Form 10-Q
period 2000-04-30
MEVC DRAPER FISHER JURVESTON FUND I INC
filed 2000-06-09
CIK 1099941

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission File Number 000-28405

                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
           (Exact name of the registrant as specified in its charter)

              DELAWARE                                      94-3346760
  (State or other jurisdiction of                     (I.R.S. Employer
    incorpration or organization)                      Identification No.)

  991 Folsom Street, Suite 301 San
       Francisco, California                                94107-1020
  (Address of principal executive                           (Zip Code)
              offices)

Registrant's telephone number, including area code: (415) 977-6150

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                      Name of each exchange on which
                                                           registered
            Common Stock                            New York Stock Exchange
        -------------------                    ---------------------------------

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 09, 2000 there were 16,500,000 shares of Registrant's common stock, $.01 par value, outstanding. The net asset value of a share at April 30, 2000 was $18.95.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            (A Delaware Corporation)
                                      Index

Part I. Financial Information                                               Page

         Item 1.  Financial Statements
                  Balance Sheet
                  -   April 30, 2000........................................  01
                  Statement of Operations
                  -   March 31, 2000 to April 30, 2000......................  02
                  Statement of Cash Flows
                  -   March 31, 2000 to April 30, 2000......................  03
                  Statement of Shareholders' Equity
                  -   March 31, 2000 to April 30, 2000......................  04
                  Selected Per Share Data and Ratios
                  -   March 31, 2000 to April 30, 2000......................  05
                  Schedule of Investments
                  -   April 30, 2000........................................  06
                  Notes to Financial Statements.............................  08

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................  12

         Item 3. Quantitative and Qualitative Disclosure about Market Risk..  14

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K...........................  15

SIGNATURE...................................................................  16

PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
                                  BALANCE SHEET
                                 APRIL 30, 2000
                                   (UNAUDITED)

ASSETS

Cash and cash equivalents (Note 2)............................. $   270,894,670
Investments, at fair value
      (cost $42,301,937), (Note 2).............................      42,297,453
Interest receivable............................................          87,451
                                                                ---------------
TOTAL ASSETS...................................................     313,279,574
                                                                ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Management fee payable (Notes 3, 6)............................ $       660,932

SHAREHOLDERS' EQUITY:
    Common Stock, $0.01 par value; 150,000,000 shares
         authorized and 16,500,000 outstanding
         at April 30, 2000.....................................         165,000
    Additional paid in capital.................................     311,485,000
    Retained earnings..........................................         968,642
                                                                ---------------
TOTAL SHAREHOLDERS' EQUITY.....................................     312,618,642
                                                                ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................... $   313,279,574
                                                                ===============

NET ASSET VALUE PER SHARE...................................... $         18.95
                                                                ===============



   The accompanying notes are an integral part of these financial statements.

                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
                             STATEMENT OF OPERATIONS
                FOR THE PERIOD MARCH 31, 2000* TO APRIL 30, 2000
                                   (UNAUDITED)


INVESTMENT INCOME:
         Interest income..........................................$     1,634,058
                                                                  ---------------

OPERATING EXPENSES:
         Management fees (Notes 3, 6).............................        660,932
                                                                  ---------------

NET INVESTMENT INCOME.............................................        973,126

NET REALIZED AND UNREALIZED LOSS ON
         INVESTMENT TRANSACTIONS:

Net unrealized depreciation on
         investment transactions..................................         (4,484)
                                                                  ---------------


NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS..............$       968,642
                                                                  ===============

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE....$          0.06
                                                                  ===============

DIVIDENDS DECLARED PER SHARE......................................$          0.00
                                                                  ===============



*  Commencement of operations.



   The accompanying notes are an integral part of these financial statements.

                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
                             STATEMENT OF CASH FLOWS
                FOR THE PERIOD MARCH 31, 2000* TO APRIL 30, 2000
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS..........$        968,642
    Adjustments to reconcile net cash provided by operations:
         Change in unrealized depreciation........................           4,484
         Changes in assets and liabilities:
              Management fee payable..............................         660,932
              Interest receivable.................................         (87,451)
                                                                   -----------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES................       1,546,607
                                                                   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of investment securities.......................     (42,301,937)
         Purchases of short-term investments......................  (1,053,327,836)
         Sales/Maturities of short-term investments...............   1,053,327,836
                                                                   -----------------
         NET CASH USED FOR INVESTING ACTIVITIES...................     (42,301,937)
                                                                   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Gross proceeds from initial public offering..............     330,000,000
         Sales load...............................................     (16,500,000)
         Advisory fee, Prudential Securities Incorporated.........      (1,500,000)
         Deferred offering costs..................................        (350,000)
         Redemption of seed money.................................          (5,000)
                                                                   -----------------
         NET CASH USED FOR FINANCING ACTIVITIES...................     311,645,000
                                                                   -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD............     270,889,670
                                                                   -----------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................           5,000
                                                                   -----------------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD......................$    270,894,670
                                                                  ==================


*  Commencement of operations.

The Company paid no interest or federal income tax during the period.



   The accompanying notes are an integral part of these financial statements.

                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE PERIOD MARCH 31, 2000* TO APRIL 30, 2000
                                   (UNAUDITED)

                                                                 ADDITIONAL                              TOTAL
                                                COMMON            PAID IN            RETAINED        SHAREHOLDERS'
                                                STOCK             CAPITAL            EARNINGS            EQUITY
                                           ----------------   ----------------    ---------------   ---------------
BALANCE AT MARCH 31, 2000                  $              3   $          4,997    $            --   $         5,000

Issuance of 16,500,000 shares through
      Initial public offering                       165,000        311,485,000                 --       311,650,000
Redemption of seed shares                                (3)            (4,997)                --            (5,000)
Net increase in net assets from operations               --                 --            968,642           968,642
                                           ----------------   ----------------    ---------------   ---------------
BALANCE AT APRIL 30, 2000                  $        165,000   $    311,485,000    $       968,642   $   312,618,642
                                           ----------------   ----------------    ---------------   ---------------


*  Commencement of operations.



   The accompanying notes are an integral part of these financial statements.

                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
                       SELECTED PER SHARE DATA AND RATIOS
                FOR THE PERIOD MARCH 31, 2000* TO APRIL 30, 2000
                                   (UNAUDITED)



    Net proceeds from initial public offering (a)...........................            18.89
    Income (loss) from investment operations:
       Net investment income................................................             0.06
    Less distributions from and in excess of:
       Net investment income................................................             0.00
       Net realized and unrealized gain.....................................             0.00
                                                                                 ------------
       Total distributions..................................................             0.00
                                                                                 ------------
    Net asset value, end of period .........................................     $      18.95
                                                                                 ============

   TOTAL RETURN - AT NAV (b)................................................           0.32%

   RATIOS AND SUPPLEMENTAL DATA:
   Net assets, end of period (in thousands).................................         312,618
   Ratios to average net assets:
    Expenses (c) (Note 3)...................................................           2.50%
    Net investment income (d)...............................................           0.31%

     NOTES TO SUPPLEMENTAL INFORMATION:

     *    Commencement of operations.

     (a) Net of initial sales load, underwriting and offering costs of $1.11 per share.

     (b) Total return is historical and assumes changes in unit price, reinvestment of all dividends and distributions, and no sales charge. Periods of less than one year are not annualized.

     (c)  Annualized for periods of less than one year.

     (d)  For the period March 31, 2000 to April 30, 2000.



   The accompanying notes are an integral part of these financial statements.

                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
                             SCHEDULE OF INVESTMENTS
                                 APRIL 30, 2000
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                                   Date of
                                                 Principal         Initial      Principal
Name / Face Rate / Maturity                        ($000)        Investment       Amount                 Value
-------------------------------------------------------------------------------------------------------------------
COMMERCIAL PAPER

    ABB Treasury Centre (USA) Inc.
         6.020%, 05/04/2000 ...................  15,000         April 2000       14,992,475             14,992,475

    American Express Credit Corp.
         6.000%, 05/17/2000 ...................  14,000         April 2000       13,962,667             13,962,667

    Bell South Telecommunications
         6.010%, 05/22/2000 ...................  10,500         April 2000       10,463,189             10,463,189

    Caterpillar Financial Services
         6.020%, 05/22/2000 ...................  11,100         April 2000       11,061,020             11,061,020

    Coca Cola Company
         6.030%, 05/23/2000 ...................  15,000         April 2000       14,944,725             14,944,725

    DaimlerChrysler
         6.020%, 05/09/2000 ...................  15,000         April 2000       14,979,933             14,979,933

    DuPont E.I. de Nemours & Company
         6.030%, 05/04/2000 ...................  13,240         April 2000       13,233,347             13,233,347

    Ford Motor Credit Company
         6.030%, 05/18/2000 ...................  15,000         April 2000       14,957,288             14,957,288

    General Electric Capital Corp.
         6.300%, 05/15/2000 ...................  15,000         April 2000       14,964,825             14,964,825

    Gillette Company
         6.010%, 05/09/2000 ...................  10,000         April 2000        9,986,644              9,986,644

    International Lease Finance Corp.
         6.010%, 05/04/2000 ...................  15,000         April 2000       14,992,488             14,992,488

    Kimberly Clark Corp.
         6.000%, 05/17/2000 ...................  15,000         April 2000       14,960,000             14,960,000

    Lucent Technology Inc.
         5.990%, 05/08/2000 ...................  15,000         April 2000       14,982,529             14,982,529

    Morgan (J.P.) & Company, Inc.
         6.040%, 05/03/2000 ...................  15,000         April 2000       14,994,967             14,994,967

    National Rural Utilities Corp.
         6.000%, 05/02/2000 ...................   5,350         April 2000        5,349,108              5,349,108


   The accompanying notes are an integral part of these financial statements.




                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
                       SCHEDULE OF INVESTMENTS (CONTINUED)
                                 APRIL 30, 2000
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                                   Date of
                                                 Principal         Initial      Principal
Name / Face Rate / Maturity                        ($000)        Investment       Amount                 Value
-------------------------------------------------------------------------------------------------------------------
COMMERCIAL PAPER (CONT.)

    Paccar Financial Corp.
         6.000%, 05/05/2000 ...................  15,000         April 2000       14,990,000             14,990,000

    UBS Finance Delaware Inc.
         6.040%, 05/01/2000 ...................  15,000         April 2000       15,000,000             15,000,000

    USAA Capital Corp.
         6.000%, 05/23/2000 ...................  12,000         April 2000       11,956,000             11,956,000

    Warner Lambert Company
         6.000%, 05/30/2000 ...................  15,000         April 2000       14,927,500             14,927,500

    Wells Fargo and Company
         6.040%, 05/15/2000 ...................  15,000         April 2000       14,964,767             14,964,767
                                                                             --------------         --------------

         TOTAL COMMERCIAL PAPER                                                 270,663,472            270,663,472
                                                                             --------------         --------------
MONEY MARKET FUNDS

    SSgA Money Market Fund
         5.766% ...............................     231         April 2000          231,198                231,198
                                                                             --------------         --------------

TOTAL COMMERCIAL PAPER AND MONEY MARKET FUNDS                                  270,894,670             270,894,670
                                                                            ===============        ===============

CERTIFICATE OF DEPOSIT

    Bank Nova Scotia
         6.695%, 02/12/2001 ...................   3,000         April 2000        2,999,063              2,999,063
                                                                             --------------         --------------

U.S. GOVERNMENT & AGENCY SECURITIES

    Federal Farm Credit Banks
         5.125%, 04/02/2001 ...................  10,000         April 2000        9,868,774              9,864,290

    Federal Home Loan Mortgage Disc. Note
         6.020%, 07/06/2000 ...................  15,000         April 2000       14,834,450             14,834,450

    Federal National Mortgage Assoc. Disc. Note
         6.120%, 10/05/2000 ...................  15,000         April 2000       14,599,650             14,599,650
                                                                             --------------         --------------

         TOTAL U.S. GOVERNMENT & AGENCY                                          39,302,874            39,298,390
                                                                             --------------         --------------

TOTAL CERTIFICATE OF DEPOSIT AND U.S. GOVERNMENT & AGENCY SECURITIES             42,301,937            42,297,453
                                                                            ===============        ===============

TOTAL ....................................................................  $   313,196,607        $   313,192,123
                                                                            ===============        ===============

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                          Notes to Financial Statements
                                 April 30, 2000
                                   (Unaudited)


1. ORGANIZATION AND BUSINESS PURPOSE
     meVC Draper Fisher Jurvetson Fund I, Inc. (the "Fund"), a closed-end investment company sponsored by meVC.com, Inc. ("meVC.com"), was organized as a Delaware corporation on December 2, 1999. The Fund seeks to achieve long-term capital appreciation from equity and equity-oriented securities issued by privately owned companies in transactions negotiated directly with such companies ("Portfolio Companies"). The Fund seeks to make venture capital investments in information technology companies, primarily in the Internet, e-commerce, telecommunications, networking, software and information services industries. The Fund's investments in portfolio companies will consist principally of equity securities such as common and preferred stock, but may also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. Current income is not a significant factor in the selection of portfolio company investments. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940, as amended ("the Act"). The shares of the Fund are authorized to list on the New York Stock Exchange under the symbol MVC but trading will commence no later than June 26, 2000. The Fund has entered into an advisory agreement with meVC Advisers, Inc. ("meVC Advisers"), a wholly-owned subsidiary of meVC.com. meVC Advisers has entered into a sub-advisory agreement with Draper Fisher Jurvetson MeVC Management Co., LLC (the "Sub-Adviser").

2. SIGNIFICANT ACCOUNTING POLICIES
     INTERIM FINANCIAL STATEMENTS - The interim financial statements have been prepared by meVC Draper Fisher Jurvetson Fund I, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Fund as of April 30, 2000, the results of its operations for the fiscal quarter ended April 30, 2000, the statement of shareholders' equity as of April 30, 2000, its cash flows for the fiscal quarter ended April 30, 2000, its per share data and ratios as of April 30, 2000, and its schedule of investments as of fiscal quarter end April 30, 2000. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

     VALUATION OF INVESTMENTS - Portfolio investments are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Cost is used to approximate fair value of these investments until significant developments affecting an investment provide a basis for valuing such investment at a number other than cost. Thereafter, portfolio investments are carried at appraised values as determined quarterly, and at such other times as deemed appropriate under the circumstances, by the Adviser, subject to approval by the Board of Directors.

     The fair value of investments for which no market exists and for which our Board of Directors has determined that the original cost of the investment is no longer an appropriate valuation will be determined on the basis of procedures established in good faith by our Board of Directors. Valuations will be based upon such factors as earnings and net worth, the market price of similar securities of comparable companies and an assessment of future financial prospects. In the case of unsuccessful operations, the valuation may be based upon anticipated liquidation proceeds.

     Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund's estimate of fair value may significantly differ from the fair market value that would have been used had a ready market existed for the securities. Appraised values do not reflect
                    meVC Draper Fisher Jurvetson Fund I, Inc.
                    Notes to Financial Statements (continued)
                                 April 30, 2000
                                   (Unaudited)


brokers' fees or other normal selling costs which might become payable on disposition of such investments.

      Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Securities traded on a securities exchange will be valued at the closing price on the day the securities are being valued, minus any applicable valuation discount. Securities traded on the over-the-counter market will be valued at the last sale price for the trading day the securities are being valued, minus any applicable valuation discount.

     Short-term investments having maturities of 60 days or less are stated at amortized cost, which approximates fair value. Other fixed income securities are stated at fair value. Fair value of these securities is determined at the most recent bid or yield equivalent from dealers that make markets in such securities.

     On a daily basis the Fund adjusts its net asset value for the changes in the value of its publicly held securities and material changes in the value of its private securities and reports those amounts to Lipper Analytical Services, Inc.

     REPURCHASE AGREEMENTS - With respect to repurchase agreements entered into by the Fund, it is the Fund's policy to always receive, as collateral, United States Government securities or other high quality debt securities of which the value, including accrued interest, is at least equal to the amount to be repaid to the Fund under each agreement at its maturity. To the extent that any repurchase transaction exceeds one business day, the value of the collateral is marked-to-market on a daily basis to ensure the adequacy of the collateral. In the event of default of the obligation to repurchase, the Fund has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the other party to the agreement, realization and/or retention of the collateral or proceeds may be subject to delay due to legal proceedings and the Fund may suffer a loss.

     INVESTMENT TRANSACTIONS AND RELATED INVESTMENT INCOME - Investment transactions are accounted for on the trade date (the date the order to buy or sell is executed). The cost of securities sold is determined on a first-in, first-out basis, unless otherwise specified. Dividend income on investment securities is recorded on the ex-dividend date. Interest income, which includes accretion of discount and amortization of premium, if applicable, is recorded on an accrual basis.

     CASH FLOWS - For the purpose of the Statement of Cash Flows, the Fund considers all money market and all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

     RESTRICTED SECURITIES - The Fund will invest in privately placed restricted securities. These securities may be resold in transactions exempt from registration or to the public if the securities are registered. Disposal of these securities may involve time-consuming negotiations and expense, and a prompt sale at an acceptable price may be difficult.

     INCOME TAXES - It is the policy of the Fund to meet the requirements for qualification as a "regulated investment company" under Subchapter M of the Internal Revenue Code of 1986, as amended. The Fund is not subject to income or excise taxes to the extent that it distributes all of its investment company taxable income and net realized gains for its fiscal year.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                    Notes to Financial Statements (continued)
                                 April 30, 2000
                                   (Unaudited)


     ACCOUNTING ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

3. MANAGEMENT
     The Fund has entered into a management agreement with meVC Advisers, Inc., a Delaware corporation (the "Adviser"). Pursuant to such agreement, the Adviser performs certain services including certain management and administrative services necessary for the operation of the Fund. The Adviser receives a management fee equal to 2.5% of the average weekly net assets of the Fund, paid monthly in arrears. A portion of this fee is also used to pay the Fund's Sub-Adviser. The Adviser also receives annual compensation equal to 20.0% of the Fund's annual realized capital gains net of realized and unrealized capital losses ("Carried Interest"). The Adviser is a wholly owned subsidiary of a privately owned corporation.

     The Adviser has entered into a sub-advisory agreement with Draper Fisher Jurvetson MeVC Management Co., LLC (the "Sub-Adviser"). The Sub-Adviser provides all investment opportunities for approval by the Fund's Board of Directors. For the Sub-Adviser's services, the Adviser pays the Sub-Adviser an annual investment sub-advisory fee equal to 1.0% of the Fund's average weekly net assets, paid monthly in arrears. The Adviser shall also pay the Sub-Adviser an amount equal to 90.0% of the annual carried interest paid by the Fund to the Adviser. The sub-advisory fees are not an additional expense to the Fund.

     The Adviser has entered into a sub-advisory agreement with Fleet Investment Advisors, Inc. (the "Investment Manager"). The Investment Manager provides all short-term management of the Fund's uninvested cash. The sub-advisory fees are not an additional expense to the Fund.

     meVC Advisers has agreed to pay compensation to the directors and officers for any and all services rendered to the Fund. As compensation for such services, each director who is not an officer of the Fund receives an annual fee of $4,800 paid monthly in arrears, a fee of $10,000 for each meeting of the Board of Directors, or a committee of the Board of Directors, in which each such independent director participates, whether attended in person or by telephone, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings.

     meVC Advisers has agreed to pay all Fund expenses above and beyond the 2.5% Management Fee paid to meVC Advisers by the Fund.

4. DISTRIBUTIONS
     The Fund declared no dividends during the period ended April 30, 2000. The Fund has adopted a policy to make dividend distributions, at least annually, of at least 90.0% of the net investment income received from interest and dividends plus net short-term capital gains. If the market value of a share of our common stock on the record date for such dividend or distribution equals or exceeds the net asset value per share on that date, we will issue new shares at the net asset value. If the net asset value exceeds the market price, the Dividend Disbursing Agent will purchase in the open market such number of shares as is necessary to complete the distribution. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend. The Fund has not adopted any set policy concerning whether dividends will be paid only in cash, or in stock or cash by specific election.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                    Notes to Financial Statements (continued)
                                 April 30, 2000
                                   (Unaudited)


5. PORTFOLIO SECURITIES
     During the fiscal quarter ended April 30, 2000, the Fund invested in no portfolio companies and made no follow-on investments in any portfolio companies. The Fund realized no net capital gains during the fiscal quarter ended April 30, 2000.

6. TRANSACTIONS WITH RELATED PARTIES
     The Fund is seeking exemptive relief from certain provisions of the Investment Company Act of 1940, as amended, to permit the Fund to invest in an offering in which affiliates of the Adviser have invested or intend to invest in. Assuming the receipt of a favorable exemptive order from the SEC, the Fund anticipates that it may, subject to certain terms and conditions, frequently invest in the same portfolio companies as current and future affiliates of the Adviser. There can be no assurances that the Fund's application for exemptive relief will be granted.

     The Fund has accrued $660,932 payable to the Adviser. For the fiscal quarter ended April 30, 2000, the Adviser has paid Draper Fisher Jurvetson MeVC Management Co., LLC (the "Sub-Adviser") sub-advisory fees amounting to $264,368, its portion of the 2.5% management fee.

7. SUBSEQUENT EVENTS
     On May 12, 2000 the Fund entered into an investment of $10,000,000 of Series G preferred stock of Personic Software, Inc. The Fund also received 1,000,000 warrants to purchase additional shares of Series G preferred stock.
     On May 25, 2000 the Fund entered into an investment of $5,999,999.72 of Series B preferred stock of ShopEaze.com, Inc.
     On May 26, 2000 the Fund entered into an investment of $9,999,998.40 of Series C preferred stock of eOnline, Inc. The Fund also received 136,054 warrants to purchase additional shares of Series C preferred stock.
     On June 2, 2000 the Fund entered into an investment of $9,999,996.52 of Series B preferred stock of INFOUSA.com, Inc.
     On June 2, 2000 the Fund entered into an investment of $7,000,000.00 of Series A preferred stock of Endymion Systems, Inc.
     On June 6, 2000 the Fund entered into an investment of $10,000,001.44 of Series C preferred stock of EXP.com, Inc.
     On June 7, 2000 the Fund entered into an investment of $2,004,480.00 of Series C preferred stock of InfoImage, Inc. The Fund also received 259,200 warrants to purchase additional shares of Series C preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INVESTMENT CLIMATE      Despite the recent volatility in technology
stocks, Fund Management feels that all of the long-term trends that drove investor interest in the information technology sector are still present, and that they will continue to be here for years to come. We feel that the focus industries of the Fund--the Internet, telecommunications, e-commerce, software and information services--will continue to be the most rapidly growing sectors of the U.S. economy. We continue to see opportunities in the Internet infrastructure and business-to-business e-commerce areas. The market for these technologies and services continues to expand as an ever-increasing proportion of business trade goes through e-marketplaces. Currently, the sectors we like the most are business-to-business product and service companies. Our favorite area is telephone-to-Internet infrastructure. We feel that there is a tremendous market for companies that are developing voice-over IP technologies as well as other telephony applications. The IP address is a viable alternative to routing traditional telephone traffic. The IP backbone is relatively inexpensive compared with its traditional counterpart, allowing this technology to compete strongly with the traditional telephone. We are also looking at select business-to-consumer companies. Although this sector has recently been hurt in the public markets, we feel that the recent declines in the public markets will create opportunities for the Fund. Many companies are postponing their initial public offerings due to these unfavorable market conditions and are now seeking private financing to maintain their operations while they wait out the volatility.

RESULTS OF OPERATIONS
     The Fund began operations upon the completion of an initial public offering on March 31, 2000. Its principal investment objective is the realization of long-term capital appreciation from investing primarily in equity and equity-linked debt securities of private companies. Due to the Company's limited operating history, the Company's financial performance at April 30, 2000 is primarily composed of interest on temporary investments, net of the management fee accrual. Weekly and daily net asset values appear in various publications, including the WALL STREET JOURNAL and BARRONS and on the Fund's website at http://www.mevc.com/FundI/fundfacts.asp

LIQUIDITY AND CAPITAL RESOURCES
     At April 30, 2000, the Fund had no investments in portfolio securities of any companies. Current balance sheet resources are believed to be sufficient to finance any future commitments.

     Net cash provided by operating activities was $1,546,607 for the fiscal quarter ended April 30, 2000.

     At April 30, 2000, the Fund had $313,192,123 of its total assets of $313,279,574 invested in temporary cash investments consisting of Certificates of Deposit, Commercial Paper, Money Market Funds, and US Government and Agency Securities.

     Net investment income and net realized gains from the sales of portfolio investments are intended to be distributed at least annually. Management believes that its cash reserves and the ability to sell its investments in publicly traded securities are adequate to provide payment for any expenses and contingencies of the Fund.

     The Fund reserves the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Fund as long-term capital gains and shareholders will be able to claim their proportionate share of the federal income taxes paid by the Fund on such gains as a credit against their own federal income tax liabilities. Shareholders will also be entitled to increase the adjusted tax basis of their Fund shares by the difference between their undistributed capital gains and their tax credit.

INVESTMENT INCOME AND EXPENSES
     Net investment income after all expenses amounted to $973,126 for the fiscal quarter ended April 30, 2000.

     The Adviser receives management fee compensation at an annual rate of 2.5% of the average weekly net assets of the Fund, paid monthly in arrears. Such fees amounted to $660,932 during the fiscal quarter ended April 30, 2000.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES
     During the fiscal quarter ended April 30, 2000, the Fund realized no net capital gains or losses from the sale of securities.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES
     At the fiscal quarter ended April 30, 2000, the Fund had unrealized depreciation of $4,484 due to its investment in the Federal Farm Credit Bank Bond, 5.125%, due April 2, 2001.

DIVIDENDS
     No dividends were declared for the fiscal quarter ended April 30, 2000.

SUBSEQUENT EVENTS
     On May 12, 2000 the Fund entered into an investment of $10,000,000 of Series G preferred stock of Personic Software, Inc. The Fund also received 1,000,000 warrants to purchase additional shares of Series G preferred stock.
     On May 25, 2000 the Fund entered into an investment of $5,999,999.72 of Series B preferred stock of ShopEaze.com, Inc.
     On May 26, 2000 the Fund entered into an investment of $9,999,998.40 of Series C preferred stock of eOnline, Inc. The Fund also received 136,054 warrants to purchase additional shares of Series C preferred stock.
     On June 2, 2000 the Fund entered into an investment of $9,999,996.52 of Series B preferred stock of INFOUSA.com, Inc.
     On June 2, 2000 the Fund entered into an investment of $7,000,000.00 of Series A preferred stock of Endymion Systems, Inc.
     On June 6, 2000 the Fund entered into an investment of $10,000,001.44 of Series C preferred stock of EXP.com, Inc.
     On June 7, 2000 the Fund entered into an investment of $2,004,480.00 of Series C preferred stock of InfoImage, Inc. The Fund also received 259,200 warrants to purchase additional shares of Series C preferred stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Fund is subject to financial market risks, including changes in interest rates with respect to its investments in debt securities as well as changes in marketable equity security prices. The Fund does not use derivative financial instruments to mitigate any of these risks. The return on the Fund's investments is generally not affected by foreign currency fluctuations.

     The Fund's investment in portfolio securities consists of some fixed rate debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. The Fund's debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The required Exhibits are included in this Form 10-Q or have been previously filed in the Company's Registration Statement on Form N-2 (Reg. No. 333-92287):

                                  EXHIBIT INDEX

  Exhibit 27   Financial Data Schedule

               Only submitted to SEC in electronic format

          (b) No reports on Form 8-K were filed by the Fund during the period for which this report is filed.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                        MEVC DRAPER FISHER JURVETSON FUND I, INC.

Date: June 09, 2000     /s/  JOHN M GRILLOS
                        ----------------------------------------------------
                        John M. Grillos
                        Chairman, Chief Executive Officer, Director


Date: June 09, 2000     /s/  PAUL WOZNIAK
                        ----------------------------------------------------
                        Paul Wozniak
                        Vice President, Treasurer, Chief Financial Officer