Form 10-Q
period 2000-07-31
MEVC DRAPER FISHER JURVESTON FUND I INC
filed 2000-09-12
CIK 1099941

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  000-28405

                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
           (Exact name of the registrant as specified in its charter)

            DELAWARE
  (State or other jurisdiction of                      94-3346760
  incorporation or organization)           (I.R.S. Employer Identification No.)


          991 Folsom Street
       San Francisco, California                        94107-1020
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (877) 474-6382

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of September 12, 2000 there were 16,500,000 shares of Registrant's common stock, $.01 par value (the "Shares"), outstanding. The net asset value of a share at July 31, 2000 was $19.09.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            (A Delaware Corporation)
                                      Index

Part I. Financial Information                                                              Page

    Item 1.  Financial Statements
             Balance Sheet
             -   July 31, 2000..........................................................   01
             Statement of Operations
             -   Three months ended July 31, 2000 and March 31, 2000 to July 31, 2000...   02
             Statement of Cash Flows
             -   March 31, 2000 to July 31, 2000........................................   03
             Statement of Shareholders' Equity
             -   March 31, 2000 to July 31, 2000........................................   04
             Selected Per Share Data and Ratios
             -   March 31, 2000 to July 31, 2000........................................   05
             Schedule of Investments
             -   July 31, 2000..........................................................   06
             Notes to Financial Statements..............................................   09

    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................................   16

    Item 3. Quantitative and Qualitative Disclosure about Market Risk...................   19

Part II. Other Information

    Item 6. Exhibits and Reports on Form 8-K............................................   20

SIGNATURE...............................................................................   21

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
                                  BALANCE SHEET
                                  JULY 31, 2000
                                   (UNAUDITED)



ASSETS

Investments in preferred stocks, at fair value
      (cost $100,504,475), (Note 2)...............................       $   100,504,475
Investments in short-term securities, at market value
      (cost $45,355,418), (Note 2)................................            45,365,686
Cash and cash equivalents (Note 2)................................           169,314,217
Interest receivable...............................................               388,076
                                                                         ---------------
TOTAL ASSETS......................................................           315,572,454
                                                                         ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Management fee payable (Notes 3, 5)...............................               666,110
                                                                         -----------------

SHAREHOLDERS' EQUITY:
    Common Stock, $0.01 par value; 150,000,000 shares
         authorized and 16,500,000 outstanding
         at July 31, 2000.........................................               165,000
    Additional paid in capital....................................           311,485,000
    Retained earnings.............................................             3,256,344
                                                                         ---------------
TOTAL SHAREHOLDERS' EQUITY........................................           314,906,344
                                                                         ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................       $   315,572,454
                                                                         ===============

NET ASSET VALUE PER SHARE.........................................       $         19.09
                                                                         ===============



   The accompanying notes are an integral part of these financial statements.

                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                              FOR THE THREE                      FOR THE PERIOD
                                                              MONTHS ENDED                       MARCH 31, 2000*
                                                              JULY 31, 2000                      TO JULY 31, 2000

INVESTMENT INCOME:
         Interest income.............................           $      4,244,988                   $    5,879,046
                                                                ----------------                   ----------------

OPERATING EXPENSES:
         Management fees (Notes 3, 5)................                  1,971,996                          2,632,928
                                                                ----------------                   ----------------

NET INVESTMENT INCOME................................                  2,272,992                          3,246,118
                                                                ----------------                   ----------------

NET REALIZED AND UNREALIZED LOSS ON
INVESTMENT TRANSACTIONS:

Net realized loss on
         investment transactions.....................                       (42)                               (42)

Net unrealized appreciation on
         investment transactions.....................                     14,752                             10,268
                                                                ----------------                   ----------------

Realized and unrealized gain (loss) on
         investment transactions.....................                     14,710                             10,226
                                                                ----------------                   ----------------


NET INCREASE IN NET ASSETS RESULTING
FROM OPERATIONS......................................           $      2,287,702                   $      3,256,344
                                                                ================                    ===============

NET INCREASE IN NET ASSETS RESULTING
FROM OPERATIONS PER SHARE............................           $           0.14                   $           0.20
                                                                ================                   ================

DIVIDENDS DECLARED PER SHARE.........................           $           0.00                   $           0.00
                                                                ================                   ================


*  Commencement of operations.


   The accompanying notes are an integral part of these financial statements.

                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE PERIOD MARCH 31, 2000* TO JULY 31, 2000
                                   (UNAUDITED)




CASH FLOWS FROM OPERATING ACTIVITIES:
    Net increase in net assets resulting from operations..........     $          3,256,344
    Adjustments to reconcile net cash provided by operations:
         Change in unrealized depreciation........................                  (10,268)
         Changes in assets and liabilities:
              Management fee payable..............................                  666,110
              Interest receivable.................................                 (388,076)
                                                                            ----------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES................                3,524,110
                                                                            ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of investment securities.......................             (100,504,475)
         Purchases of short-term investments......................              (45,355,418)
         Purchases of cash equivalents............................           (2,007,432,920)
         Sales/Maturities of cash equivalents.....................            2,007,432,920
                                                                            ----------------
         NET CASH USED FOR INVESTING ACTIVITIES...................             (145,859,893)
                                                                           -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Gross proceeds from initial public offering..............              330,000,000
         Sales load...............................................              (16,500,000)
         Advisory fee, Prudential Securities Incorporated.........               (1,500,000)
         Deferred offering costs..................................                 (350,000)
         Redemption of seed money.................................                   (5,000)
                                                                           -----------------
         NET CASH USED FOR FINANCING ACTIVITIES...................              311,645,000
                                                                           -----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD............              169,309,217
                                                                           -----------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................                    5,000
                                                                           -----------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD......................     $        169,314,217
                                                                         ===================


*  Commencement of operations.

The Company paid no interest or federal income tax during the period.


   The accompanying notes are an integral part of these financial statements.

                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE PERIOD MARCH 31, 2000* TO JULY 31, 2000
                                   (UNAUDITED)




                                                                             ADDITIONAL                               TOTAL
                                                             COMMON           PAID IN            RETAINED          SHAREHOLDERS'
                                                              STOCK           CAPITAL            EARNINGS             EQUITY
                                                       -------------       -------------       -------------      --------------
BALANCE AT MARCH 31, 2000                              $           3       $       4,997       $           -      $        5,000

Issuance of 16,500,000 shares through
   Initial public offering (Net of Offering Costs)           165,000         311,485,000                   -         311,650,000
Redemption of seed shares                                         (3)             (4,997)                  -              (5,000)
Net increase in net assets from operations                         -                   -           3,256,344           3,256,344
                                                       -------------       -------------       -------------      --------------
BALANCE AT JULY 31, 2000                               $     165,000       $ 311,485,000       $   3,256,344      $  314,906,344
                                                       -------------       -------------       -------------      --------------


*  Commencement of operations.



   The accompanying notes are an integral part of these financial statements.

                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
                       SELECTED PER SHARE DATA AND RATIOS
                 FOR THE PERIOD MARCH 31, 2000* TO JULY 31, 2000
                                   (UNAUDITED)



    Net proceeds from initial public offering (a)........         18.89
    Income (loss) from investment operations:
       Net investment income.............................          0.20
    Less distributions from and in excess of:
       Net investment income.............................             -
       Net realized and unrealized gain..................             -
                                                           ------------
       Total distributions...............................             -
                                                           ------------
    Net asset value, end of period ......................  $      19.09
                                                           ============
    Market Value, end of period .........................  $      15.25
                                                           ============

   TOTAL RETURN - AT NAV (b, e)..........................          1.06%
   TOTAL RETURN - AT MARKET (b, c, e)....................        (23.75)%

   RATIOS AND SUPPLEMENTAL DATA:
   Net assets, end of period (in thousands)..............       314,906
   Ratios to average net assets:
    Expenses (d) (Note 3)................................          2.50%
    Net investment income (e)............................          1.04%

NOTES TO SUPPLEMENTAL INFORMATION:
*   Commencement of operations.

(a) Net of initial sales load, underwriting and offering costs of $1.11 per share.

(b) Total investment return does not include sales charges.

(c) For the period June 26, 2000 (commencement of trading on the NYSE) to July 31, 2000.

(d) Annualized.

(e) Not Annualized.




   The accompanying notes are an integral part of these financial statements.

                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
                             SCHEDULE OF INVESTMENTS
                                  JULY 31, 2000
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                                   Date of
                                                                   Initial
Description                                    Shares/Principal   Investment          Cost               Value
--------------------------------------------------------------------------------------------------------------------
PREFERRED STOCKS-31.92% (a, b) (Note 6)

    Annuncio Software Inc, Series E ...........      625,000      July 2000        $  5,000,000         $  5,000,000

    AuctionWatch.com, Inc. Series C ...........    1,047,619      June 2000           5,500,000            5,500,000


  *Endymion Systems, Inc. Series A ............    7,156,760      June 2000           7,000,000            7,000,000

  *eOnline, Inc.:

         Series C..............................    1,360,544      May 2000            9,999,998            9,999,998
         Series C Warrants, expire 5/25/03.....    136,054        May 2000                    -                    -


  *EXP.com, Inc. Series C .....................    1,748,252      June 2000          10,000,001           10,000,001

  *eYak, Inc., Series C .......................    2,590,674      June 2000          10,000,000           10,000,000

  *FolioFN, Inc. Series C .....................    5,802,259      June 2000          15,000,000           15,000,000


    InfoImage, Inc.:
          Series C ............................      432,000      June 2000           2,004,480            2,004,480
          Series C Warrants, expire 6/2/10 ....      259,200      June 2000                   -                    -


  *INFOUSA.com Series B .......................    2,145,922      June 2000           9,999,997            9,999,997

  *Pagoo.com Series C .........................    3,412,969      July 2000           9,999,999            9,999,999


     Personic Software, Inc.:
         Series G .............................    2,481,390      May 2000           10,000,000           10,000,000
         Series G Warrants, expire 5/12/05.....    1,000,000      May 2000                    -                    -


  *ShopEaze.com Series B ......................    2,097,902      May 2000            6,000,000            6,000,000
                                                                                    -----------         ------------


TOTAL PREFERRED STOCKS.....................................................         100,504,475          100,504,475
                                                                                    -----------          -----------

SHORT-TERM SECURITIES-14.41% (b)

   CORPORATE BONDS-5.61%

    Associates Corp. North America
         5.875%, 05/16/2001 ...................  10,000,000     May 2000              9,865,100            9,895,389

    General Motors Acceptance Corp.
         6.620%, 01/16/2001 ...................  8,000,000      July 2000             7,752,853            7,755,039
                                                                                 --------------       --------------

    TOTAL CORPORATE BONDS                                                            17,617,953           17,650,428
                                                                                 --------------       --------------


   The accompanying notes are an integral part of these financial statements.

                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
                             SCHEDULE OF INVESTMENTS
                                  JULY 31, 2000
                                   (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------
                                                                Date of
                                                                Initial
Description                                    Shares/Principal Investment          Cost               Value
--------------------------------------------------------------------------------------------------------------------
SHORT-TERM SECURITIES (CONTINUED)

   CERTIFICATE OF DEPOSIT-0.95%

    Bank Nova Scotia
         6.695%, 02/12/2001 ...................    3,000,000    April 2000      $ 2,999,361            $ 3,000,000
                                                                             --------------         --------------

   U.S. GOVERNMENT & AGENCY SECURITIES-7.85%

    Federal Farm Credit Banks
         5.125%, 04/02/2001 ...................  10,000,000     April 2000        9,903,854              9,889,949

    Federal National Mortgage Assoc. Disc. Note
         6.120%, 10/05/2000 ...................  15,000,000     April 2000       14,834,250             14,825,309
                                                                             --------------         --------------

    TOTAL U.S. GOVERNMENT & AGENCY                                               24,738,104             24,715,258
                                                                             --------------         --------------

TOTAL SHORT TERM SECURITIES...............................................       45,355,418             45,365,686
                                                                              -------------          -------------

CASH AND CASH EQUIVALENTS-53.76%

   COMMERCIAL PAPER-53.76%

    ABB Treasury Centre (USA), Inc.
         6.480%, 08/21/2000 ...................  9,800,000      July 2000         9,764,720              9,764,720

    American Express Credit Corp.
         6.520%, 08/11/2000 ...................  11,000,000     July 2000        10,980,081             10,980,081

    American Telephone & Telegraph Company
         6.480%, 08/24/2000 ...................  9,000,000      July 2000         8,962,740              8,962,740

    Associates Corp. North America
         6.500%, 09/08/2000 ...................  9,100,000      July 2000         9,037,564              9,037,564

    Bell South Capital Funding Corp.
         6.480%, 09/14/2000 ...................  10,000,000     July 2000         9,920,800              9,920,800

    BMW U.S. Capital Corp.
         6.500%, 08/16/2000 ...................  10,000,000     July 2000         9,972,917              9,972,917

    Cargill Global Funding
         6.640%, 08/01/2000 ...................  11,190,000     July 2000        11,190,000             11,190,000

    DaimlerChrysler
         6.480%, 08/22/2000 ...................    6,290,000    July 2000         6,266,224              6,266,224


   The accompanying notes are an integral part of these financial statements.

                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
                             SCHEDULE OF INVESTMENTS
                                  JULY 31, 2000
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                                 Date of
                                                                 Initial
Description                                    Shares/Principal Investment          Cost               Value
--------------------------------------------------------------------------------------------------------------------
   COMMERCIAL PAPER (CONT.)
    DuPont E.I. de Nemours & Company
         6.540%, 08/17/2000 ...................  12,000,000     May 2000        $ 11,965,120           $ 11,965,120

    Ford Motor Credit Corp.
         6.470%, 08/14/2000 ...................  9,700,000      July 2000          9,677,337              9,677,337

    General Electric Capital Corp.
         6.500%, 09/05/2000 ...................  9,000,000      July 2000         8,943,125               8,943,125

    Gillette Company
         6.500%, 08/11/2000 ...................  10,000,000     July 2000         9,981,944               9,981,944

    H J Heinz Corp.
         6.480%, 09/13/2000 ...................  9,300,000      July 2000         9,228,018               9,228,018

    IBM Credit Corp.
         6.480%, 08/23/2000 ...................  6,000,000      July 2000         5,976,240               5,976,240

    International Lease Finance Corp.
         6.500%, 09/06/2000 ...................  12,000,000     July 2000        11,922,000              11,922,000

    National Rural Utilities Corp.
         6.480%, 08/23/2000 ...................  9,200,000      July 2000         9,163,568               9,163,568

    Paccar Financial Corp.
         6.480%, 08/03/2000 ...................  11,000,000     July 2000        10,996,040              10,996,040

    Wal Mart Stores, Inc.
         6.480%, 09/12/2000 ...................  5,400,000      July 2000         5,359,176               5,359,176
                                                                             --------------           -------------

    TOTAL COMMERCIAL PAPER                                                      169,307,614             169,307,614
                                                                             --------------           -------------

   MONEY MARKET FUNDS-0.00%

    SSgA Money Market Fund
         6.368% ...............................      6,603      July 2000             6,603                   6,603
                                                                             --------------           -------------
TOTAL CASH AND CASH EQUIVALENTS...........................................      169,314,217             169,314,217
                                                                             --------------           -------------


TOTAL INVESTMENTS.........................................................    $ 315,174,110           $ 315,184,378
                                                                              =============           =============

(a) These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)  Percentages are based on net assets of $314,906,344.


* Affiliated Issuers (Total Market Value of $77,999,995): companies in which the Fund owns at least 5% of the voting securities.


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                          Notes to Financial Statements
                                  July 31, 2000
                                   (Unaudited)


1. ORGANIZATION AND BUSINESS PURPOSE
   meVC Draper Fisher Jurvetson Fund I, Inc. (the "Fund"), a closed-end investment company sponsored by meVC.com, Inc. ("meVC.com"), was organized as a Delaware corporation on December 2, 1999 and commenced operations on March 31, 2000. The Fund seeks to achieve long-term capital appreciation from equity and equity-oriented securities issued by privately owned companies in transactions negotiated directly with such companies ("Portfolio Companies"). The Fund seeks to make venture capital investments in information technology companies, primarily in the Internet, e-commerce, telecommunications, networking, software and information services industries. The Fund's investments in portfolio companies will consist principally of equity securities such as common and Preferred Stock, but may also include other equity-oriented securities such as debt convertible into common or Preferred Stock or debt combined with warrants, options or other rights to acquire common or Preferred Stock. Current income is not a significant factor in the selection of portfolio company investments. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940, as amended ("the Act"). The shares of the Fund commenced trading on the New York Stock Exchange (the "Exchange") under the symbol MVC on June 26, 2000. As described in the Fund's definitive Prospectus, dated March 28, 2000 (the "Public Offering Date"), the Shares had been authorized to list on the Exchange, subject to official notice of issuance, but the Fund and the Exchange mutually agreed that the commencement of trading would be delayed until not later than 90 days from the Public Offering Date. The Fund has entered into an advisory agreement with meVC Advisers, Inc. ("meVC Advisers"), a wholly-owned subsidiary of meVC.com. meVC Advisers has entered into a sub-advisory agreement with Draper Fisher Jurvetson MeVC Management Co., LLC (the "Sub-Adviser").


2. SIGNIFICANT ACCOUNTING POLICIES
   INTERIM FINANCIAL STATEMENTS - The interim financial statements have been prepared by meVC Draper Fisher Jurvetson Fund I, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. The unaudited financial statements reflect, in the opinion of management, all adjustments which are of a normal recurring nature necessary for a fair presentation of the information presented herein. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

   VALUATION OF INVESTMENTS - Investments in Preferred Stock are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Cost is used to approximate fair value of these investments until significant developments affecting an investment provide a basis for valuing such investment at a number other than cost.

   The fair value of investments for which no market exists and for which our Board of Directors has determined that the original cost of the investment is no longer an appropriate valuation will be determined on the basis of procedures established in good faith by our Board of Directors. Valuations will be based upon such factors as the financial and/or operating results of the most recent fiscal period, the performance of the company relative to planned budgets/forecasts, the issuer's financial condition and the markets in which it does business, the prices of any recent transactions or offerings regarding such securities or any proxy securities, any available analysis, media, or other reports or information regarding the issuer, or the markets or industry in which it operates, the nature of any restrictions on disposition of the securities and other analytical data. In the case of unsuccessful operations, the valuation may be based upon anticipated liquidation proceeds.

   Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund's estimate of fair value may significantly differ from the fair market value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments.

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

   INVESTMENT TRANSACTIONS AND RELATED INVESTMENT INCOME - Investment transactions are accounted for on the trade date (the date the order to buy or sell is executed). The cost of securities sold is determined on a first-in, first-out basis, unless otherwise specified. Dividend income on investment securities is recorded on the ex-dividend date. Interest income, which includes accretion of discount and amortization of premium, if applicable, is recorded on the accrual basis.

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

3. MANAGEMENT
   The Fund has entered into a management agreement with meVC Advisers, Inc. (the "Adviser"), a Delaware corporation. Pursuant to such agreement, the Adviser performs certain services including certain management and administrative services necessary for the operation of the Fund. The Adviser receives a management fee equal to 2.5% of the average weekly net assets of the Fund, paid monthly in arrears. A portion of this fee is also used to pay the Fund's Sub-Adviser. The Adviser also receives compensation equal to 20.0% of the Fund's annual realized capital gains net of realized and unrealized capital losses ("Carried Interest"). The Adviser is a wholly owned subsidiary of a privately owned corporation.

   The Adviser has entered into a sub-advisory agreement with Draper Fisher Jurvetson MeVC Management Co., LLC (the "Sub-Adviser"). The Sub-Adviser provides all investment opportunities for approval by the Fund's Board of Directors. For the Sub-Adviser's services, the Adviser pays the Sub-Adviser an annual investment sub-advisory fee equal to 1.0% of the Fund's average weekly net assets, paid monthly in arrears. The Adviser shall also pay the Sub-Adviser an amount equal to 90.0% of any carried interest paid by the Fund to the Adviser. The sub-advisory fees are not an additional expense to the Fund.

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


4. DIVIDENDS AND DISTRIBUTIONS TO SHAREHOLDERS
   The Fund declared no dividends during the period ended July 31, 2000. Income dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid annually. An additional distribution may be paid by the Fund to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend.


5. TRANSACTIONS WITH RELATED PARTIES
   The Fund has been granted exemptive relief from certain provisions of the Investment Company Act of 1940, as amended, to permit the Fund to make co-investments with certain affiliates of Draper Fisher Jurvetson. The Fund anticipates that it may, subject to certain terms and conditions, frequently invest in the same portfolio companies as current and future affiliates of the Adviser.


   The Fund has accrued $666,110 payable to the Adviser. For the four months ended July 31, 2000, the Adviser has paid Draper Fisher Jurvetson MeVC Management Co., LLC (the "Sub-Adviser") sub-advisory fees amounting to $1,053,171, its portion of the 2.5% management fee.


6. PORTFOLIO INVESTMENTS
   During the period ended July 31, 2000, the Fund invested $100,504,475 in twelve new companies and made no follow-on investments. The individual equity and equity-linked security holdings of the Company at July 31, 2000 were comprised of the following investments:

   Personic, Inc.

     On May 12, 2000, the Fund entered into a $10,000,000 investment in a Convertible Preferred Stock issue for Personic, Inc ("Personic"). The Fund's investment consists of 2,481,390 shares of Series G Convertible Preferred
Stock ("Series G Preferred Stock") at $4.03 per share. The Fund also received 1,000,000 warrants to purchase 1,000,000 shares of Series G Preferred Stock.
The warrants expire on May 12, 2005.
   Personic's marketplace and ebusiness solutions provide the communications and transaction infrastructure to enable organizations and staffing agencies to attract, qualify, hire and retain a superior workforce.
   The Series G Preferred Stock ranks equally ("pari passu"), with respect to liquidation preference, to the Series A Preferred Stock, the Series B Preferred Stock, the Series E Preferred Stock and the Series F Preferred Stock and senior to the Series C Preferred Stock, Series D Preferred Stock and Common Stock. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series B Preferred Stock, as converted to Common Stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   ShopEaze.com, Inc.

   On May 25, 2000, the Fund entered into a $6,000,000 investment in a Convertible Preferred Stock issue for ShopEaze.com, Inc. ("ShopEaze"). The Fund's investment consists of 2,097,902 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") at $2.86 per share.
   ShopEaze's strategy is to provide brick and mortar retailers with a completely outsourced online shopping solution that allows them to promote their own established brands and local store presence while leveraging ShopEaze's service capabilities and technology.
   The Series B Preferred Stock ranks senior, with respect to liquidation preference, to the Common Stock and any series of Preferred Stock issued prior to the Series B. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series B Preferred Stock, as converted to Common Stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   eOnline, Inc.

   On May 26, 2000, the Fund entered into approximately a $10,000,000 investment in a Convertible Preferred Stock issue for eOnline, Inc ("eOnline"). The Fund's investment consists of 1,360,544 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $7.35 per share. The Fund also received 136,054 warrants to purchase 136,054 shares of Series C Preferred Stock at a purchase price of $7.35 per share (as adjusted). The warrants expire at the earlier of
(i) May 26, 2003 or (ii) eOnline's Qualified Initial Public Offering ("Qualified IPO").
   eOnline delivers leading enterprise business applications in a hosted, managed environment to provide end-to-end eBusiness solutions. eOnline is SAP and Ariba certified and leads the market for SAP solutions in the application service provider (ASP) model.
   The Series C Preferred Stock ranks pari passu, with respect to liquidation preference, to the Series A Preferred Stock and the Series B Preferred Stock and senior to the Common Stock. In the event of a Qualified IPO, the Series C Preferred Stock, as converted to Common Stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.


   INFOUSA.com


   On June 2, 2000, the Fund entered into a $10,000,000 investment in a Convertible Preferred Stock issue for INFOUSA.com. The Fund's investment consists of 2,145,922 shares of Series B Convertible Preferred Stock ("Series
B Preferred Stock") at $4.66 per share.
   INFOUSA.com provides comprehensive and accurate directory information plus targeted mailing lists for Internet and wireless users. The INFOUSA.com site provides customizable sales leads, business and consumer information and database marketing services that enable businesses to compete more effectively.
   The Series B Preferred Stock ranks pari passu, with respect to liquidation preference, to the Series A Preferred Stock and senior to the Common Stock. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series C Preferred Stock, as converted to Common Stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   Endymion Systems, Inc.

   On June 2, 2000, the Fund entered into a $7,000,000 investment in a Convertible Preferred Stock issue for Endymion Systems, Inc. ("Endymion Systems"). The Fund's investment consists of 7,156,760 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at $.9781 per share.
   Endymion Systems is an information technology consultancy that provides full-service e-commerce solutions to its clients. From computing environments, networks and back-office applications to middleware and websites, Endymion Systems assists customers in moving their business models to the Web.
   The Series A Preferred Stock ranks senior, with respect to liquidation preference, to the Series B Preferred Stock and the Common Stock. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series

A Preferred Stock, as converted to Common Stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   EXP.com, Inc.

   On June 6, 2000, the Fund entered into approximately a $10,000,000 investment in a Convertible Preferred Stock issue for EXP.com, Inc. ("EXP"). The Fund's investment consists of 1,748,252 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $5.72 per share.
   EXP provides individuals seeking advice with access to qualified experts and service providers in over 300 topic areas within the business, technology, and personal interests categories. Their site attracts millions of visitors each month, enabling interaction with experts via email, chat session, and phone.
   The Series C Preferred Stock ranks senior, with respect to liquidation preference, to the Common Stock and any series of Preferred Stock issued prior to the Series C. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series C Preferred Stock, as converted to Common Stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   InfoImage, Inc.

   On June 7, 2000, the Fund entered into a $2,004,480 investment in a Convertible Preferred Stock issue for InfoImage, Inc. ("InfoImage"). The Fund's investment consists of 432,000 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $4.64 per share. The Fund also received 259,200 warrants to purchase 259,200 shares of Series C Preferred Stock. The warrants expire on the date of InfoImage's Qualified Initial Public Offering ("Qualified IPO").
   InfoImage has helped companies increase their decision-making efficiency with intranet/extranet solutions using Web and collaborative technologies. The cornerstone of its product and service offerings is InfoImage freedom, a decision portal software product allowing access to structured and unstructured data, advanced personalization, intuitive search, business intelligence and collaboration tools. With the recent release of freedom 2, InfoImage teamed with Microsoft Corp. to provide enterprise digital dashboard solutions that help companies work more efficiently by consolidating key information from disparate data sources into a unified desktop view.
   The Series C Preferred Stock ranks senior, with respect to liquidation preference, to the Common Stock and any series of Preferred Stock issued prior to the Series C. In the event of a Qualified IPO, the Series C Preferred Stock, as converted to Common Stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   AuctionWatch.com

   On June 20, 2000, the Fund entered into a $5,500,000 investment in a Convertible Preferred Stock issue for AuctionWatch.com ("AuctionWatch"). The Fund's investment consists of 1,047,619 shares of Series C Convertible
Preferred Stock ("Series C Preferred Stock") at $5.25 per share.
   AuctionWatch's services provide businesses with the tools and software necessary to efficiently distribute merchandise and acquire customers, while providing a convenient comparison-shopping service for buyers to locate and purchase these products. AuctionWatch's services fall into three main categories: seller services, buyer services, and post sale management solutions.
   The Series C Preferred Stock ranks pari passu, with respect to liquidation preference, to the Series A Preferred Stock and the Series B Preferred Stock and senior to the Common Stock. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series C Preferred Stock, as converted to Common Stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   FolioFN, Inc.

     On June 21, 2000, the Fund entered into a $15,000,000 investment in a Convertible Preferred Stock issue for FolioFN, Inc. ("FolioFN"). The Fund's investment consists of 5,802,259 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $2.59 per share.
   FOLIOFN together with its wholly-owned brokerage subsidiary FOLIOFN Investments, Inc. is harnessing the power of the Internet to enable individual and smaller institutional investors to invest and trade better, smarter, and easier. FOLIOFN's first product, FOLIO INVESTING, offers a whole new way to invest and trade, combining many of the best qualities of mutual funds, traditional brokerage services, and on-line trading. FOLIO INVESTING, lets investors buy and sell personalized baskets of stocks - known as "FOLIOs".
   The Series C Preferred Stock ranks pari passu, with respect to liquidation preference, to any series of Preferred Stock issued prior to the Series C and senior to the Common Stock. In the event of a Qualified IPO, the Series C Preferred Stock, as converted to Common Stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   eYak, Inc.

     On June 26, 2000, the Fund entered into a $10,000,000 investment in a Convertible Preferred Stock issue for eYak, Inc. ("eYak"). The Fund's investment consists of 2,590,674 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $3.86 per share.
     eYak is building the first native IP conferencing and enhanced services platform that combines the power of the Internet with the quality of the telephone. The company has two services groups: (i) Business Services, which expects to become a leading provider of wholesale, enhanced teleconferencing services and (ii) Internet Services, which expects to revolutionize online communications.
     The Series C Preferred Stock ranks pari passu, with respect to liquidation preference, to any series of Preferred Stock issued prior to the Series C and senior to the Common Stock. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series C Preferred Stock, as converted to Common Stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   Annuncio Software, Inc.

     On July 10, 2000, the Fund entered into a $5,000,000 investment in a Convertible Preferred Stock issue for Annuncio Software, Inc. ("Annuncio"). The Fund's investment consists of 625,000 shares of Series E Convertible Preferred Stock ("Series E Preferred Stock") at $8.00 per share ("Original Issue Price").
     Annuncio Software provides e-marketing software and services that enable companies to turn prospects into customers and build the long-term, loyal customer relationships that drive revenues and profitability. The Annuncio suite of e-marketing applications allows business users to define, automate and analyze marketing and e-merchandising campaigns and personalize Web sites and Web stores.
     The Series E Preferred Stock ranks senior, with respect to liquidation preference, to the Common Stock and any series of Preferred Stock issued prior to the Series E. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series E Preferred Stock, as converted to Common Stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   Pagoo, Inc.

     On July 11, 2000, the Fund entered into approximately a $10,000,000 investment in a Convertible Preferred Stock issue for Pagoo, Inc. ("Pagoo"). The Fund's investment consists of 3,412,969 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $2.93 per share.
     Pagoo is a leading provider of comprehensive Internet Protocol (IP)-based voice solutions. The applications that Pagoo has developed and patented are the first to make VoIP a true alternative to voice over traditional telephone networks.
     The Series C Preferred Stock ranks pari passu, with respect to liquidation preference, to any series of Preferred Stock issued prior to the Series C and senior to the Common Stock. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series C Preferred Stock, as converted to Common Stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

8. SUBSEQUENT EVENTS
     On August 31, 2000 the Fund entered into an investment of $7,000,000 of Series D Preferred Stock of Cidera, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Company's filings with the Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report.

GENERAL INVESTMENT CLIMATE
   The overall investment climate was generally positive in the second quarter. Because of the continued volatility in the public markets, a number of attractive companies chose to seek further rounds of venture capital funding rather than risk an initial public offering (IPO). Furthermore, given the correction in publicly traded technology stock prices, the valuations of many companies seeking additional financing were reasonable compared to March highs.
   Uncertainty continues to affect publicly traded technology stocks, but we believe that this uncertainty does not warrant the amount of negative press that this sector has received from time to time. In our view, many companies that received funding in 1999 did not have solid business models or survivability strategies, and in many cases were brought to market prematurely. We believe that this trend has now run its course. We do not believe, however, that the pace of growth in new technologies and markets is decelerating. To the contrary, we believe that it is accelerating and that new markets are being created, leading to exciting investment opportunities. Looking forward, we also anticipate an improvement in the IPO market. In our opinion, issues are now being priced more attractively to encourage investors to revisit technology.
   Against this background our favorite area remains telecommunications, including wireless applications and Internet telephony. The Internet is rapidly gaining global acceptance as the preeminent communications medium. There are already an estimated 325 million users worldwide and industry analysts expect this number to exceed 600 million in the next three years. As a result, the growth in data traffic is driving very strong demand for communications bandwidth - several leading carriers already estimate that the relative load of data traffic exceeds voice traffic on their networks. But the existing networks were not designed for data traffic. Continued development of technologies such as DSL, cable modems and optical switching are crucial to meeting the growing demand for high speed connections: connections capable of delivering rich content such as streaming audio and video to businesses and homes. The demand for data is not only confined to fixed line communications; the wireless sector is also likely to benefit. We believe that the introduction of third generation wireless service should lead to increasing opportunities in the mobile Internet services sector.


RESULTS OF OPERATIONS
   The Fund began operations upon the completion of an initial public offering on March 31, 2000. Its principal investment objective is the realization of long-term capital appreciation from investing primarily in equity and equity-linked debt securities of private companies. Pending the completion of equity and equity-linked debt security investments that meet the Fund's investment objective, available funds are invested in short-term securities. Due to the Company's limited operating history, the Company's financial performance at July 31, 2000 is primarily composed of interest on temporary investments, net of the management fee accrual.

LIQUIDITY AND CAPITAL RESOURCES
   At July 31, 2000, the Fund had $100,504,475 of its net assets of $314,906,344 invested in portfolio securities of twelve companies and $214,679,903 of its net assets invested in temporary cash investments consisting of Certificates of Deposit, Commercial Paper, Money Market Funds, and US Government and Agency Securities. Current balance sheet resources are believed to be sufficient to finance any future commitments.

   Net cash provided by operating activities was $1,977,503 for the three months ended July 31, 2000 and $3,524,110 for the four months ended July 31, 2000.

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

INVESTMENT INCOME AND EXPENSES

   Net investment income after all expenses amounted to $2,272,992 for the three months ended July 31, 2000 and $3,246,118 for the four months ended July 31, 2000.

   The Adviser receives management fee compensation at an annual rate of 2.5% of the average weekly net assets of the Fund, paid monthly in arrears. Such fees amounted to $1,971,996 for the three months ended July 31, 2000 and $2,632,928 during the four months ended July 31, 2000.


REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

   The Fund realized a net capital loss of $42 from the sale of securities during the three months ended July 31, 2000 and the same net capital loss of $42 from the sale of securities for the four months ended July 31, 2000.


UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

   The Fund had a net unrealized appreciation of $14,752 for the three months ended July 31, 2000. The Fund had a net unrealized appreciation on investments amounting to $10,268 during the four months ended July 31, 2000. Such net increase resulted from increases in the market value of the securities of the Fund's investment in Associates Corp North America Bond, 5.875%, due May 16, 2001, General Motors Acceptance Corp, 6.62% due January 16, 2001, and Bank Nova Scotia, 6.695%, due February 12, 2001 aggregating in $33,114 and decreases in the market value of the securities of the Fund's investment in the Federal Farm Credit Bank Bond, 5.125%, due April 2, 2001 and the Federal National Mortgage Association Discount Note, due October 5, 2000 aggregating in $22,846.


DIVIDENDS
   No dividends were declared for the four months ended July 31, 2000.

PORTFOLIO INVESTMENTS
   At July 31, 2000 the cost of equity and equity-linked security investments made by the Fund to date was $100,504,475 and their aggregate market value was unchanged at $100,504,475. Management believes the companies identified have significant potential for long-term growth in sales and earnings. The Sub-Adviser continuously evaluates opportunities to maximize the valuation of its investments. In that regard, the Adviser will periodically evaluate potential acquisitions, financing transactions, initial public offerings, strategic alliances, and sale opportunities involving the Fund's portfolio companies. These transactions and activities are generally not disclosed to the Fund's shareholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. However, any such pending transaction could have an impact on the valuation of an investment which may be adjusted prior to the transaction being publicly announced or completed.

SUBSEQUENT EVENTS
   On August 31, 2000 the Fund entered into an investment of $7,000,000 of Series D Preferred Stock of Cidera, Inc.

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


   Concentrations of market and credit risk exist with respect to debt and equity investments in portfolio companies which are subject to significant risk usual to companies in various stages of start-up. Generally, there is no ready market for the Fund's investments, as they are closely held, generally not publicly traded or, in circumstances where an investment is publicly traded, the Fund may be subject to certain trading restrictions for a specified period of time.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The required Exhibits are included in this Form 10-Q or have been previously filed in the Company's Registration Statement on Form N-2 (Reg. No. 333-92287).

     (b)  Reports on Form 8-K

          During the quarter ended July 31, 2000, the Fund filed one report on Form 8-K, dated June 29, 2000, to report the June 26, 2000 commencement of trading of its shares on the New York Stock Exchange.

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

                              MEVC DRAPER FISHER JURVETSON FUND I, INC.


   Date: September 12, 2000   /s/  JOHN M GRILLOS
                              -------------------------------------------
                              John M. Grillos
                              Chairman, Chief Executive Officer, Director



   Date: September 12, 2000   /s/  PAUL WOZNIAK
                              -------------------------------------------
                              Paul Wozniak
                              Vice President, Treasurer, Chief Financial Officer