Form 10-K
period 2000-10-31
MEVC DRAPER FISHER JURVESTON FUND I INC
filed 2000-12-22
CIK 1099941

FORM 10-K SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the period ended October 31, 2000 or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

Commission File Number 000-28405 MEVC DRAPER FISHER JURVETSON FUND I, INC. (Exact name of the registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3346760 (I.R.S. Employer Identification No.)

991 Folsom Street San Francisco, California (Address of principal executive offices)	94107-1020 (Zip Code)

Registrant’s telephone number, including area code: (877) 474-6382 Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $172,082,144, computed on the basis of $10.4375 per share, closing price of the common stock on the New York Stock Exchange on December 14, 2000. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 16,500,000 shares of the registrant’s common stock, $.01 par value, outstanding as of December 14, 2000. The net asset value of a share at October 31, 2000 was $18.88.

Part I

Item 1. Business

     meVC Draper Fisher Jurvetson Fund I, Inc. (the “Fund”) is a Delaware Corporation that seeks to achieve capital appreciation principally by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies (“Portfolio Companies”). The Fund seeks to make venture capital investments in information technology companies, primarily in the Internet, e-commerce, telecommunications, networking, software and information services industries. The Fund’s investments in portfolio companies will consist principally of equity securities such as common and preferred stock, but may also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. Current income is not a significant factor in the selection of portfolio company investments. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (“the Investment Company Act”).

     The Fund has five directors. Three of the directors are disinterested individuals (the “Independent Directors”) as defined by the Investment Company Act. The directors are responsible for providing overall guidance and supervision of the Fund, approving the valuation of the Fund’s investments and performing various duties imposed on directors of a business development company by the Investment Company Act. Among other things, the Independent Directors supervise the management arrangements for the Fund, the custody arrangements with respect to portfolio securities, the selection of independent public accountants, fidelity bonding and any transactions with affiliates.

     The Fund has engaged meVC Advisers, Inc., a Delaware Corporation (the “Adviser”, “meVC Advisers”), to provide certain management and administrative services necessary for the operation of the Fund. The Adviser is a wholly-owned subsidiary of meVC.com, Inc., a Delaware Corporation (“meVC.com”). The largest investor in meVC.com is the Draper Fisher Jurvetson Fund VI, L.P.

     Subject to the supervision of the directors, the Adviser performs services necessary for the operations of the Fund. Subject to the supervision of the directors, the Adviser has arranged for third parties to perform, the management, administrative, investment sub-advisory and other services necessary for the operations of the Fund. The Adviser has engaged Draper Fisher Jurvetson MeVC Management Co., LLC, a Delaware Corporation (the “Sub-Adviser”, “Draper Advisers”), to identify, evaluate, structure, monitor, and dispose of the Fund’s investments in Portfolio Companies. The Adviser has engaged Fleet Investment Advisors, Inc. (the “Short-Term Money Manager”), to manage the Fund’s cash and short-term, interest-bearing investments. The Adviser has engaged State Street Bank and Trust Co, Inc. (the “Fund Administrator”, the “Fund Accounting Agent”, the “Custodian”), to handle all functions of administration, accounting, and custodial work necessary for the operations of the Fund. The Adviser provides the Fund, at the Adviser’s expense, with the office space, facilities, equipment and personnel (whose salaries and benefits are paid by the Adviser) necessary to enable the Fund to conduct the operational aspects of its business. The Sub-Adviser provides the Fund, at the Sub-Adviser’s expense, with the office space, facilities, equipment and personnel (whose salaries and benefits are paid by the Sub-Adviser) necessary to enable the Fund to conduct the investment management aspects of its business.

     The Adviser and its officers, the Sub-Adviser and its officers, and the officers of the Fund are collectively referred to herein as “Management”. The Fund’s principal office is located at 991 Folsom Street, San Francisco, California 94107, and the telephone number is (877) 474-6382.

INVESTMENT PRACTICES

     Substantially all of the net assets of the Fund are invested or are intended to be invested in securities of Portfolio Companies. Substantially all amounts not invested in securities of Portfolio Companies are invested in short-term, highly liquid investments consisting of interest bearing certificates of deposit or securities issued or guaranteed as to interest and principal by the United States or by a person or entity controlled or supervised by and acting as an instrumentality of the government of the United States that have maturities of less than one year from the date of the investment or other short-term, highly liquid investment providing, in the opinion of Management, appropriate safety of principal.

     The Fund’s investments in portfolio securities are structured in private transactions negotiated directly with the owner or issuer of the securities acquired.

     The Fund is concentrating its investment efforts on companies of a type and size that, in Management’s view, provide opportunities for significant capital appreciation and prudent diversification of risk.

     The Fund is attempting to reduce certain risks inherent in private equity-oriented investments by investing in a portfolio of companies involved in different sectors of the Information Technology industry. The Fund has limited its initial investment (whether in the form of equity or debt securities, commitments to purchase securities or debt guaranties) in any portfolio company to no more than 5% of the Fund’s net assets. However, if a follow-on investment is available or required, as discussed below, the Fund’s investment in a particular portfolio company may exceed those initial investment limitations. Also, investments in certain Portfolio Companies may be in excess of the Fund’s initial investment limitations due to increases in the value of such investments.

INVESTMENT CRITERIA

     Prospective investments are evaluated by Management based upon criteria that may be modified from time to time. The criteria currently being used by Management in determining whether to make an investment in a prospective portfolio company include:

—	The presence or availability of strong management teams;

—	Favorable industry and competitive dynamics;

—	Markets characterized by rapid growth and new product adaptation.

CO-INVESTMENTS

     The Fund has coinvested in certain Portfolio Companies with its affiliates in the Draper Fisher Jurvetson network (the “Draper Network”). The Fund and Management obtained an order from the Securities and Exchange Commission (the “SEC”) exempting the Fund from certain prohibitions contained in the Investment Company Act relating to coinvestments by the Fund and the Draper Network. Under the terms of the order, Portfolio Securities purchased by the Fund and the Draper Network are required to be approved by the Independent Directors and are required to satisfy certain conditions established by the SEC.

INVESTMENT OPERATIONS

     The investment operations of the Fund consist principally of the following basic activities:

     IDENTIFYING INVESTMENTS. Investment opportunities are identified for the Fund by the members and staff of Draper Advisers. Investment proposals may, however, come to the Fund from many other sources, and may include unsolicited proposals from the public and from referrals from banks, lawyers, accountants and other members of the financial community.

     EVALUATING INVESTMENT OPPORTUNITIES. Prior to committing funds to an investment opportunity, due diligence is conducted to assess the prospects and risks of the potential investment. See “Investment Criteria” above.

     STRUCTURING INVESTMENTS. Portfolio company investments typically are negotiated directly with the prospective portfolio company or its affiliates. Draper Advisers structures the terms of a proposed investment, including the purchase price, the type of security to be purchased and the future involvement of the Fund and affiliates in the portfolio company’s business (including potential representation on its board of directors). Draper Advisers seeks to structure the terms of the investment so as to provide for the capital needs of the portfolio company and at the same time maximize the Fund’s opportunities for capital appreciation in its investments.

     PROVIDING MANAGEMENT ASSISTANCE AND MONITORING OF INVESTMENTS. Private equity investors often assist portfolio companies with various aspects of their business operations. In some cases, officers of the Fund serve as members of the board of directors of Portfolio Companies. The Fund often provides guidance and management assistance to portfolio companies with respect to such matters as budgets, profit goals, business and financing strategy, management additions or replacements and plans for liquidity events for portfolio company investors such as a merger or initial public offering.

CURRENT PORTFOLIO COMPANIES

Personic Software, Inc.

     Personic Software, Inc. (“Personic”), Brisbane, California, provides marketplace and ebusiness solutions which afford the communications and transaction infrastructure to enable organizations and staffing agencies to attract, qualify, hire and retain a superior workforce. At October 31, 2000, the Fund’s investment in Personic, valued at $5,000,000 with a cost of $10,000,000, consisted of 2,481,390 shares of Series G Convertible Preferred Stock at $4.03 per share. The Fund also received 1,000,000 warrants to purchase 1,000,000 shares of Series G Preferred Stock. The warrants expire on May 12, 2005.

     ShopEaze.com, Inc.

     ShopEaze.com, Inc. (“ShopEaze”), Santa Clara, California, provides brick and mortar retailers with a completely outsourced online shopping solution that allows them to promote their own established brands and local store presence while leveraging ShopEaze’s service capabilities and technology. At October 31, 2000 the Fund’s investment in ShopEaze, valued at $6,000,000 with a cost of $6,000,000, consisted of 2,097,902 shares of Series B Convertible Preferred Stock at $2.86 per share.

     eOnline, Inc.

     eOnline, Inc. (“eOnline”), Cupertino, California, delivers leading enterprise business applications in a hosted, managed environment to provide end-to-end eBusiness solutions. eOnline is SAP and Ariba certified and leads the market for SAP solutions in the application service provider (ASP) model. At October 31, 2000 the Fund’s investment in eOnline, valued at approximately $10,000,000 with a cost of approximately $10,000,000, consisted of 1,360,544 shares of Series C Convertible Preferred Stock at $7.35 per share. The Fund also received 136,054 warrants to purchase 136,054 shares of Series C Preferred Stock at a purchase price of $7.35 per share (as adjusted). The warrants expire at the earlier of (i) May 26, 2003 or (ii) eOnline’s Qualified Initial Public Offering (“Qualified IPO”).

     infoUSA.com, Inc.

     infoUSA.com, Inc. (“infoUSA.com”), Foster City, California, provides comprehensive and accurate directory information plus targeted mailing lists for Internet and wireless users. The infoUSA.com site provides customizable sales leads, business and consumer information and database marketing services that enable businesses to compete more effectively. At October 31, 2000 the Fund’s investment in infoUSA.com, valued at approximately $10,000,000 with a cost of approximately $10,000,000, consisted of 2,145,922 shares of Series B Convertible Preferred Stock at $4.66 per share.

     Endymion Systems, Inc.

     Endymion Systems (“Endymion Systems”), Oakland, California, is an information technology consultancy that provides full-service e-commerce solutions to its clients. From computing environments, networks and back-office applications to middleware and websites, Endymion Systems assists customers in moving their business models to the Web. At October 31, 2000 the Fund’s investment in Endymion Systems, valued at $7,000,000 with a cost of $7,000,000, consisted of 7,156,760 shares of Series A Convertible Preferred Stock at $.9781 per share.

     EXP.com, Inc.

     EXP.com, Inc. (“EXP”), Menlo Park, California, provides individuals seeking advice with access to qualified experts and service providers in over 300 topic areas within the business, technology, and personal interests categories. Their site attracts millions of visitors each month, enabling interaction with experts via email, chat session, and phone. The company also powers expert networks for corporations and destination Web sites. At October 31, 2000 the Fund’s investment in EXP, valued at approximately $10,000,000 with a cost of approximately $10,000,000, consisted of 1,748,252 shares of Series C Convertible Preferred Stock at $5.72 per share.

     InfoImage, Inc.

     InfoImage, Inc. (“InfoImage”), Phoenix, Arizona, helps companies increase their decision-making efficiency with intranet/extranet solutions using Web and collaborative technologies. The cornerstone of its product and service offerings is InfoImage freedom, a decision portal software product allowing access to structured and unstructured data, advanced personalization, intuitive search, business intelligence and collaboration tools. At October 31, 2000 the Fund’s investment in InfoImage, valued at $2,004,480 with a cost of $2,004,480, consisted of 432,000 shares of Series C Convertible Preferred Stock at $4.64 per share. The Fund also received 259,200 warrants to purchase 259,200 shares of Series C Preferred Stock. The warrants expire at the earlier of (i) June 2, 2010 or (ii) InfoImage’s Qualified Initial Public Offering (“Qualified IPO”).

     AuctionWatch.com, Inc.

     AuctionWatch.com, Inc. (“AuctionWatch”), San Bruno, California, provides services which afford businesses with the tools and software necessary to efficiently distribute merchandise and acquire customers, while providing a convenient comparison-shopping service for buyers to locate and purchase these products. AuctionWatch’s services fall into three main categories: seller services, buyer services, and post sale management solutions. At October 31, 2000 the Fund’s investment in AuctionWatch, valued at $5,500,000 with a cost of $5,500,000, consisted of 1,047,619 shares of Series C Convertible Preferred Stock at $5.25 per share.

     Foliofn, Inc.

     Foliofn, Inc. (“Foliofn”), Vienna, Virginia, together with its wholly owned brokerage subsidiary Foliofn Investments, Inc., is harnessing the power of the Internet to enable individual and smaller institutional investors to invest and trade better, smarter, and easier. Foliofn's first product, FOLIO investing, offers a whole new way to invest and trade, combining many of the best qualities of mutual funds, traditional brokerage services, and on-line trading. FOLIO investing, lets investors buy and sell personalized baskets of stocks — known as “FOLIOs”. At October 31, 2000 the Fund’s investment in Foliofn, valued at $15,000,000 with a cost of $15,000,000, consisted of 5,802,259 shares of Series C Convertible Preferred Stock at $2.59 per share. Mr. Grillos, the Chief Executive Officer of the Fund, serves as a director of Foliofn.

     eYak, Inc.

     eYak, Inc. (“eYak”), Boston, Massachusetts, is building the first native IP conferencing and enhanced services platform that combines the power of the Internet with the quality of the telephone. The company has multiple services groups, including: (i) Business Services, which expects to become a leading provider of wholesale, enhanced teleconferencing services and (ii) Internet Services, which expects to become a leader in online communications. At October 31, 2000 the Fund’s investment in eYak, valued at $10,000,000 with a cost of $10,000,000, consisted of 2,590,674 shares of Series C Convertible Preferred Stock at $3.86 per share.

     Annuncio Software, Inc.

     Annuncio Software, Inc. (“Annuncio”), Mountain View, California, provides e-marketing software and services that enable companies to turn prospects into customers and build the long-term, loyal customer relationships that drive revenues and profitability. The Annuncio suite of e-marketing applications allows business users to define, automate and analyze marketing and e-merchandising campaigns and personalize Web sites and Web stores. At October 31, 2000 the Fund’s investment in Annuncio, valued at $5,000,000 with a cost of $5,000,000, consisted of 625,000 shares of Series E Convertible Preferred Stock at $8.00 per share.

     Pagoo.com, Inc.

     Pagoo.com, Inc. (“Pagoo”), San Francisco, California, is a leading provider of comprehensive Internet Protocol (IP)-based voice solutions. The applications that Pagoo has developed and patented are the first to make voice-over-IP a true alternative to voice over traditional telephone networks. At October 31, 2000 the Fund’s investment in Pagoo, valued at approximately $10,000,000 with a cost of approximately $10,000,000, consisted of 3,412,969 shares of Series C Convertible Preferred Stock at $2.93 per share. Nino Marakovic, Principal of Draper Advisers, serves as a director of Pagoo.

     Cidera, Inc.

     Cidera, Inc. (“Cidera”), Laurel, Maryland, is an international leader in the satellite delivery of broadband content to the Internet. Cidera uses high-speed satellite technology designed to transport high-bandwidth data faster, more reliably, and more efficiently to ISPs and DSL and Cable access providers. At October 31, 2000 the Fund’s investment in Cidera, valued at approximately $7,500,000 with a cost of approximately $7,500,000, consisted of 857,192 shares of Series D Convertible Preferred Stock at $8.7495 per share.

     IQdestination

     IQdestination, Boulder, Colorado, is an Internet training site offering nationwide coverage for vendor-certified information technology (IT) classroom training, available by reverse auction on its website. All classroom training is conducted at vendor-authorized technical training centers and taught by vendor-certified instructors throughout the United States. At October 31, 2000 the Fund’s investment in IQdestination, valued at $2,300,000 with a cost of $2,300,000, consisted of 1,150,000 shares of Series B Convertible Preferred Stock at $2.00 per share. V. Frank Mendicino III, non-managing member of Draper Advisers, serves as a director of IQdestination.

     MediaPrise, Inc.

     MediaPrise, Inc. (“MediaPrise”), Austin, Texas, facilitates the complete integration of brand and product marketing information for corporations via the Internet. MediaPrise brings structure to the information distribution process through the creation of a consistent branding and product-marketing platform for its clients. At October 31, 2000 the Fund’s investment in MediaPrise, valued at $2,000,000 with a cost of $2,000,000, consisted of 2,196,193 shares of Series A Convertible Preferred Stock at $0.91067 per share. John E. Campion, non-managing member of Draper Advisers, serves as a director of MediaPrise.

     Lumeta Corporation

     Lumeta Corporation (“Lumeta”), Murray Hills, New Jersey, is a developer of network management, security, and auditing solutions. The company provides businesses with a comprehensive analysis of their network security that reveals the vulnerabilities and inefficiencies of their company intranets. The company also facilitates network optimization and IT management during integration processes such as mergers. At October 31, 2000 the Fund’s investment in Lumeta, valued at $250,000 with a cost of $250,000, consisted of 384,615 shares of Series A Convertible Preferred Stock at $0.65 per share. Ross H. Goldstein, non-managing member of Draper Advisers, serves as a director of Lumeta.

TEMPORARY INVESTMENTS

     Pending investment in Portfolio Companies, the Fund invests its available funds in interest-bearing bank accounts, money market mutual funds, U.S. Treasury securities and/or certificates of deposit with maturities of less than one year (collectively, “Temporary Investments”). Temporary Investments may also include commercial paper and other short-term securities. Temporary Investments constituting cash, cash items, securities issued or guaranteed by the U.S. Treasury or U.S. Government agencies and high quality debt securities (commercial paper rated in the highest rating category by Moody’s Investor Services, Inc. or Standard and Poor’s Corporation) will qualify in determining whether the Fund has 70% of its total assets invested in Managed Companies (as hereafter defined) or in qualified Temporary Investments for purposes of the business development company provisions of the Investment Company Act. See “Regulation” below.

FOLLOW-ON INVESTMENTS

     Following its initial investment in a portfolio company, the Fund may be requested to make follow-on investments in the company. Follow-on investments may be made to take advantage of warrants or other preferential rights granted to the Fund or otherwise to increase the Fund’s position in a successful or promising portfolio company. The Fund may also be called upon to provide additional equity or loans needed by a portfolio company to fully implement its business plans, to develop a new line of business or to recover from unexpected business problems.

DISPOSITION OF INVESTMENTS

     The method and timing of the disposition of the Fund’s portfolio investments is critical to the realization of capital appreciation and to the minimization of any capital losses. The Fund expects to dispose of its portfolio securities through a variety of transactions, including sales of portfolio securities in underwritten public offerings, public sales of such securities and negotiated private sales of such securities to other investors. The Fund bears the costs of disposing of investments to the extent not paid by a portfolio company.

OPERATING EXPENSES

     The Adviser, at its expense, provides the Fund with office space, facilities, equipment and personnel (whose salaries and benefits are paid by the Adviser) necessary for the conduct of the Fund’s business. The Adviser has agreed to pay certain expenses relating to the Fund’s operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; New York Stock Exchange fees; custodian fees; litigation costs; costs of disposing of investments including brokerage fees and commissions; and other extraordinary or nonrecurring expenses and other expenses properly payable by the Adviser. The Fund is responsible for paying the Management Fee to the Adviser.

VALUATION

     Investments in portfolio companies are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Cost is used to approximate fair value of these investments until significant developments affecting an investment provide a basis for valuing such investment at a number other than cost.

     The fair value of investments for which no market exists and for which our Board of Directors has determined that the original cost of the investment is no longer an appropriate valuation will be determined on the basis of procedures established in good faith by the Board of Directors. Valuations will be based upon such factors as the financial and/or operating results of the most recent fiscal period, the performance of the company relative to planned budgets/forecasts, the issuer’s financial condition and the markets in which it does business, the prices of any recent transactions or offerings regarding such securities or any proxy securities, any available analysis, media, or other reports or information regarding the issuer, or the markets or industry in which it operates, the nature of any restrictions on disposition of the securities and other analytical data. In the case of unsuccessful operations, the valuation may be based upon anticipated liquidation proceeds.

     Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund’s estimate of fair value may significantly differ from the fair market value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

     Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities (“Valuation Discount”), if applicable.

Short-term investments having maturities of 60 days or less are stated at amortized cost, which approximates fair value. Other fixed income securities are stated at fair value. Fair value of these securities is determined at the most recent bid or yield equivalent from dealers that make markets in such securities.

     The directors review the valuation policies on a quarterly basis or more frequently if deemed necessary to determine their appropriateness and may also hire independent firms to review the Adviser’s methodology of valuation or to conduct an independent valuation.

CUSTODIAN

     The Fund has entered into an agreement with State Street Bank and Trust Co. to act as the custodian with respect to the safekeeping of its securities. The principal business office of the custodian is 225 Franklin Street, Boston, Massachusetts, 02110.

TRANSFER AGENT AND DISBURSING AGENT

     The Fund employs Equiserve as its transfer agent to record transfers of the shares, maintain proxy records and to process distributions. The principal business office of such company is 150 Royall Street, Canton, Massachusetts, 02021.

FACTORS THAT MAY AFFECT FUTURE RESULTS, THE MARKET PRICE OF COMMON STOCK, AND THE ACCURACY OF FORWARD-LOOKING STATEMENTS

     In the normal course of its business, the Fund, in an effort to keep its stockholders and the public informed about the Fund’s operations and portfolio of investments, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies of the Fund or Portfolio Companies in which it invests, projected or anticipated benefits or consequences of such plans or strategies, projected or anticipated benefits of new or follow-on investments made by or to be made by the Fund, or projections involving anticipated purchases or sales of securities or other aspects of the Fund’s operating results. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. As noted elsewhere in this report, the Fund’s operations and portfolio of investments are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Fund, and any one of which, or a combination of which, could materially affect the results of the Fund’s operations or net asset value, the market price of its common stock, and whether forward-looking statements made by the Fund ultimately prove to be accurate.

     The following discussion outlines certain factors that in the future could affect the Fund’s results for 2000 and beyond and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Fund:

     LONG-TERM OBJECTIVE. The Fund is intended for investors seeking long-term capital growth. The Fund is not meant to provide a vehicle for those who wish to play short-term swings in the stock market. The portfolio securities acquired by the Fund generally require several or many years to reach maturity and generally are illiquid. An investment in shares of the Fund should not be considered a complete investment program. Each prospective purchaser should take into account their investment objectives as well as their other investments when considering the purchase of shares of the Fund.

     NON-DIVERSIFIED STATUS; NUMBER OF INVESTMENTS. The Fund is classified as a “non-diversified” investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single issuer. Generally, the Fund does not intend to initially invest more than 5% of the value of its net assets in a single portfolio company. However, follow-on investments or a disproportionate increase in the value of one portfolio company may result in greater than 5% of the Fund’s net assets being invested in a single portfolio company. While these restrictions limit the exposure of the capital of the Fund in any single investment, to the extent the Fund takes large positions in the securities of a small number of issuers, the Fund will be exposed to a greater risk of loss and the Fund’s net asset value and the market price of its common stock may fluctuate as a result of changes in the financial condition, the stock price of, or in the market’s assessment of any single portfolio company to a greater extent than would be the case if it were a “diversified” company holding numerous investments. The Fund currently has investments in 16 Portfolio Companies, of which none exceed 5% of the net asset value.

     LACK OF LIQUIDITY OF PORTFOLIO INVESTMENTS. The portfolio investments of the Fund consist principally of securities that are subject to restrictions on sale because they were acquired from the issuer in “private placement” transactions or because the Fund is deemed to be an affiliate of the issuer. Generally, the Fund will not be able to sell these securities publicly without the expense and time required to register the securities under the Securities Act and applicable state securities law unless an exemption from such registration requirements is available. In addition, contractual or practical limitations may restrict the Fund’s ability to liquidate its securities in Portfolio Companies since in many cases the securities of such companies will be privately held and the Fund may own a relatively large percentage of the issuer’s outstanding securities. Sales may also be limited by securities market conditions, which may be unfavorable for sales of securities of particular issuers or issuers in particular industries. The above limitations on liquidity of the Fund’s securities could preclude or delay any disposition of such securities or reduce the amount of proceeds that might otherwise be realized.

     NEED FOR FOLLOW-ON INVESTMENTS IN PORTFOLIO COMPANIES. After its initial investment in a portfolio company, the Fund may be called upon from time to time to provide additional funds to such company or have the opportunity to increase its investment in a successful situation, e.g., the exercise of a warrant to purchase common stock. There is no assurance that the Fund will make, or have sufficient funds to make, follow-on investments. Any decision by the Fund not to make a follow-on investment or any inability on its part to make such an investment may have a negative impact on a portfolio company in need of such an investment or may result in a missed opportunity for the Fund to increase its participation in a successful operation and may dilute the Fund’s equity interest in or reduce the expected yield on its investment.

     COMPETITION FOR INVESTMENTS. The Fund encounters competition from other persons or entities with similar investment objectives. These competitors include venture capital partnerships, investment partnerships and corporations, small business investment companies, large industrial and financial companies investing directly or through affiliates, other business development companies, foreign investors of various types and individuals. Many of these competitors have greater financial resources and more personnel than the Fund and may be subject to different and frequently less stringent regulation.

     LOSS OF CONDUIT TAX TREATMENT. The Fund may cease to qualify for conduit tax treatment if it is unable to comply with the diversification requirements contained in Subchapter M of the Code. Subchapter M requires that at the end of each quarter (i) at least 50% of the value of the Fund’s assets must consist of cash, government securities and other securities of any one issuer that do not represent more than 5% of the value of the Fund’s total assets and 10% of the outstanding voting securities of such issuer, and (ii) no more than 25% of the value of the Fund’s assets may be invested in the securities of any one issuer (other than United States government securities), or of two or more issuers that are controlled by the Fund and are engaged in the same or similar or related trades or businesses. If the Fund fails to satisfy such diversification requirements and ceases to qualify for conduit tax treatment, the Fund will be subject to income tax on its income and gains and stockholders will be subject to income tax on distributions. The Fund may also cease to qualify for conduit tax treatment, or be subject to a 4% excise tax, if it fails to distribute a sufficient portion of its net investment income and net realized capital gains.

     MARKET VALUE AND NET ASSET VALUE. The shares of the Fund’s common stock are listed on the NYSE. Investors desiring liquidity may trade their shares of common stock on the NYSE at current market value, which may differ from the then current net asset value (Shareholders’ Equity). Shares of closed-end investment companies frequently trade at a discount from net asset value. This characteristic of shares of a closed-end fund is a risk separate and distinct from the risk that the Fund’s net asset value will decrease. The risk of purchasing shares of a closed-end fund that might trade at a discount is more pronounced for investors who wish to sell their shares in a relatively short period of time because for those investors, realization of a gain or loss on their investments is likely to be more dependent upon the existence of a premium or discount than upon portfolio performance. The Fund’s shares have traded at a significant discount to net asset value since they began trading. For information concerning the trading history of the Fund’s shares see “Market for Registrant’s Common Stock and Related Stockholder Matters.”

     VALUATION OF INVESTMENTS. The Fund’s net asset value is based on the value assigned to its portfolio investments. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. The Fund adjusts its net asset value for changes in the value of its publicly held securities, if any, on a daily basis. The value of the Fund’s investments in securities for which market quotations are not available is determined as of the end of each fiscal quarter but monitored daily in case there is a significant event requiring a change in valuation in the interim. Cost is used to approximate fair value of such investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, such portfolio investments are carried at appraised values as determined at least quarterly. Due to the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund’s estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. At October 31, 2000, 100% of the preferred stocks in portfolio companies held by the Fund, representing approximately 34.53% of the Fund’s net asset value, were invested in securities for which market quotations were not readily available. See “Valuation”.

     POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Fund’s common stock could be subject to significant fluctuations in response to variations in the net asset value of the Fund, its quarterly operating results, and other factors. The market price of the common stock may be significantly affected by such factors as the announcement of new or follow-on investments in portfolio companies, the sale or proposed sale of a portfolio investment, the results of operations or fluctuations in the market prices or appraised value of one or more of the Fund’s portfolio companies, changes in earnings estimates by market analysts, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries. From time to time in recent years, the securities markets have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of the common stock. In addition, the Fund is subject to the risk of the securities markets in which the portfolio securities of the Fund are traded. Securities markets are cyclical and the prices of the securities traded in such markets rise and fall at various times. These cyclical periods may extend over significant periods of time.

REGULATION

     The Investment Advisers Act generally prohibits investment advisers from entering into investment advisory contracts with an investment company that provides for compensation to the investment adviser on the basis of a share of capital gains or capital appreciation of the portfolio investments or any portion of the funds of the investment company or pursuant to a stock option plan. The Investment Advisers Act, however, does permit the payment of compensation based on capital gains or the issuance of incentive stock options to management in an investment advisory contract between an investment adviser and a business development company. The Fund has elected to be treated as a business development company under the Investment Company Act. Accordingly, it has provided for incentive compensation to the Adviser based on the capital appreciation of the Fund’s investments.

     The Fund may not withdraw its election to be treated as a business development company without first obtaining the approval of a majority in interest of its shareholders. The following brief description of the Investment Company Act is qualified in its entirety by reference to the full text of the Investment Company Act and the rules thereunder.

     A business development company must be operated for the purpose of investing in the securities of certain present and former “eligible portfolio companies” or certain bankrupt or insolvent companies and must make available significant managerial assistance to portfolio companies. An eligible portfolio company generally is a company that (i) is organized under the laws of, and has its principal place of business in, any state or states, (ii) is not an investment company and (iii)(a) does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list, (b) is actively controlled by the business development company acting either alone or as part of a group acting together and an affiliate of the business development company is a member of the portfolio company’s board of directors or (c) meets such other criteria as may be established by the SEC. Control is presumed to exist where the business development company owns more than 25% of the outstanding voting securities of a portfolio company.

     “Making available significant managerial assistance” is defined under the Investment Company Act to mean (i) any arrangement whereby a business development company, through its directors, officers or employees, offers to provide and, if accepted, does provide significant guidance and counsel concerning the management, operations or business objectives or policies of a portfolio company or (ii) the exercise of a controlling influence over the management or policies of a portfolio company by the business development company acting individually or as part of a group of which the business development company is a member acting together which controls such company (“Managed Company”). A business development company may satisfy the requirements of clause (i) with respect to a portfolio company by purchasing securities of such a company as part of a group of investors acting together if one person in such group provides the type of assistance described in such clause. However, the business development company will not satisfy the general requirement of making available significant managerial assistance if it only provides such assistance indirectly through an investor group. A business development company need only extend significant managerial assistance with respect to portfolio companies which are treated as Qualifying Assets (as defined below) for the purpose of satisfying the 70% test discussed below.

     The Investment Company Act prohibits or restricts the Fund from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that the Fund may acquire to “Qualifying Assets” and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Fund’s total assets consists of qualifying assets. Qualifying Assets include (i) securities of companies that were eligible portfolio companies at the time that the Fund acquired their securities; (ii) securities of companies that are actively controlled by the Fund; (iii) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (iv) securities acquired as follow-on investments in companies that were eligible portfolio companies at the time of the Fund’s initial acquisition of their securities but are no longer eligible portfolio companies, provided that the Fund has maintained a substantial portion of its initial investment in such companies; (v) securities received in exchange for or distributed on or with respect to any of the foregoing; and (vi) cash items, government securities and high-quality, short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for such securities to be considered Qualifying Assets. As a general matter, Qualifying Assets may only be purchased from the issuer or an affiliate in a transaction not constituting a public offering. The Fund may not purchase any security on margin, except such short-term credits as are necessary for the clearance of portfolio transactions, or engage in short sales of securities.

     The Fund is permitted by the Investment Company Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock senior to the common stock if its asset coverage, as defined in the Investment Company Act, is at least 200% after the issuance of the debt or the senior stockholders’ interests. In addition, provisions must be made to prohibit any distribution to common shareholders or the repurchase of any shares unless the asset coverage ratio is at least 200% at the time of the distribution or repurchase.

     The Fund generally may sell its securities at a price that is below the prevailing net asset value per share only upon the approval of the policy by shareholders holding a majority of the shares issued by the Fund, including a majority of shares held by nonaffiliated shareholders. The Fund may, in accordance with certain conditions established by the SEC, sell shares below net asset value in connection with the distribution of rights to all of its stockholders. The Fund may also issue shares at less than net asset value in payment of dividends to existing shareholders.

     Since the Fund is a closed-end business development company, stockholders have no right to present their shares to the Fund for redemption. Recognizing the possibility that the Fund’s shares might trade at a discount, the Board of Directors of the Fund has determined that it would be in the best interest of stockholders for the Fund to be authorized to attempt to reduce or eliminate a market value discount from net asset value. Accordingly, the Fund from time to time may, but is not required to, repurchase its shares (including by means of tender offers) to attempt to reduce or eliminate any discount or to increase the net asset value of its shares, or both.

     Many of the transactions involving the Fund and its affiliates (as well as affiliates of such affiliates) require the prior approval of a majority of the Independent Directors and a majority of the Independent Directors having no financial interest in the transactions. However, certain transactions involving closely affiliated persons of the Fund, including the Adviser, would require the prior approval of the SEC. In general (a) any person who owns, controls or holds with power to vote more than 5% of the outstanding shares, (b) any director or executive officer and (c) any person who directly or indirectly controls, is controlled by or is under common control with such person, must obtain the prior approval of a majority of the Independent Directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Fund or any company controlled by the Fund. In accordance with the Investment Company Act, a majority of the directors must be persons who are not “interested persons” as defined in such act. Except for certain transactions which must be approved by the Independent Directors, the Investment Company Act generally does not restrict transactions between the Fund and its Portfolio Companies.

Item 2. Properties

     The Fund does not have any interest in any physical properties.

Item 3. Legal Proceedings

     Certain Portfolio Companies of the Fund are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the net asset value of the Fund or the fair value of the Fund’s portfolio investments.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fiscal year 2000.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Fund’s shares of common stock began to trade on the New York Stock Exchange on June 26, 2000, under the symbol “MVC”. The Fund had approximately 17,000 shareholders at October 31, 2000. The net asset value per share of the Fund’s common stock at October 31, 2000, was $18.88.

     The following table reflects the high and low closing prices per share of the Fund’s common stock on the New York Stock Exchange for the fiscal year ended October 31, 2000, by quarter.

QUARTER ENDED	HIGH	LOW
04/30/00	N/A*	N/A*
07/31/00	$19.25	$14.8125
10/31/00	$15.6875	$11.3125

*	Fund commenced trading on the NYSE on June 26, 2000

As a regulated investment company under Subchapter M of the Code, the Fund is required to distribute to its shareholders, in a timely manner, at least 90% of its taxable net investment income each year. If the Fund distributes, in a timely manner, 98% of its taxable net capital gains and 98% of its taxable net investment income each year (as well as any portion of the respective 2% balances not distributed in the previous year), it will not be subject to the 4% non-deductible federal excise tax on certain undistributed income of regulated investment companies. Under the Investment Company Act, the Fund is not permitted to pay dividends to shareholders unless it meets certain asset coverage requirements.

     The Fund is investing in companies that it believes have a high potential for capital appreciation, and the Fund intends to realize the majority of its profits upon the sale of its investments in portfolio companies. Consequently, it is likely that few or none of the companies in which the Fund invests will have established policies of paying annual dividends.

     The Fund reserves the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Fund as long-term capital gains and shareholders will be able to claim their proportionate share of the federal income taxes paid by the Fund on such gains as a credit against their own federal income tax liabilities. Stockholders will also be entitled to increase the adjusted tax basis of their Fund shares by the difference between their undistributed capital gains and their tax credit.

Item 6. Selected Financial Data

     The information set forth under Item 8 is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment in portfolio companies. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the “Safe Harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Company’s filings with the Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report.

GENERAL INVESTMENT CLIMATE

     Since the Fund’s launch on March 31, 2000, volatility in the public markets has helped to contribute to a general improvement in the long-term investment climate for private equity. Prior to the Fund’s launch, high prices for the shares of publicly traded technology companies were being reflected in valuations of private companies. Over the past few months, however, we were able to take advantage of the decline in private company valuations to invest at generally reducing prices as compared to earlier in the year.

     We believe that the correction in stock prices for both public and privately held technology companies is a positive development for the long-term investor. It has brought a renewed sense of perspective to the investment process and reversed the trend of bringing companies to market prematurely. Instead, venture capitalists are returning to the traditional route of offering young companies their expert guidance over a number of years to help them build strong, long-term franchises. We believe that companies nurtured in this manner have a better chance to succeed in the markets for exciting new technologies. In addition, we believe that these types of companies are likely to continue to be more insulated from fluctuations in the public markets.

     The Fund will continue to exercise a disciplined investment approach through risk management and diversification, and to invest primarily in the Internet, e-commerce, telecommunications, networking software, and information services industries.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 2000, the Fund had $107,554,476 of its net assets (the value of total assets less total liabilities) of $311,446,739 invested in portfolio securities of sixteen companies and $203,919,782 of its net assets invested in temporary cash investments consisting of Certificates of Deposit, Commercial Paper, Money Market Funds, and US Government and Agency Securities. Current balance sheet resources are believed to be sufficient to finance any future commitments.

     Net cash used by operating activities was ($195,889,834) for the period ended October 31, 2000.

     Net investment income and net realized gains from the sales of portfolio investments are intended to be distributed at least annually. Management believes that its cash reserves and the ability to sell its temporary investments in publicly traded securities are adequate to provide payment for any expenses and contingencies of the Fund.

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

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

     Net investment income after all operating expenses amounted to $4,710,538 for the period ended October 31, 2000.

     The Adviser receives management fee compensation at an annual rate of 2.5% of the average weekly net assets of the Fund, paid monthly in arrears. Such fees amounted to $4,615,284 for the period ended October 31, 2000.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

     The Fund realized a net capital loss of $789 from the sale of securities during the period ended October 31, 2000.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

     The Fund had a net unrealized depreciation of $4,913,010 for the period ended October 31, 2000. Such depreciation mainly resulted from the Board of Directors’ decision to mark down the value of the Fund’s investment in Personic Software, Inc.

DIVIDENDS

     No dividends were declared for the period ended October 31, 2000.

PORTFOLIO INVESTMENTS

     At October 31, 2000 the cost of equity and equity-linked security investments made by the Fund to date was $112,554,476 and their aggregate market value was estimated to be $107,554,476. Management believes the companies identified have significant potential for long-term growth in sales and earnings. The Sub-Adviser continuously evaluates opportunities to maximize the valuation of its investments. In that regard, the Adviser will periodically evaluate potential acquisitions, financing transactions, initial public offerings, strategic alliances, and sale opportunities involving the Fund’s portfolio companies. These transactions and activities are generally not disclosed to the Fund’s shareholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. However, any such pending transaction could have an impact on the valuation of an investment which may be adjusted prior to the transaction being publicly announced or completed.

SUBSEQUENT EVENTS

     On November 6, 2000 the Fund entered into an investment of approximately $10,000,000 of Series C Preferred Stock of Ishoni Networks, Inc.

     On November 28, 2000, the Fund entered into a follow-on investment of approximately $760,000 of Series G1 Preferred Stock of Personic Software, Inc.

     On November 30, 2000 the Fund entered into an investment of $200,000 of Series A Preferred Stock of Yaga, Inc.

     In November 2000, a revised AICPA Audit and Accounting Guide, Audits of Investment Companies, was issued, and is effective for fiscal years beginning after December 15, 2000. The revised Guide will require Investment Companies to amortize premium and discount on all fixed-income securities. The Fund already follows this policy and currently amortizes both premium and discount on the accrual basis.

     On December 5, 2000 the Fund announced that it declared an ordinary income cash dividend of $0.34210 per share, payable on January 3, 2001, to stockholders of record at the close of business on December 8, 2000. The Fund went ex-dividend on December 6, 2000.

     On December 5, 2000 the Fund filed a preliminary Proxy Statement pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. The shareholders will be asked to vote on three proposals that were unanimously approved at the Fund’s most recent Board of Directors’ meeting: (i) To reappoint John Grillos and Peter Freudenthal to serve on the Fund’s Board of Directors for three-year terms, (ii) To ratify the selection of PricewaterhouseCoopers LLP as the Fund’s independent accountants, and (iii) To approve a new investment sub-advisory agreement between meVC Advisers and the Sub-Adviser.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     The Fund is subject to financial market risks, including changes in interest rates with respect to its investments in debt securities as well as changes in marketable equity security prices. The Fund does not use derivative financial instruments to mitigate any of these risks. The return on the Fund’s investments is generally not affected by foreign currency fluctuations.

     The Fund’s investment in portfolio securities consists of some fixed rate debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. The Fund’s debt securities are generally held to maturity and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

     Concentrations of market and credit risk exist with respect to debt and equity investments in portfolio companies which are subject to significant risk usual to companies in various stages of start-up. Generally, there is no ready market for the Fund’s investments, as they are closely held, generally not publicly traded or, in circumstances where an investment is publicly traded, the Fund may be subject to certain trading restrictions for a specified period of time.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

meVC Draper Fisher Jurvetson Fund I, Inc. Balance Sheet October 31, 2000

ASSETS
Investments in preferred stocks, at fair value
(cost $112,554,476), (Note 2)	$107,554,476
Investments in short-term securities, at market value
(cost $88,073,112), (Note 2)	88,159,616
Cash and cash equivalents
(cost $115,759,680), (Note 2)	115,760,166
Interest receivable	640,620

Total Assets	312,114,878

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Management fee payable (Notes 3, 5)	668,139

Shareholders’ Equity:
Common Stock, $0.01 par value; 150,000,000 shares
authorized and 16,500,000 outstanding
at October 31, 2000	165,000
Additional paid in capital	311,485,000
Retained deficit	(203,261)

Total Shareholders’ Equity	311,446,739

Total Liabilities and Shareholders’ Equity	$312,114,878

Net Asset Value Per Share	$18.88

The accompanying notes are an integral part of these financial statements. 17

meVC Draper Fisher Jurvetson Fund I, Inc. Statement of Operations For the Period March 31, 2000* to October 31, 2000

Investment Income:
Interest income	$9,325,822

Operating Expenses:
Management fees (Notes 3, 5)	4,615,284

Net investment income	4,710,538

Net Realized and Unrealized Loss on
Investment Transactions:
Net realized loss on
investment transactions	(789)
Net unrealized depreciation on
investment transactions	(4,913,010)

Realized and unrealized gain (loss) on
investment transactions	(4,913,799)

Net decrease in net assets resulting
from operations	$(203,261)

Net decrease in net assets resulting
from operations per share	$(0.01)

Dividends declared per Share	$0.00

*	Commencement of operations.

The accompanying notes are an integral part of these financial statements. 18

meVC Draper Fisher Jurvetson Fund I, Inc. Statement of Cash Flows For the Period March 31, 2000* to October 31, 2000

Cash Flows from Operating Activities:
Net decrease in net assets resulting from operations	$(203,261)
Adjustments to reconcile net cash provided by operations:
Change in Realized loss	789
Change in Unrealized depreciation	4,913,010
Changes in assets and liabilities:
Management fee payable	668,139
Interest receivable	(640,620)
Purchases of preferred stock	(112,554,476)
Purchases of short-term investments	(102,055,901)
Purchases of cash equivalents	(2,508,601,655)
Sales/Maturities of short-term investments	14,983,808
Sales/Maturities of cash equivalents	2,507,600,333

Net cash used by operating activities	(195,889,834)

Cash Flows from Financing Activities:
Gross proceeds from initial public offering	330,000,000
Sales load	(16,500,000)
Advisory fee, Prudential Securities Incorporated	(1,500,000)
Offering costs (Note 2)	(350,000)
Redemption of seed money	(5,000)

Net cash provided for financing activities	311,645,000

Net change in cash and cash equivalents for the period	115,755,166

Cash and cash equivalents, beginning of period	5,000

Cash and cash equivalents, end of the period	$115,760,166

* Commencement of operations

The Company paid no interest or federal income tax during the period

The accompanying notes are an integral part of these financial statements. 19

meVC Draper Fisher Jurvetson Fund I, Inc. Statement of Shareholders’ Equity For the Period March 31, 2000* to October 31, 2000

	Common Stock	Additional Paid in Capital	Retained Deficit	Total Shareholders’ Equity
Balance at March 31, 2000	$3	$4,997	$—	$5,000
Issuance of 16,500,000 shares through
Initial public offering (Net of Offering Costs)	165,000	311,485,000	—	311,650,000
Redemption of seed shares	(3)	(4,997)	—	(5,000)
Net decrease in net assets from operations	—	—	(203,261)	(203,261)

Balance at October 31, 2000	$165,000	$311,485,000	$(203,261)	$311,446,739

* Commencement of operations.
The accompanying notes are an integral part of these financial statements. 20

meVC Draper Fisher Jurvetson Fund I, Inc. Selected per Share Data and Ratios For the Period March 31, 2000* to October 31, 2000

Net proceeds from initial public offering (a)	$18.89
Income (loss) from investment operations:
Net investment income	0.29
Net realized and unrealized loss on investments	(0.30)

Total from investment operations	(0.01)

Less distributions from and in excess of:
Net investment income	—
Net realized and unrealized gain	—

Total distributions	—

Net asset value, end of period	$18.88

Market Value, end of period	$11.50

Total Return - At NAV (b)	(0.05)%
Total Return - At Market (b, c)	(42.50)%
Ratios and Supplemental Data:
Net assets, end of period (in thousands)	311,447
Ratios to average net assets:
Expenses (d) (Note 3)	2.50%
Net investment income	1.49%

Notes to Supplemental Information:

*	Commencement of operations.

(a)	Net of initial sales load, underwriting and offering costs of $1.11 per share

(b)	Total investment return does not include sales charge

(c)	For the period June 26, 2000 (commencement of trading on the NYSE) to October 31, 2000

(d)	Annualized.

The accompanying notes are an integral part of these financial statements. 21

meVC Draper Fisher Jurvetson Fund I, Inc. Schedule of Investments October 31, 2000

Description	Shares/Principal	Date of Initial Investment	Cost	Value

Preferred Stocks – 34.53% (a, b) (Note 6, 7)
Annuncio Software Inc., Series E	625,000	July 2000	$ 5,000,000	$ 5,000,000
AuctionWatch.com, Inc., Series C	1,047,619	June 2000	5,500,000	5,500,000
Cidera, Inc., Series D	857,192	Aug 2000	7,500,001	7,500,001
*Endymion Systems, Inc., Series A	7,156,760	June 2000	7,000,000	7,000,000
*eOnline, Inc.:
Series C	1,360,544	May 2000	9,999,998	9,999,998
Series C Warrants, expire 5/25/03	136,054	May 2000	—	—
*EXP.com, Inc., Series C	1,748,252	June 2000	10,000,001	10,000,001
*eYak, Inc., Series C	2,590,674	June 2000	10,000,000	10,000,000
*Foliofn, Inc., Series C	5,802,259	June 2000	15,000,000	15,000,000
InfoImage, Inc.:
Series C	432,000	June 2000	2,004,480	2,004,480
Series C Warrants, expire 6/2/10	259,200	June 2000	—	—
*infoUSA.com, Inc., Series B	2,145,922	June 2000	9,999,997	9,999,997
*IQdestination, Series B	1,150,000	Sep 2000	2,300,000	2,300,000
Lumeta Corporation, Series A	384,615	Oct 2000	250,000	250,000
* MediaPrise, Inc., Series A	2,196,193	Sep 2000	2,000,000	2,000,000
*Pagoo.com, Inc., Series C	3,412,969	July 2000	9,999,999	9,999,999
Personic Software, Inc.:
Series G	2,481,390	May 2000	10,000,000	5,000,000
Series G Warrants, expire 5/12/05	1,000,000	May 2000	—	—
*ShopEaze.com, Inc., Series B	2,097,902	May 2000	6,000,000	6,000,000

Total Preferred Stocks			112,554,476	107,554,476

Short-Term Securities–28.31% (b)
Corporate Bonds–8.26%
Associates Corp. North America
5.875%, 05/16/2001	10,000,000	May 2000	9,865,100	9,956,200

The accompanying notes are an integral part of these financial statements. 22

meVC Draper Fisher Jurvetson Fund I, Inc. Schedule of Investments October 31, 2000

Description	Shares/Principal	Date of Initial Investment	Cost	Value

Short-Term Securities (continued)
Diageo Cap Corp. DN
0.000%, 01/18/2001	8,000,000	Sep 2000	$7,887,333	$7,887,120
General Motors Acceptance Corp.
0.000%, 01/16/2001	8,000,000	July 2000	7,888,196	7,890,000

Total Corporate Bonds			25,640,629	25,733,320

Certificates of Deposit–2.58%
Bank Nova Scotia
6.695%, 02/12/2001	3,000,000	April 2000	2,999,663	2,999,663
CIBC Y
7.420%, 06/04/2001	5,000,000	Sep 2000	5,015,897	5,015,895

Total Certificates of Deposit			8,015,560	8,015,558

U.S. Government & Agency Securities–8.85%
Federal Farm Credit Banks
5.125%, 04/02/2001	10,000,000	April 2000	9,939,545	9,936,270
Federal Home Loan Banks
6.550%, 09/28/2001	5,000,000	Oct 2000	4,999,679	4,998,810
Federal Home Loan Mortgage Corp.
0.000%, 03/01/2001	8,200,000	Oct 2000	8,027,253	8,024,766
Federal National Mortgage Assoc. Disc. Note
0.000%, 03/22/2001	4,725,000	Sep 2000	4,608,041	4,606,373

Total U.S. Government & Agency			27,574,518	27,566,219

Commercial Paper–8.62%
Credit Suisse First Boston
0.000%, 03/12/2001	8,400,000	Sep 2000	8,201,622	8,204,363
International Lease Finance Corp.
0.000%, 03/08/2001	5,100,000	Sep 2000	4,983,774	4,984,842
Motorola Inc.
0.000%, 03/16/2001	4,600,000	Oct 2000	4,489,255	4,489,048

The accompanying notes are an integral part of these financial statements. 23

meVC Draper Fisher Jurvetson Fund I, Inc. Schedule of Investments October 31, 2000

Description	Shares/Principal	Date of Initial Investment	Cost	Value

Commercial Paper (cont.)
National Rural Utilities Corp.
0.000%, 01/19/2001	9,300,000	Sep 2000	$ 9,167,754	$ 9,166,266

Total Commercial Paper			26,842,405	26,844,519

Total Short Term Securities			88,073,112	88,159,616

Cash and Cash Equivalents–37.17% (b)
Commercial Paper–37.15%
ABB Treasury Centre (USA), Inc.
6.470%, 12/20/2000	8,100,000	Oct 2000	8,028,668	8,028,668
American Express Credit Corp.
6.480%, 11/03/2000	6,700,000	Sep 2000	6,697,588	6,697,588
American Telephone & Telegraph Company
6.470%, 11/21/2000	10,000,000	Oct 2000	9,964,056	9,964,056
BP Amoco Cap PLC
6.630%, 11/01/2000	3,100,000	Oct 2000	3,100,000	3,100,000
Bank NS Prop Inc.
6.460%, 12/12/2000	5,500,000	Oct 2000	5,459,535	5,459,535
Bell South Telecomm Inc.
6.470%, 11/28/2000	2,000,000	Oct 2000	1,990,295	1,990,295
DaimlerChrysler NA Holding Corp.
6.480%, 11/20/2000	6,500,000	Aug 2000	6,477,770	6,477,770
Dupont E I De Nemours & Co.
6.470%, 11/10/2000	10,000,000	Oct 2000	9,983,825	9,983,825
Ford Motor Credit Corp.
6.490%, 11/17/2000	10,000,000	Oct 2000	9,971,156	9,971,156
General Electric Capital Corp.
6.480%, 11/02/2000	7,500,000	Sep 2000	7,498,650	7,498,650
J.P. Morgan & Company
0.000%, 01/10/2001	5,000,000	Oct 2000	4,936,514	4,937,000
The accompanying notes are an integral part of these financial statements. 24

meVC Draper Fisher Jurvetson Fund I, Inc. Schedule of Investments October 31, 2000

Description	Shares/Principal	Date of Initial Investment	Cost	Value

Commercial Paper (cont.)
Lucent Technology Inc.
6.460%, 12/14/2000	10,500,000	Oct 2000	$ 10,418,981	$ 10,418,981
Paccar Financial Corp.
6.490%, 12/01/2000	6,400,000	Sep 2000	6,365,387	6,365,387
Pfizer Inc.
6.460%, 11/16/2000	5,500,000	Oct. 2000	5,485,196	5,485,196
Verizon Global Funding
6.480%, 11/13/2000	10,000,000	Oct 2000	9,978,400	9,978,400
Wal Mart Stores, Inc.
6.460%, 11/28/2000	9,400,000	Sep 2000	9,354,457	9,354,457

Total Commercial Paper			115,710,478	115,710,964

Money Market Funds–0.02%
SSgA Money Market Fund
6.307%	49,202	Oct 2000	49,202	49,202

Total Cash and Cash Equivalents			115,759,680	115,760,166

Total Investments			$316,387,268	$311,474,258

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	Percentages are based on net assets of $311,446,739.

*	Affiliated Issuers (Total Market Value of $82,299,995): companies in which the Fund owns at least 5% of the voting securities.

The accompanying notes are an integral part of these financial statements. 25

meVC Draper Fisher Jurvetson Fund I, Inc.
Notes to Financial Statements
October 31, 2000

1.  Organization and Business Purpose

     meVC Draper Fisher Jurvetson Fund I, Inc. (the “Fund”), a closed-end investment company sponsored by meVC.com, Inc. (“meVC.com”), was organized as a Delaware corporation on December 2, 1999 and commenced operations on March 31, 2000. The largest investor in meVC.com is the Draper Fisher Jurvetson Fund VI, L.P. The Fund seeks to achieve long-term capital appreciation from equity and equity-oriented securities issued by privately owned companies in transactions negotiated directly with such companies (“Portfolio Companies”). The Fund seeks to make venture capital investments in information technology companies, primarily in the Internet, e-commerce, telecommunications, networking, software and information services industries. The Fund’s investments in portfolio companies will consist principally of equity securities such as common and preferred stock, but may also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. Current income is not a significant factor in the selection of portfolio company investments. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (“the Act”). The shares of the Fund commenced trading on the New York Stock Exchange (the “Exchange”) under the symbol MVC on June 26, 2000. As described in the Fund’s definitive Prospectus, dated March 28, 2000 (the “Public Offering Date”), the Shares had been authorized to list on the Exchange, subject to official notice of issuance, but the Fund and the Exchange mutually agreed that the commencement of trading would be delayed until not later than 90 days from the Public Offering Date. The Fund has entered into an advisory agreement with meVC Advisers, Inc. (“meVC Advisers”), a wholly-owned subsidiary of meVC.com. meVC Advisers has entered into a sub-advisory agreement with Draper Fisher Jurvetson MeVC Management Co., LLC (the “Sub-Adviser”).

2.  Significant Accounting Policies

     The following is a summary of significant accounting policies in conformity with generally accepted accounting principles followed by the Fund in preparation of its financial statements.

     Valuation of Investments – Investments in preferred stock are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets (the value of total assets less total liabilities). Cost is used to approximate fair value of these investments until significant developments affecting an investment provide a basis for valuing such investment at a number other than cost.

     The fair value of investments for which no market exists and for which the Board of Directors has determined that the original cost of the investment is no longer an appropriate valuation will be determined on the basis of procedures established in good faith by our Board of Directors. Valuations will be based upon such factors as the financial and/or operating results of the most recent fiscal period, the performance of the company relative to planned budgets/forecasts, the issuer’s financial condition and the markets in which it does business, the prices of any recent transactions or offerings regarding such securities or any proxy securities, any available analysis, media, or other reports or information regarding the issuer, or the markets or industry in which it operates, the nature of any restrictions on disposition of the securities and other analytical data. In the case of unsuccessful operations, the valuation may be based upon anticipated liquidation proceeds.

     Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund’s estimate of fair value may significantly differ from the fair market value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers’ fees or other normal selling costs which might become payable on disposition of such investments.

     Investments in companies whose securities are publicly traded on an organized exchange are valued at their quoted closing market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities (“Valuation Discount”), if applicable. Investments in companies whose securities are publicly traded in the over the counter market are valued at the average closing of their Bid and Ask prices, less a discount to reflect the estimated effects of restrictions on the sale of such securities (“Valuation Discount”), if applicable. If a reliable last bid and ask price are not available, market values for equity securities are determined based on the last reliable bid quotation available from a market maker in the security.

     Short-term investments (securities which have maturities of one year or less), including cash equivalents, having maturities of 60 days or less are stated at amortized cost, which approximates fair value. Other fixed income securities are stated at fair value. Fair value of these securities is determined at the most recent bid or yield equivalent from dealers that make markets in such securities.

     Investment Transactions and Related Investment Income – Investment transactions are accounted for on the trade date (the date the order to buy or sell is executed). The cost of securities sold is determined on a first-in, first-out basis, unless otherwise specified. Dividend income on investment securities is recorded on the ex-dividend date. Interest income, which includes accretion of discount and amortization of premium, if applicable, is recorded on the accrual basis.

     Cash and Cash Equivalents – For the purpose of the Statement of Cash Flows, the Fund considers all money market and all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

     Restricted Securities – The Fund will invest in privately placed restricted securities. These securities may be resold in transactions exempt from registration or to the public if the securities are registered. Disposal of these securities may involve time-consuming negotiations and expense, and a prompt sale at an acceptable price may be difficult.

     Income Taxes – It is the policy of the Fund to meet the requirements for qualification as a “regulated investment company” under Subchapter M of the Internal Revenue Code of 1986, as amended. The Fund is not subject to income or excise taxes to the extent that it distributes all of its investment company taxable income and net realized gains for its fiscal year.

     Accounting Estimates – The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

     Organizational/Offering Costs – Costs relating to the organization of the Fund were borne by meVC Advisers, Inc. Certain initial public offering costs were charged to paid-in capital upon the sale of the shares.

3.  Management

     The Fund has entered into a management agreement with meVC Advisers, Inc. (the “Adviser”), a Delaware corporation. Pursuant to such agreement, the Adviser performs certain services including certain management and administrative services necessary for the operation of the Fund. The Adviser receives a management fee equal to 2.5% of the average weekly net assets of the Fund, paid monthly in arrears. A portion of this fee is also used to pay the Fund’s Sub-Adviser. The Adviser also receives compensation equal to 20.0% of the Fund’s annual realized capital gains net of realized and unrealized capital losses (“carried interest”). The Adviser is a wholly owned subsidiary of a privately owned corporation.

     The Adviser has entered into a sub-advisory agreement with Draper Fisher Jurvetson MeVC Management Co., LLC (the “Sub-Adviser”). For the Sub-Adviser’s services, the Adviser pays the Sub-Adviser an annual investment sub-advisory fee equal to 1.0% of the Fund’s average weekly net assets, paid monthly in arrears. The Adviser shall also pay the Sub-Adviser an amount equal to 90.0% of any carried interest paid by the Fund to the Adviser. The sub-advisory fees are not an additional expense to the Fund.

     The Adviser has entered into a sub-advisory agreement with Fleet Investment Advisors, Inc. (the “Short-Term Money Manager”). The Investment Manager provides all short-term management of the Fund’s uninvested cash. The sub-advisory fees are not an additional expense to the Fund.

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

4.  Dividends and Distributions to Shareholders

     The Fund declared no dividends during the period ended October 31, 2000. Income dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid annually. An additional distribution may be paid by the Fund to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend. The amount and character of income and capital gain distributions are determined in accordance with income tax regulations which may differ from generally accepted accounting principles. These differences are due primarily to differing treatments of income and gain on various investment securities held by the Fund, timing differences and differing characterizations of distributions made by the Fund. Permanent book and tax basis differences relating to shareholder distributions will result in reclassifications and may affect the allocation between net investment income, net realized gain (loss) and paid in capital.

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

     The Fund has accrued $668,139 payable to the Adviser. For the period ended October 31, 2000, the Adviser has paid Draper Fisher Jurvetson MeVC Management Co., LLC (the “Sub-Adviser”) sub-advisory fees amounting to $1,846,114, its portion of the 2.5% management fee.

6.  Concentration of Market Risk

     Financial instruments that subject the Fund to concentrations of market risk consist principally of preferred stocks, which represent approximately 34.53% of the Fund’s net assets. The preferred stocks, as discussed in Note 7, consist of investments in companies with no readily determinable market values and as such are valued in accordance with the Fund’s fair value policies as discussed in Note 2. The Fund’s investment strategy represents a high degree of business and financial risk due to the fact that the investments include entities with little operating history or entities that possess operations in new or developing industries. These investments are subject to restrictions on resale because they were acquired from the issuer in private placement transactions.

7.  Portfolio Investments

     During the period ended October 31, 2000, the Fund invested $112,554,476 in sixteen companies and made no follow-on investments. The individual equity and equity-linked security holdings of the Company at October 31, 2000 were comprised of the following investments:

   Personic Software, Inc.

     On May 12, 2000, the Fund entered into a $10,000,000 investment in a Convertible Preferred Stock issue for Personic Software, Inc (“Personic”). The Fund’s investment consists of 2,481,390 shares of Series G Convertible Preferred Stock (“Series G Preferred Stock”) at $4.03 per share. The Fund also received 1,000,000 warrants to purchase 1,000,000 shares of Series G Preferred Stock. The warrants expire on May 12, 2005.

     The Series G Preferred Stock ranks equally (“pari passu”), with respect to liquidation preference, to the Series A Preferred Stock, the Series B Preferred Stock, the Series E Preferred Stock and the Series F Preferred Stock and senior to the Series C Preferred Stock, Series D Preferred Stock and Common Stock. In the event of a Qualified Initial Public Offering (“Qualified IPO”), the Series B Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   ShopEaze.com, Inc.

     On May 25, 2000, the Fund entered into a $6,000,000 investment in a Convertible Preferred Stock issue for ShopEaze.com, Inc. (“ShopEaze”). The Fund’s investment consists of 2,097,902 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) at $2.86 per share.

     The Series B Preferred Stock ranks senior, with respect to liquidation preference, to the Common Stock and any series of Preferred Stock issued prior to the Series B. In the event of a Qualified Initial Public Offering (“Qualified IPO”), the Series B Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   eOnline, Inc.

     On May 26, 2000, the Fund entered into approximately a $10,000,000 investment in a Convertible Preferred Stock issue for eOnline, Inc (“eOnline”). The Fund’s investment consists of 1,360,544 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) at $7.35 per share. The Fund also received 136,054 warrants to purchase 136,054 shares of Series C Preferred Stock at a purchase price of $7.35 per share (as adjusted). The warrants expire at the earlier of (i) May 26, 2003 or (ii) eOnline’s Qualified Initial Public Offering (“Qualified IPO”).

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

   infoUSA.com, Inc.

     On June 2, 2000, the Fund entered into approximately a $10,000,000 investment in a Convertible Preferred Stock issue for infoUSA.com, Inc. (“infoUSA.com”). The Fund’s investment consists of 2,145,922 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) at $4.66 per share.

     The Series B Preferred Stock ranks pari passu, with respect to liquidation preference, to the Series A Preferred Stock and senior to the Common Stock. In the event of a Qualified Initial Public Offering (“Qualified IPO”), the Series C Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   Endymion Systems, Inc.

     On June 2, 2000, the Fund entered into a $7,000,000 investment in a Convertible Preferred Stock issue for Endymion Systems, Inc. (“Endymion Systems”). The Fund’s investment consists of 7,156,760 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) at $.9781 per share.

     The Series A Preferred Stock ranks senior, with respect to liquidation preference, to the Series B Preferred Stock and the Common Stock. In the event of a Qualified Initial Public Offering (“Qualified IPO”), the Series A Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   EXP.com, Inc.

     On June 6, 2000, the Fund entered into approximately a $10,000,000 investment in a Convertible Preferred Stock issue for EXP.com, Inc. (“EXP”). The Fund’s investment consists of 1,748,252 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) at $5.72 per share.

     The Series C Preferred Stock ranks senior, with respect to liquidation preference, to the Common Stock and any series of Preferred Stock issued prior to the Series C. In the event of a Qualified Initial Public Offering (“Qualified IPO”), the Series C Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   InfoImage, Inc.

     On June 7, 2000, the Fund entered into a $2,004,480 investment in a Convertible Preferred Stock issue for InfoImage, Inc. (“InfoImage”). The Fund’s investment consists of 432,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) at $4.64 per share. The Fund also received 259,200 warrants to purchase 259,200 shares of Series C Preferred Stock. The warrants expire at the earlier of (i) June 2, 2010 or (ii) InfoImage’s Qualified Initial Public Offering (“Qualified IPO”).

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

   AuctionWatch.com, Inc.

     On June 20, 2000, the Fund entered into a $5,500,000 investment in a Convertible Preferred Stock issue for AuctionWatch.com, Inc. (“AuctionWatch”). The Fund’s investment consists of 1,047,619 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) at $5.25 per share.

     The Series C Preferred Stock ranks pari passu, with respect to liquidation preference, to the Series A Preferred Stock and the Series B Preferred Stock and senior to the Common Stock. In the event of a Qualified Initial Public Offering (“Qualified IPO”), the Series C Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   Foliofn, Inc.

     On June 21, 2000, the Fund entered into a $15,000,000 investment in a Convertible Preferred Stock issue for Foliofn, Inc. (“Foliofn”). The Fund’s investment consists of 5,802,259 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) at $2.59 per share.

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

   eYak, Inc.

     On June 26, 2000, the Fund entered into a $10,000,000 investment in a Convertible Preferred Stock issue for eYak, Inc. (“eYak”). The Fund’s investment consists of 2,590,674 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) at $3.86 per share.

     The Series C Preferred Stock ranks pari passu, with respect to liquidation preference, to any series of Preferred Stock issued prior to the Series C and senior to the Common Stock. In the event of a Qualified Initial Public Offering (“Qualified IPO”), the Series C Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   Annuncio Software, Inc.

     On July 10, 2000, the Fund entered into a $5,000,000 investment in a Convertible Preferred Stock issue for Annuncio Software, Inc. (“Annuncio”). The Fund’s investment consists of 625,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) at $8.00 per share (“Original Issue Price”).

     The Series E Preferred Stock ranks senior, with respect to liquidation preference, to the Common Stock and any series of Preferred Stock issued prior to the Series E. In the event of a Qualified Initial Public Offering (“Qualified IPO”), the Series E Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   Pagoo.com, Inc.

     On July 11, 2000, the Fund entered into approximately a $10,000,000 investment in a Convertible Preferred Stock issue for Pagoo.com, Inc. (“Pagoo”). The Fund’s investment consists of 3,412,969 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) at $2.93 per share.

     The Series C Preferred Stock ranks pari passu, with respect to liquidation preference, to any series of Preferred Stock issued prior to the Series C and senior to the Common Stock. In the event of a Qualified Initial Public Offering (“Qualified IPO”), the Series C Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   Cidera, Inc.

     On August 31, 2000, the Fund entered into approximately a $7,500,000 investment In Cidera, Inc. (“Cidera”). The Fund’s investment consists of 857,192 shares of Series D Convertible Preferred Stock at $8.7495 per share.

     The Series D Preferred Stock ranks pari passu, with respect to liquidation preference, to any series of Preferred Stock issued prior to the Series D and senior to the Common Stock. In the event of a Qualified Initial Public Offering (“Qualified IPO”), the Series C Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   IQdestination

     On September 15, 2000, the Fund entered into a $2,300,000 investment in IQdestination. The Fund’s investment consists of 1,150,000 shares of Series B Convertible Preferred Stock at $2.00 per share.

     The Series B Preferred Stock ranks senior, with respect to liquidation preference, to any series of Preferred Stock issued prior to the Series B and senior to the Common Stock. In the event of a Qualified Initial Public Offering (“Qualified IPO”), the Series B Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   MediaPrise, Inc.

     On September 27, 2000, the Fund entered into a $2,000,000 investment in MediaPrise, Inc. (“MediaPrise”). The Fund’s investment consists of 2,196,193 shares of Series A Convertible Preferred Stock at $0.91067 per share.

     The Series A Preferred Stock ranks senior, with respect to liquidation preference, to the Common Stock and any series of Junior Preferred Stock. In the event of a Qualified Initial Public Offering (“Qualified IPO”), the Series A Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   Lumeta Corporation

     On October 30, 2000, the Fund entered into a $250,000 investment in Lumeta Corporation (“Lumeta”). The Fund’s investment consists of 384,615 shares of Series A Convertible Preferred Stock at $0.65 per share.

     The Series A Preferred Stock ranks senior, with respect to liquidation preference, to the Common Stock and any series of Junior Preferred Stock. In the event of a Qualified Initial Public Offering (“Qualified IPO”), the Series A Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

8.  Subsequent Events

     On November 6, 2000 the Fund entered into an investment of approximately $10,000,000 of Series C Preferred Stock of Ishoni Networks, Inc.

     On November 28, 2000, the Fund entered into a follow-on investment of approximately $760,000 of Series G1 Preferred Stock of Personic Software, Inc.

     On November 30, 2000 the Fund entered into an investment of $200,000 of Series A Preferred Stock of Yaga, Inc.

     In November 2000, a revised AICPA Audit and Accounting Guide, Audits of Investment Companies, was issued, and is effective for fiscal years beginning after December 15, 2000. The revised Guide will require Investment Companies to amortize premium and discount on all fixed-income securities. The Fund already follows this policy and currently amortizes both premium and discount on the accrual basis.

     On December 5, 2000 the Fund announced that it declared an ordinary income cash dividend of $0.34210 per share, payable on January 3, 2001, to stockholders of record at the close of business on December 8, 2000. The Fund went ex-dividend on December 6, 2000.

     On December 5, 2000 the Fund filed a preliminary Proxy Statement pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. The shareholders will be asked to vote on three proposals that were unanimously approved at the Fund’s most recent Board of Directors’ meeting: (i) To reappoint John Grillos and Peter Freudenthal to serve on the Fund’s Board of Directors for three-year terms, (ii) To ratify the selection of PricewaterhouseCoopers LLP as the Fund’s independent accountants, and (iii) To approve a new investment sub-advisory agreement between meVC Advisers and the Sub-Adviser.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
meVC Draper Fisher Jurvetson Fund I, Inc.

In our opinion, the accompanying balance sheet, including the schedule of investments, and the related statements of operations, cash flows and of shareholders’ equity and the selected per share data and ratios present fairly, in all material respects, the financial position of meVC Draper Fisher Jurvetson Fund I, Inc. (the “Fund”) at October 31, 2000, the results of its operations, cash flows, shareholders’ equity and selected per share data and ratios for the period March 31, 2000 (commencement of operations) through October 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements and selected per share data and ratios (hereafter referred to as “financial statements”) are the responsibility of the Fund’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit, which included confirmation of securities at October 31, 2000 by correspondence with the custodian, provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
December 15, 2000

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

     None

Part III

Item 10.  Directors and Executive Officers of the Registrant

Name and Occupation	Age	Since
John M. Grillos*	58	2000
Chairman of the Board, Chief Executive Officer of the Fund

Peter S. Freudenthal*(2)	37	2000
Vice-Chairman, Director of the Fund

Larry J. Gerhard(1)(3)	59	2000
Director of the Fund

Harold E. Hughes, Jr(1)(3)	54	2000
Director of the Fund

Chauncey F. Lufkin(1)(2)(3)	43	2000
Director of the Fund

Andrew E. Singer*(2)	30	2000
President of the Fund

Paul D. Wozniak*(2)	36	2000
Vice-President, Chief Financial Officer, Treasurer of the Fund

Kenneth A. Priore*(2)	31	2000
Secretary of the Fund

*	“Interested Person” as defined in the Investment Company Act.

(1)	Member of Audit Committee.

(2)	Member of Valuation Committee.

(3)	Member of the Committee of the Independent Directors

34

John M. Grillos is Chairman, Chief Executive Officer and a director of the Fund. Mr. Grillos is also the Managing Member of Draper Advisers. He is also founder and Managing General Partner of ITech Partners, L.P., a seed stage information technology fund. Mr. Grillos has over twelve years experience in information technology venture capital investing and twenty years of entrepreneurial, professional and managerial experience in information technology. Most recently, Mr. Grillos served as the Executive Vice President, Chief Operating Officer and is a director of SmartForce PLC (formerly CBT Group PLC), or SmartForce, a leading supplier of e-learning products with revenues exceeding $200 million. From 1997 to 1998, Mr. Grillos served as Managing Director at SoundView Venture Partners, L.P., where he was responsible for managing the venture capital business activities of SoundView Financial Group, an information technology-focused investment bank recently acquired by Wit Capital. From 1988 to 1997, Mr. Grillos was Managing Director responsible for information technology venture capital investing for Robertson, Stephens & Co., a San Francisco-based investment bank focused on high technology and high growth industries. From 1985 to 1987, Mr. Grillos served as President and Chief Operating Officer of SPSS, Inc., a leading supplier of statistical analysis, graphics and decision support software. From 1983 to 1985, Mr. Grillos served as President and Chief Executive Officer of Tesseract Corporation, a venture-backed supplier of payroll and human resource software. From 1972 to 1983, Mr. Grillos held various management positions with American Management Systems, an information technology consulting and custom application development company. For the last five of his 11 years with AMS, Mr. Grillos was Vice President and Business Unit Manager responsible for the operations of AMS on the West Coast. From 1968 to 1972, Mr. Grillos worked as a Development Manager and Principal Designer for the Institute for Computer Research, University of Chicago, where he was responsible for developing computerized control and data acquisition systems for several departments of the University. From 1965 to 1968, Mr. Grillos worked as a Staff Engineer for Bell Labs and Western Electric Company. Mr. Grillos received his M.B.A. from the University of Chicago in 1971 and his B.S. in Electrical Engineering and Computer Science from the Illinois Institute of Technology in 1969.

Peter S. Freudenthal is Vice-Chairman and a director of the Fund. Mr. Freudenthal is also co-founder, President, Chief Executive Officer, and Chairman of the Board of meVC.com, Inc. and President and Chairman of the Board of meVC Advisers, Inc. Previously, Mr. Freudenthal was a Senior Biotechnology Equity Research Analyst and a Vice President with Robertson Stephens & Company. Before joining Robertson Stephens, Mr. Freudenthal also served as Director of Healthcare Research at Brean Murray & Company, a privately held investment bank in New York. Mr. Freudenthal attended the Yale School of Medicine where he focused on Neurosurgery and Trauma Surgery. Prior to medical school, Mr. Freudenthal was Senior Graduate Fellow in the Laboratory of Immunology & Cellular Physiology at The Rockefeller University in New York, as well as a National Science Foundation Fellow and a David C. Scott Foundation Fellow. From 1981 to 1985, Mr. Freudenthal was a Thomas J. Watson Scholar at the IBM Research Center in Yorktown, New York. Mr. Freudenthal received his B.S. with a double major in Molecular Biophysics & Biochemistry and Molecular Biology from Yale College.

Larry J. Gerhard is a director of the Fund. Mr. Gerhard has over 38 years of experience in the computer and electronics industries and has held senior management positions for the past 25 years. He is currently President and Chief Executive Officer at eVineyard. Prior to eVineyard, he was President, Chief Executive Officer and director of Summit Design, Inc. since January 1993 and Chairman of the Board since May 1996. Mr. Gerhard was President and Chief Executive Officer of Enterprise Communications and Computing, Inc. from November 1991 to November 1992. Before that, he was the President and Chief Executive Officer of Ventura Software, Inc. from 1989 to November 1991. Prior to that time, Mr. Gerhard was President and Chief Executive Officer of Decision Data, Inc. He began his career at North American Aviation as a programmer working on the original Apollo Missile program. After 4 years at NAA he joined Raytheon Data and his last position with Raytheon was Senior Vice President of Engineering and Operations. Mr. Gerhard received his B.S. in Electrical Engineering from West Coast University and his M.B.A. from the University of Pittsburgh, Executive M.B.A. Program.

Harold E. Hughes, Jr is a director of the Fund. Mr. Hughes is also Chairman of the Board and Chief Executive Officer of Pandesic LLC, an e-commerce service provider owned jointly by Intel Corporation and SAP. Mr. Hughes is a 23-year veteran of Intel during which time he served as Treasurer, Vice President responsible for Intel’s venture fund, Chief Financial Officer, and Vice President and Director of Planning and Logistics. Prior to joining Intel, he served as a U.S. Army Officer from 1968-1972. In addition to Pandesic, he currently serves on the board of directors of London Pacific Corp., Merant PLC and Hummingbird Communications. Mr. Hughes received his B.A. in Economics from the University of Wisconsin and his M.B.A. from the University of Michigan.

     Chauncey F. Lufkin is a director of the Fund. Mr. Lufkin is also Senior Vice President of Franklin Advisers, Inc. (a subsidiary of Franklin Resources, listed on the NYSE), and Portfolio Manager of Franklin Floating Rate Trust, a mutual fund focusing on floating rate debt approaching $2 billion in assets under management. Mr. Lufkin launched Franklin Floating Rate Trust in 1997. More recently, he has focused on launching two related products, a version of the bank debt fund (Franklin Floating Rate Fund PLC) for foreign investors, and a collateralized loan obligation (CLO) for institutional investors. Before launching Franklin Floating Rate Trust, Mr. Lufkin was portfolio manager of Franklin Principal Maturity Trust, a debt strategies fund that traded on the New York Stock Exchange. Earlier in his career, Mr. Lufkin worked for Manufactures Hanover Trust Co. (since acquired by Chase Manhattan Bank) in the acquisition finance group specializing in structuring leveraged transactions. He also worked at the merchant bank arm of Security Pacific National Bank (since acquired by Bank of America). Mr. Lufkin received his B.A. in History from St. Lawrence University.

     Andrew E. Singer is President of the Fund. Mr. Singer is also co-founder, Chief Financial Officer and a director of meVC.com, Inc. and Chief Executive Officer and a director of meVC Advisers, Inc. Previously, Mr. Singer was in the investment banking group at Robertson Stephens & Company. Before joining Robertson Stephens, Mr. Singer was Director of New Business at The Shansby Group, a venture capital firm managing approximately $120 million of investor capital. Mr. Singer also served as a Financial Analyst at The Blackstone Group, a boutique investment bank, where he evaluated investments for Blackstone’s $800 million leveraged acquisition fund and provided strategic advisory services to portfolio companies of the fund. Mr. Singer received his B.A. in East Asian Studies, cum laude with distinction in the major, from Yale College and his M.B.A. with distinction from the Harvard Business School.

     Paul D. Wozniak is Vice President, Chief Financial Officer and Treasurer of the Fund. Mr. Wozniak is also Chief Operating Officer for meVC.com, Inc. and Vice President of Operations for meVC Advisers, Inc. Mr. Wozniak has fourteen years experience in international fund management operations. Previously, Mr. Wozniak served in various operational roles, most recently as Vice President and Director, Mutual Fund Operations, at GT Global Inc./AIM Funds. At GT Global, Mr. Wozniak was responsible for the overall management of the mutual fund accounting and pricing groups for the GT Global mutual fund family, comprising over $10 billion in 37 funds invested worldwide. Mr. Wozniak also served as an officer of both GT Global Inc. and the GT Global Family of Funds. Mr. Wozniak received his B.S. in Accounting from the University of Scranton.

     Kenneth A. Priore is Secretary of the Fund. Mr. Priore is also Internal Counsel and Director of Policy and Compliance for meVC.com, Inc. and Secretary of meVC Advisers, Inc. Formerly, Mr. Priore was employed with Charles Schwab & Co. in San Francisco. Most recently, Mr. Priore served as Managing Attorney: Third Party Actions, Arbitration and Litigation, for the Office of Corporate Counsel at Charles Schwab & Co., where he managed an active litigation docket of over 400 open matters representing over $100 million in customer assets. Prior to that, Mr. Priore served as Policy Director, where he was responsible for strategic planning and participated in product development teams for retail financial services and e-commerce applications. Mr. Priore also served as a Corporate Attorney at Charles Schwab & Co. Mr. Priore received his B.A. from Tufts University and his J.D. from Tulane Law School.

There is no family relationship between any director or executive officer of the Fund.

Item 11.  Executive Compensation

     The Fund’s board does not have a standing nominating or compensation committee. meVC Advisers has agreed to pay compensation to the directors and officers for any and all services rendered to the Fund. As compensation for such services, each director who is not an officer of the Fund receives an annual fee of $4,800 paid monthly in arrears, a fee of $10,000 for each meeting of the Board of Directors, or a committee of the Board of Directors, in which each such independent director participates, whether attended in person or by telephone, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. Directors of the Fund who are “interested persons” as defined by the 1940 Act receive no compensation from the Fund.

Compensation Table

Name of Person, Position	Total Compensation*

Larry J. Gerhard, Director	$49,585

Harold E. Hughes, Jr., Director	$48,800

Chauncey F. Lufkin, Director	$48,800

*	Represents fees paid to each director during the fiscal year ended October 31, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL STOCKHOLDER

     The Fund does not know of any person who is a beneficial owner of more than 5% of the outstanding shares of the Fund’s common stock.

OWNERSHIP OF MANAGEMENT

     The following table sets forth at October 31, 2000, the number and percentage of outstanding shares of the Fund’s common stock beneficially held by (i) each director of the Fund, and (ii) all officers and directors as a group. Under the rules of the SEC, a person is deemed to own beneficially all securities as to which that person owns or shares voting or investment power, as well as all securities which such person may acquire within 60 days through the exercise of currently available conversion rights, warrants or options. Except as otherwise indicated, the stockholders listed in the table below have sole voting and investment power with respect to the shares indicated.

		Amount and Nature of Beneficial Ownership
Title of Class	Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class
Common Stock	John M. Grillos	13,088	0	13,088	*
	Peter S. Freudenthal	0	0	0	0
	Larry J. Gerhard	0	0	0	0
	Harold E. Hughes, Jr	0	0	0	0
	Chauncey F. Lufkin	0	0	0	0
	Andrew E. Singer	0	0	0	0
	Paul D. Wozniak	0	0	0	0
	Kenneth A. Priore	0	0	0	0

	All Directors and	13,088	0	13,088	*
	Officers as a group

*	Indicates less than one percent.

37

Item 13.  Certain Relationships and Related Transactions

     The Adviser, pursuant to the terms of the Investment Advisory Agreement, is responsible for the supervision of portfolio investments. Transactions between the Fund and the Adviser, including operational responsibilities, duties and compensation, are governed by the Investment Advisory Agreement. Throughout the term of the Investment Advisory Agreement, the Fund will pay to the Adviser an annual management fee of 2.5% of the Fund’s net assets, determined at the end of each month and payable in arrears. For the period ended October 31, 2000, the Investment Adviser earned an investment advisory fee in the aggregate amount of $4,615,284.

     The Sub-Advisor, pursuant to the terms of the Investment Sub-Advisory Agreement, is responsible, on a day-to-day basis for the selection and supervision of portfolio investments. The Sub-Adviser provides all co-investment opportunities for approval by the Fund’s Board of Directors. Throughout the term of the Investment Sub-Advisory Agreement, the Adviser will pay to the Sub-Adviser an annual management fee of 1.0% of the Fund’s net assets, determined at the end of each month and payable in arrears. For the period ended October 31, 2000, the Investment Sub-Adviser earned an investment advisory fee in the aggregate amount of $1,846,114.

     The Adviser has entered into a sub-advisory agreement with Fleet Investment Advisors, Inc. (the “Short-Term Money Manager”). The Investment Manager provides all short-term management of the Fund’s uninvested cash. The sub-advisory fees are not an additional expense to the Fund.

     As stated above in Item 1 (Business--Co-Investments and Follow-On Investments) and in Item 8 (Note 5 of the notes accompanying the financial statements in “Transactions with Related Parties”), the Fund co-invests in portfolio companies from time to time with affiliates of the Fund and the Investment Sub-Adviser, including certain venture capital investment partnerships. The Fund’s co-investments with such affiliates are subject to the terms and conditions of the exemptive order granted by the Commission, which relieves the Fund from certain provisions of the Act and permits certain joint transactions with the investment partnerships.

Part IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

38

     All other information required in the financial statement schedules has been incorporated in the financial statements or notes thereto or has been omitted since the information is not applicable, not present or not present in amounts sufficient to require submission of the schedule.

(b)	Reports on Form 8-K

During the period ended October 31, 2000, the Fund filed one report on Form 8-K, dated June 29, 2000, to report the June 26, 2000 commencement of trading of its shares on the New York Stock Exchange.

Exhibit 27—Financial Data Schedule Only submitted to SEC in electronic format 39

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Date: December 22, 2000	MEVC DRAPER FISHER JURVETSON FUND I, INC. /s/ JOHN M GRILLOS —————————— John M. Grillos Chairman, Chief Executive Officer, Director

Date: December 22, 2000	/s/ PAUL WOZNIAK —————————— Paul Wozniak Vice President, Treasurer, Chief Financial Officer

40

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title
December 22, 2000	/s/ John M. Grillos ————————————— (John M. Grillos)	Chairman, Chief Executive Officer, Director

December 22, 2000	/s/ Peter S. Freudenthal ————————————— (Peter S. Freduenthal)	Vice-Chairman, Director

December 22, 2000	/s/ Larry J. Gerhard ————————————— (Larry J. Gerhard)	Director

December 22, 2000	/s/ Harold E. Hughes, Jr. ————————————— (Harold E. Hughes, Jr.)	Director

December 22, 2000	/s/ Chauncey F. Lufkin ————————————— (Chauncey F. Lufkin)	Director

December 22, 2000	/s/ Andrew E. Singer ————————————— (Andrew E. Singer)	President

December 22, 2000	/s/ Paul D. Wozniak ————————————— (Paul D. Wozniak)	Vice-President, Chief Financial Officer, Treasurer

December 22, 2000	/s/ Kenneth A. Priore ————————————— (Kenneth A. Priore)	Secretary

41