Form 10-Q
period 2001-01-31
MEVC DRAPER FISHER JURVESTON FUND I INC
filed 2001-03-15
CIK 1099941

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended January 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission File Number  000-28405

                    meVC DRAPER FISHER JURVETSON FUND I, INC.
           (Exact name of the registrant as specified in its charter)

              DELAWARE                                      94-3346760
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

         991 Folsom Street
     San Francisco, California
  (Address of principal executive                            94107-1020
              offices)                                       (Zip Code)

Registrant's telephone number, including area code:  (877) 474-6382

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
         Title of each class                     which registered
            Common Stock                      New York Stock Exchange
        -------------------              ---------------------------------

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 15, 2001 there were 16,500,000 shares of Registrant's common stock, $.01 par value (the "Shares"), outstanding. The net asset value of a share at January 31, 2001 was $18.55.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            (A Delaware Corporation)
                                      Index


Part I. Financial Information                                                                             Page
         Item 1.  Financial Statements
                  Balance Sheet
                  - January 31, 2001 and October 31, 2000................................................   01
                  Statement of Operations
                  - Three months ended January 31, 2001..................................................   02
                  Statement of Cash Flows
                  - Three months ended January 31, 2001..................................................   03
                  Statement of Shareholders' Equity
                  - Period ended January 31, 2001........................................................   04
                  Selected Per Share Data and Ratios
                  - .....................................................................................   05
                  Schedule of Investments
                  - January 31, 2001.....................................................................   06
                  Notes to Financial Statements..........................................................   10

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................................................   12

         Item 3. Quantitative and Qualitative Disclosure about Market Risk...............................   15

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K........................................................   16

SIGNATURE................................................................................................   17

                          Part I. Financial Information


ITEM 1. FINANCIAL STATEMENTS

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                                  Balance Sheet
                                   (Unaudited)





ASSETS                                                        January 31,         October 31,
                                                                  2001               2000
                                                             -------------      -------------
Investments in preferred stocks, at fair value
      (cost $127,014,096 and $112,554,476, respectively)     $ 121,011,856      $ 107,554,476
Investments in short-term securities, at market value
      (cost $73,688,531 and $88,073,112, respectively) .        73,842,763         88,159,616
Cash and cash equivalents
     (cost $110,934,873 and $115,759,680, respectively)        110,934,873        115,760,166
Interest receivable ....................................         1,017,915            640,620
                                                             -------------      -------------
Total Assets ...........................................       306,807,407        312,114,878
                                                             =============      =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Management fee payable .................................           655,306            668,139
                                                             -------------      -------------

Shareholders' Equity:
    Common Stock, $0.01 par value; 150,000,000 shares
         authorized and 16,500,000 outstanding
         at January 31, 2001 ...........................           165,000            165,000
    Additional paid in capital .........................       311,485,000        311,485,000
    Retained deficit ...................................        (5,497,899)          (203,261)
                                                             -------------      -------------
Total Shareholders' Equity .............................       306,152,101        311,446,739
                                                             -------------      -------------

Total Liabilities and Shareholders' Equity .............     $ 306,807,407      $ 312,114,878
                                                             =============      =============

Net Asset Value Per Share ..............................     $       18.55      $       18.88
                                                             =============      =============



   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Statement of Operations
               For the Period November 1, 2000 to January 31, 2001
                                   (Unaudited)


Investment Income:
         Interest income ................................           $ 3,230,850
                                                                    -----------

Operating Expenses:
         Management fees ................................             1,945,916
                                                                    -----------

Net investment income ...................................             1,284,934
                                                                    -----------

Net Realized and Unrealized Loss on
Investment Transactions:

Net realized gain (loss) on
         investment transactions ........................                    76
                                                                    -----------

Net unrealized depreciation on
         investment transactions ........................              (934,998)
                                                                    -----------

Realized and unrealized gain (loss) on
         investment transactions ........................              (934,922)
                                                                    -----------


Net increase in net assets resulting
from operations .........................................           $   350,012
                                                                    ===========

Net increase in net assets resulting
from operations per share ...............................           $      0.01
                                                                    ===========

Dividends declared per Share ............................           $     (0.34)
                                                                    ===========




   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Statement of Cash Flows
               For the Period November 1, 2000 to January 31, 2001
                                   (Unaudited)




Cash Flows from Operating Activities:
    Net increase in net assets resulting from operations ....    $     350,012
    Adjustments to reconcile net cash provided by operations:
         Realized loss ......................................              (76)
         Unrealized depreciation ............................          934,998
         Changes in assets and liabilities:
              Management fee payable ........................          (12,833)
              Interest receivable ...........................         (377,295)
         Purchases of preferred stock .......................      (14,459,620)
         Purchases of short-term investments ................      (27,763,803)
         Purchases of cash equivalents ......................     (256,158,522)
         Sales/Maturities of cash equivalents ...............      298,306,495
                                                                 -------------
         Net cash provided by operating activities ..........          819,356
                                                                 -------------

Cash Flows from Financing Activities:
         Distributions ......................................       (5,644,650)
                                                                 -------------
         Net cash used for financing activities .............       (5,644,650)
                                                                 -------------

Net change in cash and cash equivalents for the period ......       (4,825,294)
                                                                 -------------

Cash and cash equivalents, beginning of period ..............      115,760,166
                                                                 -------------

Cash and cash equivalents, end of the period ................    $ 110,934,873
                                                                 =============



The Company paid no interest or federal income tax during the period.



   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                        Statement of Shareholders' Equity
               For the Period March 31, 2000* to January 31, 2001
                                   (Unaudited)



                                                                           Additional                               Total
                                                          Common            Paid-in            Retained         Shareholders'
                                                          Stock             Capital             Deficit            Equity
                                                       -------------      -------------      -------------      -------------
S
Balance at March 31, 2000 ........................     $           3      $       4,997      $        --        $       5,000

Issuance of 16,500,000 shares through
   Initial public offering (Net of Offering Costs)           165,000        311,485,000               --          311,650,000
Redemption of seed shares ........................                (3)            (4,997)              --               (5,000)
Net decrease in net assets from operations .......              --                 --             (203,261)          (203,261)
                                                       -------------      -------------      -------------      -------------

Balance at October 31, 2000 ......................     $     165,000      $ 311,485,000      $    (203,261)     $ 311,446,739
                                                       -------------      -------------      -------------      -------------

Distributions from net investment income .........              --                 --           (5,644,650)        (5,644,650)
Net increase in net assets from operations .......              --                 --              350,012            350,012
                                                       -------------      -------------      -------------      -------------

Balance at January 31, 2001 ......................     $     165,000      $ 311,485,000      $  (5,497,899)     $ 306,152,101
                                                       -------------      -------------      -------------      -------------



* Commencement of operations.


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                       Selected per Share Data and Ratios
                                   (Unaudited)

                                                    For the Period        For the Period
                                                  11/01/00 - 01/31/01    3/31/00* - 10/31/00
Net asset value, beginning of period .............     $    18.88          $    18.89(a)
Income (loss) from investment operations:
   Net investment income .........................           0.08                0.29
   Net realized and unrealized loss on investments          (0.07)              (0.30)
                                                       ----------          ----------
   Total from investment operations ..............           0.01               (0.01)
                                                       ----------          ----------
Less distributions from and in excess of:
   Net investment income .........................          (0.34)               --
   Net realized and unrealized gain ..............           --                  --
                                                       ----------          ----------
   Total distributions ...........................          (0.34)               --
                                                       ----------          ----------
Net asset value, end of period ...................     $    18.55          $    18.88
                                                       ==========          ==========
Market Value, end of period ......................     $    12.49          $    11.50
                                                       ==========          ==========

Total Return - At NAV (b) ........................           1.07%              (0.05)%
Total Return - At Market (b) .....................          11.72%             (42.50)%(c)

Ratios and Supplemental Data:
Net assets, end of period (in thousands) .........        306,152             311,447
Ratios to average net assets:
 Expenses (d) ....................................           2.50%               2.50%
 Net investment income ...........................           1.65%(d)            1.49%

*   Commencement of operations.

(a) Initial public offering, net of initial sales load, underwriting and offering costs of $1.11 per share.

(b) Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge. Total return for periods of less than one year is not annualized.

(c) For the period June 26, 2000 (commencement of trading on the NYSE) to October 31, 2000.

(d) Annualized.






   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                January 31, 2001
                                   (Unaudited)

                                                                    Date of
                                                                    Initial
Description                                      Shares/Principal  Investment       Cost            Value
------------------------------------------------------------------------------------------------------------
Preferred Stocks-39.53% (a, b) (Note 2, 3)

    Annuncio Software Inc., Series E ..........         625,000    July 2000    $  5,000,000    $  5,000,000

    AuctionWatch.com, Inc., Series C ..........       1,047,619    June 2000       5,500,000       5,500,000

    Cidera, Inc., Series D ....................         857,192    Aug. 2000       7,500,001       7,500,001

  *Endymion Systems, Inc., Series A ...........       7,156,760    June 2000       7,000,000       7,000,000

  *eOnline, Inc.:
         Series C .............................       1,360,544    May 2000        9,999,998       9,999,998
         Series C Warrants, expire 5/25/03 ....         136,054    May 2000             --              --

  *EXP.com, Inc., Series C ....................       1,748,252    June 2000      10,000,001      10,000,001

  *eYak, Inc., Series C .......................       2,590,674    June 2000      10,000,000      10,000,000

  *Foliofn, Inc., Series C ....................       5,802,259    June 2000      15,000,000      15,000,000

    InfoImage, Inc.:
          Series C ............................         432,000    June 2000       2,004,480       1,002,240
          Series C Warrants, expire 6/2/10 ....         259,200    June 2000            --              --

  *infoUSA.com, Inc., Series B ................       2,145,922    June 2000       9,999,997       9,999,997

    Ishoni Networks, Series C .................       2,003,607    Nov. 2000      10,000,003      10,000,003

  *IQdestination, Series B ....................       1,150,000    Sep. 2000       2,300,000       2,300,000

    Lumeta Corporation, Series A ..............         384,615    Oct. 2000         250,000         250,000

  * MediaPrise, Inc., Series A ................       2,196,193    Sep. 2000       2,000,000       2,000,000

  *Pagoo.com, Inc., Series C ..................       3,412,969    July 2000       9,999,999       9,999,999

     Personic Software, Inc.:
         Series G .............................       2,481,390    May 2000       10,000,000       5,000,000
         Series G Warrants, expire 5/12/05 ....       1,000,000    May 2000             --              --

     Personic Software, Inc.:
         Series G-1 ...........................          38,958    Nov. 2000         760,460         760,460
         Series G-1 Warrants, expire 10/31/05 .         973,950    Nov. 2000            --              --

     Safestone Technologies PLC, Series A .....         650,401    Dec. 2000       3,499,157       3,499,157

  *ShopEaze Systems, Inc., Series B ...........       2,097,902    May 2000        6,000,000       6,000,000

   Yaga, Series A .............................         200,000    Nov. 2000         200,000         200,000
                                                                                ------------    ------------

Total Preferred Stocks ........................                                  127,014,096     121,011,856
                                                                                ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                January 31, 2001
                                   (Unaudited)

                                                                 Date of
                                                                 Initial
Description                                   Shares/Principal  Investment       Cost            Value
---------------------------------------------------------------------------------------------------------

Short-Term Securities-24.12% (b)

Corporate Bonds-5.90%

 Associates Corp. North America
      5.875%, 05/16/2001 ...................     10,000,000    May 2000      $ 9,959,066    $10,011,840

 Cargill Inc. ..............................
      5.220%, 06/14/2001 ...................      8,200,000    Jan. 2001       8,041,863      8,046,086
                                                                             -----------    -----------

 Total Corporate Bonds .....................                                  18,000,929     18,057,926
                                                                             -----------    -----------


Certificates of Deposit-3.92%

 Bank Nova Scotia
      6.695%, 02/12/2001 ...................      3,000,000    April 2000      2,999,963      2,999,963

 CIBC Y
      7.420%, 06/04/2001 ...................      5,000,000    Sep. 2000       5,009,095      5,009,095

 Commerica BK
      5.240%, 01/11/2002 ...................      4,000,000    Jan. 2001       4,000,726      4,000,726
                                                                             -----------    -----------

  Total Certificates of Deposit ............                                  12,009,784    12,009,784
                                                                             -----------    -----------


U.S. Government & Agency Securities-11.57%

 Federal Farm Credit Banks
      5.125%, 04/02/2001 ...................     10,000,000    April 2000      9,976,136      9,998,470

 Federal Home Loan Banks
      6.55%, 09/28/2001 ....................      5,000,000    Oct. 2000       4,999,769      5,045,535

 Federal Home Loan Banks
      6.66%, 04/06/2001 ....................      7,500.000    Nov. 2000       7,500,701      7,519,350

 Federal Home Loan Mortgage Corp.
      0.000%, 03/01/2001 ...................      8,200,000    Oct. 2000       8,159,692      8,164,904

 Federal National Mortgage Assoc. Disc. Note
      0.000%, 03/22/2001 ...................      4,725,000    Sep. 2000       4,684,355      4,689,629
                                                                             -----------    -----------

 Total U.S. Government & Agency ............                                  35,320,653     35,417,888
                                                                             -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                January 31, 2001
                                   (Unaudited)

                                                                   Date of
                                                                   Initial
Description                                     Shares/Principal  Investment       Cost           Value
----------------------------------------------------------------------------------------------------------

   Commercial Paper-2.73%

    General Motors Acceptance Corp.
         5.450%, 05/23/2001 ...................      8,500,000    Jan. 2001    $ 8,357,165    $ 8,357,165
                                                                               -----------    -----------

Total  Short Term Securities ..................                                 73,688,531     73,842,763
                                                                               -----------    -----------


Cash and Cash Equivalents-36.24% (b)

   Commercial Paper-36.22%

    American Express Credit Corp.
         5.760%, 03/02/2001 ...................      5,000,000    Jan. 2001      4,976,800      4,976,800

    American Express Credit Corp.
         5.450%, 04/18/2001 ...................      4,000,000    Jan. 2001      3,953,978      3,953,978

    Anheuser Busch Inc.
         6.460%, 02/09/2001 ...................      2,900,000    Dec. 2000      2,895,837      2,895,837

    BMW US Cap Corp.
         5.930%, 02/01/2001 ...................      5,000,000    Jan. 2001      5,000,000      5,000,000

    Bell South Telecomm Inc.
         6.350%, 02/21/2001 ...................      5,000,000    Dec. 2000      4,982,361      4,982,361

    Caterpillar Inc.
         6.250%, 03/20/2001 ...................      4,250,000    Dec. 2000      4,215,321      4,215,321

    Credit Suisse
         6.490%, 03/12/2001 ...................      8,400,000    Sep. 2000      8,340,941      8,340,941

    DaimlerChrysler NA Holdings Corp.
         5.600%, 05/01/2001 ...................      8,000,000    Jan. 2001      7,889,244      7,889,244

    Diageo Cap PLC
         5.430%, 03/23/2001 ...................      6,000,000    Jan. 2001      5,954,750      5,954,750

    Ford Motor Credit Company
         5.610%, 04/12/2001 ...................      3,000,000    Jan. 2001      2,967,275      2,967,275


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                January 31, 2001
                                   (Unaudited)

                                                                 Date of
                                                                 Initial
Description                                   Shares/Principal  Investment       Cost           Value
--------------------------------------------------------------------------------------------------------
   Commercial Paper (cont.)

    Ford Motor Credit Company
         5.510%, 04/19/2001 ...............       2,600,000    Jan. 2001    $  2,569,358    $  2,569,358

    General Electric Cap Corp.
         6.510%, 02/08/2001 ...............       6,800,000    Nov. 2000       6,791,392       6,791,392

    Gillette Company
         5.420%, 04/24/2001 ...............       8,200,000    Jan. 2001       8,098,767       8,098,767

    International Leasing Finance
         6.460%, 03/08/2001 ...............       5,100,000    Sep. 2000       5,067,969       5,067,969

    J.P. Morgan & Company
         6.520%, 02/05/2001 ...............       6,250,000    Jan. 2001       6,245,472       6,245,472

    Lloyd's Bank PLC
         5.560%, 04/11/2001 ...............       6,700,000    Jan. 2001       6,628,600       6,628,600

    Motorola Inc.
         6.420%, 03/16/2001 ...............       4,600,000    Oct. 2000       4,564,726       4,564,726

    Paccar Financial Corp.
         6.340%, 03/12/2001 ...............       5,600,000    Dec. 2000       5,561,537       5,561,537

    Toyota Credit Corp.
         6.490%, 02/01/2001 ...............       2,500,000    Nov. 2000       2,500,000       2,500,000

    UBS Finance Inc.
         5.420%, 04/11/2001 ...............       8,500,000    Jan. 2001       8,411,699       8,411,699

    Verizon Global Funding
         5.500%, 03/30/2001 ...............       3,300,000    Jan. 2001       3,271,263       3,271,263
                                                                            ------------    ------------
    Total Commercial Paper ................                                  110,887,290     110,887,290
                                                                            ------------    ------------

   Money Market Funds-0.02%

    SSgA Money Market Fund
         5.901% ...........................          47,583    Jan. 2001          47,583          47,583
                                                                            ------------    ------------
Total  Cash and Cash Equivalents ..........                                  110,934,873     110,934,873
                                                                            ------------    ------------
Total  Investments ........................                                 $311,637,500    $305,789,492
                                                                            ============    ============

(a) These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b) Percentages are based on net assets of $306,152,101.

* Affiliated Issuers (Total Market Value of $82,299,995): companies in which the Fund owns at least 5% of the voting securities.

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                          Notes to Financial Statements
                                January 31, 2001
                                   (Unaudited)


1. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2000, as filed with the Securities and Exchange Commission (File No. 814-00201)

2. Concentration of Market Risk

     Financial instruments that subject the Fund to concentrations of market risk consist principally of preferred stocks, which represent approximately 39.53% of the Fund's net assets. The preferred stocks, as discussed in Note 3, consist of investments in companies with no readily determinable market values and as such are valued in accordance with the Fund's fair value policies. The Fund's investment strategy represents a high degree of business and financial risk due to the fact that the investments include entities with little operating history or entities that possess operations in new or developing industries. These investments are subject to restrictions on resale because they were acquired from the issuer in private placement transactions.

3. Portfolio Investments

      During the three months ended January 31, 2001, the Fund invested approximately $13,700,000 in three companies and made one follow-on investment in Personic Software, Inc. of approximately $760,000. Changes to and additions to the Fund's individual equity and equity-linked security investments, during the three months ended January 31, 2001, were comprised of the following:

   Ishoni Networks, Inc.

     On November 6, 2000 the Fund entered into approximately a $10,000,000 investment in Ishoni Networks, Inc. ("Ishoni Networks"). The Fund's investment consists of 2,003,607 shares of Series C Convertible Preferred Stock (Series C Preferred Stock") at $4.991 per share.

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

   Personic Software, Inc.

     On November 28, 2000, the Fund entered into a follow-on investment of approximately $760,000 of Series G1 Convertible Preferred Stock of Personic Software, Inc. The Fund's investment consists of 38,958 shares of Series G1 Convertible Preferred Stock ("Series G1 Preferred Stock") at $19.52 per share. The Fund also received 973,950 warrants to purchase 973,950 shares of Series G1 Preferred Stock. The warrants expire on October 31, 2005.

     The Series G and G1 Preferred Stock ranks equally ("pari passu"), with respect to liquidation preference, to the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock the Series E Preferred Stock and the Series F Preferred Stock and senior to the Common Stock. However, the Series AA Preferred Stock ranks senior to the Series A Preferred Stock, the Series B Preferred Stock, the

Series C Preferred Stock, the Series D Preferred Stock the Series E Preferred Stock and the Series F Preferred Stock, the Series G Preferred Stock, the Series G1 Preferred Stock and the Common Stock. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series G and G1 Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   Yaga, Inc.

     On November 30, 2000 the Fund entered into a $200,000 investment in Yaga, Inc. ("Yaga"). The Fund's investment consists of 200,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at $1.00 per share.

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

   Safestone Technologies PLC

     On December 22, 2000 the Fund entered into approximately $3,500,000 investment in Safestone Technologies PLC ("Safestone"). The Fund's investment consists of 650,401 shares of Series A Convertible Preferred Stock (Series A Preferred Stock") at $5.38 per share.

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


   InfoImage, Inc.

     On January 29, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $2,004,480 investment in the Convertible Preferred Stock issue of InfoImage, Inc. ("InfoImage") by 50%. The Fund's investment now consists of 432,000 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at a valuation of $2.32 per share.

4. Subsequent Events

     On February 26, 2001 the Fund entered into a follow-on investment of approximately $4,000,000 of Series D Convertible Preferred Stock of Pagoo.com, Inc.

     On March 2, 2001, the Fund filed a definitive proxy statement pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. In the proxy statement, the Fund announced that its first Annual Meeting of Shareholders would be held on April 12, 2001. At the Annual Meeting, shareholders will be asked to re-elect John Grillos and Peter Freudenthal to serve on the Fund's Board of Directors for three-year terms. All shareholders owning shares as of March 1, 2001 (the "Record Date") are entitled to vote their shares in person or by proxy.

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

General Investment Climate

     As the Fund's first fiscal reporting period for the New Year came to a close on January 31, 2001, the public markets continued to experience a high degree of instability. With the presidential election behind us, high-tech investors and analysts turned their attention to the earnings announcements of technology bellwether stocks as well as the interest rate actions of the Federal Reserve to guide their near-term outlook for the sector.

     As we have noted in previous reports, the volatility in the public sector for technology stocks has a trickle-down effect on valuations in the private market. In general, the declines in valuations of public technology stocks have created a positive investment environment for the Fund. Although we continue to pursue opportunities created by this environment, we are cautious in our approach and remain committed to finding solid investment values in companies with strong fundamentals. Over the past quarter and for the foreseeable future, we have focused our attention primarily on expansion or middle round investments because we feel that companies at this stage of development offer enhanced risk vs. reward characteristics for the Fund over the long-term.

     In terms of industries, we are particularly excited about the opportunities we are seeing in the network management and security market. According to the research firm IDC, the market for managed-security services in the U.S. alone will grow to $2.3 billion by 2004 versus $675 million in 1999. In addition, we continue to look for solid companies in the growing Internet infrastructure and services market. An example of a recent investment in this area is Ishoni Networks, a developer of highly integrated broadband platforms that allow original equipment manufacturers and service providers to offer secure voice and Internet services over a single broadband connection. Moreover, in cooperation with our partners at Draper Fisher Jurvetson, we are beginning to review early-stage opportunities in nanotechnology - a relatively new area of technology that falls at the intersection of biotechnology, electronics and mechanics. Nanotechnology creates the opportunity for hardware and software technologies to self-replicate on a large scale, removing the need to manufacture each unit individually.

     Over the long term, the Fund remains committed to its strategy of investing in high-quality information technology businesses that we have determined to be leaders in their respective markets. We are focused on investing in the types of companies and industries that we believe will provide the best possible return for our shareholders over time.

Results of Operations

     The Fund began operations upon the completion of an initial public offering on March 31, 2000. Its principal investment objective is the realization of long-term capital appreciation from investing primarily in equity and equity-linked debt securities of private companies. Pending the completion of equity and equity-linked debt security investments that meet the Fund's investment objective, available funds are invested in short-term securities. Due to the Company's limited operating history, the Company's financial performance at January 31, 2001 is primarily composed of interest on temporary investments, net of the management fee accrual.

Liquidity and Capital Resources

     At January 31, 2001, the Fund had $121,011,856 of its net assets (the value of total assets less total liabilities) of $306,152,101 invested in portfolio securities of nineteen companies and $184,777,636 of its net assets invested in temporary investments consisting of Certificates of Deposit, Commercial Paper, Money Market Funds, and U.S. Government and Agency Securities. Current balance sheet resources are believed to be sufficient to finance any future commitments.

     Net cash provided by operating activities was $819,356 for the three months ended January 31, 2001.

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

Investment Income and Expenses

     Net investment income after all operating expenses amounted to $1,284,934 for the three months ended January 31, 2001.

     The Adviser receives management fee compensation at an annual rate of 2.5% of the average weekly net assets of the Fund, paid monthly in arrears. Such fees amounted to $1,945,916 for the three months ended January 31, 2001.

Unrealized Appreciation and Depreciation of Portfolio Securities

     At January 31, 2001, the Fund had a net unrealized depreciation of $5,848,008. Such depreciation mainly resulted from the Board of Directors' decision to mark down the value of the Fund's investments in Personic Software, Inc. and InfoImage, Inc.

Dividends

     On December 5, 2000 the Fund announced an ordinary income cash dividend of $0.34210 per share, payable on January 3, 2001, to stockholders of record at the close of business on December 8, 2000. The Fund went ex-dividend on December 6, 2000. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend. On the Fund's ex-dividend date, the Fund was trading on the New York Stock Exchange (the "NYSE") at a discount to Net Asset value. In accordance with the Dividend Reinvestment Plan, the Dividend Distribution Agent purchased shares on the open market of the NYSE for those shareholders electing their distributions in the form of a stock dividend.

Portfolio Investments

     At January 31, 2001 the cost of equity and equity-linked security investments made by the Fund to date was $127,014,096 and their aggregate market value was estimated to be $121,011,856. Management believes the companies identified have significant potential for long-term growth in sales and earnings. The Sub-Adviser continuously evaluates opportunities to maximize the valuation of its investments. In that regard, the Sub-Adviser will periodically evaluate potential acquisitions, financing transactions, initial public offerings, strategic alliances, and sale opportunities involving the Fund's portfolio companies. These transactions and activities are generally not disclosed to the Fund's shareholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. However, any such pending transaction could have an impact on the valuation of an investment which may be adjusted prior to the transaction being publicly announced or completed.

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

                            MEVC DRAPER FISHER JURVETSON FUND I, INC.

Date: March 15, 2001        /s/  JOHN M GRILLOS
                            ----------------------------------------------------
                            John M. Grillos
                            Chairman, Chief Executive Officer, Director


Date: March 15, 2001        /s/  PAUL WOZNIAK
                            ----------------------------------------------------
                            Paul Wozniak
                            Vice President, Treasurer, Chief Financial Officer