Form 10-Q
period 2001-04-30
MEVC DRAPER FISHER JURVESTON FUND I INC
filed 2001-06-14
CIK 1099941

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 14, 2001 there were 16,500,000 shares of Registrant's common stock, $.01 par value (the "Shares"), outstanding. The net asset value of a share at April 30, 2001 was $17.96.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            (A Delaware Corporation)
                                      Index

Part I. Financial Information                                               Page

  Item 1.  Financial Statements
           Balance Sheets
           - April 30, 2001 and October 31, 2000............................  01
           Statement of Operations
           - For the Period November 1, 2000 to April 30, 2001..............  02
           Statements of Operations
           - For the quarter ended April 30, 2001 and the Period
               March 31, 2000 to April 30, 2000.............................  03
           Statements of Cash Flows
           - For the Period November 1, 2000 to April 30, 2001 and
               the Period March 31, 2000 to April 30, 2000 .................  04
           Statement of Shareholders' Equity
           - Period ended April 30, 2001....................................  05
           Selected Per Share Data and Ratios
           - April 30, 2001.................................................  06
           Schedule of Investments
           - April 30, 2001.................................................  07
           Notes to Financial Statements....................................  11

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  14

  Item 3. Quantitative and Qualitative Disclosure about Market Risk.........  17

Part II. Other Information

  Item 4. Submission of Matters to a Vote of Security Holders...............  18

  Item 6. Exhibits and Reports on Form 8-K..................................  18

SIGNATURE...................................................................  19

                          Part I. Financial Information


ITEM 1. FINANCIAL STATEMENTS

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                                 Balance Sheets






ASSETS                                                                    April 30,      October 31,
                                                                            2001             2000
                                                                         (Unaudited)
Investments in preferred stocks, at fair value
      (cost $131,014,096 and $112,554,476, respectively) ...........   $ 114,522,633    $ 107,554,476
Investments in short-term securities, at market value
      (cost $54,469,791 and $88,073,112, respectively) .............      54,538,379       88,159,616
Cash and cash equivalents
     (cost $127,072,453 and $115,759,680, respectively) ............     127,072,453      115,760,166
Interest receivable ................................................         757,860          640,620
                                                                       -------------    -------------
Total Assets .......................................................     296,891,325      312,114,878
                                                                       =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Management fee payable .............................................         619,375          668,139
                                                                       -------------    -------------

Shareholders' Equity:
    Common Stock, $0.01 par value; 150,000,000 shares
         authorized and 16,500,000 outstanding
         at April 30, 2001 .........................................         165,000          165,000
    Additional paid in capital .....................................     311,485,000      311,485,000
    Retained deficit ...............................................     (15,378,050)        (203,261)
                                                                       -------------    -------------
Total Shareholders' Equity .........................................     296,271,950      311,446,739
                                                                       -------------    -------------

Total Liabilities and Shareholders' Equity .........................   $ 296,891,325    $ 312,114,878
                                                                       =============    =============

Net Asset Value Per Share ..........................................   $       17.96    $       18.88
                                                                       =============    =============

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Statement of Operations
                For the Period November 1, 2000 to April 30, 2001
                                   (Unaudited)


Investment Income:
         Interest income ................................          $  5,778,185
                                                                   ------------

Operating Expenses:
         Management fees ................................             3,798,356
                                                                   ------------

Net investment income ...................................             1,979,829
                                                                   ------------

Net Realized and Unrealized Loss on
Investment Transactions:

Net realized loss on
         investment transactions ........................                  (103)
                                                                   ------------

Net unrealized depreciation on
         investment transactions ........................           (11,509,865)
                                                                   ------------

Realized and unrealized loss on
         investment transactions ........................           (11,509,968)
                                                                   ------------


Net decrease in net assets resulting
from operations .........................................          $ (9,530,139)
                                                                   ============

Net decrease in net assets resulting
from operations per share ...............................          $      (0.58)
                                                                   ============

Dividends declared per Share ............................          $      (0.34)
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                       For the       For the period
                                                     quarter ended   March 31, 2000*
                                                    April 30, 2001  to April 30, 2000
Investment Income:
         Interest income ........................   $  2,547,335       $ 1,634,058
                                                    ------------       -----------

Operating Expenses:
         Management fees ........................      1,852,440           660,932
                                                    ------------       -----------

Net investment income ...........................        694,895           973,126
                                                    ------------       -----------

Net Realized and Unrealized Loss on
Investment Transactions:

Net realized gain (loss) on
         investment transactions ................           (179)               --

Net unrealized depreciation on
         investment transactions ................    (10,574,867)           (4,484)
                                                    ------------       -----------

Realized and unrealized gain (loss) on
         investment transactions ................    (10,575,046)           (4,484)
                                                    ------------       -----------


Net increase (decrease) in net assets resulting
from operations .................................   $ (9,880,151)      $   968,642
                                                    ============       ===========

Net increase (decrease) in net assets resulting
from operations per share .......................   $      (0.59)      $      0.06
                                                    ============       ===========

Dividends declared per Share ....................   $       0.00       $      0.00
                                                    ============       ===========

*  Commencement of operations.

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       For the period     For the period
                                                                      November 1, 2000   March 31, 2000*
                                                                       April 30, 2001    to April 30, 2000
Cash Flows from Operating Activities:
    Net (decrease) increase in net assets resulting from operations   $  (9,530,139)   $       968,642
    Adjustments to reconcile net cash provided by operations:
         Realized loss ............................................             103                 --
         Unrealized depreciation ..................................      11,509,865              4,484
         Changes in assets and liabilities:
              Management fee payable ..............................         (48,764)           660,932
              Interest receivable .................................        (117,240)           (87,451)
         Purchases of preferred stock .............................     (18,459,620)       (42,301,937)
         Purchases of short-term investments ......................     (41,738,489)                --
         Purchases of cash equivalents ............................    (545,305,913)    (1,053,327,836)
         Sales/Maturities of short-term investments ...............      84,746,261                 --
         Sales/Maturities of cash equivalents .....................     535,900,873      1,053,327,836
                                                                      -------------    ---------------
         Net cash provided by operating activities ................      16,956,937        (40,755,330)
                                                                      -------------    ---------------

Cash Flows from Financing Activities:
         Gross proceeds from initial public offering ..............              --        330,000,000
         Sales load ...............................................              --        (16,500,000)
         Advisory fee, Prudential Securities Incorporated .........              --         (1,500,000)
         Deferred offering costs ..................................              --           (350,000)
         Redemption of seed money .................................              --             (5,000)
         Distributions ............................................      (5,644,650)                --
                                                                      -------------    ---------------
         Net cash used for financing activities ...................      (5,644,650)       311,645,000
                                                                      -------------    ---------------

Net change in cash and cash equivalents for the period ............      11,312,287        270,889,670
                                                                      -------------    ---------------

Cash and cash equivalents, beginning of period ....................     115,760,166              5,000
                                                                      -------------    ---------------

Cash and cash equivalents, end of the period ......................   $ 127,072,453    $   270,894,670
                                                                      =============    ===============

*  Commencement of operations.

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)


                                                                  Additional                           Total
                                                      Common        Paid in         Retained        Shareholders'
                                                      Stock         Capital          Deficit          Equity
                                                      -----         -------          -------          ------
Balance at March 31, 2000*                           $       3    $       4,997    $         --    $       5,000

Issuance of 16,500,000 shares through
   Initial public offering (Net of Offering Costs)     165,000      311,485,000              --      311,650,000
Redemption of seed shares                                   (3)          (4,997)             --           (5,000)
Net decrease in net assets from operations                  --               --        (203,261)        (203,261)
                                                     ---------    -------------    ------------    -------------
Balance at October 31, 2000                          $ 165,000    $ 311,485,000    $   (203,261)   $ 311,446,739
                                                     ---------    -------------    ------------    -------------

Distributions from net investment income                    --               --      (5,644,650)      (5,644,650)
Net decrease in net assets from operations                  --               --      (9,530,139)      (9,530,139)
                                                     ---------    -------------    ------------    -------------
Balance at April 30, 2001                            $ 165,000    $ 311,485,000    $(15,378,050)   $ 296,271,950
                                                     ---------    -------------    ------------    -------------

*  Commencement of operations.

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                       Selected per Share Data and Ratios

                                                     For the Period         For the Period
                                                   11/01/00 - 04/30/01    3/31/00* - 10/31/00
                                                       (Unaudited)
 Net asset value, beginning of period .............   $     18.88             $     18.89 (a)
 Income (loss) from investment operations:
    Net investment income .........................          0.12                    0.29
    Net realized and unrealized loss on investments         (0.70)                  (0.30)
                                                      -----------             -----------
    Total from investment operations ..............         (0.58)                  (0.01)
                                                      -----------             -----------
 Less distributions from and in excess of:
    Net investment income .........................         (0.34)                     --
    Net realized and unrealized gain ..............            --                      --
                                                      -----------             -----------
    Total distributions ...........................         (0.34)                     --
                                                      -----------             -----------
 Net asset value, end of period ...................   $     17.96             $     18.88
                                                      ===========             ===========
 Market Value, end of period ......................   $     11.23             $     11.50
                                                      ===========             ===========

Total Return - At NAV (b) .........................         (2.15)%                 (0.05)%
Total Return - At Market (b) ......................          0.45%                 (42.50)%(c)

Ratios and Supplemental Data:
Net assets, end of period (in thousands) ..........       296,272                 311,447
Ratios to average net assets:
 Expenses (d) .....................................          2.50%                   2.50%
 Net investment income (d) ........................          1.30%                   1.49%

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

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                 April 30, 2001
                                   (Unaudited)

====================================================================================================================
                                                                  Date of
                                                                  Initial
Description                                     Shares/Principal Investment        Cost                  Value
--------------------------------------------------------------------------------------------------------------------
Preferred Stocks-38.65% (a, b) (Note 2, 3)
    Annuncio Software Inc., Series E ..........      625,000    July 2000        $5,000,000             $5,000,000

    AuctionWatch.com, Inc., Series C ..........    1,047,619    June 2000         5,500,000              4,127,619

    Cidera, Inc., Series D.....................      857,192    Aug. 2000         7,500,001              3,750,044

  *Endymion Systems, Inc., Series A ...........    7,156,760    June 2000         7,000,000              7,000,000

  *eOnline, Inc.:
         Series C..............................    1,360,544    May 2000          9,999,998              9,999,998
         Series C Warrants, expire 5/25/03.....      136,054    May 2000                 --                     --

  *EXP Systems, Inc., Series C ................    1,748,252    June 2000        10,000,001              7,500,001

  *eYak, Inc., Series C .......................    2,590,674    June 2000        10,000,000             10,000,000

  *Foliofn, Inc., Series C ....................    5,802,259    June 2000        15,000,000             15,000,000

    InfoImage, Inc.:
          Series C ............................      432,000    June 2000         2,004,480              1,002,240
          Series C Warrants, expire 6/2/10 ....      259,200    June 2000                --                     --

  *infoUSA.com, Inc., Series B ................    2,145,922    June 2000         9,999,997              9,999,997

    Ishoni Networks, Inc, Series C ............    2,003,607    Nov. 2000        10,000,003             10,000,003

  *IQdestination, Series B.....................    1,150,000    Sep. 2000         2,300,000              2,300,000

    Lumeta Corporation, Series A ..............      384,615    Oct. 2000           250,000                250,000

  * MediaPrise, Inc., Series A ................    2,196,193    Sep. 2000         2,000,000              2,000,000

  *Pagoo.com, Inc., Series C ..................    3,412,969    July 2000         9,999,999              7,133,105

  *Pagoo.com, Inc., Series D ..................    2,098,636    Feb. 2001         4,000,000              4,000,000

     Personic Software, Inc., Series F ........      512,296    May 2000         10,000,000              5,000,009

     Personic Software, Inc.:
         Series G-1 ...........................       38,958    Nov. 2000           760,460                760,460
         Series G-1 Warrants, expire 10/31/05..      973,950    Nov. 2000                --                     --

     Safestone Technologies PLC, Series A......      650,401    Dec. 2000         3,499,157              3,499,157

  *ShopEaze Systems, Inc., Series B ...........    2,097,902    May 2000          6,000,000              6,000,000

   Yaga, Inc, Series A.........................      200,000    Nov. 2000           200,000                200,000
                                                                                -----------          -------------

Total Preferred Stocks.....................................................     131,014,096            114,522,633
                                                                                -----------          -------------

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                 April 30, 2001
                                   (Unaudited)

================================================================================================================

                                                                 Date of
                                                                 Initial
Description                                   Shares/Principal  Investment         Cost                  Value
----------------------------------------------------------------------------------------------------------------
Short-Term Securities-18.41% (b)

   Corporate Bonds-6.98%

    Associates Corp. North America
         5.875%, 05/16/2001 ...................  10,000,000     May 2000         $9,994,235             $9,994,235

    Cargill Inc.
         5.220%, 06/14/2001 ...................   8,200,000     Jan. 2001         8,147,684              8,147,684

    Ford Motor Credit Corp.
         6.500%, 02/28/2002 ...................   2,500,000     Mar. 2001         2,532,550              2,536,197
                                                                             --------------         --------------

    Total Corporate Bonds                                                        20,674,469             20,678,116
                                                                             --------------         --------------

   Certificates of Deposit-3.04%

    CIBC Y
         7.420%, 06/04/2001 ...................    5,000,000    Sep. 2000         5,002,885              5,002,885

    Commerica BK
         5.240%, 01/11/2002 ...................    4,000,000    Jan. 2001         4,000,538              4,000,538
                                                                             --------------         --------------

     Total Certificates of Deposit                                                9,003,423              9,003,423
                                                                             ---------------        --------------


   U.S. Government & Agency Securities-5.53%

    Federal Home Loan Banks
         6.55%, 09/28/2001 ....................    5,000,000    Oct. 2000         4,999,856              5,043,510

    Federal Home Loan Mortgage Corp.
         0.000%, 08/16/2001 ...................    6,400,000    Feb. 2001         6,305,840              6,320,640

    Federal Home Loan Mortgage Disc. Cons.
         0.000%, 09/13/2001 ...................    5,100,000    Mar. 2001         5,014,513              5,021,000
                                                                             --------------         --------------

    Total U.S. Government & Agency                                               16,320,209             16,385,150
                                                                             --------------         --------------

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                 April 30, 2001
                                   (Unaudited)

===================================================================================================================
                                                                 Date of
                                                                 Initial
Description                                    Shares/Principal Investment          Cost               Value
-------------------------------------------------------------------------------------------------------------------
   Commercial Paper-2.86%

    General Motors Acceptance Corp.
         5.450%, 05/23/2001 ...................   8,500,000     Jan. 2001        $8,471,690             $8,471,690
                                                                             --------------         --------------


Total  Short Term Securities  ............................................       54,469,791             54,538,379
                                                                              -------------          -------------


Cash and Cash Equivalents-42.89% (b)

   Commercial Paper-42.88%

    Allied Irish Banks PLC
         4.220%, 07/23/2001 ...................  8,200,000      Apr. 2001         8,120,219              8,120,219

    Bayer Corp.
         5.150%, 05/24/2001 ...................  2,500,000      Feb. 2001         2,491,774              2,491,774

    Bayerische Vereins Bank
         4.960%, 05/01/2001 ...................  8,700,000      Mar. 2001         8,700,000              8,700,000

    BellSouth Corp.
         4.350%, 06/14/2001 ...................  2,640,000      Apr. 2001         2,625,964              2,625,964

    Coca Cola Co.
         4.950%, 05/17/2001 ...................  4,200,000      Mar. 2001         4,190,760              4,190,760

    Creditanstalt Bankverein
         5.000%, 05/14/2001 ...................  7,500,000      Mar. 2001         7,486,458              7,486,458

    Diageo Cap Plc
         4.550%, 07/10/2001 ...................  8,100,000      Apr. 2001         8,028,337              8,028,337

    Du Pont EI De Nemours and Co.
         4.910%, 05/02/2001 ...................  8,200,000      Apr. 2001         8,170,922              8,170,922

    Ford Motor Credit Corp.
         4.240%, 07/06/2001 ...................  4,775,000      Apr. 2001         4,737,882              4,737,882

    General Electric
         4.930%, 05/16/2001 ...................  1,200,000      Apr. 2001         1,197,535              1,197,535

    General Electric
         5.200%, 05/10/2001 ...................  6,900,000      Feb. 2001         6,891,030              6,891,030


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                 April 30, 2001
                                   (Unaudited)


====================================================================================================================
                                                                 Date of
                                                                 Initial
Description                                    Shares/Principal Investment          Cost               Value
--------------------------------------------------------------------------------------------------------------------
   Commercial Paper (cont.)

    Heinz HJ Co.
         4.850%, 05/01/2001 ...................  6,230,000      Mar. 2001        $6,230,000             $6,230,000

    Hewlett Packard Co.
         4.250%, 06/25/2001 ...................  4,795,000      Apr. 2001         4,763,866              4,763,866

    IBM Credit Corp.
         4.770%, 05/03/2001 ...................  6,850,000      Mar. 2001         6,848,185              6,848,185

    International Leasing Finance Corp.
         4.920%, 05/21/2001 ...................  4,000,000      Apr. 2001         3,989,067              3,989,067

    National Rural Utilities Corp.
         4.950%, 05/10/2001 ...................  8,500,000      Apr. 2001         8,489,481              8,489,481

    Paccar Financial Corp.
         4.900%, 05/10/2001 ...................  5,625,000      Apr. 2001         5,618,109              5,618,109

    President & Fellows Harvard Co.
         5.200%, 05/14/2001 ...................  7,800,000      Feb. 2001         7,785,353              7,785,353

    Proctor & Gamble Co.
         4.900%, 05/17/2001 ...................  8,500,000      Apr. 2001         8,481,489              8,481,489

    Toyota Motor Credit Corp.
         4.790%, 05/04/2001 ...................  4,650,000      Mar. 2001         4,648,144              4,648,144

    Verizon Global Funding
         4.620%, 07/10/2001 ...................  2,585,000      Apr. 2001         2,561,778              2,561,778

    Verizon Global Funding
         5.200%, 05/09/2001 ...................  5,000,000      Feb. 2001         4,994,222              4,994,222
                                                                             --------------          -------------

    Total Commercial Paper                                                      127,050,575            127,050,575
                                                                             --------------            -----------

   Money Market Funds-0.01%

    SSgA Money Market Fund
         4.721% ...............................       21,878    April 2001           21,878                 21,878
                                                                             --------------          -------------
Total  Cash and Cash Equivalents  ........................................      127,072,453            127,072,453
                                                                             --------------            -----------

Total  Investments .......................................................   $  312,556,340          $ 296,133,465
                                                                             ==============          =============

(a) These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)  Percentages are based on net assets of $296,271,950.

* Affiliated Issuers (Total Market Value of $80,933,101): companies in which the Fund owns at least 5% of the voting securities.

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                          Notes to Financial Statements
                                 April 30, 2001
                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2000, as filed with the Securities and Exchange Commission (File No. 814-00201).

2. Concentration of Market Risk

     Financial instruments that subject the Fund to concentrations of market risk consist principally of preferred stocks, which represent approximately 38.65% of the Fund's net assets. The preferred stocks, as discussed in Note 3, consist of investments in companies with no readily determinable market values and as such are valued in accordance with the Fund's fair value policies. The Fund's investment strategy represents a high degree of business and financial risk due to the fact that the investments include entities with little operating history or entities that possess operations in new or developing industries. These investments are subject to restrictions on resale because they were acquired from the issuer in private placement transactions.

3. Portfolio Investments

      During the six months ended April 30, 2001, the Fund invested approximately $13,700,000 in three companies and made two follow-on investments in Personic Software, Inc. and Pagoo.com, Inc. of approximately $4,760,000. Changes to and additions to the Fund's individual equity and equity-linked security investments, during the six months ended April 30, 2001, were comprised of the following:

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

   Personic Software, Inc.

     On November 28, 2000, the Fund entered into a follow-on investment of approximately $760,000 of Series G1 Convertible Preferred Stock of Personic Software, Inc. ("Personic") The Fund's investment consists of 38,958 shares of Series G1 Convertible Preferred Stock ("Series G1 Preferred Stock") at $19.52 per share. The Fund also received 973,950 warrants to purchase 973,950 shares of Common Stock. The warrants expire on October 31, 2005.

     In conjunction with the Fund's investment in Series G1 Preferred Stock, the outstanding capital stock of Personic, including the Fund's investment in Series G Convertible Preferred Stock ("Series G Preferred Stock") and Series G Warrants, was automatically converted into 0.125 shares of capital stock of the same class or series, with fractional shares being rounded up (the "Recapitalization"). Subsequent to the Recapitalization, the 310,174 shares of Series G Preferred Stock and the 125,000 Series G Warrants, in total, were exchanged for 512,296 shares of Series F Convertible Preferred Stock ("Series F Preferred Stock"). Due to (i) the Valuation

Committee of the Board of Directors 50% marked down, on October 27, 2000, of the valuation of the Fund's $10,000,010 investment in the Series G Preferred Stock issue, (ii) the Recapitalization, and (iii) the Exchange, the Fund's investment in Series F Preferred Stock consists of 512,296 shares at a valuation of $9.76 per share.

     The Series F Preferred Stock ranks equally ("pari passu") to the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock, prior to and in preference to the Common Stock, and junior to the Series AA Preferred Stock and the Series G1 Preferred Stock with respect to Liquidation Preference. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series F Preferred Stock, as converted to Common Stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

     The Series G1 Preferred Stock ranks senior to the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock, the Series E Preferred Stock and Series F Preferred Stock and the Common Stock, and junior to the Series AA Preferred Stock with respect to liquidation preference. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series G1 Preferred Stock, as converted to Common Stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

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

   Safestone Technologies PLC

     On December 22, 2000, the Fund entered into approximately $3,500,000 investment in Safestone Technologies PLC ("Safestone"), a UK-incorporated company. The Fund's investment consists of 650,401 shares of Series A Convertible Preferred Stock (Series A Preferred Stock") at $5.38 per share. The Fund's investment also consists of a warrant for the right to subscribe at par for Series A preference shares of (pound)0.01 each in accordance with the terms of the Warrant Agreement dated December 21, 2000.

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

   ShopEaze Systems, Inc. (Formerly ShopEaze.com, Inc.)

   On February 5, 2001, ShopEaze.com, Inc. changed its name to ShopEaze Systems, Inc.

   Pagoo.com, Inc.

     On February 26, 2001, the Fund entered into a follow-on investment of approximately $4,000,000 of Series D Convertible Preferred Stock of Pagoo.com, Inc ("Pagoo"). The Fund's investment consists of 2,098,636 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at $1.906 per share.

     The Series D Preferred Stock ranks equally ("pari passu"), with respect to liquidation preference, to the Series A Preferred Stock, the Series B Preferred Stock, and the Series C Preferred Stock and senior to the Common Stock and any series of Junior Preferred Stock. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series D Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

     Due to the investment in Series D Preferred Stock at a lower price per share than the Series C Convertible Preferred Stock ("Series C Preferred Stock"), the Series C Preferred Stock was marked down to a price per share of $2.09. The markdown considers the anti-dilutive covenants of the Series C Preferred Stock as contained in Pagoo's Articles of Incorporation.

   AuctionWatch.com, Inc.

     On April 20, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $5,500,000 investment in the Series C Convertible Preferred Stock issue of AuctionWatch.com, Inc. ("AuctionWatch") by 25%. The Fund's investment now consists of 1,047,619 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at a valuation of $3.94 per share.

   Cidera, Inc.

     On April 20, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $7,500,001 investment in the Series D Convertible Preferred Stock issue of Cidera, Inc. ("Cidera") by 50%. The Fund's investment now consists of 857,192 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at a valuation of $4.3748 per share.

   EXP Systems, Inc. (Formerly EXP.com, Inc.)

     On April 20, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $10,000,001 investment in the Series C Convertible Preferred Stock issue of EXP.com, Inc. ("EXP") by 25%. The Fund's investment now consists of 1,7481252 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at a valuation of $4.29 per share.

     On March 1, 2001, EXP.com, Inc. has changed its name to EXP Systems, Inc.

4. Subsequent Events

   Sonexis, Inc. (Formerly eYak, Inc.)

     On May 8, 2001 and as a result of its acquisition of Brooktrout Software, eYak, Inc. said that the combined company has changed its name to Sonexis, Inc.

   Actelis Networks, Inc

     On May 21, 2001, the Fund entered into an investment of approximately $5,000,000 of Series C Convertible Preferred Stock of Actelis Networks, Inc.

   DataPlay, Inc

     On June 6, 2001, the Fund entered into an investment of $7,500,000 of Series D Convertible Preferred Stock of DataPlay, Inc.

   ProcessClaims, Inc.

     On June 13, 2001, the Fund entered into an investment of $2,000,000 of Series C Convertible Preferred Stock of ProcessClaims, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as may, will, expect, believe, anticipate, intend, could, estimate, might and continue, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Company's filings with the Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report.

General Investment Climate

     Volatility was the underlying theme in the public technology markets over the course of the reporting period, as varied news regarding economic growth, inflation and corporate earnings caused investors to vacillate between nervousness and confidence.

     As expected, these conditions forced the valuations of many private information technology companies to correct in line with those of their publicly traded counterparts. We believe that this correction has created a favorable investment environment, as declining valuations in the private sector continue to present the Fund with a number of attractive investment opportunities. Although we realize that these declines may affect a number of our current investments, we feel that they are essential to the return of a healthy investment environment and to performance figures that are more reflective of the historical norms of venture capital.

     With respect to sectors of interest to the Fund, we continue to pursue investment opportunities in the broad markets of enterprise software and telecommunications, focusing in particular on breakthrough technologies or on companies with clear paths to profitability and market leadership. We also continued to diversify the portfolio during the reporting period across a range of emerging growth sectors and stages of development. This is represented by our investments in Ishoni Networks, Inc., a provider of broadband communications software and hardware; SafeStone Technologies PLC, a network security software firm; and Yaga, Inc., a provider of peer-to-peer networking technology.

     Looking forward, we are optimistic about the market for information technology. We believe that there will continue to be robust demand from businesses for new services and technologies that will help lower costs and increase operating efficiencies. The Fund intends to invest in emerging growth companies that are developing these services and technologies and which demonstrate the long-term growth characteristics we require. Through these investments in private information technology companies, we hope to reward the Fund's investors with above-average returns over the long term.

Results of Operations

     The Fund began operations upon the completion of an initial public offering on March 31, 2000. Its principal investment objective is the realization of long-term capital appreciation from investing primarily in equity and equity-linked debt securities of private companies. Pending the completion of equity and equity-linked debt security investments that meet the Fund's investment objective, available funds are invested in short-term securities. Due to the Company's limited operating history, the financial performance at April 30, 2001, is composed primarily of interest on temporary investments, net of the management fee accrual.

Liquidity and Capital Resources

     At April 30, 2001, the Fund had $114,522,633 of its net assets (the value of total assets less total liabilities) of $296,271,950 invested in portfolio securities of 19 companies and $181,610,832 of its net assets invested in temporary investments consisting of Certificates of Deposit, commercial paper, money market funds, and U.S. government and agency securities. Current balance sheet resources are believed to be sufficient to finance any future commitments.

     Net cash provided by operating activities was $16,956,937 for the six months ended April 30, 2001.

     Net investment income and net realized gains from the sales of portfolio investments are intended to be distributed at least annually. Management believes that its cash reserves and the ability to sell its temporary investments in publicly traded securities are adequate to provide payment for any expenses and contingencies of the Fund.

     The Fund reserves the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Fund as long-term capital gains, and shareholders will be able to claim their proportionate share of the federal income taxes paid by the Fund on such gains as a credit against their own federal income-tax liabilities. Shareholders will also be entitled to increase the adjusted tax basis of their Fund shares by the difference between their undistributed capital gains and their tax credit.

Investment Income and Expenses

     Net investment income after all operating expenses amounted to $694,895 for the three months ended April 30, 2001, and $1,979,829 for the six months ended April 30, 2001.

     The Adviser receives management fee compensation at an annual rate of 2.5 percent of the average weekly net assets of the Fund, paid monthly in arrears. Such fees amounted to $1,852,440 for the three months ended April 30, 2001, and $3,798,356 for the six months ended April 30, 2001.

Unrealized Appreciation and Depreciation of Portfolio Securities

     For the six months ended April 30, 2001, the Fund had a net unrealized depreciation of $11,509,865. Such depreciation resulted mainly from the Board of Directors' decision to mark down the value of the Fund's investments in AuctionWatch.com, Inc.; Cidera, Inc.; EXP Systems, Inc.; InfoImage, Inc.; Pagoo.com, Inc. (Series C) and Personic Software, Inc.

Dividends

     On December 5, 2000, the Fund announced an ordinary income cash dividend of $0.34210 per share, payable on January 3, 2001, to stockholders of record at the close of business on December 8, 2000. The Fund went ex-dividend on December 6, 2000. Distributions can be made payable by the Fund in the form of either a cash distribution or a stock dividend. On the Fund's ex-dividend date, the Fund was trading on the New York Stock Exchange (the "NYSE") at a discount to net asset value. In accordance with the Dividend Reinvestment Plan, the Dividend Distribution Agent purchased shares on the open market of the NYSE for those shareholders electing to take their distributions in the form of stock dividends.

Portfolio Investments

     At April 30, 2001, the cost of equity and equity-linked security investments made by the Fund to date was $131,014,096, and their aggregate market value was estimated to be $114,522,633. Management believes that the companies identified have significant potential for long-term growth in sales and earnings. The Sub-Adviser continuously evaluates opportunities to maximize the valuation of its investments. In that regard the Sub-Adviser will periodically evaluate potential acquisitions, financing transactions, initial public offerings, strategic alliances and sale opportunities involving the Fund's portfolio companies. These transactions and activities are generally not disclosed to the Fund's shareholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. Any such pending transaction could have an impact on the valuation of an investment, however, which may be adjusted prior to the transaction's being publicly announced or completed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Fund is subject to financial market risks, including changes in interest rates with respect to its investments in debt securities as well as changes in marketable equity security prices. The Fund does not use derivative financial instruments to mitigate any of these risks. The return on the Fund's investments is generally not affected by foreign-currency fluctuations.

     The Fund's investment in portfolio securities consists of some fixed-rate debt securities. Because the debt securities are generally priced at a fixed rate, changes in interest rates do not have a direct impact on interest income. The Fund's debt securities are generally held to maturity, and their fair values are determined on the basis of the terms of the debt security and the financial condition of the issuer.

     Concentrations of market and credit risk exist with respect to debt and equity investments in portfolio companies that are subject to significant risk typical of companies in various stages of start-up. In general, there is no ready market for the Fund's Preferred Stock investments, as they are closely held, they are generally not publicly traded or, in circumstances where an investment is publicly traded, the Fund may be subject to certain trading restrictions for a specified period of time.

                           Part II. Other Information

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 12, 2001, the Fund held its Annual Meeting of Shareholders. Of the 16,500,000 shares outstanding and entitled to vote, 13,435,125 were represented at the meeting by proxy or in person. At the meeting the shareholders were asked to reelect John Grillos and Peter Freudenthal to serve on the Fund's Board of Directors for three-year terms. For John Grillos, 12,797,723 shares voted for his reelection, with 637,401 share votes withheld. For Peter Freudenthal, 12,778,793 shares voted for his reelection, with 656,331 share votes withheld. Both of the directors received a majority of the votes cast and were subsequently reelected as directors of the Fund until 2004.

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

                                     MEVC DRAPER FISHER JURVETSON FUND I, INC.

Date: June 14, 2001                  /s/ JOHN M GRILLOS
                                     ------------------------------------------
                                     John M. Grillos
                                     Chairman, Chief Executive Officer, Director


Date: June 14, 2001                  /s/ PAUL WOZNIAK
                                     ------------------------------------------
                                     Paul Wozniak
                                     Vice President, Treasurer, Chief Financial
                                     Officer