Form 10-Q
period 2001-07-31
MEVC DRAPER FISHER JURVESTON FUND I INC
filed 2001-09-14
CIK 1099941

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  000-28405

                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
           (Exact name of the registrant as specified in its charter)

              DELAWARE                                           94-3346760
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

         991 Folsom Street
     San Francisco, California                                   94107-1020
      (Address of principal                                      (Zip Code)
        executive offices)

Registrant's telephone number, including area code:  (877) 474-6382

Securities registered pursuant to Section 12(b) of the Act:


Title of each class                               Name of each exchange on which
                                                            registered
   Common Stock                                      New York Stock Exchange
-------------------                             --------------------------------


Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 14, there were 16,500,000 shares of Registrant's common stock, $.01 par value (the "Shares"), outstanding. The net asset value of a share at July 31, 2001 was $16.95.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            (A Delaware Corporation)
                                      Index

Part I. Financial Information                                                                             Page

        Item 1.  Financial Statements
                 Balance Sheets
                 -  July 31, 2001 and October 31, 2000...................................................  01
                 Statement of Operations
                 -  For the Period November 1, 2000 to July 31, 2001 and
                    the Period March 31, 2000 to July 31, 2000...........................................  02
                 Statements of Operations
                 -  For the quarter ended July 31, 2001 and the quarter
                    ended July 31, 2000..................................................................  03
                 Statements of Cash Flows
                 -  For the Period November 1, 2000 to July 31, 2001 and
                    the Period March 31, 2000 to July 31, 2000 ..........................................  04
                 Statement of Shareholders' Equity
                 -  Period ended July 31, 2001...........................................................  05
                 Selected Per Share Data and Ratios
                 -  July 31, 2001 and October 31, 2000...................................................  06
                 Schedule of Investments
                 -  July 31, 2001........................................................................  07
                 Notes to Financial Statements...........................................................  12

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................................................  17

        Item 3.  Quantitative and Qualitative Disclosure about Market Risk...............................  19

Part II. Other Information

        Item 4.  Submission of Matters to a Vote of Security Holders.....................................  20

        Item 6.  Exhibits and Reports on Form 8-K........................................................  20

SIGNATURE................................................................................................  21

                         Part I. Financial Information


ITEM 1. FINANCIAL STATEMENTS


                    meVC Draper Fisher Jurvetson Fund I, Inc.
                                 Balance Sheets




ASSETS                                                                   July 31,                   October 31,
                                                                            2001                        2000
                                                                       (Unaudited)
Investments in preferred stocks, at fair value
      (cost $148,879,632 and $112,554,476, respectively)..........   $    115,837,103            $   107,554,476
Investments in short-term securities, at market value
      (cost $94,135,056 and $88,073,112, respectively)............         94,184,917                 88,159,616
Cash and cash equivalents
     (cost $69,988,066 and $115,759,680, respectively)............         69,988,066                115,760,166
Interest receivable...............................................            362,573                    640,620
                                                                     ----------------            ---------------
Total Assets......................................................        280,372,659                312,114,878
                                                                     ================            ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Payable For Investments Purchased.................................            100,000                         --
Management fee payable............................................            612,137                    668,139
                                                                     ----------------            ---------------
Total Liabilities                                                             712,137                    668,139
                                                                     ----------------            ---------------
Shareholders' Equity:
    Common Stock, $0.01 par value; 150,000,000 shares
         authorized and 16,500,000 outstanding....................            165,000                    165,000
    Additional paid in capital....................................        311,485,000                311,485,000
    Retained deficit..............................................        (31,989,478)                  (203,261)
                                                                     ----------------            ---------------
Total Shareholders' Equity........................................        279,660,522                311,446,739
                                                                     ----------------            ---------------

Total Liabilities and Shareholders' Equity........................   $    280,372,659            $   312,114,878
                                                                     ================            ===============

Net Asset Value Per Share.........................................   $          16.95            $         18.88
                                                                     ================            ===============


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                                      For the period                For the period
                                                                     November 1, 2000              March 31, 2000*
                                                                     to July 31, 2001              to July 31, 2000
Investment Income:
         Interest income..........................................   $       7,577,387            $       5,879,046
                                                                     -----------------            -----------------

Operating Expenses:
         Management fees..........................................           5,643,591                    2,632,928
                                                                     -----------------             ----------------

Net investment income.............................................           1,933,796                    3,246,118
                                                                     -----------------             ----------------

Net Realized and Unrealized Gain (Loss) on
Investment Transactions:

Net realized gain (loss) on
         investment transactions..................................               4,295                          (42)
                                                                     -----------------             ----------------

Net unrealized appreciation (depreciation) on
         investment transactions..................................         (28,079,658)                      10,268
                                                                     -----------------             ----------------

Realized and unrealized gain (loss) on
         investment transactions..................................         (28,075,363)                      10,226
                                                                     -----------------             ----------------


Net increase (decrease) in net assets resulting
from operations...................................................   $     (26,141,567)            $      3,256,344
                                                                     =================             ================

Net decrease in net assets resulting
from operations per share.........................................   $           (1.59)            $           0.20
                                                                     =================             ================

Dividends declared per Share......................................   $            0.34             $             --
                                                                     =================             ================

*  Commencement of operations.



   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                                    For the                            For the
                                                                 quarter ended                      quarter ended
                                                                 July 31, 2001                      July 31, 2000
Investment Income:
         Interest income.............................           $      1,799,202                   $      4,244,988
                                                                ----------------                   ----------------

Operating Expenses:
         Management fees.............................                  1,845,235                          1,971,996
                                                                ----------------                   ----------------

Net investment income (loss).........................                    (46,033)                         2,272,992
                                                                ----------------                   ----------------

Net Realized and Unrealized Gain (Loss) on
Investment Transactions:

Net realized gain (loss) on
         investment transactions.....................                      4,398                                (42)

Net unrealized appreciation (depreciation) on
         investment transactions.....................                (16,569,793)                            14,752
                                                                ----------------                   ----------------

Realized and unrealized gain (loss) on
         investment transactions.....................                (16,565,395)                            14,710
                                                                ----------------                   ----------------


Net increase (decrease) in net assets resulting
from operations......................................           $    (16,611,428)                  $      2,287,702
                                                                =================                  ================

Net increase (decrease) in net assets resulting
from operations per share............................           $          (1.01)                  $           0.14
                                                                ================                   ================


Dividends declared per Share.........................           $             --                   $             --
                                                                ================                   ================


The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                         For the period          For the period
                                                                        November 1, 2000         March 31, 2000*
                                                                        to July 31, 2001         to July 31, 2000

Cash Flows from Operating Activities:
    Net (decrease) increase in net assets resulting from operations     $   (26,141,567)         $      3,256,344
    Adjustments to reconcile net cash provided by operations:
         Realized (gain)..............................................           (4,295)                       --
         Unrealized depreciation (appreciation).......................       28,079,658                   (10,268)
         Changes in assets and liabilities:
              Management fee payable..................................          (56,002)                  666,110
              Interest receivable.....................................          278,047                  (388,076)
              Investment purchased payable............................          100,000                         -
         Purchases of preferred stock.................................      (36,325,157)             (100,504,475)
         Purchases of short-term investments..........................     (106,432,239)              (45,355,418)
         Purchases of cash equivalents................................     (820,953,502)           (2,007,432,920)
         Sales/Maturities of short-term investments...................      102,946,261                         -
         Sales/Maturities of cash equivalents.........................      818,381,346             2,007,432,920
                                                                        ---------------          ----------------
         Net cash used by operating activities........................      (40,127,450)             (142,335,783)
                                                                        ---------------          ----------------

Cash Flows from Financing Activities:
         Gross proceeds from initial public offering..................               --               330,000,000
         Sales load...................................................               --               (16,500,000)
         Advisory fee, Prudential Securities Incorporated.............               --                (1,500,000)
         Deferred offering costs......................................               --                  (350,000)
         Redemption of seed money.....................................               --                    (5,000)
         Distributions................................................       (5,644,650)                       --
                                                                        ---------------          ----------------
         Net cash used for financing activities.......................       (5,644,650)              311,645,000
                                                                        ---------------          ----------------

Net change in cash and cash equivalents for the period................      (45,772,100)              169,309,217
                                                                        ---------------          ----------------

Cash and cash equivalents, beginning of period........................      115,760,166                     5,000
                                                                        ---------------          ----------------

Cash and cash equivalents, end of the period..........................  $    69,988,066          $    169,314,217
                                                                        ===============          ================

*  Commencement of operations.



   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)

                                                                       Additional                             Total
                                                    Common              Paid in            Retained        Shareholders'
                                                     Stock              Capital            Deficit            Equity
                                                  ----------         -------------      ------------      ---------------
Balance at March 31, 2000*                        $        3         $       4,997      $         --       $        5,000

Issuance of 16,500,000 shares through
   Initial public offering (Net of Offering
     Costs)                                          165,000           311,485,000                --          311,650,000
Redemption of seed shares                                 (3)               (4,997)               --               (5,000)
Net decrease in net assets from operations                --                     -          (203,261)            (203,261)
                                                  ----------         -------------      ------------       --------------
Balance at October 31, 2000                       $  165,000         $ 311,485,000      $   (203,261)      $  311,446,739
                                                  ----------         -------------      ------------       --------------

Distributions from net investment income                  --                    --        (5,644,650)          (5,644,650)
Net decrease in net assets from operations                --                    --       (26,141,567)         (26,141,567)
                                                  ----------         -------------      ------------       --------------
Balance at July 31, 2001                          $  165,000         $ 311,485,000      $(31,989,478)      $  279,660,522
                                                  ----------         -------------      -----------       --------------


*  Commencement of operations.


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                       Selected per Share Data and Ratios

                                                                              For the Period           For the Period
                                                                             November 1, 2000          March 31, 2000*
                                                                             to  July 31, 2001       to October 31, 2000
                                                                               (Unaudited)

    Net asset value, beginning of period...................................    $      18.88            $      18.89 (a)
    Income (loss) from investment operations:
       Net investment income...............................................            0.12                    0.29
       Net realized and unrealized loss on investments.....................           (1.71)                  (0.30)
                                                                                ------------           -------------
       Total from investment operations....................................           (1.59)                  (0.01)
                                                                                ------------           -------------
    Less distributions from and in excess of:
       Net investment income...............................................           (0.34)                     --
       Net realized and unrealized gain....................................               --                     --
                                                                                ------------           -------------

       Total distributions.................................................           (0.34)                     --
                                                                                ------------           -------------
    Net asset value, end of period ........................................     $     16.95            $      18.88
                                                                                ===========            ============
    Market Value, end of period ...........................................     $     10.97            $      11.50
                                                                                ===========            ============

   Total Return - At NAV (b)...............................................           (7.70)%                 (0.05)%
   Total Return - At Market (b)............................................           (1.88)%                (42.50)% (c)

   Ratios and Supplemental Data:
   Net assets, end of period (in thousands)................................       $ 279,661               $ 311,447
   Ratios to average net assets:
    Expenses (d)...........................................................            2.50%                   2.50%
    Net investment income (d)..............................................            0.86%                   1.49%

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

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                  July 31, 2001
                                   (Unaudited)

                                                                   Date of
                                                                   Initial
Description                                    Shares/Principal   Investment          Cost               Value
--------------------------------------------------------------------------------------------------------------------------------


Preferred Stocks-41.42% (a, b) (Note 2, 3)

    Actelis Networks Inc., Series A ...........    1,506,025     May 2001         $5,000,003             $5,000,003

    Annuncio Software Inc., Series E ..........      625,000     July 2000         5,000,000              3,750,000

    AuctionWatch.com, Inc., Series C ..........    1,047,619     June 2000         5,500,000              3,100,952

   *BlueStar Solutions (Formerly eOnline, Inc.):
         Series C..............................    1,360,544     May 2000          9,999,998              9,999,998
         Series C Warrants, expire 5/25/03.....      136,054     May 2000                  -                      -

    Cidera, Inc., Series D ....................      857,192     Aug. 2000         7,500,001              3,750,044

    DataPlay, Inc., Series D ..................    2,500,000     June 2001         7,500,000              7,500,000

   *Endymion Systems, Inc., Series A ..........    7,156,760     June 2000         7,000,000              7,000,027

   *EXP Systems, Inc., Series C ...............    1,748,252     June 2000        10,000,001              7,500,001

   *Foliofn, Inc., Series C ...................    5,802,259     June 2000        15,000,000             11,250,000

    InfoImage, Inc.:
          Series C ............................      432,000     June 2000         2,004,480              1,002,240
          Series C Warrants, expire 6/2/10 ....      259,200     June 2000                 -                      -
          Convertible Promissory Note..........      345,533     June 2001           345,533                345,533

   *infoUSA.com, Inc., Series B ...............    2,145,922     June 2000         9,999,997              9,999,997

    Ishoni Networks, Inc, Series C ............    2,003,607     Nov. 2000        10,000,003              7,499,501

   *IQdestination, Series B....................    1,150,000     Sep. 2000         2,300,000                816,500

   *IQdestination, Series C....................    1,295,775     June 2001           920,000                920,000

    Lumeta Corporation, Series A ..............      384,615     Oct. 2000           250,000                250,000

   *MediaPrise, Inc., Series A ................    2,196,193     Sep. 2000         2,000,000              2,000,000

   *Pagoo.com, Inc., Series C .................    3,412,969     July 2000         9,999,999              7,542,661

   *Pagoo.com, Inc., Series D .................    2,098,636     Feb. 2001         4,000,000              4,000,000

    Personic Software, Inc., Series F .........      512,296     May 2000         10,000,000                      -


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                  July 31, 2001
                                   (Unaudited)

                                                                   Date of
                                                                   Initial
Description                                    Shares/Principal   Investment          Cost               Value
--------------------------------------------------------------------------------------------------------------------------------

Preferred Stocks (cont.)

   Personic Software, Inc.:
         Series G-1 ...........................       38,958    Nov. 2000          $760,460           $          -
         Series G-1 Warrants, expire 10/31/05..      973,950    Nov. 2000                 -                      -

   ProcessClaims, Inc., Series C ..............    6,250,000    June  2001        2,000,000              2,000,000

   Safestone Technologies PLC, Series A........      650,401    Dec. 2000         3,499,157              3,499,157

  *ShopEaze Systems, Inc., Series B ...........    2,097,902    May 2000          6,000,000              4,510,489

  *Sonexis, Inc. (Formerly eYak, Inc.), Series C   2,590,674    June 2000        10,000,000             10,000,000

   Yaga, Inc., Series A .......................      300,000    Nov. 2000           300,000                600,000

   Yaga, Inc.:
         Series B..............................    1,000,000    June 2001         2,000,000              2,000,000
         Series B Warrants, expire 6/4/08......      100,000    June 2001                 -
                                                                                -----------           ------------



Total Preferred Stocks.....................................................     148,879,632            115,837,103
                                                                                -----------           ------------

Short-Term Securities-33.68% (b)

   Corporate Bonds-1.27%

    Ford Motor Credit Corp.
         6.500%, 02/28/2002 ...................   2,500,000     Mar. 2001         2,519,505              2,533,813

    General Motors Acceptance Corp.
         5.350%, 12/07/2001 ...................   1,000,000     June 2001         1,004,701              1,004,701
                                                                                -----------         --------------

    Total Corporate Bonds                                                         3,524,206             3,538,514
                                                                                -----------         --------------

   Certificates of Deposit-1.93%

    Commerica BK
         5.240%, 01/11/2002 ...................    4,000,000    Jan. 2001         4,000,344              4,003,440

    Ontario Province
         8.000%, 10/17/2001 ...................    1,400,000    June 2001         1,411,738              1,411,738
                                                                                -----------         --------------


     Total Certificates of Deposit ........................................        5,412,082             5,415,178
                                                                                ------------        --------------


     The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                  July 31, 2001
                                   (Unaudited)


                                                                    Date of
                                                                    Initial
Description                                    Shares/Principal    Investment          Cost               Value
--------------------------------------------------------------------------------------------------------------------------------
U.S. Government & Agency Securities-14.47%

    Federal Home Loan Banks
         6.55%, 09/28/2001 ....................    5,000,000       Oct. 2000        $4,999,944             $5,022,360

    Federal Home Loan Banks
         5.005%, 12/04/2001 ...................    2,000,000       June 2001         2,007,922              2,009,190

    Federal Home Loan Mortgage Corp.
         0.00%, 08/16/2001 ....................    6,400,000       Feb. 2001         6,386,800              6,389,760

    Federal Home Loan Mortgage Disc. Cons.
         0.00%, 09/13/2001 ....................    5,100,000       Mar. 2001         5,072,770              5,077,703

    Federal Home Loan Mortgage Disc. Cons.
         0.000%, 09/26/2001 ...................    2,700,000       May 2001          2,684,124              2,684,124

    Federal Home Loan Mortgage Disc. Cons.
         0.000%, 11/16/2001 ...................    6,022,000       July 2001         5,959,354              5,959,353

    Federal Home Loan Mortgage Disc. Cons.
         0.000%, 11/16/2001 ...................    7,800,000       July 2001         7,697,625              7,698,506

    Federal National Mortgage Association
         0.000%, 03/05/02 .....................    5,750,000       July 2001         5,623,040              5,623,040
                                                                                 -------------          -------------

Total U.S. Government & Agency ................                                     40,431,579             40,464,036
                                                                                 -------------          -------------
   Commercial Paper-16.01%

    Diageo Cap PLC
         3.560%, 10/16/2001 ...................    6,900,000       June 2001         6,848,143              6,848,143

    General Electric Cap Corp.
         3.940%, 09/10/2001 ...................    7,000,000       May 2001          6,969,356              6,969,356

    General Motors Corp.
         3.750%, 03/04/02 .....................    3,500,000       July 2001         3,421,615              3,421,615

    Gillette Co.
         3.950%, 08/15/2001 ...................    8,450,000       May 2001          8,437,020              8,437,020

    International Leasing Finance Corp.
         3.530%, 10/19/2001 ...................    3,595,000       July 2001         3,566,600              3,566,600

    M&I Marshall & Ilsley Bank
         4.320%, 05/02/2002 ...................    7,200,000       May 2001          7,199,475              7,199,475

    Paccar Financial Corp.
         3.900%, 08/20/2001 ...................    4,050,000       May 2001          4,041,664              4,041,664


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                  July 31, 2001
                                   (Unaudited)


                                                                   Date of
                                                                   Initial
Description                                    Shares/Principal   Investment          Cost               Value
--------------------------------------------------------------------------------------------------------------------------------

    Commercial Paper (cont.)

    UBS Finance, Inc.
         3.880%, 09/06/2001 ...................   4,300,000       May 2001         $4,283,316             $4,283,316
                                                                                  ------------         --------------

Total Commercial Paper                                                              44,767,189             44,767,189
                                                                                  ------------         --------------
    Total Short Term Securities ...............                                     94,135,056             94,184,917
                                                                                  ------------         --------------
Cash and Cash Equivalents-25.02% (b)

    U.S. Government & Agency Securities-2.92%

      Federal Home Loan Banks Disc. Cons.
         0.000%, 08/24/2001....................  3,385,000        May 2001          3,376,782              3,376,782

      Federal Home Loan Mortgage Disc. Cons.
         0.000%, 09/20/2001 ...................  4,800,000        July 2001          4,775,600              4,775,600
                                                                                --------------        ---------------

      Total U.S. Government & Agency ..........                                      8,152,382              8,152,382
                                                                                --------------        ---------------
   Commercial Paper-22.10%

      ABB Treasury Centre (USA), Inc.
         3.900%, 08/01/2001 ...................  6,154,000        July 2001          6,154,000              6,154,000

      American Express Co.
         3.540%, 09/20/2001 ...................  6,345,000        May 2001           6,257,027              6,257,027

      BellSouth Corp.
         3.740%, 08/24/2001 ...................  6,000,000        June 2001          5,985,663              5,985,663

      CDC Commercial
         3.720%, 08/07/2001....................  4,880,000        July 2001          4,876,974              4,876,974

      Citicorp
         3.670%, 08/15/2001....................  8,050,000        June 2001          8,038,511              8,038,511

      Coca Cola Co.
         3.800%, 08/20/2001 ...................  5,050,000        June 2001          5,039,872              5,039,872



   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                  July 31, 2001
                                   (Unaudited)


                                                                   Date of
                                                                   Initial
Description                                    Shares/Principal   Investment          Cost               Value
--------------------------------------------------------------------------------------------------------------------------------

Commercial Paper (cont.)

    Harvard University
         3.650%, 09/13/2001 ...................  3,135,000        July 2001        $3,121,332             $3,121,332

    International Leasing Finance Corp.
         3.530%, 10/23/2001 ...................  4,000,000        July 2001         3,967,446              3,967,446

    Paccar Financial Corp.
         3.850%, 08/13/2001....................  3,575,000        May 2001          3,570,412              3,570,412

    Verizon Global Funding
         3.600%, 10/10/2001 ...................  5,000,000        July 2001         4,965,000              4,965,000

    Verizon Global Funding
         3.540%, 10/23/2001....................  2,550,000        July 2001         2,529,188              2,529,188

    Wells Fargo Financial, Inc.
         3.800%, 08/01/2001 ...................  7,325,000        June 2001         7,325,000              7,325,000
                                                                                -------------           ------------
    Total Commercial Paper                                                         61,830,425             61,830,425
                                                                                -------------           ------------

   Money Market Funds-0.00%

    SSgA Money Market Fund
         3.657% ...............................        107        July 2001               107                    107
                                                                                -------------           ------------
   Cash-0.00%

     Cash .................................................................             5,152                  5,152
                                                                                -------------           ------------

Total  Cash and Cash Equivalents  ........................................         69,988,066             69,988,066
                                                                                -------------           ------------

Total  Investments .......................................................      $ 313,002,754           $280,010,086
                                                                                =============           ============

(a) These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b) Percentages are based on net assets of $279,660,522.

* Affiliated Issuers (Total Market Value of $75,539,673): companies in which the Fund owns at least 5% of the voting securities.



   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                          Notes to Financial Statements
                                  July 31, 2001
                                   (Unaudited)

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

2. Concentration of Market Risk

     Financial instruments that subject the Fund to concentrations of market risk consist principally of preferred stocks, which represent approximately 41.42% of the Fund's net assets. The preferred stocks, as discussed in Note 3, consist of investments in companies with no readily determinable market values and as such are valued in accordance with the Fund's fair value policies. The Fund's investment strategy represents a high degree of business and financial risk due to the fact that the investments include entities with little operating history or entities that possess operations in new or developing industries. These investments are subject to restrictions on resale because they were acquired from the issuer in private placement transactions.

3. Portfolio Investments

     During the nine months ended July 31, 2001, the Fund invested approximately $28,200,000 in six companies and made five follow-on investments in InfoImage, Inc., IQdestination, Inc., Pagoo.com, Inc., Personic Software, Inc., and Yaga, Inc. of approximately $8,025,000. Changes to and additions to the Fund's individual equity and equity-linked security investments, during the nine months ended July 31, 2001, were comprised of the following:

   Ishoni Networks, Inc.

     On November 6, 2000 the Fund entered into approximately a $10,000,000 investment in Ishoni Networks, Inc. ("Ishoni Networks"). The Fund's investment then consisted of 2,003,607 shares of Series C Convertible Preferred Stock (Series C Preferred Stock") at $4.991 per share.

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

     On July 25, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's approximately $10,000,000 investment in the Series C Preferred Stock issue of Ishoni Networks by 25%. The Fund's investment now consists of 2,003,607 shares of Series C Preferred Stock at a valuation of $3.743 per share.

   Personic Software, Inc.

     On November 28, 2000, the Fund entered into a follow-on investment of approximately $760,000 of Series G1 Convertible Preferred Stock of Personic Software, Inc. ("Personic") The Fund's investment then consisted of 38,958 shares of Series G1 Convertible Preferred Stock ("Series G1 Preferred Stock") at $19.52 per share. The Fund also received 973,950 warrants to purchase 973,950 shares of Common Stock. The warrants expire on October 31, 2005.

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

     On June 13, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's approximately $10,000,000 investment in the Series F Convertible Preferred Stock issue of Personic by the remaining 50% and marked down the valuation of the Fund's approximately $760,000 investment in the Series G1 Preferred Stock issue of Personic by 100%. The Fund's investment now consists of 512,296 shares of Series F Preferred Stock at a valuation of $0.00 per share, 38,958 shares of Series G1 Preferred Stock at a valuation of $0.00 per share, and 973,950 warrants at a valuation of $0.00 per share.

   Yaga, Inc.

     On November 30, 2000 the Fund entered into a $200,000 investment in Yaga, Inc. ("Yaga"). The Fund's investment then consisted of 200,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at $1.00 per share.

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

     On June 8, 2001 the Fund entered into a $2,000,000 investment in Yaga. The Fund's investment consists of 1,000,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") at $2.00 per share. The Fund also received 100,000 warrants to purchase 100,000 shares of Series B Preferred Stock. The warrants expire on June 8, 2004.

     The Series B Preferred Stock ranks pari passu, with respect to liquidation preference, to the Series A Preferred Stock and senior to the Common Stock and any series of Junior Preferred Stock. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series B Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

     Due to the investment in Series B Preferred Stock at a higher price per share than the Series A Preferred Stock, the value of the Series A Preferred Stock was subsequently marked up in accordance with the valuation policies as set forth in the Fund's Registration Statement.

     On July 31, 2001, the Fund entered into a $100,000 of Series A Preferred Stock of Yaga. The Fund's investment then consisted of 300,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at $2.00 per share.

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

   InfoImage, Inc.

     On January 29, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $2,004,480 investment in the Series C Convertible Preferred Stock ("Series C Preferred Stock") issue of InfoImage, Inc. ("InfoImage") by 50%. The Fund's Series C investment then consisted of 432,000 shares of Series C Preferred Stock at a valuation of $2.32 per share and warrants at a valuation of $0.00 per share.

     On June 8, 2001, the Fund entered into a $345,533 investment in InfoImage. The Fund's investment consists of a Convertible Promissory Note with a face value of $345,533. In connection with the financing, InfoImage has agreed to issue warrants to purchase either (i) a series of preferred stock or (ii) additional shares of common stock, $0.001 par value per share, in connection with future equity financings.

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

     Due to the investment in Series D Preferred Stock at a lower price per share than the Series C Convertible Preferred Stock ("Series C Preferred Stock"), the value of the Series C Preferred Stock was subsequently marked down. The markdown considers the anti-dilutive covenants of the Series C Preferred Stock as contained in Pagoo's Articles of Incorporation.

   AuctionWatch.com, Inc.

     On April 20, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $5,500,000 investment in the Series C Convertible Preferred Stock issue of AuctionWatch.com, Inc. ("AuctionWatch") by 25%. The Fund's investment then consisted of 1,047,619 shares of Series C Convertible Preferred Stock at a valuation of $3.94 per share.

     On July 25, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $5,500,000 investment in the Series C Convertible Preferred Stock issue of AuctionWatch.com, Inc. ("AuctionWatch") by another 25%. The Fund's investment now consists of 1,047,619 shares of Series C Convertible Preferred Stock at a valuation of $2.625 per share.

   Cidera, Inc.

     On April 20, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $7,500,001 investment in the Series D Convertible Preferred Stock issue of Cidera, Inc. ("Cidera") by

     50%. The Fund's investment now consists of 857,192 shares of Series D Convertible Preferred Stock at a valuation of $4.3748 per share.

   EXP Systems, Inc. (Formerly EXP.com, Inc.)

     On April 20, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $10,000,001 investment in the Series C Convertible Preferred Stock issue of EXP.com, Inc. ("EXP") by 25%. The Fund's investment now consists of 1,748,252 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at a valuation of $4.29 per share.

     EXP.com, Inc. has changed its name to EXP Systems, Inc.

   Sonexis, Inc. (Formerly eYak, Inc.)

     On May 8, 2001 and as a result of its acquisition of Brooktrout Software, eYak, Inc. said that the combined company has changed its name to Sonexis, Inc.

   Actelis Networks, Inc

     On May 21, 2001, the Fund entered into an approximately $5,000,000 investment in Actelis Networks, Inc. ("Actelis"). The Fund's investment consists of 1,506,025 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $3.32 per share.

     The Series C Preferred Stock ranks senior, with respect to liquidation preference, to any series of Preferred Stock issued prior to the Series C and senior to the Common Stock. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series C Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   DataPlay, Inc

     On June 4, 2001, the Fund entered into a $7,500,000 investment in DataPlay, Inc. ("DataPlay"). The Fund's investment consists of 2,500,000 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at $3.00 per share.

     The Series D Preferred Stock ranks pari passu, with respect to liquidation preference, to the Series B Preferred Stock and the Series C Preferred Stock and senior the Series A Preferred Stock and Common Stock. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series D Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   BlueStar Solutions, Inc. (Formerly eOnline, Inc.)

     On June 13, 2001,  eOnline,  Inc., changed its name to BlueStar  Solutions,
Inc.

   ProcessClaims, Inc.

     On June 13, 2001, the Fund entered into a $2,000,000 investment in ProcessClaims, Inc. ("ProcessClaims"). The Fund's investment consists of 6,250,000 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $0.32 per share.

     The Series C Preferred Stock ranks senior, with respect to liquidation preference, to the Series A Preferred Stock and the Series B Preferred Stock and senior the Common Stock. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series C Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   IQdestination, Inc.

     On June 27, 2001, the Fund entered into a follow-on investment of $920,000 of Series C Convertible Preferred Stock in IQdestination, Inc. ("IQdestination"). The Fund's investment consists of 1,295,775 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $0.71 per share.

     The Series C Preferred Stock ranks pari passu, with respect to liquidation preference, to the Series B Preferred Stock and senior the Common Stock and any Junior Preferred Stock. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series C Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

     Due to the investment in Series C Preferred Stock at a lower price per share than the Series B Convertible Preferred Stock ("Series B Preferred Stock"), the value of the Series B Preferred Stock was subsequently marked down.

   Annuncio Software, Inc.

     On July 25, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $5,000,000 investment in the Series E Convertible Preferred Stock issue of Annuncio Software, Inc. ("Annuncio") by 25%. The Fund's investment now consists of 625,000 shares of Series E Convertible Preferred Stock at a valuation of $6.00 per share.

   Foliofn, Inc.

     On July 25, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $15,000,000 investment in the Series C Convertible Preferred Stock issue of Foliofn, Inc. ("Foliofn") by 25%. The Fund's investment now consists of 5,802,259 shares of Series C Convertible Preferred Stock at a valuation of $1.9389 per share.

   ShopEaze Systems, Inc. (Formerly ShopEaze.com, Inc.)

     On July 25, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $6,000,000 investment in the Series B Convertible Preferred Stock issue of ShopEaze by 25%. The Fund's investment now consists of 2,097,902 shares of Series B Convertible Preferred Stock at a valuation of $2.15 per share.

     ShopEaze.com,   Inc.  has  changed  its  name  to  ShopEaze  Systems,  Inc.
("ShopEaze").

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

Results of Operations

     The Fund began operations upon the completion of an initial public offering on March 31, 2000. Its principal investment objective is the realization of long-term capital appreciation from investing primarily in equity and equity-linked debt securities of private companies. Pending the completion of equity and equity-linked debt security investments that meet the Fund's investment objective, available funds are invested in short-term securities. Due to the Company's limited operating history, the financial performance at July 31, 2001, is composed primarily of interest on temporary investments, net of the management fee accrual.

Liquidity and Capital Resources

     At July 31, 2001, the Fund had $115,837,103 of its net assets (the value of total assets less total liabilities) of $279,660,522 invested in portfolio securities of 22 companies and $164,167,831 of its net assets invested in temporary investments consisting of Certificates of Deposit, commercial paper, money market funds, and U.S. government and agency securities. Current balance sheet resources are believed to be sufficient to finance any future commitments.

     Net cash provided by operating activities was $40,127,450 for the nine months ended July 31, 2001.

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

Investment Income and Expenses

     Net investment income after all operating expenses amounted to $(46,033) for the three months ended July 31, 2001, and $1,933,796 for the nine months ended July 31, 2001.

     The Adviser receives management fee compensation at an annual rate of 2.5 percent of the average weekly net assets of the Fund, paid monthly in arrears. Such fees amounted to $1,845,235 for the three months ended July 31, 2001, and $5,643,591 for the nine months ended July 31, 2001.

Unrealized Appreciation and Depreciation of Portfolio Securities

     For the nine months ended July 31, 2001, the Fund had a net unrealized depreciation of $28,079,658. Such depreciation resulted mainly from the Board of Directors' decision to mark down the value of the Fund's investments in Annuncio Software, Inc.; AuctionWatch.com, Inc.; Cidera, Inc.; EXP Systems, Inc.; Foliofn, Inc.; InfoImage, Inc.; IQdesination, Inc. (Series B); Ishoni Networks, Inc.; Pagoo.com, Inc. (Series C); Personic Software, Inc. (Series F and G1) and ShopEaze Systems, Inc.


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

Portfolio Investments

     At July 31, 2001, the cost of equity and equity-linked security investments made by the Fund to date was $148,879,632, and their aggregate market value was estimated to be $115,837,103. Management believes that the companies identified have significant potential for long-term growth in sales and earnings. The Sub-Adviser continuously evaluates opportunities to maximize the valuation of its investments. In that regard the Sub-Adviser will periodically evaluate potential acquisitions, financing transactions, initial public offerings, strategic alliances and sale opportunities involving the Fund's portfolio companies. These transactions and activities are generally not disclosed to the Fund's shareholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. Any such pending transaction could have an impact on the valuation of an investment, however, which may be adjusted prior to the transaction's being publicly announced or completed.

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

                           Part II. Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 12, 2001, the Fund held its Annual Meeting of Shareholders. Of the 16,500,000 shares outstanding and entitled to vote, 13,435,125 were represented at the meeting by proxy or in person. At the meeting the shareholders were asked to re-elect John Grillos and Peter Freudenthal to serve on the Fund's Board of Directors for three-year terms. For John Grillos, 12,797,723 shares voted for his reelection, with 637,401 share votes withheld. For Peter Freudenthal, 12,778,793 shares voted for his reelection, with 656,331 share votes withheld. Both of the directors received a majority of the votes cast and were subsequently reelected as directors of the Fund until 2004.

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

                              MEVC DRAPER FISHER JURVETSON FUND I, INC.

Date: September 14, 2001      /s/ JOHN M GRILLOS
                              ---------------------------------------------
                              John M. Grillos
                              Chairman, Chief Executive Officer, Director


Date: September 14, 2001      /s/ PAUL WOZNIAK
                              ---------------------------------------------
                              Paul Wozniak
                              Vice President, Treasurer, Chief Financial Officer