Form 10-K
period 2001-10-31
MEVC DRAPER FISHER JURVESTON FUND I INC
filed 2001-12-18
CIK 1099941

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the year ended October 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

Commission File Number  000-28405

                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
           (Exact name of the registrant as specified in its charter)

            DELAWARE                                        94-3346760
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                                No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $165,850,547, computed on the basis of $10.06 per share, closing price of the common stock on the New York Stock Exchange on December 18, 2001. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 16,500,000 shares of the registrant's common stock, $.01 par value, outstanding as of December 18, 2001. The net asset value of a share at October 31, 2001 was $15.42.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            (A Delaware Corporation)
                                      Index

Part I                                                                      Page

     Item 1.   Business...................................................     1
     Item 2.   Properties.................................................    13
     Item 3.   Legal Proceedings..........................................    13
     Item 4.   Submission of Matters to a Vote of Security Holders........    13

Part II

     Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................    14
     Item 6.   Selected Financial Data....................................    14
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................    15
     Item 7A.  Quantitative and Qualitative Disclosure about
                Market Risk...............................................    18
     Item 8.   Financial Statements and Supplementary Data................    19
     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures.......................    40

Part III

     Item 10.  Directors and Executive Officers of the Registrant.........    40
     Item 11.  Executive Compensation.....................................    42
     Item 12.  Security Ownership of Certain Beneficial Owners
                and Management............................................    42
     Item 13.  Certain Relationships and Related Transactions.............    43

Part IV

     Item 14.  Exhibits, Financial Statement Schedules and
                Reports on Form 8-K.......................................    44

SIGNATURE.................................................................    45

                                     Part I

Item 1. Business

     meVC Draper Fisher Jurvetson Fund I, Inc. (the "Fund") is a Delaware Corporation that seeks to achieve capital appreciation principally by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies ("Portfolio Companies"). The Fund seeks to make venture capital investments in information technology companies, primarily in the Internet, e-commerce, telecommunications, networking, software and information services industries. The Fund's investments in Portfolio Companies will consist principally of equity securities such as common and preferred stock, but may also include other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock. Current income is not a significant factor in the selection of Portfolio Company investments. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940, as amended ("the Investment Company Act").

     The Fund has five directors. Three of the directors are disinterested individuals (the "Independent Directors") as defined by the Investment Company Act. The directors are responsible for providing overall guidance and supervision of the Fund, approving the valuation of the Fund's investments and performing various duties imposed on directors of a business development company by the Investment Company Act. Among other things, the Independent Directors supervise the management arrangements for the Fund, the custody arrangements with respect to portfolio securities, the selection of independent public accountants, fidelity bonding and any transactions with affiliates.

     The Fund has engaged meVC Advisers, Inc., a Delaware Corporation (the "Adviser", "meVC Advisers"), to provide certain management and administrative services necessary for the operation of the Fund. The Adviser is a wholly-owned subsidiary of meVC.com, Inc., a Delaware Corporation ("meVC.com"). The largest investor in meVC.com is the Draper Fisher Jurvetson Fund VI, L.P.

     Subject to the supervision of the directors, the Adviser performs services necessary for the operations of the Fund. Subject to the supervision of the directors, the Adviser has arranged for third parties to perform the management, administrative, investment sub-advisory and other services necessary for the operations of the Fund. The Adviser has engaged Draper Fisher Jurvetson MeVC Management Co., LLC, a Delaware Corporation (the "Sub-Adviser", "Draper Advisers"), to identify, evaluate, structure, monitor, and dispose of the Fund's investments in Portfolio Companies. The Adviser has engaged Fleet Investment Advisors, Inc. (the "Short-Term Money Manager"), to manage the Fund's cash and short-term, interest-bearing investments. The Adviser has engaged State Street Bank and Trust Co, Inc. (the "Fund Administrator", the "Fund Accounting Agent", the "Custodian"), to handle all functions of administration, accounting, and custodial work necessary for the operations of the Fund. The Adviser provides the Fund, at the Adviser's expense, with the office space, facilities, equipment and personnel (whose salaries and benefits are paid by the Adviser) necessary to enable the Fund to conduct the operational aspects of its business. The Sub-Adviser provides the Fund, at the Sub-Adviser's expense, with the office space, facilities, equipment and personnel (whose salaries and benefits are paid by the Sub-Adviser) necessary to enable the Fund to conduct the investment management aspects of its business.

     The Adviser and its officers, the Sub-Adviser and its officers, and the officers of the Fund are collectively referred to herein as "Management". The Fund's principal office is located at 991 Folsom Street, San Francisco, California 94107, and the telephone number is (877) 474-6382.

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

     The Fund's investments in Portfolio Companies are structured in private transactions negotiated directly with the owner or issuer of the securities acquired.

     The Fund is concentrating its investment efforts on companies of a type and size that, in Management's view, provide opportunities for significant capital appreciation and prudent diversification of risk.

     The Fund is attempting to reduce certain risks inherent in private equity-oriented investments by investing in a portfolio of companies involved in different sectors of the Information Technology industry. The Fund has limited its initial investment (whether in the form of equity or debt securities, commitments to purchase securities or debt guaranties) in any Portfolio Company to no more than 5% of the Fund's net assets. However, if a follow-on investment is available or required, as discussed below, the Fund's investment in a particular Portfolio Company may exceed those initial investment limitations. Also, investments in certain Portfolio Companies may be in excess of the Fund's initial investment limitations due to increases in the value of such investments.

INVESTMENT CRITERIA

     Prospective investments are evaluated by Management based upon criteria that may be modified from time to time. The criteria currently being used by Management in determining whether to make an investment in a prospective Portfolio Company include:

     -    The presence or availability of strong management teams;
     -    Favorable industry and competitive dynamics;
     -    Markets characterized by rapid growth and new product adaptation.

CO-INVESTMENTS

     The Fund has coinvested in certain Portfolio Companies with its affiliates in the Draper Fisher Jurvetson network (the "Draper Network"). The Fund and Management obtained an order from the Securities and Exchange Commission (the "SEC") exempting the Fund from certain prohibitions contained in the Investment Company Act relating to coinvestments by the Fund and the Draper Network. Under the terms of the order, Portfolio Companies purchased by the Fund and the Draper Network are required to be approved by the Independent Directors and are required to satisfy certain conditions established by the SEC.

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

     EVALUATING INVESTMENT OPPORTUNITIES. Prior to committing funds to an investment opportunity, due diligence is conducted to assess the prospects and risks of the potential investment. See "Investment Criteria" above.

     STRUCTURING INVESTMENTS. Portfolio Company investments typically are negotiated directly with the prospective Portfolio Company or its affiliates. Draper Advisers structures the terms of a proposed investment, including the purchase price, the type of security to be purchased and the future involvement of the Fund and affiliates in the Portfolio Company's business (including potential representation on its board of directors). Draper Advisers seeks to structure the terms of the investment so as to provide for the capital needs of the Portfolio Company and at the same time maximize the Fund's opportunities for capital appreciation in its investments.

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

CURRENT PORTFOLIO COMPANIES

     Actelis Networks, Inc.

     Actelis Networks, Inc. ("Actelis"), Fremont, California, enables telecommunications carriers and service providers to deliver high-speed, high-quality broadband services over the existing copper wire infrastructure. At October 31, 2001, the Fund's investment in Actelis, valued at approximately
$5,000,000 with a cost of approximately $5,000,000, consisted of 1,506,025 shares of Series C Convertible Preferred Stock at $3.32 per share.

     Annuncio Software, Inc.

     Annuncio Software, Inc. ("Annuncio"), Mountain View, California, provides customer relationship software that allows companies to market their products more effectively to their consumers. This software enables companies to manage their interactions with customers through email, and their Web site, as well as more traditional channels and also allows companies to proactively engage existing and prospective customers by delivering them personalized information and marketing offers. At October 31, 2001, the Fund's investment in Annuncio, valued at $3,750,000 with a cost of $5,000,000, consisted of 625,000 shares of Series E Convertible Preferred Stock at $6.00 per share.

     AuctionWatch.com, Inc.

     AuctionWatch.com, Inc. ("AuctionWatch"), San Bruno, California, has developed an e-commerce platform that enables businesses of all sizes to benefit from dynamic pricing environments in addition to typical fixed price channels. The company's services provide businesses with the tools necessary to efficiently distribute merchandise and acquire customers, while providing a convenient service for customers to locate and purchase these products. At October 31, 2001, the Fund's investment in AuctionWatch, valued at approximately $2,320,000 with a cost of $5,500,000, consisted of 1,047,619 shares of Series C Convertible Preferred Stock at $2.2148 per share.

     BlueStar Solutions, Inc. (formerly eOnline, Inc.)

     BlueStar Solutions, Inc. ("BlueStar"), Cupertino, California, is a provider of applications outsourcing services. The company designs, manages and delivers software solutions for its customers. BlueStar also provides consulting, customer support, and maintenance services using the SAP business applications platform. At October 31, 2001, the Fund's investment in BlueStar, valued at approximately $2,500,000 with a cost of approximately $10,000,000, consisted of 1,360,544 shares of Series C Convertible Preferred Stock at $1.8375 per share. The Fund also received 136,054 warrants to purchase 136,054 shares of Series C Preferred Stock at a purchase price of $7.35 per share (as adjusted). The warrants expire at the earlier of (i) May 26, 2003 or (ii) BlueStar's Qualified Initial Public Offering ("Qualified IPO").

     Cidera, Inc.

     Cidera, Inc. ("Cidera"), Laurel, Maryland, is an international leader in the satellite delivery of broadband content to the Internet. Cidera uses high-speed satellite technology designed to transport high-bandwidth data faster, more reliably, and more efficiently to ISPs and DSL and Cable access providers. At October 31, 2001, the Fund's investment in Cidera, valued at approximately $3,750,000 with a cost of approximately $7,500,000, consisted of 857,192 shares of Series D Convertible Preferred Stock at $4.3748 per share.

     DataPlay, Inc.

     DataPlay, Inc. ("DataPlay"), Boulder, Colorado, is developing new ways of enabling consumers to record and play digital content. At October 31, 2001, the Fund's investment in DataPlay, valued at approximately $7,500,000 with a cost of approximately $7,500,000, consisted of 2,500,000 shares of Series D Convertible Preferred Stock at $3.00 per share.

     Endymion Systems, Inc.

     Endymion Systems ("Endymion Systems"), Oakland, California, helps clients migrate their existing businesses and business systems to the Internet. Endymion provides comprehensive guidance for clients through services ranging from Web strategy consulting to Web site design and implementation. Their main focus is on the back-end, namely integrating a business's ERP (enterprise resource planning) systems as well as older systems with Web-based technologies. At
October 31, 2001, the Fund's investment in Endymion Systems, valued at approximately $5,250,000 with a cost of approximately $7,000,000, consisted of 7,156,760 shares of Series A Convertible Preferred Stock at $.7336 per share.

     EXP Systems, Inc.

     EXP Systems, Inc. ("EXP"), Menlo Park, California, provides enterprise software that helps companies improve sales and service through their Web sites by enabling buyers to engage with real people in real time who can assist them in answering questions and making purchase decisions. At October 31, 2001, the Fund's investment in EXP, valued at approximately $3,750,000 with a cost of approximately $10,000,000, consisted of 1,748,252 shares of Series C Convertible Preferred Stock at $2.145 per share.

     FOLIOfn, Inc.

     FOLIOfn, Inc. ("FOLIOfn"), Vienna, Virginia, together with its wholly owned brokerage subsidiary FOLIOfn Investments, Inc., is harnessing the power of the Internet to enable individual and smaller institutional investors to invest and trade better, smarter, and easier. FOLIOfn's first product, FOLIO Investing, offers a whole new way to invest and trade, combining many of the best qualities of mutual funds, traditional brokerage services, and on-line trading. FOLIO Investing, lets investors buy and sell personalized baskets of stocks - known as "FOLIOs". At October 31, 2001, the Fund's investment in FOLIOfn, valued at $7,500,000 with a cost of $15,000,000, consisted of 5,802,259 shares of Series C Convertible Preferred Stock at $1.2926 per share. Mr. Grillos, the Chief Executive Officer of the Fund, serves as a director of FOLIOfn.

     InfoImage, Inc.

     InfoImage, Inc. ("InfoImage"), Phoenix, Arizona, helps companies increase their decision-making efficiency with intranet/extranet solutions using Web and collaborative technologies. InfoImage's decision portal software product allows access to structured and unstructured data, advanced personalization, intuitive search, business intelligence and collaboration tools. At October 31, 2001, the Fund's initial investment in InfoImage, valued at $0.00 with a cost of $2,004,480, consisted of 933,120 shares of Common Stock (exchanged from 432,000 shares of Series C Convertible Preferred Stock) at $0.00 per share. The Fund also received 259,200 warrants to purchase 259,200 shares of Common Stock. The warrants expire at the earlier of (i) June 2, 2010 or (ii) InfoImage's Qualified Initial Public Offering ("Qualified IPO"). At October 31, 2001, the Fund's subsequent investment in InfoImage, valued at $352,210 with a cost of $352,210, consisted of 11,740,340 shares of Series AA Convertible Preferred Stock (converted from a Convertible Promissory Note plus accrued interest) at $0.03 per share. The Fund also received 92,663,933 warrants to purchase 92,663,933 shares of Common Stock. The warrants expire on June 14, 2006.

     infoUSA.com, Inc.

     infoUSA.com, Inc. ("infoUSA.com"), Foster City, California, provides comprehensive and accurate directory information plus targeted mailing lists for Internet and wireless users. The infoUSA.com site provides customizable sales leads, business and consumer information and database marketing services that enable businesses to compete more effectively. At October 31, 2001, the Fund's investment in infoUSA.com, valued at approximately $6,750,000 with a cost of approximately $10,000,000, consisted of 2,145,922 shares of Series B Convertible Preferred Stock at $3.1455 per share.

     IQdestination

     IQdestination, Boulder, Colorado, facilitates IT training for corporate clients by performing all of the tasks normally associated with technical education: locating the training, negotiating the best price, and evaluating the best ways to achieve specific training goals. At October 31, 2001, the Fund's initial investment in IQdestination, valued at $816,500 with a cost of $2,300,000, consisted of 1,150,000 shares of Series B Convertible Preferred Stock at $0.71 per share. At October 31, 2001, the Fund's subsequent investment in IQdestination, valued at $920,000 with a cost of $920,000, consisted of 1,295,775 shares of Series C Convertible Preferred Stock at $0.71 per share. V. Frank Mendicino III, non-managing member of Draper Advisers, serves as a director of IQdestination.

     Ishoni Networks, Inc.

     Ishoni Networks, Inc. ("Ishoni"), Santa Clara, California, is a developer of highly integrated broadband platforms that allow Original Equipment Manufacturers (OEMs) and service providers to offer secure voice and Internet services over a single broadband connection to residential and business customers. At October 31, 2001, the Fund's investment in Ishoni, valued at approximately $7,500,000 with a cost of approximately $10,000,000, consisted of 2,003,607 shares of Series C Convertible Preferred Stock at $3.7433 per share.

     Lumeta Corporation

     Lumeta Corporation ("Lumeta"), Somerset, New Jersey, is a developer of network management, security, and auditing solutions. The company provides businesses with a comprehensive analysis of their network security that reveals the vulnerabilities and inefficiencies of their corporate intranets. The company also facilitates network optimization and IT management during integration processes such as mergers. At October 31, 2001, the Fund's investment in Lumeta, valued at $250,000 with a cost of $250,000, consisted of 384,615 shares of Series A Convertible Preferred Stock at $0.65 per share. Ross H. Goldstein, non-managing member of Draper Advisers, serves as a director of Lumeta.

     MediaPrise, Inc.

     MediaPrise, Inc. ("MediaPrise"), Austin, Texas, facilitates the complete integration of brand and product marketing information for corporations via the Internet. MediaPrise brings structure to the information distribution process through the creation of a consistent branding and product-marketing platform for its clients. At October 31, 2001, the Fund's investment in MediaPrise, valued at approximately $2,000,000 with a cost of approximately $2,000,000, consisted of 2,196,193 shares of Series A Convertible Preferred Stock at $0.9107 per share. John E. Campion, non-managing member of Draper Advisers, serves as a director of MediaPrise.

     Pagoo, Inc.

     Pagoo, Inc. ("Pagoo"), San Francisco, California, is a leading provider of comprehensive Internet Protocol (IP)-based voice solutions. The applications that Pagoo has developed and patented are the first to make voice-over-IP a true alternative to voice over traditional telephone networks. At October 31, 2001, the Fund's initial investment in Pagoo, valued at $7,542,661 with a cost of approximately $10,000,000, consisted of 3,412,969 shares of Series C Convertible Preferred Stock at $2.21 per share. At October 31, 2001, the Fund's subsequent investment in Pagoo, valued at $4,000,000 with a cost of approximately $4,000,000, consisted of 2,098,636 shares of Series D Convertible Preferred Stock at $1.906 per share. Nino Marakovic, Partner of Draper Advisers, serves as a director of Pagoo.

     Personic Software, Inc.

     Personic Software, Inc. ("Personic"), Brisbane, California, provides marketplace and ebusiness solutions which afford the communications and transaction infrastructure to enable organizations and staffing agencies to attract, qualify, hire and retain a superior workforce. At October 31, 2001, the Fund's initial investment in Personic, valued at $0.00 with a cost of approximately $10,000,000, consisted of 512,296 shares of Series F Convertible Preferred Stock at $0.00 per share. The Fund's subsequent investment in Personic, valued at $0.00 with a cost of approximately $760,460, consisted of 38,958 shares of Series G1 Convertible Preferred Stock at $0.00 per share. The Fund also received 973,950 warrants to purchase 973,950 shares of Common Stock. The warrants expire on October 31, 2005.

     ProcessClaims

     ProcessClaims ("ProcessClaims"), Redondo Beach, California, provides Web-based solutions and value added services that streamline the automobile claims process for the insurance industry and its partners. At October 31, 2001, the Fund's investment in ProcessClaims, valued at approximately $2,000,000 with a cost of approximately $2,000,000, consisted of 6,250,000 shares of Series C Convertible Preferred Stock at $0.32 per share. Peter Freudenthal, Vice-Chairman and President of the Fund, serves as Chairman of the Board of ProcessClaims.

     SafeStone Technologies PLC

     SafeStone Technologies PLC ("SafeStone"), Old Amersham, UK, provides their corporate clients with network security solutions. SafeStone's comprehensive suite of auditing, data and system management software products allows an enterprise to monitor and protect its network while identifying areas of security exposure. At October 31, 2001, the Fund's investment in SafeStone, valued at approximately $2,624,000 with a cost of approximately $3,500,000, consisted of 650,401 shares of Series A Convertible Preferred Stock at $4.035 per share.

     ShopEaze Systems, Inc.

     ShopEaze Systems, Inc. ("ShopEaze"), Sunnyvale, California, partners with established retailers to help them build online businesses to complement their existing brick-and-mortar businesses. ShopEaze's suite of comprehensive services helps its partners' customers to enjoy the experience and convenience of shopping online with their local, trusted retailers. At October 31, 2001, the Fund's investment in ShopEaze, valued at $2,250,000 with a cost of $6,000,000, consisted of 2,097,902 shares of Series B Convertible Preferred Stock at $1.0725 per share.

     Sonexis, Inc. (formerly eYak, Inc.)

     Sonexis, Inc. ("Sonexis"), Boston, Massachusetts, is a leading global provider of voice solutions for enterprise customers and service providers that enable anytime, anywhere transactions and information access. Its product and services reduce the cost, time-to-market, and complexity of developing these solutions, which currently include enterprise and consumer voice portals, enhanced self-service, voice commerce, and voice-enabled Customer Relationship Management. At October 31, 2001, the Fund's investment in Sonexis, valued at approximately $10,000,000 with a cost of approximately $10,000,000, consisted of 2,590,674 shares of Series C Convertible Preferred Stock at $3.86 per share.

     Yaga, Inc.

     Yaga, Inc. ("Yaga"), Foster City, California, is developer of peer-to-peer networking technology. This technology provides the infrastructure that companies of all sizes need to acquire and communicate with their customers in a secure and efficient environment. At October 31, 2001, the Fund's investment in Yaga, valued at approximately $600,000 with a cost of approximately $300,000, consisted of 300,000 shares of Series A Convertible Preferred Stock at $2.00 per share. At October 31, 2001, the Fund's subsequent investment in Yaga, valued at approximately $2,000,000 with a cost of approximately $2,000,000, consisted of 1,000,000 shares of Series B Convertible Preferred Stock at $2.00 per share and 100,000 warrants valued at $0.00 per share. The warrants expire on June 8, 2004.

TEMPORARY INVESTMENTS

     Pending investment in Portfolio Companies, the Fund invests its available funds in interest-bearing bank accounts, money market mutual funds, U.S. Treasury securities and/or certificates of deposit with maturities of less than one year (collectively, "Temporary Investments"). Temporary Investments may also include commercial paper and other short-term securities. Temporary Investments constituting cash, cash items, securities issued or guaranteed by the U.S.
Treasury or U.S. Government agencies and high quality debt securities (commercial paper rated in the highest rating category by Moody's Investor Services, Inc. or Standard and Poor's Corporation) will qualify in determining whether the Fund has 70% of its total assets invested in Managed Companies (as hereafter defined) or in qualified Temporary Investments for purposes of the business development company provisions of the Investment Company Act. See "Regulation" below.

FOLLOW-ON INVESTMENTS

     Following its initial investment in a Portfolio Company, the Fund may be requested to make follow-on investments in the company. Follow-on investments may be made to take advantage of warrants or other preferential rights granted to the Fund or otherwise to increase the Fund's position in a successful or promising Portfolio Company. The Fund may also be called upon to provide additional equity or loans needed by a Portfolio Company to fully implement its business plans, to develop a new line of business or to recover from unexpected business problems.

DISPOSITION OF INVESTMENTS

     The method and timing of the disposition of the Fund's portfolio investments is critical to the realization of capital appreciation and to the minimization of any capital losses. The Fund expects to dispose of its portfolio securities through a variety of transactions, including sales of portfolio securities in underwritten public offerings, public sales of such securities and negotiated private sales of such securities to other investors. The Fund bears the costs of disposing of investments to the extent not paid by a Portfolio Company.

OPERATING EXPENSES

     The Adviser, at its expense, provides the Fund with office space, facilities, equipment and personnel (whose salaries and benefits are paid by the Adviser) necessary to conduct the Fund's business. The Adviser has agreed to pay certain expenses relating to the Fund's operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; New York Stock Exchange fees; custodian fees; litigation costs; costs of disposing of investments including brokerage fees and commissions; and other extraordinary or nonrecurring expenses and other expenses properly payable by the Adviser. The Fund is responsible for paying the Management Fee to the Adviser.

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

     The directors review the valuation policies on a quarterly basis or more frequently if deemed necessary to determine their appropriateness and may also hire independent firms to review the Adviser's methodology of valuation or to conduct an independent valuation.

CUSTODIAN

     The Fund has entered into an agreement with State Street Bank and Trust Company to act as the custodian with respect to the safekeeping of its securities. The principal business office of the custodian is 225 Franklin Street, Boston, Massachusetts, 02110.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS, THE MARKET PRICE OF COMMON STOCK, AND THE ACCURACY OF FORWARD-LOOKING STATEMENTS

     In the normal course of its business, the Fund, in an effort to keep its stockholders and the public informed about the Fund's operations and portfolio of investments, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies of the Fund or Portfolio Companies in which it invests, projected or anticipated benefits or consequences of such plans or strategies, projected or anticipated benefits of new or follow-on investments made by or to be made by the Fund, or projections involving anticipated purchases or sales of securities or other aspects of the Fund's operating results. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. As noted elsewhere in this report, the Fund's operations and portfolio of investments are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Fund, and any one of which, or a combination of which, could materially affect the results of the Fund's operations or net asset value, the market price of its common stock, and whether forward-looking statements made by the Fund ultimately prove to be accurate.

     The following discussion outlines certain factors that in the future could affect the Fund's results for 2001 and beyond and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Fund:

     LONG-TERM OBJECTIVE. The Fund is intended for investors seeking long-term capital growth. The Fund is not meant to provide a vehicle for those who wish to play short-term swings in the stock market. The Portfolio Companies acquired by the Fund generally require several or many years to reach maturity and generally are illiquid. An investment in shares of the Fund should not be considered a complete investment program. Each prospective purchaser should take into account their investment objectives as well as their other investments when considering the purchase of shares of the Fund.

     NON-DIVERSIFIED STATUS; NUMBER OF INVESTMENTS. The Fund is classified as a "non-diversified" investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single issuer. Generally, the Fund does not intend to initially invest more than 5% of the value of its net assets in a single Portfolio Company. However, follow-on investments or a disproportionate increase in the value of one Portfolio Company may result in greater than 5% of the Fund's net assets being invested in a single Portfolio Company. While these restrictions limit the exposure of the capital of the Fund in any single investment, to the extent the Fund takes large positions in the securities of a small number of issuers, the Fund will be exposed to a greater risk of loss and the Fund's net asset value and the market price of its common stock may fluctuate as a result of changes in the financial condition, the stock price of, or in the market's assessment of any single Portfolio Company to a greater extent than would be the case if it were a "diversified" company holding numerous investments. The Fund currently has investments in 22 Portfolio Companies, of which none exceed 5% of the net asset value.

     LACK OF LIQUIDITY OF PORTFOLIO INVESTMENTS. The portfolio investments of the Fund consist principally of securities that are subject to restrictions on sale because they were acquired from the issuer in "private placement" transactions or because the Fund is deemed to be an affiliate of the issuer. Generally, the Fund will not be able to sell these securities publicly without the expense and time required to register the securities under the Securities
Act and applicable state securities law unless an exemption from such registration requirements is available. In addition, contractual or practical limitations may restrict the Fund's ability to liquidate its securities in Portfolio Companies since in many cases the securities of such companies will be privately held and the Fund may own a relatively large percentage of the issuer's outstanding securities. Sales may also be limited by securities market conditions, which may be unfavorable for sales of securities of particular issuers or issuers in particular industries. The above limitations on liquidity of the Fund's securities could preclude or delay any disposition of such securities or reduce the amount of proceeds that might otherwise be realized.

     NEED FOR FOLLOW-ON INVESTMENTS IN PORTFOLIO COMPANIES. After its initial investment in a Portfolio Company, the Fund may be called upon from time to time to provide additional funds to such company or have the opportunity to increase its investment in a successful situation, e.g., the exercise of a warrant to purchase common stock. There is no assurance that the Fund will make, or have sufficient funds to make, follow-on investments. Any decision by the Fund not to make a follow-on investment or any inability on its part to make such an investment may have a negative impact on a Portfolio Company in need of such an investment or may result in a missed opportunity for the Fund to increase its participation in a successful operation and may dilute the Fund's equity interest in or reduce the expected yield on its investment.

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

     LOSS OF CONDUIT TAX TREATMENT. The Fund may cease to qualify for conduit tax treatment if it is unable to comply with the diversification requirements contained in Subchapter M of the Code. Subchapter M requires that at the end of each quarter (i) at least 50% of the value of the Fund's assets must consist of cash, government securities and other securities of any one issuer that do not represent more than 5% of the value of the Fund's total assets and 10% of the outstanding voting securities of such issuer, and (ii) no more than 25% of the value of the Fund's assets may be invested in the securities of any one issuer (other than United States government securities), or of two or more issuers that are controlled by the Fund and are engaged in the same or similar or related trades or businesses. If the Fund fails to satisfy such diversification requirements and ceases to qualify for conduit tax treatment, the Fund will be subject to income tax on its income and gains and stockholders will be subject to income tax on distributions. The Fund may also cease to qualify for conduit tax treatment, or be subject to a 4% excise tax, if it fails to distribute a sufficient portion of its net investment income and net realized capital gains.

     MARKET VALUE AND NET ASSET VALUE. The shares of the Fund's common stock are listed on the NYSE. Investors desiring liquidity may trade their shares of common stock on the NYSE at current market value, which may differ from the then current net asset value (Shareholders' Equity). Shares of closed-end investment companies frequently trade at a discount from net asset value. This characteristic of shares of a closed-end fund is a risk separate and distinct from the risk that the Fund's net asset value will decrease. The risk of purchasing shares of a closed-end fund that might trade at a discount is more pronounced for investors who wish to sell their shares in a relatively short period of time because for those investors, realization of a gain or loss on their investments is likely to be more dependent upon the existence of a premium or discount than upon portfolio performance. The Fund's shares have traded at a significant discount to net asset value since they began trading. For information concerning the trading history of the Fund's shares see "Market for Registrant's Common Stock and Related Stockholder Matters."

     VALUATION OF INVESTMENTS. The Fund's net asset value is based on the value assigned to its portfolio investments. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. The Fund adjusts its net asset value for changes in the value of its publicly held securities, if any, on a daily basis. The value of the Fund's investments in securities for which market quotations are not available is determined as of the end of each fiscal quarter but monitored daily in case there is a significant event requiring a change in valuation in the interim. Cost is used to approximate fair value of such investments until significant developments affecting an investment provide a basis for use of an appraisal valuation. Thereafter, such portfolio investments are carried at appraised values as determined at least quarterly. Due to the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. At October 31, 2001, 100% of the preferred stocks in Portfolio Companies held by the Fund, representing approximately 35.73% of the Fund's net asset value, were invested in securities for which market quotations were not readily available. See "Valuation".

     POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Fund's common stock could be subject to significant fluctuations in response to variations in the net asset value of the Fund, its quarterly operating results, and other factors. The market price of the common stock may be significantly affected by such factors as the announcement of new or follow-on investments in Portfolio Companies, the sale or proposed sale of a portfolio investment, the results of operations or fluctuations in the market prices or appraised value of one or more of the Fund's Portfolio Companies, changes in earnings estimates by market analysts, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries. From time to time in recent years, the securities markets have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of the common stock. In addition, the Fund is subject to the risk of the securities markets in which the portfolio securities of the Fund are traded. Securities markets are cyclical and the prices of the securities traded in such markets rise and fall at various times. These cyclical periods may extend over significant periods of time.

REGULATION

     The Investment Advisers Act generally prohibits investment advisers from entering into investment advisory contracts with an investment company that provides for compensation to the investment adviser on the basis of a share of capital gains or capital appreciation of the portfolio investments or any portion of the funds of the investment company or pursuant to a stock option plan. The Investment Advisers Act, however, does permit the payment of compensation based on capital gains or the issuance of incentive stock options to management in an investment advisory contract between an investment adviser and a business development company. The Fund has elected to be treated as a business development company under the Investment Company Act. Accordingly, it has provided for incentive compensation to the Adviser based on the capital appreciation of the Fund's investments.

     The Fund may not withdraw its election to be treated as a business development company without first obtaining the approval of a majority in interest of its shareholders. The following brief description of the

Investment Company Act is qualified in its entirety by reference to the full text of the Investment Company Act and the rules thereunder.

     A business development company must be operated for the purpose of investing in the securities of certain present and former "eligible Portfolio Companies" or certain bankrupt or insolvent companies and must make available significant managerial assistance to Portfolio Companies. An eligible Portfolio Company generally is a company that (i) is organized under the laws of, and has its principal place of business in, any state or states, (ii) is not an investment company and (iii)(a) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list, (b) is actively controlled by the business development company acting either alone or as part of a group acting together and an affiliate of the business development company is a member of the Portfolio Company's board of directors or (c) meets such other criteria as may be established by the SEC. Control is presumed to exist where the business development company owns more than 25% of the outstanding voting securities of a Portfolio Company.

     "Making available significant managerial assistance" is defined under the Investment Company Act to mean (i) any arrangement whereby a business development company, through its directors, officers or employees, offers to provide and, if accepted, does provide significant guidance and counsel concerning the management, operations or business objectives or policies of a Portfolio Company or (ii) the exercise of a controlling influence over the management or policies of a Portfolio Company by the business development company acting individually or as part of a group of which the business development company is a member acting together which controls such company ("Managed Company"). A business development company may satisfy the requirements of clause (i) with respect to a Portfolio Company by purchasing securities of such a company as part of a group of investors acting together if one person in such group provides the type of assistance described in such clause. However, the business development company will not satisfy the general requirement of making available significant managerial assistance if it only provides such assistance indirectly through an investor group. A business development company need only extend significant managerial assistance with respect to Portfolio Companies which are treated as Qualifying Assets (as defined below) for the purpose of satisfying the 70% test discussed below.

     The Investment Company Act prohibits or restricts the Fund from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that the Fund may acquire to "Qualifying Assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Fund's total assets consists of qualifying assets. Qualifying Assets include (i) securities of companies that were eligible Portfolio Companies at the time that the Fund acquired their securities; (ii) securities of companies that are actively controlled by the Fund; (iii) securities of bankrupt or insolvent companies that are not otherwise eligible Portfolio Companies; (iv) securities acquired as follow-on investments in companies that were eligible Portfolio Companies at the time of the Fund's initial acquisition of their securities but are no longer eligible Portfolio Companies, provided that the Fund has maintained a substantial portion of its initial investment in such companies; (v) securities received in exchange for or distributed on or with respect to any of the foregoing; and (vi) cash items, government securities and high-quality, short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for such securities to be considered Qualifying Assets. As a general matter, Qualifying Assets may only be purchased from the issuer or an affiliate in a transaction not constituting a public offering. The Fund may not purchase any security on margin, except such short-term credits as are necessary for the clearance of portfolio transactions, or engage in short sales of securities.

     The Fund is permitted by the Investment Company Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock senior to the common stock if its asset coverage, as defined in the Investment Company Act, is at least 200% after the issuance of the debt or the senior stockholders' interests.

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

     Since the Fund is a closed-end business development company, stockholders have no right to present their shares to the Fund for redemption. Recognizing the possibility that the Fund's shares might trade at a discount, the Board of Directors of the Fund has determined that it would be in the best interest of stockholders for the Fund to be authorized to attempt to reduce or eliminate a market value discount from net asset value. Accordingly, the Fund from time to time may, but is not required to, repurchase its shares (including by means of tender offers) to attempt to reduce or eliminate any discount or to increase the net asset value of its shares, or both.

     Many of the transactions involving the Fund and its affiliates (as well as affiliates of such affiliates) require the prior approval of a majority of the Independent Directors and a majority of the Independent Directors having no financial interest in the transactions. However, certain transactions involving closely affiliated persons of the Fund, including the Adviser, would require the prior approval of the SEC. In general (a) any person who owns, controls or holds with power to vote more than 5% of the outstanding shares, (b) any director or executive officer and (c) any person who directly or indirectly controls, is controlled by or is under common control with such person, must obtain the prior approval of a majority of the Independent Directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Fund or any company controlled by the Fund. In accordance with the Investment Company Act, a majority of the directors must be persons who are not "interested persons" as defined in such act. Except for certain transactions which must be approved by the Independent Directors, the Investment Company Act generally does not restrict transactions between the Fund and its Portfolio Companies.


Item 2. Properties

     The Fund does not have any interest in any physical properties.

Item 3. Legal Proceedings

     Certain Portfolio Companies of the Fund are involved in asserted claims and have the possibility for unasserted claims which may ultimately affect the net asset value of the Fund or the fair value of the Fund's portfolio investments.

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

                                     Part II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Fund's shares of common stock began to trade on the New York Stock Exchange on June 26, 2000, under the symbol "MVC". The Fund had approximately 17,000 shareholders at October 31, 2001. The net asset value per share of the Fund's common stock at October 31, 2001, was $15.42.

     The following table reflects the high and low closing prices per share of the Fund's common stock on the New York Stock Exchange for the fiscal year ended October 31, 2001, by quarter.

                  QUARTER
                  ENDED             HIGH             LOW
                  --------          -------          --------
                  01/31/01          $12.875          $ 9.9375
                  04/30/01          $12.49           $10.16
                  07/31/01          $12.20           $10.70
                  10/31/01          $11.05           $ 9.20

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

GENERAL INVESTMENT CLIMATE

     Over the course of the reporting year, we witnessed a pronounced contraction in both the public and private equity markets. The public technology sector was hit particularly hard as it became clear to investors that the "irrational exuberance" which reached its peak in early 2000 had created considerably over-inflated valuations for technology stocks. The resulting correction, which began in the second quarter of 2000, continued its downward drift through the third quarter of 2001 as corporate profits sank, business activity slowed, and the availability of capital quickly dried up.

     Just as the technology sector had spearheaded the boom of the late 1990's, its deterioration significantly contributed to the erosion of the overall economy. The declining demand from businesses and consumers for new products and services resulted in grossly overstocked inventories and an overcrowded technology market. Despite the Fed's aggressive attempts to dampen the effects of an inevitable consolidation, as well as President Bush's supportive tax cuts, the economy continued to skid into what is now recognized as a mild recession.

     The private technology market, though typically more insulated from systematic market risk, was clearly not immune to the public market and economic downturn. The difficult environment in which private technology companies continued to operate was reflected by the Fund writing down the value of a number of its investments during the reporting period, primarily those companies funded in 2000. Notwithstanding the reduced valuations, the Fund continued to finance and support its existing Portfolio Companies, focusing extensive efforts on those that it feels will weather the storm and emerge leaner, stronger, and poised to take advantage of improved market conditions.

     With respect to the Fund's current investment environment, the deflated market capitalizations of public technology companies and the lack of IPO and profitable merger and acquisition opportunities presented so far this year have created conditions that we believe may significantly benefit shareholders in the long run. The reduced valuations of private information technology companies are considerably more reasonable, and the liquidation preferences and anti-dilution provisions that the Fund is able to negotiate into the terms of each new deal have improved substantially. In addition, a large number of venture capitalists have been spending a majority of their time supporting existing Portfolio Companies. This decreased competition for new deals has allowed liquid venture capital funds, such as ours, more time to diligently research and scrupulously invest in new companies.

     Looking forward, although corporate earnings for technology companies will likely continue to reflect diminished business activity in the near term, we believe that much of the correction in this sector, as well as for the overall economy, has already been absorbed. Furthermore, it is likely that the Fed's continuing monetary stimulus, as well as the fiscal response to the events of September 11, will provide a strong foundation for economic recovery. With a significant cash position remaining to be invested, and an existing portfolio containing promising young companies, we feel that the Fund is in an excellent position to generate strong, long-term gains for shareholders as information technology once again becomes a driving force behind a return to economic growth.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 2001, the Fund had $90,926,328 of its net assets (the value of total assets less total liabilities) of $254,471,556 invested in Portfolio Companies of 22 companies and $163,726,799 of its net assets invested in temporary investments consisting of Certificates of Deposit, commercial paper, money market funds, and U.S. government and agency securities. Current balance sheet resources are believed to be sufficient to finance any future commitments.

     Net cash used for operating activities was $97,762,094 for the year ended October 31, 2001.

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

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSE

     Net investment income after all operating expenses amounted to $1,658,465 for the year ended October 31, 2001.

     The Adviser receives management fee compensation at an annual rate of 2.5 percent of the average weekly net assets of the Fund, paid monthly in arrears. Such fees amounted to $7,388,061 for the year ended October 31, 2001.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

     The Fund realized a net capital gain of $5,123 from the sale of short-term securities during the year ended October 31, 2001.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

     For the year ended October 31, 2001, the Fund had a net unrealized depreciation of $52,994,121. Such depreciation resulted mainly from the Board of Directors' decision to mark down the value of the Fund's investments in Annuncio Software, Inc.; AuctionWatch.com, Inc.; BlueStar Solutions, Inc.; Cidera, Inc.; Endymion Systems, Inc.; EXP Systems, Inc.; FOLIOfn, Inc.; InfoImage, Inc.;
infoUSA.com, Inc.; IQdesination; Ishoni Networks, Inc.; Pagoo.com, Inc.; Personic Software, Inc.; SafeStone Technologies PLC; and ShopEaze Systems, Inc.

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

PORTFOLIO INVESTMENTS

     At October 31, 2001, the cost of equity and equity-linked security investments made by the Fund to date was $148,886,310, and their aggregate market value was estimated to be $90,926,328. While the current values of certain Portfolio Companies have been reduced, Management believes that many of the companies identified have upside potential for long-term growth in sales and earnings. The Sub-Adviser continuously evaluates opportunities to maximize the valuation of its investments. In that regard the Sub-Adviser will periodically evaluate potential acquisitions, financing transactions, initial public offerings, strategic alliances and sale opportunities involving the Fund's
Portfolio Companies. These transactions and activities are generally not disclosed to the Fund's shareholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. Any such pending transaction could have an impact on the valuation of an investment, however, which may be adjusted prior to the transaction's being publicly announced or completed.

SUBSEQUENT EVENTS

     On November 29, 2001, the Fund entered into an investment of approximately $4,000,000 of Series E Preferred Stock of 0-In Design Automation, Inc.

     On December 4, 2001 the Fund declared an ordinary income cash dividend of $0.044163 per share, payable on January 3, 2002, to stockholders of record at the close of business on December 10, 2001. The Fund went ex-dividend on December 6, 2001.

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
                                 Balance Sheets

                                                                             October 31,            October 31,
ASSETS                                                                           2001                  2000
     Investments in preferred stocks, at fair value
     (cost $148,886,310 and $112,554,476, respectively), (Note 2).......   $  90,926,328          $ 107,554,476
     Investments in short-term securities, at market value
     (cost $151,320,526 and $88,073,112, respectively), (Note 2) .......     151,373,377             88,159,616
     Cash and cash equivalents
     (cost $12,353,422 and $115,759,680, respectively), (Note 2) .......      12,353,422            115,760,166
     Interest receivable ...............................................         396,656                640,620
                                                                           -------------          -------------
     Total Assets ......................................................     255,049,783            312,114,878
                                                                           =============          =============

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities:
     Management fee payable, (Notes 3, 5) ..............................         578,227                668,139
                                                                           -------------          -------------

     Shareholders' Equity:
         Common Stock, $0.01 par value; 150,000,000 shares
              authorized and 16,500,000 outstanding ....................         165,000                165,000
         Additional paid in capital ....................................     311,485,000            311,485,000
         Retained deficit ..............................................     (57,178,444)              (203,261)
                                                                           -------------          -------------
     Total Shareholders' Equity ........................................     254,471,556            311,446,739
                                                                           -------------          -------------

     Total Liabilities and Shareholders' Equity ........................   $ 255,049,783          $ 312,114,878
                                                                           =============          =============

     Net Asset Value Per Share .........................................   $       15.42          $       18.88
                                                                           =============          =============


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            Statements of Operations

                                                                                                  For the Period
                                                                        For the Year Ended       March 31, 2000*
                                                                         October 31, 2001       to October 31, 2000
Investment Income:
              Interest income ..........................................   $  9,046,526              $ 9,325,822

     Operating Expenses:
              Management fees (Notes 3, 5) .............................      7,388,061                4,615,284
                                                                           ------------              -----------

     Net investment income .............................................      1,658,465                4,710,538
                                                                           ------------              -----------

     Net Realized and Unrealized Gain (Loss) on
     Investment Transactions:

     Net realized gain (loss) on
              investment transactions ..................................          5,123                     (789)

     Net unrealized depreciation on
              investment transactions ..................................    (52,994,121)              (4,913,010)
                                                                           ------------              -----------

     Net realized and unrealized loss on
              investment transactions ..................................    (52,988,998)              (4,913,799)
                                                                           ------------              -----------


     Net decrease in net assets resulting
     from operations ...................................................   $(51,330,533)             $  (203,161)
                                                                           ============              ===========

     Net decrease in net assets resulting
     from operations per share .........................................   $      (3.12)             $     (0.01)
                                                                           ============              ===========

     Dividends declared per Share ......................................   $       0.34              $        --
                                                                           ============              ===========


* Commencement of operations


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            Statements of Cash Flows

                                                                                                  For the period
                                                                        For the Year Ended        March 31, 2000*
                                                                         October 31, 2001       to October 31, 2000
Cash Flows from Operating Activities:
    Net (decrease) increase in net assets resulting from operations ....   $ (51,330,533)         $      (203,261)
    Adjustments to reconcile net cash provided by operations:
         Realized (gain) loss ..........................................          (5,123)                     789
         Net unrealized depreciation ...................................      52,994,121                4,913,010
         Changes in assets and liabilities:
              Management fee payable ...................................         (89,912)                 668,139
              Interest receivable ......................................         243,964                 (640,620)
         Purchases of preferred stock ..................................     (36,331,834)            (112,554,476)
         Purchases of short-term investments ...........................    (218,380,747)            (102,055,901)
         Purchases of cash equivalents .................................    (955,884,612)          (2,508,601,655)
         Sales/Maturities of short-term investments ....................     185,569,861               14,983,808
         Sales/Maturities of cash equivalents ..........................     925,452,721            2,507,600,333
                                                                           -------------          ---------------
         Net cash provided by (used for) operating activities ..........     (97,762,094)            (195,889,834)
                                                                           -------------          ---------------

Cash Flows from Financing Activities:
         Gross proceeds from initial public offering ...................              --              330,000,000
         Sales load ....................................................              --              (16,500,000)
         Advisory fee, Prudential Securities Incorporated ..............              --               (1,500,000)
         Deferred offering costs (Note 2) ..............................              --                 (350,000)
         Redemption of seed money ......................................              --                   (5,000)
         Distributions .................................................      (5,644,650)                      --
                                                                           -------------          ---------------
         Net cash used for financing activities ........................      (5,644,650)             311,645,000
                                                                           -------------          ---------------
Net change in cash and cash equivalents for the period .................    (103,406,744)             115,755,166
                                                                           -------------          ---------------
Cash and cash equivalents, beginning of period .........................     115,760,166                    5,000
                                                                           -------------          ---------------
Cash and cash equivalents, end of the period ...........................   $  12,353,422          $   115,760,166
                                                                           =============          ===============


* Commencement of operations.


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                        Statement of Shareholders' Equity

                                                                       Additional                             Total
                                                        Common          Paid in            Retained        Shareholders'
                                                         Stock          Capital             Deficit           Equity
                                                        ------         ----------          --------        -------------
Balance at March 31, 2000*                             $       3      $       4,997      $         --      $       5,000

Issuance of 16,500,000 shares through
   Initial public offering (Net of Offering Costs)       165,000        311,485,000                --        311,650,000
Redemption of seed shares                                     (3)            (4,997)               --             (5,000)
Net decrease in net assets from operations                    --                 --          (203,261)          (203,261)
                                                       ---------      -------------      ------------      -------------
Balance at October 31, 2000                            $ 165,000      $ 311,485,000      $   (203,261)     $ 311,446,739
                                                       ---------      -------------      ------------      -------------

Distributions from net investment income                      --                 --        (5,644,650)        (5,644,650)
Net decrease in net assets from operations                    --                 --       (51,330,533)       (51,330,533)
                                                       ---------      -------------      ------------      -------------
Balance at October 31, 2001                            $ 165,000      $ 311,485,000      $(57,178,444)     $ 254,471,556
                                                       =========      =============      ============      =============


* Commencement of operations.


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                       Selected Per Share Data and Ratios

                                                   For the Year Ended      For the Period
                                                        10/31/01        3/31/00* - 10/31/00
 Net asset value, beginning of period .............   $    18.88           $    18.89  (a)
 Income (loss) from investment operations:
    Net investment income .........................         0.10                 0.29
    Net realized and unrealized loss on investments        (3.22)               (0.30)
                                                      ----------           ----------
    Total from investment operations ..............        (3.12)               (0.01)
                                                      ----------           ----------
 Less distributions from:
    Net investment income .........................        (0.34)                  --
                                                      ----------           ----------
    Total distributions ...........................        (0.34)                  --
                                                      ----------           ----------
 Net asset value, end of period ...................   $    15.42           $    18.88
                                                      ==========           ==========
 Market Value, end of period ......................   $     9.25           $    11.50
                                                      ==========           ==========

Total Return - At NAV (b) .........................       (15.99)%              (0.05)%
Total Return - At Market (b) ......................       (17.26)%             (42.50)%(c)

Ratios and Supplemental Data:
Net assets, end of period (in thousands) ..........   $  254,472           $  311,447
Ratios to average net assets:
 Expenses (d) (Note 3) ............................         2.50%                2.50%
 Net investment income ............................         0.56%                1.49% (d)


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

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                October 31, 2001

                                                                                       Date of
                                                                                       Initial
Description                                                          Shares/Principal Investment       Cost        Value
---------------------------------------------------------------------------------------------------------------------------
Preferred Stocks-35.73% (a, b) (Note 2, 3)

    Actelis Networks Inc., Series C ...................................    1,506,025   May 2001    $ 5,000,003   $5,000,003

    Annuncio Software Inc., Series E ..................................      625,000   July 2000     5,000,000    3,750,000

    AuctionWatch.com, Inc., Series C ..................................    1,047,619   June 2000     5,500,000    2,320,267

   *BlueStar Solutions, Inc. (Formerly eOnline, Inc.):
         Series C .....................................................    1,360,544   May 2000      9,999,998    2,500,000
         Series C Warrants, expire 5/26/03 ............................      136,054   May 2000             --           --

    Cidera, Inc., Series D ............................................      857,192   Aug. 2000     7,500,001    3,750,044

    DataPlay, Inc., Series D ..........................................    2,500,000   June 2001     7,500,000    7,500,000

   *Endymion Systems, Inc., Series A ..................................    7,156,760   June 2000     7,000,000    5,250,199

   *EXP Systems, Inc., Series C .......................................    1,748,252   June 2000    10,000,002    3,750,000

   *Foliofn, Inc., Series C ...........................................    5,802,259   June 2000    15,000,000    7,500,000

    InfoImage, Inc. Series AA Preferred ...............................   11,740,340   June 2001       352,210      352,210

    InfoImage, Inc
         Common Stock Warrants, expire 6/14/06.........................   92,663,933   June 2001            --           --
         Common Stock .................................................      933,120   June 2001     2,004,480           --

    InfoImage, Inc. ...................................................
         Series C Warrants for Common
              Stock, expire 6/2/10 ....................................      259,200   June 2000            --           --

   *infoUSA.com, Inc., Series B .......................................    2,145,922   June 2000     9,999,997    6,749,998

    Ishoni Networks, Inc, Series C ....................................    2,003,607   Nov. 2000    10,000,003    7,500,102

   *IQdestination, Series B ...........................................    1,150,000   Sep. 2000     2,300,000      816,500

   *IQdestination, Series C ...........................................    1,295,775   June 2001       920,000      920,000

    Lumeta Corporation, Series A ......................................      384,615   Oct. 2000       250,000      250,000

   *MediaPrise, Inc., Series A ........................................    2,196,193   Sep. 2000     2,000,000    2,000,000

   *Pagoo, Inc., Series C .............................................    3,412,969   July 2000     9,999,999    7,542,661

   *Pagoo, Inc., Series D .............................................    2,098,636   Feb. 2001     4,000,000    4,000,000

    Personic Software, Inc., Series F .................................      512,296   May 2000     10,000,000           --

    Personic Software, Inc.:
         Series G-1 ...................................................       38,958   Nov. 2000       760,460           --
         Series G-1 Warrants, expire 10/31/05 .........................      973,950   Nov. 2000            --           --


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                October 31, 2001

                                                                       Date of
                                                                      Initial
Description                                          Shares/Principal Investment    Cost          Value
-------------------------------------------------------------------------------------------------------
Preferred Stocks (cont.)

   *ProcessClaims, Inc., Series C ..................     6,250,000   June 2001   $2,000,000   $2,000,000

    Safestone Technologies PLC, Series A ............      650,401   Dec. 2000    3,499,157    2,624,368

   *ShopEaze Systems, Inc., Series B ...............     2,097,902   May  2000    6,000,000    2,250,000

   *Sonexis, Inc. (Formerly eYak, Inc.), Series C...     2,590,674   June 2000   10,000,000    9,999,976

    Yaga, Inc., Series A ............................      300,000   Nov. 2000      300,000      600,000

    Yaga, Inc.:
         Series B ..................................     1,000,000   June 2001    2,000,000    2,000,000
         Series B Warrants, expire 6/8/04 ..........       100,000   June 2001           --           --
                                                                                -----------  -----------

Total Preferred Stocks ...................................................      148,886,310   90,926,328
                                                                                -----------  -----------


Short-Term Securities-59.49% (b)

   Corporate Bonds-4.31%

    Caterpillar Financial Services Corp.
         2.210%, 02/12/2002 ........................     7,500,000   Oct. 2001    7,452,577    7,452,577

    Ford Motor Credit Corp.
         6.500%, 02/28/2002 ........................     2,500,000   Mar. 2001    2,511,010    2,526,130

    General Motors Acceptance Corp.
         5.350%, 12/07/2001 ........................     1,000,000   June 2001    1,001,322    1,001,322
                                                                                -----------  -----------

    Total Corporate Bonds ................................................       10,964,909   10,980,029
                                                                                -----------  -----------

   Certificates of Deposit-4.74%

    Commerica BK
         5.240%, 01/11/2002 ........................     4,000,000   Jan. 2001    4,000,151    4,000,151

    National City Corp.
         2.346%, 09/24/2002 ........................     4,500,000   June 2001    4,500,000    4,500,000

    State Street CD
         3.470%, 11/13/2001 ........................     3,550,000   June 2001    3,550,000    3,550,000
                                                                                -----------  -----------

     Total Certificates of Deposit .......................................       12,050,151   12,050,151
                                                                                -----------  -----------


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                October 31, 2001

                                                                      Date of
                                                                       Initial
Description                                          Shares/Principal Investment      Cost         Value
-----------------------------------------------------------------------------------------------------------
   U.S. Government & Agency Securities-22.03%

    Federal Home Loan Banks
         5.005%, 12/04/2001 ..........................    2,000,000   June 2001    $2,002,091   $ 2,005,270

    Federal Home Loan Mortgage Corp.
         6.625%, 08/15/2002 ..........................    3,000,000   Aug. 2001     3,087,930     3,106,131

    Federal Home Loan Mortgage Disc. Cons.
         0.000%, 11/16/2001 ..........................    6,022,000   July 2001     6,013,218     6,016,430

    Federal Home Loan Mortgage Disc. Cons.
         0.000%, 12/14/2001 ..........................    7,800,000   July 2001     7,767,392     7,780,531

    Federal Home Loan Mortgage Disc. Cons.
         3.360%, 12/21/2001 ..........................   10,000,000   Aug. 2001     9,953,333     9,953,333

    Federal Home Loan Mortgage Disc. Cons.
         2.170%, 06/28/2002 ..........................    5,975,000   Oct. 2001     5,888,922     5,888,922

    Federal National Mortgage Association
         3.680%, 03/05/02 ............................    5,750,000   July 2001     5,677,116     5,677,116

    Federal National Mortgage Association  Disc. Cons
         0.000%, 01/10/2002 ..........................    6,000,000   Aug. 2001     5,960,917     5,960,917

    Federal National Mortgage Association  Disc. Cons
         0.000%, 08/09/2002 ..........................   10,000,000   Aug. 2001     9,660,894     9,660,894
                                                                                   ----------   -----------


Total U.S. Government & Agency ................................................   56,011,813     56,049,544
                                                                                   ----------   -----------

   Commercial Paper-28.41%

    ABB Treasury Centre (U.S.A), Inc.
         3.500%, 12/27/2001 ..........................    7,000,000   Aug. 2001     6,961,889     6,961,889

    Allied Irish Banks
         3.360%, 11/26/2001 ..........................    7,000,000   Aug. 2001     6,983,667     6,983,667

    American Express Co.
         3.540%, 12/20/2001 ..........................    6,345,000   July 2001     6,314,428     6,314,428

    B.M.W. U.S. Cap. Corp.
         2.480%, 12/26/2001 ..........................    2,725,000   Sept. 2001    2,714,675     2,714,675

    B.P. Amoco Cap. plc
         2.370%, 03/26/2002 ..........................    2,700,000   Oct. 2001     2,674,226     2,674,226
         2.230%, 04/03/2002 ..........................    5,000,000   Oct. 2001     4,952,613     4,952,613

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                October 31, 2001

                                                                 Date of
                                                                 Initial
Description                                    Shares/Principal Investment        Cost           Value
--------------------------------------------------------------------------------------------------------
    Commercial Paper (cont.)

    Ford Motor Credit Co.
         3.500%, 12/18/2001 ...................    4,950,000    Aug. 2001      $4,927,381     $4,927,381

    General Electric Cap Corp.
         3.220%, 12/13/2001 ...................   7,000,000     Sept. 2001      6,973,703      6,973,703

    General Motors Corp.
         3.750%, 03/04/02 .....................   3,500,000     July 2001       3,455,156      3,455,156

    M&I Marshall & Ilsley Bank
         4.320%, 05/02/2002 ...................   7,200,000     May 2001        7,199,651      7,199,651

    Pfizer, Inc.
         2.210%, 01/23/2002....................   4,200,000     Oct. 2001       4,178,600      4,178,600

    SBC Communications, Inc.
         3.370%, 11/29/2001 ...................   3,500,000     Aug. 2001       3,490,826      3,490,826

    Siemens Cap. Corp.
         2.450%, 05/06/2002 ...................   7,100,000     Oct. 2001       7,017,463      7,017,463

    Verizon Global Funding
         2.250%, 04/30/2002 ...................   4,500,000     Oct. 2001       4,449,375      4,449,375
                                                                             ------------    -----------

Total Commercial Paper.....................................................    72,293,653     72,293,653
                                                                             ------------    -----------


    Total Short Term Securities  ..........................................   151,320,526    151,373,377
                                                                             ------------    -----------


Cash and Cash Equivalents-4.86% (b)

   Commercial Paper-4.85%

    ABB Treasury Centre (USA), Inc.
         2.500%, 12/27/2001 ...................    700,000      Oct. 2001         697,278        697,278

    SBC Communications, Inc.
         2.450%, 12/19/2001 ...................  1,475,000      Sep. 2001       1,470,181      1,470,181

    Toyota Motor Credit Co.
         2.530%, 11/01/2001 ...................  7,700,000      Oct. 2001       7,700,000      7,700,000

    UBS Financial, Inc.
         3.370%, 11/20/2001....................  2,475,000      Aug. 2001       2,470,598      2,470,598
                                                                             ------------    -----------

    Total Commercial Paper.................................................    12,338,057     12,338,057
                                                                             ------------    -----------


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                October 31, 2001


                                                               Date of
                                                               Initial
Description                                 Shares/Principal  Investment        Cost           Value
--------------------------------------------------------------------------------------------------------
   Money Market Funds-0.01%

    SSgA Money Market Fund
         2.598% ...........................      15,365      Oct. 2001     $     15,365     $     15,365
                                                                           ------------     ------------

Total  Cash and Cash Equivalents .....................................       12,353,422       12,353,422
                                                                           ------------     ------------

Total  Investments ...................................................     $312,560,258     $254,653,127
                                                                           ============     ============

(a) These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)  Percentages are based on net assets of $254,471,556.

* Affiliated Issuers (Total Market Value of $55,279,334): companies in which the Fund owns at least 5% of the voting securities.


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                          Notes to Financial Statements
                                October 31, 2001


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

2. Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

     In November 2000 the American Institute of Certified Public Accountants (AICPA) issued a revised version of the AICPA Audit and Accounting Guide for Investment Companies (the "Guide"). The Fund has adopted the provisions of the Guide, which is effective for annual financial statements issued for fiscal years beginning after December 15, 2000. The Guide will require investment companies to amortize premiums and discounts on debt securities. The Fund currently follows this policy and as such the adoption of the Guide did not have any material effect on the financial statements.

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


     Cash and Cash Equivalents - For the purpose of the Statement of Cash Flows, the Fund considers all money market and all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

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

     Accounting Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

     Organizational/Offering Costs - Costs relating to the organization of the Fund were borne by meVC Advisers, Inc. Certain initial public offering costs were charged to paid-in capital upon the sale of the shares.

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

     The Adviser has entered into a sub-advisory agreement with Fleet Investment Advisors, Inc. (the "Short-Term Money Manager"). The Short-Term Money Manager provides all short-term management of the Fund's uninvested cash. The sub-advisory fees are not an additional expense to the Fund.

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

     Income dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid annually. An additional distribution may be paid by the Fund to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend. The amount and character of income and capital gain distributions are determined in accordance with income tax regulations which may differ from accounting principles generally accepted in the United States of America. These differences are due primarily to differing treatments of income and gain on various investment securities held by the Fund, timing differences and differing characterizations of distributions made by the Fund. Permanent book and tax basis differences relating to shareholder distributions will result in reclassifications and may affect the allocation between net investment income, net realized gain (loss) and paid in capital.

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

     The Fund has accrued $578,227 and $668,139 at October 31, 2001 and 2000, respectively, payable to the Adviser, of which $231,291 and $267,255, or 1% are payable to the Sub-Adviser. For the year ended October 31, 2001 and the period ended October 31, 2000, respectively, the Adviser has paid Draper Fisher Jurvetson MeVC Management Co., LLC (the "Sub-Adviser") sub-advisory fees amounting to $2,723,933 and $1,578,859, or 1% of the 2.5% management fee.

6. Concentration of Market Risk

     Financial instruments that subject the Fund to concentrations of market risk consist principally of preferred stocks, which represent approximately 35.73% of the Fund's net assets. The preferred stocks, as discussed in Note 2, consist of investments in companies with no readily determinable market values and as such are valued in accordance with the Fund's fair value policies. The Fund's investment strategy represents a high degree of business and financial risk due to the fact that the investments include entities with little operating history or entities that possess operations in new or developing industries. These investments are subject to restrictions on resale because they were acquired from the issuer in private placement transactions.

7. Portfolio Investments

     During the year ended October 31, 2001, the Fund invested approximately $28,200,000 in six new companies and made five follow-on investments in InfoImage, Inc., IQdestination, Inc., Pagoo.com, Inc., Personic Software, Inc., and Yaga, Inc. of approximately $8,132,000. During the year ended October 31, 2001, there were no changes made or additions to the initial investments in Lumeta Corporation and MediaPrise, Inc. Changes that were made to and additions that were made to the Fund's individual equity and equity-linked security investments, during the year ended October 31, 2001, were comprised of the following:

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

     On July 25, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's approximately $10,000,000 investment in the Series C Preferred Stock issue of Ishoni Networks by 25%. The Fund's investment now consists of 2,003,607 shares of Series C Preferred Stock at a valuation of $3.7433 per share.

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

     In conjunction with the Fund's investment in Series G1 Preferred Stock, the outstanding capital stock of Personic, including the Fund's investment in Series G Convertible Preferred Stock ("Series G Preferred Stock") and Series G Warrants, was automatically converted into 0.125 shares of capital stock of the same class or series, with fractional shares being rounded up (the "Recapitalization"). Subsequent to the Recapitalization, the 310,174 shares of Series G Preferred Stock and the 125,000 Series G Warrants, in total, were exchanged for 512,296 shares of Series F Convertible Preferred Stock ("Series F Preferred Stock"). Due to (i) the Valuation Committee of the Board of Directors 50% mark down, on October 27, 2000, of the valuation of the Fund's $10,000,000 investment in the Series G Preferred Stock issue, (ii) the Recapitalization, and
(iii) the Exchange, the Fund's investment in Series F Preferred Stock then consisted of 512,296 shares at a valuation of $9.76 per share.

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

     On June 13, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's approximately $10,000,000 investment in the Series F Preferred Stock issue of Personic by the remaining 50% and marked down the valuation of the Fund's approximately $760,000 investment in the Series G1 Preferred Stock issue of Personic by 100%. The Fund's investment now consists of 512,296 shares of Series F Preferred Stock at a valuation of $0.00 per share, 38,958 shares of Series G1 Preferred Stock at a valuation of $0.00 per share, and 973,950 warrants at a valuation of $0.00 per share.

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

     On June 8, 2001 the Fund entered into a $2,000,000 investment in Yaga. The Fund's investment consisted of 1,000,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") at $2.00 per share. The Fund also received 100,000 warrants to purchase 100,000 shares of Series B Preferred Stock. The warrants expire on June 8, 2004.

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

     On July 31, 2001, the Fund entered into a $100,000 investment of Series A Preferred Stock of Yaga. The Fund's investment then consisted of 300,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at $2.00 per share.

   SafeStone Technologies PLC

     On December 22, 2000, the Fund entered into approximately $3,500,000 investment in SafeStone Technologies PLC ("SafeStone"), a UK-incorporated company. The Fund's investment consists of 650,401 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at $5.38 per share. The Fund's investment also consists of a warrant for the right to subscribe at par for Series A preference shares of (pound)0.01 each in accordance with the terms of the Warrant Agreement.

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

     On October 26, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's approximately $3,500,000 investment in the Series A Preferred Stock issue of SafeStone by 25%. The Fund's investment now consists of 650,401 shares of Series A Preferred Stock at a valuation of $4.0350 per share.

     InfoImage, Inc.

     On January 29, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $2,004,480 investment in the Series C Convertible Preferred Stock ("Series C Preferred Stock") issue of InfoImage, Inc. ("InfoImage") by 50%. The Fund's Series C investment then consisted of 432,000 shares of Series C Preferred Stock at a valuation of $2.32 per share and 259,200 warrants at a valuation of $0.00 per share.

     On June 8, 2001, the Fund entered into a $345,533 investment in InfoImage. The Fund's investment consisted of a Convertible Promissory Note with a face value of $345,533. In connection with the financing, InfoImage had agreed to issue warrants to purchase either (i) a series of preferred stock or (ii) additional shares of common stock, $0.001 par value per share, in connection with future equity financings.

     On October 19, 2001, the Fund's 432,000 shares in the Series C Preferred Stock was converted into 933,120 shares of Common Stock, along with the entirety of InfoImage's Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and all other Series C Convertible Preferred Stock. This conversion was done in conjunction with the Fund's $345,533 Convertible Promissory Note being converted into 11,740,340 shares of Series AA Convertible Preferred Stock ("Series AA Preferred Stock"). The Series AA Preferred Stock ranks senior, with respect to liquidation preference, to the Common Stock and any series of Junior Preferred Stock. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series AA Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO. The warrants originally issued with the Convertible Promissory note were restated as only being eligible to convert into shares of Common Stock.

     On October 23, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's approximately $2,004,000 investment in the Common Stock issue of InfoImage by the remaining 50%. The Fund's investment now consists of 11,740,340 shares of Series AA Preferred Stock at a valuation of $0.03 per share, 933,120 shares of Common Stock at a valuation of $0.00 per share, 259,200 warrants at a valuation of $0.00, and 92,663,933 warrants at a valuation of $0.00. The warrants expire on June 2, 2010 and June 14, 2006, respectively.

     Pagoo, Inc.

     On February 26, 2001, the Fund entered into a follow-on investment of approximately $4,000,000 of Series D Convertible Preferred Stock of Pagoo, Inc ("Pagoo"). The Fund's investment consists of 2,098,636 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at $1.906 per share.

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

     AuctionWatch.com, Inc.

     On April 20, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $5,500,000 investment in the Series C
Convertible Preferred Stock ("Series C Preferred Stock") issue of AuctionWatch.com, Inc. ("AuctionWatch") by 25%. The Fund's investment then consisted of 1,047,619 shares of Series C Preferred Stock at a valuation of $3.94 per share.

     On July 25, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $5,500,000 investment in the Series C Preferred Stock issue of AuctionWatch.com, Inc. ("AuctionWatch") by another 25%. The Fund's investment then consisted of 1,047,619 shares of Series C Preferred Stock at a valuation of $2.625 per share.

     On October 23, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $5,500,000 investment in the Series C Preferred Stock issue of AuctionWatch.com, Inc. ("AuctionWatch") by another 25%. The Fund's investment now consists of 1,047,619 shares of Series C Preferred Stock at a valuation of $2.2148 per share.

     Cidera, Inc.

     On April 20, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $7,500,001 investment in the Series D Convertible Preferred Stock ("Series D Preferred Stock") issue of Cidera, Inc. ("Cidera") by 50%. The Fund's investment now consists of 857,192 shares of Series D Preferred Stock at a valuation of $4.3748 per share.

     EXP Systems, Inc. (Formerly EXP.com, Inc.)

     On April 20, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $10,000,001 investment in the Series C Convertible Preferred Stock ("Series C Preferred Stock") issue of EXP Systems, Inc. ("EXP") by 25%. The Fund's investment then consists of 1,748,252 shares of Series C Preferred Stock at a valuation of $4.29 per share.

     On October 23, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $10,000,001 investment in the Series C Preferred Stock issue of EXP Systems, Inc. ("EXP") by 50%. The Fund's investment now consists of 1,748,252 shares of Series C Preferred Stock at a valuation of $2.1450 per share.

     EXP.com, Inc. has changed its name to EXP Systems, Inc.

     Sonexis, Inc. (Formerly eYak, Inc.)

     On May 8, 2001 and as a result of its acquisition of Brooktrout Software, eYak, Inc. said that the combined company has changed its name to Sonexis, Inc.

     Actelis Networks, Inc.

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

     BlueStar Solutions, Inc. (Formerly eOnline, Inc.)

     On June 13, 2001,  eOnline,  Inc., changed its name to BlueStar  Solutions,
Inc.

     On October 23, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's approximately $10,000,000 investment in the Series C Convertible Preferred Stock ("Series C Preferred Stock") issue of BlueStar Solutions, Inc. ("BlueStar") by 75%. The Fund's investment now consists of 1,360,544 shares of Series C Preferred Stock at a valuation of $1.8375 per share and 136,054 warrants at a valuation of $0.00 per share. The warrants expire at the earlier of (i) May 26, 2003 or (ii) BlueStar's Qualified Initial Public Offering ("Qualified IPO").

     ProcessClaims

     On June 13, 2001, the Fund entered into a $2,000,000 investment in ProcessClaims ("ProcessClaims"). The Fund's investment consists of 6,250,000 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $0.32 per share.

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

     IQdestination

     On June 27, 2001, the Fund entered into a follow-on investment of $920,000 of Series C Convertible Preferred Stock in IQdestination ("IQdestination"). The Fund's investment consists of 1,295,775 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $0.71 per share.

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

     Due to the  investment  in Series C  Preferred  Stock at a lower  price per share than the Series B Convertible Preferred Stock ("Series B Preferred Stock"), the value of the Series B Preferred Stock was subsequently marked down in accordance with the valuation policies as set forth in the Fund's Registration Statement.

     Annuncio Software, Inc.

     On July 25, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $5,000,000 investment in the Series E
Convertible Preferred Stock ("Series E Preferred Stock") issue of Annuncio Software, Inc. ("Annuncio") by 25%. The Fund's investment now consists of 625,000 shares of Series E Preferred Stock at a valuation of $6.00 per share.

     FOLIOfn, Inc.

     On July 25, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $15,000,000 investment in the Series C Convertible Preferred Stock ("Series C Preferred Stock") issue of FOLIOfn, Inc. ("FOLIOfn") by 25%. The Fund's investment then consisted of 5,802,259 shares of Series C Preferred Stock at a valuation of $1.9389 per share.

     On October 26, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $15,000,000 investment in the Series C Preferred Stock issue of FOLIOfn by another 25%. The Fund's investment now consists of 5,802,259 shares of Series C Preferred Stock at a valuation of $1.2926 per share.

     ShopEaze Systems, Inc. (Formerly ShopEaze.com, Inc.)

     On July 25, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $6,000,000 investment in the Series B
Convertible Preferred Stock ("Series B Preferred Stock") issue of ShopEaze Systems, Inc. ("ShopEaze") by 25%. The Fund's investment then consisted of 2,097,902 shares of Series B Preferred Stock at a valuation of $2.15 per share.

     On October 23, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's $6,000,000 investment in the Series B Preferred Stock issue of ShopEaze by 50%. The Fund's investment now consists of 2,097,902 shares of Series B Preferred Stock at a valuation of $1.0725 per share.

     ShopEaze.com, Inc. has changed its name to ShopEaze Systems, Inc.

     infoUSA.com, Inc.

     On September 28, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's approximately $10,000,000 investment in the Series B Convertible Preferred Stock ("Series B Preferred Stock") issue of infoUSA.com, Inc. ("infoUSA.com") by 32.5%. The Fund's investment now consists of 2,145,922 shares of Series B Preferred Stock at a valuation of $3.1455 per share.

     Endymion Systems, Inc.

     On October 26, 2001, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's approximately $7,000,000 investment in the Series A Preferred Stock ("Series A Preferred Stock") issue of Endymion Systems, Inc. ("Endymion") by 25%. The Fund's investment now consists of 7,156,760 shares of Series A Preferred Stock at a valuation of $0.7336 per share.

8. Subsequent Events

     On November 29, 2001, the Fund entered into an investment of approximately $4,000,000 of Series E Preferred Stock of 0-In Design Automation, Inc.

     On December 4, 2001 the Fund declared an ordinary income cash dividend of $0.044163 per share, payable on January 3, 2002, to stockholders of record at the close of business on December 10, 2001. The Fund went ex-dividend on December 6, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of meVC Draper Fisher Jurvetson Fund I, Inc.

In our opinion, the accompanying balance sheet, including the schedule of investments, and the related statements of operations, cash flows and of shareholders' equity and the selected per share data and ratios present fairly, in all material respects, the financial position of meVC Draper Fisher Jurvetson Fund I, Inc. (the "Fund") at October 31, 2001, the results of its operations, cash flows, shareholders' equity and selected per share data and ratios for the periods indicated, in conformity with accounting principles generally accepted in the United States of America. These financial statements and selected per share data and ratios (hereafter referred to as "financial statements") are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit, which included confirmation of securities at October 31, 2001 by correspondence with the custodian, provides a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
December 7, 2001

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

     None

                                    Part III


Item 10. Directors and Executive Officers of the Registrant

Name and Occupation                                                                 Age              Since
-------------------                                                               ------            -------
John M. Grillos  *..........................................................        59               2000
Chairman of the Board, Chief Executive Officer of the Fund

Peter S. Freudenthal  *  (2)................................................        38               2000
Vice-Chairman, President, Director of the Fund

Larry J. Gerhard  (1)  (3)..................................................        60               2000
Director of the Fund

Harold E. Hughes, Jr  (1)  (3)..............................................        55               2000
Director of the Fund

Chauncey F. Lufkin  (1)  (2)  (3)...........................................        44               2000
Director of the Fund

Paul D. Wozniak  *  (2).....................................................        37               2000
Vice-President, Chief Financial Officer, Treasurer, Secretary of the Fund


*    "Interested Person" as defined in the Investment Company Act.

(1)  Member of Audit Committee.
(2)  Member of Valuation Committee.
(3)  Member of the Committee of the Independent Directors

John M. Grillos is Chairman, Chief Executive Officer and a director of the Fund. Mr. Grillos is also the Managing Member of Draper Advisers. He is also founder and Managing General Partner of ITech Partners, L.P., a seed stage information technology fund. Mr. Grillos has over thirteen years experience in information technology venture capital investing and twenty-one years of entrepreneurial, professional and managerial experience in information technology. Most recently, Mr. Grillos served as the Executive Vice President, Chief Operating Officer and is a director of SmartForce PLC (formerly CBT Group PLC), or SmartForce, a leading supplier of e-learning products with revenues exceeding $200 million. From 1997 to 1998, Mr. Grillos served as Managing Director at SoundView Venture Partners, L.P., where he was responsible for managing the venture capital business activities of SoundView Financial Group, an information technology-focused investment bank recently acquired by Wit Capital. From 1988 to 1997, Mr. Grillos was Managing Director responsible for information technology venture capital investing for Robertson, Stephens & Co., a San Francisco-based investment bank focused on high technology and high growth industries. From 1985 to 1987, Mr. Grillos served as President and Chief Operating Officer of SPSS, Inc., a leading supplier of statistical analysis, graphics and decision support software. From 1983 to 1985, Mr. Grillos served as President and Chief Executive Officer of Tesseract Corporation, a venture-backed supplier of payroll and human resource software. From 1972 to 1983, Mr. Grillos held various management positions with American Management Systems, an information technology consulting and custom application development company. For the last five of his 11 years with AMS, Mr. Grillos was Vice President and Business Unit Manager responsible for the operations of AMS on the West Coast. From 1968 to 1972, Mr. Grillos worked as a Development Manager and Principal Designer for the Institute for Computer Research, University of Chicago, where he was responsible for developing computerized control and data acquisition systems for several departments of the University. From 1965 to 1968, Mr. Grillos worked as a Staff Engineer for Bell Labs and Western Electric Company. Mr. Grillos received his M.B.A. from the University of Chicago in 1971 and his B.S. in Electrical Engineering and Computer Science from the Illinois Institute of Technology in 1969.

Peter S. Freudenthal is Vice-Chairman, President, and a director of the Fund. Mr. Freudenthal is also co-founder, President, Chief Executive Officer, and Chairman of the Board of meVC.com, Inc. and President and Chairman of the Board of meVC Advisers, Inc. Previously, Mr. Freudenthal was a Senior Biotechnology Equity Research Analyst and a Vice President with Robertson Stephens & Company. Before joining Robertson Stephens, Mr. Freudenthal also served as Director of Healthcare Research at Brean Murray & Company, a privately held investment bank in New York. Mr. Freudenthal attended the Yale School of Medicine where he focused on Neurosurgery and Trauma Surgery. Prior to medical school, Mr. Freudenthal was Senior Graduate Fellow in the Laboratory of Immunology & Cellular Physiology at The Rockefeller University in New York, as well as a National Science Foundation Fellow and a David C. Scott Foundation Fellow. From 1981 to 1985, Mr. Freudenthal was a Thomas J. Watson Scholar at the IBM Research Center in Yorktown, New York. Mr. Freudenthal received his B.S. with a double major in Molecular Biophysics & Biochemistry and Molecular Biology from Yale College.

Larry J. Gerhard is a director of the Fund. Mr. Gerhard has over 39 years of experience in the computer and electronics industries and has held senior management positions for the past 26 years. He is currently President and Chief Executive Officer at eVineyard. Prior to eVineyard, he was President, Chief Executive Officer and director of Summit Design, Inc. since January 1993 and Chairman of the Board since May 1996. Mr. Gerhard was President and Chief Executive Officer of Enterprise Communications and Computing, Inc. from November 1991 to November 1992. Before that, he was the President and Chief Executive Officer of Ventura Software, Inc. from 1989 to November 1991. Prior to that time, Mr. Gerhard was President and Chief Executive Officer of Decision Data, Inc. He began his career at North American Aviation as a programmer working on the original Apollo Missile program. After 4 years at NAA he joined Raytheon Data and his last position with Raytheon was Senior Vice President of Engineering and Operations. Mr. Gerhard received his B.S. in Electrical Engineering from West Coast University and his M.B.A. from the University of Pittsburgh, Executive M.B.A. Program.

Harold E. Hughes, Jr is a director of the Fund. Mr. Hughes is a 23-year veteran of Intel during which time he served as Treasurer, Vice President responsible for Intel's venture fund, Chief Financial Officer, and Vice President and Director of Planning and Logistics. Prior to joining Intel, he served as a U.S. Army Officer from 1968-1972. He currently serves on the board of directors of London Pacific Corp., Merant PLC and Hummingbird Communications. Mr. Hughes received his B.A. in Economics from the University of Wisconsin and his M.B.A. from the University of Michigan.

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

Paul D. Wozniak is Vice President, Chief Financial Officer, Treasurer, and Secretary of the Fund. Mr. Wozniak is also Chief Operating Officer for meVC.com, Inc. and Vice President of Operations for meVC Advisers, Inc. Mr. Wozniak has fifteen years experience in international fund management operations. Previously, Mr. Wozniak served in various operational roles, most recently as Vice President and Director, Mutual Fund Operations, at GT Global Inc./AIM Funds. At GT Global, Mr. Wozniak was responsible for the overall management of the mutual fund accounting and pricing groups for the GT Global mutual fund family, comprising over $10 billion in 37 funds invested worldwide. Mr. Wozniak also served as an officer of both GT Global Inc. and the GT Global Family of Funds. Mr. Wozniak received his B.S. in Accounting from the University of Scranton.

There is no family relationship between any director or executive officer of the Fund.

Item 11. Executive Compensation

The Fund's board does not have a standing nominating or compensation committee. meVC Advisers has agreed to pay compensation to the directors and officers for any and all services rendered to the Fund. As compensation for such services, each director who is not an officer of the Fund receives an annual fee of $4,800 paid monthly in arrears, a fee of $10,000 for each meeting of the Board of Directors, or a committee of the Board of Directors, in which each such independent director participates, whether attended in person or by telephone, and reimbursement of all out-of-pocket expenses relating to attendance at such meetings. Directors of the Fund who are "interested persons" as defined by the 1940 Act receive no compensation from the Fund.

                               Compensation Table

-----------------------------------   -----------------------------------
          Name of                             Total Compensation*
    Person, Position
-----------------------------------   -----------------------------------
Larry J. Gerhard, Director                          $108,784
-----------------------------------   -----------------------------------
Harold E. Hughes, Jr., Director                     $107,600
-----------------------------------   -----------------------------------
Chauncey F. Lufkin, Director                        $107,600
-----------------------------------   -----------------------------------


* Represents fees paid to each director during the fiscal year ended October 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL STOCKHOLDER

     The Fund does not know of any person who is a beneficial owner of more than 5% of the outstanding shares of the Fund's common stock.

OWNERSHIP OF MANAGEMENT

     The following table sets forth at October 31, 2001, the number and percentage of outstanding shares of the Fund's common stock beneficially held by
(i) each director of the Fund, and (ii) all officers and directors as a group. Under the rules of the SEC, a person is deemed to own beneficially all securities as to which that person owns or shares voting or investment power, as well as all securities which such person may acquire within 60 days through the exercise of currently available conversion rights, warrants or options. Except as otherwise indicated, the stockholders listed in the table below have sole voting and investment power with respect to the shares indicated.

                                                              Amount and Nature of Beneficial Ownership
                                                     -----------------------------------------------------------
                                                    Sole Voting and       Other Beneficial                     Percent of
   Title of Class                Name               Investment Power          Ownership           Total          Class
--------------------   ------------------------- -------------------------------------------- -------------   -------------
Common Stock           John M. Grillos                13,862.08579                0            13,862.08579        *
                       Peter S. Freudenthal                0                      0                 0              0
                       Larry J. Gerhard                    0                      0                 0              0
                       Harold E. Hughes, Jr                0                      0                 0              0
                       Chauncey F. Lufkin                  0                      0                 0              0
                       Paul D. Wozniak                     0                      0                 0              0

                       All Directors and              13,862.08579                0            13,862.08579        *
                       Officers as a group

* Indicates less than one percent.

Item 13. Certain Relationships and Related Transactions

     The Adviser, pursuant to the terms of the Investment Advisory Agreement, is responsible for the supervision of portfolio investments. Transactions between the Fund and the Adviser, including operational responsibilities, duties and compensation, are governed by the Investment Advisory Agreement. Throughout the term of the Investment Advisory Agreement, the Fund will pay to the Adviser an annual management fee of 2.5% of the Fund's average weekly net assets, payable monthly, in arrears. For the year ended October 31, 2001, the Investment Adviser earned an investment advisory fee in the aggregate amount of $7,388,061.

     The  Sub-Advisor,  pursuant  to the  terms of the  Investment  Sub-Advisory
Agreement, is responsible, on a day-to-day basis for the selection and supervision of portfolio investments. The Sub-Adviser provides all co-investment opportunities for approval by the Fund's Board of Directors. Throughout the term of the Investment Sub-Advisory Agreement, the Adviser will pay to the Sub-Adviser an annual management fee of 1.0% of the Fund's average weekly net assets, payable monthly, in arrears. For the year ended October 31, 2001, the Investment Sub-Adviser earned an investment advisory fee in the aggregate amount of $2,955,224.

     The Adviser has entered into a sub-advisory agreement with Fleet Investment Advisors, Inc. (the "Short-Term Money Manager"). The Short-Term Money Manager provides all short-term management of the Fund's uninvested cash. The sub-advisory fees are not an additional expense to the Fund.

     As  stated  above  in  Item  1  (Business---Co-Investments   and  Follow-On
Investments) and in Item 8 (Note 5 of the notes accompanying the financial statements in "Transactions with Related Parties"), the Fund co-invests in Portfolio Companies from time to time with affiliates of the Fund and the
Investment Sub-Adviser, including certain venture capital investment partnerships. The Fund's co-investments with such affiliates are subject to the terms and conditions of the exemptive order granted by the Commission, which relieves the Fund from certain provisions of the Act and permits certain joint transactions with the investment partnerships.

                                     Part IV


Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

     (a)(1)   Financial Statements                                                                    Page
              --------------------                                                                    ----
              Balance Sheets
                         October 31, 2001 and October 31, 2000                                          19

              Statement of Operations
                         For the Year Ended October 31, 2001 and
                         the Period March 31, 2000 to October 31, 2000                                  20

              Statement of Cash Flows
                         For the Year Ended October 31, 2001 and
                         the Period March 31, 2000 to October 31, 2000                                  21

              Statement of Shareholders' Equity
                         For the Period Ended March 31, 2000 to October 31, 2000 and                    22
                         the Year Ended October 31, 2001

              Selected Per Share Data and Ratios
                         For the Year Ended October 31, 2001 and
                         the Period Ended March 31, 2000 to October 31, 2000                            23

              Schedule of Investments
                         October 31, 2001                                                               24

              Notes to Financial Statements                                                             29

              Report of Independent Public Accountants                                                  39

     All other information required in the financial statement schedules has been incorporated in the financial statements or notes thereto or has been omitted since the information is not applicable, not present or not present in amounts sufficient to require submission of the schedule.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Fund during the year for which this report is filed.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                              MEVC DRAPER FISHER JURVETSON FUND I, INC.

Date: December 18, 2001       /s/  JOHN M GRILLOS
                              --------------------------------------------------
                              John M. Grillos
                              Chairman, Chief Executive Officer, Director


Date: December 18, 2001       /s/  PAUL WOZNIAK
                              --------------------------------------------------
                              Paul Wozniak
                              Vice President, Treasurer, Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                          Signature                      Title
-------                       -------------                  ------
December 18, 2001             /s/ John M. Grillos            Chairman, Chief Executive Officer, Director
----------------------------  -------------------------
                              (John M. Grillos)


December 18, 2001             /s/ Peter S. Freudenthal       Vice-Chairman, President, Director
----------------------------  -------------------------
                              (Peter S. Freduenthal)


December 18, 2001             /s/ Larry J. Gerhard           Director
----------------------------  -------------------------
                              (Larry J. Gerhard)


December 18, 2001             /s/ Harold E. Hughes, Jr.      Director
----------------------------  -------------------------
                              (Harold E. Hughes, Jr.)


December 18, 2001             /s/ Chauncey F. Lufkin         Director
----------------------------  -------------------------
                              (Chauncey F. Lufkin)


December 18, 2001             /s/ Paul D. Wozniak            Vice-President, Chief Financial Officer, Treasurer,
                                                             Secretary
----------------------------  -------------------------
                              (Paul D. Wozniak)