Form 10-Q
period 2002-01-31
MEVC DRAPER FISHER JURVESTON FUND I INC
filed 2002-03-18
CIK 1099941

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

                                       or

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

         991 Folsom Street
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 18, 2002, there were 16,500,000 shares of Registrant's common stock, $.01 par value (the "Shares"), outstanding. The net asset value of a share at January 31, 2002 was $14.06.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            (A Delaware Corporation)
                                      Index

Part I. Financial Information                                                                      Page
    Item 1.  Financial Statements
             Balance Sheets
             - January 31, 2002 and October 31, 2001.............................................    01
             Statement of Operations
             - For the Period November 1, 2001 to January 31, 2002 and
               the Period November 1, 2000 to January 31, 2001....................................   02
             Statements of Cash Flows
             - For the Period November 1, 2001 to January 31, 2002 and
               the Period November 1, 2000 to January 31, 2001....................................   03
             Statement of Shareholders' Equity
             - Period ended January 31, 2002......................................................   04
             Selected Per Share Data and Ratios
             - January 31, 2002 and October 31, 2001..............................................   05
             Schedule of Investments
             - January 31, 2002...................................................................   06
             Notes to Financial Statements........................................................   11

    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................................................   15

    Item 3. Quantitative and Qualitative Disclosure about Market Risk.............................   18

Part II. Other Information

    Item 1. Legal Proceedings.....................................................................   19

    Item 4. Submission of Matters to a Vote of Security Holders...................................   19

    Item 6. Exhibits and Reports on Form 8-K......................................................   19

SIGNATURE.........................................................................................   20

                          Part I. Financial Information


ITEM 1. FINANCIAL STATEMENTS


                    meVC Draper Fisher Jurvetson Fund I, Inc.
                                 Balance Sheets
                                   (Unaudited)

ASSETS                                                                  January 31,       October 31,
                                                                           2002              2001
Investments in preferred stocks, at fair value
      (cost $145,020,314 and $148,886,310, respectively)..........    $  69,201,166      $ 90,926,328
Investment in subordinated note, at fair value
      (cost $1,827,475 and $0, respectively)......................        1,827,475                 -
Investments in short-term securities, at market value
      (cost $143,245,275 and $151,320,526, respectively)..........      143,223,798       151,373,377
Cash and cash equivalents
      (cost $19,010,735 and $12,353,422, respectively)............       19,010,735        12,353,422
Interest receivable...............................................          391,882           396,656
                                                                      -------------     -------------
Total Assets......................................................      233,655,056       255,049,783
                                                                      =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Payable For Investments Purchased.................................        1,134,001                 -
Management fee payable............................................          535,424           578,227
                                                                       ------------      ------------
Total Liabilities                                                         1,669,425           578,227
                                                                      -------------      ------------
Shareholders' Equity:
    Common Stock, $0.01 par value; 150,000,000 shares
         authorized and 16,500,000 outstanding....................          165,000           165,000
    Additional paid in capital....................................      311,485,000       311,485,000
    Retained deficit..............................................      (79,664,369)      (57,178,444)
                                                                      -------------      ------------
Total Shareholders' Equity........................................      231,985,631       254,471,556
                                                                      -------------      ------------
Total Liabilities and Shareholders' Equity........................    $ 233,655,056      $255,049,783
                                                                      =============      ============

Net Asset Value Per Share.........................................    $       14.06      $      15.42
                                                                      =============      ============



   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                For the period       For the period
                                                November 1, 2001     November 1, 2000
                                              to January 31, 2002   to January 31, 2001
Investment Income:
         Interest income .....................    $  1,103,011         $  3,230,850
                                                  ------------         ------------

Operating Expenses:
         Management fees .....................       1,595,699            1,945,916
                                                  ------------         ------------

Net investment income ........................        (492,688)           1,284,934
                                                  ------------         ------------

Net Realized and Unrealized Gain (Loss) on
Investment Transactions:

Net realized (loss) gain on
         investment transactions .............      (3,331,053)                  76
                                                  ------------         ------------

Net unrealized depreciation on
         investment transactions .............     (17,933,494)            (934,998)
                                                  ------------         ------------

Realized and unrealized loss on
         investment transactions .............     (21,264,547)            (934,922)
                                                  ------------         ------------

Net (decrease) increase in net assets resulting
from operations...............................    $(21,757,235)        $    350,012
                                                  ============         ============

Net (decrease) increase in net assets resulting
from operations per share.....................    $      (1.32)        $       0.01
                                                  ============         ============

Dividends declared per Share..................    $       0.04         $       0.34
                                                  ============         ============


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            Statements of Cash Flows
                                  (Unaudited)


                                                                              For the period            For the period
                                                                             November 1, 2001          November 1, 2000
                                                                             to January 31, 2002     to January  31, 2001
Cash Flows from Operating Activities:
    Net (decrease) increase in net assets resulting from operations .......     $ (21,757,235)         $     350,012
    Adjustments to reconcile net cash provided by operations:
         Realized loss (gain) .............................................         3,331,053                    (76)
         Unrealized depreciation (appreciation) ...........................        17,933,494                934,998
         Changes in assets and liabilities:
              Management fee payable ......................................           (42,803)               (12,833)
              Interest receivable .........................................             4,774               (377,295)
              Investment purchased payable ................................         1,134,001                   --
         Purchases of preferred stock .....................................        (6,134,001)           (14,459,620)
         Purchases of short-term investments ..............................       (76,841,903)           (27,763,803)
         Purchases of cash equivalents ....................................      (266,565,709)          (256,158,522)
         Sales of preferred stocks ........................................         6,670,281                   --
         Sales/Maturities of short-term investments .......................        82,086,740                   --
         Sales/Maturities of cash equivalents .............................       267,567,311            298,306,495
                                                                                -------------          -------------
         Net cash provided by operating activities ........................         7,386,003                819,356
                                                                                -------------          -------------
Cash Flows from Financing Activities:
         Distributions                                                               (728,690)            (5,644,650)
                                                                                -------------          -------------
         Net cash used for financing activities ..................                   (728,690)            (5,644,650)
                                                                                -------------          -------------
Net change in cash and cash equivalents for the period ....................         6,657,313             (4,825,294)
                                                                                -------------          -------------
Cash and cash equivalents, beginning of period                                     12,353,422            115,760,166
                                                                                -------------          -------------
Cash and cash equivalents, end of the period ..............................     $  19,010,735          $ 110,934,872
                                                                                =============          =============


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)




                                                                              Additional              Total
                                                              Common            Paid in              Retained      Shareholders'
                                                               Stock            Capital               Deficit          Equity
                                                               -----            -------               -------          ------
Balance at March 31, 2000* ..............................  $           3      $       4,997      $        --        $       5,000

Issuance of 16,500,000 shares through
   Initial public offering (Net of Offering Costs)               165,000        311,485,000               --          311,650,000
Redemption of seed shares ...............................             (3)            (4,997)              --               (5,000)
Net decrease in net assets from operations ..............           --                 --             (203,261)
                                                           -------------      -------------      -------------      -------------
                                                                                                                         (203,261)
Balance at October 31, 2000 .............................  $     165,000      $ 311,485,000      $    (203,261)     $ 311,446,739
                                                           -------------      -------------      -------------      -------------

Distributions from net investment income ................           --                 --           (5,644,650)        (5,644,650)
Net decrease in net assets from operations ..............           --                 --          (51,330,533)       (51,330,533)
                                                           -------------      -------------      -------------      -------------

Balance at October 31, 2001 .............................  $     165,000      $ 311,485,000      $ (57,178,444)     $ 254,471,556
                                                           -------------      -------------      -------------      -------------

Distributions from net investment income ................           --                 --             (728,690)          (728,690)
Net decrease in net assets from operations ..............           --                 --          (21,757,235)       (21,757,235)
                                                           -------------      -------------      -------------      -------------

Balance at January 31, 2002 .............................  $     165,000      $ 311,485,000      $ (79,664,369)     $ 231,985,631
                                                           -------------      -------------      -------------      -------------

*  Commencement of operations.


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                       Selected per Share Data and Ratios

                                                                               For the Period          For the Year
                                                                              November 1, 2001            Ended
                                                                            to January 31, 2002     October 31, 2001
                                                                               (Unaudited)
    Net asset value, beginning of period...................................    $      15.42            $      18.88
    Income from investment operations:
       Net investment (loss) gain income...................................           (0.03)                   0.10
       Net realized and unrealized loss on investments.....................           (1.29)                  (3.22)
                                                                                ------------           -------------
       Total from investment operations....................................           (1.32)                  (3.12)
                                                                                ------------           -------------
    Less distributions from and in excess of:
       Net investment income...............................................           (0.04)                  (0.34)
                                                                                ------------           -------------
       Total distributions.................................................           (0.04)                  (0.34)
                                                                                ------------           -------------
    Net asset value, end of period ........................................     $     14.06            $      15.42
                                                                                ===========            ============
    Market Value, end of period ...........................................     $      9.30            $       9.25
                                                                                ===========            ============

   Total Return - At NAV (b)...............................................           (8.41)%              (15.99)%
   Total Return - At Market (b)............................................            0.99%               (17.26)%

   Ratios and Supplemental Data:
   Net assets, end of period (in thousands)................................         $ 231,986               $254,472
   Ratios to average net assets:
    Expenses (c)...........................................................            2.50%                 2.50%
    Net investment (loss) income (c).......................................             (0.77)%              0.56%


(a) Initial public offering, net of initial sales load, underwriting and offering costs of $1.11 per share.

(b) Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge. Total return for periods of less than one year is not annualized.

(c)  Annualized.


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                January 31, 2002
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                 Date of
                                                                 Initial
Description                                    Shares/Principal Investment          Cost               Fair Value
--------------------------------------------------------------------------------------------------------------------
Preferred Stocks-29.83% (a, b) (Note 2, 3)
    Actelis Networks, Inc., Series C ..........    1,506,025     May 2001        $5,000,003             $5,000,003

    Annuncio Software, Inc., Series E .........      625,000    July 2000         5,000,000              1,706,250

  * AuctionWatch.com, Inc., Common Stock ......       10,476    June 2000         5,500,000                      -

  * AuctionWatch.com, Inc., Series A ..........    6,443,188    Jan. 2002         1,134,001              1,134,001

  * BlueStar Solutions, Inc. (Formerly eOnline, Inc.):
         Series C..............................    1,360,544     May 2000         9,999,998              2,500,000
         Series C Warrants, expire 5/26/03.....       136,054    May 2000                 -                      -

    Cidera, Inc., Series D.....................      857,192    Aug. 2000         7,500,001                899,966

    DataPlay, Inc., Series D...................    2,500,000    June 2001         7,500,000              7,500,000

  * Endymion Systems, Inc., Series A ..........    7,156,760    June 2000         7,000,000              5,250,199

  * EXP Systems, Inc., Series C ...............    1,748,252    June 2000        10,000,001              2,500,000

  * Foliofn, Inc., Series C ...................    5,802,259    June 2000        15,000,000              4,999,807

    InfoImage, Inc.:
          Series AA Preferred..................   11,740,340    June 2001           352,210                      -
          Common Stock Warrants................   92,663,933    June 2001                 -                      -
          Common Stock.........................      933,120    June 2001         2,004,480                      -
          Series C Warrants for common stock,
           expire 6/2/10 ......................       259,200   June 2001                 -                      -

    Ishoni Networks, Inc., Series C ...........    2,003,607    Nov. 2000        10,000,003              5,000,001

  * IQdestination, Series B....................    1,150,000    Sep. 2000         2,300,000                816,500

  * IQdestination, Series C....................    1,295,775    June 2001           920,000                920,000

    Lumeta Corporation, Series A ..............      384,615    Oct. 2000           250,000                250,000

  * MediaPrise, Inc., Series A ................    2,196,193    Sep. 2000         2,000,000                      -

  * Pagoo, Inc., Series C .....................    3,412,969    July 2000         9,999,999              3,500,000

  * Pagoo, Inc., Series D .....................    2,098,636    Feb. 2001         4,000,000              4,000,000

    Personic Software, Inc., Series F .........       512,296    May 2000        10,000,000                      -





   The accompanying notes are an integral part of these financial statements.

                   meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                January 31, 2002
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------
                                                                 Date of
                                                                 Initial
Description                                    Shares/Principal Investment          Cost               Fair Value
-----------------------------------------------------------------------------------------------------------------------
Preferred Stocks (cont.)
    Personic Software, Inc.:
         Series G-1 ...........................       38,958    Nov. 2000          $760,460         $            -
         Series G-1 Warrants, expire 10/31/05..      973,950    Nov. 2000                 -                      -

  * Phosistor Technologies, Inc., Series B.....    6,666,667    Jan. 2002         1,000,000              1,000,000

  * ProcessClaims, Inc., Series C .............    6,250,000    June 2001         2,000,000              2,000,000

    Safestone Technologies PLC, Series A.......      650,401    Dec. 2000         3,499,157              2,624,368

  * ShopEaze Systems, Inc., Series B ..........    2,097,902     May 2000         6,000,000              1,000,070

  * Sonexis, Inc. (Formerly eYak, Inc.), Series C  2,590,674    June 2000        10,000,000             10,000,000

    Yaga, Inc., Series A.......................      300,000    Nov. 2000           300,000                600,000

    Yaga, Inc.:
         Series B..............................    1,000,000    June 2001         2,000,000              2,000,000
         Series B Warrants, expire 6/4/08......      100,000    June 2001                 -                      -
                      -


  * 0-In Design Automation, Inc., Series E ....    2,239,291    Nov. 2001        4,000,001               4,000,001
                                                                                ----------               ---------


Total Preferred Stocks.....................................................     145,020,314             69,201,166
                                                                                -----------           ------------

Subordinated Note-.79%

    InfoUSA, Inc.
         6.000%, 09/29/2003 ...................   1,827,475     Dec. 2001         1,827,475              1,827,475
                                                                             --------------         --------------

Short-Term Securities-61.74% (b)

   Corporate Bonds-6.85%                                                                                     Value
                                                                                                             -----
    Caterpillar Financial Services Corp.
         2.210%, 02/12/2002 ...................   7,500,000     Oct. 2001         7,494,936              7,494,935

    CIT Group Holdings, Inc.
         6.375%, 11/15/2002 ...................    3,000,000    Dec. 2001         3,089,014              3,072,993

    Ford Motor Credit Corp.
         6.500%, 02/28/2002 ...................   2,500,000     Mar. 2001         2,502,498              2,505,893

    Public Service Electric Gas Co.
         7.190%, 09/06/2002....................  2,745,000      Nov. 2001         2,811,492              2,815,360
                                                                             --------------         --------------

    Total Corporate Bonds .................................................      15,897,940            15,889,181
                                                                             --------------         -------------



   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                January 31, 2002
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                 Date of
                                                                 Initial
Description                                    Shares/Principal Investment          Cost                 Value
------------------------------------------------------------------------------------------------------------------
  Certificates of Deposit-1.94%
    National City Corp.
         2.346%, 09/24/2002 ...................    4,500,000    June 2001        $4,500,000             $4,500,000
                                                                             --------------         --------------

   U.S. Government & Agency Securities-23.80%

    Federal Home Loan Bank Disc. Cons.
         1.820%, 06/19/2002 ...................    7,800,000    Dec. 2001         7,745,582              7,745,582

    Federal Home Loan Mortgage Disc. Cons.
         0.000%, 06/20/2002 ...................    7,000,000    Jan. 2002         6,953,512              6,953,513

    Federal Home Loan Mortgage Corp.
         6.625%, 08/15/2002 ...................    3,000,000    Aug. 2001         3,087,930              3,075,213

    Federal Home Loan Mortgage Disc. Cons.
         2.170%, 06/28/2002 ...................    5,975,000    Oct. 2001         5,922,057              5,922,057

    Federal National Mortgage Association Disc. Cons.
         1.920%, 08/09/2002 ...................    4,850,000    Dec. 2001         4,801,112              4,801,112

    Federal National Mortgage Association Disc. Cons.
         3.410%, 08/09/2002 ...................    10,000,000   Dec. 2001         9,660,894              9,660,894

    Federal National Mortgage Association
         3.680%, 03/05/02 .....................    5,750,000    July 2001         5,731,191              5,731,191

    Federal National Mortgage Association  Disc. Cons.
         1.950%, 04/11/2002 ...................    4,375,000    Nov. 2001         4,358,649              4,358,648

    Federal National Mortgage Association  Disc. Cons.
         1.990%, 05/09/2002 ...................    7,000,000    Nov. 2001         6,962,466              6,962,466
                                                                             --------------         --------------

Total U.S. Government & Agency ............................................      55,223,393             55,210,676
                                                                              -------------         --------------
   Commercial Paper-29.15%
    Allied Irish Banks
         1.780%, 3/11/2002 ....................   1,000,000     Dec. 2001           998,121                998,121

    Aventis
         1.710%, 04/15/2002 ...................  6,800,000      Jan. 2002         6,776,421              6,776,421

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                January 31, 2002
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                 Date of
                                                                 Initial
Description                                    Shares/Principal Investment          Cost               Value
--------------------------------------------------------------------------------------------------------------------
    Commercial Paper (cont.)

    B.P. Amoco Cap. PLC
         2.370%, 03/26/2002 ...................   2,700,000     Oct. 2001        $2,690,579             $2,690,579

    B.P. Amoco Cap. PLC
         2.230%, 04/03/2002 ...................    5,000,000    Oct. 2001         4,981,107              4,981,107

    CDC Commercial
         1.870%, 03/07/2002 ...................    2,175,000    Dec. 2001         2,171,159              2,171,159

    General Electric Cap Corp.
         1.970%, 09/10/2002 ...................   7,000,000     Dec. 2001         6,915,345              6,915,345

    General Motors Corp.
         3.750%, 03/04/02 .....................   3,500,000     July 2001         3,488,698              3,488,698

    Lloyds Bank PLC
         1.590%, 04/15/2002 ...................   7,000,000     Jan. 2002         6,977,431              6,977,431

    M&I Marshall & Ilsley Bank
         4.320%, 05/02/2002 ...................   7,200,000     May 2001          7,199,828              7,199,828

    Morgan, JP Chase
         1.820%, 04/02/2002....................  1,990,000      Dec. 2001         1,983,964              1,983,964

    Nestles Capital Corp.
         2.000%, 03/21/2002....................  5,175,000      Nov. 2001         5,161,200              5,161,200

    SBC International, Inc.
         1.780%, 05/03/2002 ...................  3,775,000      Jan. 2002         3,758,014              3,758,014

    Siemens Cap. Corp.
         2.450%, 05/06/2002 ...................   7,100,000     Oct. 2001         7,058,288              7,058,287

    Verizon Global Funding
         1.810%, 04/18/2002 ...................   3,000,000     Dec. 2001         2,988,537              2,988,537

    Verizon Global Funding
         2.250%, 04/30/2002 ...................   4,500,000     Oct. 2001         4,475,250              4,475,250
                                                                             --------------         --------------

Total Commercial Paper.....................................................      67,623,942             67,623,941
                                                                             --------------         --------------
    Total Short Term Securities  ..........................................     143,245,275            143,223,798
                                                                             --------------         --------------

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                January 31, 2002
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                 Date of
                                                                 Initial
Description                                    Shares/Principal Investment          Cost               Value
---------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents-8.20% (b)
   Commercial Paper-8.19%

    Citicorp
         1.770%, 02/05/2002 ...................  7,000,000      Jan. 2002        $6,998,623             $6,998,623

    American Express Co.
         1.780%, 02/14/2002 ...................  7,000,000      Jan. 2002         6,995,501              6,995,501

    JPMO Chase
         1.980%, 02/01/2002 ...................  5,000,000      Nov. 2001         5,000,000              5,000,000
                                                                             --------------         --------------

    Total Commercial Paper................................................       18,994,124             18,994,124
                                                                             --------------         --------------

   Money Market Funds-0.01%

    SSgA Money Market Fund
         1.747% ...................................   16,611    Jan. 2002            16,611                 16,611
                                                                             --------------          -------------


Total  Cash and Cash Equivalents  ........................................       19,010,735             19,010,735
                                                                             --------------        ---------------
Total  Investments .......................................................   $  309,103,799          $ 233,263,174
                                                                             ==============          =============

(a) These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)  Percentages are based on net assets of $231,985,631.

* Affiliated Issuers (Total Market Value of $43,620,578): companies in which the Fund owns at least 5% of the voting securities.

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                          Notes to Financial Statements
                                January 31, 2002
                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2001, as filed with the Securities and Exchange Commission (File No. 814-00201).

2. Concentration of Market Risk

     Financial instruments that subject the Fund to concentrations of market risk consist principally of preferred stocks, which represent approximately 29.83% of the Fund's net assets. The preferred stocks, as discussed in Note 3, consist of investments in companies with no readily determinable market values and as such are valued in accordance with the Fund's fair value policies. The Fund's investment strategy represents a high degree of business and financial risk due to the fact that the investments include entities with little operating history or entities that possess operations in new or developing industries. These investments are subject to restrictions on resale because they were acquired from the issuer in private placement transactions.

3. Portfolio Investments

       During the three months ended January 31, 2002, the Fund invested approximately $5,000,000 in two companies, made one follow-on investments in AuctionWatch.com, Inc. of approximately $1,134,000 and had one portfolio company exit event with proceeds of $6,670,282 and a realized loss of $3,329,714 in the sale of infoUSA.com, Inc. to it's parent entity. Changes to and additions to the Fund's individual equity and equity-linked security investments, during the three months ended January 31, 2002, were comprised of the following:

   AuctionWatch.com, Inc.

     On November 19, 2001, the Valuation Committee of the Board of Directors marked down the remaining valuation of the Fund's investment in the Series C Convertible Preferred Stock ("Series C Preferred Stock") issue of AuctionWatch.com, Inc. ("AuctionWatch") by 11%. The Fund's investment then consisted of 1,047,619 shares of Series C Preferred Stock at a valuation of $1.9688 per share.

     On January 31, 2002 the Fund entered into a follow-on investment of $1,134,001 of Series A Convertible Preferred Stock ("Series A Preferred Stock") of AuctionWatch. The Series A Preferred Stock ranks senior, with respect to liquidation preference, to the Common Stock and any series of Junior Preferred Stock. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series A Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

     Pursuant to the terms of the financing, the Series C Preferred Stock was converted into 10,476 shares of Common Stock, along with the entirety of AuctionWatch's Series A Convertible Preferred Stock, Series B Convertible Preferred Stock , and all other Series C Convertible Preferred Stock. The Fund's investment now consists of 10,476 shares of Common Stock at a valuation of $0.00 per share and 6,443,188 shares of Series A Preferred Stock at a valuation of $0.176 per share.

   0-In Design Automation, Inc.

     On November 29, 2001 the Fund entered into approximately a $4,000,000 investment in 0-In Design Automation, Inc.. ("0-In"). The Fund's investment consists of 2,239,291 shares of Series E Convertible Preferred Stock (Series E Preferred Stock") at $1.78628 per share.

     The Series E Preferred Stock ranks senior, with respect to liquidation preference, to any series of Preferred Stock issued prior to the Series E and senior to the Common Stock. In the event of a Qualified IPO, the Series E Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   infoUSA.com, Inc.

     On December 29, 2001 the Fund agreed to the assets of infoUSA.com, Inc. being acquired by infoUSA, Inc., the parent company of infoUSA.com, Inc. In return, the Fund received proceeds of $6,670,282.47 made up of $4,842,807.82 in cash and $1,827,474.65 in the form of a promissory note from infoUSA, Inc. The Fund shall receive interest on the unpaid principal balance of the Note at the rate of six percent per annum, paid quarterly. The Note is due and payable on September 29, 2003. The entire transaction resulted in a realized loss of $3,329,714.53 for the Fund.

   Annuncio Software, Inc.

     On January 15, 2002, the Valuation Committee of the Board of Directors marked down the remaining valuation of the Fund's investment in the Series E Convertible Preferred Stock ("Series E Preferred Stock") issue of Annuncio Software, Inc. ("Annuncio") by 55%. The Valuation Committee's decision was based on the announcement of an impending acquisition of Annuncio by PeopleSoft, Inc. The Fund's investment now consists of 625,000 shares of Series E Preferred Stock at a valuation of $2.73 per share which is believed to be what the Fund will receive at the completion of the acquisition.

   Phosistor Technologies, Inc.

     On January 24, 2002 the Fund entered into a $1,000,000 investment in Phosistor Technologies, Inc. ("Phosistor"). The Fund's investment consists of 6,666,667 shares of Series B Convertible Preferred Stock (Series B Preferred Stock") at $0.15 per share.

     The Series B Preferred Stock ranks pari passu, with respect to liquidation preference, to any series of Preferred Stock issued prior to the Series B and senior to the Common Stock. In the event of a Qualified IPO, the Series B Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

   Cidera, Inc.

     On January 31, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Convertible Preferred Stock issue of Cidera, Inc. ("Cidera") by 76%. The Fund's investment now consists of 857,192 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at a valuation of $1.0499 per share.

   EXP Systems, Inc.

     On January 31, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Convertible Preferred Stock issue of EXP Systems, Inc. ("EXP") by 33%. The Fund's investment now consists of 1,748,252 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at a valuation of $1.43 per share.

   Foliofn, Inc.

     On January 31, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Convertible Preferred Stock issue of Foliofn, Inc. ("Foliofn") by 33%. The Fund's investment now consists of 5,802,259 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at a valuation of $0.8617 per share.

   InfoImage, Inc.

     On January 31, 2002, the Valuation Committee of the Board of Directors marked down the value of the Fund's investment in the Series AA Convertible Preferred Stock issue of InfoImage, Inc. ("InfoImage") by 100%. The Fund's investment now consists of 933,120 shares of Common Stock at a valuation of $0.00, 11,740,340 shares of Series AA Convertible Preferred Stock ("Series AA Preferred Stock") at a valuation of $0.00 per share, 92,663,933 Common Stock warrants at a valuation of $0.00 and 259,200 Series C Warrants for Common Stock at a valuation of $0.00.

   Ishoni Networks, Inc.

     On January 31, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Convertible Preferred Stock issue of Ishoni Networks, Inc. ("Ishoni") by 33%. The Fund's investment now consists of 2,003,607 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at a valuation of $2.4955 per share.

   MediaPrise, Inc.

     On January 31, 2002, the Valuation Committee of the Board of Directors marked down the value of the Fund's investment in the Convertible Preferred Stock issue of MediaPrise, Inc. ("MediaPrise") by 100%. The Fund's investment now consists of 2,196,193 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at a valuation of $0.00 per share.

   Pagoo, Inc.

     On January 31, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Series C Convertible Preferred Stock issue of Pagoo, Inc. ("Pagoo") by 54%. The Fund's investment now consists of 3,412,969 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at a valuation of $1.0255 per share and 2,098,636 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at a valuation of $1.906 per share.

   ShopEaze Systems, Inc.

     On January 31, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Convertible Preferred Stock issue of ShopEaze Systems, Inc. ("ShopEaze") by 56%. The Fund's investment now consists of 2,097,902 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") at a valuation of $0.4767 per share.


4. Subsequent Events

     On February 5, 2002 the Fund entered into a follow-on investment of approximately $300,000 of Series C1 Convertible Preferred Stock of IQdestination. Due to the investment in Series C1 Preferred Stock at a lower price per share than the Series B Convertible Preferred Stock ("Series B Preferred Stock") and the Series C Convertible Preferred Stock ("Series C Preferred Stock"), the values of the Series B Preferred Stock and the Series C Preferred Stock were subsequently marked down. Pursuant to the terms of the financing, the markdown only considers the anti-dilutive covenants of the Series C Preferred Stock as contained in IQdestination's Articles of Incorporation.

     On February 13, 2002 the Fund entered into a follow-on investment of approximately $30,300 in the form of a Convertible Promissory Note with Lumeta Corporation.

     On February 28, 2002 the Fund entered into a follow-on investment of approximately $3,000,000 of Series D Convertible Preferred Stock of BlueStar Solutions, Inc.

     At a meeting held on February 4, 2002, the Board, including all of the directors that are not "interested persons" as that term is defined in the Investment Company Act of 1940 ("Independent Directors") decided not to renew the contract for Fleet Investment Advisors to manage the Fund's cash and short-term, interest-bearing investments ("Temporary Investments.") Those services will continue to be provided to the Fund by meVC Advisers, Inc. ("meVC Advisers") beginning no later than April 1, 2002.

     At the same meeting held on February 4, 2002, the Board, including all of the Independent Directors, approved a new investment advisory agreement in place of the investment advisory agreement between meVC Advisers and the Fund, dated March 27, 2000. As under the current investment advisory agreement between the Fund and meVC Advisers, meVC Advisers will be responsible for managing the Fund's day-to-day operations and administration, including its accounting, finance, marketing, record-keeping and regulatory compliance. In addition, meVC Advisers will manage the Fund's Temporary Investments, provide or make available significant managerial assistance and guidance to the companies in which the Fund invests and, from time to time, identify and recommend potential investment opportunities for consideration by the Fund and other advisers to the Fund, including Draper Fisher Jurvetson MeVC Management Co. LLC ("Draper Advisers"). The Fund is currently seeking shareholder approval of the proposed meVC Advisers Agreement at its annual meeting of shareholders to be held on March 27, 2002.

     At the same meeting held on February 4, 2002, the Board, including all of the Independent Directors, approved a new investment advisory agreement between Draper Advisers and the Fund in place of the current sub-advisory agreement between meVC Advisers and Draper Advisers, dated March 27, 2000. Although the proposed agreement is directly with the Fund rather than with meVC Advisers as primary investment adviser, the services to be provided by Draper Advisers to the Fund will not change. Draper Advisers will continue to be responsible for identifying, structuring and negotiating investments for the Fund, other than the Fund's Temporary Investments, in accordance with the Fund's investment objectives and policies and for monitoring and assisting the portfolio companies in which the Fund invests. The Fund is currently seeking shareholder approval of the proposed Draper Advisers Agreement at its annual meeting of shareholders to be held on March 27, 2002.

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

Results of Operations
---------------------

     The Fund began operations upon the completion of an initial public offering on March 31, 2000. Since inception, the Fund has operated in a depressed market with an economy experiencing a mild recession. The Fund, along with many other venture capital funds launched in the same time period, have not yielded the returns historically experienced in the venture capital community. The Fund's principal investment objective remains the realization of long-term capital appreciation from investing primarily in equity and equity-linked debt securities of private companies. Pending the completion of equity and equity-linked debt security investments that meet the Fund's investment objective, available funds are invested in short-term securities. Despite these early setbacks, Management continues to be optimistic about the venture capital investment climate and the Fund's market opportunities in the long-term, considering the Fund's significant cash position to fund future investments.

Liquidity and Capital Resources
-------------------------------

     At January 31, 2002, the Fund had $69,201,166 of its net assets (the value of total assets less total liabilities) of $231,985,631 invested in portfolio securities of 23 companies, $1,827,475 in a subordinated note and $162,234,533 of its net assets invested in temporary investments consisting of Certificates of Deposit, commercial paper, money market funds, and U.S. government and agency securities. Current balance sheet resources are believed to be sufficient to finance any future commitments.

     Net cash provided by operating activities was $7,386,003 for the three months ended January 31, 2002, and $819,356 for the three months ended January 31, 2001.

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

Investment Income and Expenses
------------------------------

     Net investment (loss) income after all operating expenses amounted to $(492,688) for the three months ended January 31, 2002, and $1,284,934 for the three months ended January 31, 2001. As the Fund continues to invest in preferred stock of portfolio companies, fewer assets are available to invest in short-term, interest-bearing securities.

     The Adviser receives management fee compensation at an annual rate of 2.5 percent of the average weekly net assets of the Fund, paid monthly in arrears. Such fees amounted to $1,595,699 for the three months ended January 31, 2002, and $1,945,916 for the three months ended January 31, 2001.

Unrealized Appreciation and Depreciation of Portfolio Securities
----------------------------------------------------------------

     For the three months ended January 31, 2002, the Fund had a net unrealized depreciation of $17,933,494. Such depreciation resulted mainly from the Board of Directors' decision to mark down the value of the Fund's investments in Annuncio Software, Inc., AuctionWatch.com, Inc., Cidera, Inc., EXP Systems, Inc., Foliofn, Inc., InfoImage, Inc., Ishoni Networks, Inc., MediaPrise, Inc., Pagoo, Inc., ShopEaze Systems, Inc. To date the Fund's retained deficit is ($79,664,369) and is primarily due to the Board of Director's decision to markdown the valuations of certain portfolio company investments, as private companies witnessed a decline in valuations similar to that of public companies.

Realized Gain and Loss on Portfolio Securities
----------------------------------------------

     For the three months ended January 31, 2002, the Fund had a net realized loss of $3,331,053. Such loss was realized mainly from the transaction involving the assets of infoUSA.com, Inc. being acquired by infoUSA, Inc., the parent company of infoUSA.com, Inc. In return, the Fund received proceeds of $6,670,282.47 on its original investment of approximately $10,000,000, resulting in a realized loss of $3,329,714.53 for the Fund.

Dividends
---------

     On December 4, 2001, the Fund announced an ordinary income cash dividend of $0.044163 per share, payable on January 3, 2002, to stockholders of record at the close of business on December 10, 2001. The Fund went ex-dividend on December 6, 2001. Distributions can be made payable by the Fund in the form of either a cash distribution or a stock dividend. On the Fund's ex-dividend date, the Fund was trading on the New York Stock Exchange (the "NYSE") at a discount to net asset value. In accordance with the Dividend Reinvestment Plan, the Dividend Distribution Agent purchased shares on the open market of the NYSE for those shareholders electing to take their distributions in the form of stock dividends.

Portfolio Investments
---------------------

     At January 31, 2002, the cost of equity and equity-linked security investments made by the Fund to date was $145,020,314, and their aggregate market value was estimated to be $69,201,166. While the current values of certain Portfolio Companies have been reduced, Management believes that many of the companies identified have upside potential for long-term growth in sales and earnings. The Sub-Adviser continuously evaluates opportunities to maximize the valuation of its investments. In that regard the Sub-Adviser will periodically evaluate potential acquisitions, financing transactions, initial public offerings, strategic alliances and sale opportunities involving the Fund's Portfolio Companies. These transactions and activities are generally not disclosed to the Fund's shareholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. Any such pending transaction could have an impact on the valuation of an investment, however, which may be adjusted prior to the transaction's being publicly announced or completed.

Subsequent Events
-----------------

     On February 5, 2002 the Fund entered into a follow-on investment of approximately $300,000 of Series C1 Convertible Preferred Stock of IQdestination. Due to the investment in Series C1 Preferred Stock at a lower price per share than the Series B Convertible Preferred Stock ("Series B Preferred Stock") and the Series C Convertible Preferred Stock ("Series C Preferred Stock"), the values of the Series B Preferred Stock and the Series C Preferred Stock were subsequently marked down. Pursuant to the terms of the financing, the markdown only considers the anti-dilutive covenants of the Series C Preferred Stock as contained in IQdestination's Articles of Incorporation.

      On February 13, 2002 the Fund entered into a follow-on investment of approximately $30,300 in the form of a Convertible Promissory Note with Lumeta Corporation.

     On February 28, 2002 the Fund entered into a follow-on investment of approximately $3,000,000 of Series D Convertible Preferred Stock of BlueStar Solutions, Inc.

     At a meeting held on February 4, 2002, the Board, including all of the Independent Directors decided not to renew the contract for Fleet Investment Advisors to manage the Fund's cash temporary investments. Those services will continue to be provided to the Fund by meVC Advisers beginning no later than April 1, 2002.

     At the same meeting held on February 4, 2002, the Board, including all of the Independent Directors, approved a new investment advisory agreement in place of the investment advisory agreement between meVC Advisers and the Fund, dated March 27, 2000. As under the current investment advisory agreement between the Fund and meVC Advisers, meVC Advisers will be responsible for managing the Fund's day-to-day operations and administration, including its accounting, finance, marketing, record-keeping and regulatory compliance. In addition, meVC Advisers will manage the Fund's Temporary Investments, provide or make available significant managerial assistance and guidance to the companies in which the Fund invests and, from time to time, identify and recommend potential investment opportunities for consideration by the Fund and other advisers to teh Fund, including Draper Advisers. The Fund is currently seeking shareholder approval of the proposed meVC Advisers Agreement at its annual meeting of shareholders to be held on March 27, 2002.

     At the same meeting held on February 4, 2002, the Board, including all of the Independent Directors, approved a new investment advisory agreement between Draper Advisers and the Fund in place of the current sub-advisory agreement between meVC Advisers and Draper Advisers, dated March 27, 2000. Although the proposed agreement is directly with the Fund rather than with meVC Advisers as primary investment adviser, the services to be provided by Draper Advisers to the Fund will not change. Draper Advisers will continue to be responsible for identifying, structuring and negotiating investments for the Fund, other than the Fund's Temporary Investments, in accordance with the Fund's investment objectives and policies and for monitoring and assisting the portfolio companies in which the Fund invests. The Fund is currently seeking shareholder approval of the proposed Draper Advisers Agreement at its annual meeting of shareholders to be held on March 27, 2002.

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

                           Part II. Other Information
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS

     On February 20, 2002, a complaint was filed in the United States District Court District of Delaware against meVC Advisers by the plaintiff, a shareholder of the Fund. The complaint alleges that the fees received by meVC Advisers from the Fund for fiscal year 2001 were excessive, in violation of Section 36(b) of the Investment Company Act of 1940. The complaint names the Fund as a so-called "nominal" defendant for purposes of effectuating the relief sought by the complaint. Neither Draper Advisers nor any of the Fund's directors or officers is named as a defendant in the case. meVC Advisers denies liability, believes the case is without merit and along with the Fund intends to vigorously defend against the plaintiff's allegations. Subsequent to filing the complaint, the plaintiff made a demand on the Fund for a list of its shareholders. The Fund anticipates complying with this request.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On February 25, 2002, the Fund filed its definitive proxy statement for its Annual Meeting of Shareholders to be held on March 27, 2002. At the meeting the shareholders will be asked to (i) reelect Larry J Gerhard as a director until his term expires in 2005 or until his successor is elected and qualified, (ii) approve the revised advisory agreement between meVC Advisers, Inc. ("meVC Advisers") and the Fund, the terms of which are substantially similar to the Fund's previous agreement with meVC Advisers, and (iii) approve a new investment advisory agreement between the current sub-advisor, Draper Fisher Jurvetson MeVC Management Co., LLC ("Draper Advisers") and the Fund, the terms of which are substantially similar to the previous investment sub-advisory agreement between meVC Advisers and Draper Advisers. The Board of Directors recommends voting FOR the proposals.
     On March 12, 2002, the Fund filed an addendum to the proxy statement disclosing a complaint filed in the United States District Court District of Delaware against meVC Advisers by the plaintiff, a shareholder of the Fund. meVC Advisers denies liability, believes the case is without merit and along with the Fund intends to vigorously defend against the plaintiff's allegations.

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

                              MEVC DRAPER FISHER JURVETSON FUND I, INC.

   Date: March 18, 2002       /s/ JOHN M GRILLOS
                              -------------------------------------------
                              John M. Grillos
                              Chairman, Chief Executive Officer, Director


   Date: March 18, 2002       /s/ PAUL WOZNIAK
                              -------------------------------------------
                              Paul Wozniak
                              Vice President, Treasurer, Chief Financial Officer