Form 10-Q
period 2002-04-30
MEVC DRAPER FISHER JURVESTON FUND I INC
filed 2002-06-07
CIK 1099941

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

                                       or

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

       Title of each class                        Name of each exchange on which
                                                              registered
           Common Stock                               New York Stock Exchange
       -------------------                        ------------------------------

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 6, 2002, there were 16,500,000 shares of Registrant's common stock, $.01 par value (the "Shares"), outstanding. The net asset value of a share at April 30, 2002 was $13.62.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            (A Delaware Corporation)
                                      Index

                                                                                   Page
Part I. Financial Information
        Item 1. Financial Statements
                Balance Sheets
                -   April 30, 2002 and October 31, 2001..........................   01
                Statement of Operations
                -   For the Period November 1, 2001 to April 30, 2002............   02
                Statement of Operations
                -   For the Quarter February 1, 2002 to April 30, 2002 and
                    the Quarter February 1, 2001 to April 30, 2001...............   03
                Statements of Cash Flows
                -   For the Period November 1, 2001 to April 30, 2002 and
                    the Period November 1, 2000 to April 30, 2001................   04
                Statement of Shareholders' Equity
                -   Period ended April 30, 2002..................................   05
                Selected Per Share Data and Ratios
                -   For the Period ended April 30, 2002 and
                    the Year ended October 31, 2001..............................   06
                Schedule of Investments
                -   April 30, 2002...............................................   07
                Notes to Financial Statements....................................   12

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations..............................   17

        Item 3. Quantitative and Qualitative Disclosure about Market Risk........   20

Part II. Other Information

        Item 1. Legal Proceedings................................................   21

        Item 4. Submission of Matters to a Vote of Security Holders..............   21

        Item 6. Exhibits and Reports on Form 8-K.................................   21

SIGNATURE........................................................................   23

                          Part I. Financial Information
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS


                    meVC Draper Fisher Jurvetson Fund I, Inc.
                                 Balance Sheets
                                   (Unaudited)


ASSETS                                                                   April 30,                October 31,
                                                                           2002                       2001
Investments in preferred stocks, at fair value
     (cost $158,320,312 and $148,886,310, respectively)..........     $  75,814,533              $  90,926,328
Investments in short-term securities, at market value
     (cost $91,312,758 and $151,320,526, respectively)...........        91,227,166                151,373,377
Cash and cash equivalents
     (cost $55,934,040 and $12,353,422, respectively)............        55,934,040                 12,353,422
Subordinated notes (cost $1,857,778 and $0, respectively).........        1,857,778                          -
Interest receivable...............................................          344,749                    396,656
                                                                      -------------              -------------
Total Assets......................................................      225,178,266                255,049,783
                                                                      =============              =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Management fee payable............................................          472,351                    578,227
                                                                      -------------              -------------

Shareholders' Equity:
   Common Stock, $0.01 par value; 150,000,000 shares
      authorized and 16,500,000 outstanding....................             165,000                    165,000
   Additional paid in capital....................................       311,485,000                311,485,000
   Retained deficit..............................................       (86,944,085)               (57,178,444)
                                                                      -------------              -------------
Total Shareholders' Equity........................................      224,705,915                254,471,556
                                                                      -------------              -------------

Total Liabilities and Shareholders' Equity........................    $ 225,178,266              $ 255,049,783
                                                                      =============              =============

Net Asset Value Per Share.........................................    $       13.62              $       15.42
                                                                      =============              =============





   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Statement of Operations
                for the Period November 1, 2001 to April 30, 2002
                                   (Unaudited)

Investment Income:
       Interest income.................................       $   1,969,807
       Dividend income.................................               9,745
                                                              -------------

Total Investment Income................................           1,979,552
                                                              -------------
Operating Expenses:
       Management fees.................................           3,004,704
                                                              -------------

Net Investment Loss....................................          (1,025,152)
                                                              -------------
Net Realized and Unrealized Loss On
Investment Transactions:

Net realized loss on
       investment transactions.........................          (3,327,559)
                                                              -------------
Net unrealized depreciation on
       investment transactions.........................         (24,684,240)
                                                              -------------
Realized and unrealized loss on
       investment transactions.........................         (28,011,799)
                                                              -------------
Net Decrease in Net Assets Resulting
From Operations........................................       $ (29,036,951)
                                                              =============
Net decrease in net assets resulting
from operations per share..............................       $       (1.76)
                                                              =============

Dividends declared per Share...........................       $        0.04
                                                              =============










   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                                    For the quarter     For the quarter
                                                                   February 1, 2002     February 1, 2001
                                                                   to April 30, 2002    to April 30, 2001
Investment Income:
       Interest income..........................................     $     866,796       $   2,547,335
       Dividend Income..........................................             9,745                   -
                                                                     -------------       -------------
Operating Expenses:
       Management fees..........................................         1,409,005           1,852,440
                                                                     -------------       -------------

Net Investment (loss) Income....................................          (532,464)            694,895
                                                                     -------------       -------------
Net Realized and Unrealized Gain (Loss) On
Investment Transactions:

Net realized gain (loss) on
       investment transactions..................................             3,494                (179)
                                                                     -------------       -------------
Net unrealized depreciation on
       investment transactions..................................        (6,750,746)        (10,574,867)
                                                                     -------------       -------------
Realized and unrealized loss on
       investment transactions..................................        (6,747,252)        (10,575,046)
                                                                     -------------       -------------
Net decrease in net assets resulting
from operations.................................................     $  (7,279,716)      $  (9,880,151)
                                                                     =============       =============
Net decrease in net assets resulting
from operations per share.......................................     $      (0.44)       $       (0.59)
                                                                     =============       =============

Dividends declared per Share....................................     $        0.00       $        0.00
                                                                     =============       =============




   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                  For the period      For the period
                                                                 November 1, 2001    November 1, 2000
                                                                to April 30 , 2002   to April 30, 2001
Cash Flows From Operating Activities:
  Net decrease in net assets resulting from operations..........  $ (29,036,951)      $  (9,530,139)
  Adjustments to reconcile net cash provided by operations:
      Realized loss.............................................      3,327,559                 103
      Unrealized depreciation...................................     24,684,240          11,509,865
      Changes in assets and liabilities:
         Management fee payable.................................       (105,876)            (48,764)
         Interest receivable....................................         51,907            (117,240)
      Purchases of preferred stock..............................    (19,434,000)        (18,459,620)
      Purchases of short-term investments.......................    (87,624,636)        (41,738,489)
      Purchases of cash equivalents.............................   (514,727,530)       (545,305,913)
      Sales of preferred stocks.................................      6,670,283                   -
      Sales/Maturities of short-term investments................    145,053,578          84,746,261
      Sales/Maturities of cash equivalents......................    515,450,734         535,900,873
                                                                  -------------       -------------
      Net cash provided by operating activities.................     44,309,308          16,956,937
                                                                  -------------       -------------
Cash Flows from Financing Activities:
      Distributions.............................................       (728,690)         (5,644,650)
                                                                  -------------       -------------
      Net cash used for financing activities ...................       (728,690)         (5,644,650)
                                                                  -------------       -------------

Net change in cash and cash equivalents for the period .........     43,580,618          11,312,287
                                                                  -------------       -------------

Cash and cash equivalents, beginning of period .................     12,353,422         115,760,166
                                                                  -------------       -------------

Cash and cash equivalents, end of the period ...................  $  55,934,040       $ 127,072,453
                                                                  =============       =============



   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)

                                                                ADDITIONAL                           TOTAL
                                                COMMON           PAID IN           RETAINED       SHAREHOLDERS'
                                                 STOCK           CAPITAL           DEFICIT           EQUITY
                                                 -----           -------           -------           ------
Balance at March 31, 2000*                     $       3      $       4,997     $           -     $       5,000

Issuance of 16,500,000 shares through
   Initial public offering (Net of
   Offering Costs)                               165,000        311,485,000                 -       311,650,000

Redemption of seed shares                             (3)            (4,997)                -            (5,000)

Net decrease in net assets from operations             -                  -          (203,261)         (203,261)
                                               ---------      -------------     -------------     -------------
Balance at October 31, 2000                    $ 165,000      $ 311,485,000     $    (203,261)    $ 311,446,739
                                               ---------      -------------     --------------    -------------

Distributions from net investment income               -                  -        (5,644,650)       (5,644,650)

Net decrease in net assets from operations             -                  -       (51,330,533)      (51,330,533)
                                               ---------      -------------     -------------     -------------
Balance at October 31, 2001                    $ 165,000      $ 311,485,000     $ (57,178,444)    $ 254,471,556
                                               ---------      -------------     --------------    -------------

Distributions from net investment income               -                  -          (728,690)         (728,690)

Net decrease in net assets from operations             -                  -       (29,036,951)      (29,036,951)
                                               ---------      -------------     -------------     -------------
Balance at April 30, 2002                      $ 165,000      $ 311,485,000     $ (86,944,085)    $ 224,705,915
                                               ---------      -------------     -------------     -------------


*  Commencement of operations.







   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                       Selected Per Share Data and Ratios

                                                                            For the Period         For the Year
                                                                           November 1, 2001            Ended
                                                                          to April 30, 2002      October 31, 2001
                                                                             (Unaudited)
Net asset value, beginning of period...................................      $     15.42            $    18.88

Income (loss) from investment operations:

    Net investment (loss) income........................................           (0.06)                 0.10

    Net realized and unrealized loss on investments.....................           (1.70)                (3.22)
                                                                             -----------            ----------
    Total from investment operations....................................           (1.76)                (3.12)
                                                                             -----------            ----------
Less distributions from and in excess of:

    Net investment income...............................................           (0.04)                (0.34)

    Net realized and unrealized gain....................................               -                     -
                                                                             -----------            ----------

    Total distributions.................................................           (0.04)                (0.34)
                                                                             -----------            ----------

Net asset value, end of period ........................................      $     13.62            $    15.42
                                                                             ===========            ==========

Market Value, end of period ...........................................      $      9.50            $     9.25
                                                                             ===========            ==========

Total Return - At Nav (A)...............................................          (11.28)%              (15.99)%

Total Return - At Market (A)............................................            3.18%               (17.26)%

Ratios and Supplemental Data:

Net assets, end of period (in thousands)................................     $   224,706            $  254,472

Ratios to average net assets:

 Expenses (b)...........................................................            2.50%                 2.50%

 Net investment income (b)..............................................            (.85)%                0.56%


(a) Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge. Total return for periods of less than one year is not annualized.

(b)    Annualized.


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                 April 30, 2002
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                          Date of
                                                                          Initial
Description                                          Shares/Principal    Investment         Cost        Fair Value
------------------------------------------------------------------------------------------------------------------
Preferred Stocks-33.74% (A, B) (Note 2, 4)

   Actelis Networks, Inc., Series C ...........         1,506,025         May 2001       $5,000,003     $5,000,003

   Annuncio Software, Inc., Series E ..........           625,000         July 2000       5,000,000      1,706,250

 * AuctionWatch.com, Inc., Common Stock .......            10,476         June 2000       5,500,000              -

 * AuctionWatch.com, Inc., Series A ...........         6,443,188         Jan. 2002       1,134,001      1,134,001

 * BlueStar Solutions, Inc. (Formerly eOnline, Inc.):
       Common Stock............................            49,474         May 2000        3,999,999              -
       Series C Preferred......................            74,211         May 2000        5,999,999      1,499,990
       Series C Warrants, expire 5/26/03.......           136,054         May 2000                -              -

 * BlueStar Solutions, Series D................         4,545,455         Feb. 2002       3,000,000      3,000,000

   CBCA, Inc., Series E........................         4,774,636         Apr. 2002       9,999,998      9,999,998

   Cidera, Inc., Series D......................           857,192         Aug. 2000       7,500,001        500,000

   DataPlay, Inc., Series D....................         2,500,000         June 2001       7,500,000      7,500,000

 * Endymion Systems, Inc., Series A ...........         7,156,760         June 2000       7,000,000      3,000,114

 * EXP Systems, Inc., Series C ................         1,748,252         June 2000      10,000,001      2,500,000

 * Foliofn, Inc., Series C ....................         5,802,259         June 2000      15,000,000      4,999,807

   InfoImage, Inc.:
       Series AA Preferred.....................        11,740,340         June 2001         352,210              -
       Common Stock Warrants...................        92,663,933         June 2001               -              -
       Common Stock............................           933,120         June 2001       2,004,480              -
       Series C Warrants for common stock,
       expire 6/2/10 ..........................           259,200         June 2001               -              -

   Ishoni Networks, Inc., Series C ............         2,003,607         Nov. 2000      10,000,003      5,000,001

 * IQdestination, Series B.....................         1,150,000         Sep. 2000       2,300,000              -

 * IQdestination, Series C.....................         1,295,775         June 2001         920,000              -

 * IQdestination, Series C1....................           535,714         Feb. 2002         300,000              -

   Lumeta Corporation, Series A ...............           384,615         Oct. 2000         250,000        250,000




   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                 April 30, 2002
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                    Date of
                                                                    Initial
Description                                    Shares/Principal    Investment          Cost          Fair Value
------------------------------------------------------------------------------------------------------------------
Preferred Stocks (cont.)

 * MediaPrise, Inc., Series A ................     2,196,193        Sep. 2000      $  2,000,000     $         -

 * Pagoo, Inc., Series C .....................     3,412,969        July 2000         9,999,999       3,500,000

 * Pagoo, Inc., Series D .....................     2,098,636        Feb. 2001         4,000,000       4,000,000

   Personic Software, Inc., Series F .........       512,296        May 2000         10,000,000               -

   Personic Software, Inc.:
        Series G-1 ...........................        38,958        Nov. 2000           760,460               -
        Series G-1 Warrants, expire 10/31/05..       973,950        Nov. 2000                 -               -

 * Phosistor Technologies, Inc., Series B.....     6,666,667        Jan. 2002         1,000,000       1,000,000

 * ProcessClaims, Inc., Series C .............     6,250,000        June 2001         2,000,000       2,000,000

   Safestone Technologies PLC, Series A.......       650,401        Dec. 2000         3,499,157       2,624,368

 * ShopEaze Systems, Inc., Series B ..........     2,097,902        May 2000          6,000,000               -

 * Sonexis, Inc. (Formerly eYak, Inc.), Series C   2,590,674        June 2000        10,000,000      10,000,000

   Yaga, Inc., Series A.......................       300,000        Nov. 2000           300,000         600,000

   Yaga, Inc.:
        Series B..............................     1,000,000        June 2001         2,000,000       2,000,000
        Series B Warrants, expire 6/08/04.....       100,000        June 2001                 -               -

 * 0-In Design Automation, Inc., Series E ....     2,239,291        Nov. 2001         4,000,001       4,000,001
                                                                                   ------------     -----------

Total Preferred Stocks.......................................................       158,320,312      75,814,533
                                                                                   ------------     -----------
Subordinated Notes-0.83% (b)

   InfoUSA, Inc.
        6.000%, 09/29/2003 ...................     1,827,475        Dec. 2001         1,827,475       1,827,475

   Lumeta
        12.000%, 05/31/2002 ..................        30,303        Feb. 2002            30,303          30,303
                                                                                   ------------     -----------

   Total Subordinated Notes .................................................         1,857,778       1,857,778
                                                                                   ------------     -----------



   The accompanying notes are an integral part of these financial statements.

                    Mevc Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                 April 30, 2002
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                                      Date of
                                                                      Initial
Description                                      Shares/Principal    Investment         Cost            Value
-----------------------------------------------------------------------------------------------------------------
Short-term Securities-40.60% (b)

 Corporate Bonds-2.56%

  CIT Group Holdings, Inc.
      6.375%, 11/15/2002 ...................        3,000,000         Dec. 2001      $ 3,061,311      $ 2,957,685

  Public Service Electric Gas Co.
      7.190%, 09/06/2002....................        2,745,000         Nov. 2001        2,784,169        2,788,330
                                                                                     -----------      -----------

  Total Corporate Bonds .......................................................        5,845,480        5,746,015
                                                                                     -----------      -----------
Certificates of Deposit-2.00%

  National City Corp.
      1.770%, 09/24/2002 ...................        4,500,000         June 2001        4,500,000        4,500,000
                                                                                     -----------      -----------
 U.S. Government & Agency Securities-22.23%

  Federal Home Loan Bank Disc. Cons.
      1.820%, 06/19/2002 ...................        7,800,000         Dec. 2001        7,780,678        7,780,678

  Federal Home Loan Mortgage Disc. Cons.
      0.000%, 06/20/2002 ...................        7,000,000         Jan. 2002        6,983,278        6,983,858

  Federal Home Loan Mortgage Corp.
      6.625%, 08/15/2002 ...................        3,000,000         Aug. 2001        3,026,115        3,039,408

  Federal Home Loan Mortgage Disc. Cons.
      2.170%, 06/28/2002 ...................        5,975,000         Oct. 2001        5,954,111        5,954,111

  Federal National Mortgage Association Disc. Cons.
      1.920%, 08/09/2002 ...................        4,850,000         Dec. 2001        4,824,133        4,824,133

  Federal National Mortgage Association Disc. Cons.
      3.410%, 08/09/2002 ...................       10,000,000         Dec. 2001        9,905,278        9,905,278

  Federal National Mortgage Association
      1.790%, 08/21/2002 ...................        4,500,000         Apr. 2002        4,474,940        4,474,940

  Federal National Mortgage Association  Disc. Cons.
      1.990%, 05/09/2002 ...................        7,000,000         Nov. 2001        6,996,904        6,996,904
                                                                                     -----------      -----------

Total U.s. Government & Agency ................................................       49,945,437       49,959,310
                                                                                     -----------      -----------


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                 April 30, 2002
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                  Date of
                                                                  Initial
Description                                  Shares/Principal    Investment         Cost            Value
----------------------------------------------------------------------------------------------------------------
Commercial Paper-13.81%

  General Electric Capital Corp.
      1.970%, 09/10/02 .....................    7,000,000         Dec. 2001      $ 6,949,436     $ 6,949,436

  M & I Marshall & ILS
      4.320%, 05/02/2002 ...................    7,200,000         May 2001         7,199,998       7,199,998

  SBC International, Inc.
      1.780%, 05/03/2002 ...................    3,775,000         Jan. 2002        3,774,626       3,774,626

  Siemens Cap Corp.
      2.250%, 05/06/2002 ...................    7,100,000         Oct. 2001        7,097,781       7,097,781

  State Street Bank & Trust Co.
      1.970%, 07/18/2002 ...................    6,000,000         Mar. 2002        6,000,000       6,000,000
                                                                                 -----------     -----------

Total Commercial Paper.....................................................       31,021,841      31,021,841
                                                                                 -----------     -----------

  Total Short Term Securities  ............................................       91,312,758      91,227,166
                                                                                 -----------     -----------
Cash and Cash Equivalents-24.89% (b)

 Commercial Paper-24.86%

  Bank of Scotland
      1.785%, 5/10/2002 ....................    4,200,000         Apr. 2002        4,198,126       4,198,126

  CDC Commercial
      1.860%, 06/06/2002 ...................    5,800,000         Mar. 2002        5,789,212       5,789,212

  CDC Commercial
      1.880%, 06/17/2002 ...................    1,200,000         Mar. 2002        1,197,044       1,197,044

  Diageo Capital, PLC
      1.910%, 06/24/2002 ...................    2,750,000         Mar. 2002        2,742,121       2,742,121

  Fujita Corp.
      1.780%, 05/24/2002 ...................    4,000,000         Apr. 2002        3,995,451       3,995,451

  Gillette Co.
      1.720%, 05/20/2002 ...................    5,000,000         Apr. 2002        4,995,461       4,995,461

  Int'l Leasing Finance
      1.790%, 05/10/2002 ...................    5,000,000         Apr. 2002        4,997,763       4,997,763


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                 April 30, 2002
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                  Date of
                                                                  Initial
Description                                  Shares/Principal    Investment         Cost            Value
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents (cont.)

  International Lease Fin Corp.
       1.900%, 06/17/2002 ..................    2,000,000        Mar. 2002       $  1,995,039     $  1,995,039

  JP Morgan Chase
       1.900%, 06/17/2002 ..................    5,000,000        Mar. 2002          4,987,597        4,987,597

  Nestle Capital Corp.
       1.740%, 05/20/2002 ..................    3,000,000        Apr. 2002          2,997,245        2,997,245

  Pfizer, Inc.
       1.870%, 06/17/2002 ..................    5,000,000        Mar. 2002          4,987,793        4,987,793

  Proctor & Gamble Co.
       1.740%, 05/14/2002 ..................    2,000,000        Apr. 2002          1,998,743        1,998,743

  Proctor & Gamble Co.
       1.870%, 06/13/2002 ..................    1,500,000        Mar. 2002          1,496,650        1,496,650

  State Street Bank & Trust Co.
       1.910%, 06/18/200....................    1,050,000        Mar. 2002          1,050,000        1,050,000

  Toyota Mtr Co.
       1.720%, 05/17/2002...................    4,600,000        Apr. 2002          4,596,483        4,596,483

  Unilever Cap. Corp.
       1.860%, 06/10/2002 ..................    3,850,000        Mar. 2002          3,842,043        3,842,043
                                                                                 ------------     ------------

Total Commercial Paper.....................................................        55,866,771       55,866,771
                                                                                 ------------     ------------

 Money Market Funds-0.03%

  SSgA Money Market Fund
       1.740% ..............................       67,269        Apr. 2002             67,269           67,269
                                                                                 ------------     ------------

Total  Cash and Cash Equivalents  ........................................         55,934,040       55,934,040
                                                                                 ------------     ------------

Total  Investments .......................................................       $307,424,888     $224,833,517
                                                                                 ============     ============

(a) These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b) Percentages are based on net assets of $224,705,915.

* Affiliated Issuers (Total Market Value of $40,633,913): companies in which the Fund owns at least 5% of the voting securities.




   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                          Notes to Financial Statements
                                 April 30, 2002
                                   (Unaudited)


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


2. Concentration of Market Risk

     Financial instruments that subject the Fund to concentrations of market risk consist principally of preferred stocks, which represent approximately 33.74% of the Fund's net assets. The preferred stocks, as discussed in Note 4, consist of investments in companies with no readily determinable market values and as such are valued in accordance with the Fund's fair value policies. The Fund's investment strategy represents a high degree of business and financial risk due to the fact that the investments include entities with little operating history or entities that possess operations in new or developing industries. These investments are subject to restrictions on resale because they were acquired from the issuer in private placement transactions.


3. Transactions with Related Parties

     At a meeting held on February 4, 2002, the Board, including all of the directors that are not "interested persons" as that term is defined in the Investment Company Act of 1940 ("Independent Directors") decided not to renew the contract for Fleet Investment Advisors to manage the Fund's cash and short-term, interest-bearing investments ("Temporary Investments"). Those services are now being provided to the Fund by meVC Advisers, Inc. ("meVC Advisers").


4. Portfolio Investments

      During the six months ended April 30, 2002, the Fund invested approximately $15,000,000 in three companies, made four follow-on investments in AuctionWatch.com, Inc., BlueStar Solutions, Inc., IQdestination, and Lumeta Corporation of approximately $4,464,304 and had one portfolio company exit event with proceeds of $6,670,282 and a realized loss of $3,329,714 in the sale of infoUSA.com, Inc. to its parent entity. Changes to and additions to the Fund's individual equity and equity-linked security investments, during the six months ended April 30, 2002, were comprised of the following:

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

     On January 31, 2002 the Fund entered into a follow-on investment of $1,134,001 in AuctionWatch. The Fund's investment consisted of 6,443,188 shares of Series A Convertible Preferred Stock ("Series A Convertible Preferred Stock") at $0.176 per share.

     The Series A Preferred Stock ranks senior, with respect to liquidation preference, to any series of Preferred Stock issued prior to the Series A and senior to the Common Stock. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series A Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

     Pursuant to the terms of the financing, the Series C Preferred Stock was converted into 10,476 shares of Common Stock, along with the entirety of AuctionWatch's Series A Convertible Preferred Stock, Series B Convertible Preferred Stock , and all other Series C Convertible Preferred Stock. The Fund's investments now consist of 10,476 shares of Common Stock at a valuation of $0.00 per share and 6,443,188 shares of Series A Preferred Stock at a valuation of $0.176 per share.

   0-In Design Automation, Inc.

     On November 29, 2001 the Fund entered into approximately a $4,000,000 investment in 0-In Design Automation, Inc.. ("0-In"). The Fund's investment consisted of 2,239,291 shares of Series E Convertible Preferred Stock (Series E Preferred Stock") at $1.78628 per share.

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

   Phosistor Technologies, Inc.

     On January 24, 2002 the Fund entered into a $1,000,000 investment in Phosistor Technologies, Inc. ("Phosistor"). The Fund's investment consisted of 6,666,667 shares of Series B Convertible Preferred Stock (Series B Preferred Stock") at $0.15 per share.

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

   Cidera, Inc.

     On January 31, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Convertible Preferred Stock issue of Cidera, Inc. ("Cidera") by 76%. The Fund's investment then consisted of 857,192 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at a valuation of $1.0499 per share.

     On April 19, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Convertible Preferred Stock issue of Cidera. The Fund's investment now consists of 857,192 shares of Series D Preferred Stock at a valuation of $0.5833 per share.

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

   InfoImage, Inc.

     On January 31, 2002, the Valuation Committee of the Board of Directors marked down the value of the Fund's investment in the Series AA Convertible Preferred Stock issue of InfoImage, Inc. ("InfoImage") by 100%. The Fund's investments now consist of 933,120 shares of Common Stock at a valuation of $0.00, 11,740,340 shares of Series AA Convertible Preferred Stock ("Series AA Preferred Stock") at a valuation of $0.00 per share, 92,663,933 Common Stock warrants at a valuation of $0.00 and 259,200 Series C Warrants for Common Stock at a valuation of $0.00.

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

   Pagoo, Inc.

     On January 31, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Series C Convertible Preferred Stock issue of Pagoo, Inc. ("Pagoo") by 54%. The Fund's investments now consist of 3,412,969 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at a valuation of $1.0255 per share and 2,098,636 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at a valuation of $1.906 per share.

   ShopEaze Systems, Inc.

     On January 31, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Convertible Preferred Stock issue of ShopEaze Systems, Inc. ("ShopEaze") by 56%. The Fund's investment then consisted of 2,097,902 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") at a valuation of $0.4767 per share.

     On April 16, 2002, the Valuation Committee of the Board of Directors marked down the valuation of the Fund's approximately $6,000,000 investment in the Series B Preferred Stock issue of ShopEaze by the remaining 16%. The Fund's investment now consists of 2,097,902 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") at a valuation of $0.00 per share.

   IQdestination

     On February 5, 2002 the Fund entered into a follow-on investment of approximately $300,000 in IQdestination. The Fund's investment consisted of 535,714 shares of Series C1 Convertible Preferred Stock ("Series C1 Preferred Stock") at $0.56 per share.

     The Series C1 Preferred Stock ranks senior, with respect to liquidation preference, to any series of Preferred Stock issued prior to the Series C1 and senior to the Common Stock. In the event of a Qualified IPO, the Series C1 Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

     Due to the investment in Series C1 Preferred Stock at a lower price per share than the Series B Convertible Preferred Stock ("Series B Preferred Stock") and the Series C Convertible Preferred Stock ("Series C Preferred Stock"), the values of the Series B Preferred Stock and the Series C Preferred Stock were subsequently marked down in accordance with the valuation policies as set forth in the Fund's Registration Statement. Pursuant to the terms of the financing, the markdown only considers the anti-dilutive covenants of the Series C Preferred Stock as contained in IQdestination's Articles of Incorporation. The Fund's investments then consisted of 1,150,000 shares of Series B Preferred Stock at a valuation of $0.56 per share, 1,295,775 shares of Series C Preferred Stock at a valuation of $0.6089 and 535,714 shares of Series C1 Preferred Stock at a valuation of $0.56 per share.

     On April 30, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Series B Preferred Stock, the Series C Preferred Stock, and the Series C1 Preferred Stock issues of IQdestination. The Valuation Committee's decision was based on the announcement of the winding down of IQdestination. The Fund's investment now consists of 1,150,000 shares of Series B Preferred Stock at a valuation of $0.00 per share, 1,295,775 shares of Series C Preferred Stock at a valuation of $0.00 and 535,714 shares of Series C1 Preferred Stock at a valuation of $0.00 per share which is believed to be what the Fund will receive at the completion of the wind down.

   Lumeta Corporation

     On February 13, 2002 the Fund entered into a follow-on investment of approximately $30,303 in Lumeta Corporation ("Lumeta"). The Fund's investment consisted of a Convertible Promissory Note with a face value of $30,303 and earning interest at a rate of 12% per annum. The Note is due and payable on May 31, 2002.

   BlueStar Solutions, Inc.

     On February 28, 2002 the Fund entered into a follow-on investment of approximately $3,000,000 in BlueStar Solutions, Inc ("BlueStar"). The Fund's investment consisted of 4,545,455 shares of Series D Convertible Preferred Stock ("Series D Convertible Preferred Stock") at $0.66 per share.

     The Series D Preferred Stock ranks senior, with respect to liquidation preference, to any series of Preferred Stock issued prior to the Series D and senior to the Common Stock. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series D Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

     Pursuant to the terms of the financing, (i) the Fund's Series C Preferred Stock was recapitalized in an 11-for-1 reverse split, along with the entirety of BlueStar's Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and all other Series C Convertible Preferred Stock, and (ii) the Fund's Series C Preferred Stock was partially effected by a "pay-to-play" provision pursuant to which the preferred stock of certain existing preferred shareholders was converted to Common Stock, along with certain of BlueStar's Series A Convertible Preferred Stock, Series B Convertible Preferred Stock , and other Series C Convertible Preferred Stock. The Fund's investments now consist of 49,474 shares of Common Stock (as converted from the Series C Preferred Stock) at a valuation of $0.00 per share, 74,211 shares of Series C Preferred Stock at a valuation of $20.2125 per share, 136,054 warrants for Series C Preferred Stock at a valuation of $0.00 per share, and 4,545,455 shares of Series D Preferred Stock at a valuation of $0.66 per share.

   CBCA, Inc.

     On April 15, 2002 and April 29, 2002, the Fund entered into approximately a $10,000,000 investment (two closing dates) in CBCA, Inc. ("CBCA"). The Fund's investment consisted of 4,774,636 shares of Series E Convertible Preferred Stock (Series E Preferred Stock") at $2.0944 per share.

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

   Endymion Systems, Inc.

     On April 19, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Convertible Preferred Stock issue of Endymion Systems, Inc. ("Endymion") by 43%. The Fund's investment now consists of 7,156,760 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at a valuation of $0.4192 per share.

5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Fund's Annual Meeting of Shareholders, the proposed revised advisory agreement between meVC Advisers and the Fund and the proposed new investment advisory agreement between Draper Fisher Jurvetson MeVC Management Co., LLC ("Draper Advisers") and the Fund were not approved by the shareholders. meVC Advisers will continue to serve as the Fund's investment adviser pursuant to an interim agreement, which under SEC rules may remain in effect for a period of 150 days from March 27, 2002 and Draper Advisers will continue to serve as the Fund's investment sub-adviser pursuant to an interim agreement which under SEC rules may remain in effect for a period of 150 days from March 27, 2002. The Board has indicated that during this period it will consider options available to the Fund in light of the outcome of the Annual Meeting.

6. SUBSEQUENT EVENTS

     On May 7, 2002, the Fund entered into an investment of approximately $400,000 of Series D Convertible Preferred Stock of ProcessClaims, Inc. The Fund also received warrants for Series E Convertible Preferred Stock.

     On May 9, 2002, the Fund entered into an investment of $2,000,000 in the form of a 6% Subordinated Promissory Note with DataPlay, Inc maturing on May 10, 2005.

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

Transactions with Related Parties
---------------------------------

     At a meeting held on February 4, 2002, the Board, including all of the Independent Directors decided not to renew the contract for Fleet Investment Advisors to manage the Fund's Temporary Investments. Those services are now being provided to the Fund by meVC Advisers.

Liquidity and Capital Resources
-------------------------------

     At April 30, 2002, the Fund had $75,814,533 of its net assets (the value of total assets less total liabilities) of $224,705,915 invested in portfolio securities of 24 companies, $1,857,778 in two subordinated notes, $91,277,166 of its net assets invested in temporary investments consisting of Certificates of Deposit, commercial paper, and U.S. government and agency securities, and $55,934,040 in money market funds and cash and cash equivalents. The Fund considers all money market and all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. Current balance sheet resources are believed to be sufficient to finance any future commitments.

     Net cash provided by operating activities was $44,309,308 for the six months ended April 30, 2002, and $16,956,937 for the six months ended April 30, 2001, respectively.

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

Investment Income and Expenses
------------------------------

     Net investment (loss) income after all operating expenses amounted to ($532,464) for the three months ended April 30, 2002, and $694,895 for the three months ended April 30, 2001, respectively. As the Fund continues to invest in preferred stock of portfolio companies, fewer assets are available to invest in short-term, interest-bearing securities.

     The Adviser receives management fee compensation at an annual rate of 2.5 percent of the average weekly net assets of the Fund, paid monthly in arrears. Such fees amounted to $1,409,005 for the three months ended April 30, 2002, and $1,852,440 for the three months ended April 30, 2001, respectively.

Unrealized Appreciation and Depreciation of Portfolio Securities
----------------------------------------------------------------

     During the six months ended April 30, 2002, the Fund had a net change in unrealized depreciation on investment transactions of $24,684,240. Such depreciation resulted mainly from the Board of Directors' decision to mark down the value of the Fund's investments in Annuncio Software, Inc., AuctionWatch.com, Inc., Cidera, Inc., Endymion Systems, Inc., EXP Systems, Inc., Foliofn, Inc., InfoImage, Inc., IQdestination, Ishoni Networks, Inc., MediaPrise, Inc., Pagoo, Inc., and ShopEaze Systems, Inc. To date the Fund's retained deficit is $86,944,085 and is primarily due to the Board of Director's decision to mark down the valuations of certain portfolio company investments, as private companies witnessed a decline in valuations similar to that of public companies.

Realized Gain and Loss on Portfolio Securities
----------------------------------------------

     For the six months ended April 30, 2002, the Fund had a net realized loss of $3,327,559. Such loss was realized mainly from the transaction involving the assets of infoUSA.com, Inc. being acquired by infoUSA, Inc., the parent company of infoUSA.com, Inc. In return, the Fund received proceeds of $6,670,282.47 on its original investment of approximately $10,000,000, resulting in a realized loss of $3,329,714.53 for the Fund.

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

Portfolio Investments
---------------------

     At April 30, 2002, the cost of equity and equity-linked security investments held by the Fund to date was $158,320,312, and their aggregate market value was estimated to be $75,814,553. While the current values of certain Portfolio Companies have been reduced, Management believes that many of the companies identified have upside potential for long-term growth in sales and earnings. The Sub-Adviser continuously evaluates opportunities to maximize the valuation of its investments. In that regard the Sub-Adviser will periodically evaluate potential acquisitions, financing transactions, initial public offerings, strategic alliances and sale opportunities involving the Fund's Portfolio Companies. These transactions and activities are generally not disclosed to the Fund's shareholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be. However, any such pending transaction could have an impact on the valuation of an investment which may be adjusted prior to the transaction's being publicly announced or completed.

Subsequent Events
-----------------

     On May 7, 2002, the Fund entered into an investment of approximately $400,000 of Series D Convertible Preferred Stock of ProcessClaims, Inc. The Fund also received warrants for Series E Convertible Preferred Stock.

     On May 9, 2002, the Fund entered into an investment of $2,000,000 in the form of a 6% Subordinated Promissory Note with DataPlay, Inc maturing on May 10, 2005.

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

                           Part II. Other Information
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS

      On February 20, 2002, Millenco L.P., a shareholder of the Fund, filed a complaint in the United States District Court for the District of Delaware against meVC Advisers and the Fund. The Fund was designated a "nominal" defendant for purposes of effectuating the relief sought in the complaint. The complaint alleges that the fees received by meVC Advisers from the Fund for fiscal year 2001 were excessive, in violation of Section 36(b) of the Investment Company Act of 1940. Neither Draper Advisers nor any of the Fund's directors or officers is named as a defendant in the case. meVC Advisers denies liability, believes the case is without merit, and has moved to dismiss it or, in the alternative, to transfer it to federal court in San Francisco. The Fund has also moved to dismiss the complaint against it, on the ground that it may not be named as a defendant in a Section 36(b) suit. During a recent telephonic hearing with the court, Millenco said it does not oppose dismissal of the suit against the Fund, but it vigorously opposes dismissal or transfer of the suit against meVC Advisers. The court has taken no action on these motions.

      On April 3, 2002, Millenco filed a complaint against the Fund in the Court of Chancery, New Castle County, Delaware, seeking a judicial determination of the stockholder's vote of March 27, 2002, to approve investment advisory agreements between the Fund and meVC Advisers and between the Fund and Draper Advisers. See Item #4. On April 5, Millenco moved to accelerate the trial of the case. However, on April 8, the Fund informed the Chancery Court that the Fund's Board of Directors decided that the two challenged agreements had failed, that a stockholder's meeting would not be reconvened on this matter, and that plaintiff had withdrawn its request to accelerate the trial. Subsequently, on April 17, the Fund moved to dismiss the suit as moot. Millenco has not responded to the motion, and the court has taken no action on it.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On March 27, 2002, the Fund held its Annual Meeting of Shareholders. Of the 16,500,000 shares outstanding and entitled to vote, 15,008,220 were represented at the meeting by proxy or in person.

     At the meeting the shareholders were asked to re-elect Larry J Gerhard to serve on the Fund's Board of Directors for a three-year term. For Mr. Gerhard, 10,231,514 shares voted for his reelection, with 4,616,759 voted against and 159,947 share votes withheld. As Mr. Gerhard received a majority of the votes cast, he was subsequently reelected as a director of the Fund until 2005.

     At the meeting the shareholders were also asked to approve a revised advisory agreement between meVC Advisers and the Fund. Regarding the contract, 2,641,655 shares voted for the approval, with 5,024,676 votes against, 116,737 votes withheld and 7,225,152 broker non-votes. As the agreement did not receive the required votes, it was subsequently not approved. meVC Advisers will continue to serve as the Fund's investment adviser pursuant to an interim agreement, which under SEC rules may remain in effect for a period of 150 days from March 27, 2002. The Board has indicated that during this period it will consider options available to the Fund in light of the outcome of the Annual Meeting.

     At the meeting the shareholders were also asked to approve a new investment advisory agreement between Draper Advisers and the Fund. Regarding the contract, 2,634,963 shares voted for the approval, with 5,026,165 voted against, 121,940 votes withheld and 7,225,152 broker non-votes. As the agreement did not receive the required votes, it was subsequently not approved. Draper Advisers will continue to serve as the Fund's investment sub-adviser pursuant to an interim agreement which under SEC rules may remain in effect for a period of 150 days from March 27, 2002. The Board has indicated that during this period it will consider options available to the Fund in light of the outcome of the Annual Meeting.

     As a result of a last minute change in position by the New York Stock Exchange the evening before the Annual Meeting, brokers' ability to vote shares with discretion on behalf of their clients was called into question. This affected approximately half of the votes cast, all of which had been voted in favor of the proposals. The Fund originally proposed an adjournment of the Annual Meeting until April 25, 2002 to resolve the status of these broker votes and to permit shareholders the opportunity to cast their votes on the proposals. However, the Fund's Board of Directors later determined not to reconvene the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The required Exhibits are included in this Form 10-Q or have been previously filed in the Company's Registration Statement on Form N-2 (Reg. No. 333-92287).

     (b)  Reports on Form 8-K

          During the period ended April 30, 2002, the Fund filed one report on Form 8-K, dated April 5, 2002, to report the Board of Directors' decision not to reconvene the Annual Meeting and to announce that two proposals had failed to receive the necessary votes for approval as of March 27, 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.


                              MEVC DRAPER FISHER JURVETSON FUND I, INC.

Date: June 6, 2002            /s/ JOHN M GRILLOS
                              ------------------------------------------
                              John M. Grillos
                              Chairman, Chief Executive Officer, Director


Date: June 6, 2002            /s/ PAUL WOZNIAK
                              ------------------------------------------
                              Paul Wozniak
                              Vice President, Treasurer, Chief Financial Officer