Form 10-Q
period 2002-07-31
MEVC DRAPER FISHER JURVESTON FUND I INC
filed 2002-09-20
CIK 1099941

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                          Name of each exchange
        Title of each class                                on which registered
            Common Stock                                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of September 16, 2002, there were 16,500,000 shares of Registrant's common stock, $.01 par value (the "Shares"), outstanding. The net asset value of a share at July 31, 2002 was $12.36.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            (A Delaware Corporation)
                                      Index

Part I. Financial Information                                               Page

      Item 1.  Financial Statements

               Balance Sheets
               -    July 31, 2002 and October 31, 2001......................  01
               Statement of Operations
               -    For the Period November 1, 2001 to July 31, 2002........  02
               Statement of Operations
               -    For the Quarter May 1, 2002 to July 31, 2002 and
               the Quarter May 1, 2001 to July 31, 2001.....................  03
               Statements of Cash Flows
               -    For the Period November 1, 2001 to July 31, 2002 and
               the Period November 1, 2000 to July 31, 2001.................  04
               Statement of Shareholders' Equity
               -    Period ended July 31, 2002..............................  05
               Selected Per Share Data and Ratios
               -    For the Period ended July 31, 2002 and
               the Year ended October 31, 2001..............................  06
               Schedule of Investments
               -    July 31, 2002...........................................  07
               Notes to Financial Statements................................  13

      Item 2.  Management's Discussion and Analysis of Financial

               Condition and Results of Operations..........................  21

      Item 3.  Quantitative and Qualitative Disclosure about Market Risk....  25

Part II. Other Information

      Item 1. Legal Proceedings.............................................  26

      Item 4. Submission of Matters to a Vote of Security Holders...........  26

      Item 6. Exhibits and Reports on Form 8-K..............................  27

SIGNATURE...................................................................  29

Exhibits....................................................................  30

                          Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                                 Balance Sheets
                                   (Unaudited)

ASSETS                                                         July 31,        October 31,
                                                                 2002             2001
                                                            -------------    -------------
Investments in preferred stocks, at fair value
      (cost $140,524,496 and $148,886,310, respectively)    $  55,577,321    $  90,926,328
Investments in short-term securities, at market value
      (cost $59,456,055 and $151,320,526, respectively) .      59,431,227      151,373,377
Cash and cash equivalents
      (cost $91,025,823 and $12,353,422, respectively) ..      91,025,823       12,353,422
Subordinated notes (cost $5,327,475 and $0, respectively)       5,327,475               --
Interest receivable .....................................          17,411          396,656
                                                            -------------    -------------
Total assets ............................................     211,379,257      255,049,783
                                                            =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities (Note 2, 7):
Payable for investments purchased .......................       6,089,918               --
Management fee payable ..................................         114,442          578,227
Custody/Accounting/Transfer Agency ......................          23,015               --
Administration ..........................................          33,750               --
Audit Fees ..............................................          89,400               --
Legal Fees ..............................................         485,559               --
Director's Fees .........................................         206,400               --
Employee Compensation & Benefits ........................         221,735               --
Accrued Expenses ........................................         206,561               --
                                                            -------------    -------------
Total liabilities .......................................       7,470,780          578,227
                                                            -------------    -------------

Shareholders' Equity:
    Common Stock, $0.01 par value; 150,000,000 shares
         authorized and 16,500,000 outstanding ..........         165,000          165,000
    Additional paid in capital ..........................     311,485,000      311,485,000
    Retained deficit ....................................    (107,741,523)     (57,178,444)
                                                            -------------    -------------
Total shareholders' equity ..............................     203,908,477      254,471,556
                                                            -------------    -------------

Total liabilities and shareholders' equity ..............   $ 211,379,257    $ 255,049,783
                                                            =============    =============

Net asset value per share ...............................   $       12.36    $       15.42
                                                            =============    =============


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Statement of Operations
                For the Period November 1, 2001 to July 31, 2002
                                   (Unaudited)

Investment Income:
         Interest income ..................................        $  2,776,045
         Dividend income ..................................               9,745
                                                                   ------------

Total investment income ...................................           2,785,790
                                                                   ------------

Operating Expenses:
         Management fees ..................................           3,592,753
         Custody/Accounting/Transfer Agency ...............              23,015
         Administration ...................................              33,750
         Audit Fees .......................................              89,400
         Legal Fees .......................................             485,559
         Director's Fees ..................................             206,400
         Employee Compensation & Benefits .................             221,736
         Accrued Expenses .................................             206,561
                                                                   ------------
Total operating expenses ..................................           4,859,174
                                                                   ------------

Net investment loss .......................................          (2,073,384)
                                                                   ------------

Net Realized and Unrealized Loss on
Investment Transactions:

Net realized loss on
         investment transactions ..........................         (20,696,133)
                                                                   ------------

Net unrealized depreciation on
         investment transactions ..........................         (27,064,872)
                                                                   ------------

Realized and unrealized loss on
         investment transactions ..........................         (47,761,005)
                                                                   ------------

Net decrease in net assets resulting
from operations ...........................................        $(49,834,389)
                                                                   ============

Net decrease in net assets resulting
from operations per share .................................        $      (3.02)
                                                                   ============

Dividends declared per Share ..............................        $       0.04
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                For the quarter  For the quarter
                                                May 1, 2002 to   May 1, 2001 to
                                                 July 31, 2002    July 31, 2001
                                                ---------------  ---------------
Investment Income:
         Interest income .....................   $    806,238     $  1,799,202
                                                 ------------     ------------

Operating Expenses:
         Management fees (Note 2) ............        588,049        1,845,235
         Custody/Accounting/Transfer Agency ..         23,015               --
         Administration ......................         33,750               --
         Audit Fees ..........................         89,400               --
         Legal Fees ..........................        485,559               --
         Director's Fees .....................        206,400               --
         Employee Compensation & Benefits ....        221,736               --
         Accrued Expenses ....................        206,561               --
                                                 ------------     ------------
Total operating expenses .....................      1,854,470        1,845,235
                                                 ------------     ------------

Net investment loss ..........................     (1,048,232)         (46,033)
                                                 ------------     ------------

Net Realized and Unrealized (Loss) Gain on
Investment Transactions:

Net realized (loss) gain on
         investment transactions .............    (17,368,574)           4,398
                                                 ------------     ------------

Net unrealized depreciation on
         investment transactions .............     (2,380,632)     (16,569,793)
                                                 ------------     ------------

Realized and unrealized loss on
         investment transactions .............    (19,749,206)     (16,565,395)
                                                 ------------     ------------


Net decrease in net assets resulting
from operations ..............................   $(20,797,438)    $(16,611,428)
                                                 ============     ============

Net decrease in net assets resulting
from operations per share ....................   $      (1.26)    $      (1.01)
                                                 ============     ============

Dividends declared per Share .................   $         --     $         --
                                                 ============     ============


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                      For the period       For the period
                                                                     November 1, 2001     November 1, 2000
                                                                     to July 31, 2002     to July 31, 2001
                                                                     ----------------     ----------------
Cash Flows from Operating Activities:
    Net decrease in net assets resulting from operations ....        $ (49,834,389)        $ (26,141,567)
    Adjustments to reconcile net cash provided by operations:
         Realized loss (gain) ...............................           20,696,133                (4,295)
         Unrealized depreciation ............................           27,064,872            28,079,658
         Changes in assets and liabilities:
              Expenses payable ..............................              802,635               (56,002)
              Interest receivable ...........................              379,245               278,047
              Investment purchased payable ..................            6,089,918               100,000
         Purchases of preferred stock .......................          (20,506,754)          (36,325,157)
         Purchases of short-term investments ................         (123,189,975)         (106,432,239)
         Purchases of cash equivalents ......................         (770,704,696)         (820,953,502)
         Sales of preferred stocks ..........................            8,170,283                    --
         Sales/Maturities of short-term investments .........          203,421,303           102,946,261
         Sales/Maturities of cash equivalents ...............          777,012,516           818,381,346
                                                                     -------------         -------------
         Net cash provided (used) by operating activities ...           79,401,091           (40,127,450)
                                                                     -------------         -------------

Cash Flows from Financing Activities:
         Distributions ......................................             (728,690)           (5,644,650)
                                                                     -------------         -------------
         Net cash used for financing activities .............             (728,690)           (5,644,650)
                                                                     -------------         -------------

Net change in cash and cash equivalents for the period ......           78,672,401           (45,772,100)
                                                                     -------------         -------------

Cash and cash equivalents, beginning of period ..............           12,353,422           115,760,166
                                                                     -------------         -------------

Cash and cash equivalents, end of the period ................        $  91,025,823         $  69,988,066
                                                                     =============         =============


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                  Additional                              Total
                                                                   Common          Paid in           Retained          Shareholders'
                                                                   Stock           Capital            Deficit             Equity
                                                                 ---------      -------------      -------------      -------------
Balance at March 31, 2000* .................................     $       3      $       4,997      $          --      $       5,000

Issuance of 16,500,000 shares through
   Initial public offering (Net of Offering Costs) .........       165,000        311,485,000                 --        311,650,000
Redemption of seed shares ..................................            (3)            (4,997)                --             (5,000)
Net decrease in net assets from operations .................            --                 --           (203,261)          (203,261)
                                                                 ---------      -------------      -------------      -------------

Balance at October 31, 2000 ................................     $ 165,000      $ 311,485,000      $    (203,261)     $ 311,446,739
                                                                 ---------      -------------      -------------      -------------

Distributions from net investment income ...................            --                 --         (5,644,650)        (5,644,650)
Net decrease in net assets from operations .................            --                 --        (51,330,533)       (51,330,533)
                                                                 ---------      -------------      -------------      -------------

Balance at October 31, 2001 ................................     $ 165,000      $ 311,485,000      $ (57,178,444)     $ 254,471,556
                                                                 ---------      -------------      -------------      -------------

Distributions from net investment income ...................            --                 --           (728,690)          (728,690)
Net decrease in net assets from operations .................            --                 --        (49,834,389)       (49,834,389)
                                                                 ---------      -------------      -------------      -------------

Balance at July 31, 2002 ...................................     $ 165,000      $ 311,485,000      $(107,741,523)     $ 203,908,477
                                                                 ---------      -------------      -------------      -------------

*     Commencement of operations.


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                       Selected per Share Data and Ratios

                                                             For the Period
                                                            November 1, 2001       For the Year
                                                            to July 31, 2002           Ended
                                                              (Unaudited)        October 31, 2001
                                                            ----------------     ----------------
Net asset value, beginning of period .................         $     15.42          $     18.88
Income (loss) from investment operations:
   Net investment (loss) income ......................               (0.13)                0.10
   Net realized and unrealized loss on investments....               (2.89)               (3.22)
                                                               -----------          -----------
   Total from investment operations ..................               (3.02)               (3.12)
                                                               -----------          -----------
Less distributions from and in excess of:
   Net investment income .............................               (0.04)               (0.34)
   Net realized and unrealized gain ..................                  --                   --
                                                               -----------          -----------
   Total distributions ...............................               (0.04)               (0.34)
                                                               -----------          -----------
Net asset value, end of period .......................         $     12.36          $     15.42
                                                               ===========          ===========
Market Value, end of period ..........................         $      7.65          $      9.25
                                                               ===========          ===========

Total Return - At NAV (a) ............................              (19.49)%             (15.99)%
Total Return - At Market (a) .........................              (16.93)%             (17.26)%

Ratios and Supplemental Data:
Net assets, end of period (in thousands) .............         $   203,908          $   254,472
Ratios to average net assets:
 Expenses (b) (Note 2, 7) ............................                2.76%                2.50%
 Net investment income (b) ...........................               (1.18)%               0.56%

(a) Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge. Total return for periods of less than one year is not annualized.

(b)   Annualized.


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                  July 31, 2002
                                   (Unaudited)

                                                                                  Date of
                                                                                  Initial
Description                                                 Shares/Principal     Investment              Cost             Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Preferred Stocks-27.26% (a, b, c, d) (Note 3, 5)

 Actelis Networks, Inc., Series C ..................           1,506,025           May 2001          $  5,000,003      $  5,000,003

 Annuncio Software, Inc., Series E .................             625,000          July 2000             5,000,000         1,706,250

*AuctionWatch.com, Inc., Common Stock ..............              10,476          June 2000             5,500,000                --

*AuctionWatch.com, Inc., Series A ..................           6,443,188          Jan. 2002             1,134,001         1,134,001

*BlueStar Solutions, Inc.:
       Common Stock ................................              49,474           May 2000             3,999,999                --
       Series C Preferred ..........................              74,211           May 2000             5,999,999         1,499,990
       Series C Warrants, expire 5/26/03 ...........             136,054           May 2000                    --                --

*BlueStar Solutions Inc., Series D .................           4,545,455          Feb. 2002             3,000,000         3,000,000

*CBCA, Inc., Series E ..............................           4,774,636          Apr. 2002             9,999,998         9,999,998

Cidera, Inc., Series D .............................             857,192          Aug. 2000             7,500,001           500,000

DataPlay, Inc., Series D ...........................           2,500,000          June 2001             7,500,000         2,500,000

*Endymion Systems, Inc., Series A ..................           7,156,760          June 2000             7,000,000         2,000,314

*EXP Systems, Inc., Series C .......................             330,750          June 2000             1,891,891           350,000

*Foliofn, Inc., Series C ...........................           5,802,259          June 2000            15,000,000         2,999,768

 InfoImage, Inc.:
        Series AA Preferred ........................          11,740,340          June 2001               352,210                --
        Common Stock Warrants ......................          92,663,933          June 2001                    --                --
        Common Stock ...............................             933,120          June 2001             2,004,480                --
        Series C Warrants for common stock,
         expire 6/2/10 .............................             259,200          June 2001                    --                --

*Ishoni Networks, Inc., Series C ...................           2,003,607          Nov. 2000            10,000,003         2,499,900

*IQdestination, Series B ...........................           1,150,000          Sep. 2000             2,300,000                --

*IQdestination, Series C ...........................           1,295,775          June 2001               920,000                --

*IQdestination, Series C1 ..........................             535,714          Feb. 2002               300,000                --

 Lumeta Corporation, Series A ......................             384,615          Oct. 2000               250,000           269,231

 Lumeta Corporation, Series B ......................             266,846          June 2002               156,489           186,792


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                  July 31, 2002
                                   (Unaudited)

                                                                                  Date of
                                                                                  Initial
Description                                                 Shares/Principal     Investment              Cost             Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Preferred Stocks (cont.)

  *MediaPrise, Inc., Series A ......................           2,196,193          Sep. 2000          $  2,000,000      $         --

  *Pagoo, Inc., Series C ...........................           3,412,969          July 2000             9,999,999                --

  *Pagoo, Inc., Series D ...........................           2,098,636          Feb. 2001             4,000,000         2,600,000

  *Phosistor Technologies, Inc., Series B ..........           6,666,667          Jan. 2002             1,000,000         1,000,000

  *ProcessClaims, Inc., Series C ...................           6,250,000          June 2001             2,000,000         2,943,750

  *ProcessClaims, Inc., Series D ...................             849,257           May 2002               400,000           400,000

  *ProcessClaims, Inc.
         Series E warrants, expire 12/31/05 ........             873,362           May 2002                    20                20

  *Safestone Technologies PLC, Series A ............           1,714,455          Dec. 2000             3,515,402         2,187,302

  *Safestone Technologies PLC, Series B ............             391,923          July 2002               500,000           500,000

  *ShopEaze Systems, Inc., Series B ................           2,097,902           May 2000             6,000,000                --

  *Sonexis, Inc., Series C .........................           2,590,674          June 2000            10,000,000         7,000,001

  *Yaga, Inc., Series A ............................             300,000          Nov. 2000               300,000           300,000

  *Yaga, Inc.:
         Series B ..................................           1,000,000          June 2001             2,000,000         1,000,000
         Series B Warrants, expire 6/08/04 .........             100,000          June 2001                    --                --

  *0-In Design Automation, Inc., Series E ..........           2,239,291          Nov. 2001             4,000,001         4,000,001
                                                                                                     ------------      ------------

Total Preferred Stocks .....................................................................          140,524,496        55,577,321
                                                                                                     ------------      ------------
Subordinated Notes- 2.61% (b)

    InfoUSA, Inc.
         6.000%, 09/29/2003 ........................           1,827,475          Dec. 2001             1,827,475         1,827,475

    Dataplay, Inc.
         6.000%, 05/10/2005 ........................           2,000,000           May 2002             2,000,000         2,000,000

    Dataplay, Inc.
         6.000%, 06/17/2005 ........................             500,000          June 2002               500,000           500,000

    Dataplay, Inc.
         6.000%, 06/27/2005 ........................           1,000,000          June 2002             1,000,000         1,000,000
                                                                                                     ------------      ------------
    Total Subordinated Notes ..............................................................             5,327,475         5,327,475
                                                                                                     ------------      ------------


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                  July 31, 2002
                                   (Unaudited)

                                                                                  Date of
                                                                                  Initial
Description                                                 Shares/Principal     Investment              Cost              Value
------------------------------------------------------------------------------------------------------------------------------------
Short-Term Securities-29.15% (b)

   Corporate Bonds-2.83%

    CIT Group Holdings, Inc.
         6.375%, 11/15/2002 ........................           3,000,000          Dec. 2001          $  3,032,808      $  3,005,340

    Public Service Electric Gas Co.
         7.190%, 09/06/2002 ........................           2,745,000          Nov. 2001             2,756,016         2,756,501
                                                                                                     ------------      ------------
   Total Corporate Bonds ..................................................................             5,788,824         5,761,841
                                                                                                     ------------      ------------

   Certificates of Deposit-2.20%

    National City Corp.
         1.770%, 09/24/2002 ........................           4,500,000          June 2001             4,500,000         4,500,000
                                                                                                     ------------      ------------
   U.S. Government & Agency Securities-12.92%

    Federal Home Loan Mortgage Disc. Cons
         1.720%, 09/03/2002 ........................           4,000,000          Jan. 2002             3,993,693         3,993,693

    Federal Home Loan Mortgage Corp.
         6.625%, 08/15/2002 ........................           3,000,000          Aug. 2001             3,003,449         3,005,604

    Federal National Mortgage Association Disc. Cons
         1.920%, 08/09/2002 ........................           4,850,000          Dec. 2001             4,847,931         4,847,931

    Federal National Mortgage Association Disc. Cons
         3.410%, 08/09/2002 ........................          10,000,000          Dec. 2001             9,992,422         9,992,422

    Federal National Mortgage Association
         1.790%, 08/21/2002 ........................           4,500,000          Apr. 2002             4,495,525         4,495,525
                                                                                                     ------------      ------------

   Total U.S. Government & Agency .........................................................            26,333,020        26,335,175
                                                                                                     ------------      ------------

Commercial Paper-7.77%

    General Electric Capital Corp.
         1.970%, 09/10/02 ..........................           7,000,000          Dec. 2001             6,984,678         6,984,678

    Home Depot
         1.77%, 11/06/2002 .........................           1,100,000          July 2002             1,094,754         1,094,754


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                  July 31, 2002
                                   (Unaudited)

                                                                                  Date of
                                                                                  Initial
Description                                                 Shares/Principal     Investment              Cost               Value
------------------------------------------------------------------------------------------------------------------------------------
Commercial Paper (cont.)

    Shell Finance
         1.780%, 09/20/2002 ........................           2,100,000          June 2002          $  2,094,808      $  2,094,808

    Societe Generale
         1.86%, 12/16/2002 .........................           5,700,000          June 2002             5,659,654         5,659,654
                                                                                                     ------------      ------------
Total Commercial Paper ....................................................................            15,833,894        15,833,894
                                                                                                     ------------      ------------

Certificate of Deposit-3.43%

    Deutsche Bank
         1.77%, 10/22/2002 .........................           7,000,000          July 2002             7,000,317         7,000,317
                                                                                                     ------------      ------------

    Total Short Term Securities ...........................................................            59,456,055        59,431,227
                                                                                                     ------------      ------------

Cash and Cash Equivalents-44.64% (b)

   Commercial Paper-40.17%

    ABN Amro
         1.770%, 08/08/2002 ........................           2,000,000          June 2002             1,999,312         1,999,312

    ABN Amro
         1.760%, 10/11/2002 ........................           1,000,000          July 2002               996,529           996,529

    Alcon Finance
         1.730%, 08/27/2002 ........................           7,000,000          July 2002             6,991,254         6,991,254

    American Gen Fin Corp.
         1.760%, 09/09/2002 ........................           2,000,000          July 2002             1,996,187         1,996,187

    BNP Paribas
         1.73%, 09/17/2002 .........................           5,000,000          June 2002             4,988,707         4,988,707

    CDC Commercial
         1.730%, 08/02/2002 ........................           2,500,000          June 2002             2,499,880         2,499,880

    CDC Commercial
         1.720%, 08/22/2002 ........................           4,500,000          July 2002             4,495,485         4,495,485

    Citicorp
         1.750%, 08/01/2002 ........................           2,000,000          July 2002             2,000,000         2,000,000


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                  July 31, 2002
                                   (Unaudited)

                                                                                  Date of
                                                                                  Initial
Description                                                 Shares/Principal     Investment              Cost               Value
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents (cont.)

    Citigroup, Inc.
         1.750%, 08/20/2002 ........................           5,000,000          July 2002          $  4,995,382      $  4,995,382

    Danske Corp.
         1.750%, 08/12/2002 ........................           1,800,000          July 2002             1,799,037         1,799,037

    Danske Corp.
         1.765%, 08/22/2002 ........................           3,100,000          July 2002             3,096,808         3,096,808

    Formosa Plastics Corp.
         1.750%, 08/20/2002 ........................           4,000,000          July 2002             3,996,305         3,996,305

    Fortis Funding
         1.750%, 09/04/2002 ........................           6,100,000          July 2002             6,089,918         6,089,918

    Fuji Photo Film Finance
         1.750%, 09/05/2002 ........................           6,000,000          July 2002             5,989,792         5,989,792

    Ing America
         1.810%, 08/22/2002 ........................           4,000,000           May 2002             3,995,777         3,995,777

    Ing America
         1.760%, 09/06/2002 ........................           3,000,000          July 2002             2,994,720         2,994,720

    Johnson and Johnson
         1.770%, 08/06/2002 ........................           2,200,000           May 2002             2,199,459         2,199,459

    Nestles Capital Corp.
         1.750%, 08/05/2002 ........................           6,700,000           May 2002             6,698,697         6,698,697

    Nestle Fin France
         1.720%, 08/19/2002 ........................           2,600,000          July 2002             2,597,764         2,597,764

    Shell Finance
         1.770%, 08/20/2002 ........................           1,000,000          June 2002               999,066           999,066

    Siemens Cap Corp.
         1.730%, 08/12/2002 ........................           5,500,000          June 2002             5,497,093         5,497,093

    UBS Fin Inc.
         1.770%, 08/07/2002 ........................           5,000,000          July 2002             4,998,525         4,998,525
                                                                                                     ------------      ------------
Total Commercial Paper ....................................................................            81,915,697        81,915,697
                                                                                                     ------------      ------------


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                  July 31, 2002
                                   (Unaudited)

                                                                                  Date of
                                                                                  Initial
Description                                                 Shares/Principal     Investment              Cost       Fair Value/Value
------------------------------------------------------------------------------------------------------------------------------------
Certificates of Deposit-1.47%

    Wells Fargo Bank
         1.760%, 08/01/2002 ........................           3,000,000          June 2002          $  3,000,000      $  3,000,000
                                                                                                     ------------      ------------
   Money Market Funds-3.00%

    SSgA Money Market Fund
         1.596% ....................................           6,110,126          July 2002             6,110,126         6,110,126
                                                                                                     ------------      ------------

Total  Cash and Cash Equivalents ..........................................................            91,025,823        91,025,823
                                                                                                     ------------      ------------
Total Investments .........................................................................          $296,333,849      $211,361,846
                                                                                                     ============      ============

(a) These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)   Percentages are based on net assets of $203,908,477.

(c) As defined in the Investment Company Act of 1940, at July 31, 2002, the Fund was considered to have a controlling interest in Auctionwatch, Inc.

(d) As defined in the Investment Company Act of 1940, all of the Fund's preferred stock investments are in eligible portfolio companies except Safestone Technologies PLC. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except InfoImage, Inc., IQdestination, Mediaprise, Inc., Shopeaze Systems, Inc, which are in the process of ceasing operations. The Fund provides significant managerial assistance to portfolio companies that comprise 100% of the total value of the investments in portfolio companies at July 31, 2002.

* Affiliated Issuers (Total Market Value of $45,415,045): companies in which the Fund owns at least 5% of the voting securities.


   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                          Notes to Financial Statements
                                  July 31, 2002
                                   (Unaudited)

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

2. Change of Fund Management Structure

      From the beginning of the fiscal quarter through June 19, 2002, the Fund was charged a management fee by meVC Advisers, Inc. ("meVC Advisers" or "the former Advisor") at a rate of 2.5% of the average weekly net assets of the Fund, paid monthly in arrears. The former Advisor had agreed to pay compensation to the directors and officers for any and all services rendered to the Fund and had agreed to pay all Fund expenses above and beyond the 2.5% management fee paid to the former Advisor by the Fund. The former Advisor resigned without notice on June 19, 2002. As a result, the Fund's board internalized the Fund's operations, including management of the Fund's investments, and began to pay it's own expenses directly. The previous 2.5% expense cap, the maximum amount of compensation to be paid to the former Advisor, was terminated at the time of the Adviser's resignation.

3. Concentration of Market Risk

      Financial instruments that subject the Fund to concentrations of market risk consist principally of preferred stocks, which represent approximately 27.26% of the Fund's net assets. The preferred stocks, as discussed in Note 5, consist of investments in companies with no readily determinable market values and as such are valued in accordance with the Fund's fair value policies. The Fund's investment strategy represents a high degree of business and financial risk due to the fact that the investments include entities with little operating history or entities that possess operations in new or developing industries. These investments are subject to restrictions on resale because they were acquired from the issuer in private placement transactions.

4. Transactions with Other Parties

      Through March 2002, Fleet Investment Advisors managed the Fund's cash portfolio under a sub-advisory agreement with the former Advisor. Subsequently, the former Advisor managed those assets until its resignation on June 19, 2002. Since that time, the Fund's cash portfolio is managed internally by Fund employees.

      On June 19, 2002, when meVC Advisers resigned as the Investment Advisor to the Fund effective immediately, the former Advisor's sub-advisory agreement with Draper Fisher Jurvetson MeVC Management Co. LLC ("Draper Advisers" or "the former Sub-Advisor") was terminated automatically as a matter of contract construction. On June 20, 2002, the Board voted to internalize all investment management and administrative functions of the Fund effective immediately.

      On June 26, 2002, the Fund acquired various assets from meVC Advisers necessary to run the Fund's information systems and web site, including but not limited to, website equipment, systems hardware and software, and intellectual property. The assets were purchased for $17,855.

      In June and July 2002, the Fund utilized the services of Draper Fisher Jurvetson MeVC Management Co, LLC as a temporary payroll agent to facilitate the payment of the Fund's employees. Management believed it was in the stockholders' best interest to maintain continuity of payroll while operations were initiated with the Fund's ongoing payroll vendor.

5. Portfolio Investments

      During the nine months ended July 31, 2002, the Fund invested approximately $15,000,000 in three new companies, made ten follow-on investments in AuctionWatch.com, Inc., BlueStar Solutions, Inc., DataPlay, Inc., IQdestination, Lumeta Corporation, ProcessClaims, Inc., and Safestone PLC of approximately $9,006,756, had two portfolio company exit events with proceeds totaling approximately $8,170,283 and a realized loss of approximately $9,937,825 in the sale of infoUSA.com, Inc. to its parent entity and the disbursement of assets from EXP Systems, Inc., and had one portfolio company write-off with a realized loss of approximately $10,760,460 in the irreversible dilution of equity in Personic Software, Inc. Changes to and additions to the Fund's individual equity and equity-linked security investments, during the nine months ended July 31, 2002, were comprised of the following:

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

   infoUSA.com, Inc.

      On December 29, 2001 the Fund agreed to the acquisition of the assets of infoUSA.com, Inc. by infoUSA, Inc., the parent company of infoUSA.com, Inc. In return, the Fund received proceeds of $6,670,282.47 made up of $4,842,807.82 in cash and $1,827,474.65 in the form of a promissory note from infoUSA, Inc. The Fund shall receive interest on the unpaid principal balance of the Note at the rate of 6% per annum, paid quarterly.

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

   Cidera, Inc.

      On January 31, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Series D Convertible Preferred Stock issue of Cidera, Inc. ("Cidera") by 76%. The Fund's investment then consisted of 857,192 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at a valuation of $1.0499 per share.

      On April 19, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Series D Preferred Stock issue of Cidera by 56%. The Fund's investment now consists of 857,192 shares of Series D Preferred Stock at a valuation of $0.5833 per share.

   EXP Systems, Inc.

      On January 31, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Convertible Preferred Stock issue of EXP Systems, Inc. ("EXP") by 33%. The Fund's investment then consisted of 1,748,252 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at a valuation of $1.43 per share.

      On May 17, 2002, the Valuation Committee of the Board of Directors marked down the remaining valuation of the Fund's investment in the Series C Preferred Stock issue of EXP by 26%. The Valuation Committee's decision was based on the announcement of an impending disbursement of capital by EXP. The Fund's investment then consisted of 1,748,252 shares of Series C Preferred Stock at a valuation of $1.0582 per share was believed to be what the Fund would receive at the completion of the disbursement of capital.

      On June 19, 2002 the Fund agreed to certain assets of EXP being disbursed pro rata to the shareholders of each of the Series A Convertible Preferred stock, Series B Convertible Preferred Stock, and Series C Preferred Stock. In return, the Fund received proceeds of approximately $1,500,000 in cash. The entire transaction resulted in a realized loss of $6,608,111 for the Fund. The Fund's investment now consists of 330,750 shares of Series C Preferred Stock at a valuation of $1.0582 per share.

   Foliofn, Inc.

      On January 31, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Series C Convertible Preferred Stock issue of Foliofn, Inc. ("Foliofn") by 33%.

The Fund's investment then consisted of 5,802,259 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at a valuation of $0.8617 per share.

      On July 31, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Series C Preferred Stock issue of Foliofn by 40%. The Fund's investment now consists of 5,802,259 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at a valuation of $0.5170 per share.

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

   Ishoni Networks, Inc.

      On January 31, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Convertible Preferred Stock issue of Ishoni Networks, Inc. ("Ishoni") by 33%. The Fund's investment then consisted of 2,003,607 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at a valuation of $2.4955 per share.

      On July 31, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Series C Preferred Stock issue of Ishoni by 50%. The Fund's investment now consists of 2,003,607 shares of Series C Preferred Stock at a valuation of $1.2477 per share.

   MediaPrise, Inc.

      On January 31, 2002, the Valuation Committee of the Board of Directors marked down the value of the Fund's investment in the Series A Convertible Preferred Stock issue of MediaPrise, Inc. ("MediaPrise") by 100%. The Fund's investment now consists of 2,196,193 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at a valuation of $0.00 per share.

   Pagoo, Inc.

      On January 31, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Series C Convertible Preferred Stock issue of Pagoo, Inc. ("Pagoo") by 54%. The Fund's investments then consisted of 3,412,969 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at a valuation of $1.0255 per share and 2,098,636 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at a valuation of $1.906 per share.

      On May 16, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Series C Preferred Stock issue of Pagoo by 100% and marked down the value of the Fund's investment in the Series D Preferred Stock issue of Pagoo by 35%. The Fund's investments now consist of 3,412,969 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at a valuation of $0.00 per share and 2,098,636 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at a valuation of $1.2389 per share.

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

      On April 30, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investments in the Series B Preferred Stock, the Series C Preferred Stock, and the Series C1 Preferred Stock issues of IQdestination. The Valuation Committee's decision was based on the announcement of the winding down of IQdestination. The Fund's investments now consist of 1,150,000 shares of Series B Preferred Stock at a valuation of $0.00 per share, 1,295,775 shares of Series C Preferred Stock at a valuation of $0.00 and 535,714 shares of Series C1 Preferred Stock at a valuation of $0.00 per share which is believed to be what the Fund will receive at the completion of the wind down.

   Lumeta Corporation

      On February 13, 2002 the Fund entered into a follow-on investment of approximately $30,303 in Lumeta Corporation ("Lumeta"). The Fund's investment consisted of a Convertible Promissory Note (the "Note") with a face value of $30,303 and earning interest at a rate of 12% per annum. The Note is due and payable on May 31, 2002.

      On June 10, 2002, the Fund entered into a follow-on investment of approximately $126,186.20 in Lumeta. The Fund's investment consisted of 180,266 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") at $0.70 per share. In conjunction with the Series B Preferred stock financing, the Fund converted its $30,303 note into 86,580 shares of Series B Preferred Stock at $0.35 per share

      The Series B Preferred Stock ranks senior, with respect to liquidation preference, to any series of Preferred Stock issued prior to the Series B and senior to the Common Stock. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series B Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

      Due to the investment in the Series B Preferred Stock at a higher price per share than the Series A Convertible Preferred Stock, the value of the Series A Convertible Preferred Stock was subsequently marked up in accordance with the valuation policies as set forth in the Fund's Registration Statement.

   BlueStar Solutions, Inc.

      On February 28, 2002 the Fund entered into a follow-on investment of approximately $3,000,000 in BlueStar Solutions, Inc ("BlueStar"). The Fund's investment consisted of 4,545,455 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at $0.66 per share.

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

   Endymion Systems, Inc.

      On April 19, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Series A Convertible Preferred Stock issue of Endymion Systems, Inc. ("Endymion") by 43%. The Fund's investment then consisted of 7,156,760 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at a valuation of $0.4192 per share.

      On July 31, 2002, the Valuation Committee of the Board of Directors marked down the remaining value of the Fund's investment in the Series A Preferred Stock issue of Endymion by 33%. The Fund's investment now consists of 7,156,760 shares of Series A Preferred Stock ("Series A Preferred Stock") at a valuation of $0.2795 per share.

   ProcessClaims, Inc.

      On May 7, 2002, the Fund entered into approximately a $400,000 follow-on investment in ProcessClaims, Inc. ("ProcessClaims"). The Fund's investment consisted of 849,257 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at $0.471 per share. The Fund's investment also consisted of 873,362 warrants to purchase Series E Preferred Stock at $0.000023 per share. The warrants expire on December 31, 2005.

      The Series D Preferred Stock ranks pari passu, with respect to liquidation preference, to the Series C Convertible Preferred Stock and the Series E Convertible Preferred Stock and senior to any series of Preferred Stock issued prior to the Series C and senior to the Common Stock. In the event of a Qualified IPO, the Series D Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

      Due to the investment in the Series D Preferred Stock at a higher price per share than the Series C Convertible Preferred Stock, the value of the Series C Convertible Preferred Stock was subsequently marked up in accordance with the valuation policies as set forth in the Fund's Registration Statement.

   DataPlay, Inc.

      On May 9, 2002 the Fund entered into a follow-on investment of $2,000,000 in DataPlay, Inc. ("DataPlay"). The Fund's investment consisted of a Convertible Promissory Note (the "Note") with a face value of $2,000,000 and earning interest at a rate of 6% per annum. The Note is due and payable on May 10, 2005.

      On June 14, 2002 the Fund entered into a follow-on investment of $500,000 in DataPlay. The Fund's investment consisted of a Convertible Promissory Note (the "Note") with a face value of $500,000 and earning interest at a rate of 6% per annum. The Note is due and payable on June 17, 2005.

      On June 26, 2002 the Fund entered into a follow-on investment of $1,000,000 in DataPlay. The Fund's investment consisted of a Convertible Promissory Note (the "Note") with a face value of $1,000,000 and earning interest at a rate of 6% per annum. The Note is due and payable on June 27, 2005.

   Safestone PLC

      On July 3, 2002 Fund entered into a $500,000 follow-on investment in Safestone PLC ("Safestone"). The Fund's investment consisted of 391,923 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") at $1.2758 per share. In conjunction with the Series B Preferred Stock financing, the Fund exercised its Series A Share Anti-Dilution Warrant, purchasing 1,064,054 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at $0.01526 per share.

      The Series B Preferred Stock ranks senior, with respect to liquidation preference, to the Series A Preferred Stock and any series of Preferred Stock issued prior to the Series B and senior to the Common Stock. In the event of a Qualified IPO, the Series B Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

      Due to the investment in the Series B Preferred Stock at a lower price per share than the Series A Preferred Stock, the value of the Series A Preferred Stock was subsequently marked down in accordance with the valuation policies as set forth in the Fund's Registration Statement.

   Personic Software, Inc.

      On July 31, 2002 the Fund removed Personic Software, Inc. ("Personic") from its accounting records as the Fund's equity position, along with all of the other preferred equity investors, had been irreversibly diluted by an investor holding a senior secured note. The entire transaction resulted in a realized loss of approximately $10,760,460 for the Fund.

   Sonexis, Inc.

      On July 31, 2002, the Valuation Committee of the Board of Directors marked down the value of the Fund's investment in the Series C Convertible Preferred Stock issue of Sonexis, Inc. ("Sonexis") by 30%. The Fund's investment now consists of 2,590,674 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at a valuation of $2.702 per share.

   Yaga, Inc.

      On July 31, 2002, the Valuation Committee of the Board of Directors marked down the value of the Fund's investments in the Series A Convertible Preferred Stock and Series B Convertible Stock issues of Yaga, Inc. ("Yaga") by 50%. The Fund's investments now consist of 300,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at a valuation of $1.00 per share, 2,000,000 shares of Series B Convertible

Preferred Stock ("Series B Preferred Stock") at a valuation of $1.00 per share and 100,000 warrants to purchase Series B Preferred Stock at a valuation of $0.00 per share.

6. Submission of Matters to a Vote of Security Holders

      During the Fund's Annual Meeting of Shareholders in March 2002, the proposed revised advisory agreement between the former Advisor and the Fund and the proposed new investment advisory agreement between the former Sub-Advisor and the Fund were not approved by the shareholders. Pursuant to an interim agreement dated March 27, 2002, meVC Advisers continued to serve as the Fund's investment advisor, until its resignation on June 19, 2002. Also pursuant to an interim agreement dated March 27, 2002, Draper Advisers continued to serve as the Fund's investment sub-advisor, until the contract terminated automatically on June 19, 2002 when the former Advisor resigned. At that time the Board voted to internalize all management and administrative functions of the Fund effective immediately and continues to consider options available to the Fund in light of the outcome of the Annual Meeting and subsequent resignation of the former Advisor and former Sub-Advisor.

7. Subsequent Events

      On August 16, 2002, the Fund entered into an investment of $200,000 in the form of a 6% Subordinated Promissory Note with DataPlay, Inc maturing on August 16, 2005.

      On August 23, 2002, the Fund entered into an investment of $400,000 in the form of a 6% Subordinated Promissory Note with DataPlay, Inc maturing on August 26, 2005.

      On August 27, 2002 the Fund removed the Common Stock, Series AA Convertible Preferred Stock, Common Stock warrants, and Series C Warrants for Common Stock of InfoImage from its accounting records, as InfoImage had filed for bankruptcy under Chapter 7 of the US Code. The entire transaction resulted in a realized loss of approximately $2,356,690 for the Fund.

      On August 30, 2002, the Fund entered into an investment of $200,000 in the form of a 6% Subordinated Promissory Note with DataPlay, Inc maturing on September 3, 2005.

      Subsequent to the resignation of meVC Advisers, the Fund determined that the former Advisor had not paid certain vendors for services performed on behalf of the Fund, as called for under the Advisory Agreement with the Fund. On August 30, 2002, the Fund paid or accrued $463,535.48 in expenses to pay those vendors, which resulted in a $0.028 decrease in net asset value per share. The Fund is considering action it may take against the former Advisor to recover these expenses; although, there is no guarantee of recovery.

      On September 10, 2002 the Fund removed the Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and the Series C1 Convertible Preferred Stock of IQdestination from its accounting records as the company had ceased operations and the inside investors had signed a certificate of dissolution. The entire transaction resulted in a realized loss of approximately $3,520,000 for the Fund.

      On September 10, 2002 the Fund agreed to the acquisition of the assets of Annuncio by PeopleSoft. In return, the Fund received proceeds of $1,585,381.20 made up of $1,205,749.55 in cash and $379,631.65 to be held in escrow until January 31, 2003. The entire transaction resulted in a realized loss of $3,414,618.80 for the Fund.

      On September 13, 2002 the Fund agreed to the partial return of capital for Pagoo in the amount of $2,430,059.97. In conjunction with the return of capital, the Fund's Series C Preferred Stock and Series D Preferred Stock was recapitalized into Series A-1 Convertible Preferred Shares, along with the entirety of Pagoo's Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. The Series D-1 Convertible Preferred Stock was recapitalized into Series A-2 Convertible Preferred Stock.

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

Overview

      The Fund continues to operate as a closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act").

      From March 27, 2000 to June 19, 2002, the Fund's advisor was meVC Advisers pursuant to an investment advisory agreement dated March 27, 2000 and an interim investment advisory agreement dated March 27, 2002. In general, the duties of the former adviser were to manage the Fund's day-to-day operations and administration, record keeping and regulatory compliance functions, and oversee the operations of the Sub-Advisor.

      From March 27, 2000 to June 19, 2002, the Fund's Sub-Advisor was Draper Advisers pursuant to an investment sub-advisory agreement dated March 27, 2000 and an interim investment advisory agreement dated March 27, 2002 by and between meVC Advisers and Draper Advisers. In general, the duties of the former sub-adviser were to manage the investment and reinvestment of the Fund's assets and provide or make available managerial assistance to the companies in which the Fund invests.

      On March 27, 2002, the Fund held its Annual Meeting of Shareholders. At the meeting the shareholders were also asked to approve a revised advisory agreement between the former Advisor and the Fund and a new advisory agreement between the former sub-advisor and the Fund. As the agreements did not receive the required votes, they were not approved. In light of that, and in accordance with rules adopted by the Securities Exchange Commission ("SEC"), the former Advisor continued to serve as the Fund's investment adviser, pursuant to an interim agreement dated March 27, 2002, for a period not to exceed 150 days and the former Sub-Advisor continued to provide service to the Fund pursuant to an interim agreement dated March 27, 2002, for a period not to exceed 150 days.

      On June 17, 2002, Paul Wozniak and Peter Freudenthal resigned their respective roles with meVC Advisers and the Fund. Mr. Wozniak served as the Secretary and Vice-President of Operations for meVC Advisers and as the Vice-President, Chief Operating Officer, Treasurer, and Secretary for the Fund. Mr. Freudenthal served as the Chief Executive Officer and President of meVC Advisers and Vice-Chairman of the Fund. On June 19, 2002, meVC Advisers resigned as the Fund's investment adviser, effective immediately. As a result, the sub-advisory agreement with Draper Advisers was terminated automatically as a matter of contract construction. As a result of the resignation of the former adviser and termination of the sub-advisors contract, the 150 day period that related to the interim investment advisory agreements was no longer applicable.

      On June 20, 2002, the Board voted to internalize all investment management and administrative functions of the Fund, effective immediately. The Board concluded that the internalized structure would be a more efficient way to run the Fund and that it would provide shareholders greater visibility with respect to the Fund's expenses than they had previously. An administrative team was hired by the Fund to manage the Fund's day-to-day operations and administration, record keeping and regulatory compliance functions. John Grillos, the Fund's Chief Executive Officer, accepted the Board's request to manage, on an interim basis, the investment and reinvestment of the Fund's assets and provide or make available managerial assistance to the companies in which the Fund invests.

      The Board continues to engage in a systematic review of candidates to serve as the Fund's ongoing manager and has announced that it expects to conclude its review and name a manager by September 30, 2002 to serve on an ongoing basis. On September 11, 2002, the Court of Chancery in New Castle County, Delaware, rejected a motion by Millenco LP ("Millenco'), a Cayman-based hedge fund, that would have prevented the Board from hiring such a manager without shareholder approval.

Results of Operations

      The Fund began operations upon the completion of an initial public offering on March 31, 2000. Since inception, the Fund has operated in a depressed market with an economy experiencing a mild recession. Recently, the markets have had to bear the weight of various accounting and financial scandals further weakening an already unstable market environment. The Fund, along with many other venture capital funds launched in the same time period, have not yielded the returns historically experienced in the venture capital community. For the three months ended July 31, 2002, the Fund had a decrease in net assets resulting from operations of $20,797,438 as compared to the three months ended July 31, 2001, during which the Fund had a decrease in net assets resulting from operations of $16,611,428. The Fund's principal investment objective remains the realization of long-term capital appreciation. Pending the completion of investments that meet the Fund's investment objective, available funds are invested in short-term securities.

Liquidity and Capital Resources

      At July 31, 2002, the Fund had $55,577,321 of its net assets (the value of total assets less total liabilities) of $203,908,477 invested in portfolio securities of 23 companies, $5,327,475 in four subordinated notes, $59,431,227 of its net assets invested in temporary investments consisting of Certificates of Deposit, commercial paper, corporate bonds and U.S. government and agency securities, and $91,025,823 in money market funds and cash and cash equivalents. The Fund considers all money market and all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. Current balance sheet resources are believed to be sufficient to finance any future commitments.

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

Investment Income and Expenses

      Net investment loss after all operating expenses amounted to $1,048,232 for the three months ended July 31, 2002, and $46,033 for the three months ended July 31, 2001, respectively. As the Fund continues to invest in preferred stock of portfolio companies, fewer assets are available to invest in short-term, interest-bearing securities. In addition and in connection with general economic trends, the Fund has received a lower interest rate on short-term securities in which it has invested.

      From the beginning of the fiscal quarter through June 19, 2002, the Fund was charged a management fee by meVC Advisers at a rate of 2.5% of the average weekly net assets of the Fund, paid monthly in arrears. The former Advisor had agreed to pay compensation to the directors and officers for any and all services rendered to the Fund and had agreed to pay all Fund expenses above and beyond the 2.5% management fee paid to the former Advisor by the Fund. The former Advisor resigned without notice on June 19, 2002. As a result, the Fund's board internalized the Fund's operations, including management of the Fund's investments, and began to pay it's own expenses directly.

      The previous 2.5% expense cap, the maximum amount of compensation to be paid to the former Advisor, was terminated at the time of the Adviser's resignation. From June 20, 2002 through the end of the fiscal quarter, the Fund accrued $1,266,421 in operating expenses. Such total fees amounted to $1,854,470 for the three months ended July 31, 2002 (including $1,266,421 in operating expenses and $588,049 in management fees) and $1,845,235 for the three months ended July 31, 2001, respectively.

      The Fund's Board of Directors approved an operating budget for the Fund's internalized structure which may result in fees lesser or greater than 2.5% on an annualized basis.

Unrealized Appreciation and Depreciation of Portfolio Securities

      During the nine months ended July 31, 2002, the Fund had a net increase in unrealized depreciation on investment transactions of $27,064,872. Such depreciation resulted mainly from the Valuation Committee of the Board of Directors' decision to mark down the value of the Fund's investments in Annuncio Software, Inc., AuctionWatch.com, Inc., Cidera, Inc., DataPlay, Inc., Endymion Systems, Inc., EXP Systems, Inc., Foliofn, Inc., InfoImage, Inc., IQdestination, Ishoni Networks, Inc., Lumeta Corporation, MediaPrise, Inc., Pagoo, Inc., Safestone Technologies PLC, ShopEaze Systems, Inc., Sonexis, Inc., and Yaga, Inc. For the nine months ended July 31, 2002, the increase in the Fund's retained deficit is $49,834,389 and the total retained deficit since inception is $107,741,523; the retained deficit is due primarily to the Valuation Committee of the Board of Director's decision to mark down the valuations of certain portfolio company investments, as private companies experienced a decline in valuations similar to that of public companies. Management expects the unrealized losses of the Fund's investments in InfoImage Inc., IQdestination, Mediaprise, Inc., and Shopeaze Systems, Inc. to be realized as soon as dissolution papers are completed and signed by the companies' respective inside investors.

      During the nine months ended July 31, 2001, the Fund had a net increase in unrealized depreciation on investment transactions of $28,079,658. Such depreciation also resulted mainly from the Valuation Committee of the Board of Directors' decision to mark down the value of the Fund's investments in certain portfolio companies. During the nine months ended July 31, 2001, the Fund's retained deficit was $31,989,478. Such deficit also resulted mainly from the Valuation Committee of the Board of Directors' decision to mark down the value of the Fund's investments in certain portfolio companies.

Realized Gain and Loss on Portfolio Securities

      For the nine months ended July 31, 2002, the Fund had a net realized loss of $20,696,133. Such loss was realized mainly from the transactions involving the assets of infoUSA.com, Inc. being acquired by infoUSA, Inc., the parent company of infoUSA.com, Inc., the disbursement of assets from EXP Systems, Inc. to its preferred shareholders, and the write-off of Personic Software, Inc. due to the irreversible dilution of the Fund's equity position. Management expects the unrealized losses of the Fund's investments in InfoImage Inc., IQdestination, Mediaprise, Inc., and Shopeaze Systems, Inc. to be realized as soon as dissolution papers are completed and signed by the companies' respective inside investors.

      For the nine months ended July 31, 2001, the Fund had a net realized gain of $4,295. Due to the recent nature of the portfolio company investments, there were no portfolio company exit events during the period ended July 31, 2001 to create any significant realized gains or losses.

Dividends

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

Portfolio Investments

      At July 31, 2002, the cost of equity and equity-linked security investments held by the Fund to date was $140,524,496, and their aggregate market value was estimated to be $55,577,321. While the current values of certain Portfolio Companies have been greatly reduced, Management believes that a number of the companies identified have upside potential for long-term growth in sales and earnings. The Investment Staff continuously evaluates opportunities to realize value for the Fund and its stockholders. In that regard the Investment Staff will periodically evaluate potential acquisitions, financing transactions, initial public offerings, strategic alliances and sale opportunities involving the Fund's Portfolio Companies. These transactions and activities, while reflected in the Fund's calculation of net asset value, are generally not disclosed to the Fund's shareholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be.

Subsequent Events

      On August 16, 2002, the Fund entered into an investment of $200,000 in the form of a 6% Subordinated Promissory Note with DataPlay, Inc maturing on August 16, 2005.

      On August 23, 2002, the Fund entered into an investment of $400,000 in the form of a 6% Subordinated Promissory Note with DataPlay, Inc maturing on August 26, 2005.

      On August 27, 2002 the Fund removed the Common Stock, Series AA Convertible Preferred Stock, Common Stock warrants, and Series C Warrants for Common Stock of InfoImage from its accounting records, as InfoImage had filed for bankruptcy under Chapter 7 of the US Code. The entire transaction resulted in a realized loss of approximately $2,356,690 for the Fund.

      On August 30, 2002, the Fund entered into an investment of $200,000 in the form of a 6% Subordinated Promissory Note with DataPlay, Inc maturing on September 3, 2005.

      On September 10, 2002 the Fund removed the Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and the Series C1 Convertible Preferred Stock of IQdestination from its accounting records as the company had ceased operations and the inside investors had signed a certificate of dissolution. The entire transaction resulted in a realized loss of approximately $3,520,000 for the Fund.

      On September 10, 2002 the Fund agreed to the acquisition of assets of Annuncio by PeopleSoft. In return, the Fund received proceeds of $1,585,381.20 made up of $1,205,749.55 in cash and $379,631.65 to be held in escrow until January 31, 2003. The entire transaction resulted in a realized loss of $3,414,618.80 for the Fund.

      On September 13, 2002 the Fund agreed to the partial return of capital for Pagoo in the amount of $2,430,059.97. In conjunction with the return of capital, the Fund's Series C Preferred Stock and Series D Preferred Stock was recapitalized into Series A-1 Convertible Preferred Shares, along with the entirety of Pagoo's Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. The Series D-1 Convertible Preferred Stock was recapitalized into Series A-2 Convertible Preferred Stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We invest in small companies, and our investments are considered speculative in nature. Our investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, we are subject to risk of loss which may prevent our stockholders from achieving price appreciation and dividend distributions.

      The portion of our portfolio consisting of investments in private companies is also subject to valuation risk. We value our privately held investments based on a determination of their fair value made in good faith by our board of directors on a quarterly basis and otherwise required in accordance with our established guidelines. In the absence of a readily ascertainable market value, the estimated values of our investments may differ significantly from the values that would exist if a ready market for these securities existed. Any changes in valuation are recorded in our statements of operations as "Net unrealized gain (loss) on investments."

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

      On February 20, 2002, Millenco, filed a complaint in the United States District Court for the District of Delaware against the former Advisor and the Fund. The Fund was designated a "nominal" defendant for purposes of effectuating the relief sought in the complaint. The complaint alleges that the fees received by the former Advisor from the Fund for fiscal year 2001 were excessive, in violation of Section 36(b) of the Investment Company Act of 1940. Neither the former Sub-Advisor nor any of the Fund's directors or officers is named as a defendant in the case. The Fund moved to dismiss the complaint against it, on the ground that it may not be named as a defendant in a Section 36(b) suit. During a telephonic hearing with the court, Millenco said it did not oppose dismissal of the suit against the Fund, but it vigorously opposed dismissal or transfer of the suit against the former Advisor.

      On April 3, 2002, Millenco filed a complaint against the Fund in the Court of Chancery, New Castle County, Delaware, seeking a judicial determination of the stockholder's vote of March 27, 2002, to approve investment advisory agreements between the Fund and the former Advisor and between the Fund and the former Sub-Advisor. See Item #4. On April 5, 2002, Millenco moved to accelerate the trial of the case. However, on April 8, 2002, the Fund informed the Chancery Court that the Fund's Board of Directors decided that the two challenged agreements had failed, that a stockholder's meeting would not be reconvened on his matter, and that plaintiff had withdrawn its request to accelerate the trial. Subsequently, on April 17, 2002, the Fund moved to dismiss the suit as moot. Millenco never filed a response to that motion, and the Court never acted upon it.

      On July 30, 2002, Millenco filed an amended complaint against the Fund and the Fund's directors in the Court of Chancery, New Castle County, Delaware, seeking to (i) invalidate the election of two of the Fund's four directors, John
M. Grillos and Larry Gerhard, at the 2001 and 2002 Annual Meetings of Stockholders, to three-year terms expiring 2004 and 2005, respectively; and (ii) require the Fund to hold a special Meeting of Stockholders, for the purpose of holding new elections to the board seats currently held my Mr. Grillos and Mr. Gerhard and the vacant board seat due to Peter Freudenthal's resignation in June 2002.

Subsequent Events

      On August 21, 2002, Judge Farnan of the U.S. District Court for the District of Delaware issued an order granting the Fund's motion to dismiss the Fund from the February 20, 2002 lawsuit, as filed by Millenco, since Section 36(b) of the Investment Company Act of 1940 prohibits an action against the Fund because it has not received compensation or payments from a registered investment company.

      On August 23, 2002, Millenco moved for leave to file a second amended complaint, in which it proposed to add another allegation to its first amended complaint. On September 4, 2002, Millenco moved for leave to file a re-written version of its proposed second amended complaint, in which it added two more allegations to its first amended complaint.

      On September 11, 2002, Vice Chancellor Stephen Lamb of the Chancery Court
(1) granted the Fund's motion to dismiss the claims in the first amended complaint for an expedited proceeding to invalidate the director elections and order new elections, (2) denied Millenco's motion for a "status quo" order that would have prevented the Fund from internally hiring a Fund manager without shareholder approval, (3) allowed Millenco to file the September 4th version of its second amended complaint, subject to a motion by the Fund to dismiss several of the claims in it, and (4) denied the Fund's motion to dismiss a breach of fiduciary duty claim in the second amended complaint based on the Fund's alleged failure to disclose in past proxy statements certain outside relationships of several of the Fund's directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On March 27, 2002, the Fund held its Annual Meeting of Shareholders. Of the 16,500,000 shares outstanding and entitled to vote, 15,008,220 were represented at the meeting by proxy or in person. As a result of a last minute change in position by the New York Stock Exchange the evening before the Annual Meeting, brokers' ability to vote shares with discretion on behalf of their clients was called into question. This affected approximately half of the votes submitted, all of which had been voted in favor of the proposals. The Fund originally proposed an adjournment of the Annual Meeting until April 25, 2002 to resolve the status of these broker votes and to permit shareholders the opportunity to cast their votes on the proposals. However, the Fund's Board of Directors later determined not to reconvene the Annual Meeting.

      At the meeting the shareholders were asked to re-elect Larry J Gerhard to serve on the Fund's Board of Directors for a three-year term. For Mr. Gerhard, 10,231,514 shares voted for his reelection, with 4,616,759 voted against and 159,947 share votes withheld. As Mr. Gerhard received a majority of the votes cast, he was subsequently reelected as a director of the Fund until 2005.

      At the meeting the shareholders were also asked to approve a revised advisory agreement between the former Advisor and the Fund. Regarding the contract, 2,641,655 shares voted for the approval, with 5,024,676 votes against, 116,737 votes withheld and 7,225,152 broker non-votes. As the agreement did not receive the required votes, it was subsequently not approved. The former Advisor continued to serve as the Fund's investment adviser, pursuant to an interim agreement dated March 27, 2002, until its resignation on June 19, 2002. At that time, the Board voted to internalize all management and administrative functions of the Fund effective immediately and continues to consider options available to the Fund in light of the outcome of the Annual Meeting and subsequent resignation of the former Advisor.

      At the meeting the shareholders were also asked to approve a new investment advisory agreement between the former Sub-Advisor and the Fund. Regarding the contract, 2,634,963 shares voted for the approval, with 5,026,165 voted against, 121,940 votes withheld and 7,225,152 broker non-votes. As the agreement did not receive the required votes, it was subsequently not approved. The former Sub-Advisor continued to serve as the Fund's investment sub-adviser, pursuant to an interim dated March 27, 2002, until its required resignation on June 19, 2002. At that time, the Board voted to internalize all management and administrative functions of the Fund effective immediately and continues to consider options available to the Fund in light of the outcome of the Annual Meeting and subsequent resignation of the former Sub-Advisor.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit No.       Exhibit

      99.1 Certification of Chief Executive Officer and Acting Chief Operating Officer of meVC Draper Fisher Jurvetson Fund I, Inc.

      Other required Exhibits are included in this Form 10-Q or have been previously filed in the Company's Registration Statement on Form N-2 (Reg. No. 333-92287).

(b)   Reports on Form 8-K

      During the period ended July 31, 2002, the Fund filed three reports on Form 8-K. The first report, dated April 5, 2002, was filed to report the Board of Directors' decision not to reconvene the Annual Meeting and to announce that two proposals had failed to receive the necessary votes for approval as of March 27, 2002. The second report, dated June 18, 2002, was filed to report the Board of Directors' acceptance of the resignations of Peter S. Freudenthal and Paul D. Wozniak from the Fund. The third report, dated June 20, 2002, was filed to report the Board of Directors' unanimous decision to internalize all management and administrative functions of the Fund effective immediately.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                      MEVC DRAPER FISHER JURVETSON FUND I, INC.

Date: September 20, 2002              /s/ JOHN M GRILLOS
                                      ------------------------------------------
                                      John M. Grillos
                                      Chief Executive Officer, Director


                                      MEVC DRAPER FISHER JURVETSON FUND I, INC.

Date: September 20, 2002              /s/ ANN E. OGLANIAN
                                      ------------------------------------------
                                      Ann E. Oglanian
                                      Acting Chief Operating Officer