Form 10-K
period 2002-10-31
MEVC DRAPER FISHER JURVETSON FUND I INC
filed 2003-01-27
CIK 1099941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     October 31, 2002
                          ---------------------------------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number  000-28405
                       --------------------------------------------------------

                     MEVC DRAPER FISHER JURVETSON FUND INC.
                                D/B/A MVC CAPITAL
             (Exact name of registrant as specified in its charter)

          DELAWARE                                                     94-3346760
-------------------------------                                    -------------------
(State or other jurisdiction of                                     (I.R.S. Employer
incorporation or organization)                                     Identification No.)

3000 Sand Hill Road, Building 1, Suite 155, Menlo Park, California        94025
------------------------------------------------------                 ----------
       (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (650) 926 7000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
   Common Stock                                 New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:    None

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ('SS' 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $135,454,118, computed on the basis of $8.32 per share, closing price of the common stock on the New York Stock Exchange ("NYSE") on January 9, 2003. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 16,500,000 shares of the registrant's common stock, $.01 par value, outstanding as of January 9, 2003. The net asset value of a share at October 31, 2002 was $11.84.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            (A Delaware Corporation)
                                      Index

Part I                                                                                   Page
  Item 1.    Business.................................................................     1
  Item 2.    Properties...............................................................    12
  Item 3.    Legal Proceedings........................................................    12
  Item 4.    Submission of Matters to a Vote of Security Holders......................    13

Part II

  Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters....    14
  Item 6.    Selected Financial Data..................................................    15
  Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................................    15
  Item 7A.   Quantitative and Qualitative Disclosure about Market Risk................    32
  Item 8.    Financial Statements and Supplementary Data..............................    33
  Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures.....................................    51

Part III

  Item 10.   Directors and Executive Officers of the Registrant.......................    51
  Item 11.   Executive Compensation...................................................    52
  Item 12.   Security Ownership of Certain Beneficial Owners and Management...........    54
  Item 13.   Certain Relationships and Related Transactions...........................    54
  Item 14.   Controls and Procedures..................................................    55

Part IV

  Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..........    55

SIGNATURE.............................................................................    57

Certifications........................................................................    58

                                     Part I

Factors That May Affect Future Results

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that involve substantial uncertainties and risks. The Fund's future results may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers should also carefully review the risk factors described in the other documents the Fund files, or has filed, from time to time with the Securities and Exchange Commission.

Item 1. Business

     meVC Draper Fisher Jurvetson Fund I, Inc. (the "Fund") is a Delaware Corporation organized on December 2, 1999 and which commenced operations on March 31, 2000. The Fund seeks capital appreciation and increased streams of income by making investments in equity and equity-oriented securities issued by privately-owned, information-technology companies in transactions negotiated directly with such companies ("Portfolio Companies") and entering into venture lending by providing debt financing to late stage venture capital backed information technology companies. The Fund's equity investments in Portfolio Companies will consist of equity securities such as common and preferred stock, other equity-oriented securities such as debt convertible into common or preferred stock, options or other rights to acquire common or preferred stock and debt securities consisting of senior notes, senior subordinated notes and junior subordinated notes. Venture lending involves providing non-conventional debt financing to private venture backed companies. A portion of the lender's consideration is generally taken in the form of warrants for common or preferred stock exercisable into shares of the borrower and, in addition, the lender receives interest on the loans and receives origination fees. Generally, the loans will be collateralized by a senior security interest in the borrower's assets. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940, as amended ("Investment Company Act").

     The Fund currently has thirteen employees engaged in performing the duties and functions required, including the provision of management services to Portfolio Companies (the "Management"). The Fund has five members on the Board of Directors. Four of the directors are not interested persons (the "Independent Directors") as defined by the Investment Company Act. The directors are responsible for providing overall guidance and supervision of the Fund, approving the valuation of the Fund's investments and performing various duties imposed on directors of a business development company by the Investment Company Act. Among other things, the Independent Directors supervise the management arrangements for the Fund, the custody arrangements with respect to portfolio securities, the selection of independent public accountants, fidelity bonding and any transactions with affiliates.

     On December 4, 2002, the Fund announced it had commenced doing business under the name MVC Capital.

     The Fund's principal executive office is located at 3000 Sand Hill Road, Building 1, Suite 155, Menlo Park, California 94025, its telephone number is
(650) 926-7000 and its website is www.mvccapital.com. Copies of the Fund's annual regulatory filings on Form 10-K, quarterly regulatory filings on Form 10-Q and 8-K regulatory filings may be obtained from the Fund's website, free of charge.

ORGANIZATION

     From inception through June 19, 2002, meVC Advisers, Inc., a Delaware Corporation (the "former Advisor" or "meVC Advisers") provided certain management and administrative services necessary for the operation of the Fund subject to the supervision of the directors. The former Advisor arranged for third parties to perform certain management, administrative and other services, including the hiring of Fleet Investment Advisors, Inc. to manage the Fund's cash and short term interest bearing investments, and the hiring of State Street Bank and Trust Co, Inc. to handle all functions of administration, accounting and custodial work necessary for the operations of the Fund. The former Advisor provided the Fund, at the former Advisor's expense, with the office space, facilities, equipment, and personnel (whose salaries and benefits were paid by the former Advisor) necessary to enable the Fund to conduct the operational aspects of its business. The former Advisor also hired a sub-advisor, Draper Fisher Jurvetson MeVC Management Co., LLC ("the former Sub-Advisor"), who provided the Fund, at the former Sub-Advisor's expense, with the office space, facilities, equipment, and personnel (whose salaries and benefits were paid by the former Sub-Advisor) necessary to enable the Fund to conduct the investment management aspects of its business.

     At the Annual Meeting of the Fund held on March 27, 2002 two proposals pertaining to the re-approval of the former Advisor and the former Sub-Advisor failed to receive the necessary votes for approval. The Fund's Board of Directors then determined that meVC Advisers, Inc. and Draper Fisher Jurvetson MeVC Management Co., LLC would continue to serve as the Fund's investment adviser and sub-adviser, respectively, pursuant to interim agreements, which under SEC rules may remain in effect for a period of up to 150 days from March 27, 2002. The Board of Directors then undertook a thorough review of alternatives for investment management and administration.

     On June 17, 2002, Peter S. Freudenthal, then the President, Chief Executive Officer and Chairman of the Board of the former Advisor of the Fund and of the parent entity of the former Advisor, resigned from his positions as Vice Chairman, President and a Director of the Fund. At the same time Paul D. Wozniak, then the Vice President of Operations for the former Advisor and the Chief Operating Officer and Chief Financial Officer of the parent entity of the former Advisor, resigned from his positions as Vice President, Chief Financial Officer, Treasurer and Secretary of the Fund. Messrs. Freudenthal and Wozniak also resigned from the former Advisor.

     From inception through June 19, 2002, the Fund was charged a management fee by meVC Advisers at a rate of 2.5% of the average weekly net assets of the Fund, paid monthly in arrears. meVC Advisers had agreed to pay compensation to the directors and officers for any and all services rendered to the Fund and had agreed to pay all Fund expenses above and beyond the 2.5% management fee paid to meVC Advisers by the Fund. On June 19, 2002, meVC Advisers resigned without prior notice to the Fund, effective immediately, as the Fund's investment adviser. This resignation resulted in the automatic termination of the agreement between the former Advisor and the former Sub-Advisor to the Fund. As a consequence, the agreement with the former Advisor where the former Advisor agreed to pay all Fund expenses above and beyond the 2.5% paid to the former Adviser by the Fund also terminated.

     Subsequent to the resignation of meVC Advisers, the Fund determined that meVC Advisers had not paid certain vendors for services performed on behalf of the Fund, which meVC Advisers had agreed to pay. On August 30, 2002, the Fund paid or accrued $463,535.48 in expenses to pay those vendors, which resulted in a $0.028 decrease in net asset value per share. The Fund is considering legal actions that it may take against meVC Advisers to recover these expenses that the Fund was forced to assume and pay.

     Subsequently on June 19, 2002, the Board of Directors of the Fund met to make prompt determinations with respect to the appropriate arrangements for the Fund's continued operations, specifically in the areas of portfolio management, cash management and administration. Upon a consideration of options then available to the Fund, the then current independent directors of the Fund concluded that internalizing the management of the Fund's operations was a reasonable alternative, and the most viable option under the circumstances. The full Board, and the then current independent directors voting separately, then appointed Mr. John M. Grillos to serve as the interim Chief Executive Officer and to conduct the day to day operations of the Fund, and to hire employees, vendors and consultants necessary to perform all operations of the Fund, including cash management, investment of the Fund's assets, and all necessary administrative, legal and compliance functions not then already performed by a third party.

     The full Board, and the then current independent directors voting separately, also authorized the Fund to hire Ms. Ann Oglanian as a consultant to assist the Fund through the process of internalizing management and to consult with the Fund regarding ongoing administrative and operational matters. Ms. Oglanian also served as Acting Chief Operating Officer of the Fund from June 2002 through November 2002. Certain individuals who had been employed by the former Advisor or the former Sub-Advisor were hired by the Fund to enable the Fund to continue to provide portfolio management, as well as cash management and administrative services. Mr. Nino Marakovic, a Principal and Partner of the former Sub-Advisor, was hired as an employee and appointed as Secretary of the Fund.

     In October 2002, the independent directors completed their due diligence regarding the investment management and administration alternatives for the Fund. The independent directors stated their commitment to maintaining the Fund's investment objective of long term capital appreciation from venture capital investments in information technology companies and that it was in the best interest of the Fund and its shareholders to continue to conduct the Fund's investment operations through internal management. The independent directors also agreed that it would be in the Fund's best interest to consider engaging in venture lending activities in addition to its venture equity investments. The independent directors then unanimously, a) appointed John Grillos, the then Chairman of the Board and CEO, to serve as the Fund's Chief Investment Officer; b) elected William Del Biaggio III as President of the Fund;
c) agreed to consider investing in debt instruments issued by information technology companies; and d) agreed to continue to conduct the Fund's operations through internal management by the Fund's Board of Directors, officers and employees. Mr. Del Biaggio brings expertise in debt financings for privately held companies. Mr. Del Biaggio will focus on the Fund's new lending program for private companies backed by top-tier venture capitalists.

     In November 2002, Mr. Michael D. Stewart was hired as Acting Chief Financial Officer of the Fund.

     Subject to the supervision of the directors, the Management performs services necessary for the operations of the Fund. The investment team is charged with identifying, evaluating, structuring, monitoring, and disposing of the Fund's investments in Portfolio Companies and managing the Fund's cash and short-term, interest-bearing investments. Subject to the supervision of the directors, Management has arranged for third parties to perform certain of the administrative services and other services necessary for the operations of the Fund. Management had engaged State Street Bank and Trust Co, Inc. (the "Fund Administrator", the "Fund Accounting Agent", the "Custodian"), to handle all functions of administration, accounting, and custodial work necessary for the operations of the Fund until October 31, 2002. Effective November 1, 2002, Management has engaged US Bancorp Fund Services LLC (the "new Fund Administrator", the "new Fund Accounting Agent"), to handle all functions of administration and accounting work, and engaged U.S. Bank National Association (the "new Custodian") to handle all custodial work necessary for the operations of the Fund. The Fund directly incurs expenses for all office space, facilities, equipment and personnel necessary to conduct its business.

INVESTMENT PRACTICES

     Substantially all of the net assets of the Fund are invested, or are intended to be invested, in securities or debt instruments of Portfolio Companies. Substantially all amounts not invested in securities of Portfolio Companies are invested in short-term, highly liquid investments consisting of interest bearing certificates of deposit or securities issued or guaranteed as to interest and principal by the United States or by a person or entity controlled or supervised by and acting as an instrumentality of the government of the United States that have maturities of less than one year from the date of the investment or other short-term, highly liquid investments providing, in the opinion of Management, appropriate safety of principal.

     The Fund's investments in Portfolio Companies are structured in private transactions negotiated directly with the owner or issuer of the securities acquired.

     The Fund is concentrating its investment efforts on companies of a type and size that, in Management's view, provide opportunities for significant capital appreciation and prudent diversification of risk. By investing in debt securities, the Fund seeks to provide current interest and fee income from these financings, as well as the potential for long term capital growth through the appreciation in the value of warrants or other equity instruments that it receives in connection with making the loan. Venture lending is an asset class that may allow the Fund to participate in the potential upside of venture capital investments with a greater level of protection against the downside risk of an equity investment. The upside is typically achieved through warrants or convertible features, while the downside protection is typically achieved through liquidation preference over equity investors, principal amortization and covenants.

     The Fund is attempting to reduce certain risks inherent in private equity-oriented investments by investing in a portfolio of companies involved in different sectors of the Information Technology industry. The Fund has limited its initial investment (whether in the form of equity or debt securities, commitments to purchase securities or debt guaranties) in any Portfolio Company to no more than 5% of the Fund's net assets. However, if a follow-on investment is available or required, as discussed below, the Fund's investment in a particular Portfolio Company may exceed those initial investment limitations. Also, investments in certain Portfolio Companies may be in excess of the Fund's initial investment limitations due to increases in the value of such investments or decreases in the value of the other Fund assets.

INVESTMENT CRITERIA

     Prospective investments are evaluated by Management based upon criteria that may be modified from time to time. The criteria currently being used by Management in determining whether to make an investment in a prospective Portfolio Company include, but are not limited to:

     --   The presence or availability of strong management teams;

     --   Favorable industry and competitive dynamics;

     --   Markets characterized by rapid growth and new product adaptation;

     --   Strong revenue traction to support the venture lending strategy.

CO-INVESTMENTS

     The Fund has co-invested in certain Portfolio Companies with affiliates of its former investment advisor and sub-advisor in the Draper Fisher Jurvetson network (the "Draper Network"). The Fund and Management obtained an order from the Securities and Exchange Commission (the "SEC") exempting the Fund from certain prohibitions contained in the Investment Company Act relating to co-investments by the Fund and the Draper

Network. Under the terms of the order, Portfolio Companies purchased by the Fund and the Draper Network are required to be approved by the Independent Directors and are required to satisfy certain conditions established by the SEC. In accordance with the conditions of the order, the Fund has co-invested with certain affiliates of Draper Fisher Jurvetson in the following Portfolio Companies of the Fund: IQdestination, Lumeta Corporation, Mediaprise, Inc. and Phosistor, Inc.

     Further, John M. Grillos, Chief Executive Officer of the Fund, is a limited partner investor in Osprey Ventures ("Osprey"), a venture capital fund investing primarily in early stage technology companies. Mr. Grillos owns less than 0.09% of the outstanding limited partnership interests in Osprey. Osprey is a co-investor in two MVC portfolio companies, BlueStar Solutions, Inc., and ShopEaze Systems, Inc.

INVESTMENT OPERATIONS

     The investment operations of the Fund consist principally of the following basic activities:

     IDENTIFYING INVESTMENTS. Investment opportunities are identified for the Fund by the investment team. Investment proposals may, however, come to the Fund from many other sources, and may include unsolicited proposals from the public and from referrals from banks, lawyers, accountants and other members of the financial community.

     EVALUATING INVESTMENT OPPORTUNITIES. Prior to committing funds to an investment opportunity, due diligence is conducted to assess the prospects and risks of the potential investment. See "Investment Criteria" above.

     STRUCTURING INVESTMENTS. Portfolio Company investments typically are negotiated directly with the prospective Portfolio Company or its affiliates. The investment team structures the terms of a proposed investment, including the purchase price, the type of security to be purchased or financing to be provided and the future involvement of the Fund and affiliates in the Portfolio Company's business (including potential representation on its board of directors). The investment team seeks to structure the terms of the investment so as to provide for the capital needs of the Portfolio Company and at the same time maximize the Fund's opportunities for capital appreciation and interest income in its investments.

     PROVIDING MANAGEMENT ASSISTANCE AND MONITORING OF INVESTMENTS. Private equity investors often assist Portfolio Companies with various aspects of their business operations and BDC's are required to offer such assistance to qualified portfolio companies. In some cases, officers and directors of the Fund serve as members of the board of directors of Portfolio Companies. The Fund often provides guidance and management assistance to Portfolio Companies with respect to such matters as budgets, profit goals, business and financing strategy, management additions or replacements and plans for liquidity events for Portfolio Company investors such as a merger or initial public offering.

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

DISPOSITION OF INVESTMENTS

     The method and timing of the disposition of the Fund's portfolio investments is critical to the realization of capital appreciation and to the minimization of any capital losses. The Fund expects to dispose of its portfolio securities through a variety of transactions, including the negotiated private sales of such securities to other investors, the sales of portfolio securities in underwritten public offerings, and public sales of such securities. The Fund expects the debt financings to be repaid with interest and hopes to realize further appreciation from the warrants or other equity type instruments it receives in connection with making the loan. The Fund bears the costs of disposing of investments to the extent not paid by a Portfolio Company.

OPERATING EXPENSES

     The Fund, at its own expense, bears the costs of obtaining office space, facilities, equipment and personnel necessary to conduct the Fund's business. The Fund also bears other costs relating to the Fund's operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; New York Stock Exchange fees; custodian fees; litigation costs; costs of disposing of investments including brokerage fees and commissions; and other extraordinary or nonrecurring expenses and other expenses properly payable by the Fund.

VALUATION

     Investments in Portfolio Companies are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Cost is used to approximate fair value of these investments until significant developments affecting an investment provide a basis for valuing such investment at a number other than cost.

     The fair value of investments for which no market exists and for which the Fund's Board of Directors has determined that the original cost of the investment is no longer an appropriate valuation will be determined on the basis of procedures established by management in good faith and approved by the Board of Directors. Valuations will be based upon such factors as the performance of the company relative to planned budgets/forecasts, the issuer's financial condition and the markets in which it does business, the prices of any recent transactions or offerings regarding such securities or any proxy securities, any material analysis, media, or other reports or information regarding the issuer, or the markets or industry in which it operates. In the case of unsuccessful operations, the valuation may be based upon anticipated liquidation proceeds.

     Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund's estimate of fair value may significantly differ from the fair market value that would have been used had a ready market existed for the securities. Such values do not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments.

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

     The directors review the valuations on a quarterly basis or more frequently if deemed necessary to determine their appropriateness.

CUSTODIAN

     Prior to October 31, 2002, the Fund had entered into an agreement with State Street Bank and Trust Company to act as the Fund's custodian with respect to the safekeeping of its securities. The principal business office of the former custodian was 225 Franklin Street, Boston, Massachusetts, 02110. Effective November 1, 2002, the Fund has entered into an agreement with US Bank National Association to act as the custodian with respect to the safekeeping of the Fund's securities. The principal business office of the current custodian is 425 Walnut Street, Cincinnati, OH 45202.

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

     The following discussion outlines certain factors that in the future could affect the Fund's results for 2003 and beyond and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Fund:

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

     NON-DIVERSIFIED STATUS; NUMBER OF INVESTMENTS. The Fund is classified as a "non-diversified" investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single issuer. Generally, the Fund does not intend to initially invest more than 5% of the value of its net assets in a single Portfolio Company. However, follow-on investments or a disproportionate increase in the value of one Portfolio Company or decrease in the value of other assets may result in greater than 5% of the Fund's net assets being invested in a single Portfolio Company. While these restrictions limit the exposure of the capital of the Fund in any single investment, to the extent the Fund takes large positions in the securities of a small number of issuers, the Fund will be exposed to a greater risk of loss and the Fund's net asset value and the market price of its common stock may fluctuate as a result of changes in the financial condition, the stock price of, or in the market's assessment of any single Portfolio Company to a greater extent than would be the case if it were a "diversified" company holding numerous investments. As of October 31, 2002, the Fund has investments in 20 Portfolio Companies, one of which, CBCA, Inc, exceeds 5% of the Fund's net asset value.

     LACK OF LIQUIDITY OF PORTFOLIO INVESTMENTS. The portfolio investments of the Fund consist principally of securities that are subject to restrictions on sale because they were acquired from the issuer in "private placement" transactions or because the Fund is deemed to be an affiliate of the issuer. Generally, the Fund may not be able to sell these securities publicly. Any public sale of these securities would demand the expense and time required to register the securities under the Securities Act and applicable state securities law unless an exemption from such registration requirements is available. In addition, contractual or practical limitations may restrict the Fund's ability to liquidate its securities in Portfolio Companies since in many cases the securities of such companies will be privately held and the Fund may own a relatively large percentage of the issuer's outstanding securities. Sales may also be limited by securities market conditions, which may be unfavorable for sales of securities of particular issuers or issuers in particular industries. The above limitations on liquidity of the Fund's securities could preclude or delay any disposition of such securities or reduce the amount of proceeds that might otherwise be realized.

     DEBT FINANCINGS IN PORTFOLIO INVESTMENTS. The portfolio investments of the Fund will also consist of debt financing to late stage venture capital backed information technology companies. The borrower's ability to repay the loan may be adversely impacted by a number of factors and consequently the loan may not be fully repaid. Furthermore, the Fund's security interest in any collateral over the borrower's assets may not realize a sufficient amount to make up any shortfall.

     NEED FOR FOLLOW-ON INVESTMENTS IN PORTFOLIO COMPANIES. After its initial investment in a Portfolio Company, the Fund may be called upon from time to time to provide additional funds to such company or have the opportunity to increase its investment in a successful situation, e.g., the exercise of a warrant to purchase common stock. There is no assurance that the Fund will make, or have sufficient funds to make, follow-on investments. Any decision by the Fund not to make a follow-on investment or any inability on its part to make such an investment may have a negative impact on a Portfolio Company in need of such an investment or may result in a missed opportunity for the Fund to increase its participation in a successful operation and may dilute the Fund's equity interest in or reduce the expected yield on its investment. In many cases, if a Portfolio Company is unable to secure a follow-on investment from its investors, it is likely that the outcome will be the

Portfolio Company's requirement to cease operations due to the lack of working capital available to that Portfolio Company.

     COMPETITION FOR INVESTMENTS. The Fund encounters competition from other persons or entities with similar investment objectives. These competitors include venture capital firms, small business investment companies, large industrial and financial companies investing directly or through affiliates, other business development companies, foreign investors of various types and individuals. Many of these competitors have greater financial resources and more personnel than the Fund and may be subject to different and frequently less stringent regulation.

     LOSS OF CONDUIT TAX TREATMENT. The Fund may cease to qualify for conduit tax treatment if it is unable to comply with the diversification requirements contained in Subchapter M of the Internal Revenue Code of 1986. Subchapter M requires that at the end of each quarter (i) at least 50% of the value of the Fund's assets must consist of cash, government securities and other securities of any one issuer that do not represent more than 5% of the value of the Fund's total assets and 10% of the outstanding voting securities of such issuer, and
(ii) no more than 25% of the value of the Fund's assets may be invested in the securities of any one issuer (other than United States government securities), or of two or more issuers that are controlled by the Fund and are engaged in the same or similar or related trades or businesses. If the Fund fails to satisfy such diversification requirements and ceases to qualify for conduit tax treatment, the Fund will be subject to income tax on its income and gains and stockholders will be subject to income tax on distributions. The Fund may also cease to qualify for conduit tax treatment, or be subject to a 4% excise tax, if it fails to distribute a sufficient portion of its net investment income and net realized capital gains.

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

     VALUATION OF INVESTMENTS. The Fund's net asset value is based on the value assigned to its portfolio investments. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. The Fund adjusts its net asset value for changes in the value of its publicly held securities, if any, on a daily basis. The value of the Fund's investments in securities for which market quotations are not available is determined as of the end of each fiscal quarter but monitored daily in case there is a significant event requiring a change in valuation in the interim. Cost is used to approximate fair value of such investments until significant developments affecting an investment provide a basis for valuing an investment at other than cost. Thereafter, such portfolio investments are carried at fair values as determined at least quarterly. Due to the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. At October 31, 2002, 100% of the preferred stocks and subordinated notes in Portfolio Companies held by the Fund, representing approximately 25.65% and 2.09%, respectively, of the Fund's net assets, were invested in securities for which market quotations were not readily available. See "Valuation".

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

REGULATION

     The Fund has elected to be treated as a business development company under the Investment Company Act. Accordingly, it may provide for incentive compensation in the form of one of the following: (i) a performance fee based on the capital appreciation of the Fund's investments, (ii) a profit-sharing plan based on the Fund's income, or (iii) a stock option plan. The Fund does not currently have any form of incentive compensation in place.

     The Fund may not withdraw its election to be treated as a business development company without first obtaining the approval of a majority in interest of its shareholders. The following brief description of the Investment Company Act is qualified in its entirety by reference to the full text of the Investment Company Act and the rules thereunder.

     A business development company must be operated for the purpose of investing in the securities of certain present and former "eligible Portfolio Companies" or certain bankrupt or insolvent companies and must make available significant managerial assistance to Portfolio Companies. An eligible Portfolio Company generally is a company that (i) is organized under the laws of, and has its principal place of business in, any state or states, (ii) is not an investment company and (iii)(a) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list, (b) is actively controlled by the business development company acting either alone or as part of a group acting together and an affiliated person of the business development company is a member of the Portfolio Company's board of directors or (c) meets such other criteria as may be established by the SEC. Control is presumed to exist where the business development company owns more than 25% of the outstanding voting securities of a Portfolio Company.

     "Making available significant managerial assistance" is defined under the Investment Company Act to mean (i) any arrangement whereby a business development company, through its directors, officers or employees, offers to provide and, if accepted, does provide significant guidance and counsel concerning the management, operations or business objectives or policies of a Portfolio Company or (ii) the exercise of a controlling influence over the management or policies of a Portfolio Company by the business development company acting individually or as part of a group of which the business development company is a member acting together which controls such company ("Managed Company"). A business development company may satisfy the requirements of clause (i) with respect to a Portfolio Company by purchasing securities of such a company as part of a group of investors acting together if one person in such group provides the type of assistance described in such clause. However, the business development company will not satisfy the general requirement of making available significant managerial assistance if it in all cases provides such assistance only indirectly through an investor group. A business development company need only extend significant managerial assistance with respect to Portfolio Companies which are treated as Qualifying Assets (as defined below) for the purpose of satisfying the 70% test discussed below.

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

     Many of the transactions involving the Fund and its affiliates (as well as affiliates of such affiliates) require the prior approval of a majority of the Independent Directors and a majority of the Independent Directors having no financial interest in the transactions. However, certain transactions involving closely affiliated persons of the Fund would require the prior approval of the SEC. In general (a) any person who owns, controls or holds with power to vote more than 5% of the outstanding shares, (b) any director or executive officer and (c) any person who directly or indirectly controls, is controlled by or is under common control with such person, must obtain the prior approval of a majority of the Independent Directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Fund or any company controlled by the Fund. In accordance with the Investment Company Act, a majority of the directors must be persons who are not "interested persons" as defined in such act. Except for certain transactions which must be approved by the Independent Directors, the Investment Company Act generally does not restrict transactions between the Fund and its Portfolio Companies.

     The Fund has applied for a license as a commercial finance lender under the California Finance Lenders Law, and anticipates that the application will be processed in a timely manner by the California Department of Corporations.

Item 2. Properties

     The Fund does not own any real estate or other physical property. Its principal executive office, located at 3000 Sand Hill Road, Building 1, Suite 155, Menlo Park, California 94025, is occupied under a three-year lease, which is scheduled to expire on October 31, 2005.

Item 3. Legal Proceedings

     On February 20, 2002, Millenco LP ("Millenco'), a Cayman-based hedge fund, filed a complaint in the United States District Court for the District of Delaware against the former Advisor and the Fund. The Fund was designated a "nominal" defendant for purposes of effectuating the relief sought in the complaint. The complaint alleges that the fees received by the former Advisor for the year prior to the filing of the complaint were excessive, in violation of Section 36(b) of the Investment Company Act of 1940. Neither the former Sub-Advisor nor any of the Fund's directors or officers is named as a defendant in the case. The Fund moved to dismiss the complaint against it, on the ground that it may not be named as a defendant in a Section 36(b) suit. During a telephonic hearing with the court, Millenco said it did not oppose dismissal of the suit against the Fund, but it vigorously opposed dismissal or transfer of the suit against the former Advisor.

     On April 3, 2002, Millenco filed a complaint against the Fund in the Court of Chancery, New Castle County, Delaware, seeking a judicial determination of the stockholder's vote of March 27, 2002, to approve investment advisory agreements between the Fund and the former Advisor and between the Fund and the former Sub-Advisor. On April 5, 2002, Millenco moved to accelerate the trial of the case. However, on April 8, 2002, the Fund informed the Chancery Court that the Fund's Board of Directors decided that the proposals for shareholder approval of the advisory and sub-advisory agreements had failed, that a stockholder's meeting would not be reconvened on this matter, and that plaintiff had withdrawn its request to accelerate the trial. Subsequently, on April 17, 2002, the Fund moved to dismiss the suit as moot. Millenco never filed a response to that motion, and the Court never acted upon it.

     On July 30, 2002, Millenco filed an amended complaint against the Fund and the Fund's directors in the Court of Chancery, New Castle County, Delaware, seeking to (i) invalidate the election of two of the Fund's four directors, John
M. Grillos and Larry Gerhard, at the 2001 and 2002 Annual Meetings of Stockholders, to three-year terms expiring 2004 and 2005, respectively; and the election of former director Peter Freudenthal, at the 2001 Annual Meeting, to a three-year term expiring 2004; and (ii) require the Fund to hold a special Meeting of Stockholders, for the purpose of holding new elections to fill the board seats currently held by Mr. Grillos and Mr. Gerhard and the board seat vacated by Peter Freudenthal due to his resignation in June 2002.

     On August 21, 2002, Judge Farnan of the U.S. District Court for the District of Delaware issued an order granting the Fund's motion to dismiss the Fund from the February 20, 2002 federal lawsuit. Judge Farnan agreed with the Fund that an action to recover excess compensation under Section 36(b) of the Investment

Company Act of 1940 may not be brought against any person other than the recipient of such compensation, and Millenco did not allege that the Fund was a recipient of such compensation.

     On August 23, 2002, Millenco moved for leave to file a second amended complaint in Chancery Court, in which it proposed to add another allegation to its first amended complaint. On September 4, 2002, Millenco moved for leave to file a re-written version of its proposed second amended complaint, in which it added two more allegations to its first amended complaint.

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

     The following events occurred after the fiscal year ended October 31, 2002:

     On December 19, 2002, Vice Chancellor Lamb granted Millenco's motion for summary judgment on its claim that the directors breached their duty of disclosure under Delaware law by omitting material facts concerning the business relationship among three of the directors (directors Grillos, Gerhard and Hughes) at eVineyard, Inc. (a privately held corporation) from the 2001 and 2002 proxy statements. Director Grillos, an "interested" director of the Fund by reason of being its CEO and managing member of the Former Sub-Advisor, was Chairman of the Board and Chairman of the Compensation Committee of eVineyard at the same time that directors Gerhard and Hughes, "non-interested" directors of the Fund, were officers of eVineyard. Vice Chancellor Lamb, finding that the omissions rendered the proxy statements false and misleading, ordered the Fund to hold new elections for the seats held by directors Grillos and Gerhard and former director Freudenthal, to be conducted either in conjunction with the Fund's upcoming annual meeting in 2003 (at which two other director seats are up for election) if that meeting is held within 60 days of the date of the Vice Chancellor's order, or separately on or before February 15, 2003. The Vice Chancellor noted without comment Millenco's statement that the remaining claims in Millenco's latest amended complaint were no longer at issue in the case.

     On December 22, 2002 the Fund filed a motion for re-argument of the Vice Chancellor's order with respect to the date by which the Fund must hold an annual or special meeting for the election to fill the three directors' seats. On January 8, 2003, the Vice Chancellor issued an order granting the Fund's motion to re-argue and extending the last date for that election to February 28, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended October 31, 2002.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Fund's shares of common stock began to trade on the New York Stock Exchange (NYSE) on June 26, 2000, under the symbol "MVC". The Fund had approximately 13,000 shareholders at January 9, 2003.

     The following table reflects, for the periods indicated the high and low closing prices per share of the Fund's common stock on the New York Stock Exchange, by quarter.

                                           QUARTER
                                            ENDED      HIGH       LOW
                                           --------   -------   -------
FISCAL YEAR 2002
                                           01/31/02   $ 10.06   $  9.18
                                           04/30/02   $ 10.06   $  8.80
                                           07/31/02   $  9.50   $  7.50
                                           10/31/02   $  8.05   $  7.25
FISCAL YEAR 2001
                                           01/31/01   $12.875   $9.9375
                                           04/30/01   $ 12.49   $ 10.16
                                           07/31/01   $ 12.20   $ 10.70
                                           10/31/01   $ 11.05   $  9.20

DIVIDENDS

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

     On December 4, 2001, the Fund announced an ordinary income cash dividend of $0.044163 per share, payable on January 3, 2002, to stockholders of record at the close of business on December 10, 2001. The Fund went ex-dividend on December 6, 2001. Distributions can be made payable by the Fund in the form of either a cash distribution or a stock dividend. On the Fund's ex-dividend date, the Fund was trading on the NYSE at a discount to net asset value. In accordance with the Dividend Reinvestment Plan, the Dividend Distribution Agent purchased shares on the open market of the NYSE for those shareholders electing to take their distributions in the form of stock dividends.

     The Fund is investing in companies that it believes have a high potential for capital appreciation, and the Fund intends to realize the majority of its profits upon the sale of its investments in Portfolio Companies. Consequently, it is likely that few or none of the companies in which the Fund invests will have established policies of paying annual dividends. The Fund also intends to invest its capital in debt securities by providing debt financing to late stage venture capital backed Information Technology companies. In a typical loan the lender receives interest on the loans, origination fees, as well as warrants, or other equity instruments, for the purchase of the borrowers stock.

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

Item 6. Selected Financial Data

     The following selected financial data for the fiscal years ended October 31, 2002 and 2001 and the period from March 31, 2000 (commencement of operations) through October 31, 2000 are derived from the financial statements, which have been audited by PricewaterhouseCoopers, LLP, independent accountants. The data should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

------------------------------------------------------------------------------------------------------------------
                                                                                                   Period From
                                                            Year Ended         Year Ended        March 31, 2000
                                                         October 31, 2002   October 31, 2001   To October 31, 2000
------------------------------------------------------------------------------------------------------------------
Total investment income                                    $  3,739,893       $  9,046,526        $  9,325,822
------------------------------------------------------------------------------------------------------------------
Total operating expenses                                   $  6,861,850       $  7,388,061        $  4,615,284
------------------------------------------------------------------------------------------------------------------
Net investment (loss) income                               $ (3,121,957)      $  1,658,465        $  4,710,538
------------------------------------------------------------------------------------------------------------------
Net realized (loss) gain on investment transactions        $(33,469,122)      $      5,123        $       (789)
------------------------------------------------------------------------------------------------------------------
Net unrealized depreciation on investment transactions     $(21,765,310)      $(52,994,121)       $ (4,913,010)
------------------------------------------------------------------------------------------------------------------
Dividends declared per share                               $       0.04       $       0.34        $          0
------------------------------------------------------------------------------------------------------------------
Balance Sheet data:
------------------------------------------------------------------------------------------------------------------
Total assets                                               $196,511,000       $255,049,783        $312,114,878
------------------------------------------------------------------------------------------------------------------
Total liabilities                                          $  1,124,523       $    578,227        $    668,139
------------------------------------------------------------------------------------------------------------------
Total Shareholders Equity                                  $195,386,477       $254,471,556        $311,446,739
------------------------------------------------------------------------------------------------------------------
Net asset value per share                                  $      11.84       $      15.42        $      18.88
------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Fund and its investment in Portfolio Companies. Words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Fund's filings with the Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operation of the Fund should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report.

OVERVIEW

     The Fund is a non-diversified investment company that is regulated as a business development company under the Investment Company Act. The Fund provides equity and debt financing to privately held venture capital backed information technology companies. The primary investment objective is to achieve long-term capital appreciation in the value of its investments.

     Historically the Fund's investing activities have focused on private equity securities. Generally, private equity investments are structured as preferred stock. Generally portfolio companies do not pay dividends and consequently current income is not a significant part of the equity portfolio. Private equity investments typically range from $5 million to $10 million and the Fund generally expects these investments to achieve liquidity within three to five years. Typically a cash return on the investment is not received until a liquidity event occurs.

     On September 30, 2002 the Fund announced a new strategic initiative to enhance shareholder value by investing its capital in debt securities by providing debt financing to late stage venture capital backed information technology companies. By investing in debt securities, the Fund will seek to obtain current interest income from these financings, as well as seek long term capital growth through the appreciation in the value of warrants or other equity instruments that it will receive in connection with making the loan.

     We expect our loans typically will range from $3 million to $10 million, mature in no more than five years and accrue interest at a fixed or variable rate that exceeds the prime rate. Our loans generally will be collateralized by a security interest in the borrower's assets. Interest payments will be due monthly or quarterly with amortization of the principal generally being deferred for a period of time usually one year. We anticipate receiving warrants and an origination fee in consideration for making the loan.

     We had not funded any debt financing under this initiative as of the end of our most recently completed fiscal year, but anticipate it becoming a significant part of our business in the future.

GENERAL INVESTMENT CLIMATE

     During the reporting year, we continued to encounter a challenging investment climate characterized by reduced M&A activity and public markets that were all but closed to new technology issues. Moreover, concerns regarding geo-political risk and corporate profitability led to continued declines in both the public and private equity markets. Our cautious investment pace, as reflected in the new investments made throughout the Fund's fiscal year 2002, is indicative of our concern over the uncertainty in the market, limited exit opportunities, and what we perceived to be a general overvaluation of private equity deals during the period.

     Recent data from Venture Economics indicates that the amount of venture money being deployed is at pre-1998 levels, demonstrating that venture capitalists by and large continue to stay on the sidelines. The Fund's investment pace was similarly reduced as we focused our efforts on ensuring the continued financial well-being of our portfolio companies. Toward that end, we have worked extensively with our companies to help them manage cash burn through restructurings and cost reductions. Our strategy from a portfolio management perspective has been to concentrate on the companies that we feel are the most capable of emerging strongly from the downturn and, where possible, increase our ownership stake in those companies.

     With respect to new investments, we took a defensive posture over the last year as valuations in the private equity market continued to decline. We intend to maintain extreme selectivity when considering new opportunities, seeking to ensure that prospective companies are appropriately valued and well equipped to face the current challenging operating conditions. That being said, we believe it is a good time to make strategic investments in private equity since valuations have become more attractive as we near the bottom of a venture cycle. It is our opinion that the Fund is well positioned to take advantage of this situation, especially given our significant cash position.

     Nevertheless, tough economic conditions and inactive capital markets meant that we had to continue to write down the carrying value for a number of our investments during the reporting period. Furthermore, unhealthy IPO and M&A markets have limited exit opportunities making it difficult for venture capitalists to realize gains on investments. It is for this reason that we view our recent addition of a venture debt strategy as an appropriate complement to the equity portion of the portfolio. Venture lending can generate interest income, which in turn can help bridge the gap of increased liquidity time horizons for venture equity investments.

     Looking ahead, we are optimistic that the economy and market are demonstrating signs of recovery. The fact that the U.S. economy experienced increased growth in GDP during the reporting period is encouraging, especially given the dramatic blow we were dealt on September 11 of last year. We were particularly pleased that the M&A market saw some resurgence towards the end of the reporting period. With the addition of our new venture debt strategy and a substantial cash position to invest, we are confident that the Fund should be poised to benefit from an opportunistic investment climate and improving market.

RESULTS OF OPERATIONS

     As explained in Item 1 under the section entitled "Organization" the Fund, from inception through June 19, 2002 operated under an advisory agreement with meVC Advisers. The Fund was charged a management fee at an annual rate of 2.5% of the weekly net assets of the Fund, by the former Adviser. The former Advisor agreed to pay all Fund expenses above and beyond the 2.5% paid to the former Adviser by the Fund. The former Advisor resigned without notice on June 19, 2002 and as a result the Board of Directors for the Fund voted to internalize all management and administrative functions of the Fund effective immediately. Consequently since June 19, 2002 the Fund directly incurs all of its own operating expenses for all office space, facilities, equipment and personnel necessary to conduct its business including management of the Fund's investments.

INVESTMENT INCOME

     Dividend and interest income for the years ended October 31, 2002 and 2001 were $3.7 million and $9.0 million, respectively. The reduction in dividend and interest income during the year ended October 31, 2002 was primarily due to the redeployment of both cash available for short term investing and the decline in short-term interest rates.

OPERATING EXPENSES

     Operating expenses for the years ended October 31, 2002 and 2001 were $6.9 million and $7.4 million, respectively. The reduction in operating expenses during the year ended October 31, 2002 was primarily due to the reduction in management fees paid to the former Advisor in part due to the resignation of the former Advisor on June 19, 2002 and the internalization of all management and administrative functions as of that date, and in part due to the decline in overall compensation level paid to the former Advisor due to the decline in the net asset value of the Fund.

     Other significant components of operating expenses include salaries and benefits for the period from June 19, 2002 through October 31, 2002 of $696,000, consulting and public relation fees for the period from June 19, 2002 through October 31, 2002 of $547,000, directors fees for the period from June 19, 2002 through October 31, 2002 of $307,000, professional fees, for the period from June 19, 2002 through October 31, 2002 comprising audit fees of $155,000 and legal fees of $998,000, insurance for the period from June 19, 2002 through October 31, 2002 of $134,000 and facilities for the period from June 19, 2002 through October 31, 2002 of $166,000. Prior to June 19, 2002, all Fund expenses, including compensation to the directors and officers, were paid by the former Advisor.

     On an annualized basis operating expenses are not expected to increase, though it is not possible to predict with any degree of accuracy the future level of legal costs associated with contesting the various actions brought against the Fund.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

     For the year ended October 31, 2002, the Fund had a net realized loss of $33.5 million. Such loss was realized mainly from the transactions involving the assets of infoUSA.com, Inc. being acquired by infoUSA, Inc., the parent company of infoUSA.com, Inc., resulting in a realized loss of $3.3 million, the disbursement of assets from EXP Systems, Inc. to its preferred shareholders resulting in a realized loss of $8 million, the write-off of Personic Software, Inc. ("Personic") due to the irreversible dilution of the Fund's equity position resulting in a realized loss of $10.8 million, the write-off of InfoImage, Inc. ("InfoImage") due to the company filing for Chapter 7 of the US Code resulting in a realized loss of $ 2.4 million, the write-off of IQdestination due to the cessation of operations and subsequent dissolution of the company resulting in a realized loss of $3.5 million, the acquisition of the assets of Annuncio Software, Inc. ("Annuncio") by PeopleSoft resulting in a realized loss of $3.4 million, and the write-off of Mediaprise, Inc. ("Mediaprise") due to the cessation of operations and subsequent dissolution of the company resulting in a realized loss of $2 million. Management expects the unrealized loss of $6 million relating to the Fund's investments in ShopEaze Systems, Inc. to be realized as soon as dissolution papers are completed and signed by the company's respective inside investors.

     For the year ended October 31, 2001, the Fund had a net realized gain of $5,000. There were no portfolio company exit events during the year ended October 31, 2001 to create any significant realized gains or losses.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

     During the year ended October 31, 2002, the Fund had a net increase in unrealized depreciation on investment transactions of $21.8 million. Such depreciation resulted mainly from the Valuation Committee of the Board of Directors' (the "Valuation Committee") decision to mark down the value of the Fund's investments in Actelis Networks, Inc., AuctionWatch.com, Inc., BlueStar Solutions, Inc., Cidera, Inc., DataPlay, Inc., Endymion Systems, Inc., Foliofn, Inc., Ishoni Networks, Inc., Pagoo, Inc., SafeStone Technologies PLC, ShopEaze Systems, Inc., Sonexis, Inc., and Yaga, Inc. The Valuation Committee decided to write down the carrying value of the investments for a variety of reasons including, but not limited to, company performance, prospects of a particular sector, the likelihood of a company being able to attract further financing, or a third party valuation event.

     For the year ended October 31, 2002, the increase in the Fund's retained deficit was $59.1 million and the total retained deficit since inception is $116.3 million; the retained deficit is due primarily to the Fund's mark down of the valuations of certain Portfolio Company investments, as private companies experienced a decline in valuations similar to that of public companies. Management expects the unrealized losses of the Fund's investments in ShopEaze Systems, Inc. to be realized as soon as dissolution papers are completed and signed by the company's respective inside investors.

     During the year ended October 31, 2001, the Fund had a net increase in unrealized depreciation of $53 million. Such depreciation also resulted mainly from the Fund's mark down of the value of the Fund's investments in certain Portfolio Companies. During the year ended October 31, 2001, the increase in the Fund's retained deficit was $57 million and the total retained deficit since inception was $57.2 million. Such deficit also resulted mainly from the mark down of the value of the Fund's investments in certain portfolio companies.

PORTFOLIO INVESTMENTS

     At October 31, 2002, the cost of equity and equity-linked security investments held by the Fund to date was $127.5 million, and their aggregate fair value was estimated to be $50.1 million. In addition the Fund held subordinated notes in portfolio companies with a cost of $6.3 million and aggregate fair value of $4.1 million. While the current values of certain Portfolio Companies have been greatly reduced, Management believes that a number of the companies identified have upside potential for long-term growth in sales and earnings. The Investment Team continuously evaluates opportunities to realize value for the Fund and its stockholders. In that regard the Investment Team will periodically evaluate potential acquisitions, financing transactions, initial public offerings, strategic alliances and sale opportunities involving the Fund's Portfolio Companies. These transactions, while reflected in the Fund's calculation of net asset value, are generally not disclosed to the Fund's stockholders and the investing public until such time as the transactions are publicly announced or completed, as the case may be.

   At October 31, 2002, the Fund had active investments in the following Portfolio Companies:

   0-In Design Automation, Inc.

     0-In Design Automation, Inc. ("0-In"), San Jose, California, is an electronic design automation (EDA) company providing functional verification products that help verify multi-million gate application specific integrated circuit (ASIC) and system-on-chip (SOC) chip designs. 0-In products extend the value of simulation by using assertion-based verification technology. Assertion-based technology uses the design's internal structure to provide more thorough verification by attacking the primary problems in functional verification -- inadequate observability and controllability.

     On November 29, 2001 the Fund invested $4 million in 0-In, consisting of 2,239,291 shares of Series E Convertible Preferred Stock ("Series E Preferred Stock ") at $1.7863 per share.

     The Series E Preferred Stock ranks senior, with respect to liquidation preference, to any series of Preferred Stock issued prior to the Series E Preferred Stock and senior to the Common Stock. In the event of a Qualified Initial Public Offering (Qualified IPO), the Series E Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

     At October 31, 2002, the Fund's investment in 0-In consisted of 2,239,291 shares of Series E Preferred Stock at a cost of approximately $4 million. The investment has been assigned a fair value of $4 million, or $1.7863 per share. Mr. Gerhard, a director of the Fund through January 16, 2003, when he resigned, serves as a director of 0-In.

   Actelis Networks, Inc.

     Actelis Networks, Inc. ("Actelis"), Fremont, California, enables telecommunications carriers and service providers to deliver high-speed, high-quality broadband services over the existing copper wire infrastructure.

     On May 21, 2001, the Fund invested $5 million in Actelis, consisting of 1,506,025 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $3.32 per share.

     At October 31, 2001, the Fund's investment in Actelis was assigned a fair value, which approximated cost, of $5 million.

     On October 29, 2002, the Valuation Committee of the Board of Directors (the "Valuation Committee") marked down the value of the Fund's investment in the Series C Preferred Stock issue of Actelis by 50%. At October 31, 2002, the Fund's investment in Actelis consisted of 1,506,025 shares of Series C Preferred Stock at a cost of approximately $5 million. The investment has been assigned a fair value of approximately $2.5 million, or $1.66 per share.

   AuctionWatch.com, Inc.

     AuctionWatch, Inc. ("AuctionWatch"), San Bruno, California, enables small businesses and entrepreneurs to build Internet sales channels by providing software solutions to help these merchants efficiently market, sell and distribute their products.

     On June 20, 2000, the Fund invested $5.5 million in AuctionWatch consisting of 1,047,619 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $5.25 per share.

     On April 20, 2001, the Valuation Committee marked down the valuation of the Fund's $5.5 million investment in the Series C Preferred Stock issue of AuctionWatch by 25%. The Fund's investment then consisted of 1,047,619 shares of Series C Preferred Stock at a valuation of $3.94 per share.

     On July 25, 2001, the Valuation Committee marked down the valuation of the Fund's $5.5 million investment in the Series C Preferred Stock issue of AuctionWatch by another 25%. The Fund's investment then consisted of 1,047,619 shares of Series C Preferred Stock at a valuation of $2.625 per share.

     On October 23, 2001, the Valuation Committee marked down the remaining value of the Fund's $5.5 million investment in the Series C Preferred Stock issue of AuctionWatch by approximately 16%.

     At October 31, 2001, the Fund's investment then consisted of 1,047,619 shares of Series C Preferred Stock at a valuation of $2.2148 per share.

     On November 19, 2001, the Valuation Committee marked down the remaining valuation of the Fund's investment in the Series C Preferred Stock issue of AuctionWatch by 11%. The Fund's investment then consisted of 1,047,619 shares of Series C Preferred Stock at a valuation of $1.9688 per share.

     On January 31, 2002 the Fund entered into a follow-on investment at a cost of $1.1 million in AuctionWatch, consisting of 6,443,188 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at $0.176 per share.

     The Series A ranks senior, with respect to liquidation preference, to any series of Preferred Stock issued prior to the Series A and senior to the Common Stock. In the event of a Qualified Initial Public Offering ("Qualified IPO"), the Series A Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

     Pursuant to the terms of the financing, the Series C Preferred Stock was converted into 10,476 shares of Common Stock, along with the entirety of AuctionWatch's previously outstanding Series A Preferred Stock, Series B Convertible Preferred Stock, and all other Series C Preferred Stock.

     At October 31, 2002, the Fund's investment in AuctionWatch consisted of 10,476 shares of Common Stock and 6,443,188 shares of Series A Preferred Stock at a cost of $6.6 million. The investment has been assigned a fair value of approximately $1.1 million, or $0.00 per share for the Common Stock and $0.176 per share for the Series A Preferred Stock, respectively. Nino Marakovic, an Officer of the Fund, serves as a director of AuctionWatch.

   BlueStar Solutions, Inc. (formerly eOnline, Inc.)

     BlueStar Solutions, Inc. (formerly eOnline, Inc.) ("BlueStar"), Cupertino, California, is a provider of enterprise applications outsourcing services. BlueStar delivers complete end-to-end services for managing SAP applications.

     On May 26, 2000, the Fund invested $10 million in BlueStar, consisting of 1,360,544 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $7.35 per share. The Fund also received 136,054 warrants to purchase 136,054 shares of Series C Preferred Stock at a purchase price of $7.35 per share (as adjusted). The warrants expire at the earlier of (i) May 26, 2003 or
(ii) BlueStar's Qualified IPO.

     On October 23, 2001, the Valuation Committee marked down the valuation of the Fund's approximately $10,000,000 investment in the Series C Preferred Stock issue of BlueStar by 75%.

     At October 31, 2001, the Fund's investment was assigned a fair value of $
2.5 million and consisted of 1,360,544 shares of Series C Preferred Stock at a valuation of $1.8375 per share and 136,054 warrants at a valuation of $0.00 per share.

     On February 28, 2002 the Fund entered into a follow-on investment of $3 million in BlueStar, consisting of 4,545,455 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at $0.66 per share.

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

     Pursuant to the terms of the financing, (i) the Fund's Series C Preferred Stock was recapitalized in an 1-for-11 reverse split, along with the entirety of BlueStar's Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and all other Series C Preferred Stock, and (ii) the Fund's Series C Preferred Stock was partially effected by a "pay-to-play" provision pursuant to which the preferred stock of certain existing preferred shareholders was converted to Common Stock, along with certain of BlueStar's Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and other Series C Preferred Stock.

     At October 31, 2002, the Fund's investment in BlueStar, with a cost of $13 million, has been assigned a fair value of $4.5 million, consisting of 74,211 shares of Series C Preferred Stock at $20.2125 per share, 4,545,455 shares of Series D Preferred Stock at $0.66 per share, 49,474 shares of Common Stock at $0.00 per share, and 136,054 warrants to purchase 136,054 shares of Series C Preferred Stock at a purchase price of $7.35 per share (as adjusted) carried at $0.

   CBCA, Inc.

     CBCA, Inc. ("CBCA"), Oakland, California, has developed an automated health benefit claims processing and payment system that includes full website functionality.

     During April 2002, the Fund invested approximately $10,000,000 in CBCA, consisting of 4,774,636 shares of Series E Convertible Preferred Stock ("Series E Preferred Stock") at $2.0944 per share.

     The Series E Preferred Stock ranks senior, with respect to liquidation preference, to any series of Preferred Stock issued prior to the Series E Preferred Stock and senior to the Common Stock. In the event of a Qualified IPO, the Series E Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

     At October 31, 2002, the Fund's investment in CBCA consisted of 4,774,636 shares of Series E Preferred Stock with a cost of approximately $10 million. The investment has been assigned a fair value of approximately $10,000,000, or $2.0944 per share. Mr. Grillos, the Chief Executive Officer of the Fund, serves as a director of CBCA.

   Cidera, Inc.

     Cidera, Inc. ("Cidera"), Laurel, Maryland, provides satellite-based delivery of broadband content to the edge of the Internet.

     On August 31, 2000, the Fund invested $7.5 million in Cidera consisting of 857,192 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at $8.7495 per share.

     On April 20, 2001, the Valuation Committee marked down the valuation of the Fund's $7.5 million investment in the Series D Preferred Stock issue of Cidera by 50%.

     On October 31, 2001, the Fund's investment, assigned a fair value of $3.8 million, consisted of 857,192 shares of Series D Preferred Stock at a valuation of $4.3748 per share.

     On January 31, 2002, the Valuation Committee marked down the remaining value of the Fund's investment in the Series D Preferred Stock by 76%. The Fund's investment then consisted of 857,192 shares of Series D Preferred Stock at a valuation of $1.0499 per share.

     On April 19, 2002, the Valuation Committee marked down the remaining value of the Fund's investment in the Series D Preferred Stock to 56%. The Fund's investment then consisted of 857,192 shares of Series D Preferred Stock at a valuation of $0.5833 per share.

     At October 31, 2002, the Fund's investment in Cidera consisted of 857,192 shares of Series D Preferred Stock with a cost of approximately $7,500,000. The investment has been assigned a fair value of approximately $500,000, or $0.5833 per share.

   DataPlay, Inc.

     DataPlay, Inc. ("DataPlay"), Boulder, Colorado, is a developer of new ways of enabling consumers to record and play digital content.

     On June 4, 2001, the Fund invested $7.5 million in DataPlay consisting of 2,500,000 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at $3.00 per share.

     On October 31, 2001, the Fund's investment, assigned a fair value of $7.5 million, consisted of 2,500,000 shares of Series D Preferred Stock at a valuation of $3.00 per share.

     On May 9, 2002 the Fund entered into a follow-on investment of $2,000,000 in DataPlay. The Fund's investment consisted of a Convertible Promissory Note (the "Note") with a face value of $2,000,000 and a stated interest rate of 6% per annum. The Note is due and payable on May 10, 2005.

     On June 14, 2002 the Fund entered into a follow-on investment of $500,000 in DataPlay. The Fund's investment consisted of a Convertible Promissory Note (the "Note") with a face value of $500,000 and a stated interest rate of 6% per annum. The Note is due and payable on June 17, 2005.

     On June 26, 2002 the Fund entered into a follow-on investment of $1,000,000 in DataPlay. The Fund's investment consisted of a Convertible Promissory Note (the "Note") with a face value of $1,000,000 and a stated interest rate of 6% per annum. The Note is due and payable on June 27, 2005.

     On July 31, 2002, the Valuation Committee marked down the value of the Fund's investment in the Series D Preferred Stock of DataPlay by 66%. The Fund's investment then consisted of 2,500,000 shares of Series D Preferred Stock at a valuation of $1.00 per share.

     On August 15, 2002 the Fund entered into a follow-on investment of $200,000 in DataPlay. The Fund's investment consisted of a Convertible Promissory Note (the "Note") with a face value of $200,000 and a stated interest rate of 6% per annum. The Note is due and payable on August 16, 2005.

     On August 23, 2002 the Fund entered into a follow-on investment of $400,000 in DataPlay. The Fund's investment consisted of a Convertible Promissory Note (the "Note") with a face value of $400,000 and a stated interest rate of 6% per annum. The Note is due and payable on August 26, 2005.

     On August 30, 2002 the Fund entered into a follow-on investment of $200,000 in DataPlay. The Fund's investment consisted of a Convertible Promissory Note (the "Note") with a face value of $200,000 and a stated interest rate of 6% per annum. The Note is due and payable on September 3, 2005.

     On September 23, 2002 the Fund entered into a follow-on investment of $200,000 in DataPlay. The Fund's investment consisted of a Convertible Promissory Note (the "Note") with a face value of $200,000 and a stated interest rate of 6% per annum. The Note is due and payable on September 24, 2005.

     On October 10, 2002, the Valuation Committee marked down the remaining value of the Fund's investment in the Series D Preferred Stock of DataPlay by 100%. The Fund's investment then consisted of 2,500,000 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at a valuation of $0.00 per share.

     On October 30, 2002, the Valuation Committee marked down the value of the Fund's investment in all of the Promissory Notes issued by DataPlay by 50%.

     At October 31, 2002, the Fund's total investment in DataPlay, with a cost basis of approximately $12,000,000, consisted of 2,500,000 shares of Series D Preferred Stock and seven promissory notes with a combined cost of approximately $4,500,000. The investment has been assigned a fair value of approximately $2,250,000, comprising $0.00 per share for the Series D Preferred Stock and 50% of the face value of the promissory notes.

     On November 20, 2002, DataPlay filed for bankruptcy under Chapter 11 of the US Code.

   Endymion Systems, Inc.

     Endymion Systems, Inc. ("Endymion"), Oakland, California, is a single source supplier for strategic, web-enabled, end-to-end business solutions that help its customers leverage Internet technologies to drive growth and increase productivity.

     On June 2, 2000, the Fund invested $7 million in Endymion consisting of 7,156,760 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at $.9781 per share.

     On October 26, 2001, the Valuation Committee marked down the valuation of the Fund's $7 million investment in the Series A Preferred Stock issue of Endymion by 25%.

     At October 31, 2001, the Fund's investment, assigned a fair value of $5.3 million consisted of 7,156,760 shares of Series A Preferred Stock at a valuation of $0.7336 per share.

     On April 19, 2002, the Valuation Committee marked down the remaining value of the Fund's investment in the Series A Preferred Stock by 43%. The Fund's investment then consisted of 7,156,760 shares of Series A Preferred Stock at a valuation of $0.4192 per share.

     On July 31, 2002, the Valuation Committee marked down the remaining value of the Fund's investment in the Series A Preferred Stock issue of Endymion by 33%.

     At October 31, 2002, the Fund's investment in Endymion consisted of 7,156,760 shares of Series A Preferred Stock with a cost of approximately $7,000,000. The investment has been assigned a fair value of $2 million, or $0.2795 per share.

   EXP Systems, Inc.

     EXP Systems, Inc. ("EXP"), Menlo Park, California, is a provider of enterprise software that helps companies improve sales and service through their Web sites by enabling buyers to engage with real people in real time who can assist them in answering questions and making purchase decisions.

     On June 6, 2000, the Fund invested $10 million in EXP, consisting of 1,748,252 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $5.72 per share.

     On April 20, 2001, the Valuation Committee marked down the valuation of the Fund's $10 million investment in the Series C Preferred Stock issue of EXP by 25%. The Fund's investment then consisted of 1,748,252 shares of Series C Preferred Stock at a valuation of $4.29 per share.

     On October 23, 2001, the Valuation Committee marked down the valuation of the Fund's $10 million investment in the Series C Preferred Stock issue of EXP by 50%.

     At October 31, 2001, the Fund's investment, assigned a fair value of $3.8 million, consisted of 1,748,252 shares of Series C Preferred Stock at a valuation of $2.1450 per share.

     On January 31, 2002, the Valuation Committee marked down the remaining value of the Fund's investment in the Series C Preferred Stock by 33%. The Fund's investment then consisted of 1,748,252 shares of Series C Preferred Stock at a valuation of $1.43 per share.

     On May 17, 2002, the Valuation Committee marked down the remaining valuation of the Fund's investment in the Series C Preferred Stock by 26%. The Valuation Committee's decision was based on the announcement of an impending disbursement of capital by EXP. The Fund's investment then consisted of 1,748,252 shares of Series C Preferred Stock at a valuation of $1.0582 per share, believed to be what the Fund would receive at the completion of the disbursement of capital.

     On June 19, 2002 the Fund agreed to certain assets of EXP being disbursed pro rata to the shareholders of each of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Preferred Stock. In return, the Fund received proceeds of approximately $1,500,000 in cash. The entire transaction resulted in a realized loss of $6.6 million for the Fund. The Fund's investment then consisted of 330,750 shares of Series C Preferred Stock at a valuation of $1.0582 per share.

     On October 3, 2002, the Valuation Committee marked down the remaining valuation of the Fund's investment in the Series C Preferred Stock by 36%. The Valuation Committee's decision was based on new information surrounding future disbursements of capital by EXP. The Fund's investment then consisted of 330,750 shares of Series C Preferred Stock at a valuation of $0.6803 per share, then believed to be what the Fund would receive at the completion of the disbursement of capital.

     On October 3, 2002 the Fund agreed to certain assets of EXP being disbursed pro rata to the shareholders of each of the Series A Convertible Preferred stock, Series B Convertible Preferred Stock, and Series C Preferred Stock. In return, the Fund received proceeds of approximately $200,000 in cash. The entire transaction resulted in a realized loss of $1.5 million for the Fund.

     At October 31, 2002, the Fund's investment in EXP consisted of 36,750 shares of Series C Preferred Stock with a cost of $210,000. The investment has been assigned a fair value of $25,000, or $0.6803 per share.

   FOLIOfn, Inc.

     FOLIOfn, Inc. ("FOLIOfn"), Vienna, Virginia, is a financial services technology company that delivers leading-edge investment solutions to financial services firms and investors. Through its registered broker-dealer subsidiary, FOLIOfn Investments, Inc., the company offers an integrated brokerage platform featuring its unique basket-trading capability and state-of-the-art execution, clearance and settlement services.

     On June 21, 2000, the Fund invested $15 million in FOLIOfn, Inc., consisting of 5,802,259 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $2.585 per share.

     On July 25, 2001, the Valuation Committee marked down the valuation of the Fund's $15 million investment in the Series C Preferred Stock issue of FOLIOfn by 25%. The Fund's investment then consisted of 5,802,259 shares of Series C Preferred Stock at a valuation of $1.9389 per share.

     On October 26, 2001, the Valuation Committee marked down the valuation of the Fund's $15 million investment in the Series C Preferred Stock issue of FOLIOfn by another 25%.

     At October 31, 2001, the Fund's investment, assigned a fair value of $7.5 million, consisted of 5,802,259 shares of Series C Preferred Stock at a valuation of $1.2926 per share.

     On January 31, 2002, the Valuation Committee marked down the remaining value of the Fund's investment in the Series C Preferred Stock by 33%. The Fund's investment then consisted of 5,802,259 shares of Series C Preferred Stock at a valuation of $0.8617 per share.

     On July 31, 2002, the Valuation Committee marked down the remaining value of the Fund's investment in the Series C Preferred Stock by 40%.

     At October 31, 2002, the Fund's investment in FOLIOfn consisted of 5,802,259 shares of Series C Preferred Stock with a cost of $15,000,000. The investment has been assigned a fair value of approximately $3,000,000, or $0.517 per share. Mr. Grillos, the Chief Executive Officer of the Fund, serves as a director of FOLIOfn.

   infoUSA.com, Inc.

     On June 2, 2000, the Fund invested $10 million in infoUSA.com, Inc. ("infoUSA.com"), consisting of 2,145,922 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") at $4.66 per share.

     On September 28, 2001, the Valuation Committee marked down the valuation of the Fund's $10 million investment in the Series B Preferred Stock issue of infoUSA.com by 32.5%.

     At October 31, 2001, the Fund's investment, assigned a fair value of $6.7 million, consisted of 2,145,922 shares of Series B Preferred Stock at a valuation of $3.1455 per share.

     On December 29, 2001 the Fund agreed to the acquisition of the assets of infoUSA.com. by infoUSA, Inc., the parent company of infoUSA.com. In return, the Fund received proceeds of $6.7 million made up of $4.9 million in cash and $1.8 million in the form of a promissory note from infoUSA, Inc. The Fund shall receive interest on the unpaid principal balance of the Note at the rate of 6% per annum, paid quarterly. The Note is due and payable on September 29, 2003. The entire transaction resulted in a realized loss of $3.3 million for the Fund.

   Ishoni Networks, Inc.

     Ishoni Networks, Inc. ("Ishoni"), Santa Clara, California, is a developer of highly integrated Broadband Engines that allow customer premises equipment
(CPE) manufacturers and service providers to offer integrated voice, data and security services over a single broadband connection to residential and business customers.

     On November 6, 2000 the Fund invested $10 million in Ishoni, consisting of 2,003,607 shares of Series C Convertible Preferred Stock (Series C Preferred Stock") at $4.991 per share.

     On July 25, 2001, the Valuation Committee marked down the valuation of the Fund's $10 million investment in the Series C Preferred Stock issue of Ishoni by 25%.

     On October 31, 2001, the Fund's investment, assigned a fair value of $7.5 million, consisted of 2,003,607 shares of Series C Preferred Stock at a valuation of $3.7433 per share.

     On January 31, 2002, the Valuation Committee marked down the remaining value of the Fund's investment in the Series C Preferred Stock by 33%. The Fund's investment then consisted of 2,003,607 shares of Series C Preferred Stock at a valuation of $2.4955 per share.

     On July 31, 2002, the Valuation Committee marked down the remaining value of the Fund's investment in the Series C Preferred Stock by 50%.

     At October 31, 2002, the Fund's investment in Ishoni consisted of 2,003,607 shares of Series C Preferred Stock with a cost of $10 million. The investment has been assigned a fair value of $2.5 million, or $1.2477 per share.

   Lumeta Corporation

     Lumeta Corporation ("Lumeta"), Somerset, New Jersey, is a developer of network management, security, and auditing solutions. The company provides businesses with a comprehensive analysis of their network security that reveals the vulnerabilities and inefficiencies of their corporate intranets.

     On October 30, 2000, the Fund invested $250,000 investment in Lumeta, consisting of 384,615 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at $0.65 per share.

     On October 31, 2001, the Fund's investment, assigned a fair value of $250,000 consisted of 384,615 shares of Series A Preferred Stock at $0.65 per share.

     On February 13, 2002 the Fund entered into a follow-on investment of approximately $30,000 in Lumeta. The Fund's investment consisted of a Convertible Promissory Note (the "Note") with a face value of $30,000 and earning interest at a rate of 12% per annum. The Note was due and payable on May 31, 2002.

     On June 10, 2002, the Fund entered into a follow-on investment of $126,000 in Lumeta, consisting of 180,266 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") at $0.70 per share. In conjunction with the Series B Preferred Stock financing, the Fund converted its $30,000 note into 86,580 shares of Series B Preferred Stock at $0.35 per share.

     The Series B Preferred Stock ranks senior, with respect to liquidation preference, to any series of Preferred Stock issued prior to the Series B Preferred Stock and senior to the Common Stock. In the event of a Qualified

Initial Public Offering ("Qualified IPO"), the Series B Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

     Due to the investment in the Series B Preferred Stock at a higher price per share than the Series A Preferred Stock, the value of the Series A Preferred Stock was subsequently marked up in accordance with the valuation policies established by management and approved by the Board of Directors.

     At October 31, 2002, the Fund's investment in Lumeta consisted of 384,615 shares of Series A Preferred Stock and 266,846 shares of Series B Preferred Stock with a cost of approximately $406,000. The investment has been assigned a fair value of approximately $456,000, or $0.70 per share for each the Series A and B Preferred Stock.

   Pagoo, Inc.

     Pagoo, Inc. ("Pagoo"), Lafayette, California, is a developer of Internet voice technologies offering Internet services direct to the consumer.

     On July 11, 2000, the Fund invested $10 million Pagoo consisting of 3,412,969 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $2.93 per share.

     On February 26, 2001, the Fund entered into a follow-on investment of $4 million in the Series D Convertible Preferred Stock (Series D Preferred Stock) financing of Pagoo. The Fund's investment consisted of 2,098,636 shares of Series D Preferred Stock at $1.906 per share.

     Due to the investment in Series D Preferred Stock at a lower price per share than the Series C Preferred Stock, the value of the Series C Preferred Stock was subsequently marked down. The markdown considers the anti-dilutive covenants of the Series C Preferred Stock as contained in Pagoo's Articles of Incorporation.

     At October 31, 2001, the Fund's investments, assigned a fair value of $11.5 million, then consisted of 3,412,969 shares of Series C Preferred Stock at $2.21 per share and 2,098,636 shares of Series D Preferred Stock at $1.906 per share, respectively.

     On January 31, 2002, the Valuation Committee marked down the remaining value of the Fund's investment in the Series C Preferred Stock by 54%. The Fund's investments then consisted of 3,412,969 shares of Series C Preferred Stock at a valuation of $1.0255 per share and 2,098,636 shares of Series D Preferred Stock at a valuation of $1.906 per share.

     On May 16, 2002, the Valuation Committee marked down the remaining value of the Fund's investment in the Series C Preferred Stock by 100% and marked down the value of the Fund's investment in the Series D Preferred Stock by 35%. The Fund's investments then consisted of 3,412,969 shares of Series C Preferred Stock at a valuation of $0.00 per share and 2,098,636 shares of Series D Preferred Stock at a valuation of $1.2389 per share.

     On September 13, 2002, the Fund agreed to the partial return of capital for Pagoo in the amount of $2.4 million. In conjunction with the return of capital, the Fund's Series C Preferred Stock and Series D Preferred Stock was re-capitalized into Series A-1 Convertible Preferred Shares, along with the entirety of Pagoo's Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. The Series D-1 Convertible Preferred Stock was re-capitalized into Series A-2 Convertible Preferred Stock.

     At October 31, 2002, the Fund's investment in Pagoo consisted of 1,956,026 shares of Series A-1 Convertible Preferred Stock with a cost of approximately $11.6 million. The investment has been assigned a fair value of approximately $170,000, or $0.08688 per share. Nino Marakovic, an Officer of the Fund, serves as a director of Pagoo.

   Phosistor Technologies, Inc.

     Phosistor Technologies, Inc. ("Phosistor"), Pleasanton, California, designs and develops integrated semiconductor components and modules for global telecommunications and data communications networks. The company utilizes an advanced process technology that enables low-cost manufacturing of photonic integrated circuits containing both active and passive devices on a single chip, and a packaging technology that reduces the cost of optical packaging for these photonic integrated circuits.

     On January 24, 2002 the Fund invested $1 million in Phosistor consisting of 6,666,667 shares of Series B Convertible Preferred Stock (Series B") at $0.15 per share.

     The Series B ranks pari passu, with respect to liquidation preference, to any series of Preferred Stock issued prior to the Series B and senior to the Common Stock. In the event of a Qualified IPO, the Series B, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

     At October 31, 2002, the Fund's investment in Phosistor consisted of 6,666,667 shares of Series B Convertible Preferred Stock with a cost of $1 million. The investment has been assigned a fair value of approximately $1 million, or $0.15 per share.

   ProcessClaims, Inc.

     ProcessClaims, Inc. ("ProcessClaims"), Manhattan Beach, California, provides web-based solutions and value added services that streamline the automobile insurance claims process for the insurance industry and its partners.

     On June 13, 2001, the Fund invested $2 million in ProcessClaims, consisting of 6,250,000 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $0.32 per share.

     On October 31, 2001, the Fund's investment, assigned a fair value of $2 million, consisted of 6,250,000 shares of Series C Preferred Stock at $0.32 per share.

     On May 7, 2002, the Fund entered into a $400,000 follow-on investment in ProcessClaims. The Fund's investment consisted of 849,257 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at $0.471 per share. The Fund's investment also consisted of 873,362 warrants to purchase Series E Convertible Preferred Stock at $0.000023 per share. The warrants expire on December 31, 2005.

     The Series D Preferred Stock ranks pari passu, with respect to liquidation preference, to the Series C Preferred Stock and the Series E Convertible Preferred Stock and senior to any series of Preferred Stock issued prior to the Series C Preferred Stock and senior to the Common Stock. In the event of a Qualified IPO, the Series D Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

     Due to the investment in the Series D Preferred Stock at a higher price per share than the Series C Preferred Stock, the value of the Series C Preferred Stock was subsequently marked up in accordance with the valuation policies established by management and approved by the Board of Directors.

     At October 31, 2002, the Fund's investment in ProcessClaims, valued at $3.3 million with a cost of $2.4 million, consisted of 6,250,000 shares of Series C Preferred Stock at $0.471 per share, 849,257 shares of Series D Preferred Stock at $0.471 per share, and 873,362 warrants to purchase 873,362 shares of Series E Convertible Preferred Stock. Nino Marakovic, an Officer of the Fund, serves as a director of ProcessClaims.

   SafeStone Technologies PLC

     SafeStone Technologies PLC ("SafeStone"), Old Amersham, UK, provides organizations with secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.

     On December 22, 2000, the Fund invested $3.5 million in SafeStone, consisting of 650,401 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at $5.38 per share. The Fund's investment also consists of a warrant for the right to subscribe at par for Series A preference shares of (pound)0.01 each in accordance with the terms of the Warrant Agreement.

     On October 26, 2001, the Valuation Committee marked down the valuation of the Fund's $3.5 million investment in the Series A Preferred Stock issue of SafeStone by 25%.

     On October 31, 2001, the Fund's investment, assigned a fair value of $2.6 million, consisted of 650,401 shares of Series A Preferred Stock at a valuation of $4.0350 per share.

     On July 3, 2002, Fund entered into a $500,000 follow-on investment in SafeStone. The Fund's investment consisted of 391,923 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") at $1.2758 per share. In conjunction with the Series B Preferred Stock financing, the Fund exercised its Series A Share Anti-Dilution Warrant, purchasing 1,064,054 shares of Series A Preferred Stock at $0.01526 per share.

     Due to the investment in the Series B Preferred Stock at a lower price per share than the Series A Preferred Stock, the value of the Series A Preferred Stock was subsequently marked down in accordance with the valuation policies as set forth in the Fund's Registration Statement.

     At October 31, 2002, the Fund's investment in SafeStone, with a cost basis of $4 million, consisted of 1,714,455 shares of Series A Preferred Stock and 391,923 shares of Series B Preferred Stock. The investment has been assigned a fair value of $2.7 million, or $1.2758 per share for each the Series A and B Preferred Stock.

   ShopEaze Systems, Inc.

     ShopEaze Systems, Inc. ("ShopEaze"), Sunnyvale, California, partners with established retailers to help them build online businesses to complement their existing brick-and-mortar businesses. ShopEaze's suite of comprehensive services helps its partners' customers to enjoy the experience and convenience of shopping online with their local, trusted retailers.

     On May 25, 2000, the Fund entered into a $6 million investment in ShopEaze consisting of 2,097,902 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") at $2.86 per share.

     On July 25, 2001, the Valuation Committee marked down the valuation of the Fund's $6 million investment in the Series B Preferred Stock issue of ShopEaze by 25%. The Fund's investment then consisted of 2,097,902 shares of Series B Preferred Stock at a valuation of $2.145 per share.

     On October 23, 2001, the Valuation Committee marked down the remaining value of the Fund's $6 million investment in the Series B Preferred Stock issue of ShopEaze by 50%.

     At October 31, 2001, the Fund's investment, assigned a fair value of $2.3 million, consisted of 2,097,902 shares of Series B Preferred Stock at a valuation of $1.0725 per share.

     On January 31, 2002, the Valuation Committee marked down the remaining value of the Fund's investment in the Series B Preferred Stock by approximately 56%. The Fund's investment then consisted of 2,097,902 shares of Series B Preferred Stock at a valuation of $0.4767 per share.

     On April 16, 2002, the Valuation Committee marked down the remaining value of the Fund's investment in the Series B Preferred Stock by the remaining 16%. The Fund's investment then consisted of 2,097,902 shares of Series B Preferred Stock at a valuation of $0.00 per share.

     At October 31, 2002, the Fund's investment in ShopEaze consisted of 2,097,902 shares of Series B Preferred Stock with a cost of $6 million. The investment has been assigned a fair value of $0.00. ShopEaze ceased operations during 2002.

   Sonexis, Inc. (formerly eYak, Inc.)

     Sonexis, Inc. ("Sonexis"), Boston, Massachusetts, is the developer of a new kind of conferencing solution - Sonexis ConferenceManager - a modular platform that supports a breadth of audio and web conferencing functionality to deliver rich media conferencing.

     On June 26, 2000, the Fund invested $10 million in Sonexis, consisting of 2,590,674 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") at $3.86 per share.

     On October 31, 2001, the Fund's investment, assigned a fair value of $10 million consisted of 2,590,674 shares of Series C Preferred Stock at a valuation of $3.86 per share.

     On July 31, 2002, the Valuation Committee marked down the value of the Fund's investment in the Series C Preferred Stock by 30%. The Fund's investment then consisted of 2,590,674 shares of Series C Preferred Stock at a valuation of $2.702 per share.

     At October 31, 2002, the Fund's investment in Sonexis consisted of 2,590,674 shares of Series C Preferred Stock with a cost of $10 million. The investment has been assigned a fair value of $7 million, or $2.702 per share.

   Sygate Technologies, Inc.

     Sygate Technologies, Inc. ("Sygate"), Fremont, California, is a provider of enterprise-focused security policy enforcement solutions. Sygate's solutions protect corporate networks from intrusion, eliminate the ability of attacks to gain control of corporate information, enforce safe behavior on all endpoints, and achieve compliance with enterprise security policy.

     On October 4, 2002, the Fund invested $4,000,000 in Sygate, consisting of 9,756,098 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock ") at $0.41 per share.

     The Series D Preferred Stock ranks senior, with respect to liquidation preference, to the Series C Convertible Preferred Stock, Series B/B1 Convertible Preferred Stock, Series A/A1 Convertible Preferred Stock and any series of Preferred Stock issued prior to the Series D Preferred Stock and senior to the Common Stock. In the event of a Qualified IPO, the Series D Preferred Stock, as converted to common stock, will not be transferred in a public distribution prior to one hundred and eighty days after the date of the final prospectus used in such Qualified IPO.

     At October 31, 2002, the Fund's investment in Sygate consisted of 9,756,098 shares of Series D Preferred Stock with a cost of $4 million. The investment has been assigned a fair value of $4 million, or $0.41 per share.

   Yaga, Inc.

     Yaga, Inc. ("Yaga"), San Francisco, California, provides an advanced hosted application service provider (ASP) platform that addresses emerging revenue and payment infrastructure needs of online businesses. Yaga's sophisticated payment and accounting application supports micropayments, aggregated billing and stored value accounts while also managing royalty/affiliate accounting and split payments.

     On November 30, 2000 the Fund invested $200,000 in Yaga, consisting of 200,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") at $1.00 per share.

     On June 8, 2001 the Fund entered into a $2 million investment in Yaga, consisting of 1,000,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") at $2.00 per share. The Fund also received 100,000 warrants to purchase 100,000 shares of Series B Preferred Stock. The warrants expire on June 8, 2004.

     Due to the investment in Series B Preferred Stock at a higher price per share than the Series A Preferred Stock, the value of the Series A Preferred Stock was subsequently marked up in accordance with the valuation policies as set forth in the Fund's Registration Statement.

     On July 31, 2001, the Fund entered into a $100,000 investment of Series A Preferred Stock of Yaga.

     On October 31, 2001, the Fund's investments, assigned a fair value of $2.6 million, consisted of 300,000 shares of Series A Preferred Stock at $2.00 per share and 1,000,000 shares of Series B Preferred Stock at $2.00 per share.

     On July 31, 2002, the Valuation Committee marked down the value of the Fund's investments in the Series A Preferred Stock and Series B Preferred Stock by 50%.

     At October 31, 2002, the Fund's investment in Yaga, at a total cost of $
2.3 million, consisted of 300,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred and 100,000 warrants to purchase 100,000 shares of Series B Preferred Shares. The Fund has assigned a fair value of $1.3 million on its investments in Yaga.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 2002, the Fund had $50.1 million of its net assets (the value of total assets less total liabilities) of $195.4 million invested in portfolio securities of 20 companies, $4.1 million in eight subordinated notes which are also related to portfolio investments, $62.8 million of its net assets invested in temporary investments consisting of Certificates of Deposit, commercial paper, corporate bonds and U.S. government and agency securities, and $78.9 million in money market funds and cash and cash equivalents. The Fund considers all money market and all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. Current balance sheet resources are believed to be sufficient to finance any future commitments.

     The Fund reserves the right to retain any net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Fund as long-term capital gains, and shareholders will be able to claim their proportionate share of the federal income taxes paid by the Fund on such gains as a credit against their own federal income-tax liabilities. Shareholders will also be entitled to increase the adjusted tax basis of their Fund shares by the difference between their undistributed capital gains and their tax credit.

SUBSEQUENT EVENTS

     Effective November 1, 2002, Management has engaged US Bancorp Fund Services LLC to handle all functions of administration and accounting work necessary for the operations of the Fund and has engaged US Bank National Association to handle all functions of custodial work necessary for the operations of the Fund.

     On November 1, 2002, the Fund initiated a stock repurchase plan of up to $20 million in stock repurchases. As of January 22, 2003, the Fund had repurchased 203,200 shares under this plan.

     On November 20, 2002, DataPlay filed for bankruptcy under Chapter 11 of the US Code.

     On December 2, 2002 the Fund announced that it would begin doing business under the name MVC Capital, that it had hired Michael D. Stewart as the Acting Chief Financial Officer, and that the Fund's principal executive offices are now located at 3000 Sand Hill Road, Building 1 Suite 155, Menlo Park, CA 94025.

     On December 18, 2002, the Fund increased its investment of Series E Preferred Stock of CBCA, Inc. by $1,000,000.

     On December 20, 2002, the Fund entered into an investment of $3,000,000 in the form of a Convertible Promissory Note with BS Management, Inc. maturing on March 17, 2003. The loan earns a fixed rate of interest at 12% per annum on the outstanding balance of the loan. BS Management is based in the Isle of Man.

     On December 26, 2002, the Fund entered into an investment of $5,000,000 in the form of a Credit Facility with Synhrgy HR Technologies, Inc. ("Synhrgy") maturing on January 3, 2006. The loan earns a fixed rate of interest at 12% per annum on the outstanding balance of the loan. The Fund also received warrants to purchase Series B-1 Preferred Stock. Synhrgy is based in Houston, Texas.

     On December 30, 2002, the Fund entered into an investment of $5,050,000 in the form of a Convertible Credit Facility with Integral Development Corporation ("Integral") maturing on December 31, 2005. The loan earns a floating rate of interest at prime plus 5% per annum with a floor at 10% per annum and a ceiling at 12% per annum on the outstanding balance of the loan. The Fund also received warrants to purchase a future round of preferred stock. Integral is based in Mountain View, California.

     On December 30, 2002, the Fund entered into an investment of $5,050,000 in the form of a Credit Facility with Arcot Systems, Inc. ("Arcot") maturing on December 31, 2005. The loan earns a floating rate of interest at prime plus 5% per annum with a floor at 10% per annum and a ceiling at 12% per annum on the outstanding balance of the loan. The Fund also received warrants to purchase a future round of preferred stock. Arcot is based in Santa Clara, California.

     On December 31, 2002, the Fund increased its investment of Series E Preferred Stock of CBCA, Inc. by $1,000,000.

     On December 19, 2002, Vice Chancellor Lamb granted Millenco's motion for summary judgment on its claim that the directors breached their duty of disclosure under Delaware law by omitting material facts concerning the business relationship among three of the directors (directors Grillos, Gerhard and Hughes) at eVineyard, Inc. (a privately held corporation) from the 2001 and 2002 proxy statements. Director Grillos, an "interested" director of the Fund by reason of being its CEO and managing member of the Former Sub-Advisor, was Chairman of the Board and Chairman of the Compensation Committee of eVineyard at the same time that directors Gerhard and Hughes, "non-interested" directors of the Fund, were officers of eVineyard. Vice Chancellor Lamb, finding that the omissions rendered the proxy statements false and misleading, ordered the Fund to hold new elections for the seats held by directors Grillos and Gerhard and former director Freudenthal, to be conducted either in conjunction with the Fund's upcoming annual meeting in 2003 (at which two other director seats are up for election) if that meeting is held within 60 days of the date of the Vice Chancellor's order, or separately on or before February 15, 2003. The Vice Chancellor noted without comment Millenco's statement that the remaining claims in Millenco's latest amended complaint were no longer at issue in the case.

    On December 22, 2002, the Fund filed a motion for re-argument of the Vice Chancellor's order with respect to the date by which the Fund must hold an annual or special meeting for the election to fill the three directors' seats. On January 8, 2003, the Vice Chancellor issued an order granting the Fund's motion to re-argue and extending the last date for that election to February 28, 2003.

    On January 6, 2003, the former Board of Directors of the Fund held a meeting to discuss the upcoming annual meeting of stockholders and the proxy solicitation process. The former Board of Directors also discussed at great length the qualifications of various Director Candidates to be considered for appointment to the Board of Directors. On January 6, 2003, the former Board of Directors determined to increase the size of the Board from five members to seven members so that the Fund would have greater expertise and experience in managing the Fund's affairs. On January 7, 2003, the former Board of Directors nominated Messrs. Grillos, Jordan, Tobkin, Hootnick, Locke and Hughes to serve as Directors of the Fund and determined that the names of those persons be submitted to stockholders for approval as Directors of the Fund.

    On January 16, 2003, the former Board of Directors, including the Directors who are not interested persons of the Fund, appointed Messrs. Hootnick, Jordan, Locke and Tobkin to fill vacancies on the Board of Directors that would be created by the resignations of Messrs. Gerhard, Hughes and Lufkin and the existing vacancy of Peter S. Freudenthal. On January 16, 2003, the former Board of Directors nominated Mr. Grillos to serve as a Class I director for the remainder of the three-year term to which he was elected in 2001, Mr. Hootnick to serve as a Class II director for the remainder of the three-year term to which Mr. Gerhard was elected in 2002, and Mr. Jordan to serve as a Class I director for the remainder of the three-year term to which Mr. Freudenthal was elected in 2001. On January 16, 2003, the former Board of Directors also nominated Mr. Locke to serve for the remainder of the three-year term of the newly-created Class II directorship, the term of which expires at the Annual Meeting of Stockholders to be held in 2005 and Mr. Tobkin to serve as Class III director for a three-year term to expire at the Annual Meeting of Stockholders to be held in 2006.

    On January 16, 2003, the current Board of Directors held a Meeting. At that Meeting the Board of Directors ratified and approved an increase in the size of the Fund's Board of Directors from five members to seven members. The Board of Directors ratified and accepted their appointment to fill vacancies on the Board of Directors that had been created by the resignations of Messrs. Gerhard, Hughes and Lufkin and the existing vacancy of Mr. Freudenthal.

At the same meeting, the current Board of Directors also ratified the nomination of Mr. Grillos to serve as a Class I director for the remainder of the three-year term to which he was elected in 2001, ratified the nomination of Mr. Hootnick to serve as a Class II director for the remainder of the three-year term to which Mr. Gerhard was elected in 2002, and ratified the nomination of Mr. Jordan to serve as a Class I director for the remainder of the three-year term to which Mr. Freudenthal was elected in 2001. At the same meeting, the Board of Directors also ratified the nomination of Mr. Locke to serve for the remainder of the three-year term of the newly-created Class II directorship, the term of which expires at the Annual Meeting of Stockholders to be held in 2005 and ratified the nominations of Messrs. Hoar, Sims and Tobkin to serve as Class III directors for a three-year term to expire at the Annual Meeting of Stockholders to be held in 2006.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

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

     Investments in short term securities and cash and cash equivalents comprise approximately 72.5% of the Fund's net assets at October 31, 2002, and are subject to financial market risk, including changes in interest rates. The Fund also intends to invest its capital in debt securities by providing debt financing to late stage venture capital backed Information Technology companies. These loans will provide interest income to the Fund at either fixed or variable rates of interest, depending on the terms of the particular instrument. Changes in market interest rates may impact the Fund's yield on those loans priced at a fixed rate of interest.

Item 8. Financial Statements and Supplementary Data

                              FINANCIAL STATEMENTS

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                                 Balance Sheets

                                                                          October 31,    October 31,
                                                                             2002            2001
ASSETS
Investments in preferred stocks, at fair value
   (cost $127,536,066 and $148,886,310, respectively), (Note 2).......   $  50,116,026   $ 90,926,328
Investments in short-term securities, at market value
   (cost $62,800,088 and $151,320,526, respectively), (Note 2)........      62,797,687    151,373,377
Cash and cash equivalents
   (cost $78,873,485 and $12,353,422, respectively), (Note 2).........      78,873,485     12,353,422
Subordinated notes (cost $6,327,474 and $0, respectively).............       4,077,474             --
Interest receivable...................................................         216,024        396,656
Prepaid expenses......................................................          50,672             --
Receivable for investments sold.......................................         379,632             --
                                                                         -------------   ------------

Total Assets..........................................................     196,511,000    255,049,783
                                                                         =============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities (Note 3):
Payable for investments purchased.....................................              --             --
Management fee payable................................................              --        578,227
Custody/Accounting/Transfer Agency ...................................           7,500             --
Administration........................................................          11,250             --
Audit fees............................................................         149,000             --
Legal fees............................................................         387,459             --
Director's fees.......................................................          14,400             --
Employee compensation & benefits......................................          57,279             --
Consulting and public relation fees...................................         344,608             --
Other accrued expenses................................................         153,027             --
                                                                         -------------   ------------
Total liabilities.....................................................       1,124,523        578,227
                                                                         -------------   ------------

Shareholders' Equity:
   Common stock, $0.01 par value; 150,000,000 shares
      authorized and 16,500,000 outstanding...........................         165,000        165,000
   Additional paid in capital.........................................     311,485,000    311,485,000
   Retained deficit...................................................    (116,263,523)   (57,178,444)
                                                                         -------------   ------------
Total Shareholders' Equity............................................     195,386,477    254,471,556
                                                                         -------------   ------------

Total Liabilities and Shareholders' Equity............................   $ 196,511,000   $255,049,783
                                                                         =============   ============

Net Asset Value Per Share.............................................   $       11.84   $      15.42
                                                                         =============   ============

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            Statements of Operations

                                                                                              For the Period
                                                  For the Year Ended   For the Year Ended     March 31, 2000*
                                                   October 31, 2002     October 31, 2001    to October 31, 2000
Investment Income:
   Interest income.............................      $  3,730,148         $  9,046,526          $ 9,325,822
   Dividend income.............................             9,745                   --                   --
                                                     ------------         ------------          -----------

Total investment income........................         3,739,893            9,046,526            9,325,822
                                                     ------------         ------------          -----------

Operating Expenses:
   Management fees (Note 3)....................         3,592,757            7,388,061            4,615,284
   Custody/Accounting/Transfer Agency..........            45,780                   --                   --
   Administration..............................            67,500                   --                   --
   Audit fees..................................           155,000                   --                   --
   Legal fees..................................           998,436                   --                   --
   Director's fees.............................           307,200                   --                   --
   Employee compensation & benefits............           696,399                   --                   --
   Consulting and public relation fees.........           546,952                   --                   --
   Insurance...................................           134,421                   --                   --
   Facilities..................................           166,483                   --                   --
   Printing and postage........................            97,512                   --                   --
   Registration fees...........................            53,410                   --                   --
                                                     ------------         ------------          -----------
Total operating expenses.......................         6,861,850            7,388,061            4,615,284
                                                     ------------         ------------          -----------

Net investment (loss) income...................        (3,121,957)           1,658,465            4,710,538
                                                     ------------         ------------          -----------

Net Realized and Unrealized (Loss) Gain on
Investment Transactions:

Net realized (loss) gain on
   investment transactions.....................       (33,469,122)               5,123                 (789)

Net unrealized depreciation on
   investment transactions.....................       (21,765,310)         (52,994,121)          (4,913,010)
                                                     ------------         ------------          -----------

Net realized and unrealized loss on
   investment transactions.....................       (55,234,432)         (52,988,998)          (4,913,799)
                                                     ------------         ------------          -----------

Net decrease in net assets resulting
   from operations.............................      $(58,356,389)        $(51,330,533)         $  (203,261)
                                                     ============         ============          ===========

Net decrease in net assets resulting
   from operations per share...................      $      (3.54)        $      (3.12)         $     (0.01)
                                                     ============         ============          ===========

Dividends declared per Share...................      $       0.04         $       0.34          $        --
                                                     ============         ============          ===========

*    Commencement of operations

    The accompanying notes are an integral part of these financial statements
                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            Statements of Cash Flows

                                                                                                               For the Period
                                                                  For the Year Ended   For the Year Ended    March 31, 2000*
                                                                   October 31, 2002     October 31, 2001   to October 31, 2000
Cash Flows from Operating Activities:
   Net decrease in net assets resulting from operations..........   $   (58,356,389)      $ (51,330,533)     $      (203,261)
   Adjustments to reconcile net cash provided by operations:
      Realized loss (gain).......................................        33,469,122              (5,123)                 789
      Net unrealized depreciation................................        21,765,310          52,994,121            4,913,010
      Changes in assets and liabilities:
         Accounts payable........................................           546,296             (89,912)             668,139
         Prepaid expenses........................................           (50,672)                 --                   --
         Interest receivable.....................................           180,632             243,964             (640,620)
      Investments sold receivable................................          (379,632)                 --                   --
      Purchases of preferred stock...............................       (22,076,694)        (36,331,834)        (112,554,476)
      Purchases of short-term investments........................      (157,541,221)       (218,380,747)        (102,055,901)
      Purchases of cash equivalents..............................    (1,119,326,199)       (955,884,612)      (2,508,601,655)
      Purchases of subordinated notes............................        (4,500,000)                 --                   --
      Sales of preferred stocks..................................         9,955,664                  --                   --
      Sales/maturities of short-term investments.................        35,097,303         185,569,861           14,983,808
      Sales/maturities of cash equivalents.......................     1,328,465,233         925,452,721        2,507,600,333
                                                                    ---------------       -------------      ---------------
      Net cash provided by (used for) operating activities ......        67,248,753         (97,762,094)        (195,889,834)
                                                                    ---------------       -------------      ---------------

Cash Flows from Financing Activities:
      Gross Proceeds from Initial public offering................                --                  --          330,000,000
      Sales load.................................................                --                  --          (16,500,000)
      Advisory fee, Prudential Securities Incorporated...........                --                  --           (1,500,000)
      Offering costs.............................................                --                  --             (350,000)
      Redemption of seed money...................................                --                  --               (5,000)
      Distributions..............................................          (728,690)         (5,644,650)                  --
                                                                    ---------------       -------------      ---------------
      Net cash (used for) provided by financing activities.......          (728,690)         (5,644,650)         311,645,000
                                                                    ---------------       -------------      ---------------

Net change in cash and cash equivalents for the period...........        66,520,063        (103,406,744)         115,755,166
                                                                    ---------------       -------------      ---------------

Cash and cash equivalents, beginning of period...................        12,353,422         115,760,166                5,000
                                                                    ---------------       -------------      ---------------

Cash and cash equivalents, end of the period.....................   $    78,873,485       $  12,353,422      $   115,760,166
                                                                    ===============       =============      ===============

*    Commencement of operations

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                        Statement of Shareholders' Equity

                                                                     Additional                        Total
                                                          Common      Paid in        Retained      Shareholders'
                                                          Stock       Capital         Deficit         Equity
                                                         --------   ------------   -------------   -------------
Balance at March 31, 2000* ...........................   $      3   $      4,997   $          --    $      5,000

Issuance of 16,500,000 shares through
   Initial public offering (Net of Offering Costs) ...    165,000    311,485,000              --     311,650,000
Redemption of seed shares ............................         (3)        (4,997)             --          (5,000)
Net decrease in net assets from operations ...........         --             --        (203,261)       (203,261)
                                                         --------   ------------   -------------    ------------
Balance at October 31, 2000 ..........................   $165,000   $311,485,000   $    (203,261)   $311,446,739
                                                         --------   ------------   -------------    ------------

Distributions from net investment income .............         --             --      (5,644,650)     (5,644,650)
Net decrease in net assets from operations ...........         --             --     (51,330,533)    (51,330,533)
                                                         --------   ------------   -------------    ------------
Balance at October 31, 2001 ..........................   $165,000   $311,485,000   $ (57,178,444)   $254,471,556
                                                         ========   ============   =============    ============

Distributions from net investment income .............         --             --        (728,690)       (728,690)
Net decrease in net assets from operations ...........         --             --     (58,356,389)    (58,356,389)
                                                         --------   ------------   -------------    ------------
Balance at October 31, 2002 ..........................   $165,000   $311,485,000   $(116,263,523)   $195,386,477
                                                         ========   ============   =============    ============

*    Commencement of operations.

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                       Selected Per Share Data and Ratios

                                                               For the            For the          For the Period
                                                              Year Ended         Year Ended      March 31, 2000* to
                                                           October 31, 2002   October 31, 2001    October 31, 2000
Net asset value, beginning of period....................      $  15.42           $  18.88           $  18.89(a)
Income (loss) from investment operations:
      Net investment (loss) income......................         (0.19)              0.10               0.29
      Net realized and unrealized loss on investments...         (3.35)             (3.22)             (0.30)
                                                                ------             ------             ------
   Total from investment operation......................         (3.54)             (3.12)             (0.01)
                                                                ------             ------             ------
Less distributions from and in excess of:
      Net investment income.............................         (0.04)             (0.34)                --
                                                                ------             ------             ------
      Total distributions...............................         (0.04)             (0.34)                --
                                                                ------             ------             ------
Net asset value, end of period..........................        $11.84             $15.42             $18.88
                                                                ======             ======             ======
Market Value, end of period.............................         $7.90              $9.25             $11.50
                                                                ======             ======             ======

Total Return - At NAV (b)...............................        (22.88)%           (15.99)%            (0.05)%
Total Return - At Market (b)............................        (14.22)%           (17.26)%           (42.50)%(c)

Ratios and Supplemental Data:
Net assets, end of period (in thousands)................      $195,386           $254,472           $311,447
Ratios to average net assets:
   Expenses  (Note 3)...................................          3.02%              2.50%              2.50%(d)
   Net investment income................................         (1.37)%             0.56%              1.49%

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

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                October 31, 2002

--------------------------------------------------------------------------------------------------------------
                                                                          Date of
                                                                          Initial
Description                                           Shares/Principal   Investment       Cost      Fair Value
--------------------------------------------------------------------------------------------------------------
Preferred Stocks - 25.65% (a, b, d, g) (Note 6, 7, 8)

     Actelis Networks, Inc., Series C .............       1,506,025        May 2001   $ 5,000,003   $2,500,002

   * AuctionWatch.com, Inc., Common Stock (c) .....          10,476       June 2000     5,500,000           --

   * AuctionWatch.com, Inc., Series A .............       6,443,188       Jan. 2002     1,134,001    1,134,001

   * BlueStar Solutions, Inc.:
        Common Stock...............................          49,474        May 2000     3,999,999           --
        Series C Preferred.........................          74,211        May 2000     5,999,999    1,499,990
        Series C Warrants, expire 5/26/03..........         136,054        May 2000            --           --

   * BlueStar Solutions Inc., Series D.............       4,545,455       Feb. 2002     3,000,000    3,000,000

   * CBCA, Inc., Series E..........................       4,774,636       Apr. 2002     9,999,998    9,999,998

     Cidera, Inc., Series D........................         857,192       Aug. 2000     7,500,001      500,000

     DataPlay, Inc., Series D .....................       2,500,000       June 2001     7,500,000           --

   * Endymion Systems, Inc., Series A..............       7,156,760       June 2000     7,000,000    2,000,314

   * EXP Systems, Inc.,  Series C .................          36,750       June 2000       210,210       25,001

   * FOLIOfn, Inc., Series C.......................       5,802,259       June 2000    15,000,000    2,999,768

   * Ishoni Networks, Inc., Series C...............       2,003,607       Nov. 2000    10,000,003    2,499,900

     Lumeta Corporation, Series A..................         384,615       Oct. 2000       250,000      269,231

     Lumeta Corporation, Series B..................         266,846       June 2002       156,489      186,792

   * Pagoo, Inc., Series A-1.......................       1,956,026       July 2000    11,569,939      169,940

   * Phosistor Technologies, Inc., Series B........       6,666,667       Jan. 2002     1,000,000    1,000,000

   * ProcessClaims, Inc., Series C.................       6,250,000       June 2001     2,000,000    2,943,750

   * ProcessClaims, Inc., Series D.................         849,257        May 2002       400,000      400,000

   * ProcessClaims, Inc.
        Series E warrants, expire 12/31/05.........         873,362        May 2002            20           20

   * SafeStone Technologies PLC, Series A..........       1,714,455       Dec. 2000     3,515,403    2,187,302

   * SafeStone Technologies PLC, Series B..........         391,923       July 2002       500,000      500,015

   * ShopEaze Systems, Inc., Series B (f)..........       2,097,902        May 2000     6,000,000           --

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                October 31, 2002

---------------------------------------------------------------------------------------------------------------
                                                                          Date of
                                                                          Initial
Description                                           Shares/Principal   Investment      Cost       Fair Value
---------------------------------------------------------------------------------------------------------------
Preferred Stocks (cont.)

   * Sonexis, Inc., Series C.......................      2,590,674        June 2000   $10,000,000   $ 7,000,001

     Sygate Technologies, Inc., Series D...........      9,756,098        Oct. 2002     4,000,000     4,000,000

   * Yaga, Inc., Series A..........................        300,000        Nov. 2000       300,000       300,000

   * Yaga, Inc.:
        Series B...................................      1,000,000        June 2001     2,000,000     1,000,000
        Series B Warrants, expire 6/08/04..........        100,000        June 2001            --            --

   * 0-In Design Automation, Inc., Series E .......      2,239,291        Nov. 2001     4,000,001     4,000,001
                                                                                      -----------   -----------

Total Preferred Stocks.............................                                   127,536,066    50,116,026
                                                                                      -----------   -----------
Subordinated Notes- 2.09% (a,b)

     InfoUSA, Inc.
        6.000%, 09/29/2003.........................      1,827,475        Dec. 2001     1,827,474     1,827,474

     DataPlay, Inc.
        6.000%, 05/10/2005 (e).....................      2,000,000         May 2002     2,000,000     1,000,000

     DataPlay, Inc.
        6.000%, 06/17/2005 (e).....................        500,000        June 2002       500,000       250,000

     DataPlay, Inc.
        6.000%, 09/24/2005 (e).....................        200,000       Sept. 2002       200,000       100,000

     DataPlay, Inc.
        6.000%, 08/16/2005 (e).....................        200,000        Aug. 2002       200,000       100,000

     DataPlay, Inc.
        6.000%, 08/26/2005 (e).....................        400,000        Aug. 2002       400,000       200,000

     DataPlay, Inc.
        6.000%, 09/03/2005 (e).....................        200,000       Sept. 2002       200,000       100,000

     DataPlay, Inc.
        6.000%, 06/27/2005 (e).....................      1,000,000        June 2002     1,000,000       500,000
                                                                                      -----------   -----------
     Total Subordinated Notes......................                                     6,327,474     4,077,474
                                                                                      -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                October 31, 2002

-------------------------------------------------------------------------------------------------------------------
                                                                              Date of
                                                                              Initial
Description                                               Shares/Principal   Investment      Cost         Value
-------------------------------------------------------------------------------------------------------------------
Short-Term Securities-32.14% (b)

   Corporate Bonds-1.54%

   CIT Group Holdings, Inc.
      6.375%, 11/15/2002...............................      3,000,000        Dec. 2001   $ 3,004,333   $ 3,001,932
                                                                                          -----------   -----------

   U.S. Government & Agency Securities-12.62%

   Federal Home Loan Mortgage Disc. Nts.
      1.660%, 01/02/2003...............................      5,500,000        Aug. 2002     5,484,276     5,484,276

   Federal National Mortgage Association Disc. Cons.
      1.620%, 11/06/2002...............................      7,000,000        Aug. 2002     6,998,425     6,998,425

   Federal National Mortgage Association Disc. Cons.
      1.630%, 11/06/2002...............................      5,300,000        Aug. 2002     5,298,800     5,298,800

   Federal National Mortgage Association Disc. Cons.
      1.675%, 12/04/2002...............................      2,900,000       Sept. 2002     2,895,547     2,895,547

   Federal National Mortgage Association Disc Cons.
      1.700%, 11/27/2002...............................      4,000,000        Aug. 2002     3,995,089     3,995,089
                                                                                          -----------   -----------

   Total U.S. Government & Agency......................                                    24,672,137    24,672,137
                                                                                          -----------   -----------

Commercial Paper-17.98%

   Duetsche Bank
      1.530%, 02/05/2003...............................      7,000,000        Oct. 2002     7,000,093     7,000,093

   General Electric Capital Corp.
      1.770%, 01/15/2003...............................      5,800,000        Oct. 2002     5,778,612     5,778,612

   HBOS Treasury Svcs, PLC.
      1.770%, 01/17/2003...............................      3,800,000        Oct. 2002     3,785,695     3,785,695

   Home Depot
      1.770%, 11/06/2002...............................      1,100,000        July 2002     1,099,730     1,099,730

   SBC Communications
      1.760%, 01/22/2003...............................      6,800,000        Oct. 2002     6,772,740     6,772,740

   Societe Generale
      1.86%, 12/16/2002................................      5,700,000        June 2002     5,686,748     5,686,748

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                October 31, 2002

-------------------------------------------------------------------------------------------------------------------
                                                                              Date of
                                                                              Initial
Description                                               Shares/Principal   Investment      Cost         Value
-------------------------------------------------------------------------------------------------------------------
Commercial Paper (cont.)

   Wells Fargo Bank
      1.640%, 11/15/2002...............................      5,000,000        Aug. 2002   $ 5,000,000   $ 5,000,000
                                                                                          -----------   -----------

Total Commercial Paper.................................                                    35,123,618    35,123,618
                                                                                          -----------   -----------

   Total Short Term Securities.........................                                    62,800,088    62,797,687
                                                                                          -----------   -----------

Cash and Cash Equivalents-40.37% (b)

   Commercial Paper-40.35%

   ANZ Delaware, Inc.
      1.750%, 11/04/2002...............................      6,300,000        Oct. 2002     6,299,081     6,299,081

   Abbey National
      1.750%, 11/18/2002...............................      1,200,000        Oct. 2002     1,199,008     1,199,008

   Abbey National
      1.730%, 12/10/2002...............................      5,000,000        Oct. 2002     4,990,629     4,990,629

   Air Liquide
      1.750%, 11/07/2002...............................      2,000,000        Oct. 2002     1,999,417     1,999,417

   CBA Del Fin, Inc.
      1.720%, 11/19/2002...............................      3,800,000        Oct. 2002     3,796,732     3,796,732

   CBA Del Fin, Inc.
      1.750%, 11/27/2002...............................      1,000,000        Oct. 2002       998,736       998,736

   CDC Commercial
      1.770%, 11/01/2002...............................      5,350,000        Oct. 2002     5,350,000     5,350,000

   CDC Commercial
      1.750%, 11/12/2002...............................      1,450,000        Oct. 2002     1,449,225     1,449,225

   Citicorp
      1.710%, 11/15/2002...............................      5,000,000        Aug. 2002     4,996,675     4,996,675

   Danske Corp.
      1.750%, 11/07/2002...............................      6,800,000        Oct. 2002     6,798,017     6,798,017

   Fortis Funding
      1.755%, 11/04/2002...............................      1,500,000        Oct. 2002     1,499,781     1,499,781

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                October 31, 2002

-----------------------------------------------------------------------------------------------------------------
                                                                              Date of
                                                                              Initial
Description                                               Shares/Principal   Investment      Cost        Value
-----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents (cont.)

   Fortis Funding
      1.750%, 11/07/2002...............................      1,100,000        Oct. 2002   $1,099,679   $1,099,679

   Fortis Funding
      1.750%, 11/13/2002...............................      2,400,000        Oct. 2002    2,398,600    2,398,600

   HBOS Treas Svcs.
      1.755%, 11/05/2002...............................      3,000,000        Oct. 2002    2,999,415    2,999,415

   ING America
      1.700%, 11/15/2002...............................      4,200,000        Aug. 2002    4,197,223    4,197,223

   ING America
      1.740%, 12/05/2002...............................      2,000,000       Sept. 2002    1,996,713    1,996,713

   Louis Dreyfus Corp.
      1.760%, 11/04/2002...............................      6,000,000        Oct. 2002    5,999,120    5,999,120

   Marsh & McLennan Cos.
      1.600%, 01/09/2003...............................      2,400,000        Oct. 2002    2,392,640    2,392,640

   NBNZ Intl.
      1.750%, 11/08/2002...............................      3,901,000       Sept. 2002    3,899,673    3,899,673

   NBNZ Intl.
      1.760%, 01/03/2003...............................      2,900,000        Oct. 2002    2,891,068    2,891,068

   Toyota Mtr Co.
      1.720%, 12/12/2002...............................      4,900,000        Oct. 2002    4,890,401    4,890,401

   UBS Fin Inc.
      1.750%, 11/22/2002...............................      1,700,000        Oct. 2002    1,698,265    1,698,265

   UBS Fin Inc.
      1.750%, 11/01/2002...............................      1,000,000        Oct. 2002    1,000,000    1,000,000

   UBS Fin Inc.
      1.750%, 11/13/2002...............................      4,000,000       Sept. 2002    3,997,667    3,997,667
                                                                                          ----------   ----------

Total Commercial Paper.................................                                   78,837,765   78,837,765
                                                                                          ----------   ----------

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                             Schedule of Investments
                                October 31, 2002

-------------------------------------------------------------------------------------------------------------------------
                                                                              Date of
                                                                              Initial
Description                                               Shares/Principal   Investment       Cost       Fair Value/Value
-------------------------------------------------------------------------------------------------------------------------
Money Market Funds-0.02% (b)

   SSgA Money Market Fund
      1.451%...........................................        35,720         Oct. 2002   $     35,720     $     35,720
                                                                                          ------------     ------------

Total Cash and Cash Equivalents                                                             78,873,485       78,873,485
                                                                                          ------------     ------------

Total Investments......................................                                   $275,537,113     $195,864,672
                                                                                          ============     ============

(a) These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)  Percentages are based on net assets of $195,386,477.

(c) As defined in the Investment Company Act of 1940, at October 31, 2002, the Fund was considered to have a controlling interest in AuctionWatch, Inc.

(d) As defined in the Investment Company Act of 1940, all of the Fund's preferred stock investments are in eligible portfolio companies except SafeStone Technologies PLC. The Fund provides significant managerial assistance to all of the portfolio companies in which it has invested, except ShopEaze Systems, Inc. The Fund provides significant managerial assistance to portfolio companies that comprise 100% of the total value of the investments in portfolio companies at October 31, 2002.

(e)  Company in bankruptcy.

(f)  Company in dissolution.

(g)  Non-income producing assets.

* Affiliated Issuers (Total Market Value of $42,660,001): companies in which the Fund owns at least 5% of the voting securities.

   The accompanying notes are an integral part of these financial statements.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                          Notes to Financial Statements
                                October 31, 2002

1. Organization and Business Purpose

     meVC Draper Fisher Jurvetson Fund I, Inc. (the "Fund"), a closed-end investment company, was organized as a Delaware corporation on December 2, 1999 and commenced operations on March 31, 2000. On December 2, 2002 the Fund announced that it would begin doing business under the name MVC Capital. The Fund seeks to achieve capital appreciation principally by making investments in equity and equity-oriented securities issued by privately-owned companies in transactions negotiated directly with such companies ("Portfolio Companies"). The Fund also intends to invest its capital in debt securities by providing debt financing to late stage venture capital backed information technology companies. In a typical loan, the lender receives interest on the loans, origination fees, as well as warrants, or other equity instruments, for the purchase of the borrowers stock. Generally, the loans will be collateralized by a security interest in the borrower's assets. The Fund seeks to make venture capital investments in information technology companies. The Fund's investments in Portfolio Companies will consist of equity securities such as common and preferred stock, other equity-oriented securities such as debt convertible into common or preferred stock or debt combined with warrants, options or other rights to acquire common or preferred stock and debt securities consisting of senior notes, senior subordinated notes and junior subordinated notes.

     The Fund has elected to be treated as a business development company under the Investment Company Act of 1940, as amended ("the Act"). The shares of the Fund commenced trading on the New York Stock Exchange (the "Exchange") under the symbol MVC on June 26, 2000.

     The Fund had entered into an advisory agreement with meVC Advisers, Inc. (the "former Advisor"), and meVC Advisers, Inc. had entered into a sub-advisory agreement with Draper Fisher Jurvetson MeVC Management Co., LLC (the "former Sub-Advisor"). On June 19, 2002, the former Advisor resigned without prior notice to the Fund, effective immediately, as the Fund's investment adviser. This resignation resulted in the automatic termination of the agreement between the former Advisor and the former Sub-Advisor to the Fund. As a result, the Fund's board internalized the Fund's operations, including management of the Fund's investments.

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

     The fair value of investments for which no market exists and for which the Board of Directors has determined that the original cost of the investment is no longer an appropriate valuation will be determined on the basis of procedures established in good faith by the Fund's Board of Directors. Valuations will be based upon such factors as the financial and/or operating results of the most recent fiscal period, the performance of the company relative to planned budgets/forecasts, the issuer's financial condition and the markets in which it does business, the prices of any recent transactions or offerings regarding such securities or any proxy securities, any available analysis, media, or other reports or information regarding the issuer, or the markets or industry in which it operates, the nature of any restrictions on disposition of the securities and other analytical data. In the case of unsuccessful operations, the valuation may be based upon anticipated liquidation proceeds.

     Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund's determination of fair value may significantly differ from the fair market value that would have been used had a ready market existed for the securities. Such values do not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments.

     Investments in securities that are publicly traded on an organized exchange are valued at their quoted closing market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Investments in companies whose securities are publicly traded in the over the counter market are valued at the average closing of their Bid and Ask prices, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. If a reliable last bid and ask price are not available, market values for equity securities are determined based on the last reliable bid quotation available from a market maker in the security.

     Short-term investments, including cash equivalents, having maturities of 60 days or less are stated at amortized cost, which approximates fair value. Other fixed income securities are stated at fair value. Fair value of these securities is determined at the most recent bid or yield equivalent from dealers that make markets in such securities.

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

     Reclassifications - Certain previously reported amounts have been reclassified to conform to the current year presentation.

3. Management

     From inception through June 19, 2002, the Fund was charged a management fee by meVC Advisers at a rate of 2.5% of the average weekly net assets of the Fund, paid monthly in arrears. The former Advisor had agreed to pay compensation to the directors and officers for any and all services rendered to the Fund and had agreed to pay all Fund expenses above and beyond the 2.5% management fee paid to the former Advisor by the Fund. A portion of this fee was also used to pay the Fund's sub-advisor. The former Advisor had entered into a sub-advisory agreement with the former Sub-Advisor in which the former Advisor paid the former Sub-Advisor an annual investment sub-advisory fee equal to 1.0% of the Fund's average weekly net assets, paid monthly in arrears. The sub-advisory fees were not an additional expense to the Fund.

     The former Advisor resigned without notice on June 19, 2002. As a result, the Fund's board internalized the Fund's operations, including management of the Fund's investments, and began to pay it's own expenses directly. The previous 2.5% expense cap, the maximum amount of compensation to be paid to the former Advisor, was terminated at the time of the former Advisor's resignation.

     The Fund determined that the former Advisor had not paid certain vendors for services performed on behalf of the Fund, which meVC Advisers had agreed to pay. On August 30, 2002, the Fund paid or accrued $463,535 in expenses to pay those vendors, which resulted in a $0.028 decrease in net asset value per share. The Fund is considering action it may take against the former Advisor to recover these expenses, although, there is no guarantee of recovery.

4. Dividends and Distributions to Shareholders

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

5. Transactions With Other Parties

     Through March 2002, Fleet Investment Advisors managed the Fund's cash portfolio under a sub-advisory agreement with the former Advisor. Subsequently, the former Advisor managed those assets until its resignation on June 19, 2002. Since that time, the Fund's cash portfolio is managed internally by Fund employees.

     The Fund has been granted exemptive relief from certain provisions of the Investment Company Act of 1940, as amended, to permit the Fund to make co-investments with certain affiliates of Draper Fisher Jurvetson. The Fund has co-invested with certain affiliates of Draper Fisher Jurvetson in IQdestination, Lumeta, Mediaprise, and Phosistor.

     For the year ended October 31, 2002, the Fund paid meVC Advisers advisory fees amounting to $3,592,757 and the former Advisor paid Draper Advisers sub-advisory fees amounting to $1,581,103, or 1% of the 2.5% management fee.

     On June 19, 2002, when meVC Advisers resigned as the Investment Advisor to the Fund effective immediately, the former Advisor's sub-advisory agreement with Draper Fisher Jurvetson MeVC Management

Co., LLC ("Draper Advisers" or "the former Sub-Advisor") was terminated automatically as a matter of contract construction. On June 20, 2002, the Board voted to internalize all investment management and administrative functions of the Fund effective immediately.

     On June 26, 2002, the Fund acquired various assets from meVC Advisers necessary to run the Fund's information systems and web site, including but not limited to, website equipment, systems hardware and software, and intellectual property. The assets were purchased for $17,855.

     In June and July 2002, the Fund utilized the services of Draper Fisher Jurvetson MeVC Management Co, LLC as a temporary payroll agent to facilitate the payment of the Fund's employees. Management and the Board believed it was in the stockholders' best interest to maintain continuity of payroll while operations were initiated with the Fund's ongoing payroll vendor.

6. Concentration of Market Risk

     Financial instruments that subject the Fund to concentrations of market risk consist principally of preferred stocks and subordinated notes, which represent approximately 27.74% of the Fund's net assets. The preferred stocks, as discussed in Note 7, consist of investments in companies with no readily determinable market values and as such are valued in accordance with the Fund's fair value policies. The Fund's investment strategy represents a high degree of business and financial risk due to the fact that the investments include entities with little operating history or entities that possess operations in new or developing industries. These investments are subject to restrictions on resale because they were acquired from the issuer in private placement transactions.

7. Portfolio Investments

     During the year ended October 31, 2002, the Fund invested approximately $19,000,000 in four new companies, CBCA, Phosistor, Sygate and 0-In, made fourteen follow-on investments in AuctionWatch, BlueStar, DataPlay, IQdestination, Lumeta, ProcessClaims, and SafeStone of approximately $10,006,000, had three portfolio company exit events with proceeds totaling approximately $9,955,000 and a realized losses totaling approximately $14,834,000 in the sale of infoUSA.com to its parent entity, the disbursement of assets from EXP, and the sale of Annuncio to PeopleSoft, had one return of capital of approximately $2,430,000 from Pagoo, and had four portfolio company write-offs with realized losses totaling approximately $18,637,000 in the irreversible dilution of equity in Personic, the filing of Chapter 7 of the US Code by InfoImage, the cessation of operations by IQdestination, and the cessation of operations by Mediaprise.

8. Commitments and Contingencies

     The Fund occupies its office space pursuant to an operating lease, which is scheduled to expire on October 31, 2005. Future payments under this lease total $895,500, with annual minimum payments of $298,500.

     At October 31, 2002 and 2001, all of the Fund's investments in preferred stocks totaling $50,116,026 (25.6% of net assets) and $90,926,328 (35.7% of net assets), respectively, and investments in subordinated notes totaling $4,077,474 (2.1% of net assets) and $0, respectively, have been valued by the Valuation Committee of the Board of Directors, in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, these values may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

9. Subsequent Events

     Effective November 1, 2002, Management has engaged US Bancorp Fund Services LLC to handle all functions of administration and accounting work necessary for the operations of the Fund and has engaged US Bank National Association to handle all functions of custodial work necessary for the operations of the Fund.

     On November 1, 2002, the Fund initiated a stock repurchase plan of up to $20 million in stock repurchases. As of January 22, 2003, the Fund had repurchased 203,200 shares under this plan.

     On November 20, 2002, DataPlay filed for bankruptcy under Chapter 11 of the US Code.

     On December 2, 2002 the Fund announced that it would begin doing business under the name MVC Capital, that it had hired Michael D. Stewart as its Acting Chief Financial Officer, and that the Fund's principal executive offices were now located at 3000 Sand Hill Road, Building 1 Suite 155, Menlo Park, CA 94025.

     On December 18, 2002, the Fund entered into an investment of $3,000,000 in the form of a Convertible Promissory Note with BS Management, Inc. maturing on March 17, 2002. BS Management is based in the Isle of Man.

     On December 18, 2002, the Fund increased its investment of Series E Preferred Stock of CBCA, Inc. by $1,000,000.

     On December 26, 2002, the Fund entered into an investment of $5,000,000 in the form of a Credit Facility with Synhrgy HR Technologies, Inc. ("Synhrgy") maturing on January 3, 2006. The loan earns a fixed rate of interest at 12% per annum on the outstanding balance of the loan. The Fund also received 43,750 warrants to purchase Series B-1 Preferred Stock. Synhrgy is based in Houston, Texas.

     On December 30, 2002, the Fund entered into an investment of $5,050,000 in the form of a Convertible Credit Facility with Integral Development Corporation ("Integral") maturing on December 31, 2005. The loan earns a floating rate of interest at prime plus 5% per annum with a floor at 10% per annum and a ceiling at 12% per annum on the outstanding balance of the loan. The Fund also received warrants to purchase a future round of preferred stock. Integral is based in Mountain View, California.

     On December 30, 2002, the Fund entered into an investment of $5,050,000 in the form of a Credit Facility with Arcot Systems, Inc. ("Arcot") maturing on December 31, 2005. The loan earns a floating rate of interest at prime plus 5% per annum with a floor at 10% per annum and a ceiling at 12% per annum on the outstanding balance of the loan. The Fund also received warrants to purchase a future round of preferred stock. Arcot is based in Santa Clara, California.

     On December 31, 2002, the Fund increased its investment of Series E Preferred Stock of CBCA, Inc. by $1,000,000.

     On December 19, 2002, Vice Chancellor Lamb granted Millenco's motion for summary judgment on its claim that the directors breached their duty of disclosure under Delaware law by omitting material facts concerning the business relationship among three of the directors (directors Grillos, Gerhard and Hughes) at eVineyard, Inc. (a privately held corporation) from the 2001 and 2002 proxy statements. Director Grillos, an "interested" director of the Fund by reason of being its CEO and managing member of the Former Sub-Advisor, was Chairman of the Board and Chairman of the Compensation Committee of eVineyard at the same time that directors Gerhard and Hughes, "non-interested" directors of the Fund, were officers of eVineyard. Vice Chancellor Lamb, finding that the omissions rendered the proxy statements false and misleading, ordered the Fund to hold new elections for the seats held by directors Grillos and Gerhard and former director Freudenthal, to be conducted either in conjunction with the Fund's upcoming annual meeting in 2003 (at which two other director seats are up for election) if that meeting is held within 60 days of the date of the Vice Chancellor's order, or separately on or before February 15, 2003. The Vice Chancellor noted without comment Millenco's statement that the remaining claims in Millenco's latest amended complaint were no longer at issue in the case.

    On December 22, 2002, the Fund filed a motion for re-argument of the Vice Chancellor's order with respect to the date by which the Fund must hold an annual or special meeting for the election to fill the three directors' seats. On January 8, 2003, the Vice Chancellor issued an order granting the Fund's motion to re-argue and extending the last date for that election to February 28, 2003.

    On January 6, 2003, the former Board of Directors of the Fund held a meeting to discuss the upcoming annual meeting of stockholders and the proxy solicitation process. The former Board of Directors also discussed at great length the qualifications of various Director Candidates to be considered for appointment to the Board of Directors. On January 6, 2003, the former Board of Directors determined to increase the size of the Board from five members to seven members so that the Fund would have greater expertise and experience in managing the Fund's affairs. On January 7, 2003, the former Board of Directors nominated Messrs. Grillos, Jordan, Tobkin, Hootnick, Locke and Hughes to serve as Directors of the Fund and determined that the names of those persons be submitted to stockholders for approval as Directors of the Fund.

    On January 16, 2003, the former Board of Directors, including the Directors who are not interested persons of the Fund, appointed Messrs. Hootnick, Jordan, Locke and Tobkin to fill vacancies on the Board of Directors that would be created by the resignations of Messrs. Gerhard, Hughes and Lufkin and the existing vacancy of Peter S. Freudenthal. On January 16, 2003, the former Board of Directors nominated Mr. Grillos to serve as a Class I director for the remainder of the three-year term to which he was elected in 2001, Mr. Hootnick to serve as a Class II director for the remainder of the three-year term to which Mr. Gerhard was elected in 2002, and Mr. Jordan to serve as a Class I director for the remainder of the three-year term to which Mr. Freudenthal was elected in 2001. On January 16, 2003, the former Board of Directors also nominated Mr. Locke to serve for the remainder of the three-year term of the newly-created Class II directorship, the term of which expires at the Annual Meeting of Stockholders to be held in 2005 and Mr. Tobkin to serve as Class III director for a three-year term to expire at the Annual Meeting of Stockholders to be held in 2006.

    On January 16, 2003, the current Board of Directors held a Meeting. At that Meeting the Board of Directors ratified and approved an increase in the size of the Fund's Board of Directors from five members to seven members. The Board of Directors ratified and accepted their appointment to fill vacancies on the Board of Directors that had been created by the resignations of Messrs. Gerhard, Hughes and Lufkin and the existing vacancy of Mr. Freudenthal.

At the same meeting, the current Board of Directors also ratified the nomination of Mr. Grillos to serve as a Class I director for the remainder of the three-year term to which he was elected in 2001, ratified the nomination of Mr. Hootnick to serve as a Class II director for the remainder of the three-year term to which Mr. Gerhard was elected in 2002, and ratified the nomination of Mr. Jordan to serve as a Class I director for the remainder of the three-year term to which Mr. Freudenthal was elected in 2001. At the same meeting, the Board of Directors also ratified the nomination of Mr. Locke to serve for the remainder of the three-year term of the newly-created Class II directorship, the term of which expires at the Annual Meeting of Stockholders to be held in 2005 and ratified the nominations of Messrs. Hoar, Sims and Tobkin to serve as Class III directors for a three-year term to expire at the Annual Meeting of Stockholders to be held in 2006.

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of meVC Draper Fisher Jurvetson Fund I, Inc.

In our opinion, the accompanying balance sheet, including the schedule of investments, and the related statements of operations, cash flows and of shareholders' equity and the selected per share data and ratios present fairly, in all material respects, the financial position of meVC Draper Fisher Jurvetson Fund I, Inc. (the "Fund") at October 31, 2002, the results of its operations, cash flows, shareholders' equity and selected per share data and ratios for the periods indicated, in conformity with accounting principles generally accepted in the United States of America. These financial statements and selected per share data and ratios (hereafter referred to as "financial statements") are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit, which included confirmation of securities at October 31, 2002 by correspondence with the custodian, provides a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
January 22, 2003

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

     None

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

     Reference is made to the information with respect to "directors and executive officers of the Registrant" contained in the Fund's proxy statement filed with the Securities and Exchange Commission, in connection with the Fund's annual meeting of shareholders to be held on February 28, 2003 (the "2003 Proxy Statement"), which information is incorporated herein by reference.

     On December 19, 2002, Vice Chancellor Lamb granted Millenco's motion for summary judgment on its claim that the directors breached their duty of disclosure under Delaware law by omitting material facts concerning the business relationship among three of the directors (directors Grillos, Gerhard and Hughes) at eVineyard, Inc. (a privately held corporation) from the 2001 and 2002 proxy statements. Director Grillos, an "interested" director of the Fund by reason of being its CEO and managing member of the Former Sub-Advisor, was Chairman of the Board and Chairman of the Compensation Committee of eVineyard at the same time that directors Gerhard and Hughes, "non-interested" directors of the Fund, were officers of eVineyard. Vice Chancellor Lamb, finding that the omissions rendered the proxy statements false and misleading, ordered the Fund to hold new elections for the seats held by directors Grillos and Gerhard and former director Freudenthal, to be conducted either in conjunction with the Fund's upcoming annual meeting in 2003 (at which two other director seats are up for election) if that meeting is held within 60 days of the date of the Vice Chancellor's order, or separately on or before February 15, 2003. The Vice Chancellor noted without comment Millenco's statement that the remaining claims in Millenco's latest amended complaint were no longer at issue in the case.

    On December 22, 2002, the Fund filed a motion for re-argument of the Vice Chancellor's order with respect to the date by which the Fund must hold an annual or special meeting for the election to fill the three directors' seats. On January 8, 2003, the Vice Chancellor issued an order granting the Fund's motion to re-argue and extending the last date for that election to February 28, 2003.

    On January 6, 2003, the former Board of Directors of the Fund held a meeting to discuss the upcoming annual meeting of stockholders and the proxy solicitation process. The former Board of Directors also discussed at great length the qualifications of various Director Candidates to be considered for appointment to the Board of Directors. On January 6, 2003, the former Board of Directors determined to increase the size of the Board from five members to seven members so that the Fund would have greater expertise and experience in managing the Fund's affairs. On January 7, 2003, the former Board of Directors nominated Messrs. Grillos, Jordan, Tobkin, Hootnick, Locke and Hughes to serve as Directors of the Fund and determined that the names of those persons be submitted to stockholders for approval as Directors of the Fund.

    On January 16, 2003, the former Board of Directors, including the Directors who are not interested persons of the Fund, appointed Messrs. Hootnick, Jordan, Locke and Tobkin to fill vacancies on the Board of Directors that would be created by the resignations of Messrs. Gerhard, Hughes and Lufkin and the existing vacancy of Peter S. Freudenthal. On January 16, 2003, the former Board of Directors nominated Mr. Grillos to serve as a Class I director for the remainder of the three-year term to which he was elected in 2001, Mr. Hootnick to serve as a Class II director for the remainder of the three-year term to which Mr. Gerhard was elected in 2002, and Mr. Jordan to serve as a Class I director for the remainder of the three-year term to which Mr. Freudenthal was elected in 2001. On January 16, 2003, the former Board of Directors also nominated Mr. Locke to serve for the remainder of the three-year term of the newly-created Class II directorship, the term of which expires at the Annual Meeting of Stockholders to be held in 2005 and Mr. Tobkin to serve as Class III director for a three-year term to expire at the Annual Meeting of Stockholders to be held in 2006.

    On January 16, 2003, the current Board of Directors held a Meeting. At that Meeting the Board of Directors ratified and approved an increase in the size of the Fund's Board of Directors from five members to seven members. The Board of Directors ratified and accepted their appointment to fill vacancies on the Board of Directors that had been created by the resignations of Messrs. Gerhard, Hughes and Lufkin and the existing vacancy of Mr. Freudenthal.

At the same meeting, the current Board of Directors also ratified the nomination of Mr. Grillos to serve as a Class I director for the remainder of the three-year term to which he was elected in 2001, ratified the nomination of Mr. Hootnick to serve as a Class II director for the remainder of the three-year term to which Mr. Gerhard was elected in 2002, and ratified the nomination of Mr. Jordan to serve as a Class I director for the remainder of the three-year term to which Mr. Freudenthal was elected in 2001. At the same meeting, the Board of Directors also ratified the nomination of Mr. Locke to serve for the remainder of the three-year term of the newly-created Class II directorship, the term of which expires at the Annual Meeting of Stockholders to be held in 2005 and ratified the nominations of Messrs. Hoar, Sims and Tobkin to serve as Class III directors for a three-year term to expire at the Annual Meeting of Stockholders to be held in 2006.

Item 11. Executive Compensation

     Reference is made to the information with respect to "executive compensation" contained in the Fund's 2003 Proxy Statement, which information is incorporated herein by reference.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Prior to the internalization of management effective June 19, 2002, all compensation fees and salaries were paid by the Adviser and not by the Fund.

     In February 2002, a Compensation Committee of the Board of Directors was established. The Compensation Committee has the responsibility to consider and make recommendations to the Board of directors regarding all matters relating to the Fund's Directors and Officers. The Committee shall evaluate and recommend to the Board the compensation, expense reimbursement policies and retirement policies of the independent directors and the compensation of interested directors who are not "affiliated persons" of the Fund, as that term is defined in the 1940 Act. Membership of the Committee was comprised of Larry J. Gerhard, Harold E. Hughes and Chauncey F. Lufkin. The Committee did not meet during the Fund's most recently completed fiscal year.

     Compensation for John M. Grillos, Chief Executive Officer of the Fund, was determined by the Chairman of the Audit Committee, Harold Hughes and was subsequently unanimously approved by the Fund's independent directors. Mr. Grillos' compensation, as well as the compensation for all the Fund's directors and officers, is not tied to the performance of the Fund.

     On January 16, 2003, the Board of Directors selected Messrs. Vincent H. Tobkin and Peter J. Locke as members of the Nominating and Compensation Committee to replace Larry J. Gerhard, Harold E. Hughes and Chauncey F. Lufkin who resigned upon their replace by Messrs. Tobkin and Locke.

     Larry J. Gerhard, an independent director of the Fund, conducted site visits to one of the Fund's portfolio companies, DataPlay, during fiscal 2002. Mr. Gerhard was not compensated by the Fund for his work, other than the reimbursement of approximately $5,000 in respect of expenses incurred in providing such due diligence work.

     John M. Grillos, Chief Executive Officer of the Fund, was an investor in eVineyard, an on-line wine retailer. In May 1999, Mr. Grillos was named to the eVineyard board of directors and was appointed Chairman of the company's Compensation Committee. Mr. Gerhard was an investor in, and from May 1999 through March 2002, a director of, eVineyard and served from May 1999 through April 2002 as its Chief Executive Officer. Mr. Hughes was also an investor in, and from September 2000 through October 2002, a director of, eVineyard and from October 2001 through April 2002, served as its Chief Operating Officer and President. Mr. Grillos resigned in November 2001 as Chairman and in January 2002 as a director of eVineyard.

     Performance Graph

     As required by Item 402 (l) of Regulation S-K, a line graph comparing the yearly percentage change in the Fund's cumulative total shareholder return with the cumulative total return of the Morgan Stanley Technology Index, an electronics based composite index is provided:

                                6/26/2000      10/31/2002
                                ---------      ----------
MVC                               $10,000       $4,081.10
Morgan Stanley Technology Index   $10,000       $2,938.53
NASDAQ                            $10,000       $3,482.85

The Morgan Stanley Technology Index is an equal weighted index composed purely of electronics-based technology companies.

The Index comprises 35 US public issuers drawn from 11 technology sub-sectors, including:

     o    Computer & Business Services

     o    Data Networking/Internet Infrastructure

     o    Electronics Manufacturing Services

     o    Enterprise Software

     o    Internet & PC software

     o    Server & Enterprise Hardware

     o    PC Hardware & Data Storage

     o    Semiconductor Capital Equipment

     o    Semiconductors

     o    Technical Software (CAD/CAM, EDA)

     o    Telecom Equipment-Wireline/Wireless

Past performance is no guaranty of future results. Due to market volatility, current performance may be less that shown. Investment return and principal value will fluctuate so that shares may be worth more or less than their original cost. Total returns include change in share price and reinvestment of dividends and capital gain's distributions, if any. Total returns reflect the reinvestment of all dividends and capital gains. You cannot invest directly in an index.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Reference is made to the information with respect to "Security Ownership of Certain Beneficial Owners and Management" contained in the Fund's 2003 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The former Advisor, pursuant to the terms of the Investment Advisory Agreement dated March 27, 2000 and interim Investment Advisory Agreement dated March 27, 2002 (collectively the "Advisory Agreements"), was responsible for the supervision of portfolio investments. Transactions between the Fund and the former Advisor, including operational responsibilities, duties and compensation, were governed by the Advisory Agreements. Throughout the term of the Advisory Agreements, the Fund paid the former Advisor an annual management fee of 2.5% of the Fund's average weekly net assets, payable monthly, in arrears. For the period November 1, 2001 to May 31, 2002, the former Advisor earned an investment advisory fee in the aggregate amount of $3,478,311.

     The former Sub-Advisor, pursuant to the terms of the Investment Sub-Advisory Agreement dated March 27, 2000 and the interim Investment Sub-Advisory Agreement dated March 27, 2002 (collectively the "Sub-Advisory Agreements"), was responsible, on a day-to-day basis for the selection and supervision of portfolio investments. The former Sub-Advisor presented all co-investment opportunities with affiliates in the Draper Fisher Jurvetson Network for approval by the Fund's Board of Directors. Throughout the term of the Sub-Advisory Agreements, the former Advisor paid to the former Sub-Advisor an annual management fee of 1.0% of the Fund's average weekly net assets, payable monthly, in arrears. For period November 1, 2001 to June 19, 2002, the former Sub-Advisor earned an investment advisory fee in the aggregate amount of $1,505,770.

     As stated above in Item 1 (Business---Co-Investments and Follow-On Investments) and in Item 8 (Note 5 of the notes accompanying the financial statements in "Transactions with Other Parties"), the Fund co-invested in Portfolio Companies from time to time with affiliates of the Fund and the former Sub-Advisor, including certain venture capital investment partnerships. The Fund's co-investments with such affiliates are subject to the terms and conditions of the exemptive order granted by the Commission, which relieves the Fund from certain provisions of the Act and permits certain joint transactions with the investment partnerships.

     In accordance with the conditions of the order, the Fund has co-invested with certain affiliates of Draper Fisher Jurvetson in the following Portfolio Companies of the Fund: IQdestination, Lumeta Corporation, Mediaprise, Inc and Phosistor, Inc.

     Further, in accordance with the conditions of the order, John M. Grillos, Chief Executive Officer of the Fund, is a limited partner investor in Osprey Ventures ("Osprey"), a venture capital fund investing primarily in early stage technology companies. Mr. Grillos owns less than 0.09% of the outstanding limited partnership interests in

Osprey. Osprey is a co-investor in two MVC portfolio companies, BlueStar Solutions, Inc., and ShopEaze Systems, Inc.

Item 14. Controls and Procedures

     Within the 90-day period prior to the date of this report, the Fund's chief executive officer and acting chief financial officer evaluated the effectiveness of the design and operation of the Fund's disclosure controls and procedures and concluded that such disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors, which could significantly affect internal controls subsequent to the date that the Fund's chief executive officer and chief financial officer carried out their evaluations

                                     Part IV

Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)(1) Financial Statements                                                          Page
       --------------------                                                          ----
       Balance Sheets
          October 31, 2002 and October 31, 2001                                       33

       Statement of Operations
          For the Year Ended October 31, 2002,
          the Year Ended October 31, 2001 and the Period from March 31, 2000
          (commencement of operations) to October 31, 2000                            34

       Statement of Cash Flows
          For the Year Ended October 31, 2002,
          the Year Ended October 31, 2001 and the Period from March 31, 2000
          (commencement of operations) to October 31, 2000                            35

       Statement of Shareholders' Equity
          For the Period from March 31, 2000 (commencement of operations)
          to October 31, 2000, the Year Ended October 31, 2001, and the Year Ended
          October 31, 2002                                                            36

       Selected Per Share Data and Ratios
          For the Year Ended October 31, 2002, the Year Ended
          October 31, 2001, and the Period Ended March 31, 2000
          to October 31, 2000                                                         37

       Schedule of Investments
          October 31, 2002                                                            38

       Notes to Financial Statements                                                  44

       Report of Independent Public Accountants                                       50


     All other information required in the financial statement schedules has been incorporated in the financial statements or notes thereto or has been omitted since the information is not applicable, not present or not present in amounts sufficient to require submission of the schedule.

(b)  Reports on Form 8-K

     During the last fiscal quarter of the fiscal year ended October 31, 2002, the Fund filed two reports on Form 8-K. The first report, dated September 9, 2002, was filed to fairly disclose a letter mailed to certain shareholders by the Fund in response to a letter mailed to certain shareholders by the arbitrage firm, Millenco. The second report, dated October 2, 2002, was filed to announce the Board of Directors' comprehensive plans to enhance shareholder value.

(c)  Exhibits

     None

(d)  Financial Statement Schedules

     None

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Date                    Signature                             Title
         ----                    ---------                             -----


Date: January 23, 2003   /s/ John M. Grillos        Chief Executive Officer, Director
                         ------------------------
                         (John M. Grillos)


Date: January 23, 2003   /s/ Vincent H. Tobkin      Chairman, Director
                         ------------------------
                         (Vincent H. Tobkin)


Date: January 23, 2003   /s/ Peter J. Locke         Director
                         ------------------------
                         (Peter J. Locke)


Date: January 23, 2003   /s/ Michael H. Jordan      Director
                         ------------------------
                         (Michael H. Jordan)


Date: January 23, 2003   /s/ Laurence R. Hootnick   Director
                         ------------------------
                         (Laurence R. Hootnick)

                                 CERTIFICATIONS

I, John M. Grillos, certify that:

1. I have reviewed this annual report on Form 10-K of meVC Draper Fisher Jurvetson Fund I, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 23, 2003                         /s/ John M. Grillos
                                               ---------------------------------
                                               (John M. Grillos)
                                               Chief Executive Officer, Director

                                 CERTIFICATIONS

I, Michael D. Stewart, certify that:

1. I have reviewed this annual report on Form 10-K of meVC Draper Fisher Jurvetson Fund I, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 23, 2003                         /s/ Michael D. Stewart
                                               ---------------------------------
                                               (Michael D. Stewart)
                                               Acting Chief Financial Officer

                            Section 906 Certification

John M. Grillos, Chief Executive Officer, and Michael D. Stewart, Acting Chief Financial Officer, of meVC Draper Fisher Jurvetson a Delaware Corporation (the "Registrant"), each certify that:

1. The Registrant's annual report on Form 10-K for the period ended October 31, 2002 (the "Form 10-K") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

CHIEF EXECUTIVE OFFICER                     ACTING CHIEF FINANCIAL OFFICER
meVC Draper Fisher Jurvetson                meVC Draper Fisher Jurvetson
Fund I, Inc.                                Fund I, Inc.


/s/ John M. Grillos                         /s/ Michael D. Stewart
--------------------------                  -----------------------------
John M. Grillos                             Michael D. Stewart

Date: January 23, 2003                      Date: January 23, 2003

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The section symbol shall be expressed as............................... 'SS'