Form 10-Q
period 2003-01-31
MEVC DRAPER FISHER JURVETSON FUND I INC
filed 2003-05-09
CIK 1099941

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended January 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission File Number 000-28405

                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
                                D/B/A MVC CAPITAL
           (Exact name of the registrant as specified in its charter)

              DELAWARE                                    94-3346760
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

        3000 Sand Hill Road
       Building 1, Suite 155
       Menlo Park, California
       (Address of principal                                  94025
         executive offices)                                 (Zip Code)

Registrant's telephone number, including area code:  (650) 926-7000

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                           Name of each exchange on
                                                          which registered
          Common Stock                                New York Stock Exchange
          ------------                                ------------------------

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 8, 2003, there were 16,152,600 shares of Registrant's common stock, $.01 par value (the "Shares"), outstanding.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            (A Delaware Corporation)
                                      Index

Part I. Financial Information                                               Page

         Item 1.  Financial Statements
                  Balance Sheets
                  - January 31, 2003 and October 31, 2002..................    1
                  Statement of Operations
                  - For Period November 1, 2002 to January 31, 2003 and
                    the Period November 1, 2001 to January 31, 2002........    2
                  Statement of Cash Flows
                  - For the Period November 1, 2002 to January 31, 2003
                    and the Period November 1, 2001 to January 31, 2002....    3
                  Statement of Shareholders' Equity
                  - For the Period November 1, 2002 to January 31, 2003
                    and the Period November 1, 2001 to January 31, 2002....    4
                  Selected Per Share Data and Ratios
                  - For the Period November 1, 2002 to January 31, 2003
                    and the Year ended October 31, 2002....................    5
                  Schedule of Investments
                  - January 31, 2003.......................................    6
                  Notes to Financial Statements............................   10

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................   13

         Item 3. Quantitative and Qualitative Disclosure about Market Risk.   23

         Item 4. Controls and Procedures...................................   23

Part II. Other Information

         Item 1. Legal Proceedings.........................................   25

         Item 4. Submission of Matters to a Vote of Security Holders.......   25

         Item 5. Other Information.........................................   27

         Item 6. Exhibits and Reports on Form 8-K..........................   27

SIGNATURE..................................................................   28

Exhibits...................................................................   31

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   meVC DRAPER FISHER JURVETSON FUND I, INC.
                                 BALANCE SHEETS


                                                  JANUARY 31,       OCTOBER 31,
                                                     2003              2002
                                                  (Unaudited)
ASSETS

Investments in preferred/common stocks,       $   29,070,490     $   50,116,026
   at fair value (cost $129,325,858 and
   $127,536,066, respectively), (Note 3)
Investments in debt instruments, at fair          15,452,677                  -
   value (cost $17,953,970 and $0,
   respectively)(Note 3)
Investments in short-term securities, at          19,892,790         62,797,687
   market value (cost $19,892,790 and
   $62,800,088, respectively)
Cash and cash equivalents                         98,604,329         78,873,485
   (cost $98,604,329 and $78,873,485,
   respectively)
Subordinated notes                                 1,827,475          4,077,474
   (cost $6,327,474 and $6,327,474)
   respectively)(Note 3)
Interest receivable                                  176,365            216,024
Prepaid expenses                                     346,540             50,672
Receivable for investments sold                      379,632            379,632
                                              --------------     --------------

TOTAL ASSETS                                  $  165,750,298     $  196,511,000
                                              ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Custody/Accounting/Transfer Agency                     4,906              7,500
Administration                                        25,236             11,250
Audit and tax fees                                   149,892            149,000
Legal fees                                         1,195,678            387,459
Director's fees                                       16,255             14,400
Employee compensation & benefits                     148,471             57,279
Public relation fees                                  93,537            344,608
Other accrued expenses                               182,279            153,027
                                              --------------     --------------
TOTAL LIABILITIES                             $    1,816,254     $    1,124,523
                                              --------------     --------------

SHAREHOLDERS' EQUITY
Common Stock, $0.01 par value;
  150,000,000 shares authorized;
  16,296,800 and 16,500,000 shares,
  respectively, outstanding                          162,968            165,000
Additional paid in capital                       309,826,568        311,485,000
Accumulated deficit                             (146,055,492)      (116,263,523)
                                              --------------     --------------
TOTAL SHAREHOLDERS' EQUITY                    $  163,934,044     $  195,386,477
                                              --------------     --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  165,750,298     $  196,511,000
                                              ==============     ==============

NET ASSET VALUE PER SHARE                     $        10.06     $        11.84
                                              --------------     --------------


   The accompanying notes are an integral part of these financial statements
                  meVC DRAPER FISHER JURVETSON FUND I, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                          FOR THE PERIOD        FOR THE PERIOD
                                         NOVEMBER 1, 2002      NOVEMBER 1, 2001
                                        TO JANUARY 31, 2003  TO JANUARY 31, 2002

INVESTMENT INCOME:
    Interest income                     $      566,055         $      1,103,011
                                        --------------         ----------------

OPERATING EXPENSES:
    Management Fees                                  -                1,595,699
    Legal fees                               1,098,970                        -
    Employee compensation & benefits           835,334                        -
    Facilities                                 232,206                        -
    Printing and postage                       140,269                        -
    Consulting and public relation fees         90,410                        -
    Directors fees                              86,369                        -
    Audit fees                                  42,017                        -
    Administration                              37,562                        -
    Insurance                                   21,861                        -
    Miscellaneous fees                          13,307                        -
    Custody/Accounting/Transfer Agency          12,361                        -
    Registration fees                           10,304                        -
                                        --------------         ----------------
TOTAL OPERATING EXPENSES                     2,620,970                1,595,699
                                        --------------         ----------------

NET INVESTMENT LOSS                         (2,054,915)                (492,688)
                                        --------------         ----------------

NET REALIZED AND UNREALIZED LOSS ON
INVESTMENTS:

Net realized loss on
    investments                               (152,845)              (3,331,053)

Net unrealized loss on
    investments                            (27,584,209)             (17,933,494)
                                        --------------         ----------------

Net realized and unrealized loss
    on investments                         (27,737,054)             (21,264,547)
                                        --------------         ----------------

NET DECREASE IN NET ASSETS RESULTING
FROM OPERATIONS                         $  (29,791,969)        $    (21,757,235)
                                        ==============         ================

NET DECREASE IN NET ASSETS RESULTING
FROM OPERATIONS PER SHARE               $        (1.83)        $          (1.32)
                                        ==============         ================

DIVIDENDS DECLARED PER SHARE            $          -           $           0.04
                                        --------------         ----------------


   The accompanying notes are an integral part of these financial statements
                  meVC DRAPER FISHER JURVETSON FUND I, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                          FOR THE PERIOD        FOR THE PERIOD
                                         NOVEMBER 1, 2002      NOVEMBER 1, 2001
                                        TO JANUARY 31, 2003  TO JANUARY 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net decrease in net assets             $   (29,791,969)    $   (21,757,235)
      resulting from operations
    Adjustments to reconcile net cash
      provided by operating activities:
        Realized loss                              152,845           3,331,053
        Net unrealized loss                     27,584,209          17,933,494
        Changes in assets and liabilities:
          Management fee payable                         -             (42,803)
          Accounts payable                         691,732                   -
          Prepaid expenses                        (295,868)                  -
          Interest receivable                       83,327               4,774
          Investment purchased payable                   -           1,134,001
        Purchases of preferred stock            (1,999,997)         (6,134,001)
        Purchases of debt instruments          (17,950,000)                  -
        Purchases of short-term investments    (44,145,816)        (76,841,903
        Purchases of cash equivalents         (349,721,438)       (266,565,709)
        Sales of preferred stocks                   57,365           6,670,281
        Sales/maturities of short-term
          investments                           60,000,000          82,086,740
        Sales/maturities of cash equivalents   376,726,918         267,567,311
                                            --------------     ---------------
        NET CASH PROVIDED BY OPERATING
          ACTIVITIES                            21,391,308           7,386,003
                                            --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Distributions                                    -            (728,690)
        Re-purchases of capital stock           (1,660,464)                  -
                                            --------------     ---------------

        NET CASH USED FOR FINANCING
          ACTIVITIES                            (1,660,464)           (728,690)
                                            --------------     ---------------

      Net change in cash and cash
        equivalents for the period              19,730,844           6,657,313
                                            --------------     ---------------

      Cash and cash equivalents,
        beginning of period                     78,873,485          12,353,422
                                            --------------     ---------------

      Cash and cash equivalents,
        end of period                       $   98,604,329     $    19,010,735
                                            --------------     ---------------


   The accompanying notes are an integral part of these financial statements
                    meVC DRAPER FISHER JURVETSON FUND I, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                     ADDITIONAL                                        TOTAL
                                               COMMON                  PAID IN              ACCUMULATED             SHAREHOLDERS'
                                               STOCK                   CAPITAL                DEFICIT                  EQUITY

BALANCE AT NOVEMBER 1, 2001                  $     165,000         $ 311,485,000        $   (57,178,444)          $  254,471,556

Distributions                                            -                     -               (728,690)                (728,690)
Net decrease in net assets from operations               -                     -            (21,757,235)             (21,757,235)
                                             -------------         -------------        ---------------          ---------------
BALANCE AT JANUARY 31, 2002                  $     165,000         $ 311,485,000        $   (79,664,369)             231,985,631
                                             =============         =============        ===============              ===========


BALANCE AT NOVEMBER 1, 2002                  $     165,000         $ 311,485,000        $  (116,263,523)          $  195,386,477

Shares Repurchased (203,200 shares)                 (2,032)           (1,658,432)                     -               (1,660,464)
Net decrease in net assets from operations               -                     -            (29,791,969)             (29,791,969)
                                             -------------         -------------        ---------------          ---------------
BALANCE AT JANUARY 31, 2003                  $     162,968         $ 309,826,568        $  (146,055,492)         $   163,934,044
                                             -------------         -------------        ---------------          ---------------





























    The accompanying notes are an integral part of these financial statements
                    meVC DRAPER FISHER JURVETSON FUND I, INC.
                       SELECTED PER SHARE DATA AND RATIOS

                                          FOR THE PERIOD           FOR THE
                                         NOVEMBER 1, 2002         YEAR ENDED
                                       TO JANUARY 31, 2003     OCTOBER 31, 2002
                                           (UNAUDITED)

                                           $                   $
Net asset value, beginning of period               11.84                  15.42
                                           -------------      -----------------

Loss from investment operations:

      Net investment loss                          (0.13)                 (0.19)

      Net realized and unrealized loss
        on investments                             (1.70)                 (3.35)
                                           -------------      -----------------
      Total loss from investment operations        (1.83)                 (3.54)
                                           -------------      -----------------

Less distributions from and in excess of:

      Net investment income                            -                  (0.04)
                                           -------------      -----------------

      Total distributions                              -                  (0.04)
                                           -------------      -----------------

Capital share transactions
      Anti-dilutive effect of Share
      Repurchase Program                            0.05                      -

Net asset value, end of period             $       10.06      $           11.84
                                           =============      =================

Market Value, end of period                $        8.50      $            7.90
                                           =============      =================

Discount                                         -15.51%                 -33.28%


TOTAL RETURN - AT NAV (a)                        -15.03%                 -22.88%

TOTAL RETURN - AT MARKET (a)                       7.59%                 -14.22%


RATIOS AND SUPPLEMENTAL DATA:

Net assets, end of period
  (in thousands)                           $     163,934      $         195,386

Ratios to average net assets:

     Expenses (b)                                   5.43%                  3.02%

     Net investment loss (b)                       -4.26%                 -1.37%

(a) Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge. Total return for periods of less than one year is not annualized.

(b) Annualized.

   The accompanying notes are an integral part of these financial statements
                    meVC DRAPER FISHER JURVETSON FUND I, INC.
                             SCHEDULE OF INVESTMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)


                                                                       Date of
                                                                       Initial
     Description                                  Shares/Principal    Investment          Cost              Fair Value
-----------------------------------------------------------------------------------------------------------------------------------

PREFERRED/COMMON STOCKS-17.73% (a, b, d, g) (NOTE 2,3,4,6)

  Actelis Networks, Inc. Series C                     1,506,025        May 2001     $     5,000,003          $   1,500,000

 *AuctionWatch.com, Inc., Common Stock (c)               10,476       June 2000           5,500,000                      -

 *AuctionWatch.com, Inc., Series A (c)                6,443,188       Jan. 2002           1,134,001              1,134,001

 *Blue Star Solutions, Inc.:

       Common Stock                                      49,474       May 2000            3,999,999                      -
       Series C Preferred                                74,211       May 2000            5,999,999                      -
       Series C Warrants, expire 5/26/03                136,054       May 2000                    -                      -

 *BlueStar Solutions Inc., Series D                   4,545,455       Feb. 2002           3,000,000              1,500,000

 *CBCA, Inc., Series E                                5,729,562       Apr. 2002          11,999,990              8,000,000

  Cidera, Inc., Series D (e)                            857,192       Aug. 2002           3,750,001                      -

  DataPlay, Inc., Series D (e)                        2,500,000       June 2001           7,500,000                      -

 *Endymion Systems, Inc., Series A                    7,156,760       June 2000           7,000,000              1,000,000

 *FOLIOfn, Inc., Series C                             5,802,259       June 2000          15,000,000               2,000,000

  Ishoni Networks, Inc., Series C                     2,003,607       Nov. 2000          10,000,003                       -

  Lumeta Corporation, Series A                          384,615       Oct. 2000             250,000                 250,000

  Lumeta Corporation, Series B                          266,846       June 2002             156,489                 156,489

  MainStream Data, Series D                              85,719       Aug. 2002           3,750,001                 499,999

 *Pagoo, Inc., Series A-1                             1,956,026       July 2000          11,569,939                 150,000

 *Phosistor Technologies, Inc., Series B              6,666,667       Jan. 2002           1,000,000                       -

 *ProcessClaims, Inc., Series C                       6,250,000       June 2001           2,000,000               2,000,000

 *ProcessClaims, Inc., Series D                         849,257        May 2002             400,000                 400,000

 *ProcessClaims, Inc.
       Series E warrants, expire 12/31/05               873,362        May 2002                  20                       -

 *SafeStone Technologies PLC, Series A                1,714,455       Dec. 2000           3,515,403                       -

 *SafeStone Technologies PLC, Series B                  391,923       July 2002             500,000                 250,000

  ShopEaze Systems, Inc., Series B (f)                2,097,902        May 2000           6,000,000                       -

 *Sonexis, Inc., Series C                             2,590,674       June 2000          10,000,000               2,000,000

 *Sygate Technologies, Inc., Series D                 9,756,098       Oct. 2002           4,000,000               4,000,000


                              The accompanying notes are an integral part of these financial statements


                    meVC DRAPER FISHER JURVETSON FUND I, INC.
                             SCHEDULE OF INVESTMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)


                                                                       Date of
                                                                       Initial
     Description                                  Shares/Principal    Investment          Cost                  Fair Value
-----------------------------------------------------------------------------------------------------------------------------------

 *Yaga, Inc., Series A                            $   4,000,000       Nov. 2000     $       300,000          $           -

 *Yaga, Inc.:

       Series B                                       1,000,000       June 2001           2,000,000                230,000
       Series B Warrants, expire 06/08/04               100,000       June 2001                   -                      -

 *0-In Design Automation, Inc., Series E              2,239,291       Nov. 2001           4,000,001              4,000,001
                                                                                    ---------------         --------------

TOTAL PREFERRED/COMMON STOCKS                                                           129,325,848             29,070,490
                                                                                    ---------------         --------------

DEBT INSTRUMENTS-9.43% (a, b)

  Arcot Systems, Inc. (i)
       10.0000%, 12/31/2005                           5,050,000       Dec. 2002           5,001,293              2,500,000

  BS Management Limited (g)(h)
       12.0000%, 03/17/2003                           3,000,000       Dec. 2002           3,000,000              3,000,000

  Intergral Development Corporation (i)
       10.0000%, 12/31/2005                           5,050,000       Dec. 2002           5,001,293              5,001,293

  Synhrgy HR Technologies
       12.0000%, 12/23/2005                           5,000,000       Dec. 2002           4,951,384              4,951,384

  Synhrgy HR Technologies, Series B-1 Warrant            43,750       Dec. 2002                   -                      -
                                                                                   ----------------         --------------

TOTAL DEBT INSTRUMENTS                                                                   17,953,970             15,452,677
                                                                                   ----------------         --------------


SUBORDINATED NOTES-1.11% (a, b)

  infoUSA, Inc.
        6.000%, 09/29/2003                            1,827,475       Dec. 2001           1,827,474              1,827,475

  DataPlay, Inc. (e)
       6.000%, 05/15/2005                             2,000,000        May 2002           2,000,000                      -

  DataPlay, Inc. (e)
       6.000%, 06/17/2005                               500,000       June 2002             500,000                      -

  DataPlay, Inc. (e)
       6.000%, 09/24/2005                               200,000      Sept. 2002             200,000                      -

  DataPlay, Inc. (e)
       6.000%, 08/16/2005                               200,000       Aug. 2002             200,000                      -

  DataPlay, Inc. (e)
       6.000%, 08/26/2005                               400,000       Aug. 2002             400,000                      -

  DataPlay, Inc. (e)
       6.000%, 09/03/2005                               200,000      Sept. 2002             200,000                      -

  DataPlay, Inc. (e)
       6.000%, 06/27/2005                             1,000,000       June 2002           1,000,000                      -
                                                                                   ----------------         --------------

TOTAL SUBORDINATED NOTES                                                                  6,327,474              1,827,475
                                                                                   ----------------         --------------

                              The accompanying notes are an integral part of these financial statements

                                        7
                    meVC DRAPER FISHER JURVETSON FUND I, INC.
                             SCHEDULE OF INVESTMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

                                                                       Date of
                                                                       Initial
     Description                                  Shares/Principal    Investment          Cost               Market Value
-----------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM SECURITIES-12.13% (b)

  U.S. GOVERNMENT & AGENCY SECURITIES-5.43% (b)

       Fannie Mae Discount Note
            1.2700%, 02/07/2003                       3,900,000       Dec. 2002     $     3,899,174       $      3,899,174

       Federal Home Loan Mortgage Discount Note
            1.2200%, 02/11/2003                       5,000,000       Jan. 2003           4,998,305              4,998,305
                                                                                   ----------------         --------------

  TOTAL U.S. GOVERNMENT & AGENCY SECURITIES                                               8,897,479              8,897,479
                                                                                   ----------------         --------------

  COMMERCIAL PAPER-6.71% (b)

       Duetsche Bank
            1.530%, 02/05/2003                        7,000,000       Oct. 2002           7,000,004              7,000,004

       NBNZ Intl.
            1.3200%, 03/05/2003                       4,000,000       Dec. 2002           3,995,307              3,995,307
                                                                                   ----------------         --------------

  TOTAL COMMERICAL PAPER                                                                 10,995,311             10,995,311
                                                                                   ----------------         --------------

TOTAL SHORT-TERM SECURITIES                                                              19,892,790             19,892,790
                                                                                   ----------------         --------------

CASH AND CASH EQUIVALENTS-60.15% (b)

  COMMERICAL PAPER-60.05% (b)

       ABN Amro N.A.
            1.2410%, 02/28/2003                       3,300,000       Jan. 2003           3,296,931              3,296,931

       ABN Amro N.A.
            1.2520%, 03/18/2003                       1,700,000       Jan. 2003           1,697,344              1,697,344

       AIG Funding
            1.2500%, 02/12/2003                       5,800,000       Jan. 2003           5,797,785              5,797,785

       ANZ Delaware, Inc.
            1.2500%, 02/12/2003                       1,600,000       Jan. 2003           1,599,063              1,599,063

       Abbey National
            1.2700%, 02/03/2003                       5,800,000       Jan. 2003           5,799,591              5,799,591

       Air Liquide
            1.2700%, 02/06/2003                       5,800,000       Jan. 2003           5,798,977              5,798,977

       CBA Del Fin, Inc.
            1.2650%, 02/06/2003                       5,800,000       Jan. 2003           5,798,166              5,798,166

       CDC Commerical
            1.2600%, 02/20/2003                       5,800,000       Jan. 2003           5,796,143              5,796,143

       Citicorp
            1.2300%, 02/25/2003                       2,000,000       Jan. 2003           1,998,360              1,998,360

       Danske Corp.
            1.2700%, 02/05/2003                       5,800,000       Jan. 2003           5,799,181              5,799,181

       Fortis Funding
            1.2400%, 03/06/2003                       5,100,000       Jan. 2003           5,094,203              5,094,203

       General Electric Capital Corp.
            1.2700%, 02/11/2003                       5,800,000       Jan. 2003           5,797,954              5,797,954

                              The accompanying notes are an integral part of these financial statements

                    meVC DRAPER FISHER JURVETSON FUND I, INC.
                             SCHEDULE OF INVESTMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

                                                                       Date of
                                                                       Initial
     Description                                  Shares/Principal    Investment          Cost            Fair Value/Market Value
-----------------------------------------------------------------------------------------------------------------------------------
       Glaxosmith
            1.2400%, 02/24/2003                       5,000,000       Jan. 2003     $     4,996,039         $    4,996,039

       HBOS Treas Svcs.
            1.2600%, 02/04/2003                       2,800,000       Jan. 2003           2,799,706              2,799,706

       HBOS Treas Svcs.
            1.2500%, 03/07/2003                       2,000,000       Jan. 2003           1,997,639              1,997,639

       NBNZ Intl.
            1.2700%, 02/12/2003                       1,900,000       Jan. 2003           1,899,263              1,899,263

       Nestle Capital
            1.2300%, 02/19/2003                       4,000,000       Jan. 2003           3,997,540              3,997,540

       Novartis Financial
            1.2500%, 02/06/2003                       5,800,000       Jan. 2003           5,798,993              5,798,993

       Paccar Financial
            1.2400%, 02/07/2003                       5,500,000       Jan. 2003           5,498,863              5,498,863

       SBC Communications
            1.2600%, 02/21/2003                       5,800,000       Jan. 2003           5,795,940              5,795,940

       UBS Fin. Inc.
            1.3200%, 02/18/2003                       5,600,000       Jan. 2003           5,596,597              5,596,597

       WestPac
            1.2500%, 03/25/2003                       5,800,000       Jan. 2003           5,789,528              5,789,528
                                                                                   ----------------         --------------

  TOTAL COMMERICAL PAPER                                                                 98,443,806             98,443,806
                                                                                   ----------------         --------------
  MONEY MARKET FUNDS-0.10% (b)

  First American Prime Obligations Fund                 160,523       Nov. 2002             160,523                160,523

TOTAL CASH AND CASH EQUIVALENTS                                                          98,604,329             98,604,329
                                                                                   ----------------         --------------

TOTAL INVESTMENTS-100.56% (b)                                                       $   272,104,411         $  164,847,761
                                                                                   ================         ==============

(a) These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b) Percentages are based on net assets of $163,934,044.

(c) As defined in the Investment Company Act of 1940, at January 31, 2003, the Fund was considered to have a controlling interest in
AuctionWatch, Inc.

(d) As defined in the Investment Company Act of 1940, all of the Fund's preferred and common stock and debt instrument investments are in eligible portfolio companies except SafeStone Technologies PLC and BS Management Limited. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(e) Company in bankruptcy/liquidation.

(f) Company in dissolution.

(g) Non-income producing assets.

(h) Subsequent to the end of the fiscal quarter, maturity date extended to September 30, 2003.

(i) Also received warrants to purchase a number of shares of preferred stock to be determined upon exercise.

* Affiliated Issuers (Total Market Value of $26,683,962): companies in which the Fund owns at least 5% of the voting securities.

                              The accompanying notes are an integral part of these financial statements

                                        9

                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended October 31, 2002, as filed with the Securities and Exchange Commission on January 27, 2003 (File No. 814-00201). THE FINANCIAL INFORMATION CONTAINED IN THIS REPORT HAS NEITHER BEEN AUDITED NOR REVIEWED BY INDEPENDENT ACCOUNTANTS ON BEHALF OF THE FUND.

2.  CONCENTRATION OF MARKET RISK

     Financial instruments that subject the Fund to concentrations of market risk consist principally of preferred stocks, subordinated notes, and debt instruments, which represent approximately 28.27% of the Fund's net assets. As discussed in Note 3 and Note 4, investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Fund's fair value policies and procedures. The Fund's investment strategy represents a high degree of business and financial risk due to the fact that the investments include entities with little operating history or entities that possess operations in new or developing industries. These investments are subject to restrictions on resale because they were acquired from the issuer in private placement transactions.

3. PORTFOLIO INVESTMENTS

     During the quarter ended January 31, 2003, the Fund invested a total of approximately $19.95 million in new and existing portfolio companies. Approximately $17.95 million was invested in four new companies: BS Management Limited, Synhrgy HR Technologies, Inc., Integral Development Corporation, and Arcot Systems, Inc. Approximately $2.0 million was invested in two follow-on investments in CBCA, Inc. The Fund also had one portfolio company exit event with proceeds totaling approximately $33,000 and a realized loss totaling approximately $178,000 from the final disbursement of assets from EXP, and had one return of capital of approximately $25,000 from MediaPrise, Inc.

     In connection with the Fund's $5.05 million Credit Facility with Arcot Systems, Inc., the Fund also received warrants to purchase shares of Series E Convertible Preferred Stock of Arcot Systems, Inc., equal to 3% of the outstanding common stock on a fully diluted basis, at an exercise price of approximately $0.97 per share, as adjusted. The warrants expire on December 31, 2009.

     In connection with the Fund's $5.05 million Credit Facility with Integral Development Corporation, the Fund also received warrants to purchase shares of Series C Convertible Preferred Stock of Integral Development Corporation (or a future round of Preferred Stock), equal to the number obtained by multiplying the outstanding common stock by 0.030928, at an exercise price equal to the price per share at which the Integral issues its next Preferred Stock, or if a future financing does not occur before June 29, 2003, at an exercise price equal to $0.70 per share. The warrants expire on December 31, 2009.

     As further discussed in Note 6 below, a new Board of Directors was elected at the Annual Meeting of Stockholders held on February 28, 2003. As a result, the composition of the Valuation Committee changed, with the new Board electing new members to serve on this committee (the "New Valuation Committee"). For the quarter ended January 31, 2003, the New Valuation Committee of the Board of Directors marked down the value of the Fund's investments in Actelis Networks, Inc., Arcot Systems, Inc., BlueStar Solutions, Inc., CBCA, Inc., Endymion Systems, Inc., FOLIOFN, Inc., Ishoni Networks, Inc., Lumeta Corporation, Pagoo, Inc., Phosistor Technologies, Inc., ProcessClaims, Inc., SafeStone Technologies PLC, Sonexis, Inc., Yaga, Inc., and DataPlay Inc., and wrote-off all of the accrued interest from the DataPlay Promissory Notes. At October 31, 2002, the fair value of all portfolio investments was $54.2 million with a cost of $133.9 million and at January 31, 2003 the fair value of the portfolio investments was $46.4 million with a cost of $153.6 million.

4. COMMITMENTS AND CONTINGENCIES

     The Fund occupies its office space pursuant to an operating lease, which is scheduled to expire on October 31, 2005. Future payments under this lease total $820,875, with annual minimum payments of $298,500. The Fund is attempting to either buy-out this lease or sub-lease its existing office space, but there can be no assurances such efforts will be successful, nor can the Fund accurately predict the terms of any such transaction.

     At January 31, 2003 and October 31, 2002, all of the Fund's investments in preferred and common stocks totaling $29.1 million (17.7% of net assets) and $50.1 million (25.6% of net assets), respectively, investments in debt instruments totaling $15.5 million (9.4% of net assets) and $0.0, respectively, and investments in subordinated notes totaling $1.8 million (1.1% of net assets) and $4.1 million (2.1% of net assets), respectively, have been carried at fair value as determined by the valuation committee of the Board of Directors, due to the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, these values may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

5. CERTAIN REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

     During the quarter ended January 31, 2003, the Fund repurchased 203,200 of its shares at an average price of approximately $8.12. Subsequent to January 31, 2003, the Fund repurchased 144,200 of its shares at an average price of approximately $8.50. The Fund ceased repurchasing shares after the new Board of Directors was elected on February 28, 2003. The Fund's repurchase of shares was conducted according to a written plan for the purpose of satisfying the provisions set forth in Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934 (the "Exchange Act").

6. SUBSEQUENT EVENTS

     On February 5, 2003, the Fund entered into an investment of $2,005,000 in the form of a Credit Facility with Determine Software, Inc. ("Determine") maturing on January 31, 2006. The transaction earns a floating rate of interest at prime plus 5% per annum with a floor at 12% per annum on the outstanding balance. The Fund also received warrants to purchase a future round of convertible preferred stock. Determine is based in San Francisco, California.

     On February 7, 2003, the Fund acquired various assets from Sand Hill Capital Holdings, Inc. for the Fund's operations, including but not limited to, furniture and systems hardware and software. The assets were purchased for $24,000.

     On February 13, 2003, the Fund entered into new Directors & Officers/Professional Liability Insurance policies with a cost of approximately $1.4 million. The cost will be reflected in subsequent quarters' expense accruals, over the life of the policy, through February 2004.

     The Fund's Annual Meeting of Shareholders was held on February 28, 2003 for the following purposes: (i) to elect two directors to serve for the remainder of the term to expire at the Annual Meeting of Stockholders to be held in 2004 ("Proposal 1"); (ii) to elect two directors to serve for the remainder of the term to expire at the Annual Meeting of Stockholders to be held in 2005 ("Proposal 2"); (iii) to elect three directors to serve until the Annual Meeting of Stockholders to be held in 2006 ("Proposal 3"); (iv) to consider a stockholder proposal that the Fund's By-laws be amended to permit any stockholder owning at least five percent of the outstanding common stock of the Fund to demand that the Fund's Chairman, Vice Chairman, Chief Executive Officer, or President call a special meeting of stockholders ("Proposal 4"); and (v) to consider a stockholder proposal that the Board of Directors conduct a tender offer for 25 percent of the outstanding shares of the Fund at an amount equal to 95 percent of the Fund's net asset value in any year that the Fund's discount averages over 10 percent ("Proposal 5").

     Of the 16,161,900 shares outstanding and entitled to vote, 9,943,539 were represented at the meeting by proxy or in person.

     Under  Proposals 1, 2 and 3 the  shareholders  elected seven new directors:
Gerald Hellerman (1), Robert C. Knapp (1), Bruce W. Shewmaker (2), George Karpus
(2), Emilio Dominianni (3), Robert S. Everett (3), and Terry Feeney (3). All members of the Board are not "interested persons" of the Fund ("Independent Directors"), within the meaning of the Investment Company Act of 1940, as amended (the "1940 Act"). Proposals 4 and 5 were approved by shareholders but are advisory and not binding on the Fund.

     Although the former Board of Directors acknowledged, by press release, that the new directors appeared to have won, and they had seen the proxies demonstrating that the new directors had won, they declined to transfer control over the Fund until formal certification of the vote by the inspector of election on March 6, 2003. On that date, John Grillos, Chief Executive Officer of the Fund, was officially terminated by the new Board of Directors.

     On March 3, 2003, after the Annual Meeting, but prior to the transfer of control by the former Board to the new Board, a former officer and director of the Fund signed a document which purported to extend the maturity date of the loan to BS Management from March 2003 to September 2003 and to modify other terms of the loan which could result in the impairment of the Fund's rights as a lender. The original March 2003 maturity date passed without payment to the Fund of any principal or interest on the loan. The Fund believes that BS Management is a shell corporation without material assets apart from its interest in the loan and its proceeds. The Fund believes that approximately $2.8 million of the loan remains unspent in an account at an Ireland law firm which advised the Fund in the BS Management transaction. The new Board is taking steps intended to recover the unspent proceeds of the loan. No assurance can be given as to whether or when the Fund will be able to recover all or any part of this money.

     On March 5, 2003, the Fund received early repayment of the INFOUSA, Inc. promissory note and proceeds of $1,845,445 representing full repayment of the note and outstanding accrued interest.

     On March 6, 2003, Michael Stewart, acting Chief Financial Officer of the Fund, and Nino Marakovic, Secretary of the Fund, resigned as officers of the Fund.

     On March 6, 2003, the Board appointed director nominee Robert S. Everett to the CEO post on an interim basis. In connection with his appointment, Mr. Everett decided not to serve as a director of the Fund.

     On April 2, 2003, the portfolio company Auctionwatch changed its name to Vendio Services, Inc.

     On April 8, 2003, the New Valuation Committee marked down the Fund's investment in BS Management by $1.5 million to $1.5 million.

     On  April  16,  2003,   PricewaterhouseCoopers   ("PwC")  resigned  as  the
independent accountant of the Fund. The Fund is in the process of engaging new independent accountants.

     During the fiscal quarter ended April 30, 2003, and at the direction of the new Board of Directors, the Fund has subsequently accrued $2,170,347 to reimburse the legal and proxy solicitation fees of two major shareholders, Millenco, L.P. and Karpus Investment Management, including their costs of obtaining judgment against the Fund in the Delaware Chancery Court and costs associated with the proxy process and the election of the new Board of Directors. Additionally, a review is being made of the Fund's insurance policies to determine what amounts, if any, may be recoverable by the Fund.

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

Selected Financial Data
-----------------------

     The following table sets forth, for the periods indicated selected financial data:

----------------------------------            ----------------- ---------------
STATEMENT OF OPERATIONS DATA:                 QUARTER ENDED     QUARTER ENDED
                                              JANUARY 31, 2003  JANUARY 31, 2002

Total investment income                       $   566,055       $ 1,103,011
Total operating expenses                      $ 2,620,970       $ 1,595,699
Net investment loss                           $(2,054,915)      $  (492,688)
Net realized loss on investment transactions  $  (152,845)      $(3,331,053)
Net unrealized depreciation on investments    $(27,584,209)     $(17,933,494)

BALANCE SHEET DATA:                           QUARTER ENDED     YEAR ENDED
                                              JANUARY 31, 2003  OCTOBER 31, 2002

Total assets                                  $165,750,298      $196,511,000
Total liabilities                             $  1,816,254      $  1,124,523
Total Shareholders Equity                     $163,934,044      $195,386,477
Net asset value per share                     $   10.06         $   11.84


Overview
--------

     The Fund is a non-diversified investment company that is regulated as a business development company under the 1940 Act. The Fund provides equity and debt financing to privately held companies which historically have consisted primarily of information technology companies. The primary investment objective is to achieve long-term capital appreciation in the value of its investments.

     Historically the Fund's investing activities have focused on private equity securities. Generally, private equity investments are structured as convertible preferred stock. Generally, portfolio companies do not pay dividends and consequently current income has not been a significant part of the equity portfolio. Private equity investments typically range up to $10.0 million and the Fund's goal had been for these investments to achieve liquidity within three to five years. Typically a cash return on the investment is not received until a liquidity event, i.e. such as a public offering or merger, occurs. On September 30, 2002 the Fund announced a new strategy of investing its capital in debt securities by providing debt financing to late stage venture capital backed information technology companies. As noted in footnote 6, on February 28, 2003 a new Board of Directors to the Fund was elected. The new Board is currently assessing the Fund's investment strategy going forward.

Investment Income
-----------------

     Dividend and interest income for the quarters ended January 31, 2003 and 2002 were $566,000 and $1.1 million, respectively. The reduction in dividend and interest income during the quarter ended January 31, 2003 was primarily the result of the reduction of the Fund's cash due to investments in portfolio securities, and due to the Fund's substantial payments for legal, consulting and public relations expenses in support of the prior Board's unsuccessful litigation and proxy solicitation efforts.

Operating Expenses
------------------

     Operating expenses for the quarters ended January 31, 2003 and 2002 were $2.6 million and $1.6 million, respectively.

     From inception through June 19, 2002, the Fund operated under an advisory agreement with meVC Advisers, Inc. (the "Former Adviser"). The Fund was charged a management fee by the Former Adviser at an annual rate of 2.5% of the weekly net assets of the Fund. The Former Adviser agreed to pay all Fund expenses above and beyond the 2.5% paid to the Former Adviser by the Fund. The Former Adviser resigned without notice on June 19, 2002 whereupon the Board of Directors for the Fund voted to internalize all management and administrative functions of the Fund. Consequently, since June 19, 2002, the Fund has directly paid all of its own operating expenses in addition to legal fees and proxy solicitation expenses of incumbent directors.

     Subsequent to the resignation of meVC Advisers, the Fund determined that meVC Advisers had not paid certain vendors for services performed on behalf of the Fund, which meVC Advisers had agreed to pay. On August 30, 2002, the Fund paid or accrued $463,535 in expenses to pay those vendors, which resulted in a $0.028 decrease in net asset value per share. The Fund is considering legal actions that it may take against meVC Advisers to recover these expenses and is reviewing what reimbursements, if any, may be sought from the Fund's insurance carriers.

     Significant components of operating expenses for the quarter ended January 31, 2003 include legal fees of $1,098,970, salaries and benefits of $835,334, facilities fees of $232,206, printing and postage fees of $140,269, consulting and public relation fees of $90,410, directors' fees of $86,369 and audit fees of $42,017. A significant portion of the Fund's legal and consulting and public relations costs were associated with the Court of Chancery, New Castle County, Delaware proceedings (Millenco LP vs. the Fund) and resultant contested proxy.

Realized Gain and Loss on Portfolio Securities
----------------------------------------------

     For the quarter ended January 31, 2003, the Fund had a net realized loss of $153,000. Such loss was realized mainly from the disbursement of assets from EXP Systems, Inc. to its preferred shareholders.

     For the quarter ended January 31, 2002, the Fund had a net realized loss of $3.3 million. Such loss was realized mainly from the transaction involving the assets of INFOUSA.com, Inc. being acquired by INFOUSA, Inc., the parent company of INFOUSA.com, Inc. In return, the Fund received proceeds of $6.7 million on its original investment of approximately $10.0 million, resulting in a realized loss of $3.3 million for the Fund.

Unrealized Appreciation and Depreciation of Portfolio Securities
----------------------------------------------------------------

     During the quarter ended January 31, 2003, the Fund had a net increase in unrealized depreciation on investment transactions of $27.6 million. Such depreciation resulted mainly from the New Valuation Committee's decision to mark down the fair value of the Fund's investments in Actelis Networks, Inc., Arcot Systems, Inc., BlueStar Solutions, Inc., CBCA, Inc., Endymion Systems, Inc., FOLIOFN, Inc., Ishoni Networks, Inc., Lumeta Corporation, Pagoo, Inc., Phosistor Technologies, Inc., ProcessClaims, Inc. DataPlay, Inc., SafeStone Technologies PLC, Sonexis, Inc. and Yaga, Inc. The New Valuation Committee decided to write down the carrying value of the investments for a variety of reasons including, but not limited to, portfolio company performance, prospects of a particular sector, data on purchases or sales of similar interests of the portfolio company, cash consumption, cash on-hand, valuation comparables, the likelihood of a company being able to attract further financing, a third party valuation event and limited liquidity options.

     For the quarter ended January 31, 2003, the increase in the Fund's accumulated deficit was $29.8 million and the total accumulated deficit since inception is $146.1 million; the accumulated deficit is due primarily to the Fund's mark down of the valuations of certain portfolio company investments, as private companies experienced a decline in valuations for reasons similar to that of public companies. Management expects the unrealized losses of the Fund's investments in ShopEaze Systems, Inc. to be realized as soon as dissolution papers are completed and signed by the company's respective inside investors.

     For the quarter ended January 31, 2002, the Fund had a net increase in unrealized depreciation of $18.0 million. Such depreciation also resulted mainly from the Fund's mark down of the value of the Fund's investments in certain portfolio companies. During the quarter ended January 31, 2002, the increase in the Fund's accumulated deficit was $22.5 million and the total accumulated deficit since inception was $79.7 million. Such deficit also resulted mainly from the mark down of the value of the Fund's investments in certain portfolio companies.

Portfolio Investments
---------------------

     At January 31, 2003, the cost of equity investments held by the Fund to date was $129.3 million, and their aggregate fair value was $29.1 million. In addition the Fund held subordinated notes in portfolio companies with a cost of $6.3 million and aggregate fair value of $1.8 million. Also, the fund held debt instruments with a cost of $18.0 million and an aggregate fair value of $15.4 million. Management continues to evaluate opportunities for its current portfolio companies to realize value for the Fund and its stockholders.

     At January 31, 2003, the Fund had active investments in the following portfolio companies:

  0-IN DESIGN AUTOMATION, INC.

     0-In Design Automation, Inc. ("0-In"), San Jose, California, is an electronic design automation (EDA) company providing functional verification products that help verify multi-million gate application specific integrated circuit (ASIC) and system-on-chip (SOC) chip designs.

     At October 31, 2002 and January 31, 2003, the Fund's investment in 0-In consisted of 2,239,291 shares of Series E Preferred Stock at a cost of approximately $4.0 million. At both October 31, 2002 and January 31, 2003, the investment had been assigned a fair value of approximately $4.0 million, or approximately $1.79 per share.

     Mr. Gerhard, a director of the Fund through January 16, 2003, when he resigned, served as a director of 0-In through March 8, 2003.

  ACTELIS NETWORKS, INC.

     Actelis  Networks,   Inc.   ("Actelis"),   Fremont,   California,   enables
telecommunications   carriers  and  service  providers  to  deliver  high-speed, high-quality broadband services over the existing copper wire infrastructure.

     At October 31, 2002, the Fund's investment in Actelis consisted of 1,506,025 shares of Series C Preferred Stock at a cost of approximately $5.0 million. The investment was assigned a fair value of approximately $2.5 million, or approximately $1.66 per share, at this date.

     The New Valuation Committee marked down the carrying value of the Fund's investment in Actelis, as of January 31, 2003, by writing down the investment by $1.0 million to $1.5 million.

     At January 31, 2003, the Fund's investment in Actelis consisted of 1,506,025 shares of Series C Preferred Stock at a cost of approximately $5.0 million. The investment has been assigned a fair value of $1.5 million, or approximately $1.00 per share.

  ARCOT SYSTEMS, INC.

     Arcot Systems, Inc. ("Arcot"), Santa Clara, California, develops solutions to address the challenges of securing e-business applications in Internet-scale and transactional environments.

     On December 30, 2002, the Fund entered into an investment of approximately $5.0 million in the form of a Credit Facility with Arcot maturing on December 31, 2005. The note earns a floating rate of interest at prime plus 5% per annum with a floor at 10% per annum and a ceiling at 12% per annum on the outstanding balance of the note. In connection with the Fund's $5.05 million Credit Facility with Arcot Systems, Inc., the Fund also received warrants to purchase shares of Series E Convertible Preferred Stock of Arcot Systems, Inc., equal to 3% of the outstanding common stock on a fully diluted basis, at an exercise price of $0.9660 per share, as adjusted. The warrants expire on December 31, 2009.

     The New Valuation Committee marked down the carrying value of the Fund's investments in Arcot, as of January 31, 2003, by writing down the investment by $2.5 million to $2.5 million.

     At January 31, 2003, the Fund's investment in Arcot consisted of an outstanding balance on the loan of $5.05 million with a cost of approximately $5.0 million. The investment has been assigned a fair value of $2.5 million.

  AUCTIONWATCH.COM, INC.

     AuctionWatch.com, Inc. ("AuctionWatch"), San Bruno, California, enables small businesses and entrepreneurs to build Internet sales channels by providing software solutions to help these merchants efficiently market, sell and distribute their products.

     At October 31, 2002 and January 31, 2003, the Fund's investments in AuctionWatch consisted of 10,476 shares of Common Stock and 6,443,188 shares of Series A Preferred Stock at a cost of approximately $6.6 million. At both October 31, 2002 and January 31, 2003, the investments had been assigned a fair value of approximately $1.1 million, or $0.00 per share for the Common Stock and approximately $0.18 per share for the Series A Preferred Stock, respectively.

     Nino Marakovic, an employee of the Fund, serves as a director of AuctionWatch.

  BLUESTAR SOLUTIONS, INC.

     BlueStar Solutions, Inc. ("BlueStar"), Cupertino, California, is a provider of enterprise applications outsourcing services. BlueStar delivers complete end-to-end services for managing SAP applications.

     At October 31, 2002, the Fund's investments in BlueStar consisted of 74,211 shares of Series C Preferred Stock, 4,545,455 shares of Series D Preferred Stock, 49,474 shares of Common Stock, and 136,054 warrants to purchase 136,054 shares of Series C Preferred Stock with a combined cost of approximately $13.0 million. The investments were assigned a fair value of $4.5 million, or approximately $20.21 per share of the Series C Preferred Stock, approximately $0.66 per share of the Series D Preferred Stock, $0.00 per share of the Common Stock, and $0.00 per warrant.

     The New Valuation Committee marked down the carrying value of the Fund's investments in BlueStar, as of January 31, 2003, by writing down the Series C Preferred Stock by $1.5 million to $0.0 and by writing down the Series D Preferred Stock by $1.5 million to $1.5 million.

     At January 31, 2003, the Fund's investments in BlueStar consisted of 74,211 shares of Series C Preferred Stock, 4,545,455 shares of Series D Preferred Stock, 49,474 shares of Common Stock, and 136,054 warrants to purchase 136,054 shares of Series C Preferred Stock with a combined cost of approximately $13.0 million. The investments have been assigned a fair value of $1.5 million, or $0.00 per share of the Series C Preferred Stock, approximately $0.33 per share of the Series D Preferred Stock, $0.00 per share of the Common Stock, and $0.00 per warrant.

  BS MANAGEMENT

     On December 18, 2002, the Fund entered into an investment of $3.0 million in the form of a Loan Agreement with BS Management maturing on March 17, 2003. BS Management is based in the Isle of Man.

     At January 31, 2003, the Fund's investment in BS Management has been assigned a fair value of $3.0 million.

     On March 3, 2003, prior to the transfer of control to the new Board but after the Annual Meeting of Stockholders, the maturity date of the Loan Agreement was extended to September 30, 2003.

     In the fiscal quarter ended April 30, 2003, the New Valuation Committee wrote down the value of BS Management by approximately $1.5 million to $1.5 million.

  CBCA, INC.

     CBCA, Inc. ("CBCA"), Oakland, California, has developed an automated health benefit claims processing and payment system that includes full website functionality.

     At October 31, 2002, the Fund's investment in CBCA consisted of 4,774,636 shares of Series E Preferred Stock with a cost of approximately $10.0 million. The investment was assigned a fair value of approximately $10.0 million, or approximately $2.09 per share.

     On December 20, 2002, the Fund entered into a follow-on investment of $1.0 million in CBCA, consisting of 477,463 shares of Series E Preferred Stock at approximately $2.09 per share.

     On December 31, 2002, the Fund entered into a follow-on investment of $1.0 million in CBCA, consisting of 477,463 shares of Series E Preferred Stock at approximately $2.09 per share.

     The New Valuation Committee marked down the carrying value of the Fund's investments in CBCA, as of January 31, 2003, by writing down the Series E Preferred Stock by $4.0 million to $8.0 million.

     At January 31, 2003, the Fund's investment in CBCA consisted of 5,729,562 shares of Series E Preferred Stock with a cost of approximately $12.0 million. The investment has been assigned a fair value of $8.0 million, or approximately $1.40 per share.

     John Grillos, the former Chief Executive Officer of the Fund, served as a director of CBCA and resigned his directorship on March 6, 2003.

  CIDERA, INC./MAINSTREAM DATA, INC.

     Cidera, Inc. ("Cidera"), Laurel, Maryland, provides satellite-based delivery of broadband content directly to Internet access points closest to the end users. Mainstream Data, Inc. ("Mainstream"), Salt Lake City, Utah, builds and operates satellite, Internet, and wireless broadcast networks for the world's largest information companies. Mainstream Data networks deliver text news, streaming stock quotations, and digital images to subscribers around the world. Mainstream is a spin out from Cidera. At October 31, 2002, the Fund's investment in Cidera consisted of 857,192 shares of Series D Preferred Stock with a cost of approximately $7.5 million. The investment was assigned a fair value of approximately $500,000, or approximately $0.58 per share.

     At January 31, 2003, the Fund's investment in Cidera consisted of 857,192 shares of Series D Preferred Stock with a cost of approximately $3.75 million. The investment has been assigned a fair value of $0.0, or $0.00 per share.

     At January 31, 2003, the Fund's investment in Mainstream consisted of 85,719 shares of Series D Preferred Stock with a cost of approximately $3.75 million. The investment has been assigned a fair value of approximately $500,000, or approximately $5.83 per share.

  DATAPLAY, INC.

     DataPlay, Inc. ("DataPlay"), Boulder, Colorado, developed new ways of enabling consumers to record and play digital content.

     At October 31, 2002, the Fund's total investment in DataPlay, with a cost basis of $12.0 million, consisted of 2,500,000 shares of Series D Preferred Stock and seven promissory notes with a combined cost of $4.5 million. The investment had been assigned a fair value of approximately $2.25 million, comprising $0.00 per share for the Series D Preferred Stock and 50% of the face value of the promissory notes.

     On November 20, 2002, DataPlay filed for bankruptcy under Chapter 11 of the U.S. Code.

     On January 15, 2003, the Valuation Committee marked down the remaining value of the Fund's investment in all of the Promissory Notes issued by DataPlay by $2.25 million and wrote off all of the accrued interest from the Notes.

     At January 31, 2003, the Fund's total investment in DataPlay consisted of 2,500,000 shares of Series D Preferred Stock with a cost basis of $12.0 million and seven promissory notes with a combined cost of $4.5 million. The investment has been assigned a fair value of $0.0.

  ENDYMION SYSTEMS, INC.

     Endymion Systems, Inc. ("Endymion "), Oakland, California, is a single source supplier for strategic, web-enabled, end-to-end business solutions that help its customers leverage Internet technologies to drive growth and increase productivity.

     At October 31, 2002, the Fund's investment in Endymion consisted of 7,156,760 shares of Series A Preferred Stock with a cost of approximately $7.0 million. The investment was assigned a fair value of $2.0 million, or approximately $0.28 per share.

     The New Valuation Committee marked down the carrying value of the Fund's investments in Endymion, as of January 31, 2003, by writing down the Series A Preferred Stock by $1.0 million to $1.0 million.

     At January 31, 2003, the Fund's investment in Endymion consisted of 7,156,760 shares of Series A Preferred Stock with a cost of approximately $7.0 million. The investment has been assigned a fair value of $1.0 million, at approximately $0.14 per share.

  FOLIOFN, INC.

     FOLIOFN, Inc. ("FOLIOFN"), Vienna, Virginia, is a financial services technology company that delivers leading-edge investment solutions to financial services firms and investors.

     At October 31, 2002, the Fund's investment in FOLIOFN consisted of 5,802,259 shares of Series C Preferred Stock with a cost of $15.0 million. The investment was assigned a fair value of approximately $3.0 million, or approximately $0.52 per share.

     The New Valuation Committee marked down the carrying value of the Fund's investments in FOLIOFN, as of January 31, 2003, by writing down the Series C Preferred Stock by $1.0 million to $2.0 million.

     At January 31, 2003, the Fund's investment in FOLIOFN consisted of 5,802,259 shares of Series C Preferred Stock with a cost of $15.0 million. The investment has been assigned a fair value of $2.0 million, at approximately $0.34 per share.

     John Grillos, the former Chief Executive Officer of the Fund, served as a director of FolioFN and resigned his directorship on March 10, 2003.

  INFOUSA.COM, INC.

     On June 2, 2000,  the Fund  invested  $10.0  million in  INFOUSA.com,  Inc.
("INFOUSA.com"),   consisting  of  2,145,922  shares  of  Series  B  Convertible
Preferred Stock ("Series B Preferred Stock") at $4.66 per share.

     On September 28, 2001, the Old Valuation Committee marked down the valuation of the Fund's $10.0 million investment in the Series B Preferred Stock issue of INFOUSA.com by $3.25 million to $6.75 million.

     At October 31, 2001, the Fund's investment consisted of 2,145,922 shares of Series B Preferred Stock at a cost of approximately $10.0 million. The investment was assigned a fair value of $6.7 million, or approximately $3.15 per share.

     On December 29, 2001 the Fund agreed to the acquisition of the assets of INFOUSA.com by INFOUSA, Inc., the parent company of INFOUSA.com. In return, the Fund received proceeds of $6.7 million made up of $4.9 million in cash and $1.8 million in the form of a promissory note from INFOUSA, Inc. The Fund shall receive interest on the unpaid principal balance of the Note at the rate of 6% per annum, paid quarterly. The Note is due and payable on September 29, 2003. The entire transaction resulted in a realized loss of $3.3 million for the Fund.

     Subsequent to the end of the fiscal quarter, the Fund received early repayment of the promissory note and proceeds of $1,845,445 representing full repayment of the note and outstanding accrued interest.

  INTEGRAL DEVELOPMENT CORPORATION

     Integral Development Corporation ("Integral"), Mountain View, California, is a developer of technology which enables financial institutions to expand, integrate and automate their capital markets businesses and operations.

     On December 30, 2002, the Fund entered into an investment of approximately $5.0 million in the form of a Convertible Credit Facility with Integral maturing on December 31, 2005. The transaction earns a floating rate of interest at prime plus 5% per annum with a floor at 10% per annum and a ceiling at 12% per annum on the outstanding balance, prior to conversion. In connection with the Fund's $5.05 million Credit Facility with Integral Development Corporation, the Fund also received warrants to purchase shares of Series C Convertible Preferred Stock of Integral Development Corporation (or a future round of Preferred Stock), equal to the number obtained by multiplying the outstanding common stock by 0.030928, at an exercise price equal to the price per share at which the Integral issues its next Preferred Stock, or if a future financing does not occur before June 29, 2003, at an exercise price equal to $0.70 per share. The warrants expire on December 31, 2009.

     At January 31, 2003, the Fund's investment in Integral consisted of an outstanding balance on the loan of $5.05 million with a cost of approximately $5.0 million. The investment is being valued at approximately $5.0 million.

  ISHONI NETWORKS, INC.

     Ishoni Networks, Inc. ("Ishoni"), Santa Clara, California, is a developer of technology that allows customer premises equipment manufacturers and service providers to offer integrated voice, data and security services over a single broadband connection to residential and business customers.

     At October 31, 2002, the Fund's investment in Ishoni consisted of 2,003,607 shares of Series C Preferred Stock with a cost of approximately $10.0 million. The investment was assigned a fair value of $2.5 million, or approximately $1.25 per share.

     The New Valuation Committee marked down the carrying value of the Fund's investments in Ishoni, as of January 31, 2003, by writing down the Series C Preferred Stock by $2.5 million to $0.0.

     At January 31, 2003, the Fund's investment in Ishoni consisted of 2,003,607 shares of Series C Preferred Stock with a cost of approximately $10.0 million. The investment has been assigned a fair value of $0.0.

  LUMETA CORPORATION

     Lumeta Corporation ("Lumeta"), Somerset, New Jersey, is a developer of network management, security, and auditing solutions. The company provides businesses with a comprehensive analysis of their network security that reveals the vulnerabilities and inefficiencies of their corporate intranets.

     At October 31, 2002, the Fund's investment in Lumeta consisted of 384,615 shares of Series A Preferred Stock and 266,846 shares of Series B Preferred Stock with a cost of approximately $406,000. The investment was assigned a fair value of approximately $456,000, or approximately $0.70 per share for each the Series A and B Preferred Stock.

     The New Valuation Committee marked down the carrying value of the Fund's investments in Lumeta, as of January 31, 2003, by writing down the Series A Preferred Stock by $19,000 to its original cost of $250,000 and by writing down the Series B Preferred Stock from $187,000 to approximately $156,000.

     At January 31, 2003, the Fund's investment in Lumeta consisted of 384,615 shares of Series A Preferred Stock and 266,846 shares of Series B Preferred Stock with a combined cost of approximately $406,000. The investments have been assigned a fair value of approximately $406,000, or approximately $0.65 per share of Series A Preferred Stock and approximately $0.59 per share of Series B Preferred Stock.

  PAGOO, INC.

     Pagoo, Inc. ("Pagoo"), Lafayette, California, is a developer of Internet voice technologies offering Internet services direct to the consumer.

     At October 31, 2002, the Fund's investment in Pagoo consisted of 1,956,026 shares of Series A-1 Convertible Preferred Stock with a cost of approximately
$11.6 million. The investment was assigned a fair value of approximately $170,000, or approximately $0.09 per share.

     The New Valuation Committee marked down the carrying value of the Fund's investment in Pagoo, as of January 31, 2003, by writing down the Series A-1 Convertible Preferred Stock to $150,000.

     At January 31, 2003, the Fund's investment in Pagoo consisted of 1,956,026 shares of Series A-1 Convertible Preferred Stock with a cost of approximately $11.6 million. The investment has been assigned a fair value of $150,000, or approximately $0.08 per share.

     Nino Marakovic, an employee of the Fund, serves as a director of Pagoo.

  PHOSISTOR TECHNOLOGIES, INC.

     Phosistor Technologies, Inc. ("Phosistor"), Pleasanton, California, designs
and  develops  integrated   semiconductor  components  and  modules  for  global
telecommunications  and data communications  networks.

     At October 31, 2002, the Fund's investment in Phosistor consisted of 6,666,667 shares of Series B Convertible Preferred Stock with a cost of approximately $1.0 million. The investment was assigned a fair value of approximately $1.0 million, or approximately $0.15 per share.

     The New Valuation Committee marked down the remaining carrying value of the Fund's investments in Phosistor, as of January 31, 2003, by $1.0 million to $0.0.

     At January 31, 2003, the Fund's investment in Phosistor consisted of 6,666,667 shares of Series B Preferred Stock with a cost of approximately $1.0 million. The investment has been assigned a fair value of $0.0.

  PROCESSCLAIMS, INC.

     ProcessClaims, Inc. ("ProcessClaims"), Manhattan Beach, California, provides web-based solutions and value added services that streamline the automobile insurance claims process for the insurance industry and its partners.

     At October 31, 2002, the Fund's investment in ProcessClaims consisted of 6,250,000 shares of Series C Preferred Stock, 849,257 shares of Series D
Preferred Stock, and 873,362 warrants to purchase 873,362 shares of Series E Convertible Preferred Stock with a combined cost of approximately $2.4 million. The investment was assigned a fair value of approximately $3.3 million, or approximately $0.471 per share of Series C Preferred Stock, approximately $0.471 per share of Series D Preferred Stock, and $0.00 per warrant.

     The New Valuation Committee marked down the carrying value of the Fund's investments in ProcessClaims, as of January 31, 2003, by writing down the Series C Preferred Stock by approximately $940,000 to $2.0 million.

     At January 31, 2003, the Fund's investments in ProcessClaims consisted of 6,250,000 shares of Series C Preferred Stock, 849,257 shares of Series D
Preferred Stock, and 873,362 warrants to purchase 873,362 shares of Series E Convertible Preferred Stock with a combined cost of approximately $2.4 million. The investments were assigned a fair value of approximately $2.4 million, or approximately $0.32 per share of Series C Preferred Stock, approximately $0.47 per share of Series D Preferred Stock, and $0.00 per warrant.

     Nino Marakovic, an employee of the Fund, serves as a director of ProcessClaims.

  SAFESTONE TECHNOLOGIES PLC

     SafeStone Technologies PLC ("SafeStone"), Old Amersham, UK, provides organizations with secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.

     At October 31, 2002, the Fund's investments in SafeStone consisted of 1,714,455 shares of Series A Preferred Stock and 391,923 shares of Series B

Preferred Stock with a combined cost basis of approximately $4.0 million. The investments were assigned a fair value of $2.7 million, or approximately $1.28 per share for each of the Series A and B Preferred Stock.

     The New Valuation Committee marked down the carrying value of the Fund's investments in SafeStone, as of January 31, 2003, by writing down the remaining carrying value of the Series A Preferred Stock by approximately $2.19 million to $0.0 and by writing down the remaining carrying value of the Series B Preferred Stock by approximately $250,000 to $250,000.

     At January 31, 2003, the Fund's investments in SafeStone consisted of 1,714,455 shares of Series A Preferred Stock and 391,923 shares of Series B
Preferred Stock with a combined cost of approximately $4.0 million. The investments have been assigned a fair value of $250,000, or $0.00 per share of the Series A Preferred Stock and approximately $0.64 per share of the Series B Preferred Stock.

  SHOPEAZE SYSTEMS, INC.

     ShopEaze Systems, Inc. ("ShopEaze"), Sunnyvale, California, partnered with established retailers to help them build online businesses to complement their existing brick-and-mortar businesses.

     At October 31, 2002 and January 31, 2003, the Fund's investment in ShopEaze consisted of 2,097,902 shares of Series B Preferred Stock with a cost of approximately $6.0 million. At both October 31, 2002 and January 31, 2003, the investment has been assigned a fair value of $0.0. ShopEaze ceased operations during 2002.

  SONEXIS, INC.

     Sonexis, Inc. ("Sonexis"), Boston, Massachusetts, is the developer of a new kind of conferencing solution - Sonexis ConferenceManager - a modular platform that supports a breadth of audio and web conferencing functionality to deliver rich media conferencing.

     At October 31, 2002, the Fund's investment in Sonexis consisted of 2,590,674 shares of Series C Preferred Stock with a cost of approximately $10.0 million. The investment was assigned a fair value of $7.0 million, or approximately $2.70 per share.

     The New Valuation Committee marked down the carrying value of the Fund's investment in Sonexis, as of January 31, 2003, by writing down the Series C Preferred Stock by $5.0 million to $2.0 million.

     At January 31, 2003, the Fund's investment in Sonexis consisted of 2,590,674 shares of Series C Preferred Stock with a cost of approximately $10.0 million. The investment has been assigned a fair value of $2.0 million, or approximately $0.77 per share.

  SYGATE TECHNOLOGIES, INC.

     Sygate Technologies, Inc. ("Sygate"), Fremont, California, is a provider of enterprise-focused security policy enforcement solutions which provide the infrastructure to maintain an unbroken chain of control to IT Management.

     At October 31, 2002 and January 31, 2003, the Fund's investment in Sygate consisted of 9,756,098 shares of Series D Preferred Stock with a cost of approximately $4.0 million. At both October 31, 2002 and January 31, 2003, the investment was assigned a fair value of approximately $4.0 million, or approximately $0.41 per share.

  SYNHRGY HR TECHNOLOGIES, INC.

     Synhrgy HR Technologies, Inc. ("Synhrgy"), Houston, Texas, provides human resources technology and outsourcing services to Fortune 1000 companies.

     On December 26, 2002, the Fund entered into an investment of approximately $5.0 million in the form of a Credit Facility with Synhrgy HR Technologies, Inc. ("Synhrgy") maturing on January 3, 2006. The note earns a fixed rate of interest at 12% per annum on the outstanding balance of the note. The Fund also received 43,750 warrants to purchase Series B-1 Preferred Stock.

     At January 31, 2003, the Fund's investment in Synhrgy consisted of an outstanding balance on the loan of $5.0 million with a cost of approximately $4.95 million. The investment is being valued at approximately $4.95 million.

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

     At October 31, 2002, the Fund's investment in Yaga consisted of 300,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred and 100,000 warrants to purchase 100,000 shares of Series B Preferred Shares with a combined cost of $2.3 million. The investments were assigned a fair value of $1.3 million, or $1.00 per share of Series A Preferred Stock and Series B Preferred Stock and $0.00 per warrant.

     The New Valuation Committee marked down the carrying value of the Fund's investments in Yaga, as of January 31, 2003, by writing down the Series B Preferred Stock by approximately $1.07 million to $230,000.

     At January 31, 2003, the Fund's investment in Yaga consisted of 300,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred and 100,000 warrants to purchase 100,000 shares of Series B Preferred Shares with a combined cost of $2.3 million. The investments have been assigned a fair value of $230,000, or $0.00 per share of the Series A Preferred Stock, approximately $0.23 per share of the Series B Preferred Stock and $0.00 per warrant.

Liquidity and Capital Resources
-------------------------------

     At January 31, 2003, the Fund had $29.1 million of its $163.9 million in net assets (the value of total assets less total liabilities) invested in portfolio securities of 20 companies, $1.8 million in eight subordinated notes which are also related to portfolio investments (but not included here as part of the 20 companies valued at $29.1 million), $15.4 million in four debt instruments related to portfolio investments, $19.9 million of its net assets invested in temporary investments consisting of commercial paper and U.S. government and agency securities, and $98.6 million in cash and cash equivalents. The Fund considers all money market and all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. Current balance sheet resources are believed to be sufficient to finance anticipated future commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Historically the Fund has invested in small companies, and its investments are considered speculative in nature. The Fund's investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, the Fund is subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and return of capital.

     The portion of our portfolio consisting of investments in private companies is also subject to valuation risk. The market value of the Fund's shares in large part depends on the values of the Fund's investments and the prospects and financial results of the companies in which the Fund invests. Many of the Fund's investments are securities of private companies that are not publicly traded. The financial and other information regarding the issuers of these securities that is available to the Fund may be more limited than the information available in the case of issuers whose securities are publicly traded. The board of directors determines the fair value of these securities in accordance with procedures deemed reasonable. However, fair value is an estimated and, notwithstanding the good faith efforts of the Board of Directors to determine the fair value of securities held by the Fund, there can be no assurance that those values accurately reflect the prices that the Fund would realize upon sales of those securities. Moreover, the prospects and financial condition of the companies in which the Fund invests may change and these changes may have a significant impact on the fair values of the Fund's investments. We value our privately held investments based on a determination made by our Board of Directors on a quarterly basis and as otherwise required in accordance with our established fair value procedures. In the absence of a readily ascertainable market value, the estimated values of our investments may differ significantly from the values that would exist if a ready market for these securities existed. Any changes in valuation are recorded in our statements of operations as "Net unrealized gain (loss) on investments."

     Investments in short term securities and cash and cash equivalents comprise approximately 72.3% of the Fund's net assets at January 31, 2003, and are subject to financial market risk, including changes in interest rates. The Fund has invested a portion of its capital in debt securities, the yield and value of which may be impacted by changes in market interest rates.

     As noted in footnote 6, on February 28, 2003 a new Board of Directors to the Fund was elected. The new Board is currently assessing its investment strategy going forward.

ITEM 4. CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the filing date of this quarterly report on Form 10-Q, the Fund carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our current Chief Executive Officer, who also performs the functions of a Chief Financial Officer (the CEO/CFO). Based upon that evaluation, the CEO/CFO has concluded that our disclosure controls and procedures are adequate and effective.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our CEO/CFO, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal controls.

     There have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation discussed in paragraph (a) above.

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS

     On February 20, 2002, Millenco LP ("Millenco"), a stockholder, filed a complaint in the United States District Court for the District of Delaware on behalf of the Fund against the former Advisor. The Fund was designated a "nominal" defendant for purposes of effectuating the relief sought in the complaint. The complaint alleges that the fees received by the former Advisor for the year prior to the filing of the complaint were excessive, in violation of Section 36(b) of the Investment Company Act of 1940. The former Advisor's motions to dismiss the action or transfer it to California were both denied. The case is in discovery.

     On April 3, 2002, Millenco filed a complaint against the Fund in the Court of Chancery, New Castle County, Delaware, seeking a judicial confirmation of the stockholder vote of March 27, 2002, rejecting new investment advisory agreements between the Fund and the former Advisor and between the Fund and the former Sub-Advisor. On April 5, 2002, Millenco moved to accelerate the trial of the case and later that day the Fund's Board of Directors acknowledged that the proposals for shareholder approval of the advisory and sub-advisory agreements had failed and that a stockholder's meeting would not be reconvened on this matter. On July 30, 2002, Millenco filed an amended complaint against the Fund and the Fund's directors in the Court of Chancery, New Castle County, Delaware, seeking to (i) invalidate the election of two of the Fund's former directors, John M. Grillos and Larry Gerhard, at the 2001 and 2002 Annual Meetings of Stockholders, to three-year terms expiring 2004 and 2005, respectively; and the election of former director Peter Freudenthal, at the 2001 Annual Meeting, to a three-year term expiring 2004; and (ii) require the Fund to hold a special Meeting of Stockholders, for the purpose of holding new elections to fill the board seats currently held by Mr. Grillos and Mr. Gerhard and the board seat vacated by Peter Freudenthal due to his resignation in June 2002.

     On December 19, 2002, Vice Chancellor Lamb granted judgment for Millenco's holding that the former directors had breached their fiduciary duty of disclosure under Delaware law in connection with the 2001 and 2002 election of directors and ordered the Fund to hold new elections for the seats held by directors Grillos and Gerhard and former director Freudenthal. The election was held on February 28, 2003, at which the Fund's new directors were elected.

     On February 6, 2003 the Fund filed a complaint against Millennium Partners, L.P., Millenco, L.P. and Karpus Management, Inc. (collectively "the stockholders") in the United States District Court for the Southern District of New York, alleging various violations of federal securities law primarily in connection with the ongoing proxy contest between Millenco and the Fund's former management. The complaint asked the Court for preliminary and permanent injunctive relief aimed at limiting the stockholders voting rights at the February 28, 2003 annual meeting of stockholders.

     On February 24, 2003, after extensive discovery and an evidentiary hearing, the United States District Court for the Southern District of New York denied the Fund's motion for a preliminary injunction against the defendants finding there was insubstantial likelihood of the Fund succeeding on any of the claims asserted. On March 27, 2003, the Fund voluntarily dismissed the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Fund's Annual Meeting of Stockholders was held on February 28, 2003 for the following purposes:

        (1) To elect two directors to serve for the remainder of the term to expire at the Annual Meeting of Stockholders to be held in 2004 ("Proposal 1");

        (2) To elect two directors to serve for the remainder of the term to expire at the Annual Meeting of Stockholders to be held in 2005 ("Proposal 2");

        (3) To elect three directors to serve until the Annual Meeting of Stockholders to be held in 2006 ("Proposal 3");

        (4) To consider a stockholder proposal that the Fund's By-laws be amended to permit any stockholder owning at least five percent of the outstanding common stock of the Fund to demand that the Fund's Chairman, Vice Chairman, Chief Executive Officer, or President call a special meeting of stockholders ("Proposal 4"); and

        (5) To consider a stockholder proposal that the Board of Directors conduct a tender offer for 25 percent of the outstanding shares of the Fund at an amount equal to 95 percent of the Fund's net asset value in any year that the Fund's discount averages over 10 percent ("Proposal 5").

     Of the 16,161,900 shares outstanding and entitled to vote, 9,943,539 shares were represented at the meeting by proxy or in person. The following table identifies the matters voted upon at the meeting, the number of votes cast for, against or withheld, as well as the number of abstentions, as to each such matter, including a separate tabulation with respect to each nominee for office. There were no broker non-votes.


MATTER                        VOTES FOR     VOTES AGAINST           VOTES
                                                              WITHHELD/ABSTAINED

Proposal 1:
----------
   John M. Grillos            1,662,889                           284,030
   Michael H. Jordan          1,684,919                           262,000
   Gerald Hellerman           7,406,154                           590,466
   Robert C. Knapp            7,405,754                           590,866

Proposal 2:
----------
   Laurence R. Hootnick       1,685,970                           260,949
   Peter J. Locke             1,693,823                           253,096
   Bruce W. Shewmaker         7,406,654                           589,966
   George Karpus              7,411,754                           584,866

Proposal 3:
----------
   Frederick M. Hoar          1,686,354                           260,565
   Vincent H. Tobkin          1,693,822                           253,097
   James K. Sims              1,690,915                           256,004
   Emilio Dominianni          7,403,254                           593,366
   Terry Feeney               7,409,854                           586,766
   Robert S. Everett          7,406,854                           589,766

Proposal 4:                   7,794,529        1,678,994          470,016
----------

Proposal 5:                   7,410,053        1,839,287          694,199
----------

     Under  Proposals 1, 2, 3, the  shareholders  elected  seven new  directors:
Gerald Hellerman, Robert C. Knapp, Bruce W. Shewmaker, George Karpus, Emilio Dominianni, Terry Feeney, and Robert Everett. Gerald Hellerman, Robert C. Knapp, Bruce W. Shewmaker, George Karpus, Emilio Dominianni, and Terry Feeney will serve as members of the Board who are not "interested persons" of the Fund and its affiliated persons ("Independent Directors"), within the meaning of the Investment Company Act of 1940, as amended ("1940 Act"). On March 6, 2003, the Board appointed director nominee Robert S. Everett to the CEO post on an interim basis. In connection with his appointment, Mr. Everett has decided not to serve as a director of the Fund. Proposals 4 and 5 are advisory and not binding on the Fund.

ITEM 5. OTHER INFORMATION

     On January 16, 2003, the Fund's prior Board of Directors amended the Fund's By-laws such that any stockholder owning at least fifteen percent (15%) of the outstanding common stock of the corporation may request that the Board of Directors call a special meeting of stockholders.

     On February 27, 2003, the Fund's prior Board of Directors amended the Fund's By-laws to clarify the indemnification provisions for directors and officers.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.    Exhibit
          -------------  ---------

          3.1            Second Amended and Restated By-laws

          99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Other required Exhibits are included in this Form 10-Q or have been previously filed in the Company's Registration Statement on Form N-2 (Reg. No. 333-92287).

     (b)  Reports on Form 8-K

            During the quarter ended January 31, 2003, the Fund filed one report on Form 8-K. The report, dated December 2, 2002, was filed to report the Fund's commencement of doing business under the name MVC Capital and to announce the hiring of an interim Chief Financial Officer.

            On March 11, 2003 the Fund filed a report on Form 8-K confirming the election results following the Annual Meeting of Shareholders, advising that John Grillos had been terminated as Chief Executive Officer of the Fund and that Robert S. Everett had been appointed as acting Chief Executive Officer.

            On March 17, 2003 the Fund filed a report on Form 8-K advising that Michael Stewart had resigned as acting Chief Financial Officer of the Fund, and that the filing of the Form 10-Q quarterly report for the period ended January 31, 2003 would be delayed, pending a full review of the portfolio valuation by the New Valuation Committee appointed by the Board of Directors.

               On April 24, 2003, the Fund filed a report on Form 8-K advising that PricewaterhouseCoopers LLP ("PwC"), the Fund's independent accountants, had resigned. During the past two fiscal years of the Fund and the subsequent interim period through April 16, 2003, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements. In addition, the report, as filed on Form 8-K, advised that the review of the Fund's portfolio valuation had been conducted and as a result of this review, the fair value of many of the Fund's holdings had been written down.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                   MEVC DRAPER FISHER JURVETSON FUND I, INC.

Date: May 8, 2003                  /s/    Robert S. Everett
                                   ---------------------------------------------
                                   Robert S. Everett

                                   Chief Executive Officer, and in the capacity of the officer who performs the functions of Principal Financial Officer.






                                  CERTIFICATION

The undersigned, in his capacity as an officer of meVC Draper Fisher Jurvetson Fund I, Inc., provides the following certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13a-14.

I, Robert S. Everett, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of meVC Draper Fisher Jurvetson Fund I, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I   have   disclosed,  based  on  my  most  recent  evaluation,  to  the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:

May 8, 2003                                 /s/    Robert S. Everett
                                            -----------------------------------
                                            Robert S. Everett

                                            Chief Executive Officer
                                            meVC Draper Fisher Jurvetson
                                            Fund I, Inc.


I, Robert S. Everett, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of meVC Draper Fisher Jurvetson Fund I, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. I   have   disclosed,  based  on  my  most  recent  evaluation,  to  the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:

May 8, 2003                                 /s/    Robert S. Everett
                                            -----------------------------------
                                            Robert S. Everett
                                            In the capacity of the officer
                                            who performs the functions of
                                            Principal Financial Officer
                                            meVC Draper Fisher Jurvetson
                                            Fund I, Inc.

                                                                    EXHIBIT 3.1









                           SECOND AMENDED AND RESTATED

                                   B Y L A W S

                                       OF

                          meVC DRAPER FISHER JURVETSON

                                  FUND I, INC.

                            (a Delaware Corporation)

                                TABLE OF CONTENTS

                                                                           PAGE

Article 1 OFFICES............................................................1
   1.1      Principal Office.................................................1
   1.2      Additional Offices...............................................1

Article 2 MEETING OF STOCKHOLDERS............................................1
   2.1      Place of Meeting.................................................1
   2.2      Annual Meeting...................................................1
   2.3      Special Meetings.................................................2
   2.4      Action Without a Meeting.........................................3
   2.5      Notice of Meetings...............................................3
   2.6      Business Matter of a Special Meeting.............................3
   2.7      List of Stockholders.............................................3
   2.8      Organization and Conduct of Business.............................4
   2.9      Quorum and Adjournments..........................................4
   2.10     Voting Rights....................................................4
   2.11     Majority Vote....................................................4
   2.12     Record Date for Stockholder Notice and Voting....................5
   2.13     Proxies..........................................................5
   2.14     Inspectors of Election...........................................6

Article 3 DIRECTORS..........................................................6
   3.1      Number; Election; Tenure and Qualifications......................6
   3.2      Vacancies........................................................7
   3.3      Resignation and Removal..........................................7
   3.4      Powers...........................................................7
   3.5      Place of Meetings................................................7
   3.6      Annual Meetings..................................................8
   3.7      Regular Meetings.................................................8
   3.8      Special Meetings.................................................8
   3.9      Quorum and Adjournments..........................................8
   3.10     Action Without Meeting...........................................8
   3.11     Telephone Meetings...............................................8
   3.12     Waiver of Notice.................................................8
   3.13     Fees and Compensation of Directors...............................9
   3.14     Rights of Inspection.............................................9
   3.15     Committees of Directors..........................................9

Article 4 OFFICERS..........................................................10
   4.1      Officers Designated.............................................10
   4.2      Appointment of Officers.........................................10
   4.3      Subordinate Officers............................................10
   4.4      Removal and Resignation of Officers.............................10
   4.5      Vacancies in Offices............................................11

   4.6      Compensation....................................................11
   4.7      The Chief Executive Officer.....................................11
   4.8      The President...................................................11
   4.9      The Vice President..............................................11
   4.10     The Secretary...................................................11
   4.11     The Assistant Secretary.........................................12
   4.12     The Chief Financial Officer.....................................12
   4.13     Bond............................................................12
   4.14     Delegation of Authority.........................................12

Article 5 INDEMNIFICATION...................................................12
   5.1      Right to Indemnification........................................12
   5.2      Right to Advancement of Expenses................................14
   5.3      Right of Indemnitee to Bring Suit...............................14
   5.4      Non-Exclusivity of Rights.......................................15
   5.5      Insurance.......................................................15
   5.6      Indemnification of Employees and Agents of the Corporation......15
   5.7      Nature of Rights................................................15

Article 6 CAPITAL STOCK.....................................................15
   6.1      Certificates for Shares.........................................15
   6.2      Signatures on Certificates......................................16
   6.3      Transfer of Stock...............................................16
   6.4      Registered Stockholders.........................................16
   6.5      Lost, Stolen or Destroyed Certificates..........................16

Article 7 CERTAIN TRANSACTIONS..............................................17
   7.1      Transactions with Interested Parties............................17
   7.2      Quorum..........................................................17

Article 8 GENERAL PROVISIONS................................................17
   8.1      Dividends.......................................................17
   8.2      Dividend Reserve................................................17
   8.3      Checks..........................................................18
   8.4      Corporate Seal..................................................18
   8.5      Fiscal Year.....................................................18
   8.6      Execution of Corporate Contracts and Instruments................18
   8.7      Representation of Shares of Other Corporations..................18

Article 9 AMENDMENTS........................................................18

                           SECOND AMENDED AND RESTATED

                                   B Y L A W S

                                       OF

                    meVC DRAPER FISHER JURVETSON FUND I, INC.

                            (A DELAWARE CORPORATION)

                                   ARTICLE 1

                                     Offices

     1.1 PRINCIPAL OFFICE. The initial registered office of the corporation shall be 1209 Orange Street, Wilmington, Delaware, and the name of the initial registered agent in charge thereof is The Corporation Trust Company.

     1.2 ADDITIONAL OFFICES. The corporation may also have offices at such other places, either within or without the State of Delaware, as the board of directors may from time to time designate or the business of the corporation may require.

                                   ARTICLE 2

                             Meeting of Stockholders

     2.1 PLACE OF MEETING. Meetings of stockholders may be held at such place, either within or without of the State of Delaware, as may be designated by or in the manner provided in these Bylaws, or, if not so designated, at the registered office of the corporation or the principal executive offices of the corporation.

     2.2 ANNUAL MEETING. Annual meetings of stockholders shall be held each year at such date and time as shall be designated from time to time by the board of directors and stated in the notice of the meeting. At such annual meeting, the stockholders shall elect by a plurality vote the number of directors equal to the number of directors of the class whose term expires at such meetings (or, if fewer, the number of directors properly nominated and qualified for election) to hold office until the third succeeding annual meeting of stockholders after their election. The stockholders shall also transact such other business as may properly be brought before the meetings.

     To be properly  brought before the annual meeting,  business must be either
(a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the board of directors or the Chief Executive Officer or President, (b) otherwise properly brought before the meeting by or at the direction of the board of directors or the Chief Executive Officer or President, or (c) otherwise properly brought before the meeting by a stockholder of record.

In addition to any other applicable requirements, for business to be properly brought before the annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the corporation. To be timely, a stockholder's notice must be delivered personally or deposited in the United States mail, or delivered to a common carrier for transmission to the recipient or actually transmitted by the person giving the notice by electronic means to the recipient or sent by other means of written communication, postage or delivery charges prepaid in all such cases, and received at the principal executive offices of the corporation, addressed to the attention of the Secretary of the corporation, not less than 60 days nor more than 90 days prior to the scheduled date of the meeting (regardless of any postponements, deferrals or adjournments of that meeting to a later date); PROVIDED, HOWEVER, that in the event that less than 70 days' notice or prior public disclosure of the date of the scheduled meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the earlier of (a) the close of business on the 10th day following the day on which such notice of the date of the scheduled annual meeting was mailed or such public disclosure was made, whichever first occurs, and (b) two days prior to the date of the scheduled meeting. A stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and record address of the stockholder proposing such business, (iii) the class, series and number of shares of the corporation that are owned beneficially by the stockholder, and (iv) any material interest of the stockholder in such business. Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted at the annual meeting except in accordance with the procedures set forth in this Section 2.2; provided, however, that nothing in this Section 2.2 shall be deemed to preclude discussion by any stockholder of any business properly brought before the annual meeting.

     The Chief Executive Officer (or such other person presiding at the meeting in accordance with these Bylaws) shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this Section 2.2, and if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

     2.3 SPECIAL MEETINGS. Special meetings of the stockholders may be called for any purpose or purposes, unless otherwise prescribed by the statute or by the Certificate of Incorporation, only at the request of the Chief Executive Officer or President or by a resolution duly adopted by a majority of the board of directors. Such request shall state the purpose or purposes of the proposed meeting. Business transacted at any special meeting shall be limited to matters relating to the purpose or purposes stated in the notice of meeting.

     Any Stockholder owning at least fifteen percent (15%) of the outstanding common stock of the corporation may request that the board of directors call a special meeting of stockholders.

     The request shall be in writing and shall state the purpose(s) of the special meeting. The board of directors shall consider the stockholder's request at the next meeting of the board of directors following its receipt of the stockholder's request. If the board of directors determines to call a special meeting, within five (5) business days of the determination of the board of directors, the board of directors shall call such a meeting to be held at the corporation's principal office in the United States, on a date that shall be not more than sixty (60) nor less than ten (10) days after the record date of such meeting. Written notice of such meeting shall be sent not more than sixty (60) nor less than ten (10) days, or such greater time period required by applicable law, before the date of such meeting to each stockholder entitled to vote at such meeting. The record date for such meeting shall be fixed by resolution of the board of directors on a date not preceding the date of such resolution.

     2.4 ACTION WITHOUT A MEETING. Any action which may be taken at any annual or special meeting of the stockholders of this corporation may be taken without a meeting, without prior notice, and without a vote, if a consent or consents in writing, setting forth the action or actions so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Such consent or consents shall be delivered to the corporation by hand or certified mail, return receipt requested, to its principal executive office, or to an officer or agent of the corporation having custody of the book in which proceedings of meetings of stockholders are recorded.

     2.5 NOTICE OF MEETINGS. Written notice of stockholders' meetings, stating the place, date and time of the meeting and, in the case of a special meeting, the purpose or purposes for which such special meeting is called, shall be given to each stockholder entitled to vote at such meeting not less than ten (10) nor more than sixty (60) days prior to the meeting.

     When a meeting is adjourned to another place, date or time, written notice need not be given of the adjourned meeting if the place, date and time thereof are announced at the meeting at which the adjournment is taken; provided, however, that if the date of any adjourned meeting is more than thirty (30) days after the date for which the meeting was originally noticed, or if a new record date is fixed for the adjourned meeting, written notice of the place, date and time of the adjourned meeting shall be given in conformity herewith. At any adjourned meeting, any business may be transacted which might have been transacted at the original meeting.

     Whenever, under the provisions of Delaware law or of the Certificate of Incorporation or of these Bylaws, notice is required to be given to any stockholder it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, addressed to such director or stockholder, at his or her address as it appears on the records of the corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail.

     Whenever any notice is required to be given under the provisions of Delaware law or of the Certificate of Incorporation or of these Bylaws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

     2.6 BUSINESS MATTER OF A SPECIAL MEETING. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice, except to the extent such notice is waived or is not required.

     2.7 LIST OF STOCKHOLDERS. The officer in charge of the stock ledger of the corporation or the transfer agent shall prepare and make, at least ten (10) days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten (10) days prior to the meeting, at a place within the city where the meeting is to be held, which place, if other than the place of the meeting, shall be specified in the notice of the meeting. The list shall also be produced and kept at the place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present in person thereat.

     2.8 ORGANIZATION AND CONDUCT OF BUSINESS. The Chief Executive Officer or, in his or her absence, such person as the board of directors may have designated or, in the absence of such a person, such person as may be chosen by the holders of a majority of the shares entitled to vote who are present, in person or by proxy, shall call to order any meeting of the stockholders and act as Chairman of the meeting. In the absence of the Secretary of the corporation, the Secretary of the meeting shall be such person as the Chairman appoints.

     The Chairman of any meeting of stockholders shall determine the order of business and the procedure at the meeting, including such regulation of the manner of voting and the conduct of discussion as seems to him or her in order.

     2.9 QUORUM AND ADJOURNMENTS. Except where otherwise provided by law or the Certificate of Incorporation or these Bylaws, the holders of at least a majority of the stock issued and outstanding and entitled to vote, present in person or represented in proxy, shall constitute a quorum at all meetings of the stockholders. The stockholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough stockholders to have less than a quorum if any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum. At such adjourned meeting at which a quorum is present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. If, however, a quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat who are present in person or represented by proxy shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented.

     2.10 VOTING RIGHTS. Unless otherwise provided in the Certificate of Incorporation, each stockholder shall at every meeting of the stockholders be entitled to one vote in person or by proxy for each share of the capital stock having voting power held by such stockholder.

     2.11 MAJORITY VOTE. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or of the Certificate of Incorporation or of these Bylaws, a different vote is required in which case such express provision shall govern and control the decision of such question.
                                   -4-

     2.12 RECORD DATE FOR STOCKHOLDER NOTICE AND VOTING.
          ---------------------------------------------

          (i) For purposes of determining the stockholders entitled to notice of any meeting or to vote, or entitled to receive payment of any dividend or other distribution, or entitled to exercise any right in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the board of directors may fix, in advance, a record date, which shall not be more than sixty (60) days nor less than ten (10) days before the date of any such meeting nor more than sixty (60) days before any other action. If the board of directors does not so fix a record date, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held.

          (ii) For purposes of determining the stockholders entitled to consent to corporate action in writing without a meeting, the board of directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the board of directors, and which date shall not be more than ten (10) days after the date upon which the resolution fixing such record date is adopted by the board of directors. If no record date has been fixed by the board of directors, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the board of directors is required under Delaware law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the corporation by hand or certified mail, return receipt requested, to its principal executive office, or to an officer or agent of the corporation having custody of the book in which proceedings of meetings of stockholders are recorded. If no record date has been fixed by the board of directors and prior action by the board of directors is required under Delaware law, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be the close of business on the day on which the board of directors adopts the resolution taking such prior action.

     2.13 PROXIES. Every person entitled to vote for directors or on any other matter shall have the right to do so either in person or by one or more agents authorized by a written proxy signed by the person and filed with the Secretary of the corporation. A proxy shall be deemed signed if the stockholder's name is placed on the proxy (whether by manual signature, typewriting, telegraphic transmission or otherwise) by the stockholder or the stockholder's attorney-in-fact. A validly executed proxy which does not state that it is irrevocable shall continue in full force and effect unless (i) revoked by the person executing it, before the vote pursuant to that proxy, by a writing delivered to the corporation stating that the proxy is revoked or by a subsequent proxy executed by, or attendance at the meeting and voting in person by, the person executing the proxy; or (ii) written notice of the death or incapacity of the maker of that proxy is received by the corporation before the vote pursuant to that proxy is counted; provided, however, that no proxy shall be valid after the expiration of three years from the date of the proxy, unless otherwise provided in the proxy.

     2.14 INSPECTORS OF ELECTION. The corporation shall, in advance of any meeting of stockholders, appoint one or more inspectors of election to act at the meeting and make a written report thereof. The corporation may designate one or more persons to act as alternate inspectors to replace any inspector who fails to act. If no inspector or alternate is able to act at a meeting of stockholders, the person presiding at the meeting shall appoint one or more inspectors to act at the meeting. Each inspector, before entering upon the discharge of his or her duties, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of his or her ability.

                                   ARTICLE 3

                                    Directors

     3.1 NUMBER; ELECTION; TENURE AND QUALIFICATIONS. The board of directors of the corporation shall consist of not less than three (3) members nor more than seven (7) members and shall be divided into three classes, designated as Class I, Class II and Class III, as nearly equal in number as possible. The initial board of directors shall consist of three (3) members, with each Class consisting of one (1) director, and the exact number of members of any future board of directors, and the exact number of directors in each Class, shall be determined from time to time by resolution of the board of directors. Notwithstanding the foregoing, additional directorships resulting from an increase in the number of directors shall be apportioned among the classes as equally as possible.

     Only persons who are nominated in accordance with the following procedures shall be eligible for election as directors. Nominations of persons for election to the board of directors at the annual meeting, by or at the direction of the board of directors, may be made by any nominating committee or person appointed by the board of directors; nominations may also be made by any stockholder of record of the corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this Section 3.1. Such nominations, other than those made by or at the direction of the board of directors, shall be made pursuant to timely notice in writing to the Secretary of the corporation. To be timely, a stockholder's notice shall be delivered personally or deposited in the United States mail, or delivered to a common carrier for transmission to the recipient or actually transmitted by the person giving the notice by electronic means to the recipient or sent by other means of written communication, postage or delivery charges prepaid in all such cases, and received at the principal executive offices of the corporation addressed to the attention of the Secretary of the corporation not less than 60 days nor more than 90 days prior to the scheduled date of the meeting (regardless of any postponements, deferrals or adjournments of that meeting to a later date); provided, however, that, in the case of an annual meeting and in the event that less than 70 days' notice or prior public disclosure of the date of the scheduled meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the earlier of (a) the close of business on the 10th day following the day on which such notice of the date of the scheduled meeting was mailed or such public disclosure was made, whichever first occurs, or (b) two days prior to the date of the scheduled meeting. Such stockholder's notice to the Secretary shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director,
(i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class, series and number of shares of capital stock of the corporation that are owned beneficially by the person, (iv) a statement as to the person's citizenship, and
(v) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to
Section 14 of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder; and (b) as to the stockholder giving the notice, (i) the name and record address of the stockholder and (ii) the class, series and number of shares of capital stock of the corporation that are owned beneficially by the stockholder. The corporation may require any proposed nominee to furnish such other information as may reasonably be required by the corporation to determine the eligibility of such proposed nominee to serve as director of the corporation. No person shall be eligible for election as a director of the corporation unless nominated in accordance with the procedures set forth herein.

     In connection with any annual meeting, the Chief Executive Officer (or such other person presiding at such meeting in accordance with these Bylaws) shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedure, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.

     Directors shall serve as provided in the Certificate of Incorporation. Directors need not be stockholders.

     3.2 VACANCIES. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the next annual election at which the term of the class to which they have been elected expires and until their successors are duly elected and shall qualify, unless sooner displaced. If there are no directors in office, then an election of directors may be held in the manner provided by statute. In the event of a vacancy in the board of directors, the remaining directors, except as otherwise provided by law or these Bylaws, may exercise the powers of the full board of directors until the vacancy is filled.

     3.3 RESIGNATION AND REMOVAL. Any director may resign at any time by delivering written notice to the corporation at its principal place of business or to the Chief Executive Officer, President or Secretary. Such resignation shall be effective upon receipt of such notice unless the notice specifies such resignation to be effective at some other time or upon the happening of some other event. Any director or the entire board of directors may be removed, but only for cause, and only upon the affirmative vote of the holders of at least seventy-five percent (75%) of shares then entitled to vote at an election of directors, unless otherwise specified by law or the Certificate of Incorporation.

     3.4 POWERS. The business of the corporation shall be managed by or under the direction of the board of directors which may exercise all such powers of the corporation and do all such lawful acts and things which are not by statute or by the Certificate of Incorporation or by these Bylaws directed or required to be exercised or done by the stockholders.

     3.5 PLACE OF MEETINGS. The board of directors may hold meetings, both regular and special, either within or without the State of Delaware.

     3.6 ANNUAL MEETINGS. The annual meetings of the board of directors shall be held immediately following the annual meeting of stockholders, and no notice of such meeting shall be necessary to the board of directors, provided a quorum shall be present. The annual meetings shall be for the purposes of organization, and an election of officers and the transaction of other business.

     3.7 REGULAR MEETINGS. Regular meetings of the board of directors may be held without notice at such time and place as may be determined from time to time by the board of directors.

     3.8 SPECIAL MEETINGS. Special meetings of the board of directors may be called by the Chief Executive Officer, President, Secretary, any Vice President or by a majority of the board of directors upon one (1) day's notice to each director and can be delivered either personally, or by telephone, express delivery service (so that the scheduled delivery date of the notice is at least one (1) day in advance of the meeting), telegram or facsimile transmission, and on five (5) day's notice, by mail. The notice need not describe the purpose of the special meeting.

     3.9 QUORUM AND ADJOURNMENTS. At all meetings of the board of directors, a majority of the directors then in office shall constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the board of directors, except as may otherwise be specifically provided by law or the Certificate of Incorporation. If a quorum is not present at any meeting of the board of directors, the directors present may adjourn the meeting from time to time, without notice other than announcement at the meeting at which the adjournment is taken, until a quorum shall be present. A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved of by at least a majority of the required quorum for that meeting.

     3.10 ACTION WITHOUT MEETING. Unless otherwise restricted by the Certificate of Incorporation or these Bylaws, any action required or permitted to be taken at any meeting of the board of directors or of any committee thereof may be taken without a meeting, if all members of the board of directors or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the board of directors or committee.

     3.11 TELEPHONE MEETINGS. Unless otherwise restricted by the Certificate of Incorporation or these Bylaws, any member of the board of directors or any committee may participate in a meeting by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence in person at the meeting.

     3.12 WAIVER OF NOTICE. Notice of a meeting need not be given to any director who signs a waiver of notice or a consent to holding the meeting or an approval of the minutes thereof, whether before or after the meeting, or who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to such director. All such waivers, consents and approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

     3.13 FEES AND COMPENSATION OF DIRECTORS. Unless otherwise restricted by the Certificate of Incorporation or these Bylaws, the board of directors shall have the authority to fix the compensation of directors. The directors may be paid their expenses, if any, for service performed as directors, including the expenses incurred in connection with their attendance at meetings of the board of directors, and may be paid a fixed sum for attendance at each meeting of the board of directors and/or a fixed or variable salary for their service as a director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

     3.14 RIGHTS OF INSPECTION. Any director shall have the right to examine the corporation's stock ledger, a list of its stockholders and its other books and records for a purpose reasonably related to his or her position as a director.

     3.15 COMMITTEES OF DIRECTORS.

          (i) The board of directors may, by resolution passed by a majority of the entire board of directors, designate one or more committees, each committee to consist of one or more of the directors of the corporation. The board of directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee.

          (ii) In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or she or they constitute a quorum, may unanimously appoint another member of the board of directors to act at the meeting in the place of any such absent or disqualified member.

          (iii) Any such committee, to the extent provided in the resolution of the board of directors, shall have and may exercise all the powers and authority of the board of directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the Certificate of Incorporation (except that a committee may, to the extent authorized in the resolution or resolutions providing for the issuance of shares of stock adopted by the board of directors as provided in Section 151(a) of the General Corporation Law of Delaware, fix any of the preferences or rights of such shares relating to dividends, redemption, dissolution, any distribution of assets of the corporation or the conversion into, or the exchange of such shares for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the corporation), adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommending to the stockholders a dissolution of the corporation or a revocation of dissolution, removing or indemnifying directors or amending the Bylaws of the corporation; and, unless the resolution or the Certificate of Incorporation expressly so provides, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock or to adopt a certificate of ownership and merger. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the board of directors.

          (iv) Each committee shall keep regular minutes of its meetings and report the same to the board of directors when required.

                                   ARTICLE 4

                                    Officers

     4.1 OFFICERS DESIGNATED. The officers of the corporation shall be chosen by the board of directors and shall be a Chief Executive Officer, a Secretary and a Chief Financial Officer or Treasurer. The board of directors may also appoint a President, a Chief Operating Officer, a Chief Technical Officer, one or more Vice Presidents, and one or more assistant Secretaries. Any number of offices may be held by the same person, except as otherwise provided in the Certificate of Incorporation or these Bylaws.

     4.2 APPOINTMENT OF OFFICERS. The officers of the corporation, except such officers as may be appointed in accordance with the provisions of Section 4.3 or
4.5 of this Article 4, shall be chosen in such manner and shall hold their offices for such terms as are prescribed by these Bylaws or determined by the board of directors. Each officer shall hold his or her office until his or her successor is elected and qualified or until his or her earlier resignation or removal. This Section does not create any rights of employment or continued employment. The corporation may secure the fidelity of any or all of its officers or agents by bond or otherwise.

     4.3 SUBORDINATE OFFICERS. The board of directors may appoint, and may empower the Chief Executive Officer and/or President to appoint, such other officers and agents as the business of the corporation may require, each of whom shall hold office for such period, have such authority and perform such duties as are provided in the Bylaws or as the board of directors may from time to time determine.

     4.4 REMOVAL AND RESIGNATION OF OFFICERS. Subject to the rights, if any, of an officer under any contract of employment, any officer may be removed, either with or without cause, by an affirmative vote of the majority of the board of directors, at any regular or special meeting of the board of directors, or, except in case of an officer chosen by the board of directors, by any officer upon whom such power of removal may be conferred by the board of directors.

     Any officer may resign at any time by giving written notice to the corporation. Any resignation shall take effect at the date of the receipt of that notice or at any later time specified in that notice; and, unless otherwise specified in that notice, the acceptance of the resignation shall not be necessary to make it effective. Any resignation is without prejudice to the rights, if any, of the corporation under any contract to which the officer is a party.

     4.5 VACANCIES IN OFFICES. A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in these Bylaws for regular appointment to that office.

     4.6 COMPENSATION. The salaries of all officers of the corporation shall be fixed from time to time by the board of directors and no officer shall be prevented from receiving a salary because such officer is also a director of the corporation.

     4.7 THE CHIEF EXECUTIVE OFFICER. The Chief Executive Officer shall preside at all meetings of the stockholders and at all meetings of the board of directors, shall have general and active management of the business of the corporation and shall see that all orders and resolutions of the board of directors are carried into effect. He or she shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the board of directors to some other officer or agent of the corporation.

     4.8 THE PRESIDENT. The President shall, in the event there be no Chief Executive Officer or in the absence of the Chief Executive Officer or in the event of his or her disability or refusal to act, perform the duties of the Chief Executive Officer, and when so acting, shall have the powers of and subject to all the restrictions upon the Chief Executive Officer. The President shall perform such other duties and have such other powers as may from time to time be prescribed for him or her by the board of directors, the Chief Executive Officer or these Bylaws.

     4.9 THE VICE PRESIDENT. The Vice President (or in the event there be more than one, the Vice Presidents in the order designated by the directors, or in the absence of any designation, in the order of their election), shall, in the absence of the President or in the event of his or her disability or refusal to act, perform the duties of the President, and when so acting, shall have the powers of and subject to all the restrictions upon the President. The Vice President(s) shall perform such other duties and have such other powers as may from time to time be prescribed for them by the board of directors, the President or these Bylaws.

     4.10 THE SECRETARY. The Secretary shall attend all meetings of the board of directors and the stockholders and record all votes and the proceedings of the meetings in a book to be kept for that purpose and shall perform like duties for the standing committees, when required. The Secretary shall give, or cause to be given, notice of all meetings of stockholders and special meetings of the board of directors, and shall perform such other duties as may from time to time be prescribed by the board of directors or the Chief Executive Officer, under whose supervision he or she shall act. The Secretary shall have custody of the seal of the corporation, and the Secretary, or an Assistant Secretary, shall have authority to affix the same to any instrument requiring it, and, when so affixed, the seal may be attested by his or her signature or by the signature of such Assistant Secretary. The board of directors may give general authority to any other officer to affix the seal of the corporation and to attest the affixing thereof by his or her signature. The Secretary shall keep, or cause to be kept, at the principal executive office or at the office of the corporation's transfer agent or registrar, as determined by resolution of the board of directors, a share register, or a duplicate share register, showing the names of all stockholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for the same and the number and date of cancellation of every certificate surrendered for cancellation.

     4.11 THE ASSISTANT SECRETARY. The Assistant Secretary, or if there be more than one, the Assistant Secretaries in the order designated by the board of directors (or in the absence of any designation, in the order of their election), shall, in the absence of the Secretary or in the event of his or her inability or refusal to act, perform the duties and exercise the powers of the Secretary and shall perform such other duties and have such other powers as may from time to time be prescribed by the board of directors.

     4.12 THE CHIEF FINANCIAL OFFICER. The Chief Financial Officer (or Treasurer if the chief financial and accounting officer has such title) shall have the custody of the Corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors. The Chief Financial Officer shall disburse the funds of the corporation as may be ordered by the board of directors, taking proper vouchers for such disbursements, and shall render to the Chief Executive Officer and the board of directors, at its regular meetings, or when the board of directors so requires, an account of all his or her transactions as Chief Financial Officer and of the financial condition of the corporation.

     4.13 BOND. If required by the board of directors, any officer shall give the corporation a bond in such sum and with such surety or sureties and upon such terms and conditions as shall be satisfactory to the board of directors, including without limitation a bond for the faithful performance of the duties of such officer's office and for the restoration to the corporation of all books, papers, vouchers, money and other property of whatever kind in such officer's possession or under such officer's control and belonging to the corporation.

     4.14 DELEGATION OF AUTHORITY. The board of directors may from time to time delegate the powers or duties of any officer to any other officers or agents, notwithstanding any provision hereof.

                                   ARTICLE 5

                                 Indemnification

     5.1 RIGHT TO INDEMNIFICATION. Each person who was or is made a party or is threatened to be made a party to or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact that he or she is or was a director or an officer of the corporation or is or was serving at the request of the corporation as a director, officer or trustee of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan (hereinafter an "indemnitee"), whether the basis of such proceeding is alleged action in an official capacity as a director, officer or trustee or in any other capacity while serving as a director, officer or trustee, shall be indemnified and held harmless by the corporation to the fullest extent authorized by the General Corporation Law of Delaware, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the corporation to provide broader indemnification rights than such law permitted the corporation to provide prior to such amendment), against all expense, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) reasonably incurred or suffered by such indemnitee in connection therewith; provided, however, that, except as provided in Section 5.3 hereof with respect to proceedings to enforce rights to indemnification, the corporation shall indemnify any such indemnitee in connection with a proceeding (or part thereof) initiated by such indemnitee only if such proceeding (or part thereof) was authorized by the board of directors of the corporation.

Notwithstanding the foregoing, no indemnification shall be provided hereunder to an officer or director:

     (a) who shall have been adjudicated, by the court or other body before which the proceeding was brought, to be liable to the corporation or its stockholders by reason of such officer's or director's willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his or her office (collectively, "disabling conduct"); or

     (b) with respect to any proceeding disposed of (whether by settlement, pursuant to a consent decree or otherwise) without an adjudication by the court or other body before which the proceeding was brought that such officer or director was liable to corporation or its stockholders by reason of disabling conduct, unless there has been a determination that such officer or director did not engage in disabling conduct by:

          (i) at least a majority of those directors who are neither "interested persons" of the corporation (as such term is defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended ("1940 Act") nor are parties to the proceeding based upon a review of readily available facts (as opposed to a full trial-type inquiry); or

          (ii) written advice of independent legal counsel based upon a review of readily available facts (as opposed to a full trial-type inquiry);

provided, however, that indemnification shall be provided hereunder to a director or officer with respect to any proceeding in the event of (1) a final decision on the merits by the court or other body before which the proceeding was brought that the director or officer was not liable by reason of disabling conduct, or (2) the dismissal of the proceeding by the court or other body before which it was brought for insufficiency of evidence of any disabling conduct with which such director or officer has been charged. For purposes of this Section 5.1, a "director" or "officer" of the corporation includes any person (i) who is or was a director or officer of the corporation, (ii) who is or was serving at the request of the corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, or
(iii) who was a director or officer of a corporation which was a predecessor corporation of the corporation or of another enterprise at the request of such predecessor corporation.

     5.2 RIGHT TO ADVANCEMENT OF EXPENSES. In addition to the right to indemnification conferred in Section 5.1 hereof, an indemnitee shall also have the right to be paid by the corporation the expenses (including attorney's fees) incurred in defending any such proceeding in advance of its final disposition (hereinafter an "advancement of expenses"); provided, however, that, if the

General Corporation Law of Delaware requires, an advancement of expenses incurred by an indemnitee in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such indemnitee, including, without limitation, service to an employee benefit plan) shall be made only upon delivery to the corporation of an undertaking (hereinafter an "undertaking"), by or on behalf of such indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal (hereinafter a "final adjudication") that such indemnitee is not entitled to be indemnified for such expenses under this Section 5.2 or otherwise; and provided, further, that (a) such director or officer shall have provided appropriate security for such undertaking, (b) the corporation is insured against losses arising out of any such advance payments, or (c) either a majority of the directors who are neither "interested persons" of the corporation (as such term is defined in Section 2(a)(19) of the 1940 Act) nor parties to the proceeding, or independent legal counsel by means of written advice, shall have determined, based upon a review of the readily available facts (as opposed to a trial-type inquiry or full investigation), that there is reason to believe that such director or officer will be found entitled to indemnification under this Article 5.

     5.3 RIGHT OF INDEMNITEE TO BRING SUIT. If a claim under Section 5.1 or 5.2 hereof is not paid in full by the corporation within sixty (60) days after a written claim has been received by the corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty (20) days, the indemnitee may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim. If successful in whole or in part in any such suit, or in a suit brought by the corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the indemnitee shall be entitled to be paid also the expense of prosecuting or defending such suit. In (i) any suit brought by the indemnitee to enforce a right to indemnification hereunder (but not in a suit brought by the indemnitee to enforce a right to an advancement of expenses) it shall be a defense that, and (ii) in any suit brought by the corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the corporation shall be entitled to recover such expenses upon a final adjudication that, the indemnitee has not met any applicable standard for indemnification set forth in the General Corporation Law of Delaware. Neither the failure of the corporation (including its directors who are not parties to such action, a committee of such directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such suit that indemnification of the indemnitee is proper in the circumstances because the indemnitee has met the applicable standard of conduct set forth in the General Corporation Law of Delaware, nor an actual determination by the corporation (including its directors who are not parties to such action, a committee of such directors, independent legal counsel, or its stockholders) that the indemnitee has not met such applicable standard of conduct, shall create a presumption that the indemnitee has not met the applicable standard of conduct or, in the case of such a suit brought by the indemnitee, be a defense to such suit. In any suit brought by the indemnitee to enforce a right to indemnification or to an advancement of expenses hereunder, or brought by the corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the burden of proving that the indemnitee is not entitled to be indemnified, or to such advancement of expenses, under this
Article 5 or otherwise shall be on the corporation.

     5.4 NON-EXCLUSIVITY OF RIGHTS. The rights to indemnification and to the advancement of expenses conferred in this Article 5 shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, the Certificate of Incorporation, these Bylaws, any agreement, vote of stockholders or directors or otherwise.

     5.5 INSURANCE. The corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the corporation would have the power to indemnify such person against such expense, liability or loss under the General Corporation Law of Delaware.

     5.6 INDEMNIFICATION OF EMPLOYEES AND AGENTS OF THE CORPORATION. The corporation may, to the extent authorized from time to time by the board of directors, grant rights to indemnification and to the advancement of expenses to any employee or agent of the corporation to the fullest extent of the provisions of this Article 5 with respect to the indemnification and advancement of expenses of directors and officers of the corporation.

     5.7 NATURE OF RIGHTS. The rights conferred upon indemnitees in this Article 5 shall be contract rights and such rights shall continue as to an indemnitee who has ceased to be a director, officer or trustee and shall inure to the benefit of the indemnitee's heirs, executors and administrators. Any amendment, alteration or repeal of this Article 5 that adversely affects any right of an indemnitee or its successors shall be prospective only and shall not limit or eliminate any such right with respect to any proceeding involving any occurrence or alleged occurrence of any action or omission to act that took place prior to such amendment or repeal.

                                   ARTICLE 6

                                  Capital Stock

     6.1 CERTIFICATES FOR SHARES. The shares of the corporation shall be represented by certificates or shall be uncertificated. Certificates shall be signed by, or in the name of the corporation by the Chief Executive Officer, the President or a Vice President and by the Chief Financial Officer, the Treasurer, the Secretary or an Assistant Secretary of the corporation. Any or all of the signatures on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if such person were such officer, transfer agent or registrar at the date of issue. Certificates may be issued for partly paid shares and in such case upon the face or back of the certificates issued to represent any such partly paid shares, the total amount of the consideration to be paid therefor, and the amount paid thereon shall be specified.

     Within a reasonable time after the issuance or transfer of uncertificated stock, the corporation shall send to the registered owner thereof a written notice containing the information required by the General Corporation Law of the State of Delaware or a statement that the corporation will furnish without charge to each stockholder who so requests the powers, designations, preferences and relative participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

     6.2 SIGNATURES ON CERTIFICATES. Any or all of the signatures on a certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

     6.3 TRANSFER OF STOCK. Upon surrender to the corporation or the transfer agent of the corporation of a certificate of shares duly endorsed or accompanied by proper evidence of succession, assignation or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books. Upon receipt of proper transfer instructions from the registered owner of uncertificated share, such uncertificated shares shall be canceled and issuance of new equivalent uncertificated shares or certificated shares shall be made to the person entitled thereto and the transaction shall be recorded upon the books of the corporation.

     6.4 REGISTERED STOCKHOLDERS. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a percent registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.

     6.5 LOST, STOLEN OR DESTROYED CERTIFICATES. The board of directors may direct that a new certificate or certificates be issued to replace any certificate or certificates theretofore issued by the corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing the issue of a new certificate or certificates, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of the lost, stolen or destroyed certificate or certificates, or his or her legal representative, to advertise the same in such manner as it shall require, and/or to give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

                                   ARTICLE 7

                              Certain Transactions

     7.1 TRANSACTIONS WITH INTERESTED PARTIES. No contract or transaction between the corporation and one or more of its directors or officers, or between the corporation and any other corporation, partnership, association or other organization in which one or more of its directors or officers are directors or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the board of directors or committee thereof which authorizes the contract or transaction or solely because the vote or votes of such director or officer are counted for such purpose, if:

          (a) the material facts as to such person's relationship or interest and as to the contract or transaction are disclosed or are known to the board of directors or the committee, and the board of directors or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or

          (b) the material facts as to such person's relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

          (c) the contract or transaction is fair as to the corporation as of the time it is authorized, approved or ratified, by the board of directors, a committee thereof, or the stockholders.

     7.2 QUORUM. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the board of directors or of a committee which authorizes the contract or transaction.

                                   ARTICLE 8

                               General Provisions

     8.1 DIVIDENDS. Dividends upon the capital stock of the corporation, subject to any restrictions contained in the General Corporation Law of the State of Delaware or the provisions of the Certificate of Incorporation, if any, may be declared by the board of directors at any regular or special meeting. Dividends may be paid in cash, in property or in shares of the capital stock, subject to the provisions of the Certificate of Incorporation.

     8.2 DIVIDEND RESERVE. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

     8.3 CHECKS. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate.

     8.4 CORPORATE SEAL. The board of directors may, by resolution, adopt a corporate seal. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the word "Delaware." The seal may be used by causing it or a facsimile thereof to be impressed or affixed or otherwise reproduced. The seal may be altered from time to time by the board of directors.

     8.5 FISCAL YEAR. The fiscal year of the corporation shall be fixed by resolution of the board of directors.

     8.6 EXECUTION OF CORPORATE CONTRACTS AND INSTRUMENTS. The board of directors, except as otherwise provided in these Bylaws, may authorize any officer or officers, or agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the corporation; such authority may be general or confined to specific instances. Unless so authorized or ratified by the board of directors or within the agency power of an officer, no officer, agent or employee shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or for any amount.

     8.7 REPRESENTATION OF SHARES OF OTHER CORPORATIONS. The Chief Executive Officer, the President or any Vice President or the Secretary or any Assistant Secretary of this corporation is authorized to vote, represent and exercise on behalf of this corporation all rights incident to any and all shares of any corporation or corporations standing in the name of this corporation. The authority herein granted to said officers to vote or represent on behalf of this corporation any and all shares held by this corporation in any other corporation or corporations may be exercised either by such officers in person or by any other person authorized so to do by proxy or power of attorney duly executed by said officers.

                                   ARTICLE 9

                                   Amendments

     The board of directors is expressly empowered to adopt, amend or repeal these Bylaws, provided, however, that any adoption, amendment or repeal of these Bylaws by the board of directors shall require the approval of at least sixty-six and two-thirds percent (66-2/3%) of the total number of authorized directors (whether or not there exist any vacancies in previously authorized directorships at the time any resolution providing for adoption, amendment or repeal is presented to the board). The stockholders shall also have power to adopt, amend or repeal these Bylaws, provided, however, that in addition to any vote of the holders of any class or series of stock of this corporation required by law or by the Certificate of Incorporation of this corporation, the affirmative vote of the holders of at least sixty-six and two-thirds percent (66-2/3%) of the voting power of all of the then outstanding shares of the stock of the corporation entitled to vote generally in the election of directors, voting together as a single class, shall be required for such adoption, amendment or repeal by the stockholders of any provisions of these Bylaws.

                                                                    EXHIBIT 99.1

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

Robert S. Everett, as Chief Executive Officer and in the capacity of the officer who performs the functions of Principal Financial Officer, of meVC Draper Fisher Jurvetson Fund I, Inc., a Delaware corporation (the "Registrant"), certifies that:

1. The Registrant's quarterly report on Form 10-Q for the period ended January 31, 2003 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Chief Executive Officer and in the capacity of the officer who performs the functions of Principal Financial Officer meVC Draper Fisher Jurvetson Fund I, Inc.


/s/ Robert S. Everett
------------------------------------
Robert S. Everett


Date: May 8, 2003