Form 10-Q
period 2003-04-30
MEVC DRAPER FISHER JURVETSON FUND I INC
filed 2003-06-11
CIK 1099941

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

                                       or

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

        3000 Sand Hill Road
       Building 1, Suite 155
       Menlo Park, California
  (Address of principal executive                     94025
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 11, 2003, there were 16,152,600 shares of Registrant's common stock, $.01 par value (the "Shares"), outstanding.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            (A Delaware Corporation)
                                      Index

Part I. Financial Information                                             Page

         Item 1. Financial Statements
                 Balance Sheets
                 -  April 30, 2003 and October 31, 2002..................    1
                 Statement of Operations
                 -  For Period November 1, 2002 to April 30, 2003 and
                    the Period November 1, 2001 to April 30, 2002........    2
                 Statement of Operations
                 -  For Period February 1, 2003 to April 30, 2003 and
                    the Period February 1, 2002 to April 30, 2002........    3
                 Statement of Cash Flows
                 -  For the Period November 1, 2002 to April 30, 2003 and
                    the Period November 1, 2001 to April 30, 2002........    4
                 Statement of Shareholders' Equity
                 -  For the Period November 1, 2002 to April 30, 2003 and
                    the Period November 1, 2001 to April 30, 2002........    5
                 Selected Per Share Data and Ratios
                 -  For the Period November 1, 2002 to April 30, 2003 and
                    the Year ended October 31, 2002......................    6
                 Schedule of Investments
                 -  April 30, 2003.......................................    7
                 Notes to Financial Statements...........................   11

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................   13

         Item 3. Quantitative and Qualitative Disclosure about
                 Market Risk.............................................   24

         Item 4. Controls and Procedures.................................   24

Part II. Other Information

         Item 1. Legal Proceedings........................................  26

         Item 4. Submission of Matters to a Vote of Security Holders......  26

         Item 5. Other Information........................................  28

         Item 6. Exhibits and Reports on Form 8-K.........................  28

SIGNATURE.................................................................  30

Exhibits..................................................................  33

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                                   FINANCIAL STATEMENTS

                                                       MVC CAPITAL
                                                      BALANCE SHEET


                                                                                       APRIL 30,             OCTOBER 31,
                                                                                         2003                   2002
ASSETS                                                                                (UNAUDITED)
Investments in preferred/common stocks, at fair value                            $      28,920,490        $   50,116,026
     (cost $129,325,848 and $127,536,066, respectively), (Note 3)
Investments in debt instruments, at fair value                                          15,930,752                     -
     (cost $19,900,627 and $0, respectively) (Note 3)
Investments in short-term securities, at market value                                   77,214,945            62,797,687
     (cost $77,214,945 and $62,800,088, respectively)
Cash and cash equivalents                                                               35,509,165            78,873,485
     (cost $35,509,165 and $78,873,485, respectively)
Subordinated notes, at fair value                                                                -             4,077,474
     (cost $4,500,000 and $6,327,474, respectively) (Note 3)
Interest receivable                                                                        152,361               216,024
Prepaid expenses                                                                         1,150,047                50,672
Receivable for investments sold                                                                  -               379,632
Other receivables                                                                           23,503                     -
                                                                                -------------------       ---------------

TOTAL ASSETS                                                                     $     158,901,263        $  196,511,000
                                                                                ===================       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Administration                                                                              23,403                11,250
Audit fees                                                                                  68,225               149,000
Legal fees                                                                                 267,483               387,459
Directors' fees                                                                            178,269                14,400
Employee compensation & benefits                                                            87,763                57,279
Consulting and public relations fees                                                         8,020               344,608
Proxy/Litigation related fees & expenses                                                 2,170,347                     -
Other accrued expenses                                                                      46,015               160,527
                                                                                -------------------       ---------------
TOTAL LIABILITIES                                                                $       2,849,525        $    1,124,523
                                                                                -------------------       ---------------

SHAREHOLDERS' EQUITY
Common Stock, $0.01 par value; 150,000,000 shares
     authorized; 16,152,600 and 16,500,000 shares outstanding, respectively                161,526               165,000
Additional paid in capital                                                             308,593,557           311,485,000
Accumulated deficit                                                                   (152,703,345)         (116,263,523)
                                                                                -------------------       ---------------
TOTAL SHAREHOLDERS' EQUITY                                                             156,051,738           195,386,477
                                                                                -------------------       ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $     158,901,263        $  196,511,000
                                                                                ===================       ===============

NET ASSET VALUE PER SHARE                                                        $            9.66       $          11.84
                                                                                -------------------       ---------------


                         The accompanying notes are an integral part of these financial statements.


                                                          MVC CAPITAL
                                                    STATEMENT OF OPERATIONS
                                                           (UNAUDITED)



                                                     FOR THE PERIOD            FOR THE PERIOD
                                                    NOVEMBER 1, 2002          NOVEMBER 1, 2001
                                                   TO APRIL 30, 2003         TO APRIL 30, 2002
INVESTMENT INCOME:
 Interest income                                  $       1,376,578         $       1,969,807
 Dividend income                                                  -                     9,745
 Other income                                                   988                         -
                                                  -----------------         -----------------
TOTAL INVESTMENT INCOME                                   1,377,566                 1,979,552

OPERATING EXPENSES:
  Management fees                                                 -                 3,004,704
  Proxy/Litigation related fees & expenses                4,037,327                         -
  Employee compensation & benefits                        1,892,290                         -
  Legal fees                                              1,151,711                         -
  Facilities                                                439,027                         -
  Insurance                                                 321,534                         -
  Directors fees                                            312,231                         -
  Audit fees                                                 99,591                         -
  Administration                                             72,107                         -
  Printing and postage                                       54,775                         -
  Consulting and public relations fees                       33,766                         -
  Other expenses                                             47,393                         -
                                                 -------------------        -----------------
TOTAL OPERATING EXPENSES                                  8,461,752                 3,004,704
                                                 -------------------        -----------------
NET INVESTMENT LOSS                                      (7,084,186)               (1,025,152)
                                                 -------------------        -----------------

NET REALIZED AND UNREALIZED LOSS ON
INVESTMENTS:

Net realized loss on
 investments                                               (152,845)               (3,327,559)

Net unrealized depreciation on
 investments                                             (29,202,791)              (24,684,240)
                                                 -------------------        -----------------

Net realized and unrealized loss on
 investments                                            (29,355,636)              (28,011,799)
                                                 -------------------        -----------------


NET DECREASE IN NET ASSETS RESULTING
FROM OPERATIONS                                   $     (36,439,822)        $     (29,036,951)
                                                 ===================        ==================

NET DECREASE IN NET ASSETS PER SHARE
RESULTING FROM OPERATIONS                         $           (2.24)        $           (1.76)
                                                 ===================        ==================

DIVIDENDS DECLARED PER SHARE                      $               -         $            0.04
                                                 ===================        ==================


                   The accompanying notes are an integral part of these financial statements.


                                                          MVC CAPITAL
                                                    STATEMENT OF OPERATIONS
                                                           (UNAUDITED)





                                                                       FOR THE QUARTER         FOR THE QUARTER
                                                                      FEBRUARY 1, 2003        FEBRUARY 1, 2002
                                                                      TO APRIL 30, 2003       TO APRIL 30, 2002
INVESTMENT INCOME:
 Interest income                                             $                810,218        $         866,796
 Dividend income                                                                    -                    9,745
 Other income                                                                     988                        -
                                                             ------------------------        ------------------
TOTAL INVESTMENT INCOME                                                       811,206                  876,541

OPERATING EXPENSES:
 Management fees                                                                    -                1,409,005
 Proxy/Litigation related fees & expenses                                   3,406,578                        -
 Employee compensation & benefits                                           1,057,956                        -
 Legal fees                                                                   386,784                        -
 Insurance                                                                    299,673                        -
 Directors fees                                                               225,862                        -
 Facilities                                                                   206,821                        -
 Printing and postage                                                          89,253                        -
 Consulting and public relations fees                                          65,315                        -
 Audit fees                                                                    57,574                        -
 Administration                                                                34,545                        -
 Other expenses                                                                11,421                        -
                                                            -------------------------        ------------------
TOTAL OPERATING EXPENSES                                                    5,841,782                1,409,005
                                                            -------------------------        ------------------
NET INVESTMENT LOSS                                                       (5,030,576)                 (532,464)
                                                            -------------------------        ------------------

NET REALIZED AND UNREALIZED LOSS ON
INVESTMENTS:

Net realized gain (loss) on
 investments                                                                       -                     3,494

Net unrealized depreciation on
 investments                                                               (1,618,582)               (6,750,746)
                                                            -------------------------        ------------------

Net realized and unrealized loss on
 investments                                                              (1,618,582)               (6,747,252)
                                                            -------------------------        ------------------


NET DECREASE IN NET ASSETS RESULTING
FROM OPERATIONS                                              $            (6,649,158)         $     (7,279,716)
                                                            =========================        ==================

NET DECREASE IN NET ASSETS PER SHARE
RESULTING FROM OPERATIONS                                    $                 (0.41)         $          (0.44)
                                                            =========================        ==================

DIVIDENDS DECLARED PER SHARE                                 $                      -         $               -
                                                            =========================        ==================

                   The accompanying notes are an integral part of these financial statements.


                                                          MVC CAPITAL
                                                    STATEMENT OF CASH FLOWS
                                                           (UNAUDITED)



                                                                             FOR THE PERIOD          FOR THE PERIOD
                                                                           NOVEMBER 1, 2002         NOVEMBER 1, 2001
                                                                           TO APRIL 30, 2003        TO APRIL 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net decrease in net assets resulting from operations                 $        (36,439,822)         $    (29,036,951)
 Adjustments to reconcile to net cash (used for) provided by operating activities:
      Realized loss                                                                152,845                 3,327,559
      Net unrealized loss                                                       29,202,791                24,684,240
      Changes in assets and liabilities:
           Management fee payable                                                        -                  (105,876)
           Accounts payable                                                      1,725,002                         -
           Prepaid expenses                                                     (1,099,375)                        -
           Interest receivable                                                      63,663                    51,907
           Receivable for investments sold                                         379,632                         -
           Other Receivables                                                       (23,503)                        -
      Purchases of preferred stock                                              (1,999,998)              (19,434,000)
      Purchases of debt instruments                                            (19,955,000)                        -
      Purchases of short-term investments                                     (138,754,680)              (87,624,636)
      Purchases of cash equivalents                                           (550,005,996)             (514,727,530)
      Proceeds from preferred stocks                                                57,365                 6,670,283
      Proceeds from debt instruments                                                70,030                         -
      Sales/maturities of short-term investments                                65,000,000               145,053,578
      Sales/maturities of cash equivalents                                     611,157,643               515,450,734
                                                                     ----------------------         -----------------
      NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                     (40,469,403)               44,309,308
                                                                     ----------------------         -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Re-purchases of capital stock                                             (2,894,917)                        -
      Distributions                                                                      -                  (728,690)
                                                                     ----------------------         ------------------

      NET CASH USED FOR FINANCING ACTIVITIES                                    (2,894,917)                 (728,690)
                                                                     ----------------------         ------------------

 Net change in cash and cash equivalents for the period                        (43,364,320)               43,580,618
                                                                     ----------------------         ------------------

 Cash and cash equivalents, beginning of period                                 78,873,485                12,353,422
                                                                     ----------------------         ------------------

 Cash and cash equivalents, end of period                             $         35,509,165           $    55,934,040
                                                                     ----------------------         ------------------









                   The accompanying notes are an integral part of these financial statements.


                                                          MVC CAPITAL
                                              STATEMENT OF SHAREHOLDERS' EQUITY
                                                          (UNAUDITED)



                                                               ADDITIONAL                                TOTAL
                                                 COMMON         PAID IN          ACCUMULATED         SHAREHOLDERS'
                                                  STOCK         CAPITAL            DEFICIT              EQUITY

BALANCE AT NOVEMBER 1, 2001                    $ 165,000    $ 311,485,000      $ (57,178,444)      $  254,471,556
Distributions                                          -                -           (728,690)            (728,690)
Net decrease in net assets from operations             -                -        (29,036,951)         (29,036,951)
                                              ----------    -------------      --------------      ---------------
BALANCE AT APRIL 30, 2002                      $ 165,000    $ 311,485,000      $ (86,944,085)      $  224,705,915
                                              ----------    -------------      --------------      ---------------


BALANCE AT NOVEMBER 1, 2002                    $ 165,000    $ 311,485,000      $(116,263,523)      $  195,386,477
Shares Repurchased (347,400)                      (3,474)      (2,891,443)                 -           (2,894,917)
Net decrease in net assets from operations             -                -        (36,439,822)         (36,439,822)
                                              ----------    -------------      --------------      ---------------
BALANCE AT APRIL 30, 2003                      $ 161,526    $ 308,593,557      $(152,703,345)      $  156,051,738
                                              ----------    -------------      --------------      ---------------





























                   The accompanying notes are an integral part of these financial statements.


                                             MVC CAPITAL
                                 SELECTED PER SHARE DATA AND RATIOS



                                                             FOR THE PERIOD             FOR THE
                                                            NOVEMBER 1, 2002           YEAR ENDED
                                                           TO APRIL 30, 2003         OCTOBER 31, 2002
                                                             (UNAUDITED)

Net asset value, beginning of period                       $          11.84          $         15.42

Loss from investment operations:

     Net investment loss                                              (0.44)                   (0.19)

     Net realized and unrealized loss on investments                  (1.80)                   (3.35)
                                                           -----------------         ----------------
     Total loss from investment operations                            (2.24)                   (3.54)
                                                           -----------------         ----------------
Less distributions from:

     Net investment income                                               -                     (0.04)
                                                           -----------------         ----------------

     Total distributions
                                                                         -                     (0.04)
                                                           -----------------         ----------------

Capital share transactions
     Anti-dilutive effect of Share Repurchase Program                  0.06                        -

Net asset value, end of period                             $                         $
                                                                       9.66                    11.84
                                                           =================         ================
Market Value, end of period                                $           7.92          $          7.90
                                                           =================         ================
Discount                                                             -18.01%                  -33.28%

TOTAL RETURN - AT NAV (a)                                            -18.41%                  -22.88%

TOTAL RETURN - AT MARKET (a)                                           0.25%                  -14.22%


RATIOS AND SUPPLEMENTAL DATA:

Net assets, end of period (in thousands)                   $        156,052          $       195,386

Ratios to average net assets:

     Expenses (b)                                                      7.31%                    3.02%

     Net investment loss (b)                                          -5.74%                   -1.37%


(a) Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge. Total return for periods of less than one year is not annualized.

(b) Annualized. The annualized expense ratio and net investment loss ratio for the six months ended April 30, 2003 include approximately $4.0 million of unannualized proxy/litigation fees and expenses. When these fees and expenses are excluded, the Fund's expense ratio is 5.03% and the net investment loss is -3.48%.


   The accompanying notes are an integral part of these financial statements.

                                                          MVC CAPITAL
                                                    SCHEDULE OF INVESTMENTS
                                                         APRIL 30, 2003
                                                           (UNAUDITED)


                                                                            Date of
                                                                            Initial
  Description                                        Shares/Principal      Investment              Cost                Fair Value
------------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCKS-18.53% (a, b, d, g) (NOTE 6, 7, 8)

  Actelis Networks, Inc. Series C                          1,506,025         May 2001       $     5,000,003         $     1,500,000

 *Blue Star Solutions, Inc.:
       Common Stock                                           49,474         May 2000             3,999,999                       -
       Series C Preferred                                     74,211         May 2000             5,999,999                       -
       Series C Warrants, expire 5/26/03                     136,054         May 2000                     -                       -

 *BlueStar Solutions Inc., Series D                        4,545,455         Feb. 2002            3,000,000               1,500,000

 *CBCA, Inc., Series E                                     5,729,562         Apr. 2002           11,999,990               8,000,000

  Cidera, Inc., Series D (e)                                 857,192         Aug. 2002            3,750,000                       -

  DataPlay, Inc., Series D (e)                             2,500,000         June 2001            7,500,000                       -

 *Endymion Systems, Inc., Series A                         7,156,760         June 2000            7,000,000               1,000,000

 *FOLIOFN, INC., SERIES C                                  5,802,259         June 2000           15,000,000               2,000,000

  Ishoni Networks, Inc., Series C                          2,003,607         Nov. 2000           10,000,003                       -

  Lumeta Corporation, Series A                               384,615         Oct. 2000              250,000                 250,000

  Lumeta Corporation, Series B                               266,846         June 2002              156,489                 156,489

  MainStream Data, Series D                                   85,719         Aug. 2002            3,750,001                 499,999

 *Pagoo, Inc., Series A-1                                  1,956,026         July 2000           11,569,939                       -

 *Phosistor Technologies, Inc., Series B                   6,666,667         Jan. 2002            1,000,000                       -

 *ProcessClaims, Inc., Series C                            6,250,000         June 2001            2,000,000               2,000,000

 *ProcessClaims, Inc., Series D                              849,257         May 2002               400,000                 400,000

 *ProcessClaims, Inc.
     Series E warrants, expire 12/31/05                      873,362         May 2002                    20                       -

 *SafeStone Technologies PLC, Series A                     1,714,455         Dec. 2000            3,515,403                       -

 *SafeStone Technologies PLC, Series B                       391,923         July 2002              500,000                 250,000

  ShopEaze Systems, Inc., Series B (f)                     2,097,902         May 2000             6,000,000                       -

 *Sonexis, Inc., Series C                                  2,590,674         June 2000           10,000,000               2,000,000

 *Sygate Technologies, Inc., Series D                      9,756,098         Oct. 2002            4,000,000               4,000,000

 *Vendio Services, Inc., Common Stock (c)                     10,476         June 2000            5,500,000                       -

 *Vendio Services, Inc., Series A (c)                      6,443,188         Jan. 2002            1,134,001               1,134,001






                               The accompanying notes are an integral part of these financial statements.


                                                MVC CAPITAL
                                         SCHEDULE OF INVESTMENTS
                                              APRIL 30, 2003
                                               (UNAUDITED)

                                                                            Date of
                                                                            Initial
  Description                                      Shares/Principal        Investment              Cost                Fair Value
------------------------------------------------------------------------------------------------------------------------------------

 *Yaga, Inc., Series A                                     4,000,000         Nov. 2000                 300,000                   -

 *Yaga, Inc.:
       Series B                                            1,000,000         June 2001               2,000,000             230,000
       Series B Warrants, expire 06/08/04                    100,000         June 2001                       -                   -

 *0-In Design Automation, Inc., Series E                   2,239,291         Nov. 2001               4,000,001           4,000,001
                                                                                            ------------------      --------------

TOTAL PREFERRED STOCKS                                                                             129,325,848          28,920,490
                                                                                            ==================      ==============
DEBT INSTRUMENTS-10.21% (a, b)

  Arcot Systems, Inc. (h)
     10.0000%, 12/31/2005                                  5,050,000         Dec. 2002               5,004,890           2,500,000

  BS Management Limited (g)
     12.0000%, 09/30/2003                                  3,000,000         Dec. 2002               2,929,970           1,464,985

  Determine Software, Inc.
     12.0000%, 01/31/2006                                  2,025,000         Feb. 2003               2,006,285           2,006,285

  Determine Software, Inc., Series C Warrants              2,229,955         Feb. 2003                       -                   -

  Intergral Development Corporation (h)
     10.0000%, 12/31/2005                                  5,050,000         Dec. 2002               5,004,890           5,004,890

  Synhrgy HR Technologies
     12.0000%, 12/23/2005                                  5,000,000         Dec. 2002               4,954,592           4,954,592

  Synhrgy HR Technologies, Series B-1 Warrant                 43,750         Dec. 2002                       -                   -
                                                                                            --------------------    --------------

TOTAL DEBT INSTRUMENTS                                                                              19,900,627          15,930,752
                                                                                            --------------------    ---------------


SUBORDINATED NOTES-0.00% (a, b)

  DataPlay, Inc. (e)
     6.000%, 05/15/2005                                    2,000,000         May 2002                 2,000,000                   -

  DataPlay, Inc. (e)
     6.000%, 06/17/2005                                      500,000         June 2002                  500,000                   -

  DataPlay, Inc. (e)
     6.000%, 09/24/2005                                      200,000         Sept. 2002                 200,000                   -

  DataPlay, Inc. (e)
     6.000%, 08/16/2005                                      200,000         Aug. 2002                  200,000                   -

  DataPlay, Inc. (e)
     6.000%, 08/26/2005                                      400,000         Aug. 2002                  400,000                   -

  DataPlay, Inc. (e)
     6.000%, 09/03/2005                                      200,000         Sept. 2002                 200,000                   -

  DataPlay, Inc. (e)
     6.000%, 06/27/2005                                    1,000,000         June 2002                1,000,000                   -
                                                                                            --------------------    ---------------

TOTAL SUBORDINATED NOTES                                                                              4,500,000                   -
                                                                                            --------------------    ---------------


                               The accompanying notes are an integral part of these financial statements.


                                                          MVC CAPITAL
                                                   SCHEDULE OF INVESTMENTS
                                                          APRIL 30, 2003
                                                           (UNAUDITED)


                                                                            Date of
                                                                            Initial
  Description                                      Shares/Principal        Investment              Cost              Market Value
------------------------------------------------------------------------------------------------------------------------------------

SHORT-TERM SECURITIES-49.48% (b)

  U.S. GOVERNMENT & AGENCY SECURITIES-49.48% (b)

       U.S. Treasury Bill
          1.2400%, 06/26/2003                              9,000,000         Mar. 2003             8,985,440              8,985,440

       U.S. Treasury Bill
          1.1800%, 07/03/2003                             20,110,000         Mar. 2003            20,073,363             20,073,363

       U.S. Treasury Bill
          1.2200%, 07/10/2003                             13,699,000         Mar. 2003            13,670,416             13,670,416

       U.S. Treasury Bill
          1.2500%, 07/17/2003                             15,715,000         Mar. 2003            15,678,637             15,678,637

       U.S. Treasury Bill
          1.1900%, 07/24/2003                              9,427,000         Mar. 2003             9,402,675              9,402,675

       U.S. Treasury Bill
          1.1680%, 07/31/2003                              9,430,000         Mar. 2003             9,404,414              9,404,414
                                                                                            --------------------    ---------------
  TOTAL U.S. GOVERNMENT & AGENCY SECURITES                                                        77,214,945             77,214,945
                                                                                            --------------------    ---------------

TOTAL SHORT-TERM SECURITIES                                                                       77,214,945             77,214,945
                                                                                            --------------------    ---------------


CASH AND CASH EQUIVALENTS-22.76% (b)

  COMMERICAL PAPER-8.97% (b)

       AES Shady Point
         1.2700%, 05/06/2003                               5,800,000         Feb. 2003             5,798,977              5,798,977

       Citicorp
         1.2400%, 05/09/2003                               2,500,000         Mar. 2003             2,499,311              2,499,311

       Shell Finance
         1.24500%, 05/13/2003                              5,700,000         Feb. 2003             5,697,635             5,697,635
                                                                                            --------------------    ---------------


  TOTAL COMMERICAL PAPER                                                                          13,995,923             13,995,923
                                                                                            --------------------    ---------------

  MONEY MARKET FUNDS-0.09% (b)

  First American Prime Obligations Fund                      133,834         Nov. 2002               133,834                133,834
                                                                                            --------------------    ---------------




                               The accompanying notes are an integral part of these financial statements.



                                                          MVC CAPITAL
                                                    SCHEDULE OF INVESTMENTS
                                                          APRIL 30, 2003
                                                            (UNAUDITED)


                                                                            Date of
                                                                            Initial                                    Fair Value/
  Description                                      Shares/Principal        Investment              Cost               Market Value
------------------------------------------------------------------------------------------------------------------------------------

  U.S. GOVERNMENT & AGENCY SECURITIES-13.70% (b)

       U.S. Treasury Bill
          1.1800%, 07/03/2003                             16,006,000         April 2003           15,977,675             15,977,675

       U.S. Treasury Bill
          1.1900%, 07/24/2003                              5,415,000         April 2003            5,401,733              5,401,733
                                                                                            --------------------    ---------------

  TOTAL U.S. GOVERNMENT & AGENCY SECURITES                                                        21,379,408             21,379,408
                                                                                            --------------------    ---------------

TOTAL CASH AND CASH EQUIVALENTS                                                                  35,509,165              35,509,165
                                                                                            --------------------    ---------------

TOTAL INVESTMENTS-100.98% (b)                                                                   266,450,585             157,575,352
                                                                                            ====================    ===============



(a) These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b) Percentages are based on net assets of $156,051,738.

(c) As defined in the Investment Company Act of 1940, at April 30, 2003, the Fund was considered to have a controlling interest in Vendio Services, Inc.

(d) As defined in the Investment Company Act of 1940, all of the Fund's preferred and common stock and debt investments are in eligible portfolio companies except SafeStone Technologies PLC and BS Management Limited. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(e) Company in bankruptcy/liquidation.

(f) Company in dissolution.

(g) Non-income producing assets.

(h) Also received warrants to purchase a number of shares of preferred stock to be determined upon exercise.

* Affiliated Issuers (Total Market Value of $26,514,002): companies in which the Fund owns at least 5% of the voting securities.



   The accompanying notes are an integral part of these financial statements.

             meVC Draper Fisher Jurvetson Fund I, Inc. (the "Fund")
                          Notes to Financial Statements
                                 April 30, 2003
                                   (Unaudited)

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

2. CONCENTRATION OF MARKET RISK
     Financial instruments that subject the Fund to concentrations of market risk consist principally of preferred stocks, subordinated notes, and debt instruments, which represent approximately 28.74% of the Fund's net assets. As discussed in Note 3 and Note 4, investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Fund's fair value policies and procedures. The Fund's investment strategy represents a high degree of business and financial risk due to the fact that the investments include entities with little operating history or entities that possess operations in new or developing industries. These investments are subject to restrictions on resale because they were acquired from the issuer in private placement transactions.

3. PORTFOLIO INVESTMENTS
     During the six months ended April 30, 2003, the Fund invested a total of approximately $21.95 million in new and existing portfolio companies. Approximately $19.95 million was invested in five new companies: BS Management Limited, Synhrgy HR Technologies, Inc., Integral Development Corporation, Arcot Systems, Inc., and Determine Software, Inc. Approximately $2.0 million was invested in two follow-on investments in CBCA, Inc. As further discussed in Part II, Item 4, the current Board of Directors was elected at the Annual Meeting of Stockholders held on February 28, 2003. All investments made during the six months ended April 30, 2003 were made under the supervision of the former Board of Directors. There have been no new investments made under the supervision of the current Board of Directors. The Fund also had one portfolio company exit event with proceeds totaling approximately $33,000 and a realized loss totaling approximately $178,000 from the final disbursement of assets from EXP Systems, Inc., had one gain of $25,000 representing proceeds received from MediaPrise in excess of the Fund's complete write-off of the investment in MediaPrise during the fiscal year ended October 31, 2002, and had one company return capital totaling approximately $70,000 from BS Management. The Fund also received early repayment of the INFOUSA, Inc. promissory note with proceeds of $1,845,445, representing full repayment of the note and outstanding accrued interest.
     In connection with the Fund's $5.05 million Credit Facility with Arcot Systems, Inc., the Fund also received warrants to purchase shares of Series E Convertible Preferred Stock of Arcot Systems, Inc., equal to 3% of the outstanding common stock on a fully diluted basis, at an exercise price of approximately $0.97 per share, as adjusted. The warrants expire on December 31, 2009.
     In connection with the Fund's $5.05 million Credit Facility with Integral Development Corporation, the Fund also received warrants to purchase shares of Series C Convertible Preferred Stock of Integral Development Corporation (or a future round of Preferred Stock), equal to the number obtained by multiplying the outstanding common stock by 0.030928, at an exercise price equal to the price per share at which the Integral issues its next Preferred Stock, or if a future financing does not occur before June 29, 2003, at an exercise price equal to $0.70 per share. The warrants expire on December 31, 2009.

     As a result of the change in the composition of the Board of Directors, the Valuation Committee existing at the time of the change (the "Former Valuation Committee") was replaced, with the current Board electing new members to serve on this committee (the "Current Valuation Committee"). For the six months ended April 30, 2003, the Former Valuation Committee and/or the Current Valuation Committee of the Board of Directors marked down the value of the Fund's investments in Actelis Networks, Inc., Arcot Systems, Inc., BlueStar Solutions, Inc., BS Management, CBCA, Inc., Endymion Systems, Inc., FOLIOFN, Inc., Ishoni Networks, Inc., Lumeta Corporation, Pagoo, Inc., Phosistor Technologies, Inc., ProcessClaims, Inc., SafeStone Technologies PLC, Sonexis, Inc., Yaga, Inc., and DataPlay Inc., and wrote-off all of the accrued interest from the DataPlay
Promissory Notes. At October 31, 2002, the fair value of all portfolio investments was $54.2 million with a cost of $133.9 million and at April 30, 2003 the fair value of the portfolio investments was $28.9 million with a cost of $129.3 million.

4. COMMITMENTS AND CONTINGENCIES
     The Fund occupies its office space pursuant to an operating lease, which is scheduled to expire on October 31, 2005. Future payments under this lease total $746,250, with annual minimum payments of $298,500. The Fund is attempting to either buy-out this lease or sub-lease its existing office space, but there can be no assurances such efforts will be successful, nor can the Fund accurately predict the terms of any such transaction.
     On February 13, 2003, the Fund entered into new Directors & Officers/Professional Liability Insurance policies with a cost of approximately $1.4 million. The cost will be amortized over the life of the policy, through February 2004.
     During the six months ended April 30, 2003, the Fund accrued $4.0 million for legal and proxy solicitation fees and expenses, which includes $2.2 million accrued at the direction of the Board of Directors, to reimburse the legal and proxy solicitation fees and expenses of two major Fund shareholders, Millenco, L.P. and Karpus Investment Management, including their costs of obtaining judgment against the Fund in the Delaware Chancery Court and costs associated with the proxy process and the election of the current Board of Directors. A review is being made of the Fund's rights of reimbursement for expenses and losses to determine what amounts, if any, may be recoverable by the Fund.
     At April 30, 2003 and October 31, 2002, all of the Fund's investments in preferred and common stocks totaling $28.9 million (18.5% of net assets) and $50.1 million (25.6% of net assets), respectively, investments in debt instruments totaling $15.9 million (10.2% of net assets) and $0.0, respectively, and investments in subordinated notes totaling $0.0 and $4.1 million (2.1% of net assets), respectively, have been carried at fair value as determined by the valuation committee of the Board of Directors, due to the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, these values may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

5. CERTAIN REPURCHASES OF EQUITY SECURITIES BY THE ISSUER
     During the six months ended April 30, 2003, the Fund repurchased 347,400 of its shares at an average price of approximately $8.28, excluding brokerage fees. The Fund ceased repurchasing shares after the current Board of Directors was elected on February 28, 2003. The Fund's repurchase of shares was conducted according to a written plan for the purpose of satisfying the provisions set forth in Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934 (the "Exchange Act").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Fund and its investment portfolio companies. Words such as MAY, WILL, EXPECT, BELIEVE, ANTICIPATE, INTEND, COULD, ESTIMATE, MIGHT and CONTINUE, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Fund's filings with the Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Fund should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report.

SELECTED FINANCIAL DATA
     The following table sets forth, for the periods indicated selected financial data:

------------------------------------- -------------------- --------------------
STATEMENT OF OPERATIONS DATA:           SIX MONTHS ENDED     SIX MONTHS ENDED
                                         APRIL 30, 2003       APRIL 30, 2002
------------------------------------- -------------------- --------------------
------------------------------------- -------------------- --------------------
Total investment income                        $1,377,566          $1,979,552
------------------------------------- -------------------- --------------------
Total operating expenses                       $8,461,752          $3,004,704
------------------------------------- -------------------- --------------------
Net investment loss                          $(7,084,186)        $(1,025,152)
------------------------------------- -------------------- --------------------
Net realized loss on investments               $(152,845)        $(3,327,559)
------------------------------------- -------------------- --------------------
Net unrealized loss on investments          $(29,202,791)       $(24,684,240)
------------------------------------- -------------------- --------------------
------------------------------------- -------------------- --------------------
BALANCE SHEET DATA:                        APRIL 30, 2003    OCTOBER 31, 2002
------------------------------------- -------------------- --------------------
Total assets                                $158,901,263        $196,511,000
------------------------------------- -------------------- --------------------
Total liabilities                             $2,849,525          $1,124,523
------------------------------------- -------------------- --------------------
Total Shareholders Equity                   $156,051,738        $195,386,477
------------------------------------- -------------------- --------------------
Net asset value per share                          $9.66              $11.84
------------------------------------- -------------------- --------------------

OVERVIEW
     The Fund is a non-diversified investment company that is regulated as a business development company under the 1940 Act. The Fund provides equity and debt financing to privately held companies which historically have consisted primarily of information technology companies. The primary investment objective is to achieve long-term capital appreciation in the value of its investments.
     Historically the Fund's investing activities have focused on private equity securities. Generally, private equity investments are structured as convertible preferred stock. Generally, portfolio companies do not pay dividends and consequently current income has not been a significant part of the equity portfolio. Private equity investments typically range up to $10.0 million and the Fund's goal had been for these investments to achieve liquidity within three to five years. Typically a cash return on the investment is not received until a liquidity event, i.e. such as a public offering or merger, occurs. On September 30, 2002 the Fund announced a new strategy of investing its capital in debt securities by providing debt financing to late stage venture capital backed information technology companies. As noted in Part II, Item 4, on February 28, 2003 the current Board of Directors to the Fund was elected. The current Board has not made any new portfolio investments and continues to assess the Fund's investment strategy going forward.

INVESTMENT INCOME
     Dividend and interest income for the six months ended April 30, 2003 and 2002 were $1.4 million and $2.0 million, respectively. The reduction in dividend and interest income during the six months ended April 30, 2003 was primarily the result of lower interest rates on a reduced cash balance.

OPERATING EXPENSES
     Operating expenses for the six months ended April 30, 2003 and 2002 were $8.5 million and $3.0 million, respectively.
     From inception through June 19, 2002, the Fund operated under an advisory agreement with meVC Advisers, Inc. (the "Former Adviser"). The Fund was charged a management fee by the Former Adviser at an annual rate of 2.5% of the weekly net assets of the Fund. The Former Adviser agreed to pay all Fund expenses above and beyond the 2.5% paid to the Former Adviser by the Fund. The Former Adviser resigned without notice on June 19, 2002 whereupon the Board of Directors for the Fund voted to internalize all management and administrative functions of the Fund. Consequently, since June 19, 2002, the Fund has directly paid all of its own operating expenses in addition to legal fees and proxy solicitation expenses of incumbent directors.
      Subsequent to the resignation of meVC Advisers, the Fund determined that meVC Advisers had not paid certain vendors for services performed on behalf of the Fund, which meVC Advisers had agreed to pay. On August 30, 2002, the Fund paid or accrued $463,535 in expenses to pay those vendors, which resulted in a $0.028 decrease in net asset value per share. See "Legal Proceedings" in Part II of this Form 10-Q for a discussion of legal action against meVC Advisers by Millenco L.P., a stockholder of the Fund, to recover certain advisory fees paid by the Fund to meVC Advisers.
     On February 7, 2003, the Fund acquired various assets from Sand Hill Capital Holdings, Inc. for the Fund's operations, including but not limited to, furniture and systems hardware and software. The assets were purchased for $24,000.
     On February 13, 2003, the Fund entered into new Directors & Officers/Professional Liability Insurance policies with a cost of approximately $1.4 million. The cost will be amortized over the life of the policy, through February 2004.
     During the six months ended April 30, 2003, the Fund accrued $4.0 million for legal and proxy solicitation fees and expenses, which includes $2.2 million accrued at the direction of the Board of Directors, to reimburse the legal and proxy solicitation fees and expenses of two major Fund shareholders, Millenco, L.P. and Karpus Investment Management, including their costs of obtaining judgment against the Fund in the Delaware Chancery Court and costs associated with the proxy process and the election of the current Board of Directors. A review is being made of the Fund's rights of reimbursement for expenses and losses to determine what amounts, if any, may be recoverable by the Fund.
     Significant components of operating expenses for the six months ended April 30, 2003 include proxy/litigation fees & expenses of $4,037,327 (discussed above), salaries and benefits of $1,892,290, legal fees of $1,151,711, facilities fees of $439,027, insurance fees of $321,534, directors' fees of $312,231 and audit fees of $99,591.

REALIZED GAIN AND LOSS ON PORTFOLIO SECURITIES
     For the six months ended April 30, 2003, the Fund had a net realized loss of $152,845. Such loss was realized mainly from the disbursement of assets from EXP Systems, Inc. to its preferred shareholders.
     For the six months ended April 30, 2002, the Fund had a net realized loss of $3.3 million. Such loss was realized mainly from the transaction involving the assets of INFOUSA.com, Inc. being acquired by INFOUSA, Inc., the parent company of INFOUSA.com, Inc. In return, the Fund received proceeds of $6.7 million on its original investment of approximately $10.0 million, resulting in a realized loss of $3.3 million for the Fund.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES
     During the six months ended April 30, 2003, the Fund had a net increase in unrealized depreciation on investment transactions of $29.2 million. Such depreciation resulted from the Former Valuation Committee's and/or the Current Valuation Committee's decisions to mark down the fair value of the Fund's investments in Actelis Networks, Inc., Arcot Systems, Inc., BlueStar Solutions, Inc., BS Management, CBCA, Inc., Endymion Systems, Inc., FOLIOFN, Inc., Ishoni Networks, Inc., Lumeta Corporation, Pagoo, Inc., Phosistor Technologies, Inc., ProcessClaims, Inc. DataPlay, Inc., SafeStone Technologies PLC, Sonexis, Inc. and Yaga, Inc. The Former Valuation Committee marked down the fair value of the Fund's investments by $6.6 million and the Current Valuation Committee marked down the fair value of the Fund's investments by $22.6 million. The Former Valuation Committee and/or the Current Valuation Committee decided to write down the carrying value of the investments for a variety of reasons including, but not limited to, portfolio company performance, prospects of a particular sector, data on purchases or sales of similar interests of the portfolio company, cash consumption, cash on-hand, valuation comparables, the likelihood of a company being able to attract further financing, a third party valuation event, limited liquidity options, and a company's likelihood or ability to meet financial obligations.
     For the six months ended April 30, 2003, the increase in the Fund's accumulated deficit was $36.4 million and the total accumulated deficit since inception is $152.7 million; the accumulated deficit is due primarily to the Fund's mark down of the valuations of certain portfolio company investments. Management expects the unrealized losses of the Fund's investments in ShopEaze Systems, Inc. to be realized as soon as dissolution papers are completed and signed by the company's respective inside investors.
     For the six months ended April 30, 2002, the Fund had a net increase in unrealized depreciation of $24.7 million. Such depreciation also resulted mainly from the Fund's mark down of the value of the Fund's investments in certain portfolio companies. During the six months ended April 30, 2002, the increase in the Fund's accumulated deficit was $29.8 million and the total accumulated deficit since inception was $87.0 million. Such deficit also resulted mainly from the mark down of the value of the Fund's investments in certain portfolio companies.

PORTFOLIO INVESTMENTS
     At April 30, 2003, the cost of equity investments held by the Fund to date was $129.3 million, and their aggregate fair value was $28.9 million. In addition the Fund held subordinated notes in portfolio companies with a cost of $4.5 million and aggregate fair value of $0.0 million. Also, the fund held debt instruments with a cost of $19.9 million and an aggregate fair value of $15.9 million. Management continues to evaluate opportunities for its portfolio companies to realize value for the Fund and its stockholders.

     At April 30, 2003, the Fund had active investments in the following portfolio companies:


   ACTELIS NETWORKS, INC.

     Actelis Networks, Inc. ("Actelis"), Fremont, California, enables telecommunications carriers and service providers to deliver high-speed, high-quality broadband services over the existing copper wire infrastructure.
     At October 31, 2002, the Fund's investment in Actelis consisted of 1,506,025 shares of Series C Preferred Stock at a cost of approximately $5.0 million. The investment was assigned a fair value of approximately $2.5 million, or approximately $1.66 per share.
     The Current Valuation Committee marked down the carrying value of the Fund's investment in Actelis by writing down the investment by $1.0 million to $1.5 million.
     At April 30, 2003, the Fund's investment in Actelis consisted of 1,506,025 shares of Series C Preferred Stock at a cost of approximately $5.0 million. The investment has been assigned a fair value of $1.5 million, or approximately $1.00 per share.

   ARCOT SYSTEMS, INC.

     Arcot Systems, Inc. ("Arcot"), Santa Clara, California, develops solutions to address the challenges of securing e-business applications in Internet-scale and transactional environments.
     On December 30, 2002, the Fund entered into an investment of approximately $5.0 million in the form of a Credit Facility with Arcot maturing on December 31, 2005. The note earns a floating rate of interest at prime plus 5% per annum with a floor at 10% per annum and a ceiling at 12% per annum on the outstanding balance of the note. In connection with the Fund's $5.05 million Credit Facility with Arcot Systems, Inc., the Fund also received warrants to purchase shares of Series E Convertible Preferred Stock of Arcot Systems, Inc., equal to 3% of the outstanding common stock on a fully diluted basis, at an exercise price of $0.966 per share, as adjusted. The warrants expire on December 31, 2009.
     The Current Valuation Committee marked down the carrying value of the Fund's investments in Arcot by writing down the investment by $2.5 million to $2.5 million.
     At April 30, 2003, the Fund's investment in Arcot consisted of an outstanding balance on the loan of $5.05 million with a cost of approximately $5.0 million. The investment has been assigned a fair value of $2.5 million.

   BLUESTAR SOLUTIONS, INC.

     BlueStar Solutions, Inc. ("BlueStar"), Cupertino, California, is a provider of enterprise applications outsourcing services. BlueStar delivers complete end-to-end services for managing SAP applications.
     At October 31, 2002, the Fund's investments in BlueStar consisted of 74,211 shares of Series C Preferred Stock, 4,545,455 shares of Series D Preferred Stock, 49,474 shares of Common Stock, and 136,054 warrants to purchase 136,054 shares of Series C Preferred Stock with a combined cost of approximately $13.0 million. The investments were assigned a fair value of $4.5 million, or approximately $20.21 per share of the Series C Preferred Stock, approximately $0.66 per share of the Series D Preferred Stock, $0.00 per share of the Common Stock, and $0.00 per warrant.
     The Current Valuation Committee marked down the carrying value of the Fund's investments in BlueStar by writing down the Series C Preferred Stock by $1.5 million to $0.0 and by writing down the Series D Preferred Stock by $1.5 million to $1.5 million.
     At April 30, 2003, the Fund's investments in BlueStar consisted of 74,211 shares of Series C Preferred Stock, 4,545,455 shares of Series D Preferred Stock, 49,474 shares of Common Stock, and 136,054 warrants to purchase 136,054 shares of Series C Preferred Stock with a combined cost of approximately $13.0 million. The investments have been assigned a fair value of $1.5 million, or $0.00 per share of the Series C Preferred Stock, approximately $0.33 per share of the Series D Preferred Stock, $0.00 per share of the Common Stock, and $0.00 per warrant.

   BS MANAGEMENT

     On December 18, 2002, the Fund entered into an investment of $3.0 million in the form of a Loan Agreement with BS Management maturing on March 17, 2003. BS Management is based in the Isle of Man.
     On March 3, 2003, after the Annual Meeting, but prior to the physical transfer of control by the former Board to the current Board, a former officer and director of the Fund signed a document which purported to extend the maturity date of the loan to BS Management from March 2003 to September 2003 and to modify other terms of the loan which could result in the impairment of the Fund's rights as a lender and the collectability of the loan. The original March 2003 maturity date passed without payment to the Fund of any principal or interest on the loan. The Fund believes that BS Management is a shell corporation without material assets apart from its interest in the loan and its proceeds. The Fund believes that approximately $2.8 million of the loan remains unspent in an account at an Ireland law firm which advised the Fund in the BS Management transaction. The current Board is taking steps intended to recover the unspent proceeds of the loan. No assurance can be given as to whether or when the Fund will be able to recover all or any part of this money.

     The Current Valuation Committee marked down the carrying value of the Fund's investment in BS Management by writing down the loan by $1.5 million to $1.5 million. Subsequent thereto, on April 13, 2003, the Fund received a partial return of capital from BS Management of approximately $70,000.
     At April 30, 2003, the Fund's investment in BS Management has been assigned a fair value of approximately $1.5 million.
     The United States Securities and Exchange Commission (the "SEC") requested that the Fund provide it with documents and other information concerning the BS Management transaction, and the Fund has complied with such requests.

   CBCA, INC.

     CBCA, Inc. ("CBCA"), Oakland, California, has developed an automated health benefit claims processing and payment system that includes full website functionality.
     At October 31, 2002, the Fund's investment in CBCA consisted of 4,774,636 shares of Series E Preferred Stock with a cost of approximately $10.0 million. The investment was assigned a fair value of approximately $10.0 million, or approximately $2.09 per share.
     On December 20, 2002, the Fund entered into a follow-on investment of $1.0 million in CBCA, consisting of 477,463 shares of Series E Preferred Stock at approximately $2.09 per share.
     On December 31, 2002, the Fund entered into a follow-on investment of $1.0 million in CBCA, consisting of 477,463 shares of Series E Preferred Stock at approximately $2.09 per share.
     The Current Valuation Committee marked down the carrying value of the Fund's investments in CBCA by writing down the Series E Preferred Stock by $4.0 million to $8.0 million.
     At April 30, 2003, the Fund's investment in CBCA consisted of 5,729,562 shares of Series E Preferred Stock with a cost of approximately $12.0 million. The investment has been assigned a fair value of $8.0 million, at approximately $1.40 per share.
     John Grillos, the former Chief Executive Officer of the Fund, served as a director of CBCA and resigned his directorship on March 6, 2003.

   CIDERA, INC./MAINSTREAM DATA, INC.

     Cidera, Inc. ("Cidera"), Laurel, Maryland, provides satellite-based delivery of broadband content directly to Internet access points closest to the end users. Mainstream Data, Inc. ("Mainstream"), Salt Lake City, Utah, builds and operates satellite, Internet, and wireless broadcast networks for the world's largest information companies. Mainstream Data networks deliver text news, streaming stock quotations, and digital images to subscribers around the world. At October 31, 2002, the Fund's investment in Cidera consisted of 857,192 shares of Series D Preferred Stock with a cost of approximately $7.5 million.
The investment was assigned a fair value of approximately $500,000, or approximately $0.58 per share. Subsequent to October 31, 2002, Mainstream was spun out from Cidera, resulting in a 50%/50% cost basis split between the two investments.
     At April 30, 2003, the Fund's investment in Cidera consisted of 857,192 shares of Series D Preferred Stock with a cost of approximately $3.75 million. The investment has been assigned a fair value of $0.0, or $0.00 per share.
     At April 30, 2003, the Fund's investment in Mainstream consisted of 85,719 shares of Series D Preferred Stock with a cost of approximately $3.75 million. The investment has been assigned a fair value of approximately $500,000 or approximately $5.83 per share.

   DATAPLAY, INC.

     DataPlay, Inc. ("DataPlay"), Boulder, Colorado, developed new ways of enabling consumers to record and play digital content.
     At October 31, 2002, the Fund's total investment in DataPlay, with a cost basis of $12.0 million, consisted of 2,500,000 shares of Series D Preferred Stock and seven promissory notes with a combined cost of $4.5 million. The investment had been assigned a fair value of approximately $2.25 million, comprising $0.00 per share for the Series D Preferred Stock and 50% of the face value of the promissory notes.
     On November 20, 2002, DataPlay filed for bankruptcy under Chapter 11 of the U.S. Code.
     On January 15, 2003, the Former Valuation Committee marked down the remaining value of the Fund's investment in all of the Promissory Notes issued by DataPlay by $2.25 million and wrote off all of the accrued interest from the Notes.
     At April 30, 2003, the Fund's total investment in DataPlay consisted of 2,500,000 shares of Series D Preferred Stock with a cost basis of $12.0 million and seven promissory notes with a combined cost of $4.5 million. The investment has been assigned a fair value of $0.0.

   DETERMINE SOFTWARE, INC.

     Determine Software, Inc. ("Determine"), San Francisco, California, is a provider of web-based contract management software.
     On February 5, 2003, the Fund entered into an investment of approximately $2.0 million in the form of a Credit Facility with Determine maturing on January 31, 2006. The note earns a floating rate of interest at prime plus 5% per annum with a floor at 12% per annum on the outstanding balance. The Fund also received 2,229,955 warrants to purchase a future round of convertible preferred stock at a price of $0.205 per share. The warrants expire on January 31, 2010.
     At April 30, 2003, the Fund's investment in Determine consisted of an outstanding balance on the loan of $2.02 million with a cost of approximately $2.0 million. The investment is being valued at approximately $2.0 million and the warrants are being valued at $0.0.

   ENDYMION SYSTEMS, INC.

     Endymion Systems, Inc. ("Endymion"), Oakland, California, is a single source supplier for strategic, web-enabled, end-to-end business solutions that help its customers leverage Internet technologies to drive growth and increase productivity.
     At October 31, 2002, the Fund's investment in Endymion consisted of 7,156,760 shares of Series A Preferred Stock with a cost of approximately $7.0 million. The investment was assigned a fair value of $2.0 million, or approximately $0.28 per share.
     The Current Valuation Committee marked down the carrying value of the Fund's investments in Endymion by writing down the Series A Preferred Stock by $1.0 million to $1.0 million.
     At April 30, 2003, the Fund's investment in Endymion consisted of 7,156,760 shares of Series A Preferred Stock with a cost of approximately $7.0 million. The investment has been assigned a fair value of $1.0 million, at approximately $0.14 per share.

   FOLIOFN, INC.

     FOLIOFN, Inc. ("FOLIOFN"), Vienna, Virginia, is a financial services technology company that delivers leading-edge investment solutions to financial services firms and investors.
     At October 31, 2002, the Fund's investment in FOLIOFN consisted of 5,802,259 shares of Series C Preferred Stock with a cost of $15.0 million. The investment was assigned a fair value of approximately $3.0 million, or approximately $0.52 per share.
     The Current Valuation Committee marked down the carrying value of the Fund's investments in FOLIOFN by writing down the Series C Preferred Stock by $1.0 million to $2.0 million.
     At April 30, 2003, the Fund's investment in FOLIOFN consisted of 5,802,259 shares of Series C Preferred Stock with a cost of $15.0 million. The investment has been assigned a fair value of $2.0 million, at approximately $0.34 per share.
      John Grillos, the former Chief Executive Officer of the Fund, served as a director of FolioFN and resigned his directorship on March 10, 2003.

   INFOUSA.COM, INC.

     At October 31, 2002, the Fund's investment consisted of a $1.8 million promissory note from INFOUSA, Inc., the parent company of INFOUSA.com. The investment was assigned a fair value of $1.8 million.
     On March 5, 2003, the Fund received early repayment of the INFOUSA, Inc. promissory note with proceeds of $1,845,445 representing full repayment of the note and outstanding accrued interest.

   INTEGRAL DEVELOPMENT CORPORATION

     Integral Development Corporation ("Integral"), Mountain View, California, is a developer of technology which enables financial institutions to expand, integrate and automate their capital markets businesses and operations.
     On December 30, 2002, the Fund entered into an investment of approximately $5.0 million in the form of a Convertible Credit Facility with Integral maturing on December 31, 2005. The transaction earns a floating rate of interest at prime plus 5% per annum with a floor at 10% per annum and a ceiling at 12% per annum on the outstanding balance, prior to conversion. In connection with the Fund's $5.05 million Credit Facility with Integral Development Corporation, the Fund also received warrants to purchase shares of Series C Convertible Preferred Stock of Integral Development Corporation (or a future round of Preferred Stock), equal to the number obtained by multiplying the outstanding common stock by 0.030928, at an exercise price equal to the price per share at which the Integral issues its next Preferred Stock, or if a future financing does not occur before June 29, 2003, at an exercise price equal to $0.70 per share. The warrants expire on December 31, 2009.
     At April 30, 2003, the Fund's investment in Integral consisted of an outstanding balance on the loan of $5.05 million with a cost of approximately $5.0 million. The investment is being valued at approximately $5.0 million.

   ISHONI NETWORKS, INC.

     Ishoni Networks, Inc. ("Ishoni"), Santa Clara, California, is a developer of technology that allows customer premises equipment manufacturers and service providers to offer integrated voice, data and security services over a single broadband connection to residential and business customers.
     At October 31, 2002, the Fund's investment in Ishoni consisted of 2,003,607 shares of Series C Preferred Stock with a cost of approximately $10.0 million. The investment was assigned a fair value of $2.5 million, or approximately $1.25 per share.
     The Former Valuation Committee marked down the carrying value of the Fund's investments in Ishoni by writing down the Series C Preferred Stock by $2.5 million to $0.0.
     At April 30, 2003, the Fund's investment in Ishoni consisted of 2,003,607 shares of Series C Preferred Stock with a cost of approximately $10.0 million. The investment has been assigned a fair value of $0.0.

   LUMETA CORPORATION

     Lumeta Corporation ("Lumeta"), Somerset, New Jersey, is a developer of network management, security, and auditing solutions. The company provides businesses with a comprehensive analysis of their network security that reveals the vulnerabilities and inefficiencies of their corporate intranets.
     At October 31, 2002, the Fund's investment in Lumeta consisted of 384,615 shares of Series A Preferred Stock and 266,846 shares of Series B Preferred Stock with a cost of approximately $406,000. The investment was assigned a fair value of approximately $456,000, or approximately $0.70 per share for each the Series A and B Preferred Stock.
     The Current Valuation Committee marked down the carrying value of the Fund's investments in Lumeta by writing down the Series A Preferred Stock by $19,000 to its original cost of $250,000 and by writing down the Series B Preferred Stock from $187,000 to approximately $156,000.
     At April 30, 2003, the Fund's investment in Lumeta consisted of 384,615 shares of Series A Preferred Stock and 266,846 shares of Series B Preferred Stock with a combined cost of approximately $406,000. The investments have been assigned a fair value of approximately $406,000, or approximately $0.65 per share of Series A Preferred Stock and approximately $0.59 per share of Series B Preferred Stock.

   PAGOO, INC.

     Pagoo, Inc. ("Pagoo"), Lafayette, California, is a developer of Internet voice technologies offering Internet services direct to the consumer.
     At October 31, 2002, the Fund's investment in Pagoo consisted of 1,956,026 shares of Series A-1 Convertible Preferred Stock with a cost of approximately
$11.6 million. The investment was assigned a fair value of approximately $170,000, or approximately $0.09 per share.
     The Current Valuation Committee marked down the carrying value of the Fund's investment in Pagoo by writing down the Series A-1 Convertible Preferred Stock by approximately $170,000 to $0.0.
     At April 30, 2003, the Fund's investment in Pagoo consisted of 1,956,026 shares of Series A-1 Convertible Preferred Stock with a cost of approximately $11.6 million. The investment has been assigned a fair value of $0.0.
     Nino Marakovic, an employee of the Fund, serves as a director of Pagoo.

   PHOSISTOR TECHNOLOGIES, INC.

     Phosistor Technologies, Inc. ("Phosistor"), Pleasanton, California, designs and develops integrated semiconductor components and modules for global telecommunications and data communications networks.
     At October 31, 2002, the Fund's investment in Phosistor consisted of 6,666,667 shares of Series B Convertible Preferred Stock with a cost of approximately $1.0 million. The investment was assigned a fair value of approximately $1.0 million, or approximately $0.15 per share.
     The Current Valuation Committee marked down the remaining carrying value of the Fund's investments in Phosistor by $1.0 million to $0.0.
     At April 30, 2003, the Fund's investment in Phosistor consisted of 6,666,667 shares of Series B Preferred Stock with a cost of approximately $1.0 million. The investment has been assigned a fair value of $0.0.

   PROCESSCLAIMS, INC.

     ProcessClaims, Inc. ("ProcessClaims"), Manhattan Beach, California, provides web-based solutions and value added services that streamline the automobile insurance claims process for the insurance industry and its partners.
     At October 31, 2002, the Fund's investment in ProcessClaims consisted of 6,250,000 shares of Series C Preferred Stock, 849,257 shares of Series D
Preferred Stock, and 873,362 warrants to purchase 873,362 shares of Series E Convertible Preferred Stock with a combined cost of approximately $2.4 million. The investment was assigned a fair value of approximately $3.3 million, or approximately $0.471 per share of Series C Preferred Stock, approximately $0.471 per share of Series D Preferred Stock, and $0.00 per warrant.
     The Current Valuation Committee marked down the carrying value of the Fund's investments in ProcessClaims by writing down the Series C Preferred Stock by approximately $940,000 to $2.0 million.
     At April 30, 2003, the Fund's investments in ProcessClaims consisted of 6,250,000 shares of Series C Preferred Stock, 849,257 shares of Series D
Preferred Stock, and 873,362 warrants to purchase 873,362 shares of Series E Convertible Preferred Stock with a combined cost of approximately $2.4 million. The investments were assigned a fair value of approximately $2.4 million, or approximately $0.32 per share of Series C Preferred Stock, approximately $0.47 per share of Series D Preferred Stock, and $0.00 per warrant.
     Nino Marakovic, an employee of the Fund, serves as a director of ProcessClaims.

SAFESTONE TECHNOLOGIES PLC

     SafeStone Technologies PLC ("SafeStone"), Old Amersham, UK, provides organizations with secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.
     At October 31, 2002, the Fund's investments in SafeStone consisted of 1,714,455 shares of Series A Preferred Stock and 391,923 shares of Series B Preferred Stock with a combined cost basis of approximately $4.0 million. The investments were assigned a fair value of $2.7 million, or approximately $1.28 per share for each the Series A and B Preferred Stock.
     The Former Valuation Committee marked down the carrying value of the Fund's investments in SafeStone by writing down the remaining carrying value of the Series A Preferred Stock by approximately $1.19 million to $1.0 million.
     The Current Valuation Committee marked down the carrying value of the Fund's investments in SafeStone by writing down the remaining carrying value of the Series A Preferred Stock by approximately $1.0 million to $0.0 and by writing down the remaining carrying value of the Series B Preferred Stock by approximately $250,000 to $250,000.
     At April 30, 2003, the Fund's investments in SafeStone consisted of 1,714,455 shares of Series A Preferred Stock and 391,923 shares of Series B
Preferred Stock with a combined cost of approximately $4.0 million. The investments have been assigned a fair value of $250,000, or $0.00 per share of the Series A Preferred Stock and approximately $0.64 per share of the Series B Preferred Stock.

   SHOPEAZE SYSTEMS, INC.

     ShopEaze Systems, Inc. ("ShopEaze"), Sunnyvale, California, partnered with established retailers to help them build online businesses to complement their existing brick-and-mortar businesses.
     At October 31, 2002 and April 30, 2003, the Fund's investment in ShopEaze consisted of 2,097,902 shares of Series B Preferred Stock with a cost of approximately $6.0 million. At both October 31, 2002 and April 30, 2003, the investment has been assigned a fair value of $0.0. ShopEaze ceased operations during 2002.

   SONEXIS, INC.

     Sonexis, Inc. ("Sonexis"), Boston, Massachusetts, is the developer of a new kind of conferencing solution - Sonexis ConferenceManager - a modular platform that supports a breadth of audio and web conferencing functionality to deliver rich media conferencing.
     At October 31, 2002, the Fund's investment in Sonexis consisted of 2,590,674 shares of Series C Preferred Stock with a cost of approximately $10.0 million. The investment was assigned a fair value of $7.0 million, or approximately $2.70 per share.
     The Current Valuation Committee marked down the carrying value of the Fund's investment in Sonexis by writing down the Series C Preferred Stock by $5.0 million to $2.0 million.
     At April 30, 2003, the Fund's investment in Sonexis consisted of 2,590,674 shares of Series C Preferred Stock with a cost of approximately $10.0 million. The investment has been assigned a fair value of $2.0 million, or approximately $0.77 per share.

   SYGATE TECHNOLOGIES, INC.

     Sygate Technologies, Inc. ("Sygate"), Fremont, California, is a provider of enterprise-focused security policy enforcement solutions which provide the infrastructure to maintain an unbroken chain of control to IT Management.
     At October 31, 2002 and April 30, 2003, the Fund's investment in Sygate consisted of 9,756,098 shares of Series D Preferred Stock with a cost of approximately $4.0 million. At both October 31, 2002 and April 30, 2003, the investment was assigned a fair value of approximately $4.0 million, or approximately $0.41 per share.

   SYNHRGY HR TECHNOLOGIES, INC.

     Synhrgy HR Technologies, Inc. ("Synhrgy"), Houston, Texas, provides human resources technology and outsourcing services to Fortune 1000 companies.
     On December 26, 2002, the Fund entered into an investment of approximately $5.0 million in the form of a Credit Facility with Synhrgy HR Technologies, Inc. ("Synhrgy") maturing on January 3, 2006. The note earns a fixed rate of interest at 12% per annum on the outstanding balance of the note. The Fund also received 43,750 warrants to purchase Series B-1 Preferred Stock at a price of $8.00 per share. The warrants expire on December 23, 2009.
     At April 30, 2003, the Fund's investment in Synhrgy consisted of an outstanding balance on the loan of $5.0 million with a cost of approximately $4.95 million. The investment is being valued at approximately $4.95 million and the warrants are being valued at $0.0.

   VENDIO SERVICES, INC. (FORMERLY AUCTIONWATCH.COM, INC.)

     Vendio Services, Inc. ("Vendio"), formerly AuctionWatch.com, Inc., San Bruno, California, enables small businesses and entrepreneurs to build Internet sales channels by providing software solutions to help these merchants efficiently market, sell and distribute their products.
     At October 31, 2002 and April 30, 2003, the Fund's investments in Vendio consisted of 10,476 shares of Common Stock and 6,443,188 shares of Series A Preferred Stock at a cost of approximately $6.6 million. At both October 31, 2002 and April 30, 2003, the investments had been assigned a fair value of approximately $1.1 million, or $0.00 per share for the Common Stock and approximately $0.18 per share for the Series A Preferred Stock, respectively.
     On April 2, 2003, the portfolio company Auctionwatch changed its name to Vendio Services, Inc.
     Nino Marakovic, an employee of the Fund, serves as a director of Vendio.

   YAGA, INC.

     Yaga, Inc. ("Yaga"), San Francisco, California, provides an advanced hosted application service provider (ASP) platform that addresses emerging revenue and payment infrastructure needs of online businesses. Yaga's sophisticated payment and accounting application supports micropayments, aggregated billing and stored value accounts while also managing royalty/affiliate accounting and split payments.
     At October 31, 2002, the Fund's investment in Yaga consisted of 300,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred and 100,000 warrants to purchase 100,000 shares of Series B Preferred Shares with a combined cost of $2.3 million. The investments were assigned a fair value of $1.3 million, or $1.00 per share of Series A Preferred Stock and Series B Preferred Stock and $0.00 per warrant.
     The Former Valuation Committee marked down the carrying value of the Fund's investments in Yaga by writing down the Series A Preferred Stock by approximately $300,000 to $0.0 and the Series B Preferred Stock by approximately $350,000 to approximately $650,000.
     The Current Valuation Committee marked down the carrying value of the Fund's investments in Yaga by writing down the Series B Preferred Stock by approximately $420,000 to $230,000.
     At April 30, 2003, the Fund's investment in Yaga consisted of 300,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred and 100,000 warrants to purchase 100,000 shares of Series B Preferred Shares with a combined cost of $2.3 million. The investments have been assigned a fair value of $230,000, or $0.00 per share of the Series A Preferred Stock, approximately $0.23 per share of the Series B Preferred Stock and $0.00 per warrant.

   0-IN DESIGN AUTOMATION, INC.

     0-In Design Automation, Inc. ("0-In"), San Jose, California, is an electronic design automation (EDA) company providing functional verification products that help verify multi-million gate application specific integrated circuit (ASIC) and system-on-chip (SOC) chip designs.

     At October 31, 2002 and April 30, 2003, the Fund's investment in 0-In consisted of 2,239,291 shares of Series E Preferred Stock at a cost of approximately $4.0 million. At both October 31, 2002 and April 30, 2003, the investment had been assigned a fair value of approximately $4.0 million, or approximately $1.79 per share.
     Mr. Gerhard, a director of the Fund through January 16, 2003, when he resigned, served as a director of 0-In through March 8, 2003.

LIQUIDITY AND CAPITAL RESOURCES
     At April 30, 2003, the Fund had $157.6 million of investments consisting of investments in preferred and common stocks totaling $28.9 million, investments in debt instruments totaling $15.9 million, investments in U.S. government and agency securities totaling $77.2 million and cash and cash equivalents totaling $35.5 million. The Fund considers all money market and all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. Current balance sheet resources are believed to be sufficient to finance anticipated future commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Historically the Fund has invested in small companies, and its investments are considered speculative in nature. The Fund's investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, the Fund is subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and return of capital.
     The portion of our portfolio consisting of investments in private companies is also subject to valuation risk. The market value of the Fund's shares in large part depends on the values of the Fund's investments and the prospects and financial results of the companies in which the Fund invests. Many of the Fund's investments are securities of private companies that are not publicly traded. The financial and other information regarding the issuers of these securities that is available to the Fund may be more limited than the information available in the case of issuers whose securities are publicly traded. The Board of Directors determines the fair value of these securities in accordance with procedures deemed reasonable. However, fair value is an estimate and, notwithstanding the good faith efforts of the Board of Directors to determine the fair value of securities held by the Fund, there can be no assurance that those values accurately reflect the prices that the Fund would realize upon sales of those securities. Moreover, the prospects and financial condition of the companies in which the Fund invests may change and these changes may have a significant impact on the fair values of the Fund's investments. We value our privately held investments based on a determination made by our Board of Directors on a quarterly basis and as otherwise required in accordance with our established fair value procedures. In the absence of a readily ascertainable market value, the estimated values of our investments may differ significantly from the values that would exist if a ready market for these securities existed. Any changes in valuation are recorded in our statements of operations as "Net unrealized gain (loss) on investments."
     Investments in short term securities and cash and cash equivalents comprise approximately 72.23% of the Fund's net assets at April 30, 2003, and are subject to financial market risk, including changes in interest rates. The Fund has invested a portion of its capital in debt securities, the yield and value of which may be impacted by changes in market interest rates.
     As noted in Part II, Item 4, on February 28, 2003 a new Board of Directors to the Fund was elected. The current Board continues to assess its investment strategy going forward.


ITEM 4. CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the filing date of this quarterly report on Form 10-Q, the Fund carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our current Chief Executive Officer, who also performs the functions of a Chief Financial Officer (the CEO/ CFO). Based upon that evaluation, the CEO/CFO has concluded that our disclosure controls and procedures are adequate and effective.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
     On February 20, 2002, Millenco LP ("Millenco"), a stockholder, filed a complaint in the United States District Court for the District of Delaware on behalf of the Fund against the Former Adviser. The Fund was designated a "nominal" defendant for purposes of effectuating the relief sought in the complaint. The complaint alleges that the fees received by the Former Adviser for the year prior to the filing of the complaint were excessive, in violation of Section 36(b) of the Investment Company Act of 1940. The Former Adviser's motions to dismiss the action or transfer it to California were both denied. The case is in discovery, which has been stayed temporarily for the purpose of settlement negotiations. The Fund is monitoring this litigation inasmuch as any recovery would accrue to the Fund.
     On April 3, 2002, Millenco filed a complaint against the Fund in the Court of Chancery, New Castle County, Delaware, seeking a judicial confirmation of the stockholder vote of March 27, 2002, rejecting new investment advisory agreements between the Fund and the Former Adviser and between the Fund and the Former Sub-Adviser. On April 5, 2002, Millenco moved to accelerate the trial of the case and later that day the Fund's Board of Directors acknowledged that the proposals for shareholder approval of the advisory and sub-advisory agreements had failed and that a stockholder's meeting would not be reconvened on this matter. On July 30, 2002, Millenco filed an amended complaint against the Fund and the Fund's directors in the Court of Chancery, New Castle County, Delaware, seeking to (i) invalidate the election of two of the Fund's former directors, John M. Grillos and Larry Gerhard, at the 2001 and 2002 Annual Meetings of Stockholders, to three-year terms expiring 2004 and 2005, respectively; and the election of former director Peter Freudenthal, at the 2001 Annual Meeting, to a three-year term expiring 2004; and (ii) require the Fund to hold a special Meeting of Stockholders, for the purpose of holding new elections to fill the board seats currently held by Mr. Grillos and Mr. Gerhard and the board seat vacated by Peter Freudenthal due to his resignation in June 2002.
     On December 19, 2002, the Court granted judgment for Millenco holding that the former directors had breached their fiduciary duty of disclosure under Delaware law in connection with the 2001 and 2002 election of directors and ordered the Fund to hold new elections for the seats held by directors Grillos and Gerhard and former director Freudenthal. The election was held on February 28, 2003, at which the Fund's current directors were elected.
     On February 6, 2003 the Fund filed a complaint against Millennium Partners, L.P., Millenco, L.P. and Karpus Management, Inc. (collectively "the stockholders") in the United States District Court for the Southern District of New York, alleging various violations of federal securities law primarily in connection with the ongoing proxy contest between Millenco and the Fund's former management. The complaint asked the Court for preliminary and permanent injunctive relief aimed at limiting the stockholders voting rights at the February 28, 2003 annual meeting of stockholders.
     On February 24, 2003, after extensive discovery and an evidentiary hearing, the United States District Court for the Southern District of New York denied the Fund's motion for a preliminary injunction against the defendants finding there was insubstantial likelihood of the Fund succeeding on any of the claims asserted. On March 27, 2003, the Fund voluntarily dismissed the lawsuit.

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

------------------------ ------------- ----------------  ----------------------
MATTER                     VOTES FOR    VOTES AGAINST          VOTES
                                                          WITHHELD/ABSTAINED
------------------------ ------------- ----------------- ----------------------
PROPOSAL 1:
------------------------ ------------- ----------------- ----------------------
   John M. Grillos       1,662,889                       284,030
------------------------ ------------- ----------------- ----------------------
   Michael H. Jordan     1,684,919                       262,000
------------------------ ------------- ----------------- ----------------------
   Gerald Hellerman      7,406,154                       590,466
------------------------ ------------- ----------------- ----------------------
   Robert C. Knapp       7,405,754                       590,866
------------------------ ------------- ----------------- ----------------------
------------------------ ------------- ----------------- ----------------------
PROPOSAL 2:
------------------------ ------------- ----------------- ----------------------
   Laurence R. Hootnick  1,685,970                       260,949
------------------------ ------------- ----------------- ----------------------
   Peter J. Locke        1,693,823                       253,096
------------------------ ------------- ----------------- ----------------------
   Bruce W. Shewmaker    7,406,654                       589,966
------------------------ ------------- ----------------- ----------------------
   George Karpus         7,411,754                       584,866
------------------------ ------------- ----------------- ----------------------
------------------------ ------------- ----------------- ----------------------
PROPOSAL 3:
------------------------ ------------- ----------------- ----------------------
   Frederick M. Hoar     1,686,354                       260,565
------------------------ ------------- ----------------- ----------------------
   Vincent H. Tobkin     1,693,822                       253,097
------------------------ ------------- ----------------- ----------------------
   James K. Sims         1,690,915                       256,004
------------------------ ------------- ----------------- ----------------------
   Emilio Dominianni     7,403,254                       593,366
------------------------ ------------- ----------------- ----------------------
   Terry Feeney          7,409,854                       586,766
------------------------ ------------- ----------------- ----------------------
   Robert S. Everett     7,406,854                       589,766
------------------------ ------------- ----------------- ----------------------
------------------------ ------------- ----------------- ----------------------
PROPOSAL 4:              7,794,529     1,678,994         470,016
------------------------ ------------- ----------------- ----------------------
------------------------ ------------- ----------------- ----------------------
PROPOSAL 5:              7,410,053     1,839,287         694,199
------------------------ ------------- ----------------- ----------------------

     Under  Proposals 1, 2, 3, the  shareholders  elected  seven new  directors:
Gerald Hellerman, Robert C. Knapp, Bruce W. Shewmaker, George Karpus, Emilio Dominianni, Terry Feeney, and Robert Everett. Gerald Hellerman, Robert C. Knapp, Bruce W. Shewmaker, George Karpus, Emilio Dominianni, and Terry Feeney will serve as members of the Board who are not "interested persons" of the Fund and its affiliated persons ("Independent Directors"), within the meaning of the Investment Company Act of 1940, as amended ("1940 Act"). On March 6, 2003, the Board appointed director nominee Robert S. Everett to the CEO post on an interim basis. In connection with his appointment, Mr. Everett has decided not to serve as a director of the Fund. Proposals 4 and 5 are advisory and not binding on the Fund.
     Although the former Board of Directors acknowledged, by press release on February 28, 2003, that the current directors appeared to have won, and they had seen the proxies demonstrating that the current directors had won, they declined to transfer control over the Fund until formal certification of the vote by the inspector of election on March 6, 2003. On that date, John Grillos, Chief Executive Officer of the Fund, was officially terminated by the current Board of Directors. Also on that date, Michael Stewart, acting Chief Financial Officer of the Fund, and Nino Marakovic, Secretary of the Fund, resigned as officers of the Fund.

ITEM 5. OTHER INFORMATION

     On February 27, 2003, the Fund's former Board of Directors amended the Fund's By-laws to change the indemnification provisions for directors and officers.
     On March 13, 2003, the Fund's current Board of Directors amended the Fund's By-laws to make the chairmanship a non-executive position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.    Exhibit
          -----------    ---------

          99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Other required Exhibits are included in this Form 10-Q or have been previously filed in the Fund's Registration Statement on Form N-2 (Reg. No. 333-92287).

     (b)  Reports on Form 8-K

               On December 2, 2002, the Fund filed one report on Form 8-K reporting the Fund's commencement of doing business under the name MVC Capital and to announce the hiring of an interim Chief Financial Officer.
               On March 11, 2003 the Fund filed a report on Form 8-K confirming the election results following the Annual Meeting of Shareholders, advising that John Grillos had been terminated as Chief Executive Officer of the Fund and that Robert S. Everett had been appointed as acting Chief Executive Officer.
               On March 17, 2003 the Fund filed a report on Form 8-K advising that Michael Stewart had resigned as acting Chief Financial Officer of the Fund, and that the filing of the Form 10-Q quarterly report for the period ended January 31, 2003 would be delayed, pending a full review of the portfolio valuation by the Current Valuation Committee appointed by the Board of Directors.
               On April 23, 2003, the Fund filed a report on Form 8-K advising that, on April 16, 2003, PricewaterhouseCoopers LLP ("PwC"), the Fund's independent accountants, had resigned. During the past two fiscal years of the Fund and the subsequent interim period through April 16, 2003, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements. In addition, the report, as filed on Form 8-K, advised that the review of the Fund's portfolio valuation had been conducted and as a result of this review, the fair value of many of the Fund's holdings had been written down.
               On June 9, 2003, the Fund filed a report on Form 8-K announcing the Fund's new long term strategy, subject to shareholder approval, pursuant to which the Fund would: (i) be managed as a more traditional, mezzanine and buyout focused Business Development Company with an increased dividend yield, (ii) conduct a tender offer for 25% of the Fund's outstanding shares at a price of 95% of the Fund's net asset value, and (iii) appoint Michael Tokarz, a private merchant banker and a former General Partner of Kohlberg Kravis Roberts & Co., as the Chairman of the Board and Portfolio Manager of the Fund. This Form 8-K also reported that the Fund would seek shareholder approval of the new long term strategy, even though such approval is not required.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                             MEVC DRAPER FISHER JURVETSON FUND I, INC.

Date: June 11, 2003          /s/    Robert S. Everett
                             --------------------------------------------------
                             Robert S. Everett

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


Dated:
June 11, 2003                             /s/    Robert S. Everett
                                      ------------------------------------
                                      Robert S. Everett

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

Dated:
June 11, 2003                      /s/  Robert S. Everett
                                   -----------------------------
                                   Robert S. Everett


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

                                                                   EXHIBIT 99.1

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

Robert S. Everett, as Chief Executive Officer and in the capacity of the officer who performs the functions of Principal Financial Officer, of meVC Draper Fisher Jurvetson Fund I, Inc., a Delaware corporation (the "Registrant"), certifies that:

1. The Registrant's quarterly report on Form 10-Q for the period ended April 30, 2003 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Chief Executive Officer and in the capacity of the officer who performs the functions of Principal Financial Officer meVC Draper
Fisher Jurvetson Fund I, Inc.


/s/ ROBERT S. EVERETT
------------------------------
Robert S. Everett


Date: June 11, 2003