Form 10-Q
period 2003-07-31
MEVC DRAPER FISHER JURVETSON FUND I INC
filed 2003-09-12
CIK 1099941

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 12, 2003, there were 16,152,600 shares of Registrant's common stock, $.01 par value (the "Shares"), outstanding.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            (A Delaware Corporation)
                                      Index


Part I. Financial Information                                                                             Page

         Item 1.  Financial Statements
                  Balance Sheets
                  -   July 31, 2003 and October 31, 2002.................................................    1
                  Statement of Operations
                  -   For Period November 1, 2002 to July 31, 2003 and
                      the Period November 1, 2001 to July 31, 2002.......................................    2
                  Statement of Operations
                  -   For Period May 1, 2003 to July 31, 2003 and
                      the Period May 1, 2002 to July 31, 2002............................................    3
                  Statement of Cash Flows
                  -   For the Period November 1, 2002 to July 31, 2003 and
                      the Period November 1, 2001 to July 31, 2002.......................................    4
                  Statement of Shareholders' Equity
                  -   For the Period November 1, 2002 to July 31, 2003 and
                      the Period November 1, 2001 to July 31, 2002.......................................    5
                  Selected Per Share Data and Ratios
                  -   For the Period November 1, 2002 to July 31, 2003 and
                      the Year ended October 31, 2002....................................................    6
                  Schedule of Investments
                  -   July 31, 2003......................................................................    7
                  Notes to Financial Statements..........................................................   11

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................................................   14

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk..............................   25

         Item 4.  Controls and Procedures................................................................   25

Part II. Other Information

         Item 1. Legal Proceedings.......................................................................   26

         Item 4. Submission of Matters to a Vote of Security Holders.....................................   26

         Item 5. Other Information.......................................................................   28

         Item 6. Exhibits and Reports on Form 8-K........................................................   28

SIGNATURE................................................................................................   30

Exhibits.................................................................................................   31


                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                                      FINANCIAL STATEMENTS

                                                           MVC CAPITAL
                                                          BALANCE SHEET

                                                                                          JULY 31,              OCTOBER 31,
                                                                                            2003                   2002
ASSETS                                                                                   (UNAUDITED)
Investments in preferred/common stocks, at fair value                               $      15,599,999      $      50,116,026
     (cost $129,325,848 and $127,536,066, respectively), (Note 3)
Investments in debt instruments, at fair value                                             15,300,474                      -
     (cost $19,774,112 and $0, respectively) (Note 3)
Investments in short-term securities, at market value                                     112,313,648             62,797,687
     (cost $112,313,648 and $62,800,088, respectively)
Cash and cash equivalents                                                                     228,980             78,873,485
     (cost $228,980 and $78,873,485, respectively)
Subordinated notes, at fair value                                                                   -              4,077,474
     (cost $4,500,000 and $6,327,474, respectively) (Note 3)
Interest receivable                                                                           156,220                216,024
Prepaid expenses                                                                              697,533                 50,672
Receivable for investments sold                                                                     -                379,632
                                                                                    -----------------        ----------------
TOTAL ASSETS                                                                         $    144,296,854         $  196,511,000
                                                                                    =================        ================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Administration                                                                                 25,867                 11,250
Audit fees                                                                                    109,983                149,000
Legal fees                                                                                    175,863                387,459
Directors' fees                                                                                26,379                 14,400
Employee compensation & benefits                                                               99,623                 57,279
Consulting and public relations fees                                                           14,089                344,608
Proxy/Litigation related fees & expenses                                                    2,134,726                      -
Other accrued expenses                                                                         41,118                160,527
                                                                                   ------------------        ----------------
TOTAL LIABILITIES                                                                   $       2,627,648         $    1,124,523
                                                                                   ------------------        ----------------
SHAREHOLDERS' EQUITY
Common Stock, $0.01 par value; 150,000,000 shares
     authorized; 16,152,600 and 16,500,000 shares outstanding, respectively                   161,526                165,000
Additional paid in capital                                                                308,593,557            311,485,000
Accumulated deficit                                                                      (167,085,877)          (116,263,523)
                                                                                   ------------------        ----------------
TOTAL SHAREHOLDERS' EQUITY                                                                141,669,206            195,386,477
                                                                                   ------------------        ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $    144,296,854          $  196,511,000
                                                                                   =================         ================

NET ASSET VALUE PER SHARE                                                           $           8.77          $        11.84
                                                                                   =================         ================







                          The accompanying notes are an integral part of these financial statements.

                                                         MVC CAPITAL
                                                   STATEMENT OF OPERATIONS
                                                         (UNAUDITED)

                                                                     FOR THE PERIOD                  FOR THE PERIOD
                                                                    NOVEMBER 1, 2002                NOVEMBER 1, 2001
                                                                    TO JULY 31, 2003                TO JULY 31, 2002
INVESTMENT INCOME:
      Interest income                                             $        2,152,810               $        2,776,045
      Dividend income                                                              -                            9,745
      Other income                                                               988                                -
                                                                  -------------------              -------------------
TOTAL INVESTMENT INCOME                                                    2,153,798                        2,785,790

OPERATING EXPENSES:
      Management fees                                                              -                        3,592,753
      Proxy/Litigation related fees & expenses                             4,037,327                                -
      Employee compensation & benefits                                     2,236,987                          221,736
      Legal fees                                                           1,412,517                          485,559
      Insurance                                                              689,929                                -
      Facilities                                                             565,696                                -
      Directors fees                                                         396,000                          206,400
      Audit fees                                                             141,349                           89,400
      Administration                                                         108,712                           33,750
      Consulting and public relations fees                                    82,492                                -
      Other expenses                                                          77,561                          229,576
      Printing and postage                                                    48,606                                -
                                                                  -------------------              -------------------
TOTAL OPERATING EXPENSES                                                   9,797,176                        4,859,174
                                                                  -------------------              -------------------

NET INVESTMENT LOSS                                                       (7,643,378)                      (2,073,384)
                                                                  -------------------              -------------------
NET REALIZED AND UNREALIZED LOSS ON
INVESTMENTS:

Net realized loss on
      investments                                                           (151,931)                     (20,696,133)

Net unrealized depreciation on
      investments                                                        (43,027,045)                     (27,064,872)
                                                                  -------------------              -------------------

Net realized and unrealized loss on
      investments                                                        (43,178,976)                     (47,761,005)
                                                                  -------------------              -------------------


NET DECREASE IN NET ASSETS RESULTING
FROM OPERATIONS                                                   $      (50,822,354)              $      (49,834,389)
                                                                  ===================              ===================

NET DECREASE IN NET ASSETS PER SHARE
RESULTING FROM OPERATIONS                                         $            (3.13)              $            (3.02)
                                                                  ===================              ===================

DIVIDENDS DECLARED PER SHARE                                      $                -               $             0.04
                                                                  ===================              ===================




                          The accompanying notes are an integral part of these financial statements.

                                                         MVC CAPITAL
                                                   STATEMENT OF OPERATIONS
                                                         (UNAUDITED)

                                                                  FOR THE PERIOD                     FOR THE PERIOD
                                                                   MAY 1, 2003                        MAY 1, 2002
                                                                 TO JULY 31, 2003                   TO JULY 31, 2002
INVESTMENT INCOME:
      Interest income                                         $            776,232                  $         806,238
                                                              ---------------------                 ------------------
TOTAL INVESTMENT INCOME                                                    776,232                            806,238

OPERATING EXPENSES:
      Management fees                                                            -                            588,049
      Employee compensation & benefits                                     344,697                            221,736
      Legal fees                                                           260,806                            485,559
      Insurance                                                            368,395                                  -
      Facilities                                                           126,669                                  -
      Directors fees                                                        83,769                            206,400
      Audit fees                                                            41,758                             89,400
      Administration                                                        36,605                             33,750
      Consulting and public relations fees                                  48,726                                  -
      Other expenses                                                        23,999                            229,576
                                                              ---------------------                  -----------------
TOTAL OPERATING EXPENSES                                                 1,335,424                          1,854,470
                                                              ---------------------                  -----------------

NET INVESTMENT LOSS                                                       (559,192)                        (1,048,232)
                                                              ---------------------                  -----------------

NET REALIZED AND UNREALIZED GAIN (LOSS)
ON INVESTMENTS:

Net realized gain (loss) on
      investments                                                              914                        (17,368,574)

Net unrealized depreciation on
      investments                                                      (13,824,254)                        (2,380,632)
                                                              ---------------------                  -----------------

Net realized and unrealized loss on
      investments                                                      (13,823,340)                       (19,749,206)
                                                              ---------------------                  -----------------


NET DECREASE IN NET ASSETS RESULTING
FROM OPERATIONS                                               $        (14,382,532)                  $    (20,797,438)
                                                              =====================                  =================

NET DECREASE IN NET ASSETS PER SHARE
RESULTING FROM OPERATIONS                                     $              (0.89)                  $          (1.26)
                                                              =====================                  =================

DIVIDENDS DECLARED PER SHARE                                  $                  -                   $              -
                                                              =====================                  =================




                          The accompanying notes are an integral part of these financial statements.


                                                       MVC CAPITAL
                                                 STATEMENT OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                        FOR THE PERIOD            FOR THE PERIOD
                                                                                      NOVEMBER 1, 2002           NOVEMBER 1, 2001
                                                                                       TO JULY 31, 2003          TO JULY 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net decrease in net assets resulting from operations                            $      (50,822,354)        $     (49,834,389)
      Adjustments to reconcile to net cash (used for) provided by operating activities:
         Realized loss                                                                           151,931                20,696,133
         Net unrealized loss                                                                  43,027,045                27,064,872
         Changes in assets and liabilities:
            Accounts payable                                                                   1,503,125                   802,635
            Prepaid expenses                                                                    (646,861)                        -
            Interest receivable                                                                   59,805                   379,245
            Receivable for investments sold                                                      379,632                         -
            Investment purchased payable                                                               -                 6,089,918
        Purchases of preferred stock                                                          (1,999,998)              (20,506,754)
        Purchases of debt instruments                                                        (19,955,000)                        -
        Purchases of short-term investments                                                 (251,771,529)             (123,189,975)
        Purchases of cash equivalents                                                       (585,975,377)             (770,704,696)
        Proceeds from preferred stocks                                                         1,884,840                 8,170,283
        Proceeds from debt instruments                                                           210,308                         -
        Sales/maturities of short-term investments                                           164,382,598               203,421,303
        Sales/maturities of cash equivalents                                                 623,822,247               777,012,516
                                                                                      -------------------        ------------------
        NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                                 (75,749,588)               79,401,091
                                                                                      -------------------        ------------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
         Re-purchases of capital stock                                                        (2,894,917)                        -
         Distributions                                                                                 -                  (728,690)
                                                                                      -------------------         -----------------

         NET CASH USED FOR FINANCING ACTIVITIES                                               (2,894,917)                 (728,690)
                                                                                      -------------------         -----------------

      NET CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                                 (78,644,505)               78,672,401
                                                                                      -------------------         -----------------

      CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          78,873,485                12,353,422
                                                                                      -------------------         -----------------

      CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $          228,980          $     91,025,823
                                                                                      ===================         =================


                          The accompanying notes are an integral part of these financial statements.


                                                         MVC CAPITAL
                                              STATEMENT OF SHAREHOLDERS' EQUITY
                                                         (UNAUDITED)

                                                                    ADDITIONAL                                   TOTAL
                                                   COMMON             PAID IN            ACCUMULATED         SHAREHOLDERS'
                                                   STOCK             CAPITAL               DEFICIT              EQUITY
BALANCE AT NOVEMBER 1, 2001                   $     165,000     $    311,485,000     $     (57,178,444)    $   254,471,556
Distributions                                             -                    -              (728,690)           (728,690)
Net decrease in net assets from operations                -                    -           (49,834,389)        (49,834,389)
                                              --------------    -----------------    ------------------    ----------------
BALANCE AT JULY 31, 2002                      $     165,000     $    311,485,000     $    (107,741,523)    $   203,908,477
                                              --------------    -----------------    ------------------    ----------------

BALANCE AT NOVEMBER 1, 2002                   $     165,000     $    311,485,000     $    (116,263,523)    $   195,386,477
Shares repurchased (347,400)                         (3,474)          (2,891,443)                    -          (2,894,917)
Net decrease in net assets from operations                -                    -           (50,822,354)        (50,822,354)
                                              --------------    -----------------    ------------------    ----------------
BALANCE AT JULY 31, 2003                      $     161,526     $    308,593,557     $    (167,085,877)    $   141,669,206
                                              --------------    -----------------    ------------------    ----------------







                          The accompanying notes are an integral part of these financial statements.


                                                         MVC CAPITAL
                                             SELECTED PER SHARE DATA AND RATIOS

                                                                       FOR THE PERIOD                      FOR THE
                                                                      NOVEMBER 1, 2002                    YEAR ENDED
                                                                      TO JULY 31, 2003                OCTOBER 31, 2002
                                                                         (UNAUDITED)
Net asset value, beginning of period                                $             11.84               $          15.42

Loss from investment operations:

    Net investment loss                                                           (0.47)                         (0.19)

    Net realized and unrealized loss on investments                               (2.66)                         (3.35)
                                                                    --------------------              -----------------

    Total loss from investment operations                                         (3.13)                         (3.54)
                                                                    --------------------              -----------------

Less distributions from:

    Net investment income                                                             -                          (0.04)
                                                                    --------------------              -----------------

    Total distributions                                                               -                          (0.04)
                                                                    --------------------              -----------------

Capital share transactions
     Anti-dilutive effect of Share Repurchase Program                              0.06                              -

Net asset value, end of period                                      $              8.77               $          11.84
                                                                    ====================              =================

Market Value, end of period                                         $              7.99               $           7.90
                                                                    ====================              =================

Discount                                                                          -8.89%                        -33.28%

TOTAL RETURN - AT NAV (a)                                                        -25.93%(c)                     -22.88%

TOTAL RETURN - AT MARKET (a)                                                       1.14%(c)                     -14.22%


RATIOS AND SUPPLEMENTAL DATA:

Net assets, end of period (in thousands)                            $           141,669               $        195,386

Ratios to average net assets:

     Expenses                                                                      6.93%(b)                       3.02%

     Net investment income                                                        -5.23%(b)                      -1.37%




(a) Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge. Total return for periods of less than one year is not annualized.

(b) Annualized. The expense ratio for the nine months ended July 31, 2003 includes approximately $4.0 million of actual (un-annualized) proxy/litigation fees and expenses. When these fees and expenses are excluded, the Fund's expense ratio is 4.54% and the net investment income is -2.84%.

(c) Not annualized




                          The accompanying notes are an integral part of these financial statements.


                                                             MVC CAPITAL
                                                        SCHEDULE OF INVESTMENTS
                                                            JULY 31, 2003
                                                             (UNAUDITED)

                                                                                      Date of
                                                                                      Initial
  Description                                                 Shares/Principal      Investment          Cost          Fair Value
-----------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCKS-11.01% (a, b, d, g) (NOTE 6, 7, 8)

    Actelis Networks, Inc. Series C                                  1,506,025       May 2001      $   5,000,003     $   1,500,000

   *Blue Star Solutions, Inc.:
       Common Stock                                                     49,474       May 2000          3,999,999                 -
       Series C Preferred                                               74,211       May 2000          5,999,999                 -

   *BlueStar Solutions Inc., Series D                                4,545,455       Feb. 2002         3,000,000         1,500,000

   *CBCA, Inc., Series E                                             5,729,562       Apr. 2002        11,999,990         1,000,000

    Cidera, Inc., Series D (e)                                         857,192       Aug. 2002         3,750,000                 -

    DataPlay, Inc., Series D (e)                                     2,500,000       June 2001         7,500,000                 -

   *Endymion Systems, Inc., Series A                                 7,156,760       June 2000         7,000,000                 -

   *FOLIOFN, INC., SERIES C                                          5,802,259       June 2000        15,000,000                 -

    Ishoni Networks, Inc., Series C                                  2,003,607       Nov. 2000        10,000,003                 -

    Lumeta Corporation, Series A                                       384,615       Oct. 2000           250,000            43,511

    Lumeta Corporation, Series B                                       266,846       June 2002           156,489           156,489

    MainStream Data, Series D                                           85,719       Aug. 2002         3,750,001           499,999

   *Pagoo, Inc., Series A-1                                          1,956,026       July 2000        11,569,939                 -

   *Phosistor Technologies, Inc., Series B                           6,666,667       Jan. 2002         1,000,000                 -

   *ProcessClaims, Inc., Series C                                    6,250,000       June 2001         2,000,000         2,000,000

   *ProcessClaims, Inc., Series D                                      849,257       May 2002            400,000           400,000

   *ProcessClaims, Inc.
       Series E warrants, expire 12/31/05                              873,362       May 2002                 20                 -

   *SafeStone Technologies PLC
     Series A Ordinary Shares                                        2,106,378       Dec. 2000          4,015,403                -

    ShopEaze Systems, Inc., Series B (f)                             2,097,902       May 2000           6,000,000                -

   *Sonexis, Inc., Series C                                          2,590,674       June 2000         10,000,000        2,000,000

   *Sygate Technologies, Inc., Series D                              9,756,098       Oct. 2002          4,000,000        4,000,000

   *Vendio Services, Inc., Common Stock (c)                             10,476       June 2000          5,500,000                -

   *Vendio Services, Inc., Series A (c)                              6,443,188       Jan. 2002          1,134,001          500,000

   *Yaga, Inc., Series A                                             4,000,000       Nov. 2000            300,000                -





                          The accompanying notes are an integral part of these financial statements.


                                                                     MVC CAPITAL
                                                         SCHEDULE OF INVESTMENTS (CONTINUED)
                                                                    JULY 31, 2003
                                                                     (UNAUDITED)

                                                                           Date of
                                                                           Initial
  Description                                      Shares/Principal      Investment             Cost                Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
 *Yaga, Inc.:
       Series B                                           1,000,000       June 2001          $ 2,000,000         $             -
       Series B Warrants, expire 06/08/04                   100,000       June 2001                    -                       -

 *0-In Design Automation, Inc., Series E                  2,239,291       Nov. 2001             4,000,001              2,000,000
                                                                                       -------------------       ------------------

TOTAL PREFERRED STOCKS                                                                       129,325,848              15,599,999
                                                                                       -------------------       ------------------

DEBT INSTRUMENTS-10.80% (a, b)

  Arcot Systems, Inc. (h)
       10.0000%, 12/31/2005                               5,050,000       Dec. 2002             5,008,653              2,000,000

  BS Management Limited (g)
       12.0000%, 09/30/2003                               3,000,000       Dec. 2002             2,929,970              1,464,985

  Determine Software, Inc.
       12.0000%, 01/31/2006                               2,025,000       Feb. 2003             2,007,694              2,007,694

  Determine Software, Inc., Series C Warrants             2,229,955       Feb. 2003                     -                      -

  Integral Development Corporation (h)
       10.0000%, 12/31/2005                               5,050,000       Dec. 2002             4,869,523              4,869,523

  Synhrgy HR Technologies
       12.0000%, 12/23/2005                               5,000,000       Dec. 2002             4,958,272              4,958,272

  Synhrgy HR Technologies, Series B-1 Warrant                43,750      Dec. 2002                      -                      -
                                                                                       -------------------       ------------------

TOTAL DEBT INSTRUMENTS                                                                         19,774,112              15,300,474
                                                                                       -------------------       ------------------


SUBORDINATED NOTES-0.00% (a, b, g)

  DataPlay, Inc. (e)
       6.000%, 05/15/2005                                 2,000,000       May 2002               2,000,000                     -

  DataPlay, Inc. (e)
       6.000%, 06/17/2005                                   500,000       June 2002                500,000                     -

  DataPlay, Inc. (e)
       6.000%, 09/24/2005                                   200,000      Sept. 2002                200,000                     -

  DataPlay, Inc. (e)
       6.000%, 08/16/2005                                   200,000       Aug. 2002                200,000                     -

  DataPlay, Inc. (e)
       6.000%, 08/26/2005                                   400,000       Aug. 2002                400,000                     -

  DataPlay, Inc. (e)
       6.000%, 09/03/2005                                   200,000      Sept. 2002                200,000                     -

  DataPlay, Inc. (e)
       6.000%, 06/27/2005                                 1,000,000       June 2002              1,000,000                     -
                                                                                       --------------------       ----------------
TOTAL SUBORDINATED NOTES                                                                         4,500,000                     -
                                                                                       --------------------       ----------------

                              The accompanying notes are an integral part of these financial statements.

                                                             MVC CAPITAL
                                                 SCHEDULE OF INVESTMENTS (CONTINUED)
                                                            JULY 31, 2003
                                                             (UNAUDITED)

                                                                          Date of
                                                                          Initial                                 Fair Value/
  Description                                      Shares/Principal      Investment             Cost               Market Value
--------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM SECURITIES-79.28% (b)

  U.S. GOVERNMENT & AGENCY SECURITIES-79.28% (B)

       U.S. Treasury Bill
            1.0950%, 08/07/2003                        8,321,000       May 2003            $ 8,319,576            $ 8,319,576

       U.S. Treasury Bill
            1.1700%, 08/14/2003                        5,483,000       May 2003              5,481,020              5,481,020

       U.S. Treasury Bill
            1.0900%, 09/25/2003                        9,018,000       June 2003             9,006,978              9,006,978

       U.S. Treasury Bill
            0.8500%, 10/02/2003                      36,189,000        July 2003            36,140,386             36,140,386

       U.S. Treasury Bill
            0.8600%, 10/09/2003                      13,527,000        July 2003            13,506,259             13,506,259

       U.S. Treasury Bill
            0.8700%, 10/16/2003                      15,746,000        July 2003            15,719,407             15,719,407

       U.S. Treasury Bill
            0.7890%, 10/23/2003                      14,554,000        July 2003            14,527,492             14,527,492

       U.S. Treasury Bill
            1.1000%, 10/30/2003                       9,633,000        July 2003             9,612,530              9,612,530
                                                                                       -----------------      ----------------

  TOTAL U.S. GOVERNMENT & AGENCY SECURITIES                                                112,313,648            112,313,648
                                                                                       -----------------      ----------------

TOTAL SHORT-TERM SECURITIES                                                                112,313,648            112,313,648
                                                                                       -----------------      ----------------


CASH AND CASH EQUIVALENTS-0.16% (b)

  MONEY MARKET FUNDS-0.02% (b)

  First American Prime Obligations Fund - Class S       29,228        Nov. 2002                29,228                  29,228
                                                                                       -----------------      ----------------

  U.S. GOVERNMENT & AGENCY SECURITIES-0.14% (b)

       U.S. Treasury Bill
            0.8500%, 10/02/2003                        200,000        July 2003                199,752                199,752
                                                                                       -----------------      ----------------


TOTAL CASH AND CASH EQUIVALENTS                                                                228,980                228,980
                                                                                       -----------------      ----------------

TOTAL INVESTMENTS-101.25% (b)                                                            $ 266,142,588         $  143,443,101
                                                                                       =================      ================



                              The accompanying notes are an integral part of these financial statements.


                                   MVC CAPITAL
                       SCHEDULE OF INVESTMENTS (CONTINUED)
                                  JULY 31, 2003
                                   (UNAUDITED)

(a) These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b) Percentages are based on net assets of $141,669,206.

(c) As defined in the Investment Company Act of 1940, at July 31, 2003, the Fund was considered to have a controlling interest in Vendio Services, Inc.

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

* Affiliated Issuers (Total Market Value of $13,400,000): companies in which the Fund owns at least 5% of the voting securities.





   The accompanying notes are an integral part of these financial statements.

             meVC Draper Fisher Jurvetson Fund I, Inc. (the "Fund")
                          Notes to Financial Statements
                                  July 31, 2003
                                   (Unaudited)

1. BASIS OF PRESENTATION
     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended October 31, 2002, as filed with the Securities and Exchange Commission (the "SEC") on January 27, 2003 (File No. 814-00201). THE FINANCIAL INFORMATION CONTAINED IN THIS REPORT HAS NEITHER BEEN AUDITED NOR REVIEWED BY INDEPENDENT ACCOUNTANTS ON BEHALF OF THE FUND.

2. CONCENTRATION OF MARKET RISK
     Financial instruments that subject the Fund to concentrations of market risk consist principally of preferred stocks, subordinated notes, and debt instruments, which represent approximately 21.81% of the Fund's net assets. As discussed in Note 3 and Note 4, investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Fund's fair value policies and procedures. The Fund's investment strategy represents a high degree of business and financial risk due to the fact that the investments include entities with little operating history or entities that possess operations in new or developing industries. These investments are subject to restrictions on resale because they were acquired from the issuer in private placement transactions.

3. PORTFOLIO INVESTMENTS
     During the nine months ended July 31, 2003, the Fund invested a total of approximately $21.95 million in new and existing portfolio companies. Approximately $19.95 million was invested in five new companies: BS Management Limited, Synhrgy HR Technologies, Inc., Integral Development Corporation, Arcot Systems, Inc., and Determine Software, Inc. Approximately $2.0 million was invested in two follow-on investments in CBCA, Inc. As further discussed in Part II, Item 4, the current Board of Directors was elected at the Annual Meeting of Stockholders held on February 28, 2003. All investments made during the nine months ended July 31, 2003 were made under the supervision of the former Board of Directors. There have been no new investments made under the supervision of the current Board of Directors. The Fund also had one portfolio company exit event with proceeds totaling approximately $33,000 and a realized loss totaling approximately $178,000 from the final disbursement of assets from EXP Systems, Inc., had one gain of $25,000 representing proceeds received from MediaPrise in excess of the Fund's complete write-off of the investment in MediaPrise during the fiscal year ended October 31, 2002, and had one return of capital from BS Management totaling approximately $70,000. The Fund also received early repayment of the INFOUSA, Inc. promissory note with proceeds of $1,845,445, representing full repayment of the note and outstanding accrued interest.
     In connection with the Fund's $5.05 million Credit Facility with Arcot Systems, Inc., the Fund also received warrants to purchase shares of Series E Convertible Preferred Stock of Arcot Systems, Inc., equal to 3% of the outstanding common stock on a fully diluted basis, at an exercise price of approximately $0.97 per share, as adjusted. The warrants expire on December 31, 2009.
     In connection with the Fund's $5.05 million Credit Facility with Integral Development Corporation, the Fund also received warrants to purchase shares of Series C Convertible Preferred Stock of Integral Development Corporation (or a future round of Preferred Stock), equal to the number obtained by multiplying the outstanding common stock by 0.030928, at an exercise price equal to the price per share at which the Integral issues its next Preferred Stock, or if a future financing does not occur before June 29, 2003, at an exercise price equal to $0.70 per share. The warrants expire on December 31, 2009.

     As a result of the change in the composition of the Board of Directors, the Valuation Committee existing at the time of the change (the "Former Valuation Committee") was replaced, with the current Board electing new members to serve on this committee (the "Current Valuation Committee"). For the nine months ended July 31, 2003, the Former Valuation Committee and/or the Current Valuation Committee of the Board of Directors marked down the value of the Fund's investments in Actelis Networks, Inc., Arcot Systems, Inc., BlueStar Solutions, Inc., BS Management, CBCA, Inc., Endymion Systems, Inc., FOLIOFN, Inc., Ishoni Networks, Inc., Lumeta Corporation, Pagoo, Inc., Phosistor Technologies, Inc., ProcessClaims, Inc., SafeStone Technologies PLC, Sonexis, Inc., Yaga, Inc., Vendio Services, Inc. (formerly AuctionWatch.com, Inc.), 0-In Design Automation, Inc., and DataPlay Inc., and wrote-off all of the accrued interest from the DataPlay Promissory Notes. At October 31, 2002, the fair value of all portfolio investments was $54.2 million with a cost of $133.9 million and at July 31, 2003 the fair value of all portfolio investments was $30.9 million with a cost of $153.6 million.

4. COMMITMENTS AND CONTINGENCIES
     The Fund occupies its office space pursuant to an operating lease, which is scheduled to expire on October 31, 2005. Future payments under this lease total $671,625, with annual minimum payments of $298,500. The Fund is attempting to either buy-out this lease or sub-lease its existing office space, but there can be no assurances such efforts will be successful, nor can the Fund accurately predict the terms of any such contemplated transaction.
     On February 13, 2003, the Fund entered into new Directors & Officers/Professional Liability Insurance policies with a cost of approximately $1.4 million. The cost will be amortized over the life of the policy, through February 2004.
     During the nine months ended July 31, 2003, the Fund accrued $4.0 million for legal and proxy solicitation fees and expenses, which includes $2.2 million accrued at the direction of the Board of Directors, to reimburse the legal and proxy solicitation fees and expenses of two major Fund shareholders, Millenco, L.P. and Karpus Investment Management, including their costs of obtaining judgment against the Fund in the Delaware Chancery Court and costs associated with the proxy process and the election of the current Board of Directors. A review is being made of the Fund's rights of reimbursement for expenses and losses to determine what amounts, if any, may be recoverable by the Fund.
     At July 31, 2003 and October 31, 2002, all of the Fund's investments in preferred and common stocks totaling $15.6 million (11.01% of net assets) and $50.1 million (25.6% of net assets), respectively, investments in debt instruments totaling $15.3 million (10.80% of net assets) and $0.0, respectively, and investments in subordinated notes totaling $0.0 and $4.1 million (2.1% of net assets), respectively, have been carried at fair value as determined by the valuation committee of the Board of Directors, due to the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, these values may differ significantly from the values that would have been used had a ready market for the investments existed.

5. CERTAIN REPURCHASES OF EQUITY SECURITIES BY THE ISSUER
     During the nine months ended July 31, 2003, the Fund repurchased 347,400 of its shares at an average price of approximately $8.28, excluding brokerage fees. The Fund ceased repurchasing shares after the current Board of Directors was elected on February 28, 2003. The Fund's repurchase of shares was conducted according to a written plan for the purpose of satisfying the provisions set forth in Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934 (the "Exchange Act").

6. SUBSEQUENT EVENTS
     On December 18, 2002, the Fund entered into an investment of $3.0 million in the form of a Loan Agreement with BS Management maturing on March 17, 2003. BS Management is based in the Isle of Man.
     On March 3, 2003, after the Annual Meeting, but prior to the transfer of control by the former Board to the current Board, a former officer and director of the Fund signed a document which purported to extend the maturity date of the loan to BS Management from March 2003 to September 2003 and to modify other terms of the loan which could result in the impairment of the Fund's rights as a lender and the collectability of the loan. The original March 2003 maturity date passed without payment to the Fund of any principal or interest on the loan. The Fund's new management believed that BS Management was a shell corporation without material assets apart from its interest in the loan and its proceeds. In May 2003, the Fund recovered approximately $70,000 of the original loan from an Irish stock broker to which such money had been transferred by BS Management. By then, the Fund had determined that approximately $2.78 million of the loan remained unspent in an account at an Irish law firm. That law firm refused to transfer that money to the Fund absent a court order or joint instruction from the Fund and BS Management.

     In June 2003, the Fund sued BS Management and Oyster Technologies Investments Ltd., an Isle of Man company (which was a party to the March 3, 2003 amendment) in the United States District Court for the Northern District of California, asserting that the December 2002 loan agreement was breached and/or that the March 3, 2003 amendment was void and/or breached. The lawsuit sought the return to the Fund of the approximately $2.78 million held in escrow by the law firm in Ireland. In August 2003, the parties settled the litigation, and the Fund received $2,580,000 of the escrowed cash, plus rights to the proceeds of sale of approximately 1,000,000 shares of Transware PLC, an Irish public company, which BS Management had purchased with some of the proceeds of the original loan. As of the date of the settlement, 453,000 Transware shares had been sold in open market transactions, resulting in proceeds to the Fund of approximately $29,000. Accordingly and after deducting approximately $55,000 in legal expenses, to date, the Fund has recovered a total of approximately $2,624,000 of the original $3,000,000 loan. Fund proceeds from the remaining 550,000 shares of Transware stock are believed to have only nominal value. On August 26, 2003, the Fund's lawsuit against BS Management and Oyster Technologies was dismissed with prejudice and the parties were all released from any obligations under the December 2002 agreement and March 2003 amendment.

     On August 18, 2003, the Fund filed a definitive proxy statement with the SEC asking the stockholders to approve a proposed management plan including (i) appointing Michael Tokarz as the Chairman of the Board and Portfolio Manager of the Fund, (ii) adopting an amended investment objective whereby the Fund would seek to maximize total return from capital appreciation and/or income, and (iii) seeking to achieve its investment objective through senior and subordinated loans, venture capital, mezzanine and preferred instruments and private equity instruments. The proxy also included a proposal relating to conducting a tender offer of up to 25% of the Fund's outstanding shares at a price of 95% of the net asset value of such shares. The proxy statement and related materials were mailed on or about August 20, 2003.

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

SELECTED FINANCIAL DATA
     The following table sets forth, for the periods indicated selected financial data:


STATEMENT OF OPERATIONS DATA:                          NINE MONTHS ENDED         NINE MONTHS ENDED
                                                         JULY 31, 2003             JULY 31, 2002
------------------------------------------           ----------------------    ----------------------
Total investment income                                     $2,153,798                $2,785,790
Total operating expenses                                    $9,797,176                $4,859,174
Net investment loss                                       $(7,643,378)              $(2,073,384)
Net realized loss on investments                            $(151,931)             $(20,696,133)
Net unrealized loss on investments                       $(43,027,045)             $(27,064,872)

BALANCE SHEET DATA:                                      JULY 31, 2003            OCTOBER 31, 2002
Total assets                                              $144,296,854              $196,511,000
Total liabilities                                           $2,627,648                $1,124,523
Total Shareholders Equity                                 $141,669,206              $195,386,477
Net asset value per share                                        $8.77                    $11.84


OVERVIEW
     The Fund is a non-diversified investment company that is regulated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). The Fund provides equity and debt financing to privately held companies which historically have consisted primarily of information technology companies. The primary investment objective is to achieve long-term capital appreciation in the value of its investments.
     Historically the Fund's investing activities have focused on private equity securities. Generally, private equity investments are structured as convertible preferred stock. Generally, portfolio companies do not pay dividends and consequently current income has not been a significant part of the equity portfolio. Private equity investments typically range up to $10.0 million and the Fund's goal had been for these investments to achieve liquidity within three to five years. Typically a cash return on the investment is not received until a liquidity event, i.e. such as a public offering or merger, occurs. On September 30, 2002 the Fund announced a new strategy of investing its capital in debt securities by providing debt financing to late stage venture capital backed information technology companies. As noted in Part II, Item 4, on February 28, 2003 the current Board of Directors to the Fund was elected. The current Board has not made any new portfolio investments but has adopted a long-term management plan going forward which is subject to approval by stockholders. On August 18, 2003, the Fund filed a definitive proxy statement with the SEC asking the stockholders to approve a proposed management plan including (i) appointing Michael Tokarz as the Chairman of the Board and Portfolio Manager of the Fund,
(ii) adopting an amended investment objective whereby the Fund would seek to maximize total return from capital appreciation and/or income, and (iii) seeking to achieve its investment objective through senior and subordinated loans, venture capital, mezzanine and preferred instruments and private equity instruments. The proxy also included a proposal relating to conducting a tender offer of up to 25% of the Fund's outstanding shares at a price of 95% of the net asset value of such shares. The proxy statement and related materials were mailed on or about August 20, 2003.

INVESTMENT INCOME
     Dividend and interest income for the nine months ended July 31, 2003 and 2002 was $2.2 million and $2.8 million, respectively. The reduction in dividend and interest income during the nine months ended July 31, 2003 was primarily the result of lower interest rates on a reduced cash balance.

OPERATING EXPENSES
     Operating expenses for the nine months ended July 31, 2003 and 2002 were $9.8 million and $4.9 million, respectively.
     From inception through June 19, 2002, the Fund operated under an advisory agreement with meVC Advisers, Inc. (the "Former Adviser"). The Fund was charged a management fee by the Former Adviser at an annual rate of 2.5% of the weekly net assets of the Fund. The Former Adviser agreed to pay all Fund expenses above and beyond the 2.5% paid to the Former Adviser by the Fund. The Former Adviser resigned without notice on June 19, 2002 whereupon the Board of Directors for the Fund voted to internalize all management and administrative functions of the Fund. Consequently, since June 19, 2002, the Fund has directly paid all of its own operating expenses in addition to legal fees and proxy solicitation expenses of incumbent directors.
     Subsequent to the resignation of the Former Adviser, the Fund determined that the Former Adviser had not paid certain vendors for services performed on behalf of the Fund, which it had agreed to pay. On August 30, 2002, the Fund paid or accrued $463,535 in expenses to pay those vendors, which resulted in a $0.028 decrease in net asset value per share. See "Legal Proceedings" in Part II of this Form 10-Q for a discussion of legal action against the Former Adviser by Millenco L.P., a stockholder of the Fund, to recover certain advisory fees paid by the Fund to the Former Adviser.
     On February 7, 2003, the Fund acquired various assets from Sand Hill Capital Holdings, Inc. for the Fund's operations, including but not limited to, furniture and systems hardware and software. The assets were purchased for $24,000.
     On February 13, 2003, the Fund entered into new Directors & Officers/Professional Liability Insurance policies with a cost of approximately $1.4 million. The cost will be amortized over the life of the policy, through February 2004.
     During the nine months ended July 31, 2003, the Fund accrued $4.0 million for legal and proxy solicitation fees and expenses, which includes $2.2 million accrued at the direction of the Board of Directors, to reimburse the legal and proxy solicitation fees and expenses of two major Fund shareholders, Millenco, L.P. and Karpus Investment Management, including their costs of obtaining judgment against the Fund in the Delaware Chancery Court and costs associated with the proxy process and the election of the current Board of Directors. A review is being made of the Fund's rights of reimbursement for expenses and losses to determine what amounts, if any, may be recoverable by the Fund.
     Significant components of operating expenses for the nine months ended July 31, 2003 include proxy/litigation fees & expenses of $4,037,327 (discussed above), salaries and benefits of $2,236,987, legal fees of $1,412,517, insurance premium expenses of $689,929, facilities costs of $565,696, directors' fees of $396,000, audit fees of $141,349, and administration fees of $108,712.

REALIZED GAIN AND LOSS ON PORTFOLIO SECURITIES
     For the nine months ended July 31, 2003, the Fund had a net realized loss of $151,931. Such loss was realized mainly from the disbursement of assets from EXP Systems, Inc. to its preferred shareholders.
     For the nine months ended July 31, 2002, the Fund had a net realized loss of $20.7 million. Such loss was realized mainly from the transactions involving the assets of INFOUSA.com, Inc. being acquired by INFOUSA, Inc., the parent company of INFOUSA.com, Inc., the disbursement of assets from EXP Systems, Inc. to its preferred shareholders, and the write-off of Personic Software, Inc. due to the dilution of the Fund's equity position.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES
     During the nine months ended July 31, 2003, the Fund had a net increase in unrealized depreciation on investment transactions of $43.0 million. Such depreciation resulted from the Former Valuation Committee's and/or the Current Valuation Committee's decisions to mark down the fair value of the Fund's investments in Actelis Networks, Inc., Arcot Systems, Inc., BlueStar Solutions, Inc., BS Management, CBCA, Inc., Endymion Systems, Inc., FOLIOFN, Inc., Ishoni Networks, Inc., Lumeta Corporation, Pagoo, Inc., Phosistor Technologies, Inc., ProcessClaims, Inc., DataPlay, Inc., SafeStone Technologies PLC, Sonexis, Inc., Vendio Services, Inc. (formerly AuctionWatch.com, Inc.), Yaga, Inc., and 0-In Design Automation, Inc. The Former Valuation Committee marked down the fair value of the Fund's investments by $6.6 million and the Current Valuation Committee marked down the fair value of the Fund's investments by an additional $36.4 million. The Former Valuation Committee and/or the Current Valuation Committee decided to write down the carrying value of the investments for a variety of reasons including, but not limited to, portfolio company performance, prospects of a particular sector, data on purchases or sales of similar interests of the portfolio company, cash consumption, cash on-hand, valuation comparables, the likelihood of a company being able to attract further financing, a third party valuation event, cramdowns, limited liquidity options, and a company's likelihood or ability to meet financial obligations.
     For the nine months ended July 31, 2003, the increase in the Fund's accumulated deficit was $50.8 million and the total accumulated deficit since inception is $167.1 million; the accumulated deficit is due primarily to the Fund's mark down of the valuations of certain portfolio company investments. Management expects the unrealized losses of the Fund's investments in ShopEaze Systems, Inc. to be realized as soon as dissolution papers are completed and signed by the company's respective inside investors and the unrealized losses of the Fund's investments in DataPlay, Inc. to be realized as soon as the portfolio company's bankruptcy proceedings are completed.
     For the nine months ended July 31, 2002, the Fund had a net increase in unrealized depreciation of $27.1 million. Such depreciation also resulted mainly from the Fund's mark down of the value of the Fund's investments in certain portfolio companies. During the nine months ended July 31, 2002, the increase in the Fund's accumulated deficit was $50.6 million and the total accumulated deficit since inception was $107.7 million. Such deficit also resulted mainly from the mark down of the value of the Fund's investments in certain portfolio companies.

PORTFOLIO INVESTMENTS
     At July 31, 2003, the cost of equity investments held by the Fund was $129.3 million, and their aggregate fair value was $15.6 million. In addition the Fund held subordinated notes in portfolio companies with a cost of $4.5 million and aggregate fair value of $0.0 million. Also, the fund held debt instruments with a cost of $19.8 million and an aggregate fair value of $15.3 million. Management continues to evaluate opportunities for its portfolio companies to realize value for the Fund and its stockholders.
     At July 31, 2003, the Fund had active investments in the following portfolio companies:

   ACTELIS NETWORKS, INC.

     Actelis Networks, Inc. ("Actelis"), Fremont, California, enables telecommunications carriers and service providers to deliver high-speed, high-quality broadband services over the existing copper wire infrastructure.
     At October 31, 2002, the Fund's investment in Actelis consisted of 1,506,025 shares of Series C Preferred Stock at a cost of approximately $5.0 million. The investment was assigned a fair value of approximately $2.5 million, or approximately $1.66 per share.
     The Current Valuation Committee marked down the carrying value of the Fund's investment in Actelis by writing down the investment by $1.0 million to $1.5 million.
     At July 31, 2003, the Fund's investment in Actelis consisted of 1,506,025 shares of Series C Preferred Stock at a cost of approximately $5.0 million. The investment has been assigned a fair value of $1.5 million, or approximately $1.00 per share.

   ARCOT SYSTEMS, INC.

     Arcot Systems, Inc. ("Arcot"), Santa Clara, California, develops solutions to address the challenges of securing e-business applications in Internet-scale and transactional environments.
     On December 30, 2002, the Fund entered into an investment of approximately $5.0 million in the form of a Credit Facility with Arcot maturing on December 31, 2005. The note earns a floating rate of interest at prime plus 5% per annum with a floor at 10% per annum and a ceiling at 12% per annum on the outstanding balance of the note. In connection with the Fund's $5.05 million Credit Facility with Arcot Systems, Inc., the Fund also received warrants to purchase shares of Series E Convertible Preferred Stock of Arcot Systems, Inc., equal to 3% of the outstanding common stock on a fully diluted basis, at an exercise price of $0.966 per share, as adjusted. The warrants expire on December 31, 2009.
     The Current Valuation Committee marked down the carrying value of the Fund's investments in Arcot by writing down the investment by $3.0 million to $2.0 million.
     At July 31, 2003, the Fund's investment in Arcot consisted of an outstanding balance on the loan of $5.05 million with a cost of approximately $5.0 million. The investment is being valued at $2.0 million and the warrants are being valued at $0.0.

   BLUESTAR SOLUTIONS, INC.

     BlueStar Solutions, Inc. ("BlueStar"), Cupertino, California, is a provider of enterprise applications outsourcing services. BlueStar delivers complete end-to-end services for managing SAP applications.
     At October 31, 2002, the Fund's investments in BlueStar consisted of 74,211 shares of Series C Preferred Stock, 4,545,455 shares of Series D Preferred Stock, 49,474 shares of Common Stock, and 136,054 warrants to purchase 136,054 shares of Series C Preferred Stock with a combined cost of approximately $13.0 million. The investments were assigned a fair value of $4.5 million, or approximately $20.21 per share of the Series C Preferred Stock, approximately $0.66 per share of the Series D Preferred Stock, $0.00 per share of the Common Stock, and $0.00 per warrant.
     The Current Valuation Committee marked down the carrying value of the Fund's investments in BlueStar by writing down the Series C Preferred Stock by $1.5 million to $0.0 and by writing down the Series D Preferred Stock by $1.5 million to $1.5 million.
     On May 26, 2003, and based on the Fund's investment-related diligence, the 136,054 warrants to purchase shares of Series C Preferred Stock of BlueStar were not exercised by the Fund and were subsequently expired.
     At July 31, 2003, the Fund's investments in BlueStar consisted of 74,211 shares of Series C Preferred Stock, 4,545,455 shares of Series D Preferred Stock, and 49,474 shares of Common Stock with a combined cost of approximately $13.0 million. The investments have been assigned a fair value of $1.5 million, or $0.00 per share of the Series C Preferred Stock, approximately $0.33 per share of the Series D Preferred Stock, and $0.00 per share of the Common Stock.

   BS MANAGEMENT

     On December 18, 2002, the Fund entered into an investment of $3.0 million in the form of a Loan Agreement with BS Management maturing on March 17, 2003. BS Management is based in the Isle of Man.
     The Current Valuation Committee marked down the carrying value of the Fund's investment in BS Management by writing down the loan by $1.5 million to $1.5 million.
     On April 13, 2003, the Fund received a partial return of capital from BS Management of approximately $70,000.
     At July 31, 2003, the Fund's investment in BS Management has been assigned a fair value of approximately $1.5 million.
     The United States Securities and Exchange Commission (the "SEC") requested that the Fund provide it with documents and other information concerning the BS Management transaction, and the Fund has complied with such requests.
     For a discussion of the BS Management legal proceedings and negotiated return of capital, please refer to Footnote 6 ("Subsequent Events") in Part I,
Item 1 "Notes to Financial Statements".

   CBCA, INC.

     CBCA, Inc. ("CBCA"), Oakland, California, has developed an automated health benefit claims processing and payment system that includes full website functionality.
     At October 31, 2002, the Fund's investment in CBCA consisted of 4,774,636 shares of Series E Preferred Stock with a cost of approximately $10.0 million. The investment was assigned a fair value of approximately $10.0 million, or approximately $2.09 per share.
     On December 20, 2002, the Fund entered into a follow-on investment of $1.0 million in CBCA, consisting of 477,463 shares of Series E Preferred Stock at approximately $2.09 per share.
     On December 31, 2002, the Fund entered into a follow-on investment of $1.0 million in CBCA, consisting of 477,463 shares of Series E Preferred Stock at approximately $2.09 per share.
     The Current Valuation Committee marked down the carrying value of the Fund's investments in CBCA by writing down the Series E Preferred Stock by $11.0 million to $1.0 million.
     At July 31, 2003, the Fund's investment in CBCA consisted of 5,729,562 shares of Series E Preferred Stock with a cost of approximately $12.0 million. The investment has been assigned a fair value of $1.0 million, at approximately $0.17 per share.
     John Grillos, the former Chief Executive Officer of the Fund, served as a director of CBCA and resigned his directorship on March 6, 2003.

   CIDERA, INC./MAINSTREAM DATA, INC.

     Cidera, Inc. ("Cidera"), Laurel, Maryland, provides satellite-based delivery of broadband content directly to Internet access points closest to the end users. Mainstream Data, Inc. ("Mainstream"), Salt Lake City, Utah, builds and operates satellite, Internet, and wireless broadcast networks for the world's largest information companies. Mainstream Data networks deliver text news, streaming stock quotations, and digital images to subscribers around the world. At October 31, 2002, the Fund's investment in Cidera consisted of 857,192 shares of Series D Preferred Stock with a cost of approximately $7.5 million.
The investment was assigned a fair value of approximately $500,000, or approximately $0.58 per share. Subsequent to October 31, 2002, Mainstream was spun out from Cidera, resulting in a 50%/50% cost basis split between the two investments.
     At July 31, 2003, the Fund's investment in Cidera consisted of 857,192 shares of Series D Preferred Stock with a cost of approximately $3.75 million. The investment has been assigned a fair value of $0.0.
     At July 31, 2003, the Fund's investment in Mainstream consisted of 85,719 shares of Series D Preferred Stock with a cost of approximately $3.75 million. The investment has been assigned a fair value of approximately $500,000 or approximately $5.83 per share.

   DATAPLAY, INC.

     DataPlay, Inc. ("DataPlay"), Boulder, Colorado, developed new ways of enabling consumers to record and play digital content.
     At October 31, 2002, the Fund's total investment in DataPlay, with a cost basis of $12.0 million, consisted of 2,500,000 shares of Series D Preferred Stock and seven promissory notes with a combined cost of $4.5 million. The investment had been assigned a fair value of approximately $2.25 million, comprising $0.00 per share for the Series D Preferred Stock and 50% of the face value of the promissory notes.
     On November 20, 2002, DataPlay filed for bankruptcy under Chapter 11 of the U.S. Code.
     On January 15, 2003, the Former Valuation Committee marked down the remaining value of the Fund's investment in all of the Promissory Notes issued by DataPlay by $2.25 million and wrote off all of the accrued interest from the Notes.
     At July 31, 2003, the Fund's total investment in DataPlay consisted of 2,500,000 shares of Series D Preferred Stock with a cost basis of $7.5 million and seven promissory notes with a combined cost of $4.5 million. The investments have been assigned a fair value of $0.0.

   DETERMINE SOFTWARE, INC.

     Determine Software, Inc. ("Determine"), San Francisco, California, is a provider of web-based contract management software.
     On February 5, 2003, the Fund entered into an investment of approximately $2.0 million in the form of a Credit Facility with Determine maturing on January 31, 2006. The note earns a floating rate of interest at prime plus 5% per annum with a floor at 12% per annum on the outstanding balance. The Fund also received 2,229,955 warrants to purchase a future round of convertible preferred stock at a price of $0.205 per share. The warrants expire on January 31, 2010.
     At July 31, 2003, the Fund's investment in Determine consisted of an outstanding balance on the loan of $2.02 million with a cost of approximately $2.0 million and 2,229,955 warrants to purchase a future round of convertible preferred stock at a price of $0.205 per share. The investment is being valued at approximately $2.0 million and the warrants are being valued at $0.0.

   ENDYMION SYSTEMS, INC.

     Endymion Systems, Inc. ("Endymion"), Oakland, California, is a single source supplier for strategic, web-enabled, end-to-end business solutions that help its customers leverage Internet technologies to drive growth and increase productivity.
     At October 31, 2002, the Fund's investment in Endymion consisted of 7,156,760 shares of Series A Preferred Stock with a cost of approximately $7.0 million. The investment was assigned a fair value of $2.0 million, or approximately $0.28 per share.
     The Current Valuation Committee marked down the carrying value of the Fund's investments in Endymion by writing down the Series A Preferred Stock by $2.0 million to $0.0.
     At July 31, 2003, the Fund's investment in Endymion consisted of 7,156,760 shares of Series A Preferred Stock with a cost of approximately $7.0 million. The investment has been assigned a fair value of $0.0.

   FOLIOFN, INC.

     FOLIOFN, Inc. ("FOLIOFN"), Vienna, Virginia, is a financial services technology company that delivers leading-edge investment solutions to financial services firms and investors.
     At October 31, 2002, the Fund's investment in FOLIOFN consisted of 5,802,259 shares of Series C Preferred Stock with a cost of $15.0 million. The investment was assigned a fair value of approximately $3.0 million, or approximately $0.52 per share.
     The Current Valuation Committee marked down the carrying value of the Fund's investments in FOLIOFN by writing down the Series C Preferred Stock by $3.0 million to $0.0.

     At July 31, 2003, the Fund's investment in FOLIOFN consisted of 5,802,259 shares of Series C Preferred Stock with a cost of $15.0 million. The investment has been assigned a fair value of $0.0.
     John Grillos, the former Chief Executive Officer of the Fund, served as a director of FolioFN and resigned his directorship on March 10, 2003.

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

   INTEGRAL DEVELOPMENT CORPORATION

     Integral Development Corporation ("Integral"), Mountain View, California, is a developer of technology which enables financial institutions to expand, integrate and automate their capital markets businesses and operations.
     On December 30, 2002, the Fund entered into an investment of approximately $5.0 million in the form of a Convertible Credit Facility with Integral maturing on December 31, 2005. The transaction earns a floating rate of interest at prime plus 5% per annum with a floor at 10% per annum and a ceiling at 12% per annum on the outstanding balance, prior to conversion. In connection with the Fund's $5.05 million Credit Facility with Integral Development Corporation, the Fund also received warrants to purchase shares of Series C Convertible Preferred Stock of Integral Development Corporation (or a future round of Preferred Stock), equal to the number obtained by multiplying the outstanding common stock by 0.030928, at an exercise price equal to $0.70 per share. The warrants expire on December 31, 2009.
     At July 31, 2003, the Fund's investment in Integral consisted of an outstanding balance on the loan of $4.91 million with a cost of approximately $4.9 million. The investment is being valued at approximately $4.9 million and the warrants are being valued at $0.0.

   ISHONI NETWORKS, INC.

     Ishoni Networks, Inc. ("Ishoni"), Santa Clara, California, is a developer of technology that allows customer premises equipment manufacturers and service providers to offer integrated voice, data and security services over a single broadband connection to residential and business customers.
     At October 31, 2002, the Fund's investment in Ishoni consisted of 2,003,607 shares of Series C Preferred Stock with a cost of approximately $10.0 million. The investment was assigned a fair value of $2.5 million, or approximately $1.25 per share.
     The Former Valuation Committee marked down the carrying value of the Fund's investments in Ishoni by writing down the Series C Preferred Stock by $2.5 million to $0.0.
     At July 31, 2003, the Fund's investment in Ishoni consisted of 2,003,607 shares of Series C Preferred Stock with a cost of approximately $10.0 million. The investment has been assigned a fair value of $0.0.

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

     The Current Valuation Committee marked down the carrying value of the Fund's investments in Lumeta by writing down the Series A Preferred Stock by approximately $206,000 to approximately $44,000 and by writing down the Series B Preferred Stock from $187,000 to approximately $156,000.
     At July 31, 2003, the Fund's investment in Lumeta consisted of 384,615 shares of Series A Preferred Stock and 266,846 shares of Series B Preferred Stock with a combined cost of approximately $406,000. The investments have been assigned a fair value of $200,000, or approximately $0.11 per share of Series A Preferred Stock and approximately $0.59 per share of Series B Preferred Stock.

   PAGOO, INC.

     Pagoo, Inc. ("Pagoo"), Lafayette, California, is a developer of Internet voice technologies offering Internet services direct to the consumer.
     At October 31, 2002, the Fund's investment in Pagoo consisted of 1,956,026 shares of Series A-1 Convertible Preferred Stock with a cost of approximately
$11.6 million. The investment was assigned a fair value of approximately $170,000, or approximately $0.09 per share.
     The Current Valuation Committee marked down the carrying value of the Fund's investment in Pagoo by writing down the Series A-1 Convertible Preferred Stock by approximately $170,000 to $0.0.
     At July 31, 2003, the Fund's investment in Pagoo consisted of 1,956,026 shares of Series A-1 Convertible Preferred Stock with a cost of approximately $11.6 million. The investment has been assigned a fair value of $0.0.
     Nino Marakovic, an employee of the Fund, serves as a director of Pagoo.

   PHOSISTOR TECHNOLOGIES, INC.

     Phosistor Technologies, Inc. ("Phosistor"), Pleasanton, California, designs and develops integrated semiconductor components and modules for global telecommunications and data communications networks.
     At October 31, 2002, the Fund's investment in Phosistor consisted of 6,666,667 shares of Series B Convertible Preferred Stock with a cost of approximately $1.0 million. The investment was assigned a fair value of approximately $1.0 million, or approximately $0.15 per share.
     The Current Valuation Committee marked down the remaining carrying value of the Fund's investments in Phosistor by $1.0 million to $0.0.
     At July 31, 2003, the Fund's investment in Phosistor consisted of 6,666,667 shares of Series B Preferred Stock with a cost of approximately $1.0 million. The investment has been assigned a fair value of $0.0.

   PROCESSCLAIMS, INC.

     ProcessClaims, Inc. ("ProcessClaims"), Manhattan Beach, California, provides web-based solutions and value added services that streamline the automobile insurance claims process for the insurance industry and its partners.
     At October 31, 2002, the Fund's investment in ProcessClaims consisted of 6,250,000 shares of Series C Preferred Stock, 849,257 shares of Series D
Preferred Stock, and 873,362 warrants to purchase 873,362 shares of Series E Convertible Preferred Stock with a combined cost of approximately $2.4 million. The investment was assigned a fair value of approximately $3.3 million, or approximately $0.471 per share of Series C Preferred Stock, approximately $0.471 per share of Series D Preferred Stock, and $0.00 per warrant.
     The Current Valuation Committee marked down the carrying value of the Fund's investments in ProcessClaims by writing down the Series C Preferred Stock by approximately $940,000 to $2.0 million.
     At July 31, 2003, the Fund's investments in ProcessClaims consisted of 6,250,000 shares of Series C Preferred Stock, 849,257 shares of Series D
Preferred Stock, and 873,362 warrants to purchase 873,362 shares of Series E Convertible Preferred Stock with a combined cost of approximately $2.4 million. The investments were assigned a fair value of approximately $2.4 million, or approximately $0.32 per share of Series C Preferred Stock, approximately $0.47 per share of Series D Preferred Stock, and $0.00 per warrant.
     Nino Marakovic, an employee of the Fund, serves as a director of ProcessClaims.

   SAFESTONE TECHNOLOGIES PLC

     SafeStone Technologies PLC ("SafeStone"), Old Amersham, UK, provides organizations with secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.
     At October 31, 2002, the Fund's investments in SafeStone consisted of 1,714,455 shares of Series A Preferred Stock and 391,923 shares of Series B Preferred Stock with a combined cost basis of approximately $4.0 million. The investments were assigned a fair value of $2.7 million, or approximately $1.28 per share for each the Series A and B Preferred Stock.
     The Former Valuation Committee marked down the carrying value of the Fund's investments in SafeStone by writing down the remaining carrying value of the Series A Preferred Stock by approximately $1.19 million to $1.0 million.
     The Current Valuation Committee marked down the carrying value of the Fund's investments in SafeStone by writing down the remaining carrying value of the Series A Preferred Stock by approximately $1.0 million to $0.0 and by writing down the remaining carrying value of the Series B Preferred Stock by approximately $500,000 to $0.0.
     On July 29, 2003, the Fund's 1,714,455 shares of Series A Preferred Stock and 391,923 shares of Series B Preferred Stock were recapitalized into 2,106,378 shares of Series A Ordinary Stock.
     At July 31, 2003, the Fund's investments in SafeStone consisted of 2,106,378 shares of Series A Ordinary Stock with a cost of approximately $4.0 million. The investments have been assigned a fair value of $0.0.

   SHOPEAZE SYSTEMS, INC.

     ShopEaze Systems, Inc. ("ShopEaze"), Sunnyvale, California, partnered with established retailers to help them build online businesses to complement their existing brick-and-mortar businesses.
     At October 31, 2002 and July 31, 2003, the Fund's investment in ShopEaze consisted of 2,097,902 shares of Series B Preferred Stock with a cost of approximately $6.0 million. At both October 31, 2002 and July 31, 2003, the investment has been assigned a fair value of $0.0. ShopEaze ceased operations during 2002.

   SONEXIS, INC.

     Sonexis, Inc. ("Sonexis"), Boston, Massachusetts, is the developer of a new kind of conferencing solution - Sonexis ConferenceManager - a modular platform that supports a breadth of audio and web conferencing functionality to deliver rich media conferencing.
     At October 31, 2002, the Fund's investment in Sonexis consisted of 2,590,674 shares of Series C Preferred Stock with a cost of approximately $10.0 million. The investment was assigned a fair value of $7.0 million, or approximately $2.70 per share.
     The Current Valuation Committee marked down the carrying value of the Fund's investment in Sonexis by writing down the Series C Preferred Stock by $5.0 million to $2.0 million.
     At July 31, 2003, the Fund's investment in Sonexis consisted of 2,590,674 shares of Series C Preferred Stock with a cost of approximately $10.0 million. The investment has been assigned a fair value of $2.0 million, or approximately $0.77 per share.

   SYGATE TECHNOLOGIES, INC.

     Sygate Technologies, Inc. ("Sygate"), Fremont, California, is a provider of enterprise-focused security policy enforcement solutions which provide the infrastructure to maintain an unbroken chain of control to IT Management.
     At October 31, 2002 and July 31, 2003, the Fund's investment in Sygate consisted of 9,756,098 shares of Series D Preferred Stock with a cost of approximately $4.0 million. At both October 31, 2002 and July 31, 2003, the investment was assigned a fair value of approximately $4.0 million, or approximately $0.41 per share.

   SYNHRGY HR TECHNOLOGIES, INC.

     Synhrgy HR Technologies, Inc. ("Synhrgy"), Houston, Texas, provides human resources technology and outsourcing services to Fortune 1000 companies.
     On December 26, 2002, the Fund entered into an investment of approximately $5.0 million in the form of a Credit Facility with Synhrgy HR Technologies, Inc. ("Synhrgy") maturing on January 3, 2006. The note earns a fixed rate of interest at 12% per annum on the outstanding balance of the note. The Fund also received 43,750 warrants to purchase Series B-1 Preferred Stock at a price of $8.00 per share. The warrants expire on December 23, 2009.
     At July 31, 2003, the Fund's investment in Synhrgy consisted of an outstanding balance on the loan of $5.0 million with a cost of approximately $4.95 million. The investment is being valued at approximately $4.96 million and the warrants are being valued at $0.0.

   VENDIO SERVICES, INC. (FORMERLY AUCTIONWATCH.COM, INC.)

     Vendio Services, Inc. ("Vendio"), formerly AuctionWatch.com, Inc., San Bruno, California, enables small businesses and entrepreneurs to build Internet sales channels by providing software solutions to help these merchants efficiently market, sell and distribute their products.
     At October 31, 2002, the Fund's investment in Vendio consisted of 10,476 shares of Common Stock and 6,443,188 shares of Series A Preferred Stock at a cost of approximately $6.6 million. The investments were assigned a fair value of approximately $1.1 million, or $0.00 per share for the Common Stock and approximately $0.18 per share for the Series A Preferred Stock, respectively.
     The Current Valuation Committee marked down the carrying value of the Fund's investments in Vendio by writing down the Series A Preferred Stock by approximately $600,000 to $500,000.
     At July 31, 2003, the Fund's investments in Vendio consisted of 10,476 shares of Common Stock and 6,443,188 shares of Series A Preferred Stock at a cost of approximately $6.6 million. The investments have been assigned a fair value of approximately $500,000, or $0.00 per share for the Common Stock and approximately $0.08 per share for the Series A Preferred Stock.
     On April 2, 2003, the portfolio company Auctionwatch changed its name to Vendio Services, Inc.
     Nino  Marakovic,  an employee of the Fund,  serves as a director of Vendio.

   YAGA, INC.

     Yaga, Inc. ("Yaga"), San Francisco, California, provides an advanced hosted application service provider (ASP) platform that addresses emerging revenue and payment infrastructure needs of online businesses. Yaga's sophisticated payment and accounting application supports micropayments, aggregated billing and stored value accounts while also managing royalty/affiliate accounting and split payments.
     At October 31, 2002, the Fund's investment in Yaga consisted of 300,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred and 100,000 warrants to purchase 100,000 shares of Series B Preferred Shares with a combined cost of $2.3 million. The investments were assigned a fair value of $1.3 million, or $1.00 per share of Series A Preferred Stock and Series B Preferred Stock and $0.00 per warrant.
     The Former Valuation Committee marked down the carrying value of the Fund's investments in Yaga by writing down the Series A Preferred Stock by approximately $300,000 to $0.0 and the Series B Preferred Stock by approximately $350,000 to approximately $650,000.
     The Current Valuation Committee marked down the carrying value of the Fund's investments in Yaga by writing down the Series B Preferred Stock by approximately $650,000 to $0.0.
     At July 31, 2003, the Fund's investment in Yaga consisted of 300,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred and 100,000 warrants to purchase 100,000 shares of Series B Preferred Shares with a combined cost of $2.3 million. The investments have been assigned a fair value of $0.0.

   0-IN DESIGN AUTOMATION, INC.

     0-In Design Automation, Inc. ("0-In"), San Jose, California, is an electronic design automation (EDA) company providing functional verification products that help verify multi-million gate application specific integrated circuit (ASIC) and system-on-chip (SOC) chip designs.
     At October 31, 2002, the Fund's investment in 0-In consisted of 2,239,291 shares of Series E Preferred Stock at a cost of approximately $4.0 million. The investments were assigned a fair value of approximately $4.0 million, or approximately $1.79 per share.
     The Current Valuation Committee marked down the carrying value of the Fund's investments in 0-In by writing down the Series E Preferred Stock by approximately $2.0 million to $2.0 million.
     At July 31, 2002, the Fund's investment in 0-In consisted of 2,239,291 shares of Series E Preferred Stock at a cost of approximately $4.0 million. The investments have been assigned a fair value of approximately $2.0 million, or approximately $0.89 per share.
     Mr. Gerhard, a director of the Fund through January 16, 2003, when he resigned, served as a director of 0-In through March 8, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 2003, the Fund had $143.4 million of investments consisting of investments in preferred and common stocks totaling $15.6 million, investments in debt instruments totaling $15.3 million, investments in U.S. government and agency securities totaling $112.3 million and cash and cash equivalents totaling approximately $229,000. The Fund considers all money market and all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. Current balance sheet resources are believed to be sufficient to finance anticipated future commitments.

SUBSEQUENT EVENTS

     For a discussion of the BS Management legal proceedings and negotiated return of capital, please refer to Footnote 6 ("Subsequent Events") in Part I,
Item 1 "Notes to Financial Statements".
     For a discussion of the Fund's definitive proxy statement filed with the SEC on August 18, 2003, please refer to Footnote 6 ("Subsequent Events") in Part I, Item 1 "Notes to Financial Statements".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Historically the Fund has invested in small companies, and its investments are considered speculative in nature. The Fund's investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, the Fund is subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and return of capital.
     The portion of our portfolio consisting of investments in private companies is also subject to valuation risk. The market value of the Fund's shares in large part depends on the values of the Fund's investments and the prospects and financial results of the companies in which the Fund invests. Many of the Fund's investments are securities of private companies that are not publicly traded. The financial and other information regarding the issuers of these securities that is available to the Fund may be more limited than the information available in the case of issuers whose securities are publicly traded. The Board of Directors determines the fair value of these securities in accordance with procedures deemed reasonable. However, fair value is an estimate and, notwithstanding the good faith efforts of the Board of Directors to determine the fair value of securities held by the Fund, there can be no assurance that those values accurately reflect the prices that the Fund would realize upon sales of those securities. Moreover, the prospects and financial condition of the companies in which the Fund invests may change and these changes may have a significant impact on the fair values of the Fund's investments. We value our privately held investments based on a determination made by our Board of Directors on a quarterly basis and as otherwise required in accordance with our established fair value procedures. In the absence of a readily ascertainable market value, the estimated values of our investments may differ significantly from the values that would exist if a ready market for these securities existed. Any changes in valuation are recorded in our statements of operations as "Net unrealized gain (loss) on investments."
     Investments in short term securities and cash and cash equivalents comprise approximately 79.44% of the Fund's net assets at July 31, 2003, and are subject to financial market risk, including changes in interest rates. The Fund has invested a portion of its capital in debt securities, the yield and value of which may be impacted by changes in market interest rates.
     As noted in Part II, Item 4, on February 28, 2003 a new Board of Directors to the Fund was elected. The current Board has adopted a long-term management plan going forward which is subject to approval by stockholders. As noted in
Part I, Item 2, on August 18, 2003, the Fund filed a definitive proxy statement with the SEC asking the stockholders to approve a proposed management plan.

ITEM 4. CONTROLS AND PROCEDURES.

     Within the 90 days prior to the filing date of this quarterly report on Form 10-Q, the Fund carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our current Chief Executive Officer, who also performs the functions of a Chief Financial Officer (the CEO/ CFO). Based upon that evaluation, the CEO/CFO has concluded that our disclosure controls and procedures are adequate and effective.
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our CEO/CFO, as appropriate to allow timely decisions regarding required disclosure.
     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation discussed in paragraph (a) above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 20, 2002, Millenco LP ("Millenco"), a stockholder, filed a complaint in the United States District Court for the District of Delaware on behalf of the Fund against the Former Adviser. The Fund was designated a "nominal" defendant for purposes of effectuating the relief sought in the complaint. The complaint alleges that the fees received by the Former Adviser for the year prior to the filing of the complaint were excessive, in violation of Section 36(b) of the 1940 Act. The Former Adviser's motions to dismiss the action or transfer it to California were both denied. The case is in discovery, which has been stayed temporarily for the purpose of settlement negotiations. The Fund is monitoring this litigation inasmuch as any recovery would accrue to the Fund.
     On April 3, 2002, Millenco filed a complaint against the Fund in the Court of Chancery, New Castle County, Delaware, seeking a judicial confirmation of the stockholder vote of March 27, 2002, rejecting new investment advisory agreements between the Fund and the Former Adviser and between the Fund and the Former Sub-Adviser. On April 5, 2002, Millenco moved to accelerate the trial of the case and later that day the Fund's Board of Directors acknowledged that the proposals for shareholder approval of the advisory and sub-advisory agreements had failed and that a stockholder's meeting would not be reconvened on this matter. On July 30, 2002, Millenco filed an amended complaint against the Fund and the Fund's directors in the Court of Chancery, New Castle County, Delaware, seeking to (i) invalidate the election of two of the Fund's former directors, John M. Grillos and Larry Gerhard, at the 2001 and 2002 Annual Meetings of Stockholders, to three-year terms expiring 2004 and 2005, respectively; and the election of former director Peter Freudenthal, at the 2001 Annual Meeting, to a three-year term expiring 2004; and (ii) require the Fund to hold a special Meeting of Stockholders, for the purpose of holding new elections to fill the board seats currently held by Mr. Grillos and Mr. Gerhard and the board seat vacated by Peter Freudenthal due to his resignation in June 2002.
     On December 19, 2002, the Court granted judgment for Millenco holding that the former directors had breached their fiduciary duty of disclosure under Delaware law in connection with the 2001 and 2002 election of directors and ordered the Fund to hold new elections for the seats held by directors Grillos and Gerhard and former director Freudenthal. The election was held on February 28, 2003, at which the Fund's current directors were elected.
     On February 6, 2003 the Fund filed a complaint against Millennium Partners, L.P., Millenco, L.P. and Karpus Management, Inc. (collectively "the stockholders") in the United States District Court for the Southern District of New York, alleging various violations of federal securities law primarily in connection with the ongoing proxy contest between Millenco and the Fund's former management. The complaint asked the Court for preliminary and permanent injunctive relief aimed at limiting the stockholders voting rights at the February 28, 2003 annual meeting of stockholders.
     On February 24, 2003, after extensive discovery and an evidentiary hearing, the United States District Court for the Southern District of New York denied the Fund's motion for a preliminary injunction against the defendants finding there was insubstantial likelihood of the Fund succeeding on any of the claims asserted. On March 27, 2003, the Fund voluntarily dismissed the lawsuit.
     For a discussion of the BS Management legal proceedings and negotiated return of capital, please refer to Footnote 6 ("Subsequent Events") in Part I,
Item 1 "Notes to Financial Statements".

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


MATTER                           VOTES FOR           VOTES AGAINST                  VOTES
                                                                              WITHHELD/ABSTAINED
PROPOSAL 1:
   John M. Grillos               1,662,889                                          284,030
   Michael H. Jordan             1,684,919                                          262,000
   Gerald Hellerman              7,406,154                                          590,466
   Robert C. Knapp               7,405,754                                          590,866

PROPOSAL 2:
   Laurence R. Hootnick          1,685,970                                          260,949
   Peter J. Locke                1,693,823                                          253,096
   Bruce W. Shewmaker            7,406,654                                          589,966
   George Karpus                 7,411,754                                          584,866

PROPOSAL 3:
   Frederick M. Hoar             1,686,354                                          260,565
   Vincent H. Tobkin             1,693,822                                          253,097
   James K. Sims                 1,690,915                                          256,004
   Emilio Dominianni             7,403,254                                          593,366
   Terry Feeney                  7,409,854                                          586,766
   Robert S. Everett             7,406,854                                          589,766

PROPOSAL 4:                      7,794,529            1,678,994                     470,016

PROPOSAL 5:                      7,410,053            1,839,287                     694,199


     Under  Proposals 1, 2, 3, the  shareholders  elected  seven new  directors:
Gerald Hellerman, Robert C. Knapp, Bruce W. Shewmaker, George Karpus, Emilio Dominianni, Terry Feeney, and Robert Everett. Gerald Hellerman, Robert C. Knapp, Bruce W. Shewmaker, George Karpus, Emilio Dominianni, and Terry Feeney will serve as members of the Board who are not "interested persons" of the Fund and its affiliated persons ("Independent Directors"), within the meaning of the 1940 Act. On March 6, 2003, the Board appointed director nominee Robert S. Everett to the CEO post on an interim basis. In connection with his appointment, Mr.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits

                    Exhibit No.          Exhibit
                    -------------        ---------

                    31                   Rule 13a-14(a) Certifications.

                    32                   Section 1350 Certification.

                    Other required Exhibits are included in this Form 10-Q or have been previously filed in the Fund's Registration Statement on Form N-2 (Reg. No. 333-92287).

          (b)       Reports on Form 8-K

                         On December 2, 2002,  the Fund filed one report on Form
                    8-K reporting the Fund's commencement of doing business under the name MVC Capital and to announce the hiring of an interim Chief Financial Officer.
                         On March 11,  2003 the Fund  filed a report on Form 8-K
                    confirming the election results following the Annual Meeting of Shareholders, advising that John Grillos had been terminated as Chief Executive Officer of the Fund and that
                    Robert S. Everett had been appointed as acting Chief Executive Officer.
                         On March 17,  2003 the Fund  filed a report on Form 8-K
                    advising that Michael Stewart had resigned as acting Chief Financial Officer of the Fund, and that the filing of the Form 10-Q quarterly report for the period ended January 31, 2003 would be delayed, pending a full review of the portfolio valuation by the Current Valuation Committee appointed by the Board of Directors.
                         On April 23, 2003,  the Fund filed a report on Form 8-K
                    advising that, on April 16, 2003, PricewaterhouseCoopers LLP ("PwC"), the Fund's independent accountants, had resigned. During the past two fiscal years of the Fund and the subsequent interim period through April 16, 2003, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements. In addition, the report, as filed on Form 8-K, advised that a review of the Fund's portfolio valuation had been conducted and as a result of this review, the fair value of many of the Fund's holdings had been written down.
                         On June 9,  2003,  the Fund  filed a report on Form 8-K
                    announcing the Fund's new long term strategy, subject to shareholder approval, pursuant to which the Fund would: (i) be managed as a more traditional, mezzanine and buyout focused Business Development Company with an increased dividend yield, (ii) conduct a tender offer for 25% of the Fund's outstanding shares at a price of 95% of the Fund's net asset value, and (iii) appoint Michael Tokarz, a private merchant banker and a former General Partner of Kohlberg Kravis Roberts & Co., as the Chairman of the Board and Portfolio Manager of the Fund. This Form 8-K also reported that the Fund would seek shareholder approval of the new long term strategy, even though such approval is not required.
                         On July 22,  2003,  the Fund filed a report on Form 8-K
                    advising that the Fund had filed a preliminary proxy statement with the SEC asking the stockholders to approve the proposed management plan of the Board of Directors at a special meeting of stockholders to be held on Tuesday, September 16, 2003. In addition, the report, as filed on Form 8-K, advised that a review of the Fund's portfolio valuation had been conducted and as a result of this review, the fair value of certain holdings of the Fund had been written down.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.


                                      MEVC DRAPER FISHER JURVETSON FUND I, INC.

Date: September 12, 2003              /s/    Robert S. Everett
                                      -----------------------------------------------------------
                                      Robert S. Everett

                                      Chief Executive Officer, and in the capacity of the officer who performs the functions of Principal Financial Officer.


                                                                     EXHIBIT 31

                          RULE 13A-14(A) CERTIFICATIONS

I, Robert S. Everett, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of meVC Draper Fisher Jurvetson Fund I, Inc.;
          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
          4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
                    a) designed  such  disclosure  controls and  procedures,  or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and
                    b)  evaluated   the   effectiveness   of  the   registrant's
               disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                    c) disclosed  in this report any change in the  registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financing reporting; and

          5.   The  registrant's   other   certifying   officer(s)  and  I  have
               disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):
                    a) all  significant  deficiencies in the design or operation of internal control over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                    b)  any  fraud,  whether  or  not  material,  that  involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:
September 12, 2003                   /s/ Robert S. Everett
                                     -----------------------------------------
                                     Robert S. Everett
                                     Chief Executive Officer
                                     meVC Draper Fisher Jurvetson Fund I, Inc.

I, Robert S. Everett, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of meVC Draper Fisher Jurvetson Fund I, Inc.;
          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
          4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
                    a) designed  such  disclosure  controls and  procedures,  or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and
                    b)  evaluated   the   effectiveness   of  the   registrant's
               disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                    c) disclosed  in this report any change in the  registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financing reporting; and
          5.   The  registrant's   other   certifying   officer(s)  and  I  have
               disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):
                    a) all  significant  deficiencies in the design or operation of internal control over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                    b)  any  fraud,  whether  or  not  material,  that  involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:
September 12, 2003                  /s/  Robert S. Everett
                                    --------------------------------------------
                                    Robert S. Everett

                                    In the capacity of the officer who performs the functions of Principal Financial Officer meVC Draper Fisher Jurvetson Fund I, Inc.

                                                                     EXHIBIT 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Robert S. Everett, as Chief Executive Officer and in the capacity of the officer who performs the functions of Principal Financial Officer, of meVC Draper Fisher Jurvetson Fund I, Inc., a Delaware corporation (the "Registrant"), certifies that:

1. The Registrant's quarterly report on Form 10-Q for the period ended July 31, 2003 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Chief Executive Officer and in the capacity of the officer who performs the functions of Principal Financial Officer meVC Draper Fisher Jurvetson Fund I, Inc.


/S/ ROBERT S. EVERETT
--------------------------
Robert S. Everett


Date: September 12, 2003