Form 10-K
period 2003-10-31
MEVC DRAPER FISHER JURVETSON FUND I INC
filed 2004-01-29
CIK 1099941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended ___ October 31, 2003 ________________________________
                                       or
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________________
Commission file number _________ 000-28405 ____________________________________



                     MEVC DRAPER FISHER JURVETSON FUND INC.
                                D/B/A MVC CAPITAL
             (Exact name of registrant as specified in its charter)


        DELAWARE                                              94-3346760
------------------------------                        -------------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)



 287 BOWMAN AVENUE, PURCHASE, NEW YORK                         10577
---------------------------------------                  ----------------------
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code (914) 251-1817



Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                 Name of each exchange on which registered

    COMMON STOCK                                NEW YORK STOCK EXCHANGE
-------------------------                   --------------------------------

------------------------                ---------------------------------------

Securities registered pursuant to section 12(g) of the Act:    None
_______________________________________________________________________________
                                (Title of class)

_______________________________________________________________________________
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X    No
             ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
         Yes  X    No
             ----     ----

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Fund's most recently completed fiscal second quarter: $118,935,432, computed on the basis of $7.92 per share, closing price of the common stock on the New York Stock Exchange (the "NYSE") on April 30, 2003. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

There were 12,293,042 shares of the registrant's common stock, $.01 par value, outstanding as of January 28, 2004. The net asset value per share at January 28, 2004 was $8.76.

Document Incorporated by Reference:

         Proxy Statement for the Fund's Annual Meeting of Shareholders 2004, incorporated by reference in Part III, Item 10
                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            (A Delaware Corporation)
                                      Index





Part I                                                                                                    Page

     Item 1.      Business................................................................................   1
     Item 2.      Properties..............................................................................  12
     Item 3.      Legal Proceedings.......................................................................  12
     Item 4.      Submission of Matters to a Vote of Security Holders.....................................  13

Part II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters...................  14
     Item 6.      Selected Financial Data.................................................................  15
     Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................  16
     Item 7A.     Quantitative and Qualitative Disclosure about Market Risk...............................  31
     Item 8.      Financial Statements and Supplementary Data.............................................  33
     Item 9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures....................................................  53
     Item 9A.     Controls and Procedures ................................................................  53

Part III

     Item 10.     Directors and Executive Officers of the Registrant......................................  54
     Item 11.     Executive Compensation..................................................................  54
     Item 12.     Security Ownership of Certain Beneficial Owners and Management..........................  54
     Item 13.     Certain Relationships and Related Transactions..........................................  54
     Item 14.     Principal Accounting Fees and Services..................................................  54

Part IV

     Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................  55

     SIGNATURES    ........................................................................................ 58



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

ITEM 1. BUSINESS

     meVC Draper Fisher Jurvetson Fund I, Inc., D/B/A MVC Capital (the "Fund"), is a Delaware Corporation organized on December 2, 1999. On March 31, 2000, the Fund raised $330 million in an initial public offering whereupon it commenced operations as a closed-end investment company. The Fund's investment objective is to seek to maximize total return from capital appreciation and/or income. The Fund seeks to achieve its investment objective by providing equity and debt financing to companies that are, for the most part, privately owned ("Portfolio Companies"). The Fund's current equity and debt investments in Portfolio Companies consist of equity securities such as common and preferred stock, senior and subordinated loans, venture capital, mezzanine and preferred instruments and private equity instruments. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). On December 4, 2002, the Fund announced it had commenced doing business under the name MVC Capital.

     The Fund currently has six employees. From the Fund's inception through February 28, 2003, the Fund had a five-member board of directors (the "Former Board"), all of whom had been selected by principals of the Fund's original investment adviser and approved by the stockholders. On February 28, 2003, the Fund's shareholders elected an entirely new board of seven directors with no prior affiliation with the Fund. The Fund currently has seven members on the Board of Directors, six of whom were elected on February 28, 2003. Five of the directors are not "interested persons" of the Fund (the "Independent
Directors"), as defined by the Investment Company Act. The directors are responsible for providing overall guidance and supervision of the Fund, approving the valuation of the Fund's investments and performing various duties imposed on directors of a business development company by the Investment Company Act. Among other things, the Independent Directors supervise the management arrangements for the Fund, the custody arrangements with respect to portfolio securities, the selection of independent public accountants, fidelity bonding and any transactions with affiliates.

     The Fund's principal executive office is located at 287 Bowman Avenue, Purchase NY 10577, its telephone number is 914-251-1825 and its website is WWW.MVCCAPITAL.COM. Copies of the Fund's annual regulatory filings on Form 10-K, quarterly regulatory filings on Form 10-Q, Form 8-K, and other regulatory filings may be obtained from the Fund's website, free of charge.

ORGANIZATION

     From inception through June 19, 2002, meVC Advisers, Inc., a Delaware Corporation (the "Former Advisor" or "meVC Advisers") provided certain management and administrative services to the Fund under the supervision of the Board of Directors. The Former Advisor arranged for third parties to perform certain management, administrative and other services, including hiring Fleet Investment Advisors, Inc. to manage the Fund's cash and short term interest bearing investments, and hiring State Street Bank and Trust Co, Inc. ("State Street") to handle all functions of administration, accounting and custodial work necessary for the operations of the Fund. The Former Advisor provided the Fund with office space, facilities, equipment, and personnel (all paid by the Former Advisor). The Former Advisor also hired a sub-advisor, Draper Fisher Jurvetson MeVC Management Co., LLC (the "Former Sub-Advisor"), who provided the Fund with office space, facilities, equipment, and personnel (all paid by the Former Sub-Advisor) to conduct the investment management aspects of its business.

     At the Annual Meeting of the Fund held on March 27, 2002, two proposals pertaining to the renewal of the contracts of the Former Advisor and the Former Sub-Advisor were rejected by the Fund's shareholders. The Former Board then determined that meVC Advisers, Inc. and Draper Fisher Jurvetson MeVC Management Co., LLC would continue to serve as the Fund's investment advisor and sub-advisor, respectively, pursuant to interim agreements, which under Securities and Exchange Commission (the "SEC") rules would be allowed to remain in effect for a period of up to 150 days from March 27, 2002.

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

     From the Fund's inception through June 19, 2002, the Fund had been charged a management fee by meVC Advisers at an annual rate of 2.5% of the average weekly net assets of the Fund, paid monthly in arrears. However, meVC Advisers had agreed to pay all Fund expenses above and beyond the 2.5% management fee. On June 19, 2002, meVC Advisers resigned without prior notice to the Fund, effective immediately, as the Fund's investment advisor. This resignation resulted in the automatic termination of the agreement between the Former Advisor and the Former Sub-Advisor to the Fund.

     On June 19, 2002, the Former Board voted to internalize the management of the Fund's operations temporarily under the circumstances and appointed John M. Grillos, the principal of the Former Sub-Advisor and fellow director, to serve as the interim Chief Executive Officer. The Former Board no longer required the Fund to limit its expenses to 2.5% of net assets as had been the practice from the Fund's inception through June 19, 2002. Certain individuals who had been employed by the Former Advisor or the Former Sub-Advisor were hired by Mr. Grillos to perform the services formerly provided by the Former Advisor and Former Sub-Advisor.

     In October 2002, the Former Board a) appointed John Grillos, the then Chairman of the Board and CEO, to serve as the Fund's Chief Investment Officer;
b) elected William Del Biaggio III as President of the Fund; c) agreed to consider investing in debt instruments issued by information technology companies; and d) agreed to continue to conduct the Fund's operations through internal management by the Fund's Board of Directors, officers and employees. In November 2002, Mr. Michael D. Stewart was hired as Acting Chief Financial Officer of the Fund.

     Six of the seven members (excluding Mr. Tokarz) of the current Board were elected at the February 28, 2003 Annual Meeting of the shareholders (the "Current Board"), replacing the Former Board in its entirety. On March 6, 2003, the results of the election were certified by the Inspector of Elections, whereupon the Current Board terminated John M. Grillos, the Fund's previous CEO. Shortly thereafter, other members of the Fund's senior management team (that had previously reported to the former CEO) resigned. The Fund's day-to-day administrative operations were then overseen by Robert S. Everett, the Fund's interim CEO who was appointed by the Board to fill that role on March 6, 2003. Since these significant changes in the Board and management of the Fund, the Fund has operated in a transition mode and, as a result, no new portfolio investments were made from early March 2003 through the end of October 2003 (the end of the current Fiscal Year). During this period, the Current Board explored various alternatives for a long-term management plan for the Fund, including the possibility of retaining an external investment advisor. However, the Current Board concluded that it was in the Fund's best interest to implement the proposed management plan, as described below, and as voted on and approved by stockholders at the September 16, 2003 Special Meeting of Stockholders.

     On August 18, 2003, the Fund filed a definitive proxy statement with the SEC asking the stockholders to approve a proposed management plan including (i) appointing Michael Tokarz as the Chairman of the Board and Portfolio Manager of the Fund, (ii) adopting an amended investment objective whereby the Fund would seek to maximize total return from capital appreciation and/or income, (iii) seeking to achieve its investment objective through senior and subordinated loans, venture capital, mezzanine and preferred instruments and private equity instruments and (iv) conducting a tender offer of up to 25% of the Fund's outstanding shares at a price of 95% of the net asset value of such shares.

     On November 6, 2003, Michael Tokarz assumed his new position as Chairman, Portfolio Manager and a director of the Fund, pursuant to the shareholder vote held on September 16, 2003. Concurrent with Mr. Tokarz's appointment, Robert Everett stepped down after completing his role as interim CEO of the Fund. Shortly thereafter, the principal executive office of the Fund was relocated to 287 Bowman Avenue, Purchase, New York.

     Subject to the supervision of the Current Board, the Fund's management ("Management") performs services necessary for the operations of the Fund. The investment team is charged with evaluating, monitoring, and disposing of the Fund's investments in Portfolio Companies. Subject to the supervision of the Board, Management has arranged for third parties to perform certain of the administrative services and other services necessary for the operations of the Fund. Effective November 1, 2002, US Bancorp Fund Services LLC handles all functions of administration and accounting work, and U.S. Bank National Association (the "Current Custodian") handles all custodial work necessary for the operations of the Fund. At the Fund's direction, the Current Custodian also purchases 90-day U.S. Treasury Bills with the Fund's short-term assets except that if the Fund's cash balances are not large enough to be invested in 90-day Treasury Bills, balances are swept into a designated money market account. The Fund directly incurs expenses for all office space, facilities, equipment, personnel and other administrative costs necessary to conduct its business.

INVESTMENT PRACTICES

     Substantially all amounts not invested in securities of Portfolio Companies are invested in short-term, highly liquid investments consisting of interest bearing securities of registered investment companies (money market mutual funds) or securities issued or guaranteed as to interest and principal by the United States or by a person or entity controlled or supervised by and acting as an instrumentality of the government of the United States that have maturities of less than one year from the date of the investment. As of October 31, 2003, the Fund had investments in short term securities valued at $113.2 million.

     The Fund's investments in Portfolio Companies are typically structured in private transactions negotiated directly with the owner or issuer of the securities acquired.

     The Fund's former investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies, primarily in the Internet, e-commerce, telecommunications, networking, software and information services industries. As approved by the stockholders on September 16, 2003, the Fund's investment objective has been amended to read as follows:

          THE FUND'S INVESTMENT OBJECTIVE IS TO SEEK TO MAXIMIZE TOTAL RETURN FROM CAPITAL APPRECIATION AND/OR INCOME.

     Unlike the former "long-term capital appreciation" objective, the "total return" objective affords the Fund the flexibility to seek to maximize return from both capital appreciation and/or income. This flexibility is particularly important for Mr. Tokarz, whose contemplated strategy for managing the Fund involves seeking investment opportunities that have potential for providing both current yield and equity participation, while seeking to protect principal. There can be no assurances, however, that this strategy will be successful in protecting principal. The amended objective also eliminates the Fund's current limited focus on information technology companies. The Fund has adopted related changes to its principal investment strategies in order to pursue the amended investment objective. These strategies include investments in senior and subordinated loans, venture capital, mezzanine and preferred instruments and private equity investments, and as such, afford Mr. Tokarz the flexibility to consider potential investment opportunities in a wide range of instruments and industries.

     The Fund is concentrating its investment efforts on companies that, in Management's view, provide opportunities to maximize total return from capital appreciation and/or income. Under the Fund's flexible investment approach, the Fund has the authority to invest, without limit, in any one Portfolio Company, subject to any diversification limitations that may be required in order for the Fund to continue to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.

INVESTMENT CRITERIA

     Prospective investments are evaluated by Management based upon criteria that may be modified from time to time. The criteria currently being used by Management in determining whether to make an investment in a prospective Portfolio Company include, but are not limited to Management's view of:

     -    The presence or availability of highly qualified  management  teams;
     -    Products and services with opportunistic markets;
     -    Favorable industry and  competitive  dynamics;
     -    Cash  flow  and free  cash  flow of the business.

CO-INVESTMENTS

     The Fund is permitted to co-invest in certain Portfolio Companies with its affiliates, subject to specified conditions set forth in an order obtained from the SEC. Under the terms of the order, Portfolio Companies purchased by the Fund and its affiliates are required to be approved by the Independent Directors and are required to satisfy certain conditions established by the SEC.

INVESTMENT OPERATIONS

     The investment operations of the Fund will consist principally of the following basic activities:

     IDENTIFYING INVESTMENTS. Investment opportunities are identified for the Fund by the investment team. Investment proposals may, however, come to the Fund from many other sources, and may include unsolicited proposals from the public and from referrals from banks, lawyers, accountants and other members of the financial community.

     EVALUATING INVESTMENT OPPORTUNITIES. Prior to committing funds to an investment opportunity, due diligence will be conducted to assess the prospects and risks of the potential investment. See "Investment Criteria" above.

     STRUCTURING INVESTMENTS. Portfolio Company investments typically will be negotiated directly with the prospective Portfolio Company or its affiliates. The investment team will structure the terms of a proposed investment, including the purchase price, the type of security to be purchased or financing to be provided and the future involvement of the Fund and affiliates in the Portfolio Company's business (including potential representation on its board of directors). The investment team will seek to structure the terms of the investment so as to provide for the capital needs of the Portfolio Company and at the same time seek to maximize the Fund's total return from both capital appreciation and/or income.


     PROVIDING MANAGEMENT ASSISTANCE AND MONITORING OF INVESTMENTS. Private equity investors often assist Portfolio Companies with various aspects of their business operations and business development companies can offer such assistance to portfolio companies. In some cases, officers and directors of the Fund may serve as members of the board of directors of Portfolio Companies. The Fund may provide guidance and management assistance to Portfolio Companies with respect to such matters as budgets, profit goals, business and financing strategy, management additions or replacements and plans for liquidity events for Portfolio Company investors such as a merger or initial public offering.

TEMPORARY INVESTMENTS

     Pending investment in Portfolio Companies, the Fund invests its available funds in interest-bearing money market mutual funds and U.S. Treasury securities with maturities of less than one year (collectively, "Temporary Investments"). Temporary Investments constituting cash, cash items, and securities issued or guaranteed by the U.S. Treasury or U.S. Government agencies will qualify in determining whether the Fund has 70% of its total assets invested in Managed Companies (as defined below) or in qualified Temporary Investments for purposes of the business development company provisions of the Investment Company Act. See "Regulation" below.

FOLLOW-ON INVESTMENTS

     Following its initial investment in a Portfolio Company, the Fund may be requested to make follow-on investments in the company. Follow-on investments may be made to take advantage of warrants or other preferential rights granted to the Fund or otherwise to increase or maintain the Fund's position in a successful or promising Portfolio Company. The Fund may also be called upon to provide additional equity or loans needed by a Portfolio Company to fully implement its business plans, to develop a new line of business or to recover from unexpected business problems. Follow-on investments in a Portfolio Company are evaluated on a case-by-case basis.

DISPOSITION OF INVESTMENTS

     The method and timing of the disposition of the Fund's portfolio investments can be critical to the realization of maximizing total return and to the minimization of any capital losses. The Fund expects to dispose of its portfolio securities through a variety of transactions, including the negotiated private sales of such securities to other investors, the sales of portfolio securities in underwritten public offerings, and public sales of such securities. The Fund expects the debt financings to be repaid with interest and hopes to realize further appreciation from the warrants or other equity type instruments it receives in connection with making the loan. The Fund bears the costs of disposing of investments to the extent not paid by a Portfolio Company.

OPERATING EXPENSES

     The Fund bears the costs of obtaining office space, facilities, equipment, personnel and other administrative costs necessary to conduct the Fund's business. The Fund also bears other costs relating to the Fund's operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; New York Stock Exchange fees; custodian fees; litigation costs; costs of disposing of investments including brokerage fees and commissions; and other extraordinary or nonrecurring expenses and other expenses properly payable by the Fund.

VALUATION

     Investments in Portfolio Companies are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of increases or decreases in net assets resulting from their operations. Cost is used to approximate fair value of these investments until developments affecting an investment provide a basis for valuing such investment at a value other than cost.

     The fair value of investments for which no market exists and for which the Board of Directors and/or the Fund's Valuation Committee have determined that the original cost of the investment is no longer an appropriate fair valuation will be determined on the basis of procedures approved by the Current Board. Valuations are based upon such factors as the financial and/or operating results of the most recent fiscal period, the performance of the company relative to planned budgets/forecasts, the issuer's financial condition and the markets in which it does business, the prices of any recent transactions or offerings regarding such securities or any proxy securities, any available analysis, media, or other reports or information regarding the issuer, or the markets or industry in which it operates, the nature of any restrictions on disposition of the securities and other analytical data. In the case of unsuccessful operations, the valuation may be based upon anticipated liquidation proceeds.

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

     Short-term investments having maturities of 90 days or less are stated at amortized cost, which approximates fair value. Other fixed income securities are stated at fair value. Fair value of these securities is determined at the most recent bid or yield equivalent from dealers that make markets in such securities.

     The Fund's Valuation Committee reviews the valuations on a quarterly basis or more frequently if deemed necessary to determine their appropriateness and such valuations are approved quarterly by the Current Board. Any changes in valuation are recorded in the statements of operations as "Net unrealized gain
(loss) on investments."

CUSTODIAN

     Pursuant to an agreement with the Fund, State Street acted as the Fund's custodian with respect to the safekeeping of its securities until October 31, 2002. The principal business office of State Street was 225 Franklin Street, Boston, Massachusetts, 02110. Effective November 1, 2002, US Bank National Association became the custodian of the Fund's securities. The principal business office of the Current Custodian is 425 Walnut Street, Cincinnati, OH 45202.

TRANSFER AGENT AND DISBURSING AGENT

     The Fund employs EquiServe Trust Company, N.A. ("EquiServe") as its transfer agent to record transfers of the shares, maintain proxy records and to process distributions. The principal business office of such company is 150 Royall Street, Canton, Massachusetts, 02021.

FACTORS THAT MAY AFFECT FUTURE RESULTS, THE MARKET PRICE OF COMMON STOCK, AND THE ACCURACY OF FORWARD-LOOKING STATEMENTS

     In the normal course of its business, the Fund, in an effort to keep its stockholders and the public informed about the Fund's operations and portfolio of investments, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies of the Fund or Portfolio Companies, projected or anticipated benefits or consequences of such plans or strategies, projected or anticipated benefits of new or follow-on investments made by or to be made by the Fund, or projections involving anticipated purchases or sales of securities or other aspects of the Fund's operating results. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. As noted elsewhere in this report, the Fund's operations and portfolio of investments are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Fund, and any one of which, or a combination of which, could materially affect the results of the Fund's operations or net asset value, the market price of its common stock, and whether forward-looking statements made by the Fund ultimately prove to be accurate.

     The following discussion outlines certain factors that in the future could affect the Fund's results for 2004 and beyond and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Fund:

     LONG-TERM OBJECTIVE. The Fund is intended for investors seeking to maximize total return from capital appreciation and/or income. The Portfolio Companies acquired by the Fund may require several or many years to reach maturity and generally are illiquid. An investment in shares of the Fund should not be considered a complete investment program. Each prospective stockholder should take into account his investment objectives as well as his other investments when considering the purchase of shares of the Fund.

     NON-DIVERSIFIED STATUS; NUMBER OF INVESTMENTS. The Fund is classified as a "non-diversified" investment company under the Investment Company Act, which means the Fund is not limited in the proportion of its assets that may be invested in the securities of a single issuer. To the extent the Fund takes large positions in the securities of a small number of issuers, the Fund will be exposed to a greater risk of loss and the Fund's net asset value and the market price of its common stock may fluctuate as a result of changes in the financial condition, the stock price of, or in the market's assessment of any single Portfolio Company to a greater extent than would be the case if it were a "diversified" company holding numerous investments. As of October 31, 2003, the Fund has investments in 23 Portfolio Companies.

     LACK OF LIQUIDITY OF PORTFOLIO INVESTMENTS. The portfolio investments of the Fund consist principally of securities that are subject to restrictions on sale because they were acquired from the issuer in "private placement" transactions. Currently, none of the Fund's Portfolio Companies are publicly traded. If in the future public markets develop for such securities, any public sale of these securities by the Fund could still be burdened by the expense and time required to register the securities under the Securities Act of 1933, as amended, and applicable state securities law, unless an exemption from such registration requirements is available. In addition, contractual or practical limitations may restrict the Fund's ability to liquidate its securities in Portfolio Companies since in many cases the securities of such companies will be privately held and the Fund may own a relatively large percentage of the issuer's outstanding securities. Sales may also be limited by securities market conditions, which may be unfavorable for sales of securities of particular issuers or issuers in particular industries. The above limitations on liquidity of the Fund's securities could preclude or delay any disposition of such securities or reduce the amount of proceeds that might otherwise be realized.

     DEBT FINANCINGS IN PORTFOLIO INVESTMENTS. The portfolio investments of the Fund may also consist of debt financing to portfolio companies. The borrower's ability to repay the loan may be adversely impacted by a number of factors and consequently the loan may not be fully repaid. Furthermore, the Fund's security interest in any collateral over the borrower's assets may not realize a sufficient amount to make up any shortfall.

     NEED FOR FOLLOW-ON INVESTMENTS IN PORTFOLIO COMPANIES. After its initial investment in a Portfolio Company, the Fund may be called upon from time to time to provide additional funds to such company or have the opportunity to increase its investment in a successful situation, e.g., the exercise of a warrant to purchase common stock. There is no assurance that the Fund will make, or have sufficient funds to make, follow-on investments. Any decision by the Fund not to make a follow-on investment or any inability on its part to make such an investment may have a negative impact on a Portfolio Company in need of such an investment or may result in a missed opportunity for the Fund to increase its participation in a successful operation and may dilute the Fund's equity interest in or reduce the expected yield on its investment. In many cases, if a Portfolio Company is unable to secure a follow-on investment from its investors, the likely outcome is that the Portfolio Company will cease operations due to a lack of working capital available to that Portfolio Company.

     COMPETITION FOR INVESTMENTS. The Fund encounters competition from other persons or entities with similar investment objectives. These competitors include venture capital firms, small business investment companies, large industrial and financial companies investing directly or through affiliates, other business development companies, foreign investors of various types and individuals. Many of these competitors have greater financial resources and more personnel than the Fund and may be subject to different and frequently less stringent regulations.

     LOSS OF CONDUIT TAX TREATMENT. The Fund may cease to qualify for conduit tax treatment as a regulated investment company ("RIC") if it is unable to comply with the diversification and income requirements contained in Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Subchapter M requires, among other things, that (1) at the end of each quarter of the Fund's taxable year (i) at least 50% of the value of the Fund's assets must consist of cash, government securities, securities of other RICs and other securities of any single issuer that do not represent more than 5% of the value of the Fund's then current total assets and 10% of the outstanding voting securities of such issuer, and (ii) no more than 25% of the value of the Fund's assets may be invested in the securities of any one issuer (other than United States government securities or securities of other RICs), or of two or more issuers that are controlled by the Fund and are engaged in the same or similar or related trades or businesses and (2) at least 90% of the Fund's gross income in each taxable year is derived from dividends, interest, payments received with respect to loans of securities, gains from the sale or other disposition of stock or securities and certain related income. The Fund may also cease to qualify for conduit tax treatment, or be subject to a 4% excise tax on certain amounts, if it fails to distribute a sufficient portion of its income and gains. If the Fund ceases to qualify for conduit tax treatment, the Fund will be subject to income tax on its income and gains and stockholders will be subject to income tax on distributions to the extent of the Fund's earnings and profits.

     MARKET VALUE AND NET ASSET VALUE. The shares of the Fund's common stock are listed on the NYSE. Investors desiring liquidity may trade their shares of common stock on the NYSE at current market value, which may differ from the then current net asset value (Shareholders' Equity). Shares of closed-end investment companies frequently trade at a discount from net asset value. This characteristic of shares of a closed-end fund is a risk separate and distinct from the risk that the Fund's net asset value will decrease. The risk of purchasing shares of a closed-end fund that might trade at a discount is more pronounced for investors who wish to sell their shares in a relatively short period of time because for those investors, realization of a gain or loss on their investments is likely to be more dependent upon the existence of a premium or discount than upon portfolio performance. The Fund's shares have historically traded at a significant discount to net asset value since they began trading. For information concerning the trading history of the Fund's shares see "Market for Registrant's Common Stock and Related Stockholder Matters."

     VALUATION OF INVESTMENTS. The Fund's net asset value is based on the value assigned to its portfolio investments. Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. The Fund adjusts its net asset value for changes in the value of its publicly held securities, if any, on a daily basis. The value of the Fund's investments in securities for which market quotations are not available is determined as of the end of each fiscal quarter but monitored regularly in case there is a significant event requiring a change in valuation in the interim. Cost is used to approximate fair value of such investments until significant developments affecting an investment provide a basis for valuing an investment at other than cost. Thereafter, such portfolio investments are carried at fair values as determined at least quarterly. Due to the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund's estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. At October 31, 2003, all of the preferred stocks and debt instruments in Portfolio Companies held by the Fund, representing approximately 8.47% and 9.10%, respectively, of the Fund's net assets, were invested in securities for which market quotations were not readily available. See "Valuation."

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

REGULATION

     The Fund has elected to be treated as a business development company under the Investment Company Act. Accordingly, it may provide for incentive compensation in the form of one of the following: (i) a performance fee based on the capital appreciation of the Fund's investments, (ii) a profit-sharing plan based on the Fund's income, or (iii) a stock option plan. As Portfolio Manager, Mr. Tokarz will be compensated by the Fund based upon his positive performance as the Portfolio Manager. Under the terms of his agreement with the Fund, the Fund will pay Mr. Tokarz an amount equal to the lesser of (a) 20% of the net income of the Fund for the fiscal year; and (b) the sum of (i) 20% of the net capital gains realized by the Fund in respect of the investments made during his tenure as Portfolio Manager; and (ii) the amount, if any, by which the Fund's total expenses for a fiscal year were less than two percent of the Fund's net assets (determined as of the last day of the period). Any payments to be made shall be calculated based upon the audited financial statements of the Fund for the applicable fiscal year and shall be paid as soon as practicable following the completion of such audit. Mr. Tokarz may allocate a part or all of such compensation to other professionals of the Fund.

     The Fund may not withdraw its election to be treated as a business development company without first obtaining the approval of a majority of its shareholders. The following is a summary of the requirements imposed on business development companies by the Investment Company Act and is qualified in its entirety by reference to the full text of the Investment Company Act and the rules thereunder.

     A business development company must be operated for the purpose of investing in the securities of certain present and former "eligible portfolio companies" or certain bankrupt or insolvent companies and must make available significant managerial assistance to such companies. An eligible portfolio company generally is a company that (i) is organized under the laws of, and has its principal place of business in, any state or states, (ii) is not an investment company and (iii)(a) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list, (b) is actively controlled by the business development company acting either alone or as part of a group acting together and an affiliated person of the business development company is a member of the company's board of directors or (c) meets such other criteria as may be established by the SEC. Control is presumed to exist where the business development company owns more than 25% of the outstanding voting securities of an eligible portfolio company.

     "Making available significant managerial assistance" is defined by the Investment Company Act to mean (i) any arrangement whereby a business development company, through its directors, officers or employees, offers to provide and, if accepted, does provide significant guidance and counsel concerning the management, operations or business objectives or policies of a company or (ii) the exercise of a controlling influence over the management or policies of a company by the business development company acting individually or as part of a group of which the business development company is a member acting together which controls such company ("Managed Company"). A business development company may satisfy the requirements of clause (i) with respect to an eligible portfolio company by purchasing securities of such a company as part of a group of investors acting together if one person in such group provides the type of assistance described in such clause. However, the business development company will not satisfy the general requirement of making available significant managerial assistance if it in all cases provides such assistance only indirectly through an investor group. A business development company need only extend significant managerial assistance with respect to eligible portfolio companies which are treated as Qualifying Assets (as defined below) for the purpose of satisfying the 70% test discussed below.

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

     The Fund generally may sell its securities at a price that is below the prevailing net asset value per share only upon the approval of the shareholders holding a majority of the shares issued by the Fund, including a majority of shares held by nonaffiliated shareholders. The Fund may, in accordance with certain conditions established by the SEC, sell shares below net asset value in connection with the distribution of rights to all of its stockholders. The Fund may also issue shares at less than net asset value in payment of dividends to existing shareholders.

     Since the Fund is a closed-end business development company, stockholders have no right to present their shares to the Fund for redemption. Recognizing the possibility that the Fund's shares might trade at a discount, the Board of Directors has determined that it would be in the best interest of stockholders for the Fund to be authorized to attempt to reduce or eliminate a market value discount from net asset value. Accordingly, the Fund from time to time may, but is not required to, repurchase its shares (including by means of tender offers) to attempt to reduce or eliminate any discount or to increase the net asset value of its shares, or both. Pursuant to a shareholder vote at the Special Meeting held on September 16, 2003, the Fund commenced a tender offer on November 26, 2003, which terminated on December 31, 2003, as described in Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters".

     Many of the transactions involving the Fund and its affiliates (as well as affiliates of such affiliates) require the prior approval of a majority of the Independent Directors. However, certain transactions involving closely affiliated persons of the Fund would require the prior approval of the SEC. In general (a) any person who owns, controls or holds with power to vote more than 5% of the outstanding shares, (b) any director or executive officer and (c) any person who directly or indirectly controls, is controlled by or is under common control with such person, must obtain the prior approval of a majority of the Independent Directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Fund or any company controlled by the Fund. In accordance with the Investment Company Act, a majority of the directors must be persons who are not "interested persons" of the Fund as defined in such act. Except for certain transactions which must be approved by the Independent Directors, the Investment Company Act generally does not restrict transactions between the Fund and the Portfolio Companies.

ITEM 2. PROPERTIES

     The Fund does not own any real estate or other physical property. Its principal executive office is located at 287 Bowman Avenue, Purchase, New York 10577, pursuant to an operating lease which is scheduled to expire on November 30, 2005. Future payments under this lease total $110,933, with annual minimum payments of $49,517 from December 8, 2003 through October31, 2004, $56,682 from November 1, 2004 through October 31, 2005, and $4,734 from November 1, 2005 through November 30, 2005. The building at 287 Bowman Avenue is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. The Fund has continued to pay rent on its former office space pursuant to an operating lease, entered into by Former Management in late 2002, which was scheduled to expire on October 31, 2005. Future payments under this lease totaled $597,000 as of October 31, 2003, with annual minimum payments of $298,500; however, in January 2004, the Fund reached agreement to terminate this lease for $232,835 effective January 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

     On February 20, 2002, Millenco LP ("Millenco"), a stockholder, filed a complaint in the United States District Court for the District of Delaware on behalf of the Fund against the Former Advisor. The complaint alleges that the fees received by the Former Advisor for the year prior to the filing of the complaint were excessive, in violation of Section 36(b) of the Investment Company Act. The Former Advisor's motions to dismiss the action or transfer it to California were both denied. The case is in discovery, which has been stayed temporarily for the purpose of settlement negotiations and mediation scheduled to begin in April 2004. The Fund is monitoring this litigation inasmuch as any net recovery would accrue to the Fund.

     On April 3, 2002, Millenco filed a complaint against the Fund in the Court of Chancery, New Castle County, Delaware, seeking a judicial confirmation of the stockholder vote of March 27, 2002, rejecting new investment advisory agreements between the Fund and the Former Advisor and between the Fund and the Former Sub-Advisor. On April 5, 2002, Millenco moved to accelerate the trial of the case and later that day the Former Board acknowledged that the proposals for shareholder approval of the advisory and sub-advisory agreements had failed and that a stockholder's meeting would not be reconvened on this matter. On July 30, 2002, Millenco filed an amended complaint against the Fund and the Fund's Former Board in the Court of Chancery, New Castle County, Delaware, seeking to (i) invalidate the election of two of the Fund's former directors, John M. Grillos and Larry Gerhard, at the 2001 and 2002 Annual Meetings of Stockholders, to three-year terms expiring 2004 and 2005, respectively; and the election of former director Peter Freudenthal, at the 2001 Annual Meeting, to a three-year term expiring 2004; and (ii) require the Fund to hold a special Meeting of Stockholders, for the purpose of holding new elections to fill the board seats currently held by Mr. Grillos and Mr. Gerhard and the board seat vacated by Peter Freudenthal due to his resignation in June 2002.

     On December 19, 2002, the Court granted judgment for Millenco holding that the Former Board had breached its fiduciary duty of disclosure under Delaware law in connection with the 2001 and 2002 election of directors and ordered the Fund to hold new elections for the seats held by directors Grillos and Gerhard and former director Freudenthal. The election was held on February 28, 2003, at which the Fund's Current Board was elected.

     On  February  6,  2003,  the  Fund  filed a  complaint  against  Millennium
Partners, L.P., Millenco and Karpus Management, Inc. (collectively "the stockholders") in the United States District Court for the Southern District of New York, alleging various violations of federal securities law primarily in connection with the ongoing proxy contest between Millenco and the Fund's Former Board. The complaint asked the Court for injunctive relief aimed at limiting the stockholders' voting rights at the February 28, 2003 annual meeting of stockholders.

     On February 24, 2003, after expedited discovery and an evidentiary hearing, the United States District Court for the Southern District of New York denied the Fund's motion for a preliminary injunction against the defendants, finding there was insubstantial likelihood of the Fund succeeding on any of the claims asserted. On March 27, 2003, the Fund voluntarily dismissed the lawsuit.

     On March 3, 2003, after the Annual Meeting, but prior to the transfer of control by the Former Board to the Current Board, John Grillos signed a document which purported to extend the maturity date of the Fund's $3 million loan to BS Management from March 2003 to September 2003 and to modify other terms of the loan which could result in the impairment of the Fund's rights as a lender and the collectability of the loan. The original March 2003 maturity date passed without payment to the Fund of any principal or interest on the loan. The Fund's Current Board believed that BS Management was a shell corporation without material assets apart from its interest in the loan and its proceeds. In May 2003, the Fund recovered approximately $70,000 of the original loan from an Irish stockbroker to which such money had been transferred by BS Management.

     In June 2003, the Fund sued BS Management and Oyster Technologies Investments Ltd., an Isle of Man company (which was a party to the March 3, 2003 amendment) in the United States District Court for the Northern District of California, asserting that the December 2002 loan agreement was breached and/or that the March 3, 2003 amendment was void and/or breached. In August 2003, the parties settled the litigation, and the Fund received $2,580,000, plus rights to the proceeds of sale of approximately 1,000,000 shares of Transware PLC, an Irish public company, which BS Management had purchased with some of the proceeds of the original loan. As of the date of the settlement, 453,000 Transware shares had been sold in open market transactions, resulting in proceeds to the Fund of approximately $29,000. Accordingly and after deducting approximately $55,000 in legal expenses, the Fund recovered a total of approximately $2,624,000 of the original $3,000,000 loan. Potential Fund proceeds from the remaining 550,000 shares of Transware stock are believed to have nominal value at best. On August 26, 2003, the Fund's lawsuit against BS Management and Oyster Technologies was dismissed with prejudice and the parties were all released from any obligations under the December 2002 agreement and March 2003 amendment.

     In 2003, a former officer and director who had been hired by the Former Board demanded severance pay of approximately $255,000, and threatened to sue the Fund for such severance, plus 10% interest and attorney's fees. The Fund rejected the demand and, in 2004, informed the former officer that if he sued, the Fund would oppose such lawsuit and take such affirmative legal action as may be appropriate to recover damages to the Fund caused by certain conduct of the former officer. No assurance can be given as to whether the former officer will sue the Fund or the outcome of such litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Fund held a Special Meeting of Stockholders on September 16, 2003 for the following purpose:

          To approve the proposed management plan of the Board of Directors (the "Proposed Plan") under which: (i) Michael Tokarz would be appointed Chairman of the Board of Directors and Portfolio Manager of the Fund;
          (ii) the Fund would adopt an amended investment objective whereby the Fund would seek to maximize total return from capital appreciation and/or income; (iii) the Fund would seek to achieve its investment objective primarily through senior and subordinated loans, venture capital, mezzanine and preferred instruments and private equity investments; and (iv) the Fund would conduct a tender offer of up to 25% of the Fund's outstanding shares at a price of 95% of the net asset value of such shares.

     Of the 16,152,600 shares outstanding and entitled to vote, 8,216,271 shares were represented at the meeting by proxy or in person. The following table identifies the matter voted upon at the meeting, the number of votes cast for or against, as well as the number of abstentions, as to each such matter. There were no broker non-votes.


MATTER                            VOTES         VOTES              VOTES
                                   FOR         AGAINST       WITHHELD/ABSTAINED

PROPOSAL:
---------
Approval of the Proposed Plan    7,513,748      658,236              44,287
of the Board of Directors set
forth in the Notice of Special
Meeting of Shareholders dated
August 20, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The  Fund's  shares of common  stock  began to trade on the New York  Stock
Exchange (NYSE) on June 26, 2000, under the symbol "MVC." The Fund had approximately 11,500 shareholders on August 8, 2003, the record date set for the Fund's Special Meeting of Shareholders held in September 2003.

     The following table reflects, for the periods indicated the high and low closing prices per share of the Fund's common stock on the NYSE, by quarter.

                           QUARTER
                           ENDED            HIGH              LOW
                           --------         -------           -------
FISCAL YEAR 2003
                           10/31/03         $8.36             $7.92
                           07/31/03         $8.48             $7.89
                           04/30/03         $8.68             $7.85
                           01/31/03         $8.60             $7.90
FISCAL YEAR 2002
                           10/31/02         $8.05             $7.25
                           07/31/02         $9.50             $7.50
                           04/30/02         $10.06            $8.80
                           01/31/02         $10.06            $9.22

DIVIDENDS

     As a RIC under Subchapter M of the Code, the Fund is required to distribute to its shareholders, in a timely manner, at least 90% of its investment company taxable income and tax-exempt income each year. If the Fund distributes, in a calendar year, at least 98% of its ordinary income for such calendar year and its capital gain net income for the 12-month period ending on October 31 of such calendar year (as well as any portion of the respective 2% balances not distributed in the previous year), it will not be subject to the 4% non-deductible federal excise tax on certain undistributed income of RICs.

     During the Fund's fiscal years ended October 31, 2002 and October 31, 2003, respectively, the Fund did not declare, nor was it required to distribute under Subchapter M, any dividends. In the event of a declared dividend, distributions can be made payable by the Fund in the form of either a cash distribution or a stock dividend. If on the Fund's ex-dividend date, the Fund was trading on the NYSE at a discount to net asset value, in accordance with the Dividend Reinvestment Plan, the Dividend Distribution Agent would purchase shares on the open market of the NYSE for those shareholders electing to take their distributions in the form of stock dividends. If on the Fund's ex-dividend date, the Fund was trading on the NYSE at a premium to net asset value, in accordance with the Dividend Reinvestment Plan, the Dividend Distribution Agent would distribute new shares at net asset value to those shareholders electing to take their distributions in the form of stock dividends.

     The Fund reserves the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Fund, and shareholders will be able to claim their proportionate share of the federal income taxes paid by the Fund on such gains as a credit against their own federal income tax liabilities. Stockholders will also be entitled to increase the adjusted tax basis of their Fund shares by the difference between their undistributed capital gains and their tax credit.

REPURCHASE PLAN

     During the year ended October 31, 2003, the Fund repurchased 347,400 of its shares at an average price of approximately $8.28, excluding brokerage fees. The Fund ceased repurchasing shares after the Current Board of Directors was elected on February 28, 2003. The Fund's repurchase of shares was conducted according to a written plan for the purpose of satisfying the provisions set forth in Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

TENDER OFFER

     On November 26, 2003, the Fund commenced a tender offer to acquire up to twenty-five percent (25%) of its outstanding shares of common stock at a per share cash purchase price equal to ninety-five percent (95%) of net asset value per share as of December 31, 2003, the day the offer expired. Based on a final count by the depositary for the tender offer, 3,859,558 shares, or 23.9% of the Fund's outstanding common stock, were tendered. Because less than 25% of the Fund's shares were tendered, the Fund purchased all shares tendered. Each share accepted for purchase was purchased at a price of $8.18 resulting in a total disbursement from the Fund of $31,571,184. Since completion of the tender offer, MVC has 12,293,042 shares of common stock outstanding. The anti-dilutive effect of the tender offer totaled $1,650,697 or approximately $0.134 per share for all remaining shares after the tender offer. The discussion above is a summary of the Tender Offer and is qualified in its entirety by reference to the full text of the Schedule TO as filed with the SEC.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for the fiscal year ended October 31, 2003 is derived from the financial statements, which have been audited by Ernst & Young LLP, the Fund's current independent accountants. The following selected financial data for the fiscal years ended October 31, 2002 and 2001 and the period ended October 31, 2000 are derived from the financial statements, which were audited by PricewaterhouseCoopers, LLP, the Fund's former independent accountants. The data should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                      YEAR ENDED         YEAR ENDED         YEAR ENDED       PERIOD ENDED
                                                   OCTOBER 31, 2003   OCTOBER 31, 2002   OCTOBER 31, 2001  OCTOBER 31, 2000*
Total investment income                                   $2,895,314         $3,739,893        $9,046,526         $9,325,822
Total operating expenses                                 $11,386,872         $6,861,850        $7,388,061         $4,615,284
Net investment (loss) income                             $(8,491,558)       $(3,121,957)       $1,658,465         $4,710,538
Net realized (loss) gain on investment
transactions                                             $(4,220,380)      $(33,469,122)           $5,123              $(789)
Net unrealized depreciation on investment
transactions                                            $(42,771,460)      $(21,765,310)     $(52,994,121)       $(4,913,010)
Dividends declared per share                                   $0.00              $0.04             $0.34              $0.00
Balance Sheet data:
Total assets                                            $137,880,292       $196,511,000      $255,049,783       $312,114,878
Total liabilities                                           $872,130         $1,124,523          $578,227           $668,139
Total Shareholders Equity                               $137,008,162       $195,386,477      $254,471,556       $311,446,739
Net asset value per share                                      $8.48             $11.84            $15.42             $18.88




* Commenced operations on March 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Fund and its investment portfolio companies. Words such as MAY, WILL, EXPECT, BELIEVE, ANTICIPATE, INTEND, COULD, ESTIMATE, MIGHT and CONTINUE, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Fund's filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Fund should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report.

OVERVIEW

     The Fund is a non-diversified investment company that is regulated as a business development company under the Investment Company Act. The primary investment objective, as amended by shareholder vote on September 16, 2003, is to seek to maximize total return from capital appreciation and/or income. The Fund seeks to achieve its investment objective by providing equity and debt financing to Portfolio Companies.

     Historically the Fund's investing activities have focused on private equity securities. Generally, private equity investments are structured as convertible preferred stock, and portfolio companies do not pay dividends. Consequently current income has not been a significant part of the equity portfolio. Private equity investments typically range up to $10.0 million and the Fund's goal had previously been for these investments to achieve liquidity within three to five years. Typically a cash return on the investment is not received until a liquidity event, i.e. such as a public offering or merger, occurs.

     On September 16, 2003, the stockholders approved the Current Board's Proposed Plan, as discussed in Part I, Item 1, "Investment Practices", and in
Item 4,  "Submission of Matters to a Vote of Security  Holders",  which included
(i) appointing Michael Tokarz as the Chairman of the Board and Portfolio Manager of the Fund, (ii) adopting an amended investment objective whereby the Fund would seek to maximize total return from capital appreciation and/or income, and
(iii) seeking to achieve its investment objective through senior and subordinated loans, venture capital, mezzanine and preferred instruments and private equity instruments and (iv) conducting a tender offer of up to 25% of the Fund's outstanding shares at a price of 95% of the net asset value of such shares.

     The Fund did not complete any investments under the new investment objective as of the end of its most recently completed fiscal year. On November 6, 2003, Michael Tokarz assumed his new position as Portfolio Manager and is in the process of seeking to implement the new strategy.

GENERAL INVESTMENT CLIMATE

     During the current fiscal year, the Fund continued to operate in the aftermath of the 2001 severe downturn in technology stocks and its profound impact on the technology venture capital industry. M&A activity and new issues of technology stocks began fiscal 2003 at pre-1998 levels but were demonstrating signs of modest recovery by mid-year. Macro economic trends appeared to be guided throughout the year by the conflict in the Middle East, the U.S. political debate about both the form and amount of tax stimulus, and the outlook for job growth. Risk capital for emerging tech companies remained scarce as measured by the slow pace of fundraising by private venture capital funds and relatively stable quarterly disbursements by existing venture funds during the period.

     It is estimated by the National Venture Capital Association that more than half of the committed capital of private venture capital funds is held as reserves for follow-on financing. Most follow-on rounds in the technology venture-backed companies during the past fiscal year took place at prices below existing holdings or on terms that were more favorable to the investors than for previous rounds of financing. The Fund's new management team will continue to evaluate every Portfolio Company for opportunities to participate in follow-on investments that are believed to have potential for enhancing the Fund's overall returns.

     The fiscal year ended October 31, 2003 revealed that the venture capital industry continued its trend of devoting significant portion of its resources to poorly performing, unprofitable companies. Our co-investors and the Fund took steps seeking to get back to pre-bubble standards of accountability and planning in providing assistance to the Fund's Portfolio Companies. This resulted in falling valuations for those technology companies without a clear path to profitability or wide acceptance of new technologies and products. Further, the standards for alternative methods of exiting private technology stocks, i.e., IPOs and mergers and acquisitions, have been raised, in Management's view, to require profitable operating performance or significant market penetration.

     The venture capital industry appears to have made moderate improvement, especially in the later half of 2003, as measured by the increased flow of new deals and rising tech stock indexes. These trends may help create a favorable climate for our existing holdings of technology-based companies. With the shift in the Fund's investment objective in September 2003 to seeking total return from a broad range of private equity investments, including senior and subordinated loans (across a broad range of industries and sectors), the investment climate for private technology stocks may have less of an impact on our activities in the new fiscal year and beyond. This greater investment flexibility may permit us to take advantage of what appears to be an uneven economic recovery but there can be no assurances such strategy will be successful.

INVESTMENT INCOME

     FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002. Dividend and interest income was $2.9 million in 2003 and $3.7 million in 2002, a decrease of $0.8 million or 21.6%. The reduction in dividend and interest income during the year ended October 31, 2003 was primarily the result of lower interest rates on a reduced cash balance. Interest and dividend income was primarily related to the Fund's investment in short-term investments and not from portfolio companies.

     FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001. Dividend and interest income was $3.7 million in 2002 and $9.0 million in 2001, a decrease of $5.3 million or 58.9%. The reduction in dividend and interest income during the year ended October 31, 2002 was primarily due to the redeployment of both cash available for short term investing and the decline in short-term interest rates.

OPERATING EXPENSES

     FOR THE YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001. Operating expenses were $11.4 million in 2003 and $6.9 million in 2002, an increase of $4.5 million or 65.2%. The increase in operating expenses during the year ended October 31, 2003 is explained below. Operating expenses were $6.9 million in 2002 and $7.39 million in 2001, a decrease of $0.49 million or 6.63%.

     On an annualized basis operating expenses are not expected to increase, though it is not possible to predict with any degree of accuracy the future level of operating costs associated with the Fund's operations.

     YEAR ENDED OCTOBER 31, 2003

     Significant components of operating expenses for the year ended October 31, 2003 include proxy/litigation fees & expenses of $4.0 million (discussed below), salaries and benefits of $2.5 million, legal fees of $1.5 million, facilities costs of $1.3 million, insurance premium expenses of $1.1 million, directors' fees of $455,000, and administration fees of $139,000.

     During the year ended October 31, 2003, the Fund paid or incurred $4.0 million for legal and proxy solicitation fees and expenses, which includes $2.2 million accrued and paid at the direction of the Board of Directors, to reimburse the legal and proxy solicitation fees and expenses of two major Fund shareholders, Millenco, L.P. and Karpus Investment Management, including their costs of obtaining a judgment against the Fund in the Delaware Chancery Court and costs associated with the proxy process and the election of the current Board of Directors. A review is being made of the Fund's rights of reimbursement for expenses and losses to determine what amounts, if any, may be recoverable from the Fund's insurance carrier.

     During the year ended October 31, 2003, the Fund paid or accrued $2.5 million in salaries and benefits. The Fund does not anticipate paying or accruing as much in salaries and benefits for the year ending October 31, 2004 as the number of Fund employees has been significantly reduced.

     During the year ended October 31, 2003, the Fund paid or accrued an additional $1.5 million in legal fees. The Fund does not anticipate paying or accruing as much in legal fees for the year ending October 31, 2004 as Management and the Board of Directors have solidified the Fund's intended direction.

     During the year ended October 31, 2003, the Fund paid or accrued $1.3 million in facilities expenses. Included in that expense is an accrual of $547,250 for future payments for the Fund's property lease at 3000 Sand Hill Road, Building 1 Suite 155, Menlo Park, CA for the remainder of the lease through October 2005. The Fund anticipates lower facilities expenses during the year ending October 31, 2004.

     During the year ended October 31, 2003, the Fund paid or accrued $455,000 in directors' fees. On July 1, 2003, the Current Board reduced their fees by 50% through October 31, 2003.

     In February 2003, the former management of the Fund ("Former Management") entered into new Directors & Officers/Professional Liability Insurance policies with a premium of approximately $1.4 million. The cost is being amortized over the life of the policy, through February 2004. For the year ended October 31, 2003, the Fund had expensed $1.1 million in insurance premiums.

     YEAR ENDED OCTOBER 31, 2002

     During the fiscal year ended October 31, 2002, the Fund operated under an advisory agreement with meVC Advisers, Inc. The Fund was charged a management fee by the Former Advisor at an annual rate of 2.5% of the weekly net assets of the Fund. The Former Advisor agreed to pay all Fund expenses above and beyond the 2.5% paid to the Former Advisor by the Fund. The Former Advisor resigned without notice on June 19, 2002 whereupon the Board of Directors for the Fund voted to internalize all management and administrative functions of the Fund. Consequently, since June 19, 2002, the Fund has directly paid all of its own operating expenses in addition to legal fees and proxy solicitation expenses of incumbent directors.

     Significant components of operating expenses for the period from June 19, 2002 through October 31, 2002 included salaries and benefits of $696,000, consulting and public relation fees of $547,000, directors fees of $307,000, professional fees, comprising audit of $155,000 and legal fees of $998,000, insurance of $134,000 and facilities of $166,000 . Prior to June 19, 2002, all Fund expenses, including compensation to the directors and officers, were paid by the Former Advisor.

     Subsequent to the resignation of the Former Advisor, the Fund determined that the Former Advisor had not paid certain vendors for services performed on behalf of the Fund, which it had agreed to pay. During the fiscal year ended October 31, 2002, the Fund paid or accrued $463,535 in expenses to pay those vendors. See "Legal Proceedings" in Part I, Item 3 of this Form 10-K for a discussion of legal action against the Former Advisor by Millenco L.P., a stockholder of the Fund, to recover certain advisory fees paid by the Fund to the Former Advisor.

     YEAR ENDED OCTOBER 31, 2001

     During the fiscal year ended October 31, 2001, the Fund operated under an advisory agreement with meVC Advisers, Inc. The Fund was charged a management fee by the Former Advisor at an annual rate of 2.5% of the weekly net assets of the Fund. The Former Advisor agreed to pay all Fund expenses above and beyond the 2.5% paid to the Former Advisor by the Fund. During the year ended October 31, 2001, the Fund paid the Former Advisor $7.39 million in management fees who in turn distributed $2.96 million to the Former Sub-Advisor.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

     FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002. Net realized losses were $4.3 million for 2003 and $33.5 million for 2002, a decrease of $29.3 million or 87.3%.

     Realized losses for 2003 resulted mainly from (i) the write-off of Cidera, Inc. due to its ceasing operations, resulting in a realized loss of $3.75 million, (ii) the return of capital disbursement from EXP Systems, Inc. to its preferred shareholders, resulting in a realized loss of approximately $178,000, and (iii) the partial return of the Fund's investment in BS Management resulting in a loss of approximately $322,000.

     Realized losses for 2002 resulted mainly from the transactions involving the assets of INFOUSA.com, Inc. being acquired by INFOUSA, Inc., the parent company of INFOUSA.com, Inc., resulting in a realized loss of $3.3 million, the disbursement of assets from EXP Systems, Inc. to its preferred shareholders resulting in a realized loss of $8 million, the write-off of Personic Software, Inc. ("Personic") due to the irreversible dilution of the Fund's equity position resulting in a realized loss of $10.8 million, the write-off of InfoImage, Inc. ("InfoImage") due to the company filing for Chapter 7 of the Bankruptcy Code resulting in a realized loss of $2.4 million, the write-off of IQdestination due to the cessation of operations and subsequent dissolution of the company resulting in a realized loss of $3.5 million, the acquisition of the assets of Annuncio Software, Inc. ("Annuncio") by PeopleSoft resulting in a realized loss of $3.4 million, and the write-off of Mediaprise, Inc. ("Mediaprise") due to the cessation of operations and subsequent dissolution of the company resulting in a realized loss of $2 million.

     FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001. Net realized losses were $33.5 million for 2002 and net realized gains were $5,123 for 2001, a difference of $33.5 million. Such realization of gains for 2001 was mainly from the sale of short-term securities.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES AND ACCUMULATED DEFICIT

     FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002. Net unrealized depreciation was $42.8 million in 2003 and $21.8 million in 2002, an increase of $21.0 million or 96.3%.

     Such net increase in unrealized depreciation on investment transactions for 2003 resulted from the determinations of the Valuation Committee of the Former Board (the "Former Valuation Committee") and/or the Valuation Committee of the Current Board (the "Current Valuation Committee") to mark down the fair value of the Fund's investments in Actelis Networks, Inc., Arcot Systems, Inc., BlueStar Solutions, Inc., BS Management, CBCA, Inc., Endymion Systems, Inc., FolioFN, Inc., Integral Development Corporation, Ishoni Networks, Inc., Lumeta Corporation, Mainstream Data, Inc., PTS Messaging, Inc. (formerly Pagoo, Inc.), Phosistor Technologies, Inc., ProcessClaims, Inc. DataPlay, Inc., SafeStone Technologies PLC, Sonexis, Inc., Vendio Services, Inc. (formerly AuctionWatch.com, Inc.), Yaga, Inc., and 0-In Design Automation, Inc. The Former Valuation Committee marked down the fair value of the Fund's investments by $6.6 million and the Current Valuation Committee marked down the fair value of the Fund's investments by an additional $36.2 million. The Former Valuation Committee and/or the Current Valuation Committee decided to write down the carrying value of the investments for a variety of reasons including, but not limited to, portfolio company performance, prospects of a particular sector, data on purchases or sales of similar interests of the portfolio company, cash consumption, cash on-hand, valuation comparables, the likelihood of a company being able to attract further financing, a third party valuation event, cramdowns, limited liquidity options, and a company's likelihood or ability to meet financial obligations. For a further discussion on the Portfolio Companies, please refer to "Portfolio Investments" below.

     Such net increase in unrealized depreciation on investment transactions for 2002 resulted mainly from the Former Valuation Committee's decision to mark down the value of the Fund's investments in Actelis Networks, Inc., AuctionWatch.com, Inc., BlueStar Solutions, Inc., Cidera, Inc., DataPlay, Inc., Endymion Systems, Inc., FolioFN, Inc., Ishoni Networks, Inc., PTS Messaging (formerly Pagoo, Inc.), SafeStone Technologies PLC, ShopEaze Systems, Inc., Sonexis, Inc., and Yaga, Inc. The Former Valuation Committee decided to write down the carrying value of the investments for a variety of reasons including, but not limited to, portfolio company performance, prospects of a particular sector, data on purchases or sales of similar interests of the portfolio company, cash consumption, cash on-hand, valuation comparables, the likelihood of a company being able to attract further financing, a third party valuation event, cramdowns, limited liquidity options, and a company's likelihood or ability to meet financial obligations.

     The Fund's increase in accumulated deficit was $55.4 million in 2003 and $59.1 million in 2002, a comparatively lower increase by $3.7 million or 6.3%. The Fund's total accumulated deficit was $171.7 million for 2003 and $116.3 million for 2002, an increase of $55.4 million or 47.6%. The accumulated deficit in 2003 is due primarily to the Valuation Committee's mark down of the valuations of certain Portfolio Company investments of $42.8 million, net realized losses of $4.2 million, and net investment loss of $8.5 million.

     FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001. Net unrealized depreciation was $21.8 million in 2002 and $53.0 million in 2001, a decrease of $31.2 million or 58.9%.

     The net increase in unrealized depreciation for 2001 resulted mainly from the Board of Directors' decision to mark down the value of the Fund's investments in Annuncio Software, Inc.; AuctionWatch.com, Inc.; BlueStar Solutions, Inc.; Cidera, Inc.; Endymion Systems, Inc.; EXP Systems, Inc.; FOLIOFN, Inc.; InfoImage, Inc.; INFOUSA.com, Inc.; IQdesination; Ishoni Networks, Inc.; Pagoo.com, Inc.; Personic Software, Inc.; SafeStone Technologies PLC; and ShopEaze Systems, Inc.

     The Fund's increase in accumulated deficit was $59.1 million in 2002 and $56.9 million in 2001, an increase of $2.2 million or 3.9%. The Fund's total accumulated deficit was $116.3 million for 2002 and $57.2 million for 2001, an increase of $59.1 million or 103.3%.

PORTFOLIO INVESTMENTS

     FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002. The cost of equity investments held by the Fund was $125.6 million in 2003 and $127.6 million in 2002, a decrease of $2.0 million or 1.6%. The aggregate fair value of equity investments was $11.6 million in 2003 and $50.1 million in 2002, a decrease of $38.5 million or 76.8%. The decrease in the fair value of the equity investments held by the Fund resulted mainly from the Valuation Committee's mark down of the valuations of certain Portfolio Company investments. The cost of debt instruments held by the Fund was $16.4 million in 2003 and $0 in 2002. The aggregate fair value of debt instruments was $12.5 million in 2003 and $0 in 2002. The increase in the cost and fair value of the debt investments resulted mainly from the Fund's debt investments made in 2003. The cost of subordinated notes held by the Fund was $4.5 million in 2003 and $6.3 million in 2002, a decrease of $1.8 million or 28.6%. The aggregate fair value of subordinated notes was $0 in 2003 and $4.1 million in 2002. The decrease in the fair value of the subordinated notes held by the Fund resulted mainly from the Valuation Committee's mark down of the valuations of certain Portfolio Company investments. The cost and aggregated fair value of short-term securities held by the Fund was $113.2 million in 2003 and $62.8 million in 2002, an increase of $50.4 million or 80.3%. The increase in short-term investments resulted mainly from the Fund's increased investments in short-term securities and subsequent decrease of investments in cash and cash equivalents in 2003. The cost and aggregate fair value of cash and cash equivalents held by the Fund was $6,850 in 2003 and $78.8 million in 2002, a decrease of $78.8 million or 100%. The aggregate fair value of short-term securities was $113.2 million in 2003 and $62.8 million in 2002, an increase of $50.4 million or 80.3%. The decrease in cash and cash equivalents resulted mainly from the Fund's decreased investments in cash and cash equivalents and subsequent increase of investments in short-term investments in 2003. Management continues to evaluate opportunities for its Portfolio Companies to realize value for the Fund and its stockholders.

     At October 31, 2003, the Fund had active investments in the following Portfolio Companies:

   ACTELIS NETWORKS, INC.

     Actelis  Networks,   Inc.  ("Actelis"),   Fremont,   California,   provides
authentication   and  access  control  solutions  to  secure  the  integrity  of
e-business in Internet-scale and wireless environments.

     At  October  31,  2002,  the Fund's  investment  in  Actelis  consisted  of
1,506,025 shares of Series C Preferred Stock at a cost of $5.0 million. The investment was assigned a fair value of $2.5 million, or approximately $1.66 per share.

     During the year ended October 31, 2003, the Current Valuation Committee marked down the carrying value of the Fund's investment in Actelis by writing down the investment by $1.5 million to $1.0 million.

     At  October  31,  2003,  the Fund's  investment  in  Actelis  consisted  of
1,506,025 shares of Series C Preferred Stock at a cost of $5.0 million. The investment has been assigned a fair value of $1.0 million, or approximately $0.66 per share.

   ARCOT SYSTEMS, INC.

     Arcot Systems, Inc. ("Arcot"), Santa Clara, California, develops solutions to address the challenges of securing e-business applications in Internet-scale and transactional environments.

     On December 30, 2002, the Fund entered into an investment of $5.0 million in the form of a Credit Facility with Arcot maturing on December 31, 2005. The note earns a floating rate of interest at prime plus 5% per annum with a floor at 10% per annum and a ceiling at 12% per annum on the outstanding balance of the note. In connection with the Fund's $5.05 million Credit Facility with Arcot Systems, Inc., the Fund also received warrants to purchase shares of Series E Convertible Preferred Stock of Arcot Systems, Inc., equal to 3% of the outstanding common stock on a fully diluted basis, at an exercise price of $0.966 per share, as adjusted. The warrants expire on December 31, 2009.

     During the year ended October 31, 2003, the Current Valuation Committee marked down the carrying value of the Fund's investments in Arcot by writing down the investment by $3.0 million to $2.0 million.

     At October 31, 2003, the Fund's investment in Arcot consisted of an outstanding balance on the loan of $5.05 million with a cost of $5.0 million. The investment is being valued at $2.0 million and the warrants are being valued at $0.0.

   BLUESTAR SOLUTIONS, INC.

     BlueStar Solutions, Inc. ("BlueStar"), Cupertino, California, is a provider of enterprise applications outsourcing services. BlueStar delivers complete end-to-end services for managing SAP applications.

     At October 31, 2002, the Fund's investments in BlueStar consisted of 74,211 shares of Series C Preferred Stock, 4,545,455 shares of Series D Preferred Stock, 49,474 shares of Common Stock, and 136,054 warrants to purchase 136,054 shares of Series C Preferred Stock with a combined cost of $13.0 million. The investments were assigned a fair value of $4.5 million, or approximately $20.21 per share of the Series C Preferred Stock, approximately $0.66 per share of the Series D Preferred Stock, $0.00 per share of the Common Stock, and $0.00 per warrant.

     During the year ended October 31, 2003, the Current Valuation Committee marked down the carrying value of the Fund's investments in BlueStar by writing down the Series C Preferred Stock by $1.5 million to $0.0 and by writing down the Series D Preferred Stock by $1.5 million to $1.5 million.

     On May 26, 2003, and based on the Fund's investment-related diligence, the 136,054 warrants to purchase shares of Series C Preferred Stock of BlueStar were not exercised by the Fund. At October 31, 2003, the Fund's investments in BlueStar consisted of 74,211 shares of Series C Preferred Stock, 4,545,455 shares of Series D Preferred Stock, and 49,474 shares of Common Stock with a combined cost of $13.0 million. The investments have been assigned a fair value of $1.5 million, or $0.00 per share of the Series C Preferred Stock, approximately $0.33 per share of the Series D Preferred Stock, and $0.00 per share of the Common Stock.

   BS MANAGEMENT

     On December 18, 2002, the Fund entered into an investment of $3.0 million in the form of a Loan Agreement with BS Management maturing on March 17, 2003. BS Management is based in the Isle of Man.

     During the year ended October 31, 2003, the Current Valuation Committee marked down the carrying value of the Fund's investment in BS Management by writing down the loan by $1.5 million to $1.5 million.

     On April 13, 2003, the Fund received a partial return of capital from BS Management of approximately $70,000 and on August 22, 2003, the Fund received a final return of capital from BS Management of $2.6 million.

     At  October  31,  2003,  the  Fund  no  longer  held  an  investment  in BS
Management.

     During the year ended October 31, 2003, the SEC requested that the Fund provide it with documents and other information concerning the BS Management transaction, and the Fund has complied with such requests.

     For a discussion of the BS Management legal proceedings and negotiated return of capital, please refer to Part I, Item 3 "Legal Proceedings".

   CBCA, INC.

     CBCA, Inc. ("CBCA"), Oakland, California, has developed an automated health benefit claims processing and payment system that includes full website functionality.

     At October 31, 2002, the Fund's investment in CBCA consisted of 4,774,636 shares of Series E Preferred Stock with a cost of $10.0 million. The investment was assigned a fair value of $10.0 million, or approximately $2.09 per share.

     In December 2002, the Fund entered into follow-on investments of $2.0 million in CBCA, consisting of 955,346 shares of Series E Preferred Stock at approximately $2.09 per share.

     During the year ended October 31, 2003, the Current Valuation Committee marked down the carrying value of the Fund's investments in CBCA by writing down the Series E Preferred Stock by $11.5 million to $500,000.

     At October 31, 2003, the Fund's investment in CBCA consisted of 5,729,562 shares of Series E Preferred Stock with a cost of $12.0 million. The investment has been assigned a fair value of $500,000, at approximately $0.09 per share.


     John Grillos, the former Chief Executive Officer of the Fund, served as a director of CBCA and resigned his directorship on March 6, 2003.

   CIDERA, INC./MAINSTREAM DATA, INC.

     Cidera, Inc. ("Cidera"), Laurel, Maryland, provided satellite-based delivery of broadband content directly to Internet access points closest to the end users. Mainstream Data, Inc. ("Mainstream"), Salt Lake City, Utah, builds and operates satellite, Internet, and wireless broadcast networks for the world's largest information companies. Mainstream Data networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.

     At October 31, 2002, the Fund's investment in Cidera consisted of 857,192 shares of Series D Preferred Stock with a cost of $7.5 million. The investment was assigned a fair value of approximately $500,000, or approximately $0.58 per share. Subsequent to October 31, 2002, Mainstream was spun out from Cidera, resulting in a 50%/50% cost basis split between the two investments.

     On September 26, 2003, the Fund received a nominal return of capital from Cidera as a single and final repayment of the Fund's investment.

     During the year ended October 31, 2003, the Current Valuation Committee marked down the carrying value of the Fund's investments in Mainstream by writing down the Series D Preferred Stock by $500,000 to $0.

     At October 31, 2003, the Fund no longer held an investment in Cidera.

     At October 31, 2003, the Fund's investment in Mainstream consisted of 85,719 shares of Series D Preferred Stock with a cost of $3.75 million. The investment has been assigned a fair value of $0.

   DATAPLAY, INC.

     DataPlay, Inc. ("DataPlay"), Boulder, Colorado, developed new ways of enabling consumers to record and play digital content.

     At October 31, 2002, the Fund's total investment in DataPlay, with a cost basis of $12.0 million, consisted of 2,500,000 shares of Series D Preferred Stock and seven promissory notes with a combined cost of $4.5 million. The investment had been assigned a fair value of $2.25 million, comprising $0.00 per share for the Series D Preferred Stock and 50% of the face value of the promissory notes.

     On November 20, 2002, DataPlay filed for bankruptcy under Chapter 11 of the Code.

     On January 15, 2003, the Former Valuation Committee marked down the remaining value of the Fund's investment in all of the Promissory Notes issued by DataPlay by $2.25 million and wrote off all of the accrued interest from the Notes.

     At October 31, 2003, the Fund's total investment in DataPlay consisted of 2,500,000 shares of Series D Preferred Stock with a cost basis of $7.5 million and seven promissory notes with a combined cost of $4.5 million. The investments have been assigned a fair value of $0.0.

   DETERMINE SOFTWARE, INC.

     Determine Software, Inc. ("Determine"), San Francisco, California, is a provider of web-based contract management software.

     On February 5, 2003, the Fund entered into an investment of $2.0 million in the form of a Credit Facility with Determine maturing on January 31, 2006. The note earns a floating rate of interest at prime plus 5% per annum with a floor at 12% per annum on the outstanding balance. The Fund also received 2,229,955 warrants to purchase a future round of convertible preferred stock at a price of $0.205 per share. The warrants expire on January 31, 2010.

     At October 31, 2003, the Fund's investment in Determine consisted of an outstanding balance on the loan of $2.02 million with a cost of $2.0 million and 2,229,955 warrants to purchase a future round of convertible preferred stock at a price of $0.205 per share. The investment is being valued at $2.0 million and the warrants are being valued at $0.0.

   ENDYMION SYSTEMS, INC.

     Endymion Systems, Inc. ("Endymion "), Oakland, California, is a single source supplier for strategic, web-enabled, end-to-end business solutions that help its customers leverage Internet technologies to drive growth and increase productivity.

     At October 31, 2002, the Fund's investment in Endymion consisted of 7,156,760 shares of Series A Preferred Stock with a cost of $7.0 million. The investment was assigned a fair value of $2.0 million, or approximately $0.28 per share.

     During the year ended October 31, 2003, the Current Valuation Committee marked down the carrying value of the Fund's investments in Endymion by writing down the Series A Preferred Stock by $2.0 million to $0.0.

     At October 31, 2003, the Fund's investment in Endymion consisted of 7,156,760 shares of Series A Preferred Stock with a cost of $7.0 million. The investment has been assigned a fair value of $0.0.

   FOLIOFN, INC.

     FolioFN, Inc. ("FolioFN"), Vienna, Virginia, is a financial services technology company that delivers investment solutions to financial services firms and investors.

     At October 31, 2002, the Fund's investment in FolioFN consisted of 5,802,259 shares of Series C Preferred Stock with a cost of $15.0 million. The investment was assigned a fair value of $3.0 million, or approximately $0.52 per share.

     During the year ended October 31, 2003, the Current Valuation Committee marked down the carrying value of the Fund's investments in FolioFN by writing down the Series C Preferred Stock by $3.0 million to $0.0.

     At October 31, 2003, the Fund's investment in FolioFN consisted of 5,802,259 shares of Series C Preferred Stock with a cost of $15.0 million. The investment has been assigned a fair value of $0.0.

     John Grillos, the former Chief Executive Officer of the Fund, served as a director of FolioFN and resigned his directorship on behalf of the Fund on March 10, 2003.

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

     On December 30, 2002, the Fund entered into an investment of $5.0 million in the form of a Convertible Credit Facility with Integral maturing on December 31, 2005. The transaction earns a floating rate of interest at prime plus 5% per annum with a floor at 10% per annum and a ceiling at 12% per annum on the outstanding balance, prior to conversion. In connection with the Fund's $5.05 million Credit Facility with Integral Development Corporation, the Fund also received warrants to purchase shares of Series C Convertible Preferred Stock of Integral Development Corporation (or a future round of Preferred Stock), equal to the number obtained by multiplying the outstanding common stock by 0.030928, at an exercise price equal to $0.70 per share. The warrants expire on December 31, 2009.

     During the year ended October 31, 2003, Integral made principal repayments of the Credit Facility totaling $561,112.

     During the year ended October 31, 2003, the Current Valuation Committee then marked down the carrying value of the Fund's investments in Integral by writing down the investment by $1.0 million to $3.5 million.

     At October 31, 2003, the Fund's investment in Integral consisted of an outstanding balance on the loan of $4.46 million with a cost of $4.46 million. The investment is being valued at $3.5 million and the warrants are being valued at $0.0.

   ISHONI NETWORKS, INC.

     Ishoni Networks, Inc. ("Ishoni"), Santa Clara, California, developed technology that allows customer premises equipment manufacturers and service providers to offer integrated voice, data and security services over a single broadband connection to residential and business customers.

     At October 31, 2002, the Fund's investment in Ishoni consisted of 2,003,607 shares of Series C Preferred Stock with a cost of $10.0 million. The investment was assigned a fair value of $2.5 million, or approximately $1.25 per share.

     During the year ended October 31, 2003, the Former Valuation Committee marked down the carrying value of the Fund's investments in Ishoni by writing down the Series C Preferred Stock by $2.5 million to $0.0.

     At October 31, 2003, the Fund's investment in Ishoni consisted of 2,003,607 shares of Series C Preferred Stock with a cost of $10.0 million. The investment has been assigned a fair value of $0.0.

   LUMETA CORPORATION

     Lumeta Corporation ("Lumeta"), Somerset, New Jersey, is a developer of network management, security, and auditing solutions. The company provides businesses with a comprehensive analysis of their network security that reveals the vulnerabilities and inefficiencies of their corporate intranets.

     At October 31, 2002, the Fund's investment in Lumeta consisted of 384,615 shares of Series A Preferred Stock and 266,846 shares of Series B Preferred Stock with a cost of approximately $250,000 and $156,489, respectively. The investment in the Series A Preferred Stock was assigned a fair value of approximately $269,000 and the investment in the Series B Preferred Stock was assigned a fair value of approximately $187,000, or approximately $0.70 per share for each the Series A and B Preferred Stock.

     During the year ended October 31, 2003, the Current Valuation Committee marked down the carrying value of the Fund's investments in Lumeta by writing down the Series A Preferred Stock by approximately $225,000 to approximately $44,000 and by writing down the Series B Preferred Stock from $187,000 to approximately $156,000.

     At October 31, 2003, the Fund's investment in Lumeta consisted of 384,615 shares of Series A Preferred Stock and 266,846 shares of Series B Preferred Stock with a combined cost of approximately $406,000. The investments have been assigned a fair value of $200,000, or approximately $0.11 per share of Series A Preferred Stock and approximately $0.59 per share of Series B Preferred Stock.

   PHOSISTOR TECHNOLOGIES, INC.

     Phosistor  Technologies,   Inc.  ("Phosistor"),   Pleasanton,   California,
designed and developed integrated semiconductor components and modules for global telecommunications and data communications networks.

     At October 31, 2002, the Fund's investment in Phosistor consisted of 6,666,667 shares of Series B Convertible Preferred Stock with a cost of $1.0 million. The investment was assigned a fair value of $1.0 million, or approximately $0.15 per share.

     During the year ended October 31, 2003, the Current Valuation Committee marked down the carrying value of the Fund's investments in Phosistor by $1.0 million to $0.0.

     At October 31, 2003, the Fund's investment in Phosistor consisted of 6,666,667 shares of Series B Preferred Stock with a cost of $1.0 million. The investment has been assigned a fair value of $0.0.

   PROCESSCLAIMS, INC.

     ProcessClaims, Inc. ("ProcessClaims"), Manhattan Beach, California, provides web-based solutions and value added services that streamline the automobile insurance claims process for the insurance industry and its partners.

     At October 31, 2002, the Fund's investment in ProcessClaims consisted of 6,250,000 shares of Series C Preferred Stock, 849,257 shares of Series D
Preferred Stock, and 873,362 warrants to purchase 873,362 shares of Series E Convertible Preferred Stock with a combined cost of $2.4 million. The investment in the Series C Preferred Stock was assigned a fair value of $2.94 million, or approximately $0.471 per share of Series C Preferred Stock, the investment in the Series D Preferred Stock was assigned a fair value of $400,000 or approximately $0.471 per share of Series D Preferred Stock, and the investment in the Series E warrants was assigned a fair value of $0.0.

     During the year ended October 31, 2003, the Current Valuation Committee marked down the carrying value of the Fund's investments in ProcessClaims by writing down the Series C Preferred Stock by approximately $940,000 to $2.0 million.

     At October 31, 2003, the Fund's investments in ProcessClaims consisted of 6,250,000 shares of Series C Preferred Stock, 849,257 shares of Series D
Preferred Stock, and 873,362 warrants to purchase 873,362 shares of Series E Convertible Preferred Stock with a combined cost of $2.4 million. The investment in the Series C Preferred Stock was assigned a fair value of $2.0 million, or approximately $0.32 per share of Series C Preferred Stock, the investment in the Series D Preferred Stock was assigned a fair value of $400,000 or approximately $0.471 per share of Series D Preferred Stock, and the investment in the Series E warrants was assigned a fair value of $0.0.

     Nino Marakovic, an employee of the Fund, serves as a director of ProcessClaims.

   PTS MESSAGING, INC. (FORMERLY PAGOO, INC.)

     PTS Messaging, Inc. ("PTS Messaging"), formerly Pagoo, Inc., Lafayette, California, developed Internet voice technologies offering Internet services direct to the consumer.

     At October 31, 2002, the Fund's investment in PTS Messaging consisted of 1,956,026 shares of Series A-1 Convertible Preferred Stock with a cost of $11.6 million. The investment was assigned a fair value of approximately $170,000, or approximately $0.09 per share.

     During the year ended October 31, 2003, the Current Valuation Committee marked down the carrying value of the Fund's investment in PTS Messaging by writing down the Series A-1 Convertible Preferred Stock by approximately $170,000 to $0.0.

     At October 31, 2003, the Fund's investment in PTS Messaging consisted of 1,956,026 shares of Series A-1 Convertible Preferred Stock with a cost of $11.6 million. The investment has been assigned a fair value of $0.0.

     Nino Marakovic, an employee of the Fund, serves as a director of PTS Messaging.

   SAFESTONE TECHNOLOGIES PLC

     SafeStone Technologies PLC ("SafeStone"), Old Amersham, UK, provides organizations with secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.

     At October 31, 2002, the Fund's investments in SafeStone consisted of 1,714,455 shares of Series A Preferred Stock and 391,923 shares of Series B
Preferred Stock with a combined cost basis of $4.0 million. The investment in the Series A Preferred Stock was assigned a fair value of $2.19 million, or approximately $1.28 per share and the investment in the Series B Preferred Stock was assigned a fair value of $500,000, or approximately $1.28 per share.

     During the year ended October 31, 2003, the Former Valuation Committee marked down the carrying value of the Fund's investments in SafeStone by writing down the remaining carrying value of the Series A Preferred Stock by $1.19 million to $1.0 million.

     During the year ended October 31, 2003, the Current Valuation Committee marked down the carrying value of the Fund's investments in SafeStone by writing down the remaining carrying value of the Series A Preferred Stock by $1.0 million to $0 and by writing down the remaining carrying value of the Series B Preferred Stock by approximately $500,000 to $0.

     On July 29, 2003, the Fund's 1,714,455 shares of Series A Preferred Stock and 391,923 shares of Series B Preferred Stock were recapitalized into 2,106,378 shares of Series A Ordinary Stock.

     At October 31, 2003, the Fund's investments in SafeStone consisted of 2,106,378 shares of Series A Ordinary Stock with a cost of $4.0 million. The investments have been assigned a fair value of $0.0.

   SHOPEAZE SYSTEMS, INC.

     ShopEaze Systems, Inc. ("ShopEaze"), Sunnyvale, California, partnered with established retailers to help them build online businesses to complement their existing brick-and-mortar businesses.

     At October 31, 2002 and October 31, 2003, the Fund's investment in ShopEaze consisted of 2,097,902 shares of Series B Preferred Stock with a cost of $6.0 million. At both October 31, 2002 and October 31, 2003, the investment has been assigned a fair value of $0.0. ShopEaze ceased operations during 2002.

   SONEXIS, INC.

     Sonexis, Inc. ("Sonexis"), Boston, Massachusetts, is the developer of a new kind of conferencing solution - Sonexis ConferenceManager - a modular platform that supports a breadth of audio and web conferencing functionality to deliver rich media conferencing.

     At October 31, 2002, the Fund's investment in Sonexis consisted of 2,590,674 shares of Series C Preferred Stock with a cost of $10.0 million. The investment was assigned a fair value of $7.0 million, or approximately $2.70 per share.

     During the year ended October 31, 2003, the Current Valuation Committee marked down the carrying value of the Fund's investment in Sonexis by writing down the Series C Preferred Stock by $6.5 million to approximately $500,000.

     At October 31, 2003, the Fund's investment in Sonexis consisted of 2,590,674 shares of Series C Preferred Stock with a cost of $10.0 million. The investment has been assigned a fair value of approximately $500,000, or approximately $0.19 per share.

   SYGATE TECHNOLOGIES, INC.

     Sygate Technologies, Inc. ("Sygate"), Fremont, California, is a provider of enterprise-focused security policy enforcement solutions which provide the infrastructure to maintain an unbroken chain of control to IT Management.

     At October 31, 2002 and October 31, 2003, the Fund's investment in Sygate consisted of 9,756,098 shares of Series D Preferred Stock with a cost of $4.0 million. At both October 31, 2002 and October 31, 2003, the investment was assigned a fair value of $4.0 million, or approximately $0.41 per share.

   SYNHRGY HR TECHNOLOGIES, INC.

     Synhrgy HR Technologies, Inc. ("Synhrgy"), Houston, Texas, provides human resources technology and outsourcing services to Fortune 1000 companies.

     On December 26, 2002, the Fund entered into an investment of $5.0 million in the form of a Credit Facility with Synhrgy HR Technologies, Inc. ("Synhrgy") maturing on January 3, 2006. The note earns a fixed rate of interest at 12% per annum on the outstanding balance of the note. The Fund also received 43,750 warrants to purchase Series B-1 Preferred Stock at a price of $8.00 per share. The warrants expire on December 23, 2009.

     At October 31, 2003, the Fund's investment in Synhrgy consisted of an outstanding balance on the loan of $5.0 million with a cost of $4.96 million. The investment is being valued at $4.96 million and the warrants are being valued at $0.0.

     Subsequent to October 31, 2003, Synhrgy repaid the balance of its original $5.0 million credit facility to the Fund. In conjunction with the repayment of the credit facility, the Fund also exercised its 43,750 warrants in a cashless transaction for a gain of approximately $40,000.

   VENDIO SERVICES, INC. (FORMERLY AUCTIONWATCH.COM, INC.)

     Vendio Services, Inc. ("Vendio"), formerly AuctionWatch.com, Inc., San Bruno, California, enables small businesses and entrepreneurs to build Internet sales channels by providing software solutions to help these merchants efficiently market, sell and distribute their products.

     At October 31, 2002, the Fund's investment in Vendio consisted of 10,476 shares of Common Stock and 6,443,188 shares of Series A Preferred Stock at a cost of $6.6 million. The investments were assigned a fair value of $1.1 million, or $0.00 per share for the Common Stock and approximately $0.18 per share for the Series A Preferred Stock, respectively.

     During the year ended October 31, 2003, the Current Valuation Committee marked down the carrying value of the Fund's investments in Vendio by writing down the Series A Preferred Stock by approximately $600,000 to $500,000.

     At October 31, 2003, the Fund's investments in Vendio consisted of 10,476 shares of Common Stock and 6,443,188 shares of Series A Preferred Stock at a cost of $6.6 million. The investments have been assigned a fair value of approximately $500,000, or $0.00 per share for the Common Stock and approximately $0.08 per share for the Series A Preferred Stock.

     On April 2, 2003, the portfolio company AuctionWatch.com, Inc. changed its name to Vendio Services, Inc.

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

     During the year ended October 31, 2003, the Former Valuation Committee marked down the carrying value of the Fund's investments in Yaga by writing down the Series A Preferred Stock by approximately $300,000 to $0.0 and the Series B Preferred Stock by approximately $350,000 to approximately $650,000.

     During the year ended October 31, 2003, the Current Valuation Committee marked down the carrying value of the Fund's investments in Yaga by writing down the Series B Preferred Stock by approximately $650,000 to $0.0.

     At October 31, 2003, the Fund's investment in Yaga consisted of 300,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred and 100,000 warrants to purchase 100,000 shares of Series B Preferred Shares with a combined cost of $2.3 million. The investments have been assigned a fair value of $0.0.

   0-IN DESIGN AUTOMATION, INC.

     0-In Design Automation, Inc. ("0-In"), San Jose, California, is an electronic design automation (EDA) company providing functional verification products that help verify multi-million gate application specific integrated circuit (ASIC) and system-on-chip (SOC) chip designs.

     At October 31, 2002, the Fund's investment in 0-In consisted of 2,239,291 shares of Series E Preferred Stock at a cost of $4.0 million. The investments were assigned a fair value of $4.0 million, or approximately $1.79 per share.

     During the year ended October 31, 2003, the Current Valuation Committee marked down the carrying value of the Fund's investments in 0-In by writing down the Series E Preferred Stock by $3.0 million to $1.0 million.

     At October 31, 2003, the Fund's investment in 0-In consisted of 2,239,291 shares of Series E Preferred Stock at a cost of $4.0 million. The investments have been assigned a fair value of $1.0 million, or approximately $0.45 per share.

     Mr. Gerhard, a director of the Fund through January 16, 2003, when he resigned, served as a director of 0-In through March 8, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 2003, the Fund had $137.3 million of investments consisting of investments in preferred and common stocks totaling $11.6 million, investments in debt instruments totaling $12.5 million, investments in U.S. government and agency securities totaling $113.2 million and cash and cash equivalents totaling approximately $6,850. The Fund considers all money market and all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

     Current balance sheet resources are believed to be sufficient to finance anticipated future commitments.

     Subsequent to October 31, 2003, the Fund commenced and completed a tender offer to acquire up to twenty-five percent (25%) of its outstanding shares of common stock at a per share cash purchase price equal to ninety-five percent (95%) of net asset value per share as of December 31, 2003, the day the offer expired. Based on a final count by the depositary for the tender offer, 3,859,558 shares were tendered at a price of $8.18 resulting in a total disbursement from the Fund of $31,571,184.

SUBSEQUENT EVENTS

     On November 6, 2003, Michael Tokarz assumed his new position as Chairman, Portfolio Manager and director of the Fund. As Portfolio Manager, Mr. Tokarz will be compensated by the Fund based upon his positive performance as the Portfolio Manager. Under the terms of his agreement with the Fund, the Fund will pay Mr. Tokarz an amount equal to the lesser of (a) 20% of the net income of the Fund for the fiscal year; and (b) the sum of (i) 20% of the net capital gains realized by the Fund in respect of investments made during his tenure as Portfolio Manager; and (ii) the amount, if any, by which the Fund's total expenses for a fiscal year were less than two percent of the Fund's net assets (determined as of the last day of the period). Any payments to be made shall be calculated based upon the audited financials of the Fund for the applicable fiscal year and shall be paid as soon as practicable following the completion of such audit. Mr. Tokarz has the right and the intention to allocate all or part of such compensation to other professionals of the Fund.

     On November 26, 2003, the Fund commenced a tender offer to acquire up to twenty-five percent (25%) of its outstanding shares of common stock at a per share cash purchase price equal to ninety-five percent (95%) of net asset value per share as of December 31, 2003, the day the offer expired. Based on a final count by the depositary for the tender offer, 3,859,558 shares, or 23.9% of the Fund's outstanding common stock, were tendered. Because less than 25% of the Fund's shares were tendered, the Fund purchased all shares tendered. Each share accepted for purchase was purchased at a price of $8.18 resulting in a total disbursement from the Fund of $31,571,184. Since completion of the tender offer, MVC has 12,293,042 shares of common stock outstanding. The anti-dilutive effect of the tender offer totaled $1,650,697 or approximately $0.134 per share for all remaining shares after the tender offer. The discussion above is a summary of the Tender Offer and is qualified in its entirety by reference to the full text of the Schedule TO as filed with the SEC.

     Effective December 8, 2003, the Fund agreed to a lease for new office space in Purchase, New York, which is scheduled to expire on November 30, 2005. Future payments under this lease total $110,933, with annual minimum payments of $49,517 from December 8, 2003 through October31, 2004, $56,682 from November 1, 2004 through October 31, 2005, and $4,734 from November 1, 2005 through November 30, 2005. The building at 287 Bowman Avenue is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz.

     On December 29, 2003, the Current Valuation Committee marked up the Fund's investment in 0-In Design Automation, Inc. by $1.0 million to $2.0 million and marked up the Fund's investment in Sygate Technologies, Inc. by $1.5 million to $5.5 million.

     On December 30, 2003, Ishoni Networks, Inc. filed for bankruptcy in United States Bankruptcy Court, Northern District of California, San Jose Division.

     On January 21, 2004, the Fund reached an agreement with the property manager at 3000 Sand Hill Road, Menlo Park, California to terminate its lease at such location as a result of the property manager's ability to reach an agreement with a new tenant for the space. Under the terms of the agreement, the Fund will buy-out its lease directly from the property manager, for an amount equal to $232,835. As a result, the Fund expects to be able to recover approximately $250,000 of the remaining reserve established at October 31, 2003.

     On January 23, 2004, Synhrgy HR Technologies, Inc. repaid the balance of its original $5.0 million credit facility to the Fund. In conjunction with the repayment of the credit facility, the Fund also exercised its 43,750 warrants in a cashless transaction for a gain of approximately $40,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Historically the Fund has invested in small companies, and its investments in these companies are considered speculative in nature. The Fund's investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, the Fund is subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and return of capital.

     ILLIQUID INVESTMENTS. The Fund invests in securities which are subject to legal or other restrictions on transfer or for which no liquid market exists. The market prices, if any, for such securities tend to be volatile and may not be readily ascertainable, and the Fund may not be able to sell them when it desires to do so or to realize what it perceives to be their fair value in the event of a sale. The sale of restricted and illiquid securities often requires more time and results in higher brokerage charges or dealer discounts and other selling expenses than does the sale of securities eligible for trading on national securities exchanges or in the over-the-counter markets. The Fund may not be readily able to dispose of such illiquid investments and, in some cases, may be contractually prohibited from disposing of such investments for a specified period of time. Restricted securities may sell at a price lower than similar securities that are not subject to restrictions on resale.

     INVESTMENTS IN UNLISTED SECURITIES. The Fund invests in unlisted securities. Because of the absence of any trading market for these investments, it may take longer to liquidate, or it may not be possible to liquidate, these positions than would be the case for publicly traded securities. Although these securities may be resold in privately negotiated transactions, the prices realized on these sales could be less than those originally paid by the Fund. Further, companies whose securities are not publicly traded may not be subject to public disclosure and other investor protection requirements applicable to publicly traded securities.

     GROWTH STAGE COMPANIES. While investments in growth stage companies offer the opportunity for significant capital gains, such investments involve a high degree of business and financial risk which can result in substantial losses. The stock market has experienced volatility which has particularly affected the securities of technology companies. As a result, the Fund's performance may experience substantial volatility. An investment in the Fund should not constitute a complete investment program for the investor.

     EVENTS OF SEPTEMBER 11, 2001. On September 11, 2001, terrorist attacks on the United States caused significant loss of life and property damage and disruptions in U.S. markets and in global markets. Since that time, the United States has commenced military action and imposed economic and diplomatic sanctions. The long-term impact of these events, and of further possible terrorist attacks, is unclear, but could have a material effect on general economic conditions and market liquidity.

     VALUATION RISK. The portion of our portfolio consisting of investments in private companies is also subject to valuation risk. The market value of the Fund's shares in large part depends on the values of the Fund's investments and the prospects and financial results of the companies in which the Fund invests. Many of the Fund's investments are securities of private companies that are not publicly traded. The financial and other information regarding the issuers of these securities that is available to the Fund may be more limited than the information available in the case of issuers whose securities are publicly traded. The Current Board and/or the Current Valuation Committee determine the fair value of these securities in accordance with procedures deemed reasonable. However, fair value is an estimate and, notwithstanding the good faith efforts of the Board of Directors to determine the fair value of securities held by the Fund, there can be no assurance that those values accurately reflect the prices that the Fund would realize upon sales of those securities. Moreover, the prospects and financial condition of the companies in which the Fund invests may change and these changes may have a significant impact on the fair values of the Fund's investments. We value our privately held investments based on a determination made by the Current Board and/or the Current Valuation Committee on a quarterly basis and as otherwise required in accordance with our established fair value procedures. In the absence of a readily ascertainable market value, the estimated values of our investments may differ significantly from the values that would exist if a ready market for these securities existed. Any changes in valuation are recorded in our statements of operations as "Net unrealized gain (loss) on investments."

     Investments in short term securities and cash and cash equivalents comprised approximately 82.65% of the Fund's net assets at October 31, 2003, and are subject to financial market risk, including changes in interest rates. The Fund has invested a portion of its capital in debt securities, the yield and value of which may be impacted by changes in market interest rates.

     VALUATION OF INVESTMENTS. Investments in non-publicly traded preferred and common stock are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of increases or decreases in net assets resulting from its operations. Cost is used to approximate fair value of these investments until developments affecting an investment provide a basis for valuing such investment at a value other than cost.

     The fair value of investments for which no market exists and for which the Current Board and/or the Fund's Valuation Committee have determined that the original cost of the investment is no longer an appropriate fair valuation will be determined on the basis of procedures established by the Former Advisor in good faith and approved by the Current Board. Valuations are based upon such factors as the financial and/or operating results of the most recent fiscal period, the performance of the company relative to planned budgets/forecasts, the issuer's financial condition and the markets in which it does business, the prices of any recent transactions or offerings regarding such securities or any proxy securities, any available analysis, media, or other reports or information regarding the issuer, or the markets or industry in which it operates, the nature of any restrictions on disposition of the securities and other analytical data. In the case of unsuccessful operations, the valuation may be based upon anticipated liquidation proceeds.

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

     Investments in securities that are publicly traded on an organized exchange are valued at their quoted closing market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Investments in companies whose securities are actively traded in the over the counter market are valued at the average closing of their Bid and Ask prices, less a Valuation Discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. If a reliable last bid and ask price are not available, market values for equity securities are determined based on the last reliable bid quotation available from a market maker in the security.

     Short-term investments, including cash equivalents, having maturities of 90 days or less are stated at amortized cost, which approximates fair value. Other fixed income securities are stated at fair value. Fair value of these securities is determined at the most recent bid or yield equivalent from dealers that make markets in such securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                               FINANCIAL STATEMENTS

                                                   MVC CAPITAL
                                                  BALANCE SHEET


                                                                                      OCTOBER 31,            OCTOBER 31,
                                                                                      2003                   2002
ASSETS

Cash and cash equivalents                                                         $         6,850       $    78,873,485
  (cost $6,850 and $78,873,485, respectively)
Investments in short term securities, at market value                                 113,237,521            62,797,687
  (cost $113,237,521 and $62,800,088, respectively)
Investments in subordinated notes, at fair value                                                -             4,077,474
  (cost $4,500,000 and $6,327,474, respectively) (Note 7)
Investments in debt instruments, at fair value                                         12,471,288                     -
  (cost $16,439,343 and $0, respectively) (Note 7)
Investments in preferred/common stocks, at fair value                                  11,600,000            50,116,026
  (cost $125,575,852 and $127,536,066, respectively), (Note 7)
Interest receivable                                                                       152,630               216,024
Prepaid expenses                                                                          412,003                50,672
Receivable for investments sold                                                                 -               379,632
                                                                                  ---------------       ---------------
TOTAL ASSETS                                                                      $   137,880,292       $   196,511,000
                                                                                  ===============       ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Administration                                                                             19,771                11,250
Audit fees                                                                                 70,736               149,000
Legal fees                                                                                 43,046               387,459
Directors' fees                                                                            27,511                14,400
Employee compensation & benefits                                                          102,337                57,279
Other accrued expenses                                                                    608,729               505,135
                                                                                  ---------------       ---------------
TOTAL LIABILITIES                                                                 $       872,130       $     1,124,523
                                                                                  ===============       ===============
SHAREHOLDERS' EQUITY
Common Stock, $0.01 par value; 150,000,000 shares
  authorized; 16,152,600 and 16,500,000 shares outstanding, respectively                  161,526               165,000
Additional paid in capital                                                            308,593,557           311,485,000
Accumulated deficit                                                                  (171,746,921)         (116,263,523)
                                                                                  ---------------       ---------------
TOTAL SHAREHOLDERS' EQUITY                                                            137,008,162           195,386,477
                                                                                  ---------------       ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $   137,880,292       $   196,511,000
                                                                                  ===============       ===============
NET ASSET VALUE PER SHARE                                                         $          8.48            $    11.84
                                                                                  ===============       ===============

The accompanying notes are an integral part of these financial statements.




                                                                  MVC CAPITAL
                                                              STATEMENT OF OPERATIONS



                                                   FOR THE YEAR ENDED           FOR THE YEAR ENDED      FOR THE YEAR ENDED
                                                         OCTOBER 31, 2003         OCTOBER 31, 2002          OCTOBER 31, 2001
INVESTMENT INCOME:
  Interest income                                    $     2,870,370              $ 3,730,148             $   9,046,526
  Dividend income                                                  -                    9,745                         -
  Other income                                                24,944                        -                         -
                                                    ----------------            -------------           ---------------
TOTAL INVESTMENT INCOME                                    2,895,314                3,739,893                 9,046,526

OPERATING EXPENSES:
  Management fees                                                  -                3,592,757                 7,388,061
  Proxy/Litigation related fees & expenses                 4,037,327                        -                         -
  Employee compensation & benefits                         2,476,068                  696,399                         -
  Legal fees                                               1,514,549                  998,436                         -
  Insurance                                                1,058,776                  134,421                         -
  Facilities                                               1,281,054                  166,483                         -
  Directors fees                                             455,292                  307,200                         -
  Audit fees                                                 102,102                  155,000                         -
  Administration                                             138,512                   67,500                         -
  Consulting and public relations fees                       126,490                  546,952                         -
  Other expenses                                             110,374                   99,190                         -
  Printing and postage                                        86,328                   97,512                         -
                                                    ----------------            -------------           ---------------
Total operating expenses                                  11,386,872                6,861,850                 7,388,061

NET INVESTMENT (LOSS) INCOME                              (8,491,558)              (3,121,957)                1,658,465
                                                    ----------------            -------------           ---------------
NET REALIZED AND UNREALIZED (LOSS) GAIN ON
INVESTMENTS:

Net realized (loss) gain on
  investments                                             (4,220,380)             (33,469,122)                    5,123

Net unrealized depreciation on
  investments                                            (42,771,460)             (21,765,310)              (52,994,121)
                                                    ----------------            -------------           ---------------
Net realized and unrealized loss on
  investments                                            (46,991,840)             (55,234,432)              (52,988,998)
                                                    ----------------            -------------           ---------------

NET DECREASE IN NET ASSETS RESULTING
FROM OPERATIONS                                     $    (55,483,398)           $ (58,356,389)          $   (51,330,533)
                                                    ================            =============           ===============
NET DECREASE IN NET ASSETS PER SHARE
RESULTING FROM OPERATIONS                           $          (3.42)           $       (3.54)          $         (3.12)
                                                    ================            =============           ===============
DIVIDENDS DECLARED PER SHARE                        $              -            $        0.04           $          0.34
                                                    ================            =============           ===============



The accompanying notes are an integral part of these financial statements.


                                                                  MVC CAPITAL
                                                              STATEMENT OF CASH FLOWS


                                                              FOR THE YEAR ENDED     FOR THE YEAR ENDED    FOR THE YEAR ENDED
                                                                  OCTOBER 31, 2003       OCTOBER 31, 2002     OCTOBER 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net decrease in net assets resulting from operations         $ (55,483,398)       $   (58,356,389)      $  (51,330,533)
  Adjustments to reconcile to net cash (used for) provided by operating activities:
  Realized loss (gain)                                             4,220,380             33,469,122               (5,123)
  Net unrealized loss                                             42,771,460             21,765,310           52,994,121
  Changes in assets and liabilities:
  Liabilities                                                       (252,393)               546,296              (89,912)
  Prepaid expenses                                                  (361,331)               (50,672)                   -
  Interest receivable                                                 63,394                180,632              243,964
  Receivable for investments sold                                    379,632               (379,632)                   -
  Purchases of preferred stock                                    (1,999,997)           (22,076,694)         (36,331,834)
  Purchases of debt instruments                                  (19,955,000)                     -                    -
  Purchases of short-term investments                           (365,017,933)          (157,541,221)        (218,380,747)
  Purchases of cash equivalents                                 (586,995,355)        (1,119,326,199)        (955,884,612)
  Purchases of subordinated notes                                          -             (4,500,000)                   -
  Proceeds from preferred stocks                                   1,884,848              9,955,664                    -
  Proceeds from debt instruments                                   3,239,364                      -                    -
  Sales/maturities of short-term investments                     277,144,371             35,097,303          185,569,861
  Sales/maturities of cash equivalents                           624,390,240          1,328,465,233          925,452,721
                                                              --------------         --------------        -------------
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES             (75,971,718)            67,248,753          (97,762,094)
                                                              --------------         --------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Re-purchases of capital stock                                   (2,894,917)                     -                    -
  Distributions                                                            -               (728,690)          (5,644,650)
                                                              --------------         --------------        -------------
NET CASH USED FOR FINANCING ACTIVITIES                            (2,894,917)              (728,690)          (5,644,650)
                                                              --------------         --------------        -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS FOR THE YEAR             (78,866,635)            66,520,063         (103,406,744)
                                                              --------------         --------------        -------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      78,873,485             12,353,422          115,760,166
                                                              --------------         --------------        -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                        $        6,850         $   78,873,485        $  12,353,422
                                                              ==============         ==============        =============

The accompanying notes are an integral part of these financial statements.


                                                                   MVC CAPITAL
                                                        STATEMENT OF SHAREHOLDERS' EQUITY


                                                                      ADDITIONAL                           TOTAL
                                                  COMMON              PAID IN           ACCUMULATED        SHAREHOLDERS'
                                                  STOCK               CAPITAL           DEFICIT            EQUITY
BALANCE AT NOVEMBER 1, 2000                 $     165,000        $    311,485,000   $      (203,261)    $  311,446,739
Distributions                                           -                       -        (5,644,650)        (5,644,650)
Net decrease in net assets from operations              -                       -       (51,330,533)       (51,330,533)
                                            -------------        ----------------   ---------------     --------------
BALANCE AT OCTOBER 31, 2001                 $     165,000        $    311,485,000   $   (57,178,444)    $  254,471,556
                                            -------------        ----------------   ---------------     --------------
BALANCE AT NOVEMBER 1, 2001                 $     165,000        $    311,485,000   $   (57,178,444)    $  254,471,556
Distributions                                           -                       -          (728,690)          (728,690)
Net decrease in net assets from operations              -                       -       (58,356,389)       (58,356,389)
                                            -------------        ----------------   ---------------     --------------
BALANCE AT OCTOBER 31, 2002                 $     165,000        $    311,485,000   $  (116,263,523)   $   195,386,477
                                            -------------        ----------------   ---------------     --------------

BALANCE AT NOVEMBER 1, 2002                 $     165,000        $    311,485,000   $  (116,263,523)   $   195,386,477
Shares repurchased (347,400)                       (3,474)             (2,891,443)                -         (2,894,917)
Net decrease in net assets from operations              -                       -       (55,483,398)       (55,483,398)
                                            -------------        ----------------   ---------------     --------------
BALANCE AT OCTOBER 31, 2003                 $     161,526        $    308,593,557   $  (171,746,921)    $  137,008,162
                                            -------------        ----------------   ---------------     --------------

The accompanying notes are an integral part of these financial statements.



                                                            MVC CAPITAL
                                                SELECTED PER SHARE DATA AND RATIOS


                                                FOR THE                  FOR THE                 FOR THE
                                                YEAR ENDED               YEAR ENDED             YEAR ENDED
                                                OCTOBER 31, 2003         OCTOBER 31, 2002     OCTOBER 31, 2001
Net asset value, beginning of year               $      11.84            $   15.42            $    18.88

Loss from investment operations:

  Net investment (loss) income                          (0.53)               (0.19)                 0.10

  Net realized and unrealized loss on investments       (2.89)               (3.35)                (3.22)
                                                  -----------            ---------            -----------
  Total loss from investment operations                 (3.42)               (3.54)                (3.12)
                                                  -----------            ---------            -----------
Less distributions from:

  Net investment income                                     -                (0.04)                (0.34)
                                                  -----------            ---------            -----------
  Total distributions                                       -                (0.04)                (0.34)
                                                  -----------            ---------            -----------
Capital share transactions
  Anti-dilutive effect of Share Repurchase Program       0.06                    -                     -
                                                  -----------            ---------            -----------
Net asset value, end of year                     $       8.48            $   11.84            $    15.42
                                                  ===========            =========            ===========
Market value, end of year                        $       8.10            $    7.90             $    9.25
                                                  ===========            =========            ===========
Market discount                                         -4.48%              -33.28%               -40.01%

TOTAL RETURN - AT NAV (a)                              -28.38%              -22.88%               -15.99%

TOTAL RETURN - AT MARKET (a)                             2.53%              -14.22%               -17.26%


RATIOS AND SUPPLEMENTAL DATA:

Net assets, end of year (in thousands)           $    137,008            $ 195,386          $    254,472

Ratios to average net assets:

  Expenses                                               7.01%          (b)   3.02%                 2.50%

  Net investment income                                 -5.22%          (b)  -1.37%                 0.56%



(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b) The expense ratio for the year ended October 31, 2003 includes approximately $4.0 million of proxy/litigation fees and expenses. When these fees and expenses are excluded, the Fund's expense ratio is 4.52% and the net investment loss is -2.74%.

The accompanying notes are an integral part of these financial statements.

                                                     MVC CAPITAL
                                                     SCHEDULE OF INVESTMENTS
                                                     OCTOBER 31, 2003



                                                                                Date of
                                                                                Initial
Description                                          Shares/Principal           Investment       Cost               Fair Value
PREFERRED STOCKS-8.47% (a, b, d, g) (NOTE 6, 7, 8)

  TECHNOLOGY INVESTMENTS - 8.47%

  Actelis Networks, Inc. Series C                      1,506,025                May 2001    $   5,000,003       $    1,000,000

  * Blue Star Solutions, Inc.:

     Common Stock                                         49,474                May 2000        3,999,999                    -
     Series C Preferred                                   74,211                May 2000        5,999,999                    -

  * BlueStar Solutions Inc., Series D                  4,545,455                Feb. 2002       3,000,000            1,500,000

  * CBCA, Inc., Series E                               5,729,562                Apr. 2002       11,999,995             500,000

    DataPlay, Inc., Series D (e)                       2,500,000                June 2001        7,500,000                   -

  * Endymion Systems, Inc., Series A                   7,156,760                June 2000        7,000,000                   -

  * FOLIOFN, Inc., Series C                            5,802,259                June 2000       15,000,000                   -

    Ishoni Networks, Inc., Series C                    2,003,607                Nov. 2000       10,000,003                   -

    Lumeta Corporation, Series A                         384,615                Oct. 2000          250,000              43,511

    Lumeta Corporation, Series B                         266,846                June 2002          156,489             156,489

    MainStream Data, Series D                             85,719                Aug. 2002        3,750,001                   -

  * Phosistor Technologies, Inc., Series B (f)         6,666,667                Jan. 2002        1,000,000                   -

  * ProcessClaims, Inc., Series C                      6,250,000                June 2001        2,000,000           2,000,000

  * ProcessClaims, Inc., Series D                        849,257                May 2002           400,000             400,000

  * ProcessClaims, Inc.
      Series E warrants, expire 12/31/05 (g)             873,362                May 2002                20                   -

  * PTS Messaging, Inc., Series A-1 (f)                1,956,026                July 2000       11,569,939                   -



  * SafeStone Technologies PLC
      Series A Ordinary Shares                         2,106,378                Dec. 2000        4,015,402                   -

  ShopEaze Systems, Inc., Series B (f)                 2,097,902                May 2000         6,000,000                   -

  * Sonexis, Inc., Series C                            2,590,674                June 2000       10,000,000             500,000

  * Sygate Technologies, Inc., Series D                9,756,098                Oct. 2002        4,000,000           4,000,000

  * Vendio Services, Inc., Common Stock (c)               10,476                June 2000        5,500,000                   -

  * Vendio Services, Inc., Series A (c)                6,443,188                Jan. 2002        1,134,001             500,000

  * Yaga, Inc., Series A                                 300,000                Nov. 2000          300,000                   -



The accompanying notes are an intergral part of these financial statements.

                                   MVC CAPITAL
                                   SCHEDULE OF INVESTMENTS
                                   (CONTINUED)
                                   OCTOBER 31, 2003




                                                                 Date of
                                                                 Initial
Description                                     Shares/Principal Investment          Cost               Fair Value
* Yaga, Inc.:
  Series B                                       1,000,000        June 2001       $    2,000,000     $            -
  Series B Warrants, expire 06/08/04 (g)           100,000        June 2001                    -                  -

* 0-In Design Automation, Inc., Series E         2,239,291        Nov. 2001            4,000,001          1,000,000

TOTAL PREFERRED STOCKS                                                               125,575,852         11,600,000


DEBT INSTRUMENTS-9.10% (a, b)

TECHNOLOGY INVESTMENTS - 9.10%

Arcot Systems, Inc. (h)
  10.0000%, 12/31/2005                            5,050,000        Dec. 2002           5,012,500          2,000,000

Determine Software, Inc.
  12.0000%, 01/31/2006                            2,025,000        Feb. 2003           2,009,224          2,009,224

Determine Software, Inc., Series C Warrants (g)   2,229,955        Feb. 2003                   -                  -

Intergral Development Corporation (h)
  10.0000%, 12/31/2005                            4,488,888        Dec. 2002           4,455,555          3,500,000

Synhrgy HR Technologies
  12.0000%, 01/03/2006                            5,000,000        Dec. 2002           4,962,064          4,962,064

Synhrgy HR Technologies, Series B-1 Warrant (g)      43,750        Dec. 2002                   -                  -
                                                                                      ------------      ------------
TOTAL DEBT INSTRUMENTS                                                                16,439,343         12,471,288
                                                                                      ------------      ------------

SUBORDINATED NOTES-0.00% (a, b, g)

TECHNOLOGY INVESTMENTS - 0.00%

DataPlay, Inc. (e)
  6.000%, 05/15/2005                              2,000,000        May 2002            2,000,000                  -

DataPlay, Inc. (e)
  6.000%, 06/17/2005                                500,000        June 2002             500,000                  -

DataPlay, Inc. (e)
  6.000%, 09/24/2005                                200,000        Sept. 2002            200,000                  -

DataPlay, Inc. (e)
  6.000%, 08/16/2005                                200,000        Aug. 2002             200,000                  -

DataPlay, Inc. (e)
  6.000%, 08/26/2005                                400,000        Aug. 2002             400,000                  -

DataPlay, Inc. (e)
  6.000%, 09/03/2005                                200,000        Sept. 2002            200,000                  -

DataPlay, Inc. (e)
  6.000%, 06/27/2005                              1,000,000        June 2002           1,000,000                  -
                                                                                      ------------      ------------
TOTAL SUBORDINATED NOTES                                                               4,500,000                  -
                                                                                      ------------      ------------

The accompanying notes are an intergral part of these financial statements.

                                   MVC CAPITAL
                                   SCHEDULE OF INVESTMENTS
                                   (CONTINUED)
                                   OCTOBER 31, 2003


                                                                     Date of
                                                                     Initial                             Fair Value/
Description                                      Shares/Principal    Investment        Cost             Market Value
SHORT-TERM SECURITIES-82.65% (b)

U.S. GOVERNMENT & AGENCY SECURITIES-82.65% (b)

U.S. Treasury Bill
  1.1000%, 11/06/2003                               8,338,000        Aug. 2003     $   8,337,016    $    8,337,016

U.S. Treasury Bill
  1.1000%, 11/13/2003                               5,495,000        Aug. 2003         5,493,425         5,493,425

U.S. Treasury Bill
  0.8550%, 11/20/2003                               2,585,000        Aug. 2003         2,583,840         2,583,840

U.S. Treasury Bill
  0.8400%, 12/26/2003                               9,013,000        Sept. 2003        9,001,433         9,001,433

U.S. Treasury Bill
  0.8600%, 01/02/2004                              36,649,000        Oct. 2003        36,594,719        36,594,719

U.S. Treasury Bill
  0.8000%, 01/08/2004                              13,533,000        Oct. 2003        13,512,550        13,512,550

U.S. Treasury Bill
  0.8500%, 01/15/2004                              15,738,000        Oct. 2003        15,710,459        15,710,459

U.S. Treasury Bill
  0.9200%, 01/22/2004                              14,585,000        Oct. 2003        14,556,762        14,556,762

U.S. Treasury Bill
  0.9600%, 01/29/2004                               7,463,000        Oct. 2003         7,447,317         7,447,317
                                                                                  --------------      ------------
TOTAL U.S. GOVERNMENT & AGENCY SECURITIES                                            113,237,521       113,237,521
                                                                                  --------------      ------------
TOTAL SHORT-TERM SECURITIES                                                          113,237,521       113,237,521
                                                                                  --------------      ------------

CASH AND CASH EQUIVALENTS-0.00% (b)

   MONEY MARKET FUNDS-0.00% (b)

   First American Prime Obligations Fund - Class     S  6,850        Nov. 2002             6,850             6,850
                                                                                  --------------      ------------

TOTAL CASH AND CASH EQUIVALENTS                                                            6,850             6,850
                                                                                  --------------      ------------
TOTAL INVESTMENTS-100.22% (b)                                                    $   259,759,566     $ 137,315,659
                                                                                  ==============      ============
The accompanying notes are an intergral part of these financial statements.



                                   MVP Capital
                       Schedule of Investments (Contined)
                                October 31, 2003


(a) These securities are restricted from public sale without registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the dispostion of these investments, including registration rights and related costs.

(b) Percentages are based on net assets of $137,008,162.

(c) As defined in the Investment Company Act of 1940, at October 31, 2003, the Fund was considered to have a controlling interest in Vendio Services, Inc.

(d) All of the Fund's preferred and common stock and debt investments are in eligible portfolio companies, as defined in the Investment Company Act of 1940, except SafeStone Technologies PLC. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(e) Company in bankruptcy/liquidation.

(f) Company in dissolution.

(g) Non-income producing assets.

(h) Also received warrants to purchase a number of shares of preferred stock to be determined upon exercise.

* Affiliated Issuers (Total Market Value of $10,400,000): companies in which the Fund owns at least 5% of the voting securities.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2003


1. ORGANIZATION AND BUSINESS PURPOSE

     meVC Draper Fisher Jurvetson Fund I, Inc., D/B/A MVC Capital (the "Fund"), is a Delaware corporation organized on December 2, 1999 which commenced operations on March 31, 2000. On December 2, 2002 the Fund announced that it would begin doing business under the name MVC Capital. The Fund's investment objective is to seek to maximize total return from capital appreciation and/or income. The Fund seeks to achieve its investment objective by providing equity and debt financing to companies that are, for the most part, privately owned ("Portfolio Companies"). The Fund's current investments in Portfolio Companies consist of senior and subordinated loans, venture capital, mezzanine and preferred instruments and private equity investments.

     The Fund has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The shares of the Fund commenced trading on the New York Stock Exchange, Inc. (the "NYSE") under the symbol MVC on June 26, 2000.

     The Fund had entered into an advisory  agreement with meVC  Advisers,  Inc.
(the "Former Advisor") which had entered into a sub-advisory agreement with Draper Fisher Jurvetson MeVC Management Co., LLC (the "Former Sub-Advisor"). On June 19, 2002, the Former Advisor resigned without prior notice to the Fund as the Fund's investment advisor. This resignation resulted in the automatic termination of the agreement between the Former Advisor and the Former Sub-Advisor to the Fund. As a result, the Fund's board internalized the Fund's operations, including management of the Fund's investments.

     Six of the seven members (excluding Mr. Tokarz) of the current Board were elected at the February 28, 2003 Annual Meeting of Stockholders (the "Current Board"), replacing the former Board of Directors of the Fund (the "Former Board") in its entirety. On March 6, 2003, the results of the election were certified by the Inspector of Elections, whereupon the Current Board terminated John M. Grillos, the Fund's previous CEO. Shortly thereafter, other members of the Fund's senior management team, who had previously reported to Mr. Grillos, resigned. Since these significant changes in the Board and management of the Fund, the Fund has operated in a transition mode and, as a result, no new portfolio investments were made from early March 2003 through the end of October 2003 (the end of the Fiscal Year). During this period, the Current Board explored various alternatives for a long-term management plan for the Fund, including the possibility of retaining an external investment advisor. However, the Current Board concluded that it was in the Fund's best interests to implement the proposed plan, as described in Note 12, and as voted on and approved by stockholders at the September 16, 2003 Special Meeting of Stockholders. Michael Tokarz, as described below, was elected to the Board at the September 16, 2003 Special Meeting of Stockholders effective November 6, 2003.

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

     VALUATION OF INVESTMENTS - Investments in non-publicly traded preferred and common stock are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of increases or decreases in net assets resulting from its operations. Cost is used to approximate fair value of these investments until developments affecting an investment provide a basis for valuing such investment at a value other than cost.

     The fair value of investments for which no market exists and for which the Current Board and/or the Fund's Valuation Committee have determined that the original cost of the investment is no longer an appropriate fair valuation will be determined on the basis of procedures established by the Former Advisor in good faith and approved by the Current Board. Valuations are based upon such factors as the financial and/or operating results of the most recent fiscal period, the performance of the company relative to planned budgets/forecasts, the issuer's financial condition and the markets in which it does business, the prices of any recent transactions or offerings regarding such securities or any proxy securities, any available analysis, media, or other reports or information regarding the issuer, or the markets or industry in which it operates, the nature of any restrictions on disposition of the securities and other analytical data. In the case of unsuccessful operations, the valuation may be based upon anticipated liquidation proceeds.

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

     Investments in securities that are publicly traded on an organized exchange are valued at their quoted closing market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Investments in companies whose securities are actively traded in the over the counter market are valued at the average closing of their Bid and Ask prices, less a Valuation Discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. If a reliable last bid and ask price are not available, market values for equity securities are determined based on the last reliable bid quotation available from a market maker in the security.

     Short-term investments, including cash equivalents, having maturities of 90 days or less are stated at amortized cost, which approximates fair value. Other fixed income securities are stated at fair value. Fair value of these securities is determined at the most recent bid or yield equivalent from dealers that make markets in such securities.

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

     CASH AND CASH EQUIVALENTS - For the purpose of the Balance Sheet and Statement of Cash Flows, the Fund considers all money market and all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

     RESTRICTED SECURITIES - The Fund will invest in privately placed restricted securities. These securities may be resold in transactions exempt from registration or to the public if the securities are registered. Disposal of these securities may involve time-consuming negotiations and expense, and a prompt sale at an acceptable price may be difficult.

     INCOME TAXES - It is the policy of the Fund to meet the requirements for qualification as a "regulated investment company" under Subchapter M of the Internal Revenue Code of 1986, as amended. The Fund is not subject to income tax to the extent that it distributes all of its investment company taxable income and net realized gains for its taxable year. The Fund is also exempt from excise tax if it distributes most of its ordinary income and/or capital gains during each calendar year.

     RECLASSIFICATIONS - There have been no amounts which have had to be reclassified to conform to the current year presentation.

     3. MANAGEMENT

     For the year ended October 31, 2003, the Fund has managed its operations and investments internally. Previously, from commencement of operations through June 19, 2002, the Fund was charged a management fee by the Former Advisor at an annual rate of 2.5% of the average weekly net assets of the Fund, paid monthly in arrears. A portion of this fee was also used to pay the Former Sub-Advisor. The Former Advisor had entered into a sub-advisory agreement with the Former Sub-Advisor in which the Former Advisor paid the Former Sub-Advisor an annual investment sub-advisory fee equal to 1.0% of the Fund's average weekly net assets, paid monthly in arrears. The sub-advisory fees were not an additional expense to the Fund. During the period November 1, 2001 to May 31, 2002, the Fund paid the Former Advisor $3.48 million in management fees who in turn distributed $1.51 million to the Former Sub-Advisor. During the year ended October 31, 2001, the Fund paid the Former Advisor $7.39 million in management fees who in turn distributed $2.96 million to the Former Sub-Advisor.

     The Former Advisor resigned without notice on June 19, 2002. As a result, the Fund's board internalized the Fund's operations, including management of the Fund's investments, and the Fund began to pay its expenses directly. The previous 2.5% expense cap, the maximum amount of compensation to be paid to the Former Advisor, was terminated at the time of the Former Advisor's resignation.

     The Fund determined that the Former Advisor had not paid certain vendors for services performed on behalf of the Fund, which it had agreed to pay. During the fiscal year ended October 31, 2003, the Fund paid or accrued $463,535 in expenses to those vendors. See Note 10, "Legal Proceedings" for a discussion of legal action against the Former Advisor by Millenco L.P., a stockholder of the Fund, to recover certain advisory fees paid by the Fund to the Former Advisor.

4. DIVIDENDS AND DISTRIBUTIONS TO SHAREHOLDERS

     Income dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions, if any, are generally declared and paid annually. An additional distribution may be paid by the Fund to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend. The amount and character of income and capital gain distributions are determined in accordance with income tax regulations which may differ from accounting principles generally accepted in the United States of America. These differences are due primarily to differing treatments of income and gain on various investment securities held by the Fund, timing differences and differing characterizations of distributions made by the Fund. Permanent book and tax basis differences relating to shareholder distributions will result in reclassifications and may affect the allocation between net investment income, net realized gain (loss) and paid in capital.

     During the year ended October 31, 2003, the Fund's expenses exceeded its ordinary income and its capital losses exceeded its capital gains. As such, the Fund did not declare any dividends during the year ended October 31, 2003.

     On December 4, 2001, the Fund announced an ordinary income cash dividend of $0.044163 per share, payable on January 3, 2002, to stockholders of record at the close of business on December 10, 2001. In accordance with the Dividend Reinvestment Plan, the Dividend Distribution Agent purchased shares on the open market of the NYSE for those shareholders electing to take their distributions in the form of stock dividends. The total distribution amounted to $728,690.

     On December 6, 2000, the Fund announced an ordinary income cash dividend of $0.34210 per share, payable on January 3, 2001, to stockholders of record at the close of business on December 8, 2000. In accordance with the Dividend Reinvestment Plan, the Dividend Distribution Agent purchased shares on the open market of the NYSE for those shareholders electing to take their distributions in the form of stock dividends. The total distribution amounted to $5,644,650.

5. TRANSACTIONS WITH OTHER PARTIES

     The Fund is permitted to co-invest in certain Portfolio Companies with its affiliates subject to specified conditions set forth in an order obtained from the SEC. Under the terms of the order, Portfolio Companies purchased by the Fund and its affiliates are required to be approved by the Independent Directors and are required to satisfy certain conditions established by the SEC.

     On February 7, 2003, the Fund acquired various assets from Sand Hill Capital Holdings, Inc., the entity previously affiliated with the Fund's former President, William Del Biaggio III, for the Fund's operations, including but not limited to, furniture and systems hardware and software. The assets were purchased for $24,000.

     Through March 2002, Fleet Investment Advisors managed the Fund's cash portfolio under a sub-advisory agreement with the Former Advisor. Subsequently, the Former Advisor managed those assets until its resignation on June 19, 2002. From June 19, 2002 through March 27, 2003, the Fund's short term investment portfolio was managed internally by Fund employees. From March 28, 2003 through the current date, and at the Fund's direction, U.S. Bank National Association purchased 90-day U.S. Treasury Bills with the Fund's short term assets except that the Fund's cash balances, if not large enough to be invested in 90-day Treasury Bills, are swept into a designated money market account.

     On June 19, 2002, when meVC Advisers resigned as the Investment Advisor to the Fund, the Former Advisor's sub-advisory agreement with Draper Fisher
Jurvetson MeVC Management Co., LLC (the "Former Sub-Advisor") was terminated automatically as a matter of contract construction. On June 20, 2002, the Board voted to internalize all investment management and administrative functions of the Fund. For the year ended October 31, 2002, the Fund paid meVC Advisers advisory fees amounting to $3.59 million and the Former Advisor paid the Former Sub-Advisor sub-advisory fees amounting to $1.58 million, or 1% of the 2.5% management fee.

     On June 26, 2002, the Fund acquired various assets from meVC Advisers necessary to run the Fund's information systems and web site, including but not limited to, website equipment, systems hardware and software, and intellectual property. The assets were purchased for $17,855.

     In June and July 2002, the Fund utilized the services of the Former Sub-Advisor as a temporary payroll agent to facilitate the payment of the Fund's employees. Former Management and the Former Board believed it was in the stockholders' best interest to maintain continuity of payroll while operations were initiated with the Fund's ongoing payroll vendor.

     During the year ended October 31, 2001, the Fund accrued and paid the Former Advisor $7.39 million in management fees who in turn distributed $2.96 million to the Former Sub-Advisor.

6. CONCENTRATION OF MARKET AND CREDIT RISK

     Financial instruments that subject the Fund to concentrations of market risk consist principally of preferred stocks, subordinated notes, and debt instruments, which represent approximately 17.57% of the Fund's net assets. As discussed in Note 7 and Note 8, investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Fund's fair value policies and procedures. The Fund's investment strategy represents a high degree of business and financial risk due to the fact that the investments include entities with little operating history or entities that possess operations in new or developing industries. These investments are subject to restrictions on resale because they were acquired from the issuer in private placement transactions. At this time, the Fund's investments in short-term securities are in 90-day Treasury Bills, which are federally insured securities, except that the Fund's cash balances, if not large enough to be invested in 90-day Treasury Bills, are swept into a designated money market account.

7. PORTFOLIO INVESTMENTS

     FOR THE YEAR ENDED OCTOBER 31, 2003. During the year ended October 31, 2003, the Fund invested a total of approximately $21.95 million in new and existing Portfolio Companies. Approximately $19.95 million was invested in five new companies: BS Management Limited, Synhrgy HR Technologies, Inc., Integral Development Corporation, Arcot Systems, Inc., and Determine Software, Inc. Approximately $2.0 million was invested in two follow-on investments in CBCA, Inc. The current Board of Directors was elected at the Annual Meeting of Stockholders held on February 28, 2003. All investments made during the year ended October 31, 2003 were made under the supervision of the Former Board. There have been no new investments (other than short-term investments) made under the supervision of the Current Board. The Fund also had one portfolio company exit event with proceeds totaling approximately $40,000 and a realized loss totaling approximately $178,000 from the final disbursement of assets from EXP Systems, Inc., had one gain of $25,000 representing proceeds received from MediaPrise, Inc. in excess of the Fund's complete write-off of the investment in MediaPrise, Inc. during the fiscal year ended October 31, 2002, and had two return of capital disbursements from BS Management totaling approximately $2.7 million and a realized loss of approximately $322,000 and had a complete write-off of Cidera, Inc. of $3.75 million. The Fund also received early repayment of the infoUSA, Inc. promissory note with proceeds of $1,845,445, representing full repayment of the note and outstanding accrued interest.

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

     As a result of the change in the composition of the Board of Directors, the Valuation Committee existing at the time of the change (the "Former Valuation Committee") was replaced, with the current Board electing new members to serve on this committee (the "Current Valuation Committee"). For the year ended October 31, 2003, the Former Valuation Committee and/or the Current Valuation Committee of the Board of Directors marked down the value of the Fund's investments in Actelis Networks, Inc. by $1.5 million, Arcot Systems, Inc. by $3.0 million, BlueStar Solutions, Inc. by $3.0 million, BS Management by $1.5 million, CBCA, Inc. by $11.5 million, Endymion Systems, Inc. by $2.0 million, Foliofn, Inc. by $3.0 million, Integral Development Corporation by $1.0 million, Ishoni Networks, Inc. by $2.5 million, Lumeta Corporation by approximately $237,000, Mainstream Data, Inc. by approximately $500,000, Phosistor Technologies, Inc. by $1.0 million, ProcessClaims, Inc. by approximately $940,000, PTS Messaging, Inc. (formerly Pagoo, Inc.) by approximately $170,000,

SafeStone Technologies PLC by $1.5 million, Sonexis, Inc. by $6.5 million, Yaga, Inc. by $1.3 million, Vendio Services, Inc. (formerly AuctionWatch.com, Inc.) by approximately $600,000, 0-In Design Automation, Inc. by $3.0 million, and DataPlay Inc. by $2.25 million, and wrote-off all of the accrued interest from the DataPlay, Inc. Promissory Notes. At October 31, 2003, the fair value of all portfolio investments, exclusive of short-term securities, was $24.1 million with a cost of $146.5 million and at October 31, 2002 the fair value of all portfolio investments, exclusive of short-term securities, was $54.2 million with a cost of $133.9 million.

     At October 31, 2003, all of the Fund's investments in preferred stocks totaling $11.6 million (8.47% of net assets), investments in debt instruments totaling $12.5 million (9.10% of net assets), and investments in subordinated notes totaling $0, had been valued by the Valuation Committee of the Board of Directors, in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, these values may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

     FOR THE YEAR ENDED OCTOBER 31, 2002. During the year ended October 31, 2002, the Fund invested approximately $19,000,000 in four new companies, CBCA, Inc., Phosistor Technologies, Inc., Sygate, Inc. and 0-In Design Automation, Inc., made fourteen follow-on investments in AuctionWatch.com, Inc. (now Vendio Services, Inc.), BlueStar Solutions, Inc., DataPlay, Inc., IQdestination, Inc., Lumeta Corporation, ProcessClaims, Inc., and SafeStone PLC of approximately $10,006,000, had three portfolio company exit events with proceeds totaling approximately $9,955,000 and realized losses totaling approximately $14,834,000 in the sale of infoUSA.com to its parent entity, the disbursement of assets from EXP Systems, Inc., and the sale of Annuncio Software, Inc. to PeopleSoft, had one return of capital of approximately $2,430,000 from Pagoo, Inc. (now PTS Messaging, Inc.), and had four portfolio company write-offs with realized losses totaling approximately $18,637,000 in the irreversible dilution of equity in Personic Software, Inc., the filing of Chapter 7 of the US Code by InfoImage, Inc., the cessation of operations by IQdestination, Inc., and the cessation of operations by MediaPrise, Inc.

     At October 31 of 2002, all of the Fund's investments in preferred stocks totaling $50.1 million (25.6% of net assets) and investments in subordinated notes totaling $4.1 million (2.09% of net assets), had been valued by the Former Valuation Committee of the Board of Directors, in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, these values may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

     FOR THE YEAR ENDED OCTOBER 31, 2001. During the year ended October 31, 2001, the Fund invested approximately $28,200,000 in six new companies and made five follow-on investments in InfoImage, Inc., IQdestination, Inc., Pagoo.com, Inc. (now PTS Messaging, Inc.), Personic Software, Inc., and Yaga, Inc. of approximately $8,132,000. During the year ended October 31, 2001, there were no changes made or additions to the initial investments in Lumeta Corporation and MediaPrise, Inc.

     At October 31 of 2001, all of the Fund's investments in preferred stocks totaling $90.9 million (35.7% of net assets) had been valued by the Former Valuation Committee of the Board of Directors, in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, these values may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

8. COMMITMENTS AND CONTINGENCIES

     The Fund rents office space at 3000 Sand Hill Road, Menlo Park, CA 94025, under a lease which is scheduled to expire on October 31, 2005. Future payments under this lease, as of October 31, 2003, totaled $597,000, with annual minimum payments of $298,500. In January 2004, the Fund agreed to a buy-out of this lease for $232,835 effective January 31, 2004.

     On February 13, 2003, the Fund entered into a Directors & Officers/Professional Liability Insurance policy with a cost of approximately
$1.4 million. The cost will be amortized over the life of the policy ending February 2004. At October 31, 2003, the balance of the cost as yet to be amortized was $424,735.

9. CERTAIN REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

     During the year ended October 31, 2003, the Fund repurchased 347,400 of its shares at an average price of approximately $8.28, excluding brokerage fees for the transactions executed on the open market of the NYSE. The Fund ceased repurchasing shares after the Current Board was elected on February 28, 2003. The Fund's repurchase of shares was conducted according to a written plan for the purpose of satisfying the provisions set forth in Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

10. LEGAL PROCEEDINGS

     On February 20, 2002, Millenco LP ("Millenco"), a stockholder, filed a complaint in the United States District Court for the District of Delaware on behalf of the Fund against the Former Advisor. The complaint alleges that the fees received by the Former Advisor for the year prior to the filing of the complaint were excessive, in violation of Section 36(b) of the Investment Company Act. The Former Advisor's motions to dismiss the action or transfer it to California were both denied. The case is in discovery, which has been stayed temporarily for the purpose of settlement negotiations and mediation is scheduled to begin in April 2004. The Fund is monitoring this litigation inasmuch as any net recovery would accrue to the Fund.

     On April 3, 2002, Millenco filed a complaint against the Fund in the Court of Chancery, New Castle County, Delaware, seeking a judicial confirmation of the stockholder vote of March 27, 2002, rejecting new investment advisory agreements between the Fund and the Former Advisor and between the Fund and the Former Sub-Advisor. On April 5, 2002, Millenco moved to accelerate the trial of the case and later that day the Fund's Board of Directors acknowledged that the proposals for shareholder approval of the advisory and sub-advisory agreements had failed and that a stockholder's meeting would not be reconvened on this matter. On July 30, 2002, Millenco filed an amended complaint against the Fund and the Fund's Former Board in the Court of Chancery, New Castle County, Delaware, seeking to (i) invalidate the election of two of the Fund's former directors, John M. Grillos and Larry Gerhard, at the 2001 and 2002 Annual Meetings of Stockholders, to three-year terms expiring 2004 and 2005, respectively; and invalidate the election of former director Peter Freudenthal, at the 2001 Annual Meeting, to a three-year term expiring 2004; and (ii) require the Fund to hold a special Meeting of Stockholders, for the purpose of holding new elections to fill the board seats currently held by Mr. Grillos and Mr. Gerhard and the board seat vacated by Peter Freudenthal due to his resignation in June 2002.

     On December 19, 2002, the Court granted judgment for Millenco holding that the Former Board had breached its fiduciary duty of disclosure under Delaware law in connection with the 2001 and 2002 elections of directors and ordered the Fund to hold new elections for the seats held by directors Grillos and Gerhard and former director Freudenthal. The election was held on February 28, 2003, at which six members of the Fund's Current Board were elected.

     On February 6, 2003, the Fund filed a complaint against Millennium Partners, L.P., Millenco, L.P. and Karpus Management, Inc. (collectively "the stockholders") in the United States District Court for the Southern District of New York, alleging various violations of federal securities law primarily in connection with the ongoing proxy contest between Millenco and the Fund's Former Board. The complaint asked the Court for injunctive relief aimed at limiting the stockholders' voting rights at the February 28, 2003 annual meeting of stockholders.

     On February 24, 2003, after expedited discovery and an evidentiary hearing, the United States District Court for the Southern District of New York denied the Fund's motion for a preliminary injunction against the defendants, finding there was insubstantial likelihood of the Fund succeeding on any of the claims asserted. On March 27, 2003, the Fund voluntarily dismissed the lawsuit.

     On March 3, 2003, after the Annual Meeting, but prior to the transfer of control by the Former Board to the Current Board, John Grillos signed a document which purported to extend the maturity date of the Fund's $3 million loan to BS Management from March 2003 to September 2003 and to modify other terms of the loan which could result in the impairment of the Fund's rights as a lender and the collectability of the loan. The original March 2003 maturity date passed without payment to the Fund of any principal or interest on the loan. The Fund's Current Board believed that BS Management was a shell corporation without material assets apart from its interest in the loan and its proceeds. In May 2003, the Fund recovered approximately $70,000 of the original loan from an Irish stockbroker to which such money had been transferred by BS Management.

     In June 2003, the Fund sued BS Management and Oyster Technologies Investments Ltd., an Isle of Man company (which was a party to the March 3, 2003 amendment) in the United States District Court for the Northern District of California, asserting that the December 2002 loan agreement was breached and/or that the March 3, 2003 amendment was void and/or breached. In August 2003, the parties settled the litigation, and the Fund received $2,580,000, plus rights to the proceeds of sale of approximately 1,000,000 shares of Transware PLC, an

Irish  public  company,  which BS  Management  had  purchased  with  some of the proceeds of the original loan. As of the date of the settlement, 453,000 Transware shares had been sold in open market transactions, resulting in proceeds to the Fund of approximately $29,000. Accordingly and after deducting approximately $55,000 in legal expenses, the Fund recovered a total of approximately $2,624,000 of the original $3,000,000 loan. Potential Fund proceeds from the remaining 550,000 shares of Transware stock are believed to have nominal value at best. On August 26, 2003, the Fund's lawsuit against BS Management and Oyster Technologies was dismissed with prejudice and the parties were all released from any obligations under the December 2002 agreement and March 2003 amendment.

     In 2003, a former officer and director who had been hired by the Former Board demanded severance pay of approximately $255,000, and threatened to sue the Fund for such severance, plus 10% interest and attorney's fees. The Fund rejected the demand and, in 2004, informed the former officer that if he sued, the Fund would oppose such lawsuit and take such affirmative legal action as may be appropriate to recover damages to the Fund caused by certain conduct of the former officer. No assurance can be given as to whether the former officer will sue the Fund or the outcome of such litigation.

11. TAX MATTERS

     ROCSOP ADJUSTMENT: During the year ended October 31, 2003, permanent differences, primarily due to net operating losses, resulted in a net decrease in accumulated net investment loss, a net increase in accumulated net realized loss on investment transactions and a corresponding decrease in additional paid-in capital. This reclassification had no effect on net assets.

DISTRIBUTIONS TO SHAREHOLDERS: As of October 31, 2003, the components of accumulated earnings/(deficit) on a tax basis were as follows:


TAX BASIS ACCUMULATED EARNINGS (DEFICIT)
Accumulated capital and other losses                                (37,689,502)
Unrealized appreciation/depreciation                               (122,443,907)
Total tax basis accumulated deficit                                (160,133,409)
Add: Paid in capital                                                 297,141,571
Other temporary differences                                                    -
Tax basis net assets                                                 137,008,162


     On October 31, 2003, the Fund had a net capital loss carryforward of $37,689,502 of which $33,469,122 will expire in the year 2010 and $4,220,380 will expire in the year 2011. To the extent future capital gains are offset by capital loss carryforwards, such gains will not be distributed.

12. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (UNAUDITED)

     The Fund held a Special Meeting of Stockholders on September 16, 2003 for the following purpose:

          To approve the proposed management plan of the Board of Directors (the "Proposed Plan") under which: (i) Michael Tokarz would be appointed Chairman of the Board of Directors and Portfolio Manager of the Fund;
          (ii) the Fund would adopt an amended investment objective whereby the Fund would seek to maximize total return from capital appreciation and/or income; (iii) the Fund would seek to achieve its investment objective primarily through senior and subordinated loans, venture capital, mezzanine and preferred instruments and private equity investments; and (iv) the Fund would conduct a tender offer of up to 25% of the Fund's outstanding shares at a price of 95% of the net asset value of such shares.

     Of the 16,152,600 shares outstanding and entitled to vote, 8,216,271 shares were represented at the meeting by proxy or in person. The number of votes cast for the proposed plan were 7,513,748, against the proposed plan were 658,236, and withheld were 44,287. There were no broker non-votes.

13. SUBSEQUENT EVENTS

     On November 6, 2003, Michael Tokarz assumed his new position as Chairman, Portfolio Manager and director of the Fund. As Portfolio Manager, Mr. Tokarz will be compensated by the Fund based upon his positive performance as the Portfolio Manager. Under the terms of his agreement with the Fund, the Fund will pay Mr. Tokarz an amount equal to the lesser of (a) 20% of the net income of the Fund for the fiscal year; and (b) the sum of (i) 20% of the net capital gains realized by the Fund in respect of the investments made during his tenure as Portfolio Manager; and (ii) the amount, if any, by which the Fund's total expenses for a fiscal year were less than two percent of the Fund's net assets (determined as of the last day of the period). Any payments to be made shall be calculated based upon the audited financial statements of the Fund for the applicable fiscal year and shall be paid as soon as practicable following the completion of such audit.

     On November 26, 2003, the Fund commenced a tender offer to acquire up to twenty-five percent (25%) of its outstanding shares of common stock at a per share cash purchase price equal to ninety-five percent (95%) of net asset value per share as of December 31, 2003, the day the offer expired. Based on a final count by the depositary for the tender offer, 3,859,558 shares, or 23.9% of the Fund's outstanding common stock, were tendered. Because less than 25% of the Fund's shares were tendered, the Fund purchased all shares tendered. Each share accepted for purchase was purchased at a price of $8.18 resulting in a total disbursement from the Fund of $31,571,184. Since completion of the tender offer, MVC has 12,293,042 shares of common stock outstanding. The anti-dilutive effect of the tender offer totaled $1,650,697 or approximately $0.134 per share for all remaining shares after the tender offer.

     Effective December 8, 2003, the Fund agreed to a lease for new office space in Purchase, New York, which is scheduled to expire on November 30, 2005. Future payments under this lease total $110,933, with annual minimum payments of

$49,517 from December 8, 2003 through October 31, 2004, $56,682 from November 1, 2004 through October 31, 2005, and $4,734 from November 1, 2005 through November 30, 2005. The building at 287 Bowman Avenue, Purchase, New York is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz.

     On December 29, 2003, the Current Valuation Committee marked up the Fund's investment in 0-In Design Automation, Inc. by $1.0 million to $2.0 million and marked up the Fund's investment in Sygate Technologies, Inc. by $1.5 million to $5.5 million.

     On December 30, 2003, Ishoni Networks, Inc. filed for bankruptcy in United States Bankruptcy Court, Northern District of California, San Jose Division.

     On January 21, 2004, the Fund reached an agreement with the property manager at 3000 Sand Hill Road, Menlo Park, California to terminate its lease at such location as a result of the property manager's ability to reach an agreement with a new tenant for the space. Under the terms of the agreement, the Fund will buy-out its lease directly from the property manager, for an amount equal to $232,835. As a result, the Fund expects to be able to recover approximately $250,000 of the remaining reserve established at October 31, 2003.

     On January 23, 2004, Synhrgy HR Technologies, Inc. repaid the balance of its original $5.0 million credit facility to the Fund. In conjunction with the repayment of the credit facility, the Fund also exercised its 43,750 warrants in a cashless transaction for a gain of approximately $40,000.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of MVC Capital

We have audited the accompanying balance sheet, including the schedule of investments, of MVC Capital (the "Fund") as of October 31, 2003, and the related statements of operations, shareholders' equity and cash flows, and the selected per share data and ratios for the year then ended. These financial statements and selected per share data and ratios are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audit. The financial statements of the Fund for the period ended October 31, 2002 and all other prior periods were audited by other auditors whose report expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and selected per share data and ratios. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of the MVC Capital at October 31, 2003, and the results of its operations, the shareholders' equity and cash flows and the selected per share data and ratios for the year then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP

New York, New York
January 9, 2004, except for Note 13 which date is January 23, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On April 23, 2003, the Fund filed a report on Form 8-K advising that, on April 16, 2003, PricewaterhouseCoopers LLP ("PwC"), the Fund's independent accountants, had resigned. The reports of PwC on the financial statements of the Fund for the fiscal years ended October 31, 2001 and October 31, 2002 contain no adverse opinion or disclaimer and were not qualified or modified as to uncertainty, audit scope, or accounting principle. Further, during the past two fiscal years of the Fund and the subsequent interim period through April 16, 2003, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements. Exhibit 16 to this Form 10-K is a letter from PwC stating that it agrees with the above statements.

     On October 27, 2003, Ernst & Young, LLP ("Ernst & Young") was engaged by the Audit Committee of the Board of Directors as the Fund's new principal accountant. During the Fund's two most recent fiscal years, and any subsequent interim period prior to engaging Ernst & Young, the Fund (or anyone on its behalf) did not consult the newly engaged accountant regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Fund's financial statements, (iii) either a written report was provided to the Fund or oral advice was provided that the new accountant concluded was an important factor considered by the Fund in reaching a decision as to the accounting, auditing or financial reporting issue, or (iv) any matter that was either the subject of a disagreement or a reportable event.

ITEM 9A. CONTROLS AND PROCEDURES

     The Fund recognizes management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Fund. Within the 90 days prior to the filing date of this annual report on Form 10-K, the Fund carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the individual who performs the functions of a Principal Executive Officer (the "CEO") and the individual who performs the functions of a Principal Financial Officer (the "CFO"). Based upon that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are adequate and effective.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation discussed above.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information with respect to "directors and executive officers of the Registrant" to be contained in the Fund's proxy statement to be filed with the SEC, in connection with the Fund's annual meeting of shareholders to be held in 2004 (the "2004 Proxy Statement"), which information is incorporated herein by reference.

     The Fund has adopted a code of ethics that applies to the Fund's chief executive officer and chief financial officer/chief accounting officer, a copy of which can be obtained from the Fund's website (WWW.MVCCAPITAL.COM), free of charge.

ITEM 11. EXECUTIVE COMPENSATION

     Reference  is  made  to  the   information   with  respect  to   "executive
compensation" to be contained in the Fund's 2004 Proxy Statement, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information with respect to "security ownership of certain beneficial owners and management" to be contained in the Fund's 2004 Proxy Statement, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As  stated  above  in  Item  1  (Business---Co-Investments   and  Follow-On
Investments) and in Item 8 (Note 5 of the notes accompanying the financial statements in "Transactions with Other Parties"), the Fund co-invested in Portfolio Companies from time to time with affiliates of the Fund and the Former Sub-Advisor, including certain venture capital investment partnerships. The

Fund's co-investments with such affiliates are subject to the terms and conditions of the exemptive order granted by the SEC, which relieves the Fund from certain provisions of the Investment Company Act and permits certain joint transactions with the investment partnerships.

     In accordance with the conditions of the order, the Fund has co-invested with certain affiliates of Draper Fisher Jurvetson in the following current Portfolio Companies of the Fund: Lumeta Corporation and Phosistor Technologies, Inc.

     As stated above in Item 2, "Properties", the Fund has leased property at 287 Bowman Avenue, Purchase, NY 10577 from Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Reference is made to the information with respect to "principal accounting fees and services" to be contained in the Fund's 2004 Proxy Statement, which information is incorporated herein by reference.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K



     (a)(1) Financial Statements                                                                    Page(s)
            --------------------                                                                    ------
              Balance Sheets
                         October 31, 2003 and October 31, 2002                                          33

              Statement of Operations
                         For the Year Ended October 31, 2003,
                         the Year Ended October 31, 2002, and
                         the Year Ended October 31, 2001                                                34

              Statement of Cash Flows
                         For the Year Ended October 31, 2003,
                         the Year Ended October 31, 2002, and
                         the Year Ended October 31, 2001                                                35

              Statement of Shareholders' Equity
                         For the Year Ended October 31, 2003,
                         the Year Ended October 31, 2002, and
                         the Year Ended October 31, 2001                                                36

              Selected Per Share Data and Ratios
                         For the Year Ended October 31, 2003,
                         the Year Ended October 31, 2002, and
                         the Year Ended October 31, 2001                                                37

              Schedule of Investments
                         October 31, 2003                                                            38-41

              Notes to Financial Statements                                                          42-51
              Report of Independent Public Accountants                                                  52



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

               On March 11, 2003, the Fund filed a report on Form 8-K confirming the election results following the Annual Meeting of Shareholders, advising that John Grillos had been terminated as Chief Executive Officer of the Fund and that Robert S. Everett had been appointed as acting Chief Executive Officer.

               On March 17, 2003, the Fund filed a report on Form 8-K advising that Michael Stewart had resigned as acting Chief Financial Officer of the Fund, and that the filing of the Form 10-Q quarterly report for the period ended January 31, 2003 would be delayed, pending a full review of the portfolio valuation by the Current Valuation Committee appointed by the Board of Directors.

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

               On September 19, 2003, the Fund filed a report on Form 8-K advising that the Fund's stockholders voted to implement the Board of Director's Proposed Plan concerning the amendment of the Fund's investment strategy, the approval of Michael Tokarz as the Chairman of the Board of Directors and Portfolio Manager of the Fund and the approval of a tender offer for up to 25% of the Fund's outstanding shares at a price of 95% of the Fund's net asset value. In addition, the report, as filed on Form 8-K, advised that Ernst & Young had been engaged as the Fund's new independent accountants.

               On October 7, 2003, the Fund filed a report on Form 8-K advising that the Fund had changed its office and principal place of business to 10 Rockefeller Plaza, Suite 815, New York, New York.

               On November 6, 2003, the Fund filed a report on Form 8-K advising that Michael Tokarz had assumed his new position as Chairman, Portfolio Manager and director of the Fund. In addition, the report, as filed on Form 8-K, advised that a review of the Fund's portfolio valuation had been conducted and as a result of this review, the fair value of certain of the Fund's holdings had been written down.

   (c)    Exhibits

             Exhibit No.    Exhibit
             -------------  ---------

             3.2            Amended and Restated By-Laws.

             10.1           Lease for 287 Bowman Avenue, Purchase, NY 10577.

             10.2           Agreement between the Fund and Michael Tokarz.

             16             Letter regarding change in certifying accountant.

             23.1           Consent from PricewaterhouseCoopers LLP.

             23.2           Consent from Ernst & Young LLP.

             31             Rule 13a-14(a) Certifications.

             32             Section 1350 Certification.

   (d)    Financial Statement Schedules

          None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date                               Signature                     Title
-------                            -------------                 ------

Date: January 29, 2004             /s/ Michael Tokarz            Chairman and Director
----------------------------       -------------------------
                                   (Michael Tokarz)


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date                               Signature                     Title
-------                            -------------                 ------

Date: January 29, 2004             /s/ Michael Tokarz            Chairman and Director
----------------------------       -------------------------
                                   (Michael Tokarz)


Date: January 29, 2004             /s/ Frances Spark             Chief Financial Officer
----------------------------       -------------------------
                                   (Frances Spark)


Date: January 29, 2004             /s/ Gerald Hellerman          Director
----------------------------       -------------------------
                                   (Gerald Hellerman)


Date: January 29, 2004             /s/ Robert C. Knapp           Director
----------------------------       -------------------------
                                   (Robert C. Knapp)


Date: January 29, 2004             /s/ Bruce W. Shewmaker        Director
----------------------------       -------------------------
                                   (Bruce W. Shewmaker)


Date: January 29, 2004             /s/ George Karpus             Director
----------------------------       -------------------------
                                   (George Karpus)


Date: January 29, 2004             /s/ Emilio Dominianni         Director
----------------------------       -------------------------
                                   (Emilio Dominianni)


Date: January 29, 2004             /s/ Terry Feeney              Director
----------------------------       -------------------------
                                   (Terry Feeney)

