Form 10-Q
period 2004-01-31
MEVC DRAPER FISHER JURVETSON FUND I INC
filed 2004-03-15
CIK 1099941

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended January 31, 2004

                                       or

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

         287 Bowman Avenue
             3rd Floor
         Purchase, New York
  (Address of principal executive                   10577
              offices)                            (Zip Code)

Registrant's telephone number, including area code:  (914) 701-0310

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 15, 2004, there were 12,293,042 shares of Registrant's common stock, $.01 par value (the "Shares"), outstanding.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            (A Delaware Corporation)
                                      Index

Part I. Financial Information                                              Page

  Item 1.  Financial Statements
           Balance Sheets
           - January 31, 2004 and October 31, 2003.........................   1
           Statement of Operations
           - For Period November 1, 2003 to January 31, 2004 and
             the Period November 1, 2002 to January 31, 2003...............   2
           Statement of Cash Flows
           - For the Period November 1, 2003 to January 31, 2004 and
             the Period November 1, 2002 to January 31, 2003...............   3
           Statement of Shareholders' Equity
           - For the Period November 1, 2003 to January 31, 2004 and
             the Period November 1, 2002 to January 31, 2003...............   4
           Selected Per Share Data and Ratios
           - For the Period November 1, 2003 to January 31, 2004 and
             the Year ended October 31, 2003...............................   5
           Schedule of Investments
           - January 31, 2004..............................................   6
           Notes to Financial Statements...................................   10

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  12

  Item 3.  Quantitative and Qualitative Disclosure about Market Risk.......  20

  Item 4.  Controls and Procedures.........................................  22

Part II.   Other Information

  Item 1. Legal Proceedings...............................................   23

  Item 2. Changes in Securities and Use of Proceeds.......................   23

  Item 6. Exhibits and Reports on Form 8-K................................   24

SIGNATURE.................................................................   24

Exhibits..................................................................   25

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                FINAL STATEMENTS
                                  MVC Capital
                                 Balance Sheet



                                                                              JANUARY 31,           OCTOBER 31,
                                                                                2004                  2003
                                                                             (UNAUDITED)

ASSETS
ASSETS
Cash and cash equivalents                                                  $    5,117,990        $      6,850
   (cost $5,117,990 and $6,850, respectively)
Investments in short term securities, at market value
   (cost $80,880,710 and $113,237,521, respectively)                          80,880,710              113,237,521
Investments in subordinated notes, at fair value
   (cost $4,500,000 and $4,500,000, respectively) (Note 7)                              -                        -
Investments in debt instruments, at fair value                                  6,999,787               12,471,288
   (cost $10,873,140 and $16,439,343, respectively) (Note 7)
Investments in preferred/common stocks, at fair value                          14,100,000               11,600,000
   (cost $115,094,977 and $125,575,852, respectively) (Note 7)
Interest receivable                                                                96,503                  152,630
Prepaid expenses                                                                   82,759                  412,003
Receivable for investment deposit                                               1,000,000                        -
                                                                           --------------        -----------------
TOTAL ASSETS                                                               $  108,277,749          $   137,880,282
                                                                           ==============        =================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Administration                                                                     18,168                   19,771
Audit fees                                                                         32,500                   70,736
Legal fees                                                                        127,483                   43,046
Directors' fees                                                                    28,179                   27,511
Employee compensation & benefits                                                   71,633                  102,337
Other accrued expenses                                                            258,176                  608,729
                                                                           --------------        -----------------
TOTAL LIABILITIES                                                          $      536,139        $         872,130
                                                                           --------------        -----------------

SHAREHOLDER'S EQUITY
Common Stock, $0.01 par value; 150,000,000 shares
   authorized; 16,152,600 shares issued, respectively                             165,000                  165,000
Additional paid in capital                                                    299,871,488              311,485,000
Accumulated deficit                                                          (157,828,777)            (171,746,921)
Treasury Stock, at cost, 4,206,958 and 347,400 shares held, respectively      (34,466,101)              (2,894,917)
                                                                           --------------         ----------------
TOTAL SHAREHOLDERS' EQUITY                                                    107,741,610              137,008,162
                                                                           --------------         -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  108,277,749        $     137,880,292
                                                                           ==============        =================

NET ASSET VALUE PER SHARE                                                  $         8.76        $            8.48
                                                                           ==============        ==================



   The accompanying notes are an integral part of these financial statements.

                                   MVC CAPITAL
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                            FOR THE PERIOD               FOR THE PERIOD
                                                           NOVEMBER 1, 2003             NOVEMBER 1, 2002
                                                          TO JANUARY 31, 2004          TO JANUARY 31, 2003

INVESTMENT INCOME:
     Interest income                                     $            711,117         $            566,055
     Other income                                                       5,059                            -
                                                         --------------------         --------------------
TOTAL INVESTMENT INCOME                                               716,176                      566,055

OPERATING EXPENSES:
     Employee compensation & benefits                                 267,840                      835,334
     Legal fees                                                       230,933                    1,098,970
     Insurance                                                        368,638                       21,861
     Facilities                                                      (140,033)                     232,206
     Directors fees                                                    81,906                       86,369
     Audit fees                                                        36,764                       42,017
     Administration                                                    27,632                       37,562
     Consulting and public relations fees                              41,368                       90,410
     Printing and postage                                              41,768                      140,269
     Other expenses                                                   189,606                       35,972
                                                         --------------------         --------------------
TOTAL OPERATING EXPENSES                                            1,146,422                    2,620,970

NET INVESTMENT LOSS                                                  (430,246)                  (2,054,915)
                                                         --------------------         --------------------

NET REALIZED AND UNREALIZED GAIN (LOSS) ON
INVESTMENTS:

Net realized loss on
     investments                                                  (10,340,698)                    (152,845)

Net unrealized appreciation (depreciation) on
     investments                                                   13,075,576                  (27,584,209)
                                                         --------------------         --------------------

Net realized and unrealized gain (loss) on
investments                                                         2,734,878                  (27,737,054)
                                                         --------------------         --------------------


NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS                                          $          2,304,632         $        (29,791,969)
                                                         ====================         ====================

NET INCREASE (DECREASE) IN NET ASSETS PER SHARE
RESULTING FROM OPERATIONS                                $              0.14          $              (1.83)
                                                         ====================         ====================

DIVIDENDS DECLARED PER SHARE                             $                  -                            -
                                                         ====================         ====================

    The accompanying notes are an integral part of these financial statements.

                                   MVC CAPITAL
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                             FOR THE PERIOD             FOR THE PERIOD
                                                                            NOVEMBER 1, 2003           NOVEMBER 1, 2002 TO
                                                                           TO JANUARY 31, 2004        TO JANUARY 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net increase (decrease) in net assets resulting from operations      $     2,304,632         $     (29,791,969)
     Adjustments to reconcile to net cash provided by
     operating activities:
       Realized loss                                                           10,340,698                   152,845
       Net unrealized (gain) loss                                             (13,075,576)               27,584,209
       Changes in assets and liabilities:
         Prepaid expenses                                                         329,244                  (295,868)
         Interest receivable                                                       56,127                    83,327
         Receivable for investment deposit                                     (1,000,000)                        -
         Liabilities                                                             (335,991)                  691,732
       Purchases of preferred/common stocks                                             -                (1,999,997)
       Purchases of debt instruments                                                    -               (17,950,000)
       Purchases of short-term investments                                    (80,807,409)              (44,145,816)
       Purchases of cash equivalents                                          (46,907,725)             (349,721,438)
       Proceeds from preferred stocks                                             136,272                    57,365
       Proceeds from debt instruments                                           5,617,223                         -
       Sales/maturities of short-term investments                             113,389,123                60,000,000
       Sales/maturities of cash equivalents                                    46,635,706               376,726,918
                                                                          ---------------         -----------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                               36,682,324                21,391,308
                                                                          ---------------         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of capital stock                                                (31,571,184)               (1,660,464)
                                                                          ---------------         -----------------

  NET CASH USED FOR FINANCING ACTIVITIES                                      (31,571,184)               (1,660,464)
                                                                          ---------------         -----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                          5,111,140                19,730,844

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      6,850                78,873,485
                                                                          ---------------         -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     5,117,990         $      98,604,329
                                                                          ===============         =================


    The accompanying notes are an integral part of these financial statements.

                                   MVC CAPITAL
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                    FUND                   ADDITIONAL                                     TOTAL
                                                   SHARES      COMMON        PAID IN       TREASURY     ACCUMULATED   SHAREHOLDERS'
                                                 OUTSTANDING   STOCK        CAPITAL        STOCK         DEFICIT         EQUITY

BALANCE AT NOVEMBER 1, 2002                      16,500,000   $165,000   $311,485,000   $          -  $(116,263,523)  $195,386,477
Treasury Shares repurchased                        (203,200)         -              -     (1,660,464)             -     (1,660,464)
Net decrease in net assets from operations                -          -              -              -    (29,791,969)   (29,791,969)
                                                 ----------   --------   ------------   ------------  -------------   ------------
BALANCE AT JANUARY 31, 2003                      16,296,800   $165,000   $311,485,000   $ (1,660,464) $(146,055,492)  $163,934,044
                                                 ----------   --------   ------------   ------------  -------------   ------------

BALANCE AT NOVEMBER 1, 2003                      16,152,600   $165,000   $311,485,000   $ (2,894,917) $(171,746,921)   137,008,162
Return of Capital Statement of Position reclass           -          -    (11,613,512)             -     11,613,512              -
Treasury Shares repurchased                      (3,859,558)         -              -   $(31,571,184)             -    (31,571,184)
Net increase in net assets from operations                -          -              -              -      2,304,632      2,304,632
                                                 ----------   --------   ------------   ------------  -------------   ------------
BALANCE AT JANUARY 31, 2004                      12,293,042   $165,000   $299,871,488   $(34,466,101) $(157,828,777)  $107,741,610
                                                 ==========   ========   ============   ============  =============   ============


    The accompanying notes are an integral part of these financial statements.

                                   MVC CAPITAL
                       SELECTED PER SHARE DATA AND RATIOS




                                                       FOR THE PERIOD             FOR THE
                                                      NOVEMBER 1, 2003          YEAR ENDED
                                                     TO JANUARY 31, 2004     OCTOBER 31, 2003
                                                         (UNAUDITED)

Net asset value, beginning of period                 $              8.48     $          11.84

Gain (Loss) from investment operations:

     Net investment loss                                           (0.03)               (0.53)

     Net realized and unrealized gain (loss) on                     0.17                (2.89)
investments

     Total gain (loss) from investment operations                   0.14                (3.42)

Less distributions from:

     Net investment income                                             -                     -

     Total distributions                                               -                     -

Capital share transactions
     Anti-dilutive effect of Share Repurchase Program               0.14                  0.06

Net asset value, end of period                       $              8.76     $            8.48

Market value, end of period                          $              8.21     $            8.10

Market discount                                                    -6.28%                -4.48%

TOTAL RETURN - AT NAV (a)                                         -12.92%               -28.38%

TOTAL RETURN - AT MARKET (a)                                       -3.41%                 2.53%


RATIOS AND SUPPLEMENTAL DATA:

Net assets, end of period (in thousands)             $           107,742     $          137,008

Ratios to average net assets:

     Expenses                                                       3.56% (b)              7.01% (c)

     Net investment income                                         -1.34% (b)             -5.22% (c)



(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b) Annualized.

(c) The expense ratio for the year ended October 31, 2003 includes approximately $4.0 million of proxy/litigation fees and expenses. When these fees and expenses are excluded, the Fund's expense ratio is 4.52% and the net investment loss is -2.74%.

                 The accompanying notes are an integral part of
                          these financial statements.

                                   MVC Capital
                             Schedule of Investments
                                January 31, 2004
                                   (Unaudited)



                                                                             Date of
                                                                             Initial
     Description                                    Shares/Principal        Investment          Cost                 Fair Value
-----------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCKS-13.08% (a, b, d, g) (Note 6, 7, 8)

     TECHNOLOGY INVESTMENTS - 13.08%

       Actelis Networks, inc. Series C                     1,506,025        May 2001      $   5,000,003            $     1,000,000

     * Blue Star Solutions, Inc.:
         Common Stock                                         49,474        May 2000          3,999,999                          -
         Series C Preferred                                   74,211        May 2000          5,999,999                          -

     * BlueStar Solutions Inc., Series D                   4,545,455       Feb. 2002          3,000,000                  1,500,000

       CBCA, Inc., Series E                                5,729,562       Apr. 2002          11,999,99                    500,000

       DataPlay, Inc., Series D (e)                        2,500,000       June 2001          7,500,000                          -

     * Endymion Systems, Inc., Series A                    7,156,760       June 2000          7,000,000                          -

       FOLIOfn, Inc., Series C                             5,802,259       June 2000         15,000,000                          -

       Ishoni Networks, Inc., Series C                     2,003,607       Nov. 2000         10,000,003                          -

       Lumeta Corporation, Series A                          384,615        Oct.2000            250,000                     43,511

       Lumeta Corporation, Series B                          266,846       June 2002            156,489                    156,489

       MainStream Data, Series D                              85,719       Aug. 2002          3,750,000                          -

       Phosistor Technologies, Inc., Series B (f)          6,666,667       Jan. 2002          1,000,000                          -

     * ProcessClaims, Inc., Series C                       6,250,000       June 2001          2,000,000                  2,000,000

     * ProcessClaims, Inc., Series D                         849,257        May 2002            400,000                    400,000

     * ProcessClaims, Inc.
         Series E warrants, expire 12/31/05 (g)              873,362        May 2002                 20                          -

     * PTS Messaging, Inc., Series A-i (f)                   217,336       July 2000          1,089,065                          -

       SafeStone Technologies PLC
         Series A Ordinary Shares                          2,106,378       Dec. 2000          4,015,402                          -

       ShopEaze Systems, Inc., Series B (f)                2,097,902        May 2000          6,000,000                          -

       Sonexis, Inc., Series C                             2,590,674       June 2000         10,000,000                    500,000

     * Sygate Technologies, Inc., Series D                 9,756,098       Oct. 2002          4,000,000                  5,500,000


     * Vendio Services, Inc., Common Stock (c)                10,476       June 2000          5,500,000                          -

     * Vendio Services, Inc., Series A(c)                  6,443,188       Jan. 2002          1,134,001                    500,000


                 The accompanying notes are an integral part
                           of these financial statements.


                                   MVC Capital
                       Schedule of Investments (Continued)
                                January 31, 2004
                                   (Unaudited)



                                                                             Date of
                                                                             Initial
     Description                                    Shares/Principal        Investment          Cost                 Fair Value
-----------------------------------------------------------------------------------------------------------------------------------

     * Yaga, Inc., Series A                                  300,000        Nov. 2000     $     300,000            $             -

     * Yaga, Inc.:
         Series B                                          1,000,000        June 2001         2,000,000                          -
         Series B Warrants, expire 06/08/04 (g)              100,000        June 2001                 -                          -

     * 0-In Design Automation, Inc., Series E              2,239,291        Nov. 2001         4,000,001                  2,000,000
                                                                                          --------------            --------------


TOTAL PREFERRED STOCKS                                                                      115,094,977                 14,100,000
                                                                                          --------------            --------------
DEBT INSTRUMENTS-6.50% (a, b)

     TECHNOLOGY INVESTMENTS - 6.50%

     Arcot Systems, Inc. (h)
         10.0000%, 12/31/2005                               4,909,722        Dec. 2002        4,877,087                  2,000,000

     Determine Software, Inc.
         12.0000%, 01/31/2006                               1,968,889        Feb. 2003        1,955,039                  1,955,039

     Determine Software, Inc., Series C Warrants (g)        2,229,955        Feb. 2003                -                          -

     Integral Development Corporation (h)
         10.0000%, 12/31/2005                               4,068,054        Dec. 2002        4,041,014                  3,044,748
                                                                                          --------------            --------------
TOTAL DEBT INSTRUMENTS                                                                       10,873,140                  6,999,787
                                                                                          --------------            --------------

SUBORDINATED NOTES-0.00% (a, b, g)

     TECHNOLOGY INVESTMENTS - 0.00%

     DataPlay, Inc. (e)
         6.000%, 05/10/2005                                 2,000,000        May 2002          2,000,000                         -

     DataPlay, Inc. (e)
         6.000%, 06/17/2005                                   500,000        June 2002           500,000                         -

     DataPlay, Inc. (e)
         6.000%, 09/24/2005                                   200,000        Sept. 2002          200,000                         -

     DataPlay, Inc. (e)
         6.000%, 08/16/2005                                   200,000        Aug. 2002           200,000                         -

     DataPlay, Inc. (e)
         6.000%, 08/26/2005                                   400,000        Aug. 2002           400,000                         -

     DataPlay, Inc. (e)
         6.000%, 09/03/2005                                   200,000        Sept. 2002          200,000                         -

     DataPlay, Inc. (e)
         6.000%, 06/27/2005                                 1,000,000        June 2002         1,000,000                         -
                                                                                          --------------            --------------
TOTAL SUBORDINATED NOTES                                                                       4,500,000                         -
                                                                                          --------------            --------------

                 The accompanying notes are an integral part of
                           these financial statements.

                                   MVC CAPITAL
                       SCHEDULE OF INVESTMENTS (CONTINUED)
                                JANUARY 31, 2004
                                   (UNAUDITED)



                                                                                   Date of
                                                                                   Initial                            Fair Value/
     Description                                         Shares/Principal         Investment            Cost          Market Value
-----------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM SECURITIES-75.07% (b)
  U.S. GOVERNMENT & AGENCY SECURITIES-75.07% (b)
       U.S. Treasury Bill
         1.0300%, 02/05/2004                                    8,356,000          Nov. 2003        $   8,355,192     $   8,355,192

       U.S. Treasury Bill
         0.9700%, 02/12/2004                                    5,507,000          Nov. 2003            5,505,553         5,505,553

       U.S. Treasury Bill
         0.9250%, 02/19/2004                                    2,592,000          Nov. 2003            2,590,898         2,590,898

       U.S. Treasury Bill
         0.8000%, 03/25/2004                                    9,031,000          Dec. 2003            9,020,231         9,020,231

       U.S. Treasury Bill
         1.0200%, 04/01/2004                                   36,732,000          Jan. 2004           36,680,575        36,680,575

       U.S. Treasury Bill
         0.9800%, 04/08/2004                                   13,560,000          Jan. 2004           13,540,063        13,540,063

       U.S. Treasury Bill
         0.8700%, 04/29/2004                                    5,199,000          Jan. 2004            5,188,198         5,188,198
                                                                                                 ----------------   ---------------
     TOTAL U.S. GOVERNMENT & AGENCY SECURITIES                                                         80,880,710        80,880,710
                                                                                                 ----------------   ---------------
  TOTAL SHORT-TERM SECURITIES                                                                          80,880,710        80,880,710
                                                                                                 ----------------   ---------------

  CASH AND CASH EQUIVALENTS-4.75% (b)

     MONEY MARKET FUNDS-0.22% (b)

     First American Prime Obligations Fund - Class A             238,010              Jan. 2004           238,010           238,010

     U.S. GOVERNMENT & AGENCY SECURITIES-4.53% (b)

       U.S. Treasury Bill
         0.9500%, 04/22/2004                                   4,889,000              Jan. 2004         4,879,980         4,879,980
                                                                                                 ----------------   ---------------
TOTAL CASH AND CASH EQUIVALENTS                                                                        5,117,990         5,117,990
                                                                                                 ----------------   ---------------
TOTAL INVESTMENTS-99.40% (b)                                                                       $ 216,466,817     $ 107,098,487
                                                                                                 ================   ---------------
                 The accompanying notes are an integral part of
                          these financial statements.

                                   MVC CAPITAL
                       SCHEDULE OF INVESTMENTS (CONTINUED)
                                JANUARY 31, 2004
                                   (UNAUDITED)

(a) These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b) Percentages are based on net assets of $107,741,610.

(c) As defined in the Investment Company Act of 1940, at January 31, 2004, the Fund was considered to have a controlling interest in Vendio Services, Inc.

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

* Affiliated Issuers (Total Market Value of $11,900,000): companies in which the owns at least 5% of the voting securities.

                 The accompanying notes are an integral part of
                          these financial statements.

             meVC Draper Fisher Jurvetson Fund I, Inc. (the "Fund")
                          Notes to Financial Statements
                                January 31, 2004
                                   (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified to adjust to the current period's presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended October 31, 2003, as filed with the Securities and Exchange Commission (the "SEC") on January 29, 2004 (File No. 814-00201).

2. CONCENTRATION OF MARKET RISK

     Financial instruments that subjected the Fund to concentrations of market risk consisted principally of preferred stocks, subordinated notes, and debt instruments, which represent approximately 19.58% of the Fund's net assets. As discussed in Note 3, investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Fund's fair value policies and procedures. The Fund's investment strategy represents a high degree of business and financial risk due to the fact that the investments include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would be: (i) subject to restrictions on resale, because they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Fund's investments in short-term securities are in 90-day Treasury Bills, which are federally insured securities, except that the Fund's cash balances, if not large enough to be invested in 90-day Treasury Bills, are swept into a designated money market account.

3. PORTFOLIO INVESTMENTS

     During the three months ended January 31, 2004, the Fund made no investments in new or existing portfolio companies. The Fund had one return of capital from PTS Messaging, Inc. ("PTS Messaging") with proceeds totaling approximately $96,642 and a realized loss totaling approximately $10.4 million from the initial disbursement of assets. There was one gain of $39,630 representing proceeds received from the cashless exercise of the Fund's warrants of Synhrgy HR Technologies, Inc. ("Synhrgy") in conjunction with the early repayment by Synhrgy of the $4.9 million remaining balance of the Fund's credit facility. The Fund also began to receive the monthly principal repayments on the credit facilities of Integral Development Corporation ("Integral"), Arcot Systems, Inc. ("Arcot"), and Determine Software, Inc ("Determine"). Each made payments according to their respective credit facility agreements totaling the following amounts: Arcot $140,278, Determine, $56,111, and Integral $420,834.

     For the three months ended January 31, 2004, the Valuation Committee of the Board of Directors ("Valuation Committee") increased the fair value of the Fund's investments in 0-In Design Automation, Inc. ("0-In") by $1 million and Sygate Technologies, Inc. ("Sygate") by $1.5 million.

     At January 31, 2004, the fair value of all portfolio investments, exclusive of short-term securities, was $21.1 million with a cost of $130.5 million and at October 31, 2003, the fair value of all portfolio investments, exclusive of short-term securities, was $24.1 million with a cost of $146.5 million.

4. COMMITMENTS AND CONTINGENCIES

     The Fund rents office space at 287 Bowman Avenue, 3rd Floor, Purchase, New York 10577, under a lease which is scheduled to expire on November 30, 2005. Future payments under this lease total $102,872, with minimum payments of $41,456 from February 1, 2004 through October 31, 2004, $56,682 from November 1, 2004 through October 31, 2005, and $4,734 from November 1, 2005 through November 30, 2005. The building at 287 Bowman Avenue, Purchase, New York is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Michael Tokarz, the Fund's Chairman.

5. CERTAIN REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

     During the three months ended January 31, 2004, the Fund commenced a tender offer to acquire up to twenty-five percent (25%) of its outstanding shares of common stock at a per share cash purchase price equal to ninety-five percent (95%) of net asset value per share as of December 31, 2003, the day the offer expired. Based on a final count by the depositary for the tender offer, 3,859,558 shares, or 23.9% of the Fund's outstanding common stock, were tendered. Because less than 25% of the Fund's shares were tendered, the Fund purchased all shares tendered. Each share accepted for purchase was purchased at a price of $8.18 resulting in a total disbursement from the Fund of $31,571,184. Repurchased shares are included in treasury stock on the Balance Sheet. Since completion of the tender offer, MVC has 12,293,042 shares of common stock outstanding. The anti-dilutive effect of the tender offer totaled $1,650,697 or approximately $0.14 per share for all remaining shares after the tender offer.

6. MANAGEMENT

     On November 6, 2003, Michael Tokarz assumed his new position as Chairman, Portfolio Manager and director of the Fund. As Portfolio Manager, Mr. Tokarz will be compensated by the Fund based upon his positive performance as the Portfolio Manager. Under the terms of his agreement with the Fund, the Fund will pay Mr. Tokarz an amount equal to the lesser of (a) 20% of the net income of the Fund for the fiscal year; or (b) the sum of (i) 20% of the net capital gains realized by the Fund in respect of the investments made during his tenure as Portfolio Manager; and (ii) the amount, if any, by which the Fund's total expenses for a fiscal year were less than two percent of the Fund's net assets (determined as of the last day of the period). Any payments to be made shall be calculated based upon the audited financial statements of the Fund for the applicable fiscal year and shall be paid as soon as practicable following the completion of such audit.
     On January 12, 2004, Frances Spark was appointed Interim Chief Financial Officer and Jackie Shapiro was appointed Secretary to the Fund.

7. RECOVERY OF EXPENSE

     On January 21, 2004, the Fund reached an agreement with the property manager at 3000 Sand Hill Road, Menlo Park, California to terminate its lease at such location. Under the terms of the agreement, the Fund bought out its lease directly from the property manager, for an amount equal to $232,835. As a result, the Fund recovered approximately $250,000 of the remaining reserve established at October 31, 2003. Without the recovery of the reserve, the gross facilities expense for the three months ending January 31, 2004 would have been approximately $110,000.

8. TAX MATTERS

     RETURN OF CAPITAL STATEMENT OF POSITION (ROCSOP) ADJUSTMENT: The Fund booked a reclassification during the three months ended January 31, 2004 for permanent book to tax differences during the year ended October 31, 2003. The differences were primarily due to net operating losses, which for tax purposes cannot be used to offset future taxable income, under Subchapter M of the Internal Revenue Code. The net operating loss resulted in a net decrease in accumulated net investment loss, a net increase in accumulated net realized loss on investment transactions and a corresponding decrease in additional paid-in capital. This reclassification had no effect on net assets.

9. SUBSEQUENT EVENTS

     On February 26, 2004, the Fund filed a definitive proxy statement with the SEC asking the stockholders to approve (i) the election of Emilio Dominianni, Gerald Hellerman, Robert C. Knapp, Michael Tokarz, and Robert S. Everett to serve as members of the Board of Directors of the Fund and (ii) adopting an amendment to the Fund's Certificate of Incorporation changing the name of the Fund from "meVC Draper Fisher Jurvetson Fund

I, Inc." to "MVC Capital, Inc." The proxy statement and related materials were mailed on or about February 26, 2004.

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

SELECTED FINANCIAL DATA
     The following table sets forth, for the periods indicated, selected financial data:


---------------------------------------------------------------- -------------------------- -------------------------
Statement of Operations data:                                       THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                     JANUARY 31, 2004           JANUARY 31, 2003
---------------------------------------------------------------- -------------------------- -------------------------
---------------------------------------------------------------- -------------------------- -------------------------

---------------------------------------------------------------- -------------------------- -------------------------
---------------------------------------------------------------- -------------------------- -------------------------
Total investment income                                                           $716,176                  $566,055
---------------------------------------------------------------- -------------------------- -------------------------
---------------------------------------------------------------- -------------------------- -------------------------
Total operating expenses                                                        $1,146,422                $2,620,970
---------------------------------------------------------------- -------------------------- -------------------------
---------------------------------------------------------------- -------------------------- -------------------------
Net investment loss                                                             $(430,246)              $(2,054,915)
---------------------------------------------------------------- -------------------------- -------------------------
---------------------------------------------------------------- -------------------------- -------------------------
Net realized loss on investments                                             $(10,340,698)                $(152,845)
---------------------------------------------------------------- -------------------------- -------------------------
---------------------------------------------------------------- -------------------------- -------------------------
Net unrealized gain (loss) on investments                                      $2,734,878             $$(27,737,054)
---------------------------------------------------------------- -------------------------- -------------------------
---------------------------------------------------------------- -------------------------- -------------------------

---------------------------------------------------------------- -------------------------- -------------------------
---------------------------------------------------------------- -------------------------- -------------------------
BALANCE SHEET DATA:                                                  JANUARY 31, 2004           OCTOBER 31, 2003
---------------------------------------------------------------- -------------------------- -------------------------
---------------------------------------------------------------- -------------------------- -------------------------
Total assets                                                                  $108,277,749              $137,880,292
---------------------------------------------------------------- -------------------------- -------------------------
---------------------------------------------------------------- -------------------------- -------------------------
Total liabilities                                                                 $536,139                 $872,130
---------------------------------------------------------------- -------------------------- -------------------------
---------------------------------------------------------------- -------------------------- -------------------------
Total Shareholders Equity                                                     $107,741,610              $137,008,162
---------------------------------------------------------------- -------------------------- -------------------------
---------------------------------------------------------------- -------------------------- -------------------------
Net asset value per share                                                            $8.76                     $8.48
---------------------------------------------------------------- -------------------------- -------------------------


OVERVIEW
     The Fund is a non-diversified investment company that is regulated as a business development company under the Investment Company Act. The Fund's investment objective, as amended by shareholder vote on September 16, 2003, is to seek to maximize total return from capital appreciation and/or income. The Fund seeks to achieve its investment objective by providing equity and debt financing to Portfolio Companies.
     Historically, the Fund's investing activities have focused primarily on private equity securities. Generally, private equity investments are structured as convertible preferred stock which do not pay dividends. Consequently, current income has not been a significant part of the portfolio. Typically, a cash return on the investment is not received until a liquidity event, such as a public offering or merger, occurs.
     The Fund is concentrating its investment efforts on companies that, in Management's view, provide opportunities to maximize total return from capital appreciation and/or income. Under the Fund's flexible investment approach, the Fund has the authority to invest, without limit, in any one Portfolio Company, subject to any diversification limits that may be required in order for the Fund to continue to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.
     The Fund did not complete any investments as of the end of its most recently completed fiscal quarter. On November 6, 2003, Michael Tokarz assumed his new position as Portfolio Manager and is in the process of seeking to implement the new strategy of maximizing total return from capital appreciation and/or income through investments primarily in senior and subordinated loans, venture capital, mezzanine and preferred instruments or other private equity instruments.

INVESTMENT INCOME
     FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003. Interest and other income for the three months ended January 31, 2004 and 2003 was $716,176 and $566,055, respectively, an increase of approximately $150,000. The increase in interest and other income during the three months ended January 31, 2004 was primarily the result of the Fund's assets being invested in credit facilities of certain Portfolio Companies which earned a higher rate of interest than when the assets were previously invested in short term investments.

OPERATING EXPENSES
     FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003. Operating expenses for the three months ended January 31, 2004 and 2003 was $1.1 million and $2.6 million, respectively, a decrease of $1.5 million.
     Significant components of operating expenses for the three months ended January 31, 2004 include insurance premium expenses of $368,638, salaries and benefits of $267,840, legal fees of $230,933, and a facilities recovery of ($140,033).
     During the three months ended January 31, 2004, the Fund paid or accrued $368,638 in insurance premium expense. During the three months ended January 31, 2003, the Fund paid or accrued $21,861 in insurance premium expense. In February 2003, the former management of the Fund ("Former Management") entered into new Directors & Officers/Professional Liability Insurance policies with a premium of approximately $1.4 million. The cost is being amortized over the life of the policy, through February 2004.
     During the three months ended January 31, 2004, the Fund paid or accrued $267,840 in salaries and benefits. During the three months ended January 31, 2003, the Fund paid or accrued $835,334 in salaries and benefits. The reduced expense for the three months ended January 31, 2004 is reflective of the significant reduction in the number of Fund employees as compared to the previous period.
     During the three months ended January 31, 2004, the Fund paid or accrued $230,933 in legal fees. During the three months ended January 31, 2003, the Fund paid or accrued $1,098,970 in legal fees. The reduced expense for the three months ended January 31, 2004 is reflective of a decreased need for legal counsel due to the solidification of the Fund's intended direction by the current Management and that the Fund was not involved in litigation during the most recent quarter.
     During the three months ended January 31, 2004, the Fund recovered $140,033 in facilities expenses. During the three months ended January 31, 2003, the Fund paid or accrued $232,206 in facilities expenses. On January 21, 2004, the Fund reached an agreement with the property manager at 3000 Sand Hill Road, Menlo Park, California to terminate its lease at such location. Under the terms of the agreement, the Fund bought-out its lease directly from the property manager, for an amount equal to $232,835. As a result, the Fund recovered approximately $250,000 of the remaining reserve established at October 31, 2003. Without the recovery of the reserve, the gross facilities expense for the three months ending January 31, 2004 was approximately $110,000.

REALIZED GAIN AND LOSS ON PORTFOLIO SECURITIES
     FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003. Net realized losses for the three months ended January 31, 2004 and 2003 were $10.3 million and $152,845, respectively, an increase of $10.1 million.
     Realized losses for the three months ended January 31, 2004 resulted mainly from the return of capital by PTS Messaging to it preferred shareholders, resulting in a net loss of $10.4 million.
     Realized losses for the three months ended January 31, 2003 resulted mainly from the disbursement of assets from EXP Systems, Inc. to its preferred shareholders.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES
     FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003. Net decrease in unrealized depreciation for the three months ended January 31, 2004 was $13.1 million and net increase in unrealized depreciation for the three months ended January 31, 2003 was $27.6 million.
     Such net decrease in unrealized depreciation on investment transactions for the three months ended January 31, 2004 resulted mainly from the $10.4 million depreciation reclassification from unrealized to realized effected by the return of capital of PTS Messaging. Such net decrease also resulted from the determinations of the Valuation Committee to increase the fair value of the Fund's investments in Sygate and 0-In by $2.5 million. For a further discussion on the Portfolio Companies, please refer to "Portfolio Investments" below.
     Such net increase in unrealized depreciation on investment transactions for the three months ended January 31, 2003 resulted mainly from the Valuation Committee's decision to decrease the fair value of the Fund's investments in Actelis Networks, Inc., Arcot, BlueStar Solutions, Inc., CBCA, Inc., Endymion Systems, Inc., FOLIOFN, Inc., Ishoni Networks, Inc., Lumeta Corporation, Pagoo, Inc., Phosistor Technologies, Inc., ProcessClaims, Inc. DataPlay, Inc., SafeStone Technologies PLC, Sonexis, Inc. and Yaga, Inc.
     For the three months ended January 31, 2004, the accumulated deficit decreased $2.3 million and for the three months ended January 31, 2003, the accumulated deficit increased $29.8 million. The Fund's total accumulated deficit for the three months ended January 31, 2004 and 2003 was $157.8 million and $146.1 million, respectively. The decrease in accumulated deficit for the three months ended January 31, 2004 is due primarily to the Valuation Committee's increase of the fair valuations of certain Portfolio Company investments by $2.5 million offset by a net investment loss of $430,246. The decrease is also due to the reclassification of previously repurchased treasury shares.

PORTFOLIO INVESTMENTS
     FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003. The cost of equity investments held by the Fund for the three months ended January 31, 2004 and 2003 was $115.1 million and $129.3 million, respectively, a decrease of $14.2 million. The aggregate fair value of equity investments for the three months ended January 31, 2004 and 2003 was $14.1 million and $29.1 million, respectively, a decrease of $15 million. The decrease in the fair value of the equity investments held by the Fund resulted mainly from the Valuation Committee's decrease of the fair valuations of certain Portfolio Company equity investments. The cost of debt instruments held by the Fund for the three months ended January 31, 2004 and 2003 was $10.9 million and $18.0 million, respectively, a decrease of $7.1 million. The aggregate fair value of debt instruments for the three months ended January 31, 2004 and 2003 was $7.0 million and $15.6 million, respectively. The decrease in the cost and fair value of the debt investments resulted mainly from the early repayment of the Fund's credit facility in Synhrgy and the Valuation Committee's decrease of the fair valuations of certain other Portfolio Company debt investments. The cost of subordinated notes held by the Fund at January 31, 2004 and 2003 was $4.5 million and $4.5 million, respectively. The aggregate fair value of subordinated notes for the three months ended January 31, 2004 and 2003 was $0 and $0, respectively. The cost and aggregated fair value of short-term securities held by the Fund for the three months ended January 31, 2004 and 2003 was $80.9 million and $19.9 million, respectively, an increase of $61.0 million. The increase in short-term investments resulted mainly from the Fund's increased investments in short-term securities as opposed to investments in cash and cash equivalents. As a result, the cost and aggregate fair value of cash and cash equivalents held by the Fund for the three months ended January 31, 2004 and 2003 was $5.1 million and $98.4 million, respectively, a decrease of $93.3 million. This change in position was also impacted by the return of $31.6 million in cash to the shareholders in January 2004 resulting from the completion of the Fund's tender offer. Management continues to evaluate opportunities for its Portfolio Companies to realize value for the Fund and its stockholders.
     At January 31, 2004, the Fund had active investments in the following Portfolio Companies:


ACTELIS NETWORKS, INC.

     Actelis Networks, Inc. ("Actelis"), Fremont, California, provides authentication and access control solutions to secure the integrity of e-business in Internet-scale and wireless environments.
     At October 31, 2003 and January 31, 2004, the Fund's investment in Actelis consisted of 1,506,025 shares of Series C Preferred Stock at a cost of $5.0 million. The investment has been assigned a fair value of $1.0 million, or approximately $0.66 per share.

ARCOT SYSTEMS, INC.

     Arcot Systems, Inc. ("Arcot"), Santa Clara, California, develops solutions to address the challenges of securing e-business applications in Internet-scale and transactional environments.
     At October 31, 2003, the Fund's investment in Arcot consisted of an outstanding balance on the loan of $5.05 million with a cost of $5.0 million. The investment was assigned a fair value of $2.0 million and the warrants were assigned a fair valued of $0.0.
     During the three months ended January 31, 2004, Arcot made a scheduled principal repayment totaling $140,278.
     At January 31, 2004, the Fund's investment in Arcot consisted of an outstanding balance on the loan of $4.91 million with a cost of $4.88 million. The investment has been assigned a fair value of $2.0 million and the warrants have been assigned a fair value of $0.0.

BLUESTAR SOLUTIONS, INC.

     BlueStar Solutions, Inc. ("BlueStar"), Cupertino, California, is a provider of enterprise applications outsourcing services. BlueStar delivers complete end-to-end services for managing SAP applications.
     At October 31, 2003 and January 31, 2004, the Fund's investments in BlueStar consisted of 74,211 shares of Series C Preferred Stock, 4,545,455 shares of Series D Preferred Stock, and 49,474 shares of Common Stock with a combined cost of $13.0 million. The investments have been assigned a fair value of $1.5 million, or $0.00 per share of the Series C Preferred Stock, approximately $0.33 per share of the Series D Preferred Stock, and $0.00 per share of the Common Stock.

CBCA, INC.

     CBCA, Inc. ("CBCA"), Oakland, California, has developed an automated health benefit claims processing and payment system that includes full website functionality.
     At October 31, 2003 and January 31, 2004, the Fund's investment in CBCA consisted of 5,729,562 shares of Series E Preferred Stock with a cost of $12.0 million. The investment has been assigned a fair value of $500,000, at approximately $0.09 per share.

DATAPLAY, INC.

     DataPlay, Inc. ("DataPlay"), Boulder, Colorado, developed new ways of enabling consumers to record and play digital content.
     At October 31, 2003 and January 31, 2004, the Fund's total investment in DataPlay consisted of 2,500,000 shares of Series D Preferred Stock with a cost basis of $7.5 million and seven promissory notes a combined cost of $4.5 million. The investments have been assigned a fair of $0.0.


DETERMINE SOFTWARE, INC.

     Determine Software, Inc. ("Determine"), San Francisco, California, is a provider of web-based contract management software.
     At October 31, 2003, the Fund's investment in Determine consisted of an outstanding balance on the loan of $2.02 million with a cost of $2.0 million and 2,229,955 warrants to purchase a future round of convertible preferred stock at a price of $0.205 per share. The investment was assigned a fair value of $2.0 million and the warrants were assigned a fair value of $0.0.
     During the three months ended January 31, 2004, Determine made scheduled principal repayments totaling $56,111.
     At January 31, 2004, the Fund's in Determine consisted of an outstanding balance on the loan of $1.97 million with a cost of $1.96 million. The investment has been assigned a fair value of $1.96 million and the warrants have been assigned a fair value of $0.0.

ENDYMION SYSTEMS, INC.

     Endymion Systems, Inc. ("Endymion"), Oakland, California, is a single source supplier for strategic, web-enabled, end-to-end business solutions that help its customers leverage Internet technologies to drive growth and increase productivity.
     At October 31, 2003 and January 31, 2004, the Fund's investment in Endymion consisted of 7,156,760 shares of Series A Preferred Stock with a cost of $7.0 million. The investment has been assigned a fair value of $0.0.

FOLIOFN, INC.

     FolioFN, Inc. ("FolioFN"), Vienna, Virginia, is a financial services technology company that delivers investment solutions to financial services firms and investors.
     At October 31, 2003 and January 31, 2004, the Fund's investment in FolioFN consisted of 5,802,259 shares of Series C Preferred Stock with a cost of $15.0 million. The investment has been assigned a fair value of $0.0.

INTEGRAL DEVELOPMENT CORPORATION

     Integral Development Corporation ("Integral"), Mountain View, California, is a developer of technology which enables financial institutions to expand, integrate and automate their capital markets businesses and operations.
     At October 31, 2003, the Fund's investment in Integral consisted of an outstanding balance on the loan of $4.46 million with a cost of $4.46 million. The investment was assigned a fair value of $3.5 million and the warrants were assigned a fair value of $0.0.
     During the three months ended January 31, 2004, Integral made scheduled principal repayments totaling $420,834.
     At January 31, 2004, the Fund's investment in Integral consisted of an outstanding balance on the loan of $4.07 million with a cost of $4.04 million. The investment has been assigned a fair value of $3.04 million.

ISHONI NETWORKS, INC.

     Ishoni Networks, Inc. ("Ishoni"), Santa Clara, California, developed technology that allowed customer premises equipment manufacturers and service providers to offer integrated voice, data and security services over a single broadband connection to residential and business customers.
     At October 31, 2003, the Fund's investment in Ishoni consisted of 2,003,607 shares of Series C Preferred Stock with a cost of $10.0 million. The investment was assigned a fair value of $0.0.
     During the three months ended January 31, 2004, Ishoni filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.
     At January 31, 2004, the Fund's investment in Ishoni consisted of 2,003,607 shares of Series C Preferred Stock with a cost of $10.0 million. The investment has been assigned a fair value of $0.0.

LUMETA CORPORATION

     Lumeta Corporation ("Lumeta"), Somerset, New Jersey, is a developer of network management, security, and auditing solutions. The company provides businesses with a comprehensive analysis of their network security that reveals the vulnerabilities and inefficiencies of their corporate intranets.
     The Fund's investment in Lumeta consisted of 384,615 shares of Series A Preferred Stock and 266,846 shares of Series B Preferred Stock with a combined cost of approximately $406,000. At October 31, 2003 and January 31, 2004, the investments have been assigned a fair value of $200,000, or approximately $0.11 per share of Series A Preferred Stock and approximately $0.59 per share of Series B Preferred Stock.

MAINSTREAM DATA, INC.

     Mainstream Data, Inc. ("Mainstream"), Salt Lake City, Utah, builds and operates satellite, internet, and wireless broadcast networks for the world's largest information companies. Mainstream Data networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.
     At October 31, 2003 and January 31, 2004, the Fund's investment in Mainstream consisted of 85,719 shares of Series D Preferred Stock with a cost of $3.75 million. The investment has been assigned a fair value of $0.0.

PHOSISTOR TECHNOLOGIES, INC.

     Phosistor Technologies, Inc. ("Phosistor"), Pleasanton, California, designed and developed integrated semiconductor components and modules for global telecommunications and data communications networks.
     At October 31, 2003 and January 31, 2004, the Fund's investment in Phosistor consisted of 6,666,667 shares of Series B Preferred Stock with a cost of $1.0 million. The investment has been assigned a fair value of $0.0.

PROCESSCLAIMS, INC.

     ProcessClaims, Inc. ("ProcessClaims"), Manhattan Beach, California, provides web-based solutions and value added services that streamline the automobile insurance claims process for the insurance industry and its partners.
     At October 31, 2003 and January 31, 2004, the Fund's investments in ProcessClaims consisted of 6,250,000 shares of Series C Preferred Stock, 849,257 shares of Series D Preferred Stock, and 873,362 warrants to purchase 873,362 shares of Series E Convertible Preferred Stock with a combined cost of $2.4 million. The investment in the Series C Preferred Stock has been assigned a fair value of $2.0 million, or approximately $0.32 per share of Series C Preferred Stock, the investment in the Series D Preferred Stock has been assigned a fair value of $400,000 or approximately $0.471 per share of Series D Preferred Stock, and the investment in the Series E warrants has been assigned a fair value of $0.0.

     Nino Marakovic, an employee of the Fund, serves as a director of ProcessClaims.

PTS MESSAGING, INC. (FORMERLY PAGOO, INC.)

     PTS Messaging, Inc. ("PTS Messaging"), formerly Pagoo, Inc., Lafayette, California, developed Internet voice technologies offering Internet services direct to the consumer.
     At October 31, 2003, the Fund's investment in PTS Messaging consisted of 1,956,026 shares of Series A-1 Convertible Preferred Stock with a cost of $11.6 million. The investment was assigned a fair value of $0.0.
     During the three months ended January 31, 2004, PTS Messaging initiated a partial return of capital with proceeds totaling approximately $96,642 and a realized loss totaling approximately $10.4 million.
     At January 31, 2004, the Fund's investment in PTS Messaging consisted of 217,336 shares of Series A-1 Convertible Preferred Stock with a cost of $1.09 million. The investment has been assigned a fair value of $0.0.
     Nino Marakovic, an employee of the Fund, serves as a director of PTS Messaging.

SAFESTONE TECHNOLOGIES PLC

     SafeStone Technologies PLC ("SafeStone"), Old Amersham, UK, provides organizations with secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.
     The Fund's investments in SafeStone consisted of 2,106,378 shares of Series A Ordinary Stock with a cost of $4.0 million. At October 31, 2003 and January 31, 2004, the investment has been assigned a fair value of $0.0.

SHOPEAZE SYSTEMS, INC.

     ShopEaze Systems, Inc. ("ShopEaze"), Sunnyvale, California, partnered with established retailers to help them build online businesses to complement their existing brick-and-mortar businesses.
     The Fund's investment in ShopEaze consisted of 2,097,902 shares of Series B Preferred Stock with a cost of $6.0 million. At October 31, 2003 and January 31, 2004, the investment has been assigned a fair value of $0.0. ShopEaze ceased operations during 2002.

SONEXIS, INC.

     Sonexis, Inc. ("Sonexis"), Boston, Massachusetts, is the developer of a new kind of conferencing solution - Sonexis ConferenceManager - a modular platform that supports a breadth of audio and web conferencing functionality to deliver rich media conferencing.
     The Fund's investment in Sonexis consisted of 2,590,674 shares of Series C Preferred Stock with a cost of $10.0 million. At October 31, 2003 and January 31, 2004, the investment has been assigned a fair value of approximately $500,000, or approximately $0.19 per share.

SYGATE TECHNOLOGIES, INC.

     Sygate Technologies, Inc. ("Sygate"), Fremont, California, is a provider of enterprise-focused security policy enforcement solutions which provide the infrastructure to maintain an unbroken chain of control to IT Management.
     At October 31, 2003, the Fund's investment in Sygate consisted of 9,756,098 shares of Series D Preferred Stock with a cost of $4.0 million. The investment was assigned a fair value of $4.0 million, or approximately $0.41 per share.

     During the three months ended January 31, 2004, the Valuation Committee determined to increase the carrying value of the Fund's investments in the Series D Preferred Stock of Sygate by approximately $1.5 million to $5.5 million. The increase of the fair value was based upon the company's improved financial condition.
     At January 31, 2004, the Fund's investment in Sygate consisted of 9,756,098 shares of Series D Preferred Stock with a cost of $4.0 million. The investment has been assigned a fair value of $5.5 million, or approximately $0.56 per share.


SYNHRGY HR TECHNOLOGIES, INC.

     Synhrgy HR Technologies, Inc. ("Synhrgy"), Houston, Texas, provides human resources technology and outsourcing services to Fortune 1000 companies.
     At October 31, 2003, the Fund's investment in Synhrgy consisted of an outstanding balance on the loan of $5.0 million with a cost of $4.96 million. The investment was assigned a fair value of $4.96 million and the warrants were assigned a fair value of $0.0.
     During the three months ended January 31, 2004, Synhrgy repaid the balance of its original $5.0 million credit facility to the Fund. In conjunction with the repayment of the credit facility, the Fund also exercised its 43,750 warrants in a cashless transaction for a gain of approximately $40,000.
     At January 31, 2004, the Fund no longer held an investment in Synhrgy.

VENDIO SERVICES, INC.

     Vendio Services, Inc. ("Vendio"), San Bruno, California, enables small businesses and entrepreneurs to build Internet sales channels by providing software solutions to help these merchants efficiently market, sell and distribute their products.
     The Fund's investments in Vendio consisted of 10,476 shares of Common Stock and 6,443,188 shares of Series A Preferred Stock at a cost of $6.6 million. At October 31, 2003 and January 31, 2004, the investments have been assigned a fair value of approximately $500,000, or $0.00 per share for the Common Stock and approximately $0.08 per share for the Series A Preferred Stock.
     Nino Marakovic, an employee of the Fund, serves as a director of Vendio.

YAGA, INC.

     Yaga, Inc. ("Yaga"), San Francisco, California, provides an advanced hosted application service provider (ASP) platform that addresses emerging revenue and payment infrastructure needs of online businesses. Yaga's sophisticated payment and accounting application supports micropayments, aggregated billing and stored value accounts while also managing royalty/affiliate accounting and split payments.
     The Fund's investment in Yaga consisted of 300,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred and 100,000 warrants to purchase 100,000 shares of Series B Preferred Shares with a combined cost of $2.3 million. At October 31, 2003 and January 31, 2004, the investments have been assigned a fair value of $0.0.

0-IN DESIGN AUTOMATION, INC.

     0-In Design Automation, Inc. ("0-In"), San Jose, California, is an electronic design automation (EDA) company providing functional verification products that help verify multi-million gate application specific integrated circuit (ASIC) and system-on-chip (SOC) chip designs.
     At October 31, 2003, the Fund's investment in 0-In consisted of 2,239,291 shares of Series E Preferred Stock at a cost of $4.0 million. The investment was assigned a fair value of $1.0 million, or approximately $0.45 per share.
     During the three months ended January 31, 2004, the Current Valuation Committee determined to increase the carrying value of the Fund's investments in the Series E Preferred Stock of 0-In by $1.0 million to $2.0 million. The increase of the fair value was based upon the company's improved financial situation.
     At January 31, 2004, the Fund's investment in 0-In consisted of 2,239,291 shares of Series E Preferred Stock at a cost of $4.0 million. The investment has been assigned a fair value of $2.0 million, or approximately $0.89 per share.

LIQUIDITY AND CAPITAL RESOURCES
     At January 31, 2004, the Fund had $107.0 million of investments consisting of investments in preferred and common stocks totaling $14.1 million, investments in debt instruments totaling $7.0 million, investments in U.S. government and agency securities totaling $80.9 million and cash and cash equivalents totaling approximately $5.1 million. The Fund considers all money market and all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.
     Current balance sheet resources are believed to be sufficient to finance anticipated future commitments.
     During the three months ended January 31, 2004, the Fund commenced and completed a tender offer to acquire up to twenty-five percent (25%) of its outstanding shares of common stock at a per share cash purchase price equal to ninety-five percent (95%) of net asset value per share as of December 31, 2003, the day the offer expired. Based on a final count by the depositary for the tender offer, 3,859,558 shares were tendered at a price of $8.18 resulting in a total disbursement from the Fund of $31,571,184.

SUBSEQUENT EVENTS
     On February 26, 2004, the Fund filed a definitive proxy statement with the SEC asking the stockholders to approve (i) the election of Emilio Dominianni, Gerald Hellerman, Robert C. Knapp, Michael Tokarz, and Robert S. Everett to serve as members of the Board of Directors of the Fund and (ii) adopting an amendment to the Fund's Certificate of Incorporation changing the name of the Fund from "meVC Draper Fisher Jurvetson Fund I, Inc." to "MVC Capital, Inc." The proxy statement and related materials were mailed on or about February 26, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Historically the Fund has invested in small companies, and its investments in these companies are considered speculative in nature. The Fund's investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, the Fund is subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and return of capital.
         ILLIQUID INVESTMENTS. The Fund typically invests in securities which are subject to legal or other restrictions on transfer or for which no liquid market exists. The market prices, if any, for such securities tend to be volatile and may not be readily ascertainable, and the Fund may not be able to sell them when it desires to do so or to realize what it perceives to be their fair value in the event of a sale. The sale of restricted and illiquid securities often requires more time and results in higher brokerage charges or dealer discounts and other selling expenses than does the sale of securities eligible for trading on national securities exchanges or in the over-the-counter markets. The Fund may not be readily able to dispose of such illiquid investments and, in some cases, may be contractually prohibited from disposing of such investments for a specified period of time. Restricted securities may sell at a price lower than similar securities that are not subject to restrictions on resale.
         EQUITY MARKET RISK. Generally the Fund does not invest in publicly traded securities. However, if the Fund were to make such investments in the future, the Fund will be subject to equity market risk.

         INVESTMENTS IN UNLISTED SECURITIES. The Fund typically invests in unlisted securities. Because of the absence of any trading market for these investments, it may take longer to liquidate, or it may not be possible to liquidate, these positions than would be the case for publicly traded securities. Although these securities may be resold in privately negotiated transactions, the prices realized on these sales could be less than those originally paid by the Fund. Further, companies whose securities are not publicly traded may not be subject to public disclosure and other investor protection requirements applicable to publicly traded securities.
         GROWTH STAGE COMPANIES. While investments in growth stage companies offer the opportunity for significant capital gains, such investments involve a high degree of business and financial risk which can result in substantial losses. The stock market has experienced volatility which has particularly affected the securities of technology companies. As a result, the Fund's performance may experience substantial volatility. An investment in the Fund should not constitute a complete investment program for the investor.
         EVENTS OF SEPTEMBER 11, 2001. On September 11, 2001, terrorist attacks on the United States caused significant loss of life and property damage and disruptions in U.S. markets and in global markets. Since that time, the United States has commenced military action and imposed economic and diplomatic sanctions. The long-term impact of these events, and of further possible terrorist attacks, is unclear, but could have a material effect on general economic conditions and market liquidity.
         VALUATION RISK. The portion of our portfolio consisting of investments in private companies is also subject to valuation risk. The market value of the Fund's shares in large part depends on the values of the Fund's investments and the prospects and financial results of the companies in which the Fund invests. Many of the Fund's investments are securities of private companies that are not publicly traded. The financial and other information regarding the issuers of these securities that is available to the Fund may be more limited than the information available in the case of issuers whose securities are publicly traded. The Board and/or the Valuation Committee determine the fair value of these securities in accordance with procedures deemed reasonable. However, fair value is an estimate and, notwithstanding the good faith efforts of the Board of Directors to determine the fair value of securities held by the Fund, there can be no assurance that those values accurately reflect the prices that the Fund would realize upon sales of those securities. Moreover, the prospects and financial condition of the companies in which the Fund invests may change and these changes may have a significant impact on the fair values of the Fund's investments. We value our privately held investments based on a determination made by the Board and/or the Valuation Committee on a quarterly basis and as otherwise required in accordance with our established fair value procedures. In the absence of a readily ascertainable market value, the estimated values of our investments may differ significantly from the values that would exist if a ready market for these securities existed. Any changes in valuation are recorded in our statements of operations as "Net unrealized gain (loss) on investments."
         Investments in short term securities and cash and cash equivalents comprised approximately 79.86% of the Fund's net assets at January 31, 2004. The Fund has invested a portion of its capital in debt securities, the yield and value of which may be impacted by changes in market interest rates.
         VALUATION OF INVESTMENTS. Investments in non-publicly traded preferred and common stock are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of increases or decreases in net assets resulting from its operations. Cost is used to approximate fair value of these investments until developments affecting an investment provide a basis for valuing such investment at a value other than cost.
         The fair value of investments for which no market exists and for which the Board and/or the Fund's Valuation Committee have determined that the original cost of the investment is no longer an appropriate fair valuation will be determined on the basis of procedures approved by the Board. Valuations are based upon such factors as the financial and/or operating results of the most recent fiscal period, the performance of the company relative to planned budgets/forecasts, the issuer's financial condition and the markets in which it does business, the prices of any recent transactions or offerings regarding such securities or any proxy securities, any available analysis, media, or other reports or information regarding the issuer, or the markets or industry in which it operates, the nature of any restrictions on disposition of the securities and other analytical data. In the case of unsuccessful operations, the valuation may be based upon anticipated liquidation proceeds.

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

ITEM 4. CONTROLS AND PROCEDURES

         The Fund recognizes management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Fund. Within the 90 days prior to the filing date of this quarterly report on Form 10-Q, the Fund carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the individual who performs the functions of a Principal Executive Officer (the "CEO") and the individual who performs the functions of a Principal Financial Officer (the "CFO"). Based upon that evaluation, the CEO and the CFO have concluded that the Fund's disclosure controls and procedures are adequate and effective.
         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
     There have been no significant changes in the Fund's internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation discussed above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
     On February 20, 2002, Millenco LP ("Millenco"), a stockholder, filed a complaint in the United States District Court for the District of Delaware on behalf of the Fund against meVC Advisers, Inc. (the "Former Advisor"). The complaint alleges that the fees received by the Former Advisor beginning one year prior to the filing of the complaint were excessive, in violation of
Section 36(b) of the Investment Company Act. The Former Advisor's motions to dismiss the action or transfer it to California were both denied. The case is in discovery, which has been stayed temporarily for the purpose of settlement negotiations and mediation scheduled to begin in April 2004. The Fund is monitoring this litigation inasmuch as any net recovery would accrue to the Fund.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following table provides information for Fund repurchases made during the three months ended January 31, 2004:


--------------------------- ----------------- ------------ ----------------------------- -----------------------------
                                    (A)           (B)                (C)                              (D)
                                   TOTAL        AVERAGE      TOTAL NUMBER OF SHARES           MAXIMUM NUMBER OF
                                 NUMBER OF       PRICE        PURCHASED AS PART OF           SHARES THAT MAY YET
                                  SHARES        PAID PER       PUBLICLY ANNOUNCED             BE PURCHASED UNDER
          PERIOD                PURCHASED        SHARE         PLANS OR PROGRAMS             THE PLANS OR PROGRAMS
--------------------------- ----------------- ------------ ----------------------------- -----------------------------
--------------------------- ----------------- ------------ ----------------------------- -----------------------------

--------------------------- ----------------- ------------ ----------------------------- -----------------------------
--------------------------- ----------------- ------------ ----------------------------- -----------------------------
November 1, 2003 to                 -               -                    -                             -
November 30, 2003
--------------------------- ----------------- ------------ ----------------------------- -----------------------------
--------------------------- ----------------- ------------ ----------------------------- -----------------------------

--------------------------- ----------------- ------------ ----------------------------- -----------------------------
--------------------------- ----------------- ------------ ----------------------------- -----------------------------
December 1, 2003 to            3,859,558         $8.18             3,859,558+                        0
December 31, 2003
--------------------------- ----------------- ------------ ----------------------------- -----------------------------
--------------------------- ----------------- ------------ ----------------------------- -----------------------------

--------------------------- ----------------- ------------ ----------------------------- -----------------------------
--------------------------- ----------------- ------------ ----------------------------- -----------------------------
January  1, 2004 to                 -               -                    -                             -
January 31, 2004
--------------------------- ----------------- ------------ ----------------------------- -----------------------------
--------------------------- ----------------- ------------ ----------------------------- -----------------------------

--------------------------- ----------------- ------------ ----------------------------- -----------------------------
--------------------------- ----------------- ------------ ----------------------------- -----------------------------
Total                          3,859,558         $8.18             3,859,558+                        0
--------------------------- ----------------- ------------ ----------------------------- -----------------------------


+On November 26, 2003, the Fund announced a tender offer to acquire up to twenty-five percent (25%) of its outstanding shares of common stock, or 4,038,150 shares, at a per share cash purchase price equal to ninety-five percent (95%) of net asset value per share as of December 31, 2003, the day the offer expired. As the tender offer expired during the three months ended January 31, 2004, there are no further purchases to be made.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          Exhibit No.    Exhibit
          -------------  ---------

          31             Rule 13a-14(a) Certifications.

          32             Section 1350 Certification.

          Other required Exhibits are included in this Form 10-Q or have been previously filed with the Securities and Exchange Commission (the "SEC") in the Fund's Registration Statement on Form N-2 (Reg. No. 333-92287) or the Fund's Annual Report on Form 10-K for the year ended October 31, 2003, as filed with the Securities and Exchange Commission (the "SEC") on January 29, 2004 (File No. 814-00201).

    (b)   Reports on Form 8-K

               On November 6, 2003, the Fund filed a report on Form 8-K advising that Michael Tokarz had assumed his new position as Chairman, Portfolio Manager and a director of MVC Capital, pursuant to a shareholder vote held on September 16, 2003. Concurrent with Mr. Tokarz's appointment, Robert Everett stepped down after completing his role as interim CEO of the Fund. Separately, as part of its fiscal year-end review process, the Fund announced that the valuation committee of the Fund's Board of Directors had written down the fair value of certain Fund holdings. The write-down has decreased the Fund's NAV by $5.0 million ($0.31 per share).

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                      MEVC DRAPER FISHER JURVETSON FUND I, INC.

Date: March 15, 2004                  /s/    Michael Tokarz
                                      -----------------------------------------
                                      Michael Tokarz

                                      In the capacity of the officer who
                                      performs the functions of Principal
                                      Executive Officer.

                                      MEVC DRAPER FISHER JURVETSON FUND I, INC.

Date: March 15, 2004                  /s/    Frances Spark
                                      -----------------------------------------
                                      Frances Spark

                                      In the capacity of the officer who
                                      performs the functions of Principal
                                      Financial Officer.

                                                                      EXHIBIT 31

                          RULE 13a-14(a) CERTIFICATIONS

I, Michael Tokarz, certify that:

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

Dated:
March 15, 2004                /s/    Michael Tokarz
                              -----------------------------------------
                              Michael Tokarz
                              In the capacity of the officer who performs the
                              functions of Principal Executive Officer meVC
                              Draper Fisher Jurvetson Fund I, Inc.

I, Frances Spark, certify that:

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

Dated:
March 15, 2004                 /s/  Frances Spark
                               ------------------------------
                               Frances Spark

                               In the capacity of the officer who performs the functions of Principal Financial Officer meVC Draper Fisher Jurvetson Fund I, Inc.

                                                                     EXHIBIT 32

               CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Michael Tokarz, in the capacity of the officer who performs the functions of Principal Executive Officer of meVC Draper Fisher Jurvetson Fund I, Inc., a Delaware corporation (the "Registrant"), certifies that:

1. The Registrant's quarterly report on Form 10-Q for the period ended January 31, 2004 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

In the capacity of the officer who performs the functions of Principal Executive Officer of meVC Draper Fisher Jurvetson Fund I, Inc.


/S/ MICHAEL TOKARZ
--------------------------
Michael Tokarz

Date: March 15, 2004


Frances Spark, in the capacity of the officer who performs the functions of Principal Financial Officer, of meVC Draper Fisher Jurvetson Fund I, Inc., a Delaware corporation (the "Registrant"), certifies that:

1. The Registrant's quarterly report on Form 10-Q for the period ended January 31, 2004 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


In the capacity of the officer who performs the functions of Principal Financial Officer of meVC Draper Fisher Jurvetson Fund I, Inc.


/S/ FRANCES SPARK
---------------------------
Frances Spark

Date: March 15, 2004