Form 10-Q
period 2004-04-30
MEVC DRAPER FISHER JURVETSON FUND I INC
filed 2004-06-10
CIK 1099941

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-28405

                    MEVC DRAPER FISHER JURVETSON FUND I, INC.
                                D/B/A MVC CAPITAL
           (Exact name of the registrant as specified in its charter)

              DELAWARE                                     94-3346760
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

         287 Bowman Avenue
             3rd Floor
         Purchase, New York                                     10577
        (Address of principal                                 (Zip Code)
         executive offices)

Registrant's telephone number, including area code:  (914) 701-0310

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                           Name of each exchange on
                                                            which registered
            Common Stock                               New York Stock Exchange
        -------------------                            ------------------------

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 10, 2004, there were 12,293,042 shares of Registrant's common stock, $.01 par value (the "Shares"), outstanding.

                    meVC Draper Fisher Jurvetson Fund I, Inc.
                            (A Delaware Corporation)
                                      Index

Part I. Financial Information                                               Page

 Item 1.  Financial Statements
          Balance Sheets
          -       April 30, 2004 and October 31, 2003.....................    1
          Statement of Operations
          -       For the Period November 1, 2003 to April 30, 2004 and
                  the Period November 1, 2002 to April 30, 2003...........    2
          Statement of Operations
          -       For the Period February 1, 2004 to April 30, 2004 and
                  the Period February 1, 2003 to April 30, 2003...........    3
          Statement of Cash Flows
          -       For the Period November 1, 2003 to April 30, 2004 and
                  the Period November 1, 2002 to April 30, 2003...........    4
          Statement of Shareholders' Equity
          -       For the Period November 1, 2003 to April 30, 2004 and
                  the Period November 1, 2002 to April 30, 2003...........    5
          Selected Per Share Data and Ratios
          -       For the Period November 1, 2003 to April 30, 2004 and
                  the Year ended October 31, 2003.........................    6
          Schedule of Investments
          -       April 30, 2004..........................................    7
          Notes to Financial Statements...................................   11

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................   14

         Item 3. Quantitative and Qualitative Disclosure about Market Risk.  24

         Item 4. Controls and Procedures..................................   25

Part II. Other Information

         Item 1. Legal Proceedings........................................   27

         Item 2. Changes in Securities and Use of Proceeds................   27

         Item 6. Exhibits and Reports on Form 8-K.........................   28

SIGNATURE.................................................................   29

Exhibits..................................................................   30

                          Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS
                                   MVC Capital
                                  Balance Sheet

                                                                                        April 30,           October 31,
                                                                                          2004                  2003
                                                                                       (Unaudited)
ASSETS
Assets
Cash and cash equivalents                                                           $       969,935       $        6,850
Investments in short term securities, at market value                                    84,356,092          113,237,521
   (cost $84,356,092 and $113,237,521,
respectively)
Investments in subordinated notes, at fair value                                                 -                     -
   (cost $4,500,000 and $4,500,000, respectively) (Note 7)
Investments in debt instruments, at fair value                                            8,436,539           12,471,288
   (cost $10,877,795 and $16,439,343, respectively) (Note 7)
Investments in preferred/common stocks, at fair value                                    14,684,001           11,600,000
   (cost $115,544,977 and $125,575,852, respectively), (Note 7)
Interest receivable                                                                          85,430              152,630
Prepaid expenses                                                                            583,741              412,003
Deposit                                                                                     100,000                    -
Other Assets                                                                                 32,425                    -
                                                                                   ----------------       ---------------
Total assets                                                                       $    109,248,163       $  137,880,292
                                                                                   ----------------       ---------------
                                                                                   ----------------       ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Administration                                                                               16,318               19,771
Audit fees                                                                                   64,982               70,736
Legal fees                                                                                   80,707               43,046
Directors' fees                                                                              13,122               27,511
Employee compensation & benefits                                                             94,875              102,337
Other accrued expenses                                                                      132,128              608,729
                                                                                   ----------------       ---------------
Total liabilities                                                                  $        402,132       $      872,130
                                                                                   ----------------       ---------------
                                                                                   ----------------       ---------------
Shareholders' Equity
Common Stock, $0.01 par value; 150,000,000 shares
  authorized; 12,293,042 and 16,152,600 shares outstanding, respectively                    165,000             165,000
Additional paid in capital                                                              299,871,488         311,485,000
Accumulated deficit                                                                    (156,724,356)       (171,746,921)
Treasury Stock, at cost, 4,206,958 and 347,400 shares held, respectively                (34,466,101)         (2,894,917)
                                                                                   ----------------       ---------------
Total shareholders' equity                                                              108,846,031         137,008,162
                                                                                   ----------------       ---------------
Total liabilities and shareholders' equity                                          $   109,248,163     $   137,880,292
                                                                                   ----------------       ---------------
                                                                                   ----------------       ---------------
Net asset value per share                                                           $          8.85     $          8.48
                                                                                   ----------------       ---------------
                                                                                   ----------------       ---------------


   The accompanying notes are an integral part of these financial statements.

                                   MVC Capital
                             Statement of Operations
                                   (Unaudited)


                                                                   For the Period               For the Period
                                                                   November 1, 2003             November 1, 2002
                                                                   to April 30, 2004            to April 30, 2003
Investment Income:
   Interest income                                                $   1,169,492                 $     1,376,578
   Other income                                                          55,060                             988
                                                                  --------------                ---------------
Total investment income                                               1,224,552                       1,377,566

Operating Expenses:
   Proxy/Litigation related fees & expenses                                   -                       4,037,327
   Employee compensation & benefits                                     579,645                       1,892,290
   Legal fees                                                           443,129                       1,151,711
   Insurance                                                            579,818                         321,534
   Facilities                                                           (73,668)                        439,027
   Directors fees                                                       121,729                         312,231
   Audit fees                                                            89,246                          99,591
   Administration                                                        51,707                          72,107
   Consulting and public relations fees                                  73,859                          33,766
   Other expenses                                                       232,305                          47,393
   Printing and postage                                                  54,666                          54,775
                                                                  --------------                ---------------
Total operating expenses                                              2,152,436                       8,461,752

Net investment loss                                                    (927,884)                     (7,084,186)
                                                                  --------------                ---------------
Net Realized and Unrealized Gain (Loss) on
Investments:

Net realized loss on
   investments                                                      (10,304,739)                       (152,845)

Net change in unrealized appreciation (depreciation)
   on investments                                                    14,641,676                     (29,202,791)
                                                                  --------------                ---------------
Net realized and unrealized gain (loss) on
   investments                                                        4,336,937                     (29,355,636)
                                                                  --------------                ---------------

Net increase (decrease) in net assets resulting
from operations                                                   $   3,409,053                 $   (36,439,822)
                                                                  --------------                ---------------
                                                                  --------------                ---------------
Net increase (decrease) in net assets per share
resulting from operations                                         $        0.25                 $         (2.24)
                                                                  --------------                ---------------
                                                                  --------------                ---------------
Dividends declared per share                                      $           -                 $             -
                                                                  --------------                ---------------
                                                                  --------------                ---------------

   The accompanying notes are an integral part of these financial statements.

                                   MVC Capital
                             Statement of Operations
                                   (Unaudited)


                                                                 For the Quarter                For the Quarter
                                                                 February 1, 2004               February 1, 2003
                                                                 to April 30, 2004              to April 30, 2003
Investment Income:
   Interest income                                                $   458,375                   $    810,218
   Other income                                                        50,001                            988
                                                                  --------------                ---------------
Total investment income                                               508,376                        811,206

Operating Expenses:
   Proxy/Litigation related fees & expenses                                -                       3,406,578
   Employee compensation & benefits                                   311,805                      1,057,956
   Legal fees                                                         212,196                        386,784
   Insurance                                                          211,180                        299,673
   Facilities                                                          66,365                        206,821
   Directors fees                                                      39,823                        225,862
   Audit fees                                                          52,482                         57,574
   Administration                                                      24,075                         34,545
   Consulting and public relations fees                                32,491                         65,315
   Other expenses                                                      42,699                         11,421
   Printing and postage                                                12,898                         89,253
                                                                  --------------                ---------------
Total operating expenses                                            1,006,014                      2,435,204

Net investment loss                                                  (497,638)                    (1,623,998)
                                                                  --------------                ---------------
Net Realized and Unrealized Gain (Loss) on
Investments:

Net realized gain (loss) on
   investments                                                         35,959                              -

Net change in unrealized appreciation (depreciation)
   on investments                                                   1,566,100                      (1,618,582)
                                                                  --------------                ---------------
Net realized and unrealized gain (loss) on
   investments                                                      1,602,059                      (1,618,582)
                                                                  --------------                ---------------

Net increase (decrease) in net assets resulting
from operations                                                   $ 1,104,421                 $    (3,242,580)
                                                                  --------------                ---------------
                                                                  --------------                ---------------
Net increase (decrease) in net assets per share
resulting from operations                                         $      0.09                 $         (0.41)
                                                                  --------------                ---------------
                                                                  --------------                ---------------
Dividends declared per share                                      $         -                 $              -
                                                                  --------------                ---------------

                                                                  --------------                ---------------
   The accompanying notes are an integral part of these financial statements.

                                  MVC Capital
                            Statement of Cash Flows
                                  (Unaudited)

                                                                                For the Period             For the Period
                                                                                November 1, 2003           November 1, 2002
                                                                                to April 30, 2004          to April 30, 2003
Cash Flows from Operating Activities:
   Net increase (decrease) in net assets resulting from operations            $    3,409,053             $    (29,791,969)
   Adjustments to reconcile to net cash provided by
   operating activities:
     Realized loss                                                                10,304,739                      152,845
     Net change in unrealized (gain) loss                                        (14,641,676)                  27,584,209
     Changes in assets and liabilities:
       Prepaid expenses                                                             (171,738)                    (295,868)
       Interest receivable                                                            67,200                       83,327
       Deposit                                                                      (100,000)                           -
       Other Assets                                                                  (32,425)                           -
       Liabilities                                                                  (469,998)                     691,732
     Purchases of preferred/common stocks                                           (450,000)                  (1,999,997)
     Purchases of debt instruments                                                (1,000,000)                 (17,950,000)
     Purchases of short-term investments                                        (165,089,498)                 (44,145,816)
     Purchases of cash equivalents                                               (53,301,844)                (349,721,438)
     Proceeds from preferred stocks                                                  165,790                       57,365
     Proceeds from debt instruments                                                6,627,225                            -
     Sales/maturities of short-term investments                                  194,365,752                   60,000,000
     Sales/maturities of cash equivalents                                         52,851,689                  376,726,918
                                                                              --------------                ---------------
     Net cash provided by operating activities                                    32,534,269                   21,391,308
                                                                              --------------                ---------------
   Cash flows from Financing Activities:
     Re-purchases of capital stock                                               (31,571,184)                 (1,660,464)
                                                                              --------------                ---------------
   Net cash used for financing activities                                        (31,571,184)                 (1,660,464)
                                                                              --------------                ---------------
   Net change in cash and cash equivalents for the period                            963,085                  19,730,844
                                                                              --------------                ---------------
   Cash and cash equivalents, beginning of period                                      6,850                  78,873,485
                                                                              --------------                ---------------
   Cash and cash equivalents, end of period                                   $      969,935               $  98,604,329
                                                                              --------------                ---------------
                                                                              --------------                ---------------

   The accompanying notes are an integral part of these financial statements.
                                       4

                                   MVC Capital
                       Statement of Shareholders' Equity
                                  (Unaudited)


                                       Fund                           Additional                                       Total
                                       Shares           Common         Paid in        Treasury       Accumulated     Shareholders'
                                       Issued           Stock          Capital         Stock           Deficit          Equity
                                       ------           -----         ----------      --------       -----------    -------------
Balance at November 1, 2002            16,500,000    $  165,000    $  311,485,000 $           -  $  (116,263,523) $ 195,386,477
Treasury Shares repurchased              (203,200)            -                 -    (2,894,917)               -     (2,894,917)
Net decrease in net assets from                 -             -                 -             -      (36,439,822)   (36,439,822)
operations
                                      -----------    ----------    -------------- -------------  ---------------  -------------
Balance at April 30, 2003              16,296,800    $  165,000    $  311,485,000 $  (2,894,917) $  (152,703,345) $ 156,051,738
                                      -----------    ----------    -------------- -------------  ---------------  -------------
Balance at November 1, 2003            16,152,600    $  165,000    $  311,485,000 $  (2,894,917) $  (171,746,921)   137,008,162
Return of Capital Statement of                  -             -       (11,613,512)            -       11,613,512              -
Position reclass
Treasury shares repurchased            (3,859,558)            -                 -   (31,571,184)               -    (31,571,184)
Net increase in net assets from                 -             -                 -             -        3,409,053      3,409,053
operations
                                      -----------    ----------    -------------- -------------  ---------------  -------------
Balance at April 30, 2004              12,293,042    $  165,000    $  299,871,488 $ (34,466,101) $  (156,724,356) $ 108,846,031
                                      -----------    ----------    -------------- -------------  ---------------  -------------

   The accompanying notes are an integral part of these financial statements.
                                       5

                                   MVC Capital
                       Selected Per Share Data and Ratios


                                                                     For the Period                 For the
                                                                    November 1, 2003               Year Ended
                                                                   to April 30, 2004            October 31, 2003
                                                                      (Unaudited)

Net asset value, beginning of period                            $          8.48                  $    11.84

Gain (Loss) from investment operations:

   Net investment loss                                                    (0.07)                     (0.53)

   Net realized and unrealized gain (loss) on investments                  0.32                      (2.89)
                                                               ----------------                   -----------
   Total gain (loss) from investment operations                            0.25                      (3.42)
                                                               ----------------                   -----------
Less distributions from:

   Net investment income                                                      -                           -
                                                               ----------------                   -----------
   Total distributions                                                        -                           -
                                                               ----------------                   -----------
Capital share transactions
   Anti-dilutive effect of Share Repurchase Program                        0.12                        0.06
                                                               ----------------                   -----------
Net asset value, end of period                                  $          8.85                   $    8.48
                                                               ----------------                   -----------
Market value, end of period                                     $          9.08                   $    8.10
                                                               ----------------                   -----------
                                                               ----------------                   -----------
Market premium (discount)                                                  2.60%                      -4.48%

Total Return - At NAV (a)                                                  4.36%                     -28.38%

Total Return - At Market (a)                                              12.10%                       2.53%


Ratios and Supplemental Data:

Net assets, end of period (in thousands)                        $       108,846                $    137,008

Ratios to average net assets:

   Expenses                                                                3.66% (b)                   7.01% (c)

   Net investment loss                                                    -1.58% (b)                  -5.22% (c)

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b)  Annualized.

(c) The expense ratio for the year ended October 31, 2003 included approximately $4.0 million of proxy/
litigation fees and expenses.  When these fees and expenses are excluded, the Fund's expense ratio was 4.52% and the net investment loss was -2.74%.

   The accompanying notes are an integral part of these financial statements.

                                  MVC Capital
                            Schedule of Investments
                                 April 30, 2004
                                  (Unaudited)

                                                                           Date of
                                                                           Initial
Description                                           Shares/Principal     Investment           Cost              Fair Value
-----------                                           ----------------     ----------           ----              ----------
Preferred Stocks-13.49% (a, b, d, g) (Note 6, 7, 8)

Iron Foundries - 0.41%

* Vestal Manufacturing Enterprises, Inc.
Common Stock                                             40,500            Apr. 2004      $       450,000       $   450,000

Technology Investments - 13.08%

Actelis Networks, Inc. Series C                       1,506,025            May 2001             5,000,003                 -

* Blue Star Solutions, Inc.:
Common Stock                                             49,474            May 2000             3,999,999                 -
Series C Preferred                                       74,211            May 2000             5,999,999                 -

* BlueStar Solutions Inc., Series D                   4,545,455            Feb. 2002            3,000,000         2,250,000

CBCA, Inc., Common Stock                                753,350            Apr. 2002           11,999,995           250,000

* DataPlay, Inc., Series D (e)                        2,500,000            June 2001            7,500,000                 -

* Endymion Systems, Inc., Series A                    7,156,760            June 2000            7,000,000                 -

FOLIOfn, Inc., Series C                               5,802,259            June 2000           15,000,000                 -

Ishoni Networks, Inc., Series C                       2,003,607            Nov. 2000           10,000,003                 -

Lumeta Corporation, Series A                            384,615            Oct. 2000              250,000            43,511

Lumeta Corporation, Series B                            266,846            June 2002              156,489           156,489

MainStream Data, Series D                                85,719            Aug. 2002            3,750,000                 -

* Phosistor Technologies, Inc., Series B (f)          6,666,667            Jan. 2002            1,000,000                 -

* ProcessClaims, Inc., Series C                       6,250,000            June 2001            2,000,000         2,000,000

* ProcessClaims, Inc., Series D                         849,257            May 2002               400,000           400,000

* ProcessClaims, Inc.
Series E warrants, expire 12/31/05 (g)                  873,362            May 2002                    20                 -

* PTS Messaging, Inc., Series A-1 (f)                   217,336            July 2000            1,089,065                 -

SafeStone Technologies PLC
Series A Ordinary Shares                              2,106,378            Dec. 2000            4,015,402                 -

* ShopEaze Systems, Inc., Series B (f)                2,097,902            May 2000             6,000,000                 -

* Sonexis, Inc., Series C                             2,590,674            June 2000           10,000,000           500,000

* Sygate Technologies, Inc., Series D                 9,756,098            Oct. 2002            4,000,000         5,500,000

* Vendio Services, Inc., Common Stock (c)                10,476            June 2000            5,500,000                 -

* Vendio Services, Inc., Series A (c)                 6,443,188            Jan. 2002            1,134,001         1,134,001

   The accompanying notes are an integral part of these financial statements.

                                   MVC Capital
                       Schedule of Investments (Continued)
                                 April 30, 2004
                                   (Unaudited)

                                                                     Date of
                                                                     Initial                             Fair
Description                                       Shares/Principal   Investment         Cost             Value
-----------                                       ----------------   ----------         ----             -----

* Yaga, Inc., Series A                                300,000        Nov. 2000   $    300,000       $         -

* Yaga, Inc.:
Series B                                            1,000,000        June 2001      2,000,000                 -
Series B Warrants, expire 06/08/04 (g)                100,000        June 2001              -                 -

* 0-In Design Automation, Inc., Series E            2,239,291        Nov. 2001      4,000,001         2,000,000
                                                                                 ------------       -----------
  Total Technology Investments                                                    115,094,977        14,234,001
                                                                                 ------------       -----------
Total Preferred Stocks                                                            115,544,977        14,684,001
                                                                                 ------------       -----------
Debt Instruments-7.75% (a, b)

  Iron Foundries - 0.92%

Vestal Manufacturing Enterprises, Inc.
  12.0000%, 04/29/2011                              1,000,000        Apr. 2004      1,000,000         1,000,000

Technology Investments - 6.83%

Arcot Systems, Inc. (h)
  10.0000%, 12/31/2005                              4,488,888        Dec. 2002      4,462,608         2,000,000

Determine Software, Inc.
  12.0000%, 01/31/2006                              1,800,556        Feb. 2003      1,789,319         1,789,319

Determine Software, Inc., Series C Warrants (g)     2,229,955        Feb. 2003              -                 -

Integral Development Corporation (h)
  10.0000%, 12/31/2005                              3,647,220        Dec. 2002      3,625,868         3,647,220
                                                                                 ------------       -----------
  Total Technology Investments                                                      9,877,795         7,436,539
                                                                                 ------------       -----------
Total Debt Instruments                                                             10,877,795         8,436,539
                                                                                 ------------       -----------
Subordinated Notes-0.00% (a, b, g)

  Technology Investments - 0.00%

DataPlay, Inc. (e)
  6.0000%, 05/10/2005                               2,000,000        May 2002       2,000,000                 -

DataPlay, Inc. (e)
  6.0000%, 06/17/2005                                 500,000        June 2002        500,000                 -

DataPlay, Inc. (e)
  6.0000%, 09/24/2005                                 200,000        Sept. 2002       200,000                 -

DataPlay, Inc. (e)
  6.0000%, 08/16/2005                                 200,000        Aug. 2002        200,000                 -

DataPlay, Inc. (e)
  6.0000%, 08/26/2005                                 400,000        Aug. 2002        400,000                 -

DataPlay, Inc. (e)
  6.0000%, 09/03/2005                                 200,000        Sept. 2002       200,000                 -

DataPlay, Inc. (e)
  6.0000%, 06/27/2005                               1,000,000        June 2002      1,000,000                 -
                                                                                 ------------       -----------
Total Subordinated Notes                                                            4,500,000                 -
                                                                                 ------------       -----------

   The accompanying notes are an integral part of these financial statements.

                                   MVC Capital
                       Schedule of Investments (Continued)
                                 April 30, 2004
                                   (Unaudited)


                                                                           Date of
                                                                           Initial
Description                                             Shares/Principal   Investment          Cost               Market Value
-----------                                             ----------------   ----------          ----               ------------
Short-Term Securities-77.50% (b)

  U.S. Government & Agency Securities-77.50% (b)

    U.S. Treasury Bill
      0.8100%, 05/06/2004                                   8,337,000       Feb. 2004      $  8,336,062         $   8,336,062

    U.S. Treasury Bill
      0.8800%, 05/13/2004                                   6,013,000       Feb. 2004         6,011,316             6,011,316

    U.S. Treasury Bill
      0.9400%, 05/20/2004                                   2,598,000       Feb. 2004         2,596,835             2,596,835

    U.S. Treasury Bill
      0.9700%, 06/24/2004                                   8,952,000       Mar. 2004         8,940,855             8,940,855

    U.S. Treasury Bill
      0.9450%, 07/01/2004                                  36,390,000       Apr. 2004        36,336,972            36,336,972

    U.S. Treasury Bill
      0.9500%, 07/08/2004                                  13,720,000       Apr. 2004        13,697,972            13,697,972

    U.S. Treasury Bill
      0.9600%, 07/22/2004                                   4,751,000       Apr. 2004         4,741,585             4,741,585

    U.S. Treasury Bill
      0.9450%, 07/29/2004                                   3,702,000       Apr. 2004         3,694,495             3,694,495
                                                                                           ------------         -------------
  Total U.S. Government & Agency Securities                                                  84,356,092            84,356,092
                                                                                           ------------         -------------
Total Short-Term Securities                                                                  84,356,092            84,356,092
                                                                                           ------------         -------------

Cash and Cash Equivalents-0.89% (b)

  Money Market Funds-0.16% (b)

  First American Prime Obligations Fund - Class A             170,443       Apr. 2004           170,443               170,443

  U.S. Government & Agency Securities-0.73% (b)

    U.S. Treasury Bill
      0.8800%, 05/27/2004                                     800,000       Mar. 2004           799,492               799,492
                                                                                           ------------         -------------
Total Cash and Cash Equivalents                                                                 969,935               969,935
                                                                                           ------------         -------------
Total Investments-99.63% (b)                                                               $216,248,799         $ 108,446,567
                                                                                           ------------         -------------
                                                                                           ------------         -------------

   The accompanying notes are an integral part of these financial statements.
                                       9

                                   MVC Capital
                        Schedule of Investments (Continued)
                                 April 30, 2004
                                  (Unaudited)

(a) These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b) Percentages are based on net assets of $108,846,031.

(c) As defined in the Investment Company Act of 1940, at April 30, 2004, the Fund was considered to have a controlling interest in Vendio Services, Inc. and Vestal Manufacturing Enterprises, Inc.

(d) All of the Fund's preferred and common stock and debt investments are in eligible portfolio companies, as defined in the Investment Company Act of 1940, except SafeStone Technologies PLC. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(e) Company assets purchased out of bankruptcy - still awaiting confirmation of conversion rights on DataPlay, Inc. subordinated notes.

(f) Company in dissolution.

(g) Non-income producing assets.

(h) Also received warrants to purchase a number of shares of preferred stock to be determined upon exercise.

* Affiliated Issuers (Total Market Value of $14,234,001): companies in which the Fund owns at least 5% of the voting securities.

   The accompanying notes are an integral part of these financial statements.

             meVC Draper Fisher Jurvetson Fund I, Inc. (the "Fund")
                          Notes to Financial Statements
                                 April 30, 2004
                                   (Unaudited)

1.   BASIS OF PRESENTATION
     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified to adjust to current periods presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended October 31, 2003, as filed with the United Sates Securities and Exchange Commission (the "SEC") on January 29, 2004 (File No. 814-00201).

2.   CONCENTRATION OF MARKET RISK
     Financial instruments that subjected the Fund to concentrations of market risk consisted principally of preferred stocks, subordinated notes, and debt instruments, which represent approximately 21.24% of the Fund's net assets. As discussed in Note 3, investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Fund's fair value policies and procedures. The Fund's investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would be (i) subject to restrictions on resale, because they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Fund's investments in short-term securities are in 90-day Treasury Bills, which are federally insured securities, except that the Fund's cash balances, if not large enough to be invested in 90-day Treasury Bills, are swept into a designated money market account.

3.   PORTFOLIO INVESTMENTS
     During the six months ended April 30, 2004, the Fund made one new investment, totaling $1.45 million, in Vestal Manufacturing Enterprises, Inc. comprising $1,000,000 of subordinated debt and $450,000 in equity. No additional investments were made in existing portfolio companies. The Fund had one return of capital from PTS Messaging, Inc. ("PTS Messaging") with proceeds totaling approximately $96,642 from the initial disbursement of assets and a realized loss totaling approximately $10.4 million. The market value of PTS Messaging was previously written down to zero. There was one gain of $39,630 representing proceeds received from the cashless exercise of the Fund's warrants of Synhrgy HR Technologies, Inc. ("Synhrgy") in conjunction with the early repayment by Synhrgy of the $4.9 million remaining balance of the Fund's credit facility. The Fund also began to receive the monthly principal repayments on the credit facilities of Integral Development Corporation ("Integral"), Arcot Systems, Inc. ("Arcot"), and Determine Software, Inc ("Determine"). Each made payments according to their respective credit facility agreements totaling the following amounts: Arcot $561,112, Determine, $224,444 and Integral $841,668.
     For the six months ended April 30, 2004, the Valuation Committee of the Board of Directors ("Valuation Committee") increased the fair value of the Fund's investments in 0-In Design Automation, Inc. ("0-In") by $1 million, Sygate Technologies, Inc. ("Sygate") by $1.5 million, BlueStar Solutions by $750,000, Vendio by $634,000 and Integral Development Corp. by $989,000 and wrote down the fair value of the Fund's investments in Actelis Networks, Inc, by $1,000,000 and CBCA, Inc by $250,000.
     At April 30, 2004, the fair value of all portfolio investments, exclusive of short-term securities, was $23.1 million with a cost of $126 million and at October 31, 2003, the fair value of all portfolio investments, exclusive of short-term securities, was $24.1 million with a cost of $146.5 million.

4.   COMMITMENTS AND CONTINGENCIES
     The Fund rents office space at 287 Bowman Avenue, 3rd Floor, Purchase, New York 10577, under a lease which is scheduled to expire on November 30, 2005. Future payments under this lease total $89,053, with minimum payments of $27,638 from May 1, 2004 through October 31, 2004, $56,682 from November 1, 2004 through October 31, 2005, and $4,734 from November 1, 2005 through November 30, 2005. The building at 287 Bowman Avenue, Purchase, New York is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Michael Tokarz, the Fund's Chairman, Portfolio Manager, and Director.

5.   CERTAIN REPURCHASES OF EQUITY SECURITIES BY THE ISSUER
     During the six months ended April 30, 2004, the Fund conducted a tender offer to acquire up to twenty-five percent (25%) of its outstanding shares of common stock at a per share cash purchase price equal to ninety-five percent (95%) of net asset value per share as of December 31, 2003, the day the offer expired. Based on a final count by the depositary for the tender offer in January 2004, 3,859,558 shares, or 23.9% of the Fund's outstanding common stock, were tendered. Because less than 25% of the Fund's shares were tendered, the Fund purchased all shares tendered. Each share accepted for purchase was purchased at a price of $8.18 resulting in a total disbursement from the Fund of $31,571,184. Repurchased shares are included in treasury stock on the Balance Sheet. Since completion of the tender offer, MVC has 12,293,042 shares of common stock outstanding (excluding those held in treasury). The anti-dilutive effect of the tender offer totaled $1,659,610 or approximately $0.12 per share for all remaining shares after the tender offer.

6.   MANAGEMENT
     On November 6, 2003, Michael Tokarz assumed his new position as Chairman, Portfolio Manager and Director of the Fund. As Portfolio Manager, Mr. Tokarz will be compensated by the Fund based upon his positive performance as the Portfolio Manager. Under the terms of his agreement with the Fund, the Fund will pay Mr. Tokarz an amount equal to the lesser of (a) 20% of the net income of the Fund for the fiscal year; or (b) the sum of (i) 20% of the net capital gains realized by the Fund in respect of the investments made during his tenure as Portfolio Manager; and (ii) the amount, if any, by which the Fund's total expenses for a fiscal year were less than two percent of the Fund's net assets (determined as of the last day of the period). Any payments to be made shall be calculated based upon the audited financial statements of the Fund for the applicable fiscal year and shall be paid as soon as practicable following the completion of such audit.
     On January 12, 2004, Frances Spark was appointed Interim Chief Financial Officer and Jackie Shapiro was appointed Secretary to the Fund.
     On March 29, 2004 at the Annual Shareholder meeting, the stockholders approved the election of Emilio Dominianni, Gerald Hellerman, Robert C. Knapp, Michael Tokarz, and Robert S. Everett to serve as members of the Board of Directors of the Fund and adopted an amendment to the Fund's Certificate of Incorporation authorizing the changing of the name of the Fund from "meVC Draper Fisher Jurvetson Fund I, Inc." to "MVC Capital, Inc."

7.   RECOVERY OF EXPENSE
     On January 21, 2004, the Fund reached an agreement with the property manager at 3000 Sand Hill Road, Menlo Park, California to terminate its lease at such location as a result of the property manager's ability to reach an agreement with a new tenant for the space. Under the terms of the agreement, the Fund bought-out its lease directly from the property manager, for an amount equal to $232,835. As a result, the Fund recovered approximately $250,000 of the remaining reserve established at October 31, 2003. Without the recovery of the reserve, the gross facilities expense for the three months ending January 31, 2004 would have been approximately $180,000.

8.   TAX MATTERS
     RETURN OF CAPITAL STATEMENT OF POSITION (ROCSOP) ADJUSTMENT: During the six months ended April 30, 2004, the Fund booked a reclassification for permanent book to tax differences during the year ended October 31, 2003. The differences totaling $11,613,512 were primarily due to net operating losses, which for tax purposes cannot be used to offset future taxable income, under Subchapter M of the Internal Revenue Code. The net operating loss resulted in a net decrease in accumulated net investment loss, a net increase in accumulated net realized loss on investment transactions and a corresponding decrease in additional paid-in capital. This reclassification had no effect on net assets.

9. SUBSEQUENT EVENTS

     On May 7, 2004, the Fund made an investment in Octagon Credit Investors, LLC ("Octagon"), a New York-based manager of leveraged loans and high yield bonds (through collateralized debt obligation funds).
     The first closing consisted of a $5,000,000 mezzanine loan, bearing interest at 15% over a seven year term. The note has a $5,000,000 principal face amount and was issued at a discounted cost basis of $4,450,000. The mezzanine loan included detachable warrants with a cost basis of $550,000. The Fund also entered into a $5,000,000 senior secured credit facility with Octagon. This credit facility has a term of up to five years and bears interest at Libor plus 4%. Octagon has not yet drawn down on this facility.
     The second closing occurred on June 1, 2004, in which the Fund closed a $560,000 equity investment in Octagon which provides the Fund a membership interest in the company.
     Effective June 9, 2004, the Valuation Committee increased the fair value of the Fund's investment in 0-In Design Automation, Inc. by $4.0 million from $2.0 million to $6.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS IS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SELECTED FINANCIAL DATA
     The following table sets forth, for the periods indicated, selected financial data:

Statement of Operations data:                              SIX MONTHS ENDED           SIX MONTHS ENDED
                                                            APRIL 30, 2004             APRIL 30, 2003
Total investment income                                       $1,224,552                $1,377,566
Total operating expenses                                       2,152,436                 8,461,752
Net investment loss                                             (927,884)               (7,084,186)
Net realized loss on investments                             (10,334,257)                 (152,845)
Net unrealized gain (loss) on investments                     14,641,676               (29,202,791)
Net increase (decrease) in assets resulting from              $3,379,535              $(29,355,636)
operations

BALANCE SHEET DATA:                                         APRIL 30, 2004            OCTOBER 31, 2003
Total assets                                                $109,248,163              $137,880,292
Total liabilities                                                402,132                   872,130
Total Shareholders Equity                                   $108,846,031              $137,008,162
Net asset value per share                                          $8.85                     $8.48

OVERVIEW
     The Fund is a non-diversified investment company that is regulated as a business development company under the Investment Company Act. The Fund's investment objective, as amended by shareholder vote on September 16, 2003, is to seek to maximize total return from capital appreciation and/or income. The Fund seeks to achieve its investment objective by providing equity and debt financing to smaller and middle market companies.
     Historically, the Fund's investing activities have focused primarily on private equity securities. Generally, private equity investments are structured as convertible preferred stock which do not pay dividends. Consequently, current income has not been a significant part of the portfolio. Typically, a cash return on the investment is not received until a liquidity event, i.e. such as a public offering or merger, occurs. However, as the Fund endeavors to implement its amended investment objective and strategy, it is expected that many investments could include a debt component that offers current income potential.
     The Fund is concentrating its investment efforts on companies that, in Management's view, provide opportunities to maximize total return from capital appreciation and/or income. Under the Fund's flexible investment approach, the Fund has the authority to invest, without limit, in any one Portfolio Company, subject to any diversification limits that may be required in order for the Fund to continue to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.
     On November 6, 2003, Michael Tokarz assumed his new position as Portfolio Manager and is seeking to implement the new strategy of maximizing total return from capital appreciation and/or income through investments primarily in senior and subordinated loans, venture capital, mezzanine and preferred instruments or other private equity instruments. The Fund has completed one new investment as of the end of its most recently completed fiscal quarter.

INVESTMENT INCOME

     FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003. Interest and other income for the six months ended April 30, 2004 and 2003 was $1,224,552 and $1,377,566, respectively, a decrease of approximately $150,000. The decrease in interest and other income during the six months ended April 30, 2004 was the result of a combination of factors: the Fund's investment in high yielding debt instruments had been reduced by the repayment of the loan to Synergy and the Fund's cash balance, lowered by the Tender Offer, continues to be invested in short term investments at low interest rates.

OPERATING EXPENSES
     FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003. Operating expenses for the six months ended April 30, 2004 and 2003 were $2.15 million and $8.46 million, respectively, a decrease of $6.31 million.
     The significant components of operating expenses for the six months ended April 30, 2004 and the major factors contributing to the decrease over the six month period ended April 30, 2003 are outlined below.
     During the six month period ended April 30, 2003, Proxy and Litigation expenses were $4 million. The expenses in 2003 were non-recurring and were associated specifically with the costs of replacing the Board of Directors in February 2003 and the repayment of legal expenses of the two major Fund shareholders, Millenco, L.P. and Karpus Investment Management who obtained judgment against the Fund in the Delaware Chancery Court.
     Other significant components of operating expenses for the six months ended April 30, 2004 include insurance premium expenses of $579,818, salaries and benefits of $579,645, legal fees of $443,129 and a facilities recovery of ($73,668).
     In February 2004, the Fund renewed its Directors & Officers/Professional Liability Insurance policies at an expense of approximately $719,000 which is being amortized over the life of the policy. The prior policy premium was $1.4 million. During the six months ended April 30, 2003, the Fund paid or accrued $321,534 in insurance premium expense.
     During the six months ended April 30, 2004, the Fund paid or accrued $579,645 in salaries and benefits. During the six months ended April 30, 2003, the Fund paid or accrued $1,892,290 in salaries and benefits. The reduced expense for the six months ended April 30, 2004 is reflective of the significant reduction in the number of Fund employees as compared to the previous period.
     During the six months ended April, 2004, the Fund paid or accrued $443,129 in legal fees. During the six months ended April 30, 2003, the Fund paid or accrued $1,151,711 in legal fees. The reduced expense for the six months ended April 30, 2004 is reflective of a decreased need for legal counsel due to the solidification of the Fund's intended direction by the current Management and that the Fund was not involved in litigation during the current period.
     During the six months ended April 30, 2004, the Fund showed a credit of $73,668 in facilities expenses. During the six months ended April 30, 2003, the Fund paid or accrued $439,027 in facilities expenses. On January 21, 2004, the

Fund reached an agreement with the property manager at 3000 Sand Hill Road, Menlo Park, California to terminate its lease at such location. Under the terms of the agreement, the Fund bought-out its lease directly from the property manager, for an amount equal to $232,835. As a result, the Fund recovered approximately $250,000 of the remaining reserve established at October 31, 2003. Without the recovery of the reserve, the gross facilities expense for the six months ended April 30, 2004 was approximately $180,000.

REALIZED GAIN AND LOSS ON PORTFOLIO SECURITIES
     FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003. Net realized losses for the six months ended April 30, 2004 and 2003 were $10.3 million and $152,845, respectively, an increased loss of $10.1 million.
     Realized losses for the six months ended April 30, 2004 resulted mainly from the return of capital by PTS Messaging to its preferred shareholders, resulting in a net loss of $10.4 million previously included in unrealized loss.
     Realized losses for the six months ended April 30, 2003 resulted mainly from the disbursement of assets from EXP Systems, Inc., a former portfolio company, to its preferred shareholders.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES
     FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003. Net decrease in unrealized depreciation for the six months ended April 30, 2004 was $14.64 million and net increase in unrealized depreciation for the six months ended April 30, 2003 was $29.2 million.
     Such net decrease in unrealized depreciation on investment transactions for the six months ended April 30, 2004 resulted mainly from the $10.4 million depreciation reclassification from unrealized to realized effected by the return of capital of PTS Messaging. Such net decrease also resulted from the determinations of the Valuation Committee to increase the fair value of the Fund's investments in Sygate, 0-In, BlueStar, Vendio and Integral by $4.9 million and to decrease the fair value of the Fund's investments in Actelis and CBCA by $1.25 million. For a further discussion on the Portfolio Companies, please refer to "Portfolio Investments" below.
     The net increase in unrealized depreciation on investment transactions for the six months ended April 30, 2003 resulted mainly from the Valuation Committee's decision to decrease the fair value of the Fund's investments in Actelis Networks, Inc., Arcot, BlueStar Solutions, Inc., CBCA, Inc., Endymion Systems, Inc., FOLIOFN, Inc., Ishoni Networks, Inc., Lumeta Corporation, Pagoo, Inc., Phosistor Technologies, Inc., ProcessClaims, Inc. DataPlay, Inc., SafeStone Technologies PLC, Sonexis, Inc. and Yaga, Inc.
     For the six months ended April 30, 2004, the accumulated deficit decreased $3.4 million and for the six months ended April 30, 2003, the accumulated deficit increased $36.4 million. The Fund's total accumulated deficit for the six months ended April 30, 2004 and 2003 was $156.7 million and $172.7 million, respectively. The decrease in accumulated deficit for the six months ended April 30, 2004 is due primarily to the Valuation Committee's net increase of the fair valuations of certain Portfolio Company investments by $2.6 million offset by a net investment loss of $927,884. The decrease is also due to the reclassification of previously repurchased treasury shares.

PORTFOLIO INVESTMENTS
     FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND THE YEAR ENDED OCTOBER 31, 2003. The cost of equity investments held by the Fund at April 30, 2004 and at October 31, 2003 was $115.5 million and $125.6 million, respectively, a decrease of $10.1 million. The aggregate fair value of equity investments at April 30, 2004 and at October 31, 2003 was $14.7 million and $11.6 million, respectively, an increase of $3.1 million. The increase in the fair value of the equity investments held by the Fund resulted mainly from the Valuation Committee's increase of the fair valuations of certain Portfolio Company equity investments. The cost of debt instruments held by the Fund at April 30, 2004 and at October 31, 2003 was $10.9 million and $16.4 million, respectively, a decrease of $5.5 million. The aggregate fair value of debt instruments at April 30, 2004 and at October 31, 2003 was $8.4 million and $12.5 million, respectively, a decrease of $4.1 million. The decrease in the cost and fair value of the debt investments resulted mainly from the early repayment of the Fund's credit facility in Synhrgy, principal repayments from other debt investments, in accordance with the terms of those investments and the Valuation Committee's decrease of the fair valuations of certain other Portfolio Company debt investments. The cost of subordinated notes held by the Fund at April 30, 2004 and at October 31, 2003 was $4.5 million and $4.5 million, respectively. The aggregate fair value of subordinated notes at April 30, 2004 and at October 31, 2003 was $0 and $0, respectively. The cost and aggregated fair value of short-term securities held by the Fund at April 30, 2004 and at October 31, 2003 was $84.4 million and $113.2 million, respectively, an increase of $28.8 million. The decrease in short-term investments resulted mainly from the return of $31.6 million in cash to the shareholders in January 2004 resulting from the completion of the Fund's tender offer. The cost and aggregate fair value of cash and cash equivalents held by the Fund at April 30, 2004 and at October 31, 2003 was $1 million and $7 thousand, respectively, an increase of approximately $993 thousand. This change in position was also impacted by the acquisition of highly liquid securities with maturities of ninety days or less. Management continues to evaluate opportunities for its Portfolio Companies to realize value for the Fund and its stockholders.
     At April 30, 2004, the Fund had active investments in the following Portfolio Companies:

ACTELIS NETWORKS, INC.
     Actelis Networks, Inc. ("Actelis"), Fremont, California, provides authentication and access control solutions to secure the integrity of e-business in Internet-scale and wireless environments.
     At October 31, 2003 and April 30, 2004, the Fund's investment in Actelis consisted of 1,506,025 shares of Series C Preferred Stock at a cost of $5.0 million. On April 29, 2004 the Valuation Committee wrote down the value of Actelis by $1.0 million to $0.0. The investment has been assigned a fair value of $0.0 million.

ARCOT SYSTEMS, INC.
     Arcot Systems, Inc. ("Arcot"), Santa Clara, California, develops solutions to address the challenges of securing e-business applications in Internet-scale and transactional environments.
     At October 31, 2003, the Fund's investment in Arcot consisted of an outstanding balance on the loan of $5.05 million with a cost of $5.0 million. The investment was assigned a fair value of $2.0 million and the warrants were assigned a fair valued of $0.0.
     During the six months ended April 30, 2004, Arcot made scheduled principal repayments totaling $561,112.
     At April 30, 2004, the Fund's investment in Arcot consisted of an outstanding balance on the loan of $4.49 million with a cost of $4.46 million. The investment has been assigned a fair value of $2.0 million and the warrants have been assigned a fair value of $0.0.

BLUESTAR SOLUTIONS, INC.
     BlueStar Solutions, Inc. ("BlueStar"), Cupertino, California, is a provider of enterprise applications outsourcing services. BlueStar delivers complete end-to-end services for managing SAP applications.
     At October 31, 2003 and April 30, 2004, the Fund's investments in BlueStar consisted of 74,211 shares of Series C Preferred Stock, 4,545,455 shares of Series D Preferred Stock, and 49,474 shares of Common Stock with a combined cost of $13.0 million. At October 31, 2003, the investments had been assigned a fair value of $1.5 million, or $0.00 per share of the Series C Preferred Stock, approximately $0.33 per share of the Series D Preferred Stock, and $0.00 per share of the Common Stock.
     On April 29, 2004 the Valuation Committee wrote up the value of the BlueStar investment by $750,000. The investments have been assigned a combined fair value of $2.25 million.

CBCA, INC.
     CBCA, Inc. ("CBCA"), Oakland, California, has developed an automated health benefit claims processing and payment system that includes full website functionality.

     At October 31, 2003, the Fund's investment in CBCA consisted of 5,729,562 shares of Series E Preferred Stock with a cost of $12.0 million. The investment was assigned a fair value of $500,000, at approximately $0.09 per share.
     On November 14, 2003, CBCA raised additional capital by re-capitalizing the company. The Fund's 5,729,562 shares in Series E Preferred Stock were converted to 753,350 shares of Common Stock. On April 29, 2004 the Valuation Committee wrote down the value of CBCA by $250,000. The investment has been assigned a fair value of $250,000 or approximately $0.33 per share.

DATAPLAY, INC.
     DataPlay, Inc. ("DataPlay"), Boulder, Colorado, developed new ways of enabling consumers to record and play digital content.
     At October 31, 2003 and April 30, 2004, the Fund's total investment in DataPlay consisted of 2,500,000 shares of Series D Preferred Stock with a cost basis of $7.5 million and seven promissory notes with a combined cost of $4.5 million. The investments have been assigned a fair value of $0.0.

DETERMINE SOFTWARE, INC.
     Determine Software, Inc. ("Determine"), San Francisco, California, is a provider of web-based contract management software.
     At October 31, 2003, the Fund's investment in Determine consisted of an outstanding balance on the loan of $2.02 million with a cost of $2.0 million and 2,229,955 warrants to purchase a future round of convertible preferred stock at a price of $0.205 per share. The investment was assigned a fair value of $2.0 million and the warrants were assigned a fair value of $0.0.
     During the six months ended April 30, 2004, Determine made scheduled principal repayments totaling $224,444.
     At April 30, 2004, the Fund's investment in Determine consisted of a loan which had an outstanding balance of $1.79 million with a cost of $1.79 million. The investment has been assigned a fair value of $1.79 million and the warrants have been assigned a fair value of $0.0.

ENDYMION SYSTEMS, INC.
     Endymion Systems, Inc. ("Endymion"), Oakland, California, is a single source supplier for strategic, web-enabled, end-to-end business solutions that help its customers leverage Internet technologies to drive growth and increase productivity.
     At October 31, 2003 and April 30, 2004, the Fund's investment in Endymion consisted of 7,156,760 shares of Series A Preferred Stock with a cost of $7.0 million. The investment has been assigned a fair value of $0.0.

FOLIOFN, INC.
     FolioFN, Inc. ("FolioFN"), Vienna, Virginia, is a financial services technology company that delivers investment solutions to financial services firms and investors.
     At October 31, 2003 and April 30, 2004, the Fund's investment in FolioFN consisted of 5,802,259 shares of Series C Preferred Stock with a cost of $15.0 million. The investment has been assigned a fair value of $0.0.
     Bruce Shewmaker, an officer of the Fund, serves as a Director of FolioFN.

INTEGRAL DEVELOPMENT CORPORATION
     Integral Development Corporation ("Integral"), Mountain View, California, is a developer of technology which enables financial institutions to expand, integrate and automate their capital markets businesses and operations.

     At October 31, 2003, the Fund's investment in Integral consisted of an outstanding balance on the loan of $4.49 million with a cost of $4.46 million. The investment was assigned a fair value of $3.5 million and the warrants were assigned a fair value of $0.0.
     During the six months ended April 30, 2004, Integral made scheduled principal repayments totaling $841,668.
     On April 29, 2004 the Valuation Committee wrote up the fair value of the Integral loan by $989,000 to $3.647 million.
     At April 30, 2004, the Fund's investment in Integral consisted of an outstanding balance on the loan of $3.65 million with a cost of $3.63 million. The investment has been assigned a fair value of $3.65 million.

ISHONI NETWORKS, INC.
     Ishoni Networks, Inc. ("Ishoni"), Santa Clara, California, developed technology that allowed customer premises equipment manufacturers and service providers to offer integrated voice, data and security services over a single broadband connection to residential and business customers.
     At October 31, 2003, the Fund's investment in Ishoni consisted of 2,003,607 shares of Series C Preferred Stock with a cost of $10.0 million. The investment was assigned a fair value of $0.0.
     During the six months ended April 30, 2004, Ishoni filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.
     At April 30, 2004, the Fund's investment in Ishoni consisted of 2,003,607 shares of Series C Preferred Stock with a cost of $10.0 million. The investment has been assigned a fair value of $0.0.

LUMETA CORPORATION

     Lumeta Corporation ("Lumeta"), Somerset, New Jersey, is a developer of network management, security, and auditing solutions. The company provides businesses with a comprehensive analysis of their network security that reveals the vulnerabilities and inefficiencies of their corporate intranets.

     At October 31, 2003 and April 30, 2004, the Fund's investment in Lumeta consisted of 384,615 shares of Series A Preferred Stock and 266,846 shares of Series B Preferred Stock with a combined cost of approximately $406,000. The investments have been assigned a fair value of $200,000, or approximately $0.11 per share of Series A Preferred Stock and approximately $0.59 per share of Series B Preferred Stock.

MAINSTREAM DATA, INC.
     Mainstream Data, Inc. ("Mainstream"), Salt Lake City, Utah, builds and operates satellite, internet, and wireless broadcast networks for the world's largest information companies. Mainstream Data networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.
     At October 31, 2003 and April 30, 2004, the Fund's investment in Mainstream consisted of 85,719 shares of Series D Preferred Stock with a cost of $3.75 million. The investment has been assigned a fair value of $0.0.

PHOSISTOR TECHNOLOGIES, INC.
     Phosistor Technologies, Inc. ("Phosistor"), Pleasanton, California, designed and developed integrated semiconductor components and modules for global telecommunications and data communications networks.
     At October 31, 2003 and April 30, 2004, the Fund's investment in Phosistor consisted of 6,666,667 shares of Series B Preferred Stock with a cost of $1.0 million. The investment has been assigned a fair value of $0.0.
     Phosistor ceased operations in 2003.

PROCESSCLAIMS, INC.
     ProcessClaims, Inc. ("ProcessClaims"), Manhattan Beach, California, provides web-based solutions and value added services that streamline the automobile insurance claims process for the insurance industry and its partners.
     At October 31, 2003 and April 30, 2004, the Fund's investments in ProcessClaims consisted of 6,250,000 shares of Series C Preferred Stock, 849,257 shares of Series D Preferred Stock, and 873,362 warrants to purchase 873,362 shares of Series E Convertible Preferred Stock with a combined cost of $2.4 million. The investment in the Series C Preferred Stock has been assigned a fair value of $2.0 million, or approximately $0.32 per share of Series C Preferred Stock, the investment in the Series D Preferred Stock has been assigned a fair value of $400,000 or approximately $0.471 per share of Series D Preferred Stock, and the investment in the Series E warrants has been assigned a fair value of $0.0.
     Nino Marakovic, an employee of the Fund, serves as a director of ProcessClaims.

PTS MESSAGING, INC. (FORMERLY PAGOO, INC.)
     PTS Messaging, Inc. ("PTS Messaging"), formerly Pagoo, Inc., Lafayette, California, developed Internet voice technologies offering Internet services direct to the consumer.
     At October 31, 2003, the Fund's investment in PTS Messaging consisted of 1,956,026 shares of Series A-1 Convertible Preferred Stock with a cost of $11.6 million. The investment was assigned a fair value of $0.0.
     During the six months ended April 30, 2004, PTS Messaging initiated a partial return of capital with proceeds totaling approximately $96,642 and a realized loss totaling approximately $10.4 million.
     At April 30, 2004, the Fund's investment in PTS Messaging consisted of 217,336 shares of Series A-1 Convertible Preferred Stock with a cost of $1.09 million. The investment has been assigned a fair value of $0.0.
     Nino Marakovic, an employee of the Fund, serves as a director of PTS Messaging.

SAFESTONE TECHNOLOGIES PLC
     SafeStone Technologies PLC ("SafeStone"), Old Amersham, UK, provides organizations with secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.
     At October 31, 2003 and April 30, 2004, the Fund's investments in SafeStone consisted of 2,106,378 shares of Series A Ordinary Stock with a cost of $4.0 million. The investment has been assigned a fair value of $0.0.

SHOPEAZE SYSTEMS, INC.
     ShopEaze Systems, Inc. ("ShopEaze"), Sunnyvale, California, partnered with established retailers to help them build online businesses to complement their existing brick-and-mortar businesses.
     At October 31, 2003 and April 30, 2004, the Fund's investment in ShopEaze consisted of 2,097,902 shares of Series B Preferred Stock with a cost of $6.0 million. The investment has been assigned a fair value of $0.0. ShopEaze ceased operations during 2002.

SONEXIS, INC.
     Sonexis, Inc. ("Sonexis"), Tewksbury, Massachusetts, is the developer of a new kind of conferencing solution - Sonexis ConferenceManager - a modular platform that supports a breadth of audio and web conferencing functionality to deliver rich media conferencing.

     At October 31, 2003 and April 30, 2004, the Fund's investment in Sonexis consisted of 2,590,674 shares of Series C Preferred Stock with a cost of $10.0 million. The investment has been assigned a fair value of approximately $500,000, or approximately $0.19 per share.

SYGATE TECHNOLOGIES, INC.
     Sygate Technologies, Inc. ("Sygate"), Fremont, California, is a provider of enterprise-focused security policy enforcement solutions which provide the infrastructure to maintain an unbroken chain of control to IT Management.
     At October 31, 2003, the Fund's investment in Sygate consisted of 9,756,098 shares of Series D Preferred Stock with a cost of $4.0 million. The investment was assigned a fair value of $4.0 million, or approximately $0.41 per share.
     During the six months ended April 30, 2004, the Valuation Committee determined to increase the carrying value of the Fund's investments in the Series D Preferred Stock of Sygate by approximately $1.5 million to $5.5 million. The increase of the fair value was based upon the company's improved financial condition.
     At April 30, 2004, the Fund's investment in Sygate consisted of 9,756,098 shares of Series D Preferred Stock with a cost of $4.0 million. The investment has been assigned a fair value of $5.5 million, or approximately $0.56 per share.

SYNHRGY HR TECHNOLOGIES, INC.
     Synhrgy HR Technologies, Inc. ("Synhrgy"), Houston, Texas, provides human resources technology and outsourcing services to Fortune 1000 companies.
     At October 31, 2003, the Fund's investment in Synhrgy consisted of an outstanding balance on the loan of $5.0 million with a cost of $4.96 million. The investment was assigned a fair value of $4.96 million and the warrants were assigned a fair value of $0.0.
     During the three months ended January 31, 2004, Synhrgy repaid the balance of its original $5.0 million credit facility to the Fund. In conjunction with the repayment of the credit facility, the Fund also exercised its 43,750 warrants in a cashless transaction for a gain of approximately $40,000.
     As of April 30, 2004, the Fund no longer held an investment in Synhrgy.

VENDIO SERVICES, INC.
     Vendio Services, Inc. ("Vendio"), San Bruno, California, enables small businesses and entrepreneurs to build Internet sales channels by providing software solutions to help these merchants efficiently market, sell and distribute their products.
     At October 31, 2003 and April 30, 2004, the Fund's investments in Vendio consisted of 10,476 shares of Common Stock and 6,443,188 shares of Series A Preferred Stock at a cost of $6.6 million. At October 31, 2003, the investments had been assigned a fair value of approximately $500,000, or $0.00 per share for the Common Stock and approximately $0.08 per share for the Series A Preferred Stock.
     On April 29, 2004, the Valuation Committee wrote up the value of Vendio by $634,000 to $1.134 million. At April 30, 2004, the investments have been assigned a fair value of $1.134 million, $0.00 per share for the Common Stock and approximately $0.176 per share for the Series A Preferred Stock.
     Nino Marakovic, an employee of the Fund, serves as a director of Vendio.

VESTAL MANUFACTURING ENTERPRISES, INC.
     Vestal Manufacturing Enterprises, Inc. ("Vestal"), Sweetwater, Tennessee, is the market leader for steel fabricated products to brick and masonry segments of the construction industry. It is the only U.S. company which manufactures and sells both cast iron and fabricated steel specialty products used in the construction of single-family homes.
     On April 29, 2004, the Fund made an investment in Vestal consisting of 40,500 shares of Common Stock at $1.11 per share for $450,000. In conjunction with this investment, the Fund made a loan of $1,000,000 to Vestal in the form of a Senior Subordinated Promissory Note. The loan has a maturity date of April 29, 2011 and earns interest at 12% per annum.
     At April 30, 2004, the Fund's investment in Vestal had a cost and fair value of $1,450,000.
     Michael Tokarz, Chairman of the Fund, and Bruce Shewmaker, an officer of the Fund, serve as directors of Vestal.

YAGA, INC.
     Yaga, Inc. ("Yaga"), San Francisco, California, provides an advanced hosted application service provider (ASP) platform that addresses emerging revenue and payment infrastructure needs of online businesses. Yaga's sophisticated payment and accounting application supports micropayments, aggregated billing and stored value accounts while also managing royalty/affiliate accounting and split payments.
     At October 31, 2003 and April 30, 2004, the Fund's investment in Yaga consisted of 300,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred and 100,000 warrants to purchase 100,000 shares of Series B Preferred Shares with a combined cost of $2.3 million. The investments have been assigned a fair value of $0.0.

0-IN DESIGN AUTOMATION, INC.
     0-In Design Automation, Inc. ("0-In"), San Jose, California, is an electronic design automation (EDA) company providing functional verification products that help verify multi-million gate application specific integrated circuit (ASIC) and system-on-chip (SOC) chip designs.
     At October 31, 2003, the Fund's investment in 0-In consisted of 2,239,291 shares of Series E Preferred Stock at a cost of $4.0 million. The investment was assigned a fair value of $1.0 million, or approximately $0.45 per share.
     During the six months ended April 30, 2004, the Valuation Committee determined to increase the carrying value of the Fund's investments in the Series E Preferred Stock of 0-In by $1.0 million to $2.0 million.
    At April 30, 2004, the Fund's investment in 0-In consisted of 2,239,291 shares of Series E Preferred Stock at a cost of $4.0 million. The investment has been assigned a fair value of $2.0 million, or approximately $0.89 per share.

LIQUIDITY AND CAPITAL RESOURCES
     At April 30, 2004, the Fund had $108.5 million of investments consisting of investments in preferred and common stocks totaling $14.7 million, investments in debt instruments totaling $8.4 million, investments in U.S. government securities totaling $84.4 million and cash and cash equivalents totaling approximately $1 million. The Fund considers all money market and other temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.
     Current balance sheet resources are believed to be sufficient to finance current commitments.
     During the six months ended April 30, 2004, the Fund commenced and completed a tender offer to acquire up to twenty-five percent (25%) of its outstanding shares of common stock at a per share cash purchase price equal to ninety-five percent (95%) of net asset value per share as of December 31, 2003, the day the offer expired. Based on a final count by the depositary for the tender offer, 3,859,558 shares were tendered at a price of $8.18 resulting in a total disbursement from the Fund of $31,571,184

SUBSEQUENT EVENTS
     On May 7, 2004, the Fund made an investment in Octagon Credit Investors, LLC ("Octagon"), a New York- based manager of leveraged loans and high yield bonds (through collateralized debt obligation funds).
     The first closing consisted of a $5,000,000 mezzanine loan, bearing interest at 15% over a seven year term. The note has a $5,000,000 principal face amount and was issued at a discounted cost basis of $4,450,000. The mezzanine loan included detachable warrants with a cost basis of $550,000. The Fund also entered into a $5,000,000 senior secured credit facility with Octagon. This credit facility has a term of up to five years and bears interest at Libor plus 4%. Octagon has not yet drawn down on this facility.
     The second closing occurred on June 1, 2004, in which the Fund closed a $560,000 equity investment in Octagon which provides the Fund a membership interest in the company.
     Effective June 9, 2004, the Valuation Committee increased the fair value of the Fund's investment in 0-In Design Automation, Inc. by $4.0 million from $2.0 million to $6.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Historically the Fund has invested in small companies, and its investments in these companies are considered speculative in nature. The Fund's investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, the Fund is subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and return of capital.
     ILLIQUID INVESTMENTS. The Fund typically invests in securities which are subject to legal or other restrictions on transfer or for which no liquid market exists. The market prices, if any, for such securities tend to be volatile and may not be readily ascertainable. The Fund may not be able to sell them when it desires to do so or to realize what it perceives to be their fair value in the event of a sale. The sale of restricted and illiquid securities often requires more time and results in higher brokerage charges or dealer discounts and other selling expenses than does the sale of securities eligible for trading on national securities exchanges or in the over-the-counter markets. The Fund may not be readily able to dispose of such illiquid investments and, in some cases, may be contractually prohibited from disposing of such investments for a specified period of time. Restricted securities may sell at a price lower than similar securities that are not subject to restrictions on resale.
     EQUITY MARKET RISK. Generally the Fund has not invested in publicly traded securities. However, if the Fund were to make such investments in the future, the Fund will be subject to equity market risk.
     INVESTMENTS IN UNLISTED SECURITIES. The Fund typically invests in unlisted securities. Because of the absence of any trading market for these investments, it may take longer to liquidate, or it may not be possible to liquidate, these positions than would be the case for publicly traded securities. Although these securities may be resold in privately negotiated transactions, the prices realized on these sales could be less than those originally paid by the Fund. Further, companies whose securities are not publicly traded may not be subject to public disclosure and other investor protection requirements applicable to publicly traded securities.
     MEZZANINE, SENIOR LOANS AND SUBORDINATED LOANS. Mezzanine securities, senior loans and subordinated loans are typically not rated by any rating agency; we believe that if such investments were rated, they would be rated below investment grade (rated lower than "Baa3" by Moody's or lower than "BBB-" by Standard & Poor's). Indebtedness of below-investment-grade quality is regarded as having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Our loans may result in a high level of risk and volatility or loss of principal. Portfolio Companies may be susceptible to economic downturns and may be unable to repay our loans during these periods.
     A Portfolio Company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on the assets securing such loans, which could trigger cross-defaults under other agreements and jeopardize our Portfolio Company's ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting Portfolio Company. In addition, if one of our Portfolio Companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that Portfolio Company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.
     GROWTH STAGE COMPANIES. While investments in growth stage companies offer the opportunity for significant capital gains, such investments involve a high degree of business and financial risk which can result in substantial losses. The stock market has experienced volatility which has particularly affected the securities of technology companies. As a result, the Fund's performance may experience substantial volatility. An investment in the Fund should not constitute a complete investment program for the investor.
     EVENTS OF SEPTEMBER 11, 2001. On September 11, 2001, terrorist attacks on the United States caused significant loss of life and property damage and disruptions in U.S. markets and in global markets. Since that time, the United States has commenced military action and imposed economic and diplomatic sanctions. The long-term impact of these events, and of further possible terrorist attacks, is unclear, but could have a material effect on general economic conditions and market liquidity.
     VALUATION RISK. The portion of our portfolio consisting of investments in private companies is also subject to valuation risk. The market value of the Fund's shares in large part depends on the values of the Fund's investments and the prospects and financial results of the companies in which the Fund invests. Many of the Fund's investments are securities of private companies that are not publicly traded except for investments in short-term securities and cash equivalents. The financial and other information regarding the issuers of these securities that is available to the Fund may be more limited than the information available in the case of issuers whose securities are publicly traded. The Board and/or the Valuation Committee determine the fair value of these securities in accordance with procedures deemed reasonable. However, fair value is an estimate and, notwithstanding the good faith efforts of the Board of Directors to determine the fair value of securities held by the Fund, there can be no assurance that those values accurately reflect the prices that the Fund would realize upon sales of those securities. Moreover, the prospects and financial condition of the companies in which the Fund invests may change positively or negatively and these changes may have a significant impact on the fair values of the Fund's investments. We value our privately held investments based on a determination made by the Board and/or the Valuation Committee on a quarterly basis and as otherwise required in accordance with our established fair value procedures. In the absence of a readily ascertainable market value, the estimated values of our investments may differ significantly from the values that would exist if a ready market for these securities existed. Any changes in valuation are recorded in our statements of operations as "Net unrealized gain
(loss) on investments."
     Investments in short term securities and cash and cash equivalents comprised approximately 78.39% of the Fund's net assets at April 30, 2004. The Fund has invested a portion of its capital in debt securities, the yield and value of which may be impacted by changes in market interest rates.
     VALUATION OF INVESTMENTS. Investments in non-publicly traded preferred and common stock are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of increases or decreases in net assets resulting from its operations. Cost is used to approximate fair value of these investments until developments affecting an investment provide a basis for valuing such investment at a value other than cost.
     The fair value of investments for which no market exists and for which the Board and/or the Fund's Valuation Committee have determined that the original cost of the investment is no longer an appropriate fair valuation will be determined on the basis of procedures approved by the Board. Valuations are based upon such factors as the financial and/or operating results of the most recent fiscal period, the performance of the company relative to planned budgets/forecasts, the issuer's financial condition and the markets in which it does business, the prices of any recent transactions or offerings regarding such securities or any proxy securities, any available analysis, media, or other reports or information regarding the issuer, or the markets or industry in which it operates, the nature of any restrictions on disposition of the securities and other analytical data. In the case of unsuccessful operations, the valuation may be based upon anticipated liquidation proceeds.
     Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, the Fund's determination of fair value may significantly differ from the fair market value that would have been used had a ready market existed for the securities. Such values do not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments.
     Investments in securities that are publicly traded on an organized exchange are valued at their quoted closing market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable. Investments in companies whose securities are actively traded in the over the counter market are valued at the average closing of their Bid and Ask prices, less a Valuation Discount to reflect the estimated effects of restrictions on the sale of such securities, if applicable. If a reliable last bid and ask price are not available, market values for equity securities are determined based on the last reliable bid quotation available from a market maker in the security.

     Short-term investments, including cash equivalents, having maturities of 90 days or less are stated at amortized cost, which approximates fair value. Other fixed income securities are stated at fair value. Fair value of these securities is determined at the most recent bid or yield equivalent from dealers that make markets in such securities.

ITEM 4. CONTROLS AND PROCEDURES
     The Fund recognizes management's responsibility for establishing and maintaining adequate internal controls over financial reporting for the Fund. Within the 90 days prior to the filing date of this quarterly report on Form 10-Q, the Fund carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the individual who performs the functions of a Principal Executive Officer (the "CEO") and the individual who performs the functions of a Principal Financial Officer (the "CFO"). Based upon that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are adequate and effective.
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation discussed above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 20, 2002, Millenco LP ("Millenco"), a stockholder, filed a complaint in the United States District Court for the District of Delaware on behalf of the Fund against meVC Advisers, Inc. (the "Former Advisor"). The complaint alleges that the fees received by the Former Advisor beginning one year prior to the filing of the complaint were excessive, in violation of
Section 36(b) of the Investment Company Act. The Former Advisor's motions to dismiss the action or transfer it to California were both denied. The case is in discovery, which has been stayed temporarily for the purpose of settlement negotiations and mediation. The Fund has been informed by Millenco that on April 30, 2004, an agreement in principle was reached in the course of mediation between Millenco and the former adviser. The agreement will be subject to approval by the Fund's Board of Directors, which would be a necessary party to the proposed settlement. If this agreement in principle is approved and consummated, the Fund would receive a net recovery of approximately $240,000, after payment of legal fees and expenses, and the former adviser persons and entities affiliated with the former principal, including a former director and two former officers of the Fund, would obtain general releases from the Fund and Millenco for any and all claims that the Fund may have against the former adviser.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following table provides information for Fund repurchases made during the six months ended April 30, 2004:


                                 (a)             (b)           (c)                            (d)
                                 Total           Average       Total Number of Shares         Maximum Number of
                                 Number of       Price         Purchased as Part of           Shares that May Yet
                                 Shares          Paid per      Publicly Announced             Be Purchased Under
Period                           Purchased       Share         Plans or Programs              the Plans or Programs
November 1, 2003 to                  -               -             -                              -
November 30, 2003

December 1, 2003 to              3,859,558       $8.18         3,859,558+                         0
December 31, 2003

January 1, 2004 to                   -               -             -                              -
January 31, 2004

February 1, 2004 to                  -               -             -                              -
April 30, 2004

Total                             3,859,558       $8.18         3,859,558+                        0



+On November 26, 2003, the Fund announced a tender offer to acquire up to twenty-five percent (25%) of its outstanding shares of common stock, or 4,038,150 shares, at a per share cash purchase price equal to ninety-five percent (95%) of net asset value per share as of December 31, 2003, the day the offer expired. As the tender offer expired during the six months ended April 31, 2004, there are no further purchases to be made.

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

                                      MEVC DRAPER FISHER JURVETSON FUND I, INC.

          Date: June 10, 2004         /s/ Michael Tokarz
                                      -----------------------------------------
                                      Michael Tokarz

                                      In the capacity of the officer who
                                      performs the functions of Principal
                                      Executive Officer.

                                      MEVC DRAPER FISHER JURVETSON FUND I, INC.

          Date: June 10, 2004         /s/ Frances Spark
                                      -----------------------------------------
                                      Frances Spark

                                      In the capacity of the officer who
                                      performs the functions of Principal
                                      Financial Officer.

                                                                     EXHIBIT 31

                          RULE 13A-14(A) CERTIFICATIONS

I, Michael Tokarz, certify that:

               1. I have reviewed this quarterly report on Form 10-Q of meVC Draper Fisher Jurvetson Fund I, Inc.;
               2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
               3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
               4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:
                         a) designed such disclosure controls and procedures, or
                    caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and
                         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financing reporting; and
               5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):
                         a) all significant deficiencies and material weaknesses
                    in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
                        b) any fraud,  whether or not  material,  that involves
                    management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:
June 10, 2004                      /s/ Michael Tokarz
                                   ---------------------------------------------
                                   Michael Tokarz
                                   In the  capacity of the officer who  performs
                                   the functions of Principal  Executive Officer
                                   of meVC Draper  Fisher  Jurvetson  Fund I,
                                   Inc.

 I, Frances Spark, certify that:

                    1. I have reviewed this quarterly report on Form 10-Q of meVC Draper Fisher Jurvetson Fund I, Inc.;
                    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
                    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
                    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:
                              a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and
                              b) evaluated the effectiveness of the registrant's
                         disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                              c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financing reporting; and
                    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):
                              a) all   significant   deficiencies  and  material
                         weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
                              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:
June 10, 2004                      /s/ Frances Spark
                                   ---------------------------------------------
                                   Frances Spark
                                   In the  capacity of the officer who  performs
                                   the functions of Principal  Financial Officer
                                   of meVC Draper Fisher Jurvetson Fund I, Inc.

                                                                     EXHIBIT 32


               CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Michael Tokarz, in the capacity of the officer who performs the functions of Principal Executive Officer of meVC Draper Fisher Jurvetson Fund I, Inc., a Delaware corporation (the "Registrant"), certifies that:

1. The Registrant's quarterly report on Form 10-Q for the period ended April 30, 2004 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

In the capacity of the officer who performs the functions of Principal Executive Officer of meVC Draper Fisher Jurvetson Fund I, Inc.



/s/ Michael Tokarz
----------------------------
Michael Tokarz

Date: June 10, 2004


Frances Spark, in the capacity of the officer who performs the functions of Principal Financial Officer, of meVC Draper Fisher Jurvetson Fund I, Inc., a Delaware corporation (the "Registrant"), certifies that:

1. The Registrant's quarterly report on Form 10-Q for the period ended April 30, 2004 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

In the capacity of the officer who performs the functions of Principal Financial Officer of meVC Draper Fisher Jurvetson Fund I, Inc. .



/s/ Frances Spark
----------------------------
Frances Spark

Date: June 10, 2004