Form 10-Q
period 2004-07-31
MVC CAPITAL, INC.
filed 2004-09-09
CIK 1099941

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

Commission File Number 000-28405

                                MVC CAPITAL, INC.
          (FORMERLY KNOWN AS MEVC DRAPER FISHER JURVETSON FUND I, INC.)

           (Exact name of the registrant as specified in its charter)

                   DELAWARE                         94-3346760
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)

              287 Bowman Avenue
                  3rd Floor
              Purchase, New York
             (Address of principal                    10577
               executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (914) 701-0310

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 9, 2004, there were 12,293,042 shares of Registrant's common stock, $.01 par value (the "Shares"), outstanding.



                                MVC Capital, Inc.
                            (A Delaware Corporation)
                                      Index

Part I. Consolidated Financial Information                                                        Page

         Item 1.  Consolidated Financial Statements
                  Consolidated Balance Sheets
                  -  July 31, 2004 and October 31, 2003.........................................   1
                  Consolidated Statement of Operations
                  -  For the Period November 1, 2003 to July 31, 2004 and
                     the Period November 1, 2002 to July 31, 2003................................  2
                  Consolidated Statement of Operations
                  -  For the Period May 1, 2004 to July 31, 2004 and
                     the Period May 1, 2003 to July 31, 2003.....................................  3
                  Consolidated Statement of Cash Flows
                  -  For the Period November 1, 2003 to July 31, 2004 and
                     the Period November 1, 2002 to July 31, 2003................................  4
                  Consolidated Statement of Shareholders' Equity
                  -  For the Period November 1, 2003 to July 31, 2004 and
                     the Period November 1, 2002 to July 31, 2003................................  5
                  Consolidated Selected Per Share Data and Ratios
                  -  For the Period November 1, 2003 to July 31, 2004 and
                     the Year ended October 31, 2003.............................................  6
                  Consolidated Schedule of Investments
                  -  July 31, 2004...............................................................  7
                  Notes to Consolidated Financial Statements..................................... 11

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................ 15

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk...................... 28

         Item 4.  Controls and Procedures........................................................ 31

Part II. Other Information

         Item 1.  Legal Proceedings.............................................................. 32

         Item 6.  Exhibits and Reports on Form 8-K............................................... 32

SIGNATURE........................................................................................ 33

Exhibits......................................................................................... 34


                   PART I. CONSOLIDATED FINANCIAL INFORMATION
                   ------------------------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                                  CONSOLIDATED FINANCIAL STATEMENTS

                                                          MVC CAPITAL, INC.
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                       JULY 31,        OCTOBER 31,
                                                                                         2004              2003
                                                                                     (UNAUDITED)
ASSETS
ASSETS
Cash and cash equivalents                                                         $     1,242,663    $         6,850
Investments in short term securities, at market value                                  57,175,439        113,237,521
   (cost $57,175,439 and $113,237,521, respectively)
Investments in subordinated notes, at fair value                                                -                  -
   (cost $4,500,000 and $4,500,000, respectively) (Note 4)
Investments in debt instruments, at fair value                                         21,847,889         12,471,288
   (cost $23,879,233 and $16,439,343, respectively) (Note 4)
Investments in preferred/common stocks, at fair value                                  33,494,001         11,600,000
   (cost $119,265,909 and $125,575,852, respectively), (Note 4)
Interest receivable                                                                       205,434            152,630
Prepaid expenses                                                                          396,381            412,003
Deposit                                                                                    12,500                  -
Other assets                                                                               51,628                  -
                                                                                 -----------------  ------------------

TOTAL ASSETS                                                                      $   114,425,935    $   137,880,292
                                                                                 =================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Administration                                                                             16,785             19,771
Audit fees                                                                                 90,566             70,736
Legal fees                                                                                201,498             43,046
Directors' fees                                                                            47,246             27,511
Employee compensation & benefits                                                          262,955            102,337
Other accrued expenses                                                                    238,531            608,729
                                                                                 -----------------  ------------------
TOTAL LIABILITIES                                                                 $       857,581    $       872,130
                                                                                 -----------------  ------------------

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value; 150,000,000 shares
   authorized; 12,293,042 and 16,152,600 shares outstanding, respectively                 165,000            165,000
Additional paid in capital                                                            299,871,488        311,485,000
Accumulated deficit                                                                  (152,002,033)      (171,746,921)
Treasury stock, at cost, 4,206,958 and 347,400 shares held, respectively              (34,466,101)        (2,894,917)
                                                                                 -----------------  ------------------
TOTAL SHAREHOLDERS' EQUITY                                                            113,568,354        137,008,162
                                                                                 -----------------  ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $   114,425,935    $   137,880,292
                                                                                 =================  ==================

NET ASSET VALUE PER SHARE                                                         $          9.24    $          8.48
                                                                                 =================  ==================

                       The accompanying notes are an integral part of these consolidated financial statements.




                                                          MVC CAPITAL, INC.
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                             (UNAUDITED)

                                                                                  FOR THE PERIOD      FOR THE PERIOD
                                                                                 NOVEMBER 1, 2003    NOVEMBER 1, 2002
                                                                                 TO JULY 31, 2004    TO JULY 31, 2003
INVESTMENT INCOME:
 Interest income                                                                  $     1,876,852    $     2,152,810
 Fee income                                                                               640,729                988
 Other income                                                                               5,060                  -
                                                                                 -----------------  ------------------
TOTAL INVESTMENT INCOME                                                                 2,522,641          2,153,798

OPERATING EXPENSES:
 Proxy/Litigation related fees & expenses                                                       -          4,037,327
 Employee compensation & benefits                                                       1,053,579          2,236,987
 Legal fees                                                                               565,817          1,412,517
 Insurance                                                                                773,454            689,929
 Facilities                                                                                 8,250            565,696
 Directors fees                                                                           178,723            396,000
 Audit fees                                                                               122,830            141,349
 Administration                                                                            76,849            108,712
 Consulting and public relations fees                                                     104,885             82,492
 Other expenses                                                                           182,838             77,561
 Printing and postage                                                                      67,674             48,606
                                                                                 -----------------  ------------------
TOTAL OPERATING EXPENSES                                                                3,134,899          9,797,176

NET INVESTMENT LOSS                                                                      (612,258)        (7,643,378)
                                                                                 -----------------  ------------------

NET REALIZED AND UNREALIZED GAIN (LOSS) ON
INVESTMENTS:

Net realized loss on
 investments                                                                          (21,397,019)          (151,931)

Net change in unrealized appreciation (depreciation)
 on investments                                                                        30,140,653        (43,027,045)
                                                                                 -----------------  ------------------

Net realized and unrealized gain (loss) on
 investments                                                                            8,743,634        (43,178,976)
                                                                                 -----------------  ------------------


NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS                                                                   $     8,131,376    $   (50,822,354)
                                                                                 =================  ==================

NET INCREASE (DECREASE) IN NET ASSETS PER SHARE
RESULTING FROM OPERATIONS                                                         $          0.63    $         (3.13)
                                                                                 =================  ==================

DIVIDENDS DECLARED PER SHARE                                                      $             -    $             -
                                                                                 =================  ==================

                       The accompanying notes are an integral part of these consolidated financial statements.


                                                             - 2 -


                                                          MVC CAPITAL, INC.
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                             (UNAUDITED)

                                                                                  FOR THE QUARTER    FOR THE QUARTER
                                                                                    MAY 1, 2004        MAY 1, 2003
                                                                                  TO JULY 31, 2004   TO JULY 31, 2003
INVESTMENT INCOME:
 Interest income                                                                  $       707,360    $       776,232
 Fee Income                                                                               590,729                  -
 Other Income                                                                                   -                  -
                                                                                 -----------------  ------------------
TOTAL INVESTMENT INCOME                                                                 1,298,089            776,232

OPERATING EXPENSES:
 Proxy/Litigation related fees & expenses                                                       -                  -
 Employee compensation & benefits                                                         473,934            344,697
 Legal fees                                                                               122,688            260,806
 Insurance                                                                                193,636            368,395
 Facilities                                                                                81,918            126,669
 Directors fees                                                                            56,994             83,769
 Audit fees                                                                                33,584             41,758
 Administration                                                                            25,142             36,605
 Consulting and public relations fees                                                      31,026             48,726
 Other expenses                                                                           (49,467)            23,999
 Printing and postage                                                                      13,008                  -
                                                                                 -----------------  ------------------
TOTAL OPERATING EXPENSES                                                                  982,463          1,335,424

NET INVESTMENT INCOME (LOSS )                                                             315,626           (559,192)
                                                                                 -----------------  ------------------

NET REALIZED AND UNREALIZED GAIN (LOSS) ON
INVESTMENTS:

Net realized gain (loss) on
 investments                                                                          (11,092,280)               914

Net change in unrealized appreciation (depreciation)
 on investments                                                                        15,498,977        (13,824,254)
                                                                                 -----------------  ------------------

Net realized and unrealized gain (loss) on
 investments                                                                            4,406,697        (13,823,340)
                                                                                 -----------------  ------------------


NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS                                                                   $     4,722,323    $   (14,382,532)
                                                                                 =================  ==================

NET INCREASE (DECREASE) IN NET ASSETS PER SHARE
RESULTING FROM OPERATIONS                                                         $          0.38    $         (0.89)
                                                                                 =================  ==================

DIVIDENDS DECLARED PER SHARE                                                      $             -    $             -
                                                                                 =================  ==================

                       The accompanying notes are an integral part of these consolidated financial statements.



                                                          MVC CAPITAL, INC.
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                             (UNAUDITED)

                                                                                  FOR THE PERIOD         FOR THE PERIOD
                                                                                 NOVEMBER 1, 2003       NOVEMBER 1, 2002
                                                                                 TO JULY 31, 2004       TO JULY 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase (decrease) in net assets resulting from operations                  $     8,131,376    $   (50,822,354)
 Adjustments to reconcile to net cash provided by
 operating activities:
      Realized loss                                                                    21,397,019            151,931
      Net change in unrealized (appreciation) depreciation                            (30,140,653)        43,027,045
      Changes in assets and liabilities:
          Prepaid expenses                                                                 15,622           (646,861)
          Interest receivable                                                             (52,804)            59,805
          Deposit                                                                         (12,500)                 -
          Other assets                                                                    (51,628)                 -
          Receivable for investments sold                                                       -            379,632
          Liabilities                                                                     (14,549)         1,503,125
      Purchases of preferred/common stocks                                            (14,710,000)        (1,999,998)
      Purchases of debt instruments                                                   (14,988,194)       (19,955,000)
      Purchases of short-term investments                                            (248,045,000)      (251,771,529)
      Purchases of cash equivalents                                                   (57,418,119)      (585,975,377)
      Purchases of warrants                                                              (550,000)                 -
      Proceeds from preferred stocks                                                      171,286          1,884,840
      Proceeds from debt instruments                                                    7,637,226            210,308
      Sales/maturities of short-term investments                                      304,662,299        164,382,598
      Sales/maturities of cash equivalents                                             56,775,616        623,822,247
                                                                                 -----------------  ------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                        32,806,997        (75,749,588)
                                                                                 -----------------  ------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Re-purchases of capital stock                                                   (31,571,184)        (2,894,917)
                                                                                 -----------------  ------------------

      NET CASH USED FOR FINANCING ACTIVITIES                                          (31,571,184)        (2,894,917)
                                                                                 -----------------  ------------------

 NET CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                                 1,235,813        (78,644,505)
                                                                                 -----------------  ------------------

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             6,850         78,873,485
                                                                                 -----------------  ------------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $     1,242,663    $       228,980
                                                                                 =================  ==================

                       The accompanying notes are an integral part of these consolidated financial statements.



                                                          MVC CAPITAL, INC.
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                             (UNAUDITED)

                                                      FUND                            ADDITIONAL
                                                     SHARES           COMMON           PAID IN            TREASURY
                                                     ISSUED            STOCK           CAPITAL             STOCK

BALANCE AT NOVEMBER 1, 2002                        16,500,000      $   165,000     $   311,485,000    $           -
Treasury shares repurchased                          (347,400)               -                   -       (2,894,917)
Net decrease in net assets from operations                  -                -                   -                -
                                                   ----------      -----------     ---------------    -------------
BALANCE AT JULY 31, 2003                           16,152,600      $   165,000     $   311,485,000    $  (2,894,917)
                                                   ----------      -----------     ---------------    -------------

BALANCE AT NOVEMBER 1, 2003                        16,152,600      $   165,000     $   311,485,000    $  (2,894,917)
Return of capital statement of position reclass             -                -         (11,613,512)               -
Treasury shares repurchased                        (3,859,558)               -                   -      (31,571,184)
Net increase in net assets from operations                  -                -                   -                -
                                                   ----------      -----------     ---------------    -------------
BALANCE AT JULY 31, 2004                           12,293,042      $   165,000     $   299,871,488    $ (34,466,101)
                                                   ----------      -----------     ---------------    -------------


                                                                            TOTAL
                                                      ACCUMULATED       SHAREHOLDERS'
                                                        DEFICIT            EQUITY

BALANCE AT NOVEMBER 1, 2002                       $  (116,263,523)   $   195,386,477
Treasury shares repurchased                                     -         (2,894,917)
Net decrease in net assets from operations            (50,822,354)       (50,822,354)
                                                  ---------------    ---------------
BALANCE AT JULY 31, 2003                          $  (167,085,877)   $   141,669,206
                                                  ---------------    ---------------

BALANCE AT NOVEMBER 1, 2003                       $  (171,746,921)       137,008,162
Return of capital statement of position reclass        11,613,512                  -
Treasury shares repurchased                                      -       (31,571,184)
Net increase in net assets from operations               8,131,376         8,131,376
                                                  ---------------    ---------------
BALANCE AT JULY 31, 2004                          $   (152,002,033)  $   113,568,354
                                                  ---------------    ---------------

                       The accompanying notes are an integral part of these consolidated financial statements.




                                                          MVC CAPITAL, INC.
                                           CONSOLIDATED SELECTED PER SHARE DATA AND RATIOS

                                                                                   FOR THE PERIOD        FOR THE
                                                                                  NOVEMBER 1, 2003      YEAR ENDED
                                                                                    JULY 31, 2004    OCTOBER 31, 2003
                                                                                     (UNAUDITED)

Net asset value, beginning of period                                              $          8.48    $         11.84

Gain (Loss) from investment operations:

    Net investment loss                                                                     (0.04)             (0.53)

    Net realized and unrealized gain (loss) on investments                                   0.67              (2.89)
                                                                                 -----------------  ------------------

    Total gain (loss) from investment operations                                             0.63              (3.42)
                                                                                 -----------------  ------------------

Less distributions from:

    Net investment income                                                                       -                  -
                                                                                 -----------------  ------------------

    Total distributions                                                                         -                  -
                                                                                 -----------------  ------------------

Capital share transactions
    Anti-dilutive effect of Share Repurchase Program                                         0.13               0.06
                                                                                 -----------------  ------------------

Net asset value, end of period                                                    $          9.24    $          8.48
                                                                                 =================  ==================

Market value, end of period                                                       $          9.60    $          8.10
                                                                                 =================  ==================

Market premium (discount)                                                                    3.90%             (4.48%)

TOTAL RETURN - AT NAV (a)                                                                    8.96%            (28.38%)

TOTAL RETURN - AT MARKET (a)                                                                18.52%              2.53%


RATIOS AND SUPPLEMENTAL DATA:

Net assets, end of period (in thousands)                                          $       113,568    $       137,008

Ratios to average net assets:

    Expenses                                                                                 3.61% (b)          7.01% (c)

    Net investment loss                                                                     (0.71%) (b)        (5.22%) (c)

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b) Annualized.

(c) The expense ratio for the year ended October 31, 2003 included approximately
$4.0 million of proxy/litigation fees and expenses. When these fees and expenses are excluded, the Fund's expense ratio was 4.52% and the net investment loss was -2.74%.

                       The accompanying notes are an integral part of these consolidated financial statements.



                                                          MVC CAPITAL, INC.
                                                CONSOLIDATED SCHEDULE OF INVESTMENTS
                                                            JULY 31, 2004
                                                             (UNAUDITED)

                                                                                        Date of
                                                                                        Initial
  Description                                                        Shares/Principal   Investment         Cost        Fair Value
------------------------------------------------------------------------------------------------------------------------------------

PREFERRED/COMMON STOCKS - 29.49% (a, b, d, g) (NOTE 3, 4, 5)

  AUTOMOTIVE DEALERSHIPS - 5.28%

 *Baltic Motors Corporation
       Common Stock                                                         54,947      June 2004     $   6,000,000    $  6,000,000

  CONFECTIONS MANUFACTURING AND DISTRIBUTION - 2.38%

 *Impact Confections, Inc.
       Common Stock                                                            252      July 2004         2,700,000       2,700,000

  FINANCIAL SERVICES - 0.98%

  Octagon Credit Investors, LLC, Common Stock                                    5      June 2004           560,000         560,000

  Octagon Credit Investors, LLC, Warrants                                        1      June 2004           550,000         550,000
                                                                                                      --------------   ------------

  TOTAL FINANCIAL SERVICES                                                                                1,110,000       1,110,000

  IRON FOUNDRIES - 0.40%

 *Vestal Manufacturing Enterprises, Inc.
       Common Stock                                                         40,500      Apr. 2004           450,000         450,000

  MANUFACTURER OF PACKAGED FOODS - 4.40%

 *Dakota Growers Pasta Company, Inc.
       Common Stock                                                        909,091      July 2004         5,000,000       5,000,000

  TECHNOLOGY INVESTMENTS - 16.05%

  Actelis Networks, Inc. Series C                                        1,506,025      May 2001          5,000,003               -

 *Blue Star Solutions, Inc.:
       Common Stock                                                         49,474      May 2000          3,999,999               -
       Series C Preferred                                                   74,211      May 2000          5,999,999               -

 *BlueStar Solutions Inc., Series D                                      4,545,455      Feb. 2002         3,000,000       3,000,000

  CBCA, Inc., Common Stock                                                 753,350      Apr. 2002        11,999,995               -

  DataPlay, Inc., Series D (e)                                           2,500,000      June 2001         7,500,000               -

 *Endymion Systems, Inc., Series A                                       7,156,760      June 2000         7,000,000               -

  FOLIOFN, Inc., Series C                                                5,802,259      June 2000        15,000,000               -

  Lumeta Corporation, Series A                                             384,615      Oct. 2000           250,000          43,511

  Lumeta Corporation, Series B                                             266,846      June 2002           156,489         156,489

  MainStream Data, Series D                                                 85,719      Aug. 2002         3,750,000               -

 *Phosistor Technologies, Inc., Series B (f)                             6,666,667      Jan. 2002         1,000,000               -

 *ProcessClaims, Inc., Series C                                          6,250,000      June 2001         2,000,000       2,000,000

 *ProcessClaims, Inc., Series D                                            849,257      May 2002            400,000         400,000

 *ProcessClaims, Inc.
       Series E warrants, expire 12/31/05 (g)                              873,362      May 2002                 20               -

  SafeStone Technologies PLC
     Series A Ordinary Shares                                            2,106,378      Dec. 2000         4,015,402               -

 *ShopEaze Systems, Inc., Series B (f)                                   2,097,902       May 2000         6,000,000               -

 *Sonexis, Inc., Series C                                                2,590,674      June 2000        10,000,000               -

 *Sygate Technologies, Inc., Series D                                    9,756,098      Oct. 2002         4,000,000       5,500,000

 *Vendio Services, Inc., Common Stock (c)                                   10,476      June 2000         5,500,000               -

 *Vendio Services, Inc., Series A (c)                                    6,443,188      Jan. 2002         1,134,001       1,134,001

                       The accompanying notes are an integral part of these consolidated financial statements.


                                                          MVC CAPITAL, INC.
                                                CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
                                                            JULY 31, 2004
                                                             (UNAUDITED)

                                                                                        Date of
                                                                                        Initial
  Description                                                        Shares/Principal   Investment         Cost        Fair Value
------------------------------------------------------------------------------------------------------------------------------------
 *Yaga, Inc., Series A                                                     300,000      Nov. 2000     $     300,000    $          -

 *Yaga, Inc.:
       Series B                                                          1,000,000      June 2001         2,000,000               -

 *0-In Design Automation, Inc., Series E                                 2,239,291      Nov. 2001         4,000,001       6,000,000
                                                                                                      --------------   -------------

  TOTAL TECHNOLOGY INVESTMENTS                                                                          104,005,909      18,234,001
                                                                                                      --------------   -------------

TOTAL PREFERRED/COMMON STOCKS                                                                           119,265,909      33,494,001
                                                                                                      --------------   -------------

DEBT INSTRUMENTS-19.24% (a, b)

  AUTOMOTIVE DEALERSHIPS - 3.97%

  Baltic Motors Corporation
       10.0000%, 06/25/2007                                              4,500,000      June 2004         4,500,000       4,500,000

  CONFECTIONS MANUFACTURING AND DISTRIBUTION - 4.40%

  Impact Confections, Inc.
       17.0000%, 07/30/2011                                              5,000,000      July 2004         5,000,000       5,000,000

  FINANCIAL SERVICES - 3.96%

  Octagon Credit Investors, LLC
       15.0000%, 05/07/2011                                              5,038,194       May 2004         4,498,142       4,498,142

  IRON FOUNDRIES - 0.88%

  Vestal Manufacturing Enterprises, Inc.
       12.0000%, 04/29/2011                                              1,000,000      Apr. 2004         1,000,000       1,000,000

  TECHNOLOGY INVESTMENTS - 6.03%

  Arcot Systems, Inc. (h)
       10.0000%, 12/31/2005                                              4,068,054      Dec. 2002         4,047,581       2,000,000

  Determine Software, Inc.
       12.0000%, 01/31/2006                                              1,632,222      Feb. 2003         1,623,361       1,623,361

  Determine Software, Inc., Series C Warrants (g)                        2,229,955      Feb. 2003                 -               -

  Integral Development Corporation (h)
       10.0000%, 12/31/2005                                              3,226,386      Dec. 2002         3,210,149       3,226,386
                                                                                                      --------------   -------------

  TOTAL TECHNOLOGY INVESTMENTS                                                                            8,881,091       6,849,747
                                                                                                      --------------   -------------

TOTAL DEBT INSTRUMENTS                                                                                   23,879,233      21,847,889
                                                                                                      --------------   -------------

SUBORDINATED NOTES-0.00% (a, b, g)

  TECHNOLOGY INVESTMENTS - 0.00%

  DataPlay, Inc. (e)
       6.0000%, 05/10/2005                                               2,000,000       May 2002         2,000,000               -

  DataPlay, Inc. (e)
       6.0000%, 06/17/2005                                                 500,000      June 2002           500,000               -

  DataPlay, Inc. (e)
       6.0000%, 09/24/2005                                                 200,000     Sept. 2002           200,000               -

  DataPlay, Inc. (e)
       6.0000%, 08/16/2005                                                 200,000      Aug. 2002           200,000               -

  DataPlay, Inc. (e)
       6.0000%, 08/26/2005                                                 400,000      Aug. 2002           400,000               -

  DataPlay, Inc. (e)
       6.0000%, 09/03/2005                                                 200,000     Sept. 2002           200,000               -

  DataPlay, Inc. (e)
       6.0000%, 06/27/2005                                               1,000,000      June 2002         1,000,000               -
                                                                                                      --------------   -------------

TOTAL SUBORDINATED NOTES                                                                                  4,500,000               -
                                                                                                      --------------   -------------

                       The accompanying notes are an integral part of these consolidated financial statements.



                                                          MVC CAPITAL, INC.
                                                CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
                                                            JULY 31, 2004
                                                             (UNAUDITED)

                                                                                        Date of
                                                                                        Initial
  Description                                                        Shares/Principal   Investment         Cost        Market Value
------------------------------------------------------------------------------------------------------------------------------------

SHORT-TERM SECURITIES-50.34% (b)

  U.S. GOVERNMENT & AGENCY SECURITIES-50.34% (b)

       U.S. Treasury Bill
            0.9400%, 08/05/2004                                          3,881,000      May 2004      $   3,880,612    $  3,880,612

       U.S. Treasury Bill
            0.8800%, 08/12/2004                                          6,014,000      May 2004          6,012,309       6,012,309

       U.S. Treasury Bill
            0.9000%, 08/19/2004                                          2,599,000      May 2004          2,597,830       2,597,830

       U.S. Treasury Bill
            0.9600%, 08/26/2004                                            550,000      May 2004            549,637         549,637

       U.S. Treasury Bill
            1.1000%, 09/23/2004                                          8,900,000     June 2004          8,885,587       8,885,587

       U.S. Treasury Bill
            1.0500%, 09/30/2004                                         12,848,000     July 2004         12,823,375      12,823,375

       U.S. Treasury Bill
            1.1400%, 10/07/2004                                          3,300,000     July 2004          3,292,999       3,292,999

       U.S. Treasury Bill
           1.0000%, 10/14/2004                                             250,000     July 2004            249,383         249,383

       U.S. Treasury Bill
            0.9700%, 10/21/2004                                          4,706,000     July 2004          4,693,294       4,693,294

       U.S. Treasury Bill
            1.3100%, 10/28/2004                                         14,236,000     July 2004         14,190,413      14,190,413
                                                                                                      --------------   -------------

  TOTAL U.S. GOVERNMENT & AGENCY SECURITIES                                                              57,175,439      57,175,439
                                                                                                      --------------   -------------

TOTAL SHORT-TERM SECURITIES                                                                              57,175,439      57,175,439
                                                                                                      --------------   -------------


CASH AND CASH EQUIVALENTS - 1.10% (b)

  MONEY MARKET FUNDS - 1.10% (b)

  First American Prime Obligations Fund - Class A                        1,242,663     July 2004          1,242,663       1,242,663
                                                                                                      --------------   -------------

TOTAL CASH AND CASH EQUIVALENTS                                                                           1,242,663       1,242,663
                                                                                                      --------------   -------------

TOTAL INVESTMENTS - 100.17% (b)                                                                     $   206,063,244    $113,759,992
                                                                                                      ==============   =============



                       The accompanying notes are an integral part of these consolidated financial statements.


                                MVC CAPITAL, INC.
                CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
                                  JULY 31, 2004
                                   (UNAUDITED)

(a) These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b) Percentages are based on net assets of $113,568,354 as of July 31, 2004.

(c) As defined in the Investment Company Act of 1940, at July 31, 2004, the Fund was considered to have a controlling interest in Baltic Motors Corporation, Vendio Services, Inc., and Vestal Manufacturing Enterprises, Inc.

(d) All of the Fund's preferred and common stock and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Baltic Motors Corporation and SafeStone Technologies PLC. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(e) Company assets purchased out of bankruptcy - still awaiting confirmation of conversion rights on DataPlay, Inc. subordinated notes.

(f) Company in dissolution.

(g) Non-income producing assets.

(h) Also received warrants to purchase a number of shares of preferred stock to be determined upon exercise.

* Affiliated Issuers (Total Market Value of $32,184,001): companies in which the Fund owns at least 5% of the voting securities.

- Denotes zero cost/fair value.

                  The accompanying notes are an integral part of these consolidated financial statements.

                         MVC Capital, Inc. (the "Fund")
                   Notes to Consolidated Financial Statements
                                  July 31, 2004
                                   (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Certain amounts have been reclassified to adjust to current periods presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended October 31, 2003, as filed with the United States Securities and Exchange Commission (the "SEC") on January 29, 2004 (File No. 814-00201).

2. CONSOLIDATION

     On July 16, 2004, the Fund formed a wholly owned subsidiary MVC Financial Services, Inc. ("MVCFS"). MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Fund and the Fund's portfolio companies. Under regulations governing the content of the Fund's financial statements, the Fund is generally precluded from consolidating any entity other than another investment company; however, an exception to these regulations requires the Fund to consolidate MVCFS since it is a wholly owned operating subsidiary. The Fund does not hold MVCFS for investment purposes and does not intend to sell MVCFS. All intercompany accounts have been eliminated in consolidation.

3. CONCENTRATION OF MARKET RISK

     Financial instruments that subjected the Fund to concentrations of market risk consisted principally of preferred stocks, subordinated notes, and debt instruments, which represent approximately 48.73% of the Fund's net assets. As discussed in Note 4, investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Fund's fair value policies and procedures. The Fund's investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Fund's investments in short-term securities are in 90-day Treasury Bills, which are federally insured securities, except that the Fund's cash balances, if not large enough to be invested in 90-day Treasury Bills, are swept into a designated money market account.

4. PORTFOLIO INVESTMENTS

     During the nine months ended July 31, 2004, the Fund made five new investments, totaling $30.26 million. The investments were made in Vestal Manufacturing Enterprises, Inc., Octagon Credit Investors LLC, Baltic Motors Corporation, Dakota Growers Pasta Company, Inc. and Impact Confections, Inc. The amounts invested were $1,450,000, $5,610,000, $10,500,000, $5,000,000, and
$7,700,000 respectively. No additional investments were made in existing portfolio companies. The Fund had a return of capital from PTS Messaging, Inc. ("PTS Messaging") with proceeds totaling approximately $102,138 from the initial and final disbursement of assets and a realized loss totaling approximately

$11.6 million. As of July 31, 2004 the Fund no longer held an investment in PTS Messaging. The market value of PTS Messaging was previously written down to zero. The Fund also realized a loss on Ishoni Networks, Inc. ("Ishoni") of approximately $10.0 million. The Fund received no proceeds from the dissolution of this company and the investment has been removed from the Fund's portfolio. The market value of Ishoni was previously written down to zero. There was one gain of $39,630 representing proceeds received from the cashless exercise of the Fund's warrants of Synhrgy HR Technologies, Inc. ("Synhrgy") in conjunction with the early repayment by Synhrgy of the $4.9 million remaining balance of the Fund's credit facility. The Fund also began to receive the monthly principal repayments on the credit facilities of Integral Development Corporation ("Integral"), Arcot Systems, Inc. ("Arcot"), and Determine Software, Inc. ("Determine"). Each made payments according to its respective credit facility agreement totaling the following amounts: Arcot $981,946, Determine, $392,778 and Integral, $1,262,502.

     For the nine months ended July 31, 2004, the Valuation Committee of the Board of Directors ("Valuation Committee") increased the fair value of the Fund's investments in 0-In Design Automation, Inc. ("0-In") by $5 million, Sygate Technologies, Inc. ("Sygate") by $1.5 million, BlueStar Solutions by $1.5 million, Vendio by $634,000 and Integral Development Corp. by $989,000 and wrote down the fair value of the Fund's investments in Actelis Networks, Inc., by $1,000,000, CBCA, Inc. by $500,000, and Sonexis, Inc. by $500,000.

     At July 31, 2004, the fair value of all portfolio investments, exclusive of short-term securities, was $55.34 million with a cost of $143.15 million and at October 31, 2003, the fair value of all portfolio investments, exclusive of short-term securities, was $24.1 million with a cost of $146.5 million.

5. COMMITMENTS AND CONTINGENCIES

     The Fund rents office space at 287 Bowman Avenue, 3rd Floor, Purchase, New York 10577, under a lease which is scheduled to expire on November 30, 2005. Future payments under this lease total $71,025, with minimum payments of $14,343 from August 1, 2004 through October 31, 2004, $56,682 from November 1, 2004 through October 31, 2005, and $4,734 from November 1, 2005 through November 30, 2005. The building at 287 Bowman Avenue, Purchase, New York is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Michael Tokarz, the Fund's Chairman, Portfolio Manager, and Director.

      The Fund also extended a $5,000,000 senior secured credit facility to Octagon Credit Investors, LLC ("Octagon"). This credit facility expires on May 7, 2009 and bears interest at LIBOR plus 4%. Octagon has not yet drawn down on this facility.

6. CERTAIN REPURCHASES OF EQUITY SECURITIES BY THE ISSUER

     During the nine months ended July 31, 2004, the Fund conducted a tender offer to acquire up to twenty-five percent (25%) of its outstanding shares of common stock at a per share cash purchase price equal to ninety-five percent (95%) of net asset value per share as of December 31, 2003, the day the offer expired. Based on a final count by the depositary for the tender offer in January 2004, 3,859,558 shares, or 23.9% of the Fund's outstanding common stock, were tendered. Because less than 25% of the Fund's shares were tendered, the Fund purchased all shares tendered. Each share accepted for purchase was purchased at a price of $8.18 resulting in a total disbursement from the Fund of $31,571,184. Repurchased shares are included in treasury stock on the Balance Sheet. Since completion of the tender offer, the Fund has 12,293,042 shares of common stock outstanding (excluding those held in treasury). The anti-dilutive effect of the tender offer totaled $1,659,610 or approximately $0.13 per share for all remaining shares after the tender offer.

7. MANAGEMENT

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

     On July 7, 2004 the Fund's name change from "meVC Draper Fisher Jurvetson Fund I, Inc." to "MVC Capital, Inc." became effective.

     On July 16, 2004 the Fund commenced operations of MVCFS.

8. RECOVERY OF EXPENSES

     On January 21, 2004, the Fund reached an agreement with the property manager at 3000 Sand Hill Road, Menlo Park, California to terminate its lease at such location as a result of the property manager's ability to reach an agreement with a new tenant for the space. Under the terms of the agreement, the Fund bought-out its lease directly from the property manager, for an amount equal to $232,835. As a result, the Fund recovered approximately $250,000 of the remaining reserve established at October 31, 2003. Without the recovery of the reserve, the gross facilities expense for the nine months ending July 31, 2004 would have been approximately $258,250.

     On July 13, 2004, the Fund received $245,213 from the settlement of the case Millenco L.P. v. meVC Advisers, Inc. (See Part II, Item I Legal Proceedings.) The cash received was the reimbursement of management fees and such cash was used to offset current year other expenses resulting in a balance of $182,838 at July 31, 2004. Without this recovery, the gross other expenses for the nine months ended July 31, 2004 would have been $428,051.

9. TAX MATTERS

     RETURN OF CAPITAL STATEMENT OF POSITION (ROCSOP) ADJUSTMENT: During the nine months ended July 31, 2004, the Fund recorded a reclassification for permanent book to tax differences during the year ended October 31, 2003. The differences totaling $11,613,512 were primarily due to net operating losses, which for tax purposes cannot be used to offset future taxable income, under Subchapter M of the Internal Revenue Code. The net operating loss resulted in a net decrease in accumulated net investment loss, a net increase in accumulated net realized loss on investment transactions and a corresponding decrease in additional paid-in capital. This reclassification had no effect on net assets.

     On October 31, 2003, the Fund has a net capital loss carryforward of $37,689,502 of which $33,469,122 will expire in the year 2010 and $4,220,380 will expire in the year 2011. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed.

10. SEGMENT DATA

     The Fund's reportable segments are its investing operations as a business development company, MVC Capital, Inc. ("MVC"), and the financial advisory operations of its wholly owned subsidiary, MVC Financial Services, Inc. ("MVCFS").

     The following table presents segment data for the nine months ended July 31, 2004:


---------------------------------------- ----------------------- --------------------- -----------------------
                                                  MVC                   MVCFS               Consolidated
---------------------------------------- ----------------------- --------------------- -----------------------
Interest and dividend income                   1,876,852                  -                  1,876,852
---------------------------------------- ----------------------- --------------------- -----------------------
Fee income                                      265,729                375,000                640,729
---------------------------------------- ----------------------- --------------------- -----------------------
Other income                                     5,060                    -                    5,060
---------------------------------------- ----------------------- --------------------- -----------------------
Total operating income                         2,147,641               375,000               2,522,641
---------------------------------------- ----------------------- --------------------- -----------------------

---------------------------------------- ----------------------- --------------------- -----------------------
Total operating expenses                       3,134,899                  -                  3,134,889
---------------------------------------- ----------------------- --------------------- -----------------------
---------------------------------------- ----------------------- --------------------- -----------------------
Net operating income (loss)                    (987,258)               375,000               (612,258)
---------------------------------------- ----------------------- --------------------- -----------------------
Net realized loss on investments              (21,397,019)                -                 (21,397,019)
---------------------------------------- ----------------------- --------------------- -----------------------
Net change in  unrealized  appreciation
on investments                                 30,140,653                 -                  30,140,653
---------------------------------------- ----------------------- --------------------- -----------------------
Net  increase  in net assets  resulting
from operations                                7,756,376               375,000               8,131,376
---------------------------------------- ----------------------- --------------------- -----------------------


11.  SUBSEQUENT  EVENTS

      Effective August 1, 2004, the Fund granted Determine Software Inc. ("Determine") a six month moratorium with regards to the payment of required principal installments. The Fund agreed that for the period commencing August 1, 2004 through and including January 1, 2005, Determine shall not be required to make scheduled payments of principal, but must continue to make payments of interest.

     On August 5, 2004, the Fund made an investment in Timberland Machines & Irrigation, Inc. ("Timberland"). The Fund has provided Timberland with a $6,000,000 Senior Subordinated Note and $4,500,000 in equity financing. This financing is being used in conjunction with Timberland's purchase of the assets of The Sprinkler House and Timberland Machines divisions of Turf Products Corporation. The Senior Subordinated Note has a maturity date of August 5, 2009 and bears interest of 17%. The Fund also received warrants to purchase an additional 150 shares of Common Stock at a price of $10,000 per share. Michael Tokarz, Chairman of the Fund, and Puneet Sanan, an employee of the Fund, now serve as directors of Timberland.

     Timberland Machines has a floor plan financing program administered by Transamerica Commercial Finance Corporation. As is typical in this industry, under the terms of the dealer financing arrangement, Timberland guarantees the repurchase of product from Transamerica, if a dealer defaults on payment and the underlying assets are repossessed. The Fund has agreed to be a co-guarantor of this repurchase commitment, but its maximum potential exposure as a result of the guarantee is contractually limited to $0.5 million.

     On August 26, 2004, Affiliated Computer Services, Inc. ("ACS") acquired the Fund's portfolio company BlueStar Solutions, Inc. ("BlueStar") in a cash transaction. The Fund received approximately $4.5 million for its investment in BlueStar. The cash received includes contingent payments, to be held in escrow that may be received in late 2005 up to $459,000. The carrying value of the BlueStar investment was $3.0 million. The Fund realized a loss of approximately $8.9 million, which was offset by a decrease in unrealized loss by the same amount. The effect of the transaction on the Fund was an increase in assets by $1.1 million. After the sale, the Fund no longer held any investment in BlueStar.

     On August 30, 2004, the Fund entered into a transaction pursuant to which it received 602,131 Series A-1 preferred shares of DPHI, Inc. which purchased the assets of DataPlay, Inc. out of bankruptcy in late 2003. The Fund's legal fees in connection with the transaction were approximately $20,000.

     On September 1, 2004, Mentor Graphics Corp. ("Mentor") acquired the Fund's portfolio company 0-In Design Automation, Inc. ("0-In"). The Fund received
685,679 common shares of Mentor stock for its investment in 0-In. Of these shares approximately 82,293 will be held in escrow for a one year period. The 603,386 shares received at the time of the exchange had a market value of approximately $6.6 million. The Fund's carrying value of the 0-In investment was $6.0 million. The effect of the transaction on the Fund was an increase in assets and unrealized gain of approximately $0.6 million. After the exchange, the Fund no longer held any investment in 0-In.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Fund and its investment portfolio companies. Words such as MAY, WILL, EXPECT, BELIEVE, ANTICIPATE, INTEND, COULD, ESTIMATE, MIGHT and CONTINUE, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Fund's filings with the Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Fund should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this report.

SELECTED FINANCIAL DATA

     The following table sets forth, for the periods indicated, selected financial data:


---------------------------------------------------------------- -------------------------- -------------------------
Statement of Operations data:                                        NINE MONTHS ENDED         NINE MONTHS ENDED
                                                                       JULY 31, 2004             JULY 31, 2003
---------------------------------------------------------------- -------------------------- -------------------------
Total investment income                                                         $2,522,641                $2,153,798
---------------------------------------------------------------- -------------------------- -------------------------
Total operating expenses                                                         3,134,899                 9,797,176
---------------------------------------------------------------- -------------------------- -------------------------
Net investment loss                                                              (612,258)               (7,643,378)
---------------------------------------------------------------- -------------------------- -------------------------
Net realized loss on investments                                              (21,397,019)                 (151,931)
---------------------------------------------------------------- -------------------------- -------------------------
Net unrealized gain (loss) on investments                                       30,140,653              (43,027,045)
---------------------------------------------------------------- -------------------------- -------------------------
Net increase (decrease) in assets resulting from operations                     $8,131,376             $(50,822,354)
---------------------------------------------------------------- -------------------------- -------------------------

---------------------------------------------------------------- -------------------------- -------------------------
BALANCE SHEET DATA:                                                    JULY 31, 2004            OCTOBER 31, 2003
---------------------------------------------------------------- -------------------------- -------------------------
Total assets                                                                  $114,425,935              $137,880,292
---------------------------------------------------------------- -------------------------- -------------------------
Total liabilities                                                                  857,581                   872,130
---------------------------------------------------------------- -------------------------- -------------------------
Total Shareholders Equity                                                     $113,568,354              $137,008,162
---------------------------------------------------------------- -------------------------- -------------------------
Net asset value per share                                                            $9.24                     $8.48
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

     On November 6, 2003, Michael Tokarz assumed his new position as Portfolio Manager and is seeking to implement the new strategy of maximizing total return from capital appreciation and/or income through investments primarily in senior and subordinated loans, venture capital, mezzanine and preferred instruments or other private equity instruments. The Fund has completed five new investments as of the end of its most recently completed fiscal quarter.

INVESTMENT INCOME

     FOR THE NINE MONTHS ENDED JULY 31, 2004 AND 2003. Interest and other income for the nine months ended July 31, 2004 and 2003 was $2,522,641 and $2,153,798, respectively, an increase of approximately $369,000. The increase in interest and fee income during the nine months ended July 31, 2004 was the result of a combination of factors: the Fund's investment in new portfolio companies paying different rates of interest and the Fund's receipt of closing and monitoring fees from certain portfolio companies by the Fund and MVC Financial Services, Inc. a wholly owned subsidiary of the Fund.

OPERATING EXPENSES

     FOR THE NINE MONTHS ENDED JULY 31, 2004 AND 2003. Operating expenses for the nine months ended July 31, 2004 and 2003 were $3.13 million and $9.80 million, respectively, a decrease of $6.67 million.

     The significant components of operating expenses for the nine months ended July 31, 2004 and the major factors contributing to the decrease over the nine month period ended July 31, 2003 are outlined below.

     During the nine month period ended July 31, 2003, Proxy and Litigation expenses were $4 million. The expenses in 2003 were non-recurring and were associated specifically with the costs of replacing the Board of Directors in February 2003 and the repayment of legal expenses of the two major Fund shareholders, Millenco, L.P. and Karpus Investment Management who obtained judgment against the Fund in the Delaware Chancery Court.

     Other significant components of operating expenses for the nine months ended July 31, 2004 include insurance premium expenses of $773,454, salaries and benefits of $1,053,579, legal fees of $565,817, facilities of $8,250 and other expenses of $182,838.

     In February 2004, the Fund renewed its Directors & Officers/Professional Liability Insurance policies at an expense of approximately $719,000 which is being amortized over the life of the policy. The prior policy premium was $1.4 million. During the nine months ended July 31, 2003, the Fund paid or accrued $689,929 in insurance premium expense.

     During the nine months ended July 31, 2004, the Fund paid or accrued $1,053,579 in salaries and benefits. During the nine months ended July 31, 2003, the Fund paid or accrued $2,236,987 in salaries and benefits. The reduced expense for the nine months ended July 31, 2004 is reflective of the significant reduction in the number of Fund employees as compared to the previous period.

     During the nine months ended July, 2004, the Fund paid or accrued $565,817 in legal fees. During the nine months ended July 31, 2003, the Fund paid or accrued $1,412,517 in legal fees. The reduced expense for the nine months ended July 31, 2004 is reflective of a decreased need for legal counsel due to the solidification of the Fund's intended direction by the current Management and that the Fund was not involved in litigation during the current period.

     During the nine months ended July 31, 2004, the Fund showed a balance of $8,250 in facilities expenses. During the nine months ended July 31, 2003, the Fund paid or accrued $565,969 in facilities expenses. On January 21, 2004, the Fund reached an agreement with the property manager at 3000 Sand Hill Road, Menlo Park, California to terminate its lease at such location. Under the terms of the agreement, the Fund bought-out its lease directly from the property manager, for an amount equal to $232,835. As a result, the Fund recovered approximately $250,000 of the remaining reserve established at October 31, 2003. Without the recovery of the reserve, the gross facilities expense for the nine months ended July 31, 2004 was approximately $258,250.

     During the nine months ended July 31, 2004, the Fund showed a balance of $182,838 in other expenses. During the nine months ended July 31, 2003, the Fund paid or accrued $77,561 in other expenses. On July 13, 2004, the Fund received $245,213 from the settlement of the case Millenco L.P. v. meVC Advisers, Inc. (See Part II, Item I Legal Proceedings.) The recovery of the management fee was used to offset against current year other expenses. Without this recovery the gross other expenses for the nine months ended July 31, 2004 would have been approximately $428,051. The increase in other expenses was caused by the retention of a firm to perform an independent valuation of the Fund's securities as a part of the Fund's year-end audit and increased professional fees related to deal expenses. The expenses related to professional fees were not incurred in the prior period because the Fund was not actively seeking new portfolio investments.

REALIZED GAIN AND LOSS ON PORTFOLIO SECURITIES

     FOR THE NINE MONTHS ENDED JULY 31, 2004 AND 2003. Net realized losses for the nine months ended July 31, 2004 and 2003 were $21.4 million and $151,931, respectively, an increased loss of $21.2 million.

     Realized losses for the nine months ended July 31, 2004 resulted from the sale of PTS Messaging and Ishoni Networks. These sales resulted in net losses of $11.5 million and $10.0 million, respectively. These losses were previously included with unrealized losses.

     Realized losses for the nine months ended July 31, 2003 resulted mainly from the disbursement of assets from EXP Systems, Inc., a former portfolio company, to its preferred shareholders.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

     FOR THE NINE MONTHS ENDED JULY 31, 2004 AND 2003. Net decrease in unrealized depreciation for the nine months ended July 31, 2004 was $30.14 million and net increase in unrealized depreciation for the nine months ended July 31, 2003 was $43.02 million.

     Such net decrease in unrealized depreciation on investment transactions for the nine months ended July 31, 2004 resulted mainly from the $21.5 million reclassification from unrealized depreciation to realized loss caused by the disbursement of assets from PTS Messaging and Ishoni Networks. Such net decrease also resulted from the determinations of the Valuation Committee to increase the fair value of the Fund's investments in Sygate, 0-In, BlueStar, Vendio and Integral by $9.6 million and to decrease the fair value of the Fund's investments in Actelis, CBCA, and Sonexis by $2.0 million. For a further discussion on the portfolio companies, please refer to "Portfolio Investments" below.

     The net increase in unrealized depreciation on investment transactions for the nine months ended July 31, 2003 resulted mainly from the Valuation Committee's decision to decrease the fair value of the Fund's investments in Actelis Networks, Inc., Arcot, BlueStar Solutions, Inc., BS Management, CBCA, Inc., Endymion Systems, Inc., FOLIOFN, Inc., Ishoni Networks, Inc., Lumeta Corporation, Pagoo, Inc., Phosistor Technologies, Inc., ProcessClaims, Inc. DataPlay, Inc., SafeStone Technologies PLC, Sonexis, Inc., Vendio Services, Inc., Yaga, Inc., and 0-In Design Automation, Inc.

     For the nine months ended July 31, 2004, the accumulated deficit decreased $8.1 million and for the nine months ended July 31, 2003, the accumulated deficit increased $50.8 million. The Fund's total accumulated deficit for the nine months ended July 31, 2004 and 2003 was $152.0 million and $167.1 million, respectively. The decrease in accumulated deficit for the nine months ended July 31, 2004 is due primarily to the Valuation Committee's net increase of the fair valuations of certain portfolio company investments by $7.6 million offset by a net investment loss of $612,258. The decrease is also due to the reclassification of previously repurchased treasury shares.

PORTFOLIO INVESTMENTS

     FOR THE NINE MONTHS ENDED JULY 31, 2004 AND THE YEAR ENDED OCTOBER 31, 2003. The cost of equity investments held by the Fund at July 31, 2004 and at October 31, 2003 was $119.3 million and $125.6 million, respectively, a decrease of $6.3 million. The aggregate fair value of equity investments at July 31, 2004 and at October 31, 2003 was $33.5 million and $11.6 million, respectively, an increase of $21.9 million. The increase in the fair value of the equity investments held by the Fund resulted mainly from the purchase of equity positions in new portfolio companies and the Valuation Committee's increase of the fair valuations of certain portfolio company equity investments. The cost of debt instruments held by the Fund at July 31, 2004 and at October 31, 2003 was $23.9 million and $16.4 million, respectively, an increase of $7.5 million. The aggregate fair value of debt instruments at July 31, 2004 and at October 31, 2003 was $21.8 million and $12.5 million, respectively, an increase of $9.3 million. The increase in the cost and fair value of the debt investments resulted mainly from the debt investments made in new portfolio companies during the period. The cost of subordinated notes held by the Fund at July 31, 2004 and at October 31, 2003 was $4.5 million and $4.5 million, respectively. The aggregate fair value of subordinated notes at July 31, 2004 and at October 31, 2003 was $0 and $0, respectively. The cost and aggregated fair value of short-term securities held by the Fund at July 31, 2004 and at October 31, 2003 was $57.2 million and $113.2 million, respectively, a decrease of $56.0 million. The decrease in short-term investments resulted mainly from the return of $31.6 million in cash to the shareholders in January 2004 resulting from the completion of the Fund's tender offer and investments made in new portfolio companies. The cost and aggregate fair value of cash and cash equivalents held by the Fund at July 31, 2004 and at October 31, 2003 was $1.2 million and $7 thousand, respectively, an increase of approximately $1.1 million. This change in position was also impacted by the acquisition of highly liquid securities with maturities of ninety days or less. Management continues to evaluate opportunities for its portfolio companies to realize value for the Fund and its stockholders.

     During the nine months ended July 31, 2004, the Fund had active investments in the following portfolio companies:

ACTELIS NETWORKS, INC.

     Actelis  Networks,   Inc.  ("Actelis"),   Fremont,   California,   provides
authentication   and  access  control  solutions  to  secure  the  integrity  of
e-business in Internet-scale and wireless environments.

     At October 31, 2003 and July 31, 2004, the Fund's investment in Actelis consisted of 1,506,025 shares of Series C Preferred Stock at a cost of $5.0 million. On April 29, 2004 the Valuation Committee wrote down the value of Actelis by $1.0 million to $0.0. The investment has been assigned a fair value of $0.0.

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

     During the nine months ended July 31, 2004, Arcot made scheduled principal repayments totaling $981,946.

     At July 31, 2004, the Fund's investment in Arcot consisted of an outstanding balance on the loan of $4.07 million with a cost of $4.05 million. The investment has been assigned a fair value of $2.0 million and the warrants have been assigned a fair value of $0.0.

BALTIC MOTORS CORPORATION

     Baltic Motors Corporation ("Baltic"), Farmington Hills, Michigan, is a U.S. company focused on the importation and sale of Ford and Land Rover vehicles and parts throughout Latvia, a member of the European Union.

     On June 25, 2004, the Fund made an investment in Baltic consisting of 54,947.37 shares of Common Stock at $109.20 per share for $6.0 million. In conjunction with this investment, the Fund made a mezzanine loan of $4.5 million to Baltic in the form of a Senior Subordinated Note. The loan has a maturity date of June 25, 2007 and earns interest at 10% per annum.

     At July 31, 2004, the Fund's investment in Baltic had a cost and fair value of $10.5 million. Michael Tokarz, Chairman of the Fund, and Frances Spark and Bruce Shewmaker, officers of the Fund, serve as directors for Baltic.

BLUESTAR SOLUTIONS, INC.

     BlueStar Solutions, Inc. ("BlueStar"), Cupertino, California, is a provider of enterprise applications outsourcing services. BlueStar delivers complete end-to-end services for managing SAP applications.

     At October 31, 2003 and July 31, 2004, the Fund's investments in BlueStar consisted of 74,211 shares of Series C Preferred Stock, 4,545,455 shares of Series D Preferred Stock, and 49,474 shares of Common Stock with a combined cost of $13.0 million. At October 31, 2003, the investments had been assigned a fair value of $1.5 million, or $0.00 per share of the Series C Preferred Stock, approximately $0.33 per share of the Series D Preferred Stock, and $0.00 per share of the Common Stock.

     On April 29, 2004 and July 29, 2004 the Valuation Committee wrote up the value of the BlueStar investment by $750,000 for a total write up of $1.5 million. The increase of the fair value was based upon better than anticipated financial results. The investments have been assigned a combined fair value of $3.0 million.

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

     On November 14, 2003, CBCA raised additional capital by re-capitalizing the company. The Fund's 5,729,562 shares in Series E Preferred Stock were converted to 753,350 shares of Common Stock. On April 29, 2004 the Valuation Committee wrote down the value of CBCA by $250,000. On July 29, 2004, the Valuation Committee wrote down the value of CBCA by another $250,000. The investment has been assigned a fair value of $0.0.

DAKOTA GROWERS PASTA COMPANY, INC.

     Dakota Growers Pasta Company, Inc. ("Dakota"), Carrington, North Dakota, is the third largest manufacturer of dry pasta in North America and a market leader in private label sales. Dakota and its partners in DNA Dreamfields Company, LLC recently introduced a new process that reduces the number of digestible carbohydrates found in traditional pasta products.

     On July 30, 2004, the Fund made an investment in Dakota consisting of 909,091 shares of Common Stock at $5.49 per share for $5.0 million.

     At July 31, 2004, the Fund's investment in Dakota had a cost and fair value of $5.0 million. Michael Tokarz, Chairman of the Fund, serves as a director of Dakota.

DATAPLAY, INC.

     DataPlay, Inc. ("DataPlay"), Boulder, Colorado, developed new ways of enabling consumers to record and play digital content.

     At October 31, 2003 and July 31, 2004, the Fund's total investment in DataPlay consisted of 2,500,000 shares of Series D Preferred Stock with a cost basis of $7.5 million and seven promissory notes with a combined cost of $4.5 million. The investments have been assigned a fair value of $0.0.

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

     During the nine months ended July 31, 2004, Determine made scheduled principal repayments totaling $392,778.

      At July 31, 2004, the Fund's investment in Determine consisted of a loan which had an outstanding balance of $1.63 million with a cost of $1.62 million. The investment has been assigned a fair value of $1.62 million and the warrants have been assigned a fair value of $0.0.

ENDYMION SYSTEMS, INC.

     Endymion Systems, Inc. ("Endymion"), Oakland, California, is a single source supplier for strategic, web-enabled, end-to-end business solutions that help its customers leverage Internet technologies to drive growth and increase productivity.

     At October 31, 2003 and July 31, 2004, the Fund's investment in Endymion consisted of 7,156,760 shares of Series A Preferred Stock with a cost of $7.0 million. The investment has been assigned a fair value of $0.0.

FOLIOFN, INC.

     FolioFN, Inc. ("FolioFN"), Vienna, Virginia, is a financial services technology company that delivers investment solutions to financial services firms and investors.

     At October 31, 2003 and July 31, 2004, the Fund's investment in FolioFN consisted of 5,802,259 shares of Series C Preferred Stock with a cost of $15.0 million. The investment has been assigned a fair value of $0.0.

     Bruce Shewmaker, an officer of the Fund, serves as a Director of FolioFN.

IMPACT CONFECTIONS, INC.

     Impact Confections, Inc. ("Impact"), Roswell, New Mexico founded in 1981, is a manufacturer and distributor of children's candies.

     On July,  30, 2004,  the Fund made an  investment  in Impact  consisting of
252.472 shares of Common Stock at $10,694.26 per share for $2.7 million. In conjunction with this investment, the Fund made a loan of $5.0 million to Impact in the form of a Senior Subordinated Note. The loan has a maturity of July 30, 2011 and earns interest at 17% per annum.

     At July 31, 2004, the Fund's investment in Impact had a cost and a combined fair value of $7.7 million.

     Puneet Sanan and Shivani Khurana, employees of the Fund, serve as directors of Impact.

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

     During the nine months ended July 31, 2004, Integral made scheduled principal repayments totaling $1,262,502.

     On April 29, 2004 the Valuation Committee wrote up the fair value of the Integral loan by $989,000 to $3.647 million.

     At July 31, 2004, the Fund's investment in Integral consisted of an outstanding balance on the loan of $3.23 million with a cost of $3.21 million. The investment has been assigned a fair value of $3.23 million.

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

     During the nine months ended July 31, 2004, Ishoni filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The case was closed on April 13, 2004 as a "No Asset Case".

     At July 31, 2004, the Fund no longer held any investment in Ishoni. As a result, a realized loss of approximately $10.0 million was recognized which was offset by a reduction in unrealized loss by the same $10.0 million. Therefore, the net effect of the removal of the investment was zero.

LUMETA CORPORATION

     Lumeta Corporation ("Lumeta"), Somerset, New Jersey, is a developer of network management, security, and auditing solutions. The company provides businesses with a comprehensive analysis of their network security that reveals the vulnerabilities and inefficiencies of their corporate intranets.

     At October 31, 2003 and July 31, 2004, the Fund's investment in Lumeta consisted of 384,615 shares of Series A Preferred Stock and 266,846 shares of Series B Preferred Stock with a combined cost of approximately $406,000. The investments have been assigned a fair value of $200,000, or approximately $0.11 per share of Series A Preferred Stock and approximately $0.59 per share of Series B Preferred Stock.

MAINSTREAM DATA, INC.

     Mainstream Data, Inc. ("Mainstream"), Salt Lake City, Utah, builds and operates satellite, internet, and wireless broadcast networks for the world's largest information companies. Mainstream Data networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.

     At October 31, 2003 and July 31, 2004, the Fund's investment in Mainstream consisted of 85,719 shares of Series D Preferred Stock with a cost of $3.75 million. The investment has been assigned a fair value of $0.0.

OCTAGON CREDIT INVESTORS, LLC

     On May 7, 2004, the Fund made an investment in Octagon Credit Investors, LLC ("Octagon"), a New York-based manager of leveraged loans and high yield bonds.

     The first closing consisted of a $5,000,000 Senior Subordinated Loan, bearing interest at 15% over a seven year term. The note has a $5,000,000 principal face amount and was issued at a discounted cost basis of $4,450,000. The mezzanine loan included detachable warrants with a cost basis of $550,000. The Fund also entered into a $5,000,000 senior secured credit facility with Octagon. This credit facility expires on May 7, 2009 and bears interest at LIBOR plus 4%. Octagon has not yet drawn down on this facility.

    The second closing occurred on June 1, 2004, in which the Fund closed a $560,000 equity investment in Octagon which provides the Fund a membership interest in the company.

     At July 31, 2004, the Fund's mezzanine loan had an outstanding balance of $5.04 million with a cost of $4.50 million. The mezzanine loan was assigned a fair value of $4.50 million. The increase in the outstanding balance, cost and fair value of the loan is due to the accretion of the market discount and the capitalization of "paid in kind" interest. The equity investment in Octagon had been assigned a fair value of $560,000.

PHOSISTOR TECHNOLOGIES, INC.

     Phosistor  Technologies,   Inc.  ("Phosistor"),   Pleasanton,   California,
designed and developed integrated semiconductor components and modules for global telecommunications and data communications networks.

     At October 31, 2003 and July 31, 2004, the Fund's investment in Phosistor consisted of 6,666,667 shares of Series B Preferred Stock with a cost of $1.0 million. The investment has been assigned a fair value of $0.0.

     Phosistor ceased operations in 2003.

PROCESSCLAIMS, INC.

     ProcessClaims, Inc. ("ProcessClaims"), Manhattan Beach, California, provides web-based solutions and value added services that streamline the automobile insurance claims process for the insurance industry and its partners.

     At October 31, 2003 and July 31, 2004, the Fund's investments in ProcessClaims consisted of 6,250,000 shares of Series C Preferred Stock, 849,257 shares of Series D Preferred Stock, and 873,362 warrants to purchase 873,362 shares of Series E Convertible Preferred Stock with a combined cost of $2.4 million. The investment in the Series C Preferred Stock has been assigned a fair value of $2.0 million, or approximately $0.32 per share of Series C Preferred Stock, the investment in the Series D Preferred Stock has been assigned a fair value of $400,000 or approximately $0.471 per share of Series D Preferred Stock, and the investment in the Series E warrants has been assigned a fair value of $0.0.

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

     During the nine months ended July 31, 2004, PTS Messaging initiated a partial and final disbursement of assets with proceeds totaling approximately $102,138. As a result, a realized loss of approximately $11.46 million was recognized which was offset by a reduction in unrealized loss by the same $11.46 million. Therefore, the net effect of the removal of the investment was zero.

     At July 31, 2004, the Fund no longer held any investment in PTS Messaging.

SAFESTONE TECHNOLOGIES PLC

     SafeStone Technologies PLC ("SafeStone"), Old Amersham, UK, provides organizations with secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.

     At October 31, 2003 and July 31, 2004, the Fund's investments in SafeStone consisted of 2,106,378 shares of Series A Ordinary Stock with a cost of $4.0 million. The investment has been assigned a fair value of $0.0.

SHOPEAZE SYSTEMS, INC.

     ShopEaze Systems, Inc. ("ShopEaze"), Sunnyvale, California, partnered with established retailers to help them build online businesses to complement their existing brick-and-mortar businesses.

     At October 31, 2003 and July 31, 2004, the Fund's investment in ShopEaze consisted of 2,097,902 shares of Series B Preferred Stock with a cost of $6.0 million. The investment has been assigned a fair value of $0.0. ShopEaze ceased operations during 2002.

SONEXIS, INC.

     Sonexis, Inc. ("Sonexis"), Tewksbury, Massachusetts, is the developer of a new kind of conferencing solution - Sonexis ConferenceManager - a modular platform that supports a breadth of audio and web conferencing functionality to deliver rich media conferencing.

     At October 31, 2003 and July 31, 2004, the Fund's investment in Sonexis consisted of 2,590,674 shares of Series C Preferred Stock with a cost of $10.0 million. On July 29, 2004 the Valuation Committee wrote down the value of Sonexis by $500,000. The investment has been assigned a fair value of $0.0.

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

     During the nine months ended July 31, 2004, the Valuation Committee determined to increase the carrying value of the Fund's investments in the Series D Preferred Stock of Sygate by approximately $1.5 million to $5.5 million. The increase of the fair value was based upon the company's improved financial condition.

     At July 31, 2004, the Fund's investment in Sygate consisted of 9,756,098 shares of Series D Preferred Stock with a cost of $4.0 million. The investment has been assigned a fair value of $5.5 million, or approximately $0.56 per share.

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

     During the three months ended January 31, 2004, Synhrgy repaid the balance of its original $5.0 million credit facility to the Fund. In conjunction with the repayment of the credit facility, the Fund also exercised its 43,750 warrants in a cashless transaction for a gain of approximately $40,000. As of July 31, 2004, the Fund no longer held an investment in Synhrgy.

VENDIO SERVICES, INC.

     Vendio Services, Inc. ("Vendio"), San Bruno, California, enables small businesses and entrepreneurs to build Internet sales channels by providing software solutions to help these merchants efficiently market, sell and distribute their products.

     At October 31, 2003, and July 31, 2004, the Fund's investments in Vendio consisted of 10,476 shares of Common Stock and 6,443,188 shares of Series A Preferred Stock at a cost of $6.6 million. At October 31, 2003, the investments had been assigned a fair value of approximately $500,000, or $0.00 per share for the Common Stock and approximately $0.08 per share for the Series A Preferred Stock.

     On April 29, 2004, the Valuation Committee wrote up the value of Vendio by $634,000 to $1.134 million. At July 31, 2004, the investments have been assigned a fair value of $1.134 million, $0.00 per share for the Common Stock and approximately $0.176 per share for the Series A Preferred Stock.

     Nino Marakovic, an employee of the Fund, serves as a director of Vendio.

VESTAL MANUFACTURING ENTERPRISES, INC.

     Vestal Manufacturing Enterprises, Inc. ("Vestal"), Sweetwater, Tennessee, is a market leader for steel fabricated products to brick and masonry segments of the construction industry. It is believed to be the only U.S. company which manufactures and sells both cast iron and fabricated steel specialty products used in the construction of single-family homes.

     On April 29, 2004, the Fund made an investment in Vestal consisting of 40,500 shares of Common Stock at $1.11 per share for $450,000. In conjunction with this investment, the Fund made a loan of $1,000,000 to Vestal in the form of a Senior Subordinated Promissory Note. The loan has a maturity date of April 29, 2011 and earns interest at 12% per annum.

     At July 31, 2004, the Fund's investment in Vestal had a cost and fair value of $1,450,000. Michael Tokarz, Chairman of the Fund, and Bruce Shewmaker, an officer of the Fund, serve as directors of Vestal.

YAGA, INC.

     Yaga, Inc. ("Yaga"), San Francisco, California, provides a hosted application service provider (ASP) platform that addresses emerging revenue and payment infrastructure needs of online businesses. Yaga's payment and accounting application supports micropayments, aggregated billing and stored value accounts while also managing royalty/affiliate accounting and split payments.

     At October 31, 2003 and July 31, 2004, the Fund's investment in Yaga consisted of 300,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred and 100,000 warrants to purchase 100,000 shares of Series B Preferred Shares with a combined cost of $2.3 million. The investments have been assigned a fair value of $0.0.

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

     During the nine months ended July 31, 2004, the Valuation Committee determined to increase the carrying value of the Fund's investments in the Series E Preferred Stock of 0-In by $5.0 million to $6.0 million.

     At July 31, 2004, the Fund's investment in 0-In consisted of 2,239,291 shares of Series E Preferred Stock at a cost of $4.0 million. The investment has been assigned a fair value of $6.0 million, or approximately $2.68 per share. Please see Note 11, Subsequent Events, for additional information on this investment.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 2004, the Fund had $113.7 million of investments consisting of investments in preferred and common stocks totaling $33.5 million, investments in debt instruments totaling $21.8 million, investments in U.S. government securities totaling $57.2 million and cash and cash equivalents totaling approximately $1.2 million. The Fund considers all money market and other temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. U.S. government securities and cash equivalents are highly liquid. During the nine months ended July 31, 2004, the Fund made five new investments, totaling $30.26 million. The investments were made in Vestal Manufacturing Enterprises, Inc., Octagon Credit Investors LLC, Baltic Motors Corporation, Dakota Growers Pasta Company, Inc. and Impact Confections, Inc. The amounts invested were $1,450,000, $5,610,000, $10,500,000, $5,000,000, and $7,700,000 respectively. No additional investments were made in existing portfolio companies.

     Current balance sheet resources are believed to be sufficient to finance current commitments. The Fund also maintains a $5,000,000 senior secured credit facility with Octagon Credit Investors, LLC ("Octagon"). This credit facility has a term of up to five years and bears interest at LIBOR plus 4%. Octagon has not yet drawn down on this facility.

     During the nine months ended July 31, 2004, the Fund commenced and completed a tender offer to acquire up to twenty-five percent (25%) of its outstanding shares of common stock at a per share cash purchase price equal to ninety-five percent (95%) of net asset value per share as of December 31, 2003, the day the offer expired. Based on a final count by the depositary for the tender offer, 3,859,558 shares were tendered at a price of $8.18 resulting in a total disbursement from the Fund of $31,571,184.

SUBSEQUENT EVENTS

     Effective  August  1,  2004,  the  Fund  granted  Determine  Software  Inc.
("Determine") a six month moratorium with regards to the payment of required principal installments. The Fund agreed that for the period commencing August 1, 2004 through and including January 1, 2005, Determine shall not be required to make scheduled payments of principal, but must continue to make payments of interest.

     On August 5, 2004, the Fund made an investment in Timberland Machines & Irrigation, Inc. ("Timberland"). The Fund has provided Timberland with a $6,000,000 Senior Subordinated Note and $4,500,000 in equity financing. This financing is being used in conjunction with Timberland's purchase of the assets of The Sprinkler House and Timberland Machines divisions of Turf Products Corporation. The Senior Subordinated Note has a maturity date of August 5, 2009 and bears interest of 17%. The Fund also received warrants to purchase an additional 150 shares of Common Stock at a price of $10,000 per share. Michael Tokarz, Chairman of the Fund, and Puneet Sanan, an employee of the Fund, now serve as directors of Timberland.

     Timberland Machines has a floor plan financing program administered by Transamerica Commercial Finance Corporation. As is typical in this industry, under the terms of the dealer financing arrangement, Timberland guarantees the repurchase of product from Transamerica, if a dealer defaults on payment and the underlying assets are repossessed. The Fund has agreed to be a co-guarantor of this repurchase commitment, but its maximum potential exposure as a result of the guarantee is contractually limited to $0.5 million.

     On August 26, 2004, Affiliated Computer Services, Inc. ("ACS") acquired the Fund's portfolio company BlueStar Solutions, Inc. ("BlueStar") in a cash transaction. The Fund received approximately $4.5 million for its investment in BlueStar. The cash received includes contingent payments, to be held in escrow that may be received in late 2005 up to $459,000. The carrying value of the BlueStar investment was $3.0 million. The Fund realized a loss of approximately $8.9 million, which was offset by a decrease in unrealized loss by the same amount. The effect of the transaction on the Fund was an increase in assets by $1.1 million. After the sale, the Fund no longer held any investment in BlueStar.

     On August 29, 2004, the Fund entered into a transaction pursuant to which it received 602,131 Series A-1 preferred shares of DPHI, Inc. which purchased the assets of DataPlay, Inc. out of bankruptcy in late 2003. The Fund's legal fees in connection with the transaction were approximately $20,000.

     On September 1, 2004, Mentor Graphics Corp. ("Mentor") acquired the Fund's portfolio company 0-In Design Automation, Inc. ("0-In"). The Fund received
685,679 common shares of Mentor stock for its investment in 0-In. Of these shares approximately 82,293 will be held in escrow for a one year period. The 603,386 shares received at the time of the exchange had a market value of approximately $6.6 million. The Fund's carrying value of the 0-In investment was $6.0 million. The effect of the transaction on the Fund was an increase in assets and unrealized gain of approximately $0.6 million. After the exchange, the Fund no longer held any investment in 0-In.

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

     EQUITY MARKET RISK. Generally the Fund has not invested in publicly traded securities. However, if the Fund were to make such investments in the future, the Fund will be subjected to equity market risk.

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

     MEZZANINE, SENIOR LOANS AND SUBORDINATED LOANS. Mezzanine securities, senior loans and subordinated loans are typically not rated by any rating agency; we believe that if such investments were rated, they would be rated below investment grade (rated lower than "Baa3" by Moody's or lower than "BBB-" by Standard & Poor's). Indebtedness of below-investment-grade quality is regarded as having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Our loans may result in a high level of risk and volatility, including loss of principal. Portfolio companies may be susceptible to economic downturns and may be unable to repay our loans during these periods.

     A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on the assets securing such loans, which could trigger cross-defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one or more of our portfolio companies were to go bankrupt, even though we may have structured our investment as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

     GROWTH STAGE COMPANIES. While investments in growth stage companies offer the opportunity for significant capital gains, such investments involve a high degree of business and financial risk which can result in substantial losses to the Fund. The stock market has experienced volatility over the past several periods which has particularly affected the securities of technology companies. As a result, the Fund's performance may experience substantial volatility as a result of its investments in growth stage companies. An investment in the Fund should not constitute a complete investment program for the investor.

     EVENTS OF SEPTEMBER 11, 2001. On September 11, 2001, terrorist attacks on the United States caused significant loss of life and property damage and disruptions in U.S. markets and in global markets. Since that time, the United States has commenced military action and imposed economic and diplomatic sanctions. The long-term impact of these events, and of further possible terrorist attacks, is unclear, but could have a material effect on general economic conditions and market liquidity going forward.

     VALUATION RISK. The portion of our portfolio consisting of investments in private companies is also subject to valuation risk. The market value of the Fund's shares in large part depends on the values of the Fund's investments and the prospects and financial results of the companies in which the Fund invests. Many of the Fund's investments are securities of private companies that are not publicly traded, except for investments in short-term securities and cash equivalents. The financial and other information regarding the issuers of these securities that is available to the Fund may be more limited than the information available in the case of issuers whose securities are publicly traded. The Board and/or the Valuation Committee determine the fair value of these securities in accordance with procedures deemed reasonable. However, fair value is an estimate and, notwithstanding the good faith efforts of the Board of

Directors to determine the fair value of securities held by the Fund, there can be no assurance that those values accurately reflect the prices that the Fund would realize upon sales of those securities. Moreover, the prospects and financial condition of the companies in which the Fund invests may change positively or negatively and these changes may have a significant impact on the fair values of the Fund's investments. We value our privately held investments based on a determination made by the Board and/or the Valuation Committee on a quarterly basis and as otherwise required in accordance with our established fair value procedures. In the absence of a readily ascertainable market value, the estimated values of our investments may differ significantly from the values that would exist if a ready market for these securities existed. Any changes in valuation are recorded in our statements of operations as "Net unrealized gain
(loss) on investments."

     Investments in short term securities and cash and cash equivalents comprised approximately 51.44% of the Fund's net assets at July 31, 2004. The Fund has invested a portion of its capital in debt securities, the yield and value of which may be impacted by changes in market interest rates.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 20, 2002, Millenco LP ("Millenco"), a stockholder, filed a complaint in the United States District Court for the District of Delaware on behalf of the Fund against meVC Advisers, Inc. (the "Former Advisor"). The complaint alleged that the fees received by the Former Advisor, beginning one year prior to the filing of the complaint, were excessive, in violation of
Section 36(b) of the Investment Company Act. The case was settled for $370,000 from which the Company received net proceeds in July 2004 of $245,213 after payment of legal fees and expenses.


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

                                        MVC CAPITAL, INC.

Date: 9/9/2004                          /s/ Michael Tokarz
                                        ---------------------------------------
                                        Michael Tokarz

                                        In  the  capacity  of  the  officer  who
                                        performs  the   functions  of  Principal
                                        Executive Officer.

                                        MVC CAPITAL, INC.

Date: 9/9/2004                          /s/ Frances Spark
                                        ---------------------------------------
                                        Frances Spark

                                        In  the  capacity  of  the  officer  who
                                        performs  the   functions  of  Principal
                                        Financial Officer.

                                                                    EXHIBIT 31
                          RULE 13A-14(A) CERTIFICATIONS

I, Michael Tokarz, certify that:

                  1. I have reviewed this quarterly report on Form 10-Q of MVC Capital, Inc.;

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

                  4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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


Dated:  9/9/2004
                                        /s/ Michael Tokarz
                                        ---------------------------------------
                                        Michael  Tokarz

                                        In  the  capacity  of  the  officer  who
                                        performs  the   functions  of  Principal
                                        Executive Officer of MVC Capital, Inc.

I, Frances Spark, certify that:

                  1. I have reviewed this quarterly report on Form 10-Q of MVC Capital, Inc.;

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

                  4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Dated:  9/9/2004
                                        /s/ Frances Spark
                                        ---------------------------------------
                                        Frances Spark

                                        In  the  capacity  of  the  officer  who
                                        performs  the   functions  of  Principal
                                        Financial Officer of MVC Capital, Inc.

                                                                     EXHIBIT 32


               CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Michael Tokarz, in the capacity of the officer who performs the functions of Principal Executive Officer of MVC Capital, Inc., a Delaware corporation (the "Registrant"), certifies that:

1. The Registrant's quarterly report on Form 10-Q for the period ended July 31, 2004 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

In the capacity of the officer who performs the functions of Principal Executive Officer of MVC Capital, Inc.


/S/ MICHAEL TOKARZ
-------------------------------
Michael Tokarz

Date:  9/9/2004

Frances Spark, in the capacity of the officer who performs the functions of Principal Financial Officer, of MVC Capital, Inc., a Delaware corporation (the "Registrant"), certifies that:

1. The Registrant's quarterly report on Form 10-Q for the period ended July 31, 2004 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

In the capacity of the officer who performs the functions of Principal Financial Officer of MVC Capital, Inc.


/S/ FRANCES SPARK
--------------------------------
Frances Spark

Date:  9/9/2004