Form 10-K
period 2004-10-31
MVC CAPITAL, INC.
filed 2005-01-14
CIK 1099941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to ______________________

Commission file number 814-00201

MVC Capital, Inc.

F/K/A MeVC Draper Fisher Jurvetson Fund Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3346760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

287 Bowman Avenue, Purchase, New York	10577
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (914) 701-0310

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

(Title of class)

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     Yes ☑ No ☐

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Fund’s most recently completed fiscal second quarter: $108,580,837 computed on the basis of $9.08 per share, closing price of the common stock on the New York Stock Exchange (the “NYSE”) on April 30, 2004. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

There were 18,938,990 shares of the registrant’s common stock, $.01 par value, outstanding as of January 13, 2005. The net asset value per share at January 13, 2005 was $9.39.

Document Incorporated by Reference:

Proxy Statement for the Fund’s Annual Meeting of Shareholders 2005, incorporated by reference in Part III, Item 10

MVC Capital, Inc.
(A Delaware Corporation)
Index

-i-

Part I

Factors That May Affect Future Results

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that involve substantial uncertainties and risks. The Fund’s future results may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. These factors are described in the “Risk Factors” section below. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers should also carefully review the risk factors described in the other documents the Fund files, or has filed, from time to time with the United States Securities and Exchange Commission “SEC”.

In this Annual Report on Form 10-K, unless otherwise indicated, “MVC Capital,” “we,” “us,” “our” or the “Fund” refer to MVC Capital, Inc. and its wholly-owned subsidiary, MVC Financial Services, Inc.

Item 1. Business

General

     MVC Capital is an internally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (“1940 Act”). MVC Capital provides long-term equity and debt investment capital to fund growth, acquisitions and/or recapitalizations of small and middle-market companies in a variety of industries primarily located in the U.S. Our investment objective is to seek to maximize total return from capital appreciation and/or income. Our investments can take the form of common and preferred stock and warrants or rights to acquire equity interests, senior and subordinated loans, convertible securities, or other interests in private equity transactions. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MVC.”

     Although the Fund has been in operation since 2000, the year 2003 marked a new beginning for the Fund. In February 2003, stockholders elected an entirely new board of directors. The board of directors developed a new long-term strategy for the Fund. In September 2003, upon the recommendation of the board of directors, stockholders voted to adopt a new investment objective for the Fund of seeking to maximize total return from capital appreciation and/or income. The Fund’s prior objective had been limited to seeking long-term capital appreciation from venture capital investments in the information technology industry. Consistent with our broader objective, we adopted a more flexible investment strategy of providing equity and debt financing to small and middle-market companies in a variety of industries. With the recommendation of the board of directors, stockholders also voted to appoint Mr. Michael Tokarz as Chairman and Portfolio Manager to lead the implementation of our new objective and strategy and to stabilize the existing portfolio. Since November 2003 (through October 31, 2004), we have posted an approximately $11.61 million cumulative increase in the net asset value from these prior investments. In fiscal 2004, we reversed a trend of 12 consecutive quarters of losses and posted profitable third and fourth quarters.

     In 2004, the new management team has made seven investments pursuant to our new strategy and invested $55,710,000 of capital to these investments. We continue to perform due diligence and seek new investments that are consistent with our objective. While the Fund does not adhere to a specific equity and debt asset allocation mix, no more than 25% of the value of our total assets may be invested in the securities of one issuer (other than U.S. government securities or the securities of other regulated investment companies), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses as of the close of each quarter. Our investments are typically illiquid and they are made through privately negotiated transactions.

     Our board of directors has the authority to change any of the strategies described in this report without seeking the approval of our stockholders. However, the 1940 Act prohibits us from altering or changing our investment objective, strategies or policies such that we cease to be a business development company, nor can we voluntarily withdraw our election to be regulated as a business development company, without the approval of the holders of a “majority”, as defined in the 1940 Act, of our outstanding voting securities.

     Our portfolio company investments currently consist of common and preferred stock and warrants or rights to acquire equity interests, senior and subordinated loans, and convertible securities. At October 31, 2004, the fair value of all investments in portfolio companies was approximately $78.52 million and our total assets were approximately $126.58 million.

     Substantially all amounts not invested in securities of portfolio companies are held in cash or are invested in short-term, highly liquid money market investments. As of October 31, 2004, the Fund’s investments in short-term securities, cash equivalents and cash were valued at $47.26 million.

Corporate History And Offices

     The Fund was organized on December 2, 1999. Prior to July 2004, our name was meVC Draper Fisher Jurvetson Fund I, Inc. On March 31, 2000, the Fund raised $330 million in an initial public offering whereupon it commenced operations as a closed-end investment company. On December 4, 2002, the Fund announced it had commenced doing business under the name MVC Capital.

     In July 2004, we established a subsidiary, MVC Financial Services, Inc., which provides advisory, administrative and other services to the Fund and our portfolio companies.

     The Fund has been “internally managed,” i.e., has had no investment adviser since June 2002. All of the independent members of the current board of directors were first elected at the February 28, 2003 Annual Meeting of the stockholders, replacing the previous board of directors in its entirety. The new board of directors then worked on developing a new long-term strategy for the Fund. On March 6, 2003, the new board of directors terminated the Fund’s previous CEO and shortly thereafter, other members of the Fund’s senior management team (that had previously reported to the former CEO) resigned. Then, in September 2003, upon the recommendation of the board of directors, stockholders voted to adopt our new investment objective. With the recommendation of the board of directors, stockholders also voted to appoint Mr. Tokarz as Chairman and Portfolio Manager to lead the implementation of our new objective and strategy and to stabilize the existing portfolio.

     Our principal executive office is located at 287 Bowman Avenue, Purchase, New York 10577 and our telephone number is (914) 701-0310. Our Internet website is http://www.mvccapital.com. Copies of the Fund’s annual regulatory filings on Form 10-K, quarterly regulatory filings on Form 10-Q, Form 8-K, and other regulatory filings may be obtained from our website, free of charge.

Our Investment Strategy

     On November 6, 2003, Mr. Tokarz assumed his new position as Chairman and Portfolio Manager. He and his team are seeking to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries. The investments can include common and preferred stock and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. As of October 31, 2004, we have made seven new investments, totaling $55,710,000, pursuant to our new investment objective.

     Prior to the adoption of our current investment objective, the Fund’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Fund’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2004, 17.92% of our assets consisted of investments made by the Fund’s former management team pursuant to the prior investment objective. We are, however, seeking to manage these legacy investments in an attempt to realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

     Our new portfolio investments are made pursuant to our new objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income. Under our investment approach, we have the authority to invest, without limit, in any one portfolio company, subject to any diversification limits that may be required in order for us to continue to qualify as a Regulated Investment Company under Subchapter M of the Code (“RIC”).

     We participate in the private equity business generally by providing privately negotiated equity and/or long-term debt investment capital. Our financing is generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases, and/or bridge financings. We may or may not be a lead investor in such transactions and may also provide equity and debt financing to companies led by private equity firms. We generally invest in private companies, though, from time to time, we may invest in small public companies that may lack adequate access to public capital. We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s). Additionally, we may also acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds.

     At October 31, 2004 and October 31, 2003 (prior to the adoption of our new investment objective), the fair value of the invested portion (excluding cash and short-term money market securities) of our total assets consisted of the following:

	Percentage of Our Net Assets
	As of	As of
Type of Investment	October 31, 2004	October 31, 2003
Senior/Subordinated Loans	23.80%	9.10%
Common Stock	26.54%	0.00%
Warrants	0.48%	0.00%
Preferred Stock	16.64%	8.47%
Other Equity Investments	0.48%	0.00%
Other Rights	0.00%	0.00%

     Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments or held as cash in an interest bearing account. As of October 31, 2004, these investments were valued at approximately $47.26 million or 37.34% of total assets.

     Our current portfolio includes investments in a wide variety of industries, including food and food service, value-added distribution, industrial manufacturing, financial services and information technology.

     Investment Criteria. Prospective investments are evaluated by our investment team based upon criteria that may be modified from time to time. The criteria currently being used by management in determining whether to make an investment in a prospective portfolio company include, but are not limited to, management’s view of one or more of the following:

•	Businesses with secure market niches and predictable profit margins;

•	The presence or availability of highly qualified management teams;

•	The line of products or services offered and their market potential;

•	The presence of a sustainable competitive advantage;

•	Favorable industry and competitive dynamics; and

•	Stable free cash flow of the business.

     Co-Investments. The Fund is permitted to co-invest in certain portfolio companies with its affiliates, subject to specified conditions set forth in an exemptive order obtained from the Securities and Exchange Commission (the “SEC”). Under the terms of the exemptive order, portfolio companies purchased by the Fund and its affiliates are required to be approved by the directors who are not “interested persons” of the Fund (the “Independent Directors”) and are required to satisfy certain other conditions established by the SEC.

     Investment Structure. Portfolio company investments typically will be negotiated directly with the prospective portfolio company or its affiliates. The investment team will structure the terms of a proposed investment, including the purchase price, the type of security to be purchased or financing to be provided and the future involvement of the Fund and affiliates in the portfolio company’s business (including potential representation on its board of directors). The investment team will seek to structure the terms of the investment so as to provide for the capital needs of the portfolio company and at the same time seek to maximize the Fund’s total return.

     Once we have determined that a prospective portfolio company is suitable for investment, we work with the management and, in certain cases, other capital providers, such as senior, junior and/or equity capital providers, to structure a “deal.” We negotiate on how our investment is expected to relate relative to the other capital in the portfolio company’s capital structure.

     We may make preferred and common equity investments in companies as a part of our investing activities, particularly when we see a unique opportunity to profit from the growth of a company and the potential to enhance our returns. At times, we may invest in companies that are undergoing a restructuring but have several of the above attributes and a management team that we believe has the potential to realize a successful turnaround. Preferred equity investments may be structured with a dividend yield, which may provide us with a current return, if earned and received by the Fund.

     Our senior and subordinated debt instruments are tailored to the facts and circumstances of the deal. Our debt investments are typically not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade quality (rated lower than “Baa3” by Moody’s or lower than “BBB-” by Standard & Poor’s, commonly referred to as “junk bonds”).

     Our mezzanine investments are typically structured as subordinated loans (with or without warrants) that carry a fixed rate of interest. The loans may have interest-only payments in the early years and payments of both principal and interest in the later years, with maturities of three to ten years, although debt maturities and principal amortization schedules vary. We may also make senior secured and other types of loans or debt investments.

     We may structure the debt instrument to require restrictive affirmative and negative covenants, default penalties, lien protection, equity calls, take control provisions and board observation. Our mezzanine investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Any warrants or other rights we receive with our debt securities generally require only a nominal cost to exercise, and thus, as the portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide minority rights provisions and event-driven puts. We may seek to achieve additional investment return from the appreciation and sale of our warrants.

     Under certain circumstances, we may acquire more than 50% of the common stock of a company in a control buyout transaction. In addition to our common equity investment, we may also provide additional capital to the controlled portfolio company in the form of senior loans, subordinated debt or preferred stock.

     We fund new investments using cash, the reinvestment of previously accrued interest and dividends in debt and equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income). From time to time, we may also opt to reinvest accrued interest receivable in a new debt or equity security, in lieu of receiving such interest in cash and funding a subsequent growth investment. Although we have not done so to date, we may also acquire investments through the issuance of our common stock. The issuance of our stock as consideration may provide us with the benefit of raising equity without having to access the public markets in an underwritten offering, including the added benefit of the elimination of any commissions payable to underwriters.

     Providing Management Assistance. As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. In addition to the interest and dividends received from our investments, we often generate additional fee income for the structuring, diligence, transaction and management services and financial guarantees we provide to our portfolio companies. In some cases, officers, directors and employees of the Fund may serve as members of the board of directors of portfolio companies. The Fund may provide guidance and management assistance to portfolio companies with respect to such matters as budgets, profit goals, business and financing strategy, management additions or replacements and plans for liquidity events for portfolio company investors such as a merger or initial public offering.

     In July 2004, we established a subsidiary, MVC Financial Services, Inc., which provides advisory, administrative and other services to the Fund and our portfolio companies.

     Portfolio Company Monitoring. We monitor our portfolio companies closely to determine whether or not they continue to be attractive candidates for further investment. Specifically, we monitor their ongoing performance and operations and provide guidance and assistance where appropriate.

     The Fund follows elaborate procedures for monitoring its equity and loan investments. The investment professionals have developed a multi-dimensional flexible rating system for all of the Fund’s portfolio investments. These rating grids are updated regularly and reviewed by the Portfolio Manager, together with the investment team. Additionally, the Fund’s Valuation Committee meets at least quarterly to review a written valuation memorandum for each portfolio company and to discuss business updates.

Furthermore, the Fund’s Chief Compliance Officer administers the Fund’s compliance policies and procedures, specifically as they relate to the Fund’s investments in portfolio companies.

     We exit our investments generally when a liquidity event takes place, such as the sale, recapitalization or initial public offering of a portfolio company. Our equity holdings, including shares underlying warrants, after the exercise of such warrants, typically include registration rights which would allow us to sell the securities if the portfolio company completes a public offering.

Employees

     At October 31, 2004, Michael Tokarz served as Chairman & Portfolio Manager and we employed 11 individuals, including investment and portfolio management professionals, operations professionals and administrative staff. Substantially all of these individuals are located in the Purchase, New York office. We believe that our relations with our employees are excellent.

Operating Expenses

     The Fund bears the costs of obtaining office space, facilities, equipment, personnel and other administrative costs necessary to conduct the Fund’s business. The Fund also bears other costs relating to the Fund’s operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; NYSE fees; custodian fees; litigation costs; costs of disposing of investments including brokerage fees and commissions; and other extraordinary or nonrecurring expenses and other expenses properly payable by the Fund.

Valuation of Portfolio Securities

     Pursuant to the requirements of the 1940 Act, we value our portfolio securities at their current market values or, if market quotations are not readily available, at their fair values. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with Valuation Procedures adopted by our board of directors. Our board of directors may also hire independent consultants to review our Valuation Procedures or to conduct an independent valuation of one or more of our portfolio investments.

     Pursuant to our Valuation Procedures, our valuation committee (“Valuation Committee”) (which is currently comprised of three Independent Directors) determines fair valuations of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the statements of operations as “Net unrealized gain (loss) on investments.” Currently, our net asset value per share is calculated and published on a daily basis. The fair values determined as of the most recent quarter end are reflected, as soon as is practicable, in the calculated net asset value per share. (If the Valuation Committee determines to fair value an investment more frequently than quarterly, the most recently determined fair value would be reflected in the published net asset value per share.) Beginning on February 1, 2005, we expect to calculate and publish our net asset value per share on a monthly basis (unless determined otherwise by our Valuation Committee) instead of daily.

     We calculate our net asset value per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.

     At October 31, 2004, approximately 56.48% of our total assets represented portfolio investments recorded at fair value.

     Initially, portfolio securities for which a reliable market value cannot be determined are valued at cost (absent the existence of circumstances warranting, in management’s and the Valuation Committee’s view, a different initial value). During the period that such a portfolio security is held by the Fund, its original cost may cease to represent an appropriate valuation, and other factors must be considered. No pre-determined formula can be applied to determine fair values. Rather, the Valuation Committee makes fair value assessments based upon the estimated value at which the securities of the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties (other than in a forced or liquidation sale). The liquidity event whereby the Fund exits an investment is generally a sale, merger, recapitalization or, in some cases, the initial public offering of the portfolio company.

Valuation Methodology

     There is no one methodology to determine fair value and, in fact, for any portfolio security, fair value may be expressed as a range of values, from which we derive a single estimate of fair value. To determine the fair value of a portfolio security, the Valuation Committee analyzes the portfolio company’s financial results and projections. We generally require, where practicable, portfolio companies to provide annual audited and more regular unaudited financial statements, and/or annual projections for the upcoming fiscal year.

     The fair value of our portfolio securities is inherently subjective. Because of the inherent uncertainty of fair valuation of portfolio securities that do not have readily ascertainable market values, our estimate of fair value may significantly differ from the fair market value that would have been used had a ready market existed for the securities. Such values also do not reflect brokers’ fees or other selling costs which might become payable on disposition of such investments.

     Equity Securities. Our equity interests in portfolio companies for which there is no liquid public market are valued at their fair value. Generally, fair value of an equity interest is based upon the “enterprise value” of the portfolio company. The Valuation Committee’s analysis of enterprise value may include various factors, such as multiples of EBITDA, cash flow, net income or revenues, or in limited instances, book value or liquidation value. All of these factors may be subject to adjustment based upon the particular circumstances of a portfolio company. For example, adjustments to EBITDA may take into account compensation to previous owners or an acquisition, a recapitalization, a restructuring or related items.

     The Valuation Committee may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, or industry practices and trends in determining fair value. The Valuation Committee may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing enterprise value. The determined fair values are generally discounted to account for restrictions on resale and minority control positions.

     Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

     Loans and Debt Securities. For loans and debt securities, fair value generally approximates cost unless there is a reduced enterprise value or the overall financial condition of the portfolio company or other factors indicate a lower fair value for the loan or debt security.

     Generally, in arriving at a fair value for a debt security or a loan, the Valuation Committee focuses on the portfolio company’s ability to service and repay the debt and considers its underlying assets. With respect to a convertible debt security, the Valuation Committee also analyzes the excess of the value of the underlying security over the conversion price as if the security was converted when the conversion feature is “in the money” (appropriately discounted if restricted). If the security is not currently convertible, the use of an appropriate discount in valuing the underlying security is typically considered. If the fair value of the underlying security is less than the conversion price, the Valuation Committee focuses on the portfolio company’s ability to service and repay the debt.

     When we receive nominal cost warrants or free equity securities (“nominal cost equity”) with a debt security, we allocate our cost basis in our investment between debt securities and nominal cost equity at the time of origination.

Custodian

     US Bank National Association is the primary custodian (the “Primary Custodian”) of the Fund’s portfolio securities. The principal business office of the Primary Custodian is 425 Walnut Street, Cincinnati, OH 45202. Effective October 28, 2004, LaSalle Bank National Association became the secondary custodian (the “Secondary Custodian”) for assets required as collateral for the $20 million revolving credit facility (the “Credit Facility”) provided by LaSalle Bank National Association. The principal business office of the Secondary Custodian is 135 South LaSalle Street, Chicago, Illinois 60603.

Transfer Agent and Distribution Agent

     The Fund employs EquiServe Trust Company, N.A. (“EquiServe”) as its transfer agent to record transfers of the shares, maintain proxy records, process distributions and to act as agent for each participant in the Fund’s dividend reinvestment plan. The principal business office of such company is 150 Royall Street, Canton, Massachusetts 02021.

Risk Factors

     In the normal course of its business, the Fund, in an effort to keep its stockholders and the public informed about the Fund’s operations and portfolio of investments, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies of the Fund or portfolio companies, projected or anticipated benefits or consequences of such plans or strategies, projected or anticipated benefits of new or follow-on investments made by or to be made by the Fund, or projections involving anticipated purchases or sales of securities or other aspects of the Fund’s operating results. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. As noted elsewhere in this report, the Fund’s operations and portfolio of investments are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Fund, and any one of which, or a combination of which, could materially affect the results of the Fund’s operations, or its net asset value, the market price of its common stock, and whether forward-looking statements made by the Fund ultimately prove to be accurate.

     Investing in MVC Capital involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition, the following risk factors are applicable to an investment in our common stock.

Investing in private companies involves a high degree of risk.

     Our investment portfolio generally consists of loans to, and investments in, private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally very little publicly available information about the companies in which we invest, and we rely significantly on the due diligence of Mr. Tokarz and the members of the Fund’s investment team to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

Our investments in portfolio companies are generally illiquid.

     We generally acquire our investments directly from the issuer in privately negotiated transactions. Most of the investments in our portfolio (other than cash or cash equivalents) are typically subject to restrictions on resale or otherwise have no established trading market. We may exit our investments when the portfolio company has a liquidity event, such as a sale, recapitalization or initial public offering. The illiquidity of our investments may adversely affect our ability to dispose of equity and debt securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation could be significantly less than the current value of such investments.

Substantially all of our portfolio investments are recorded at “fair value” and, as a result, there is a degree of uncertainty regarding the carrying values of our portfolio investments .

     Pursuant to the requirements of the 1940 Act, because our portfolio company investments do not have readily ascertainable market values, we record these investments at fair value in accordance with Valuation Procedures adopted by our board of directors.

     At October 31, 2004, approximately 56.48% of our total assets represented portfolio investments recorded at fair value.

     There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we have an indication (based on an objective development) that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value, where appropriate. Without a readily ascertainable market value and because of the inherent uncertainty of fair valuation, fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

     Pursuant to our Valuation Procedures, our Valuation Committee (which is currently comprised of three independent directors) reviews, considers and determines fair valuations on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the statements of operations as “Net unrealized gain (loss) on investments.”

We depend on key personnel, especially Mr. Tokarz, in seeking to achieve our investment objective.

     We depend on the continued services of Mr. Tokarz and certain other key management personnel. If we were to lose any of these personnel, particularly Mr. Tokarz, it could negatively impact our operations and we could lose business opportunities. Mr. Tokarz has an agreement with the Fund, dated November 1, 2003, which has an initial term of two years. However, Mr. Tokarz may terminate this agreement, and thus his relationship with the Fund, at any time, upon 30 days’ prior written notice. Accordingly, Mr. Tokarz is not contractually bound to serve the Fund for an extended period of time. Thus, there is a risk that his expertise may, at his discretion, be unavailable to the Fund, which could significantly impact the Fund’s ability to achieve its investment objective.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

     Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets.

     Our overall business of making private equity investments may be affected by current and future market conditions. The absence of an active mezzanine lending or private equity environment may slow the amount of private equity investment activity generally. As a result, the pace of our investment activity may slow, which could impact our ability to achieve our investment objective. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of any gains realized on our investments.

Our borrowers may default on their payments, which may have an effect on our financial performance.

     We may make long-term unsecured, subordinated loans, which may involve a higher degree of repayment risk than conventional secured loans. We primarily invest in companies that may have limited financial resources and that may be unable to obtain financing from traditional sources. In addition, numerous factors may adversely affect a portfolio company’s ability to repay a loan we make to it, including the failure to meet a business plan, a downturn in its industry or operating results, or negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral.

Our investments in mezzanine and other debt securities may involve significant risks.

     Our investment strategy contemplates investments in mezzanine and other debt securities of privately held companies. “Mezzanine” investments typically are structured as subordinated loans (with or without warrants) that carry a fixed rate of interest. We may also make senior secured and other types of loans or debt investments. Our debt investments are typically not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade quality (rated lower than “Baa3” by Moody’s or lower than “BBB-” by Standard & Poor’s, commonly referred to as “junk bonds”). Loans of below investment grade quality have predominantly speculative characteristics with respect to the borrower’s capacity to pay interest and repay principal. Our debt investments in portfolio companies may thus result in a high level of risk and volatility and/or loss of principal.

We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.

     Some of our loans to our portfolio companies may be structured to include customary business and financial covenants placing affirmative and negative obligations on the operation of each company’s business and its financial condition. However, from time to time, we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

Our portfolio companies may incur obligations that rank equally with, or senior to, our investments in such companies. As a result, the holders of such obligations may be entitled to payments of principal or interest prior to us, preventing us from obtaining the full value of our investment in the event of an insolvency, liquidation, dissolution, reorganization, acquisition, merger or bankruptcy of the relevant portfolio company.

     Our portfolio companies may have other obligations that rank equally with, or senior to, the securities in which we invest. By their terms, such other securities may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in the relevant portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying investors that are more senior than us, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of other securities ranking equally with securities in which we invest, we would have to share on an equal basis any distributions with other investors holding such securities in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. As a result, we may be prevented from obtaining the full value of our investment in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

When we are a debt or minority equity investor in a portfolio company, we may not be in a position to control the entity, and management of the company may make decisions that could decrease the value of our portfolio holdings.

     We anticipate making debt and minority equity investments; therefore, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of such company may take risks or otherwise act in ways that do not serve our interests. Due to the lack of liquidity in the markets for our investments in privately held companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

Our debt investments may not produce capital gains.

     Most of our investments are structured as debt securities with a relatively high fixed rate of interest and with equity upside such as conversion rights, warrants or options. As a result, debt investments are generally structured to generate interest income from the time they are made, and may also produce a realized gain from an accompanying equity feature. However, we cannot assure that our portfolio will generate capital gains.

We may not realize gains from our equity investments.

     When we invest in mezzanine and senior debt securities, we may acquire warrants or other equity securities as well. We may also invest directly in various equity securities. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive or invest in may not appreciate in value and, in fact, may decline in value. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it would be advantageous to resell. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Our investments in small and middle-market privately-held companies are extremely risky and you could lose your entire investment.

     Investments in small and middle-market privately-held companies are subject to a number of significant risks including the following:

•	Small and middle-market companies may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to companies that typically do not have capital sources readily available to them. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the borrowers to repay their loans to us upon maturity.

•	Small and middle-market companies typically have narrower product lines and smaller market shares than large companies. Because our target companies are smaller businesses, they may be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, smaller companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities, and a larger number of qualified managerial and technical personnel.

•	There is generally little or no publicly available information about these privately-held companies. Because we seek to make investments in privately-held companies, there is generally little or no publicly available operating and financial information about them. As a result, we rely on our investment professionals to perform due diligence investigations of these privately-held companies, their operations and their prospects. We may not learn all of the material information we need to know regarding these companies through our investigations.

•	Small and middle-market companies generally have less predictable operating results. We expect that our portfolio companies may have significant variations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, finance expansion or maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by their senior lenders.

•	Small and middle-market businesses are more likely to be dependent on one or two persons. Typically, the success of a small or middle-market company also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us.

•	Small and middle-market companies are likely to have greater exposure to economic downturns than larger companies. We expect that our portfolio companies will have fewer resources than larger businesses and an economic downturn may thus more likely have a material adverse effect on them.

•	Small and middle-market companies may have limited operating histories. We may make debt or equity investments in new companies that meet our investment criteria. Portfolio companies with limited operating histories are exposed to the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.

Investments in foreign debt or equity may involve significant risks in addition to the risks inherent in U.S. investments.

     Our investment strategy may result in some investments in debt or equity of foreign companies (subject to applicable limits prescribed by the 1940 Act). Investing in foreign companies can expose us to additional risks not typically associated with investing in U.S. companies. These risks include exchange rates, changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Our returns may be substantially lower than the average returns historically realized by the private equity industry as a whole.

     Past performance of the private equity industry is not necessarily indicative of that sector’s future performance, nor is it necessarily a good proxy for predicting the returns of the Fund. We cannot guarantee that we will meet or exceed the rates of return historically realized by the private equity industry as a whole. Additionally, our overall returns are impacted by certain factors related to our structure as a publicly-traded business development company, including:

•	the lower return we are likely to realize on short-term liquid investments during the period in which we are identifying potential investments, and

•	the periodic disclosure required of business development companies, which could result in the Fund being less attractive as an investor to certain potential portfolio companies.

The market for private equity investments can be highly competitive. In some cases, our status as a regulated business development company may hinder our ability to participate in investment opportunities.

     We face competition in our investing activities from private equity funds, other business development companies, investment banks, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals and foreign investors. As a regulated business development company, we are required to disclose quarterly the name and business description of portfolio companies and the value of any portfolio securities. Many of our competitors are not subject to this disclosure requirement. Our obligation to disclose this information could hinder our ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make us less attractive as a potential investor to a given portfolio company than a private equity fund not subject to the same regulations. Furthermore, some of our competitors have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making certain investments.

Loss of pass-through tax treatment would substantially reduce net assets and income available for dividends.

     We have operated so as to qualify as a RIC under Subchapter M of the Code. If we meet source of income, diversification and distribution requirements, we will qualify for effective pass-through tax treatment. We would cease to qualify for such pass-through tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a RIC, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least 98% of our income, we generally will be subject to a 4% excise tax.

Changes in the law or regulations that govern us could have a material impact on our business.

     We are regulated by the SEC. Changes in the laws or regulations that govern business development companies and RICs may significantly affect our business.

Results may fluctuate and may not be indicative of future performance.

     Our operating results will fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. In addition to many of the above-cited risk factors, other factors could cause operating results to fluctuate including, among others, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions.

Our common stock price can be volatile.

     The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity participation securities, or LEAPs, or short trading positions;

•	changes in regulatory policies or tax guidelines with respect to business development companies or RICs;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	general economic conditions and trends;

•	loss of a major funding source; or

•	departures of key personnel.

We are subject to market discount risk.

     As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our net asset value, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our net asset value. Although our shares have recently traded at a premium to our net asset value, historically, our shares, as well as those of other closed-end investment companies, have frequently traded at a discount to their net asset value, which discount often fluctuates over time.

We have not established a minimum dividend payment level and we cannot assure you of our ability to make distributions to our stockholders in the future.

     We cannot assure you that we will achieve investment results that will allow us to make cash distributions or year-to-year increases in cash distributions. Our ability to make distributions is impacted by, among other things, the risk factors described in this report. In addition, the asset coverage test applicable to us as a business development company can limit our ability to make distributions. Any distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status and such other factors as our board of directors may deem relevant from time to time. We cannot assure you of our ability to make distributions to our stockholders.

We may borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

     Although we have incurred indebtedness only amounting to 7.92% of the Fund’s assets (as of October 31, 2004), we may borrow to a significantly greater degree (subject to the 1940 Act limits) in seeking to achieve our investment objective going forward. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, can increase the risks associated with investing in our securities.

     Under the provisions of the 1940 Act, we are permitted, as a business development company, to borrow money or “issue senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

     We may borrow from, and issue senior debt securities to, banks, insurance companies and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

Changes in interest rates may affect our cost of capital and net investment income.

     Because we may borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, may be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of sharply rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We may utilize our short-term credit facilities as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with equity and long-term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

We may be unable to meet our covenant obligations under our revolving credit facility which could adversely affect our business.

     On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20 million revolving credit facility (the “Credit Facility”) with LaSalle Bank National Association. The Credit Facility contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated. In addition, if we require working capital greater than that provided by the Credit Facility, we may be required either to (i) seek to increase the availability under the Credit Facility or (ii) obtain other sources of financing.

Our portfolio investments may be concentrated in a limited number of portfolio companies, which would magnify the effect if one of those companies were to suffer a significant loss. This could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

     While we aim to have a broad mix of investments in portfolio companies, our investments, at any time, may be concentrated in a limited number of companies. A consequence of this concentration is that the aggregate returns we seek to realize may be adversely affected if a small number of our investments perform poorly or if we need to write down the value of any one such investment. Beyond the applicable federal income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. These factors could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

We have a limited operating history upon which you can evaluate our new management team.

     Although we commenced operations in 2000, we changed our investment objective and strategy in September 2003 from seeking long-term capital appreciation from venture capital investments in information technology companies (primarily in the Internet, e-commerce, telecommunications, networking, software and information services industries) to an objective of seeking to maximize total return from capital appreciation and/or income. We no longer have a strategy seeking to concentrate our investments in the information technology industry and, as a result, our new investments may be in a variety of industries. Therefore, we have only a limited history of operations under our current investment objective and strategy upon which you can evaluate our business.

The Fund’s current management team did not select a material portion of our existing investment portfolio.

     As of October 31, 2004, 17.92% of the Fund’s assets is represented by investments made by the Fund’s former management team. These investments were made pursuant to the Fund’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these legacy investments remain in the Fund’s portfolio. We are managing them to try and realize maximum returns. Nevertheless, because they were not made in accordance with the Fund’s current investment strategy, their future performance may impact our ability to achieve our current objective.

Under our agreement with our Portfolio Manager, he is entitled to compensation based on our portfolio’s performance. This arrangement may result in riskier or more speculative investments in an effort to maximize incentive compensation.

     The way in which the compensation payable to our Portfolio Manager is determined may encourage our team to recommend riskier or more speculative investments and to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would adversely affect our stockholders, including investors in this offering. In addition, key criteria related to determining appropriate investments and investment strategies, including the preservation of capital, might be under-weighted if our Portfolio Manager and his team focus exclusively or disproportionately on maximizing returns.

There are potential conflicts of interest that could impact our investment returns.

     Our officers and directors may serve as officers and directors of entities that operate in the same or similar lines of business as we do. Accordingly, they may have obligations to those entities, the fulfillment of which might not be in the best interests of us or our stockholders. It is possible that new investment opportunities that meet our investment objectives may come to the attention of one of our officers or directors in his or her role as an officer or director of another entity, and, if so, such opportunity might not be offered, or otherwise made available, to us.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing stockholders and be senior to our common stock for the purposes of distributions, may harm the value of our common stock.

     In the future, we may attempt to increase our capital resources by making additional offerings of equity or debt securities, including medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon the liquidation of our Fund, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the value of our common stock, or both. Any preferred stock we may issue would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

The war with Iraq, terrorist attacks and other acts of violence or war may affect any market for our common stock, impact the businesses in which we invest and harm our operations and our profitability.

     The war with Iraq, its aftermath and the continuing occupation of Iraq are likely to have a substantial impact on the U.S. and world economies and securities markets. The nature, scope and duration of the war and occupation cannot be predicted with any certainty. Furthermore, terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. Such attacks and armed conflicts in the United States or elsewhere may impact the businesses in which we invest directly or indirectly, by undermining economic conditions in the United States. Losses resulting from terrorist events are generally uninsurable.

Our financial condition and results of operations will depend on our ability to effectively manage our future growth.

     Our ability to achieve our investment objectives can depend on our ability to sustain continued growth. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide competent, attentive and efficient services and our access to financing sources on acceptable terms. As we grow, we may need to hire, train, supervise and manage new employees. Failure to effectively manage our future growth could have a material adverse effect on our business, financial condition and results of operations.

Certain Government Regulations

     We operate in a highly regulated environment. The following discussion generally summarizes certain applicable government regulations.

     Business Development Company. A business development company is defined and regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public stockholders and from other sources to invest in long-term, private investments in businesses.

     As a business development company, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

     (1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An “eligible portfolio company” is defined in the 1940 Act as any issuer which:

     (a) is organized under the laws of, and has its principal place of business in, the United States;

     (b) is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

     (c) satisfies any of the following:

•	does not have any class of securities with respect to which a broker or dealer may extend margin credit;

•	is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

•	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

     (2) Securities of any eligible portfolio company which we control.

     (3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

     (4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

     (5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

     (6) Cash, cash equivalents, U.S. Government securities or high-quality debt maturing in one year or less from the time of investment.

     To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company, or making loans to a portfolio company. We offer to provide managerial assistance to each of our portfolio companies.

     As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance. See “Risk Factors.” We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. On July 11, 2000, the SEC granted us an exemptive order permitting us to make co-investments with certain of our affiliates in portfolio companies, subject to various conditions. During the last completed fiscal year, the Fund did not engage in any transactions pursuant to this order.

     We have designated a Chief Compliance Officer pursuant to the requirements of the 1940 Act. We are periodically examined by the SEC for compliance with the 1940 Act because of our status as a non-diversified closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act.

     As with other companies regulated by the 1940 Act, a business development company must adhere to certain other substantive ongoing regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the business development company. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the company or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

     We maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us. The code of ethics is filed as an exhibit to our registration statement which is filed with the SEC. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on operations of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing to the SEC’s Public Reference Section, 450 5th Street, NW, Washington, D.C. 20549. Our code of ethics is also posted on our website at http://www.mvccapital.com.

     We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a “majority of the outstanding voting securities,” as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined by the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Item 2. Properties

     The Fund does not own any real estate or other physical property. Its principal executive office (the “Principal Executive Office”) is located at 287 Bowman Avenue, Purchase, New York 10577, pursuant to an operating lease which is scheduled to expire on November 30, 2005. Future payments under this lease total $56,682 from November 1, 2004 through October 31, 2005, and $4,734 from November 1, 2005 through November 30, 2005. On December 8, 2003, the Fund entered into a new lease for its Principal Executive Office. The building at 287 Bowman Avenue is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. Until January 21, 2004, the Fund paid rent on its former office space pursuant to an operating lease, entered into by former management in late 2002, which was scheduled to expire on October 31, 2005. On January 21, 2004, the Fund reached an agreement with the property manager at 3000 Sand Hill Road, Menlo Park, California to terminate its lease at such location as a result of the property manager’s ability to reach an agreement with a new tenant for the space. Under the terms of the agreement, the Fund bought-out its lease directly from the property manager, for an amount equal to $232,835. Please see Note 12 “Recovery of Expenses” for more information on the lease buy-out.

Item 3. Legal Proceedings

     On February 20, 2002, Millenco LP, a stockholder, filed a complaint in the United States District Court for the District of Delaware on behalf of the Fund against meVC Advisers, Inc., the Fund’s former adviser (the “Former Adviser”). The complaint alleged that the fees received by the beginning one year prior to the filing of the complaint, were excessive, in violation of Section 36(b) of the 1940 Act. The case was settled for $370,000 from which the Fund received net proceeds in July 2004 of $245,213 after payment of legal fees and expenses.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to stockholders during the fourth quarter of 2004.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Fund’s shares of common stock began to trade on the NYSE on June 26, 2000, under the symbol “MVC.” The Fund had approximately 7,400 shareholders on January 14, 2005.

     The following table reflects, for the periods indicated the high and low closing prices per share of the Fund’s common stock on the NYSE, by quarter.

	QUARTER
	ENDED	HIGH	LOW
FISCAL YEAR 2004
	10/31/04	$9.47	$8.94
	07/31/04	$9.72	$8.81
	04/30/04	$9.20	$8.19
	01/31/04	$8.47	$7.83
FISCAL YEAR 2003
	10/31/03	$8.36	$7.92
	07/31/03	$8.48	$7.89
	04/30/03	$8.68	$7.85
	01/31/03	$8.60	$7.90

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

     On October 14, 2004, our board of directors declared a nonrecurring dividend of $.12 per share payable to stockholders of record on October 22, 2004 and payable on October 29, 2004. In accordance with the dividend reinvestment plan, EquiServe (the “Plan Agent”) purchased shares on the open market of the NYSE for those shareholders electing to take their distributions in the form of stock dividends. The total distribution amounted to $1,475,165.

     All of our stockholders who hold shares of common stock in their own name will automatically be enrolled in our dividend reinvestment plan. All such stockholders will have any cash dividends and distributions automatically reinvested by the Plan Agent, in additional shares of our common stock. Any stockholder may, of course, elect to receive his or her dividends and distributions in cash. Currently, the Fund does not have a set policy of paying dividends. For any of our shares that are held by banks, brokers or other entities that hold our shares as nominees for individual stockholders, the Plan Agent will administer the dividend reinvestment plan on the basis of the number of shares certified by any nominee as being registered for stockholders that have not elected to receive dividends and distributions in cash. To receive your dividends and distributions in cash, you must notify the Plan Agent.

     The Plan Agent serves as agent for the stockholders in administering the dividend reinvestment plan. If we declare a dividend or distribution payable in cash or in additional shares of our common stock, those stockholders participating in the dividend reinvestment plan will receive their dividend or distribution in additional shares of our common stock. Such shares will be either newly issued by us or purchased in the open market by the Plan Agent. If the market value of a share of our common stock on the payment date for such dividend or distribution equals or exceeds the net asset value per share on that date, we will issue new shares at the net asset value. If the net asset value exceeds the market price, the Plan Agent will purchase in the open market such number of shares as is necessary to complete the distribution.

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

Tender Offer

     On November 26, 2003, the Fund commenced a tender offer to acquire up to twenty-five percent (25%) of its outstanding shares of common stock at a per share cash purchase price equal to ninety-five percent (95%) of net asset value per share as of December 31, 2003, the day the offer expired. Based on a final count by the depositary for the tender offer, 3,859,558 shares, or 23.9% of the Fund’s outstanding common stock, were tendered. Because less than 25% of the Fund’s shares were tendered, the Fund purchased all shares tendered. Each share accepted for purchase was purchased at a price of $8.18 resulting in a total disbursement from the Fund of $31,571,184. Since completion of the tender offer, MVC Capital has 12,293,042 shares of common stock outstanding. The anti-dilutive effect of the tender offer totaled $1,650,697 or approximately $0.134 per share for all remaining shares after the tender offer. The discussion above is a summary of the Tender Offer and is qualified in its entirety by reference to the full text of the Schedule TO as filed with the SEC.

Item 6. Selected Consolidated Financial Data

     Financial information for the fiscal years ended October 31, 2004 and 2003 are derived from the consolidated financial statements, which have been audited by Ernst & Young LLP, the Fund’s current independent registered public accountants. The following selected financial data for the fiscal years ended October 31, 2002 and 2001 and the period ended October 31, 2000 are derived from the financial statements, which were audited by the Fund’s former independent public auditors. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 26 for more information.

Selected Consolidated Financial Data

					For the Period
	Year Ended October 31,				March 31, 2000
	2004	2003	2002	2001	to October 31, 2000
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividends	$3,086	$2,870	$3,740	$9,046	$9,326
Fee income	836	25	—	—	—
Other income	64	—	—	—	—

Total interest and related portfolio income	3,986	2,895	3,740	9,046	9,326

Expenses:
Employee	1,366	2,476	696	—	—
Administrative	2,523	8,911 (2)	2,573	—	—
Management fee	—	—	3,593	7,388	4,615

Total operating expenses	3,889	11,387	6,862	7,388	4,615

Net investment income (loss) before taxes	97	(8,492)	(3,122)	1,658	4,711

Tax Expense	79	—	—	—	—

Net investment income (loss)	18	(8,492)	(3,122)	1,658	4,711

Net realized and unrealized gains (losses):
Net realized gains (losses)	(37,795)	(4,220)	(33,469)	5	(1)
Net change in unrealized appreciation (depreciation)	49,382	(42,771)	(21,765)	(52,994)	(4,913)

Net realized and unrealized gains (losses) on investments	11,587	(46,991)	(55,234)	(52,989)	(4,914)

Net increase (decrease) in net assets resulting from operations	$11,605	$(55,483)	$(58,356)	$(51,331)	$(203)

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$0.91	$(3.42)	$(3.54)	$(3.12)	$(0.01)
Dividends per share	$0.12	$—	$0.04	$0.34	$—
Balance Sheet Data:
Portfolio at value	$78,520	$24,071	$54,194	$90,926	$107,564
Portfolio at cost	151,582	146,515	133,864	148,886	112,554
Total assets	126,577	137,880	196,511	255,050	312,115
Shareholders’ equity	115,567	137,008	195,386	254,472	311,447
Shareholders’ equity per share (net asset value)	$9.40	$8.48	$11.84	$15.42	$18.88
Common shares outstanding at period end	12,293	16,153	16,500	16,500	16,500
Other Data:
Number of Investments funded in period	7	5	10	11	16
Investments funded ($) in period	$55,710	$21,955	$26,577	$36,332	$102,056

	2004				2003				2002
	Qtr 4	Qtr 3(1)	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands except per share data)
Quarterly Data (Unaudited):

Total interest and related portfolio income	$1,811	$951	$508	716	$742	$776	$811	$566	$954	$806	$877	$1,103
Net investment income (loss) before net realized and unrealized gains	665	281	(498)	(430)	(847)	(559)	(5,031)	(2,055)	(1,049)	(1,048)	(532)	(493)
Net increase (decrease) in net assets resulting from operations	3,274	4,922	1,104	2,305	(4,660)	(14,382)	(6,649)	(29,792)	(8,522)	(20,797)	(7,280)	(21,757)
Net increase (decrease) in net assets resulting from operations per share	0.27	0.41	0.09	0.14	(0.29)	(0.89)	(0.41)	(1.83)	(0.52)	(1.26)	(0.44)	(1.32)
Net asset value per share	9.40	9.25	8.85	8.76	8.48	8.77	9.66	10.06	11.84	12.36	13.62	14.06

(1) Data for 2004 differs from that which was filed on Form 10-Q on September 9, 2004, due to a reclassification of investment income and related expenses which had previously been accrued for.

(2) The administrative expenses for the year ended October 31, 2003 included approximately $4.0 million of proxy /litigation fees and expenses. These are non-recurring expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Fund and its investment portfolio companies. Words such as may, will, expect, believe, anticipate, intend, could, estimate, might and continue, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the “Safe Harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Fund’s filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Fund should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report.

Overview

     The Fund is a non-diversified closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act. The Fund’s investment objective, as amended by shareholder vote on September 16, 2003, is to seek to maximize total return from capital appreciation and/or income.

     On November 6, 2003, Mr. Tokarz assumed his new position as Chairman and Portfolio Manager of the Fund. He and his team are seeking to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries. The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, warrants or rights to acquire equity interests, and other private equity transactions. In the year ended October 31, 2004, we made seven new investments, totaling $55,710,000, pursuant to our new investment objective.

     Prior to the adoption of our current investment objective, the Fund’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Fund’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2004, 17.92% of our assets consisted of portfolio investments made by the Fund’s former management team pursuant to the prior investment objective. We are, however, seeking to manage these legacy investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

     Our new portfolio investments are made pursuant to our new objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income. Under our investment approach, we have the authority to invest, without limit, in any one portfolio company, subject to any diversification limits that may be required in order for us to continue to qualify as a RIC under Subchapter M of the Code.

     We participate in the private equity business generally by providing privately negotiated long-term equity and/or debt investment capital to small and middle-market companies. Our financing is generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases, and/or bridge financings. We generally invest in private companies, though, from time to time, we may invest in small public companies that may lack adequate access to public capital.

Investment Income

     For the Years Ended October 31, 2004, 2003 and 2002. Total investment income was $4.0 million for the fiscal year ended 2004 and $2.9 million for the fiscal year ended 2003, an increase of $1.1 million. Total investment income was $2.9 million for the fiscal year ended 2003 and $3.7 million for the fiscal year ended 2002, a decrease of $0.8 million.

     For the Year Ended October 31, 2004

     Total investment income was $4.0 million for the year ended October 31, 2004. The significant components of the Fund’s investment income were interest income earned on loans to portfolio companies and the Fund’s receipt of closing and monitoring fees from certain portfolio companies by the Fund and MVC Financial Services, Inc. a wholly owned subsidiary of the Fund. During the year, the Fund lent approximately $21.5 million to five portfolio companies and earned approximately $1.1 million in interest income. The Fund also earned approximately $1.3 million in interest income from existing investments in portfolio companies. These companies were paying interest to the Fund at various rates of interest from 10% to 17.5%. Also, the Fund earned approximately $700,000 in interest income on its cash equivalents and short-term investments during the fiscal year 2004.

     For the Year Ended October 31, 2003

     Total investment income was $2.9 million for the year ended October 31, 2003. Interest income of approximately $2.9 million was the main component of investment income during fiscal year 2003. In the fiscal year ended 2003, the Fund received approximately $1.5 million in interest income from four portfolio companies. The additional interest income was primarily related to the Fund’s investment in short-term investments.

     For the Year Ended October 31, 2002

     Total investment income was $3.7 million for the year ended October 31, 2002. Interest income of approximately $3.7 million was the main component of investment income during fiscal year 2002. Interest income was primarily related to the Fund’s investment in short-term investments and not from portfolio companies.

Operating Expenses

     For the Years Ended October 31, 2004, 2003 and 2002. Operating expenses were $3.9 million for the fiscal year ended 2004 and $11.4 million for the fiscal year ended 2003, a decrease of $7.5 million. Operating expenses were $11.4 million for the fiscal year ended 2003 and $6.9 million for the fiscal year ended 2002, an increase of $4.5 million.

     For the Year Ended October 31, 2004

     Operating expenses were $3.9 million for the year ended October 31, 2004.

     Significant components of operating expenses for the year ended October 31, 2004 included insurance premium expenses of $959,570, salaries and benefits of $1,365,913, legal fees of $686,061, facilities of $90,828 and other expenses of $123,872.

     In February 2004, the Fund renewed its Directors & Officers/Professional Liability Insurance policies at an expense of approximately $719,000 which was amortized over the life of the policy. The prior policy premium was $1.4 million.

     During the year ended October 31, 2004, the Fund paid or accrued $1,365,913 in salaries and benefits.

     During the year ended October 31, 2004, the Fund paid or accrued $686,061 in legal fees (compared to $1.5 million in 2003). Legal expenses for the year ended October 31, 2004 were reflective of a decreased need for legal counsel due to the redefinition of the Fund’s direction by Management and that the Fund was not involved in litigation during the current period.

     During the year ended October 31, 2004, the Fund showed a balance of $90,828 in facilities expenses. On January 21, 2004, the Fund reached an agreement with the property manager at 3000 Sand Hill Road, Menlo Park, California to terminate its lease at such location. Under the terms of the agreement, the Fund bought-out its lease directly from the property manager, for an amount equal to $232,835. As a result, the Fund recovered approximately $250,000 of the remaining reserve established at October 31, 2003. Without the recovery of the reserve, the gross facilities expense for the year ended October 31, 2004 was approximately $340,828.

     During the year ended October 31, 2004, the Fund had $123,872 in other expenses. Included in this amount were expenses related to the retention of a firm to perform an independent valuation of the Fund’s securities as a part of the Fund’s tender offer, professional fees related to deal expenses, and a credit of $245,213 for funds received from the settlement of the case Millenco L.P. v. meVC Advisers, Inc. Without this recovery, the gross other expenses for the year ended October 31, 2004 would have been approximately $369,085.

     For the Year Ended October 31, 2003

     Operating expenses were $11.4 million for the year ended October 31, 2003.

     Significant components of operating expenses for the year ended October 31, 2003 included proxy/litigation fees & expenses of $4.0 million (discussed below), salaries and benefits of $2.5 million, legal fees of $1.5 million, facilities costs of $1.3 million, insurance premium expenses of $1.1 million, directors’ fees of $455,000, and administration fees of $139,000.

     During the year ended October 31, 2003, the Fund paid or incurred $4.0 million for legal and proxy solicitation fees and expenses, which included $2.2 million accrued and paid at the direction of the board of directors, to reimburse the legal and proxy solicitation fees and expenses of two major Fund shareholders, Millenco, L.P. and Karpus Investment Management, including Millenco’s costs of obtaining a judgment against the Fund in the Delaware Chancery Court and costs associated with the proxy process and the election of the current Board of Directors. A review was made of the Fund’s rights of reimbursement for expenses and losses to determine what amounts, if any, that could be recovered from the Fund’s insurance carrier.

     During the year ended October 31, 2003, the Fund paid or accrued $2.5 million in salaries and benefits.

     During the year ended October 31, 2003, the Fund paid or accrued an additional $1.5 million in legal fees.

     During the year ended October 31, 2003, the Fund paid or accrued $1.3 million in facilities expenses. Included in that expense was an accrual of $547,250 for future payments for the Fund’s property lease at 3000 Sand Hill Road, Building 1 Suite 155, Menlo Park, CA for the remainder of the lease through October 2005.

     During the year ended October 31, 2003, the Fund paid or accrued $455,000 in directors’ fees. On July 1, 2003, the current board of directors reduced their fees by 50% through October 31, 2003.

     In February 2003, the former management of the Fund (“Former Management”) entered into new Directors & Officers/Professional Liability Insurance policies with a premium of approximately $1.4 million. The cost was amortized over the life of the policy, through February 2004. For the year ended October 31, 2003, the Fund had expensed $1.1 million in insurance premiums.

     For the Year Ended October 31, 2002

     Operating expenses were $6.9 million for the year ended October 31, 2002.

     During the fiscal year ended October 31, 2002, the Fund operated under an advisory agreement with the Former Advisor. The Fund was charged a management fee by the Former Advisor at an annual rate of 2.5% of the weekly net assets of the Fund. The Former Advisor agreed to pay all Fund expenses above and beyond the 2.5% paid to the Former Advisor by the Fund. The Former Advisor resigned without notice on June 19, 2002 whereupon the board of directors for the Fund voted to internalize all management and administrative functions of the Fund. Consequently, since June 19, 2002, the Fund has directly paid all of its own operating expenses in addition to legal fees and proxy solicitation expenses of incumbent directors.

     Significant components of operating expenses for the period from June 19, 2002 through October 31, 2002 included salaries and benefits of $696,000, consulting and public relations fees of $547,000, directors’ fees of $307,000, professional fees, comprising audit fees of $155,000 and legal fees of $998,000, insurance of $134,000 and facilities of $166,000. Prior to June 19, 2002, all Fund expenses, including compensation to the directors and officers, were paid by the Former Advisor.

     Subsequent to the resignation of the Former Advisor, the Fund determined that the Former Advisor had not paid certain vendors for services performed on behalf of the Fund, which it had agreed to pay. During the fiscal year ended October 31, 2002, the Fund paid or accrued $463,535 in expenses to pay those vendors. Please see Item 3 “Legal Proceedings” for more information.

Realized Gains and Losses On Portfolio Securities

     For the Years Ended October 31, 2004, 2003 and 2002. Net realized losses for the years ended October 31, 2004 and 2003 were $37.8 million and $4.2 million, respectively, an increased loss of $33.6 million. Net realized losses for the years ended October 31, 2003 and 2002 were $4.2 million and $33.5 million, respectively, a decrease of $29.3 million.

     For the Year Ended October 31, 2004

     Net realized losses for the year ended October 31, 2004 were $37.8 million.

     The significant components of the Fund’s realized losses for the year ended October 31, 2004 were transactions with PTS Messaging, Ishoni Networks, Synhrgy HR, Blue Star Solutions, Inc., and DataPlay, Inc.

     The Fund had a return of capital from PTS Messaging, Inc. (“PTS Messaging”) with proceeds totaling approximately $102,000 from the initial and final disbursement of assets and a realized loss totaling approximately $11.6 million. As of October 31, 2004 the Fund no longer held an investment in PTS Messaging. The market value of PTS Messaging was previously written down to zero.

     The Fund also realized a loss on Ishoni Networks, Inc. (“Ishoni”) of approximately $10.0 million. The Fund received no proceeds from the dissolution of this company and the investment has been removed from the Fund’s portfolio. The market value of Ishoni was previously written down to zero.

     There was a gain of $39,630 representing proceeds received from the cashless exercise of the Fund’s warrants of Synhrgy HR Technologies, Inc. (“Synhrgy”) in conjunction with the early repayment by Synhrgy of the $4.9 million remaining balance of the Fund’s credit facility.

     On August 26, 2004, Affiliated Computer Services, Inc. (“ACS”) acquired the Fund’s portfolio company BlueStar Solutions, Inc (“BlueStar”) in a cash transaction. The Fund received approximately $4.5 million for its investment in BlueStar. The cash received includes contingent payments, to be held in escrow that may be received in late 2005 up to $459,000. The carrying value of the BlueStar investment was $3.0 million. The Fund realized a loss of approximately $8.8 million, which was offset by a decrease in unrealized loss by the same amount. The effect of the transaction on the Fund was an increase in assets by $1.1 million. After the sale, the Fund no longer held any investment in BlueStar.

     On August 29, 2004, the Fund entered into a transaction pursuant to which it received 602,131 Series A-1 preferred shares of DPHI, Inc., which purchased the assets of DataPlay, Inc. out of bankruptcy in late 2003. The Fund’s legal fees in connection with the transaction were approximately $20,000. The shares of DPHI, Inc. were received in exchange for the Fund’s seven promissory notes in Data Play, Inc. The 2,500,000 shares of Data Play, Inc. Series D Preferred Stock were removed from the books for a realized loss of $7.5 million. The unrealized loss had previously been recorded; therefore, the net effect of the transaction was zero.

     As many of these investments had previously been written down in value, the realized losses have been offset by a reduction in unrealized losses, see below.

     For the Year Ended October 31, 2003

     Net realized losses for the year ended October 31, 2003 were $4.2 million.

     Realized losses for 2003 resulted mainly from (i) the write-off of Cidera, Inc. due to its ceasing operations, resulting in a realized loss of $3.75 million, (ii) the return of capital disbursement from EXP Systems, Inc. to its preferred shareholders, resulting in a realized loss of approximately $178,000, and (iii)

the partial return of the Fund’s investment in BS Management resulting in a loss of approximately $322,000.

     For the Year Ended October 31, 2002

     Net realized losses for the year ended October 31, 2002 were $33.5 million.

     Realized losses for 2002 resulted mainly from the transactions involving the assets of infoUSA.com, Inc. being acquired by infoUSA, Inc., the parent company of infoUSA.com, Inc., resulting in a realized loss of $3.3 million, the disbursement of assets from EXP Systems, Inc. to its preferred shareholders resulting in a realized loss of $8 million, the write-off of Personic Software, Inc. (“Personic”) due to the irreversible dilution of the Fund’s equity position resulting in a realized loss of $10.8 million, the write-off of InfoImage, Inc. (“InfoImage”) due to the company filing for Chapter 7 of the Bankruptcy Code resulting in a realized loss of $2.4 million, the write-off of IQdestination due to the cessation of operations and subsequent dissolution of the company resulting in a realized loss of $3.5 million, the acquisition of the assets of Annuncio Software, Inc. (“Annuncio”) by PeopleSoft resulting in a realized loss of $3.4 million, and the write-off of Mediaprise, Inc. (“Mediaprise”) due to the cessation of operations and subsequent dissolution of the company resulting in a realized loss of $2 million.

Unrealized Appreciation and Depreciation of Portfolio Securities and Accumulated Deficit

     For the Years Ended October 31, 2004, 2003 and 2002. The Fund had a net decrease in unrealized depreciation of $49.3 million for the year ended October 31, 2004. The Fund had a net increase in unrealized depreciation of $42.8 million and $21.8 million for the years ended October 31, 2003 and 2002. The increase between the fiscal years 2003 and 2002 was $21.0 million.

     The Fund’s total accumulated deficit for each of the years ended October 31, 2004 and 2003 was $150.0 million and $171.8 million, respectively. The Fund’s increase in accumulated deficit was $59.1 million for the year ended October 31, 2002. The Fund’s total accumulated deficit was $116.3 million for the year ended October 31, 2002.

     For the Year Ended October 31, 2004

     Net decrease in unrealized depreciation for the year ended October 31, 2004 was $49.38 million.

     Such net decrease in unrealized depreciation on investment transactions for the year ended October 31, 2004 resulted mainly from the $37.8 million reclassification from unrealized depreciation to realized loss caused by the sale or disbursement of assets from PTS Messaging, Ishoni Networks Synhrgy HR, Blue Star Solutions, Inc., and DataPlay, Inc. (See realized gains and losses on sales of Portfolio Securities.) This net decrease also resulted from the determinations of the Valuation Committee to (i) increase the fair value of the Fund’s investments in 0-In Design Automation, Inc. (“0-In”) by $5 million, Sygate Technologies, Inc. (“Sygate”) by $1.5 million, BlueStar Solutions by $1.5 million, Vendio by $634,000 and Integral Development Corp. by $989,000 and (ii) write down the fair value of the Fund’s investments in Actelis Networks, Inc. by $1,000,000, CBCA, Inc. by $500,000, and Sonexis, Inc. by $500,000.

     The Fund also sold its 0-In for 685,679 shares of Mentor Graphics Corp. in a tax-free exchange. Of these shares, 603,396 are freely tradable and valued daily at market price. As of October 31, 2004 these shares had an unrealized gain of approximately $3.0 million above the Fund’s cost basis in 0-In and $6.0 million above 0-In’s carrying value at October 31, 2003. For a further discussion on the portfolio companies, please refer to “Portfolio Investments” below.

     The Fund’s total accumulated deficit for the year ended October 31, 2004 was $150.0 million. The decrease in accumulated deficit for the year ended October 31, 2004 is due primarily to the return of capital statement of position (“ROCSOP”) adjustment and the Valuation Committee’s net increase of the fair valuations of certain portfolio company investments and the unrealized appreciation of Mentor Graphics. This increase in investment value of approximately $11.6 million, net investment income of $18,467, and the reclassification of previously repurchased treasury shares caused the decrease in the Fund’s total accumulated deficit.

     For the Year Ended October 31, 2003

     Net increase in unrealized depreciation for the year ended October 31, 2003 was $42.8 million.

     Such net increase in unrealized depreciation on investment transactions for 2003 resulted from the determinations of the Valuation Committee of the former board of directors of the Fund (the “Former Valuation Committee” of the “Former Board”) and/or the Valuation Committee of the current board of directors (the “Current Valuation Committee”) to mark down the fair value of the Fund’s investments in Actelis Networks, Inc., Arcot Systems, Inc., BlueStar Solutions, Inc., BS Management, CBCA, Inc., Endymion Systems, Inc., Foliofn, Inc., Integral Development Corporation, Ishoni Networks, Inc., Lumeta Corporation, Mainstream Data, Inc., PTS Messaging, Inc., Phosistor Technologies, Inc., ProcessClaims, Inc. DataPlay, Inc., SafeStone Technologies PLC, Sonexis, Inc., Vendio Services, Inc., Yaga, Inc., and 0-In Design Automation, Inc. The Former Valuation Committee marked down the fair value of the Fund’s investments by $6.6 million and the Current Valuation Committee marked down the fair value of the Fund’s investments by an additional $36.2 million. The Former Valuation Committee and/or the Current Valuation Committee determined to write down the carrying value of the investments for a variety of reasons including, but not limited to, portfolio company operating and financial performance, prospects of a particular sector, data on purchases or sales of similar interests of the portfolio company, cash consumption, cash on-hand, valuation comparables, the likelihood of a company being able to attract further financing, a third party valuation event, cramdowns, limited liquidity options, and a company’s likelihood or ability to meet financial obligations.

     The Fund’s total accumulated deficit was $171.7 million for the year ended October 31, 2003. The accumulated deficit in 2003 was due primarily to the Valuation Committee’s mark down of the valuations of certain portfolio company investments of $42.8 million, net realized losses of $4.2 million, and net investment loss of $8.5 million.

     For the Year Ended October 31, 2002

     Net increase in unrealized depreciation for the year ended October 31, 2002 was $21.8 million.

     Such net increase in unrealized depreciation on investment transactions for 2002 resulted mainly from the Former Valuation Committee’s decision to mark down the value of the Fund’s investments in Actelis Networks, Inc., Vendio Services, Inc., BlueStar Solutions, Inc., Cidera, Inc., DataPlay, Inc., Endymion Systems, Inc., Foliofn, Inc., Ishoni Networks, Inc., PTS Messaging, SafeStone Technologies PLC, ShopEaze Systems, Inc., Sonexis, Inc., and Yaga, Inc. The Former Valuation Committee decided to write down the carrying value of the investments for a variety of reasons including, but not limited to, portfolio company performance, prospects of a particular sector, data on purchases or sales of similar interests of the portfolio company, cash consumption, cash on-hand, valuation comparables, the likelihood of a company being able to attract further financing, a third party valuation event, cramdowns, limited liquidity options, and a company’s likelihood or ability to meet financial obligations.

     The Fund’s total accumulated deficit was $116.3 million for the year ended October 31, 2002. The accumulated deficit in 2002 was due primarily to the Valuation Committee’s mark down of the valuations of certain portfolio company investments of $21.8 million, net realized losses of $33.5 million, and net investment loss of $3.1 million.

Portfolio Investments

     For the Years Ended October 31, 2004 and 2003. The cost of equity investments held by the Fund at October 31, 2004 and at October 31, 2003 was $122.8 million and $125.6 million, respectively, a decrease of $2.8 million. The aggregate fair value of equity investments at October 31, 2004 and at October 31, 2003 was $51.0 million and $11.6 million, respectively, an increase of $39.4 million. The cost of debt instruments (excluding subordinated notes, short-term investments, and cash equivalents) held by the Fund at October 31, 2004 and at October 31, 2003 was $28.8 million and $16.4 million, respectively, an increase of $12.4 million. The aggregate fair value of debt instruments at October 31, 2004 and at October 31, 2003 was $27.5 million and $12.5 million, respectively, an increase of $15.0 million. The cost of subordinated notes held by the Fund at October 31, 2004 was $0 and at October 31, 2003 was $4.5 million. The aggregate fair value of subordinated notes at October 31, 2004 and at October 31, 2003 was $0 and $0, respectively. The cost and aggregated fair value of short-term securities held by the Fund at October 31, 2004 and at October 31, 2003 was $34.1 million and $113.2 million, respectively, a decrease of $79.1 million. The cost and aggregate fair value of cash and cash equivalents held by the Fund at October 31, 2004 and at October 31, 2003 was $14.6 million and $7,000, respectively, an increase of approximately $14.6 million.

     For the Year Ended October 31, 2004

     During the year ended October 31, 2004, the Fund made seven new investments, totaling $55.71 million. The investments were made in Vestal Manufacturing Enterprises, Inc., Octagon Credit Investors LLC, Baltic Motors Corporation, Dakota Growers Pasta Company, Inc., Impact Confections, Inc., Timberland Machines & Irrigation Equipment, and Vitality Foodservice, Inc. The amounts invested were $1,450,000, $5,560,000, $10,500,000, $5,000,000, $7,700,000, $10,500,000, and $15,000,000 respectively. No additional investments were made in existing portfolio companies.

     The Fund had a return of capital from PTS Messaging, Inc. (“PTS Messaging”) with proceeds totaling approximately $102,000 from the initial and final disbursement of assets and a realized loss totaling approximately $11.6 million. As of October 31, 2004 the Fund no longer held an investment in PTS Messaging. The market value of PTS Messaging had been previously written down to zero.

     The Fund also realized a loss on Ishoni Networks, Inc. (“Ishoni”) of approximately $10.0 million. The Fund received no proceeds from the dissolution of this company and the investment has been removed from the Fund’s portfolio. The market value of Ishoni was previously written down to zero.

     There was a gain of $39,630 representing proceeds received from the cashless exercise of the Fund’s warrants of Synhrgy HR Technologies, Inc. (“Synhrgy”) in conjunction with the early repayment by Synhrgy of the $4.9 million remaining balance of the Fund’s credit facility.

     On August 26, 2004, Affiliated Computer Services, Inc. (“ACS”) acquired the Fund’s portfolio company BlueStar Solutions, Inc (“BlueStar”) in a cash transaction. The Fund received approximately $4.5 million for its investment in BlueStar. The cash received includes contingent payments, to be held in escrow that may be received in late 2005 up to $459,000. The carrying value of the BlueStar investment was $3.0 million. The Fund realized a loss of approximately $8.8 million, which was offset by a decrease in unrealized loss by the same amount. The effect of the transaction on the Fund was an increase in assets by $1.1 million. After the sale, the Fund no longer held any investment in BlueStar.

     On September 1, 2004, Mentor Graphics Corp. (“Mentor”) acquired the Fund’s portfolio company 0-In Design Automation, Inc (“0-In”). The Fund received 685,679 common shares of Mentor stock for its investment in 0-In. Of these shares approximately 82,283 will be held in escrow for a one year period. The Fund’s Valuation Committee determined to carry the escrow shares at zero because it was unable to determine how many shares, if any, the Fund would receive from the escrow. The 603,396 freely tradable shares received at the time of the exchange had a market value of approximately $6.6 million. The Fund’s carrying value of the 0-In investment was $6.0 million. The effect of the transaction on the Fund was an increase in assets and unrealized gain of approximately $0.6 million. After the exchange, the Fund no longer held any investment in 0-In. Management continues to evaluate opportunities for its portfolio companies to realize value for the Fund and its stockholders.

     The cost and aggregated fair value of short-term securities held by the Fund at October 31, 2004 was $34.1 million. There was a return of $31.6 million in cash to the shareholders in January 2004 resulting from the completion of the Fund’s tender offer and several investments made in new portfolio companies both of which affected the Fund’s balance in short-term investments. The cost and aggregate fair value of cash and cash equivalents held by the Fund at October 31, 2004 was $14.6 million.

     For the Year Ended October 31, 2003

     The cost of equity investments held by the Fund at October 31, 2003 was $125.6 million. The aggregate fair value of equity investments at October 31, 2003 was $11.6 million. The cost of debt instruments held by the Fund at October 31, 2003 was $16.4 million. The aggregate fair value of debt instruments at October 31, 2003 was $12.5 million. The cost of subordinated notes held by the Fund at October 31, 2003 was $4.5 million. The aggregate fair value of subordinated notes at October 31, 2003 was $0.

     During the year ended October 31, 2003, under prior management, the Fund invested a total of approximately $21.95 million in new and existing portfolio companies. Approximately $19.95 million was invested in five new companies: BS Management Limited, Synhrgy HR Technologies, Inc., Integral Development Corporation, Arcot Systems, Inc., and Determine Software, Inc. Approximately $2.0 million was invested in two follow-on investments in CBCA, Inc. The current board of directors was elected at the Annual Meeting of Stockholders held on February 28, 2003. All investments made during the year ended October 31, 2003 were made under the supervision of the Former Board. There were no new investments (other than short-term investments) made under the supervision of the current board of directors.

     The Fund also had one portfolio company exit event with proceeds totaling approximately $40,000 and a realized loss totaling approximately $178,000 from the final disbursement of assets from EXP Systems, Inc., had one gain of $25,000 representing proceeds received from MediaPrise, Inc. in excess of the Fund’s complete write-off of the investment in MediaPrise, Inc. during the fiscal year ended October 31, 2002, and had two return of capital disbursements from BS Management totaling approximately $2.7 million and a realized loss of approximately $322,000 and had a complete write-off of Cidera, Inc. of $3.75 million. The Fund also received early repayment of the infoUSA, Inc. promissory note with proceeds of $1,845,445, representing full repayment of the note and outstanding accrued interest.

     The cost and aggregated fair value of short-term securities held by the Fund at October 31, 2003 was $113.2 million. The cost and aggregate fair value of cash and cash equivalents held by the Fund at October 31, 2003 was $7,000.

Portfolio Companies

     During the year ended October 31, 2004, the Fund had active investments in the following portfolio companies:

Actelis Networks, Inc.

     Actelis Networks, Inc. (“Actelis”), Fremont, California, provides authentication and access control solutions to secure the integrity of e-business in Internet-scale and wireless environments.

     At October 31, 2003 and October 31, 2004, the Fund’s investment in Actelis consisted of 1,506,025 shares of Series C Preferred Stock at a cost of $5.0 million. On April 29, 2004 the Valuation Committee wrote down the value of Actelis by $1.0 million to $0. The investment has been assigned a fair value of $0.

Arcot Systems, Inc.

     Arcot Systems, Inc. (“Arcot”), Santa Clara, California, develops solutions to address the challenges of securing e-business applications in Internet-scale and transactional environments.

     At October 31, 2003, the Fund’s investment in Arcot consisted of an outstanding balance on the loan of $5.05 million with a cost of $5.0 million. The investment was assigned a fair value of $2.0 million and the warrants were assigned a fair value of $0.

     During the year ended October 31, 2004, Arcot made scheduled principal repayments totaling $1,402,780.

     At October 31, 2004, the Fund’s investment in Arcot consisted of an outstanding balance on the loan of $3.65 million with a cost of $3.63 million. The investment has been assigned a fair value of $2.0 million and the warrants have been assigned a fair value of $0.

Baltic Motors Corporation

     Baltic Motors Corporation (“Baltic”), Farmington Hills, Michigan, is a U.S. company focused on the importation and sale of Ford and Land Rover vehicles and parts throughout Latvia, a member of the European Union.

     On June 25, 2004, the Fund made an investment in Baltic consisting of 54,947.37 shares of Common Stock at $109.20 per share for $6.0 million. In conjunction with this investment, the Fund made a mezzanine loan of $4.5 million to Baltic in the form of a Senior Subordinated Note. The loan has a maturity date of June 25, 2007 and earns interest at 10% per annum.

     At October 31, 2004, the Fund’s investment in Baltic had a cost and fair value of $10.5 million. Michael Tokarz, Chairman of the Fund, and Frances Spark and Bruce Shewmaker, officers of the Fund, serve as directors for Baltic.

BlueStar Solutions, Inc.

     BlueStar Solutions, Inc. (“BlueStar”), Cupertino, California, is a provider of enterprise applications outsourcing services. BlueStar delivers complete end-to-end services for managing SAP applications.

     At October 31, 2003, the Fund’s investments in BlueStar consisted of 74,211 shares of Series C Preferred Stock, 4,545,455 shares of Series D Preferred Stock, and 49,474 shares of Common Stock with a combined cost of $13.0 million. At October 31, 2003, the investments had been assigned a fair value of $1.5 million, or $0 per share of the Series C Preferred Stock, approximately $0.33 per share of the Series D Preferred Stock, and $0 per share of the Common Stock.

     On April 29, 2004 and July 29, 2004 the Valuation Committee wrote up the value of the BlueStar investment by $750,000 for a total write up of $1.5 million. The increase of the fair value was based upon better than anticipated financial results. The investments have been assigned a combined fair value of $3.0 million.

     On August 26, 2004, Affiliated Computer Services, Inc. (“ACS”) acquired the Fund’s portfolio company BlueStar Solutions, Inc (“BlueStar”) in a cash transaction. The Fund received approximately $4.5 million for its investment in BlueStar. The cash received includes contingent payments, to be held in escrow that may be received in late 2005 up to $459,000. The carrying value of the BlueStar investment was $3.0 million. The Fund realized a loss of approximately $8.8 million, which was offset by a decrease in unrealized loss by the same amount. The effect of the transaction on the Fund was an increase in assets by $1.1 million. After the sale, the Fund no longer held any investment in BlueStar.

CBCA, Inc.

     CBCA, Inc. (“CBCA”), Oakland, California, has developed an automated health benefit claims processing and payment system that includes full website functionality.

     At October 31, 2003, the Fund’s investment in CBCA consisted of 5,729,562 shares of Series E Preferred Stock with a cost of $12.0 million. The investment was assigned a fair value of $500,000, or approximately $0.09 per share.

     On November 14, 2003, CBCA raised additional capital by re-capitalizing the company. The Fund’s 5,729,562 shares in Series E Preferred Stock were converted to 753,350 shares of Common Stock. On April 29, 2004 the Valuation Committee wrote down the value of CBCA by $250,000. On July 29, 2004, the Valuation Committee wrote down the value of CBCA by another $250,000.

     At October 31, 2004, the Fund’s investment in CBCA consisted of 753,350 shares of Common Stock with a cost of $12.0 million. The investment has been assigned a fair value of $0.

Dakota Growers Pasta Company, Inc.

     Dakota Growers Pasta Company, Inc. (“Dakota”), Carrington, North Dakota, is the third largest manufacturer of dry pasta in North America and a market leader in private label sales. Dakota and its partners in DNA Dreamfields Company, LLC recently introduced a new process that is designed to reduce the number of digestible carbohydrates found in traditional pasta products.

     On July 30, 2004, the Fund made an investment in Dakota consisting of 909,091 shares of Common Stock at $5.49 per share for $5.0 million.

     At October 31, 2004, the Fund’s investment in Dakota had a cost and fair value of $5.0 million. Michael Tokarz, Chairman of the Fund, serves as a director of Dakota.

Determine Software, Inc.

     Determine Software, Inc. (“Determine”), San Francisco, California, is a provider of web-based contract management software.

     At October 31, 2003, the Fund’s investment in Determine consisted of an outstanding balance on the loan of $2.02 million with a cost of $2.0 million and 2,229,955 warrants to purchase a future round of convertible preferred stock at a price of $0.205 per share. The investment was assigned a fair value of $2.0 million and the warrants were assigned a fair value of $0.

     During the year ended October 31, 2004, Determine made scheduled principal repayments totaling $392,778.

     Effective August 1, 2004, the Fund granted Determine a six month moratorium with regards to the payment of required principal installments. The Fund agreed that for the period commencing August 1, 2004 through and including January 1, 2005, Determine shall not be required to make scheduled payments of principal, but must continue to make payments of interest.

     At October 31, 2004, the Fund’s investment in Determine consisted of a loan which had an outstanding balance of $1.63 million with a cost of $1.62 million. The investment has been assigned a fair value of $1.62 million and the warrants have been assigned a fair value of $0.

DPHI, Inc. (formerly DataPlay, Inc.)

     DPHI, Inc. (“DPHI”), Boulder, Colorado, developed new ways of enabling consumers to record and play digital content.

     At October 31, 2003, the Fund’s total investment in DataPlay consisted of 2,500,000 shares of Series D Preferred Stock with a cost basis of $7.5 million and seven promissory notes with a combined cost of $4.5 million.

     On August 29, 2004, the Fund entered into a transaction pursuant to which it received 602,131 Series A-1 preferred shares of DPHI, Inc., which purchased the assets of DataPlay, Inc. out of bankruptcy in late 2003. The Fund’s legal fees in connection with the transaction were approximately $20,000. The shares of DPHI, Inc. were received in exchange for the Fund’s seven promissory notes. The 2,500,000 shares of Series D Preferred Stock were removed from the books for a realized loss of $7.5 million. The unrealized loss had previously been recorded; therefore, the net effect of the transactions was zero.

     At October 31, 2004, the Fund’s investment in DPHI had a cost of $4.5 million and fair value of $0 and the Fund no longer held any investment in DataPlay.

Endymion Systems, Inc.

     Endymion Systems, Inc. (“Endymion”), Oakland, California, is a single source supplier for strategic, web-enabled, end-to-end business solutions that help its customers leverage Internet technologies to drive growth and increase productivity.

     At October 31, 2003 and October 31, 2004, the Fund’s investment in Endymion consisted of 7,156,760 shares of Series A Preferred Stock with a cost of $7.0 million. The investment has been assigned a fair value of $0.

Foliofn, Inc.

     Foliofn, Inc. (“Foliofn”), Vienna, Virginia, is a financial services technology company that delivers investment solutions to financial services firms and investors.

     At October 31, 2003 and October 31, 2004, the Fund’s investment in Foliofn consisted of 5,802,259 shares of Series C Preferred Stock with a cost of $15.0 million. The investment has been assigned a fair value of $0.

     Bruce Shewmaker, an officer of the Fund, serves as a Director of Foliofn.

Impact Confections, Inc.

     Impact Confections, Inc. (“Impact”), Roswell, New Mexico founded in 1981, is a manufacturer and distributor of children’s candies.

     On July 30, 2004, the Fund made an investment in Impact consisting of 252.472 shares of Common Stock at $10,694.26 per share for $2.7 million. In conjunction with this investment, the Fund made a loan of $5.0 million to Impact in the form of a Senior Subordinated Note. The loan has a maturity of July 30, 2009 and earns interest at 17% per annum. The loan’s cost basis was discounted to reflect the proper accounting treatment of loan origination fees received.

     At October 31, 2004, the Fund’s investment in Impact had a cost of $7.59 million and a combined fair value of $7.7 million.

     Puneet Sanan and Shivani Khurana, employees of the Fund, serve as directors of Impact.

Integral Development Corporation

     Integral Development Corporation (“Integral”), Mountain View, California, is a developer of technology which enables financial institutions to expand, integrate and automate their capital markets businesses and operations.

     At October 31, 2003, the Fund’s investment in Integral consisted of an outstanding balance on the loan of $4.49 million with a cost of $4.46 million. The investment was assigned a fair value of $3.5 million and the warrants were assigned a fair value of $0.

     During the year ended October 31, 2004, Integral made scheduled principal repayments totaling $1,683,336.

     On April 29, 2004 the Valuation Committee wrote up the fair value of the Integral loan by $989,000 to $3.647 million.

     At October 31, 2004, the Fund’s investment in Integral consisted of an outstanding balance on the loan of $2.81 million with a cost of $2.79 million. The investment has been assigned a fair value of $2.81 million.

Ishoni Networks, Inc.

     Ishoni Networks, Inc. (“Ishoni”), Santa Clara, California, developed technology that allowed customer premises equipment manufacturers and service providers to offer integrated voice, data and security services over a single broadband connection to residential and business customers.

     At October 31, 2003, the Fund’s investment in Ishoni consisted of 2,003,607 shares of Series C Preferred Stock with a cost of $10.0 million. The investment was assigned a fair value of $0.

     During the year ended October 31, 2004, Ishoni filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The case was closed on April 13, 2004 as a “No Asset Case”.

     At October 31, 2004, the Fund no longer held any investment in Ishoni. As a result, a realized loss of approximately $10.0 million was recognized which was offset by a reduction in unrealized loss by the same $10.0 million. Therefore, the net effect of the removal of the investment was zero.

Lumeta Corporation

     Lumeta Corporation (“Lumeta”), Somerset, New Jersey, is a developer of network management, security, and auditing solutions. The company provides businesses with a comprehensive analysis of their network security that is designed to reveal the vulnerabilities and inefficiencies of their corporate intranets.

     At October 31, 2004, the Fund’s investment in Lumeta consisted of 384,615 shares of Series A Preferred Stock and 266,846 shares of Series B Preferred Stock with a combined cost of approximately $406,000. The investments have been assigned a fair value of $200,000, or approximately $0.11 per share of Series A Preferred Stock and approximately $0.59 per share of Series B Preferred Stock.

Mainstream Data, Inc.

     Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, builds and operates satellite, internet, and wireless broadcast networks for the world’s largest information companies. Mainstream Data networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.

     At October 31, 2004, the Fund’s investment in Mainstream consisted of 5,786 shares of Common Stock with a cost of $3.75 million. The investment has been assigned a fair value of $0.

Mentor Graphics Corp. (formerly 0-In Design Automation, Inc.)

     Mentor Graphics Corp. (“Mentor”), Wilsonville, Oregon, is a world leader in electronic hardware and software design solutions.

     At October 31, 2003, the Fund’s investment in 0-In consisted of 2,239,291 shares of Series E Preferred Stock at a cost of $4.0 million. The investment was assigned a fair value of $1.0 million, or approximately $0.45 per share.

     During the year ended October 31, 2004, the Valuation Committee determined to increase the carrying value of the Fund’s investments in the Series E Preferred Stock of 0-In by $5.0 million to $6.0 million.

     On September 1, 2004, Mentor Graphics Corp. (“Mentor”) acquired the Fund’s portfolio company 0-In Design Automation, Inc (“0-In”). The Fund received 685,679 common shares of Mentor stock for its investment in 0-In. Of these shares approximately 82,283 will be held in escrow for a one year period. The Fund’s Valuation Committee determined to carry the escrow shares at zero because it was unable to determine how many shares, if any, the Fund would receive from the escrow. The 603,396 freely tradable shares received at the time of the exchange had a market value of approximately $6.6 million. The Fund’s carrying value of the 0-In investment was $6.0 million. The effect of the transaction on the Fund was an increase in assets and unrealized gain of approximately $0.6 million. The terms of the acquisition also include a multi-year earn-out, based upon future revenues, under which the Fund may be entitled to receive additional cash consideration. After the exchange, the Fund no longer held any investment in 0-In.

     At October 31, 2004, the Fund’s investment Mentor Graphics consisted of 603,396 shares of freely tradable Common Stock and 82,283 shares held in escrow until September 1, 2005. The combined cost of the freely tradable and escrow shares was $4.0 million. The market value of the Fund’s freely tradable shares of Mentor Graphics Corp. as of October 31, 2004 was $7,023,529. The fair value of the escrow shares was zero. Also at October 31, 2004, the Fund had received $9,031.17 from the multi-year earn-out.

Octagon Credit Investors, LLC

     On May 7, 2004, the Fund made an investment in Octagon Credit Investors, LLC (“Octagon”), a New York-based asset management company that manages leveraged loans and high yield bonds through collateralized debt obligations (“CDO”) funds.

     The first closing consisted of a $5,000,000 Senior Subordinated Loan, bearing interest at 15% over a seven year term. The note has a $5,000,000 principal face amount and was issued at a discounted cost basis of $4,450,000. The mezzanine loan included detachable warrants with a cost basis of $550,000. The Fund also entered into a $5,000,000 senior secured credit facility with Octagon. This credit facility expires on May 7, 2009 and bears interest at LIBOR plus 4%. Octagon has not yet drawn down on this facility. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility.

     The second closing occurred on June 1, 2004, in which the Fund closed a $560,000 equity investment in Octagon which provides the Fund a membership interest in the company.

     At October 31, 2004, the Fund’s mezzanine loan had an outstanding balance of $5.06 million with a cost of $4.41 million. The mezzanine loan was carried at a fair value of $4.53 million. The increase in the outstanding balance, cost and fair value of the loan is due to the accretion of the market discount, the amortization of loan origination fees and the capitalization of “paid in kind” interest. The equity investment in Octagon had been assigned a fair value of $560,000.

Phosistor Technologies, Inc.

     Phosistor Technologies, Inc. (“Phosistor”), Pleasanton, California, designed and developed integrated semiconductor components and modules for global telecommunications and data communications networks.

     At October 31, 2004, the Fund’s investment in Phosistor consisted of 6,666,667 shares of Series B Preferred Stock with a cost of $1.0 million. The investment has been assigned a fair value of $0.

     Phosistor ceased operations in 2003.

ProcessClaims, Inc.

     ProcessClaims, Inc. (“ProcessClaims”), Manhattan Beach, California, provides web-based solutions and value added services that streamline the automobile insurance claims process for the insurance industry and its partners.

     At October 31, 2003 and October 31, 2004, the Fund’s investments in ProcessClaims consisted of 6,250,000 shares of Series C Preferred Stock, 849,257 shares of Series D Preferred Stock, and 873,362 warrants to purchase 873,362 shares of Series E Convertible Preferred Stock with a combined cost of $2.4 million. The investment in the Series C Preferred Stock has been assigned a fair value of $2.0 million, or approximately $0.32 per share of Series C Preferred Stock, the investment in the Series D Preferred Stock has been assigned a fair value of $400,000 or approximately $0.471 per share of Series D Preferred Stock, and the investment in the Series E warrants has been assigned a fair value of $0.

     Nino Marakovic, an employee of the Fund, serves as a director of ProcessClaims.

PTS Messaging, Inc. (formerly Pagoo, Inc.)

     PTS Messaging, Inc. (“PTS Messaging”), formerly Pagoo, Inc., Lafayette, California, developed Internet voice technologies offering Internet services direct to the consumer.

     At October 31, 2003, the Fund’s investment in PTS Messaging consisted of 1,956,026 shares of Series A-1 Convertible Preferred Stock with a cost of $11.6 million. The investment was assigned a fair value of $0.

     During the year ended October 31, 2004, PTS Messaging initiated a partial and final disbursement of assets with proceeds totaling approximately $102,138. As a result, a realized loss of approximately $11.46 million was recognized which was offset by a reduction in unrealized loss by the same $11.46 million. Therefore, the net effect of the removal of the investment was zero.

     At October 31, 2004, the Fund no longer held any investment in PTS Messaging.

SafeStone Technologies PLC

     SafeStone Technologies PLC (“SafeStone”), Old Amersham, UK, provides organizations with secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.

     At October 31, 2004, the Fund’s investments in SafeStone consisted of 2,106,378 shares of Series A Ordinary Stock with a cost of $4.0 million. The investment has been assigned a fair value of $0.

ShopEaze Systems, Inc.

     ShopEaze Systems, Inc. (“ShopEaze”), Sunnyvale, California, partnered with established retailers to help them build online businesses to complement their existing brick-and-mortar businesses.

     At October 31, 2004, the Fund’s investment in ShopEaze consisted of 2,097,902 shares of Series B Preferred Stock with a cost of $6.0 million. The investment has been assigned a fair value of $0. ShopEaze ceased operations during 2002.

Sonexis, Inc.

     Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, is the developer of a new kind of conferencing solution—Sonexis ConferenceManager—a modular platform that supports a breadth of audio and web conferencing functionality to deliver rich media conferencing.

     At October 31, 2004, the Fund’s investment in Sonexis consisted of 131,615 shares of Common Stock with a cost of $10.0 million. On July 29, 2004, the Valuation Committee wrote down the value of Sonexis by $500,000. The investment has been assigned a fair value of $0.

Sygate Technologies, Inc.

     Sygate Technologies, Inc. (“Sygate”), Fremont, California, is a provider of enterprise-focused security policy enforcement solutions designed to provide the infrastructure to maintain an unbroken chain of control to IT Management.

     At October 31, 2003, the Fund’s investment in Sygate consisted of 9,756,098 shares of Series D Preferred Stock with a cost of $4.0 million. The investment was assigned a fair value of $4.0 million, or approximately $0.41 per share.

     During the year ended October 31, 2004, the Valuation Committee determined to increase the carrying value of the Fund’s investments in the Series D Preferred Stock of Sygate by approximately $1.5 million to $5.5 million. The increase of the fair value was based upon the company’s improved financial condition.

     At October 31, 2004, the Fund’s investment in Sygate consisted of 9,756,098 shares of Series D Preferred Stock with a cost of $4.0 million. The investment has been assigned a fair value of $5.5 million, or approximately $0.56 per share.

Synhrgy HR Technologies, Inc.

     Synhrgy HR Technologies, Inc. (“Synhrgy”), Houston, Texas, provides human resources technology and outsourcing services to Fortune 1000 companies.

     At October 31, 2003, the Fund’s investment in Synhrgy consisted of an outstanding balance on the loan of $5.0 million with a cost of $4.96 million. The investment was assigned a fair value of $4.96 million and the warrants were assigned a fair value of $0.

     During the three months ended January 31, 2004, Synhrgy repaid the balance of its original $5.0 million credit facility to the Fund. In conjunction with the repayment of the credit facility, the Fund also exercised its 43,750 warrants in a cashless transaction for a gain of approximately $40,000. As of October 31, 2004, the Fund no longer held an investment in Synhrgy.

Timberland Machines & Irrigation Equipment

     On August 5, 2004, the Fund made an investment in Timberland Machines & Irrigation Equipment (“Timberland”), a distributor of landscaping outdoor power equipment and irrigation products.

     The closing consisted of a $6,000,000 Senior Subordinated Loan, bearing interest at 17% over a five year term. The note has a $6,000,000 principal face amount and was issued at a cost basis of $6,000,000. The loan’s cost basis was discounted to reflect the proper accounting treatment of loan origination fees received. The Fund also received 450 shares of Common Stock for a $4,500,000 equity investment in Timberland. The Fund also received a no cost a warrant to purchase and additional 150 shares of Common Stock at a price of $10,000 per share.

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

     The Fund also provided Timberland Machines with a facility for a Subordinated Bridge Note which permits Timberland to borrow up to $750,000 at any time after November 1, 2004 until January 31, 2005, for a period of three months. The note will pay an interest rate of 12.5%.

     At October 31, 2004, the Fund’s mezzanine loan had an outstanding balance of $6.04 million with a cost of $5.94 million. The mezzanine loan was assigned a fair value of $6.04 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “paid in kind” interest. The common stock had been assigned a fair value of $4,500,000. The warrant has been assigned a fair value of $0.

     Michael Tokarz, Chairman of the Fund, and Puneet Sanan, an employee of the Fund, serve as directors of Timberland.

Vendio Services, Inc.

     Vendio Services, Inc. (“Vendio”), San Bruno, California, offers small businesses and entrepreneurs resources to build Internet sales channels by providing software solutions designed to help these merchants efficiently market, sell and distribute their products.

     At October 31, 2003 and October 31, 2004, the Fund’s investments in Vendio consisted of 10,476 shares of Common Stock and 6,443,188 shares of Series A Preferred Stock at a cost of $6.6 million. At October 31, 2003, the investments had been assigned a fair value of approximately $500,000, or $0.00 per share for the Common Stock and approximately $0.08 per share for the Series A Preferred Stock.

     On April 29, 2004, the Valuation Committee wrote up the value of Vendio by $634,000 to $1.134 million. At October 31, 2004, the investments have been assigned a fair value of $1.134 million, $0 per share for the Common Stock and approximately $0.176 per share for the Series A Preferred Stock.

     Nino Marakovic, an employee of the Fund, serves as a director of Vendio.

Vestal Manufacturing Enterprises, Inc.

     Vestal Manufacturing Enterprises, Inc. (“Vestal”), Sweetwater, Tennessee, is a market leader for steel fabricated products to brick and masonry segments of the construction industry. It is believed to be the only U.S. company which manufactures and sells both cast iron and fabricated steel specialty products used in the construction of single-family homes.

     On April 29, 2004, the Fund made an investment in Vestal consisting of 40,500 shares of Common Stock at $11.11 per share for $450,000. In conjunction with this investment, the Fund made a loan of

$1,000,000 to Vestal in the form of a Senior Subordinated Promissory Note. The loan has a maturity date of April 29, 2011 and earns interest at 12% per annum.

     At October 31, 2004, the Fund’s investment in Vestal had a cost and fair value of $1,450,000.

     Michael Tokarz, Chairman of the Fund, and Bruce Shewmaker, an officer of the Fund, serve as directors of Vestal.

Vitality Foodservice, Inc.

     Vitality Foodservice, Inc. (“Vitality”), Tampa, Florida, is a market leader in the processing and marketing of dispensed and non-dispensed juices and frozen concentrate liquid coffee to the foodservice industry. With an installed base of over 42,000 dispensers worldwide, Vitality sells its frozen concentrate through a network of over 350 distributors to such market niches as institutional foodservice, including schools, hospitals, cruise ships, hotels and restaurants.

     On September 24, 2004, the Fund made an investment in Vitality consisting of 500,000 shares of Common Stock at $10.00 per share for $5,000,000. In conjunction with this investment, the Fund also purchased 1,000,000 shares of Series A Convertible Preferred Stock at $10.00 per share for $10,000,000. The Convertible Preferred Stock has a liquidation date of September 24, 2011 and has a dividend rate of 13%. The Convertible Preferred Stock also has detachable warrants granting the Fund the right to purchase 211,243 shares of Common Stock at the price of $0.01 per share

     At October 31, 2004, the Fund’s investment in Vitality had a cost and fair value of $15,000,000.

     The Fund has the right to nominate one person to the Board of Directors of Vitality. Currently, the Fund has nominated Dave Hadani, a consultant to the Fund, to serve as a director of Vitality.

Yaga, Inc.

     Yaga, Inc. (“Yaga”), San Francisco, California, provides a hosted application service provider (ASP) platform that is designed to address emerging revenue and payment infrastructure needs of online businesses. Yaga’s payment and accounting application supports micropayments, aggregated billing and stored value accounts while also managing royalty/affiliate accounting and split payments.

     At October 31, 2003, the Fund’s investment in Yaga consisted of 300,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred and 100,000 warrants to purchase 100,000 shares of Series B Preferred Shares with a combined cost of $2.3 million.

     At October 31, 2004, the Fund’s investment in Yaga consisted of 300,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B with a combined cost of $2.3 million. The 100,000 warrants expired on June 8, 2004. The investments had been assigned a fair value of $0.0 at both October 31, 2003 and 2004.

Liquidity and Capital Resources

     At October 31, 2004, the Fund had $125.8 million of investments consisting of investments in equities totaling $51.0 million, investments in debt instruments totaling $27.5 million, investments in short-term securities and cash and cash equivalents totaling approximately $47.3 million. The Fund considers all money market and other temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. Cash held by MVC Financial Services, Inc. the Fund’s wholly owned subsidiary may be uninvested, but held in an interest bearing account. U.S. government securities and cash equivalents are highly liquid. During the year ended October 31, 2004, the Fund made seven new investments, totaling $55.71 million. The investments were made in Vestal Manufacturing Enterprises, Inc., Octagon Credit Investors LLC, Baltic Motors Corporation, Dakota Growers Pasta Company, Inc., Impact Confections, Inc., Timberland Machines & Irrigation Equipment, and Vitality Foodservice, Inc. The amounts invested were $1,450,000, $5,560,000, $10,500,000, $5,000,000, $7,700,000, $10,500,000, and $15,000,000 respectively. No additional investments were made in existing portfolio companies.

     During the year ended October 31, 2004, the Fund commenced and completed a tender offer to acquire up to twenty-five percent (25%) of its outstanding shares of common stock at a per share cash purchase price equal to ninety-five percent (95%) of net asset value per share as of December 31, 2003, the day the offer expired. Based on a final count by the depositary for the tender offer, 3,859,558 shares were tendered at a price of $8.18 resulting in a total disbursement from the Fund of $31,571,184.

     Current balance sheet resources are believed to be sufficient to finance current commitments. Current commitments include:

     The Fund maintains a $5,000,000 senior secured credit facility with Octagon Credit Investors, LLC (“Octagon”). This credit facility has a term of up to five years and bears interest at LIBOR plus 4%. Octagon has not yet drawn down on this facility. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility.

     Timberland Machines has a floor plan financing program administered by Transamerica Commercial Finance Corporation. As is typical in this industry, under the terms of the dealer financing arrangement, Timberland Machines guarantees the repurchase of product from Transamerica, if a dealer defaults on payment and the underlying assets are repossessed. The Fund has agreed to be a co-guarantor of this repurchase commitment, but its maximum potential exposure as a result of the guarantee is contractually limited to $0.5 million.

     The Fund also provided Timberland Machines with a facility for a Subordinated Bridge Note which permits Timberland to borrow up to $750,000 at any time after November 1, 2004 until January 31, 2005, for a period of three months. The note will pay an interest rate of 12.5%.

     On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20 million revolving credit facility (the “Credit Facility”) with LaSalle Bank National Association (the “Bank”). On October 28, 2004, the Fund borrowed $10,025,000 under the Credit Facility. The proceeds from borrowings made under the Credit Facility are expected to be used for general corporate purposes. The Credit Facility will expire on October 31, 2005, at which time all outstanding amounts under the Credit Facility will be due and payable. Borrowings under the Credit Facility will bear interest, at the Fund’s option, at either a fixed rate equal to the LIBOR rate (for one, two, three or six months), plus a spread of 1.00% per annum, or at a floating rate equal to the Bank’s prime rate in effect from time to time, minus a spread of 1.00% per annum.

     The Fund enters into contracts that contain a variety of indemnifications. The Fund’s maximum exposure under these arrangements is unknown. However, The Fund has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Subsequent Events – (Unaudited)

     On December 3, 2004, the Fund commenced a rights offering to its stockholders of non-transferable subscription rights to purchase shares of the Fund’s common stock. Pursuant to the terms of the rights offering, each share of common stock held by a stockholder of record on December 3, 2004, entitled the holder to one right. For every two rights held, stockholders were able to purchase one share of the Fund’s common stock at the subscription price of 95% of the Fund’s net asset value per share on January 3, 2005. In addition, stockholders who elected to exercise all of their rights to purchase the Fund’s common stock received an over-subscription right to subscribe for additional shares that were not purchased by other holders of rights. Based on a final count by the Fund’s subscription agent, 6,645,948 shares of the Fund’s common stock were subscribed for. Each share was subscribed for at a price of $9.10 which will result in gross proceeds to the Fund of approximately $60 million before expenses. The final payment date for shares purchased in the rights offering is February 1, 2005.

     Between October 31, 2004 and January 14, 2005, the Fund sold 564,800 shares of Mentor Graphics at an average price of $13.77 per share. The total net proceeds received from the shares sold is approximately $7.7 million.

     On November 12, 2004 the Fund repaid the $10,025,000 it borrowed from LaSalle Bank National Association under the revolving credit facility mentioned above. As of January 14, 2005, the Fund has not drawn upon credit facility since the repayment.

     On December 16, 2004, Timberland Machines borrowed $750,000 from the Fund using the Subordinated Bridge Note mentioned above. The note pays an interest rate of 12.5% and has a maturity date of March 16, 2005.

     On December 21, 2005, Determine Software, Inc. repaid its senior credit facility from the Fund in full. The amount of proceeds the Fund received from the repayment was approximately $1.64 million. This amount included all outstanding principal and any unpaid accrued interest. Under the terms of the early repayment, the Fund returned its 2,229,955 Series C warrants for no consideration.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

     Historically the Fund has invested in small companies, and its investments in these companies are considered speculative in nature. The Fund’s investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, the Fund is subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and return of capital.

     In addition, the following risk factors relate to market risks impacting the Fund.

Investing in private companies involves a high degree of risk.

     Our investment portfolio generally consists of loans to, and investments in, private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally very little publicly available information about the companies in which we invest, and we rely significantly on the due diligence of Mr. Tokarz and the members of the Fund’s investment team to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

Our investments in portfolio companies are generally illiquid.

     We generally acquire our investments directly from the issuer in privately negotiated transactions. Most of the investments in our portfolio (other than cash or cash equivalents) are typically subject to restrictions on resale or otherwise have no established trading market. We may exit our investments when the portfolio company has a liquidity event, such as a sale, recapitalization or initial public offering. The illiquidity of our investments may adversely affect our ability to dispose of equity and debt securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation could be significantly less than the current value of such investments.

Substantially all of our portfolio investments are recorded at “fair value” and, as a result, there is a degree of uncertainty regarding the carrying values of our portfolio investments .

     Pursuant to the requirements of the 1940 Act, because our portfolio company investments do not have readily ascertainable market values, we record these investments at fair value in accordance with Valuation Procedures adopted by our board of directors.

     At October 31, 2004, approximately 56.48% of our total assets represented portfolio investments recorded at fair value.

     There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we have an indication (based on an objective development) that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value, where appropriate. Without a readily ascertainable market value and because of the inherent uncertainty of fair valuation, fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

     Pursuant to our Valuation Procedures, our Valuation Committee (which is currently comprised of three independent directors) reviews, considers and determines fair valuations on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the statements of operations as “Net unrealized gain (loss) on investments.”

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

     Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets.

     Our overall business of making private equity investments may be affected by current and future market conditions. The absence of an active mezzanine lending or private equity environment may slow the amount of private equity investment activity generally. As a result, the pace of our investment activity may slow, which could impact our ability to achieve our investment objective. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of any gains realized on our investments.

Our borrowers may default on their payments, which may have an effect on our financial performance.

     We may make long-term unsecured, subordinated loans, which may involve a higher degree of repayment risk than conventional secured loans. We primarily invest in companies that may have limited financial resources and that may be unable to obtain financing from traditional sources. In addition, numerous factors may adversely affect a portfolio company’s ability to repay a loan we make to it, including the failure to meet a business plan, a downturn in its industry or operating results, or negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral.

Our investments in mezzanine and other debt securities may involve significant risks.

     Our investment strategy contemplates investments in mezzanine and other debt securities of privately held companies. “Mezzanine” investments typically are structured as subordinated loans (with or without warrants) that carry a fixed rate of interest. We may also make senior secured and other types of loans or debt investments. Our debt investments are typically not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade quality (rated lower than “Baa3” by Moody’s or lower than “BBB-” by Standard & Poor’s, commonly referred to as “junk bonds”). Loans of below investment grade quality have predominantly speculative characteristics with respect to the borrower’s capacity to pay interest and repay principal. Our debt investments in portfolio companies may thus result in a high level of risk and volatility and/or loss of principal.

We may not realize gains from our equity investments.

     When we invest in mezzanine and senior debt securities, we may acquire warrants or other equity securities as well. We may also invest directly in various equity securities. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive or invest in may not appreciate in value and, in fact, may decline in value. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it would be advantageous to resell. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Our investments in small and middle-market privately-held companies are extremely risky and you could lose your entire investment.

     Investments in small and middle-market privately-held companies are subject to a number of significant risks including the following:

•	Small and middle-market companies may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to companies that typically do not have capital sources readily available to them. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the borrowers to repay their loans to us upon maturity.

•	Small and middle-market companies typically have narrower product lines and smaller market shares than large companies. Because our target companies are smaller businesses, they may be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, smaller companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities, and a larger number of qualified managerial and technical personnel.

•	There is generally little or no publicly available information about these privately-held companies. Because we seek to make investments in privately-held companies, there is generally little or no publicly available operating and financial information about them. As a result, we rely on our investment professionals to perform due diligence investigations of these privately-held companies, their operations and their prospects. We may not learn all of the material information we need to know regarding these companies through our investigations.

•	Small and middle-market companies generally have less predictable operating results. We expect that our portfolio companies may have significant variations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, finance expansion or maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by their senior lenders.

•	Small and middle-market businesses are more likely to be dependent on one or two persons. Typically, the success of a small or middle-market company also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us.

•	Small and middle-market companies are likely to have greater exposure to economic downturns than larger companies. We expect that our portfolio companies will have fewer resources than larger businesses and an economic downturn may thus more likely have a material adverse effect on them.

•	Small and middle-market companies may have limited operating histories. We may make debt or equity investments in new companies that meet our investment criteria. Portfolio companies with limited operating histories are exposed to the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.

Investments in foreign debt or equity may involve significant risks in addition to the risks inherent in U.S. investments.

     Our investment strategy may result in some investments in debt or equity of foreign companies (subject to applicable limits prescribed by the 1940 Act). Investing in foreign companies can expose us to additional risks not typically associated with investing in U.S. companies. These risks include exchange rates, changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

The market for private equity investments can be highly competitive. In some cases, our status as a regulated business development company may hinder our ability to participate in investment opportunities.

     We face competition in our investing activities from private equity funds, other business development companies, investment banks, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals and foreign investors. As a regulated business development company, we are required to disclose quarterly the name and business description of portfolio companies and the value of any portfolio securities. Many of our competitors are not subject to this disclosure requirement. Our obligation to disclose this information could hinder our ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make us less attractive as a potential investor to a given portfolio company than a private equity fund not subject to the same regulations. Furthermore, some of our competitors have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making certain investments.

Our common stock price can be volatile.

     The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity participation securities, or LEAPs, or short trading positions;

•	changes in regulatory policies or tax guidelines with respect to business development companies or RICs;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	general economic conditions and trends;

•	loss of a major funding source; or

•	departures of key personnel.

We are subject to market discount risk.

     As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our net asset value, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our net asset value. Although our shares have recently traded at a premium to our net asset value, historically, our shares, as well as those of other closed-end investment companies, have frequently traded at a discount to their net asset value, which discount often fluctuates over time.

Changes in interest rates may affect our cost of capital and net investment income.

     Because we may borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, may be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of sharply rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We may utilize our short-term credit facilities as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with equity and long-term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

The war with Iraq, terrorist attacks and other acts of violence or war may affect any market for our common stock, impact the businesses in which we invest and harm our operations and our profitability.

     The war with Iraq, its aftermath and the continuing occupation of Iraq are likely to have a substantial impact on the U.S. and world economies and securities markets. The nature, scope and duration of the war and occupation cannot be predicted with any certainty. Furthermore, terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. Such attacks and armed conflicts in the United States or elsewhere may impact the businesses in which we invest directly or indirectly, by undermining economic conditions in the United States. Losses resulting from terrorist events are generally uninsurable.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.
Consolidated Balance Sheets

	October 31,	October 31,
	2004	2003
ASSETS
Assets
Cash	$1,214,537	$—
Cash equivalents	11,932,404	6,850
Investments in short term securities, at market value (cost $34,114,792 and $113,237,521, respectively)	34,114,792	113,237,521
Investments in debt instruments, at fair value (cost $28,795,958 and $20,939,343, respectively) (Note 8)	27,502,755	12,471,288
Investments in equity, at fair value (cost $122,786,256 and $125,575,852, respectively), (Note 8)	51,017,530	11,600,000
Interest and fees receivable	442,322	152,630
Prepaid expenses	219,772	412,003
Deferred tax	87,278	—
Other assets	45,445	—

Total assets	$126,576,835	$137,880,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Revolving credit facility	$10,025,000	$—
Professional fees	223,069	133,553
Directors’ fees	17,815	27,511
Employee compensation and benefits	422,363	102,337
Taxes payable	166,205	—
Other accrued expenses and liabilities	155,039	608,729

Total liabilities	11,009,491	872,130

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 12,293,042 and 16,152,600 shares outstanding, respectively	165,000	165,000
Additional paid in capital	298,406,395	311,485,000
Accumulated deficit	(148,537,950)	(171,746,921)
Treasury stock, at cost, 4,206,958 and 347,400 shares held, respectively	(34,466,101)	(2,894,917)

Total shareholders’ equity	115,567,344	137,008,162

Total liabilities and shareholders’ equity	$126,576,835	$137,880,292

Net asset value per share	$9.40	$8.48

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2004	October 31, 2003	October 31, 2002
Investment Income:
Interest income	$3,085,966	$2,870,370	$3,730,148
Dividend income	—	—	9,745
Fee income	836,314	24,944	—
Other income	64,104	—	—

Total investment income	3,986,384	2,895,314	3,739,893

Operating Expenses:
Management fees	—	—	3,592,757
Proxy/Litigation related fees and expenses	—	4,037,327	—
Employee compensation and benefits	1,365,913	2,476,068	696,399
Insurance	959,570	1,058,776	134,421
Legal fees	686,061	1,514,549	998,436
Directors fees	175,956	455,292	307,200
Audit fees	154,938	102,102	155,000
Public relations fees	146,509	126,490	546,952
Other expenses	123,872	110,374	99,190
Administration	102,593	138,512	67,500
Facilities	90,828	1,281,054	166,483
Printing and postage	80,278	86,328	97,512
Interest expense	2,472	—	—

Total operating expenses	3,888,990	11,386,872	6,861,850

Net investment income (loss) before taxes	97,394	(8,491,558)	(3,121,957)

Tax Expense:
Tax expense	78,927	—	—

Net investment income (loss)	18,467	(8,491,558)	(3,121,957)

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized loss on investments	(37,794,910)	(4,220,380)	(33,469,122)

Net change in unrealized appreciation (depreciation) on investments	49,381,974	(42,771,460)	(21,765,310)

Net realized and unrealized gain (loss) on investments	11,587,064	(46,991,840)	(55,234,432)

Net increase (decrease) in net assets resulting from operations	$11,605,531	$(55,483,398)	$(58,356,389)

Net increase (decrease) in net assets per share resulting from operations	$0.91	$(3.42)	$(3.54)

Dividends declared per share	$0.12	$—	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2004	October 31, 2003	October 31, 2002
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$11,605,531	$(55,483,398)	$(58,356,389)
Adjustments to reconcile net assets resulting from operations to net cash provided by operating activities:
Realized loss	37,794,910	4,220,380	33,469,122
Net change in unrealized (appreciation) depreciation	(49,381,974)	42,771,460	21,765,310
Changes in assets and liabilities:
Interest and fees receivable	(289,692)	63,394	180,632
Prepaid expenses	192,231	(361,331)	(50,672)
Deferred tax	(87,278)	—	—
Other assets	(45,445)	—	—
Receivable for investments sold	—	379,632	(379,632)
Liabilities	112,361	(252,393)	546,296
Purchases of equity investments	(34,210,000)	(1,999,997)	(22,076,694)
Purchases of debt instruments	(20,950,000)	(19,955,005)	(4,500,000)
Purchases of short-term investments	(315,857,435)	(365,017,933)	(157,541,221)
Purchases of cash equivalents	(83,131,240)	(586,995,355)	(1,119,326,199)
Purchases of warrants	(550,000)	—	—
Proceeds from equity investments	4,309,991	1,884,848	9,955,664
Proceeds from debt instruments	8,478,894	3,239,364	—
Sales/maturities of short-term investments	395,819,875	277,144,371	35,097,303
Sales/maturities of cash equivalents	82,350,711	624,390,240	1,328,465,233

Net cash provided by operating activities	36,161,440	(75,971,718)	67,248,753

Cash Flows from Financing Activities:
Re-purchases of common Stock	(31,571,184)	(2,894,917)	—
Revolving credit facility	10,025,000	—	—
Current distributions to shareholders	(1,475,165)	—	(728,690)

Net cash used for financing activities	(23,021,349)	(2,894,917)	(728,690)

Net change in cash and cash equivalents for the year	13,140,091	(78,866,635)	66,520,063

Cash and cash equivalents, beginning of year	6,850	78,873,485	12,353,422

Cash and cash equivalents, end of year	$13,146,941	$6,850	$78,873,485

The accompanying rates are an integral part of these consolidated financial statements.

MVC Capital.Inc.
Consolidated Statements of Shareholders’ Equity

	Fund		Additional			Total
	Shares	Common	Paid in	Treasury	Accumulated	Shareholders’
	Issued	Stock	Capital	Stock	Deficit	Equity
Balance at November 1, 2001	16,500,000	$165,000	$311,485,000	$—	$(57,178,444)	$254,471,556
Current distributions to shareholders from income	—	—	—	—	(728,690)	(728,690)
Net decrease in net assets from operations	—	—	—	—	(58,356,389)	(58,356,389)

Balance at October 31, 2002	16,500,000	$165,000	$311,485,000	$—	$(116,263,523)	$195,386,477

Balance at November 1, 2002	16,500,000	165,000	$311,485,000	$—	$(116,283,523)	$195,386,477
Treasury shares repurchased	(347,400)	—	—	(2,894,917)	—	(2,894,917)
Net decrease in net assets from operations	—	—	—	—	(55,483,398)	(55,483,398)

Balance at October 31, 2003	16,152,600	$165,000	$311,485,000	(2,894,917)	$(171,746,921)	$137,008,162

Balance at November 1, 2003	16,152,600	$165,000	$311,485,000	$(2,894,917)	$(171,746,921)	$137,008,162
Return of capital statement of position reclass	—	—	(13,078,605)	—	13,078,605	—
Treasury shares repurchased	(3,859,558)	—	—	(31,571,184)	—	(31,571,184)
Current distributions to shareholders from income	—	—	—	—	(10,072)	(10,072)
Return of capital distributions to shareholders	—	—	—	—	(1,465,093)	(1,465,093)
Net increase in net assets from operations	—	—	—	—	11,605,531	11,605,531

Balance at October 31, 2004	12,293,042	$165,000	$298,406,395	$(34,466,101)	$(148,537,950)	$115,567,344

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the	For the		For the
	Year Ended	Year Ended		Year Ended
	October 31, 2004	October 31, 2003		October 31, 2002
Net asset value, beginning of year	$8.48	$11.84		$15.42

Gain (loss) from investment operations:

Net investment income (loss)	—	(0.53)		(0.19)

Net realized and unrealized gain (loss) on investments	0.91	(2.89)		(3.35)

Total gain (loss) from investment operations	0.91	(3.42)		(3.54)

Less distributions from:

Return of capital	(0.12)	—		(0.04)

Total distributions	(0.12)	—		(0.04)

Capital share transactions
Anti-dilutive effect of Share Repurchase Program	0.13	0.06		—

Net asset value, end of year	$9.40	$8.48		$11.84

Market value, end of year	$9.24	$8.10		$7.90

Market discount	(1.70%)	(4.48%)		(33.28%)

Total Return - At NAV (a)	12.26%	(28.38%)		(22.88%)

Total Return - At Market (a)	15.56%	2.53%		(14.22%)

Ratios and Supplemental Data:

Net assets, end of year (in thousands)	$115,567	$137,008		$195,386

Ratios to average net assets:

Expenses excluding taxes	3.36%	7.01	%(b)	3.02%

Net investment income (loss) before taxes	0.08%	(5.22	%) (b)	(1.37%)

Expenses including taxes	3.43%	7.01	%(b)	3.02%

Net investment income (loss) after taxes	0.02%	(5.22	%) (b)	(1.37%)

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b) The expense ratio for the year ended October 31, 2003 included approximately $4.0 million of proxy/litigation fees and expenses. When these fees and expenses are excluded, the Fund’s expense ratio was 4.52% and the net investment loss was (2.74%).

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2004

		Date of
		Initial
Description	Shares/Principal	Investment	Cost	Fair Value
Equity Investments - 44.14% (c, e) (Note 7, 8, 9)

Automotive Dealership - 5.19% (a, g)

* Baltic Motors Corporation, Common Stock (d)	54,947	June 2004	$6,000,000	$6,000,000

Confections Manufacturing and Distribution - 2.33% (a, g)

* Impact Confections, Inc., Common stock	252	July 2004	2,700,000	2,700,000

Distributor — Landscaping and Irrigation Equipment - 3.89% (a, g)

* Timberland Machines & Irrigation Equipment, Common Stock (d)	450	Aug. 2004	4,500,000	4,500,000

* Timberland Machines & Irrigation Equipment, Warrants (d)	150	Aug. 2004	—	—

Total Distributor — Landscaping and Irrigation Equipment			4,500,000	4,500,000

Financial Services - 0.96% (a, g)

Octagon Credit Investors, LLC, Membership Interest	5	June 2004	560,000	560,000

Octagon Credit Investors, LLC, Warrants	1	May 2004	560,000	550,000

Total Financial Services			1,110,000	1,110,000

Iron Foundries - 0.39% (a, g)

* Vestal Manufacturing Enterprises, Inc., Common Stock (d)	40,500	Apr. 2004	450,000	450,000

Manufacturer of Packaged Foods - 4.33% (a, g)

* Dakota Growers Pasta Company, Inc., Common Stock	909,091	July 2004	5,000,000	5,000,000

Non-Alcoholic Beverages - 12.98% (a)

* Vitality Foodservice, Inc., Common Stock (g)	500,000	Sept. 2004	5,000,000	5,000,000

* Vitality Foodservice, Inc., Series A	1,000,000	Sept. 2004	10,000,000	10,000,000

* Vitality Foodservice, Inc., Warrants (g)	1,000,000	Sept. 2004	—	—

Total Non-Alcoholic Beverages			15,000,000	15,000,000

Technology Investments - 14.07% (g)

Actelis Networks, Inc. Series C (a)	1,506,025	May 2001	5,000,003	—

CBCA, Inc., Common Stock (a)	753,350	Apr. 2002	11,999,995	—

DPHI, Inc., Series A (a)	602,131	May 2002	4,520,350	—

* Endymion Systems, Inc., Series A (a)	7,156,760	June 2000	7,000,000	—

FOLIOfn, Inc., Series C (a)	5,802,259	June 2000	15,000,000	—

Lumeta Corporation, Series A (a)	384,615	Oct. 2000	250,000	43,511

Lumeta Corporation, Series B (a)	266,846	June 2002	156,489	156,489

MainStream Data, Common Stock (a)	5,786	Aug. 2002	3,750,000	—

Mentor Graphics Corp. (b)	603,396	Nov. 2001	3,519,988	7,023,529

Mentor Graphics Corp. (i)	82,283	Nov. 2001	480,008	—

* Phosistor Technologies Inc., Series B (a, f)	6,666,667	Jan. 2002	1,000,000	—

* ProcessClaims, Inc., Series C (a)	6,250,000	June 2001	2,000,000	2,000,000

* ProcessClaims, Inc., Series D (a)	849,257	May 2002	400,000	400,000

* ProcessClaims, Inc., Series E Warrants, expire 12/31/05 (a)	873,362	May 2002	20	—

SafeStone Technologies PLC, Series A Ordinary Shares (a)	2,106,378	Dec. 2000	4,015,402	—

* ShopEaze Systems, Inc., Series B (a, f)	2,097,902	May 2000	6,000,000	—

* Sonexis, Inc., Common Stock (a)	131,615	June 2000	10,000,000	—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments (Continued)
October 31, 2004

		Date of
		initial
Description	Shares/Principle	Investment	Cost	Fair Value
* Sygate Technologies. Inc., Series D (a)	9,756,098	Oct. 2002	$4,000,000	$5,500,000

* Vendio Services, Inc., Common Stock (a, d)	10,476	June 2000	5,500,000	—

* Vendio Services, Inc., Series A (a, d)	6,443,188	Jan. 2002	1,134,001	1,134,001

* Yaga, Inc. Series A (a)	300,000	Nov. 2000	300,000	—

* Yaga, inc., Series B (a)	1,000,000	June 2001	2,000,000	—

Total Technology Investments			88,026,256	16,257,530

Total Equity investments			122,786,256	51,017,530

Debt Instruments - 23.80% (a, c)

Automotive Dealerships - 3.89%

Baltic Motors Corporation (d)
10.0000%, 06/24/2007	4,500,000	June 2004	4,500,000	4,500,000

Confections Manufacturing and Distribution - 4.33%

Impact Confections, Inc.
17.0000%, 07/30/2009	5,000,000	July 2004	4,887,382	5,000,000

Distributor — Landscaping and Irrigation Equipment - 5.23%

Timbertland Machines & Irrigation Equipment (d)
17,0000%. 08/04/2009	6,042,164	Aug. 2004	5,943,114	6,042,164

Financial Services - 3.92%

Octagon Credit Investors, LLC
15,0000%, 05/07/2011	5,059,696	May 2004	4,414,971	4,530,286

Iron Foundries - 0.87%

Vestal Manufacturing Enterprises, Inc. (d)
12.0000%, 04/29/2011	1,000,000	Apr. 2004	1,000,000	1,000,000

Technology Investments - 5.56%

Arcot Systems, Inc. (h)
10.0000%, 12/31/2005	3,647,220	Dec. 2002	3,631,940	2,000,000

Determine Software, Inc.
1 2.0000%, 01/31/2006	1,632,222	Feb. 2003	1,624,753	1,624,753

Determine Software, Inc., Series C warrants (g)	2,229,955	Feb. 2003	—	—

Integral Development Corporation (h)
10.0000%, 12/31/2005	2,805,552	Dec. 2002	2,793,798	2,805,552

Total Technology Investments			8,050,491	6,430,305

Total Debt instruments			28,795,958	27,502,755

The accompanying notes are an Integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments (Continued)
October 31, 2004

		Date of
		Initial
Description	Shares/Principal	Investment	Cost	Market Value
Short - Term Securities - 29.52% (c)

U.S. Government & Agency Securities - 29.52% (c)

U.S. Treasury Bill 1.0000%, 11/04/2004	400,000	Aug. 2004	$399,956	$399,956

U.S. Treasury Bill 1.4350%, 11/18/2004	1,064,000	Aug. 2004	1,063,332	1,063,332

U.S. Treasury Bill 1.4700%, 11/26/2004	700,000	Aug. 2004	699,319	699,319

U.S. Treasury Bill 1.6200%, 01/06/2005	3,490,000	Oct. 2004	3,480,147	3,480,147

U.S. Treasury Bill 1.8000%, 01/27/2005	28,600,000	Oct. 2004	28,472,038	28,472,038

Total U.S. Government & Agency Securities			34,114,792	34,114,792

Total Short-Term Securities			34,114,792	34,114,792

Cash Equivalents - 10.33% (c)

Money Market Funds - 1.59% (c)

First American Prime Obligations Fund - Class A	1,834,229	Oct. 2004	1,834,229	1,834,229

Time Deposits - 8.74% (c)

LaSalle Enhanced Liquidity 1.5200%, 12/31/2031	10,098,175	Oct. 2004	10,098,175	10,098,175

Total Cash Equivalents			11,932,404	11,932,404

Total Investments - 107.79% (c)			$197,629,410	$124,567,481

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments (Continued)
October 31, 2004

(a) These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b) These shares are freely tradable with no restrictions to their sale.

(c) Percentages are based on net assets of $115,567,344 as of October 31, 2004.

(d) As defined in the Investment company Act of 1940, at October 31, 2004, the Fund was considered to have a controlling interest in Baltic Motors Corporation, Timberland Machines & Irrigation Equipment, Vendio Services, Inc., and Vestal Manufacturing Enterprises, Inc.

(e) All of the Fund’s preferred and common stock and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Baltic Motors Corporation and SafeStone Technologies PLC. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(f) Company in dissolution.

(g) Non-income producing assets.

(h) Also received warrants to purchase a number of shares of preferred stock to be determined upon exercise.

(i) These shares are held in escrow until September 1, 2005 and have been valued at zero by the Fund’s Valuation Committee. The Fund has no way to determine the amount of shares, if any, it will receive from the escrow. See Note 8 for further information.

* Affiliated issuers (Total Market Value of $42,684,001): companies in which the Fund owns at least 5% of the voting securities.

- Denotes zero cost/fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital
Consolidated Schedule of Investments
October 31, 2003

		Date of initial
Description	Shares/Principal	investment	Cost	Fair value

Equity Investments-8.47% (a, b, d, g) (Note 7, 8, 9)

Technology Investments - 8.47%

Actelis Networks, Inc. Series C	1,506,025	May 2001	$5,000,003	$1,000,000

* Blue Star Solutions, Inc.:
Common Stock	49,474	May 2000	3,999,999	—
Series C Preferred	74,211	May 2000	5,999,999	—

* BlueStar Solutions Inc., Series D	4,545,455	Feb. 2002	3,000,000	1,500,000

* CBCA, Inc., Series E	5,729,562	Apr. 2002	11,999,995	500,000

DataPlay, inc., Series D (e)	2,500,000	June 2001	7,500,000	—

* Endymion Systems, Inc., Series A	7,156,760	June 2000	7,000,000	—

* FOLIOfn, Inc., Series C	5,802,259	June 2000	15,000,000	—

Ishoni Networks, Inc., Series C	2,003,607	Nov. 2000	10,000,003	—

Lumeta Corporation, Series A	384,615	Oct. 2000	250,000	43,511

Lumeta Corporation, Series B	266,846	June 2002	156,489	156,489

Mainstream Data, Series D	85,719	Aug. 2002	3,750,001	—

* Phosistor Technologies, inc., Series B (f)	6,666,667	Jan. 2002	1,000,000	—

* ProcessClaims, Inc., Series C	6,250,000	June 2001	2,000,000	2,000,000

* ProcessClaims, Inc., Series D	849,257	May 2002	400,000	400,000

* ProcessClaims, Inc.
Series E warrants, expire 12/31/05 (g)	873,362	May 2002	20	—

* PTS Messaging, Inc., Series A-1 (f)	1,956,026	July 2000	11,569,939	—

* SafeStone Technologies PLC
Series A Ordinary Shares	2,106,378	Dec. 2000	4,015,402	—

ShopEaze Systems, Inc., Series B (f)	2,097,902	May 2000	6,000,000	—

* Sonexis, Inc., Series C	2,590,674	June 2000	10,000,000	500,000

* Sygate Technologies, inc., Series D	9,756,098	Oct. 2002	4,000,000	4,000,000

* Vendio Services, Inc., Common Slock (c)	10,476	June 2000	5,500,000	—

* Vendio Services, Inc., Series A (c)	6,443,188	Jan. 2002	1,134,001	500,000

* Yaga, Inc., Series A	300,000	Nov. 2000	300,000	—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital
Consolidated Schedule of Investments (Continued)
October 31, 2003

		Date of
		Initial
Description	Shares/Principal	Investment	Cost	Fair Value
* Yaga, Inc.:
Series B	1,000,000	June 2001	$2,000,000	$—
Series B Warrants, expire 06/08/04 (g)	100,000	June 2001	—	—

* 0-In Design Automation, Inc., Series E	2,239,291	Nov. 2001	4,000,001	1,000,000

Total Equity Investments			125,575,852	11,600,000

Debt lnstruments-9.10% (a, b)

Technology Investments - 9.10%

Arcot Systems, Inc. (h) 10.0000%, 12/31/2005	5,050,000	Dec. 2002	5,012,500	2,000,000

Determine Software, Inc. 12.0000%, 01/31/2006	2,025,000	Feb. 2003	2,009,224	2,009,224

Determine Software, Inc., Series C Warrants (g)	2,229,955	Feb. 2003	—	—

Intergral Development Corporation (h) 10.0000%, 12/31/2005	4,488,888	Dec. 2002	4,455,555	3,500,000

Synhrgy HR Technologies 12.0000%, 01/03/2006	5,000,000	Dec. 2002	4,962,064	4,962,064

Synhrgy HR Technologies, Series B-1 Warrant (g)	43,750	Dec. 2002	—	—

Total Debt Instruments			16,439,343	12,471,288

Subordinated Notes-0.00% (a, b, g)

Technology Investments - 0.00%

DataPlay, Inc. (e) 6.000%, 05/15/2005	2,000,000	May 2002	2,000,000	—

DataPlay, Inc. (e) 6.000%, 06/17/2005	500,000	June 2002	500,000	—

DataPlay, Inc. (e) 6.000%, 09/24/2005	200,000	Sept. 2002	200,000	—

DataPlay, Inc. (e) 6.000%, 08/16/2005	200,000	Aug. 2002	200,000	—

DataPlay, Inc. (e) 6.000%, 08/26/2005	400,000	Aug. 2002	400,000	—

DataPlay, Inc. (e) 6.000%, 09/03/2005	200,000	Sept. 2002	200,000	—

DataPlay, Inc. (e) 6.000%, 06/27/2005	1,000,000	June 2002	1,000,000	—

Total Subordinated Notes			4,500,000	—

The accompanying notes are an integral part of these consolidated financial statements.

Capital
Consolidated Schedule of Investments (Continued)
October 31, 2003

		Date of
		Initial		Fair Value/
Description	Shares/Principal	Investment	Cost	Market Value

Short-Term Securities-82.65% (b)

U.S. Government & Agency Securities-82.65% (b)

U.S. Treasury Bill 1.1000%, 11/06/2003	8,338,000	Aug. 2003	$8,337,016	$8,337,016

U.S. Treasury Bill 1.1000%, 11/13/2003	5,495,000	Aug. 2003	5,493,425	5,493,425

U.S. Treasury Bill 0.8550%, 11/20/2003	2,585,000	Aug. 2003	2,563,840	2,583,840

U.S. Treasury Bill 0.8400%, 12/26/2003	9,013,000	Sept. 2003	9,001,433	9,001,433

U.S. Treasury Bill 0.8600%, 01/02/2004	36,649,000	Oct. 2003	36,594,719	36,594,719

U.S. Treasury Bill 0.8000%, 01/08/2004	13,533,000	Oct. 2003	13,512,550	13,512,550

U.S. Treasury Bill 0.8500%, 01/15/2004	15,738,000	Oct. 2003	15,710,459	15,710,459

U.S. Treasury Bill 0.9200%, 01/22/2004	14,585,000	Oct. 2003	14,556,762	14,556,762

U.S. Treasury Bill 0.9600%, 01/29/2004	7,463,000	Oct. 2003	7,447,317	7,447,317

Total U.S. Government & Agency Securities			113,237,521	113,237,521

Total Short-Term Securities			113,237,521	113,237,521

Cash Equivalents-0.00%(b)

Money Market Funds-0.00% (b)

First American Prime Obligations Fund - Class S	6,850	Nov. 2002	6,850	6,850

Total Cash Equivalents			6,850	6,850

Total lnvestments-100.22% (b)			$259,759,566	$137,315,659

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital
Consolidated Schedule of Investments (Continued)
October 31, 2003

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

(d) All of the Fund’s preferred and common stock and debt investments are in eligible portfolio companies, as defined in the Investment Company Act of 1940, except SafeStone Technologies PLC. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

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

MVC Capital, Inc.
Notes to Consolidated Financial Statements
October 31, 2004

1. Organization and Business Purpose

     MVC Capital, Inc., formerly known as meVC Draper Fisher Jurvetson Fund I, Inc. (the “Fund”), is a Delaware corporation organized on December 2, 1999 which commenced operations on March 31, 2000. On December 2, 2002 the Fund announced that it would begin doing business under the name MVC Capital. The Fund’s investment objective is to seek to maximize total return from capital appreciation and/or income. The Fund seeks to achieve its investment objective by providing equity and debt financing to companies that are, for the most part, privately owned (“Portfolio Companies”). The Fund’s current investments in Portfolio Companies consist principally of senior and subordinated loans, venture capital, mezzanine and preferred instruments and private equity investments.

     The Fund has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The shares of the Fund commenced trading on the New York Stock Exchange, Inc. (the “NYSE”) under the symbol MVC on June 26, 2000.

     The Fund had entered into an advisory agreement with meVC Advisers, Inc. (the “Former Advisor”) which had entered into a sub-advisory agreement with Draper Fisher Jurvetson MeVC Management Co., LLC (the “Former Sub-Advisor”). On June 19, 2002, the Former Advisor resigned without prior notice to the Fund as the Fund’s investment advisor. This resignation resulted in the automatic termination of the agreement between the Former Advisor and the Former Sub-Advisor to the Fund. As a result, the Fund’s board internalized the Fund’s operations, including management of the Fund’s investments.

     At the February 28, 2003 Annual Meeting of Stockholders, a new board of directors replaced the former board of directors of the Fund (the “Former Board”) in its entirety. On March 6, 2003, the results of the election were certified by the Inspector of Elections, whereupon the Board terminated John M. Grillos, the Fund’s previous CEO. Shortly thereafter, other members of the Fund’s senior management team, who had previously reported to Mr. Grillos, resigned. With these significant changes in the Board and management of the Fund, the Fund operated in a transition mode and, as a result, no portfolio investments were made from early March 2003 through the end of October 2003 (the end of the Fiscal Year). During this period, the Board explored various alternatives for a long-term management plan for the Fund. Accordingly, at the September 16, 2003 Special Meeting of Stockholders, the Board voted and approved the Fund’s business plan.

     On November 6, 2003, Michael Tokarz assumed his position as Chairman, Portfolio Manager and Director of the Fund. Mr. Tokarz is compensated by the Fund based upon his positive performance as the Portfolio Manager.

     On March 29, 2004 at the Annual Shareholder meeting, the stockholders approved the election of Emilio Dominianni, Robert S. Everett, Gerald Hellerman, Robert C. Knapp and Michael Tokarz to serve as members of the Board of Directors of the Fund and adopted an amendment to the Fund’s Certificate of Incorporation authorizing the changing of the name of the Fund from “meVC Draper Fisher Jurvetson Fund I, Inc.” to “MVC Capital, Inc.”

     On July 7, 2004 the Fund’s name change from “meVC Draper Fisher Jurvetson Fund I, Inc.” to “MVC Capital, Inc.” became effective.

     On July 16, 2004 the Fund commenced the operations of MVC Financial Services, Inc.

2. Consolidation

     On July 16, 2004, the Fund formed a wholly owned subsidiary MVC Financial Services, Inc. (“MVCFS”). MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Fund and the Fund’s portfolio companies. Under regulations governing the content of the Fund’s financial statements, the Fund is generally precluded from consolidating any entity other than another investment company; however, an exception to these regulations allows the Fund to consolidate MVCFS since it is a wholly owned operating subsidiary. MVCFS had opening equity of $1 (100 shares at $0.01 per share). The Fund does not hold MVCFS for investment purposes and does not intend to sell MVCFS. All intercompany accounts have been eliminated in consolidation.

3. Significant Accounting Policies

     The following is a summary of significant accounting policies followed by the Fund in the preparation of its consolidated financial statements:

     The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

     Valuation of Portfolio Securities – Pursuant to the requirements of the Investment Company Act, the Fund values its portfolio securities at their current market values or, if market quotations are not readily available, at their estimates of fair values. Because the Fund’s portfolio company investments generally do not have readily ascertainable market values, the Fund records these investments at fair value in accordance with Valuation Procedures adopted by its board of directors. The Fund’s board of directors may also hire independent consultants to review its Valuation Procedures or to conduct an independent valuation of one or more of its portfolio investments.

     Pursuant to the Fund’s Valuation Procedures, the Fund’s valuation committee (“Valuation Committee”) (which is currently comprised of three Independent Directors) determines fair valuations of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the statements of operations as “Net unrealized gain (loss) on investments.” Currently, the Fund’s net asset value per share is calculated and published on a daily basis. The fair values determined as of the most recent quarter end are reflected, in the next calculated net asset value per share. (If the Valuation Committee determines to fair value an investment more frequently than quarterly, the most recently determined fair value would be reflected in the published net asset value per share.) Beginning on February 1, 2005, the Fund expects to calculate and publish its net asset value per share on a monthly basis (unless determined otherwise by its Valuation Committee) instead of daily.

     The Fund calculates its net asset value per share by subtracting all liabilities from the total value of its portfolio securities and other assets and dividing the result by the total number of outstanding shares of its common stock on the date of valuation.

     At October 31, 2004, approximately 56.48% of the Fund’s total assets represented portfolio investments recorded at fair value.

     Initially, portfolio securities for which a reliable market value cannot be determined are valued at cost (absent the existence of circumstances warranting, in management’s and the Valuation Committee’s view, a different initial value). During the period that such a portfolio security is held by the Fund, its original cost may cease to represent an appropriate valuation, and other factors must be considered. No pre -

determined formula can be applied to determine fair values. Rather, the Valuation Committee makes fair value assessments based upon the estimated value at which the securities of the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties (other than in a forced or liquidation sale). The liquidity event whereby the Fund exits an investment is generally a sale, merger, recapitalization or, in some cases, the initial public offering of the portfolio company.

     There is no one methodology to determine fair value and, in fact, for any portfolio security, fair value may be expressed as a range of values, from which we derive a single estimate of fair value. To determine the fair value of a portfolio security, the Valuation Committee analyzes the portfolio company’s financial results and projections. The Fund generally requires, where practicable, portfolio companies to provide annual audited and more regular unaudited financial statements, and/or annual projections for the upcoming fiscal year.

     The fair value of the Fund’s portfolio securities is inherently subjective. Because of the inherent uncertainty of fair valuation of portfolio securities that do not have readily ascertainable market values, the Fund’s estimate of fair value may significantly differ from the fair market value that would have been used had a ready market existed for the securities. Such values also do not reflect brokers’ fees or other selling costs which might become payable on disposition of such investments.

     The Fund’s equity interests in portfolio companies for which there is no liquid public market are valued at their fair value. Generally, fair value of an equity interest is based upon the “enterprise value” of the portfolio company. The Valuation Committee’s analysis of enterprise value may include various factors, such as multiples of EBITDA, cash flow, net income or revenues, or in limited instances, book value or liquidation value. All of these factors may be subject to adjustment based upon the particular circumstances of a portfolio company. For example, adjustments to EBITDA may take into account compensation to previous owners or an acquisition, a recapitalization, a restructuring or related items.

     The Valuation Committee may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, or industry practices and trends in determining fair value. The Valuation Committee may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing enterprise value. The determined fair values are generally discounted to account for restrictions on resale and minority control positions.

     Generally, the value of the Fund’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

     For loans and debt securities, fair value generally approximates cost unless there is a reduced enterprise value or the overall financial condition of the portfolio company or other factors indicate a lower fair value for the loan or debt security.

     Generally, in arriving at a fair value for a debt security or a loan, the Valuation Committee focuses on the portfolio company’s ability to service and repay the debt and considers its underlying assets. With respect to a convertible debt security, the Valuation Committee also analyzes the excess of the value of the underlying security over the conversion price as if the security was converted when the conversion feature is “in the money” (appropriately discounted if restricted). If the security is not currently convertible, the use of an appropriate discount in valuing the underlying security is typically considered. If the fair value of the underlying security is less than the conversion price, the Valuation Committee focuses on the portfolio company’s ability to service and repay the debt.

     When the Fund receives nominal cost warrants or free equity securities (“nominal cost equity”) with a debt security, the Fund allocates its cost basis in its investment between debt securities and nominal cost equity at the time of origination.

     Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. Loan origination fees, original issue discount and market discount are deferred and then amortized into interest income using the effective interest method. The weighted average yield on loans and debt securities is computed as the: (i) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount and market discount earned on accruing loans and debt securities, divided by; (ii) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date. Prepayment premiums are recorded on loans when received.

     For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Fund will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. However, the Fund may accrue payment-in-kind interest if the health of the portfolio company and the underlying securities are not in question.

     Investment Transactions and Related Investment Income – Investment transactions and related revenues and expenses are accounted for on the trade date (the date the order to buy or sell is executed). The cost of securities sold is determined on a first-in, first-out basis, unless otherwise specified. Dividend income on investment securities is recorded on the ex-dividend date. Interest income, which includes accretion of discount and amortization of premium, if applicable, is recorded on the accrual basis. Fee income includes fees for guarantees and services rendered by the Fund or its wholly-owned subsidiary to portfolio companies and other third parties such as due diligence, structuring, transaction services, monitoring services, and investment advisory services. Guaranty fees are recognized as income over the related period of the guaranty. Due diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Monitoring and investment advisory services fees are generally recognized as income as the services are rendered. Any fee income determined to be loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain.

     Cash and Cash Equivalents – For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Fund considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents.

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

     Reclassifications – Certain amounts from prior years have had to be reclassified to conform to the current year presentation.

4. Management

     For the Year Ended October 31, 2004

     On November 6, 2003, Michael Tokarz assumed his position as Chairman, Portfolio Manager and Director of the Fund. As Portfolio Manager, Mr. Tokarz will be compensated by the Fund based upon his performance as the Portfolio Manager. Under the terms of his agreement with the Fund, the Fund will pay Mr. Tokarz an amount equal to the lesser of (a) 20% of the net income of the Fund for the fiscal year; or (b) the sum of (i) 20% of the net capital gains realized by the Fund in respect of the investments made during his tenure as Portfolio Manager; and (ii) the amount, if any, by which the Fund’s total expenses for a fiscal year were less than two percent of the Fund’s net assets (determined as of the last day of the period). Any payments to be made shall be calculated based upon the audited financial statements of the Fund for the applicable fiscal year and shall be paid as soon as practicable following the completion of such audit. For the year ended October 31, 2004, Mr. Tokarz received no compensation from the Fund pursuant to his contract.

     On January 12, 2004, Frances Spark was appointed Chief Financial Officer and Jaclyn Shapiro was appointed Secretary to the Fund.

     On October 4, 2004, Scott Schuenke was appointed Chief Compliance Officer to the Fund.

     For the Years Ended October 31, 2003, 2002 and 2001

     For the year ended October 31, 2003, the Fund has managed its operations and investments internally. Previously, from commencement of operations through June 19, 2002, the Fund was charged a management fee by the Former Advisor at an annual rate of 2.5% of the average weekly net assets of the Fund, paid monthly in arrears. A portion of this fee was also used to pay the Former Sub-Advisor. The Former Advisor had entered into a sub-advisory agreement with the Former Sub-Advisor in which the Former Advisor paid the Former Sub-Advisor an annual investment sub-advisory fee equal to 1.0% of the Fund’s average weekly net assets, paid monthly in arrears. The sub-advisory fees were not an additional expense to the Fund. During the period November 1, 2001 to May 31, 2002, the Fund paid the Former Advisor $3.48 million in management fees who in turn distributed $1.51 million to the Former Sub-Advisor. During the year ended October 31, 2001, the Fund paid the Former Advisor $7.39 million in management fees who in turn distributed $2.96 million to the Former Sub-Advisor.

5. Dividends and Distributions to Shareholders

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

     For the Year Ended October 31, 2004

     On October 14, 2004, the Fund’s Board of Directors declared a nonrecurring dividend of $.12 per share payable to stockholders of record on October 22, 2004 and payable on October 29, 2004. In accordance with the dividend reinvestment plan, EquiServe Trust Company, N.A., purchased shares on the open market of the NYSE for those shareholders electing to take their distributions in the form of stock dividends. The total distribution amounted to $1,475,165.

     For the Year Ended October 31, 2003

     During the year ended October 31, 2003, the Fund’s expenses exceeded its ordinary income and its capital losses exceeded its capital gains. As such, the Fund did not declare any dividends during the year ended October 31, 2003.

     For the Year Ended October 31, 2002

     On December 4, 2001, the Fund announced an ordinary income cash dividend of $0.044163 per share, payable on January 3, 2002, to stockholders of record at the close of business on December 10, 2001. In accordance with the dividend reinvestment plan, the plan agent purchased shares on the open market of the NYSE for those shareholders electing to take their distributions in the form of stock dividends. The total distribution amounted to $728,690.

6. Transactions With Other Parties

     The Fund is permitted to co-invest in certain Portfolio Companies with its affiliates subject to specified conditions set forth in an exemptive order obtained from the SEC. Under the terms of the order, Portfolio Companies purchased by the Fund and its affiliates are required to be approved by the Independent Directors and are required to satisfy certain conditions established by the SEC. During the 2004 fiscal year, no transactions were effected pursuant to the exemptive order.

     On February 7, 2003, the Fund acquired various assets from Sand Hill Capital Holdings, Inc., the entity affiliated with the Fund’s former President, William Del Biaggio III, for the Fund’s operations, including but not limited to, furniture and systems hardware and software. The assets were purchased for $24,000.

     Through March 2002, Fleet Investment Advisors managed the Fund’s cash portfolio under a sub-advisory agreement with the Former Advisor. Subsequently, the Former Advisor managed those assets until its resignation on June 19, 2002. From June 19, 2002 through March 27, 2003, the Fund’s short term investment portfolio was managed internally by Fund employees. From March 28, 2003 through the current date, and at the Fund’s direction, U.S. Bank National Association purchased 90-day U.S. Treasury Bills with the Fund’s short term assets except that the Fund’s cash balances, if not large enough to be invested in 90-day Treasury Bills, are swept into a designated money market account.

     On June 19, 2002, when meVC Advisers resigned as the Investment Advisor to the Fund, the Former Advisor’s sub-advisory agreement with the Former Sub-Advisor was terminated automatically as a matter of contract construction. On June 20, 2002, the Board voted to internalize all investment management and administrative functions of the Fund. For the year ended October 31, 2002, the Fund paid meVC Advisers advisory fees amounting to $3.59 million and the Former Advisor paid the Former Sub-Advisor sub-advisory fees amounting to $1.58 million, or 1% of the 2.5% management fee.

     On June 26, 2002, the Fund acquired various assets from meVC Advisers necessary to run the Fund’s information systems and web site, including but not limited to, website equipment, systems hardware and software, and intellectual property. The assets were purchased for $17,855.

     In June and October 2002, the Fund utilized the services of the Former Sub-Advisor as a temporary payroll agent to facilitate the payment of the Fund’s employees. Former Management and the Former Board believed it was in the stockholders’ best interest to maintain continuity of payroll while operations were initiated with the Fund’s ongoing payroll vendor.

7. Concentration of Market and Credit Risk

     Financial instruments that subjected the Fund to concentrations of market risk consisted principally of preferred stocks, subordinated notes, and debt instruments, which represent approximately 67.93% of the Fund’s net assets at October 31, 2004. As discussed in Note 8, investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Fund’s fair value policies and procedures. The Fund’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Fund’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, except that the Fund’s cash balances, if not large enough to be invested in 90-day Treasury Bills, are swept into a designated money market account.

8. Portfolio Investments

     For the Year Ended October 31, 2004

     During the year ended October 31, 2004, the Fund made seven new investments, totaling $55.71 million. The investments were made in Vestal Manufacturing Enterprises, Inc., Octagon Credit Investors LLC, Baltic Motors Corporation, Dakota Growers Pasta Company, Inc., Impact Confections, Inc., Timberland Machines & Irrigation Equipment, and Vitality Foodservice, Inc. The amounts invested were $1,450,000, $5,560,000, $10,500,000, $5,000,000, $7,700,000, $10,500,000, and $15,000,000 respectively. No additional investments were made in existing portfolio companies.

     The Fund had a return of capital from PTS Messaging, Inc. (“PTS Messaging”) with proceeds totaling approximately $102,000 from the initial and final disbursement of assets and a realized loss totaling approximately $11.6 million. As of October 31, 2004 the Fund no longer held an investment in PTS Messaging. The market value of PTS Messaging was previously written down to zero.

     The Fund also realized a loss on Ishoni Networks, Inc. (“Ishoni”) of approximately $10.0 million. The Fund received no proceeds from the dissolution of this company and the investment has been removed from the Fund’s portfolio. The market value of Ishoni was previously written down to zero.

     There was a gain of $39,630 representing proceeds received from the cashless exercise of the Fund’s warrants of Synhrgy HR Technologies, Inc. (“Synhrgy”) in conjunction with the early repayment by Synhrgy of the $4.9 million remaining balance of the Fund’s credit facility.

     On August 26, 2004, Affiliated Computer Services, Inc. (“ACS”) acquired the Fund’s portfolio company BlueStar Solutions, Inc (“BlueStar”) in a cash transaction. The Fund received approximately $4.5 million for its investment in BlueStar. The cash received includes contingent payments, to be held in escrow that may be received in late 2005 up to $459,000. The carrying value of the BlueStar investment was $3.0 million. The Fund realized a loss of approximately $8.8 million, which was offset by a decrease in unrealized loss by the same amount. The effect of the transaction on the Fund was an increase in assets by $1.1 million. After the sale, the Fund no longer held any investment in BlueStar.

     On September 1, 2004, Mentor Graphics Corp. (“Mentor”) acquired the Fund’s portfolio company 0-In Design Automation, Inc (“0-In”). The Fund received 685,679 common shares of Mentor stock for its investment in 0-In. Of these shares approximately 82,283 will be held in escrow for a one year period. The Fund’s Valuation Committee determined to carry the escrow shares at zero because it was unable to determine how many shares, if any, the Fund would receive from the escrow. The 603,396 freely tradable shares received at the time of the exchange had a market value of approximately $6.6 million. The Fund’s carrying value of the 0-In investment was $6.0 million. The effect of the transaction on the Fund was an increase in assets and unrealized gain of approximately $0.6 million. The terms of the acquisition also include a multi-year earn-out, based upon future revenues, under which the Fund may be entitled to receive additional cash consideration. After the exchange, the Fund no longer held any investment in 0-In.

     The Fund also began to receive the monthly principal repayments on the credit facilities of Integral Development Corporation (“Integral”), Arcot Systems, Inc. (“Arcot”), and Determine Software, Inc. (“Determine”). Each made payments according to its respective credit facility agreement totaling the following amounts: Arcot $1,402,780, Determine $392,778 and Integral $1,683,336.

     For the year ended October 31, 2004, the Valuation Committee of the Board of Directors (“Valuation Committee”) increased the fair value of the Fund’s investments in 0-In Design Automation, Inc. (“0-In”) by $5 million, Sygate Technologies, Inc. (“Sygate”) by $1.5 million, BlueStar Solutions by $1.5 million, Vendio by $634,000 and Integral Development Corp. by $989,000 and wrote down the fair value of the Fund’s investments in Actelis Networks, Inc. by $1,000,000, CBCA, Inc. by $500,000, and Sonexis, Inc. by $500,000.

     At October 31 2004, the fair/market value of all portfolio investments, exclusive of short-term securities, was $78.52 million with a cost of $151.58 million and at October 31, 2003, the fair value of all portfolio investments, exclusive of short-term securities, was $24.1 million with a cost of $146.5 million.

     For the Year Ended October 31, 2003

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

     The Board of Directors was elected at the Annual Meeting of Stockholders held on February 28, 2003. All investments made during the year ended October 31, 2003 were made under the supervision of the Former Board (the Board of Directors in place prior to the February 2003 Annual Stockholders Meeting). There were no new investments (other than short-term investments) made under the supervision of the Board (the Board of Directors elected at the February 2003 Annual Stockholders Meeting).

     The Fund also had one portfolio company exit event with proceeds totaling approximately $40,000 and a realized loss totaling approximately $178,000 from the final disbursement of assets from EXP Systems, Inc., had one gain of $25,000 representing proceeds received from MediaPrise, Inc. in excess of the Fund’s complete write-off of the investment in MediaPrise, Inc. during the fiscal year ended October 31, 2002, and had two return of capital disbursements from BS Management totaling approximately $2.7 million and a realized loss of approximately $322,000 and had a complete write-off of Cidera, Inc. of $3.75 million. The Fund also received early repayment of the infoUSA, Inc. promissory note with proceeds of $1,845,445, representing full repayment of the note and outstanding accrued interest.

     In connection with the Fund’s $5.05 million Credit Facility with Arcot Systems, Inc., the Fund also received warrants to purchase shares of Series E Convertible Preferred Stock of Arcot Systems, Inc., equal to 3% of the outstanding common stock on a fully diluted basis, at an exercise price of approximately $0.97 per share, as adjusted. The warrants expire on December 31, 2009.

     In connection with the Fund’s $5.05 million Credit Facility with Integral Development Corporation, the Fund also received warrants to purchase shares of Series C Convertible Preferred Stock of Integral Development Corporation (or a future round of Preferred Stock), equal to the number obtained by multiplying the outstanding common stock by 0.030928, at an exercise price equal to $0.70 per share. The warrants expire on December 31, 2009.

     As a result of the change in the composition of the Board of Directors, the Former Valuation Committee was replaced, with the current Board electing new members to serve on the Current Valuation Committee. For the year ended October 31, 2003, the Former Valuation Committee and/or the Current Valuation Committee of the Board of Directors marked down the value of the Fund’s investments in Actelis Networks, Inc. by $1.5 million, Arcot Systems, Inc. by $3.0 million, BlueStar Solutions, Inc. by $3.0 million, BS Management by $1.5 million, CBCA, Inc. by $11.5 million, Endymion Systems, Inc. by $2.0 million, Foliofn, Inc. by $3.0 million, Integral Development Corporation by $1.0 million, Ishoni Networks, Inc. by $2.5 million, Lumeta Corporation by approximately $237,000, Mainstream Data, Inc. by approximately $500,000, Phosistor Technologies, Inc. by $1.0 million, ProcessClaims, Inc. by approximately $940,000, PTS Messaging, Inc. (formerly Pagoo, Inc.) by approximately $170,000, SafeStone Technologies PLC by $1.5 million, Sonexis, Inc. by $6.5 million, Yaga, Inc. by $1.3 million, Vendio Services, Inc. (formerly AuctionWatch.com, Inc.) by approximately $600,000, 0-In Design Automation, Inc. by $3.0 million, and DataPlay Inc. by $2.25 million, and wrote-off all of the accrued interest from the DataPlay, Inc. Promissory Notes. At October 31, 2003, the fair value of all portfolio investments, exclusive of short-term securities, was $24.1 million with a cost of $146.5 million.

     At October 31 2003, all of the Fund’s investments in preferred stocks totaling $11.6 million (8.47% of net assets), investments in debt instruments totaling $12.5 million (9.10% of net assets), and investments in subordinated notes totaling $0, had been valued by the Valuation Committee of the Board of Directors, in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, these values may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

9. Commitments and Contingencies

     The Fund rents office space at 287 Bowman Avenue, 3rd Floor, Purchase, New York 10577, under a lease which is scheduled to expire on November 30, 2005. Future payments under this lease total $56,682 from November 1, 2004 through October 31, 2005, and $4,734 from November 1, 2005 through November 30, 2005. The building at 287 Bowman Avenue, Purchase, New York is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Michael Tokarz, the Fund’s Chairman, Portfolio Manager, and Director.

     The Fund also extended a $5,000,000 senior secured credit facility to Octagon Credit Investors, LLC (“Octagon”). This credit facility expires on May 7, 2009 and bears interest at LIBOR plus 4%. Octagon has not yet drawn down on this facility. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility.

     Timberland Machines has a floor plan financing program administered by Transamerica Commercial Finance Corporation. As is typical in this industry, under the terms of the dealer financing arrangement, Timberland Machines guarantees the repurchase of product from Transamerica, if a dealer defaults on payment and the underlying assets are repossessed. The Fund has agreed to be a co-guarantor of this repurchase commitment, but its maximum potential exposure as a result of the guarantee is contractually limited to $0.5 million.

     The Fund also provided Timberland Machines with a facility for a Subordinated Bridge Note which permits Timberland to borrow up to $750,000 at any time after November 1, 2004 until January 31, 2005, for a period of three months. The note will pay an interest rate of 12.5%.

     On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20 million revolving credit facility (the “Credit Facility”) with LaSalle Bank National Association (the “Bank”). On October 28, 2004, the Fund borrowed $10,025,000 under the Credit Facility. The proceeds from borrowings made under the Credit Facility are expected to be used for general corporate purposes. The Credit Facility will expire on October 31, 2005, at which time all outstanding amounts under the Credit Facility will be due and payable.

     Borrowings under the Credit Facility will bear interest, at the Fund’s option, at either a fixed rate equal to the LIBOR rate (for one, two, three or six months), plus 1.00% per annum, or at a floating rate equal to the Bank’s prime rate in effect from time to time, minus a spread of 1.00% per annum.

     The Fund enters into contracts that contain a variety of indemnifications. The Fund’s maximum exposure under these arrangements is unknown. However, The Fund has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

10. Certain Repurchases of Equity Securities by the Issuer

     During the year ended October 31, 2004, the Fund conducted a tender offer to acquire up to twenty-five percent (25%) of its outstanding shares of common stock at a per share cash purchase price equal to ninety-five percent (95%) of net asset value per share as of December 31, 2003, the day the offer expired. Based on a final count by the depositary for the tender offer in January 2004, 3,859,558 shares, or 23.9% of the Fund’s outstanding common stock, were tendered. Because less than 25% of the Fund’s shares were tendered, the Fund purchased all shares tendered. Each share accepted for purchase was purchased at a price of $8.18 resulting in a total disbursement from the Fund of $31,571,184. Repurchased shares are included in treasury stock on the Consolidated Balance Sheets. Since completion of the tender offer, the Fund has 12,293,042 shares of common stock outstanding (excluding those held in treasury). The anti-dilutive effect of the tender offer totaled $1,659,610 and, accordingly, increased the net asset value per share of all remaining shares, after the tender offer, and excluding the shares in treasury, by approximately $0.13 per share.

11. Legal Proceedings

     On February 20, 2002, Millenco LP (“Millenco”), a stockholder, filed a complaint in the United States District Court for the District of Delaware on behalf of the Fund against the Former Advisor. The complaint alleged that the fees received by the Former Advisor, beginning one year prior to the filing of the complaint, were excessive, and in violation of Section 36(b) of the Investment Company Act. The case was settled for $370,000 from which the Company received net proceeds in July 2004 of $245,213 after payment of legal fees and expenses.

12. Recovery of Expenses

     On January 21, 2004, the Fund reached an agreement with the property manager at 3000 Sand Hill Road, Menlo Park, California to terminate its lease at such location as a result of the property manager’s ability to reach an agreement with a new tenant for the space. Under the terms of the agreement, the Fund bought-out its lease directly from the property manager, for an amount equal to $232,835. As a result, the Fund recovered approximately $250,000 of the remaining reserve established at October 31, 2003.

Without the recovery of the reserve, the gross facilities expense for the year ended October 31, 2004 would have been approximately $340,828.

     On July 13, 2004, the Fund received $245,213 from the settlement of the case Millenco L.P. v. meVC Advisers, Inc. (See Note 11 Legal Proceedings) The cash received was the reimbursement of management fees and such cash was used to offset current year other expenses resulting in a balance of $123,872 at October 31, 2004. Without this recovery, the gross other expenses for the year ended October 31, 2004 would have been $369,085.

13. Tax Matters

     Return of Capital Statement of Position (ROCSOP) Adjustment: During the year ended October 31, 2004, the Fund recorded a reclassification for permanent book to tax differences during the years ended October 31, 2004 and 2003. The differences totaling $13,078,605 were primarily due to net operating losses and return of capital distributions. The ROCSOP adjustments related to the fiscal years 2004 and 2003 were $1,465,093 and $11,613,512, respectively. These differences resulted in a net decrease in accumulated net investment loss, and a corresponding decrease in additional paid-in capital. This reclassification had no effect on net assets.

     Distributions to Shareholders: The table presented below includes MVC Capital, Inc. only. The Fund’s wholly-owned subsidiary MVC Financial Services, Inc. has not been included. As of October 31, 2004, the components of accumulated earnings/ (deficit) on a tax basis were as follows:

Tax Basis accumulated earnings (deficit)
Accumulated capital and other losses	(75,484,412)
Unrealized appreciation/depreciation	(73,388,912)
Total tax basis accumulated deficit	(148,661,659)
Add: Paid in capital	298,406,395
Common stock	165,000
Treasury stock	(34,466,101)
Tax basis net assets	115,443,635
Tax cost of investments	186,023,989

Current distributions to shareholders on a tax basis
Ordinary income	10,072
Return of capital	1,465,093

     On October 31, 2004, the Fund had a net capital loss carryforward of $75,484,412 of which $33,469,122 will expire in the year 2010, $4,220,380 will expire in the year 2011 and $37,794,910 will expire in the year 2012. To the extent future capital gains are offset by capital loss carryforwards, such gains will not be distributed.

14. Segment Data

     The Fund’s reportable segments are its investing operations as a business development company, MVC Capital, Inc. (“MVC”), and the financial advisory operations of its wholly owned subsidiary, MVC Financial Services, Inc. (“MVCFS”).

     The following table presents book basis segment data for the year ended October 31, 2004:

	MVC	MVCFS	Consolidated
Interest and dividend income	3,085,966	—	3,085,966
Fee income	96,720	739,594	836,314
Other income	64,104	—	64,104
Total operating income	3,246,790	739,594	3,986,384

Total operating expenses	3,885,739	3,251	3,888,990

Net operating income (loss) before taxes	(638,949)	736,343	97,394
Tax expense	—	78,927	78,927
Net investment income	(638,949)	657,4163	18,467
Net realized loss on investments	(37,794,910)	—	(37,794,910)
Net change in unrealized appreciation on investments	49,381,974	—	49,381,974
Net increase in net assets resulting from operations	10,948,115	657,416	11,605,531

In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc.

15. Submission of Matters to a Vote of Security Holders

     No matters were submitted to stockholders during the fourth quarter of 2004.

16. Subsequent Events – (Unaudited)

     On December 3, 2004, the Fund commenced a rights offering to its stockholders of non-transferable subscription rights to purchase shares of the Fund’s common stock. Pursuant to the terms of the rights offering, each share of common stock held by a stockholder of record on December 3, 2004, entitled the holder to one right. For every two rights held, stockholders were able to purchase one share of the Fund’s common stock at the subscription price of 95% of the Fund’s net asset value per share on January 3, 2005. In addition, stockholders who elected to exercise all of their rights to purchase the Fund’s common stock received an over-subscription right to subscribe for additional shares that were not purchased by other holders of rights. Based on a final count by the Fund’s subscription agent, 6,645,948 shares of the Fund’s common stock were subscribed for. Each share was subscribed for at a price of $9.10 which will result in gross proceeds to the Fund of approximately $60 million before expenses. The final payment date for shares purchased in the rights offering is February 1, 2005.

     Between October 31, 2004 and January 14, 2005, the Fund sold 564,800 shares of Mentor Graphics at an average price of $13.77 per share. The total net proceeds received from the shares sold is approximately $7.7 million.

     On November 12, 2004 the Fund repaid the $10,025,000 it borrowed from LaSalle Bank National Association under the revolving credit facility mentioned above. As of January 14, 2005, the Fund has not drawn upon credit facility since the repayment.

     On December 16, 2004, Timberland Machines borrowed $750,000 from the Fund using the Subordinated Bridge Note mentioned above. The note pays an interest rate of 12.5% and has a maturity date of March 16, 2005.

     On December 21, 2005, Determine Software, Inc. repaid its senior credit facility from the Fund in full. The amount of proceeds the Fund received from the repayment was approximately $1.64 million. This amount included all outstanding principal and any unpaid accrued interest. Under the terms of the early repayment, the Fund returned its 2,229,955 Series C warrants for no consideration.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MVC Capital, Inc.:

We have audited the accompanying balance sheets, including the schedule of investments, of MVC Capital, Inc. (the “Fund”) as of October 31, 2004 and October 31, 2003, and the related statements of operations, shareholders’ equity and cash flows, and the selected per share data and ratios for each of the two years in the period ended October 31, 2004. These financial statements and selected per share data and ratios are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. The financial statements of the Fund for the period ended October 31, 2002 were audited by other auditors whose report expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and selected per share data and ratios. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of MVC Capital, Inc. at October 31, 2004 and October 31, 2003, the results of its operations, the shareholders’ equity and cash flows, and the selected per share data and ratios for each of the two years in the period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
January 6, 2005

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

     On April 23, 2003, the Fund filed a report on Form 8-K advising that, on April 16, 2003, PricewaterhouseCoopers LLP (“PwC”), the Fund’s independent accountants, had resigned. The reports of PwC on the financial statements of the Fund for the fiscal year ended October 31, 2002 contain no adverse opinion or disclaimer and were not qualified or modified as to uncertainty, audit scope, or accounting principle. Further, during fiscal year ended October 31, 2002, and the subsequent interim period through April 16, 2003, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements. Exhibit 16 to this Form 10-K is a letter from PwC stating that it agrees with the above statements.

     On October 27, 2003, Ernst & Young, LLP (“Ernst & Young”) was engaged by the Audit Committee of the Board of Directors as the Fund’s new principal accountant. During the Fund’s fiscal year ended October 31, 2002 and any subsequent interim period prior to engaging Ernst & Young, the Fund (or anyone on its behalf) did not consult the newly engaged accountant regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Fund’s financial statements, (iii) either a written report was provided to the Fund or oral advice was provided that the new accountant concluded was an important factor considered by the Fund in reaching a decision as to the accounting, auditing or financial reporting issue, or (iv) any matter that was either the subject of a disagreement or a reportable event.

Item 9A. Controls and Procedures

     The Fund recognizes management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Fund. Within the 90 days prior to the filing date of this annual report on Form 10-K, the Fund carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the individual who performs the functions of a Principal Executive Officer (the “CEO”) and the individual who performs the functions of a Principal Financial Officer (the “CFO”). Based upon that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are adequate and effective.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act, 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation discussed above.

Part III

Item 10. Directors and Executive Officers of the Registrant

     Reference is made to the information with respect to “directors and executive officers of the Registrant” to be contained in the Fund’s proxy statement to be filed with the SEC, in connection with the Fund’s annual meeting of shareholders to be held in 2005 (the “2005 Proxy Statement”), which information is incorporated herein by reference.

     The Fund has adopted a code of ethics that applies to the Fund’s chief executive officer and chief financial officer/chief accounting officer, a copy of which can be obtained from the Fund’s website (www.mvccapital.com), free of charge.

Item 11. Executive Compensation

     Reference is made to the information with respect to “executive compensation” to be contained in the 2005 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Reference is made to the information with respect to “security ownership of certain beneficial owners and management” to be contained in the 2005 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     As stated above in Item 2, “Properties”, the Fund has leased property at 287 Bowman Avenue, Purchase, NY 10577 from Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz.

Item 14. Principal Accounting Fees and Services

     Reference is made to the information with respect to “principal accounting fees and services” to be contained in the 2005 Proxy Statement, which information is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statements, Schedules

(a)(1)

Financial Statements	Page(s)
Consolidated Balance Sheets	52
October 31, 2004 and October 31, 2003
Consolidated Statement of Operations	53
For the Year Ended October 31, 2004,
the Year Ended October 31, 2003, and
the Year Ended October 31, 2002
Consolidated Statement of Cash Flows	54
For the Year Ended October 31, 2004,
the Year Ended October 31, 2003, and
the Year Ended October 31, 2002
Consolidated Statement of Shareholders’ Equity	55
For the Year Ended October 31, 2004,
the Year Ended October 31, 2003, and
the Year Ended October 31, 2002
Consolidated Selected Per Share Data and Ratios	56
For the Year Ended October 31, 2004,
the Year Ended October 31, 2003, and
the Year Ended October 31, 2002
Consolidated Schedule of Investments	57
October 31, 2004
October 31, 2003
Notes to Consolidated Financial Statements	65
Report of Independent Registered Public Accounting Firm	78

     (a)(2) All other information required in the financial statement schedules has been incorporated in the financial statements or notes thereto or has been omitted since the information is not applicable, not present or not present in amounts sufficient to require submission of the schedule.

     (a)(3) The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit
Number	Description
3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 99.a filed with the Registrant’s initial registration statement on Form N-2 (File No. 333-92287) filed on December 8, 1999)

Exhibit
Number	Description
3.2	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to Exhibit 99.a.2 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

3.3	Fourth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.(II). filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on January 2, 2004)

4.1	Form of Share Certificate. (Incorporated by reference to Exhibit 99.d.1 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit 99.e filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.2	Lease for 287 Bowman Avenue, Purchase, NY 10577. (Incorporated by reference to Exhibit 10.1 with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on January 29, 2004)

10.3	Agreement between the Registrant and Michael Tokarz. (Incorporated by reference to Exhibit 10.2 filed with Annual Report on Form 10-K (File No. 814-00201) filed on January 29, 2004)

10.4	Form of Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.1 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.5	Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.2 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.6	Form of Custodian Agreement between Registrant and LaSalle Bank National Association. (Incorporated by reference to Exhibit 99.j.3 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.7	Form of Registrar, Transfer Agency and Service Agreement with Registrant and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 99.k(1) filed with the Registrant’s pre-effective amendment no. 2 to the registration statement on Form N-2 (File No. 333-92287) filed on February 11, 2000)

10.8	Form of Transfer Agency Letter Agreement with Registrant and EquiServe Trust Company, N.A. (Incorporated by reference to Exhibit 99.k.2 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.9	Form of Loan Agreement with Registrant and LaSalle Bank National Association. (Incorporated by reference to Exhibit 99.k.3 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.10	Form of Custody Account Pledge Agreement with Registrant and LaSalle Bank National Association. (Incorporated by reference to Exhibit 99.k.4 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

Exhibit
Number	Description
10.11	Form of Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.5 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.12	Form of Amendment to the Fund Administration Servicing Agreement. (Incorporated by reference to Exhibit 99.k.6 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.13	Form of Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.7 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.14	Form of Amendment to the Fund Accounting Servicing Agreement. (Incorporated by reference to Exhibit 99.k.8 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

14	Code of Ethics. (Incorporated by reference to Exhibit 99.r filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

16*	Letter regarding change in certifying accountant

23*	Consent from Ernst & Young LLP

31*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*Filed herewith

     (b) Exhibits

Exhibit No.	Exhibit
16	Letter regarding change in certifying accountant

23	Consent from Ernst & Young LLP

31	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

     (c) Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	Signature	Title

Date: January 14, 2005	/s/ Michael Tokarz	Chairman (Principal Executive Officer)
and Director
(Michael Tokarz)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

Date: January 14, 2005	/s/ Michael Tokarz	Chairman (Principal Executive Officer) and Director

(Michael Tokarz)

Date: January 14, 2005	/s/ Frances Spark	Chief Financial Officer

(Frances Spark)

Date: January 14, 2005	/s/ Gerald Hellerman	Director

(Gerald Hellerman)

Date: January 14, 2005	/s/ Robert C. Knapp	Director

(Robert C. Knapp)

Date: January 14, 2005	/s/ Robert S. Everett	Director

(Robert S. Everett)

Date: January 14, 2005	/s/ Emilio Dominianni	Director

(Emilio Dominianni)