Form 10-Q
period 2005-01-31
MVC CAPITAL, INC.
filed 2005-03-11
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-28405

MVC Capital, Inc.

(Formerly known as meVC Draper Fisher Jurvetson Fund I, inc.)

(Exact name of the registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3346760 (I.R.S. Employer Identification No.)

287 Bowman Avenue 3rd Floor Purchase, New York (Address of principal executive offices)	10577 (Zip Code)

Registrant’s telephone number, including area code: (914) 701-0310

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

As of March 10, 2005, there were 18,938,990 shares of Registrant’s common stock, $.01 par value (the “Shares”), outstanding.

MVC Capital, Inc.
(A Delaware Corporation)
Index

Page
Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets - January 31, 2005 and October 31, 2004	1
Consolidated Statement of Operations - For the Period November 1, 2004 to January 31, 2005 and the Period November 1, 2003 to January 31, 2004	2
Consolidated Statement of Cash Flows - For the Period November 1, 2004 to January 31, 2005 and the Period November 1, 2003 to January 31, 2004	3
Consolidated Statement of Shareholders’ Equity - For the Period November 1, 2004 to January 31, 2005 and the Period November 1, 2003 to January 31, 2004	4
Consolidated Selected Per Share Data and Ratios - For the Period November 1, 2004 to January 31, 2005 and the Year ended October 31, 2004	5
Consolidated Schedule of Investments - January 31, 2005	6
Notes to Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	35

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	36

SIGNATURE	37

Exhibits	38
Certification
Certification

Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	January 31,
	2005	October 31,
	(Unaudited)	2004
ASSETS
Assets
Cash	$4,029,546	$1,214,537
Cash equivalents	22,322,488	11,932,404
Investments in short term securities, at market value
(cost $81,222,955 and $34,114,792, respectively)	81,222,955	34,114,792
Investments in debt instruments, at fair value
(cost $30,646,181 and $28,795,958, respectively) (Note 4)	29,865,713	27,502,755
Investments in equity, at fair value
(cost $107,468,918 and $122,786,256, respectively), (Note 4)	44,196,745	51,017,530
Interest and fees receivable	546,835	442,322
Prepaid expenses	55,466	219,772
Deferred tax	122,111	87,278
Other assets	39,263	45,445

Total assets	$182,401,122	$126,576,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Revolving credit facility	$—	$10,025,000
Payable for investment purchased	3,000,000	—
Professional fees	326,416	223,069
Directors’ fees	30,920	17,815
Employee compensation and benefits	271,683	422,363
Taxes payable	—	166,205
Other accrued expenses and liabilities	562,048	155,039

Total liabilities	4,191,067	11,009,491

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 18,938,990 and 12,293,042 shares outstanding, respectively	165,000	165,000
Additional paid in capital	358,384,522	298,406,395
Accumulated deficit	(145,873,366)	(148,537,950)
Treasury stock, at cost, 4,206,958 and 4,206,958 shares held, respectively	(34,466,101)	(34,466,101)

Total shareholders’ equity	178,210,055	115,567,344

Total liabilities and shareholders’ equity	$182,401,122	$126,576,835

Net asset value per share	$9.41	$9.40

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations
(Unaudited)

	For the	For the
	Quarter Ended	Quarter Ended
	January 31, 2005	January 31, 2004
Investment Income:
Interest income	$1,280,047	$711,117
Dividend income	346,370	—
Fee income	179,683	—
Other income	189,326	5,059

Total investment income	1,995,426	716,176

Operating Expenses:
Employee compensation and benefits	433,747	267,840
Insurance	186,116	368,638
Legal fees	150,574	230,933
Directors fees	44,370	81,906
Audit fees	65,068	36,764
Public relations fees	33,224	41,368
Other expenses	107,357	189,606
Administration	28,585	27,632
Facilities	68,863	(140,033)
Printing and postage	18,004	41,768
Interest expense	12,359	—

Total operating expenses	1,148,267	1,146,422

Net investment income (loss) before taxes	847,159	(430,246)

Tax Expense (Benefit):
Deferred tax expense (benefit)	(34,833)	—
Current tax expense	325	—

Total tax expense (benefit)	(34,508)	—

Net investment income (loss)	881,667	(430,246)

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized loss on investments	(7,226,371)	(10,340,698)

Net change in unrealized appreciation on investments	9,009,288	13,075,576

Net realized and unrealized gain on investments	1,782,917	2,734,878

Net increase in net assets resulting from operations	$2,664,584	$2,304,632

Net increase in net assets per share resulting from operations	$0.18	$0.14

Dividends declared per share	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	Quarter Ended	Quarter Ended
	January 31, 2005	January 31, 2004
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$2,664,584	$2,304,632
Adjustments to reconcile net assets resulting from operations to net cash provided (used) by operating activities:
Realized loss	7,226,371	10,340,698
Net change in unrealized (appreciation)	(9,009,288)	(13,075,576)
Changes in assets and liabilities:
Interest and fees receivable	(104,513)	56,127
Prepaid expenses	164,306	329,244
Receivable for investment deposit	—	(1,000,000)
Deferred tax	(34,833)	—
Other assets	6,182	—
Liabilities	3,206,576	(335,991)
Purchases of equity investments	—	—
Purchases of debt instruments	(4,250,000)	—
Purchases of short-term investments	(84,795,388)	(80,807,409)
Purchases of cash equivalents	(22,340,571)	(46,907,725)
Proceeds from equity investments	8,295,018	136,272
Proceeds from debt instruments	2,473,890	5,617,223
Sales/maturities of short-term investments	37,935,975	113,389,123
Sales/maturities of cash equivalents	21,313,657	46,635,706

Net cash provided (used) by operating activities	(37,248,034)	36,682,324

Cash Flows from Financing Activities:
Repurchases of capital stock	—	(31,571,184)
Revolving credit facility	(10,025,000)	—

Net cash used for financing activities	(10,025,000)	(31,571,184)

Cash Flows from Investing Activities:
Issuance of capital stock	60,478,127	—

Net cash provided by investing activities	60,478,127	—

Net change in cash and cash equivalents for the period	13,205,093	5,111,140

Cash and cash equivalents, beginning of period	13,146,941	6,850

Cash and cash equivalents, end of period	$26,352,034	$5,117,990

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Fund		Additional			Total
	Shares	Common	Paid in	Treasury	Accumulated	Shareholders’
	Issued	Stock	Capital	Stock	Deficit	Equity
Balance at November 1, 2003	16,152,600	$165,000	$311,485,000	$(2,894,917)	(171,746,921)	137,008,162
Return of Capital Statement of Position reclass	—	—	(11,613,512)	—	11,613,512	—
Treasury Shares repurchased	(3,859,558)	—	—	(31,571,184)	—	(31,571,184)
Net increase in net assets from operations	—	—	—	—	2,304,632	2,304,632

Balance at January 31, 2004	12,293,042	$165,000	$299,871,488	$(34,466,101)	$(157,828,777)	$107,741,610

Balance at November 1, 2004	12,293,042	$165,000	$298,406,395	$(34,466,101)	(148,537,950)	115,567,344
Issuance of capital stock	6,645,948	—	60,478,127	—	—	60,478,127
Offering expenses	—	—	(500,000)	—	—	(500,000)
Net increase in net assets from operations	—	—	—	—	2,664,584	2,664,584

Balance at January 31, 2005	18,938,990	$165,000	$358,384,522	$(34,466,101)	$(145,873,366)	$178,210,055

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the		For the
	Quarter Ended		Year Ended
	January 31, 2005		October 31, 2004
	(Unaudited)
Net asset value, beginning of period	$9.40		$8.48

Gain (loss) from investment operations:

Net investment income	0.06		—

Net realized and unrealized gain on investments	0.12		0.91

Total gain from investment operations	0.18		0.91

Less distributions from:

Income	—		—

Return of Capital	—		(0.12)

Total distributions	—		(0.12)

Capital share transactions
Anti-dilutive effect of share repurchase program	—		0.13
Dilutive effect of issuance of capital stock	(0.17)		—

Net asset value, end of period	$9.41		$9.40

Market value, end of period	$9.30		$9.24

Market discount	(1.17%)		(1.70%)

Total Return - At NAV (a)	0.11%		12.26%

Total Return - At Market (a)	0.65%		15.56%

Ratios and Supplemental Data:

Net assets, end of period (in thousands)	$178,210		$115,567

Ratios to average net assets:

Expenses excluding tax expense (benefit)	3.40	% (b)	3.36%

Net investment income before tax expense (benefit)	2.51	% (b)	0.08%

Expenses including tax expense (benefit)	3.30	% (b)	3.43%

Net investment income after tax expense (benefit)	2.61	% (b)	0.02%

(a) Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b)	Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
January 31, 2005
(Unaudited)

			Date of
			Initial
Description		Shares/Principal	Investment	Cost	Fair Value

Equity Investments - 24.80% (b, d) (Note 3, 4, 5)

	Automotive Dealerships - 3.37% (a, f)

*	Baltic Motors Corporation, Common Stock (c)	54,947	June 2004	$6,000,000	$6,000,000

	Confections Manufacturing and Distribution - 1.51% (a, f)

*	Impact Confections, Inc., Common Stock	252	July 2004	2,700,000	2,700,000

	Distributor - Landscaping and Irrigation Equipment - 2.53% (a, f)

*	Timberland Machines & Irrigation, Inc., Common Stock (c)	450	Aug. 2004	4,500,000	4,500,000

*	Timberland Machines & Irrigation, Inc., Warrants (c)	150	Aug. 2004	—	—

	Total Distributor - Landscaping and Irrigation Equipment			4,500,000	4,500,000

	Financial Services - 0.66% (a, f)

	Octagon Credit Investors, LLC, Membership Interest	5	June 2004	629,525	629,525

	Octagon Credit Investors, LLC, Warrants	1	May 2004	550,000	550,000

	Total Financial Services			1,179,525	1,179,525

	Iron Foundries - 0.25% (a, f)

*	Vestal Manufacturing Enterprises, Inc., Common Stock (c)	40,500	Apr. 2004	450,000	450,000

	Manufacturer of Packaged Foods - 2.81% (a, f)

*	Dakota Growers Pasta Company, Inc., Common Stock	909,091	July 2004	5,000,000	5,000,000

	Non-Alcoholic Beverages - 8.49% (a)

*	Vitality Foodservice, Inc., Common Stock (f)	500,000	Sept. 2004	5,000,000	5,000,000

*	Vitality Foodservice, Inc., Series A (i)	1,013,322	Sept. 2004	10,133,219	10,133,219

*	Vitality Foodservice, Inc., Warrants (f)	1,000,000	Sept. 2004	—	—

	Total Non-Alcoholic Beverages			15,133,219	15,133,219

	Technology Investments - 5.18% (f)

	Actelis Networks, Inc. Series C (a)	150,602	May 2001	5,000,003	—

	DPHI, Inc., Series A (a)	602,131	May 2002	4,520,350	—

*	Endymion Systems, Inc., Series A (a)	7,156,760	June 2000	7,000,000	—

	FOLIOfn, Inc., Series C (a)	5,802,259	June 2000	15,000,000	—

	Lumeta Corporation, Series A (a)	384,615	Oct. 2000	250,000	43,511

	Lumeta Corporation, Series B (a)	266,846	June 2002	156,489	156,489

	MainStream Data, Common Stock (a)	5,786	Aug. 2002	3,750,000	—

	Mentor Graphics Corp. (h)	82,283	Nov. 2001	480,008	—

*	Phosistor Technologies, Inc., Series B (a, e)	6,666,667	Jan. 2002	1,000,000	—

*	ProcessClaims, Inc., Series C (a)	6,250,000	June 2001	2,000,000	2,000,000

*	ProcessClaims, Inc., Series D (a)	849,257	May 2002	400,000	400,000

*	ProcessClaims, Inc., Series E Warrants, expire 12/31/05 (a)	873,362	May 2002	20	—

	SafeStone Technologies PLC, Series A Ordinary Shares (a)	2,106,378	Dec. 2000	4,015,402	—

*	ShopEaze Systems, Inc., Series B (a, e)	2,097,902	May 2000	6,000,000	—

*	Sonexis, Inc., Common Stock (a)	131,615	June 2000	10,000,000	—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments (Continued)
January 31, 2005
(Unaudited)

		Date of
		Initial
Description	Shares/Principal	Investment	Cost	Fair Value

* Sygate Technologies, Inc., Series D (a)	9,756,098	Oct. 2002	$4,000,001	$5,500,000

* Vendio Services, Inc., Common Stock (a, c)	10,476	June 2000	5,499,900	—

* Vendio Services, Inc., Series A (a, c)	6,443,188	Jan. 2002	1,134,001	1,134,001

* Yaga, Inc., Series A (a)	300,000	Nov. 2000	300,000	—

* Yaga, Inc., Series B (a)	1,000,000	June 2001	2,000,000	—

Total Technology Investments			72,506,174	9,234,001

Total Equity Investments			107,468,918	44,196,745

Debt Instruments - 16.76% (a, b, d)

Automotive Dealerships - 2.53%

* Baltic Motors Corporation (c) 10.0000%, 06/24/2007	4,500,000	June 2004	4,500,000	4,500,000

Confections Manufacturing and Distribution - 2.84%

* Impact Confections, Inc. (i) 17.0000%, 07/30/2009	5,056,712	July 2004	4,947,965	5,056,712

Distributor - Landscaping and Irrigation Equipment - 4.13%

* Timberland Machines & Irrigation, Inc., Loan (c) (i) 17.0000%, 08/04/2009	6,110,697	Aug. 2004	6,015,053	6,110,697

* Timberland Machines & Irrigation, Inc., Subordinated Bridge Notes (c) 12.5000%, 01/31/2006	1,250,000	Dec. 2004	1,214,748	1,250,000

Total Distributor - Landscaping and Irrigation Equipment Investments				7,360,697

Electrical Distribution - 1.68%

JDC Lighting, LLC (i) 17.0000%, 01/31/2009	3,000,000	Jan. 2005	2,925,000	3,000,000

Financial Services - 2.56%

Octagon Credit Investors, LLC (i) 15.0000%, 05/07/2011	5,081,290	May 2004	4,451,017	4,563,586

Iron Foundries - 0.56%

* Vestal Manufacturing Enterprises, Inc. (c) 12.0000%, 04/29/2011	1,000,000	Apr. 2004	1,000,000	1,000,000

Technology Investments - 2.46%

Arcot Systems, Inc. (g) 10.2500%, 12/31/2005	3,226,386	Dec. 2002	3,215,630	2,000,000

Integral Development Corporation (g) 10.2500%, 12/31/2005	2,384,718	Dec. 2002	2,376,768	2,384,718

Total Technology Investments			5,592,398	4,384,718

Total Debt Instruments			30,646,181	29,865,713

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments (Continued)
January 31, 2005
(Unaudited)

		Date of
		Initial
Description	Shares/Principal	Investment	Cost	Market Value

Short-Term Securities - 45.58% (b)

U.S. Government & Agency Securities - 45.58% (b)

U.S. Treasury Bill 1.9900%, 02/17/2005	9,030,000	Dec. 2004	$9,022,502	$9,022,502

U.S. Treasury Bill 2.0516%, 04/07/2005	65,400,000	Jan. 2005	65,139,124	65,139,124

U.S. Treasury Bill 2.0400%, 04/28/2005	7,100,000	Jan. 2005	7,061,329	7,061,329

Total U.S. Government & Agency Securities			81,222,955	81,222,955

Total Short-Term Securities			81,222,955	81,222,955

Cash Equivalents - 12.52% (b)

Money Market Funds - 0.69% (b)

First American Prime Obligations Fund - Class A	1,241,724	Oct. 2004	1,241,724	1,241,724

Time Deposits - 11.83% (b)

LaSalle Enhanced Liquidity 1.2000%, 12/31/2031	21,080,764	Oct. 2004	21,080,764	21,080,764

Total Cash Equivalents			22,322,488	22,322,488

Total Investments - 99.66% (b)			$241,660,542	$177,607,901

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments (Continued)
January 31, 2005
(Unaudited)

(a) These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b) Percentages are based on net assets of $178,210,055 as of January 31, 2005.

(c) As defined in the Investment Company Act of 1940, at January 31, 2005, the Fund was considered to have a controlling interest in Baltic Motors Corporation, Timberland Machines & Irrigation, Inc., Vendio Services, Inc., and Vestal Manufacturing Enterprises, Inc.

(d) All of the Fund’s preferred and common stock and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Baltic Motors Corporation and SafeStone Technologies PLC. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(e) Company in dissolution.

(f) Non-income producing assets.

(g) Also received warrants to purchase a number of shares of preferred stock to be determined upon exercise.

(h) These shares are held in escrow until September 1, 2005 and have been valued at zero by the Fund’s Valuation Committee. The Fund has no way to determine the amount of shares, if any, it will receive from the escrow.

(i) These securities accrue a portion of their interest/dividends in “paid in kind” interest/dividends which is capitalized to the investment.

* Affiliated Issuers (Total Market Value of $60,734,629): companies in which the Fund owns at least 5% of the voting securities.

- Denotes zero cost/fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Fund”)

Notes to Consolidated Financial Statements
January 31, 2005
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Certain amounts have been reclassified to adjust to current period presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the year ended October 31, 2004, as filed with the United States Securities and Exchange Commission (the “SEC”) on January 14, 2005 (File No. 814-00201).

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

3. Concentration of Market Risk

     Financial instruments that subjected the Fund to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 41.56% of the Fund’s net assets at January 31, 2005. As discussed in Note 4, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Fund’s fair value policies and procedures. The Fund’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Fund’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, except that the Fund’s cash balances, if not large enough to be invested in 90-day Treasury Bills, are swept into a designated money market account.

4. Portfolio Investments

     For the Quarter Ended January 31, 2005

     During the three months ended January 31, 2005, the Fund made one new investment, totaling $3 million, in JDC Lighting, LLC, in the form of subordinated debt. The Fund also made a follow-on investment of $1.25 million in Timberland Machines & Irrigation, Inc. (“Timberland Machines”), an existing portfolio company, in the form of a subordinated bridge note.

     Also, during the three months ended January 31, 2005, the Fund sold 603,396 shares of Mentor Graphics Corp. (“Mentor Graphics”) at an average price of $13.75 per share. The total net proceeds received from the shares sold was approximately $8.3 million. The Fund realized a gain on the shares sold of approximately $4.8 million. At January 31, 2005, the 82,283 remaining shares of Mentor Graphics owned by the Fund were held in escrow and therefore restricted as to their resale until September 1, 2005. The Fund’s Valuation Committee determined to carry the escrow shares at zero because it was unable to determine how many shares, if any, the Fund would receive from the escrow.

     The Fund also realized a loss on CBCA, Inc. (“CBCA”) of approximately $12 million. The Fund received no proceeds from the dissolution of this company and the investment has been removed from the Fund’s portfolio. The market value of CBCA was previously written down to zero.

     On December 21, 2005, Determine Software, Inc. repaid its senior credit facility from the Fund in full. The amount of proceeds the Fund received from the repayment was approximately $1.64 million. This amount included all outstanding principal and any unpaid accrued interest. Under the terms of the early repayment, the Fund returned its 2,229,955 Series C warrants for no consideration.

     The Fund also continued to receive the monthly principal repayments on the credit facilities of Integral Development Corporation (“Integral”) and Arcot Systems, Inc. (“Arcot”) Each made payments according to its respective credit facility agreement totaling the following amounts: Arcot $420,834 and Integral, $420,834.

     For the three months ended January 31, 2005, the Valuation Committee of the Board of Directors (“Valuation Committee”) did not increase or decrease the fair value of any of the of the Fund’s investments. The change in the fair value of certain investments was due to the receipt of paid in kind (PIK) interest or flow through income from portfolio companies.

     At January 31 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $74.06 million with a cost of $138.12 million and at October 31, 2004, the fair value of all portfolio investments, exclusive of short-term securities, was $ 78.52 million with a cost of $ 151.58 million.

     For the Year Ended October 31, 2004

     During the year ended October 31, 2004, the Fund made seven new investments, totaling $55.71 million. The investments were made as follows: Vestal Manufacturing Enterprises, Inc., $1,450,000, Octagon Credit Investors LLC, $5,560,000, Baltic Motors Corporation, $10,500,000, Dakota Growers Pasta Company, Inc., $5,000,000, Impact Confections, Inc., $7,700,000, Timberland Machines, $10,500,000 and Vitality Foodservice, Inc., $15,000,000. No additional investments were made in existing portfolio companies.

     The Fund had a return of capital from PTS Messaging, Inc. (“PTS Messaging”) with proceeds totaling approximately $102,000 from the initial and final disbursement of assets and a realized loss totaling approximately $11.6 million. As of October 31, 2004 the Fund no longer held an investment in PTS Messaging. The market value of PTS Messaging was previously written down to zero.

     The Fund also realized a loss on Ishoni Networks, Inc. (“Ishoni”) of approximately $10.0 million. The Fund received no proceeds from the dissolution of this company and the investment was removed from the Fund’s portfolio. The market value of Ishoni was previously written down to zero.

     There was a gain of $39,630 representing proceeds received from the cashless exercise of the Fund’s warrants of Synhrgy HR Technologies, Inc. (“Synhrgy”) in conjunction with the early repayment by Synhrgy of the $4.9 million remaining balance of the Fund’s credit facility.

     On August 26, 2004, Affiliated Computer Services, Inc. (“ACS”) acquired the Fund’s portfolio company BlueStar Solutions, Inc (“BlueStar”) in a cash transaction. The Fund received approximately $4.5 million for its investment in BlueStar. The amount received includes contingent payments, to be held in escrow that may be received in late 2005 up to $459,000. The carrying value of the BlueStar investment was $3.0 million with zero value attributed to the contingent payments. The Fund realized a loss of approximately $8.8 million, which was offset by a decrease in unrealized loss by the same amount. The effect of the transaction on the Fund was an increase in assets by $1.1 million. After the sale, the Fund no longer held any investment in BlueStar.

     On September 1, 2004, Mentor Graphics acquired the Fund’s portfolio company 0-In Design Automation, Inc (“0-In”). The Fund received 685,679 common shares of Mentor stock for its investment in 0-In. Of these shares approximately 82,283 are being held in escrow for a one year period. The Fund’s Valuation Committee determined to carry the escrow shares at zero because it was unable to determine how many shares, if any, the Fund would receive from the escrow. The 603,396 freely tradable shares received at the time of the exchange had a market value of approximately $6.6 million. The Fund’s carrying value of the 0-In investment was $6.0 million. The effect of the transaction on the Fund was an increase in assets and unrealized gain of approximately $0.6 million. The terms of the acquisition also include a multi-year earn-out, based upon future revenues, under which the Fund may be entitled to receive additional cash consideration. After the exchange, the Fund no longer held any investment in 0-In.

     The Fund also began to receive the monthly principal repayments on the credit facilities of Integral Development Corporation (“Integral”), Arcot Systems, Inc. (“Arcot”), and Determine Software, Inc. (“Determine”). Each made payments according to its respective credit facility agreement totaling the following amounts: Arcot $1,402,780, Determine $392,778 and Integral $1,683,336.

     For the year ended October 31, 2004, the Valuation Committee increased the fair value of the Fund’s investments in 0-In by $5 million, Sygate Technologies, Inc. (“Sygate”) by $1.5 million, BlueStar by $1.5 million, Vendio by $634,000 and Integral by $989,000 and wrote down the fair value of the Fund’s investments in Actelis Networks, Inc. by $1,000,000, CBCA by $500,000, and Sonexis, Inc. by $500,000.

     At October 31 2004, the fair/market value of all portfolio investments, exclusive of short-term securities, was $78.52 million with a cost of $151.58 million and at October 31, 2003, the fair value of all portfolio investments, exclusive of short-term securities, was $24.1 million with a cost of $146.5 million.

5. Commitments and Contingencies

     The Fund rents office space at 287 Bowman Avenue, 3rd Floor, Purchase, New York 10577, under a lease which is scheduled to expire on November 30, 2005. Future payments under this lease total $42,512 from February 1, 2005 through October 31, 2005, and $4,734 from November 1, 2005 through November 30, 2005. The building at 287 Bowman Avenue, Purchase, New York is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Michael Tokarz, the Fund’s Chairman, Portfolio Manager, and Director. See “Subsequent Events” for more information.

     The Fund has also extended a $5,000,000 senior secured credit facility to Octagon Credit Investors, LLC (“Octagon”). This credit facility expires on May 7, 2009 and bears interest at LIBOR plus 4%. Octagon has not yet drawn down on this facility. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility.

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

     On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20 million revolving credit facility (the “Credit Facility”) with LaSalle Bank National Association (the “Bank”). On October 28, 2004, the Fund borrowed $10,025,000 under the Credit Facility. The proceeds from borrowings made under the Credit Facility were used for general corporate purposes. On November 12, 2004 the Fund repaid the $10,025,000 it borrowed from the Bank under the Credit Facility. As of January 31, 2005, the Fund has not drawn upon the Credit Facility since the repayment. The Credit Facility will expire on October 31, 2005, at which time all outstanding amounts under the Credit Facility will be due and payable.

     Borrowings under the Credit Facility, if any, will bear interest, at the Fund’s option, at either a fixed rate equal to the LIBOR rate (for one, two, three or six months), plus 1.00% per annum, or at a floating rate equal to the Bank’s prime rate in effect from time to time, minus a spread of 1.00% per annum.

     The Fund enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Fund’s maximum exposure under these arrangements is unknown. However, the Fund has not experienced prior claims or losses pursuant to these contracts and expects the risk of loss related to such indemnification to be remote.

6. Certain Issuances of Equity Securities by the Issuer

     On December 3, 2004, the Fund commenced a rights offering to its stockholders of non-transferable subscription rights to purchase shares of the Fund’s common stock. Pursuant to the terms of the rights offering, each share of common stock held by a stockholder of record on December 3, 2004, entitled the holder to one right. For every two rights held, stockholders were able to purchase one share of the Fund’s common stock at the subscription price of 95% of the Fund’s net asset value per share on January 3, 2005. In addition, stockholders who elected to exercise all of their rights to purchase the Fund’s common stock received an over-subscription right to subscribe for additional shares that were not purchased by other holders of rights. Based on a final count by the Fund’s subscription agent, the rights offering was over-subscribed with 6,645,948 shares of the Fund’s common stock subscribed for. This was out of 6,146,521 shares available before the 25% oversubscription. Each share was subscribed for at a price of $9.10 which resulted in gross proceeds to the Fund of approximately $60.5 million before offering expenses of approximately $500,000.

7. Management

     For the Quarter Ended January 31, 2005

     On November 29, 2004, Jaclyn Shapiro was appointed Vice President of the Fund responsible for board and shareholder matters, portfolio development and fund administration.

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

     On January 12, 2004, Frances Spark was appointed Chief Financial Officer and Jaclyn Shapiro was appointed Secretary of the Fund.

     On October 4, 2004, Scott Schuenke was appointed Chief Compliance Officer of the Fund.

8. Tax Matters

     On October 31, 2004, the Fund had a net capital loss carryforward of $75,484,412 of which $33,469,122 will expire in the year 2010, $4,220,380 will expire in the year 2011 and $37,794,910 will expire in the year 2012. Capital loss carryforwards may be subject to additional limitations as a result of capital share activity. To the extent future capital gains are offset by capital loss carryforwards, such gains will not be distributed.

9. Segment Data

     The Fund’s reportable segments are its investing operations as a business development company, MVC Capital, Inc. (“MVC”), and the financial advisory operations of its wholly owned subsidiary, MVC Financial Services, Inc. (“MVCFS”).

     The following table presents book basis segment data for the quarter ended January 31, 2005:

	MVC	MVCFS	Consolidated
Interest and dividend income	1,625,840	577	1,626,417
Fee income	104,834	74,849	179,683
Other income	189,326	—	189,326
Total operating income	1,920,000	75,426	1,995,426

	MVC	MVCFS	Consolidated
Total operating expenses	1,128,143	20,124	1,148,267

Net operating income before taxes	791,857	55,302	847,159
Tax expense (benefit)	—	(34,508)	(34,508)
Net investment income	791,857	89,810	881,667
Net realized loss on investments	(7,226,371)	—	(7,226,371)
Net change in unrealized appreciation on investments	9,009,288	—	9,009,288
Net increase in net assets resulting from operations	2,574,774	89,810	2,664,584

     In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc.

11. Subsequent Events

     On February 16, 2005, the Fund entered into a sublease (the “Sublease”) for a larger space in the Fund’s current executive offices located at 287 Bowman Avenue, Purchase, New York 10577. The Sublease is scheduled to expire on February 28, 2007. Future payments under the Sublease total approximately $445,000. The Fund’s previous lease was terminated effective March 1, 2005, without penalty. The building at 287 Bowman Avenue is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz.

     On February 24, 2005, the Fund made an investment in SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”) a company dealing in the regeneration of waste disposal sites and contaminated areas. The Fund’s investment in SGDA consists of a $4,579,050 Term Loan, bearing interest at 7% over a four and a half year term. The note has a $4,579,050 principal face amount and was issued at a discounted cost basis of $4,264,050. The loan included an ownership interest in SGDA with a cost basis of $315,000. The Fund also made available to SGDA a $1,308,300 revolving credit facility that bears interest at 7%. The credit facility expires on August 24, 2006. SGDA has not yet drawn upon this facility.

     On March 10, 2005, the Valuation Committee increased the fair value of the Fund’s equity investment in Vestal Manufacturing Enterprises, Inc. by $950,000 from $450,000 to $1,400,000.

Item 2. Management’s Discussion and Analysis is of Financial Condition and Results of Operations

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

SELECTED CONSOLIDATED FINANCIAL DATA:

     Financial information for the fiscal year ended October 31, 2004 is derived from the consolidated financial statements, which have been audited by Ernst & Young LLP, the Fund’s independent registered public accountants. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.

Selected Consolidated Financial Data

	Quarter Ended	Quarter Ended	Year Ended
	January 31,	January 31,	October 31,
	2005	2004	2004
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividends	$1,626	$711	$3,086
Fee income	180	—	836
Other income	189	5	64

Total interest and related portfolio income	1,995	716	3,986

Expenses:
Employee	434	268	1,366
Administrative	714	878	2,523
Management fee	—	—	—

Total operating expenses	1,148	1,146	3,889

Net investment income (loss) before taxes	847	(430)	97

Tax expense benefit	(35)	—	79

Net investment income (loss)	882	(430)	18

Net realized and unrealized gains (losses):
Net realized gains (losses)	(7,226)	(10,341)	(37,795)
Net change in unrealized appreciation (depreciation)	9,009	13,076	49,382

Net realized and unrealized gains (losses) on investments	1,783	2,735	11,587

Net increase (decrease) in net assets resulting from operations	$2,665	$2,305	$11,605

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$0.18	$0.14	$0.91
Dividends per share	$—	$—	$0.12
Balance Sheet Data:
Portfolio at value	$74,062	$21,100	$78,520
Portfolio at cost	138,115	130,468	151,582
Total assets	182,401	108,278	126,577
Shareholders’ equity	178,210	107,742	115,567
Shareholders’ equity per share (net asset value)	$9.41	$8.76	$9.40
Common shares outstanding at period end	18,939	12,293	12,293
Other Data:
Number of Investments funded in period	2	—	7
Investments funded ($) in period	$4,250	$—	$55,710

	2005	2004				2003
	Qtr 1	Qtr 4	Qtr 3 (1)	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands except per share data)
Quarterly Data (Unaudited):

Total interest and related portfolio income	$1,995	$1,811	$951	$508	$716	$742	$776	$811	$566
Net investment income (loss) before net realized and unrealized gains	882	665	281	(498)	(430)	(847)	(559)	(5,031)	(2,055)
Net increase (decrease) in net assets resulting from operations	2,665	3,274	4,922	1,104	2,305	(4,660)	(14,382)	(6,649)	(29,792)
Net increase (decrease) in net assets resulting from operations per share	0.18	0.27	0.41	0.09	0.14	(0.29)	(0.89)	(0.41)	(1.83)
Net asset value per share	9.41	9.40	9.25	8.85	8.76	8.48	8.77	9.66	10.06

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

     On November 6, 2003, Mr. Tokarz assumed his position as Chairman and Portfolio Manager of the Fund. He and his team are seeking to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries. The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, warrants or rights to acquire equity interests, and other private equity transactions. In the year ended October 31, 2004, we made seven new investments, totaling $55,710,000, pursuant to our new investment objective. In the fiscal quarter ended January 31, 2005, the Fund made one new investment and one additional investment in an existing portfolio company, totaling $4,250,000.

     Prior to the adoption of our current investment objective, the Fund’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Fund’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of January 31, 2005, 7.47% of the current fair value of our assets consisted of portfolio investments made by the Fund’s former management team pursuant to the prior investment objective. We are, however, seeking to manage these legacy investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

     Our new portfolio investments are made pursuant to our new objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income. Under our investment approach, we are permitted to invest, without limit, in any one portfolio company, subject to any diversification limits required in order for us to continue to qualify as a regulated investment company under Subchapter M of the Code.

     We participate in the private equity business generally by providing privately negotiated long-term equity and/or debt investment capital to small and middle-market companies. Our financing is generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases, and/or bridge financings. We generally invest in private companies, though, from time to time, we may invest in public companies that may lack adequate access to public capital.

Investment Income

     For the Quarters Ended January 31, 2005 and 2004. Total investment income was approximately $2.0 million for the quarter ended January 31, 2005 and approximately $700,000 for the quarter ended January 31, 2004, an increase of $1.3 million.

     For the Quarter Ended January 31, 2005

     Total investment income was $2.0 million for the quarter ended January 31, 2005. The significant components of the Fund’s investment income were interest income earned on loans to portfolio companies and the Fund’s receipt of closing and monitoring fees from certain portfolio companies by the Fund and MVCFS. The Fund earned approximately $1.35 million in interest and dividend income from investments in portfolio companies. These companies were paying interest and dividends to the Fund at various rates from 10% to 17.5%. Also, the Fund earned approximately $280,000 in interest income on its cash equivalents and short-term investments during the quarter ended January 31, 2005. The Fund received fee income and other income from portfolio companies totaling approximately $180,000 and $190,000 respectively.

     For the Quarter Ended January 31, 2004

     Total investment income was approximately $700,000 for the quarter ended January 31, 2004. Interest income from cash equivalents and short-term investments was the main component of investment income during the quarter ended January 31, 2004.

Operating Expenses

     For the Quarters Ended January 31, 2005 and 2004. Operating expenses were $1.1 million for the quarter ended January 31, 2005 and $1.1 million for the quarter ended January 31, 2004.

     For the Quarter Ended January 31, 2005

     Operating expenses were $1.1 million for the quarter ended January 31, 2005.

     Significant components of operating expenses for the quarter ended January 31, 2005 included insurance premium expenses of $186,116, salaries and benefits of $433,747, legal fees of $150,574, facilities fees of $68,863 and other expenses of $107,357.

     The small change in the Fund’s operating expenses comparing 2005 with 2004 was due to increases in certain variable expenses and decreases in others. The Fund’s salaries and benefits expense increased due to the addition of new employees. While other costs, such as legal fees, have decreased because of a reduction in the need for legal counsel due to the stabilization of the Fund’s operations by Management.

     In February 2004, the Fund renewed its Directors & Officers/Professional Liability Insurance policies at an expense of approximately $719,000 which was amortized over the life of the policy. The prior policy premium was $1.4 million.

     During the quarter ended January 31, 2005, the Fund had $107,357 in other expenses. Included in this amount were expenses for professional fees related to deal expenses and other miscellaneous expenses.

For the Quarter Ended January 31, 2004

     Operating expenses were $1.1 million for the quarter ended January 31, 2004.

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

     In February 2003, the former management of the Fund (“Former Management”) had entered into new Directors & Officers/Professional Liability Insurance policies with a premium of approximately $1.4 million. The cost was amortized over the life of the policy, through February 2004. For the quarter ended January 31, 2004, the Fund expensed $368,638 in insurance premiums.

Realized Gains and Losses On Portfolio Securities

     For the Quarters Ended January 31, 2005 and 2004. Net realized losses for the quarters ended January 31, 2005 and 2004 were $7.2 million and $10.3 million, respectively, a decreased loss of $3.1 million.

     For the Quarter Ended January 31, 2005

     Net realized losses for the quarter ended January 31, 2005 were $7.2 million. The significant components of the Fund’s net realized loss for the quarter ended January 31, 2005 were a realized gain on the Fund’s investment in Mentor Graphics and a realized loss on CBCA.

     During the three months ended January 31 2005, the Fund sold 603,396 shares of Mentor Graphics at an average price of $13.75 per share and realized a gain on the shares sold of approximately $4.8 million. The total net proceeds received from the shares sold was approximately $8.3 million. At January 31, 2005 the 82,283 remaining shares of Mentor Graphics owned by the Fund were held in escrow and therefore restricted as to their resale. The Fund’s Valuation Committee determined to carry the escrow shares at zero because it was unable to determine how many shares, if any, the Fund would receive from the escrow.

     The Fund realized a loss on CBCA of approximately $12 million. The Fund received no proceeds from the dissolution of this company and the investment has been removed from the Fund’s portfolio. The market value of CBCA was previously written down to zero. As this investment had previously been written down in value, the realized loss was offset by a reduction in unrealized losses. Therefore, the net effect of the transaction on the Fund’s books was zero.

     For the Quarter Ended January 31, 2004

     Net realized losses for the quarter ended January 31, 2004 were $10.3 million. This resulted mainly from the return of capital by PTS Messaging to the holders of its preferred stock.

Unrealized Appreciation and Depreciation of Portfolio Securities and Accumulated Deficit

     For the Quarters Ended January 31, 2005 and 2004. The Fund had a net decrease in unrealized depreciation of $9.0 million for the quarter ended January 31, 2005 due mostly to the disposition of securities of unrealized losses. The Fund had a net decrease in unrealized depreciation of $13.1 million for the quarter ended January 31, 2004.

     The Fund’s total accumulated deficit for each of the quarters ended January 31, 2005 and 2004 was $145.9 million and $157.8 million, respectively.

     For the Quarter Ended January 31, 2005

     Net decrease in unrealized depreciation for the quarter ended January 31, 2005 was $9.0 million.

     Such net decrease in unrealized depreciation on investment transactions for the three months ended January 31, 2005 resulted mainly from the realization of a $4.8 million gain on the sales of the Fund’s shares of Mentor Graphics and the $12.0 million depreciation reclass from unrealized to realized caused by the removal of CBCA from the Fund’s books.

     The Fund’s total accumulated deficit for the quarter ended January 31, 2005 was $145.9 million. The decrease in accumulated deficit for the quarter ended January 31, 2005 is due primarily to the return of capital statement of position (“ROCSOP”) adjustment and Fund’s increase in net assets from operations of $2.7 million.

     For the Quarter Ended January 31, 2004

     Net increase in unrealized depreciation for the quarter ended January 31, 2004 was $13.1 million.

     The net decrease in unrealized depreciation on investment transactions for the three months ended January 31, 2004 resulted mainly from the $10.4 million depreciation reclass from unrealized to realized effected by the return of capital of PTS Messaging. Such net decrease also resulted from the determinations of the Valuation Committee to increase the fair value of the Fund’s investments in Sygate and 0-In by $2.5 million.

     The Fund’s total accumulated deficit was $157.87 million for the quarter ended January 31, 2004. The decrease in accumulated deficit for the three months ended January 31, 2004 was due primarily to the Valuation Committee’s increase of the fair valuations of certain portfolio company investments by $2.5 million offset by a net investment loss of $430,246. The decrease is also due to the reclassification of previously repurchased treasury shares.

Portfolio Investments

     For the Quarter Ended January 31, 2005 and the Fiscal Year Ended October 31, 2004. The cost of equity investments held by the Fund at January 31, 2005 and at October 31, 2004 was $107.5 million and $122.8 million, respectively, a decrease of $15.3 million. The aggregate fair value of equity investments at January 31, 2005 and at October 31, 2004 was $44.2 million and $51.0 million, respectively, a decrease of $6.8 million. The cost of debt instruments (excluding subordinated notes, short-term investments, and cash equivalents) held by the Fund at January 31, 2005 and at October 31, 2004 was $30.6 million and $28.8 million, respectively, an increase of $1.8 million. The aggregate fair value of debt instruments at January 31, 2005 and at October 31, 2004 was $29.9 million and $27.5 million, respectively, an increase of $2.4 million. The cost and aggregated fair value of short-term securities held by the Fund at January 31, 2005 and at October 31, 2004 was $81.2 million and $34.1 million, respectively, an increase of $47.1 million. The cost and aggregate fair value of cash and cash equivalents held by the Fund at January 31, 2005 and at October 31, 2004 was $26.4 million and $13.2, respectively, an increase of approximately $13.2 million.

     For the Quarter Ended January 31, 2005

     During the three months ended January 31, 2005, the Fund made one new investment, totaling $3 million, in JDC Lighting, LLC, in the form of a subordinated debt. The Fund also made a follow-on investment of $1.25 million in Timberland Machines in the form of a subordinated bridge note.

     Also during the three months ended January 31 2005, the Fund sold 603,396 shares of Mentor Graphics at an average price of $13.75 per share. The total net proceeds received from the shares sold was approximately $8.3 million. The Fund realized a gain on the shares sold of approximately $4.8 million. At January 31, 2005 the 82,283 remaining shares of Mentor Graphics owned by the Fund were held in escrow and therefore restricted as to their resale until September 1, 2005. The Fund’s Valuation Committee determined to carry the escrow shares at zero because it was unable to determine how many shares, if any, the Fund would receive from the escrow.

     The Fund also realized a loss on CBCA of approximately $12 million. The Fund received no proceeds from the dissolution of this company and the investment has been removed from the Fund’s portfolio. The market value of CBCA was previously written down to zero.

     On December 21, 2005, Determine Software, Inc. repaid its senior credit facility from the Fund in full. The amount of proceeds the Fund received from the repayment was approximately $1.64 million. This amount included all outstanding principal and any unpaid accrued interest. Under the terms of the early repayment, the Fund returned its 2,229,955 Series C warrants for no consideration.

     The Fund also continued to receive the monthly principal repayments on the credit facilities of Integral and Arcot. Each made payments according to its respective credit facility agreement totaling the following amounts: Arcot $420,834 and Integral, $420,834.

     For the three months ended January 31, 2005, the Valuation Committee did not increase or decrease the value of any of the of the Fund’s investments. The changes in the fair value of certain investments were due to the receipt of paid in kind (PIK) interest or flow through income from portfolio companies.

     The cost and aggregated fair value of short-term securities held by the Fund at January 31, 2005 was $81.2 million. The cost and aggregate fair value of cash and cash equivalents held by the Fund at January 31, 2005 was $26.4 million.

     For the Year Ended October 31, 2004

     During the year ended October 31, 2004, the Fund made seven new investments, totaling $55.71 million. The investments were made as follows: Vestal Manufacturing Enterprises, Inc., $1,450,000, Octagon Credit Investors LLC, $5,560,000, Baltic Motors Corporation, $10,500,000, Dakota Growers Pasta Company, Inc., $5,000,000, Impact Confections, Inc., $7,700,000, Timberland Machines, $10,500,000 and Vitality Foodservice, Inc., $15,000,000. No additional investments were made in existing portfolio companies.

     The Fund had a return of capital from PTS Messaging with proceeds totaling approximately $102,000 from the initial and final disbursement of assets and a realized loss totaling approximately $11.6 million. As of October 31, 2004 the Fund no longer held an investment in PTS Messaging. The market value of PTS Messaging had been previously written down to zero.

     The Fund also realized a loss on Ishoni of approximately $10.0 million. The Fund received no proceeds from the dissolution of this company and the investment was removed from the Fund’s portfolio. The market value of Ishoni was previously written down to zero.

     There was a gain of $39,630 representing proceeds received from the cashless exercise of the Fund’s warrants of Synhrgy in conjunction with the early repayment by Synhrgy of the $4.9 million remaining balance of the Fund’s credit facility.

     On August 26, 2004, ACS acquired the Fund’s portfolio company BlueStar in a cash transaction. The Fund received approximately $4.5 million for its investment in BlueStar. The amount received includes contingent payments, to be held in escrow that may be received in late 2005 up to $459,000. The carrying value of the BlueStar investment was $3.0 million with zero value attributed to the contingent payments. The Fund realized a loss of approximately $8.8 million, which was offset by a decrease in unrealized loss by the same amount. The effect of the transaction on the Fund was an increase in assets by $1.1 million. After the sale, the Fund no longer held any investment in BlueStar.

     On September 1, 2004, Mentor Graphics acquired the Fund’s portfolio company 0-In Design Automation, Inc (“0-In”). The Fund received 685,679 common shares of Mentor stock for its investment in 0-In. Of these shares approximately 82,283 are being held in escrow for a one year period. The Fund’s Valuation Committee determined to carry the escrow shares at zero because it was unable to determine how many shares, if any, the Fund would receive from the escrow. The 603,396 freely tradable shares received at the time of the exchange had a market value of approximately $6.6 million. The Fund’s carrying value of the 0-In investment was $6.0 million. The effect of the transaction on the Fund was an increase in assets and unrealized gain of approximately $0.6 million. The term of the acquisition also included a multi-year earn-out, based upon future revenues, under which the Fund may be entitled to receive additional cash consideration. After the exchange, the Fund no longer held any investment in 0-In. Management continues to evaluate opportunities for its portfolio companies to realize value for the Fund and its stockholders.

     The cost and aggregated fair value of short-term securities held by the Fund at October 31, 2004 was $34.1 million. There was a return of $31.6 million in cash to the shareholders in January 2004 resulting from the completion of the Fund’s tender offer and several investments made in new portfolio companies both of which affected the Fund’s balance in short-term investments. The cost and aggregate value of cash and cash equivalents held by the Fund at October 31, 2004 was $14.6 million.

Portfolio Companies

     During the quarter ended January 31, 2005, the Fund had active investments in the following portfolio companies:

Actelis Networks, Inc.

     Actelis Networks, Inc. (“Actelis”), Fremont, California, provides authentication and access control solutions to secure the integrity of e-business in Internet-scale and wireless environments.

     At October 31, 2003 the Fund’s investment in Actelis consisted of 1,506,025 shares of Series C Preferred Stock at a cost of $5.0 million. On December 2, 2004 the Fund’s shares in Actelis underwent a 10 for 1 reverse stock split as a part of a new financing in which the Fund did not participate. After the reverse split and at January 31, 2005, the Fund’s investment in Actelis consisted of 150,602 shares of Series C Preferred Stock at a cost of $5.0 million. The investment has been assigned a fair value of $0.

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

     During the quarter ended January 31, 2005, Arcot made scheduled principal repayments totaling $420,834.

     At January 31, 2005, the Fund’s investment in Arcot consisted of an outstanding balance on the loan of $3.23 million with a cost of $3.22 million. The investment has been assigned a fair value of $2.0 million and the warrants have been assigned a fair value of $0.

Baltic Motors Corporation

     Baltic Motors Corporation (“Baltic”), Purchase, New York, is a U.S. company focused on the importation and sale of Ford and Land Rover vehicles and parts throughout Latvia, a member of the European Union.

     At October 31, 2004 and January 31, 2005, the Fund’s investment in Baltic consisted of 54,947.37 shares of Common Stock at a cost of $109.20 per share or $6.0 million and a mezzanine loan with a cost basis of $4.5 million. The loan has a maturity date of June 25, 2007 and earns interest at 10% per annum.

     At January 31, 2005, the Fund’s investment in Baltic was assigned a fair value of $10.5 million. Michael Tokarz, Chairman of the Fund, Frances Spark and Bruce Shewmaker, officers of the Fund, serve as directors for Baltic.

CBCA, Inc.

     CBCA, Inc. (“CBCA”), Oakland, California, has developed an automated health benefit claims processing and payment system that includes full website functionality.

     At October 31, 2004, the Fund’s investment in CBCA consisted of 753,350 shares of Common Stock with a cost of $12.0 million. The investment had a fair value of $0.

     During the quarter ended January 31, 2005, CBCA was purchased by an outside party for its outstanding liabilities and the Fund’s shares of Common Stock were cancelled without any consideration or payment.

     At January 31, 2005, the Fund no longer held any investment in CBCA. As a result, a realized loss of approximately $12.0 million was recognized which was offset by a reduction in unrealized loss by the same $12.0 million. Therefore, the net effect of the cancellation of the common stock on this investment was zero.

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

     At October 31, 2004 and January 31, 2005, the Fund’s investment in Dakota consisted of 909,091 shares of Common Stock carried at a cost and assigned a fair value of $5.0 million. Michael Tokarz, Chairman of the Fund, serves as a director of Dakota.

Determine Software, Inc.

     Determine Software, Inc. (“Determine”), San Francisco, California, is a provider of web-based contract management software.

     At October 31, 2004, the Fund’s investment in Determine consisted of a loan which had an outstanding balance of $1.63 million with a cost of $1.62 million. The investment had been assigned a fair value of $1.62 million and the warrants had been assigned a fair value of $0.

     On December 21, 2005, Determine repaid its loan from the Fund in full. The amount of proceeds the Fund received from the repayment was approximately $1.64 million. This amount included all outstanding principal and any unpaid accrued interest. Under the terms of the early repayment, the Fund returned its 2,229,955 Series C warrants for no consideration.

     As of January 31, 2005, the Fund no longer held any investment in Determine.

DPHI, Inc. (formerly DataPlay, Inc.)

     DPHI, Inc. (“DPHI”), Boulder, Colorado, is trying to develop new ways of enabling consumers to record and play digital content.

     At October 31, 2004 and January 31, 2005, the Fund’s investment in DPHI consisted of 602,131 shares of Series A-1 Preferred Stock with a cost of $4.5 million. This investment has been assigned a fair value of $0.

Endymion Systems, Inc.

     Endymion Systems, Inc. (“Endymion”), Oakland, California, is a single source supplier for strategic, web-enabled, end-to-end business solutions that help its customers leverage Internet technologies to drive growth and increase productivity.

     At October 31, 2004 and January 31, 2005, the Fund’s investment in Endymion consisted of 7,156,760 shares of Series A Preferred Stock with a cost of $7.0 million. The investment has been assigned a fair value of $0.

Foliofn, Inc.

     Foliofn, Inc. (“Foliofn”), Vienna, Virginia, is a financial services technology company that offers investment solutions to financial services firms and investors.

     At October 31, 2004 and January 31, 2005, the Fund’s investment in Foliofn consisted of 5,802,259 shares of Series C Preferred Stock with a cost of $15.0 million. The investment had been assigned a fair value of $0.

     Bruce Shewmaker, an officer of the Fund, serves as a director of Foliofn.

Impact Confections, Inc.

     Impact Confections, Inc. (“Impact”), Roswell, New Mexico founded in 1981, is a manufacturer and distributor of children’s candies.

     The Fund’s investment in Impact consists of 252.472 shares of Common Stock at a cost of $10,694.26 per share or $2.7 million and a loan to Impact in the form of a Senior Subordinated Note with an outstanding balance of $5.0 million. The loan was issued at a cost basis of $5.0 million. The loan’s cost basis was then discounted to reflect loan origination fees received. At October 31, 2004, the Fund’s investment in Impact had a combined fair value of $7.7 million.

     At January 31, 2005, the Fund’s investment in Impact consisted of 252.472 shares of Common Stock at a cost of $10,694.26 per share or $2.7 million and the loan to Impact with an outstanding balance of $5.06 million. The cost basis of this loan at January 31, 2005 was approximately $4.95 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “paid in kind” interest.

     At January 31, 2005, the Fund’s investment in Impact had been assigned a combined fair value of $7.76 million.

     Puneet Sanan and Shivani Khurana, employees of the Fund, serve as directors of Impact.

Integral Development Corporation

     Integral Development Corporation (“Integral”), Mountain View, California, is a developer of technology for financial institutions to expand, integrate and automate their capital markets businesses and operations.

     At October 31, 2004, the Fund’s investment in Integral consisted of an outstanding balance on the loan of $2.81 million with a cost of $2.79 million. The investment had been assigned a fair value of $2.81 million.

     During the quarter ended January 31, 2005, Integral made scheduled principal repayments totaling $420,834.

     At January 31, 2005, the Fund’s investment in Integral consisted of an outstanding balance on the loan of $2.38 million with a cost of $2.37 million. The investment has been assigned a fair value of $2.38 million.

JDC Lighting, LLC

     On January 31, 2005, the Fund made an investment in JDC Lighting, LLC (“JDC”), a distributor of commercial lighting and electrical products.

     The Fund’s investment in JDC consists of a $3 million Senior Subordinated Loan, bearing interest at 17% over a four year term. The note has a $3 million principal face amount and was issued at a cost basis of $3 million. The loan’s cost basis was discounted to reflect loan origination fees received. At January 31, 2005, the loan had an outstanding balance of $3 million with a cost of approximately $2.93 million. The loan was assigned a fair value of $3 million.

Lumeta Corporation

     Lumeta Corporation (“Lumeta”), Somerset, New Jersey, is a developer of network management, security, and auditing solutions. The company provides businesses with an analysis of their network security that is designed to reveal the vulnerabilities and inefficiencies of their corporate intranets.

     At October 31, 2004 and January 31, 2005, the Fund’s investment in Lumeta consisted of 384,615 shares of Series A Preferred Stock and 266,846 shares of Series B Preferred Stock with a combined cost of approximately

$406,000. The investments have been assigned a fair value of $200,000, or approximately $0.11 per share of Series A Preferred Stock and approximately $0.59 per share of Series B Preferred Stock.

Mainstream Data, Inc.

     Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, builds and operates satellite, internet, and wireless broadcast networks for the world’s largest information companies. Mainstream Data networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.

     At October 31, 2004 and January 31, 2005, the Fund’s investment in Mainstream consisted of 5,786 shares of Common Stock with a cost of $3.75 million. The investment has been assigned a fair value of $0.

Mentor Graphics Corp. (formerly 0-In Design Automation, Inc.)

     Mentor Graphics Corp. (“Mentor Graphics”), Wilsonville, Oregon, is a world leader in electronic hardware and software design solutions.

     At October 31, 2004, the Fund’s investment Mentor Graphics consisted of 603,396 shares of freely tradable Common Stock and 82,283 shares held in escrow until September 1, 2005. The combined cost of the freely tradable and escrow shares was $4.0 million. The market value of the Fund’s freely tradable shares of Mentor Graphics Corp. as of October 31, 2004 was $7,023,529. The fair value of the escrow shares was zero. Also during the fiscal year ended October 31, 2004, the Fund had recorded approximately $9,000 from the multi-year earn-out related to the sale of 0-In Design Automation, Inc. (“0-In”)

     During the quarter ended January 31, 2005, the Fund sold 603,396 shares of Mentor Graphics at an average price of $13.75 per share. The total net proceeds received from the shares sold was approximately $8.3 million. The Fund realized a gain on the shares sold of approximately $4.8 million.

     At January 31, 2005 all 82,283 remaining shares of Mentor Graphics owned by the Fund were held in escrow and therefore restricted as to their resale. These shares had a cost basis of approximately $480,000 and were assigned a fair value of $0. The Fund’s Valuation Committee determined to carry the escrow shares at zero because it was unable to determine how many shares, if any, the Fund would receive from the escrow.

     During the quarter ended January 31, 2005, the Fund recorded approximately $118,000 from the multi-year-earn-out related to the sale of 0-In.

Octagon Credit Investors, LLC

     Octagon Credit Investors, LLC (“Octagon”), is a New York-based asset management company that manages leveraged loans and high yield bonds through collateralized debt obligations (“CDO”) funds.

     The Fund’s investment in Octagon consists of a $5,000,000 Senior Subordinated Loan, bearing interest at 15% over a seven year term. The loan has a $5,000,000 principal face amount and was issued at a discounted cost basis of $4,450,000. The loan included detachable warrants with a cost basis of $550,000. The Fund also entered into a $5,000,000 senior secured credit facility with Octagon. This credit facility expires on May 7, 2009 and bears interest at LIBOR plus 4%. Octagon has not yet drawn down on this facility. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. The Fund also made a $560,000 equity investment in Octagon which provides the Fund a membership interest in Octagon.

     At October 31, 2004, the loan had an outstanding balance of $5.06 million with a cost of $4.41 million. The loan was carried at a fair value of $4.53 million. The increase in the outstanding balance, cost and fair value of the loan is due to the accretion of the market discount, the amortization of loan origination fees and the capitalization of “paid in kind” interest. The equity investment and detachable warrants in Octagon had been assigned a fair value of $560,000 and $550,000 respectively.

     At January 31, 2005, the loan had an outstanding balance of $5.08 million with a cost of $4.45 million. The loan was carried at a fair value of $4.56 million. The increase in the outstanding balance, cost and fair value of the loan is due to the accretion of the market discount, the amortization of loan origination fees and the capitalization of “paid in kind” interest. The equity investment and detachable warrants in Octagon have been assigned a fair value of $629,525 and $550,000 respectively.

Phosistor Technologies, Inc.

     Phosistor Technologies, Inc. (“Phosistor”), Pleasanton, California, designed and developed integrated semiconductor components and modules for global telecommunications and data communications networks.

     Phosistor ceased operations in 2003.

     At October 31, 2004 and January 31, 2005, the Fund’s investment in Phosistor consisted of 6,666,667 shares of Series B Preferred Stock with a cost of $1.0 million. The investment has been assigned a fair value of $0.

ProcessClaims, Inc.

     ProcessClaims, Inc. (“ProcessClaims”), Manhattan Beach, California, provides web-based solutions and value added services that streamline the automobile insurance claims process for the insurance industry and its partners.

     At October 31, 2004 and January 31 2005, the Fund’s investments in ProcessClaims consisted of 6,250,000 shares of Series C Preferred Stock, 849,257 shares of Series D Preferred Stock, and 873,362 warrants to purchase 873,362 shares of Series E Convertible Preferred Stock with a combined cost of $2.4 million. The investment in the Series C Preferred Stock has been assigned a fair value of $2.0 million, or approximately $0.32 per share of Series C Preferred Stock, the investment in the Series D Preferred Stock has been assigned a fair value of $400,000 or approximately $0.471 per share of Series D Preferred Stock, and the investment in the Series E warrants has been assigned a fair value of $0.

     Nino Marakovic, an employee of the Fund, serves as a director of ProcessClaims.

SafeStone Technologies PLC

     SafeStone Technologies PLC (“SafeStone”), Old Amersham, UK, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.

     At October 31, 2004 and January 31, 2005, the Fund’s investments in SafeStone consisted of 2,106,378 shares of Series A Ordinary Stock with a cost of $4.0 million. The investment has been assigned a fair value of $0.

ShopEaze Systems, Inc.

     ShopEaze Systems, Inc. (“ShopEaze”), Sunnyvale, California, partnered with established retailers to help them build online businesses to complement their existing brick-and-mortar businesses.

     At October 31, 2004 and January 31, 2005, the Fund’s investment in ShopEaze consisted of 2,097,902 shares of Series B Preferred Stock with a cost of $6.0 million. The investment has been assigned a fair value of $0. ShopEaze ceased operations during 2002.

Sonexis, Inc.

     Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, is the developer of a new kind of conferencing solution—Sonexis ConferenceManager—a modular platform that supports a breadth of audio and web conferencing functionality to deliver rich media conferencing.

     At October 31, 2004 and January 31, 2005, the Fund’s investment in Sonexis consisted of 131,615 shares of Common Stock with a cost of $10.0 million. The investment has been assigned a fair value of $0.

Sygate Technologies, Inc.

     Sygate Technologies, Inc. (“Sygate”), Fremont, California, is a provider of enterprise-focused security policy enforcement solutions designed to provide the infrastructure to maintain an unbroken chain of control to IT Management.

     At October 31, 2004 and January 31, 2005, the Fund’s investment in Sygate consisted of 9,756,098 shares of Series D Preferred Stock with a cost of $4.0 million. The investment has been assigned a fair value of $5.5 million, or approximately $0.56 per share.

Timberland Machines & Irrigation, Inc.

     Timberland Machines & Irrigation, Inc. (“Timberland”) is a distributor of landscaping outdoor power equipment and irrigation products.

     The Fund’s investment in Timberland consists of a $6,000,000 Senior Subordinated Loan, bearing interest at 17% over a five year term. The note has a $6,000,000 principal face amount and was issued at a cost basis of $6,000,000. The loan’s cost basis was then discounted to reflect loan origination fees received. The Fund also owns 450 shares of Common Stock for a $4,500,000 equity investment in Timberland. The Fund also owns a no cost warrant to purchase an additional 150 shares of Common Stock at a price of $10,000 per share.

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

     The Fund also provided Timberland Machines with a facility for a Subordinated Bridge Note which permits Timberland to borrow up to $750,000 at any time after November 1, 2004 until January 31, 2005, for a period of three months. The note will pay an interest rate of 12.5%. During the quarter ended January 31, 2005, this provision was amended to allow Timberland to borrow up to $1.25 million for a period of no more than one year.

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

     During the quarter ended January 31, 2005, Timberland Machines borrowed $1.25 million from the Fund using the Subordinated Bridge Note mentioned above. The note’s cost basis was discounted to reflect origination fees received. The note pays an interest rate of 12.5% and has a maturity date of January 31, 2006.

     At January 31, 2005, the Fund’s mezzanine loan had an outstanding balance of $6.11 million with a cost of $6.02 million. The mezzanine loan was assigned a fair value of $6.11 million. The Subordinated Bridge Note had an outstanding balance of $1.25 million with a cost basis of $1.21 million. The note was assigned a fair value of $1.25 million. The increase in the outstanding balance, cost and fair value of the loan and bridge note is due to the amortization of loan origination fees and the capitalization of “paid in kind” interest. The common stock had been assigned a fair value of $4,500,000. The warrant has been assigned a fair value of $0.

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

     At October 31, 2004 and January 31, 2005, the Fund’s investments in Vendio consisted of 10,476 shares of Common Stock and 6,443,188 shares of Series A Preferred Stock at a cost of $6.6 million.

     At October 31, 2004 and January 31, 2005, the investments were assigned a fair value of $1.134 million, $0 per share for the Common Stock and approximately $0.176 per share for the Series A Preferred Stock.

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

     The Fund’s investment in Vestal consists of 40,500 shares of Common Stock at a cost of $11.11 per share or $450,000 and a loan of $1,000,000 to Vestal in the form of a Senior Subordinated Promissory Note. The loan has a maturity date of April 29, 2011 and earns interest at 12% per annum.

     At October 31, 2004 and January 31, 2005, the Fund’s investment in Vestal had a cost and fair value of $1,450,000.

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

     The Fund’s investment in Vitality consists of 500,000 shares of Common Stock at a cost of $10.00 per share or $5,000,000 and 1,000,000 shares of Series A Convertible Preferred Stock at a cost of $10.00 per share or $10,000,000. The Convertible Preferred Stock has a liquidation date of September 24, 2011 and has a dividend rate of 13%. The Convertible Preferred Stock also has detachable warrants granting the Fund the right to purchase 211,243 shares of Common Stock at the price of $0.01 per share

     At October 31, 2004, the Fund’s investment in Vitality had a cost and fair value of $15,000,000.

     At January 31, 2005, the investment in Vitality consisted of 500,000 shares of Common Stock at a cost of $10.00 per share or $5,000,000 and 1,013,322 shares of Series A Convertible Preferred Stock at a cost of $10.00 per share or $10,133,219. The increase in the shares, cost and fair value of the Series A Convertible Preferred Stock is due to the capitalization of “paid in kind” dividends. The Common Stock, Series A Convertible Preferred Stock and warrants were assigned fair values of $5,000,000, $10,133,219 and $0, respectively.

     The Fund has the right to nominate one person to the Board of Directors of Vitality. Currently, the Fund has selected Dave Hadani, a consultant to the Fund, to serve as a director of Vitality.

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

     At October 31, 2004 and January 31, 2005, the Fund’s investment in Yaga consisted of 300,000 shares of Series A Preferred Stock and 1,000,000 shares of Series B with a combined cost of $2.3 million. The investments have been assigned a fair value of $0.0.

Liquidity and Capital Resources

     At January 31, 2005, the Fund had $74.1 million of investments consisting of investments in equities totaling $44.2 million, investments in debt instruments totaling $29.9 million, and investments in short-term securities and cash and cash equivalents totaling approximately $107.6 million. The Fund considers all money market and other temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. Cash held by MVCFS is normally held in an interest bearing account. U.S. government securities and cash equivalents are highly liquid. During the three months ended January 31, 2005, the Fund made one new investment, totaling $3 million, in JDC Lighting, LLC, in the form of a subordinated debt. The Fund also made a follow-on investment of $1.25 million in Timberland Machines in the form of a subordinated bridge note.

     On December 3, 2004, the Fund commenced a rights offering to its stockholders of non-transferable subscription rights to purchase shares of the Fund’s common stock. Pursuant to the terms of the rights offering, each share of common stock held by a stockholder of record on December 3, 2004, entitled the holder to one right. For every two rights held, stockholders were able to purchase one share of the Fund’s common stock at the subscription price of 95% of the Fund’s net asset value per share on January 3, 2005. In addition, stockholders who elected to exercise all of their rights to purchase the Fund’s common stock received an over-subscription right to subscribe for additional shares that were not purchased by other holders of rights. Based on a final count by the Fund’s subscription agent, the rights offering was over-subscribed with 6,645,948 shares of the Fund’s common stock subscribed for. This was out of 6,146,521 shares available before the 25% oversubscription. Each share was subscribed for at a price of $9.10 which resulted in gross proceeds to the Fund of approximately $60.5 million before offering expenses of approximately $500,000.

     Current balance sheet resources, which include the additional cash resources from the rights offering, are believed to be sufficient to finance current commitments. Current commitments include:

     The Fund maintains a $5,000,000 senior secured credit facility with Octagon. This credit facility has a term of up to five years and bears interest at LIBOR plus 4%. Octagon has not yet drawn down on this facility. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility.

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

     On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20 million revolving credit facility (the “Credit Facility”) with LaSalle Bank National Association (the “Bank”). On October 28, 2004, the Fund borrowed $10,025,000 under the Credit Facility. The proceeds from borrowings made under the Credit Facility were used for general corporate purposes. On November 12, 2004 the Fund repaid the $10,025,000 it borrowed from the Bank under the Credit Facility. As of January 31, 2005, the Fund had not drawn upon the Credit Facility since the repayment. The Credit Facility will expire on October 31, 2005, at which time all outstanding amounts under the Credit Facility will be due and payable.

     Borrowings under the Credit Facility, if any, will bear interest, at the Fund’s option, at either a fixed rate equal to the LIBOR rate (for one, two, three or six months), plus 1.00% per annum, or at a floating rate equal to the Bank’s prime rate in effect from time to time, minus a spread of 1.00% per annum.

     The Fund enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Fund’s maximum exposure under these arrangements is unknown. However, the Fund has not experienced prior claims or losses pursuant to these contracts and expects the risk of loss related to such indemnification to be remote.

Subsequent Events

     On February 16, 2005, the Fund entered into a sublease (the “Sublease”) for a larger space in the Fund’s current executive offices located at 287 Bowman Avenue, Purchase, New York 10577. The Sublease is scheduled to expire on February 28, 2007. Future payments under the Sublease total approximately $445,000. The Fund’s previous lease was terminated effective March 1, 2005, without penalty. The building at 287 Bowman Avenue is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz.

     On February 24, 2005, the Fund made an investment in SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”) a company dealing in the regeneration of waste disposal sites and contaminated areas. The Fund’s investment in SGDA consists of a $4,579,050 Term Loan, bearing interest at 7% over a four and a half year term. The note has a $4,579,050 principal face amount and was issued at a discounted cost basis of $4,264,050. The loan included an ownership interest in SGDA with a cost basis of $315,000. The Fund also made available to SGDA a $1,308,300 revolving credit facility that bears interest at 7%. The credit facility expires on August 24, 2006. SGDA has not yet drawn upon this facility.

     On March 10, 2005, the Valuation Committee increased the fair value of the Fund’s equity investment in Vestal Manufacturing Enterprises, Inc. by $950,000 from $450,000 to $1,400,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     Our investment portfolio generally consists of loans to, and investments in, private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally very little publicly available information about the companies in which we invest, and we rely significantly on the due diligence of Mr. Tokarz and the members of the Fund’s investment team to obtain appropriate information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

Our investments in portfolio companies are generally illiquid.

     We generally acquire our investments directly from the issuer in privately negotiated transactions. Most of the investments in our portfolio (other than cash or cash equivalents) are typically subject to restrictions on resale or otherwise have no established trading market. We may exit our investments when the portfolio company has a liquidity event, such as a sale, recapitalization or initial public offering. The illiquidity of our investments may adversely affect our ability to dispose of equity and debt securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation could be significantly less than the current fair value of such investments.

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

     At January 31, 2005, approximately 40.60% of our total assets represented portfolio investments recorded at fair value.

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

ITEM 4. CONTROLS AND PROCEDURES

     The Fund recognizes management’s responsibility for establishing and maintaining adequate internal controls over financial reporting for the Fund. Within the 90 days prior to the filing date of this quarterly report on Form 10-Q, the Fund carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the individual who performs the functions of a Principal Executive Officer (the “CEO”) and the individual who performs the functions of a Principal Financial Officer (the “CFO”). Based upon that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are adequate and effective.

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

Other required Exhibits are included in this Form 10-Q or have been previously filed with the Securities and Exchange Commission (the “SEC”) in the Fund’s Registration Statement on Form N-2 (Reg. No. 333-119625) or the Fund’s Annual Report on Form 10-K for the year ended October 31, 2004, as filed with the Securities and Exchange Commission (the “SEC”) on January 14, 2005 (File No. 814-00201).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

MVC Capital, Inc.
Date: 3/11/2005	/s/ Michael Tokarz
Michael Tokarz
In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC Capital, Inc.
Date: 3/11/2005	/s/ Frances Spark
Frances Spark
In the capacity of the officer who performs the functions of Principal Financial Officer.