Form 10-Q
period 2005-04-30
MVC CAPITAL, INC.
filed 2005-06-08
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-28405

MVC Capital, Inc.

(Formerly known as meVC Draper Fisher Jurvetson Fund I, inc.)

(Exact name of the registrant as specified in its charter)

DELAWARE	94-3346760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

287 Bowman Avenue
2nd Floor
Purchase, New York	10577
(Address of principal	(Zip Code)
executive offices)

Registrant’s telephone number, including area code: (914) 701-0310

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

As of June 7, 2005, there were 19,085,740 shares of Registrant’s common stock, $.01 par value (the “Shares”), outstanding.

MVC Capital, Inc.
(A Delaware Corporation)
Index

Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	April 30,	October 31,
	2005	2004
	(Unaudited)
ASSETS
Assets
Cash	$1,349,545	$1,214,537
Cash equivalents	24,793,950	11,932,404
Investments in short term securities, at market value (cost $71,033,479 and $34,114,792, respectively)	71,033,479	34,114,792
Investments in debt instruments, at fair value (cost $45,947,598 and $28,795,958, respectively) (Note 4)	45,897,529	27,502,755
Investments in equity, at fair value (cost $108,349,881 and $122,786,256, respectively) (Note 4)	48,916,345	51,017,530
Interest and fees receivable	677,846	442,322
Prepaid expenses	548,380	219,772
Deferred tax	230,487	87,278
Other assets	53,174	45,445

Total assets	$193,500,735	$126,576,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Revolving credit facility	$—	$10,025,000
Payable for investments purchased	7,946,508	—
Professional fees	293,926	223,069
Directors’ fees	19,214	17,815
Employee compensation and benefits	423,822	350,518
Consulting fees	75,605	71,845
Taxes payable	—	166,205
Accrued incentive compensation (Note 8)	394,528	—
Other accrued expenses and liabilities	279,323	155,039

Total liabilities	9,432,926	11,009,491

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 19,085,740 and 12,293,042 shares outstanding, respectively	231,459	165,000
Additional paid in capital	358,593,335	298,406,395
Accumulated deficit	(141,513,316)	(148,537,950)
Treasury stock, at cost, 4,060,208 and 4,206,958 shares held, respectively	(33,243,669)	(34,466,101)

Total shareholders’ equity	184,067,809	115,567,344

Total liabilities and shareholders’ equity	$193,500,735	$126,576,835

Net asset value per share	$9.64	$9.40

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations
(Unaudited)

	For the Period	For the Period
	November 1, 2004	November 1, 2003
	to April 30, 2005	to April 30, 2004
Investment Income:
Interest income	$3,168,379	$1,169,492
Dividend income	675,700	—
Fee income	307,275	50,001
Other income	283,111	5,059

Total investment income	4,434,465	1,224,552

Operating Expenses:
Employee compensation and benefits	985,726	453,748
Incentive compensation (Note 8)	394,528	—
Insurance	330,409	579,818
Legal fees	279,970	443,129
Directors fees	81,527	121,729
Audit fees	123,765	89,246
Public relations fees	65,442	73,859
Other expenses	223,827	232,305
Consulting fees	104,485	125,897
Administration	62,901	51,707
Facilities	173,438	(73,668)
Printing and postage	35,537	54,666
Interest expense	12,359	—

Total operating expenses	2,873,914	2,152,436

Net investment income (loss) before taxes	1,560,551	(927,884)

Tax Expense (Benefit):
Deferred tax expense (benefit)	(143,209)	—
Current tax expense	325	—

Total tax expense (benefit)	(142,884)	—

Net investment income (loss)	1,703,435	(927,884)

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized loss on
investments	(8,238,438)	(10,304,739)
foreign currency	(18,687)	—

Net change in unrealized appreciation on investments	13,578,324	14,641,676

Net realized and unrealized gain on investments	5,321,199	4,336,937

Net increase in net assets resulting from operations	$7,024,634	$3,409,053

Net increase in net assets per share resulting from operations	$0.41	$0.25

Dividends declared per share	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations
(Unaudited)

	For the Quarter	For the Quarter
	February 1, 2005	February 1, 2004
	to April 30, 2005	to April 30, 2004
Investment Income:
Interest income	$1,888,332	$458,375
Dividend income	329,330	—
Fee income	127,592	50,001
Other income	93,785	—

Total investment income	2,439,039	508,376

Operating Expenses:
Employee compensation and benefits	581,589	211,967
Incentive compensation (Note 8)	394,528	—
Insurance	144,293	211,180
Legal fees	129,396	212,196
Directors fees	37,157	39,823
Audit fees	58,697	52,482
Public relations fees	32,218	32,491
Other expenses	116,470	42,699
Consulting fees	74,875	99,838
Administration	34,316	24,075
Facilities	104,575	66,365
Printing and postage	17,533	12,898
Interest expense	—	—

Total operating expenses	1,725,647	1,006,014

Net investment income (loss) before taxes	713,392	(497,638)

Tax Expense (Benefit):
Deferred tax expense (benefit)	(108,376)	—
Current tax expense	—	—

Total tax expense (benefit)	(108,376)	—

Net investment income (loss)	821,768	(497,638)

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on
investments	(1,012,067)	35,959
foreign currency	(18,687)	—

Net change in unrealized appreciation on investments	4,569,036	1,566,100

Net realized and unrealized gain on investments	3,538,282	1,602,059

Net increase in net assets resulting from operations	$4,360,050	$1,104,421

Net increase in net assets per share resulting from operations	$0.23	$0.09

Dividends declared per share	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Period	For the Period
	November 1, 2004	November 1, 2003
	to April 30, 2005	to April 30, 2004
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$7,024,634	$3,409,053
Adjustments to reconcile net assets resulting from operations to net cash provided (used) by operating activities:
Realized loss	8,257,125	10,304,739
Net change in unrealized (appreciation)	(13,578,324)	(14,641,676)
Increase in accrued payment-in-kind dividends and interest	(573,672)	—
Increase in allocation of flow-through income	(108,823)	—
Changes in assets and liabilities:
Interest and fees receivable	(235,524)	67,200
Prepaid expenses	(328,608)	(171,738)
Receivable for investment deposit	—	(100,000)
Deferred tax	(143,209)	—
Other assets	(7,729)	(32,425)
Liabilities	8,448,435	(469,998)
Purchases of equity investments	(315,000)	(450,000)
Purchases of debt instruments	(20,514,050)	(1,000,000)
Purchases of short-term investments	(142,869,445)	(165,089,498)
Purchases of cash equivalents	(55,467,670)	(53,301,844)
Proceeds from equity investments	8,295,018	165,790
Proceeds from debt instruments	3,315,558	6,627,225
Sales/maturities of short-term investments	134,415,684	194,365,752
Sales/maturities of cash equivalents	26,929,027	52,851,689

Net cash provided (used) by operating activities	(37,456,573)	32,534,269

Cash Flows from Financing Activities:
Repurchases of capital stock	—	(31,571,184)
Revolving credit facility	(10,025,000)	—

Net cash used for financing activities	(10,025,000)	(31,571,184)

Cash Flows from Investing Activities:
Issuance of capital stock	60,478,127	—

Net cash provided by investing activities	60,478,127	—

Net change in cash and cash equivalents for the period	12,996,554	963,085

Cash and cash equivalents, beginning of period	13,146,941	6,850

Cash and cash equivalents, end of period	$26,143,495	$969,935

Non-Cash Activity:

-	On April 15, 2005, MVC Capital, Inc. re-issued $1,400,000 of its treasury stock in exchange for 40,500 shares of Vestal Manufacturing Enterprises, Inc.

-	During the six months ended April 30, 2005, MVC Capital, Inc. recorded payment in kind dividend and interest of $573,672. This amount is added to the principle balance of the investments and recorded as interest/dividend income.

-	During the six months ended April 30, 2005, MVC Capital, Inc. was allocated $139,905 in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of this amount, $31,082 was received in cash and the balance of $108,823 was undistributed and therefore increased the cost and fair value of the investment.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Fund		Additional			Total
	Shares	Common	Paid in	Treasury	Accumulated	Shareholders’
	Issued	Stock	Capital	Stock	Deficit	Equity
Balance at November 1, 2003	16,152,600	$165,000	$311,485,000	$(2,894,917)	(171,746,921)	137,008,162
Return of capital statement of position reclass	—	—	(11,613,512)	—	11,613,512	—
Treasury shares repurchased	(3,859,558)	—	—	(31,571,184)	—	(31,571,184)
Net increase in net assets from operations	—	—	—	—	3,409,053	3,409,053

Balance at April 30, 2004	12,293,042	$165,000	$299,871,488	$(34,466,101)	$(156,724,356)	$108,846,031

Balance at November 1, 2004	12,293,042	$165,000	$298,406,395	$(34,466,101)	(148,537,950)	115,567,344
Issuance of capital stock	6,645,948	66,459	60,411,668	—	—	60,478,127
Re-issuance of treasury stock	146,750	—	177,568	1,222,432	—	1,400,000
Offering expenses	—	—	(402,296)	—	—	(402,296)
Net increase in net assets from operations	—	—	—	—	7,024,634	7,024,634

Balance at April 30, 2005	19,085,740	$231,459	$358,593,335	$(33,243,669)	$(141,513,316)	$184,067,809

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Period		For the
	November 1, 2004		Year Ended
	to April 30, 2005		October 31, 2004
	(Unaudited)
Net asset value, beginning of period	$9.40		$8.48

Gain (loss) from investment operations:

Net investment income	0.09		—

Net realized and unrealized gain on investments	0.32		0.91

Total gain from investment operations	0.41		0.91

Less distributions from:

Income	—		—

Return of capital	—		(0.12)

Total distributions	—		(0.12)

Capital share transactions
Anti-dilutive effect of share repurchase program	—		0.13
Dilutive effect of issuance of capital stock	(0.17)		—

Net asset value, end of period	$9.64		$9.40

Market value, end of period	$9.41		$9.24

Market discount	(2.39)%		(1.70)%

Total Return — At NAV (a)	2.55%		12.26%

Total Return — At Market (a)	1.84%		15.56%

Ratios and Supplemental Data:

Net assets, end of period (in thousands)	$184,068		$115,567

Ratios to average net assets:

Expenses excluding tax expense (benefit)	3.71	%(b)	3.36%

Net investment income before tax expense (benefit)	2.01	%(b)	0.08%

Expenses including tax expense (benefit)	3.52	%(b)	3.43%

Net investment income after tax expense (benefit)	2.20	%(b)	0.02%

(a) Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period.

(b) Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
April 30, 2005 (Unaudited)

			Date of
			Initial
	Description	Shares/Principal	Investment	Cost	Fair Value

Equity Investments – 26.58% (b, d) (Note 3, 4, 5)

	Automotive Dealerships – 3.26% (a, f)

*	Baltic Motors Corporation, Common Stock (c, j)	54,947	June 2004	$6,000,000	$6,000,000

	Confections Manufacturing and Distribution – 1.47% (a, f)

*	Impact Confections, Inc., Common Stock	252	July 2004	2,700,000	2,700,000

	Distributor – Landscaping and Irrigation Equipment – 2.44% (a, f)

*	Timberland Machines & Irrigation, Inc., Common Stock (c)	450	Aug. 2004	4,500,000	4,500,000

*	Timberland Machines & Irrigation, Inc., Warrants (c)	150	Aug. 2004	—	—

	Total Distributor – Landscaping and Irrigation Equipment			4,500,000	4,500,000

	Financial Services – 1.22% (a, f)

	Octagon Credit Investors, LLC, Membership Interest	5	June 2004	668,823	1,172,004

	Octagon Credit Investors, LLC, Warrant	1	May 2004	550,000	1,069,457

	Total Financial Services			1,218,823	2,241,461

	Iron Foundries – 1.52% (a, f)

*	Vestal Manufacturing Enterprises, Inc.,
	Common Stock (c)	81,000	Apr. 2004	1,850,000	2,800,000

	Manufacturer of Packaged Foods – 2.72% (a, f)

*	Dakota Growers Pasta Company, Inc.,
	Common Stock	909,091	July 2004	5,000,000	5,000,000

	Non-Alcoholic Beverages – 8.29% (a)

*	Vitality Foodservice, Inc., Common Stock (f)	500,000	Sept. 2004	5,000,000	5,000,000

*	Vitality Foodservice, Inc., Series A (i)	1,000,000	Sept. 2004	10,259,884	10,259,884

*	Vitality Foodservice, Inc., Warrants (f)	1,000,000	Sept. 2004	—	—

	Total Non-Alcoholic Beverages			15,259,884	15,259,884

	Soil Remediation – 0.17% (a, f)

*	SGDA Sanierungsgesellschaft fur Deponien und Altlasten (c, j)	26,750	Feb. 2005	315,000	315,000

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments (Continued)
April 30, 2005 (Unaudited)

			Date of
			Initial
	Description	Shares/Principal	Investment	Cost	Fair Value

	Technology Investments - 5.49% (f)

	Actelis Networks, Inc. Series C (a)	150,602	May 2001	$5,000,003	$—

	DPHI, Inc., Series A (a)	602,131	May 2002	4,520,350	—

*	Endymion Systems, Inc., Series A (a)	7,156,760	June 2000	7,000,000	—

	FOLIOfn, Inc., Series C (a)	5,802,259	June 2000	15,000,000	—

	Lumeta Corporation, Series A (a)	384,615	Oct. 2000	250,000	43,511

	Lumeta Corporation, Series B (a)	266,846	June 2002	156,489	156,489

	MainStream Data, Common Stock (a)	5,786	Aug. 2002	3,750,000	—

	Mentor Graphics Corp. (h)	82,283	Nov. 2001	480,008	—

*	ProcessClaims, Inc., Series C (a)	6,250,000	June 2001	2,000,000	2,000,000

*	ProcessClaims, Inc., Series D (a)	849,257	May 2002	400,000	400,000

*	ProcessClaims, Inc., Series E Warrants, expire 12/31/05 (a)	873,362	May 2002	20	—

	SafeStone Technologies PLC, Series A Ordinary Shares (a, j)	2,106,378	Dec. 2000	4,015,402	—

*	ShopEaze Systems, Inc., Series B (a, e)	2,097,902	May 2000	6,000,000	—

*	Sonexis, Inc., Common Stock (a)	131,615	June 2000	10,000,000	—

*	Sygate Technologies, Inc., Series D (a)	9,756,098	Oct. 2002	4,000,001	5,500,000

*	Vendio Services, Inc., Common Stock (a, c)	10,476	June 2000	5,499,900	—

*	Vendio Services, Inc., Series A (a, c)	6,443,188	Jan. 2002	1,134,001	2,000,000

*	Yaga, Inc., Series A (a)	300,000	Nov. 2000	300,000	—

*	Yaga, Inc., Series B (a)	1,000,000	June 2001	2,000,000	—

	Total Technology Investments			71,506,174	10,100,000

Total Equity Investments				108,349,881	48,916,345

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments (Continued)
April 30, 2005 (Unaudited)

			Date of
			Initial
	Description	Shares/Principal	Investment	Cost	Fair Value

Debt Instruments - 24.93% (a, b, d)

	Automotive Dealerships - 2.44%

*	Baltic Motors Corporation (c, j) 10.00%, 06/24/2007	4,500,000	June 2004	$4,500,000	$4,500,000

	Confections Manufacturing and Distribution - 2.78%

*	Impact Confections, Inc. (i) 17.00%,07/30/2009	5,112,821	July 2004	5,008,207	5,112,821

	Distributor — Landscaping and Irrigation Equipment - 4.04%

*	Timberland Machines & Irrigation, Inc., Loan (c) (i) 17.00%, 08/04/2009	6,178,501	Aug. 2004	6,086,482	6,178,501

*	Timberland Machines & Irrigation, Inc., Subordinated Bridge Notes (c) 12.50%, 01/31/2006	1,250,000	Dec. 2004	1,223,110	1,250,000

	Total Distributor — Landscaping and Irrigation Equipment Investments			7,309,592	7,428,501

	Electrical Distribution - 1.64%

	JDC Lighting, LLC (i) 17.00%,01/31/2009	3,021,822	Jan. 2005	2,950,149	3,021,822

	Financial Services - 3.31%

	Octagon Credit Investors, LLC, Credit Facility 6.86%,05/06/2007	1,500,000	April 2005	1,500,000	1,500,000

	Octagon Credit Investors, LLC, Loan (i) 15.00%,05/07/2011	5,102,504	May 2004	4,486,300	4,596,198

	Total Financial Services			5,986,300	6,096,198

	Iron Foundries - 0.54%

*	Vestal Manufacturing Enterprises, Inc. (c) 12.00%, 04/29/2011	1,000,000	Apr. 2004	1,000,000	1,000,000

	Laboratory Research Equipment - 5.71%

	SP Industries, Inc., Term Loan (i) 12.86%,03/31/2010	4,000,000	March 2005	3,920,983	4,000,000

	SP Industries, Inc., Mezzanine Loan (i) 17.00%,03/31/2012	6,500,000	March 2005	6,240,421	6,500,000

	Total Laboratory Research Equipment			10,161,404	10,500,000

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments (Continued)
April 30, 2005 (Unaudited)

		Date of
		Initial
Description	Shares/Principal	Investment	Cost	Fair Value

Soil Remediation - 2.32%

* SGDA Sanierungsgesellschaft fur Deponien und Altlasten (c, j) 7.00%,08/25/2009	4,579,050	Feb. 2005	$4,274,303	$4,274,303

Technology Investments - 2.15%

Arcot Systems, Inc. (g) 10.75%,12/31/2005	2,805,552	Dec. 2002	2,798,615	2,000,000

Integral Development Corporation (g) 10.75%,12/31/2005	1,963,884	Dec. 2002	1,959,028	1,963,884

Total Technology Investments			4,757,643	3,963,884

Total Debt Instruments			45,947,598	45,897,529

				Market Value

Short-Term Securities - 38.59% (b)

Commercial Paper - 15.15% (b)

DaimlerChrysler AG 2.98%,06/02/2005	5,000,000	March 2005	4,986,844	4,986,844

Dow Jones & Company, Inc. 3.08%,07/19/2005	5,000,000	April 2005	4,966,850	4,966,850

General Electric Capital Corp. 2.03%,06/02/2005	4,000,000	March 2005	3,989,938	3,989,938

General Motors Acceptance Corp. 3.03%,05/31/2005	4,000,000	March 2005	3,989,967	3,989,967

The Procter & Gamble Co. 2.86%,06/01/2005	3,000,000	March 2005	2,992,659	2,992,659

Sanofi-Aventis 2.86%,06/02/2005	4,000,000	March 2005	3,989,902	3,989,902

SBC Communications, Inc. 3.11%,07/20/2005	3,000,000	April 2005	2,979,658	2,979,658

			27,895,818	27,895,818

U.S. Government & Agency Securities - 23.44% (b)

U.S. Treasury Bill 2.30%,05/19/2005	1,153,000	Feb. 2005	1,151,599	1,151,599

U.S. Treasury Bill 2.56%,07/07/2005	35,200,000	April 2005	35,032,947	35,032,947

U.S. Treasury Bill 2.88%,07/28/2005	7,000,000	April 2005	6,953,115	6,953,115

Total U.S. Government & Agency Securities			43,137,661	43,137,661

Total Short-Term Securities			71,033,479	71,033,479

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments (Continued)
April 30, 2005 (Unaudited)

		Date of
		Initial
Description	Shares/Principal	Investment	Cost	Market Value

Cash Equivalents - 13.47% (b)

Money Market Funds - 1.97% (b)

First American Prime Obligations Fund - Class A	3,632,221	April 2005	3,632,221	3,632,221

Time Deposits - 11.50% (b)

LaSalle Enhanced Liquidity	21,161,729	Oct. 2004	21,161,729	21,161,729

Total Cash Equivalents			24,793,950	24,793,950

Total Investments - 103.57% (b)			$250,124,908	$190,641,303

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	Percentages are based on net assets of $184,067,809 as of April 30, 2005.

(c)	The Fund owns more than 25% of the outstanding voting securities of Baltic Motors Corporation, SGDA Sanierungsgesellschaft fur Deponien und Altlasten, Timberland Machines & Irrigation, Inc., Vendio Services, Inc., and Vestal Manufacturing Enterprises, Inc. Accordingly, as “control” is defined in the Investment Company Act of 1940, the Fund is presumed to own controlling interests in these portfolio companies.

(d)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Baltic Motors Corporation, SafeStone Technologies PLC and SGDA Sanierungsgesellschaft fur Deponien und Altlasten. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(e)	Company in dissolution.

(f)	Non-income producing assets.

(g)	Also received warrants to purchase a number of shares of preferred stock to be determined upon exercise.

(h)	These shares are held in escrow until September 1, 2005 and have been valued at zero by the Fund’s Valuation Committee. The Fund has no way to determine the amount of shares, if any, it will receive from the escrow.

(i)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(j)	The principal operations of these portfolio companies are located outside of the United States.

*	Affiliated Issuers (Total Market Value of $68,790,509): companies in which the Fund owns at least 5% of the voting securities.

-	Denotes zero cost/fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Fund”)

Notes to Consolidated Financial Statements
April 30, 2005
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

2. Consolidation

     On July 16, 2004, the Fund formed a wholly owned subsidiary MVC Financial Services, Inc. (“MVCFS”). MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Fund, the Fund’s portfolio companies and other entities. Under regulations governing the content of the Fund’s financial statements, the Fund is generally precluded from consolidating any entity other than another investment company; however, an exception to these regulations allows the Fund to consolidate MVCFS since it is a wholly owned operating subsidiary. MVCFS had opening equity of $1 (100 shares at $0.01 per share). The Fund does not hold MVCFS for investment purposes and does not intend to sell MVCFS. All intercompany accounts have been eliminated in consolidation.

3. Concentration of Market Risk

     Financial instruments that subjected the Fund to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 49.0% of the Fund’s total assets at April 30, 2005. As discussed in Note 4, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Fund’s fair value policies and procedures. The Fund’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Fund’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Fund’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.

4. Portfolio Investments

     For the Six month Period Ended April 30, 2005

     During the six months ended April 30, 2005, the Fund made three new investments, totaling approximately $18 million. The investments were made in JDC Lighting, LLC (“JDC”), SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”) and SP Industries, Inc. (“SP”). The amounts invested were $3.0 million, $4.6 million and $10.5 million, respectively.

     The Fund also made two follow-on investments in existing portfolio companies totaling $2.65 million in Timberland Machines & Irrigation, Inc. (“Timberland”) and Vestal Manufacturing Enterprises, Inc. (“Vestal”). The Fund invested $1.25 million in Timberland in the form of a subordinated bridge note. On April 15, 2005, the Fund re-issued 146,750 shares of its treasury stock at the Fund’s net asset value per share of $9.54 in exchange for 40,500 shares of common stock of Vestal.

     In addition, Octagon Credit Investors, LLC (“Octagon”) drew down $1.5 million from the senior secured credit facility provided to it by the Fund.

     Also, during the six months ended April 30, 2005, the Fund sold 603,396 shares of Mentor Graphics Corp. (“Mentor Graphics”) at an average price of $13.75 per share. The total net proceeds received from the shares sold was approximately $8.3 million. The Fund realized a gain on the shares sold of approximately $4.8 million. At April 30, 2005, the 82,283 remaining shares of Mentor Graphics owned by the Fund were held in escrow and therefore restricted as to their resale until September 1, 2005. The Fund’s Valuation Committee (“Valuation Committee”) determined to carry the escrow shares at zero because it was unable to determine how many shares, if any, the Fund would receive from the escrow.

     The Fund also realized losses on CBCA, Inc. (“CBCA”) and Phosistor Technologies, Inc. (“Phosistor”) totaling approximately $13 million. The Fund received no proceeds from the dissolution of these companies and the investments have been removed from the Fund’s portfolio. The fair values of CBCA and Phosistor were previously written down to zero and therefore the net effect of their removal was zero on the current period’s consolidated statement of operations and net asset value.

     On December 21, 2004, Determine Software, Inc. (“Determine”) repaid its senior credit facility from the Fund in full. The amount of proceeds the Fund received from the repayment was approximately $1.64 million. This amount included all outstanding principal and any unpaid accrued interest. Under the terms of the early repayment, the Fund returned its 2,229,955 Series C warrants for no consideration.

     The Fund continued to receive the monthly principal repayments on the credit facilities of Integral Development Corporation (“Integral”) and Arcot Systems, Inc. (“Arcot”) Each made payments during the six months ended April 30, 2005, according to its respective credit facility agreement totaling the following amounts: Integral, $841,668 and Arcot $841,668.

     During the six months ended April 30, 2005, the Valuation Committee increased the fair value of the Fund’s investments in Vestal’s common stock by $950,000, Octagon’s membership interest and warrant by $1,022,638 and Vendio Services, Inc. (“Vendio”) Series A preferred stock by $865,999. In addition, increases in the cost basis and fair value of the Octagon loan, Impact Confections, Inc. (“Impact”) loan, Timberland loan, Vitality Foodservice, Inc. (“Vitality”) Series A preferred stock and JDC loan were due to the receipt of payment in kind (PIK) interest/dividends totaling $537,672. Also during the six month period ended April 30, 2005, the undistributed allocation of flow through income from the Fund’s equity investment in Octagon increased the cost basis and fair value of the investment by $108,823.

     At April 30, 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $94.8 million with a cost of $154.3 million. At October 31, 2004, the fair value of all portfolio investments, exclusive of short-term securities, was $78.5 million with a cost of $151.6 million.

     For the Year Ended October 31, 2004

     During the year ended October 31, 2004, the Fund made seven new investments, totaling $55.7 million. The investments were made as follows: Vestal, $1,450,000, Octagon, $5,560,000, Baltic Motors Corporation (“Baltic”), $10,500,000, Dakota Growers Pasta Company, Inc. (“Dakota”), $5,000,000, Impact, $7,700,000, Timberland, $10,500,000 and Vitality, $15,000,000. No additional investments were made in existing portfolio companies.

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

     On September 1, 2004, Mentor Graphics acquired the Fund’s portfolio company 0-In Design Automation, Inc (“0-In”). The Fund received 685,679 common shares of Mentor stock for its investment in 0-In. Of these shares approximately 82,283 are being held in escrow for a one year period. The Fund’s Valuation Committee determined to carry the escrow shares at zero because it was unable to determine how many shares, if any, the Fund would receive from the escrow. The 603,396 freely tradable shares received at the time of the exchange had a market value of approximately $6.6 million. The Fund’s carrying value of the 0-In investment was $6.0 million. The effect of the transaction on the Fund was an increase in assets and unrealized gain of approximately $0.6 million. The freely tradable shares were then valued at their market price and at October 31, 2004, the market value of the 603,396 freely tradable shares was approximately $7 million. The terms of the acquisition also include a multi-year earn-out, based upon future revenues, under which the Fund may be entitled to receive additional cash consideration. After the exchange, the Fund no longer held any investment in 0-In.

     The Fund received the monthly principal repayments on the credit facilities of Integral, Arcot, and Determine. Each made payments according to its respective credit facility agreement totaling the following amounts: Integral $1,683,336, Arcot $1,402,780 and Determine $392,778.

     For the year ended October 31, 2004, the Valuation Committee increased the fair value of the Fund’s investments in 0-In by $5 million, Sygate Technologies, Inc. (“Sygate”) by $1.5 million, BlueStar by $1.5 million, Vendio by $634,000 and Integral by $989,000 and wrote down the fair value of the Fund’s investments in Actelis Networks, Inc. (“Actelis”) by $1,000,000, CBCA by $500,000, and Sonexis, Inc. (“Sonexis”) by $500,000.

     At October 31 2004, the fair and market value of all portfolio investments, exclusive of short-term securities, was $78.5 million with a cost of $151.6 million.

5. Commitments and Contingencies

     On February 16, 2005, the Fund entered into a sublease (the “Sublease”) for a larger space in the building in which the Fund’s current executive offices are located. The Sublease is scheduled to expire on February 28, 2007. Future payments under the Sublease total approximately $110,000 in fiscal year 2005, $220,000 in fiscal year 2006 and $73,000 in fiscal year 2007. The Fund’s previous lease was terminated effective March 1, 2005, without penalty. The building in which the Fund’s executive offices are located, 287 Bowman Avenue, is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz.

     On May 7, 2004, the Fund entered into a $5,000,000 senior secured credit facility with Octagon. This credit facility expires on May 6, 2007 and can be automatically extended until May 6, 2009. The credit facility bears interest at LIBOR plus 4%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On April 5, 2005, Octagon drew down $1.5 million from the credit facility provided to it by the Fund. As of April 30, 2005, the $1.5 million in borrowings remained outstanding.

     Timberland has a floor plan financing program administered by Transamerica Commercial Finance Corporation. As is typical in this industry, under the terms of the dealer financing arrangement, Timberland Machines guarantees the repurchase of product from Transamerica, if a dealer defaults on payment and the underlying assets are repossessed. The Fund has agreed to be a co-guarantor of this repurchase commitment, but its maximum potential exposure as a result of the guarantee is contractually limited to $500,000.

     On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20 million revolving credit facility (the “Credit Facility”) with LaSalle Bank National Association (the “Bank”). On October 28, 2004, the Fund borrowed $10,025,000 under the Credit Facility. The proceeds from borrowings made under the Credit Facility were used for general corporate purposes. On November 12, 2004 the Fund repaid the $10,025,000 it borrowed from the Bank under the Credit Facility. The Fund has not drawn upon the Credit Facility since the repayment. The Credit Facility will expire on October 31, 2005, at which time all outstanding amounts under the Credit Facility, if any, will be due and payable. Borrowings under the Credit Facility, if any, will bear interest, at the Fund’s option, at either a fixed rate equal to the LIBOR rate (for one, two, three or six months), plus 1.00% per annum, or at a floating rate equal to the Bank’s prime rate in effect from time to time, minus a spread of 1.00% per annum.

     The Fund also made available to SGDA, a $1,308,300 revolving credit facility that bears interest at 7%. The credit facility expires on August 25, 2006. As of April 30, 2005, SGDA had not drawn down upon this facility. See “Subsequent Events” for more information.

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

6. Certain Issuances of Equity Securities by the Issuer

     On December 3, 2004, the Fund commenced a rights offering to its stockholders of non-transferable subscription rights to purchase shares of the Fund’s common stock. Pursuant to the terms of the rights offering, each share of common stock held by a stockholder of record on December 3, 2004, entitled the holder to one right. For every two rights held, stockholders were able to purchase one share of the Fund’s common stock at the subscription price of 95% of the Fund’s net asset value per share on January 3, 2005. In addition, stockholders who elected to exercise all of their rights to purchase the Fund’s common stock received an over-subscription right to subscribe for additional shares that were not purchased by other holders of rights. Based on a final count by the Fund’s subscription agent, the rights offering was over-subscribed with 6,645,948 shares of the Fund’s common stock subscribed for. This was in excess of the 6,146,521 shares available before the 25% oversubscription. Each share was subscribed for at a price of $9.10 which resulted in gross proceeds to the Fund of approximately $60.5 million before offering expenses of approximately $402,000.

     On April 15, 2005, the Fund re-issued 146,750 shares of its treasury stock at the Fund’s net asset value per share of $9.54 in exchange for 40,500 shares of common stock of Vestal.

7. Management

     On November 6, 2003, Michael Tokarz assumed his positions as Chairman, Portfolio Manager and Director of the Fund. As Portfolio Manager, Mr. Tokarz will be compensated by the Fund based upon his performance as the Portfolio Manager. Under the terms of his agreement with the Fund, the Fund will pay Mr. Tokarz incentive compensation in an amount equal to the lesser of (a) 20% of the net income of the Fund for the fiscal year; or (b) the sum of (i) 20% of the net capital gains realized by the Fund in respect of the investments made during his tenure as Portfolio Manager; and (ii) the amount, if any, by which the Fund’s total expenses for a fiscal year were less than two percent of the Fund’s net assets (determined as of the last day of the period). Any payments to be made shall be calculated based upon the audited financial statements of the Fund for the applicable fiscal year and shall be paid as soon as practicable following the completion of such audit. Mr. Tokarz has determined to allocate a portion of the incentive compensation to certain employees of the Fund. For the year ended October 31, 2004, Mr. Tokarz received no cash or other compensation from the Fund pursuant to his contract. Please see Note 8 “Incentive compensation” for more information.

8. Incentive compensation

     Under the terms of the Fund’s agreement with Mr. Tokarz, as discussed in Note 7 “Management”, during the six month period ended April 30, 2005, the Fund accrued $394,528 of incentive compensation as a current expense. This accrual of incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of two of the Fund’s portfolio investments, Vestal and Octagon, which are subject to the Fund’s agreement with Mr. Tokarz, by a total of $1,972,638. This accrued balance of $394,528 will remain unpaid until these potential net capital gains are realized, if ever, by the Fund. Only after a realization event, will the incentive compensation be paid under the agreement with Mr. Tokarz. Mr. Tokarz has determined to allocate a portion of the incentive compensation to certain employees of the Fund. During the six month period ended April 30, 2005, Mr. Tokarz was paid no cash or other compensation.

9. Tax Matters

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

10. Segment Data

     The Fund’s reportable segments are its investing operations as a business development company, MVC Capital, Inc., and the financial advisory operations of its wholly owned subsidiary, MVC Financial Services, Inc.

     The following table presents book basis segment data for the six month period ended April 30, 2005:

	MVC	MVCFS	Consolidated
Interest and dividend income	$3,842,686	$1,393	$3,844,079
Fee income	122,086	185,189	307,275
Other income	283,111	—	283,111
Total operating income	4,247,883	186,582	4,434,465

Total operating expenses	2,745,414	128,500	2,873,914

Net operating income before taxes	1,502,469	58,082	1,560,551
Tax expense (benefit)	—	(142,884)	(142,884)
Net investment income	1,502,469	200,966	1,703,435
Net realized gain (loss) on investments and foreign currency	(8,257,125)	—	(8,257,125)
Net change in unrealized appreciation on investments	13,578,324	—	13,578,324
Net increase in net assets resulting from operations	$6,823,668	$200,966	$7,024,634

     In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc.

11. Subsequent Events

     On May 10, 2005, Vestal prepaid $100,000 against its senior subordinated promissory note. After this payment, the amount outstanding on the note was $900,000.

     On May 16, 2005, SGDA drew down $380,250 from the revolving credit facility provided to it by the Fund. The credit facility bears interest at 7% and expires on August 25, 2006.

     On June 2, 2005, the Fund made an investment in BP Clothing, LLC (“BP”) a Pico Rivera, CA based company which designs, manufactures, markets and distributes, Baby Phat®, a line of women’s clothing. The Fund’s investment in BP consists of a four year, $10 million, second lien loan, bearing interest at LIBOR plus 8% for the first year and variable rates for the remainder of the loan.

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

Selected Consolidated Financial Data

	Period Ended	Period Ended	Year Ended
	April 30,	April 30,	October 31,
	2005	2004	2004
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividends	$3,844	$1,170	$3,086
Fee income	307	—	836
Other income	283	55	64

Total interest and related portfolio income	4,434	1,225	3,986

Expenses:
Employee	986	454	1,366
Incentive compensation (Note 8)	395	—	—
Administrative	1,493	1,699	2,523

Total operating expenses	2,874	2,153	3,889

Net investment income (loss) before taxes	1,560	(928)	97

Tax expense (benefit)	(143)	—	79

Net investment income (loss)	1,703	(928)	18

Net realized and unrealized gains (losses):
Net realized losses	(8,257)	(10,305)	(37,795)
Net change in unrealized appreciation	13,578	14,642	49,382

Net realized and unrealized gains on investments	5,321	4,337	11,587

Net increase in net assets resulting from operations	$7,024	$3,409	$11,605

Per Share:
Net increase in net assets per share resulting from operations	$0.41	$0.25	$0.91
Dividends per share	$—	$—	$0.12
Balance Sheet Data:
Portfolio at value	$94,814	$23,121	$78,520
Portfolio at cost	154,297	130,923	151,582
Total assets	193,501	109,248	126,577
Shareholders’ equity	184,068	108,846	115,567
Shareholders’ equity per share (net asset value)	$9.64	$8.85	$9.40
Common shares outstanding at period end	19,086	12,293	12,293
Other Data:
Number of Investments funded in period	6	1	7
Investments funded ($) in period	$22,229	$1,450	$55,710

	2005		2004				2003
	Qtr 2	Qtr 1	Qtr 4	Qtr 3(1)	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Quarterly Data (Unaudited):	(In thousands except per share data)
Total interest and related portfolio income	2,439	1,995	1,811	951	508	716	742	776	811	566
Net investment income (loss) before net realized and unrealized gains	821	882	665	281	(498)	(430)	(847)	(559)	(5,031)	(2,055)
Net increase (decrease) in net assets resulting from operations	4,360	2,665	3,274	4,922	1,104	2,305	(4,660)	(14,382)	(6,649)	(29,792)
Net increase (decrease) in net assets resulting from operations per share	0.23	0.18	0.27	0.41	0.09	0.14	(0.29)	(0.89)	(0.41)	(1.83)
Net asset value per share	9.64	9.41	9.40	9.25	8.85	8.76	8.48	8.77	9.66	10.06

(1)	Data for 2004 differs from that which was filed on Form 10-Q on September 9, 2004, due to a reclassification of investment income and related expenses which had previously been accrued for.

Overview

     The Fund is a non-diversified closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act. The Fund’s investment objective is to seek to maximize total return from capital appreciation and/or income.

     On November 6, 2003, Mr. Tokarz assumed his position as Chairman and Portfolio Manager of the Fund. He and his team are seeking to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries. The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, warrants or rights to acquire equity interests, and other private equity transactions. In the year ended October 31, 2004, we made seven new investments, totaling $55,710,000, pursuant to our new investment objective. In the six month period ended April 30, 2005, the Fund made three new investments and two additional investments in existing portfolio companies, totaling $20,729,050. Also, on April 5, 2005, Octagon drew down $1.5 million from the credit facility provided to it by the Fund bringing the total capital invested by the Fund during the six month period to $22,229,050.

     Prior to the adoption of our current investment objective, the Fund’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Fund’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of April 30, 2005, 7.27% of the current fair value of our assets consisted of portfolio investments made by the Fund’s former management team pursuant to the prior investment objective. We are, however, seeking to manage these legacy investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

Investment Income

     For the Six month Periods Ended April 30, 2005 and 2004. Total investment income was approximately $4.4 million for the six month period ended April 30, 2005 and approximately $1.2 million for the six month period ended April 30, 2004, an increase of $3.2 million.

     For the Six month Period Ended April 30, 2005

     Total investment income was $4.4 million for the six month period ended April 30, 2005. The increase in investment income over the same six month period last year is due to the increase in the number of investments that provide the Fund with current income. The main components of investment income are the interest income earned on loans to portfolio companies and the Fund’s receipt of closing and monitoring fees from certain portfolio companies by the Fund and MVCFS. The Fund earned approximately $3.14 million in interest and dividend income from investments in portfolio companies. Of the $3.14 million recorded in interest and dividend income, approximately $574,000 was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Fund’s investments were paying interest and dividends to the Fund at various rates from 7% to 17%. Also, the Fund earned approximately $674,000 in interest income on its cash equivalents and short-term investments during the six month period ended April 30, 2005. The Fund received fee income and other income from portfolio companies totaling approximately $307,000 and $283,000 respectively.

     For the Six Month Period Ended April 30, 2004

     Total investment income was approximately $1.2 for the six month period ended April 30, 2004. Interest income from cash equivalents and short-term investments was the main component of investment income during the six month period ended April 30, 2004.

Operating Expenses

     For the Six month Periods Ended April 30, 2005 and 2004. Operating expenses were $2.9 million for the six month period ended April 30, 2005 and $2.2 million for the six month period ended April 30, 2004, an increase of approximately $700,000.

     For the Six month Period Ended April 30, 2005

     Operating expenses were $2.9 million for the six month period ended April 30, 2005. Significant components of operating expenses for the six month period ended April 30, 2005, include salaries and benefits of $985,726, facilities fees of $173,438, incentive compensation of $394,528, insurance premium expenses of $330,409 and legal fees of $279,970.

     The increase in the Fund’s operating expenses comparing 2005 with 2004 was due to increases in certain variable expenses. The Fund’s salaries and benefits expense increased due to the addition of several new employees. Also, the Fund’s rent and other facility related expenses increased primarily due to the Fund’s procurement of larger office space to accommodate the Fund’s new employees. See Note 5 “Commitments and Contingencies” for more information.

     Incentive compensation was first accrued in the six month period ended April 30, 2005. This accrual of incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of two of the Fund’s portfolio investments, Vestal and Octagon, which are subject to the Fund’s agreement with Mr. Tokarz, by a total of $1,972,638. This accrued balance of $394,528 will remain unpaid until these potential net capital gains are realized, if ever, by the Fund. Only after a realization event, will the incentive compensative be paid under the agreement with Mr. Tokarz. Mr. Tokarz has determined to allocate a portion of the incentive compensation to certain employees of the Fund. During the six month period ended April 30, 2005, Mr. Tokarz was paid no cash or other compensation. Please see Note 8 “Incentive compensation” for more information.

     In February 2005, the Fund renewed its Directors & Officers/Professional Liability Insurance policies at an expense of approximately $517,000 which is amortized over the twelve month life of the policy. The prior policy premium was $719,000.

For the Six month Period Ended April 30, 2004

     Operating expenses were $2.2 million for the six month period ended April 30, 2004.

     Significant components of operating expenses for the six months ended April 30, 2004 include insurance premium expenses of $579,818, salaries and benefits of $453,748, legal fees of $443,129, and a facilities recovery of ($73,668).

     On January 21, 2004, the Fund reached an agreement with the property manager at 3000 Sand Hill Road, Menlo Park, California to terminate its lease at such location. Under the terms of the agreement, the Fund bought-out its lease directly from the property manager, for an amount equal to $232,835. As a result, the Fund recovered approximately $250,000 of the remaining reserve established at October 31, 2003. Without the recovery of the reserve, the gross facilities expense for the six months ending April 30, 2004 was approximately $180,000.

     In February 2003, the former management of the Fund (“Former Management”) had entered into new Directors & Officers/Professional Liability Insurance policies with a premium of approximately $1.4 million. The cost was amortized over the life of the policy, through February 2004. For the six month period ended April 30, 2004, the Fund expensed $579,818 in insurance premiums.

Realized Gains and Losses On Portfolio Securities

     For the Six month Periods Ended April 30, 2005 and 2004. Net realized losses for the six month periods ended April 30, 2005 and 2004 were $8.3 million and $10.3 million, respectively, a decrease of $2 million.

     For the Six month Period Ended April 30, 2005

     Net realized losses for the six month period ended April 30, 2005 were $8.3 million. The significant components of the Fund’s net realized loss for the six month period ended April 30, 2005 were a realized gain on the Fund’s investment in Mentor Graphics which was offset by realized losses on CBCA and Phosistor.

     During the six months ended April 30 2005, the Fund sold 603,396 shares of Mentor Graphics at an average price of $13.75 per share and realized a gain on the shares sold of approximately $4.8 million. The total net proceeds received from the shares sold was approximately $8.3 million. At April 30, 2005 the 82,283 remaining shares of Mentor Graphics owned by the Fund were held in escrow and therefore restricted as to their resale. The Fund’s Valuation Committee determined to carry the escrow shares at zero because it was unable to determine how many shares, if any, the Fund would receive from the escrow.

     The Fund realized losses on CBCA of approximately $12 million and on Phosistor of approximately $1 million. The Fund received no proceeds from these companies and they have been removed from the Fund’s portfolio. The fair values of CBCA and Phosistor had been previously written down to zero and as a result, the realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the transactions on the Fund’s consolidated statement of operations and net asset value for the six month period was zero.

     For the Six month Period Ended April 30, 2004

     Net realized losses for the six month period ended April 30, 2004 were $10.3 million. This resulted primarily from the return of capital by PTS Messaging to the holders of its preferred stock.

Unrealized Appreciation and Depreciation of Portfolio Securities

     For the Six month Periods Ended April 30, 2005 and 2004. The Fund had a net decrease in unrealized depreciation of $13.6 million for the six month period ended April 30, 2005. The Fund had a net decrease in unrealized depreciation of $14.6 million for the six month period ended April 30, 2004.

     For the Six month Period Ended April 30, 2005

     Net decrease in unrealized depreciation for the six month period ended April 30, 2005 was $13.6 million. Such net decrease in unrealized depreciation on investment transactions for the six months ended April 30, 2005 resulted from: the Valuation Committee’s determinations to increase the fair value of the Fund’s investments in Vestal’s common stock by $950,000, Octagon’s membership interest and warrant by $1,022,638 and Vendio’s Series A preferred stock by $865,999 (the increase in the fair value of these portfolio investments resulted in a decrease in unrealized depreciation of approximately $2.8 million), the realization of a $4.8 million gain on the sales of the Fund’s shares of Mentor Graphics and the $13.0 million depreciation reclassification from unrealized to realized caused by the removal of CBCA and Phosistor from the Fund’s books.

     For the Six month Period Ended April 30, 2004

     Net increase in unrealized depreciation for the six month period ended April 30, 2004 was $14.6 million. The net decrease in unrealized depreciation on investment transactions for the six months ended April 30, 2004 resulted mainly from the $10.4 million depreciation reclassification from unrealized to realized effected by the return of capital of PTS Messaging. Such net decreases also resulted from the Valuation Committee’s determination to increase the fair value of the Fund’s investments in Sygate, 0-In, BlueStar, Vendio, and Integral by $4.9 million and to decrease the fair value of the Fund’s investments in Actelis and CBCA by $1.2 million.

Accumulated Deficit

     For the Six month Period Ended April 30, 2005 and the Fiscal Year Ended October 31, 2004. The Fund’s total accumulated deficit for each of the periods ended April 30, 2005 and the year ended October 31, 2004 was $141.5 million and $148.5 million, respectively.

     For the Six month Period Ended April 30, 2005

     The Fund’s total accumulated deficit for the six months ended April 30, 2005, was $141.5 million. The decrease in accumulated deficit for the six months ended April 30, 2005 is due primarily to Fund’s increase in net assets from operations of $7.0 million.

     For the Year Ended October 31, 2004

     The Fund’s total accumulated deficit was $148.5 million for the year ended October 31, 2004. The decrease in accumulated deficit for the year ended October 31, 2004 is due primarily to the return of capital statement of position (“ROCSOP”) adjustment and the Valuation Committee’s net increase of the fair valuations of certain portfolio company investments and the unrealized appreciation of Mentor Graphics. This increase in investment value of approximately $11.6 million, net investment income of $18,467, and the reclassification of previously repurchased treasury shares caused the decrease in the Fund’s total accumulated deficit.

Portfolio Investments

     For the Six month Period Ended April 30, 2005 and the Fiscal Year Ended October 31, 2004. The cost of equity investments held by the Fund at April 30, 2005 and at October 31, 2004 was $108.3 million and $122.8 million, respectively, a decrease of $14.5 million. The aggregate fair value of equity investments at April 30, 2005 and at October 31, 2004 was $48.9 million and $51.0 million, respectively, a decrease of $2.1 million. The cost of debt instruments (excluding short-term investments and cash equivalents) held by the Fund at April 30, 2005 and at October 31, 2004 was $45.9 million and $28.8 million, respectively, an increase of $17.1 million. The aggregate fair value of debt instruments at April 30, 2005 and at October 31, 2004 was $45.9 million and $27.5 million, respectively, an increase of $18.4 million. The cost and aggregated fair value of short-term securities held by the Fund at April 30, 2005 and at October 31, 2004 was $71 million and $34.1 million, respectively, an increase of $36.9 million. The cost and aggregate fair value of cash and cash equivalents held by the Fund at April 30, 2005 and at October 31, 2004 was $26.1 million and $13.2, respectively, an increase of approximately $12.9 million.

     For the Six month Period Ended April 30, 2005

     During the six months ended April 30, 2005, the Fund made three new investments, totaling approximately $18 million. The investments were made in JDC, SGDA and SP. The amounts invested were $3.0 million, $4.6 million and $10.5 million, respectively.

     The Fund also made two follow-on investments in existing portfolio companies totaling $2.65 million in Timberland and Vestal. The Fund invested $1.25 million in Timberland in the form of a subordinated bridge note. On April 15, 2005, the Fund re-issued 146,750 shares of its treasury stock at the Fund’s net asset value per share of $9.54 in exchange for 40,500 shares of common stock of Vestal.

     In addition, Octagon drew down $1.5 million from the senior secured credit facility provided to it by the Fund.

     Also, during the six months ended April 30, 2005, the Fund sold 603,396 shares of Mentor Graphics at an average price of $13.75 per share. The total net proceeds received from the shares sold was approximately $8.3 million. The Fund realized a gain on the shares sold of approximately $4.8 million. At April 30, 2005, the 82,283 remaining shares of Mentor Graphics owned by the Fund were held in escrow and therefore restricted as to their resale until September 1, 2005. The Fund’s Valuation Committee determined to carry the escrow shares at zero because it was unable to determine how many shares, if any, the Fund would receive from the escrow.

     The Fund also realized losses on CBCA and Phosistor totaling approximately $13 million. The Fund received no proceeds from the dissolution of these companies and the investments have been removed from the Fund’s portfolio. The fair values of CBCA and Phosistor were previously written down to zero and therefore the net effect of their removal was zero on the current period’s consolidated statement of operations and net asset value.

     On December 21, 2004, Determine repaid its senior credit facility from the Fund in full. The amount of proceeds the Fund received from the repayment was approximately $1.64 million. This amount included all outstanding principal and any unpaid accrued interest. Under the terms of the early repayment, the Fund returned its 2,229,955 Series C warrants for no consideration.

     The Fund continued to receive the monthly principal repayments on the credit facilities of Integral and Arcot. Each made payments during the six months ended April 30, 2005, according to its respective credit facility agreement totaling the following amounts: Integral, $841,668 and Arcot $841,668.

     During the six months ended April 30, 2005, the Valuation Committee increased the fair value of the Fund’s investments in Vestal’s common stock by $950,000, Octagon’s membership interest and warrant by $1,022,638 and Vendio Series A preferred stock by $865,999. In addition, increases in the cost basis and fair value of the Octagon loan, Impact loan, Timberland loan, Vitality Series A preferred stock and JDC loan were due to the receipt of “payment in kind” interest/dividends totaling $537,672. Also during the six month period ended April 30, 2005, the undistributed allocation of flow through income from the Fund’s equity investment in Octagon increased the cost basis and fair value of the investment by $108,823.

     At April 30, 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $94.8 million with a cost of $154.3 million. At October 31, 2004, the fair value of all portfolio investments, exclusive of short-term securities, was $78.5 million with a cost of $151.6 million.

     For the Year Ended October 31, 2004

     During the year ended October 31, 2004, the Fund made seven new investments, totaling $55.7 million. The investments were made as follows: Vestal, $1,450,000, Octagon, $5,560,000, Baltic, $10,500,000, Dakota, $5,000,000, Impact, $7,700,000, Timberland, $10,500,000 and Vitality, $15,000,000. No additional investments were made in existing portfolio companies.

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

     On September 1, 2004, Mentor Graphics acquired the Fund’s portfolio company 0-In. The Fund received 685,679 common shares of Mentor stock for its investment in 0-In. Of these shares approximately 82,283 are being held in escrow for a one year period. The Fund’s Valuation Committee determined to carry the escrow shares at zero because it was unable to determine how many shares, if any, the Fund would receive from the escrow. The 603,396 freely tradable shares received at the time of the exchange had a market value of approximately $6.6 million. The Fund’s carrying value of the 0-In investment was $6.0 million. The effect of the transaction on the Fund was an increase in assets and unrealized gain of approximately $0.6 million. The freely tradable shares were then valued at their market price and at October 31, 2004, the market value of the 603,396 freely tradable shares was approximately $7 million. The terms of the acquisition also include a multi- year earn-out, based upon future revenues, under which the Fund may be entitled to receive additional cash consideration. After the exchange, the Fund no longer held any investment in 0-In.

     The Fund received the monthly principal repayments on the credit facilities of Integral, Arcot, and Determine. Each made payments according to its respective credit facility agreement totaling the following amounts: Integral $1,683,336, Arcot $1,402,780 and Determine $392,778.

     For the year ended October 31, 2004, the Valuation Committee increased the fair value of the Fund’s investments in 0-In by $5 million, Sygate by $1.5 million, BlueStar by $1.5 million, Vendio by $634,000 and Integral by $989,000 and wrote down the fair value of the Fund’s investments in Actelis by $1,000,000, CBCA by $500,000, and Sonexis by $500,000.

     At October 31 2004, the fair and market value of all portfolio investments, exclusive of short-term securities, was $78.5 million with a cost of $151.6 million.

Portfolio Companies

     During the six month period ended April 30, 2005, the Fund had active investments in the following portfolio companies:

Actelis Networks, Inc.

     Actelis Networks, Inc. (“Actelis”), Fremont, California, provides authentication and access control solutions to secure the integrity of e-business in Internet-scale and wireless environments.

     At October 31, 2004 the Fund’s investment in Actelis consisted of 1,506,025 shares of Series C Preferred Stock at a cost of $5.0 million. On December 2, 2004 the Fund’s shares in Actelis underwent a 10 for 1 reverse stock split as a part of a new financing in which the Fund did not participate. After the reverse split and at April 30, 2005, the Fund’s investment in Actelis consisted of 150,602 shares of Series C Preferred Stock at a cost of $5.0 million. The investment has been assigned a fair value of $0.

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

     During the six month period ended April 30, 2005, Arcot made scheduled principal repayments totaling $841,668.

     At April 30, 2005, the Fund’s investment in Arcot consisted of an outstanding balance on the loan of $2.81 million with a cost of $2.80 million. The loan has been assigned a fair value of $2.0 million and the warrants have been assigned a fair value of $0.

Baltic Motors Corporation

     Baltic Motors Corporation (“Baltic”), Purchase, New York, is a U.S. company focused on the importation and sale of Ford and Land Rover vehicles and parts throughout Latvia, a member of the European Union.

     At October 31, 2004 and April 30, 2005, the Fund’s investment in Baltic consisted of 54,947 shares of Common Stock at a cost of $109.20 per share or $6.0 million and a mezzanine loan with a cost basis of $4.5 million. The loan has a maturity date of June 24, 2007 and earns interest at 10% per annum.

     At April 30, 2005, the Fund’s investment in Baltic was assigned a fair value of $10.5 million. Michael Tokarz, Chairman of the Fund, Frances Spark and Bruce Shewmaker, officers of the Fund, serve as directors for Baltic.

CBCA, Inc.

     CBCA, Inc. (“CBCA”), Oakland, California, has developed an automated health benefit claims processing and payment system that includes full website functionality.

     At October 31, 2004, the Fund’s investment in CBCA consisted of 753,350 shares of Common Stock with a cost of $12.0 million. The investment had a fair value of $0.

     During the six month period ended April 30, 2005, CBCA was purchased by an outside party for its outstanding liabilities and the Fund’s shares of Common Stock were cancelled without any consideration or payment.

     At April 30, 2005, the Fund no longer held any investment in CBCA. As a result, a realized loss of approximately $12.0 million was recognized which was offset by a reduction in unrealized loss by the same $12.0 million. Therefore, the net effect of the cancellation of the common stock on this investment was zero.

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

     At October 31, 2004 and April 30, 2005, the Fund’s investment in Dakota consisted of 909,091 shares of Common Stock carried at a cost and assigned a fair value of $5.0 million.

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

     On December 21, 2004, Determine repaid its loan from the Fund in full. The amount of proceeds the Fund received from the repayment was approximately $1.64 million. This amount included all outstanding principal and any unpaid accrued interest. Under the terms of the early repayment, the Fund returned its 2,229,955 Series C warrants for no consideration.

     As of April 30, 2005, the Fund no longer held any investment in Determine.

DPHI, Inc. (formerly DataPlay, Inc.)

     DPHI, Inc. (“DPHI”), Boulder, Colorado, is trying to develop new ways of enabling consumers to record and play digital content.

     At October 31, 2004 and April 30, 2005, the Fund’s investment in DPHI consisted of 602,131 shares of Series A-1 Preferred Stock with a cost of $4.5 million. This investment has been assigned a fair value of $0.

Endymion Systems, Inc.

     Endymion Systems, Inc. (“Endymion”), Oakland, California, is a single source supplier for strategic, web-enabled, end-to-end business solutions that help its customers leverage Internet technologies to drive growth and increase productivity.

     At October 31, 2004 and April 30, 2005, the Fund’s investment in Endymion consisted of 7,156,760 shares of Series A Preferred Stock with a cost of $7.0 million. The investment has been assigned a fair value of $0.

Foliofn, Inc.

     Foliofn, Inc. (“Foliofn”), Vienna, Virginia, is a financial services technology company that offers investment solutions to financial services firms and investors.

     At October 31, 2004 and April 30, 2005, the Fund’s investment in Foliofn consisted of 5,802,259 shares of Series C Preferred Stock with a cost of $15.0 million. The investment had been assigned a fair value of $0.

     Bruce Shewmaker, an officer of the Fund, serves as a director of Foliofn.

Impact Confections, Inc.

     Impact Confections, Inc. (“Impact”), Roswell, New Mexico founded in 1981, is a manufacturer and distributor of children’s candies.

     The Fund’s investment in Impact consists of 252 shares of Common Stock at a cost of $10,714.28 per share or $2.7 million and a loan to Impact in the form of a Senior Subordinated Note with an outstanding balance of $5.0 million. The loan was issued at a cost basis of $5.0 million. The loan’s cost basis was then discounted to reflect loan origination fees received. At October 31, 2004, the Fund’s investment in Impact had a combined fair value of $7.7 million.

     At April 30, 2005, the Fund’s investment in Impact consisted of 252 shares of Common Stock at a cost of $10,714.28 per share or $2.7 million and the loan to Impact with an outstanding balance of $5.11 million. The cost basis of this loan at April 30, 2005 was approximately $5.01 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.

     At April 30, 2005, the Fund’s investment in Impact had been assigned a combined fair value of $7.81 million.

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

     During the six month period ended April 30, 2005, Integral made scheduled principal repayments totaling $841,668.

     At April 30, 2005, the Fund’s investment in Integral consisted of an outstanding balance on the loan of $1.96 million with a cost of $1.96 million. The investment has been assigned a fair value of $1.96 million.

JDC Lighting, LLC

     JDC Lighting, LLC (“JDC”), New York, New York, is a distributor of commercial lighting and electrical products.

     The Fund’s investment in JDC consists of a $3 million Senior Subordinated Loan, bearing interest at 17% over a four year term. The note has a $3 million principal face amount and was issued at a cost basis of $3 million. The loan’s cost basis was discounted to reflect loan origination fees received.

     At April 30, 2005, the loan had an outstanding balance of $3.02 million with a cost of $2.95 million. The loan was assigned a fair value of $3.02 million. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.

Lumeta Corporation

     Lumeta Corporation (“Lumeta”), Somerset, New Jersey, is a developer of network management, security, and auditing solutions. The company provides businesses with an analysis of their network security that is designed to reveal the vulnerabilities and inefficiencies of their corporate intranets.

     At October 31, 2004 and April 30, 2005, the Fund’s investment in Lumeta consisted of 384,615 shares of Series A Preferred Stock and 266,846 shares of Series B Preferred Stock with a combined cost of approximately $406,000. The investments have been assigned a fair value of $200,000, or approximately $0.11 per share of Series A Preferred Stock and approximately $0.59 per share of Series B Preferred Stock.

Mainstream Data, Inc.

     Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, builds and operates satellite, internet, and wireless broadcast networks for the world’s largest information companies. Mainstream Data networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.

     At October 31, 2004 and April 30, 2005, the Fund’s investment in Mainstream consisted of 5,786 shares of Common Stock with a cost of $3.75 million. The investment has been assigned a fair value of $0.

Mentor Graphics Corp. (formerly 0-In Design Automation, Inc.)

     Mentor Graphics Corp. (“Mentor Graphics”), Wilsonville, Oregon, is a world leader in electronic hardware and software design solutions.

     At October 31, 2004, the Fund’s investment Mentor Graphics consisted of 603,396 shares of freely tradable Common Stock and 82,283 shares held in escrow until September 1, 2005. The combined cost of the freely tradable and escrow shares was $4.0 million. The market value of the Fund’s freely tradable shares of Mentor Graphics Corp. as of October 31, 2004 was $7,023,529. The fair value of the escrow shares was zero. Also during the fiscal year ended October 31, 2004, the Fund had recorded approximately $9,000 from the multi-year earn-out related to the sale of 0-In Design Automation, Inc. (“0-In”)

     During the six month period ended April 30, 2005, the Fund sold 603,396 shares of Mentor Graphics at an average price of $13.75 per share. The total net proceeds received from the shares sold were approximately $8.3 million. The Fund realized a gain on the shares sold of approximately $4.8 million.

     At April 30, 2005 all 82,283 remaining shares of Mentor Graphics owned by the Fund were held in escrow and therefore restricted as to their resale. These shares had a cost basis of approximately $480,000 and were assigned a fair value of $0. The Fund’s Valuation Committee determined to carry the escrow shares at zero because it was unable to determine how many shares, if any, the Fund would receive from the escrow.

     During the six month period ended April 30, 2005, the Fund recorded approximately $143,000 from the multi-year-earn-out related to the sale of 0-In.

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

     At October 31, 2004, the loan had an outstanding balance of $5.06 million with a cost of $4.41 million. The loan was carried at a fair value of $4.53 million. The increase in the outstanding balance, cost and fair value of the loan is due to the accretion of the market discount, the amortization of loan origination fees and the capitalization of “payment in kind” interest. The equity investment and detachable warrants in Octagon had been assigned a fair value of $560,000 and $550,000 respectively.

     At April 30, 2005, the loan had an outstanding balance of $5.10 million with a cost of $4.49 million. The loan was carried at a fair value of $4.60 million. The increase in the outstanding balance, cost and fair value of the loan is due to the accretion of the market discount, the amortization of loan origination fees and the capitalization of “payment in kind” interest.

     On April 5, 2005, Octagon drew down $1.5 million from the credit facility provided to it by the Fund. As of April 30, 2005, the $1.5 million in borrowings remained outstanding.

     Effective April 29, 2005, the Valuation Committee determined to increase the fair value of the Fund’s equity investment in and detachable warrants of Octagon by $503,181 and $519,457 respectively. The cost basis and fair value of the equity investment was also increased by approximately $108,000 to account for the Fund’s allocated portion of the flow-through income, from its membership interest in Octagon, which was not distributed to members. This flow-through income is recorded by the Fund as “other income”. At April 30, 2005, the equity investment and detachable warrants were assigned a fair value of $1,172,004 and $1,069,457, respectively.

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

     During the six month period ended April 30, 2005, Phosistor was determined to no longer be an active company in its state of incorporation (Delaware). Subsequent to this action, the Fund removed the investment from its books.

     At April 30, 2005, the Fund no longer held any investment in Phosistor. As a result, a realized loss of approximately $1.0 million was recognized which was offset by a reduction in unrealized loss by the same $1.0 million. Therefore, the net effect of the cancellation of the preferred stock on the Fund was zero.

ProcessClaims, Inc.

     ProcessClaims, Inc. (“ProcessClaims”), Manhattan Beach, California, provides web-based solutions and value added services that streamline the automobile insurance claims process for the insurance industry and its partners.

     At October 31, 2004 and April 30, 2005, the Fund’s investments in ProcessClaims consisted of 6,250,000 shares of Series C Preferred Stock, 849,257 shares of Series D Preferred Stock, and 873,362 warrants to purchase 873,362 shares of Series E Convertible Preferred Stock with a combined cost of $2.4 million. The investment in the Series C Preferred Stock has been assigned a fair value of $2.0 million, or approximately $0.32 per share of Series C Preferred Stock, the investment in the Series D Preferred Stock has been assigned a fair value of $400,000 or approximately $0.471 per share of Series D Preferred Stock, and the investment in the Series E warrants has been assigned a fair value of $0.

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

     At October 31, 2004 and April 30, 2005, the Fund’s investments in SafeStone consisted of 2,106,378 shares of Series A Ordinary Stock with a cost of $4.0 million. The investment has been assigned a fair value of $0.

SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH

     SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”), Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.

     The Fund’s investment in SGDA consists of a $4,579,050 term loan, bearing interest at 7% over a four and a half year term. The term loan has a $4,579,050 principal face amount and was issued at a discounted cost basis of $4,264,050. The loan included an ownership interest in SGDA with a cost basis of $315,000. The Fund also made available to SGDA a $1,308,300 revolving credit facility that bears interest at 7%. The credit facility expires on August 25, 2006. As of April 30, 2005, SGDA had not drawn down upon this facility. See “Subsequent Events” for more details.

     At April 30, 2005, the term loan had an outstanding balance of $4.58 million with a cost of $4.27 million. The term loan was carried at a fair value of $4.27 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. The ownership interest in SGDA has been assigned a fair value of $315,000 which is its cost basis.

ShopEaze Systems, Inc.

     ShopEaze Systems, Inc. (“ShopEaze”), Sunnyvale, California, partnered with established retailers to help them build online businesses to complement their existing brick-and-mortar businesses.

     At October 31, 2004 and April 30, 2005, the Fund’s investment in ShopEaze consisted of 2,097,902 shares of Series B Preferred Stock with a cost of $6.0 million. The investment has been assigned a fair value of $0. ShopEaze ceased operations during 2002.

Sonexis, Inc.

     Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, is the developer of a new kind of conferencing solution—Sonexis ConferenceManager—a modular platform that supports a breadth of audio and web conferencing functionality to deliver rich media conferencing.

     At October 31, 2004 and April 30, 2005, the Fund’s investment in Sonexis consisted of 131,615 shares of Common Stock with a cost of $10.0 million. The investment has been assigned a fair value of $0.

SP Industries, Inc.

     SP Industries, Inc. (“SP”), Warminster, Pennsylvania, is a designer, manufacturer, and marketer of laboratory research and process equipment, glassware and precision glass components, and configured-to-order manufacturing equipment.

     The Fund’s investment in SP consists of a $6.5 million mezzanine loan and a $4.0 million term loan. The mezzanine loan bears interest at 17% over a seven year term. The mezzanine loan has a $6.5 million principal face amount and was issued at a cost basis of $6.5 million. The mezzanine loan’s cost basis was discounted to reflect loan origination fees received. The term loan bears interest at LIBOR plus 10% over a five year term. The term loan has a $4.0 million principal face amount and was issued at a cost basis of $4.0 million. The term loan’s cost basis was discounted to reflect loan origination fees received by the Fund.

     At April 30, 2005, the mezzanine loan and the term loan had outstanding balances of $6.5 million and $4.0 million respectively with cost basis of $6.24 million and $3.92 million respectively. The mezzanine loan and term loan were assigned fair values of $6.5 million and $4.0 million respectively.

Sygate Technologies, Inc.

     Sygate Technologies, Inc. (“Sygate”), Fremont, California, is a provider of enterprise-focused security policy enforcement solutions designed to provide the infrastructure to maintain an unbroken chain of control to IT Management.

     At October 31, 2004 and April 30, 2005, the Fund’s investment in Sygate consisted of 9,756,098 shares of Series D Preferred Stock with a cost of $4.0 million. The investment has been assigned a fair value of $5.5 million, or approximately $0.56 per share.

Timberland Machines & Irrigation, Inc.

     Timberland Machines & Irrigation, Inc. (“Timberland”), Enfield, Connecticut, is a distributor of landscaping outdoor power equipment and irrigation products.

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

     Timberland has a floor plan financing program administered by Transamerica Commercial Finance Corporation. As is typical in this industry, under the terms of the dealer financing arrangement, Timberland guarantees the repurchase of product from Transamerica, if a dealer defaults on payment and the underlying assets are repossessed. The Fund has agreed to be a co-guarantor of this repurchase commitment, but its maximum potential exposure as a result of the guarantee is contractually limited to $0.5 million.

     The Fund also provided Timberland with a facility for a Subordinated Bridge Note which permits Timberland to borrow up to $750,000 at any time after November 1, 2004 until January 31, 2005, for a period of three months. The note will pay an interest rate of 12.5%. During the six month period ended April 30, 2005, this provision was amended to allow Timberland to borrow up to $1.25 million for a period of no more than one year from January 31, 2005.

     At October 31, 2004, the Fund’s mezzanine loan had an outstanding balance of $6.04 million with a cost of $5.94 million. The mezzanine loan was assigned a fair value of $6.04 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. The common stock had been assigned a fair value of $4,500,000. The warrant has been assigned a fair value of $0.

     During the six month period ended April 30, 2005, Timberland borrowed $1.25 million from the Fund using the Subordinated Bridge Note mentioned above. The cost basis of the note was discounted to reflect origination fees received. The note pays an interest rate of 12.5% and has a maturity date of January 31, 2006.

     At April 30, 2005, the Fund’s mezzanine loan had an outstanding balance of $6.18 million with a cost of $6.09 million. The mezzanine loan was assigned a fair value of $6.18 million. The Subordinated Bridge Note had an outstanding balance of $1.25 million with a cost basis of $1.22 million. The note was assigned a fair value of $1.25 million. The increase in the outstanding balance, cost and fair value of the loan and bridge note is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. The common stock had been assigned a fair value of $4,500,000. The warrant has been assigned a fair value of $0.

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

     At October 31, 2004, the Fund’s investments in Vendio consisted of 10,476 shares of Common Stock and 6,443,188 shares of Series A Preferred Stock at a cost of $6.6 million. The investments were assigned a fair value of $1.134 million, $0 per share for the Common Stock and approximately $0.176 per share for the Series A Preferred Stock.

     Effective April 29, 2005, the Valuation Committee determined to increase the fair value of the Series A Preferred Stock by, approximately $866,000 from $1.134 million to $2.0 million.

     At April 30, 2005, the Fund’s investments in Vendio consisted of 10,476 shares of Common Stock and 6,443,188 shares of Series A Preferred Stock at a total cost of $6.6 million. The investments were assigned a fair value of $2.0 million, $0 per share for the Common Stock and approximately $0.31 per share for the Series A Preferred Stock.

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

     The Fund’s initial investment in Vestal consists of 40,500 shares of Common Stock at a cost of $11.11 per share or $450,000 and a loan of $1,000,000 to Vestal in the form of a Senior Subordinated Promissory Note. The loan has a maturity date of April 29, 2011 and earns interest at 12% per annum.

     At October 31, 2004, the Fund’s investment in Vestal had a cost and fair value of $1,450,000.

     On March 10, 2005, the Valuation Committee increased the fair value of the Fund’s equity investment in Vestal by $950,000 from $450,000 to $1,400,000.

     On April 15, 2005, the Fund re-issued 146,750 shares of MVC Capital’s treasury stock at the Fund’s net asset value per share of $9.54 in exchange for 40,500 shares of common stock of Vestal.

     At April 30, 2005, the Senior Subordinated Promissory Note had an outstanding balance, cost, and fair value of $1.0 million. The 81,000 shares of common stock of Vestal that had a cost basis of $1.85 million were assigned a fair value of $2.8 million

     Michael Tokarz, Chairman of the Fund, Bruce Shewmaker, an officer of the Fund, Dave Hadani and Ben Harris, employees of the Fund, serve as directors of Vestal.

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

     The Fund’s investment in Vitality consists of 500,000 shares of Common Stock at a cost of $10.00 per share or $5,000,000 and 1,000,000 shares of Series A Convertible Preferred Stock at a cost of $10.00 per share or $10,000,000. The Convertible Preferred Stock has a liquidation date of September 24, 2011 and has a dividend rate of 13%. The Convertible Preferred Stock also has detachable warrants granting the Fund the right to purchase 211,243 shares of Common Stock at the price of $0.01 per share.

     At October 31, 2004, the Fund’s investment in Vitality had a cost and fair value of $15,000,000.

     At April 30, 2005, the investment in Vitality consisted of 500,000 shares of Common Stock at a cost of $5,000,000 and 1,000,000 shares of Series A Convertible Preferred Stock at a cost of $10,259,884. The increase in the cost and fair value of the Series A Convertible Preferred Stock is due to the capitalization of “payment in kind” dividends. The Common Stock, Series A Convertible Preferred Stock and warrants were assigned fair values of $5,000,000, $10,259,884 and $0, respectively.

     Dave Hadani, an employee of the Fund, serves as a director of Vitality .

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

     At October 31, 2004 and April 30, 2005, the Fund’s investment in Yaga consisted of 300,000 shares of Series A Preferred Stock and 1,000,000 shares of Series B with a combined cost of $2.3 million. The investments have been assigned a fair value of $0.0.

Liquidity and Capital Resources

     At April 30, 2005, the Fund had investments in equities totaling $48.9 million and investments in debt instruments totaling $45.9 million. Also, at April 30, 2005, the Fund had investments in short-term securities totaling approximately $71.0 million and investments in cash equivalents totaling approximately $24.8 million. The Fund considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. Cash held by MVCFS is normally held in an interest bearing account. U.S. government securities and cash equivalents are highly liquid.

     During the six months ended April 30, 2005, the Fund made three new investments, totaling approximately $18 million. The investments were made in JDC, SGDA and SP. The amounts invested were $3.0 million, $4.6 million and $10.5 million, respectively.

     The Fund also made two follow-on investments in existing portfolio companies totaling $2.65 million in Timberland and Vestal. The Fund invested $1.25 million in Timberland in the form of a subordinated bridge note. On April 15, 2005, the Fund re-issued 146,750 shares of its treasury stock at the Fund’s net asset value per share of $9.54 in exchange for 40,500 shares of common stock of Vestal.

     On December 3, 2004, the Fund commenced a rights offering to its stockholders of non-transferable subscription rights to purchase shares of the Fund’s common stock. Pursuant to the terms of the rights offering, each share of common stock held by a stockholder of record on December 3, 2004, entitled the holder to one right. For every two rights held, stockholders were able to purchase one share of the Fund’s common stock at the subscription price of 95% of the Fund’s net asset value per share on January 3, 2005. In addition, stockholders who elected to exercise all of their rights to purchase the Fund’s common stock received an over-subscription right to subscribe for additional shares that were not purchased by other holders of rights. Based on a final count by the Fund’s subscription agent, the rights offering was over-subscribed with 6,645,948 shares of the Fund’s common stock subscribed for. This was in excess of 6,146,521 shares available before the 25% oversubscription. Each share was subscribed for at a price of $9.10 which resulted in gross proceeds to the Fund of approximately $60.5 million before offering expenses of approximately $402,000.

       Current balance sheet resources, which include the additional cash resources from the rights offering, are believed to be sufficient to finance current commitments. Current commitments include:

     On February 16, 2005, the Fund entered into a sublease (the “Sublease”) for a larger space in the building in which the Fund’s current executive offices are located. The Sublease is scheduled to expire on February 28, 2007. Future payments under the Sublease total approximately $110,000 in fiscal year 2005, $220,000 in fiscal year 2006 and $73,000 in fiscal year 2007. The Fund’s previous lease was terminated effective March 1, 2005, without penalty. The building in which the Fund’s executive offices are located, 287 Bowman Avenue, is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz.

     On May 7, 2004, the Fund entered into a $5,000,000 senior secured credit facility with Octagon. This credit facility expires on May 6, 2007 and can be automatically extended until May 6, 2009. The credit facility bears interest at LIBOR plus 4%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On April 5, 2005, Octagon drew down $1.5 million from the credit facility provided to it by the Fund. As of April 30, 2005, the $1.5 million in borrowings remained outstanding.

     Timberland has a floor plan financing program administered by Transamerica Commercial Finance Corporation. As is typical in this industry, under the terms of the dealer financing arrangement, Timberland Machines guarantees the repurchase of product from Transamerica, if a dealer defaults on payment and the underlying assets are repossessed. The Fund has agreed to be a co-guarantor of this repurchase commitment, but its maximum potential exposure as a result of the guarantee is contractually limited to $500,000.

     On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20 million revolving credit facility (the “Credit Facility”) with LaSalle Bank National Association (the “Bank”). On October 28, 2004, the Fund borrowed $10,025,000 under the Credit Facility. The proceeds from borrowings made under the Credit Facility were used for general corporate purposes. On November 12, 2004 the Fund repaid the $10,025,000 it borrowed from the Bank under the Credit Facility. The Fund has not drawn upon the Credit Facility since the repayment. The Credit Facility will expire on October 31, 2005, at which time all outstanding amounts under the Credit Facility, if any, will be due and payable. Borrowings under the Credit Facility, if any, will bear interest, at the Fund’s option, at either a fixed rate equal to the LIBOR rate (for one, two, three or six months), plus 1.00% per annum, or at a floating rate equal to the Bank’s prime rate in effect from time to time, minus a spread of 1.00% per annum.

     The Fund also made available to SGDA, a $1,308,300 revolving credit facility that bears interest at 7%. The credit facility expires on August 25, 2006. As of April 30, 2005, SGDA had not drawn down upon this facility. See “Subsequent Events” for more information.

     The Fund enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Fund’s maximum exposure under these arrangements is unknown. However, the Fund has not experienced prior claims or losses pursuant to these contracts and expects the risk of loss related to such indemnification to be remote.

Subsequent Events

     On May 10, 2005, Vestal prepaid $100,000 against its Senior Subordinated Promissory Note. After this payment, the amount outstanding on the note was $900,000.

     On May 16, 2005, SGDA drew down $380,250 from the revolving credit facility provided to it by the Fund. The credit facility bears interest at 7% and expires on August 25, 2006.

     On June 2, 2005, the Fund made an investment in BP Clothing, LLC (“BP”) a Pico Rivera, CA based company which designs, manufactures, markets and distributes, Baby Phat®, a line of women’s clothing. The Fund’s investment in BP consists of a four year, $10 million, second lien loan, bearing interest at LIBOR plus 8% for the first year and variable rates for the remainder of the loan.

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

     At April 30, 2005, approximately 49.0% of our total assets represented portfolio investments recorded at fair value.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Pursuant to an exemption from registration under the Securities Act of 1933, as amended, provided for by Regulation E, the Fund issued 146,750 shares of its common stock on April 15, 2005 at the Fund’s net asset value per share of $9.54 to Hatfield Amalgamated LLC (f/k/a Nebraska Heavy Industries LLC) in exchange for 40,500 shares of common stock of Vestal.

Item 4. Submission of Matters to a Vote of Security Holders

     On April 11, 2005, the Fund held its Annual Meeting of Shareholders. Of the 18,938,990 shares outstanding and entitled to vote, 17,273,806 were represented at the meeting by proxy or in person. At the meeting the shareholders were asked to re-elect Emilio Dominianni, Robert Everett, Gerald Hellerman, Robert Knapp, and Michael Tokarz to serve on the Fund’s Board of Directors. For Emilio Dominianni, 17,230,213 of shares voted for his re-election, with 44,193 shares voted withheld. For Robert Everett, 17,232,993 shares voted for his re-election, with 41,412 share votes withheld. For Gerald Hellerman, 17,230,558 shares voted for his re-election, with 43,848 share votes withheld. For Robert Knapp, 17,232,993 shares voted for his re-election, with 41,412 share votes withheld. For Michael Tokarz, 17,232,493 shares voted for his re-election, with 41,912 share votes withheld. All of the directors received a majority of the votes cast and were subsequently reelected as directors of the Fund until 2006.

Item 6. Exhibits

     (a) Exhibits

Exhibit No.	Exhibit
10	Sublease by and between MVC Capital, Inc. and Fano Securities, LLC dated as of February 16, 2005.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

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

MVC Capital, Inc.

Date: 6/7/2005	/s/ Michael Tokarz

Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC Capital, Inc.

Date: 6/7/2005	/s/ Frances Spark

Frances Spark

In the capacity of the officer who performs the functions of Principal Financial Officer.