Form 10-Q
period 2005-07-31
MVC CAPITAL, INC.
filed 2005-09-08
CIK 1099941

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-28405
MVC Capital, Inc.
(Formerly known as meVC Draper Fisher Jurvetson Fund I, inc.)
(Exact name of the registrant as specified in its charter)

Delaware	94-3346760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

287 Bowman Avenue 2nd Floor Purchase, New York	10577 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (914) 701-0310
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of September 8, 2005, there were 19,086,566 shares of Registrant’s common stock, $.01 par value (the “Shares”), outstanding.

MVC Capital, Inc.
(A Delaware Corporation)

Part I. Consolidated Financial Information

Item 1.	Consolidated Financial Statements
Consolidated Financial Statements
MVC Capital, Inc.
Consolidated Balance Sheets

	July 31,	October 31,
	2005	2004

	(Unaudited)
ASSETS
Assets
Cash	$2,393,183	$1,214,537
Cash equivalents	37,049,166	11,932,404
Investments in short term securities, at market value (cost $37,357,540 and $34,114,792, respectively)	37,357,540	34,114,792
Investments in debt instruments, at fair value (cost $56,133,606 and $28,795,958, respectively) (Note 4)	57,026,490	27,502,755
Investments in equity, at fair value (cost $125,511,547 and $122,786,256, respectively) (Note 4)	72,991,912	51,017,530
Interest and fees receivable	823,227	442,322
Prepaid expenses	495,496	219,772
Deferred tax	315,837	87,278
Other assets	96,500	45,445

Total assets	$208,549,351	$126,576,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Revolving credit facility	$14,000,000	$10,025,000
Payable for investments purchased	325,000	—
Professional fees	325,143	223,069
Directors’ fees	5,283	17,815
Employee compensation and benefits	560,584	350,518
Consulting fees	16,000	71,845
Taxes payable	152,063	166,205
Accrued incentive compensation (Note 8)	797,328	—
Other accrued expenses and liabilities	279,903	155,039

Total liabilities	16,461,304	11,009,491

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 19,085,740 and 12,293,042 shares outstanding, respectively	231,459	165,000
Additional paid in capital	358,593,335	298,406,395
Accumulated deficit	(133,493,078)	(148,537,950)
Treasury stock, at cost, 4,060,208 and 4,206,958 shares held, respectively	(33,243,669)	(34,466,101)

Total shareholders’ equity	192,088,047	115,567,344

Total liabilities and shareholders’ equity	$208,549,351	$126,576,835

Net asset value per share	$10.06	$9.40

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations

	For the Period	For the Period
	November 1, 2004	November 1, 2003
	to July 31,	to July 31,
	2005	2004

	(Unaudited)
Investment Income:
Interest income	$5,576,611	$1,876,852
Dividend income	1,009,146	—
Fee income	1,396,461	293,099
Other income	856,318	5,060

Total investment income	8,838,536	2,175,011
Operating Expenses:
Employee compensation and benefits	1,619,238	724,185
Incentive compensation (Note 8)	797,328	—
Insurance	460,773	773,454
Legal fees	426,501	690,604
Directors fees	106,275	148,723
Audit fees	214,569	122,830
Public relations fees	98,746	104,885
Other expenses	368,452	258,051
Consulting fees	145,939	216,147
Administration	99,197	76,849
Facilities	312,762	8,250
Printing and postage	53,661	67,674
Interest expense	20,415	—

Total operating expenses	4,723,856	3,191,652
Litigation recovery of management fees (Note 12, 13)	—	(370,000)
Net investment income (loss) before taxes	4,114,680	(646,641)

Tax Expense (Benefit):
Deferred tax expense (benefit)	(228,559)	—
Current tax expense	160,064	—

Total tax expense (benefit)	(68,495)	—

Net investment income (loss)	4,183,175	(646,641)

Net Realized and Unrealized Gain (Loss) on Investments:
Net realized loss on
investments	(8,264,505)	(21,397,019)
foreign currency	(18,687)	—
Net change in unrealized appreciation on investments	21,435,178	30,375,036

Net realized and unrealized gain on investments	13,151,986	8,978,017

Net increase in net assets resulting from operations	$17,335,161	$8,331,376

Net increase in net assets per share resulting from operations	$0.99	$0.64

Dividends declared per share	$0.12	$—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations

	For the Quarter	For the Quarter
	May 1, 2005 to	May 1, 2004 to
	July 31,	July 31,
	2005	2004

	(Unaudited)
Investment Income:
Interest income	$2,408,232	$707,360
Dividend income	333,446	—
Fee income	1,089,186	243,099
Other income	573,207	—

Total investment income	4,404,071	950,459
Operating Expenses:
Employee compensation and benefits	633,512	270,437
Incentive compensation (Note 8)	402,800	—
Insurance	130,364	193,636
Legal fees	146,531	247,475
Directors fees	24,748	26,994
Audit fees	90,804	33,584
Public relations fees	33,304	31,026
Other expenses	144,625	25,746
Consulting fees	41,454	90,250
Administration	36,296	25,142
Facilities	139,324	81,918
Printing and postage	18,124	13,008
Interest expense	8,056	—

Total operating expenses	1,849,942	1,039,216
Litigation recovery of management fees (Note 12, 13)	—	(370,000)
Net investment income before taxes	2,554,129	281,243

Tax Expense (Benefit):
Deferred tax expense (benefit)	(85,350)	—
Current tax expense	159,739	—

Total tax expense (benefit)	74,389	—

Net investment income	2,479,740	281,243

Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gain (loss) on
investments	(26,161)	(11,092,280)
foreign currency	—	—
Net change in unrealized appreciation on investments	7,856,948	15,733,360

Net realized and unrealized gain on investments	7,830,787	4,641,080

Net increase in net assets resulting from operations	$10,310,527	$4,922,323

Net increase in net assets per share resulting from operations	$0.58	$0.41

Dividends declared per share	$0.12	$—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Cash Flows

	For the Period	For the Period
	November 1, 2004	November 1, 2003
	to July 31,	to July 31,
	2005	2004

	(Unaudited)
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$17,335,161	$8,331,376
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Realized loss	8,283,192	21,397,019
Net change in unrealized (appreciation)	(21,435,178)	(30,375,036)
Increase in accrued payment-in-kind dividends and interest	(969,023)	(38,194)
Increase in allocation of flow-through income	(142,141)	—
Changes in assets and liabilities:
Interest and fees receivable	(380,905)	(52,804)
Prepaid expenses	(275,724)	15,622
Receivable for investment deposit	—	(12,500)
Deferred tax	(228,559)	—
Other assets	(51,055)	(51,628)
Liabilities	1,151,813	(214,549)
Purchases of equity investments	(17,315,000)	(14,710,000)
Purchases of debt instruments	(36,977,408)	(14,715,617)
Purchases of short-term investments	(209,023,429)	(248,045,000)
Purchases of cash equivalents	(82,215,015)	(57,418,119)
Purchases of warrants	—	(550,000)
Proceeds from equity investments	8,295,018	171,286
Proceeds from debt instruments	9,750,277	7,637,226
Sales/maturities of short-term investments	223,472,801	304,662,299
Sales/maturities of cash equivalents	64,857,745	56,775,616

Net cash provided (used) by operating activities	(35,867,430)	32,806,997

Cash Flows from Financing Activities:
Issuance of capital stock	60,478,127	—
Repurchases of capital stock	—	(31,571,184)
Current dividends/distributions to shareholders	(2,290,289)	—
Borrowings from revolving credit facility	14,000,000	—
Repayments to revolving credit facility	(10,025,000)	—

Net cash provided (used) for financing activities	62,162,838	(31,571,184)

Net change in cash and cash equivalents for the period	26,295,408	1,235,813

Cash and cash equivalents, beginning of period	13,146,941	6,850

Cash and cash equivalents, end of period	$39,442,349	$1,242,663

Non-Cash Activity:

—	On April 15, 2005, MVC Capital, Inc. re-issued $1,400,000 of its treasury stock in exchange for 40,500 shares of Vestal Manufacturing Enterprises, Inc. (See Note 6).

—	During the nine months ended July 31, 2005 and 2004, MVC Capital, Inc. recorded payment in kind dividend and interest of $969,023 and $38,194, respectively. These amounts are added to the principal balance of the investments and recorded as interest/dividend income.

—	During the nine months ended July 31, 2005, MVC Capital, Inc. was allocated $198,052 in flow-through income from its investment in Octagon Credit Investors, LLC. Of this amount, $55,911 was received in cash and the balance of $142,141 was undistributed and therefore increased the cost and fair value of the investment.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Shareholders’ Equity

	Fund		Additional			Total
	Shares	Common	Paid in	Treasury	Accumulated	Shareholders’
	Issued	Stock	Capital	Stock	Deficit	Equity

	(Unaudited)
Balance at November 1, 2003	16,152,600	$165,000	$311,485,000	$(2,894,917)	$(171,746,921)	$137,008,162
Return of capital statement of position reclass	—	—	(11,613,512)	—	11,613,512	—
Treasury shares repurchased	(3,859,558)	—	—	(31,571,184)	—	(31,571,184)
Net increase in net assets from operations	—	—	—	—	8,331,376	8,331,376

Balance at July 31, 2004	12,293,042	$165,000	$299,871,488	$(34,466,101)	$(151,802,033)	$113,768,354

Balance at November 1, 2004	12,293,042	$165,000	$298,406,395	$(34,466,101)	$(148,537,950)	$115,567,344
Issuance of capital stock	6,645,948	66,459	60,411,668	—	—	60,478,127
Re-issuance of treasury stock	146,750	—	177,568	1,222,432	—	1,400,000
Offering expenses	—	—	(402,296)	—	—	(402,296)
Current dividends/distributions to shareholders from income	—	—	—	—	(2,290,289)	(2,290,289)
Net increase in net assets from operations	—	—	—	—	17,335,161	17,335,161

Balance at July 31, 2005	19,085,740	$231,459	$358,593,335	$(33,243,669)	$(133,493,078)	$192,088,047

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Selected Per Share Data and Ratios

	For the Period		For the Period		For the Year
	November 1, 2004		November 1, 2003		Ended
	to July 31,		to July 31,		October 31,
	2005		2004		2004

	(Unaudited)		(Unaudited)
Net asset value, beginning of period	$9.40		$8.48		$8.48
Gain from investment operations:
Net investment income	0.24		(0.05)		—
Net realized and unrealized gain on investments	0.75		0.69		0.91

Total gain from investment operations	0.99		0.64		0.91

Less dividends/distributions from:
Income	(0.12)		—		—
Return of capital	—		—		(0.12)

Total dividends/distributions	(0.12)		—		(0.12)

Capital share transactions:
Anti-dilutive effect of Share Repurchase Program	—		0.13		0.13
Dilutive effect of issuance of capital stock	(0.21)		—		—

Net asset value, end of period	$10.06		$9.25		$9.40

Market value, end of period	$11.10		$9.60		$9.24

Market premium (discount)	10.34%		3.78%		(1.70)%
Total Return — At NAV (a)	8.30%		9.08%		12.26%
Total Return — At Market (a)	21.43%		18.52%		15.56%
Ratios and Supplemental Data:
Net assets, end of period (in thousands)	$192,088		$113,768		$115,567
Ratios to average net assets:
Expenses excluding tax expense (benefit)	3.81	%(b)	3.68	%(b)(c)	3.68	%(c)
Net investment income before tax expense (benefit)	3.31	%(b)	(0.75	)%(b)	0.08%
Expenses including tax expense (benefit)	3.75	%(b)	3.68	%(b)(c)	3.74	%(c)
Net investment income after tax expense (benefit)	3.37	%(b)	(0.75	)%(b)	0.02%

(a)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period.

(b)	Annualized.

(c)	The expense ratio for the nine month period ended July 31, 2004 and the year ended October 31, 2004, included a one time expense recovery of approximately $250,000 (See Note 13). For the nine month period ended July 31, 2004, without this one time recovery, the expense ratio excluding and including tax expense would have been 3.97%. For the year ended October 31, 2004, without this one time recovery, the expense ratio, excluding and including tax expense would have been 3.89% and 3.95%, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
July 31, 2005

		Date of
		Initial
Description	Shares/Principal	Investment	Cost	Fair Value

	(Unaudited)
Equity Investments – 38.00% (b, d) (Note 3, 4, 5)
Automotive Dealerships – 3.90% (a, f)
*Baltic Motors Corporation, Common Stock (c, j)	54,947	June 2004	$6,000,000	$7,500,000
Confections Manufacturing and Distribution – 1.41% (a, f)
*Impact Confections, Inc., Common Stock	252	July 2004	2,700,000	2,700,000
Distributor – Landscaping and Irrigation Equipment – 2.34% (a, f)
*Timberland Machines & Irrigation, Inc., Common Stock(c)	450	Aug. 2004	4,500,000	4,500,000
*Timberland Machines & Irrigation, Inc., Warrants(c)	150	Aug. 2004	—	—

Total Distributor – Landscaping and Irrigation Equipment			4,500,000	4,500,000
Financial Services – 1.18% (a, f)
Octagon Credit Investors, LLC, Membership Interest	5	June 2004	702,141	1,205,322
Octagon Credit Investors, LLC, Warrant	1	May 2004	550,000	1,069,457

Total Financial Services			1,252,141	2,274,779
Iron Foundries – 1.46% (a, f)
*Vestal Manufacturing Enterprises, Inc., Common Stock(c)	81,000	Apr. 2004	1,850,000	2,800,000
Manufacturer of Packaged Foods – 2.88% (a, f)
*Dakota Growers Pasta Company, Inc., Common Stock	909,091	July 2004	5,000,000	5,514,000
Medical Device Manufacturer – 8.85% (a, f)
*Ohio Medical Corporation, Common Stock(c)	5,520	June 2005	17,000,000	17,000,000
Non-Alcoholic Beverages – 8.01% (a)
*Vitality Foodservice, Inc., Common Stock(f)	500,000	Sept. 2004	5,000,000	5,000,000
*Vitality Foodservice, Inc., Series A(i)	1,000,000	Sept. 2004	10,388,133	10,388,133
*Vitality Foodservice, Inc., Warrants(f)	1,000,000	Sept. 2004	—	—

Total Non-Alcoholic Beverages			15,388,133	15,388,133
Soil Remediation – 0.16% (a, f)
*SGDA Sanierungsgesellschaft fur Deponien und Altlasten (c, j)	26,750	Feb. 2005	315,000	315,000
Technology Investments – 7.81% (f)
Actelis Networks, Inc. Series C(a)	150,602	May 2001	5,000,003	—
DPHI, Inc., Series A(a)	602,131	May 2002	4,520,350	—
*Endymion Systems, Inc., Series A(a)	7,156,760	June 2000	7,000,000	—
FOLIOfn, Inc., Series C(a)	5,802,259	June 2000	15,000,000	—
Lumeta Corporation, Series A(a)	384,615	Oct. 2000	250,000	43,511
Lumeta Corporation, Series B(a)	266,846	June 2002	156,489	156,489

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
July 31, 2005 — (Continued)

		Date of
		Initial
Description	Shares/Principal	Investment	Cost	Fair Value

	(Unaudited)
MainStream Data, Common Stock(a)	5,786	Aug. 2002	$3,750,000	$—
Mentor Graphics Corp.(h)	82,283	Nov. 2001	480,008	—
*ProcessClaims, Inc., Series C(a)	6,250,000	June 2001	2,000,000	2,000,000
*ProcessClaims, Inc., Series D(a)	849,257	May 2002	400,000	400,000
*ProcessClaims, Inc., Series E Warrants, expire 12/31/05 (a)	873,362	May 2002	20	—
SafeStone Technologies PLC, Series A Ordinary Shares (a, j)	2,106,378	Dec. 2000	4,015,402	—
*ShopEaze Systems, Inc., Series B (a, e)	2,097,902	May 2000	6,000,000	—
*Sonexis, Inc., Common Stock(a)	131,615	June 2000	10,000,000	—
*Sygate Technologies, Inc., Series D(a)	9,756,098	Oct. 2002	4,000,000	9,700,000
*Vendio Services, Inc., Common Stock (a, c)	10,476	June 2000	5,500,000	—
*Vendio Services, Inc., Series A (a, c)	6,443,188	Jan. 2002	1,134,001	2,700,000
*Yaga, Inc., Series A(a)	300,000	Nov. 2000	300,000	—
*Yaga, Inc., Series B(a)	1,000,000	June 2001	2,000,000	—

Total Technology Investments			71,506,273	15,000,000

Total Equity Investments			125,511,547	72,991,912

Debt Instruments – 29.68% (a, b, d)
Apparel – 5.10%
BP Clothing, LLC 11.34%, 06/02/2009	9,791,667	June 2005	9,602,194	9,791,667
Automotive Dealerships – 2.34%
*Baltic Motors Corporation (c, j) 10.00%, 06/24/2007	4,500,000	June 2004	4,500,000	4,500,000
Confections Manufacturing and Distribution – 2.86%
*Impact Confections, Inc., Secured Promissory Note 7.51%, 07/29/2008	325,000	July 2005	318,500	325,000
*Impact Confections, Inc., Loan(i) 17.00%, 07/30/2009	5,170,183	July 2004	5,069,848	5,170,183

Total Confections Manufacturing and Distribution			5,388,348	5,495,183

Distributor – Landscaping and Irrigation Equipment – 4.72%
*Timberland Machines & Irrigation, Inc., Junior Revolving Note(c) 12.50%, 07/07/2007	2,830,137	July 2005	2,830,137	2,830,137
*Timberland Machines & Irrigation, Inc., Loan(c)(i) 17.00%, 08/04/2009	6,247,819	Aug. 2004	6,159,481	6,247,819

Total Distributor – Landscaping and Irrigation Equipment			8,989,618	9,077,956

Electrical Distribution – 1.59%
JDC Lighting, LLC(i) 17.00%, 01/31/2009	3,055,724	Jan. 2005	2,987,493	3,055,724

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
July 31, 2005 — (Continued)

		Date of
		Initial
Description	Shares/Principal	Investment	Cost	Fair Value

	(Unaudited)
Financial Services – 2.41%
Octagon Credit Investors, LLC,(i) 15.00%, 05/07/2011	5,124,044	May 2004	$4,523,321	$4,630,305
Iron Foundries – 0.47%
*Vestal Manufacturing Enterprises, Inc.(c) 12.00%, 04/29/2011	900,000	Apr. 2004	900,000	900,000
Laboratory Research Equipment – 5.51%
SP Industries, Inc., Term Loan(i) 13.34%, 03/31/2010	4,010,231	March 2005	3,934,130	4,010,231
SP Industries, Inc., Mezzanine Loan(i) 17.00%, 03/31/2012	6,574,750	March 2005	6,320,240	6,574,750

Total Laboratory Research Equipment			10,254,370	10,584,981

Manufacturer of Precision-Machined Components – 1.29%
Amersham Corp. 10.00%, 06/29/2010	2,473,521	July 2005	2,473,521	2,473,521
Soil Remediation – 2.59%
*SGDA Sanierungsgesellschaft fur Deponien und Altlasten, (c, j) Revolving Credit Facility, 7.00%, 08/25/2006	684,700	May 2005	684,700	684,700
*SGDA Sanierungsgesellschaft fur Deponien und Altlasten, Loan (c, j) 7.00%, 08/25/2009	4,579,050	Feb. 2005	4,289,403	4,289,403

Total Soil Remediation			4,974,103	4,974,103

Technology Investments – 0.80%
Integral Development Corporation(g) 11.25%, 12/31/2005	1,543,050	Dec. 2002	1,540,638	1,543,050

Total Debt Instruments			56,133,606	57,026,490

				Market Value

Short-Term Securities – 19.45% (b)
Commercial Paper – 8.83% (b)
DaimlerChrysler AG 3.40%, 08/31/2005	6,000,000	June 2005	5,983,000	5,983,000
General Electric Capital Corp. 3.21%, 08/30/2005	6,000,000	June 2005	5,984,485	5,984,485
The Procter & Gamble Co. 3.19%, 09/01/2005	5,000,000	June 2005	4,986,265	4,986,265

Total Commercial Paper			16,953,750	16,953,750

U.S. Government & Agency Securities – 10.62% (b)
U.S. Treasury Bill 2.93%, 09/01/2005	3,300,000	June 2005	3,291,986	3,291,986
U.S. Treasury Bill 2.94%, 09/08/2005	2,000,000	June 2005	1,993,983	1,993,983
U.S. Treasury Bill 3.09%, 09/29/2005	8,700,000	July 2005	8,658,285	8,658,285
U.S. Treasury Bill 3.07%, 10/13/2005	6,500,000	July 2005	6,459,536	6,459,536

Total U.S. Government & Agency Securities			20,403,790	20,403,790

Total Short-Term Securities			37,357,540	37,357,540

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
July 31, 2005 — (Continued)

		Date of
		Initial
Description	Shares/Principal	Investment	Cost	Market Value

	(Unaudited)
Cash Equivalents – 19.29% (b)
Money Market Funds – 0.91% (b)
First American Prime Obligations Fund – Class A	1,747,374	July 2005	$1,747,374	$1,747,374
Time Deposits – 18.38% (b)
LaSalle Enhanced Liquidity(k)	35,301,792	Oct. 2004	35,301,792	35,301,792

Total Cash Equivalents			37,049,166	37,049,166

Total Investments – 106.42% (b)			$256,051,859	$204,425,108

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund may negotiate certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	Percentages are based on net assets of $192,088,047 as of July 31, 2005.

(c)	The Fund owns more than 25% of the outstanding voting securities of Baltic Motors Corporation, Ohio Medical Corporation, SGDA Sanierungsgesellschaft fur Deponien und Altlasten, Timberland Machines & Irrigation, Inc., Vendio Services, Inc., and Vestal Manufacturing Enterprises, Inc. Accordingly, as “control” is defined in the Investment Company Act of 1940, the Fund is presumed to own controlling interests in these portfolio companies.

(d)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Baltic Motors Corporation, SafeStone Technologies PLC and SGDA Sanierungsgesellschaft fur Deponien und Altlasten. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(e)	Company in dissolution.

(f)	Non-income producing assets.

(g)	Also received warrants to purchase a number of shares of preferred stock to be determined upon exercise.

(h)	These shares are held in escrow until September 1, 2005 and have been valued at zero by the Fund’s Valuation Committee. The Fund has no way to determine the amount of shares, if any, it will receive from the escrow.

(i)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(j)	The principal operations of these portfolio companies are located outside of the United States.

(k)	All or a portion of these securities have been committed as collateral for the revolving credit facility with LaSalle Bank, N.A. See Note 5 for more information.

*	Affiliated Issuers (Total Market Value of $95,464,375): companies in which the Fund owns at least 5% of the voting securities.

—	Denotes zero cost/fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2004

		Date of
		Initial
Description	Shares/Principal	Investment	Cost	Fair Value

Equity Investments – 44.14% (c, e) (Note 3, 4, 5)
Automotive Dealerships – 5.19% (a, g)
*Baltic Motors Corporation, Common Stock (d, k)	54,947	June 2004	$6,000,000	$6,000,000
Confections Manufacturing and Distribution – 2.33% (a, g)
*Impact Confections, Inc., Common Stock	252	July 2004	2,700,000	2,700,000
Distributor – Landscaping and Irrigation Equipment – 3.89% (a, g)
*Timberland Machines & Irrigation, Inc., Common Stock(d)	450	Aug. 2004	4,500,000	4,500,000
*Timberland Machines & Irrigation, Inc., Warrants(d)	150	Aug. 2004	—	—

Total Distributor – Landscaping and Irrigation Equipment			4,500,000	4,500,000
Financial Services – 0.96% (a, g)
Octagon Credit Investors, LLC, Membership Interest	5	June 2004	560,000	560,000
Octagon Credit Investors, LLC, Warrants	1	May 2004	550,000	550,000

Total Financial Services			1,110,000	1,110,000
Iron Foundries – 0.39% (a, g)
*Vestal Manufacturing Enterprises, Inc.,
Common Stock(d)	40,500	Apr. 2004	450,000	450,000
Manufacturer of Packaged Foods – 4.33% (a, g)
*Dakota Growers Pasta Company, Inc.,
Common Stock	909,091	July 2004	5,000,000	5,000,000
Non-Alcoholic Beverages – 12.98% (a)
*Vitality Foodservice, Inc., Common Stock(g)	500,000	Sept. 2004	5,000,000	5,000,000
*Vitality Foodservice, Inc., Series A(j)	1,000,000	Sept. 2004	10,000,000	10,000,000
*Vitality Foodservice, Inc., Warrants(g)	1,000,000	Sept. 2004	—	—

Total Non-Alcoholic Beverages			15,000,000	15,000,000
Technology Investments – 14.07% (g)
Actelis Networks, Inc. Series C(a)	1,506,025	May 2001	5,000,003	—
CBCA, Inc., Common Stock(a)	753,350	Apr. 2002	11,999,995	—
DPHI, Inc., Series A(a)	602,131	May 2002	4,520,350	—
*Endymion Systems, Inc., Series A(a)	7,156,760	June 2000	7,000,000	—
FOLIOfn, Inc., Series C(a)	5,802,259	June 2000	15,000,000	—
Lumeta Corporation, Series A(a)	384,615	Oct. 2000	250,000	43,511
Lumeta Corporation, Series B(a)	266,846	June 2002	156,489	156,489
MainStream Data, Common Stock(a)	5,786	Aug. 2002	3,750,000	—
Mentor Graphics Corp.(b)	603,396	Nov. 2001	3,519,988	7,023,529
Mentor Graphics Corp.(i)	82,283	Nov. 2001	480,008	—
*Phosistor Technologies, Inc., Series B (a, f)	6,666,667	Jan. 2002	1,000,000	—

The accompanying notes are an integral part of these consolidated financial statements.

MVC CAPITAL, INC.
Consolidated Schedule of Investments
October 31, 2004 — (Continued)

		Date of
		Initial
Description	Shares/Principal	Investment	Cost	Fair Value

*ProcessClaims, Inc., Series C(a)	6,250,000	June 2001	$2,000,000	$2,000,000
*ProcessClaims, Inc., Series D(a)	849,257	May 2002	400,000	400,000
*ProcessClaims, Inc., Series E Warrants, expire 12/31/05 (a)	873,362	May 2002	20	—
SafeStone Technologies PLC, Series A Ordinary Shares (a, k)	2,106,378	Dec. 2000	4,015,402	—
*ShopEaze Systems, Inc., Series B (a, f)	2,097,902	May 2000	6,000,000	—
*Sonexis, Inc., Common Stock (a)	131,615	June 2000	10,000,000	—
*Sygate Technologies, Inc., Series D (a)	9,756,098	Oct. 2002	4,000,000	5,500,000
*Vendio Services, Inc., Common Stock (a, d)	10,476	June 2000	5,500,000	—
*Vendio Services, Inc., Series A (a, d)	6,443,188	Jan. 2002	1,134,001	1,134,001
*Yaga, Inc., Series A (a)	300,000	Nov. 2000	300,000	—
*Yaga, Inc., Series B (a)	1,000,000	June 2001	2,000,000	—

Total Technology Investments			88,026,256	16,257,530

Total Equity Investments			122,786,256	51,017,530

Debt Instruments – 23.80% (a, c)
Automotive Dealerships – 3.89%
Baltic Motors Corporation (d, k) 10.0000%, 06/24/2007	4,500,000	June 2004	4,500,000	4,500,000
Confections Manufacturing and Distribution – 4.33%
Impact Confections, Inc. (j) 17.0000%, 07/30/2009	5,000,000	July 2004	4,887,382	5,000,000
Distributor – Landscaping and Irrigation Equipment – 5.23%
Timberland Machines & Irrigation, Inc. (d, j) 17.0000%, 08/04/2009	6,042,164	Aug. 2004	5,943,114	6,042,164
Financial Services – 3.92%
Octagon Credit Investors, LLC (j) 15.0000%, 05/07/2011	5,059,696	May 2004	4,414,971	4,530,286
Iron Foundries – 0.87%
Vestal Manufacturing Enterprises, Inc. (d) 12.0000%, 04/29/2011	1,000,000	Apr. 2004	1,000,000	1,000,000
Technology Investments – 5.56%
Arcot Systems, Inc. (h) 10.0000%, 12/31/2005	3,647,220	Dec. 2002	3,631,940	2,000,000
Determine Software, Inc. 12.0000%, 01/31/2006	1,632,222	Feb. 2003	1,624,753	1,624,753
Determine Software, Inc., Series C Warrants (g)	2,229,955	Feb. 2003	—	—

The accompanying notes are an integral part of these consolidated financial statements.

MVC CAPITAL, INC.
Consolidated Schedule of Investments
October 31, 2004 — (Continued)

		Date of
		Initial
Description	Shares/Principal	Investment	Cost	Fair Value

Integral Development Corporation (h) 10.0000%, 12/31/2005	2,805,552	Dec. 2002	$2,793,798	$2,805,552

Total Technology Investments			8,050,491	6,430,305

Total Debt Instruments			28,795,958	27,502,755

Short-Term Securities – 29.52% (c)

				Market Value

U.S. Government & Agency Securities – 29.52% (c)
U.S. Treasury Bill 1.0000%, 11/04/2004	400,000	Aug. 2004	399,956	399,956
U.S. Treasury Bill 1.4350%, 11/18/2004	1,064,000	Aug. 2004	1,063,332	1,063,332
U.S. Treasury Bill 1.4700%, 11/26/2004	700,000	Aug. 2004	699,319	699,319
U.S. Treasury Bill 1.6200%, 01/06/2005	3,490,000	Oct. 2004	3,480,147	3,480,147
U.S. Treasury Bill 1.8000%, 01/27/2005	28,600,000	Oct. 2004	28,472,038	28,472,038

Total U.S. Government & Agency Securities			34,114,792	34,114,792

Total Short-Term Securities			34,114,792	34,114,792

Cash Equivalents – 10.33% (c)
Money Market Funds – 1.59% (c)
First American Prime Obligations Fund – Class A	1,834,229	Oct. 2004	1,834,229	1,834,229
Time Deposits – 8.74% (c)
LaSalle Enhanced Liquidity(l)	10,098,175	Oct. 2004	10,098,175	10,098,175

Total Cash Equivalents			11,932,404	11,932,404

Total Investments – 107.79% (c)			$197,629,410	$124,567,481

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund may negotiate certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These shares are freely tradable with no restrictions to their sale.

(c)	Percentages are based on net assets of $115,567,344 as of October 31, 2004.

(d)	The Fund owns more than 25% of the outstanding voting securities of Baltic Motors Corporation, Timberland Machines & Irrigation, Inc., Vendio Services, Inc., and Vestal Manufacturing Enterprises, Inc. Accordingly, as “control” is defined in the Investment Company Act of 1940, the Fund is presumed to own controlling interests in these portfolio companies.

(e)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Baltic Motors Corporation and SafeStone Technologies PLC. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(f)	Company in dissolution.

(g)	Non-income producing assets.

The accompanying notes are an integral part of these consolidated financial statements.

MVC CAPITAL, INC.
Consolidated Schedule of Investments
October 31, 2004 — (Continued)

(h)	Also received warrants to purchase a number of shares of preferred stock to be determined upon exercise.

(i)	These shares are held in escrow until September 1, 2005 and have been valued at zero by the Fund’s Valuation Committee. The Fund has no way to determine the amount of shares, if any, it will receive from the escrow.

(j)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(k)	The principal operations of these portfolio companies are located outside of the United States.

(l)	All or a portion of these securities have been committed as collateral for the revolving credit facility with LaSalle Bank, N.A. See Note 5 for more information.

*	Affiliated Issuers (Total Market Value of $42,684,001): companies in which the Fund owns at least 5% of the voting securities.

—	Denotes zero cost/fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements
July 31, 2005
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
      On July 16, 2004, the Fund formed a wholly-owned subsidiary, MVC Financial Services, Inc. (“MVCFS”). MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Fund, the Fund’s portfolio companies and other entities. Under regulations governing the content of the Fund’s financial statements, the Fund is generally precluded from consolidating any entity other than another investment company; however, an exception to these regulations allows the Fund to consolidate MVCFS since it is a wholly-owned operating subsidiary. MVCFS had opening equity of $1 (100 shares at $0.01 per share). The Fund does not hold MVCFS for investment purposes and does not intend to sell MVCFS. All intercompany accounts have been eliminated in consolidation.

3.	Concentration of Market Risk
      Financial instruments that subjected the Fund to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 62.3% of the Fund’s total assets at July 31, 2005. As discussed in Note 4, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Fund’s fair value policies and procedures. The Fund’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Fund’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Fund’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.

4.	Portfolio Investments

For the Nine month Period Ended July 31, 2005
      During the nine months ended July 31, 2005, the Fund made six new investments, committing capital totaling approximately $48.8 million. The investments were made in JDC Lighting, LLC (“JDC”), SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”), SP Industries, Inc. (“SP”), BP Clothing, LLC (“BP”), Ohio Medical Corporation (“Ohio”) and Amersham Corp. (“Amersham”). The amounts invested were $3.0 million, $5.8 million, $10.5 million, $10 million, $17 million and $2.5 million respectively.

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
      The Fund also made three follow-on investments in existing portfolio companies committing capital totaling approximately $5.0 million. In December 2004 and January 2005, the Fund invested a total of $1.25 million in Timberland Machines & Irrigation, Inc. (“Timberland”) in the form of subordinated bridge notes. On April 15, 2005, the Fund re-issued 146,750 shares of its treasury stock at the Fund’s net asset value per share of $9.54 in exchange for 40,500 shares of common stock of Vestal Manufacturing Enterprises, Inc. (“Vestal”). On July 8, 2005 the Fund extended Timberland a $3.25 million junior revolving note. According to the terms of the note, Timberland immediately drew $1.3 million from the revolving note and used the proceeds to repay the subordinated bridge notes in full. The repayment included all outstanding principal and accrued interest. On July 29, 2005, the Fund invested an additional $325,000 in Impact Confections, Inc. (“Impact”) in the form of a secured promissory note.
      In April 2005, Octagon Credit Investors, LLC (“Octagon”) drew $1.5 million from the senior secured credit facility provided to it by the Fund and repaid it in full during June 2005.
      During May and June 2005, SGDA drew $684,700 from the revolving credit facility provided to it by the Fund. As of July 31, 2005, all amounts drawn from the facility remained outstanding.
      On July 14, 2005, Timberland drew an additional $1.5 million from the revolving note mentioned above. As of July 31, 2005, the total amount outstanding on the note was approximately $2.8 million.
      Also, during the nine months ended July 31, 2005, the Fund sold 603,396 shares of Mentor Graphics Corp. (“Mentor Graphics”) at an average price of $13.75 per share. The total net proceeds received from the shares sold was approximately $8.3 million. The Fund realized a gain on the shares sold of approximately $4.8 million. At July 31, 2005, the 82,283 remaining shares of Mentor Graphics owned by the Fund were held in escrow and therefore restricted as to their resale until September 1, 2005. The Fund’s Valuation Committee (“Valuation Committee”) determined to carry the escrow shares at zero because they were unable to determine how many shares, if any, the Fund would receive from the escrow and the market value of the shares received.
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
      On December 21, 2004, Determine Software, Inc. (“Determine”) prepaid its senior credit facility from the Fund in full. The amount of proceeds the Fund received from the repayment was approximately $1.64 million. This amount included all outstanding principal and accrued interest. Under the terms of the early repayment, the Fund returned its 2,229,955 Series C warrants for no consideration.
      On July 5, 2005, Arcot Systems, Inc. (“Arcot”) prepaid its senior credit facility from the Fund in full. The amount of proceeds the Fund received from the repayment was approximately $2.55 million. This amount included all outstanding principal and accrued interest. Under the terms of the early repayment, the Fund returned its warrants to Arcot for no consideration.
      The Fund continued to receive the monthly principal repayments on the credit facility of Integral Development Corporation (“Integral”). Integral made payments during the nine months ended July 31, 2005, according to its credit facility agreement totaling $1,262,502.
      During the nine months ended July 31, 2005, the Valuation Committee increased the fair value of the Fund’s investments in Baltic Motors Corporation (“Baltic”) common stock by $1.5 million, Dakota Growers Pasta Company, Inc. (“Dakota”) common stock by $514,000, Octagon’s membership interest and warrant by $1,022,638, Sygate Technologies, Inc. (“Sygate”) Series D preferred stock by $4.2 million, Vendio Services, Inc. (“Vendio”) Series A preferred stock by $1,565,999 and Vestal’s common stock by $950,000. In addition,

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
increases in the cost basis and fair value of the Octagon loan, Impact loan, Timberland loan, Vitality Foodservice, Inc. (“Vitality”) Series A preferred stock, JDC loan and SP loans were due to the receipt of payment in kind (PIK) interest/dividends totaling $969,023. Also during the nine month period ended July 31, 2005, the undistributed allocation of flow through income from the Fund’s equity investment in Octagon increased the cost basis and fair value of the investment by $142,141.
      At July 31, 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $130 million with a cost of $181.6 million. At October 31, 2004, the fair value of all portfolio investments, exclusive of short-term securities, was $78.5 million with a cost of $151.6 million.

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

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
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
      On May 7, 2004, the Fund entered into a $5,000,000 senior secured credit facility with Octagon. This credit facility expires on May 6, 2007 and can be automatically extended until May 6, 2009. The credit facility bears interest at LIBOR plus 4%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On April 5, 2005, Octagon drew $1.5 million from the credit facility and repaid it in full on June 15, 2005. As of July 31, 2005, no outstanding borrowings remained.
      On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20,000,000 revolving credit facility (the “Credit Facility”) with LaSalle Bank National Association (the “Bank”). On October 28, 2004, the Fund borrowed $10,025,000 under the Credit Facility. The proceeds from borrowings made under the Credit Facility were used for general corporate purposes. On November 12, 2004 the Fund repaid the $10,025,000 it borrowed from the Bank under the Credit Facility. On July 20, 2005, the Fund amended its revolving credit facility agreement with the Bank. The maximum aggregate loan amount under the Agreement was increased from $20,000,000 to $30,000,000. Additionally, the maturity date was extended from October 31, 2005 to August 31, 2006. All other material terms of the Agreement remained unchanged. On July 28, 2005, the Fund borrowed $14,000,000 under the Credit Facility. Borrowings under the Credit Facility, if any, will bear interest, at the Fund’s option, at either a fixed rate equal to the LIBOR rate (for one, two, three or six months), plus 1.00% per annum, or at a floating rate equal to the Bank’s prime rate in effect from time to time, minus a spread of 1.00% per annum.
      On February 16, 2005, the Fund entered into a sublease (the “Sublease”) for a larger space in the building in which the Fund’s current executive offices are located. The Sublease is scheduled to expire on February 28, 2007. Future payments under the Sublease total approximately $55,000 in fiscal year 2005, $223,000 in fiscal year 2006 and $75,000 in fiscal year 2007. The Fund’s previous lease was terminated effective March 1, 2005, without penalty. The building in which the Fund’s executive offices are located, 287 Bowman Avenue, is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. See Note 7 for more information on Mr. Tokarz.
      During February 2005, the Fund made available to SGDA, a $1,308,300 revolving credit facility that bears interest at 7%. The credit facility expires on August 25, 2006. During April and May 2005, SGDA drew $684,700 from the credit facility provided to it by the Fund. As of July 31, 2005, the $684,700 in borrowings remained outstanding.
      On July 8, 2005 the Fund extended Timberland a $3.25 million junior revolving note that bears interest at 12.5% and expires on July 7, 2007. The Fund also receives a fee of 0.25% on the unused portion of the note. According to the terms of the note, Timberland immediately drew $1.3 million from the revolving note and used the proceeds to repay their subordinated bridge notes, held by the Fund, in full. The repayment included all outstanding principal and accrued interest. On July 14, 2005, Timberland drew an additional $1.5 million

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
from the revolving note. As of July 31, 2005, the total amount outstanding on the note was approximately $2.8 million.
      Timberland also has a floor plan financing program administered by Transamerica Commercial Finance Corporation. As is typical in this industry, under the terms of the dealer financing arrangement, Timberland Machines guarantees the repurchase of product from Transamerica, if a dealer defaults on payment and the underlying assets are repossessed. The Fund has agreed to be a limited co-guarantor for up to $500,000 on this repurchase commitment.
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
      Under the terms of the Fund’s agreement with Mr. Tokarz, as discussed in Note 7 “Management”, during the nine month period ended July 31, 2005, the Fund accrued $797,328 of incentive compensation as a current expense. This accrual of incentive compensation resulted from the determination of the Valuation

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
Committee to increase the fair value of four of the Fund’s portfolio investments: Baltic, Dakota, Octagon, and Vestal, which are subject to the Fund’s agreement with Mr. Tokarz, by a total of $3,986,638. This accrued balance of $797,328 will remain unpaid until these potential net capital gains are realized, if ever, by the Fund. Only after a realization event, will the incentive compensation be paid under the agreement with Mr. Tokarz. Mr. Tokarz has determined to allocate a portion of the incentive compensation to certain employees of the Fund. During the nine month period ended July 31, 2005, Mr. Tokarz was paid no cash or other compensation.

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

10.	Dividends and Distributions to Shareholders
      Dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid quarterly. An additional distribution may be paid by the Fund to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend. The amount and character of income and capital gain distributions are determined in accordance with income tax regulations which may differ from accounting principles generally accepted in the United States of America. These differences are due primarily to differing treatments of income and gain on various investment securities held by the Fund, timing differences and differing characterizations of distributions made by the Fund. Permanent book and tax basis differences relating to shareholder distributions will result in reclassifications and may affect the allocation between net investment income, net realized gain (loss) and paid in capital.

For the Nine month Period Ended July 31, 2005
      On July 11, 2005, the Fund’s Board of Directors announced that it has approved the Fund’s establishment of a policy seeking to pay quarterly dividends to shareholders. For the quarter, the board of directors declared a dividend of $.12 per share payable on July 29, 2005 to shareholders of record on July 22, 2005. The ex-dividend date was July 20, 2005. The total distribution amounted to $2,290,289.

11.	Segment Data
      The Fund’s reportable segments are its investing operations as a business development company, MVC Capital, Inc., and the financial advisory operations of its wholly-owned subsidiary, MVC Financial Services, Inc.

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
      The following table presents book basis segment data for the nine month period ended July 31, 2005:

	MVC	MVCFS	Consolidated

Interest and dividend income	$6,579,586	$6,171	$6,585,757
Fee income	148,481	1,247,980	1,396,461
Other income	856,318	—	856,318
Total operating income	7,584,385	1,254,151	8,838,536
Total operating expenses	4,527,403	196,453	4,723,856
Net operating income before taxes	3,056,982	1,057,698	4,114,680
Tax expense (benefit)	—	(68,495)	(68,495)
Net investment income	3,056,982	1,126,193	4,183,175
Net realized gain (loss) on investments and foreign currency	(8,283,192)	—	(8,283,192)
Net change in unrealized appreciation on investments	21,435,178	—	21,435,178
Net increase in net assets resulting from operations	$16,208,968	$1,126,193	$17,335,161
      In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc.

12.	Legal Proceedings
      On February 20, 2002, Millenco LP (“Millenco”), a stockholder, filed a complaint in the United States District Court for the District of Delaware on behalf of the Fund against the meVC Advisers, Inc. (the “Former Advisor”). The complaint alleged that the fees received by the Former Advisor, beginning one year prior to the filing of the complaint, were excessive, and in violation of Section 36(b) of the Investment Company Act. The case was settled for $370,000 from which the Company received net proceeds in July 2004 of $245,213 after payment of legal fees and expenses.
      During the year ended October 31, 2003, the Fund paid or accrued $4.0 million for legal and proxy solicitation fees and expenses, which included $2.2 million accrued and paid at the direction of the Board of Directors, to reimburse the legal and proxy solicitation fees and expenses of two major Fund shareholders, Millenco, L.P. and Karpus Investment Management, including their costs of obtaining a judgment against the Fund in the Delaware Chancery Court and costs associated with the proxy process and the election of the current Board of Directors. The Fund made a claim against its insurance carrier, Federal Insurance Company (“Federal”) for its right to reimbursement of such expenses. On June 13, 2005, the Fund reached a settlement with Federal in the amount of $473,968 which has been recorded as Other Income in the Consolidated Statement of Operations. Legal fees and expenses associated with reaching this settlement were $47,171.

13.	Recovery of Expenses and Unusual Income Items
      On January 21, 2004, the Fund reached an agreement with the property manager at 3000 Sand Hill Road, Menlo Park, California to terminate its lease at such location as a result of the property manager’s ability to reach an agreement with a new tenant for the space. Under the terms of the agreement, the Fund bought-out its lease directly from the property manager, for an amount equal to $232,835. As a result, the Fund recovered approximately $250,000 of the remaining reserve established at October 31, 2003. Without the recovery of the reserve, the gross facilities expense for the nine months ended July 31, 2004 would have been approximately $258,250.
      On July 13, 2004, the Fund received $370,000 from the settlement of the case Millenco L.P. v. meVC Advisers, Inc. (See Note 12 Legal Proceedings). The actual cash received was $245,213, after payment of

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
legal fees and expense. This settlement was the reimbursement of management fees received by the Former Advisor which were alleged to be excessive.
      During the year ended October 31, 2003, the Fund paid or accrued $4.0 million for legal and proxy solicitation fees and expenses, which included $2.2 million accrued and paid at the direction of the Board of Directors, to reimburse the legal and proxy solicitation fees and expenses of two major Fund shareholders, Millenco, L.P. and Karpus Investment Management, including their costs of obtaining a judgment against the Fund in the Delaware Chancery Court and costs associated with the proxy process and the election of the current Board of Directors. The Fund made a claim against its insurance carrier, Federal Insurance Company (“Federal”) for its right to reimbursement of such expenses. On June 13, 2005, the Fund reached a settlement with Federal in the amount of $473,968 which has been recorded as Other Income in the Consolidated Statement of Operations. Legal fees and expenses associated with reaching this settlement were $47,171.

14.	Subsequent Events
      The $14 million borrowed under the Credit Facility provided by LaSalle was repaid in full by August 8, 2005.
      On August 16, 2005, Sygate and Symantec Corporation (“Symantec”) entered into a definitive acquisition agreement pursuant to which Sygate would be acquired, for cash, by Symantec. As a result of the acquisition, the Fund expects to receive gross proceeds of $16 million in cash of which $1.6 million or 10% will be deposited in an escrow account for approximately one year. Accordingly, the Valuation Committee increased the fair value of its investment in Sygate by $3.3 million or 90% of the gross proceeds expected to be received by the Fund (excluding any amount deposited in escrow). Due to the contingencies associated with the escrow, the Fund did not place any value on the proceeds deposited in escrow and therefore did not factor such proceeds into the Fund’s NAV. The remaining 10% of the gross proceeds to be received is expected to be added to the Fund’s NAV upon the closing of the acquisition.
      On September 6, 2005, all 82,283 common shares of Mentor Graphics held in escrow were released. As of September 7, 2005, the market value of these freely-tradable shares was $698,583.

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

Selected Consolidated Financial Data

	Nine Month	Nine Month	Fiscal Year
	Period Ended	Period Ended	Ended
	July 31,	July 31,	October 31,
	2005	2004	2004

	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividends	$6,586	$1,877	$3,086
Fee income	1,396	293	836
Other income	856	5	64

Total interest and related portfolio income	8,838	2,175	3,986
Expenses:
Employee	1,619	940	1,366
Incentive compensation (Note 8)	797	—	—
Administrative	2,307	2,252	2,893

Total operating expenses	4,723	3,192	4,259

Litigation recovery of management fees (Note 12,13)	—	(370)	(370)
Net investment income (loss) before taxes	4,115	(647)	97
Tax expense (benefit)	(68)	—	79

Net investment income (loss)	4,183	(647)	18
Net realized and unrealized gains (losses):
Net realized losses	(8,283)	(21,397)	(37,795)
Net change in unrealized appreciation	21,435	30,375	49,382

Net realized and unrealized gains on investments	13,152	8,978	11,587

Net increase in net assets resulting from operations	$17,335	$8,331	$11,605

Per Share:
Net increase in net assets per share resulting from operations	$0.99	$0.64	$0.91
Dividends per share	$0.12	$—	$0.12
Balance Sheet Data:
Portfolio at fair value	$130,018	$55,342	$78,520
Portfolio at cost	181,645	147,411	151,582
Total assets	208,549	114,426	126,577
Shareholders’ equity	192,088	113,768	115,567
Shareholders’ equity per share (net asset value)	$10.06	$9.25	$9.40
Common shares outstanding at period end	19,086	12,293	12,293
Other Data:
Number of Investments funded in period	9	5	7
Capital Committed($) in period	$53,836	$35,210	$60,710

	2005			2004				2003

	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3(1)	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1

	(In thousands except per share data)
Quarterly Data (Unaudited):
Total interest and related portfolio income	4,404	2,439	1,995	1,811	951	508	716	742	776	811	566
Net investment income (loss) before net realized and unrealized gains	2,480	821	882	665	281	(498)	(430)	(847)	(559)	(5,031)	(2,055)
Net increase (decrease) in net assets resulting from operations	10,310	4,360	2,665	3,274	4,922	1,104	2,305	(4,660)	(14,382)	(6,649)	(29,792)
Net increase (decrease) in net assets resulting from operations per share	0.58	0.23	0.18	0.27	0.41	0.09	0.14	(0.29)	(0.89)	(0.41)	(1.83)
Net asset value per share	10.06	9.64	9.41	9.40	9.25	8.85	8.76	8.48	8.77	9.66	10.06

(1)	Data for 2004 differs from that which was filed on Form 10-Q on September 9, 2004, due to a reclassification of investment income and related expenses which had previously been accrued for.
Overview
      The Fund is a non-diversified closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act. The Fund’s investment objective is to seek to maximize total return from capital appreciation and/or income.
      On November 6, 2003, Mr. Tokarz assumed his position as Chairman and Portfolio Manager of the Fund. He and the Fund’s investment professionals are seeking to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries. The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, warrants or rights to acquire equity interests, and other private equity transactions. In the year ended October 31, 2004, we made seven new investments, committing capital totaling $60,710,000, pursuant to our new investment objective. In the nine month period ended July 31, 2005, the Fund made six new investments and three additional investments in existing portfolio companies, committing capital totaling $53,835,871.
      Prior to the adoption of our current investment objective, the Fund’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Fund’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of July 31, 2005, 7.93% of the current fair value of our assets consisted of portfolio investments made by the Fund’s former management team pursuant to the prior investment objective. We are, however, seeking to manage these legacy investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.
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

Investment Income
      For the Nine Month Periods Ended July 31, 2005 and 2004. Total investment income was approximately $8.8 million for the nine month period ended July 31, 2005 and approximately $2.2 million for the nine month period ended July 31, 2004, an increase of $6.6 million.

For the Nine Month Period Ended July 31, 2005
      Total investment income was $8.8 million for the nine month period ended July 31, 2005. The increase in investment income over the same nine month period last year is due to the increase in the number of investments that provide the Fund with current income. The main components of investment income are the interest income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Fund and MVCFS. The Fund earned approximately $5.19 million in interest and dividend income from investments in portfolio companies. Of the $5.19 million recorded in interest and dividend income, approximately $969,000 was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Fund’s yielding investments were paying interest and dividends to the Fund at various rates from 7% to 17%. Also, the Fund earned approximately $1.40 million in interest income on its cash equivalents and short-term investments during the nine month period ended July 31, 2005. The Fund received fee income and other income from portfolio companies totaling approximately $1.4 million and $856,000 respectively. Included in other income is a legal settlement of $473,968. See Note 12 “Legal Proceedings” for more information. Without the receipt of this settlement, other income earned for the nine months ended July 31, 2005, would have been $382,350.

For the Nine Month Period Ended July 31, 2004
      Total investment income was approximately $2.2 million for the nine month period ended July 31, 2004. The main components of investment income were interest on debt investments and fee income during the nine months ended July 31, 2004. This was the result of the Fund beginning to make new investments in portfolio companies paying different rates of interest and the receipt of closing and monitoring fees from certain portfolio companies by the Fund and MVCFS.
Operating Expenses
      For the Nine Month Periods Ended July 31, 2005 and 2004. Operating expenses were $4.7 million for the nine month period ended July 31, 2005 and $3.2 million for the nine month period ended July 31, 2004, an increase of approximately $1.5 million.

For the Nine Month Period Ended July 31, 2005
      Operating expenses were $4.7 million for the nine month period ended July 31, 2005. Significant components of operating expenses for the nine month period ended July 31, 2005 include salaries and benefits of $1,619,238, incentive compensation of $797,328, insurance premium expenses of $460,773, legal fees of $426,501 and facilities related expenses of $312,762.
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
      Incentive compensation was first accrued in the nine month period ended July 31, 2005. This accrual of incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of four of the Fund’s portfolio investments: Baltic, Dakota, Octagon, and Vestal, which are subject to the Fund’s agreement with Mr. Tokarz, by a total of $3,986,638. This accrued balance of $797,328 will remain unpaid until these potential net capital gains are realized, if ever, by the Fund. Only after a realization event, will the incentive compensative be paid under the agreement with Mr. Tokarz. Mr. Tokarz has determined to allocate a portion of the incentive compensation to certain employees of the Fund. During the nine month period ended July 31, 2005, Mr. Tokarz was paid no cash or other compensation. Please see Note 8 “Incentive compensation” for more information.
      In February 2005, the Fund renewed its Directors & Officers/ Professional Liability Insurance policies at an expense of approximately $517,000 which is amortized over the twelve month life of the policy. The prior policy premium was $719,000.
      During the nine month period ended July 31, 2005, the Fund paid or accrued $426,501 in legal fees. Legal expenses included fees of $47,171 incurred while pursuing a claim against Federal Insurance Company. See Note 12 “Legal Proceedings” for more information. The settlement from this legal action was $473,968 which was recorded into other income. After fees and expenses the cash received from the settlement was $426,797. Without the legal fees related to the litigation the Fund would have paid or accrued $379,330 in legal fees.

For the Nine Month Period Ended July 31, 2004
      Operating expenses were $3.1 million for the nine month period ended July 31, 2004.
      Significant components of operating expenses for the nine months ended July 31, 2004 include insurance premium expenses of $773,454, salaries and benefits of $724,158, legal fees of $690,604, and facilities expense of $8,250.
      In February 2003, the former management of the Fund (“Former Management”) had entered into new Directors & Officers/ Professional Liability Insurance policies with a premium of approximately $1.4 million. The cost was amortized over the life of the policy, through February 2004, at which time at new policy was entered into with a premium of approximately $719,000. For the nine month period ended July 31, 2004, the Fund expensed $773,454 in insurance premiums.
      During the nine month period ended July 31, 2004, the Fund paid or accrued $810,848 in legal fees (compared to $1.5 million in 2003). Legal expenses included fees of $124,787 incurred while pursuing action against the Fund’s Former Advisor for the reimbursement of management fees which were alleged to be excessive. See Note 12 “Legal Proceedings” for more information. The settlement from this legal action was $370,000; after fees and expenses the cash received by the Fund was $245,213. Without the legal fees related to this litigation, the Fund would have paid or accrued $565,817 in legal fees. The legal expenses for the nine month period ended July 31, 2004 were reflective of a decreased need for legal counsel due to the redefinition of the Fund’s direction by Management.
      On January 21, 2004, the Fund reached an agreement with the property manager at 3000 Sand Hill Road, Menlo Park, California to terminate its lease at such location. Under the terms of the agreement, the Fund bought-out its lease directly from the property manager, for an amount equal to $232,835. As a result, the Fund recovered approximately $250,000 of the remaining reserve established at October 31, 2003. Without the recovery of the reserve, the gross facilities expense for the nine months ending July 31, 2004 would have been approximately $258,000.
Realized Gains and Losses On Portfolio Securities
      For the Nine Month Periods Ended July 31, 2005 and 2004. Net realized losses for the nine month periods ended July 31, 2005 and 2004 were $8.3 million and $21.4 million, respectively, a decrease of $13.1 million.

For the Nine Month Period Ended July 31, 2005
      Net realized losses for the nine month period ended July 31, 2005 were $8.3 million. The significant components of the Fund’s net realized loss for the nine month period ended July 31, 2005 were a realized gain on the Fund’s investment in Mentor Graphics which was offset by realized losses on CBCA and Phosistor.

      During the nine months ended July 31, 2005, the Fund sold 603,396 shares of Mentor Graphics at an average price of $13.75 per share and realized a gain on the shares sold of approximately $4.8 million. The total net proceeds received from the shares sold was approximately $8.3 million. At July 31, 2005 the 82,283 remaining shares of Mentor Graphics owned by the Fund were held in escrow and therefore restricted as to their resale. The Fund’s Valuation Committee determined to carry the escrow shares at zero because they were unable to determine how many shares, if any, the Fund would receive from the escrow and the market value of the shares received.
      The Fund realized losses on CBCA of approximately $12 million and on Phosistor of approximately $1 million. The Fund received no proceeds from these companies and they have been removed from the Fund’s portfolio. The fair values of CBCA and Phosistor had been previously written down to zero and as a result, the realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the transactions on the Fund’s consolidated statement of operations and net asset value for the nine month period was zero.

For the Nine Month Period Ended July 31, 2004
      Net realized losses for the nine month period ended July 31, 2004 were $21.4 million. This resulted primarily from the return of capital by PTS Messaging to the holders of its preferred stock and the sale of Ishoni. These sales resulted in losses of $11.6 million and $10.0 million respectively. The fair values of PTS Messaging and Ishoni had been previously written down to zero and as a result, the realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the transactions on the Fund’s consolidated statement of operations and net asset value for the nine month period was zero.
Unrealized Appreciation and Depreciation of Portfolio Securities
      For the Nine Month Periods Ended July 31, 2005 and 2004. The Fund had a net decrease in unrealized depreciation of $21.4 million for the nine month period ended July 31, 2005. The Fund had a net decrease in unrealized depreciation of $30.4 million for the nine month period ended July 31, 2004.

For the Nine Month Period Ended July 31, 2005
      Net decrease in unrealized depreciation for the nine month period ended July 31, 2005 was $21.4 million. Such net decrease in unrealized depreciation on investment transactions for the nine months ended July 31, 2005 primarily resulted from the Valuation Committee’s determinations to increase the fair value of the Fund’s investments in Baltic’s common stock by $1.5 million, Dakota’s common stock by $514,000, Octagon’s membership interest and warrant by $1,022,638, Sygate’s Series D preferred stock by $4.2 million, Vendio’s Series A preferred stock by $1,565,999 and Vestal’s common stock by $950,000. The increase in the fair value of these portfolio investments resulted in a decrease in unrealized depreciation of approximately $9.8 million. Other key components were the realization of a $4.8 million gain on the sales of the Fund’s shares of Mentor Graphics, the $13.0 million depreciation reclassification from unrealized to realized caused by the removal of CBCA and Phosistor from the Fund’s books and the $500,000 decrease in unrealized caused by repayment in full of the Arcot loan which was being carried below cost.

For the Nine Month Period Ended July 31, 2004
      Net decrease in unrealized depreciation for the nine month period ended July 31, 2004 was $30.4 million. The net decrease in unrealized depreciation on investment transactions for the nine months ended July 31, 2004 resulted mainly from the $21.6 million reclassification from unrealized depreciation to realized loss caused by the disbursement of assets from PTS Messaging and Ishoni Networks. Such net decrease also resulted from the determinations of the Valuation Committee to increase the fair value of the Fund’s investments in Sygate, 0-In, BlueStar, Vendio and Integral by $9.6 million and to decrease the fair value of the Fund’s investments in Actelis, CBCA, and Sonexis by $2.0 million.

Accumulated Deficit
      For the Nine Month Period Ended July 31, 2005 and the Fiscal Year Ended October 31, 2004. The Fund’s total accumulated deficit for the period ended July 31, 2005 and the year ended October 31, 2004 was $133.5 million and $148.5 million, respectively, a decrease of $15 million.

For the Nine Month Period Ended July 31, 2005
      The Fund’s total accumulated deficit for the nine months ended July 31, 2005, was $133.5 million. The decrease in accumulated deficit for the nine months ended July 31, 2005 is due primarily to Fund’s increase in net assets from operations of $17.4 million offset by the $2.3 million dividend paid to shareholders on July 29, 2005.

For the Year Ended October 31, 2004
      The Fund’s total accumulated deficit was $148.5 million for the year ended October 31, 2004. There was a decrease in accumulated deficit for the year ended October 31, 2004 that was due primarily to the return of capital statement of position (“ROCSOP”) adjustment and the Valuation Committee’s net increase of the fair valuations of certain portfolio company investments and the unrealized appreciation of Mentor Graphics. This increase in investment value of approximately $11.6 million, net investment income of $18,467, and the reclassification of previously repurchased treasury shares caused the decrease in the Fund’s total accumulated deficit.
Portfolio Investments
      For the Nine Month Period Ended July 31, 2005 and the Fiscal Year Ended October 31, 2004. The cost of equity investments held by the Fund at July 31, 2005 and at October 31, 2004 was $125.5 million and $122.8 million, respectively, an increase of $2.7 million. The aggregate fair value of equity investments at July 31, 2005 and at October 31, 2004 was $73.0 million and $51.0 million, respectively, an increase of $22 million. The cost of debt instruments (excluding short-term investments and cash equivalents) held by the Fund at July 31, 2005 and at October 31, 2004 was $56.1 million and $28.8 million, respectively, an increase of $27.3 million. The aggregate fair value of debt instruments at July 31, 2005 and at October 31, 2004 was $57.0 million and $27.5 million, respectively, an increase of $29.5 million. The cost and aggregated fair value of short-term securities held by the Fund at July 31, 2005 and at October 31, 2004 was $37.4 million and $34.1 million, respectively, an increase of $3.3 million. The cost and aggregate fair value of cash and cash equivalents held by the Fund at July 31, 2005 and at October 31, 2004 was $39.4 million and $13.2, respectively, an increase of approximately $26.2 million.

For the Nine Month Period Ended July 31, 2005
      During the nine months ended July 31, 2005, the Fund made six new investments, committing capital totaling approximately $48.8 million. The investments were made in JDC, SGDA, SP, BP, Ohio and Amersham. The amounts invested were $3.0 million, $5.8 million, $10.5 million, $10 million, $17 million and $2.5 million respectively.
      The Fund also made three follow-on investments in existing portfolio companies committing capital totaling approximately $5.0 million. In December 2004 and January 2005, the Fund invested a total of $1.25 million in Timberland in the form of subordinated bridge notes. On April 15, 2005, the Fund re-issued 146,750 shares of its treasury stock at the Fund’s net asset value per share of $9.54 in exchange for 40,500 shares of common stock of Vestal. On July 8, 2005 the Fund extended Timberland a $3.25 million junior revolving note. According to the terms of the note, Timberland immediately drew $1.3 million from the revolving note and used the proceeds to repay the subordinated bridge notes in full. The repayment included all outstanding principal and accrued interest. On July 29, 2005, the Fund invested an additional $325,000 in Impact in the form of a secured promissory note.

      In April 2005, Octagon drew $1.5 million from the senior secured credit facility provided to it by the Fund and repaid it in full during June 2005.
      During May and June 2005, SGDA drew $684,700 from the revolving credit facility provided to it by the Fund. As of July 31, 2005, all amounts drawn from the facility remained outstanding.
      On July 14, 2005, Timberland drew an additional $1.5 million from the revolving note mentioned above. As of July 31, 2005, the total amount outstanding on the note was approximately $2.8 million.
      Also, during the nine months ended July 31, 2005, the Fund sold 603,396 shares of Mentor Graphics at an average price of $13.75 per share. The total net proceeds received from the shares sold was approximately $8.3 million. The Fund realized a gain on the shares sold of approximately $4.8 million. At July 31, 2005, the 82,283 remaining shares of Mentor Graphics owned by the Fund were held in escrow and therefore restricted as to their resale until September 1, 2005. The Fund’s Valuation Committee determined to carry the escrow shares at zero because they were unable to determine how many shares, if any, the Fund would receive from the escrow and the market value of the shares received. The Fund also realized losses on CBCA and Phosistor totaling approximately $13 million. The Fund received no proceeds from the dissolution of these companies and the investments have been removed from the Fund’s portfolio. The fair values of CBCA and Phosistor were previously written down to zero and therefore the net effect of their removal was zero on the current period’s consolidated statement of operations and net asset value.
      On December 21, 2004, Determine prepaid its senior credit facility from the Fund in full. The amount of proceeds the Fund received from the repayment was approximately $1.64 million. This amount included all outstanding principal and accrued interest. Under the terms of the early repayment, the Fund returned its 2,229,955 Series C warrants for no consideration.
      On July 5, 2005, Arcot prepaid its senior credit facility from the Fund in full. The amount of proceeds the Fund received from the repayment was approximately $2.55 million. This amount included all outstanding principal and accrued interest. Under the terms of the early repayment, the Fund returned its warrants to Arcot for no consideration.
      The Fund continued to receive the monthly principal repayments on the credit facility of Integral. Integral made payments during the nine months ended July 31, 2005, according to its credit facility agreement totaling $1,262,502.
      During the nine months ended July 31, 2005, the Valuation Committee increased the fair value of the Fund’s investments in Baltic common stock by $1.5 million, Dakota common stock by $514,000, Octagon’s membership interest and warrant by $1,022,638, Sygate Series D preferred stock by $4.2 million, Vendio Series A preferred stock by $1,565,999 and Vestal’s common stock by $950,000. In addition, increases in the cost basis and fair value of the Octagon loan, Impact loan, Timberland loan, Vitality Series A preferred stock, JDC loan and SP loans were due to the receipt of payment in kind (PIK) interest/dividends totaling $969,023. Also during the nine month period ended July 31, 2005, the undistributed allocation of flow through income from the Fund’s equity investment in Octagon increased the cost basis and fair value of the investment by $142,141.
      At July 31, 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $130 million with a cost of $181.6 million. At October 31, 2004, the fair value of all portfolio investments, exclusive of short-term securities, was $78.5 million with a cost of $151.6 million.

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

Portfolio Companies
      During the nine month period ended July 31, 2005, the Fund had investments in the following portfolio companies:

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

Amersham Corp.
      Amersham Corp. (“Amersham”), Louisville, Colorado, is a manufacturer of precision machined components for the automotive, furniture, security and medical device markets.
      The Fund’s investment in Amersham consists of $2.5 million in purchased notes, bearing interest at 10%. The notes have a maturity date of June 29, 2010. The notes have a principal face amount and cost basis of $2.5 million.
      At July 31, 2005, the notes had an outstanding balance, cost and fair value of $2.5 million.

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
      On July 5, 2005, Arcot repaid its loan from the Fund in full. The amount of proceeds the Fund received from the repayment was approximately $2.55 million. This amount included all outstanding principal and accrued interest. Under the terms of the early repayment, the Fund returned its warrants for no consideration. As of July 31, 2005, the Fund no longer held any investment in Arcot.

Baltic Motors Corporation
      Baltic Motors Corporation (“Baltic”), Purchase, New York, is a U.S. company focused on the importation and sale of Ford and Land Rover vehicles and parts throughout Latvia, a member of the European Union.
      At October 31, 2004 and July 31, 2005, the Fund’s investment in Baltic consisted of 54,947 shares of Common Stock at a cost of $109.20 per share or $6.0 million and a mezzanine loan with a cost basis of $4.5 million. The loan has a maturity date of June 24, 2007 and earns interest at 10% per annum.
      Effective July 29, 2005, the Valuation Committee increased the fair value of the Fund’s equity investment in Baltic by $1.5 million from $6 million to $7.5 million.
      At July 31, 2005, the Fund’s investment in Baltic was assigned a fair value of $12 million. Michael Tokarz, Chairman of the Fund, Frances Spark, an officer of the Fund and Chris Sullivan, an employee of the Fund, serve as directors for Baltic.

BP Clothing, LLC
      BP Clothing, LLC (“BP”), Pico Rivera, California, is a company which designs, manufactures, markets and distributes, Baby Phat®, a line of women’s clothing.
      The Fund’s investment in BP consists of a $10 million second lien loan bearing interest at LIBOR plus 8% for the first year and variable interest rates for the remainder of the four year term. The loan has a $10 million principal face amount and was issued at a cost basis of $10 million. The loan’s cost basis was subsequently discounted to reflect loan origination fees received.
      On June 30, 2005, the Fund received it first quarterly principal repayment of approximately $208,000. The first repayment was prorated for the amount of the quarter the loan was outstanding. All subsequent quarterly principal repayments will total $625,000 with the remaining balance due upon maturity.
      At July 31, 2005, the loan had an outstanding balance of $9.79 million with a cost of $9.60 million. The loan was assigned a fair value of $9.79 million.

CBCA, Inc.
      CBCA, Inc. (“CBCA”), Oakland, California, has developed an automated health benefit claims processing and payment system that includes full website functionality.
      At October 31, 2004, the Fund’s investment in CBCA consisted of 753,350 shares of Common Stock with a cost of $12.0 million. The investment had a fair value of $0.
      During the nine month period ended July 31, 2005, CBCA was purchased by an outside party for its outstanding liabilities and the Fund’s shares of Common Stock were cancelled without any consideration or payment.
      As a result, a realized loss of approximately $12.0 million was recognized which was offset by a reduction in unrealized loss by the same $12.0 million. Therefore, the net effect of the cancellation of the common stock on this investment was zero. At July 31, 2005, the Fund no longer held any investment in CBCA.

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
      At October 31, 2004 and July 31, 2005, the Fund’s investment in Dakota consisted of 909,091 shares of Common Stock carried at a cost of $5.0 million.
      Effective July 29, 2005, the Valuation Committee increased the fair value of the Fund’s equity investment in Dakota by $514,000 from $5 million to $5,514,000.
      At July 31, 2005, the Fund’s investment in Dakota was assigned a fair value of $5.5 million.
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
      On December 21, 2004, Determine repaid its loan from the Fund in full. The amount of proceeds the Fund received from the repayment was approximately $1.64 million. This amount included all outstanding principal and accrued interest. Under the terms of the early repayment, the Fund returned its 2,229,955 Series C warrants for no consideration.
      As of July 31, 2005, the Fund no longer held any investment in Determine.

DPHI, Inc. (formerly DataPlay, Inc.)
      DPHI, Inc. (“DPHI”), Boulder, Colorado, is trying to develop new ways of enabling consumers to record and play digital content.
      At October 31, 2004 and July 31, 2005, the Fund’s investment in DPHI consisted of 602,131 shares of Series A-1 Preferred Stock with a cost of $4.5 million. This investment has been assigned a fair value of $0.

Endymion Systems, Inc.
      Endymion Systems, Inc. (“Endymion”), Oakland, California, is a single source supplier for strategic, web-enabled, end-to-end business solutions that help its customers leverage Internet technologies to drive growth and increase productivity.
      At October 31, 2004 and July 31, 2005, the Fund’s investment in Endymion consisted of 7,156,760 shares of Series A Preferred Stock with a cost of $7.0 million. The investment has been assigned a fair value of $0.

Foliofn, Inc.
      Foliofn, Inc. (“Foliofn”), Vienna, Virginia, is a financial services technology company that offers investment solutions to financial services firms and investors.
      At October 31, 2004 and July 31, 2005, the Fund’s investment in Foliofnconsisted of 5,802,259 shares of Series C Preferred Stock with a cost of $15.0 million. The investment had been assigned a fair value of $0.
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
      On July 29, 2005, the Fund made a $325,000 follow-on investment in Impact in the form of a secured promissory note which bears interest at LIBOR plus 4%. The promissory note has a three year term. The note has a $325,000 principal face amount and was issued at a cost basis of $325,000. The note’s cost basis was then discounted to reflect loan origination fees received.
      At July 31, 2005, the Fund’s investment in Impact consisted of 252 shares of Common Stock at a cost of $10,714.28 per share or $2.7 million and the loan to Impact with an outstanding balance of $5.17 million. The cost basis of this loan at July 31, 2005 was approximately $5.07 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.
      At July 31, 2005, the equity investment, loan and secured promissory note were assigned fair values of $2.7 million, $5.17 million and $325,000 respectively.
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
      During the nine month period ended July 31, 2005, Integral made scheduled principal repayments totaling $1,262,502.
      At July 31, 2005, the Fund’s investment in Integral consisted of an outstanding balance on the loan of $1.54 million with a cost of $1.54 million. The investment has been assigned a fair value of $1.54 million.

JDC Lighting, LLC
      JDC Lighting, LLC (“JDC”), New York, New York, is a distributor of commercial lighting and electrical products.
      The Fund’s investment in JDC consists of a $3 million Senior Subordinated Loan, bearing interest at 17% over a four year term. The loan has a $3 million principal face amount and was issued at a cost basis of $3 million. The loan’s cost basis was discounted to reflect loan origination fees received.
      At July 31, 2005, the loan had an outstanding balance of $3.06 million with a cost of $2.99 million. The loan was assigned a fair value of $3.06 million. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.

Lumeta Corporation
      Lumeta Corporation (“Lumeta”), Somerset, New Jersey, is a developer of network management, security, and auditing solutions. The company provides businesses with an analysis of their network security that is designed to reveal the vulnerabilities and inefficiencies of their corporate intranets.
      At October 31, 2004 and July 31, 2005, the Fund’s investment in Lumeta consisted of 384,615 shares of Series A Preferred Stock and 266,846 shares of Series B Preferred Stock with a combined cost of approximately $406,000. The investments have been assigned a fair value of $200,000, or approximately $0.11 per share of Series A Preferred Stock and approximately $0.59 per share of Series B Preferred Stock.

Mainstream Data, Inc.
      Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, builds and operates satellite, internet, and wireless broadcast networks for information companies. Mainstream Data networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.
      At October 31, 2004 and July 31, 2005, the Fund’s investment in Mainstream consisted of 5,786 shares of Common Stock with a cost of $3.75 million. The investment has been assigned a fair value of $0.

Mentor Graphics Corp. (formerly 0-In Design Automation, Inc.)
      Mentor Graphics Corp. (“Mentor Graphics”), Wilsonville, Oregon, is a leader in electronic hardware and software design solutions.
      At October 31, 2004, the Fund’s investment Mentor Graphics consisted of 603,396 shares of freely tradable Common Stock and 82,283 shares held in escrow until September 1, 2005. The combined cost of the freely tradable and escrow shares was $4.0 million. The market value of the Fund’s freely tradable shares of Mentor Graphics Corp. as of October 31, 2004 was $7,023,529. The fair value of the escrow shares was zero. Also during the fiscal year ended October 31, 2004, the Fund had recorded approximately $9,000 from the multi-year earn-out related to the sale of 0-In Design Automation, Inc. (“0-In”).
      During the nine month period ended July 31, 2005, the Fund sold 603,396 shares of Mentor Graphics at an average price of $13.75 per share. The total net proceeds received from the shares sold were approximately $8.3 million. The Fund realized a gain on the shares sold of approximately $4.8 million.
      During the nine month period ended July 31, 2005, the Fund recorded approximately $184,000 from the multi-year-earn-out related to the sale of 0-In.
      At July 31, 2005 all 82,283 remaining shares of Mentor Graphics owned by the Fund were held in escrow and therefore restricted as to their resale. These shares had a cost basis of approximately $480,000 and were assigned a fair value of $0. The Fund’s Valuation Committee determined to carry the escrow shares at zero because they were unable to determine how many shares, if any, the Fund would receive from the escrow and the market value of the shares received. Please see “Subsequent Events” for more information.

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
      At July 31, 2005, the loan had an outstanding balance of $5.12 million with a cost of $4.52 million. The loan was carried at a fair value of $4.63 million. The increase in the outstanding balance, cost and fair value of the loan is due to the accretion of the market discount, the amortization of loan origination fees and the capitalization of “payment in kind” interest.
      On April 5, 2005, Octagon drew $1.5 million from the credit facility provided to it by the Fund. As of July 31, 2005, the $1.5 million in borrowings had been repaid in full along with all accrued interest.
      Effective April 29, 2005, the Valuation Committee determined to increase the fair value of the Fund’s equity investment in and detachable warrants of Octagon by $503,181 and $519,457 respectively. The cost basis and fair value of the equity investment was also increased by approximately $142,000 to account for the Fund’s allocated portion of the flow-through income, from its membership interest in Octagon, which was not distributed to members. This flow-through income is recorded by the Fund as “other income”.
      At July 31, 2005, the equity investment and detachable warrants had a cost basis of $702,141 and $550,000 respectively. The equity investment and detachable warrants were assigned a fair value of $1,205,322 and $1,069,457, respectively.

Ohio Medical Corporation
      Ohio Medical Corporation (“Ohio”), Gurnee, Illinois, is a manufacturer and supplier of suction and oxygen therapy products, as well as medical gas equipment.
      On July 1, 2005, the Fund invested $17 million and sponsored the acquisition of General Electric’s Ohmeda Brand Suction and Oxygen Therapy business unit (“GE-SOT”), a leading global supplier of suction and oxygen therapy products. On July 14, 2005, in conjunction with this transaction, the Fund acquired GE-SOT’s largest supplier, Squire Cogswell/ Aeros Instruments, Inc. and merged both businesses creating Ohio Medical Corporation.
      The Fund’s investment in Ohio consists of a 5,520 shares of common stock with a cost basis of $17 million.
      As of July 31, 2005, the investment has been assigned a fair value of $17 million.
      Michael Tokarz, Chairman of the Fund, Dave Hadani and Peter Seidenberg, employees of the Fund, serve as directors of Ohio.

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
      During the nine month period ended July 30, 2005, Phosistor was determined to no longer be an active company in its state of incorporation (Delaware). Subsequent to this action, the Fund removed the investment from its books.
      As a result, a realized loss of approximately $1.0 million was recognized which was offset by a reduction in unrealized loss by the same $1.0 million. Therefore, the net effect of the cancellation of the preferred stock on the Fund was zero. At July 31, 2005, the Fund no longer held any investment in Phosistor.

ProcessClaims, Inc.
      ProcessClaims, Inc. (“ProcessClaims”), Manhattan Beach, California, provides web-based solutions and value added services that streamline the automobile insurance claims process for the insurance industry and its partners.
      At October 31, 2004 and July 31, 2005, the Fund’s investments in ProcessClaims consisted of 6,250,000 shares of Series C Preferred Stock, 849,257 shares of Series D Preferred Stock, and 873,362 warrants to purchase 873,362 shares of Series E Convertible Preferred Stock with a combined cost of $2.4 million. The investment in the Series C Preferred Stock has been assigned a fair value of $2.0 million, or approximately $0.32 per share of Series C Preferred Stock, the investment in the Series D Preferred Stock has been assigned a fair value of $400,000 or approximately $0.471 per share of Series D Preferred Stock, and the investment in the Series E warrants has been assigned a fair value of $0.
      Bruce Shewmaker, an officer of the Fund, serves as a director of ProcessClaims.

SafeStone Technologies PLC
      SafeStone Technologies PLC (“SafeStone”), Old Amersham, UK, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.
      At October 31, 2004 and July 31, 2005, the Fund’s investments in SafeStone consisted of 2,106,378 shares of Series A Ordinary Stock with a cost of $4.0 million. The investment has been assigned a fair value of $0.

SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH
      SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”), Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.
      The Fund’s investment in SGDA consists of a $4,579,050 term loan, bearing interest at 7% over a four and a half year term. The term loan has a $4,579,050 principal face amount and was issued at a discounted cost basis of $4,264,050. The loan included an ownership interest in SGDA with a cost basis of $315,000. The Fund also made available to SGDA a $1,308,300 revolving credit facility that bears interest at 7%. The credit facility expires on August 25, 2006. As of July 31, 2005, SGDA had drawn $684,700 upon this facility.
      At July 31, 2005, the term loan had an outstanding balance of $4.58 million with a cost of $4.29 million. The term loan was carried at a fair value of $4.29 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. The ownership interest in SGDA has been assigned a fair value of $315,000 which is its cost basis.

ShopEaze Systems, Inc.
      ShopEaze Systems, Inc. (“ShopEaze”), Sunnyvale, California, partnered with established retailers to help them build online businesses to complement their existing brick-and-mortar businesses.

      At October 31, 2004 and July 31, 2005, the Fund’s investment in ShopEaze consisted of 2,097,902 shares of Series B Preferred Stock with a cost of $6.0 million. The investment has been assigned a fair value of $0. ShopEaze ceased operations during 2002.

Sonexis, Inc.
      Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that supports a breadth of audio and web conferencing functionality to deliver rich media conferencing.
      At October 31, 2004 and July 31, 2005, the Fund’s investment in Sonexis consisted of 131,615 shares of Common Stock with a cost of $10.0 million. The investment has been assigned a fair value of $0.

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
      At July 31, 2005, the mezzanine loan and the term loan had outstanding balances of $6.57 million and $4.01 million respectively with cost basis of $6.32 million and $3.93 million respectively. The mezzanine loan and term loan were assigned fair values of $6.57 million and $4.01 million respectively. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.

Sygate Technologies, Inc.
      Sygate Technologies, Inc. (“Sygate”), Fremont, California, is a provider of enterprise-focused security policy enforcement solutions designed to provide the infrastructure to maintain an unbroken chain of control to IT Management.
      At October 31, 2004, the Fund’s investment in Sygate consisted of 9,756,098 shares of Series D Preferred Stock with a cost of $4.0 million and was assigned a fair value of $5.5 million.
      Effective July 29, 2005, the Valuation Committee increased the fair value of the Fund’s equity investment in Sygate by $4.2 million from $5.5 million to $9.7 million.
      At July 31, 2005, the Fund’s investment in Sygate has been assigned fair value of $9.7 million. Please see “Subsequent Events” for more information.

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
      The Fund also provided Timberland with a facility for a Subordinated Bridge Note which permits Timberland to borrow up to $750,000 at any time after November 1, 2004 until January 31, 2005, for a period of three months. The note will pay an interest rate of 12.5%. During the nine month period ended July 31, 2005, this provision was amended to allow Timberland to borrow up to $1.25 million for a period of no more than one year from January 31, 2005.
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
      During the nine month period ended July 31, 2005, Timberland borrowed $1.25 million from the Fund using the Subordinated Bridge Note mentioned above. The cost basis of the note was discounted to reflect origination fees received. The note pays an interest rate of 12.5% and has a maturity date of January 31, 2006. On July 8, 2005, the Fund extended Timberland a $3.25 million junior revolving note. According to the terms of the note, Timberland immediately drew $1.3 million from the note and used the proceeds to repay the subordinated bridge notes in full. The repayment included all outstanding principal and accrued interest. On July 14, 2005, Timberland drew an additional $1.5 million from the revolving note mentioned above. As of July 31, 2005, the total amount outstanding on the note was approximately $2.8 million.
      At July 31, 2005, the Fund’s mezzanine loan had an outstanding balance of $6.25 million with a cost of $6.16 million. The mezzanine loan was assigned a fair value of $6.25 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. The common stock had been assigned a fair value of $4,500,000. The warrant has been assigned a fair value of $0.
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
      Effective July 29, 2005, the Valuation Committee determined to increase the fair value of the Series A Preferred Stock by $700,000 from $2.0 million to $2.7 million.
      At July 31, 2005, the Fund’s investments in Vendio consisted of 10,476 shares of Common Stock and 6,443,188 shares of Series A Preferred Stock at a total cost of $6.6 million. The investments were assigned a fair value of $2.7 million, $0 per share for the Common Stock and approximately $0.42 per share for the Series A Preferred Stock.

      Bruce Shewmaker, an officer of the Fund, has been nominated to serve as a director of Vendio.

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
      At July 31, 2005, the Senior Subordinated Promissory Note had an outstanding balance, cost, and fair value of $900,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.85 million were assigned a fair value of $2.8 million.
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
      The Fund’s investment in Vitality consists of 500,000 shares of Common Stock at a cost of $10.00 per share or $5 million and 1,000,000 shares of Series A Convertible Preferred Stock at a cost of $10.00 per share or $10 million. The Convertible Preferred Stock has a liquidation date of September 24, 2011 and has a dividend rate of 13%. The Convertible Preferred Stock also has detachable warrants granting the Fund the right to purchase 211,243 shares of Common Stock at the price of $0.01 per share.
      At October 31, 2004, the Fund’s investment in Vitality had a cost and fair value of $15 million.
      At July 31, 2005, the investment in Vitality consisted of 500,000 shares of Common Stock at a cost of $5 million and 1,000,000 shares of Series A Convertible Preferred Stock at a cost of $10.39 million. The increase in the cost and fair value of the Series A Convertible Preferred Stock is due to the capitalization of “payment in kind” dividends. The Common Stock, Series A Convertible Preferred Stock and warrants were assigned fair values of $5 million, $10.39 million and $0, respectively.
      Dave Hadani, an employee of the Fund, serves as a director of Vitality.

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

      At October 31, 2004 and July 31, 2005, the Fund’s investment in Yaga consisted of 300,000 shares of Series A Preferred Stock and 1,000,000 shares of Series B with a combined cost of $2.3 million. The investments have been assigned a fair value of $0.0.
Liquidity and Capital Resources
      At July 31, 2005, the Fund had investments in equities totaling $73.0 million and investments in debt instruments totaling $57.0 million. Also, at July 31, 2005, the Fund had investments in short-term securities totaling approximately $37.4 million and investments in cash equivalents totaling approximately $39.4 million. The Fund considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. Cash held by MVCFS is normally held in an interest bearing account. U.S. government securities and cash equivalents are highly liquid.
      During the nine months ended July 31, 2005, the Fund made six new investments, committing capital totaling approximately $48.8 million. The investments were made in JDC, SGDA, SP, BP, Ohio and Amersham. The amounts invested were $3.0 million, $5.8 million, $10.5 million, $10 million, $17 million and $2.5 million respectively.
      The Fund also made three follow-on investments in existing portfolio companies totaling approximately $5.0 million. In December 2004 and January 2005, the Fund invested a total of $1.25 million in Timberland in the form of subordinated bridge notes. On April 15, 2005, the Fund re-issued 146,750 shares of its treasury stock at the Fund’s net asset value per share of $9.54 in exchange for 40,500 shares of common stock of Vestal. On July 8, 2005 the Fund extended Timberland a $3.25 million junior revolving note. According to the terms of the note, Timberland immediately drew $1.3 million from the revolving note and used the proceeds to repay the subordinated bridge notes in full. The repayment included all outstanding principal and accrued interest. On July 29, 2005, the Fund invested an additional $325,000 in Impact in the form of a secured promissory note.
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
      Current balance sheet resources, which include the additional cash resources from the rights offering, are believed to be sufficient to finance current commitments. Current commitments include:
      On May 7, 2004, the Fund entered into a $5,000,000 senior secured credit facility with Octagon. This credit facility expires on May 6, 2007 and can be automatically extended until May 6, 2009. The credit facility bears interest at LIBOR plus 4%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On April 5, 2005, Octagon drew $1.5 million from the credit facility and repaid it in full on June 15, 2005. As of July 31, 2005, no outstanding borrowings remained.
      On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20,000,000 revolving credit facility with LaSalle Bank National Association. On October 28, 2004, the Fund borrowed $10,025,000 under the Credit Facility. The proceeds from borrowings made under the Credit Facility were used for general corporate purposes. On November 12, 2004 the Fund repaid the $10,025,000 it borrowed from the Bank under the Credit Facility. On July 20, 2005, the Fund amended its revolving credit facility agreement with the Bank. The maximum aggregate loan amount under the Agreement was increased from $20,000,000 to $30,000,000.

Additionally, the maturity date was extended from October 31, 2005 to August 31, 2006. All other material terms of the Agreement remained unchanged. On July 28, 2005, the Fund borrowed $14,000,000 under the Credit Facility. Borrowings under the Credit Facility, if any, will bear interest, at the Fund’s option, at either a fixed rate equal to the LIBOR rate (for one, two, three or six months), plus 1.00% per annum, or at a floating rate equal to the Bank’s prime rate in effect from time to time, minus a spread of 1.00% per annum.
      On February 16, 2005, the Fund entered into a sublease for a larger space in the building in which the Fund’s current executive offices are located. The sublease is scheduled to expire on February 28, 2007. Future payments under the Sublease total approximately $55,000 in fiscal year 2005, $223,000 in fiscal year 2006 and $75,000 in fiscal year 2007. The Fund’s previous lease was terminated effective March 1, 2005, without penalty. The building in which the Fund’s executive offices are located, 287 Bowman Avenue, is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. See Note 7 for more information on Mr. Tokarz.
      During February 2005, the Fund made available to SGDA, a $1,308,300 revolving credit facility that bears interest at 7%. The credit facility expires on August 25, 2006. During April and May 2005, SGDA drew$684,700 from the credit facility provided to it by the Fund. As of July 31, 2005, the $684,700 in borrowings remained outstanding.
      On July 8, 2005 the Fund extended Timberland a $3.25 million junior revolving note that bears interest at 12.5% and expires on July 7, 2007. The Fund also receives a fee of 0.25% on the unused portion of the note. According to the terms of the note, Timberland immediately drew $1.3 million from the revolving note and used the proceeds to repay their subordinated bridge notes, held by the Fund, in full. The repayment included all outstanding principal and accrued interest. On July 14, 2005, Timberland drew an additional $1.5 million from the revolving note. As of July 31, 2005, the total amount outstanding on the note was approximately $2.8 million.
      Timberland also has a floor plan financing program administered by Transamerica Commercial Finance Corporation. As is typical in this industry, under the terms of the dealer financing arrangement, Timberland Machines guarantees the repurchase of product from Transamerica, if a dealer defaults on payment and the underlying assets are repossessed. The Fund has agreed to be a limited co-guarantor for up to $500,000 on this repurchase commitment.
      The Fund enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Fund’s maximum exposure under these arrangements is unknown. However, the Fund has not experienced prior claims or losses pursuant to these contracts and expects the risk of loss related to such indemnification to be remote.
Subsequent Events
      The $14 million borrowed under the Credit Facility provided by LaSalle was repaid in full by August 8, 2005.
      On August 16, 2005, Sygate and Symantec Corporation (“Symantec”) entered into a definitive acquisition agreement pursuant to which Sygate would be acquired, for cash, by Symantec. As a result of the acquisition, the Fund expects to receive gross proceeds of $16 million in cash of which $1.6 million or 10% will be deposited in an escrow account for approximately one year. Accordingly, the Valuation Committee increased the fair value of its investment in Sygate by $3.3 million or 90% of the gross proceeds expected to be received by the Fund (excluding any amount deposited in escrow). Due to the contingencies associated with the escrow, the Fund did not place any value on the proceeds deposited in escrow and therefore did not factor such proceeds into the Fund’s NAV. The remaining 10% of the gross proceeds to be received is expected to be added to the Fund’s NAV upon the closing of the acquisition.
      On September 6, 2005, all 82,283 common shares of Mentor Graphics held in escrow were released. As of September 7, 2005, the market value of these freely-tradable shares was $698,583.

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
      Our investment portfolio generally consists of loans to, and investments in, private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally very little publicly available information about the companies in which we invest, and we rely significantly on the due diligence of the Fund’s investment team to obtain appropriate information in connection with our investment decisions.
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
Substantially all of our portfolio investments are recorded at “fair value” and, as a result, there is a degree of uncertainty regarding the carrying values of our portfolio investments.
      Pursuant to the requirements of the 1940 Act, because our portfolio company investments do not have readily ascertainable market values, we record these investments at fair value in accordance with Valuation Procedures adopted by our board of directors.
      At July 31, 2005, approximately 62.3% of our total assets represented portfolio investments recorded at fair value.
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
Part II.     Other Information
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
      We intend to use the net proceeds from selling securities pursuant to our registration statement filed on Form N-2 effective August 29, 2005, for general corporate purposes, which includes investing in portfolio companies in accordance with our investment objective and strategies and, pending such investments, investing all or a portion of such net proceeds in short term, highly liquid investments or holding such net proceeds in cash or cash equivalents. Supplements to the registration statement that relate to an offering will more fully identify the use of the proceeds from such offering.

      We anticipate that substantially all of the net proceeds of an offering of securities will be used for the above purposes within two years, depending on the availability of appropriate investment opportunities consistent with our investment objective and market conditions.
      Our portfolio currently consists of common and preferred stock and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities.
Item 6.     Exhibits
      (a) Exhibits

Exhibit No.	Exhibit

31	Rule 13a-14(a) Certifications.
32	Section 1350 Certification.
      Other required Exhibits are included in this Form 10-Q or have been previously filed with the Securities and Exchange Commission (the “SEC”) in the Fund’s Registration Statements on Form N-2 (Reg. Nos. 333-119625 and 333-125953) or the Fund’s Annual Report on Form 10-K for the year ended October 31, 2004, as filed with the Securities and Exchange Commission (the “SEC”) on January 14, 2005 (File No. 814-00201).

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

MVC Capital, Inc.

/s/ Michael Tokarz

Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.
Date: 9/8/2005

MVC Capital, Inc.

/s/ Frances Spark

Frances Spark

In the capacity of the officer who performs the functions of Principal Financial Officer.
Date: 9/8/2005