Form 10-K
period 2005-10-31
MVC CAPITAL, INC.
filed 2005-12-22
CIK 1099941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 814-00201
MVC Capital, Inc.
F/ K/ A MeVC Draper Fisher Jurvetson Fund Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3346760 (I.R.S. Employer Identification No.)

287 Bowman Avenue, Purchase, New York (Address of principal executive offices)	10577 (Zip Code)
Registrant’s telephone number, including area code
(914) 701-0310
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on Which Registered
Title of Each Class Common Stock	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
None

(Title of class)

(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     Approximate aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Fund’s most recently completed fiscal second quarter: $101,851,516 computed on the basis of $9.41 per share, closing price of the common stock on the New York Stock Exchange (the “NYSE”) on April 30, 2005. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.
     There were 19,088,470 shares of the registrant’s common stock, $.01 par value, outstanding as of December 21, 2005.
Document Incorporated by Reference:
     Proxy Statement for the Fund’s Annual Meeting of Shareholders 2006, incorporated by reference in Part III, Items 10, 11, 12 and 14.

MVC Capital, Inc.
(A Delaware Corporation)

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
      In this Annual Report on Form 10-K, unless otherwise indicated, “MVC Capital,” “we,” “us,” “our” or the “Fund” refer to MVC Capital, Inc. and its wholly-owned subsidiary company, MVC Financial Services, Inc.

Item 1.	Business
General
      MVC Capital is an internally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). MVC Capital provides equity and debt investment capital to fund growth, acquisitions and recapitalizations of small and middle-market companies in a variety of industries primarily located in the United States. Our investments can take the form of common and preferred stock and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MVC.”
      Although the Fund has been in operation since 2000, the year 2003 marked a new beginning for the Fund. In February 2003, shareholders elected an entirely new board of directors. The board of directors developed a new long-term strategy for the Fund. In September 2003, upon the recommendation of the board of directors, shareholders voted to adopt a new investment objective for the Fund of seeking to maximize total return from capital appreciation and/or income. The Fund’s prior objective had been limited to seeking long-term capital appreciation from venture capital investments in the information technology industries. Consistent with our broader objective, we adopted a more flexible investment strategy of providing equity and debt financing to small and middle-market companies in a variety of industries. With the recommendation of the board of directors, shareholders also voted to appoint Michael Tokarz as Chairman and Portfolio Manager to lead the implementation of our new objective and strategy and to stabilize the existing portfolio. Prior to the arrival of Mr. Tokarz and his new management team in November 2003, the Fund had experienced significant valuation declines from investments made by the former management team. After only three quarters of operations under the new management team, the Fund posted a profitable third quarter for fiscal 2004 reversing a trend of 12 consecutive quarters of net investment losses. For fiscal 2004, the Fund earned a total of $18,500 in net investment income, reversing a trend of two years of net investment losses. The Fund has continued to be profitable in each of the last six quarters and recorded net investment income of approximately $5.8 million for the fiscal year ended October 31, 2005. In addition, the Fund completed an over-subscribed rights offering in January 2005 which raised in excess of $60,000,000.
      In fiscal 2004, the new management team made seven new investments in a variety of industries pursuant to our new strategy and committed $60,710,000 of capital to these investments. These investments include: Vestal Manufacturing Enterprises, Inc. (“Vestal”), Octagon Credit Investors, LLC (“Octagon”), Baltic Motors Corporation (“Baltic Motors”), Dakota Growers Pasta Company, Inc. (“Dakota”), Impact Confections, Inc. (“Impact”), Timberland Machines & Irrigation, Inc. (“Timberland”), and Vitality Foodservice, Inc. (“Vitality”).

      The Fund’s positive investment trend has continued during fiscal 2005. During fiscal 2005, the Fund made six new investments and three follow-on investments including the acquisition of additional shares of an existing portfolio company through the re-issuance of a portion of the Fund’s treasury stock. The Fund committed a total of $53,835,871 of capital to these investments. These new investments include: JDC Lighting, LLC (“JDC”), SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”), SP Industries, Inc. (“SP”), BP Clothing, LLC (“BP”), Ohio Medical Corporation (“Ohio”), Amersham Corporation (“Amersham”), Timberland, Vestal, and Impact.
      We continue to perform due diligence and seek new investments that are consistent with our objective of maximizing total return from capital appreciation and/or income. We believe that we have extensive relationships with private equity firms, investment banks, business brokers, commercial banks, accounting firms, law firms, hedge funds, other investment firms, industry professionals and management teams of several companies, which can continue to provide us with investment opportunities.
      We are currently working on an active pipeline of potential new investment opportunities. We expect that our equity and loan investments will generally range between $3 million and $25 million each, though we may occasionally invest smaller or greater amounts of capital depending upon the particular investment. While the Fund does not adhere to a specific equity and debt asset allocation mix, no more than 25% of the value of our total assets may be invested in the securities of one issuer (other than U.S. government securities), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses as of the close of each quarter. Our portfolio company investments are typically illiquid and are made through privately negotiated transactions. We generally seek to invest in companies with a history of strong, predictable, positive EBITDA (net income before net interest expense, income tax expense, depreciation and amortization).
      Our portfolio company investments currently consist of common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, and convertible securities. At October 31, 2005, the value of all investments in portfolio companies was approximately $122 million and our gross assets were approximately $201 million.
      We expect that our investments in senior loans and subordinated debt will generally have stated terms of three to ten years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments are not, and typically will not be, rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by Standard & Poor’s). In addition, we may invest without limit in debt of any rating, including debt that has not been rated by any nationally recognized statistical rating organization.
      On July 16, 2004, the Fund formed a wholly-owned subsidiary, MVC Financial Services, Inc. (“MVCFS”). MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Fund, the Fund’s portfolio companies and other entities (including other private equity firms or business development companies). The Fund does not hold MVCFS for investment purposes. The results of MVCFS are consolidated into the Fund and all inter-company accounts have been eliminated in consolidation.
      Our board of directors has the authority to change any of the strategies described in this report without seeking the approval of our shareholders. However, the 1940 Act prohibits us from altering or changing our investment objective, strategies or policies such that we cease to be a business development company, nor can we voluntarily withdraw our election to be regulated as a business development company, without the approval of the holders of a “majority”, as defined in the 1940 Act, of our outstanding voting securities.
      Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments or held in cash in an interest bearing account. As of October 31, 2005, the Fund’s investments in short-term securities, cash equivalents and cash were valued at $77.3 million.

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
      We are a Delaware corporation and a non-diversified closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act. On July 16, 2004, the Fund formed MVCFS.
      The Fund has been “internally managed,” i.e., has had no investment adviser since June 2002. All of the independent members of the current board of directors were first elected at the February 28, 2003 Annual Meeting of the shareholders, replacing the previous board of directors in its entirety. The new board of directors then worked on developing a new long-term strategy for the Fund. On March 6, 2003, the new board of directors terminated the Fund’s previous CEO and shortly thereafter, other members of the Fund’s senior management team (that had previously reported to the former CEO) resigned. Then, in September 2003, upon the recommendation of the board of directors, shareholders voted to adopt our new investment objective. With the recommendation of the board of directors, shareholders also voted to appoint Mr. Tokarz as Chairman and Portfolio Manager to lead the implementation of our new objective and strategy and to stabilize the existing portfolio.
      Our principal executive office is located at 287 Bowman Avenue, Purchase, New York 10577 and our telephone number is (914) 701-0310. Our website is http://www.mvccapital.com. Copies of the Fund’s annual regulatory filings on Form 10-K, quarterly regulatory filings on Form 10-Q, Form 8-K, other regulatory filings, code of ethics, audit committee charter, compensation committee charter, nominating and corporate governance committee charter, corporate governance guidelines, privacy policy may be obtained from our website, free of charge.
Our Investment Strategy
      On November 6, 2003, Mr. Tokarz assumed his new position as Chairman and Portfolio Manager. He and MVC’s investment professionals are seeking to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries. The investments can include common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. During the fiscal year ended October 31, 2005, we made six new investments and three follow-on investments, including the acquisition of additional shares of an existing portfolio company through the re-issuance of the Fund’s treasury stock, committing a total of $53,835,871 of capital to these investments.
      Prior to the adoption of our current investment objective, the Fund’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Fund’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2005, 3.19% of our assets consisted of investments made by the Fund’s former management team pursuant to the prior investment objective. We are, however, seeking to manage these legacy investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.
      Our new portfolio investments are made pursuant to our new objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income. Under our investment approach, we have the authority to invest, without limit, in any one portfolio company, subject to any diversification limits that may be required in order for us to continue to qualify as a “regulated investment company” (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

      We participate in the private equity business generally by providing negotiated equity and/or long-term debt investment capital. Our financing is generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases, and/or bridge financings. We may or may not be a lead investor in such transactions and may also provide equity and debt financing to companies led by private equity firms. We generally invest in private companies, though, from time to time, we may invest in small public companies that may lack adequate access to public capital. We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s). Additionally, we may also acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds.
      At October 31, 2005, October 31, 2004 and October 31, 2003 (the month immediately preceding the adoption of our new investment objective), the fair value of the invested portion (excluding cash and short-term securities) of our net assets consisted of the following:

	Percentage of Our Net Assets

	As of	As of	As of
Type of Investment	October 31, 2005	October 31, 2004	October 31, 2003

Senior/ Subordinated Loans and credit facilities	28.81%	23.80%	9.10%
Common Stock	23.10%	26.54%	0.00%
Warrants	0.89%	0.48%	0.00%
Preferred Stock	7.96%	16.64%	8.47%
Other Equity Investments	0.78%	0.48%	0.00%
Other Rights	0.00%	0.00%	0.00%
      Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments or held in cash in an interest bearing account. As of October 31, 2005, these investments were valued at approximately $77.3 million or 38.91% of net assets.
      Our current portfolio includes investments in a wide variety of industries, including food and food service, value-added distribution, industrial manufacturing, financial services and information technology.
      Market. We have developed and maintained relationships with intermediaries, including investment banks, financial services companies and private mezzanine and equity sponsors, through which we source investment opportunities. Through these relationships, we have been able to strengthen our position as an investor. For the transactions in which we may provide debt capital, an equity sponsor can provide a source of additional equity capital if a portfolio company requires additional financing. Private equity sponsors also assist us in confirming our own due diligence findings when assessing a new investment opportunity, and they may provide assistance and leadership to the portfolio company’s management throughout our investment period.
      Investment Criteria. Prospective investments are evaluated by our investment team based upon criteria that may be modified from time to time. The criteria currently being used by management in determining whether to make an investment in a prospective portfolio company include, but are not limited to, management’s view of:

•	Businesses with secure market niches and predictable profit margins;

•	The presence or availability of highly qualified management teams;

•	The line of products or services offered and their market potential;

•	The presence of a sustainable competitive advantage;

•	Favorable industry and competitive dynamics; and

•	Stable free cash flow of the business.
      Our due diligence includes a thorough review and analysis of the business plan and operations of a potential portfolio company. We generally perform financial and operational due diligence, study the industry and competitive landscape, and meet with current and former employees, customers, suppliers and/or competitors. In addition, as applicable, we engage attorneys, independent accountants and other consultants to assist with legal, environmental, tax, accounting and marketing due diligence.
      Investment Sourcing. Mr. Tokarz and our other investment professionals have established an extensive network of investment referral relationships. Our network of relationships with investors, lenders and intermediaries includes:

•	private mezzanine and equity investors;

•	investment banks;

•	business brokers;

•	merger and acquisition advisors;

•	financial services companies; and

•	banks, law firms and accountants.
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
      Investment Structure. Portfolio company investments typically will be negotiated directly with the prospective portfolio company or its affiliates. The investment professionals will structure the terms of a proposed investment, including the purchase price, the type of security to be purchased or financing to be provided and the future involvement of the Fund and affiliates in the portfolio company’s business (including potential representation on its board of directors). The MVC investment professionals will seek to structure the terms of the investment as to provide for the capital needs of the portfolio company and at the same time seek to maximize the Fund’s total return.
      Once we have determined that a prospective portfolio company is suitable for investment, we work with the management and, in certain cases, other capital providers, such as senior, junior and/or equity capital providers, to structure an investment. We negotiate on how our investment is expected to relate relative to the other capital in the portfolio company’s capital structure.
      We make preferred and common equity investments in companies as a part of our investing activities, particularly when we see a unique opportunity to profit from the growth of a company and the potential to enhance our returns. At times, we may invest in companies that are undergoing a restructuring but have several of the above attributes and a management team that we believe has the potential to achieve a successful turnaround. Preferred equity investments may be structured with a dividend yield, which may provide us with a current return, if earned and received by the Fund.
      Our senior, subordinated and mezzanine debt investments are tailored to the facts and circumstances of the deal. The specific structure is negotiated over a period of several weeks and is designed to seek to protect our rights and manage our risk in the transaction. We may structure the debt instrument to require restrictive affirmative and negative covenants, default penalties, lien protection, equity calls, take control provisions and board observation. Our debt investments are not, and typically will not be, rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade quality (rated lower than “Baa3” by Moody’s or lower than “BBB–” by Standard & Poor’s, commonly referred to as “junk bonds”).
      Our mezzanine debt investments are typically structured as subordinated loans (with or without warrants) that carry a fixed rate of interest. The loans may have interest-only payments in the early years and payments of both principal and interest in the later years, with maturities of three to ten years, although debt maturities and principal amortization schedules vary.

      Our mezzanine debt investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Any warrants or other rights we receive with our debt securities generally require only a nominal cost to exercise, and thus, as the portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide minority rights provisions and event-driven puts. We may seek to achieve additional investment return from the appreciation and sale of our warrants.
      Under certain circumstances, we may acquire more than 50% of the common stock of a company in a control buyout transaction. In addition to our common equity investment, we may also provide additional capital to the controlled portfolio company in the form of senior loans, subordinated debt or preferred stock.
      We fund new investments using cash, the reinvestment of accrued interest and dividends in debt and equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income). From time to time, we may also opt to reinvest accrued interest receivable in a new debt or equity security, in lieu of receiving such interest in cash and funding a subsequent investment. We may also acquire investments through the issuance of common or preferred stock, debt, or warrants representing rights to purchase shares of our common or preferred stock. The issuance of our stock as consideration may provide us with the benefit of raising equity without having to access the public capital markets in an underwritten offering, including the added benefit of the elimination of any commissions payable to underwriters.
      Providing Management Assistance. As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. In addition to the interest and dividends received from our investments, we often generate additional fee income for the structuring, diligence, transaction, administration, and management services and financial guarantees we provide to our portfolio companies through the Fund or our wholly-owned subsidiary MVCFS. In some cases, officers, directors and employees of the Fund may serve as members of the board of directors of portfolio companies. The Fund may provide guidance and management assistance to portfolio companies with respect to such matters as budgets, profit goals, business and financing strategy, management additions or replacements and plans for liquidity events for portfolio company investors such as a merger or initial public offering. MVCFS may also generate additional fee income for providing administrative and other management services to other entities, including private equity firms or other business development companies (as it currently does for Brantley Capital Corporation).
      Portfolio Company Monitoring. We monitor our portfolio companies closely to determine whether or not they continue to be attractive candidates for further investment. Specifically, we monitor their ongoing performance and operations and provide guidance and assistance where appropriate. We would decline additional investments in portfolio companies that, in our view, do not continue to show promise. However, we may make follow on investments in portfolio companies that we believe may perform well in the future.
      The Fund follows established procedures for monitoring its equity and loan investments. The investment professionals have developed a multi-dimensional flexible rating system for all of the Fund’s portfolio investments. These rating grids are updated regularly and reviewed by the Portfolio Manager, together with the investment team. Additionally, the Fund’s Valuation Committee (the “Valuation Committee”) meets at least quarterly, to review a written valuation memorandum for each portfolio company and to discuss business updates. Furthermore, the Fund’s Chief Compliance Officer administers the Fund’s compliance policies and procedures, specifically as they relate to the Fund’s investments in portfolio companies.
      We exit our investments generally when a liquidity event takes place, such as the sale, recapitalization or initial public offering of a portfolio company. Our equity holdings, including shares underlying warrants, after the exercise of such warrants, typically includes registration rights which would allow us to sell the securities if the portfolio company completes a public offering.
      Investment Approval Procedures. Generally, prior to approving any new investment, we follow the process outlined below. We usually conduct one to four months of due diligence and structuring before an investment is considered for approval. However, depending on the type of investment being contemplated, this process may be longer or shorter.
      The typical key steps in our investment approval process are:

•	Initial investment screening by deal person or investment team;

•	Investment professionals present an investment proposal containing key terms and understandings (verbal and written) to the entire investment team;

•	Our Chief Compliance Officer reviews the proposed investment for compliance with the 1940 Act, the Code and all other relevant rules and regulations;

•	Investment professionals are provided with authorization to commence due diligence;

•	Any investment professional can call a meeting, as deemed necessary, to: (i) review the due diligence reports; (ii) review the investment structure and terms; (iii) or to obtain any other information deemed relevant;

•	Once all due diligence is completed, the proposed investment is rated using a rating system which tests several factors including, but not limited to, cash flow, EBITDA growth, management and business stability. We use this rating system as the base line for tracking the investment in the future;

•	Our Chief Compliance Officer confirms that the proposed investment will not cause us to violate the 1940 Act, the Code or any other applicable rule or regulation;

•	Mr. Tokarz approves the transaction; and

•	The investment is funded.
Employees
      At October 31, 2005, Michael Tokarz served as Chairman & Portfolio Manager of the Fund and we employed 13 individuals, including investment and portfolio management professionals, operations professionals and administrative staff. Substantially all of these individuals are located in the Purchase, New York office. We believe that our relations with our employees are excellent.
Operating Expenses
      The Fund bears the costs of obtaining office space, facilities, equipment, personnel and other administrative costs necessary to conduct the Fund’s business. The Fund also bears other costs relating to the Fund’s operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; NYSE fees; custodian fees; litigation costs; costs of disposing of investments including brokerage fees and commissions; and other extraordinary or nonrecurring expenses and other expenses properly payable by the Fund. For the year ended October 31, 2005, operating expenses including tax (benefit) constituted 3.69% of average net assets.
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
      Pursuant to our Valuation Procedures, the Valuation Committee (which is currently comprised of three Independent Directors) determines fair valuations of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the statements of operations as “Net unrealized gain (loss) on investments.” Currently, our net asset value (“NAV”) per share is calculated and published on a monthly basis. The fair values determined as of the most recent quarter end are reflected, in the next calculated NAV per share. (If the Valuation Committee determines to fair value an investment more frequently than quarterly, the most recently determined fair value would be reflected in the published NAV per share.)
      We calculate our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.
      At October 31, 2005, approximately 60.73% of our total assets represented portfolio investments recorded at fair value.
      Initially, portfolio securities for which a reliable market value cannot be determined are valued at cost (absent the existence of circumstances warranting, in management’s and the Valuation Committee’s view, a different initial value). During the period that such a portfolio security is held by us, its original cost may cease to represent an appropriate valuation, and other factors must be considered. No pre-determined formula can be applied to determine fair values. Rather, the Valuation Committee makes fair value assessments based upon the estimated value at which the securities of the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties (other than in a forced or liquidation sale). The liquidity event whereby we exit an investment is generally a sale, merger, recapitalization or, in some cases, the initial public offering of the portfolio company.
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
      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. Origination, closing and/or closing fees associated with investments in portfolio companies are accreted into income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as income. Prepayment premiums are recorded on loans when received.
      For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. However, we may accrue payment-in-kind interest if the health of the portfolio company and the underlying securities are not in question.
Custodian
      US Bank National Association is the primary custodian (the “Primary Custodian”) of the Fund’s portfolio securities. The principal business office of the Primary Custodian is 425 Walnut Street, Cincinnati, Ohio 45202. Effective October 28, 2004, LaSalle Bank National Association became the secondary custodian (the “Secondary Custodian”) for assets required as collateral for the $30 million revolving credit facility (the “Credit Facility”) provided by LaSalle Bank National Association. The principal business office of the Secondary Custodian is 135 South LaSalle Street, Chicago, Illinois 60603.
Transfer Agent and Distribution Agent
      The Fund employs EquiServe Trust Company, N.A. (“EquiServe”) as its transfer agent to record transfers of the shares, maintain proxy records, process distributions and to act as agent for each participant in the Fund’s dividend reinvestment plan. The principal business office of such company is 150 Royall Street, Canton, Massachusetts 02021.
Risk Factors
      In the normal course of its business, the Fund, in an effort to keep its shareholders and the public informed about the Fund’s operations and portfolio of investments, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies of the Fund or portfolio companies, projected or anticipated benefits or consequences of such plans or strategies, projected or anticipated benefits of new or follow-on investments made by or to be made by the Fund, or projections involving anticipated purchases or sales of securities or other aspects of the Fund’s operating results. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. As noted elsewhere in this report, the Fund’s operations and portfolio of investments are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Fund, and any one of which, or a combination of which, could materially affect the results of the Fund’s operations, or its NAV, the market price of its common stock, and whether forward-looking statements made by the Fund ultimately prove to be accurate.
      Investing in MVC Capital involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition, the following risk factors are applicable to an investment in our common stock.
BUSINESS RISKS
      Business risks are risks that are associated with general business conditions, the economy, and the operations of the Fund. Business risks are not risks associated with our specific investments.

We depend on key personnel, especially Mr. Tokarz, in seeking to achieve our investment objective.
      We depend on the continued services of Mr. Tokarz and certain other key management personnel. If we were to lose any of these personnel, particularly Mr. Tokarz, it could negatively impact our operations and we could lose business opportunities. Mr. Tokarz has an agreement with the Fund, dated November 1, 2003, which has an initial term of two years. On October 31, 2005, our board of directors and Mr. Tokarz agreed to extend the term of Mr. Tokarz’s current agreement with the Fund for an additional year. However, Mr. Tokarz may terminate this agreement, and thus his relationship with the Fund, at any time, upon 30 days’ prior written notice. Accordingly, Mr. Tokarz is not contractually bound to serve the Fund for an extended period of time. Thus, there is a risk that his expertise may, at his discretion, be unavailable to the Fund, which could significantly impact the Fund’s ability to achieve its investment objective.

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
      At October 31, 2005, approximately 60.73% of our total assets represented portfolio investments recorded at fair value.
      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we have an indication (based on a significant development) that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value, where appropriate. Without a readily ascertainable market value and because of the inherent uncertainty of fair valuation, fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
      We have operated to qualify as a RIC. If we meet source of income, diversification and distribution requirements, we will qualify for effective pass-through tax treatment. We would cease to qualify for such pass-through tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our shareholders. Even if we qualify as a RIC, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least 98% of our income, we generally will be subject to a 4% excise tax.

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

Our stock price is subject to market discount risk.
      As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Although our shares have recently traded at a premium to our NAV, historically, our shares, as well as those of other closed-end investment companies, have frequently traded at a discount to their NAV, which discount often fluctuates over time.

We have not established a minimum dividend payment level and we cannot assure you of our ability to make distributions to our shareholders in the future.
      We cannot assure that we will achieve investment results that will allow us to make cash distributions or year-to-year increases in cash distributions. Our ability to make distributions is impacted by, among other things, the risk factors described in this report. In addition, the asset coverage test applicable to us as a business development company can limit our ability to make distributions. Any distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status and such other factors as our board of directors may deem relevant from time to time. We cannot assure you of our ability to make distributions to our shareholders.

We may borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
      We may borrow money (subject to the 1940 Act limits) in seeking to achieve our investment objective going forward. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, can increase the risks associated with investing in our securities.

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
      We may borrow from, and issue senior debt securities to, banks, insurance companies and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the NAV attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

Changes in interest rates may affect our cost of capital and net investment income.
      Because we may borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, may be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income. In periods of declining interest rates, we may have difficulty investing our borrowed capital into investments that offer an appropriate return. In periods of sharply rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We may utilize our short-term credit facilities as a means to bridge to long-term financing. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

We may be unable to meet our covenant obligations under our revolving credit facility which could adversely affect our business.
      On July 20, 2005, the Fund amended its $20 million revolving credit facility (the “Credit Facility”) with LaSalle Bank National Association to increase the maximum aggregate loan amount under the Credit Facility from $20 million to $30 million and extend the maturity date of the Credit Facility from October 6, 2005 to August 31, 2006. The Credit Facility contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated. In addition, if we require working capital greater than that provided by the Credit Facility, we may be required either to (i) seek to increase the availability under the Credit Facility or (ii) obtain other sources of financing. As of the date of this report, the Fund had no outstanding borrowings.

We have a limited operating history upon which you can evaluate our new management team.
      Although we commenced operations in 2000, we changed our investment objective and strategy in September 2003 from seeking long-term capital appreciation from venture capital investments in information technology companies (primarily in the Internet, e-commerce, telecommunications, networking, software and information services industries) to an objective of seeking to maximize total return from capital appreciation and/or income. We no longer have a strategy seeking to concentrate our investments in the information technology industries and, as a result, our new investments may be in a variety of industries. Therefore, we have only a limited history of operations under our current investment objective and strategy upon which you can evaluate our business.

The Fund’s current management team did not select a portion of our existing investment portfolio.
      As of October 31, 2005, 3.19% of the Fund’s assets are represented by investments made by the Fund’s former management team. These investments were made pursuant to the Fund’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these legacy investments remain in the Fund’s portfolio. We are managing them to try and realize maximum returns. Nevertheless, because they were not made in accordance with the Fund’s current investment strategy, their future performance may impact our ability to achieve our current objective.

Under our agreement with our Portfolio Manager, he is entitled to compensation based on our portfolio’s performance. This arrangement may result in riskier or more speculative investments in an effort to maximize incentive compensation.
      The way in which the compensation payable to our Portfolio Manager is determined may encourage our team to recommend riskier or more speculative investments and to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would adversely affect our shareholders. In addition, key criteria related to determining appropriate investments and investment strategies, including the preservation of capital, might be under-weighted if our Portfolio Manager and his team focus exclusively or disproportionately on maximizing returns.

There are potential conflicts of interest that could impact our investment returns.
      Our officers and directors may serve as officers and directors of entities that operate in the same or similar lines of business as we do. Accordingly, they may have obligations to those entities, the fulfillment of which might not be in the best interests of us or our shareholders. It is possible that new investment opportunities that meet our investment objectives may come to the attention of one of our officers or directors in his or her role as an officer or director of another entity or as an investment professional associated with that entity, and, if so, such opportunity might not be offered, or otherwise made available, to us.

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

INVESTMENT RISKS
      Investment risks are risks associated with our determination to execute on our business objective. These risks are not risks associated with general business conditions.

Investing in private companies involves a high degree of risk.
      Our investment portfolio generally consists of loans to, and investments in, private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally very little publicly available information about the companies in which we invest, and we rely significantly on the due diligence of the members of the Fund’s investment team to obtain information in connection with our investment decisions.

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

Our investments in small and middle-market privately-held companies are extremely risky and the Fund could lose its entire investment.
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
      Our investment strategy contemplates investments in mezzanine and other debt securities of privately held companies. “Mezzanine” investments typically are structured as subordinated loans (with or without warrants) that carry a fixed rate of interest. We may also make senior secured and other types of loans or debt investments. Our debt investments are not, and typically will not be, rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade quality (rated lower than “Baa3” by Moody’s or lower than “BBB-” by Standard & Poor’s, commonly referred to as “junk bonds”). Loans of below investment grade quality have predominantly speculative characteristics with respect to the borrower’s capacity to pay interest and repay principal. Our debt investments in portfolio companies may thus result in a high level of risk and volatility and/or loss of principal.

When we are a debt or minority equity investor in a portfolio company, we may not be in a position to control the entity, and management of the company may make decisions that could decrease the value of our portfolio holdings.
      We anticipate making debt and minority equity investments; therefore, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and the shareholders and management of such company may take risks or otherwise act in ways that do not serve our interests. Due to the lack of liquidity in the markets for our investments in privately held companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.
      Some of our loans to our portfolio companies may be structured to include customary business and financial covenants placing affirmative and negative obligations on the operation of each company’s business and its financial condition. However, from time to time, we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay dividends and cause you to lose all or part of your investment.

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
      While we aim to have a broad mix of investments in portfolio companies, our investments, at any time, may be concentrated in a limited number of companies. A consequence of this concentration is that the aggregate returns we seek to realize may be adversely affected if a small number of our investments perform poorly or if we need to write down the value of any one such investment. Beyond the applicable federal income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. These factors could negatively impact our ability to pay dividends and cause you to lose all or part of your investment.

Investments in foreign debt or equity may involve significant risks in addition to the risks inherent in U.S. investments.
      Our investment strategy has resulted in some investments in debt or equity of foreign companies (subject to applicable limits prescribed by the 1940 Act). Investing in foreign companies can expose us to additional risks not typically associated with investing in U.S. companies. These risks include exchange rates, changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.
Certain Government Regulations
      We operate in a highly regulated environment. The following discussion generally summarizes certain government regulations.

      Business Development Company. A business development company is defined and regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses.
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
      As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage ratio of at least 200% immediately after each such issuance. See “Risk Factors.” We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. On July 11, 2000, the SEC granted us an exemptive order permitting us to make co-investments with certain of our affiliates in portfolio companies, subject to various conditions. During the last completed fiscal year, the Fund did not engage in any transactions pursuant to this order.
      As with other companies regulated by the 1940 Act, a business development company must adhere to certain other substantive ongoing regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the business development company. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the company or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
      We maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us. You may read and copy our code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on operations of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, our code of ethics is available on the EDGAR Database on the SEC Internet site at http://www.sec.gov. You may obtain copies of our code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing to the SEC’s Public Reference Section, 100 F Street, NE, Washington, D.C. 20549. Our code of ethics is also posted on our website at http://www.mvccapital.com.
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
      We are periodically examined by the SEC for compliance with the 1940 Act.

Item 2.	Properties
      The Fund does not own any real estate or other physical property. Its principal executive office (the “Principal Executive Office”) is located at 287 Bowman Avenue, Purchase, New York 10577, pursuant to a sublease which is scheduled to expire on February 28, 2007 (the “Sublease”). Future payments under the Sublease total approximately $223,000 in fiscal year 2006 and $75,000 in fiscal year 2007. The Fund’s previous lease was terminated effective March 1, 2005, without penalty. The building in which the Fund’s executive offices are located, 287 Bowman Avenue, is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. See Note 4 “Management” for more information on Mr. Tokarz.

Item 3.	Legal Proceedings
      On February 20, 2002, Millenco LP (“Millenco”), a stockholder, filed a complaint in the United States District Court for the District of Delaware on behalf of the Fund against meVC Advisers, Inc. (the “Former Advisor”). The complaint alleged that the fees received by the Former Advisor, beginning one year prior to the filing of the complaint, were excessive, and in violation of Section 36(b) of the 1940 Act. The case was settled for $370,000 from which the Fund received net proceeds in July 2004 of $245,213 after payment of legal fees and expenses.
      During the year ended October 31, 2003, the Fund paid or accrued $4.0 million for legal and proxy solicitation fees and expenses, which included $2.2 million accrued and paid at the direction of the Fund’s board of directors, to reimburse the legal and proxy solicitation fees and expenses of two major Fund shareholders, Millenco, L.P. and Karpus Investment Management, including their costs of obtaining a judgment against the Fund in the Delaware Chancery Court and costs associated with the proxy process and the election of the Fund’s current board of directors. The Fund made a claim against its insurance carrier, Federal Insurance Company (“Federal”) for its right to reimbursement of such expenses. On June 13, 2005, the Fund reached a settlement with Federal in the amount of $473,968 which has been recorded as Other Income in the Consolidated Statement of Operations. Legal fees and expenses associated with reaching this settlement were $47,171.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to shareholders during the fourth quarter of 2005.
Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Fund’s shares of common stock began to trade on the NYSE on June 26, 2000, under the symbol “MVC.” The Fund had approximately 7,800 shareholders on December 21, 2005.
      The following table reflects, for the periods indicated the high and low closing prices per share of the Fund’s common stock on the NYSE, by quarter.

	Quarter Ended	High	Low

FISCAL YEAR 2005
	10/31/05	$12.22	$10.30
	07/31/05	$11.34	$9.41
	04/30/05	$9.50	$9.17
	01/31/05	$9.55	$8.95
FISCAL YEAR 2004
	10/31/04	$9.47	$8.94
	07/31/04	$9.72	$8.81
	04/30/04	$9.20	$8.19
	01/31/04	$8.47	$7.83
Dividends
      As a RIC, the Fund is required to distribute to its shareholders, in a timely manner, at least 90% of its investment company taxable income and tax-exempt income each year. If the Fund distributes, in a calendar year, at least 98% of its ordinary income for such calendar year and its capital gain net income for the 12-month period ending on October 31 of such calendar year (as well as any portion of the respective 2% balances not distributed in the previous year), it will not be subject to the 4% non-deductible federal excise tax on certain undistributed income of RICs.
      Dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid quarterly. An additional distribution may be paid by the Fund to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend. The amount and character of income and capital gain distributions are determined in accordance with income tax regulations which may differ from accounting principles generally accepted in the United States of America. These differences are due primarily to differing treatments of income and gain on various investment securities held by the Fund, timing differences and differing characterizations of distributions made by the Fund. Permanent book and tax basis differences relating to shareholder distributions will result in reclassifications and may affect the allocation between net operating income, net realized gain (loss) and paid in capital.
      All of our shareholders who hold shares of common stock in their own name will automatically be enrolled in our dividend reinvestment plan (the “Plan”). All such shareholders will have any cash dividends and distributions automatically reinvested by Equiserve (the “Plan Agent”), in additional shares of our common stock. Any shareholder may, of course, elect to receive his or her dividends and distributions in cash. Currently, the Fund has a policy of seeking to pay quarterly dividends to shareholders. For any of our shares that are held by banks, brokers or other entities that hold our shares as nominees for individual shareholders, the Plan Agent will administer the Plan on the basis of the number of shares certified by any nominee as being registered for shareholders that have not elected to receive dividends and distributions in cash. To receive your dividends and distributions in cash, you must notify the Plan Agent.
      The Plan Agent serves as agent for the shareholders in administering the Plan. When we declare a dividend or distribution payable in cash or in additional shares of our common stock, those shareholders participating in the Plan will receive their dividend or distribution in additional shares of our common stock. Such shares will be either newly issued by us or purchased in the open market by the Plan Agent. If the market value of a share of our common stock on the payment date for such dividend or distribution equals or exceeds the NAV per share on that date, we will issue new shares at the NAV. If the NAV exceeds the market price of our common stock, the Plan Agent will purchase in the open market such number of shares of our common stock as is necessary to complete the distribution.
      The Plan Agent will maintain all shareholder accounts in the Plan and furnish written confirmation of all transactions. Shares of our common stock in the Plan will be held in the name of the Plan Agent or its nominee and such shareholder will be considered the beneficial owner of such shares for all purposes.
      There is no charge to shareholders for participating in the Plan or for the reinvestment of dividends and distributions. We will not incur brokerage fees with respect to newly issued shares issued in connection with the Plan. Shareholders will, however, be charged a pro rata share of any brokerage fee charged for open market purchases in connection with the Plan.
      We may terminate the Plan upon providing written notice to each shareholder participating in the Plan at least 60 days prior to the effective date of such termination. We may also materially amend the Plan at any time upon providing written notice to shareholders participating in the Plan at least 30 days prior to such amendment (except when necessary or appropriate to comply with applicable law or rules and policies of the SEC or other regulatory authority). You may withdraw from the Plan upon providing notice to the Plan Agent. You may obtain additional information about the Plan from the Plan Agent.
      On October 14, 2004, our board of directors declared a nonrecurring dividend of $.12 per share payable to shareholders of record on October 22, 2004 and payable on October 29, 2004. In accordance with the Plan, the Plan Agent purchased shares on the open market of the NYSE for shareholders participating in the Plan. The total distribution amounted to $1,475,165 including distributions reinvested.
      On July 11, 2005, our board of directors announced that it approved the establishment of a policy of seeking to pay quarterly dividends to shareholders. For the quarter, the board of directors declared a dividend of $.12 per share payable on July 29, 2005 to shareholders of record on July 22, 2005. The total distribution amounted to $2,290,289 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 826 shares of common stock from the Fund’s treasury to shareholders participating in the Plan.

      On October 10, 2005, our board of directors declared a dividend of $.12 per share payable on October 31, 2005 to shareholders of record on October 21, 2005. The total distribution amounted to $2,290,387 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 1,904 shares of common stock from the Fund’s treasury to shareholders participating in the Plan.
      The Fund designated 19%* of dividends declared and paid during the year ending October 31, 2005 from net operating income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.
      Corporate shareholders may be eligible for a dividends received deduction for certain ordinary income distributions paid by the Fund. The Fund designated 19%* of dividends declared and paid during the year ending October 31, 2005 from net operating income as qualifying for the dividends received deduction.
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

      * Unaudited

Item 6.	Selected Consolidated Financial Data
      Financial information for the fiscal years ended October 31, 2005, 2004 and 2003 are derived from the consolidated financial statements, which have been audited by Ernst & Young LLP, the Fund’s current independent registered public accountants. The following selected financial data for the fiscal years ended October 31, 2002 and 2001 are derived from the financial statements, which were audited by the Fund’s former independent public accountants. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 25 for more information.
Selected Consolidated Financial Data

	Year Ended October 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$9,457	$2,996	$2,833	$3,740	$9,046
Fee income	1,809	926	62	—	—
Other income	933	64	—	—	—

Total operating income	12,199	3,986	2,895	3,740	9,046
Expenses:
Employee	2,336	1,366	2,476	696	—
Incentive compensation (Note 5)	1,117	—	—	—	—
Administrative	3,052	2,893	8,911 (1)	2,573	—
Management fee	—	—	—	3,593	7,388

Total operating expenses	6,505	4,259	11,387	6,862	7,388

Litigation recovery of management fees (Note 12, 13)	—	370	—	—	—
Net operating income (loss) before taxes	5,694	97	(8,492)	(3,122)	1,658
Tax expense (benefit), net	(101)	79	—	—	—

Net operating income (loss)	5,795	18	(8,492)	(3,122)	1,658
Net realized and unrealized gains (losses):
Net realized gains (losses)	(3,295)	(37,795)	(4,220)	(33,469)	5
Net change in unrealized appreciation (depreciation)	23,768	49,382	(42,771)	(21,765)	(52,994)

Net realized and unrealized gains (losses) on investments	20,473	11,587	(46,991)	(55,234)	(52,989)

Net increase (decrease) in net assets resulting from operations	$26,268	$11,605	$(55,483)	$(58,356)	$(51,331)

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$1.45	$0.91	$(3.42)	$(3.54)	$(3.12)
Dividends per share	$0.24	$0.12	$—	$0.04	$0.34
Balance Sheet Data:
Portfolio at value	$122,298	$78,520	$24,071	$54,194	$90,926
Portfolio at cost	171,591	151,582	146,515	133,864	148,886
Total assets	201,379	126,577	137,880	196,511	255,050
Shareholders’ equity	198,739	115,567	137,008	195,386	254,472
Shareholders’ equity per share (net asset value)	$10.41	$9.40	$8.48	$11.84	$15.42
Common shares outstanding at period end	19,087	12,293	16,153	16,500	16,500
Other Data:
Number of Investments funded in period	9	7	5	10	11
Investments funded($) in period	$53,836	$60,710	$21,955	$26,577	$36,332

	2005				2004				2003

	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3(2)	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1

	(In thousands except per share data)
Quarterly Data (Unaudited):
Total operating income	$3,361	4,404	2,439	1,995	1,811	951	508	716	742	776	811	566
Net operating income (loss) before net realized and unrealized gains	1,612	2,480	821	882	665	281	(498)	(430)	(847)	(559)	(5,031)	(2,055)
Net increase (decrease) in net assets resulting from operations	8,933	10,310	4,360	2,665	3,274	4,922	1,104	2,305	(4,660)	(14,382)	(6,649)	(29,792)
Net increase (decrease) in net assets resulting from operations per share	0.46	0.58	0.23	0.18	0.27	0.41	0.09	0.14	(0.29)	(0.89)	(0.41)	(1.83)
Net asset value per share	10.41	10.06	9.64	9.41	9.40	9.25	8.85	8.76	8.48	8.77	9.66	10.06

(1)	The administrative expenses for the year ended October 31, 2003 included approximately $4.0 million of proxy/litigation fees and expenses. These are non-recurring expenses.

(2)	Data for 2004 differs from that which was filed on Form 10-Q on September 9, 2004, due to a reclassification of investment income and related expenses which had previously been accrued for.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      On November 6, 2003, Mr. Tokarz assumed his positions as Chairman and Portfolio Manager of the Fund. He and the Fund’s investment professionals are seeking to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries.
      The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. In the year ended October 31, 2004, we made seven new investments, committing capital totaling $60,710,000, pursuant to our new investment objective. In the year ended October 31, 2005, we made six new investments and three additional investments in existing portfolio companies, committing capital totaling $53,835,871.
      Prior to the adoption of our current investment objective, the Fund’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Fund’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2005, 3.19% of the current fair value of our assets consisted of portfolio investments made by the Fund’s former management team pursuant to the prior investment objective. We are, however, seeking to manage these legacy investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.
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
Operating Income
      For the Years Ended October 31, 2005, 2004 and 2003. Total operating income was $12.2 million for the fiscal year ended 2005 and $4.0 million for the fiscal year ended 2004, an increase of $8.2 million. For fiscal year 2004 operating income increased $1.1 million over 2003 operating income of $2.9 million

For the Year Ended October 31, 2005
      Total operating income was $12.2 million for the year ended October 31, 2005. The increase in operating income over last year was primarily due to the increase in the number of investments that provide the Fund with current income. The main components of investment income were the interest and dividend income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Fund and MVCFS. The Fund earned approximately $7.53 million in interest and dividend income from investments in portfolio companies. Of the $7.53 million recorded in interest/dividend income, approximately $1.37 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Fund’s yielding investments were paying interest to the Fund at various rates from 7% to 17%. Also, the Fund earned approximately $1.93 million in interest income on its cash equivalents and short-term investments. The Fund received fee income and other income from portfolio companies and other entities totaling approximately $1.81 million and $900,000 respectively. Included in other income is flow through income from limited liability companies, cash received from the Mentor Graphics multi-year earnout and a legal settlement of $473,968. See Note 12 “Legal Proceedings” for more information. Without the receipt of this settlement, other income earned for the year ended October 31, 2005, would have been $428,855.

For the Year Ended October 31, 2004
      Total operating income was $4.0 million for the year ended October 31, 2004. The main components of operating income were the interest income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Fund and MVCFS. The Fund earned approximately $2.3 million in interest income from investments in portfolio companies. Of the $2.3 million recorded in interest income, approximately $100,000 was “payment in kind” interest. The “payment in kind” interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Fund’s yielding investments were paying interest to the Fund at various rates from 10% to 17%. Also, the Fund earned approximately $700,000 in interest income on its cash equivalents and short-term investments. The Fund received fee income and other income from portfolio companies totaling approximately $900,000 and $64,000 respectively.

For the Year Ended October 31, 2003
      Total operating income was $2.9 million for the year ended October 31, 2003. Interest income of approximately $2.9 million was the main component of investment income during fiscal year 2003. In the fiscal year ended 2003, the Fund received approximately $1.5 million in interest income from four portfolio companies. The additional interest income was primarily related to the Fund’s investment in short-term investments.
Operating Expenses
      For the Years Ended October 31, 2005, 2004 and 2003. Operating expenses were $6.5 million for the fiscal year ended 2005 and $4.3 million for the fiscal year ended 2004, an increase of $2.2 million. For fiscal year ended 2004, operating expenses decreased $7.1 million from $11.4 million for the fiscal year ended 2003.

For the Year Ended October 31, 2005
      Operating expenses were $6.5 million or 3.75% of average net assets for the year ended October 31, 2005. Significant components of operating expenses for the year ended October 31, 2005 included salaries and benefits of $2,336,242, estimated incentive compensation expense of $1,117,328, insurance premium expenses of $590,493, legal fees of $529,541 and facilities related expenses of $484,420. Estimated incentive compensation expense is a non-cash, not yet payable, provisional expense relating to Mr. Tokarz’s compensation arrangement with the Fund.
      The increase in the Fund’s operating expenses in 2005 was primarily due to an increase in employees needed to service the larger portfolio and work to continue to grow the Fund. Also, the Fund’s rent and other facility related expenses increased primarily due to the Fund’s procurement of larger office space to accommodate the Fund’s increased number of employees. See Note 10 “Commitments and Contingencies” for more information.
      Pursuant to the terms of the Fund’s agreement with Mr. Tokarz, during the year ended October 31, 2005, the Fund created a provision for $1,117,328 of incentive compensation. This provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of five of the Fund’s portfolio investments: Baltic, Dakota, Octagon, Vestal and Vitality which are subject to the Fund’s agreement with Mr. Tokarz, by an aggregate amount of $5,586,638. This reserve balance of $1,117,328 will remain unpaid and not finally determined until net capital gains are realized, if ever, by the Fund. Pursuant to Mr. Tokarz’s agreement with the Fund, only after a realization event, will the incentive compensation be paid to him. Mr. Tokarz has determined to allocate a portion of his incentive compensation to certain employees of the Fund. During the year ended October 31, 2005, Mr. Tokarz was paid no cash or other compensation. Without this reserve for incentive compensation, operating expenses would have been approximately $5.4 million or 3.10% of average net assets. Please see Note 5 “Incentive Compensation” for more information.
      In February 2005, the Fund renewed its Directors & Officers/ Professional Liability Insurance policies at an expense of approximately $517,000 which is amortized over the twelve month life of the policy. The prior policy premium was $719,000.
      During the year ended October 31, 2005, the Fund paid or accrued $529,541 in legal fees. This amount includes legal fees of $47,171 which were incurred while pursuing a claim against Federal Insurance Company. See Note 12 “Legal Proceedings” for more information. The Fund received $473,964 from the settlement of the legal action which was recorded as “other income.” After fees and expenses the cash received from the settlement was $426,797. Without the legal fees related to the legal action, the Fund would have paid or accrued $482,370 in legal fees.

For the Year Ended October 31, 2004
      Operating expenses were $4.3 million or 3.68% of average net assets for the year ended October 31, 2004. Significant components of operating expenses for the year ended October 31, 2004 included insurance premium expenses of $959,570, salaries and benefits of $1,365,913, legal fees of $810,848, and facilities expense of $90,828.
      In February 2003, the former management of the Fund (“Former Management”) entered into new Directors & Officers/ Professional Liability Insurance policies with total premiums of approximately $1.4 million. The cost was amortized over the life of the policy, through February 2004, at which time at new policy was entered into with a premium of approximately $719,000. For the year ended October 31, 2004, the Fund expensed $959,570 in insurance premiums.
      During the year ended October 31, 2004, the Fund paid or accrued $810,848 in legal fees (compared to $1.5 million in 2003). Legal expenses included fees of $124,787 incurred while pursuing action against the Fund’s former advisor, meVC Advisers, Inc. (the “Former Adviser”) for the reimbursement of management fees which were alleged to be excessive. See Note 12 “Legal Proceedings” for more information. The Fund received $370,000 from the settlement of the legal action. After fees and expenses the cash received from the settlement was $245,213. Without the legal fees related to this litigation, the Fund would have paid or accrued $686,061 in legal fees. The legal expenses for the year ended October 31, 2004, were reflective of a decreased need for legal counsel due to the redefinition of the Fund’s direction by Management.
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

For the Year Ended October 31, 2003
      Operating expenses were $11.4 million or 7.01% of average net assets for the year ended October 31, 2003. Significant components of operating expenses for the year ended October 31, 2003 included proxy/litigation fees & expenses of $4.0 million (discussed below), salaries and benefits of $2.5 million, legal fees of $1.5 million, facilities costs of $1.3 million, insurance premium expenses of $1.1 million, directors’ fees of $455,000, and administration fees of $139,000.
      During the year ended October 31, 2003, the Fund paid or incurred $4.0 million for legal and proxy solicitation fees and expenses, which included $2.2 million accrued and paid at the direction of the Fund’s board of directors, to reimburse the legal and proxy solicitation fees and expenses of two major Fund shareholders, Millenco, L.P. and Karpus Investment Management, including Millenco’s costs of obtaining a judgment against the Fund in the Delaware Chancery Court and costs associated with the proxy process and the election of the current Board of Directors. A review was made of the Fund’s rights of reimbursement for expenses and losses to determine what amounts, if any, could be recovered from the Fund’s insurance carrier.
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
      In February 2003, Former Management entered into new Directors & Officers/ Professional Liability Insurance policies with a premium of approximately $1.4 million. The cost was amortized over the life of the policy, through February 2004. For the year ended October 31, 2003, the Fund had expensed $1.1 million in insurance premiums.
Realized Gains and Losses On Portfolio Securities
      For the Years Ended October 31, 2005, 2004 and 2003. Net realized losses for the years ended October 31, 2005 and 2004 were $3.3 million and $37.8 million, respectively, a decrease of $34.5 million. Net realized losses for the year ended October 31, 2003 were $4.2 million which was $33.6 million less than fiscal year 2004.

For the Year Ended October 31, 2005
      Net realized losses for the year ended October 31, 2005 were $3.3 million. The significant components of the Fund’s net realized loss for the year ended October 31, 2005 were realized gains on the Fund’s investments in Sygate Technologies, Inc. (“Sygate”), Mentor Graphics Corp. (“Mentor Graphics”) and BlueStar Solutions, Inc. (“BlueStar”) which were offset by realized losses on CBCA, Inc. (“CBCA”), Phosistor Technologies, Inc. (“Phosistor”) and ShopEaze Systems, Inc. (“ShopEaze”).
      During the year ended October 31, 2005, the Fund sold its entire investment in Sygate and received net proceeds of $14.4 million. In addition, approximately $1.6 million or 10% of proceeds from the sale were deposited in an escrow account for approximately one year. Due to the contingencies associated with the escrow, the Fund did not place any value on the proceeds deposited in escrow and did not factor such proceeds into the Fund’s NAV. The realized gain from the $14.4 million in net proceeds received was $10.4 million. The Fund also sold 685,679 shares of Mentor Graphics receiving net proceeds of approximately $9.0 million and a realized gain on the shares sold of approximately $5.0 million. The Fund also received approximately $300,000 from the release of money held in escrow in connection with the Fund’s sale of its investment in BlueStar in 2004 (see below).
      The Fund realized losses on CBCA of approximately $12.0 million, Phosistor of approximately $1.0 million and ShopEaze of approximately $6.0 million. The Fund received no proceeds from these companies and they have been removed from the Fund’s portfolio. The Valuation Committee previously decreased the fair value of the Fund’s investment in these companies to zero and as a result, the realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the transactions on the Fund’s consolidated statement of operations and NAV was zero for the fiscal year ended October 31, 2005.

For the Year Ended October 31, 2004
      Net realized losses for the year ended October 31, 2004 were $37.8 million. The significant components of the Fund’s realized losses for the year ended October 31, 2004 were transactions with PTS Messaging, Inc. (“PTS Messaging”), Ishoni Networks, Inc. (“Ishoni”), Synhrgy HR Technologies, Inc. (“Synhrgy”), BlueStar and DataPlay, Inc. (“DataPlay”).
      The Fund had a return of capital from PTS Messaging with proceeds totaling approximately $102,000 from the initial and final disbursement of assets and a realized loss totaling approximately $11.6 million. As of October 31, 2004 the Fund no longer held an investment in PTS Messaging. The Valuation Committee previously decreased the fair value of the Fund’s investment in PTS Messaging to zero.
      The Fund also realized a loss on Ishoni of approximately $10.0 million. The Fund received no proceeds from the dissolution of this company and the investment has been removed from the Fund’s portfolio. The Valuation Committee previously decreased the fair value of the Fund’s investment in Ishoni to zero.

      There was a gain of $39,630 representing proceeds received from the cashless exercise of the Fund’s warrants of Synhrgy in conjunction with the early repayment by Synhrgy of the balance of Synhrgy’s credit facility.
      On August 26, 2004, Affiliated Computer Services, Inc. (“ACS”) acquired the Fund’s portfolio company BlueStar in a cash transaction. The Fund received approximately $4.5 million for its investment in BlueStar. The amount received included up to $459,000 in contingent payments that were held in escrow. The carrying value of the BlueStar investment was $3.0 million. The Fund realized a loss of approximately $8.8 million, which was offset by a decrease in unrealized loss by the same amount. The effect of the transaction on the Fund was an increase in assets by $1.1 million. After the sale, the Fund no longer held an investment in BlueStar.
      On August 29, 2004, the Fund entered into a transaction pursuant to which it received 602,131 Series A-1 preferred shares of DPHI, Inc. (“DPHI”), which purchased the assets of DataPlay out of bankruptcy in late 2003. The Fund’s legal fees in connection with the transaction were approximately $20,000. The shares of DPHI were received in exchange for the Fund’s seven promissory notes in DataPlay. The 2,500,000 shares of DataPlay Series D Preferred Stock were removed from the books of the Fund for a realized loss of $7.5 million. The unrealized loss had previously been recorded; therefore, the net effect of the transaction was zero.

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
Unrealized Appreciation and Depreciation of Portfolio Securities
      For the Years Ended October 31, 2005, 2004 and 2003. The Fund had a net change in unrealized appreciation on portfolio investments of $23.8 million for the year ended October 31, 2005. The Fund had a net change in unrealized appreciation on portfolio investments of $49.4 million and a change in unrealized depreciation on portfolio investments $42.8 million for the years ended October 31, 2004 and 2003.

For the Year Ended October 31, 2005
      The Fund had a net change in unrealized appreciation on portfolio investments of $23.8 million for the year ended October 31, 2005. The change in unrealized appreciation on investment transactions for the year ended October 31, 2005 primarily resulted from the Valuation Committee’s determinations to increase the fair value of the Fund’s investments in Baltic by $1.5 million, Dakota by $514,000, Octagon by $1,022,638, Sygate by $7.5 million, Vendio Services, Inc. (“Vendio”) by $1,565,999, Vestal by $1.85 million and Vitality by $700,000. The increase in the fair value of these portfolio investments resulted in a change in unrealized appreciation of approximately $14.7 million. Other key components were the realization of a $10.4 million gain on the sale of the Fund’s investment in Sygate, a $5.0 million gain on the sale of the Fund’s investment in Mentor Graphics, the $19.0 million depreciation reclassification from unrealized to realized caused by the removal of CBCA, Phosistor and ShopEaze from the Fund’s books and the $500,000 decrease in unrealized caused by repayment in full of the Arcot Systems, Inc. (“Arcot”) loan which was being carried below cost.

For the Year Ended October 31, 2004
      Net change in unrealized appreciation for the year ended October 31, 2004 was $49.4 million. The net change in unrealized appreciation on investment transactions for the year ended October 31, 2004 resulted mainly from the $37.8 million reclassification from unrealized depreciation to realized loss caused by the sale or disbursement of assets from PTS Messaging, Ishoni, Synhrgy, BlueStar and DataPlay (See realized gains and losses on sales of Portfolio Securities). This net decrease also resulted from the determinations of the Valuation Committee to (i) increase the fair value of the Fund’s investments in 0-In Design Automation, Inc. (“0-In”) by $5 million, Sygate by $1.5 million, BlueStar by $1.5 million, Vendio by $634,000 and Integral Development Corp. (“Integral”) by $989,000 and (ii) decrease the fair value of the Fund’s investments in Actelis Networks, Inc. (“Actelis”) by $1,000,000, CBCA by $500,000, and Sonexis, Inc. (“Sonexis”) by $500,000.
      The Fund also sold its investment in 0-In for 685,679 shares of Mentor Graphics in a tax-free exchange. Of these shares, 603,396 are freely tradable and valued daily at market price. As of October 31, 2004 these shares had an unrealized gain of approximately $3.0 million above the Fund’s cost basis in 0-In and $6.0 million above 0-In’s carrying value at October 31, 2003.

For the Year Ended October 31, 2003
      Net change in unrealized depreciation for the year ended October 31, 2003 was $42.8 million. Such net change in unrealized depreciation on investment transactions for 2003 resulted from the determinations of the Valuation Committee of the former board of directors of the Fund (the “Former Valuation Committee” of the “Former Board”) and/or the Valuation Committee of the current board of directors (the “Current Valuation Committee”) to mark down the fair value of the Fund’s investments in Actelis, Arcot, BlueStar, BS Management, CBCA, Endymion Systems, Inc., Foliofn, Inc., Integral, Ishoni, Lumeta Corporation, Mainstream Data, Inc., PTS Messaging, Phosistor, ProcessClaims, Inc., DataPlay, SafeStone Technologies PLC, Sonexis, Vendio, Yaga, Inc., and 0-In. The Former Valuation Committee decreased the fair value of the Fund’s investments by $6.6 million and the Current Valuation Committee marked down the fair value of the Fund’s investments by an additional $36.2 million. The Former Valuation Committee and/or the Current Valuation Committee determined to decrease the carrying value of the investments for a variety of reasons including, but not limited to, portfolio company operating and financial performance, prospects of a particular sector, data on purchases or sales of similar interests of the portfolio company, cash consumption, cash on-hand, valuation comparables, the likelihood of a company being able to attract further financing, a third party valuation event, cramdowns, limited liquidity options, and a company’s likelihood or ability to meet financial obligations.
Portfolio Investments
      For the Years Ended October 31, 2005 and 2004. The cost of the portfolio investments held by the Fund at October 31, 2005 and at October 31, 2004 was $171.6 million and $151.8 million, respectively, an increase of $19.8 million. The aggregate fair value of portfolio investments at October 31, 2005 and at October 31, 2004 was $122.3 million and $78.5 million, respectively, an increase of $43.8 million. The cost and aggregated fair value of short-term securities held by the Fund at October 31, 2005 and at October 31, 2004 was $51.0 million and $34.1 million, respectively, an increase of $16.9 million. The cost and aggregate fair value of cash and cash equivalents held by the Fund at October 31, 2005 and at October 31, 2004 was $26.3 million and $13.2, respectively, an increase of approximately $13.1 million.

For the Year Ended October 31, 2005
      During the year ended October 31, 2005, the Fund made six new investments, committing capital totaling approximately $48.8 million. The investments were made in JDC, SGDA, SP, BP, Ohio and Amersham. The amounts invested were $3.0 million, $5.8 million, $10.5 million, $10 million, $17 million and $2.5 million respectively.
      The Fund also made three follow-on investments in existing portfolio companies committing capital totaling approximately $5.0 million. In December 2004 and January 2005, the Fund invested a total of $1.25 million in Timberland in the form of subordinated bridge notes. On April 15, 2005, the Fund re-issued 146,750 shares of its treasury stock at the Fund’s NAV per share of $9.54 in exchange for 40,500 shares of common stock of Vestal. On July 8, 2005 the Fund extended Timberland a $3.25 million junior revolving note. According to the terms of the note, Timberland immediately drew $1.3 million from the revolving note and used the proceeds to repay the subordinated bridge notes in full. The repayment included all outstanding principal and accrued interest. On July 29, 2005, the Fund invested an additional $325,000 in Impact in the form of a secured promissory note.
      In April 2005, Octagon drew $1.5 million from the senior secured credit facility provided to it by the Fund and repaid it in full during June 2005.
      During 2005, SGDA drew approximately $1.2 million from the revolving credit facility provided to it by the Fund. As of October 31, 2005, all amounts drawn from the facility remained outstanding.
      On July 14, 2005 and September 28, 2005, Timberland drew an additional $1.5 million and $425,000, respectively, from the revolving note mentioned above. As of October 31, 2005, the note was drawn in full and the balance of $3.25 million remained outstanding.
      Also, during the year ended October 31, 2005, the Fund sold its entire investment in Sygate and received $14.4 million in net proceeds. In addition, approximately $1.6 million or 10% of proceeds from the sale were deposited in an escrow account for approximately one year. Due to the contingencies associated with the escrow, the Fund did not place any value on the proceeds deposited in escrow and did not factor such proceeds into the Fund’s NAV. The realized gain from the $14.4 million in net proceeds received was $10.4 million. The Fund also sold 685,679 shares of Mentor Graphics receiving net proceeds of approximately $9.0 million and a realized gain on the shares sold of approximately $5.0 million. The Fund also received approximately $300,000 from the escrow related to the 2004 sale of BlueStar.
      The Fund realized losses on CBCA of approximately $12.0 million, Phosistor of approximately $1.0 million and ShopEaze of approximately $6.0 million. The Fund received no proceeds from these companies and they have been removed from the Fund’s portfolio. The Valuation Committee previously decreased the fair value of the Fund’s investments in these companies to zero. Therefore, the net effect of the transactions on the Fund’s consolidated statement of operations and NAV for the fiscal year ended October 31, 2005, was zero.
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
      The Fund continued to receive principal repayments on the debt securities of Integral and BP. Integral made payments during the year ended October 31, 2005, according to its credit facility agreement totaling $1,683,336. BP made two quarterly payments during the year ended totaling $833,333. Also, the Fund received a one time, early repayment on Vestal’s debt securities totaling $100,000.
      During the year ended October 31, 2005, the Valuation Committee increased the fair value of the Fund’s investments in Baltic by $1.5 million, Dakota by $514,000, Octagon by $1,022,638, Sygate by $7.5 million (which was later realized), Vendio by $1,565,999, Vestal by $1,850,000 and Vitality by $700,000. In addition, increases in the cost basis and fair value of the Octagon loan, Impact loan, Timberland loan, Vitality Series A preferred stock, JDC loan and SP loans were due to the receipt of “payment in kind” interest/dividends totaling $1,370,777. Also during the year ended October 31, 2005, the undistributed allocation of flow through income from the Fund’s equity investment in Octagon increased the cost basis and fair value of the investment by $114,845.
      At October 31, 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $122.3 million with a cost of $171.6 million. At October 31, 2004, the fair value of all portfolio investments, exclusive of short-term securities, was $78.5 million with a cost of $151.6 million.

For the Year Ended October 31, 2004
      During the year ended October 31, 2004, the Fund made seven new investments, committing capital totaling $60.7 million. The investments were made as follows: Vestal, $1,450,000, Octagon, $5,560,000, Baltic, $10,500,000, Dakota, $5,000,000, Impact, $7,700,000, Timberland, $10,500,000 and Vitality, $15,000,000. No additional investments were made in existing portfolio companies.
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
      On August 26, 2004, ACS acquired the Fund’s portfolio company BlueStar in a cash transaction. The Fund received approximately $4.5 million for its investment in BlueStar. The amount received included up to $459,000 in contingent payments that were held in escrow. The carrying value of the BlueStar investment was $3.0 million with zero value attributed to the contingent payments. The Fund realized a loss of approximately $8.8 million, which was offset by a decrease in unrealized loss by the same amount. The effect of the transaction on the Fund was an increase in assets by $1.1 million. After the sale, the Fund no longer held any investment in BlueStar.
      On September 1, 2004, Mentor Graphics acquired the Fund’s portfolio company 0-In. The Fund received 685,679 common shares of Mentor stock for its investment in 0-In. Of these shares, approximately 82,283 were deposited in escrow for one year. The Valuation Committee determined to carry the escrow shares at zero because it was unable to determine how many shares, if any, the Fund would receive from the escrow. The 603,396 freely tradable shares received at the time of the exchange had a market value of approximately $6.6 million. The Fund’s carrying value of the 0-In investment was $6.0 million. The effect of the transaction on the Fund was an increase in assets and unrealized gain of approximately $0.6 million. The freely tradable shares were then valued at their market price and at October 31, 2004, the market value of the 603,396 freely tradable shares was approximately $7 million. The terms of the acquisition also include a multi-year earn-out, based upon future revenues, under which the Fund may be entitled to receive additional cash consideration. After the exchange, the Fund no longer held any investment in 0-In.
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

Portfolio Companies
      During the year ended October 31, 2005, the Fund had investments in the following portfolio companies:

Actelis Networks, Inc.
      Actelis Networks, Inc. (“Actelis”), Fremont, California, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.
      At October 31, 2004 the Fund’s investment in Actelis consisted of 1,506,025 shares of Series C Preferred Stock at a cost of $5.0 million. On December 2, 2004 the Fund’s shares in Actelis underwent a 10 for 1 reverse stock split as a part of a new financing in which the Fund did not participate. After the reverse split and at October 31, 2005, the Fund’s investment in Actelis consisted of 150,602 shares of Series C Preferred Stock at a cost of $5.0 million. The investment has been assigned a fair value of $0.

Amersham Corp.
      Amersham Corp. (“Amersham”), Louisville, Colorado, is a manufacturer of precision machined components for the automotive, furniture, security and medical device markets.
      During fiscal year 2005 the Fund made an investment in Amersham. The Fund’s investment in Amersham consists of $2.5 million in purchased notes, bearing interest at 10%. The notes have a maturity date of June 29, 2010. The notes have a principal face amount and cost basis of $2.5 million.
      At October 31, 2005, the notes had an outstanding balance, cost and fair value of $2.5 million.

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
      As of October 31, 2005, the Fund no longer held any investment in Arcot.

Baltic Motors Corporation
      Baltic Motors Corporation (“Baltic”), Purchase, New York, is a U.S. company focused on the importation and sale of Ford and Land Rover vehicles and parts throughout Latvia, a member of the European Union.
      At October 31, 2004 and October 31, 2005, the Fund’s investment in Baltic consisted of 54,947 shares of Common Stock at a cost of $109.20 per share or $6.0 million and a mezzanine loan with a cost basis of $4.5 million. The loan has a maturity date of June 24, 2007 and earns interest at 10% per annum.
      At October 31, 2004, the investment in Baltic was assigned a fair value of $10.5 million.
      Effective July 29, 2005, the Valuation Committee increased the fair value of the Fund’s equity investment in Baltic by $1.5 million from $6 million to $7.5 million.
      At October 31, 2005, the Fund’s investment in Baltic was assigned a fair value of $12 million. Michael Tokarz, Chairman of the Fund, Frances Spark and Chris Sullivan, employees of the Fund, serve as directors for Baltic.

BP Clothing, LLC
      BP Clothing, LLC (“BP”), Pico Rivera, California, is a company which designs, manufactures, markets and distributes, Baby Phat®, a line of women’s clothing.
      The Fund’s investment in BP consists of a $10 million second lien loan bearing interest at LIBOR plus 8% for the first year and variable interest rates for the remainder of the four year term. The loan has a $10.0 million principal face amount and was issued at a cost basis of $10.0 million. The loan’s cost basis was subsequently discounted to reflect loan origination fees received.
      On June 30, 2005, the Fund received it first quarterly principal repayment of approximately $208,000. The first repayment was prorated for the amount of the quarter the loan was outstanding. All subsequent quarterly principal repayments will total $625,000 with the remaining balance due upon maturity.
      On September 30, 2005, the Fund received its scheduled quarterly principal repayment of approximately $625,000.
      At October 31, 2005, the loan had an outstanding balance of $9.17 million with a cost of $9.0 million. The loan was assigned a fair value of $9.17 million.

CBCA, Inc.
      CBCA, Inc. (“CBCA”), Oakland, California, has developed an automated health benefit claims processing and payment system that includes full website functionality.
      At October 31, 2004, the Fund’s investment in CBCA consisted of 753,350 shares of Common Stock with a cost basis of $12.0 million. The investment had a fair value of $0.
      During the year ended October 31, 2005, CBCA was purchased by an outside party for its outstanding liabilities and the Fund’s Shares of Common Stock in CBCA were cancelled without any consideration or payment.
      As a result, a realized loss of approximately $12.0 million was recognized which was offset by a reduction in unrealized loss by the same $12.0 million. Therefore, the net effect of the cancellation of the common stock on this investment was zero. At October 31, 2005, the Fund no longer held any investment in CBCA.

Dakota Growers Pasta Company, Inc.
      Dakota Growers Pasta Company, Inc. (“Dakota”), Carrington, North Dakota, is the third largest manufacturer of dry pasta in North America and a market leader in private label sales. Dakota and its partners in DNA Dreamfields Company, LLC introduced a new process that is designed to reduce the number of digestible carbohydrates found in traditional pasta products.
      At October 31, 2004, the Fund’s investment in Dakota consisted of 909,091 shares of Common Stock with a cost and assigned fair value of $5.0 million.
      Effective July 29, 2005, the Valuation Committee increased the fair value of the Fund’s equity investment in Dakota by $514,000 from $5 million to $5,514,000.
      At October 31, 2005, the Fund’s investment in Dakota was assigned a fair value of $5.5 million. Michael Tokarz, Chairman of the Fund, serves as a director of Dakota.

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
      As of October 31, 2005, the Fund no longer held any investment in Determine.

DPHI, Inc. (formerly DataPlay, Inc.)
      DPHI, Inc. (“DPHI”), Boulder, Colorado, is trying to develop new ways of enabling consumers to record and play digital content.
      At October 31, 2004 and October 31, 2005, the Fund’s investment in DPHI consisted of 602,131 shares of Series A-1 Preferred Stock with a cost of $4.5 million. This investment has been assigned a fair value of $0.

Endymion Systems, Inc.
      Endymion Systems, Inc. (“Endymion”), Oakland, California, is a single source supplier for strategic, web-enabled, end-to-end business solutions designed to help its customers leverage Internet technologies to drive growth and increase productivity.
      At October 31, 2004 and October 31, 2005, the Fund’s investment in Endymion consisted of 7,156,760 shares of Series A Preferred Stock with a cost of $7.0 million. The investment has been assigned a fair value of $0.

Foliofn, Inc.
      Foliofn, Inc. (“Foliofn”), Vienna, Virginia, is a financial services technology company that offers investment solutions to financial services firms and investors.
      At October 31, 2004 and October 31, 2005, the Fund’s investment in Foliofn consisted of 5,802,259 shares of Series C Preferred Stock with a cost of $15.0 million. The investment had been assigned a fair value of $0. Bruce Shewmaker, an officer of the Fund, serves as a director of Foliofn.

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
      At October 31, 2005, the Fund’s investment in Impact consisted of 252 shares of Common Stock at a cost of $10,714.28 per share or $2.7 million and the loan to Impact with an outstanding balance of $5.23 million. The cost basis of this loan at October 31, 2005 was approximately $5.13 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.
      At October 31, 2005, the equity investment, loan and secured promissory note were assigned fair values of $2.7 million, $5.23 million and $325,000 respectively. Puneet Sanan and Shivani Khurana, employees of the Fund, serve as directors of Impact.

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
      During the year ended October 31, 2005, Integral made scheduled principal repayments totaling $1,683,336.
      At October 31, 2005, the Fund’s investment in Integral consisted of an outstanding balance on the loan of $1.12 million with a cost of $1.12 million. The investment has been assigned a fair value of $1.12 million.

JDC Lighting, LLC
      JDC Lighting, LLC (“JDC”), New York, New York, is a distributor of commercial lighting and electrical products.
      The Fund’s investment in JDC consists of a $3.0 million Senior Subordinated Loan, bearing interest at 17% over a four year term. The loan has a $3.0 million principal face amount and was issued at a cost basis of $3.0 million. The loan’s cost basis was discounted to reflect loan origination fees received.
      At October 31, 2005, the loan had an outstanding balance of $3.09 million with a cost of $3.03 million. The loan was assigned a fair value of $3.09 million. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.

Lumeta Corporation
      Lumeta Corporation (“Lumeta”), Somerset, New Jersey, is a developer of network management, security, and auditing solutions. The company provides businesses with an analysis of their network security that is designed to reveal the vulnerabilities and inefficiencies of their corporate intranets.
      At October 31, 2004 and October 31, 2005, the Fund’s investment in Lumeta consisted of 384,615 shares of Series A Preferred Stock and 266,846 shares of Series B Preferred Stock with a combined cost of approximately $406,000.
      At October 31, 2004 and October 31, 2005 the investments were assigned a fair value of $200,000, or approximately $0.11 per share of Series A Preferred Stock and approximately $0.59 per share of Series B Preferred Stock.

Mainstream Data, Inc.
      Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, builds and operates satellite, internet, and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.
      At October 31, 2004 and October 31, 2005, the Fund’s investment in Mainstream consisted of 5,786 shares of Common Stock with a cost of $3.75 million. The investment has been assigned a fair value of $0.

Mentor Graphics Corp. (formerly 0-In Design Automation, Inc.)
      Mentor Graphics Corp. (“Mentor Graphics”), Wilsonville, Oregon, is a leader in electronic hardware and software design solutions.
      At October 31, 2004, the Fund’s investment Mentor Graphics consisted of 603,396 shares of freely tradable Common Stock and 82,283 shares held in escrow until September 1, 2005. The combined cost of the freely tradable and escrow shares were $4.0 million. The market value of the Fund’s freely tradable shares of Mentor Graphics as of October 31, 2004 was $7,023,529. The fair value of the escrow shares was zero. Also during the fiscal year ended October 31, 2004, the Fund recorded other income of approximately $9,000 from the multi-year earn-out related to the sale of 0-In Design Automation, Inc. (“0-In”).
      During the year ended October 31, 2005, the Fund sold 685,679 shares of Mentor Graphics receiving net proceeds from the shares sold were approximately $9.03 million. The Fund realized a gain on the shares sold of approximately $5.0 million.
      During the year ended October 31, 2005, the Fund recorded other income of approximately $214,000 from the multi-year-earn-out related to the sale of 0-In.
      At October 31, 2005, the Fund no longer held any investment in Mentor Graphics, but it may continue to receive income from the multi-year-earn-out related to the sale of 0-In.

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
      At October 31, 2005, the loan had an outstanding balance of $5.15 million with a cost of $4.56 million. The loan was carried at a fair value of $4.66 million. The increase in the outstanding balance, cost and fair value of the loan is due to the accretion of the market discount, the amortization of loan origination fees and the capitalization of “payment in kind” interest.
      On April 5, 2005, Octagon drew $1.5 million from the credit facility provided to it by the Fund. As of October 31, 2005, the $1.5 million in borrowings had been repaid in full along with all accrued interest.
      Effective April 29, 2005, the Valuation Committee determined to increase the fair value of the Fund’s equity investment in and detachable warrants of Octagon by $503,181 and $519,457 respectively. The cost basis and fair value of the equity investment was also increased by approximately $114,000 to account for the Fund’s allocated portion of the flow-through income, from its membership interest in Octagon, which was not distributed to members. This flow-through income is recorded by the Fund as “other income.”
      At October 31, 2005, the equity investment and detachable warrants had a cost basis of $724,857 and $550,000 respectively. The equity investment and detachable warrants were assigned a fair value of $1,228,083 and $1,069,457, respectively.

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
      The Fund’s investment in Ohio consists of 5,620 shares of Common Stock with a cost basis of $17 million.
      As of October 31, 2005, the Fund’s investment has been assigned a fair value of $17 million. Michael Tokarz, Chairman of the Fund, Peter Seidenberg, Chief Financial Officer of the Fund and Dave Hadani an employee of the Fund, serve as directors of Ohio.

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
      During the year ended October 31, 2005, Phosistor was determined to no longer be an active company in its state of incorporation (Delaware). Subsequent to this determination, the Fund removed the investment from its books.
      As a result, a realized loss of approximately $1.0 million was recognized which was offset by a reduction in unrealized loss by the same $1.0 million. Therefore, the net effect of the cancellation of the preferred stock on the Fund was zero for the fiscal year ended October 31, 2005. At October 31, 2005, the Fund no longer held any investment in Phosistor.

ProcessClaims, Inc.
      ProcessClaims, Inc. (“ProcessClaims”), Manhattan Beach, California, provides web-based solutions and value added services that streamline the automobile insurance claims process for the insurance industry and its partners.
      At October 31, 2004 and October 31, 2005, the Fund’s investments in ProcessClaims consisted of 6,250,000 shares of Series C Preferred Stock, 849,257 shares of Series D Preferred Stock, and 873,362 warrants to purchase 873,362 shares of Series E Convertible Preferred Stock with a combined cost of $2.4 million. The investment in the Series C Preferred Stock has been assigned a fair value of $2.0 million, or approximately $0.32 per share of Series C Preferred Stock, the investment in the Series D Preferred Stock has been assigned a fair value of $400,000 or approximately $0.471 per share of Series D Preferred Stock, and the investment in the Series E warrants has been assigned a fair value of $0. Bruce Shewmaker, an officer of the Fund, serves as a director of ProcessClaims.

SafeStone Technologies PLC
      SafeStone Technologies PLC (“SafeStone”), Old Amersham, UK, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.
      At October 31, 2004 and October 31, 2005, the Fund’s investments in SafeStone consisted of 2,106,378 shares of Series A Ordinary Stock with a cost of $4.0 million. The investment has been assigned a fair value of $0.

SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH
      SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”), Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.

      The Fund’s investment in SGDA consists of a $4,579,050 term loan, bearing interest at 7% over a four and a half year term. The term loan has a $4,579,050 principal face amount and was issued at a discounted cost basis of $4,264,050. The loan included an ownership interest in SGDA with a cost basis of $315,000. The Fund also made available to SGDA a $1,308,300 revolving credit facility that bears interest at 7%. The credit facility expires on August 25, 2006. As of October 31, 2005, SGDA had drawn $1,237,700 upon this facility.
      At October 31, 2005, the term loan had an outstanding balance of $4.58 million with a cost of $4.3 million. The term loan was carried at a fair value of $4.3 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. The ownership interest in SGDA has been assigned a fair value of $315,000 which is its cost basis.

ShopEaze Systems, Inc.
      ShopEaze Systems, Inc. (“ShopEaze”), Sunnyvale, California, partnered with established retailers to help them build online businesses to complement their existing brick-and-mortar businesses.
      At October 31, 2004, the Fund’s investment in ShopEaze consisted of 2,097,902 shares of Series B Preferred Stock with a cost of $6.0 million. The investment was assigned a fair value of $0.
      ShopEaze ceased operations during 2002. During the year ended October 31, 2005, the Fund’s investment in ShopEaze was removed from the Fund’s books. As a result, a realized loss of approximately $6.0 million was recognized which was offset by a reduction in unrealized loss by the same $1.0 million. Therefore, the net effect of the removal on the Fund’s books was zero. At October 31, 2005, the Fund no longer held any investment in ShopEaze.

Sonexis, Inc.
      Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that supports a breadth of audio and web conferencing functionality to deliver rich media conferencing.
      At October 31, 2004 and October 31, 2005, the Fund’s investment in Sonexis consisted of 131,615 shares of Common Stock with a cost of $10.0 million. The investment has been assigned a fair value of $0.

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
      At October 31, 2005, the mezzanine loan and the term loan had outstanding balances of $6.65 million and $4.02 million respectively with cost basis of $6.4 million and $3.95 million respectively. The mezzanine loan and term loan were assigned fair values of $6.65 million and $4.02 million respectively. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.

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
      Effective August 16, 2005, the Valuation Committee increased the fair value of the Fund’s equity investment in Sygate by $3.3 million from $9.7 million to $13.0 million.
      On October 10, 2005, the Fund sold its entire investment in Sygate and received $14.4 million in net proceeds. In addition, approximately $1.6 million or 10% of proceeds from the sale were deposited in an escrow account for approximately one year. Due to the contingencies associated with the escrow, the Fund has not presently placed any value on the proceeds deposited in escrow and has therefore not factored such proceeds into the Fund’s increased NAV. The realized gain from the $14.4 million in net proceeds received was $10.4 million.
      At October 31, 2005, the Fund no longer held any investment in Sygate.

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
      The Fund also provided Timberland with a facility for a Subordinated Bridge Note which permits Timberland to borrow up to $750,000 at any time after November 1, 2004 until January 31, 2005, for a period of three months. The note bears an interest rate of 12.5%. During the fiscal year ended October 31, 2005, this provision was amended to allow Timberland to borrow up to $1.25 million for a period of no more than one year from January 31, 2005.
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
      During the year ended October 31, 2005, Timberland borrowed $1.25 million from the Fund using the Subordinated Bridge Note mentioned above. The cost basis of the note was discounted to reflect origination fees received. The note bears an interest rate of 12.5% and has a maturity date of January 31, 2006. On July 8, 2005, the Fund extended Timberland a $3.25 million junior revolving note. According to the terms of the note, Timberland immediately drew $1.3 million from the note and used the proceeds to repay the subordinated bridge notes in full. The repayment included all outstanding principal and accrued interest. On July 14, 2005 and September 28, 2005, Timberland drew an additional $1.5 million and $425,000, from the revolving note mentioned above, respectively. As of October 31, 2005, the total amount outstanding on the note was $3.25 million.

      At October 31, 2005, the Fund’s mezzanine loan had an outstanding balance of $6.32 million with a cost of $6.23 million. The mezzanine loan was assigned a fair value of $6.32 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. The common stock had been assigned a fair value of $4,500,000. The warrant has been assigned a fair value of $0. Michael Tokarz, Chairman of the Fund, and Puneet Sanan, an employee of the Fund, serve as directors of Timberland.

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
      At October 31, 2005, the Fund’s investments in Vendio consisted of 10,476 shares of Common Stock and 6,443,188 shares of Series A Preferred Stock at a total cost of $6.6 million. The investments were assigned a fair value of $2.7 million, $0 per share for the Common Stock and approximately $0.42 per share for the Series A Preferred Stock. Bruce Shewmaker, an officer of the Fund, serves as a director of Vendio.

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
      On April 15, 2005, the Fund re-issued 146,750 shares of its treasury stock at the Fund’s NAV per share of $9.54 in exchange for 40,500 shares of common stock of Vestal.
      On May 10, 2005, Vestal prepaid $100,000 against its senior subordinated promissory note. After this payment, the amount outstanding on the note was $900,000.
      On October 31, 2005, the Valuation Committee increased the fair value of the Fund’s equity investment in Vestal by $900,000 from $2.8 million to $3.7 million
      At October 31, 2005, the Senior Subordinated Promissory Note had an outstanding balance, cost, and fair value of $900,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.85 million were assigned a fair value of $3.7 million. Dave Hadani and Ben Harris, employees of the Fund, serve as directors of Vestal.

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
      The Fund’s investment in Vitality consists of 500,000 shares of Common Stock at a cost of $10.00 per share or $5 million and 1,000,000 shares of Series A Convertible Preferred Stock at a cost of $10.00 per share or $10 million. The Convertible Preferred Stock has a liquidation date of September 24, 2011 and has a yield of 13%. The Convertible Preferred Stock also has detachable warrants granting the Fund the right to purchase 211,243 shares of Common Stock at the price of $0.01 per share.
      At October 31, 2004, the Fund’s investment in Vitality had a cost and fair value of $15 million.
      On October 31, 2005, the Valuation Committee increased the fair value of the Vitality warrants from $0 to $700,000
      At October 31, 2005, the investment in Vitality consisted of 500,000 shares of Common Stock at a cost of $5 million and 1,000,000 shares of Series A Convertible Preferred Stock at a cost of $10.52 million. The increase in the cost and fair value of the Series A Convertible Preferred Stock is due to the capitalization of “payment in kind” dividends. The Common Stock, Series A Convertible Preferred Stock and warrants were assigned fair values of $5 million, $10.52 million and $700,000, respectively. Dave Hadani, an employee of the Fund, serves as a director of Vitality.

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
      At October 31, 2004 and October 31, 2005, the Fund’s investment in Yaga consisted of 300,000 shares of Series A Preferred Stock and 1,000,000 shares of Series B with a combined cost of $2.3 million. The investments have been assigned a fair value of $0.
Liquidity and Capital Resources
      At October 31, 2005, the Fund had investments in portfolio companies totaling $122.3 million. Also, at October 31, 2005, the Fund had investments in short-term securities totaling approximately $51.0 million and investments in cash equivalents totaling approximately $26.3 million. The Fund considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.
      During the year ended October 31, 2005, the Fund made six new investments, committing capital totaling approximately $48.8 million. The investments were made in JDC, SGDA, SP, BP, Ohio and Amersham. The amounts invested were $3.0 million, $5.8 million, $10.5 million, $10 million, $17 million and $2.5 million respectively.
      The Fund also made three follow-on investments in existing portfolio companies totaling approximately $5.0 million. In December 2004 and January 2005, the Fund invested a total of $1.25 million in Timberland in the form of subordinated bridge notes. On April 15, 2005, the Fund re-issued 146,750 shares of its treasury stock at the Fund’s NAV per share of $9.54 in exchange for 40,500 shares of common stock of Vestal. On July 8, 2005 the Fund extended Timberland a $3.25 million junior revolving note. According to the terms of the note, Timberland immediately drew $1.3 million from the revolving note and used the proceeds to repay the subordinated bridge notes in full. The repayment included all outstanding principal and accrued interest.

On July 29, 2005, the Fund invested an additional $325,000 in Impact in the form of a secured promissory note.
      On December 3, 2004, the Fund commenced a rights offering to its shareholders of non-transferable subscription rights to purchase shares of the Fund’s common stock. Pursuant to the terms of the rights offering, each share of common stock held by a stockholder of record on December 3, 2004, entitled the holder to one right. For every two rights held, shareholders were able to purchase one share of the Fund’s common stock at the subscription price of 95% of the Fund’s NAV per share on January 3, 2005. In addition, shareholders who elected to exercise all of their rights to purchase the Fund’s common stock received an over-subscription right to subscribe for additional shares that were not purchased by other holders of rights. Based on a final count by the Fund’s subscription agent, the rights offering was over-subscribed with 6,645,948 shares of the Fund’s common stock subscribed for. This was in excess of 6,146,521 shares available before the 25% oversubscription. Each share was subscribed for at a price of $9.10 which resulted in gross proceeds to the Fund of approximately $60.5 million before offering expenses of approximately $402,000.
      On April 15, 2005, the Fund re-issued 146,750 shares of its treasury stock at the Fund’s NAV per share of $9.54 in exchange for 40,500 shares of common stock of Vestal.
      Current balance sheet resources, which include the additional cash resources from the rights offering, are believed to be sufficient to finance current commitments. Current commitments include:
      On May 7, 2004, the Fund entered into a $5,000,000 senior secured credit facility with Octagon. This credit facility expires on May 6, 2007 and can be automatically extended until May 6, 2009. The credit facility bears interest at LIBOR plus 4%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On April 5, 2005, Octagon drew $1.5 million from the credit facility and repaid it in full on June 15, 2005. As of October 31, 2005, no outstanding borrowings remained.
      On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20,000,000 revolving credit facility (the “Credit Facility”) with LaSalle Bank National Association (the “Bank”). On October 28, 2004, the Fund borrowed $10,025,000 under the Credit Facility. The proceeds from borrowings made under the Credit Facility were used for general corporate purposes. On November 12, 2004 the Fund repaid the $10,025,000 it borrowed from the Bank under the Credit Facility. On July 20, 2005, the Fund amended its revolving credit facility agreement (the “Agreement”) with the Bank. The maximum aggregate loan amount under the Agreement was increased from $20,000,000 to $30,000,000. Additionally, the maturity date was extended from October 31, 2005 to August 31, 2006. All other material terms of the Agreement remained unchanged. On July 28, 2005, the Fund borrowed $14,000,000 under the Credit Facility. The $14 million borrowed under the Credit Facility provided by LaSalle was repaid in full by August 8, 2005. At October 31, 2005, there were no borrowings outstanding under the credit facility. Borrowings under the Credit Facility, if any, will bear interest, at the Fund’s option, at either a fixed rate equal to the LIBOR rate (for one, two, three or six months), plus 1.00% per annum, or at a floating rate equal to the Bank’s prime rate in effect from time to time, minus a spread of 1.00% per annum.
      On February 16, 2005, the Fund entered into a sublease for a larger space in the building in which the Fund’s current executive offices are located. The sublease is scheduled to expire on February 28, 2007. Future payments under the Sublease total approximately $223,000 in fiscal year 2006 and $75,000 in fiscal year 2007. The Fund’s previous lease was terminated effective March 1, 2005, without penalty. The building in which the Fund’s executive offices are located, 287 Bowman Avenue, is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. See Note 4 “Management” for more information on Mr. Tokarz.
      During February 2005, the Fund made available to SGDA, a $1,308,300 revolving credit facility that bears interest at 7%. The credit facility expires on August 25, 2006. During fiscal year 2005, SGDA drew $1,237,700 from the credit facility provided to it by the Fund. As of October 31, 2005, the $1,237,700 in borrowings remained outstanding.
      On July 8, 2005 the Fund extended Timberland a $3.25 million junior revolving note that bears interest at 12.5% and expires on July 7, 2007. The Fund also receives a fee of 0.25% on the unused portion of the note.

According to the terms of the note, Timberland immediately drew $1.3 million from the revolving note and used the proceeds to repay their subordinated bridge notes, held by the Fund, in full. The repayment included all outstanding principal and accrued interest. On July 14, 2005, and September 28, 2005, Timberland drew an additional $1.5 million and $425,000 from the revolving note, respectively. As of October 31, 2005, the total amount outstanding on the note was approximately $3.25 million.
      The Fund has pledged its common stock of Ohio to Guggenheim Corporate Funding, LLC (“Guggenheim”) to collateralize a loan made by Guggenheim to Ohio.
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
Subsequent Events — (Unaudited)
      On November 30, 2005, the Fund provided approximately $4.1 million in equity and $7.5 million in mezzanine financing to Turf Products, LLC (“Turf Products”) as part of Turf Product’s recapitalization in conjunction with its acquisition of substantially all of the assets of Turf Products Corporation. The mezzanine financing has a five year term and bears interest at 15%.
      On December 14, 2005, the Fund purchased a $5 million loan assignment from Guggenheim Corporate Funding, LLC. The borrower is Strategic Outsourcing, Inc. The loan has a 5 year term and bears interest at LIBOR plus 5.25%
      On December 20, 2005, the Fund’s Board of Directors declared a $0.12 per share dividend. The dividend is payable on January 31, 2006 to shareholders of record on December 30, 2005. The ex-dividend date will be December 28, 2005. This dividend is the fourth dividend declared by the Fund and the third consecutive $0.l2 per share quarterly dividend since the Fund established its dividend policy in July 2005.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
      Historically the Fund has invested in small companies, and its investments in these companies are considered speculative in nature. The Fund’s investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, the Fund is subject to risk of loss which may prevent our shareholders from achieving price appreciation, dividend distributions and return of capital.
      Financial instruments that subjected the Fund to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 60.73% of the Fund’s total assets at October 31, 2005. As discussed in Note 9 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Fund’s fair value policies and procedures. The Fund’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Fund’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Fund’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.

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
      At October 31, 2005, approximately 60.73% of our total assets represented portfolio investments recorded at fair value. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we have an indication (based on an objective development) that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value, where appropriate. Without a readily ascertainable market value and because of the inherent uncertainty of fair valuations, fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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

We are subject to market discount risk.
      As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Although our shares have recently traded at a premium to our NAV, historically, our shares, as well as those of other closed-end investment companies, have frequently traded at a discount to their NAV, which discount often fluctuates over time.

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

Item 8.	Financial Statements and Supplementary Data
CONSOLIDATED FINANCIAL STATEMENTS
MVC Capital, Inc.
Consolidated Balance Sheets

	October 31,	October 31,
	2005	2004

ASSETS
Assets
Cash	$—	$1,214,537
Cash equivalents	26,297,190	11,932,404
Short term investments at market value (cost $51,026,902 and $34,114,792)	51,026,902	34,114,792
Investments at fair value (cost $171,591,242 and $151,582,214)
Non-control/ Non-affiliated investments (cost $74,495,549 and $62,267,697)	33,685,925	19,294,120
Affiliate investments (cost $40,370,059 and $60,287,402)	32,385,810	35,600,000
Control investments (cost $56,725,634 and $29,027,115)	56,225,944	23,626,165

Total investments at fair value	122,297,679	78,520,285
Interest and fees receivable	902,498	428,291
Prepaid expenses	364,780	233,803
Prepaid taxes	98,374	—
Deferred tax	303,255	87,278
Other assets	88,600	45,445

Total assets	$201,379,278	$126,576,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Provision for incentive compensation (Note 5)	$1,117,328	$—
Employee compensation and benefits	807,000	350,518
Other accrued expenses and liabilities	353,606	155,039
Professional fees	276,621	223,069
Payable for investment purchased	79,708	—
Consulting fees	3,117	71,845
Directors’ fees	2,898	17,815
Revolving credit facility	—	10,025,000
Taxes payable	—	166,205

Total liabilities	2,640,278	11,009,491

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 19,086,566 and 12,293,042 shares outstanding, respectively	231,459	165,000
Additional paid-in-capital	358,571,795	298,406,395
Accumulated earnings	13,528,526	7,856,896
Dividends paid to stockholders	(12,429,181)	(7,848,505)
Accumulated net realized losses	(78,633,248)	(75,484,412)
Net unrealized depreciation	(49,293,563)	(73,061,929)
Treasury stock, at cost, 4,059,382 and 4,206,958 shares held, respectively	(33,236,788)	(34,466,101)

Total shareholders’ equity	198,739,000	115,567,344

Total liabilities and shareholders’ equity	$201,379,278	$126,576,835

Net asset value per share	$10.41	$9.40

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2005

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/ Non-affiliated investments — 16.95%(a, c, g, h)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares)(d)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision-Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010	$2,473,521	2,473,521	2,473,521

BP Clothing, LLC	Apparel	Second Lien Loan 11.8406%, 06/02/2009	9,166,667	8,998,430	9,166,667

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares)(d)		4,520,350	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares)(d)		15,000,000	—

Integral Development Corporation	Technology Investments	Convertible Credit Facility 11.7500%, 12/31/2005(e)	1,122,216	1,121,520	1,122,216

JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009(b)	3,090,384	3,025,871	3,090,384

Lumeta Corporation	Technology Investments	Preferred Stock (384,615 shares)(d)		250,000	43,511
		Preferred Stock (266,846 shares)(d)		156,489	156,489

				406,489	200,000

MainStream Data	Technology Investments	Common Stock (5,786 shares)(d)		3,750,000	—

Octagon Credit Investors, LLC	Financial Services	Senior Subordinated Debt 15.0000%, 05/07/2011(b)	5,145,912	4,560,740	4,664,794
		Limited Liability Company Interest		724,857	1,228,038
		Warrants(d)		550,000	1,069,457

				5,835,597	6,962,289

SafeStone Technologies PLC	Technology Investments	Preferred Stock (2,106,378 shares)(d, f)		4,015,402	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares)(d)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 13.8406%, 03/31/2010(b)	4,020,488	3,947,304	4,020,488
		Senior Subordinated Debt 17.0000%, 03/31/2012(b)	6,650,360	6,401,062	6,650,360

				10,348,366	10,670,848

Sub Total Non-control/ Non-affiliated investments				74,495,549	33,685,925
Affiliate investments — 16.29%(a, c, g, h)

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (909,091 shares)(d)		5,000,000	5,514,000

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares)(d)		7,000,000	—

Impact Confections, Inc.	Confections Manufacturing and Distribution	Senior Subordinated Debt 17.0000%, 07/30/2009(b)	5,228,826	5,133,069	5,228,826
		Senior Subordinated Debt 7.8406%, 07/29/2008	325,000	318,986	325,000
		Common Stock (252 shares)(d)		2,700,000	2,700,000

				8,152,055	8,253,826

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
October 31, 2005

Company	Industry	Investment	Principal	Cost	Fair Value

ProcessClaims, Inc.	Technology Investments	Preferred Stock (6,250,000 shares)(d)		$2,000,000	$2,000,000
		Preferred Stock (849,257 shares)(d)		400,000	400,000
		Preferred Stock Warrants(d)		20	—

				2,400,020	2,400,000

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (500,000 shares)(d)		5,000,000	5,000,000
		Preferred Stock (1,000,000 shares)(b)		10,517,984	10,517,984
		Warrants(d)		—	700,000

				15,517,984	16,217,984

Yaga, Inc.	Technology Investments	Preferred Stock (300,000 shares)(d)		300,000	—
		Preferred Stock (1,000,000 shares)(d)		2,000,000	—

				2,300,000	—
Sub Total Affiliate investments				40,370,059	32,385,810

Control investments — 28.30%(a, c, g, h)
Baltic Motors Corporation	Automotive Dealership	Senior Subordinated Debt 10.0000%, 06/24/2007(f)	$4,500,000	4,500,000	4,500,000
		Common Stock (54,947 shares)(d, f)		6,000,000	7,500,000

				10,500,000	12,000,000
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares)(d)		17,000,000	17,000,000
SGDA Sanierungsgesellschaft fur Deponien und Altlasten	Soil Remediation	Revolving Line of Credit 7.0000%, 08/25/2006(f)	1,237,700	1,237,700	1,237,700
		Term Loan 7.0000%, 08/25/2009(f)	4,579,050	4,304,560	4,304,560
		Equity Interest(f)		315,000	315,000

				5,857,260	5,857,260
Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and	Senior Subordinated Debt 17.0000%, 08/04/2009(b)	6,318,684	6,234,373	6,318,684
	Irrigation Equipment	Junior Revolving Line of Credit 12.5000%, 07/07/2007	3,250,000	3,250,000	3,250,000
		Common Stock (450 shares)(d)		4,500,000	4,500,000
		Warrants(d)		—	—

				13,984,373	14,068,684
Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares)(d)		5,500,000	—
		Preferred Stock (6,443,188 shares)(d)		1,134,001	2,700,000

				6,634,001	2,700,000

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
October 31, 2005

Company	Industry	Investment	Principal	Cost	Fair Value

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011	$900,000	$900,000	$900,000
		Common Stock (81,000 shares)(d)		1,850,000	3,700,000

				2,750,000	4,600,000
Sub Total Control Investments				56,725,634	56,225,944
Short Term Investments — 25.67%(g)
U.S. Treasury Bills	U.S. Government & Agency Securities	3.4400%, 12/01/2005	14,600,000	14,560,162	14,560,162
		3.2200%, 12/29/2005	9,865,000	9,812,368	9,812,368
		3.6300%, 01/12/2006	14,856,000	14,750,225	14,750,225
		3.4300%, 01/19/2006	12,000,000	11,904,147	11,904,147

				51,026,902	51,026,902
Sub Total Short Term Investments				51,026,902	51,026,902
TOTAL INVESTMENT ASSETS — 87.21%(g)				$222,618,144	$173,324,581

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Baltic Motors Corporation, Safestone Technologies PLC and SGDA Sanierungsgesellschaft fur Deponien und Altlasten. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	Also received warrants to purchase a number of shares of preferred stock to be determined upon exercise.

(f)	The principal operations of these portfolio companies are located outside of the United States.

(g)	Percentages are based on net assets of $198,739,000 as of October 31, 2005.

(h)	See Note 3 for further information regarding “Investment Classification.”

-	Denotes zero cost/fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2004

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/ Non-affiliated investments — 16.70%(c, h, i)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (1,506,025 shares)(a, e)		$5,000,003	$—

Arcot Systems, Inc.	Technology Investments	Convertible Credit Facility 10.0000%, 12/31/2005(a, f)	$3,647,220	3,631,940	2,000,000

CBCA, Inc.	Technology Investments	Common Stock (753,350 shares)(a, e)		11,999,995	—

Determine Software, Inc.	Technology Investments	Credit Facility 12.0000%, 01/31/2006(a)	1,632,222	1,624,753	1,624,753
		Warrants(a, e)		—	—

				1,624,753	1,624,753

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares)(a, e)		4,520,350	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares)(a, e)		15,000,000	—

Integral Development Corporation	Technology Investments	Convertible Credit Facility 10.0000%, 12/31/2005(a, f)	2,805,552	2,793,798	2,805,552

Lumeta Corporation	Technology Investments	Preferred Stock (384,615 shares)(a, e)		250,000	43,511
		Preferred Stock (266,846 shares)(a, e)		156,489	156,489

				406,489	200,000

MainStream Data	Technology Investments	Common Stock (5,786 shares)(a, e)		3,750,000	—

Mentor Graphics Corp.	Technology Investments	Common Stock (82,283 shares)(g)		480,008	—
		Common Stock (603,396 shares)(b)		3,519,988	7,023,529

				3,999,996	7,023,529

Octagon Credit Investors, LLC	Financial Services	Senior Subordinated Debt 15.0000%, 05/07/2011(a, j)	5,059,696	4,414,971	4,530,286
		Limited Liability Company Interest(a, e)		560,000	560,000
		Warrants(a, e)		550,000	550,000

				5,524,971	5,640,286

SafeStone Technologies PLC	Technology Investments	Preferred Stock (2,106,378 shares)(a, e)		4,015,402	—
Sub Total Non-control/ Non-affiliated investments				62,267,697	19,294,120

Affiliate investments — 30.80%(a, c, h, i)

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (909,091 shares)(e)		5,000,000	5,000,000

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares)(e)		7,000,000	—

Impact Confections, Inc.	Confections Manufacturing and Distribution	Senior Subordinated Debt 17.0000%, 07/30/2009	5,000,000	4,887,382	5,000,000
		Common Stock (252 shares)(e)		2,700,000	2,700,000

				7,587,382	7,700,000

Phosistor Technologies, Inc.	Technology Investments	Preferred Stock (6,666,667 shares)(d, e)		1,000,000	—

ProcessClaims, Inc.	Technology Investments	Preferred Stock (6,250,000 shares)(e)		2,000,000	2,000,000
		Preferred Stock (849,257 shares)(e)		400,000	400,000
		Preferred Stock Warrants(e)		20	—

				2,400,020	2,400,000

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2004

Company	Industry	Investment	Principal	Cost	Fair Value

ShopEaze Systems, Inc.	Technology Investments	Preferred Stock (2,097,902 shares)(d, e)		$6,000,000	$—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares)(e)		10,000,000	—

Sygate Technologies, Inc.	Technology Investments	Preferred Stock (9,756,098 shares)(e)		4,000,000	5,500,000

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (500,000 shares)(e)		5,000,000	5,000,000
		Preferred Stock (1,000,000 shares)		10,000,000	10,000,000
		Warrants(e)		—	—

				15,000,000	15,000,000

Yaga, Inc.	Technology Investments	Preferred Stock (300,000 shares)(e)		300,000	—
		Preferred Stock (1,000,000 shares)(e)		2,000,000	—

				2,300,000	—
Sub Total Affiliate investments				60,287,402	35,600,000

Control investments — 20.44%(a, c, h, i)

Baltic Motors Corporation	Automotive Dealership	Senior Subordinated Debt 10.0000%, 06/24/2007	$4,500,000	4,500,000	4,500,000
		Common Stock (54,947 shares)(e)		6,000,000	6,000,000

				10,500,000	10,500,000

Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and	Senior Subordinated Debt 17.0000%, 08/04/2009(j)	6,042,164	5,943,114	6,042,164
	Irrigation Equipment	Common Stock (450 shares)(e)		4,500,000	4,500,000
		Warrants(e)		—	—

				10,443,114	10,542,164

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares)(e)		5,500,000	—
		Preferred Stock (6,443,188 shares)(e)		1,134,001	1,134,001

				6,634,001	1,134,001

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011	1,000,000	1,000,000	1,000,000
		Common Stock (40,500 shares)(e)		450,000	450,000

				1,450,000	1,450,000
Sub Total Control Investments				29,027,115	23,626,165

Short Term Investments — 29.52%(h)

U.S. Treasury Bills	U.S. Government & Agency Securities	1.0000%, 11/04/2004	400,000	399,956	399,956
		1.4350%, 11/18/2004	1,064,000	1,063,332	1,063,332
		1.4700%, 11/26/2004	700,000	699,319	699,319
		1.6200%, 01/06/2005	3,490,000	3,480,147	3,480,147
		1.8000%, 01/27/2005	28,600,000	28,472,038	28,472,038

				34,114,792	34,114,792
Sub Total Short Term Investments				34,114,792	34,114,792
TOTAL INVESTMENT ASSETS — 97.46%(h)				$185,697,006	$112,635,077

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2004

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These shares are freely tradable with no restrictions to their sale.

(c)	All of the Fund’s preferred and common stock and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Baltic Motors Corporation and SafeStone Technologies PLC. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Company in dissolution.

(e)	Non-income producing assets.

(f)	Also received warrants to purchase a number of shares of preferred stock to be determined upon exercise.

(g)	These shares are held in escrow until September 1, 2005 and have been valued at zero by the Fund’s Valuation Committee. The Fund has no way to determine the amount of shares, if any, it will receive from the escrow.

(h)	Percentages are based on net assets of $115,567,344 as of October 31, 2004.

(i)	See Note 3 for further information regarding “Investment Classification.”

(j)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

-	Denotes zero cost/fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	October 31, 2005	October 31, 2004	October 31, 2003

Operating Income:
Dividend income
Affiliate investments	$1,346,760	$—	$—

Total dividend income	1,346,760	—	—

Interest income
Non-control/ Non-affiliated investments	5,134,907	2,308,502	2,833,564
Affiliate investments	874,041	218,904	—
Control investments	2,101,808	469,110	—

Total interest income	8,110,756	2,996,516	2,833,564

Fee income
Non-control/ Non-affiliated investments	398,520	109,538	61,476
Affiliate investments	232,256	727,595	274
Control investments	1,178,331	88,631	—

Total fee income	1,809,107	925,764	61,750

Other income	932,761	64,104	—

Total operating income	12,199,384	3,986,384	2,895,314

Operating Expenses:
Employee compensation and benefits	2,336,242	1,365,913	2,476,068
Incentive compensation (Note 5)	1,117,328	—	—
Insurance	590,493	959,570	1,058,776
Legal fees	529,541	810,848	1,514,549
Facilities	484,420	90,828	1,281,054
Other expenses	461,769	369,085	110,374
Audit fees	287,797	154,938	102,102
Consulting fees	192,255	—	—
Directors fees	148,875	175,956	455,292
Administration	137,191	102,593	138,512
Public relations fees	116,482	146,509	126,490
Printing and postage	71,785	80,278	86,328
Interest expense	30,771	2,472	—
Proxy/ Litigation related fees and expenses	—	—	4,037,327

Total operating expenses	6,504,949	4,258,990	11,386,872
Litigation recovery of management fees (Note 12,13)	—	370,000	—
Net operating income (loss) before taxes	5,694,435	97,394	(8,491,558)

Tax (Benefit) Expenses:
Deferred tax benefit	(215,977)	(87,278)	—
Current tax expense	115,044	166,205	—

Total tax (benefit) expense	(100,933)	78,927	—

Net operating income (loss)	5,795,368	18,467	(8,491,558)

Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gain (loss) on investments
Non-control/ Non-affiliated investments	(6,684,320)	(17,465,808)	(4,067,535)
Affiliate investments	3,407,457	(20,329,102)	(152,845)
Foreign currency	(18,687)	—	—

Total net realized gain (loss) on investments	(3,295,550)	(37,794,910)	(4,220,380)
Net change in unrealized appreciation (depreciation) on investments	23,768,366	49,381,974	(42,771,460)

Net realized and unrealized gain (loss) on investments	20,472,816	11,587,064	(46,991,840)

Net increase (decrease) in net assets resulting from operations	$26,268,184	$11,605,531	$(55,483,398)

Net increase (decrease) in net assets per share resulting from operations	$1.45	$0.91	$(3.42)

Dividends declared per share	$0.24	$0.12	$—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Cash Flows

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	October 31, 2005	October 31, 2004	October 31, 2003

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$26,268,184	$11,605,531	$(55,483,398)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) by operating activities:
Realized loss	3,295,550	37,794,910	4,220,380
Net change in unrealized (appreciation) depreciation	(23,768,366)	(49,381,974)	42,771,460
Amortization of discounts and fees	(235,428)	—	—
Increase in accrued payment-in-kind dividends and interest	(1,370,777)	(101,861)	—
Increase in allocation of flow through income	(114,845)	—	—
Changes in assets and liabilities:
Interest and fees receivable	(474,207)	(275,661)	63,394
Prepaid expenses	(130,977)	178,200	(361,331)
Prepaid taxes	(98,374)	—	—
Deferred tax	(215,977)	(87,278)	—
Other assets	(43,155)	(45,445)	—
Receivable for investments sold	—	—	379,632
Payable for investment purchased	79,708	—	—
Liabilities	1,576,079	112,361	(252,393)
Purchases of equity investments	(17,315,000)	(34,210,000)	(1,999,997)
Purchases of debt instruments	(37,950,271)	(20,848,139)	(19,955,000)
Purchases of short term investments	(313,505,406)	(398,988,675)	(952,013,288)
Purchases of warrants	—	(550,000)	—
Proceeds from equity investments	23,396,719	4,309,991	1,884,848
Proceeds from debt instruments	10,796,111	8,478,894	3,239,364
Sales/maturities of short term investments	297,482,209	478,170,586	901,534,611

Net cash provided (used) by operating activities	(32,328,223)	36,161,440	(75,971,718)

Cash flows from Financing Activities:
Issuance of common stock	60,478,127	—	—
Repurchase of common stock	—	(31,571,184)	(2,894,917)
Distributions to shareholders paid	(4,572,359)	(1,475,165)	—
Offering expenses	(402,296)	—	—
Net borrowings under (repayments on) revolving line of credit	(10,025,000)	10,025,000	—

Net cash provided (used) for financing activities	45,478,472	(23,021,349)	(2,894,917)

Net change in cash and cash equivalents for the year	13,150,249	13,140,091	(78,866,635)

Cash and cash equivalents, beginning of year	13,146,941	6,850	78,873,485

Cash and cash equivalents, end of year	$26,297,190	$13,146,941	$6,850

Non-Cash Activity:
      On April 15, 2005, MVC Capital, Inc. re-issued $1,400,000 of its treasury stock in exchange for 40,500 shares of Vestal Manufacturing Enterprises, Inc.
      During the years ended October 31, 2005 and 2004, MVC Capital, Inc. recorded payment in kind dividend and interest of $1,370,777 and $101,861, respectively. This amount is added to the principle balance of the investments and recorded as interest/dividend income.
      During the year ended October 31, 2005, MVC Capital, Inc. was allocated $244,557 in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of this amount, $129,712 was received in cash and the balance of $114,845 was undistributed and therefore increased the cost and fair value of the investment.
      During the year ended October 31, 2005, MVC Capital, Inc. paid $379,623 in income taxes.
      On August 3, 2005, MVC Capital, Inc. re-issued 826 shares of treasury stock, in lieu of a cash distribution totaling $8,317, in accordance with the Fund’s dividend reinvestment plan.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Changes in Net Assets

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	October 31, 2005	October 31, 2004	October 31, 2003

Operations:
Net operating income (loss)	$5,795,368	$18,467	$(8,491,558)
Net realized loss	(3,295,550)	(37,794,910)	(4,220,380)
Net change in unrealized (appreciation) depreciation	23,768,366	49,381,974	(42,771,460)

Net increase (decrease) in net assets from operations	26,268,184	11,605,531	(55,483,398)

Shareholder Distributions:
Distributions to shareholders	(4,580,676)	(10,072)	—
Return of capital distributions to shareholders	—	(1,465,093)	—

Net decrease in net assets from shareholder distributions	(4,580,676)	(1,475,165)	—

Capital Share Transactions:
Issuance of common stock	60,478,127	—	—
Reissuance of treasury stock to purchase investment	1,400,000	—	—
Offering expenses	(402,296)	—	—
Reissuance of treasury stock in lieu of cash dividend	8,317	—	—
Repurchase of common stock	—	(31,571,184)	(2,894,917)

Net increase (decrease) in net assets from capital share transactions	61,484,148	(31,571,184)	(2,894,917)

Total increase (decrease) in net assets	83,171,656	(21,440,818)	(58,378,315)

Net assets, beginning of year	115,567,344	137,008,162	195,386,477

Net assets, end of year	$198,739,000	$115,567,344	$137,008,162

Common shares outstanding, end of year	19,086,566	12,293,042	16,152,600

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Selected Per Share Data and Ratios

	For the Year	For the Year		For the Year		For the Year	For the Year
	Ended	Ended		Ended		Ended	Ended
	October 31, 2005	October 31, 2004		October 31, 2003		October 31, 2002	October 31, 2001

Net asset value, beginning of year	$9.40	$8.48		$11.84		$15.42	$18.88
Gain (loss) from operations:
Net operating income (loss)	0.32	—		(0.53)		(0.19)	0.10
Net realized and unrealized gain (loss) on investments	1.13	0.91		(2.89)		(3.35)	(3.22)

Total gain (loss) from investment operations	1.45	0.91		(3.42)		(3.54)	(3.12)

Less distributions from:
Income	(0.24)	—		—		(0.04)	(0.34)
Return of capital	—	(0.12)		—		—	—

Total distributions	(0.24)	(0.12)		—		(0.04)	(0.34)

Capital share transactions
Dilutive effect of share issuance	(0.20)	—		—		—	—
Anti-dilutive effect of share repurchase program	—	0.13		0.06		—	—

Total capital share transactions	(0.20)	0.13		0.06		—	—

Net asset value, end of year	$10.41	$9.40		$8.48		$11.84	$15.42

Market value, end of year	$11.25	$9.24		$8.10		$7.90	$9.25

Market premium (discount)	8.07%	(1.70)%		(4.48)%		(33.28)%	(40.01)%
Total Return — At NAV(a)	13.36%	12.26%		(28.38)%		(22.88)%	(15.99)%
Total Return — At Market(a)	24.38%	15.56%		2.53%		(14.22)%	(17.26)%
Ratios and Supplemental Data:
Net assets, end of year (in thousands)	$198,739	$115,567		$137,008		$195,386	$254,472
Ratios to average net assets:
Expenses excluding tax expense (benefit)	3.75%	3.68	%(c)	7.01	%(b)	3.02%	2.50%
Net operating income (loss) before tax expense (benefit)	3.28%	0.08%		(5.22	)%(b)	(1.37)%	0.56%
Expenses including tax expense (benefit)	3.69%	3.74	%(c)	7.01	%(b)	3.02%	2.50%
Net operating income (loss) after tax expense (benefit)	3.34%	0.02%		(5.22	)%(b)	(1.37)%	0.56%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b)	The expense ratio for the year ended October 31, 2003 included approximately $4.0 million of proxy/litigation fees and expenses. When these fees and expenses are excluded, the Fund’s expense ratio was 4.52% and the net operating loss was -2.74%.

(c)	The expense ratio for the year ended October 31, 2004, included a one-time expense recovery of approximately $250,000 (See Note 13). For the year ended October 31, 2004, without this one-time recovery, the expense ratio, excluding and including tax expense would have been 3.89% and 3.95%, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Notes to Consolidated Financial Statements
October 31, 2005

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
      The Fund has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The shares of the Fund commenced trading on the New York Stock Exchange, Inc. (the “NYSE”) under the symbol MVC on June 26, 2000.
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
      At the February 28, 2003 Annual Meeting of Shareholders, a new board of directors replaced the former board of directors of the Fund (the “Former Board”) in its entirety. On March 6, 2003, the results of the election were certified by the Inspector of Elections, whereupon the Board terminated John M. Grillos, the Fund’s previous CEO. Shortly thereafter, other members of the Fund’s senior management team, who had previously reported to Mr. Grillos, resigned. With these significant changes in the Board and management of the Fund, the Fund operated in a transition mode and, as a result, no portfolio investments were made from early March 2003 through the end of October 2003 (the end of the Fiscal Year). During this period, the Board explored various alternatives for a long-term management plan for the Fund. Accordingly, at the September 16, 2003 Special Meeting of Shareholders, the Board voted and approved the Fund’s business plan.
      On November 6, 2003, Michael Tokarz assumed his position as Chairman, Portfolio Manager and Director of the Fund. Mr. Tokarz is compensated by the Fund based upon his positive performance as the Portfolio Manager.
      On March 29, 2004 at the Annual Shareholders meeting, the shareholders approved the election of Emilio Dominianni, Robert S. Everett, Gerald Hellerman, Robert C. Knapp and Michael Tokarz to serve as members of the Board of Directors of the Fund and adopted an amendment to the Fund’s Certificate of Incorporation authorizing the changing of the name of the Fund from “meVC Draper Fisher Jurvetson Fund I, Inc.” to “MVC Capital, Inc.”
      On July 7, 2004 the Fund’s name change from “meVC Draper Fisher Jurvetson Fund I, Inc.” to “MVC Capital, Inc.” became effective.
      On July 16, 2004 the Fund commenced the operations of MVC Financial Services, Inc.
      On October 31, 2005, the Fund’s Board of Directors and Michael Tokarz agreed to extend the term of Michael Tokarz’s current agreement with the Fund for an additional year.

MVC Capital, Inc.
Notes to Consolidated Financial Statements — (Continued)

2.	Consolidation
      On July 16, 2004, the Fund formed a wholly owned subsidiary company, MVC Financial Services, Inc. (“MVCFS”). MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Fund, the Fund’s portfolio companies and other entities. Under regulations governing the content of the Fund’s financial statements, the Fund is generally precluded from consolidating any entity other than another investment company; however, an exception to these regulations allows the Fund to consolidate MVCFS since it is a wholly owned operating subsidiary. MVCFS had opening equity of $1 (100 shares at $0.01 per share). The Fund does not hold MVCFS for investment purposes and does not intend to sell MVCFS. All intercompany accounts have been eliminated in consolidation.

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
      Investment Classification — As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that we are deemed to “Control”. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of us, as defined in the 1940 Act, other than Control Investments. “Non-Control/ Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under that 1940 Act, we are deemed to control a company in which we have invested if we own 25% or more of the voting securities of such company or have greater than 50% representation on its board. We are deemed to be an affiliate of a company in which we have invested if we own 5% or more and less than 25% of the voting securities of such company.
      Valuation of Portfolio Securities — Pursuant to the requirements of the 1940 Act, the Fund values its portfolio securities at their current market values or, if market quotations are not readily available, at their estimates of fair values. Because the Fund’s portfolio company investments generally do not have readily ascertainable market values, the Fund records these investments at fair value in accordance with Valuation Procedures adopted by its board of directors. The Fund’s board of directors may also hire independent consultants to review its Valuation Procedures or to conduct an independent valuation of one or more of its portfolio investments.
      Pursuant to the Fund’s Valuation Procedures, the Fund’s valuation committee (“Valuation Committee”) (which is currently comprised of three Independent Directors) determines fair valuations of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the statements of operations as “Net unrealized gain (loss) on investments.” Currently, the Fund’s NAV per share is calculated and published on a monthly basis. The fair values determined as of the most recent quarter end are reflected, in the next calculated NAV per share. (If the Valuation Committee determines to fair value an investment more frequently than quarterly, the most recently determined fair value would be reflected in the published NAV per share.)
      The Fund calculates its NAV per share by subtracting all liabilities from the total value of its portfolio securities and other assets and dividing the result by the total number of outstanding shares of its common stock on the date of valuation.
      At October 31, 2005, approximately 60.73% of the Fund’s total assets represented portfolio investments recorded at fair value.

MVC Capital, Inc.
Notes to Consolidated Financial Statements — (Continued)
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

MVC Capital, Inc.
Notes to Consolidated Financial Statements — (Continued)
      When the Fund receives nominal cost warrants or free equity securities (“nominal cost equity”) with a debt security, the Fund allocates its cost basis in its investment between debt securities and nominal cost equity at the time of origination.
      Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. Origination, closing and/or closing fees associated with investments in portfolio companies are accreted into income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as income. Prepayment premiums are recorded on loans when received.
      For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Fund will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. However, the Fund may accrue payment-in-kind interest if the financial condition of the portfolio company and the value of underlying securities are not in question.
      Escrows from the sale of a portfolio company are generally valued at an amount which may be expected to be received from the buyer under the escrow’s various conditions discounted for both risk and time.
      Investment Transactions and Related Investment Income — Investment transactions and related revenues and expenses are accounted for on the trade date (the date the order to buy or sell is executed). The cost of securities sold is determined on a first-in, first-out basis, unless otherwise specified. Dividend income on investment securities is recorded on the ex-dividend date. Interest income, which includes accretion of discount and amortization of premium, if applicable, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Fee income includes fees for guarantees and services rendered by the Fund or its wholly-owned subsidiary to portfolio companies and other third parties such as due diligence, structuring, transaction services, monitoring services, and investment advisory services. Guaranty fees are recognized as income over the related period of the guaranty. Due diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Monitoring and investment advisory services fees are generally recognized as income as the services are rendered. Any fee income determined to be loan origination fees, original issue discount, and market discount are capitalized and then amortized into income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as income and any unamortized original issue discount or market discount is recorded as a realized gain. For investments with payment-in-kind (“PIK”) interest and dividends, we base income and dividend accrual on the valuation of the PIK notes or securities received from the borrower. If the portfolio company indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities.
      Cash Equivalents — For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Fund considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents.
      Restricted Securities — The Fund will invest in privately placed restricted securities. These securities may be resold in transactions exempt from registration or to the public if the securities are registered. Disposal of these securities may involve time-consuming negotiations and expense, and a prompt sale at an acceptable price may be difficult.
      Distributions to Shareholders — Distributions to shareholder are recorded on the ex-dividend date.
      Income Taxes — It is the policy of the Fund to meet the requirements for qualification as a “regulated investment company” under Subchapter M of the Internal Revenue Code of 1986, as amended. The Fund is not subject to income tax to the extent that it distributes all of its investment company taxable income and net

MVC Capital, Inc.
Notes to Consolidated Financial Statements — (Continued)
realized gains for its taxable year. The Fund is also exempt from excise tax if it distributes most of its ordinary income and/or capital gains during each calendar year.
      Our consolidated operating subsidiary, MVCFS, is subject to federal and state income tax. We use the liability method in accounting for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asst will not be realized.
      Reclassifications — Certain amounts from prior years have had to be reclassified to conform to the current year presentation.

4.	Management
      On November 6, 2003, Michael Tokarz assumed his positions as Chairman, Portfolio Manager and Director of the Fund. As Portfolio Manager, Mr. Tokarz will be compensated by the Fund based upon his performance as the Portfolio Manager. Under the terms of his agreement with the Fund, the Fund will pay Mr. Tokarz incentive compensation in an amount equal to the lesser of (a) 20% of the net income of the Fund for the fiscal year; or (b) the sum of (i) 20% of the net capital gains realized by the Fund in respect of the investments made during his tenure as Portfolio Manager; and (ii) the amount, if any, by which the Fund’s total expenses for a fiscal year were less than two percent of the Fund’s net assets (determined as of the last day of the period). Any payments to be made shall be calculated based upon the audited financial statements of the Fund for the applicable fiscal year and shall be paid as soon as practicable following the completion of such audit. Mr. Tokarz has determined to allocate a portion of the incentive compensation to certain employees of the Fund. For the year ended October 31, 2005, Mr. Tokarz received no cash or other compensation from the Fund pursuant to his contract. Please see Note 5 “Incentive Compensation” for more information.
      On October 3, 2005, the Fund announced that Frances R. Spark had resigned from the position of Chief Financial Officer “CFO” and Peter Seidenberg had been appointed as the new CFO.
      On October 31, 2005, the Fund’s Board of Directors and Michael Tokarz agreed to extend the term of Michael Tokarz’s current agreement with the Fund for an additional year.

5.	Incentive Compensation
      Under the terms of the Fund’s agreement with Mr. Tokarz, as discussed in Note 4 “Management,” during the year ended October 31, 2005, the Fund created a provision for $1,117,328 of estimated incentive compensation accounted for as a current expense. This provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of five of the Fund’s portfolio investments: Baltic, Dakota, Octagon, Vestal and Vitality which are subject to the Fund’s agreement with Mr. Tokarz, by a total of $5,586,638. This reserve balance of $1,117,328 will remain unpaid until net capital gains are realized, if ever, by the Fund. Pursuant to Mr. Tokarz’s agreement with the Fund, only after a realization event will the incentive compensation be paid to him. Mr. Tokarz has determined to allocate a portion of the incentive compensation to certain employees of the Fund. During the year ended October 31, 2005, Mr. Tokarz was paid no cash or other compensation. Without this reserve for incentive compensation, operating expenses would have been approximately $5.4 million instead of the $6.5 million as reported in the Statement of Operations which would have resulted in net operating income of $6.9 million instead of the $5.8 million as reported in the Statement of Operations.

MVC Capital, Inc.
Notes to Consolidated Financial Statements — (Continued)

6.	Dividends and Distributions to Shareholders
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
      Dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid quarterly according to the Fund’s new policy established on July 11, 2005. An additional distribution may be paid by the Fund to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend. The amount and character of income and capital gain distributions are determined in accordance with income tax regulations which may differ from accounting principles generally accepted in the United States of America. These differences are due primarily to differing treatments of income and gain on various investment securities held by the Fund, timing differences and differing characterizations of distributions made by the Fund. Permanent book and tax basis differences relating to shareholder distributions will result in reclassifications and may affect the allocation between net operating income, net realized gain (loss) and paid in capital.

For the Year Ended October 31, 2005
      On July 11, 2005, the Fund’s board of directors announced that it has approved the Fund’s establishment of a policy seeking to pay quarterly dividends to shareholders. For the quarter, the board of directors declared a dividend of $.12 per share payable on July 29, 2005 to shareholders of record on July 22, 2005. The ex-dividend date was July 20, 2005. The total distribution amounted to $2,290,289 including distributions reinvested. In accordance with the dividend reinvestment plan (the “Plan”), EquiServe Trust Company, N.A. (the “Plan Agent”) re-issued 826 shares of common stock from the Fund’s treasury to shareholders participating in the Plan.
      On October 10, 2005, the Fund’s board of directors declared a dividend of $.12 per share payable on October 31, 2005 to shareholders of record on October 21, 2005. The ex-dividend date was October 19, 2005. The total distribution amounted to $2,290,387 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 1,904 shares of common stock from the Fund’s treasury to shareholders participating in the Plan.

For the Year Ended October 31, 2004
      On October 14, 2004, the Fund’s Board of Directors declared a nonrecurring dividend of $.12 per share payable to shareholders of record on October 22, 2004 and payable on October 29, 2004. In accordance with the Plan, the Plan Agent purchased shares on the open market of the NYSE for shareholders participating in the Plan. The total distribution amounted to $1,475,165 including distributions reinvested.

7.	Transactions with Other Parties
      The Fund is permitted to co-invest in certain Portfolio Companies with its affiliates subject to specified conditions set forth in an exemptive order obtained from the SEC. Under the terms of the order, Portfolio Companies purchased by the Fund and its affiliates are required to be approved by the Independent Directors and are required to satisfy certain conditions established by the SEC. During 2004 and 2005, no transactions were effected pursuant to the exemptive order.

MVC Capital, Inc.
Notes to Consolidated Financial Statements — (Continued)
      On February 7, 2003, the Fund acquired various assets from Sand Hill Capital Holdings, Inc., the entity affiliated with the Fund’s former President, William Del Biaggio III, for the Fund’s operations, including but not limited to, furniture and systems hardware and software. The assets were purchased for $24,000.

8.	Concentration of Market and Credit Risk
      Financial instruments that subjected the Fund to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 60.73% of the Fund’s total assets at October 31, 2005. As discussed in Note 9, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Fund’s fair value policies and procedures. The Fund’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Fund’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Fund’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.

9.	Portfolio Investments

For the Year Ended October 31, 2005
      During the year ended October 31, 2005, the Fund made six new investments, committing capital totaling approximately $48.8 million. The investments were made in JDC Lighting, LLC (“JDC”), SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”), SP Industries, Inc. (“SP”), BP Clothing, LLC (“BP”), Ohio Medical Corporation (“Ohio”) and Amersham Corporation (“Amersham”). The amounts invested were $3.0 million, $5.8 million, $10.5 million, $10 million, $17 million and $2.5 million, respectively.
      The Fund also made three follow-on investments in existing portfolio companies committing capital totaling approximately $5.0 million. In December 2004 and January 2005, the Fund invested a total of $1.25 million in Timberland Machines & Irrigation, Inc. (“Timberland”) in the form of subordinated bridge notes. On April 15, 2005, the Fund re-issued 146,750 shares of its treasury stock at the Fund’s NAV per share of $9.54 in exchange for 40,500 shares of common stock of Vestal Manufacturing Enterprises, Inc. (“Vestal”). On July 8, 2005 the Fund extended Timberland a $3.25 million junior revolving note. In accordance with the terms of the note, Timberland immediately drew $1.3 million from the revolving note and used the proceeds to repay the subordinated bridge notes in full. The repayment included all outstanding principal and accrued interest. On July 29, 2005, the Fund invested an additional $325,000 in Impact in the form of a secured promissory note.
      In April 2005, Octagon Credit Investors, LLC (“Octagon”) drew $1.5 million from the senior secured credit facility provided to it by the Fund and repaid it in full during June 2005.
      During 2005, SGDA drew approximately $1.2 million from the revolving credit facility provided to it by the Fund. As of October 31, 2005, the entire $1.2 million drawn from the facility remained outstanding.
      On July 14, 2005 and September 28, 2005, Timberland drew an additional $1.5 million and $425,000, from the revolving note mentioned above, respectively. As of October 31, 2005, the note was drawn in full and the balance of $3.25 million remained outstanding.
      Also, during the year ended October 31, 2005, the Fund sold its entire investment in Sygate and received $14.4 million in net proceeds. In addition, approximately $1.6 million or 10% of proceeds from the sale were deposited in an escrow account for approximately one year. Due to the contingencies associated with the

MVC Capital, Inc.
Notes to Consolidated Financial Statements — (Continued)
escrow, the Fund has not presently placed any value on the proceeds deposited in escrow and has therefore not factored such proceeds into the Fund’s increased NAV. The realized gain from the $14.4 million in net proceeds received was $10.4 million. The Fund also sold 685,679 shares of Mentor Graphics Corp. (“Mentor Graphics”) receiving net proceeds of approximately $9.0 million and realized a gain on the shares sold of approximately $5.0 million. The Fund also received approximately $300,000 from the escrow related to the 2004 sale of BlueStar Solutions, Inc. (“BlueStar”).
      The Fund realized losses on CBCA, Inc. (“CBCA”) of approximately $12.0 million, Phosistor Technologies, Inc. (“Phosistor”) of approximately $1.0 million and ShopEaze Systems, Inc. (“ShopEaze”) of approximately $6.0 million. The Fund received no proceeds from these companies and they have been removed from the Fund’s portfolio. The Valuation Committee previously decreased the fair value of the Fund’s investment in these companies to zero and as a result, the realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the transactions on the Fund’s consolidated statement of operations and NAV was zero.
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
      The Fund continued to receive principal repayments on the debt securities of Integral Development Corp. (“Integral”) and BP. Integral made payments during the year ended October 31, 2005, according to its credit facility agreement totaling $1,683,336. BP made two quarterly payments during the year ended totaling $833,333. Also, the Fund received a one time, early repayment on Vestal’s debt securities totaling $100,000.
      During the year ended October 31, 2005, the Valuation Committee increased the fair value of the Fund’s investments in Baltic by $1.5 million, Dakota by $514,000, Octagon by $1,022,638, Sygate by $7.5 million (which was later realized), Vendio by $1,565,999, Vestal by $1,850,000 and Vitality by $700,000. In addition, increases in the cost basis and fair value of the Octagon loan, Impact loan, Timberland loan, Vitality Series A preferred stock, JDC loan and SP loans were due to the receipt of “payment in kind” interest/dividends totaling $1,370,777. Also during the year ended October 31, 2005, the undistributed allocation of flow through income from the Fund’s equity investment in Octagon increased the cost basis and fair value of the investment by $114,845.
      At October 31, 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $122.3 million with a cost of $171.6 million. At October 31, 2004, the fair value of all portfolio investments, exclusive of short-term securities, was $78.5 million with a cost of $151.6 million.

For the Year Ended October 31, 2004
      During the year ended October 31, 2004, the Fund made seven new investments, committing capital totaling $60.7 million. The investments were made as follows: Vestal, $1,450,000, Octagon, $5,560,000, Baltic, $10,500,000, Dakota, $5,000,000, Impact, $7,700,000, Timberland, $10,500,000 and Vitality, $15,000,000. No additional investments were made in existing portfolio companies.
      The Fund had a return of capital from PTS Messaging, Inc. (“PTS Messaging”) with proceeds totaling approximately $102,000 from the initial and final disbursement of assets and a realized loss totaling approximately $11.6 million. As of October 31, 2004 the Fund no longer held an investment in PTS Messaging. The market value of PTS Messaging was previously written down to zero.

MVC Capital, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The Fund also realized a loss on Ishoni of approximately $10.0 million. The Fund received no proceeds from the dissolution of this company and the investment was removed from the Fund’s portfolio. The market value of Ishoni Networks, Inc. (“Ishoni”) was previously written down to zero.
      There was a gain of $39,630 representing proceeds received from the cashless exercise of the Fund’s warrants of Synhrgy HR Technologies, Inc. (“Synhrgy”) in conjunction with the early repayment by Synhrgy of the $4.9 million remaining balance of the Fund’s credit facility.
      On August 26, 2004, Affiliated Computer Services, Inc. (“ACS”) acquired the Fund’s portfolio company BlueStar in a cash transaction. The Fund received approximately $4.5 million for its investment in BlueStar. The amount received included up to $459,000 in contingent payments that were held in escrow. The carrying value of the BlueStar investment was $3.0 million. The Fund realized a loss of approximately $8.8 million, which was offset by a decrease in unrealized loss by the same amount. The effect of the transaction on the Fund was an increase in assets by $1.1 million. After the sale, the Fund no longer held an investment in BlueStar.
      On September 1, 2004, Mentor Graphics acquired the Fund’s portfolio company 0-In Design Automation, Inc. (“0-In”). The Fund received 685,679 common shares of Mentor stock for its investment in 0-In. Of these shares approximately 82,283 are being held in escrow for a one year period. The Fund’s Valuation Committee determined to carry the escrow shares at zero because it was unable to determine how many shares, if any, the Fund would receive from the escrow. The 603,396 freely tradable shares received at the time of the exchange had a market value of approximately $6.6 million. The Fund’s carrying value of the 0-In investment was $6.0 million. The effect of the transaction on the Fund was an increase in assets and unrealized gain of approximately $0.6 million. The freely tradable shares were then valued at their market price and at October 31, 2004, the market value of the 603,396 freely tradable shares was approximately $7 million. The terms of the acquisition also include a multi-year earn-out, based upon future revenues, under which the Fund may be entitled to receive additional cash consideration. After the exchange, the Fund no longer held any investment in 0-In.
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

10.	Commitments and Contingencies
      On May 7, 2004, the Fund entered into a $5,000,000 senior secured credit facility with Octagon. This credit facility expires on May 6, 2007 and can be automatically extended until May 6, 2009. The credit facility bears interest at LIBOR plus 4%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On April 5, 2005, Octagon drew $1.5 million from the credit facility and repaid it in full on June 15, 2005. As of October 31, 2005, no outstanding borrowings remained.
      On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20,000,000 revolving credit facility with LaSalle Bank National Association. On October 28, 2004, the Fund borrowed $10,025,000 under the Credit Facility. The proceeds from borrowings made under the Credit Facility were used for general

MVC Capital, Inc.
Notes to Consolidated Financial Statements — (Continued)
corporate purposes. On November 12, 2004 the Fund repaid the $10,025,000 it borrowed from the Bank under the Credit Facility. On July 20, 2005, the Fund amended its revolving credit facility agreement with the Bank. The maximum aggregate loan amount under the Agreement was increased from $20,000,000 to $30,000,000. Additionally, the maturity date was extended from October 31, 2005 to August 31, 2006. All other material terms of the Agreement remained unchanged. On July 28, 2005, the Fund borrowed $14,000,000 under the Credit Facility. The $14 million borrowed under the Credit Facility provided by LaSalle was repaid in full by August 8, 2005. At October 31, 2005, there were no borrowings outstanding under the credit facility. Borrowings under the Credit Facility, if any, will bear interest, at the Fund’s option, at either a fixed rate equal to the LIBOR rate (for one, two, three or six months), plus 1.00% per annum, or at a floating rate equal to the Bank’s prime rate in effect from time to time, minus a spread of 1.00% per annum.
      On February 16, 2005, the Fund entered into a sublease (the “Sublease”) for a larger space in the building in which the Fund’s current executive offices are located. The Sublease is scheduled to expire on February 28, 2007. Future payments under the Sublease total approximately $223,000 in fiscal year 2006 and $75,000 in fiscal year 2007. The Fund’s previous lease was terminated effective March 1, 2005, without penalty. The building in which the Fund’s executive offices are located, 287 Bowman Avenue, is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. See Note 4 “Management” for more information on Mr. Tokarz.
      During February 2005, the Fund made available to SGDA, a $1,308,300 revolving credit facility that bears interest at 7%. The credit facility expires on August 25, 2006. During fiscal year 2005, SGDA drew $1,237,700 from the credit facility provided to it by the Fund. As of October 31, 2005, the $1,237,700 in borrowings remained outstanding.
      On July 8, 2005 the Fund extended Timberland a $3.25 million junior revolving note that bears interest at 12.5% and expires on July 7, 2007. The Fund also receives a fee of 0.25% on the unused portion of the note. According to the terms of the note, Timberland immediately drew $1.3 million from the revolving note and used the proceeds to repay their subordinated bridge notes, held by the Fund, in full. The repayment included all outstanding principal and accrued interest. On July 14, 2005, and September 28, 2005, Timberland drew an additional $1.5 million and $425,000 from the revolving note, respectively. As of October 31, 2005, the total amount outstanding on the note was approximately $3.25 million.
      The Fund has pledged its common stock of Ohio to Guggenheim Corporate Funding, LLC (“Guggenheim”) to collateralize a loan made by Guggenheim to Ohio.
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
      The Fund enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Fund’s maximum exposure under these arrangements is unknown. However, the Fund has not experienced claims or losses pursuant to these contracts and expects the risk of loss related to such indemnification to be remote.

11.	Certain Issuances of Equity Securities by the Issuer
      On December 3, 2004, the Fund commenced a rights offering to its shareholders of non-transferable subscription rights to purchase shares of the Fund’s common stock. Pursuant to the terms of the rights offering, each share of common stock held by a stockholder of record on December 3, 2004, entitled the holder to one right. For every two rights held, shareholders were able to purchase one share of the Fund’s common stock at the subscription price of 95% of the Fund’s NAV per share on January 3, 2005. In addition,

MVC Capital, Inc.
Notes to Consolidated Financial Statements — (Continued)
shareholders who elected to exercise all of their rights to purchase the Fund’s common stock received an over-subscription right to subscribe for additional shares that were not purchased by other holders of rights. Based on a final count by the Fund’s subscription agent, the rights offering was over-subscribed with 6,645,948 shares of the Fund’s common stock subscribed for. This was in excess of the 6,146,521 shares available before the 25% oversubscription. Each share was subscribed for at a price of $9.10 which resulted in gross proceeds to the Fund of approximately $60.5 million before offering expenses of approximately $402,000.
      On April 15, 2005, the Fund re-issued 146,750 shares of its treasury stock at the Fund’s NAV per share of $9.54 in exchange for 40,500 shares of common stock of Vestal.

12.	Legal Proceedings
      On February 20, 2002, Millenco LP (“Millenco”), a stockholder, filed a complaint in the United States District Court for the District of Delaware on behalf of the Fund against meVC Advisers, Inc. (the “Former Advisor”). The complaint alleged that the fees received by the Former Advisor, beginning one year prior to the filing of the complaint, were excessive, and in violation of Section 36(b) of the 1940 Act. The case was settled for $370,000 from which the Company received net proceeds in July 2004 of $245,213 after payment of legal fees and expenses.
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
      On July 13, 2004, the Fund received $370,000 from the settlement of the case Millenco L.P. v. meVC Advisers, Inc. (See Note 12 “Legal Proceedings”). The actual cash received was $245,213, after payment of legal fees and expense. This settlement was the reimbursement of management fees received by the Former Advisor which were alleged to be excessive.
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

MVC Capital, Inc.
Notes to Consolidated Financial Statements — (Continued)
with Federal in the amount of $473,968 which has been recorded as Other Income in the Consolidated Statement of Operations. Legal fees and expenses associated with reaching this settlement were $47,171.

14.	Tax Matters
      Return of Capital Statement of Position (ROCSOP) Adjustment: During the year ended October 31, 2005, the Fund recorded a reclassification for permanent book to tax differences totaling $123,738. These differences were primarily due to book/tax treatment of partnership income and non-deductible excise taxes paid. These differences resulted in a net decrease in accumulated earnings of $123,738, a decrease in accumulated net realized loss of $146,714, and a decrease in additional paid in capital of $22,976. This reclassification had no effect on net assets.
      Distributions to Shareholders: The table presented below includes MVC Capital, Inc. only. The Fund’s wholly-owned subsidiary MVC Financial Services, Inc. (“MVCFS”) has not been included. As of October 31, 2005, the components of accumulated earnings/ (deficit) on a tax basis were as follows:

Tax Basis Accumulated Earnings (Deficit)

Accumulated capital and other losses	$(78,779,962)
Undistributed net operating income	2,325,641
Unrealized appreciation/depreciation	(49,992,918)
Total tax basis accumulated deficit	(126,447,239)
Tax cost of investments	247,035,955
Current year distributions to shareholders on a tax basis
Ordinary income	4,580,676
Prior year distributions to shareholders on a tax basis
Ordinary income	10,072
Return of capital	1,465,093
      On October 31, 2005, the Fund had a net capital loss carryforward of $78,779,962 of which $33,469,122 will expire in the year 2010, $4,220,380 will expire in the year 2011, $37,794,910 will expire in the year 2012 and $3,295,550 will expire in the year 2013. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed.

MVC Capital, Inc.
Notes to Consolidated Financial Statements — (Continued)

15.	Income Taxes
      MVCFS is subject to federal and state income tax. For the year ended October 31, 2005 the Fund recorded a tax benefit of $100,933. For the year ended October 31, 2004 the Fund recorded a tax provision of $78,927. The provision for income taxes was comprised of the following:

	Year Ended

	October 31,	October 31,
	2005	2004

Current tax expense:
Federal	$92,892	$134,201
State	22,152	32,004

Total current tax expense	115,044	166,205
Deferred tax benefit:
Federal	(174,390)	(70,472)
State	(41,587)	(16,806)

Total deferred tax benefit	(215,977)	(87,278)

Total tax (benefit) provision	$(100,933)	$78,927

      A reconciliation between the taxes computed at the federal statutory rate and our effective tax rate for MVCFS for the fiscal year ended October 31, 2005 is as follows:

Year Ended
October 31,
2005

Federal statutory tax rate	34.00%
Permanent difference	(0.54)%
State taxes, net of federal tax benefit	4.87%
Valuation allowance for deferred tax assets	—
Other, net	—

Effective income tax rate	38.33%

      Primarily due to the amortization of loan origination fees, deferred income tax balances for MVCFS reflect the impact of a temporary difference between the carrying amount of assets and liabilities and their tax bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The components of our deferred tax assets and liabilities for MVCFS as of October 31, 2005 and October 31, 2004 were as follows:

	October 31,	October 31,
	2005	2004

Deferred tax assets:
Deferred tax assets	$303,255	$87,278

Total deferred tax assets	$303,255	$87,278
Valuation allowance	—	—

Net deferred tax assets	$303,255	$87,278
Deferred tax liabilities:
Deferred tax liabilities	—	—

Total deferred tax liabilities	—	—
Net deferred tax assets	$303,255	$87,278

MVC Capital, Inc.
Notes to Consolidated Financial Statements — (Continued)

Valuation Allowance
      No valuation allowance was deemed necessary since the significant portion of temporary differences resulting in deferred tax assets are considered fully realizable.

16.	Segment Data –
      The Fund’s reportable segments are its investing operations as a business development company, MVC Capital, Inc. (“MVC”), and the financial advisory operations of its wholly owned subsidiary, MVC Financial Services, Inc. (“MVCFS”).
      The following table presents book basis segment data for the year ended October 31, 2005:

	MVC	MVCFS	Consolidated

Interest and dividend income	$9,434,247	$23,269	$9,457,516
Fee income	160,599	1,648,508	1,809,107
Other income	932,761	—	932,761
Total operating income	10,527,607	1,671,777	12,199,384
Total operating expenses	6,238,086	266,863	6,504,949
Net operating income before taxes	4,289,521	1,404,914	5,694,435
Tax expense (benefit)	—	(100,933)	(100,933)
Net investment income	4,289,521	1,505,847	5,795,368
Net realized gain (loss) on investments and foreign currency	(3,295,550)	—	(3,295,550)
Net change in unrealized appreciation on investments	23,768,366	—	23,768,366
Net increase in net assets resulting from operations	$24,762,337	$1,505,847	$26,268,184
      In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc.

17.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to shareholders during the fourth quarter of 2005.

18.	Subsequent Events — (Unaudited)
      On November 30, 2005, the Fund provided approximately $4.1 million in equity and $7.5 million in mezzanine financing to Turf Products, LLC (“Turf Products”) as part of Turf Product’s recapitalization in conjunction with its acquisition of substantially all of the assets of Turf Products Corporation. The mezzanine financing has a five year term and bears interest at 15%.
      On December 14, 2005, the Fund purchased a $5 million loan assignment from Guggenheim Corporate Funding, LLC. The borrower is Strategic Outsourcing, Inc. The loan has a 5 year term and bears interest at LIBOR plus 5.25%
      On December 20, 2005, the Fund’s Board of Directors declared a $0.12 per share dividend. The dividend is payable on January 31, 2006 to shareholders of record on December 30, 2005. The ex-dividend date will be December 28, 2005. This dividend is the fourth dividend declared by the Fund and the third consecutive $0.12 per share quarterly dividend since the Fund established its dividend policy in July 2005.

Report of Independent Registered Accounting Firm
To the Board of Directors and Shareholders of MVC Capital, Inc.:
      We have audited the accompanying consolidated balance sheets of MVC Capital, Inc. (the “Fund”), including the consolidated schedule of investments, as of October 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and changes in net assets, and the selected per share data and ratios for each of the three years in the period ended October 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements, the selected per share data and ratios and schedule are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements, selected per share data and ratios and schedule based on our audits. The selected per share data and ratios for the years ended October 31, 2002 and 2001, were audited by other auditors whose report expressed an unqualified opinion on those selected per share data and ratios.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the consolidated financial position of MVC Capital, Inc. at October 31, 2005 and 2004, and the consolidated results of their operations, cash flows and their changes in net assets for each of the three years in the period ended October 31, 2005 and the selected per share data and ratios for each of the indicated periods, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MVC Capital, Inc.’s internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 16, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
New York, New York
December 16, 2005

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
      There have been no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date we carried out the evaluation discussed above.

Management’s Report on Internal Control over Financial Reporting
      The management of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, the Fund conducted an evaluation of the effectiveness of the Fund’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Fund’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Fund’s internal control over financial reporting was effective as of October 31, 2005. Management’s assessment of the effectiveness of the Fund’s internal control over financial reporting as of October 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of MVC Capital, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control and Financial Reporting, that MVC Capital, Inc. maintained effective internal control over financial reporting as of October 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MVC Capital Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the fund’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A fund’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the fund are being made only in accordance with authorizations of management and directors of the fund; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the fund’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that MVC Capital, Inc. maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MVC Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MVC Capital, Inc., including the consolidated schedule of investments, as of October 31, 2005 and 2004, and the related consolidated statements of operations, changes in net assets, cash flows, and selected per share data and ratios for each of the three years in the period ended October 31, 2005 of MVC Capital, Inc. and our report dated December 16, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
New York, New York
December 16, 2005

Changes in Internal Controls
      There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part III

Item 10.	Directors and Executive Officers of the Registrant
      Reference is made to the information with respect to “directors and executive officers of the Registrant” to be contained in the Fund’s proxy statement to be filed with the SEC, in connection with the Fund’s annual meeting of shareholders to be held in 2006 (the “2006 Proxy Statement”), which information is incorporated herein by reference.
      The Fund has adopted a code of ethics that applies to the Fund’s chief executive officer and chief financial officer/chief accounting officer, a copy of which is posted on our website http://www.mvccapital.com.
      In accordance with the requirements of Section 303A.12(a) of the NYSE’s listed company standards, shortly after our 2005 annual meeting of shareholders, Michael Tokarz, our Chairman and Portfolio Manager, certified to the NYSE that he was unaware of any violation of the NYSE’s corporate governance listing standards. In addition, our CEO and CFO certify the accuracy of the financial statements contained in our periodic reports, and so certified in this Form 10-K through the filing of Section 302 certifications as exhibits to this Form 10-K.

Item 11.	Executive Compensation
      Reference is made to the information with respect to “executive compensation” to be contained in the 2006 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Reference is made to the information with respect to “security ownership of certain beneficial owners and management” to be contained in the 2006 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      As stated above in Item 2, “Properties”, the Fund has sub-leased property at 287 Bowman Avenue, Purchase, NY 10577 a building which is owned by Phoenix Capital Partners, LLC, which is 97% owned by Mr. Tokarz.

Item 14.	Principal Accounting Fees and Services
      Reference is made to the information with respect to “principal accounting fees and services” to be contained in the 2006 Proxy Statement, which information is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statements, Schedules

(a)(1)	Financial Statements	Page(s)

	Consolidated Balance Sheets October 31, 2005 and October 31, 2004	50
	Consolidated Schedule of Investments October 31, 2005	51-53
	October 31, 2004	54-56
	Consolidated Statement of Operations For the Year Ended October 31, 2005, the Year Ended October 31, 2004, and the Year Ended October 31, 2003	57
	Consolidated Statement of Cash Flows For the Year Ended October 31, 2005, the Year Ended October 31, 2004, and the Year Ended October 31, 2003	58
	Consolidated Statement of Changes in Net Assets For the Year Ended October 31, 2005, the Year Ended October 31, 2004, and the Year Ended October 31, 2003	59
	Consolidated Selected Per Share Data and Ratios For the Year Ended October 31, 2005, the Year Ended October 31, 2004, the Year Ended October 31, 2003, the Year Ended October 31, 2002, and the Year Ended October 31, 2001	60
	Notes to Consolidated Financial Statements	61-74
	Report of Independent Registered Public Accounting Firm	75
(a)(2)	The following financial statement schedules are filed herewith:
	Schedule 12-14 of Investments in and Advances to Affiliates	79-80
Schedule 12-14
MVC Capital, Inc. and Subsidiary
Schedule of Invesments in and Advances to Affiliaties

		Amount of Interest or
		Dividends Credited		October 31,			October 31,
				2004	Gross	Gross	2005
Portfolio Company	Investment(1)	To Income(5)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Companies More than 25% owned
Baltic Motors Corporation	Loan	456,250	—	4,500,000	—	—	4,500,000
(Automotive Dealership)	Common Stock	—	—	6,000,000	1,500,000	—	7,500,000
Ohio Medical Corporation	Common Stock	—	—	—	17,000,000	—	17,000,000
(Medical Device Manufacturer)
SGDA Sanierungsgesellschaft fur Deponien und Altlasten	Loan	263,103	—	—	4,304,560	—	4,304,560
(Soil Remediation)	Revolver	23,624	—	—	1,237,700	—	1,237,700
	Equity Interest	—	—	—	315,000	—	315,000
Timberland Machines & Irrigation, Inc.	Loan	1,048,624	—	6,042,164	276,520	—	6,318,684
(Distributer — Landscaping & Irrigation Equipment)	Revolver	194,374	—	—	4,500,000	(1,250,000)	3,250,000
	Common Stock	—	—	4,500,000	—	—	4,500,000
	Warrants	—	—	—	—	—	—
Vendio Services, Inc.	Common Stock	—	—	—	—	—	—
(Technology)	Preferred Stock	—	—	1,134,001	1,565,999	—	2,700,000

		Amount of Interest or
		Dividends Credited		October 31,			October 31,
				2004	Gross	Gross	2005
Portfolio Company	Investment(1)	To Income(5)	Other(2)	Value	Additions(3)	Reductions(4)	Value

Vestal Manufacturing Enterprises, Inc.	Loan	115,833	—	1,000,000	—	(100,000)	900,000
(Iron Foundries)	Common Stock	—	—	450,000	3,250,000	—	3,700,000
Total companies more than 25% owned		$2,101,808					$56,225,944
Companies More than 5% owned, but less than 25%
Dakota Growers Pasta Company, Inc.	Common Stock	—	—	5,000,000	514,000	—	5,514,000
(Manufacturer of Packged Food)
Endymion Systems, Inc.	Preferred Stock	—	—	—	—	—	—
(Technology Investments)
Impact Confections, Inc.	Loan	867,755	—	5,000,000	228,826	—	5,228,826
(Confections Manufacturing & Distribution)	Loan	6,286	—	—	325,000	—	325,000
	Common Stock	—	—	2,700,000	—	—	2,700,000
Phosister Technologies, Inc.	Preferred Stock	—	—	—	—	—	—
(Technology)
ProcessClaims, Inc.	Preferred Stock	—	—	2,000,000	—	—	2,000,000
(Technology)	Preferred Stock	—	—	400,000	—	—	400,000
	Warrants	—	—	—	—	—	—
ShopEaze Systems, Inc.	Preferred Stock	—	—	—	—	—	—
(Technology)
Sonexis, Inc.	Common Stock	—	—	—	—	—	—
(Technology)
Sygate Technologies, Inc.	Preferred Stock	—	—	5,500,000	8,900,000	(14,400,000)	—
(Technology)
Vitality Foodservice, Inc.	Common Stock	—	—	5,000,000	—	—	5,000,000
(Non-Alcoholic Beverages)	Preferred Stock*	1,346,760	—	10,000,000	517,984	—	10,517,984
	Warrants	—	—	—	700,000	—	700,000
Yaga, Inc.	Preferred Stock	—	—	—	—	—	—
(Technology)	Preferred Stock	—	—	—	—	—	—
Total companies more than 5% owned, but less than 25%		$2,220,801					$32,385,810
      This schedule should be read in conjunction with the Fund’s consolidated financial statements as of and for the year ended October 31, 2005, including the consolidated schedule of investments.

(1)	Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common and preferred stock is shown in the consolidated schedule of investments as of October 31, 2005.

(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind-interest or dividends, the amortization of discounts and closing fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also includes net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.

*	All or a portion of the dividend income on this investment was or will be paid in the form of additional securities or by increasing the liquidation preference. Dividends paid-in-kind are also included in the Gross Additions for the investment, as applicable.
      In addition, there may be additional information not provided in a schedule because (i) such information is not required or (ii) the information required has been presented in the aforementioned financial statements.
      (a)(3) The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit
Number		Description

3.1		Certificate of Incorporation. (Incorporated by reference to Exhibit 99.a filed with the Registrant’s initial registration statement on Form N-2 (File No. 333-92287) filed on December 8, 1999)

3.2		Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to Exhibit 99.a.2 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

3.3		Fifth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 99.b. filed with Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-125953) filed on August 29, 2005)

4.1		Form of Share Certificate. (Incorporated by reference to Exhibit 99.d.1 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.1		Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit 99.e filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.2		Sub-lease for 287 Bowman Avenue, Purchase, NY 10577. (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 8, 2005)

10.3		Agreement between the Registrant and Michael Tokarz. (Incorporated by reference to Exhibit 10.2 filed with Annual Report on Form 10-K (File No. 814-00201) filed on January 29, 2004)

10.4		Form of Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.1 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.5		Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.2 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.6		Form of Custodian Agreement between Registrant and LaSalle Bank National Association. (Incorporated by reference to Exhibit 99.j.3 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.7		Form of Registrar, Transfer Agency and Service Agreement with Registrant and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 99.k(1) filed with the Registrant’s pre-effective amendment no. 2 to the registration statement on Form N-2 (File No. 333-92287) filed on February 11, 2000)

10.8		Form of Transfer Agency Letter Agreement with Registrant and EquiServe Trust Company, N.A. (Incorporated by reference to Exhibit 99.k.2 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.9		Form of Loan Agreement with Registrant and LaSalle Bank National Association. (Incorporated by reference to Exhibit 99.k.3 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10	.10*	Form of Amendment to Loan Agreement with Registrant and LaSalle Bank National Association

10.11		Form of Custody Account Pledge Agreement with Registrant and LaSalle Bank National Association. (Incorporated by reference to Exhibit 99.k.4 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.12		Form of Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.5 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

Exhibit
Number	Description

10.13	Form of Amendment to the Fund Administration Servicing Agreement. (Incorporated by reference to Exhibit 99.k.6 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.14	Form of Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.7 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.15	Form of Amendment to the Fund Accounting Servicing Agreement. (Incorporated by reference to Exhibit 99.k.8 filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

14	Code of Ethics. (Incorporated by reference to Exhibit 99.r filed with the Registrant’s pre-effective amendment no. 1 to the registration statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

31*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Filed herewith
      (b) Exhibits

Exhibit
No.	Exhibit

10.10	Form of Amendment to Loan Agreement with Registrant and LaSalle Bank National Association

31	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
      (c) Financial Statement Schedules

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Michael Tokarz Michael Tokarz	Chairman (Principal Executive Officer) and Director	December 21, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Tokarz Michael Tokarz	Chairman (Principal Executive Officer) and Director	December 21, 2005

/s/ Peter Seidenberg Peter Seidenberg	Chief Financial Officer	December 21, 2005

/s/ Gerald Hellerman Gerald Hellerman	Director	December 21, 2005

/s/ Robert C. Knapp Robert C. Knapp	Director	December 21, 2005

/s/ Robert S. Everett Robert S. Everett	Director	December 21, 2005

/s/ Emilio Dominianni Emilio Dominianni	Director	December 21, 2005