Form 10-Q
period 2006-01-31
MVC CAPITAL, INC.
filed 2006-03-09
CIK 1099941

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-28405
MVC Capital, Inc.
(Exact name of the registrant as specified in its charter)

DELAWARE	94-3346760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

287 Bowman Avenue 2nd Floor Purchase, New York (Address of principal executive offices)	10577 (Zip Code)
Registrant’s telephone number, including area code:
(914) 701-0310
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      There were 19,090,294 shares of the registrant’s common stock, $.01 par value, outstanding as of March 8, 2006.

MVC Capital, Inc.
(A Delaware Corporation)
Index

		Page

Part I. Consolidated Financial Information
Item 1.	Consolidated Financial Statements	3
	Consolidated Balance Sheets — January 31, 2006 and October 31, 2005	3
	Consolidated Statements of Operations — For the Period November 1, 2005 to January 31, 2006 and the Period November 1, 2004 to January 31, 2005	4
	Consolidated Statements of Cash Flows — For the Period November 1, 2005 to January 31, 2006 and the Period November 1, 2004 to January 31, 2005	5
	Consolidated Statements of Changes in Net Assets — For the Period November 1, 2005 to January 31, 2006 the Period November 1, 2004 to January 31, 2005 and the Year ended October 31, 2005	6
	Consolidated Selected Per Share Data and Ratios — For the Period November 1, 2005 to January 31, 2006, For the Period November 1, 2004 to January 31, 2005 and the Year ended October 31, 2005	7
	Consolidated Schedule of Investments — January 31, 2005 — October 31, 2005	8
	Notes to Consolidated Financial Statements	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4.	Controls and Procedures	44

Part II. Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6.	Exhibits	45
SIGNATURE
Exhibits
Certification
Section 1350 Certification

Part I. Consolidated Financial Information

Item 1.	Consolidated Financial Statements
CONSOLIDATED FINANCIAL STATEMENTS
MVC Capital, Inc.
Consolidated Balance Sheets

	January 31,	October 31,
	2006	2005

	(Unaudited)
ASSETS
Assets
Cash and cash equivalents	$39,352,472	$26,297,190
Short term investments at market value (cost $13,855,684 and $51,026,902)	13,855,684	51,026,902
Investments at fair value (cost $190,316,468 and $171,591,242)
Non-control/ Non-affiliated investments (cost $76,960,194 and $74,495,549)	34,990,708	33,685,925
Affiliate investments (cost $44,623,044 and $40,370,059)	47,891,676	32,385,810
Control investments (cost $68,733,230 and $56,725,634)	71,503,809	56,225,944

Total investments at fair value	154,386,193	122,297,679
Interest and fees receivable	1,086,951	902,498
Deposit for investment	13,223,814	—
Prepaid expenses	290,091	364,780
Prepaid taxes	98,374	98,374
Deferred tax	306,968	303,255
Deposits	150,000	—
Other assets	80,149	88,600

Total assets	$222,830,696	$201,379,278

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Provision for incentive compensation (Note 8)	$2,668,217	$1,117,328
Employee compensation and benefits	260,440	807,000
Other accrued expenses and liabilities	420,613	353,606
Taxes payable	108,602	—
Professional fees	296,145	276,621
Payable for investment purchased	247,096	79,708
Consulting fees	31,886	3,117
Directors’ fees	22,775	2,898
Revolving credit facility	10,000,000	—

Total liabilities	14,055,774	2,640,278

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 19,088,470 and 19,086,566 shares outstanding, respectively	231,459	231,459
Additional paid-in-capital	358,575,753	358,571,795
Accumulated earnings	14,700,806	13,528,526
Dividends paid to stockholders	(14,719,797)	(12,429,181)
Accumulated net realized loss	(80,862,096)	(78,633,248)
Net unrealized depreciation	(35,930,275)	(49,293,563)
Treasury stock, at cost, 4,057,478 and 4,059,382 shares held, respectively	(33,220,928)	(33,236,788)

Total shareholders’ equity	208,774,922	198,739,000

Total liabilities and shareholders’ equity	$222,830,696	$201,379,278

Net asset value per share	$10.94	$10.41

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations

	For the Quarter Ended	For the Quarter Ended
	January 31, 2006	January 31, 2005

	(Unaudited)
Operating Income:
Dividend income
Affiliate investments	$378,198	$346,370

Total dividend income	378,198	346,370

Interest income
Non-control/ Non-affiliated investments	1,612,036	646,495
Affiliate investments	443,079	215,065
Control investments	816,084	418,487

Total interest income	2,871,199	1,280,047

Fee income
Non-control/ Non-affiliated investments	319,067	117,958
Affiliate investments	71,589	21,072
Control investments	461,996	40,653

Total fee income	852,652	179,683

Other income	121,604	189,326

Total operating income	4,223,653	1,995,426

Operating Expenses:
Employee compensation and benefits	650,453	433,747
Incentive compensation (Note 8)	1,550,889	—
Insurance	129,706	186,116
Legal fees	125,001	150,574
Facilities	165,314	68,863
Other expenses	88,504	107,357
Audit fees	82,705	65,068
Consulting fees	30,000	—
Directors fees	36,501	44,370
Administration	38,574	28,585
Public relations fees	21,600	33,224
Printing and postage	18,675	18,004
Interest expense	8,562	12,359

Total operating expenses	2,946,484	1,148,267
Net operating income before taxes	1,277,169	847,159

Tax (Benefit) Expenses:
Deferred tax benefit	(3,713)	(34,833)
Current tax expense	108,602	325

Total tax (benefit) expense	104,889	(34,508)

Net operating income	1,172,280	881,667

Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gain (loss) on investments
Non-control/ Non-affiliated investments	71,152	(7,226,271)
Affiliate investments	(2,300,000)	—
Control investments	—	(100)

Total net realized loss on investments	(2,228,848)	(7,226,371)
Net change in unrealized appreciation on investments	13,363,288	9,009,288

Net realized and unrealized gain on investments	11,134,440	1,782,917

Net increase in net assets resulting from operations	$12,306,720	$2,664,584

Net increase in net assets per share resulting from operations	$0.65	$0.18

Dividends declared per share	$0.12	$—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Cash Flows

	For the Quarter Ended	For the Quarter Ended
	January 31, 2006	January 31, 2005

	(Unaudited)
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$12,306,720	$2,664,584
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Realized loss	2,228,848	7,226,371
Net change in unrealized (appreciation) depreciation	(13,363,288)	(9,009,288)
Amortization of discounts and fees	(72,934)	(247,175)
Increase in accrued payment-in-kind dividends and interest	(432,530)	(146,839)
Increase in allocation of flow through income	(40,214)	(69,525)
Changes in assets and liabilities:
Interest and fees receivable	(184,453)	(104,513)
Deposit for investment	(13,223,814)	—
Prepaid expenses	74,689	164,306
Prepaid taxes	—	—
Deferred tax	(3,713)	(34,833)
Deposits	(150,000)	—
Other assets	8,451	6,182
Payable for investment purchased	167,388	—
Liabilities	1,248,108	3,206,576
Purchases of equity investments	(4,416,837)	—
Purchases of debt instruments	(19,370,600)	(4,250,000)
Purchases of short term investments	(46,229,910)	(85,358,763)
Proceeds from equity investments	—	8,295,018
Proceeds from debt instruments	3,354,743	2,473,890
Sales/maturities of short term investments	83,445,244	37,935,975

Net cash provided (used) by operating activities	5,345,898	(37,248,034)

Cash flows from Financing Activities:
Issuance of common stock	—	60,478,127
Distributions to shareholders paid	(2,290,616)	—
Net borrowings under (repayments on) revolving line of credit	10,000,000	(10,025,000)

Net cash provided by financing activities	7,709,384	50,453,127

Net change in cash and cash equivalents for the period	13,055,282	13,205,093

Cash and cash equivalents, beginning of period	26,297,190	13,146,941

Cash and cash equivalents, end of period	$39,352,472	$26,352,034

  During the quarters ended January 31, 2006 and 2005, MVC Capital, Inc. paid $0 and $14,831 in interest expense, respectively.
  During the quarters ended January 31, 2006 and 2005, MVC Capital, Inc. paid $0 and $174,206 in income taxes, respectively.
Non-Cash Activity:
  During the three months ended January 31, 2006 and 2005, MVC Capital, Inc. recorded payment in kind dividend and interest of $432,530 and $146,839, respectively. This amount was added to the principal balance of the investments and recorded as interest/dividend income.
  During the three months ended January 31, 2006 and 2005, MVC Capital, Inc. was allocated $70,181 and $71,322, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of this amount, $29,967 and $1,797, respectively, was received in cash and the balance of $40,214 and $69,525, respectively, was undistributed and therefore increased the cost and fair value of the investment.
  On November 2, 2005, MVC Capital, Inc. re-issued 1,904 shares of treasury stock, in lieu of a cash distribution totaling $19,818, in accordance with the Fund’s dividend reinvestment plan.
  On December 27, 2005, MVC Capital, Inc. contributed $286,200 from the Timberland Machines & Irrigation, Inc.’s junior revolving line of credit for 29 shares of it’s common stock.
  On December 31, 2005, MVC Capital, Inc. exercised their ProcessClaims, Inc. warrants for 373,362 shares of preferred stock.
  On January 3, 2006, MVC Capital, Inc. exercised their warrant in Octagon Credit Investors, LLC. After the warrant was exercised, MVC Capital’s ownership increased. As a result, Octagon is now considered an affiliate as defined in the Investment Company Act of 1940. See Note 3 to the financial statements for further information regarding “Investment Classification.”
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Changes in Net Assets

	For the Quarter Ended	For the Quarter Ended	For the Year Ended
	January 31, 2006	January 31, 2005	October 31, 2005

	(Unaudited)	(Unaudited)
Operations:
Net operating income	$1,172,280	$881,667	$5,795,368
Net realized loss	(2,228,848)	(7,226,371)	(3,295,550)
Net change in unrealized appreciation	13,363,288	9,009,288	23,768,366

Net increase in net assets from operations	12,306,720	2,664,584	26,268,184

Shareholder Distributions:
Distributions to shareholders	(2,290,616)	—	(4,580,676)

Net decrease in net assets from shareholder distributions	(2,290,616)	—	(4,580,676)

Capital Share Transactions:
Issuance of common stock	—	60,478,127	60,478,127
Reissuance of treasury stock to purchase investment	—	—	1,400,000
Offering expenses	—	(500,000)	(402,296)
Reissuance of treasury stock in lieu of cash dividend	19,818	—	8,317

Net increase in net assets from capital share transactions	19,818	59,978,127	61,484,148

Total increase in net assets	10,035,922	62,642,711	83,171,656

Net assets, beginning of period	198,739,000	115,567,344	115,567,344

Net assets, end of period	$208,774,922	$178,210,055	$198,739,000

Common shares outstanding, end of period	19,088,470	18,938,990	19,086,566

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Selected Per Share Data and Ratios

	For the		For the		For the
	Quarter Ended		Quarter Ended		Year Ended
	January 31, 2006		January 31, 2005		October 31, 2005

	(Unaudited)		(Unaudited)
Net asset value, beginning of period	$10.41		$9.40		$9.40
Gain from operations:
Net operating income	0.06		0.06		0.32
Net realized and unrealized gain on investments	0.59		0.12		1.13

Total gain from investment operations	0.65		0.18		1.45

Less distributions from:
Income	(0.12)		—		(0.24)

Total distributions	(0.12)		—		(0.24)

Capital share transactions
Dilutive effect of share issuance	—		(0.17)		(0.20)

Total capital share transactions	—		(0.17)		(0.20)

Net asset value, end of period	$10.94		$9.41		$10.41

Market value, end of period	$12.00		$9.30		$11.25

Market premium (discount)	9.69%		(1.17)%		8.07%
Total Return — At NAV(a)	6.24%		0.11%		13.36%
Total Return — At Market(a)	7.73%		0.65%		24.38%
Ratios and Supplemental Data:
Net assets, end of period (in thousands)	$208,775		$178,210		$198,739
Ratios to average net assets:
Expenses excluding tax expense (benefit)	5.80%	(b)	3.40%	(b)	3.75%
Net operating income (loss) before tax expense (benefit)	2.52%	(b)	2.51%	(b)	3.28%
Expenses including tax expense (benefit)	6.01%	(b)	3.30%	(b)	3.69%
Net operating income (loss) after tax expense (benefit)	2.31%	(b)	2.61%	(b)	3.34%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b)	Annualized
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
January 31, 2006
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/ Non-affiliated investments — 16.76% (a, c, f, g)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares)(d)		$5,000,003	$—
Amersham Corp.	Manufacturer of Precision- Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010	$2,473,521	2,473,521	2,473,521
BP Clothing, LLC	Apparel	Second Lien Loan 12.3887%, 06/02/2009	8,541,667	8,393,667	8,541,667
DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares)(d)		4,520,350	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares)(d)		15,000,000	—
Henry Company	Building Products/ Specialty Chemicals	Term Loan A 7.8887%, 04/06/2011	3,000,000	3,000,000	3,000,000
		Term Loan B 12.1387%, 04/06/2011	2,000,000	2,000,000	2,000,000

				5,000,000	5,000,000

JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009(b)	3,125,437	3,064,644	3,125,437
Lumeta Corporation	Technology Investments	Preferred Stock (384,615 shares)(d)		250,000	43,511
		Preferred Stock (266,846 shares)(d)		156,489	156,489

				406,489	200,000

MainStream Data	Technology Investments	Common Stock (5,786 shares)(d)		3,750,000	—
SafeStone Technologies PLC	Technology Investments	Preferred Stock (2,106,378 shares)(d, e)		4,015,402	—
Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares)(d)		10,000,000	—
SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 14.3887%, 03/31/2010(b)	4,030,771	3,960,577	4,030,771
		Senior Subordinated Debt 17.0000%, 03/31/2012(b)	6,726,839	6,483,068	6,726,839

				10,443,645	10,757,610

Strategic Outsourcing, Inc.	Professional Employer Organization	Loan Assignment 10.0400%, 08/03/2010(h)	4,247,312	4,247,312	4,247,312
		Loan Assignment 9.9200%, 08/03/2010(h)	537,634	537,634	537,634
		Loan Assignment 9.8600%, 08/03/2010(h)	107,527	107,527	107,527

				4,892,473	4,892,473

Sub Total Non-control/Non-affiliated investments				76,960,194	34,990,708

Affiliate investments — 22.94% (a, c, f, g)
Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (993,907 shares)		5,442,288	6,028,443
Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares)(d)		7,000,000	—
Impact Confections, Inc.	Confections Manufacturing and Distribution	Senior Subordinated Debt 17.0000%, 07/30/2009(b)	5,288,133	5,196,965	5,288,133
		Senior Subordinated Debt 8.3887%, 07/29/2008	325,000	319,465	325,000
		Common Stock (252 shares)(d)		2,700,000	2,700,000

				8,216,430	8,313,133

Octagon Credit Investors, LLC	Financial Services	Senior Subordinated Debt 15.0000%, 05/07/2011(b)	5,167,874	4,599,776	4,700,641
		Limited Liability Company Interest		1,315,071	2,900,000

				5,914,847	7,600,641

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
January 31, 2006
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

ProcessClaims, Inc.	Technology Investments	Preferred Stock (6,250,000 shares)(d)		$2,000,000	$4,550,000
		Preferred Stock (849,257 shares)(d)		400,000	740,000
		Preferred Stock (373,362 shares)(d)		20	410,000

				2,400,020	5,700,000

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (500,000 shares)(d)		5,000,000	8,500,000
		Preferred Stock (1,000,000 shares)(b)		10,649,459	10,649,459
		Warrants (d)		—	1,100,000

				15,649,459	20,249,459

Sub Total Affiliate investments				44,623,044	47,891,676

Control investments — 34.25%(a, c, f, g)
Baltic Motors Corporation	Automotive Dealership	Senior Subordinated Debt 10.0000%, 06/24/2007(e)	$4,500,000	4,500,000	4,500,000
		Common Stock (54,947 shares)(d, e)		6,000,000	10,720,000

				10,500,000	15,220,000

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares)(d)		17,000,000	17,000,000
SGDA Sanierungsgesellschaft fur Deponien und Altlasten	Soil Remediation	Revolving Line of Credit 7.0000%, 08/25/2006(e)	1,308,300	1,308,300	1,308,300
		Term Loan 7.0000%, 08/25/2009(e)	4,579,050	4,319,104	4,319,104
		Bridge Loan 7.0000%, 04/30/2006(e)	300,000	300,000	300,000
		Equity Interest(e)		315,000	315,000

				6,242,404	6,242,404

Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 17.0000%, 08/04/2009(b)	6,390,354	6,310,076	6,390,354
		Junior Revolving Line of Credit 12.5000%, 07/07/2007	2,963,800	2,963,800	2,963,800
		Common Stock (479 shares)(d)		4,786,200	4,786,200
		Warrants(d)		—	—

				14,060,076	14,140,354

Turf Products, LLC	Distributor — Landscaping and	Senior Subordinated Debt 15.0000%, 11/30/2010(b)	7,526,301	7,471,999	7,526,301
	Irrigation Equipment	Limited Liability Company Interest(d)		4,074,750	4,074,750
		Warrants(d)		—	—

				11,546,749	11,601,051

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares)(d)		5,500,000	—
		Preferred Stock (6,443,188 shares)(d)		1,134,001	2,700,000

				6,634,001	2,700,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011	900,000	900,000	900,000
		Common Stock (81,000 shares)(d)		1,850,000	3,700,000

				2,750,000	4,600,000

Sub Total Control Investments				68,733,230	71,503,809

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
January 31, 2006
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Short Term Investments — 6.64%(f)
U.S. Treasury Bills	U.S. Government & Agency Securities	3.7900%, 02/09/2006	$2,901,000	$2,898,479	$2,898,479
		3.6800%, 02/16/2006	5,359,000	5,350,805	5,350,805
		3.9000%, 02/23/2006	5,620,000	5,606,400	5,606,400

				13,855,684	13,855,684

Sub Total Short Term Investments				13,855,684	13,855,684

TOTAL INVESTMENT ASSETS — 80.59%(f)				$204,172,152	$168,241,877

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Baltic Motors Corporation, Safestone Technologies PLC and SGDA Sanierungsgesellschaft fur Deponien und Altlasten. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $208,774,922 as of January 31, 2006.

(g)	See Note 3 to the financial statements for further information regarding “Investment Classification.”

(h)	This security has several portions which accrue at different interest rates. All rates are LIBOR plus 5.25%, but the borrower can choose the 1, 2, 3 or 6 month LIBOR rate for each strip. The rates disclosed are as of January 31, 2006. Maturity date disclosed is the ultimate maturity date.

—	Denotes zero cost/fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2005

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/ Non-affiliated investments — 16.95% (a, c, g, h)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares)(d)		$5,000,003	$—
Amersham Corp.	Manufacturer of Precision- Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010	$2,473,521	2,473,521	2,473,521
BP Clothing, LLC	Apparel	Second Lien Loan 11.8406%, 06/02/2009	9,166,667	8,998,430	9,166,667
DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares)(d)		4,520,350	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares)(d)		15,000,000	—
Integral Development Corporation	Technology Investments	Convertible Credit Facility 11.7500%, 12/31/2005(e)	1,122,216	1,121,520	1,122,216
JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009(b)	3,090,384	3,025,871	3,090,384
Lumeta Corporation	Technology Investments	Preferred Stock (384,615 shares)(d)		250,000	43,511
		Preferred Stock (266,846 shares)(d)		156,489	156,489

				406,489	200,000

MainStream Data	Technology Investments	Common Stock (5,786 shares)(d)		3,750,000	—
Octagon Credit Investors, LLC	Financial Services	Senior Subordinated Debt 15.0000%, 05/07/2011(b)	5,145,912	4,560,740	4,664,794
		Limited Liability Company Interest		724,857	1,228,038
		Warrants (d)		550,000	1,069,457

				5,835,597	6,962,289

SafeStone Technologies PLC	Technology Investments	Preferred Stock (2,106,378 shares)(d, f)		4,015,402	—
Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares)(d)		10,000,000	—
SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 13.8406%, 03/31/2010(b)	4,020,488	3,947,304	4,020,488
		Senior Subordinated Debt 17.0000%, 03/31/2012(b)	6,650,360	6,401,062	6,650,360

				10,348,366	10,670,848

Sub Total Non-control/ Non-affiliated investments				74,495,549	33,685,925
Affiliate investments — 16.29% (a, c, g, h)
Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (909,091 shares)(d)		5,000,000	5,514,000
Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares)(d)		7,000,000	—
Impact Confections, Inc.	Confections Manufacturing	Senior Subordinated Debt 17.0000%, 07/30/2009(b)	5,228,826	5,133,069	5,228,826
	and Distribution	Senior Subordinated Debt 7.8406%, 07/29/2008	325,000	318,986	325,000
		Common Stock (252 shares)(d)		2,700,000	2,700,000

				8,152,055	8,253,826

ProcessClaims, Inc.	Technology Investments	Preferred Stock (6,250,000 shares)(d)		2,000,000	2,000,000
		Preferred Stock (849,257 shares)(d)		400,000	400,000
		Preferred Stock Warrants(d)		20	—

				2,400,020	2,400,000

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (500,000 shares)(d)		5,000,000	5,000,000
		Preferred Stock (1,000,000 shares)(b)		10,517,984	10,517,984
		Warrants (d)		—	700,000

				15,517,984	16,217,984

Yaga, Inc.	Technology Investments	Preferred Stock (300,000 shares)(d)		300,000	—
		Preferred Stock (1,000,000 shares)(d)		2,000,000	—

				2,300,000	—

Sub Total Affiliate investments				40,370,059	32,385,810

Control investments — 28.30% (a, c, g, h)
Baltic Motors Corporation	Automotive Dealership	Senior Subordinated Debt 10.0000%, 06/24/2007(f)	4,500,000	4,500,000	$4,500,000
		Common Stock (54,947 shares)(d, f)		6,000,000	7,500,000

				10,500,000	12,000,000

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares)(d)		17,000,000	17,000,000
SGDA Sanierungsgesellschaft	Soil Remediation	Revolving Line of Credit 7.0000%, 08/25/2006(f)	1,237,700	1,237,700	1,237,700
fur Deponien und Altlasten		Term Loan 7.0000%, 08/25/2009(f)	4,579,050	4,304,560	4,304,560
		Equity Interest(f)		315,000	315,000

				5,857,260	5,857,260

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
October 31, 2005

Company	Industry	Investment	Principal	Cost	Fair Value

Timberland Machines & Irrigation, Inc.	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 17.0000%, 08/04/2009(b)	$6,318,684	$6,234,373	$6,318,684
		Junior Revolving Line of Credit 12.5000%, 07/07/2007	3,250,000	3,250,000	3,250,000
		Common Stock (450 shares)(d)		4,500,000	4,500,000
		Warrants(d)		—	—

				13,984,373	14,068,684

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares)(d)		5,500,000	—
		Preferred Stock (6,443,188 shares)(d)		1,134,001	2,700,000

				6,634,001	2,700,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011	900,000	900,000	900,000
		Common Stock (81,000 shares)(d)		1,850,000	3,700,000

				2,750,000	4,600,000

Sub Total Control Investments				56,725,634	56,225,944

Short Term Investments — 25.67%(g)
U.S. Treasury Bills	U.S. Government & Agency Securities	3.4400%, 12/01/2005	14,600,000	14,560,162	14,560,162
		3.2200%, 12/29/2005	9,865,000	9,812,368	9,812,368
		3.6300%, 01/12/2006	14,856,000	14,750,225	14,750,225
		3.4300%, 01/19/2006	12,000,000	11,904,147	11,904,147

				51,026,902	51,026,902

Sub Total Short Term Investments				51,026,902	51,026,902

TOTAL INVESTMENT ASSETS — 87.21%(g)				$222,618,144	$173,324,581

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Baltic Motors Corporation, Safestone Technologies PLC and SGDA Sanierungsgesellschaft fur Deponien und Altlasten. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	Also received warrants to purchase a number of shares of preferred stock to be determined upon exercise.

(f)	The principal operations of these portfolio companies are located outside of the United States.

(g)	Percentages are based on net assets of $198,739,000 as of October 31, 2005.

(h)	See Note 3 to the financial statements for further information regarding “Investment Classification.”

—	Denotes zero cost/fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements
January 31, 2006
(Unaudited)

1.	Basis of Presentation
      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Certain amounts have been reclassified to adjust to current period presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the year ended October 31, 2005, as filed with the United States Securities and Exchange Commission (the “SEC”) on December 22, 2005 (File No. 814-00201).

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

3.	Investment Classification
      As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that we are deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of us, as defined in the 1940 Act, other than Control Investments. “Non-Control/ Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under that 1940 Act, we are deemed to control a company in which we have invested if we own 25% or more of the voting securities of such company or have greater than 50% representation on its board. We are deemed to be an affiliate of a company in which we have invested if we own 5% or more and less than 25% of the voting securities of such company.

4.	Concentration of Market Risk
      Financial instruments that subjected the Fund to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 69.28% of the Fund’s total assets at January 31, 2006. As discussed in Note 5, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Fund’s fair value policies and procedures. The Fund’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Fund’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Fund’s cash balances, if not large enough to be invested in 90-day Treasury Bills or oth er high quality, highly liquid investments, are swept into designated money market accounts.

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)

5.	Portfolio Investments

For the Quarter Ended January 31, 2006
      During the three months ended January 31, 2006, the Fund made three new investments, committing capital totaling approximately $21.6 million. The investments were made in Turf Products, LLC (“Turf”), Strategic Outsourcing, Inc. (“SOI”) and Henry Company (“Henry”). The amounts invested were $11.6 million, $5.0 million and $5.0 million, respectively.
      The Fund also made three follow-on investments in existing portfolio companies committing capital totaling approximately $2.5 million. In December 2005 and January 2006, the Fund invested approximately $442,000 in Dakota Growers Pasta Company, Inc. (“Dakota”) by purchasing an additional 84,816 shares of common stock at an average price of $5.21 per share. On December 22, 2005, the Fund extended to Baltic Motors Corporation (“Baltic”) a $1.8 million revolving bridge note. Baltic immediately drew down $1.5 million from the note. On January 12, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The facility expired on January 31, 2006 and has been removed from the Fund’s books. On January 12, 2006, the Fund extended to SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”) a $300,000 bridge loan.
      At the beginning of the 2006 fiscal year, the revolving credit facility provided to SGDA had a balance drawn of approximately $1.2 million. During December 2005, SGDA drew down an additional $70,600 from the same revolving credit facility. As of January 31, 2006, the entire $1.3 million facility was drawn in full.
      Effective December 27, 2005, the Fund converted $286,200 of the Timberland Machines & Irrigation, Inc. (“Timberland”) junior revolving line of credit into 28.62 shares of common stock at a price of $10,000 per share. As a result, the Fund now owns 478.62 common shares of Timberland and the funded debt under the junior revolving line of credit has been reduced from $3.25 million to approximately $2.96 million.
      Effective December 31, 2005, the Fund received 373,362 shares of Series E preferred stock of ProcessClaims, Inc. (“ProcessClaims”) in exchange for its rights under a warrant issued by ProcessClaims that has been held by the Fund since May 2002. On January 5, 2006, the Valuation Committee of the Fund’s board of directors (“Valuation Committee”) increased the fair value of the Fund’s entire investment in ProcessClaims by $3.3 million.
      On January 3, 2006, the Fund exercised its warrant ownership in Octagon Credit Investors, LLC (“Octagon”) which increased its existing membership interest in Octagon. As a result, Octagon is now considered an affiliate under the definition of the 1940 Act.
      Due to the dissolution of Yaga, Inc. (“Yaga”), the Fund realized losses on its investment in Yaga totaling $2.3 million during the quarter ended January  31, 2006. The Fund received no proceeds from this company and it has been removed from the Fund’s books. The Valuation Committee previously decreased the fair value of the Fund’s investment in this company to zero and as a result, the realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the transaction on the Fund’s consolidated statement of operations and NAV was zero.
      On December 21, 2005, Integral Development Corporation (“Integral”) prepaid its senior credit facility from the Fund in full. The amount of proceeds the Fund received from the repayment was approximately $850,000. This amount included all outstanding principal and accrued interest. The Fund recorded no gain or loss as a result of the repayment. Under the terms of the early repayment, the Fund returned its warrants to Integral for no consideration.
      During the three months ended January 31, 2006, the Valuation Committee increased the fair value of the Fund’s investments in Baltic common stock by $3.2 million, Dakota common stock by approximately $72,000, Octagon’s membership interest by approximately $562,000, Process Claims preferred stock by

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
$3.3 million and Vitality Foodservice, Inc. (“Vitality”) common stock and warrants by $3.5 million and $400,000, respectively. In addition, increases in the cost basis and fair value of the loans to Impact Confections, Inc. (“Impact”), JDC Lighting, LLC (“JDC”), Octagon, SP Industries, Inc. (“SP”), Timberland, Turf and the Vitality preferred stock were due to the receipt of payment in kind (PIK) interest/dividends totaling $432,530. Also during the three month period ended January 31, 2006, the undistributed allocation of flow through income from the Fund’s equity investment in Octagon increased the cost basis and fair value of the Fund’s investment by $40,214.
      At January 31, 2006, the fair value of all portfolio investments, exclusive of short-term securities, was $154.4 million with a cost basis of $190.3 million. At October 31, 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $122.3 million with a cost basis of $171.6 million.

For the Year Ended October 31, 2005
      During the year ended October 31, 2005, the Fund made six new investments, committing capital totaling approximately $48.8 million. The investments were made in JDC, SGDA, SP, BP Clothing, LLC (“BP”), Ohio Medical Corporation (“Ohio”) and Amersham Corporation (“Amersham”). The amounts invested were $3.0 million, $5.8 million, $10.5 million, $10 million, $17 million and $2.5 million, respectively.
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
      Also, during the year ended October 31, 2005, the Fund sold its entire investment in Sygate Technologies, Inc. (“Sygate”) and received $14.4 million in net proceeds. In addition, approximately $1.6 million or 10% of proceeds from the sale were deposited in an escrow account for approximately one year. Due to the contingencies associated with the escrow, the Fund has not presently placed any value on the proceeds deposited in escrow and has therefore not factored such proceeds into the Fund’s increased NAV. The realized gain from the $14.4 million in net proceeds received was $10.4 million. The Fund also sold 685,679 shares of Mentor Graphics Corp. (“Mentor Graphics”) receiving net proceeds of approximately $9.0 million and realized a gain on the shares sold of approximately $5.0 million. The Fund also received approximately $300,000 from the escrow related to the 2004 sale of BlueStar Solutions, Inc. (“BlueStar”).
      The Fund realized losses on CBCA, Inc. (“CBCA”) of approximately $12.0 million, Phosistor Technologies, Inc. (“Phosistor”) of approximately $1.0 million and ShopEaze Systems, Inc. (“ShopEaze”) of approximately $6.0 million. The Fund received no proceeds from these companies and they have been removed from the Fund’s books. The Valuation Committee previously decreased the fair value of the Fund’s

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
investment in these companies to zero and as a result, the realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the transactions on the Fund’s consolidated statement of operations and NAV was zero.
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
      The Fund continued to receive principal repayments on the debt securities of Integral and BP. Integral made payments during the year ended October 31, 2005, according to its credit facility agreement totaling $1,683,336. BP made two quarterly payments during the year ended totaling $833,333. Also, the Fund received a one time, early repayment of Vestal’s debt securities totaling $100,000.
      During the year ended October 31, 2005, the Valuation Committee increased the fair value of the Fund’s investments in Baltic by $1.5 million, Dakota by $514,000, Octagon by $1,022,638, Sygate by $7.5 million (which was later realized), Vendio Services, Inc. (“Vendio”) by $1,565,999, Vestal by $1,850,000 and Vitality by $700,000. In addition, increases in the cost basis and fair value of the Octagon loan, Impact loan, Timberland loan, Vitality Series A preferred stock, JDC loan and SP loans were due to the receipt of “payment in kind” interest/dividends totaling $1,370,777. Also during the year ended October 31, 2005, the undistributed allocation of flow through income from the Fund’s equity investment in Octagon increased the cost basis and fair value of the investment by $114,845.
      At October 31, 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $122.3 million with a cost of $171.6 million. At October 31, 2004, the fair value of all portfolio investments, exclusive of short-term securities, was $78.5 million with a cost of $151.6 million.

6.	Commitments and Contingencies
      On May 7, 2004, the Fund provided a $5,000,000 senior secured credit facility to Octagon. This credit facility expires on May 6, 2007 and can be automatically extended until May 6, 2009. The credit facility bears interest at LIBOR plus 4%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On April 5, 2005, Octagon drew $1.5 million from the credit facility and repaid it in full on June 15, 2005. As of January 31, 2006, no outstanding borrowings remained. Please see “Subsequent Events” for more information.
      On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20 million revolving credit facility with LaSalle Bank National Association (the “Bank”). On July 20, 2005, the Fund amended the Credit Facility (the “Credit Facility”). The maximum aggregate loan amount under the Credit Facility was increased from $20 million to $30 million. Additionally, the maturity date was extended from October 31, 2005 to August 31, 2006. All other material terms of the Credit Facility remained unchanged. On January 27, 2006, the Fund borrowed $10 million under the Credit Facility. The $10 million borrowed under the Credit Facility was repaid in full by February 3, 2006. Borrowings under the Credit Facility, will bear interest, at the Fund’s option, at either a fixed rate equal to the LIBOR rate (for one, two, three or six months), plus 1.00% per annum, or at a floating rate equal to the Bank’s prime rate in effect from time to time, minus 1.00% per annum.

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
      On February 16, 2005, the Fund entered into a sublease (the “Sublease”) for a larger space in the building in which the Fund’s current executive offices are located. The Sublease is scheduled to expire on February 28, 2007. Future payments under the Sublease total approximately $167,000 in fiscal year 2006 and $75,000 in fiscal year 2007. The Fund’s previous lease was terminated effective March 1, 2005, without penalty. The building in which the Fund’s executive offices are located, 287 Bowman Avenue, is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. See Note 7 “Management” for more information on Mr. Tokarz.
      During February 2005, the Fund made available to SGDA, a $1,308,300 revolving credit facility that bears interest at 7%. The credit facility expires on August 25, 2006. During fiscal year 2006, SGDA drew $70,600 from the credit facility. As of January 31, 2006, the $1,308,300 in borrowings remained outstanding.
      On July 8, 2005 the Fund extended Timberland a $3.25 million junior revolving note that bears interest at 12.5% and expires on July 7, 2007. The Fund also receives a fee of 0.25% on the unused portion of the note. As of October 31, 2005, the total amount outstanding on the note was $3.25 million. On December 27, 2005, the Fund converted $286,200 of the Timberland junior revolving line of credit into 28.62 shares of common stock at a price of $10,000 per share. As a result, the Fund now owns 478.62 common shares and the funded debt under the junior revolving line of credit has been reduced from $3.25 million to approximately $2.96 million. As of January 31, 2006, the total amount outstanding on the note was approximately $2.96 million.
      On June 30, 2005, the Fund has pledged its common stock of Ohio to Guggenheim Corporate Funding, LLC (“Guggenheim”) to collateralize a loan made by Guggenheim to Ohio.
      On December 22, 2005, the Fund extended to Baltic a $1.8 million revolving bridge note. The note bears interest at 12% and had a maturity date of January  31, 2006. Baltic immediately drew $1.5 million from the note. On January 12, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The revolver matured on January 31, 2006 and has been removed from the Fund’s books.
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
      The Fund enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Fund’s maximum exposure under these arrangements is unknown. However, the Fund has not experienced claims or losses pursuant to these contracts and expects the risk of loss related to indemnifications to be remote.

7.	Management
      On November 6, 2003, Michael Tokarz assumed his positions as Chairman, Portfolio Manager and Director of the Fund. As Portfolio Manager, Mr. Tokarz will be compensated by the Fund based upon his performance as the Portfolio Manager. Under the terms of his agreement with the Fund, the Fund will pay Mr. Tokarz incentive compensation in an amount equal to the lesser of (a) 20% of the net income of the Fund for the fiscal year; or (b) the sum of (i) 20% of the net capital gains realized by the Fund in respect of the investments made during his tenure as Portfolio Manager; and (ii) the amount, if any, by which the Fund’s total expenses for a fiscal year were less than two percent of the Fund’s net assets (determined as of the last day of the period). Any payments to be made shall be calculated based upon the audited financial statements of the Fund for the applicable fiscal year and shall be paid as soon as practicable following the completion of such audit. Mr. Tokarz has determined to allocate a portion of the incentive compensation to certain employees of the Fund. On October 31, 2005, the Fund’s Board of Directors and Mr. Tokarz agreed to extend the term of Mr. Tokarz’s current agreement with the Fund for an additional year. For the year ended

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
October 31, 2005, Mr. Tokarz received no cash or other compensation from the Fund pursuant to his contract. Please see Note 8 “Incentive Compensation” for more information.

8.	Incentive Compensation
      Under the terms of the Fund’s agreement with Mr. Tokarz, as discussed in Note 7 “Management,” during the year ended October 31, 2005, the Fund created a provision for $1,117,328 of estimated incentive compensation accounted for as a current expense. During the quarter ended January 31, 2006, this provision was increased by $1,550,889. The increase in the provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of four of the Fund’s portfolio investments: Baltic, Dakota, Octagon, and Vitality which are subject to the Fund’s agreement with Mr. Tokarz, by a total of $7,754,446. This reserve balance of $2,668,217 will remain unpaid until net capital gains are realized, if ever, by the Fund. Pursuant to Mr. Tokarz’s agreement with the Fund, only after a realization event may the incentive compensation be paid to him. Mr. Tokarz has determined to allocate a portion of the incentive compensation to certain employees of the Fund. During the year ended October 31, 2005 and the quarter ended January 31, 2006, Mr. Tokarz was paid no cash or other compensation. Without this reserve for incentive compensation, operating expenses would have been approximately $1.40 million instead of the $2.95 million as reported in the Statement of Operations for the quarter ended January 31, 2006. This would have resulted in net operating income of $2.72 million instead of the $1.17 million, as reported in the Statement of Operations for the quarter ended January 31, 2006.

9.	Tax Matters
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

10.	Dividends and Distributions to Shareholders
      As a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), the Fund is required to distribute to its shareholders, in a timely manner, at least 90% of its investment company taxable and tax-exempt income each year. If the Fund distributes, in a calendar year, at least 98% of its ordinary income for such calendar year and its capital gain net income for the 12-month period ending on October 31 of such calendar year (as well as any portion of the respective 2% balances not distributed in the previous year), it will not be subject to the 4% non-deductible federal excise tax on certain undistributed income of RICs.
      Dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid quarterly according to the Fund’s policy established on July  11, 2005. An additional distribution may be paid by the Fund to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Fund either in the form of a cash distribution or a stock dividend. The amount and character of income and capital gain distributions are determined in accordance with income tax regulations which may differ from accounting principles generally accepted in the United States of America. These differences are due primarily to differing treatments of income and gain on various investment securities held by the Fund, timing differences and differing characterizations of distributions made by the Fund. Permanent book and tax basis differences relating to shareholder distributions will result in reclassifications and may affect the allocation between net operating income, net realized gain (loss) and paid in capital.

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)

For the Quarter Ended January 31, 2006
      On July 11, 2005, the Fund’s board of directors announced that it has approved the Fund’s establishment of a policy seeking to pay quarterly dividends to shareholders. On December 20, 2005, the Fund’s board of directors declared a dividend of $.12 per share payable on January 31, 2006 to shareholders of record on December 30, 2005. The ex-dividend date was December 28, 2005. The total distribution amounted to $2,290,616 including distributions reinvested. In accordance with the Fund’s dividend reinvestment plan (the “Plan”), Computershare Ltd. (f/k/a Equiserve), the Plan Agent, re-issued 1,904 shares of common stock from the Fund’s treasury to shareholders participating in the Plan.

11.	Segment Data
      The Fund’s reportable segments are its investing operations as a business development company, MVC Capital, Inc., and the financial advisory operations of its wholly-owned subsidiary, MVC Financial Services, Inc.
      The following table presents book basis segment data for the three month period ended January 31, 2006:

	MVC	MVCFS	Consolidated

Interest and dividend income	$3,223,979	$25,418	$3,249,397
Fee income	13,457	839,195	852,652
Other income	121,604	—	121,604
Total operating income	3,359,040	864,613	4,223,653
Total operating expenses	2,900,112	46,372	2,946,484
Net operating income before taxes	458,928	818,241	1,277,169
Tax expense (benefit)	—	104,889	104,889
Net operating income	458,928	713,352	1,172,280
Net realized gain (loss) on investments and foreign currency	(2,228,848)	—	(2,228,848)
Net change in unrealized appreciation on investments	13,363,288	—	13,363,288
Net increase in net assets resulting from operations	$11,593,368	$713,352	$12,306,720
      In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc.

12.	Legal Proceedings
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

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
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
      On February 1, 2006, Octagon drew $250,000 from the credit facility provided to it by the Fund. The facility was repaid in full including, all accrued interest on February 23, 2006.
      Also on February 1, 2006, the Fund provided $8 million in equity and a $7 million bridge loan to SIA BM Auto an automotive distributor incorporated in Latvia. The bridge loan bears interest at 12% and has a maturity date of April 3, 2006.
      On February 20, 2006, Robert Everett notified the Fund that he determined to resign from the Fund’s board of directors, effective immediately, to pursue other opportunities. Mr. Everett’s resignation did not involve a disagreement with the Fund on any matter.
      On February 23, 2006, in accordance with the nomination and recommendation of the Fund’s Nominating/ Corporate Governance/ Strategy Committee, Mr. William E. Taylor was appointed to serve on the Fund’s board of directors. Mr. Taylor was also appointed to serve on the Audit Committee and Nominating/ Corporate Governance/ Strategy Committee of the Fund’s board of directors. From 1976 through May, 2005, Mr. Taylor was a Partner at Deloitte & Touche.
      On February 24, 2006, BP Clothing, LLC repaid its second lien loan from the Fund in full. The amount of the proceeds received from the prepayment was approximately $8.7 million. This amount included all outstanding principal, accrued interest, accrued monitoring fees and an early prepayment fee.

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
SELECTED CONSOLIDATED FINANCIAL DATA:
      Financial information for the fiscal year ended October 31, 2005 is derived from the consolidated financial statements, which have been audited by Ernst & Young LLP, the Fund’s independent registered public accountants. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.

Selected Consolidated Financial Data

	Quarter Ended	Quarter Ended	Year Ended
	January 31,	January 31,	October 31,

	2006	2005	2005

	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$3,249	$1,626	$9,457
Fee income	853	180	1,809
Other income	122	189	933

Total operating income	4,224	1,995	12,199
Expenses:
Employee	651	434	2,336
Incentive compensation (Note 8)	1,551	—	1,117
Administrative	745	714	3,052

Total operating expenses	2,947	1,148	6,505

Net operating income (loss) before taxes	1,277	847	5,694
Tax expense (benefit), net	105	(35)	(101)

Net operating income (loss)	1,172	882	5,795
Net realized and unrealized gains (losses):
Net realized gains (losses)	(2,228)	(7,226)	(3,295)
Net change in unrealized appreciation (depreciation)	13,363	9,009	23,768

Net realized and unrealized gains (losses) on investments	11,135	1,783	20,473

Net increase (decrease) in net assets resulting from operations	$12,307	$2,665	$26,268

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$0.65	$0.18	$1.45
Dividends per share	$0.12	$—	$0.24
Balance Sheet Data:
Portfolio at value	$154,386	$74,062	$122,298
Portfolio at cost	190,316	138,115	171,591
Total assets	222,831	182,401	201,379
Shareholders’ equity	208,775	178,210	198,707
Shareholders’ equity per share (net asset value)	$10.94	$9.41	$10.41
Common shares outstanding at period end	19,088	18,939	19,087
Other Data:
Number of Investments funded in period	6	2	9
Investments funded($) in period	$24,117	$4,250	$53,836

	2006	2005				2004

	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3(1)	Qtr 2	Qtr 1

	(In thousands except per share data)
Quarterly Data (Unaudited):
Total operating income	$4,224	$3,361	$4,404	$2,439	$1,995	$1,811	$951	$508	$716
Net operating income (loss) before net realized and unrealized gains	1,172	1,612	2,480	821	882	665	281	(498)	(430)
Net increase (decrease) in net assets resulting from operations	12,307	8,933	10,310	4,360	2,665	3,274	4,922	1,104	2,305
Net increase (decrease) in net assets resulting from operations per share	0.65	0.46	0.58	0.23	0.18	0.27	0.41	0.09	0.14
Net asset value per share	10.94	10.41	10.06	9.64	9.41	9.40	9.25	8.85	8.76

(1)	Data for 2004 differs from that which was filed on Form 10-Q on September 9, 2004, due to a reclassification of investment income and related expenses which had previously been accrued for.
OVERVIEW
      The Fund is a non-diversified closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act. The Fund’s investment objective is to seek to maximize total return from capital appreciation and/or income.
      On November 6, 2003, Mr. Tokarz assumed his positions as Chairman and Portfolio Manager of the Fund. He and the Fund’s investment professionals are seeking to implement the Fund’s investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries.
      The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. In the year ended October 31, 2005, we made six new investments and three additional investments in existing portfolio companies, committing capital totaling approximately $53.8 million pursuant to its new investment objective. During the quarter ended January 31, 2006, we made three new investments and three additional investments in existing portfolio companies, committing capital totaling approximately $24.1 million.
      Prior to the adoption of our current investment objective, the Fund’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Fund’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of January 31, 2006, 3.86% of the current fair value of our assets consisted of portfolio investments made by the Fund’s former management team pursuant to the prior investment objective. We are, however, seeking to manage these legacy investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.
      Our new portfolio investments are made pursuant to our current objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income. Under our investment approach, we are permitted to invest, without limit, in any one portfolio company, subject to any diversification limits required in order for us to continue to qualify as a RIC under Subchapter M of the Code.
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
      We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner or investment adviser to a private equity or other investment fund(s). Additionally, we may also acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds.
OPERATING INCOME
      For the Quarters Ended January 31, 2006 and 2005. Total operating income was $4.2 million for the quarter ended January 31, 2006 and $2.0 million for the quarter ended January 31, 2005, an increase of $2.2 million.

For the Quarter Ended January 31, 2006
      Total operating income was $4.2 million for the quarter ended January 31, 2006. The increase in operating income over the same period last year was primarily due to the increase in the number of investments that provide the Fund with current income. The main components of investment income were the interest and dividend income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Fund and MVCFS. The Fund earned approximately $2.65 million in interest and dividend income from investments in portfolio companies. Of the $2.65 million recorded in interest/dividend income, approximately $430,000 was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Fund’s investments yielded rates from 7% to 17%. Also, the Fund earned approximately $600,000 in interest income on its cash equivalents and short-term investments. The Fund received fee income and other income from portfolio companies and other entities totaling approximately $850,000 and $120,000, respectively. Included in other income is flow through income from limited liability companies and cash received from the Mentor Graphics multi-year earnout. Please see the Fund’s 2005 Annual Report on Form 10-K for more information regarding the Mentor Graphics earnout.

For the Quarter Ended January 31, 2005
      Total investment income was $2.0 million for the quarter ended January 31, 2005. The significant components of the Fund’s investment income were interest income earned on loans to portfolio companies and the Fund’s receipt of closing and monitoring fees from certain portfolio companies. The Fund earned approximately $1.35 million in interest and dividend income from investments in portfolio companies. The Fund’s investments yielded rates from 10% to 17.0%. Also, the Fund earned approximately $280,000 in interest income on its cash equivalents and short-term investments during the quarter ended January 31, 2005. The Fund received fee income and other income from portfolio companies totaling approximately $180,000 and $190,000, respectively.
OPERATING EXPENSES
      For the Quarters Ended January 31, 2006 and 2005. Operating expenses were $2.9 million for the quarter ended January 31, 2006 and $1.1 million for the quarter ended January 31, 2005, an increase of $1.8 million.

For the Quarter Ended January 31, 2006
      Operating expenses were $2.9 million or 5.80% of average net assets, when annualized, for the quarter ended January 31, 2006. Significant components of operating expenses for the quarter ended January 31, 2006, included salaries and benefits of $650,453, estimated provision for incentive compensation expense of $1,550,889, insurance premium expenses of $129,706, legal fees of $125,001 and facilities related expenses of $165,314. Estimated incentive compensation expense is a non-cash, not yet payable, provisional expense relating to Mr. Tokarz’s compensation arrangement with the Fund.
      The increase in the Fund’s operating expenses in the quarter ended January 31, 2006, was primarily due to the provision for estimated incentive compensation and an increase in the number of employees needed to service the larger portfolio. Also, the Fund’s rent and other facility related expenses increased primarily due to the Fund’s procurement of larger office space to accommodate the Fund’s increased number of employees. See Note 6 “Commitments and Contingencies” for more information.
      Pursuant to the terms of the Fund’s agreement with Mr. Tokarz, during the quarter ended January 31, 2006, the Fund increased its provision for incentive compensation by $1,550,889. The increase in the provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of four of the Fund’s portfolio investments: Baltic, Dakota, Octagon, and Vitality which are subject to the Fund’s agreement with Mr. Tokarz, by a total of $7,754,446. This reserve balance of $2,668,217 may not be payable until net capital gains are realized, if ever, by the Fund. Pursuant to Mr. Tokarz’s agreement with the Fund, only after a realization event, may the incentive compensation be paid to him. Mr. Tokarz has determined to allocate a portion of his incentive compensation to certain employees of the Fund. During the quarter ended October 31, 2006, Mr. Tokarz was paid no cash or other compensation. Without this reserve for incentive compensation, operating expenses would have been approximately $1.40 million or 2.75% of average net assets when annualized as compared to 5.80% which is reported on the Consolidated Per Share Data and Ratios, for the quarter ended January 31, 2006. Please see Note 8 “Incentive Compensation” for more information.
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
      In February 2004, the Fund renewed its Directors & Officers/ Professional Liability Insurance policies at an expense of approximately $719,000 which was amortized over the life of the policy. The prior policy premium was $1.4 million.
      During the quarter ended January 31, 2005, the Fund had $107,357 in other expenses. Included in this amount were expenses for professional fees related to deal expenses and other miscellaneous expenses.
REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES
      For the Quarters Ended January 31, 2006 and 2005. Net realized losses for the quarter ended January 31, 2006 and 2005 were $2.2 million and $7.2 million, respectively, a decrease of $5 million.

For the Quarter Ended January 31, 2006
      Net realized losses for the quarter ended January 31, 2006 were $2.2 million. The two significant components of the Fund’s net realized loss for the quarter ended January 31, 2006 were realized losses on Yaga and the receipt of cash from a former portfolio company, Annuncio Software, Inc. (“Annuncio”).

      During the quarter ended January 31, 2006, the Fund received notification of the final dissolution of Yaga. The Fund received no proceeds from the dissolution of this company and the investment has been removed from the Fund’s books. The Fund realized a loss of $2.3 million as a result of this dissolution. The fair value of Yaga was previously written down to zero and therefore the net effect of its removal was zero on the current period’s consolidated statement of operations and net asset value.
      The Fund also received a payout related to a former portfolio company Annuncio of approximately $70,000.

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
UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES
      For the Quarters Ended January 31, 2006 and 2005. The Fund had a net change in unrealized appreciation on portfolio investments of $13.4 million for the quarter ended January 31, 2006. The Fund had a net change in unrealized appreciation on portfolio investments of $9.0 million for the quarter ended January 31, 2005.

For the Quarter Ended January 31, 2006
      The Fund had a net change in unrealized appreciation on portfolio investments of $13.4 million for the quarter ended January 31, 2006. The change in unrealized appreciation on investment transactions for the quarter ended January 31, 2006 primarily resulted from the Valuation Committee’s decision to increase the fair value of the Fund’s investments in Baltic common stock by $3.2 million, Dakota common stock by approximately $72,000, Octagon’s membership interest by approximately $562,000, Process Claims preferred stock by $3.3 million and Vitality common stock and warrants by $3.5 million and $400,000, respectively. Another key component was the $2.3 million depreciation reclassification from unrealized to realized caused by the removal of Yaga from the Fund’s books.

For the Quarter Ended January 31, 2005
      The net change in unrealized appreciation for the quarter ended January 31, 2005 was $9.0 million. Such net increase in unrealized appreciation on investment transactions for the three months ended January 31, 2005 resulted mainly from the realization of a $4.8 million gain on the sales of the Fund’s shares of Mentor Graphics. The reclassification from unrealized appreciation to realized gains caused a decrease in unrealized appreciation. Also, the $12.0 million depreciation reclassification from unrealized to realized caused by the removal of CBCA from the Fund’s books led to an increase in unrealized appreciation.

PORTFOLIO INVESTMENTS
      For the Quarters Ended January 31, 2006 and the Year Ended October 31, 2005. The cost of the portfolio investments held by the Fund at January 31, 2006 and at October 31, 2005 was $190.3 million and $171.6 million, respectively, an increase of $18.7 million. The aggregate fair value of portfolio investments at January 31, 2006 and at October 31, 2005 was $154.4 million and $122.3 million, respectively, an increase of $32.1 million. The cost and aggregated fair value of short-term securities held by the Fund at January 31, 2006 and at October 31, 2005 was $13.9 million and $51.0 million, respectively, a decrease of $37.1 million. The cost and aggregate fair value of cash and cash equivalents held by the Fund at January 31, 2006 and at October 31, 2005 was $39.4 million and $26.3, respectively, an increase of approximately $13.1 million.

For the Quarter Ended January 31, 2006
      During the three months ended January 31, 2006, the Fund made three new investments, committing capital totaling approximately $21.6 million. The investments were made in Turf, SOI and Henry. The amounts invested were $11.6 million, $5.0 million and $5.0 million, respectively.
      The Fund also made three follow-on investments in existing portfolio companies committing capital totaling approximately $2.5 million. In December 2005 and January 2006, the Fund invested approximately $442,000 in Dakota by purchasing an additional 84,816 shares of common stock at an average price of $5.21 per share. On December 22, 2005, the Fund extended to Baltic a $1.8 million revolving bridge note. Baltic immediately drew down $1.5 million from the note. On January 12, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The facility expired on January 31, 2006 and has been removed from the Fund’s books. On January 12, 2006, the Fund extended to SGDA a $300,000 bridge loan.
      At the beginning of the 2006 fiscal year, the revolving credit facility provided to SGDA had a balance drawn of approximately $1.2 million. During December 2005, SGDA drew down an additional $70,600 from the same revolving credit facility. As of January 31, 2006, the entire $1.3 million facility was drawn in full.
      Effective December 27, 2005, the Fund converted $286,200 of the Timberland junior revolving line of credit into 28.62 shares of common stock at a price of $10,000 per share. As a result, the Fund now owns 478.62 common shares of Timberland and the funded debt under the junior revolving line of credit has been reduced from $3.25 million to approximately $2.96 million.
      Effective December 31, 2005, the Fund received 373,362 shares of Series E preferred stock of ProcessClaims in exchange for its rights under a warrant issued by ProcessClaims that has been held by the Fund since May 2002. On January 5, 2006, the Valuation Committee increased the fair value of the Fund’s entire investment in ProcessClaims by $3.3 million.
      On January 3, 2006, the Fund exercised its warrant ownership in Octagon which increased its existing membership interest in Octagon. As a result, Octagon is now considered an affiliate under the definition of the 1940 Act.
      Due to the dissolution of Yaga, the Fund realized losses on its investment in Yaga totaling $2.3 million during the quarter ended January 31, 2006. The Fund received no proceeds from this company and it has been removed from the Fund’s books. The Valuation Committee previously decreased the fair value of the Fund’s investment in this company to zero and as a result, the realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the transaction on the Fund’s consolidated statement of operations and NAV was zero.
      On December 21, 2005, Integral prepaid its senior credit facility from the Fund in full. The amount of proceeds the Fund received from the repayment was approximately $850,000. This amount included all outstanding principal and accrued interest. The Fund recorded no gain or loss as a result of the repayment. Under the terms of the early repayment, the Fund returned its warrants to Integral for no consideration.
      During the three months ended January 31, 2006, the Valuation Committee increased the fair value of the Fund’s investments in Baltic common stock by $3.2 million, Dakota common stock by approximately $72,000, Octagon’s membership interest by approximately $562,000, Process Claims preferred stock by

$3.3 million and Vitality common stock and warrants by $3.5 million and $400,000, respectively. In addition, increases in the cost basis and fair value of the loans to Impact, JDC, Octagon, SP, Timberland , Turf and the Vitality preferred stock were due to the receipt of payment in kind (PIK) interest/dividends totaling $432,530. Also during the three month period ended January 31, 2006, the undistributed allocation of flow through income from the Fund’s equity investment in Octagon increased the cost basis and fair value of the Fund’s investment by $40,214.
      At January 31, 2006, the fair value of all portfolio investments, exclusive of short-term securities, was $154.4 million with a cost basis of $190.3 million. At October 31, 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $122.3 million with a cost basis of $171.6 million.

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
      The Fund realized losses on CBCA of approximately $12.0 million, Phosistor of approximately $1.0 million and ShopEaze of approximately $6.0 million. The Fund received no proceeds from these companies and they have been removed from the Fund’s books. The Valuation Committee previously decreased the fair value of the Fund’s investment in these companies to zero and as a result, the realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the transactions on the Fund’s consolidated statement of operations and NAV was zero.
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
      The Fund continued to receive principal repayments on the debt securities of Integral and BP. Integral made payments during the year ended October 31, 2005, according to its credit facility agreement totaling $1,683,336. BP made two quarterly payments during the year ended totaling $833,333. Also, the Fund received a one time, early repayment of Vestal’s debt securities totaling $100,000.
      During the year ended October 31, 2005, the Valuation Committee increased the fair value of the Fund’s investments in Baltic by $1.5 million, Dakota by $514,000, Octagon by $1,022,638, Sygate by $7.5 million (which was later realized), Vendio by $1,565,999, Vestal by $1,850,000 and Vitality by $700,000. In addition, increases in the cost basis and fair value of the Octagon loan, Impact loan, Timberland loan, Vitality Series A preferred stock, JDC loan and SP loans were due to the receipt of payment in kind (PIK) interest/dividends totaling $1,370,777. Also during the year ended October 31, 2005, the undistributed allocation of flow through income from the Fund’s equity investment in Octagon increased the cost basis and fair value of the investment by $114,845.
      At October 31, 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $122.3 million with a cost of $171.6 million. At October 31, 2004, the fair value of all portfolio investments, exclusive of short-term securities, was $78.5 million with a cost of $151.6 million.

Portfolio Companies
      During the three month period ended January 31, 2006, the Fund had investments in the following portfolio companies:

Actelis Networks, Inc.
      Actelis Networks, Inc. (“Actelis”), Fremont, California, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.
      At October 31, 2005 and January 31, 2006 the Fund’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been assigned a fair value of $0.

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
      At October 31, 2005 and January 31, 2006, the notes had an outstanding balance, cost and fair value of $2.5 million.

Baltic Motors Corporation
      Baltic Motors Corporation (“Baltic”), Purchase, New York, is a U.S. company focused on the importation and sale of Ford and Land Rover vehicles and parts throughout Latvia, a member of the European Union.

      At October 31, 2005 and January 31, 2006, the Fund’s investment in Baltic consisted of 54,947 shares of common stock at a cost of $6.0 million and a mezzanine loan with a cost basis of $4.5 million. The loan has a maturity date of June 24, 2007 and earns interest at 10% per annum.
      At October 31, 2005, the investment in Baltic was assigned a fair value of $12.0 million.
      Effective January 31, 2006, the Valuation Committee increased the fair value of the Fund’s equity investment in Baltic by $3.22 million from $7.5 million to $10.72 million.
      At January 31, 2006, the Fund’s investment in Baltic was assigned a fair value of $15.22 million. Michael Tokarz, Chairman of the Fund, Frances Spark and Chris Sullivan, employees of the Fund, serve as directors for Baltic.

BP Clothing, LLC
      BP Clothing, LLC (“BP”), Pico Rivera, California, is a company which designs, manufactures, markets and distributes, Baby Phat(R), a line of women’s clothing.
      The Fund’s investment in BP consists of a $10 million second lien loan bearing interest at LIBOR plus 8% for the first year and variable interest rates for the remainder of the four year term. The loan has a $10.0 million principal face amount and was issued at a cost basis of $10.0 million. The loan’s cost basis was subsequently discounted to reflect loan origination fees received. The Fund is scheduled to receive quarterly principal repayments totaling $625,000 per quarter with the remaining principal balance due upon maturity.
      At October 31, 2005, the loan had an outstanding balance of $9.17 million with a cost of $9.0 million. The loan was assigned a fair value of $9.17 million.
      At January 31, 2006, the loan had an outstanding balance of $8.54 million with a cost of $8.39 million. The loan was assigned a fair value of $8.54 million. Please see “Subsequent Events” for more information.

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
      At October 31, 2005, the Fund’s investment in Dakota consisted of 909,091 shares of common stock with a cost of $5.0 million and assigned fair value of $5.5 million.
      During December 2005 and January 2006, the Fund purchased an additional 84,816 shares of common stock at an average price of $5.21 per share or approximately $442,000.
      Effective January 31, 2006, the Valuation Committee increased the fair value of the newly purchased shares to the carrying value of the original shares or approximately $6.07. The increase in the fair value of the newly purchased shares over their cost was approximately $72,000.
      At January 31, 2006, the Fund’s investment in Dakota consisted of 993,907 shares of common stock with a cost of $5.4 million and assigned fair value of $6.0 million.
      Michael Tokarz, Chairman of the Fund, serves as a director of Dakota.

DPHI, Inc. (formerly DataPlay, Inc.)
      DPHI, Inc. (“DPHI”), Boulder, Colorado, is trying to develop new ways of enabling consumers to record and play digital content.
      At October 31, 2005 and January 31, 2006, the Fund’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been assigned a fair value of $0.

Endymion Systems, Inc.
      Endymion Systems, Inc. (“Endymion”), Oakland, California, is a single source supplier for strategic, web-enabled, end-to-end business solutions designed to help its customers leverage Internet technologies to drive growth and increase productivity.
      At October 31, 2005 and January 31, 2006, the Fund’s investment in Endymion consisted of 7,156,760 shares of Series A preferred stock with a cost of $7.0 million. The investment has been assigned a fair value of $0.

Foliofn, Inc.
      Foliofn, Inc. (“Foliofn”), Vienna, Virginia, is a financial services technology company that offers investment solutions to financial services firms and investors.
      At October 31, 2005 and January 31, 2006, the Fund’s investment in Foliofnconsisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million. The investment had been assigned a fair value of $0. Bruce Shewmaker, an officer of the Fund, serves as a director of Foliofn.

Henry Company
      Henry Company (“Henry”), Huntington Park, California, is a manufacturer and distributor of building products and specialty chemicals.
      The Fund purchased $5 million in loan assignments from Guggenheim Corporate Funding, LLC. The $3 million term loan A bears interest at LIBOR plus 3.5% and matures on April 6, 2011. The $2 million term loan B bears interest at LIBOR plus 7.75% and also matures on April 6, 2011.
      At January 31, 2006, the loans had a combined outstanding balance and cost basis of $5.0 million. The loan assignments had a fair value of $5.0 million.

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
      At October 31, 2005, the Fund’s investment in Impact consisted of 252 shares of common stock at a cost of $2.7 million and the loan to Impact with an outstanding balance of $5.23 million. The cost basis of this loan at October 31, 2005 was approximately $5.13 million. At October 31, 2005, the equity investment, loan and secured promissory note were assigned fair values of $2.7 million, $5.23 million and $325,000 respectively.
      At January 31, 2006, the Fund’s investment in Impact consisted of 252 shares of common stock at a cost of $2.7 million, the loan to Impact with an outstanding balance of $5.29 million and the secured promissory note with a balance of $325,000. The cost basis of the loan and promissory note at January 31, 2006 were approximately $5.20 million and $319,000 respectively. At January 31, 2006, the equity investment, loan and secured promissory note were assigned fair values of $2.7 million, $5.29 million and $325,000 respectively. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.

      Puneet Sanan and Shivani Khurana, employees of the Fund, serve as directors of Impact.

Integral Development Corporation
      Integral Development Corporation (“Integral”), Mountain View, California, is a developer of technology for financial institutions to expand, integrate and automate their capital markets businesses and operations.
      At October 31, 2005, the Fund’s investment in Integral consisted of an outstanding balance on the loan of $1.12 million with a cost of $1.12 million. The investment had been assigned a fair value of $1.12 million.
      During the quarter ended January 31, 2006, Integral prepaid its outstanding loan balance in full including all accrued interest. The Fund recorded no gain or loss as a result of the repayment. Under the terms of the early repayment, the Fund returned its warrants to Integral for no consideration.
      As of January 31, 2006, the Fund no longer held any investment in Integral.

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
      At January 31, 2006, the loan had an outstanding balance of $3.13 million with a cost of $3.06 million. The loan was assigned a fair value of $3.13 million. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.

Lumeta Corporation
      Lumeta Corporation (“Lumeta”), Somerset, New Jersey, is a developer of network management, security, and auditing solutions. The company provides businesses with an analysis of their network security that is designed to reveal the vulnerabilities and inefficiencies of their corporate intranets.
      At October 31, 2005 and January 31, 2006, the Fund’s investment in Lumeta consisted of 384,615 shares of Series A preferred stock and 266,846 shares of Series B preferred stock with a combined cost of approximately $406,000.
      At October 31, 2005 and January 31, 2006 the investments were assigned a fair value of $200,000, or approximately $0.11 per share of Series A preferred stock and approximately $0.59 per share of Series B preferred stock.

Mainstream Data, Inc.
      Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, builds and operates satellite, internet, and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.
      At October 31, 2005 and January 31, 2006, the Fund’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been assigned a fair value of $0.

Octagon Credit Investors, LLC
      Octagon Credit Investors, LLC (“Octagon”), is a New York-based asset management company that manages leveraged loans and high yield bonds through collateralized debt obligations (“CDO”) funds.
      The Fund’s investment in Octagon consists of a $5,000,000 senior subordinated loan, bearing interest at 15% over a seven year term. The loan has a $5,000,000 principal face amount and was issued at a discounted cost basis of $4,450,000. The loan included detachable warrants with a cost basis of $550,000. The Fund also provided a $5,000,000 senior secured credit facility to Octagon. This credit facility expires on May 7, 2009 and bears interest at LIBOR plus 4%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. The Fund also made a $560,000 equity investment in Octagon which provides the Fund a membership interest in Octagon.
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
      On January 3, 2006, the Fund exercised its warrant ownership in Octagon for no additional cost which increased its existing membership interest in Octagon. As a result, Octagon is now considered an affiliate under the definition of the 1940 Act.
      Effective January 31, 2006, the Valuation Committee determined to increase the fair value of the Fund’s equity investment in Octagon by $562,291. The cost basis and fair value of the equity investment was also increased by approximately $40,000 to account for the Fund’s allocated portion of the flow-through income, from its membership interest in Octagon, which was not distributed to members. This flow-through income is recorded by the Fund as “other income.”
      At January 31, 2006, the loan had an outstanding balance of $5.17 million with a cost of $4.60 million. The loan was carried at a fair value of $4.70 million. The increase in the outstanding balance, cost and fair value of the loan is due to the accretion of the market discount, the amortization of loan origination fees and the capitalization of “payment in kind” interest.
      At January 31, 2006, the equity investment had a cost basis of $1,315,071 and was assigned a fair value of $2.9 million.

Ohio Medical Corporation
      Ohio Medical Corporation (“Ohio”), Gurnee, Illinois, is a manufacturer and supplier of suction and oxygen therapy products, as well as medical gas equipment.
      During fiscal year 2005, the Fund invested $17 million and sponsored the acquisition of General Electric’s Ohmeda Brand Suction and Oxygen Therapy business unit (“GE-SOT”), a leading global supplier of suction and oxygen therapy products. On July 14, 2005, in conjunction with this transaction, the Fund acquired GE-SOT’s largest supplier, Squire Cogswell/ Aeros Instruments, Inc. and merged both businesses creating Ohio Medical Corporation.
      The Fund’s investment in Ohio consists of 5,620 shares of common stock with a cost basis of $17 million.
      As of October 31, 2005 and January 31, 2006, the Fund’s investment was assigned a fair value of $17 million. Michael Tokarz, Chairman of the Fund, Peter Seidenberg, Chief Financial Officer of the Fund and Dave Hadani an employee of the Fund, serve as directors of Ohio.

ProcessClaims, Inc.
      ProcessClaims, Inc. (“ProcessClaims”), Manhattan Beach, California, provides web-based solutions and value added services that streamline the automobile insurance claims process for the insurance industry and its partners.
      At October 31, 2005, the Fund’s investments in ProcessClaims consisted of 6,250,000 shares of Series C preferred stock, 849,257 shares of Series D preferred stock, and 873,362 warrants to purchase 873,362 shares of Series E convertible preferred stock with a combined cost of $2.4 million. The investment in the Series C preferred stock was assigned a fair value of $2.0 million, the investment in the Series D preferred stock was assigned a fair value of $400,000, and the investment in the Series E warrants was assigned a fair value of $0.
      Effective December 31, 2006, in a cashless transaction, the Fund received 373,362 shares of Series E preferred stock of ProcessClaims in exchange for its rights under a warrant issued by ProcessClaims that has been held by the Fund since May 2002.
      On January 5, 2006, the Fund’s Valuation Committee determined to increase the fair value of the Fund’s entire investment in ProcessClaims by $3.3 million.
      At January 31, 2006, the Fund’s investments in ProcessClaims consisted of 6,250,000 shares of Series C preferred stock, 849,257 shares of Series D preferred stock, and 373,362 shares of Series E convertible preferred stock with a combined cost of $2.4 million. The investment in the Series C preferred stock was assigned a fair value of $4.55 million, the investment in the Series D preferred stock was assigned a fair value of $740,000, and the investment in the Series E warrants was assigned a fair value of $410,000. Bruce Shewmaker, an officer of the Fund, serves as a director of ProcessClaims.

SafeStone Technologies PLC
      SafeStone Technologies PLC (“SafeStone”), Old Amersham, UK, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.
      At October 31, 2005 and January 31, 2006, the Fund’s investments in SafeStone consisted of 2,106,378 shares of Series A ordinary stock with a cost of $4.0 million. The investment has been assigned a fair value of $0.

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
      At October 31, 2005, the term loan had an outstanding balance of $4.58 million with a cost of $4.3 million. The term loan was carried at a fair value of $4.3 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. The ownership interest in SGDA has been assigned a fair value of $315,000 which is its cost basis. As of October 31, 2005, SGDA had drawn $1,237,700 upon the revolving credit facility.
      During December 2005, SGDA drew an additional $70,600 on the revolving line of credit. This brought the amount drawn under the line of credit to $1,308,300, the maximum available under the line of credit.
      Also during December 2005, the Fund did not accrue and therefore was not paid approximately $23,000 in implied interest owed from the SGDA loan and revolving credit facility. This was due to a contractual agreement (based on German tax provisions) to cap the interest paid to Fund, in aggregate, at 240,000 Euros in any given calendar year. Despite forgoing this interest management believes there is no credit risk associated with this portfolio company.
      On January 12, 2006, the Fund extended to SGDA a $300,000 bridge loan. The loan bears interest at 7% and has a maturity date of April 30, 2006.
      At January 31, 2006, the term loan had an outstanding balance of $4.58 million with a cost of $4.3 million. The term loan was carried at a fair value of $4.3 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. The ownership interest in SGDA has been assigned a fair value of $315,000 which is its cost basis. The line of credit and bridge loan have been assigned fair values of $1,308,300 and $300,000 respectively.

Sonexis, Inc.
      Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.
      At October 31, 2005 and January 31, 2006, the Fund’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been assigned a fair value of $0.

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
      At October 31, 2005, the mezzanine loan and the term loan had outstanding balances of $6.65 million and $4.02 million respectively with cost basis of $6.4 million and $3.95 million, respectively. The mezzanine loan and term loan were assigned fair values of $6.65 million and $4.02 million, respectively.
      At January 31, 2006, the mezzanine loan and the term loan had outstanding balances of $6.73 million and $4.03 million, respectively with cost basis of $6.48 million and $3.96 million, respectively. The mezzanine loan and term loan were assigned fair values of $6.73 million and $4.03 million, respectively. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.

Strategic Outsourcing, Inc.
      Strategic Outsourcing, Inc. (“SOI”), Charlotte, North Carolina, is a professional employer organization that provides services that enable small businesses to outsource their human resource function.
      The Fund purchased a $5 million loan assignment from Guggenheim. The loan has a 5 year term and bears interest at LIBOR plus 5.25%
      On December 31, 2005 Strategic Outsourcing repaid a portion of its outstanding loan. The Fund’s prorated share of the repayment was approximately $108,000.
      At January 31, 2006, the loan had an outstanding balance and cost basis of $4.9 million. The loan assignment was assigned a fair value of $4.9 million.

Timberland Machines & Irrigation, Inc.
      Timberland Machines & Irrigation, Inc. (“Timberland”), Enfield, Connecticut, is a distributor of landscaping outdoor power equipment and irrigation products.
      The Fund’s investment in Timberland consists of a $6 million senior subordinated loan, bearing interest at 17% over a five year term. The note has a $6 million principal face amount and was issued at a cost basis of $6 million. The loan’s cost basis was then discounted to reflect loan origination fees received. The Fund also owns 450 shares of common stock for a $4.5 million equity investment in Timberland. The Fund also owns a no cost warrant to purchase an additional 150 shares of common stock at a price of $10,000 per share. The Fund has also extended to Timberland a $3.25 million junior revolving note. The junior revolving note bears interest at 12.5% and matures on July 7, 2007.
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
      At October 31, 2005, the Fund’s mezzanine loan had an outstanding balance of $6.32 million with a cost of $6.23 million. The mezzanine loan was assigned a fair value of $6.32 million. The junior revolving note was fully drawn upon and assigned a fair value of $3.25 million. The common stock had been assigned a fair value of $4,500,000. The warrant was assigned a fair value of $0.
      Effective December 27, 2005, the Fund converted $286,200 of the Timberland junior revolving line of credit into 28.62 shares of common stock at a price of $10,000 per share. As a result, the Fund now owns 478.62 common shares and the funded debt under the junior revolving line of credit has been reduced from $3.25 million to approximately $2.96 million.
      At January 31, 2006, the Fund’s mezzanine loan had an outstanding balance of $6.39 million with a cost of $6.31 million. The mezzanine loan was assigned a fair value of $6.39 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. The junior revolving note was assigned a fair value of $2.96 million. The common stock had been assigned a fair value of $4.79 million. The warrant was assigned a fair value of $0.
      Michael Tokarz, Chairman of the Fund, and Puneet Sanan, an employee of the Fund, serve as directors of Timberland.

Turf Products, LLC
      Turf Products, LLC (“Turf”), Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.
      The Fund’s investment in Turf consists of senior subordinated loan, bearing interest at 15% over a five year term. The note has a $7.5 million principal face amount and was issued at a cost basis of $7.5 million. The loan’s cost basis was then discounted to reflect loan origination fees received. The Fund also owns a membership interest from a $4.1 million equity investment in Turf. The Fund also owns a no cost warrant to purchase an additional 15% of the company.
      At January 31, 2006, the Fund’s loan had an outstanding balance of $7.53 million with a cost of $7.47 million. The mezzanine loan was assigned a fair value of $7.53 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. The membership interest has been assigned a fair value of $4.1 million. The warrant was assigned a fair value of $0.

Vendio Services, Inc.
      Vendio Services, Inc. (“Vendio”), San Bruno, California, offers small businesses and entrepreneurs resources to build Internet sales channels by providing software solutions designed to help these merchants efficiently market, sell and distribute their products.
      At October 31, 2005 and January 31, 2006, the Fund’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were assigned a fair value of $2.7 million, $0 for the common stock and $2.7 million for the Series A preferred stock. Bruce Shewmaker, an officer of the Fund, serves as a director of Vendio.

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
      The Fund’s investment in Vestal consists of 81,000 shares of common stock at a cost of $1.85 million and a loan of $900,000 to Vestal in the form of a senior subordinated promissory note. The loan has a maturity date of April 29, 2011 and earns interest at 12% per annum.
      At October 31, 2005 and January 31, 2006, the senior subordinated promissory note had an outstanding balance, cost, and fair value of $900,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.85 million were assigned a fair value of $3.7 million. Dave Hadani and Ben Harris, employees of the Fund, serve as directors of Vestal.

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
      The Fund’s investment in Vitality consists of 500,000 shares of common stock at a cost of $5 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $10 million. The convertible preferred stock has a liquidation date of September 24, 2011 and has a yield of 13%. The convertible preferred stock also has detachable warrants granting the Fund the right to purchase 211,243 shares of common stock at the price of $0.01 per share.
      At October 31, 2005, the investment in Vitality consisted of 500,000 shares of common stock at a cost of $5 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $10.52 million. The common stock, Series A convertible preferred stock and warrants were assigned fair values of $5 million, $10.52 million and $700,000, respectively.
      Effective January 31, 2006, the Valuation Committee determined to increase the fair value of the common stock and warrants in Vitality by $3.5 million and $400,000, respectively.
      At January 31, 2006, the investment in Vitality consisted of 500,000 shares of common stock at a cost of $5 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $10.65 million. The increase in the cost and fair value of the Series A convertible preferred stock is due to the capitalization of “payment in kind” dividends. The common stock, Series A convertible preferred stock and warrants were assigned fair values of $8.5 million, $10.65 million and $1.1 million, respectively. Dave Hadani, an employee of the Fund, serves as a director of Vitality.

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
      At October 31, 2005, the Fund’s investment in Yaga consisted of 300,000 shares of Series A preferred stock and 1,000,000 shares of Series B with a combined cost of $2.3 million. The investments had been assigned a fair value of $0.
      During the quarter ended January 31, 2006, the Fund received notification of the final dissolution of Yaga. The Fund received no proceeds from the dissolution of this company and the investment has been removed from the Fund’s books. The fair value of Yaga was previously written down to zero and therefore the net effect of its removal was zero on the current period’s consolidated statement of operations and net asset value.
      At January 31, 2006, the Fund no longer held any investment in Yaga.

Liquidity and Capital Resources
      At January 31, 2006, the Fund had investments in portfolio companies totaling $154.4 million. Also, at January 31, 2006, the Fund had investments in short-term securities totaling approximately $13.6 million and investments in cash equivalents totaling approximately $39.4 million. The Fund considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.
      During the three months ended January 31, 2006, the Fund made three new investments, committing capital totaling approximately $21.6 million. The investments were made in Turf, SOI and Henry. The amounts invested were $11.6 million, $5.0 million and $5.0 million, respectively.
      The Fund also made three follow-on investments in existing portfolio companies committing capital totaling approximately $2.5 million. In December 2005 and January 2006, the Fund invested approximately $442,000 in Dakota by purchasing an additional 84,816 shares of common stock at an average price of $5.21 per share. On December 22, 2005, the Fund extended to Baltic a $1.8 million revolving bridge note. Baltic immediately drew $1.5 million from the note. On January 12, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note expired on January 31, 2006 and it has been removed from the Fund’s books. On January 12, 2006, the Fund extended to SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”) a $300,000 bridge note.
      Current balance sheet resources, which include the additional cash resources from the rights offering, are believed to be sufficient to finance current commitments. Current commitments include:
      On May 7, 2004, the Fund provided a $5,000,000 senior secured credit facility to Octagon. This credit facility expires on May 6, 2007 and can be automatically extended until May 6, 2009. The credit facility bears interest at LIBOR plus 4%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On April 5, 2005, Octagon drew $1.5 million from the credit facility and repaid it in full on June 15, 2005. As of January 31, 2006, no outstanding borrowings remained. Please see “Subsequent Events” for more information.
      On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20 million revolving credit facility with LaSalle Bank National Association (the “Bank”). On July 20, 2005, the Fund amended the Credit Facility (the “Credit Facility”). The maximum aggregate loan amount under the Credit Facility was increased from $20 million to $30 million. Additionally, the maturity date was extended from October 31, 2005 to August 31, 2006. All other material terms of the Credit Facility remained unchanged. On January 27, 2006, the Fund borrowed $10 million under the Credit Facility. The $10 million borrowed under the Credit Facility was repaid in full by February 3, 2006. Borrowings under the Credit Facility, will bear interest, at the Fund’s option, at either a fixed rate equal to the LIBOR rate (for one, two, three or six months), plus

1.00% per annum, or at a floating rate equal to the Bank’s prime rate in effect from time to time, minus 1.00% per annum.
      On February 16, 2005, the Fund entered into a sublease (the “Sublease”) for a larger space in the building in which the Fund’s current executive offices are located. The Sublease is scheduled to expire on February 28, 2007. Future payments under the Sublease total approximately $167,000 in fiscal year 2006 and $75,000 in fiscal year 2007. The Fund’s previous lease was terminated effective March 1, 2005, without penalty. The building in which the Fund’s executive offices are located, 287 Bowman Avenue, is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. See Note 7 “Management” for more information on Mr. Tokarz.
      During February 2005, the Fund made available to SGDA, a $1,308,300 revolving credit facility that bears interest at 7%. The credit facility expires on August 25, 2006. During fiscal year 2006, SGDA drew $70,600 from the credit facility. As of January 31, 2006, the $1,308,300 in borrowings remained outstanding.
      On July 8, 2005 the Fund extended Timberland a $3.25 million junior revolving note that bears interest at 12.5% and expires on July 7, 2007. The Fund also receives a fee of 0.25% on the unused portion of the note. As of October 31, 2005, the total amount outstanding on the note was $3.25 million. On December 27, 2005, the Fund converted $286,200 of the Timberland junior revolving line of credit into 28.62 shares of common stock at a price of $10,000 per share. As a result, the Fund now owns 478.62 common shares and the funded debt under the junior revolving line of credit has been reduced from $3.25 million to approximately $2.96 million. As of January 31, 2006, the total amount outstanding on the note was approximately $2.96 million.
      On June 30, 2005, the Fund has pledged its common stock of Ohio to Guggenheim Corporate Funding, LLC (“Guggenheim”) to collateralize a loan made by Guggenheim to Ohio.
      On December 22, 2005, the Fund extended to Baltic a $1.8 million revolving bridge note. The note bears interest at 12% and had a maturity date of January 31, 2006. Baltic immediately drew $1.5 million from the note. On January 12, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The revolver matured on January 31, 2006 and has been removed from the Fund’s books.
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
      The Fund enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Fund’s maximum exposure under these arrangements is unknown. However, the Fund has not experienced claims or losses pursuant to these contracts and expects the risk of loss related to indemnifications to be remote.

Subsequent Events
      On February 1, 2006, Octagon drew $250,000 from the credit facility provided to it by the Fund. The facility was repaid in full including, all accrued interest on February 23, 2006.
      Also on February 1, 2006, the Fund provided $8 million in equity and a $7 million bridge loan to SIA BM Auto an automotive distributor incorporated in Latvia. The bridge loan bears interest at 12% and has a maturity date of April 3, 2006.
      On February 20, 2006, Robert Everett notified the Fund that he determined to resign from the Fund’s board of directors, effective immediately, to pursue other opportunities. Mr. Everett’s resignation did not involve a disagreement with the Fund on any matter.
      On February 23, 2006, in accordance with the nomination and recommendation of the Fund’s Nominating/ Corporate Governance/ Strategy Committee, Mr. William E. Taylor was appointed to serve on the Fund’s board of directors. Mr. Taylor was also appointed to serve on the Audit Committee and

Nominating/ Corporate Governance/ Strategy Committee of the Fund’s board of directors. From 1976 through May, 2005, Mr. Taylor was a Partner at Deloitte & Touche.
      On February 24, 2006, BP Clothing, LLC repaid its second lien loan from the Fund in full. The amount of the proceeds received from the prepayment was approximately $8.7 million. This amount included all outstanding principal, accrued interest, accrued monitoring fees and an early prepayment fee.

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
      Financial instruments that subjected the Fund to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 69.28% of the Fund’s total assets at January 31, 2006. As discussed in Note 5 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Fund’s fair value policies and procedures. The Fund’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Fund’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Fund’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.
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
      At January 31, 2006, approximately 69.28% of our total assets represented portfolio investments recorded at fair value. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we have an indication (based on an objective development) that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value, where appropriate. Without a readily ascertainable market value and because of the inherent uncertainty of fair valuations, fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
      (a) As of the end of the period covered by this quarterly report on Form 10-Q, the individual who performs the functions of a Principal Executive Officer (the “CEO”) and the individual who performs the functions of a Principal Financial Officer (the “CFO”) conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports it files or submits under the Securities Exchange Act of 1934, as amended.

      (b) There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      During the three months ended January 31, 2006, we issued a total of 1,904 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $20,000.

Item 6.	Exhibits
      (a) Exhibits

Exhibit No.	Exhibit

31	Rule 13a-14(a) Certifications
32	Section 1350 Certification
      Other required Exhibits are included in this Form 10-Q or have been previously filed with the Securities and Exchange Commission (the “SEC”) in the Fund’s Registration Statements on Form N-2 (Reg. Nos. 333-119625 and 333-125953) or the Fund’s Annual Report on Form 10-K for the year ended October 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2005 (File No. 814-00201).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

MVC Capital, Inc.
Date: 3/8/2006	/s/ Michael Tokarz
Michael Tokarz
In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC Capital, Inc.
Date: 3/8/2006	/s/ Peter Seidenberg
Peter Seidenberg
In the capacity of the officer who performs the functions of Principal Financial Officer.

44