Form 10-Q
period 2006-04-30
MVC CAPITAL, INC.
filed 2006-06-09
CIK 1099941

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

or

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
Large accelerated filer     ☐          Accelerated filer     ☑          Non-accelerated filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      There were 19,092,027 shares of the registrant’s common stock, $.01 par value, outstanding as of June 9, 2006.

MVC Capital, Inc.
(A Delaware Corporation)
Index

		Page

Part I. Consolidated Financial Information

Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets
	• As of April 30, 2006 and October 31, 2005	3
	Consolidated Statements of Operations
	• For the Period Ended November 1, 2005 to April 30, 2006 and
	• For the Period Ended November 1, 2004 to April 30, 2005	4
	Consolidated Statements of Operations
	• For the Quarter Ended February 1, 2006 to April 30, 2006 and
	• For the Quarter Ended February 1, 2005 to April 30, 2005	5
	Consolidated Statements of Cash Flows
	• For the Period Ended November 1, 2005 to April 30, 2006 and
	• For the Period Ended November 1, 2004 to April 30, 2005	6
	Consolidated Statements of Changes in Net Assets
	• For the Period Ended November 1, 2005 to April 30, 2006
	• For the Period Ended November 1, 2004 to April 30, 2005 and
	• For the Year Ended October 31, 2005	7
	Consolidated Selected Per Share Data and Ratios
	• For the Period Ended November 1, 2005 to April 30, 2006,
	• For the Period Ended November 1, 2004 to April 30, 2005 and
	• For the Year Ended October 31, 2005	8
	Consolidated Schedule of Investments
	• April 30, 2006
	• October 31, 2005	9
	Notes to Consolidated Financial Statements	15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4.	Controls and Procedures	51
Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 6.	Exhibits	52
SIGNATURE		53
Exhibits		54
Form of Credit Agreement
Certification
Certification

Part I. Consolidated Financial Information

Item 1.	Consolidated Financial Statements
CONSOLIDATED FINANCIAL STATEMENTS
MVC Capital, Inc.
Consolidated Balance Sheets

	April 30,	October 31,
	2006	2005

	(Unaudited)
ASSETS
Assets
Cash and cash equivalents	$11,924,720	$26,297,190
Short term investments at market value (cost $83,679,153 and $51,026,902)	83,679,153	51,026,902
Investments at fair value (cost $194,038,427 and $171,591,242)
Non-control/ Non-affiliated investments (cost $70,229,349 and $74,495,549)	28,301,955	33,685,925
Affiliate investments (cost $45,373,548 and $40,370,059)	49,487,336	32,385,810
Control investments (cost $78,435,530 and $56,725,634)	91,133,776	56,225,944

Total investments at fair value	168,923,067	122,297,679
Dividend, interest and fees receivable	1,002,470	902,498
Prepaid expenses	2,407,046	364,780
Prepaid taxes	300,508	98,374
Deferred tax	237,365	303,255
Deposits	125,000	—
Other assets	71,698	88,600

Total assets	$268,671,027	$201,379,278

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Provision for incentive compensation (Note 8)	$4,673,514	$1,117,328
Employee compensation and benefits	545,898	807,000
Other accrued expenses and liabilities	270,889	353,606
Professional fees	530,523	276,621
Payable for investment purchased	—	79,708
Consulting fees	57,225	3,117
Directors’ fees	(28,538)	2,898
Term loan	17,500,000	—
Revolving credit facility	27,500,000	—

Total liabilities	51,049,511	2,640,278

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 19,090,294 and 19,086,566 shares outstanding, respectively	231,459	231,459
Additional paid-in-capital	358,580,512	358,571,795
Accumulated earnings	15,203,024	13,528,526
Dividends paid to stockholders	(17,010,632)	(12,429,181)
Accumulated net realized loss	(81,061,753)	(78,633,248)
Net unrealized depreciation	(25,115,360)	(49,293,563)
Treasury stock, at cost, 4,055,654 and 4,059,382 shares held, respectively	(33,205,734)	(33,236,788)

Total shareholders’ equity	217,621,516	198,739,000

Total liabilities and shareholders’ equity	$268,671,027	$201,379,278

Net asset value per share	$11.40	$10.41

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations

	For the Period Ended	For the Period Ended
	November 1, 2005 to	November 1, 2004 to
	April 30, 2006	April 30, 2005

	(Unaudited)
Operating Income:
Dividend income
Affiliate investments	$724,306	$675,700
Control investments	44,505	—

Total dividend income	768,811	675,700

Interest income (net of foreign taxes withheld of $18,433 and $0, respectively)
Non-control/ Non-affiliated investments	3,068,826	1,842,656
Affiliate investments	856,472	425,460
Control investments	1,882,076	900,263

Total interest income	5,807,374	3,168,379

Fee income
Non-control/ Non-affiliated investments	776,894	86,838
Affiliate investments	144,841	107,081
Control investments	672,017	113,356

Total fee income	1,593,752	307,275

Other income	315,196	283,111

Total operating income	8,485,133	4,434,465

Operating Expenses:
Employee compensation and benefits	1,397,390	985,726
Incentive compensation (Note 8)	3,556,186	394,528
Insurance	240,211	330,409
Legal fees	250,002	279,970
Facilities	332,814	173,438
Other expenses	229,974	223,827
Audit fees	186,822	123,765
Consulting fees	223,796	104,485
Directors fees	96,501	81,527
Administration	87,656	62,901
Public relations fees	43,200	65,442
Printing and postage	37,350	35,537
Interest expense	47,773	12,359

Total operating expenses	6,729,675	2,873,914
Net operating income before taxes	1,755,458	1,560,551

Tax (Benefit) Expenses:
Deferred tax expense (benefit)	65,890	(143,209)
Current tax expense	15,070	325

Total tax (benefit) expense	80,960	(142,884)

Net operating income	1,674,498	1,703,435

Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gain (loss) on investments
Non-control/ Non-affiliated investments	(128,505)	(7,238,438)
Affiliate investments	(2,300,000)	(1,000,000)
Net realized gain (loss) on foreign currency	—	(18,687)

Total net realized loss on investments	(2,428,505)	(8,257,125)
Net change in unrealized appreciation on investments	24,178,203	13,578,324

Net realized and unrealized gain on investments	21,749,698	5,321,199

Net increase in net assets resulting from operations	$23,424,196	$7,024,634

Net increase in net assets per share resulting from operations	$1.23	$0.41

Dividends declared per share	$0.24	$—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations

	For the Quarter Ended	For the Quarter Ended
	February 1, 2006 to	February 1, 2005 to
	April 30, 2006	April 30, 2005

	(Unaudited)
Operating Income:
Dividend income
Affiliate investments	$346,108	$329,330
Control investments	44,505	—

Total dividend income	390,613	329,330

Interest income (net of foreign taxes withheld of $18,433 and $0, respectively)
Non-control/ Non-affiliated investments	1,456,790	1,196,161
Affiliate investments	413,393	210,395
Control investments	1,065,992	481,776

Total interest income	2,936,175	1,888,332

Fee income
Non-control/ Non-affiliated investments	457,827	5,146
Affiliate investments	73,252	49,743
Control investments	210,021	72,703

Total fee income	741,100	127,592

Other income	193,592	93,785

Total operating income	4,261,480	2,439,039

Operating Expenses:
Employee compensation and benefits	746,937	581,589
Incentive compensation (Note 8)	2,005,297	394,528
Insurance	110,505	144,293
Legal fees	125,001	129,396
Facilities	167,500	104,575
Other expenses	141,470	116,470
Audit fees	104,117	58,697
Consulting fees	193,796	74,875
Directors fees	60,000	37,157
Administration	49,082	34,316
Public relations fees	21,600	32,218
Printing and postage	18,675	17,533
Interest expense	39,211	—

Total operating expenses	3,783,191	1,725,647
Net operating income before taxes	478,289	713,392

Tax (Benefit) Expenses:
Deferred tax (benefit) expense	69,603	(108,376)
Current tax (benefit) expense	(93,532)	—

Total tax (benefit) expense	(23,929)	(108,376)

Net operating income	502,218	821,768

Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gain (loss) on investments
Non-control/ Non-affiliated investments	(199,657)	(12,067)
Affiliate investments	—	(1,000,000)
Net realized gain (loss) on foreign currency	—	(18,687)

Total net realized loss on investments	(199,657)	(1,030,754)
Net change in unrealized appreciation on investments	10,814,915	4,569,036

Net realized and unrealized gain on investments	10,615,258	3,538,282

Net increase in net assets resulting from operations	$11,117,476	$4,360,050

Net increase in net assets per share resulting from operations	$0.58	$0.23

Dividends declared per share	$0.12	$—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Cash Flows

	For the Period Ended	For the Period Ended
	November 1, 2005 to	November 1, 2004 to
	April 30, 2006	April 30, 2005

	(Unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$23,424,196	$7,024,634
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Realized loss	2,428,505	8,257,125
Net change in unrealized (appreciation) depreciation	(24,178,203)	(13,578,324)
Amortization of discounts and fees	(125,510)	—
Increase in accrued payment-in-kind dividends and interest	(911,486)	(573,672)
Increase in allocation of flow through income	(119,598)	(108,823)
Changes in assets and liabilities:
Dividends, interest and fees receivable	(99,972)	(235,524)
Prepaid expenses	(2,042,266)	(328,608)
Prepaid taxes	(202,134)	—
Deferred tax	65,890	(143,209)
Deposits	(125,000)	—
Other assets	16,902	(7,729)
Payable for investment purchased	(79,708)	—
Liabilities	3,488,941	8,448,435
Purchases of equity investments	(15,477,543)	(315,000)
Purchases of debt instruments	(30,160,600)	(20,514,050)
Purchases of short term investments	(171,111,142)	(198,337,115)
Proceeds from equity investments	200,000	8,295,018
Proceeds from debt instruments	21,753,937	3,315,558
Sales/maturities of short term investments	138,424,001	161,344,711

Net cash used by operating activities	(54,830,790)	(37,456,573)

Cash flows from financing activities:
Issuance of common stock	—	60,478,127
Distributions to shareholders paid	(4,541,680)	—
Net borrowings under term loan	17,500,000	—
Net borrowings under (repayments on) revolving line of credit	27,500,000	(10,025,000)

Net cash provided by financing activities	40,458,320	50,453,127

Net change in cash and cash equivalents for the period	(14,372,470)	12,996,554

Cash and cash equivalents, beginning of period	26,297,190	13,146,941

Cash and cash equivalents, end of period	$11,924,720	$26,143,495

During the six months ended April 30, 2006 and 2005, MVC Capital, Inc. paid $12,361 and $14,831 in interest expense, respectively.
During the six months ended April 30, 2006 and 2005, MVC Capital, Inc. paid $217,204 and $174,206 in income taxes, respectively.
Non-cash activity:
During the six months ended April 30, 2006 and 2005, MVC Capital, Inc. recorded payment in kind dividend and interest of $911,486 and $573,672, respectively. This amount was added to the principal balance of the investments and recorded as interest/dividend income.
During the six months ended April 30, 2006 and 2005, MVC Capital, Inc. was allocated $208,723 and $189,918, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of this amount, $89,125 and $81,095, respectively, was received in cash and the balance of $119,598 and $108,823, respectively, was undistributed and therefore increased the cost and fair value of the investment.
On November 2, 2005, MVC Capital, Inc. re-issued 1,904 shares of treasury stock, in lieu of a cash distribution totaling $19,818, in accordance with the Fund’s dividend reinvestment plan.
On February 1, 2006, MVC Capital, Inc. re-issued 1,824 shares of treasury stock, in lieu of a cash distribution totaling $19,953, in accordance with the Fund’s dividend reinvestment plan.
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
On April 28, 2006, MVC Capital, Inc. increased the availability under the SGDA Sanierungsgesellschaft fur Deponien und Altasten (“SGDA”) revolving credit facility by $300,000. The SGDA bridge note for $300,000 was added to the revolving credit facility and the bridge loan was removed from MVC Capital’s books as apart of the refinancing.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Changes in Net Assets

	For the Period Ended	For the Period Ended
	November 1, 2005 to	November 1, 2004 to	For the Year Ended
	April 30, 2006	April 30, 2005	October 31, 2005

	(Unaudited)	(Unaudited)
Operations:
Net operating income	$1,674,498	$1,703,435	$5,795,368
Net realized loss	(2,428,505)	(8,257,125)	(3,295,550)
Net change in unrealized appreciation	24,178,203	13,578,324	23,768,366

Net increase in net assets from operations	23,424,196	7,024,634	26,268,184

Shareholder Distributions:
Distributions to shareholders	(4,581,451)	—	(4,580,676)

Net decrease in net assets from shareholder distributions	(4,581,451)	—	(4,580,676)

Capital Share Transactions:
Issuance of common stock	—	60,478,127	60,478,127
Reissuance of treasury stock to purchase investment	—	1,400,000	1,400,000
Offering expenses	—	(402,296)	(402,296)
Reissuance of treasury stock in lieu of cash dividend	39,771	—	8,317

Net increase in net assets from capital share transactions	39,771	61,475,831	61,484,148

Total increase in net assets	18,882,516	68,500,465	83,171,656

Net assets, beginning of period	198,739,000	115,567,344	115,567,344

Net assets, end of period	$217,621,516	$184,067,809	$198,739,000

Common shares outstanding, end of period	19,090,294	19,085,740	19,086,566

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Selected Per Share Data and Ratios

	For the Period Ended		For the Period Ended		For the
	November 1, 2005 to		November 1, 2004 to		Year Ended
	April 30, 2006		April 30, 2005		October 31, 2005

	(Unaudited)		(Unaudited)
Net asset value, beginning of period	$10.41		$9.40		$9.40
Gain from operations:
Net operating income	0.09		0.09		0.32
Net realized and unrealized gain on investments	1.14		0.32		1.13

Total gain from investment operations	1.23		0.41		1.45

Less distributions from:
Income	(0.24)		—		(0.24)

Total distributions	(0.24)		—		(0.24)

Capital share transactions
Dilutive effect of share issuance	—		(0.17)		(0.20)

Total capital share transactions	—		(0.17)		(0.20)

Net asset value, end of period	$11.40		$9.64		$10.41

Market value, end of period	$12.29		$9.41		$11.25

Market premium (discount)	7.81%		(2.39)%		8.07%
Total Return — At NAV(a)	11.88%		2.55%		13.36%
Total Return — At Market(a)	11.41%		1.84%		24.38%
Ratios and Supplemental Data:
Net assets, end of period (in thousands)	$217,622		$184,068		$198,739
Ratios to average net assets:
Expenses excluding tax expense (benefit)	6.58	%(b)	3.71	%(b)	3.75%
Net operating income before tax expense (benefit)	1.72	%(b)	2.01	%(b)	3.28%
Expenses including tax expense (benefit)	6.66	%(b)	3.52	%(b)	3.69%
Net operating income after tax expense (benefit)	1.64	%(b)	2.20	%(b)	3.34%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b)	Annualized
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
April 30, 2006
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments — 13.00%(a,c,f,g)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares)(d)		$5,000,003	$—
Amersham Corp.	Manufacturer of Precision-Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010(i)	$2,473,521	2,473,521	2,473,521
DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares)(d)		4,520,350	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares)(d)		15,000,000	—
Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Demand Note, 10.0000%(i)	200,000	200,000	200,000
Henry Company	Building Products/ Specialty Chemicals	Term Loan A 8.5000%, 04/06/2011(i)	3,000,000	3,000,000	3,000,000
		Term Loan B 12.7500%, 04/06/2011(i)	2,000,000	2,000,000	2,000,000

				5,000,000	5,000,000
JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009(b,i)	3,160,115	3,102,879	3,160,115
MainStream Data	Technology Investments	Common Stock (5,786 shares)(d)		3,750,000	—
Phoenix Coal Corporation	Coal Processing and Production	Common Stock (1,000,000)(d)		500,000	500,000
SafeStone Technologies PLC	Technology Investments	Preferred Stock (2,106,378 shares)(d,e)		4,015,402	—
Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares)(d)		10,000,000	—
SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 14.8288%, 03/31/2010(b,i)	4,040,857	3,978,225	4,040,857
		Senior Subordinated Debt 17.0000%, 03/31/2012(b,i)	6,802,516	6,564,023	6,802,516

				10,542,248	10,843,373
Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013(i)	1,340,000	1,340,000	1,340,000
Strategic Outsourcing, Inc.	Professional Employer Organization	Loan Assignment 10.0400%, 08/03/2010(h,i)	4,247,312	4,247,312	4,247,312
		Loan Assignment 10.2700%, 08/03/2010(h,i)	537,634	537,634	537,634

				4,784,946	4,784,946

Sub Total Non-control/Non-affiliated investments				70,229,349	28,301,955

Affiliate investments — 22.74%(a,c,f,g)
Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,081,195 shares)		5,879,242	6,557,880
Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares)(d)		7,000,000	—
Impact Confections, Inc.	Confections Manufacturing and Distribution	Senior Subordinated Debt 17.0000%, 07/30/2009(b,i)	5,346,809	5,259,848	5,346,809
		Senior Subordinated Debt 8.8288%, 07/29/2008(i)	325,000	320,129	325,000
		Common Stock (252 shares)(d)		2,700,000	2,700,000

				8,279,977	8,371,809
Octagon Credit Investors, LLC	Financial Services	Senior Subordinated Debt 15.0000%, 05/07/2011(b,i)	5,189,450	4,637,275	4,735,734
		Limited Liability Company Interest		1,394,456	2,979,385

				6,031,731	7,715,119
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
April 30, 2006
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

ProcessClaims, Inc.	Technology Investments	Preferred Stock (6,250,000 shares)(d)		$2,000,000	$5,173,306
		Preferred Stock (849,257 shares)(d)		400,000	831,192
		Preferred Stock (373,362 shares)(d)		20	446,066
		Options (50,000 shares) Expiration 06/23/2015, Exercise Price $0.32(d)		—	9,386

				2,400,020	6,459,950
Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (500,000 shares)(d)		5,000,000	8,500,000
		Preferred Stock (1,000,000 shares)(b)		10,782,578	10,782,578
		Warrants(d)		—	1,100,000

				15,782,578	20,382,578

Sub Total Affiliate investments				45,373,548	49,487,336

Control investments — 41.88%(a,c,f,g)
Baltic Motors Corporation	Automotive Dealership	Senior Subordinated Debt 10.0000%, 06/24/2007(e,i)	$4,500,000	4,500,000	4,500,000
		Common Stock (54,947 shares)(d,e)		6,000,000	12,854,000

				10,500,000	17,354,000
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares)(d)		17,000,000	24,800,000
SGDA Sanierungsgesellschaft fur Deponien und Altasten	Soil Remediation	Revolving Line of Credit 7.0000%, 08/25/2006(e,i)	1,608,300	1,608,300	1,608,300
		Term Loan 7.0000%, 08/25/2009(e,i)	4,579,050	4,346,381	4,346,381
		Common Equity Interest(e)		338,551	338,551
		Preferred Equity Interest(e)		2,000,000	2,000,000

				8,293,232	8,293,232
SIA BM Auto	Automotive Dealership	Common Stock (47,300 shares)(d,e)		8,000,000	8,000,000
Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 17.0000%, 08/04/2009(b,i)	6,461,261	6,384,546	6,461,261
		Junior Revolving Line of Credit 12.5000%, 07/07/2007(i)	2,463,800	2,463,800	2,463,800
		Common Stock (479 shares)(d)		4,786,200	4,786,200
		Warrants(d)		—	—

				13,634,546	13,711,261
Turf Products, LLC	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010(b,i)	7,600,533	7,549,001	7,600,533
		Limited Liability Company Interest(d)		4,074,750	4,074,750
		Warrants(d)		—	—

				11,623,751	11,675,283
Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares)(d)		5,500,000	—
		Preferred Stock (6,443,188 shares)(d)		1,134,001	2,700,000

				6,634,001	2,700,000
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
April 30, 2006
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011(i)	$900,000	$900,000	$900,000
		Common Stock (81,000 shares)(d)		1,850,000	3,700,000

				2,750,000	4,600,000

Sub Total Control Investments				78,435,530	91,133,776

Short Term Investments — 38.45%(f,i)
Federal Home Loan Bank Discount Note	U.S. Government & Agency Securities	3.7300%, 05/01/2006	20,507,000	20,507,000	20,507,000
U.S. Treasury Bills	U.S. Government & Agency	4.3200%, 05/11/2006	4,934,000	4,928,079	4,928,079
	Securities	4.2800%, 05/18/2006	19,765,000	19,725,025	19,725,025
		4.4200%, 06/01/2006	17,573,000	17,506,115	17,506,115
		4.5200%, 07/27/2006	21,245,000	21,012,934	21,012,934

				63,172,153	63,172,153

Sub Total Short Term Investments				83,679,153	83,679,153

TOTAL INVESTMENT ASSETS — 116.07%(f)				$277,717,580	$252,602,220

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Baltic Motors Corporation, Safestone Technologies PLC, SGDA Sanierungsgesellschaft fur Deponien und Altasten and SIA BM Auto. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $217,621,516 as of April 30, 2006.

(g)	See Note 3 to the financial statements for further information regarding “Investment Classification.”

(h)	This security has segments which accrue at different interest rates. All rates are LIBOR plus 5.25%, but the borrower can choose the 1, 2, 3 or 6 month LIBOR rate for each segment. The rates disclosed are as of April 30, 2006. Maturity date disclosed is the ultimate maturity date.

(i)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

—	Denotes zero cost/fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2005

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments — 16.95%(a,c,g,h)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares)(d)		$5,000,003	$—
Amersham Corp.	Manufacturer of Precision-Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010	$2,473,521	2,473,521	2,473,521
BP Clothing, LLC	Apparel	Second Lien Loan 11.8406%, 06/02/2009	9,166,667	8,998,430	9,166,667
DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares)(d)		4,520,350	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares)(d)		15,000,000	—
Integral Development Corporation	Technology Investments	Convertible Credit Facility 11.7500%, 12/31/2005(e)	1,122,216	1,121,520	1,122,216
JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009(b)	3,090,384	3,025,871	3,090,384
Lumeta Corporation	Technology Investments	Preferred Stock (384,615 shares)(d)		250,000	43,511
		Preferred Stock (266,846 shares)(d)		156,489	156,489

				406,489	200,000
MainStream Data	Technology Investments	Common Stock (5,786 shares)(d)		3,750,000	—
Octagon Credit Investors, LLC	Financial Services	Senior Subordinated Debt 15.0000%, 05/07/2011(b)	5,145,912	4,560,740	4,664,794
		Limited Liability Company Interest		724,857	1,228,038
		Warrants(d)		550,000	1,069,457

				5,835,597	6,962,289
SafeStone Technologies PLC	Technology Investments	Preferred Stock (2,106,378 shares)(d,f)		4,015,402	—
Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares)(d)		10,000,000	—
SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 13.8406%, 03/31/2010(b)	4,020,488	3,947,304	4,020,488
		Senior Subordinated Debt 17.0000%, 03/31/2012(b)	6,650,360	6,401,062	6,650,360

				10,348,366	10,670,848

Sub Total Non-control/ Non-affiliated investments				74,495,549	33,685,925

Affiliate investments — 16.29%(a,c,g,h)
Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (909,091 shares)(d)		5,000,000	5,514,000
Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares)(d)		7,000,000	—
Impact Confections, Inc.	Confections Manufacturing and Distribution	Senior Subordinated Debt 17.0000%, 07/30/2009(b)	5,228,826	5,133,069	5,228,826
		Senior Subordinated Debt 7.8406%, 07/29/2008	325,000	318,986	325,000
		Common Stock (252 shares)(d)		2,700,000	2,700,000

				8,152,055	8,253,826
ProcessClaims, Inc.	Technology Investments	Preferred Stock (6,250,000 shares)(d)		2,000,000	2,000,000
		Preferred Stock (849,257 shares)(d)		400,000	400,000
		Preferred Stock Warrants(d)		20	—

				2,400,020	2,400,000
Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (500,000 shares)(d)		5,000,000	5,000,000
		Preferred Stock (1,000,000 shares)(b)		10,517,984	10,517,984
		Warrants(d)		—	700,000

				15,517,984	16,217,984
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
October 31, 2005

Company	Industry	Investment	Principal	Cost	Fair Value

Yaga, Inc.	Technology Investments	Preferred Stock (300,000 shares)(d)		$300,000	$—
		Preferred Stock (1,000,000 shares)(d)		2,000,000	—

				2,300,000	—

Sub Total Affiliate investments				40,370,059	32,385,810

Control investments — 28.30%(a,c,g,h)
Baltic Motors Corporation	Automotive Dealership	Senior Subordinated Debt 10.0000%, 06/24/2007(f)	$4,500,000	4,500,000	4,500,000
		Common Stock (54,947 shares)(d,f)		6,000,000	7,500,000

				10,500,000	12,000,000
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares)(d)		17,000,000	17,000,000
SGDA Sanierungsgesellschaft fur Deponien und Altasten	Soil Remediation	Revolving Line of Credit 7.0000%, 08/25/2006(f)	1,237,700	1,237,700	1,237,700
		Term Loan 7.0000%, 08/25/2009(f)	4,579,050	4,304,560	4,304,560
		Equity Interest(f)		315,000	315,000

				5,857,260	5,857,260
Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 17.0000%, 08/04/2009(b)	6,318,684	6,234,373	6,318,684
		Junior Revolving Line of Credit 12.5000%, 07/07/2007	3,250,000	3,250,000	3,250,000
		Common Stock (450 shares)(d)		4,500,000	4,500,000
		Warrants(d)		—	—

				13,984,373	14,068,684
Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares)(d)		5,500,000	—
		Preferred Stock (6,443,188 shares)(d)		1,134,001	2,700,000

				6,634,001	2,700,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011	900,000	900,000	900,000
		Common Stock (81,000 shares)(d)		1,850,000	3,700,000

				2,750,000	4,600,000

Sub Total Control Investments				56,725,634	56,225,944

Short Term Investments — 25.67%(g)
U.S. Treasury Bills	U.S. Government & Agency	3.4400%, 12/01/2005	14,600,000	14,560,162	14,560,162
	Securities	3.2200%, 12/29/2005	9,865,000	9,812,368	9,812,368
		3.6300%, 01/12/2006	14,856,000	14,750,225	14,750,225
		3.4300%, 01/19/2006	12,000,000	11,904,147	11,904,147

				51,026,902	51,026,902

Sub Total Short Term Investments				51,026,902	51,026,902

TOTAL INVESTMENT ASSETS — 87.21%(g)				$222,618,144	$173,324,581

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
October 31, 2005

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Baltic Motors Corporation, Safestone Technologies PLC and SGDA Sanierungsgesellschaft fur Deponien und Altasten. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	Includes warrants to purchase a number of shares of preferred stock to be determined upon exercise.

(f)	The principal operations of these portfolio companies are located outside of the United States.

(g)	Percentages are based on net assets of $198,739,000 as of October 31, 2005.

(h)	See Note 3 to the financial statements for further information regarding “Investment Classification.”

—	Denotes zero cost/fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements
April 30, 2006
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
      As required by the 1940 Act, we classify our investments by level of control. “Control Investments” are investments in those companies that we are deemed to “Control,” as defined by the 1940 Act. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of us, as defined by the 1940 Act, other than Control Investments. “Non-Control/ Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own 25% or more of the voting securities of such company or have greater than 50% representation on its board. We are deemed to be an affiliate of a company in which we have invested if we own 5% or more and less than 25% of the voting securities of such company.

4.	Concentration of Market Risk
      Financial instruments that subjected the Fund to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 62.88% of the Fund’s total assets at April 30, 2006. As discussed in Note 5, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Fund’s fair value policies and procedures. The Fund’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Fund’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Fund’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

5.	Portfolio Investments

For the Six Month Period Ended April 30, 2006
      During the six month period ended April 30, 2006, the Fund made seven new investments, committing capital totaling approximately $43.3 million. The investments were made in Turf Products, LLC (“Turf”), Strategic Outsourcing, Inc. (“SOI”), Henry Company (“Henry”), SIA BM Auto (“BM Auto”), Storage Canada, LLC (“Storage Canada”), Phoenix Coal Corporation (“Phoenix”) and Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”). The amounts invested were $11.6 million, $5.0 million, $5.0 million, $15.0 million, $1.34 million, $500,000 and $200,000, respectively.
      The Fund also made three follow-on investments in existing portfolio companies committing capital totaling approximately $7.0 million. During the six month period ended April 30, 2006, the Fund invested approximately $879,000 in Dakota Growers Pasta Company, Inc. (“Dakota”) by purchasing an additional 172,104 shares of common stock at an average price of $5.11 per share. On December 22, 2005, the Fund extended to Baltic Motors Corporation (“Baltic”) a $1.8 million revolving bridge note. Baltic immediately drew down $1.5 million from the note. On January 12, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on January 31, 2006 and has been removed from the Fund’s books. On January 12, 2006, the Fund extended to SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”) a $300,000 bridge loan. On March 28, 2006, the Fund extended to Baltic a $2.0 million revolving bridge note. Baltic immediately drew down $2.0 million from the note. On April 5, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on April 30, 2006 and has been removed from the Fund’s books. On April 6, 2006, the Fund invested an additional $2.0 million into SGDA in the form of a preferred equity interest. On April 25, 2006, the Fund purchased an additional common equity interest in SGDA for $20,000.
      At the beginning of the 2006 fiscal year, the revolving credit facility provided to SGDA had an outstanding balance of approximately $1.2 million. During December 2005, SGDA drew down an additional $70,600 from the credit facility. On April 28, 2006, the Fund increased the availability under the revolving credit facility by $300,000. The balance of the bridge loan mentioned above, which would have matured on April 30, 2006, was added to the revolving credit facility and the bridge loan was removed from the Fund’s books as a part of the refinancing. As of April 30, 2006, the entire $1.6 million facility was drawn in full.
      On December 21, 2005, Integral Development Corporation (“Integral”) prepaid its senior credit facility from the Fund in full. The Fund received approximately $850,000 from the prepayment. This amount included all outstanding principal and accrued interest. The Fund recorded no gain or loss as a result of the prepayment. Under the terms of the prepayment, the Fund returned its warrants to Integral for no consideration.
      Effective December 27, 2005, the Fund converted $286,200 of the Timberland Machines & Irrigation, Inc. (“Timberland”) junior revolving line of credit into 28.62 shares of common stock at a price of $10,000 per share. As a result, as of April 30, 2006, the Fund owned 478.62 common shares of Timberland and the funded debt under the junior revolving line of credit was reduced from $3.25 million to approximately $2.96 million.
      Effective December 31, 2005, the Fund received 373,362 shares of Series E preferred stock of ProcessClaims, Inc. (“ProcessClaims”) in exchange for its rights under a warrant issued by ProcessClaims that has been held by the Fund since May 2002. On January 5, 2006, the Valuation Committee of the Fund’s board of directors (“Valuation Committee”) increased the fair value of the Fund’s entire investment in ProcessClaims by $3.3 million to $5.7 million.

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
      On January 3, 2006, the Fund exercised its warrant ownership in Octagon Credit Investors, LLC (“Octagon”) which increased its existing membership interest. As a result, Octagon is now considered an affiliate of the Fund.
      Due to the dissolution of Yaga, Inc. (“Yaga”), the Fund realized losses on its investment in Yaga totaling $2.3 million during the six month period ended April 30, 2006. The Fund received no proceeds from the dissolution of Yaga and the Fund’s investment in Yaga has been removed from the Fund’s books. The Valuation Committee previously decreased the fair value of the Fund’s investment in Yaga to zero and as a result, the Fund’s realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the removal of Yaga from the Fund’s books on the Fund’s consolidated statement of operations and NAV was zero.
      On February 24, 2006, BP Clothing, LLC (“BP”) repaid its second lien loan from the Fund in full. The amount of the proceeds received from the prepayment was approximately $8.7 million. This amount included all outstanding principal, accrued interest, accrued monitoring fees and an early prepayment fee. The Fund recorded no gain or loss as a result of the repayment.
      On April 7, 2006, the Fund sold its investment in Lumeta Corporation (“Lumeta”) for its carrying value of $200,000. The Fund realized a loss on Lumeta of approximately $200,000. However, the Valuation Committee previously decreased the fair value of the Fund’s investment in Lumeta to $200,000 and, as a result, the realized loss was offset by a reduction in unrealized losses. Therefore, the net effect of the Fund’s sale of its investment in Lumeta on the Fund’s consolidated statement of operations and NAV was zero.
      On April 21, 2006, BM Auto repaid its bridge loan from the Fund in full. The amount of the proceeds received from the repayment was approximately $7.2 million. This amount included all outstanding principal, accrued interest and was net of foreign taxes withheld. The Fund recorded no gain or loss as a result of the repayment.
      During the six month period ended April 30, 2006, the Valuation Committee increased the fair value of the Fund’s investments in Baltic common stock by $5.4 million, Dakota common stock by approximately $164,000, Octagon’s membership interest by approximately $562,000, Ohio Medical Corporation (“Ohio”) common stock by $7.8 million, Process Claims preferred stock by $4.1 million and Vitality Foodservice, Inc. (“Vitality”) common stock and warrants by $3.5 million and $400,000, respectively. In addition, increases recorded to the cost basis and fair value of the loans to Impact Confections, Inc. (“Impact”), JDC Lighting, LLC (“JDC”), Octagon, SP Industries, Inc. (“SP”), Timberland, Turf and the Vitality preferred stock were due to the receipt of payment in kind (PIK) interest/dividends totaling approximately $911,000. Also during the six month period ended April 30, 2006, the undistributed allocation of flow through income from the Fund’s equity investment in Octagon increased the cost basis and fair value of the Fund’s investment by approximately $120,000.
      At April 30, 2006, the fair value of all portfolio investments, exclusive of short-term securities, was $168.9 million with a cost basis of $194.0 million. At October 31, 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $122.3 million with a cost basis of $171.6 million.

For the Year Ended October 31, 2005
      During the year ended October 31, 2005, the Fund made six new investments, committing capital totaling approximately $48.8 million. The investments were made in JDC, SGDA, SP, BP, Ohio and Amersham Corporation (“Amersham”). The amounts invested were $3.0 million, $5.8 million, $10.5 million, $10 million, $17 million and $2.5 million, respectively.

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
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
      Also, during the year ended October 31, 2005, the Fund sold its entire investment in Sygate Technologies, Inc. (“Sygate”) and received $14.4 million in net proceeds. In addition, approximately $1.6 million or 10% of proceeds from the sale were deposited in an escrow account for approximately one year. Due to the contingencies associated with the escrow, the Fund has not presently placed any value on the proceeds deposited in escrow and has therefore not factored such proceeds into the Fund’s increased NAV. The realized gain from the $14.4 million in net proceeds received was $10.4 million. The Fund also sold 685,679 shares of Mentor Graphics Corp. (“Mentor Graphics”), receiving net proceeds of approximately $9.0 million and realized a gain on the shares sold of approximately $5.0 million. The Fund also received approximately $300,000 from the escrow related to the 2004 sale of BlueStar Solutions, Inc. (“BlueStar”).
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
      The Fund continued to receive principal repayments on the debt securities of Integral and BP. Integral made payments during the year ended October 31, 2005, according to its credit facility agreement totaling $1,683,336. BP made two quarterly payments during the year ended totaling $833,333. Also, the Fund received an early repayment of Vestal’s debt securities totaling $100,000.

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
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

Commitments to/for Portfolio Companies:
      On May 7, 2004, the Fund provided a $5,000,000 senior secured credit facility to Octagon. This credit facility expires on May 6, 2007 and can be automatically extended until May 6, 2009. The credit facility bears annual interest at LIBOR plus 4%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 1, 2006, Octagon drew $250,000 from the credit facility. The credit facility was repaid in full including, all accrued interest on February 23, 2006. As of April 30, 2006, no borrowings were outstanding.
      During February 2005, the Fund made available to SGDA, a $1,308,300 revolving credit facility that bears annual interest at 7%. The credit facility expires on August 25, 2006. During fiscal year 2006, SGDA drew down $70,600 from the credit facility. On April 28, 2006, the Fund increased the availability under the revolving credit facility by $300,000. The balance of the Fund’s bridge loan to SGDA, which would have matured on April 30, 2006, was added to the revolving credit facility and the bridge loan was removed from the Fund’s books. As of April 30, 2006, the entire $1.6 million facility was drawn in full.
      On July 8, 2005 the Fund extended Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2007. The Fund also receives a fee of 0.25% on the unused portion of the note. As of October 31, 2005, the total amount outstanding on the note was $3.25 million. On December 27, 2005, the Fund converted $286,200 of the Timberland junior revolving line of credit into 28.62 shares of common stock at a price of $10,000 per share. As a result, the Fund now owns 478.62 common shares and the funded debt under the junior revolving line of credit has been reduced from $3.25 million to approximately $2.96 million. As of April 30, 2006, Timberland had repaid an additional $500,000 on the note leaving the total amount outstanding approximately $2.46 million.
      On June 30, 2005, the Fund pledged its common stock of Ohio to Guggenheim Corporate Funding, LLC (“Guggenheim”) to collateralize a loan made by Guggenheim to Ohio.
      On December 22, 2005, the Fund extended to Baltic a $1.8 million revolving bridge note. The note bears interest at 12% per annum and had a maturity date of January 31, 2006. Baltic immediately drew $1.5 million from the note. On January 12, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The revolver matured on January 31, 2006 and has been removed from the Fund’s books.
      On March 28, 2006, the Fund extended to Baltic a $2.0 million revolving bridge note. Baltic immediately drew down $2.0 million from the note. On April 5, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on April 30, 2006 and has been removed from the Fund’s books.

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
      On March 30, 2006, the Fund provided a $6 million loan commitment to Storage Canada and the company immediately borrowed $1.34 million. The commitment expires after one year, but may be renewed with the consent of both parties. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Fund also receives a fee of 0.25% on the unused portion of the loan.
      Timberland also has a floor plan financing program administered by Transamerica Commercial Finance Corporation (“Transamerica”). As is typical in Timberland’s industry, under the terms of the dealer financing arrangement, Timberland guarantees the repurchase of product from Transamerica, if a dealer defaults on payment and the underlying assets are repossessed. The Fund has agreed to be a limited co-guarantor for up to $500,000 on this repurchase commitment.

Commitments of the Fund:
      On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20 million revolving credit facility (“Credit Facility I”) with LaSalle Bank National Association (the “Bank”). On July 20, 2005, the Fund amended Credit Facility I. The maximum aggregate loan amount under Credit Facility I was increased from $20 million to $30 million. Additionally, the maturity date was extended from October 31, 2005 to August 31, 2006. All other material terms of Credit Facility I remained unchanged. On January 27, 2006, the Fund borrowed $10 million under Credit Facility I. The $10 million borrowed under Credit Facility I was repaid in full by February 3, 2006. Borrowings under Credit Facility I bear interest, at the Fund’s option, at either a fixed rate equal to the LIBOR rate (for one, two, three or six months), plus 1.00% per annum, or at a floating rate equal to the Bank’s prime rate in effect from time to time, minus 1.00% per annum. As of April 30, 2006, there were no borrowings outstanding under Credit Facility I.
      On February 16, 2005, the Fund entered into a sublease (the “Sublease”) for a larger space in the building in which the Fund’s current executive offices are located. The Sublease is scheduled to expire on February 28, 2007. Future payments under the Sublease total approximately $111,000 in fiscal year 2006 and $75,000 in fiscal year 2007. The Fund’s previous lease was terminated effective March 1, 2005, without penalty. The building in which the Fund’s executive offices are located, 287 Bowman Avenue, is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. See Note 7 “Management” for more information on Mr. Tokarz.
      On April 27, 2006, the Fund and MVCFS, as co-borrowers entered into a new four-year, $100 million revolving credit facility (“Credit Facility II”) with Guggenheim as administrative agent to the lenders. On April 27, 2006, the Fund borrowed $45 million ($27.5 million drawn from the revolving credit facility and $17.5 million in term debt) under Credit Facility II. The proceeds from borrowings made under Credit Facility II are expected to be used to fund new and existing portfolio investments, pay fees and expenses related to the financing and for general corporate purposes. Credit Facility II will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility II will be due and payable. Borrowings under Credit Facility II will bear interest, at the Fund’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Fund paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured amongst other things by cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVC Financial Services, Inc. and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Fund.
      The Fund enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Fund’s maximum exposure under these arrangements is unknown. However, the Fund

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

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
      On February 20, 2006, Robert Everett resigned from the Fund’s board of directors. Mr. Everett’s resignation did not involve a disagreement with the Fund on any matter.
      On February 23, 2006, in accordance with the recommendation of the Nominating/ Corporate Governance/ Strategy Committee of the Fund’s board of directors, Mr. William E. Taylor was appointed to serve on the Fund’s board of directors. Mr. Taylor was also appointed to serve on the Audit Committee and Nominating/ Corporate Governance/ Strategy Committee of the Fund’s board of directors.

8.	Incentive Compensation
      Under the terms of the Fund’s agreement with Mr. Tokarz, as discussed in Note 7 “Management,” during the year ended October 31, 2005, the Fund created a provision for $1,117,328 of estimated incentive compensation accounted for as a current expense. During the six month period ended April 30, 2006, this provision was increased by $3,556,186. The increase in the provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of five of the Fund’s portfolio investments: Baltic, Dakota, Ohio, Octagon, and Vitality which are subject to the Fund’s agreement with Mr. Tokarz, by a total of $17,780,929. This reserve balance of $4,673,514 will remain unpaid until net capital gains are realized, if ever, by the Fund. Pursuant to Mr. Tokarz’s agreement with the Fund, only after a realization event may the incentive compensation be paid to him. Mr. Tokarz has determined to allocate a portion of the incentive compensation to certain employees of the Fund. During the year ended October 31, 2005 and the six month period ended April 30, 2006, Mr. Tokarz was paid no cash or other compensation. Without this reserve for incentive compensation, operating expenses would have been approximately $3.17 million instead of the $6.73 million as reported in the Statement of Operations for the six month period ended April 30, 2006. This would have resulted in net operating income of $5.23 million instead of the $1.67 million, as reported in the Statement of Operations for the six month period ended April 30, 2006.

9.	Tax Matters
      On October 31, 2005, the Fund had a net capital loss carryforward of $78,779,962 of which $33,469,122 will expire in the year 2010, $4,220,380 will expire in the year 2011, $37,794,910 will expire in the year 2012

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
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

For the Quarter Ended April 30, 2006
      On April 11, 2006, the Fund’s board of directors declared a dividend of $.12 per share payable on April 28, 2006 to shareholders of record on April 21, 2006. The ex-dividend date was April 19, 2006. The total distribution amounted to $2,290,835 including distributions reinvested. In accordance with the Plan, the Plan Agent, re-issued 1,733 shares of common stock from the Fund’s treasury to shareholders participating in the Plan.

11.	Segment Data
      The Fund’s reportable segments are its investing operations as a business development company and the financial advisory operations of its wholly-owned subsidiary, MVC Financial Services, Inc. (“MVCFS”).

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
      The following table presents book basis segment data for the six month period ended April 30, 2006:

	MVC	MVCFS	Consolidated

Interest and dividend income	$6,518,841	$57,344	$6,576,185
Fee income	132,611	1,461,141	1,593,752
Other income	315,196	—	315,196

Total operating income	6,966,648	1,518,485	8,485,133
Total operating expenses	6,526,971	202,704	6,729,675

Net operating income before taxes	439,677	1,315,781	1,755,458
Tax expense (benefit)	—	80,960	80,960

Net operating income	439,677	1,234,821	1,674,498
Net realized gain (loss) on investments and foreign currency	(2,428,505)	—	(2,428,505)
Net change in unrealized appreciation on investments	24,178,203	—	24,178,203

Net increase in net assets resulting from operations	$22,189,375	$1,234,821	$23,424,196

      In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc.

12.	Legal Proceedings
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
      On May 2, 2006, the Fund repaid the $27.5 million borrowed under Credit Facility II.
      On May 3, 2006, the Fund acquired loans, totaling $6 million, made to Total Safety U.S., Inc. (“Total Safety”). Total Safety is a provider of safety equipment and related services to refining, petrochemical and oil

MVC Capital, Inc. (the “Fund”)
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
production and production. The $5 million term loan A bears interest at LIBOR plus 4.5% and matures on December 31, 2010. The $1 million term loan B bears interest at LIBOR plus 8.5% and also matures on December 31, 2010.
      On May 4, 2006, the Fund received a working capital adjustment of approximately $250,000 related to the Fund’s purchase of a membership interest in Turf. As a result, the Fund’s cost basis in the investment was reduced.
      On May 30, 2006, the Fund’s board of directors, including all of the Independent Directors (Mr. Tokarz recused himself from making a determination on this matter), unanimously approved a proposed Investment Advisory and Management Agreement between the Fund and The Tokarz Group Advisers, LLC (the “Proposed Agreement”) which provides for an external management structure for the Fund. A preliminary proxy statement seeking, among other things, shareholder approval for the Proposed Agreement, was filed with the SEC on June 9, 2006.
      On May 31, 2006, the Fund made an investment in PreVisor, Inc. (“PreVisor”) a Roswell, GA based company which provides pre-employment testing solutions and consulting services. The Fund’s investment in PreVisor consists of $6 million in common stock. Mr. Tokarz, our Chairman and Portfolio Manager, is a minority shareholder of PreVisor. Our board of directors, including all of our directors who are not “interested persons” of the Fund (the “Independent Directors”) (Mr. Tokarz recused himself from making a determination on this matter), approved the transaction.
      Effective May 31, 2006, the Valuation Committee increased the value of the Fund’s investment in ProcessClaims by approximately $690,000. This was a result of the announcement by CCC Information Service, Inc. that it signed a definitive purchase agreement to acquire ProcessClaims.
      On June 8, 2006, the Fund made a follow-on commitment to Phoenix, in the form of an equity investment and a second lien loan, totaling $7.5 million. The Fund purchased $500,000 of common stock from Phoenix at a cost of $0.75 per share. The Fund also made a $3.5 million second lien loan to Phoenix. The loan bears annual interest at 15% and matures on June 8, 2011. Phoenix has an additional $3.5 million available to it under the second lien loan commitment. Any additional borrowings made under the commitment will have same terms as mentioned above.

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

Selected Consolidated Financial Data

	Six Month	Six Month
	Period Ended	Period Ended	Year Ended
	April 30,	April 30,	October 31,
	2006	2005	2005

	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$6,576	$3,844	$9,457
Fee income	1,594	307	1,809
Other income	315	283	933

Total operating income	8,485	4,434	12,199
Expenses:
Employee	1,397	986	2,336
Incentive compensation (Note 8)	3,556	394	1,117
Administrative	1,776	1,493	3,052

Total operating expenses	6,729	2,873	6,505

Net operating income (loss) before taxes	1,756	1,561	5,694
Tax expense (benefit), net	81	(143)	(101)

Net operating income (loss)	1,675	1,704	5,795
Net realized and unrealized gains (losses):
Net realized gains (losses)	(2,429)	(8,257)	(3,295)
Net change in unrealized appreciation (depreciation)	24,178	13,578	23,768

Net realized and unrealized gains (losses) on investments	21,749	5,321	20,473

Net increase (decrease) in net assets resulting from operations	$23,424	$7,025	$26,268

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$1.23	$0.41	$1.45
Dividends per share	$0.24	$—	$0.24
Balance Sheet Data:
Portfolio at value	$168,923	$94,814	$122,298
Portfolio at cost	194,038	154,297	171,591
Total assets	268,671	193,501	201,379
Shareholders’ equity	217,622	184,068	198,707
Shareholders’ equity per share (net asset value)	$11.40	$9.64	$10.41
Common shares outstanding at period end	19,090	19,086	19,087
Other Data:
Number of Investments funded in period	10	6	9
Investments funded ($) in period	$50,277	$22,229	$53,836

	2006		2005				2004

	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3(1)	Qtr 2	Qtr 1

	(In thousands except per share data)
Quarterly Data (Unaudited):
Total operating income	$4,261	$4,224	$3,361	$4,404	$2,439	$1,995	$1,811	$951	$508	$716
Net operating income (loss) before net realized and unrealized gains	503	1,172	1,612	2,480	821	882	665	281	(498)	(430)
Net increase (decrease) in net assets resulting from operations	11,117	12,307	8,933	10,310	4,360	2,665	3,274	4,922	1,104	2,305
Net increase (decrease) in net assets resulting from operations per share	0.58	0.65	0.46	0.58	0.23	0.18	0.27	0.41	0.09	0.14
Net asset value per share	11.40	10.94	10.41	10.06	9.64	9.41	9.40	9.25	8.85	8.76

(1)	Data for 2004 differs from that which was filed on Form 10-Q on September 9, 2004, due to a reclassification of investment income and related expenses which had previously been accrued for.

Overview
      The Fund is a non-diversified closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act. The Fund’s investment objective is to seek to maximize total return from capital appreciation and/or income.
      On November 6, 2003, Mr. Tokarz assumed his positions as Chairman and Portfolio Manager of the Fund. Mr. Tokarz and the Fund’s investment professionals are seeking to implement the Fund’s investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries.
      The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. In the year ended October 31, 2005, we made six new investments and three additional investments in existing portfolio companies, committing capital totaling approximately $53.8 million. During the six month period ended April 30, 2006, we made seven new investments and three additional investments in existing portfolio companies, committing capital totaling approximately $50.3 million.
      Prior to the adoption of our current investment objective, the Fund’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Fund’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of April 30, 2006, 3.41% of the current fair value of our assets consisted of portfolio investments made by the Fund’s former management team pursuant to the prior investment objective. We are, however, seeking to manage these legacy investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.
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
Operating Income
      For the Six month Periods Ended April 30, 2006 and 2005. Total operating income was $8.5 million for the six month period ended April 30, 2006 and $4.4 million for the six month period ended April 30, 2005, an increase of $4.1 million.

For the Six month Period Ended April 30, 2006
      Total operating income was $8.5 million for the six month period ended April 30, 2006. The increase in operating income over the same six month period last year was primarily due to the increase in the number of investments that provide the Fund with current income. The main components of investment income were the interest and dividend income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Fund and MVCFS. The Fund earned approximately $5.51 mil-

lion in interest and dividend income from investments in portfolio companies. Of the $5.51 million recorded in interest/dividend income, approximately $911,000 was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Fund’s investments yielded rates from 7% to 17%. Also, the Fund earned approximately $1.1 million in interest income on its cash equivalents and short-term investments. The Fund received fee income and other income from portfolio companies and other entities totaling approximately $1.6 million and $315,000, respectively. Included in other income is flow through income from limited liability companies and cash received from the Mentor Graphics multi-year earnout. Please see the Fund’s 2005 Annual Report on Form 10-K for more information regarding the Mentor Graphics earnout.

For the Six month Period Ended April 30, 2005
      Total investment income was $4.4 million for the six month period ended April 30, 2005. The increase in investment income over the same six month period last year is due to the increase in the number of investments that provide the Fund with current income. The main components of investment income are the interest and dividend income earned on loans to portfolio companies and the Fund’s receipt of closing and monitoring fees from certain portfolio companies by the Fund and MVCFS. The Fund earned approximately $3.14 million in interest and dividend income from investments in portfolio companies. Of the $3.14 million recorded in interest and dividend income, approximately $574,000 was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Fund’s investments were paying interest and dividends to the Fund at various rates from 7% to 17%. Also, the Fund earned approximately $674,000 in interest income on its cash equivalents and short-term investments during the six month period ended April 30, 2005. The Fund received fee income and other income from portfolio companies totaling approximately $307,000 and $283,000 respectively.
Operating Expenses
      For the Six month Periods Ended April 30, 2006 and 2005. Operating expenses were $6.7 million for the six month period ended April 30, 2006 and $2.9 million for the six month period ended April 30, 2005, an increase of $3.8 million.

For the Six month Period Ended April 30, 2006
      Operating expenses were $6.7 million or 6.58% of the Fund’s average net assets, when annualized, for the six month period ended April 30, 2006. Significant components of operating expenses for the six month period ended April 30, 2006, included salaries and benefits of approximately $1.4 million, estimated provision for incentive compensation expense of approximately $3.6 million, insurance premium expenses of $240,211, legal fees of $250,002 and facilities-related expenses of $332,814. Estimated incentive compensation expense is a non-cash, not yet payable, provisional expense relating to Mr. Tokarz’s agreement with the Fund.
      The increase in the Fund’s operating expenses in the six month period ended April 30, 2006, was primarily due to the provision for estimated incentive compensation and an increase in the number of employees needed to service the larger portfolio. Also, the Fund’s rent and other facility related expenses increased primarily due to the Fund’s procurement of larger office space to accommodate the Fund’s increased number of employees. See Note 6 “Commitments and Contingencies” for more information.
      Pursuant to the terms of the Fund’s agreement with Mr. Tokarz, during the six month period ended April 30, 2006, the provision for estimated incentive compensation was increased by $3,556,186. The increase in the provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of five of the Fund’s portfolio investments: Baltic, Dakota, Ohio, Octagon, and Vitality which are subject to the Fund’s agreement with Mr. Tokarz, by a total of $17,780,929. This reserve balance of $4,673,514 will remain unpaid until net capital gains are realized, if ever, by the Fund. Pursuant to Mr. Tokarz’s agreement with the Fund, only after a realization event, may the incentive compensation be paid to him. Mr. Tokarz has determined to allocate a portion of his incentive compensation to certain employees of the Fund. During the year ended October 31, 2006, Mr. Tokarz was paid no cash or other compensation. Without this reserve for incentive compensation, operating expenses would have been approximately $3.17 million or 3.10% of average net assets when annualized as compared to 6.58% which is reported on the Consolidated Per Share Data and Ratios, for the six month period ended April 30, 2006. Please see Note 8 “Incentive Compensation” for more information.
      In February 2006, the Fund renewed its Directors & Officers/ Professional Liability Insurance policies at an expense of approximately $459,000 which is amortized over the twelve month life of the policy. The prior policy premium was $517,000.

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
Realized Gains and Losses on Portfolio Securities
      For the Six month Periods Ended April 30, 2006 and 2005. Net realized losses for the six month period ended April 30, 2006 and 2005 were $2.4 million and $8.3 million, respectively, a decrease of $5.9 million.

For the Six month Periods Ended April 30, 2006
      Net realized losses for the six month period ended April 30, 2006 were $2.4 million. The significant components of the Fund’s net realized loss for the six month period ended April 30, 2006 consisted of losses on Yaga, the sale of the Fund’s investment in Lumeta and the receipt of cash from a former portfolio company, Annuncio Software, Inc. (“Annuncio”).
      During the six month period ended April 30, 2006, the Fund received notification of the final dissolution of Yaga. The Fund received no proceeds from the dissolution of this company and the investment has been removed from the Fund’s books. The Fund realized a loss of $2.3 million as a result of this dissolution. The fair value of Yaga was previously written down to zero and therefore, the net effect of the removal of Yaga from the Fund’s books on the Fund’s consolidated statement of operations and NAV was zero.

      On April 7, 2006, the Fund sold its investment in Lumeta for its carrying value of $200,000. The Fund realized a loss on Lumeta of approximately $200,000. However, the Valuation Committee previously decreased the fair value of the Fund’s investment in this company to $200,000 and as a result, the realized loss was offset by a reduction in unrealized losses. Therefore, the net effect of the Fund’s sale of its investment in Lumeta on the Fund’s consolidated statement of operations and NAV was zero.
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
Unrealized Appreciation and Depreciation of Portfolio Securities
      For the Six month Periods Ended April 30, 2006 and 2005. The Fund had a net change in unrealized appreciation on portfolio investments of $24.2 million for the six month period ended April 30, 2006. The Fund had a net change in unrealized appreciation on portfolio investments of $13.6 million for the six month period ended April 30, 2005.

For the Six month Period Ended April 30, 2006
      The Fund had a net change in unrealized appreciation on portfolio investments of $24.2 million for the six month period ended April 30, 2006. The change in unrealized appreciation on investment transactions for the six month period ended April 30, 2006 primarily resulted from the Valuation Committee’s decision to increase the fair value of the Fund’s investments in Baltic common stock by $5.4 million, Dakota common stock by approximately $164,000, Octagon’s membership interest by approximately $562,000, Ohio common stock by $7.8 million, Process Claims preferred stock by $4.1 million and Vitality common stock and warrants by $3.5 million and $400,000, respectively. Another key component of the net change in unrealized appreciation was the $2.5 million depreciation reclassification from unrealized to realized caused by the removal of Yaga and Lumeta from the Fund’s books.

For the Six month Period Ended April 30, 2005
      Net increase in unrealized appreciation for the six month period ended April 30, 2005 was $13.6 million. Such net increase in unrealized appreciation on investment transactions for the six months ended April 30, 2005 resulted from: the Valuation Committee’s determinations to increase the fair value of the Fund’s investments in Vestal’s common stock by $950,000, Octagon’s membership interest and warrant by $1,022,638 and Vendio’s Series A preferred stock by $865,999 (the increase in the fair value of these portfolio investments resulted in a decrease in unrealized depreciation of approximately $2.8 million), the realization of a $4.8 million gain on the sales of the Fund’s shares of Mentor Graphics and the $13.0 million depreciation reclassification from unrealized to realized caused by the removal of CBCA and Phosistor from the Fund’s books.
Portfolio Investments
      For the Six month Period Ended April 30, 2006 and the Year Ended October 31, 2005. The cost of the portfolio investments held by the Fund at April 30, 2006 and at October 31, 2005 was $194.0 million and $171.6 million, respectively, an increase of $22.4 million. The aggregate fair value of portfolio investments at April 30, 2006 and at October 31, 2005 was $168.9 million and $122.3 million, respectively, an increase of $46.6 million. The cost and aggregated fair value of short-term securities held by the Fund at April 30, 2006 and at October 31, 2005 was $83.7 million and $51.0 million, respectively, an increase of $32.7 million. The cost and aggregate fair value of cash and cash equivalents held by the Fund at April 30, 2006 and at October 31, 2005 was $11.9 million and $26.3, respectively, a decrease of approximately $14.4 million.

For the Six month Period Ended April 30, 2006
      During the six month period ended April 30, 2006, the Fund made seven new investments, committing capital totaling approximately $43.3 million. The investments were made in Turf, SOI, Henry, BM Auto, Storage Canada, Phoenix and Harmony Pharmacy. The amounts invested were $11.6 million, $5.0 million, $5.0 million, $15.0 million, $1.34 million, $500,000 and $200,000, respectively.
      The Fund also made three follow-on investments in existing portfolio companies committing capital totaling approximately $7.0 million. During the six month period ended April 30, 2006, the Fund invested approximately $879,000 in Dakota by purchasing an additional 172,104 shares of common stock at an average price of $5.11 per share. On December 22, 2005, the Fund extended to Baltic a $1.8 million revolving bridge note. Baltic immediately drew down $1.5 million from the note. On January 12, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on January 31, 2006 and has been removed from the Fund’s books. On January 12, 2006, the Fund extended to SGDA a $300,000 bridge loan. On March 28, 2006, the Fund extended to Baltic a $2.0 million revolving bridge note. Baltic immediately drew down $2.0 million from the note. On April 5, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on April 30, 2006 and has been removed from the Fund’s books. On April 6, 2006, the Fund invested an additional $2.0 million into SGDA in the form of a preferred equity interest. On April 25, 2006, the Fund purchased an additional common equity interest in SGDA for $20,000.
      At the beginning of the 2006 fiscal year, the revolving credit facility provided to SGDA had an outstanding balance of approximately $1.2 million. During December 2005, SGDA drew down an additional $70,600 from the credit facility. On April 28, 2006, the $300,000 balance of the bridge loan mentioned above, which would have matured on April 30, 2006, was added to the revolving credit facility and the bridge loan was removed from the Fund’s books as a part of the refinancing. As of April 30, 2006, the entire $1.6 million facility was drawn in full.
      On December 21, 2005, Integral prepaid its senior credit facility from the Fund in full. The Fund received approximately $850,000 from the prepayment. This amount included all outstanding principal and accrued interest. The Fund recorded no gain or loss as a result of the prepayment. Under the terms of the prepayment, the Fund returned its warrants to Integral for no consideration.
      Effective December 27, 2005, the Fund converted $286,200 of the Timberland junior revolving line of credit into 28.62 shares of common stock at a price of $10,000 per share. As a result, as of April 30, 2006, the Fund owned 478.62 common shares of Timberland and the funded debt under the junior revolving line of credit was reduced from $3.25 million to approximately $2.96 million.
      Effective December 31, 2005, the Fund received 373,362 shares of Series E preferred stock of ProcessClaims in exchange for its rights under a warrant issued by ProcessClaims that has been held by the

Fund since May 2002. On January 5, 2006, the Valuation Committee increased the fair value of the Fund’s entire investment in ProcessClaims by $3.3 million to $5.7 million.
      On January 3, 2006, the Fund exercised its warrant ownership in Octagon which increased its existing membership interest in Octagon. As a result, Octagon is now considered an affiliate of the Fund.
      Due to the dissolution of Yaga, the Fund realized losses on its investment in Yaga totaling $2.3 million during the six month period ended April 30, 2006. The Fund received no proceeds from the dissolution of Yaga and the Fund’s investment in Yaga has been removed from the Fund’s books. The Valuation Committee previously decreased the fair value of the Fund’s investment in Yaga to zero and as a result, the Fund’s realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the removal of Yaga from the Fund’s books on the Fund’s consolidated statement of operations and NAV was zero.
      On February 24, 2006, BP repaid its second lien loan from the Fund in full. The amount of the proceeds received from the prepayment was approximately $8.7 million. This amount included all outstanding principal, accrued interest, accrued monitoring fees and an early prepayment fee. The Fund recorded no gain or loss as a result of the repayment.
      On April 7, 2006, the Fund sold its investment in Lumeta for its carrying value of $200,000. The Fund realized a loss on Lumeta of approximately $200,000. However, the Valuation Committee previously decreased the fair value of the Fund’s investment in Lumeta to $200,000 and, as a result, the realized loss was offset by a reduction in unrealized losses. Therefore, the net effect of the Fund’s sale of its investment in Lumeta on the Fund’s consolidated statement of operations and NAV was zero.
      On April 21, 2006, BM Auto repaid its bridge loan from the Fund in full. The amount of the proceeds received from the repayment was approximately $7.2 million. This amount included all outstanding principal, accrued interest and was net of foreign taxes withheld. The Fund recorded no gain or loss as a result of the repayment.
      During the six month period ended April 30, 2006, the Valuation Committee increased the fair value of the Fund’s investments in Baltic common stock by $5.4 million, Dakota common stock by approximately $164,000, Octagon’s membership interest by approximately $562,000, Ohio common stock by $7.8 million, Process Claims preferred stock by $4.1 million and Vitality common stock and warrants by $3.5 million and $400,000, respectively. In addition, increases recorded to the cost basis and fair value of the loans to Impact, JDC, Octagon, SP, Timberland, Turf and the Vitality preferred stock were due to the receipt of payment in kind (PIK) interest/dividends totaling approximately $911,000. Also during the six month period ended April 30, 2006, the undistributed allocation of flow through income from the Fund’s equity investment in Octagon increased the cost basis and fair value of the Fund’s investment by approximately $120,000.
      At April 30, 2006, the fair value of all portfolio investments, exclusive of short-term securities, was $168.9 million with a cost basis of $194.0 million. At October 31, 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $122.3 million with a cost basis of $171.6 million.

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
      Also, during the year ended October 31, 2005, the Fund sold its entire investment in Sygate and received $14.4 million in net proceeds. In addition, approximately $1.6 million or 10% of proceeds from the sale were deposited in an escrow account for approximately one year. Due to the contingencies associated with the escrow, the Fund has not presently placed any value on the proceeds deposited in escrow and has therefore not factored such proceeds into the Fund’s increased NAV. The realized gain from the $14.4 million in net proceeds received was $10.4 million. The Fund also sold 685,679 shares of Mentor Graphics, receiving net proceeds of approximately $9.0 million and realized a gain on the shares sold of approximately $5.0 million. The Fund also received approximately $300,000 from the escrow related to the 2004 sale of BlueStar.
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
      The Fund continued to receive principal repayments on the debt securities of Integral and BP. Integral made payments during the year ended October 31, 2005, according to its credit facility agreement totaling $1,683,336. BP made two quarterly payments during the year ended totaling $833,333. Also, the Fund received an early repayment of Vestal’s debt securities totaling $100,000.
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

Portfolio Companies
      During the six month period ended April 30, 2006, the Fund had investments in the following portfolio companies:

Actelis Networks, Inc.
      Actelis Networks, Inc. (“Actelis”), Fremont, California, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.
      At October 31, 2005 and April 30, 2006 the Fund’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been assigned a fair value of $0.

Amersham Corp.
      Amersham Corp. (“Amersham”), Louisville, Colorado, is a manufacturer of precision machined components for the automotive, furniture, security and medical device markets.
      During fiscal year 2005 the Fund made an investment in Amersham. The Fund’s investment in Amersham consists of $2.5 million in purchased notes, bearing annual interest at 10%. The notes have a maturity date of June 29, 2010. The notes have a principal face amount and cost basis of $2.5 million.
      At October 31, 2005 and April 30, 2006, the notes had an outstanding balance, cost and fair value of $2.5 million.

Baltic Motors Corporation
      Baltic Motors Corporation (“Baltic”), Purchase, New York, is a U.S. company focused on the importation and sale of Ford and Land Rover vehicles and parts throughout Latvia, a member of the European Union.
      At October 31, 2005 and April 30, 2006, the Fund’s investment in Baltic consisted of 54,947 shares of common stock at a cost of $6.0 million and a mezzanine loan with a cost basis of $4.5 million. The loan has a maturity date of June 24, 2007 and earns interest at 10% per annum.
      At October 31, 2005, the investment in Baltic was assigned a fair value of $12.0 million.
      On December 22, 2005, the Fund extended to Baltic a $1.8 million revolving bridge note. Baltic immediately drew down $1.5 million from the note. On January 12, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on January 31, 2006 and has been removed from the Fund’s books.
      On March 28, 2006, the Fund extended to Baltic a $2.0 million revolving bridge note. Baltic immediately drew down $2.0 million from the note. On April 5, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on April 30, 2006 and has been removed from the Fund’s books.
      During the six month period ended April 30, 2006, the Valuation Committee increased the fair value of the Fund’s equity investment in Baltic by $5.4 million from $7.5 million to approximately $12.9 million.
      At April 30, 2006, the Fund’s investment in Baltic was assigned a fair value of $17.4 million. Michael Tokarz, Chairman of the Fund, Frances Spark and Chris Sullivan, employees of the Fund, serve as directors for Baltic.

BP Clothing, LLC
      BP Clothing, LLC (“BP”), Pico Rivera, California, is a company which designs, manufactures, markets and distributes, Baby Phat®, a line of women’s clothing.

      The Fund’s investment in BP consists of a $10 million second lien loan bearing annual interest at LIBOR plus 8% for the first year and variable interest rates for the remainder of the four year term. The loan has a $10.0 million principal face amount and was issued at a cost basis of $10.0 million. The loan’s cost basis was subsequently discounted to reflect loan origination fees received. The Fund is scheduled to receive quarterly principal repayments totaling $625,000 per quarter with the remaining principal balance due upon maturity.
      At October 31, 2005, the loan had an outstanding balance of $9.17 million with a cost of $9.0 million. The loan was assigned a fair value of $9.17 million.
      On February 24, 2006, BP repaid its second lien loan from the Fund in full. The amount of the proceeds received from the prepayment was approximately $8.7 million. This amount included all outstanding principal, accrued interest, accrued monitoring fees and an early prepayment fee.
      As of April 30, 2006, the Fund no longer held any investment in BP.

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
      During the six months ended April 30, 2006, the Fund purchased an additional 172,104 shares of common stock at an average price of $5.11 per share or approximately $879,000.
      Effective January 31, 2006 and April 30, 2006, the Valuation Committee increased the fair value of the newly purchased shares to the carrying value of the original shares or approximately $6.07. The increase in the fair value of the newly purchased shares over their cost was approximately $164,000.
      At April 30, 2006, the Fund’s investment in Dakota consisted of 1,081,195 shares of common stock with a cost of $5.9 million and assigned fair value of $6.6 million.
      Michael Tokarz, Chairman of the Fund, serves as a director of Dakota.

DPHI, Inc. (formerly DataPlay, Inc.)
      DPHI, Inc. (“DPHI”), Boulder, Colorado, is trying to develop new ways of enabling consumers to record and play digital content.
      At October 31, 2005 and April 30, 2006, the Fund’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been assigned a fair value of $0.

Endymion Systems, Inc.
      Endymion Systems, Inc. (“Endymion”), Oakland, California, is a single source supplier for strategic, web-enabled, end-to-end business solutions designed to help its customers leverage Internet technologies to drive growth and increase productivity.
      At October 31, 2005 and April 30, 2006, the Fund’s investment in Endymion consisted of 7,156,760 shares of Series A preferred stock with a cost of $7.0 million. The investment has been assigned a fair value of $0.

Foliofn, Inc.
      Foliofn, Inc. (“Foliofn”), Vienna, Virginia, is a financial services technology company that offers investment solutions to financial services firms and investors.

      At October 31, 2005 and April 30, 2006, the Fund’s investment in Foliofnconsisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million. The investment had been assigned a fair value of $0. Bruce Shewmaker, an officer of the Fund, serves as a director of Foliofn.

Harmony Pharmacy & Health Center, Inc.
      Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”), Purchase, NY, is an operator of pharmacy and healthcare centers primarily in airports in the United States.
      The Fund invested $200,000 in Harmony Pharmacy in the form of a demand note. The note bears annual interest at 10% and is callable anytime at the Fund’s discretion.
      At April 30, 2006, the note had an outstanding balance, cost basis and fair value of $200,000.

Henry Company
      Henry Company (“Henry”), Huntington Park, California, is a manufacturer and distributor of building products and specialty chemicals.
      The Fund purchased the $5 million in loan assignments in Henry Company. The $3 million term loan A bears annual interest at LIBOR plus 3.5% and matures on April 6, 2011. The $2 million term loan B bears annual interest at LIBOR plus 7.75% and also matures on April 6, 2011.
      At April 30, 2006, the loans had a combined outstanding balance and cost basis of $5.0 million. The loan assignments had a fair value of $5.0 million.

Impact Confections, Inc.
      Impact Confections, Inc. (“Impact”), Roswell, New Mexico founded in 1981, is a manufacturer and distributor of children’s candies.
      The Fund’s investment in Impact consists of 252 shares of common stock at a cost of $10,714.28 per share or $2.7 million and a loan to Impact in the form of a senior subordinated note with an outstanding balance of $5.0 million. The loan bears annual interest at 17.0% and matures on July 30, 2009. The loan was issued at a cost basis of $5.0 million. The loan’s cost basis was then discounted to reflect loan origination fees received.
      On July 29, 2005, the Fund made a $325,000 follow-on investment in Impact in the form of a secured promissory note which bears annual interest at LIBOR plus 4%. The promissory note has a three year term. The note has a $325,000 principal face amount and was issued at a cost basis of $325,000. The note’s cost basis was then discounted to reflect loan origination fees received.
      At October 31, 2005, the Fund’s investment in Impact consisted of 252 shares of common stock at a cost of $2.7 million, the loan to Impact with an outstanding balance of $5.23 million and the secured promissory note with an outstanding balance of $325,000. The cost basis of the loan and promissory note at October 31, 2005 was approximately $5.13 million and $319,000, respectively. At October 31, 2005, the equity investment, loan and secured promissory note were assigned fair values of $2.7 million, $5.23 million and $325,000 respectively.
      At April 30, 2006, the Fund’s investment in Impact consisted of 252 shares of common stock at a cost of $2.7 million, the loan to Impact with an outstanding balance of $5.35 million and the secured promissory note with a balance of $325,000. The cost basis of the loan and promissory note at April 30, 2006 were approximately $5.26 million and $320,000 respectively. At April 30, 2006, the equity investment, loan and secured promissory note were assigned fair values of $2.7 million, $5.35 million and $325,000 respectively. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.
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
      During the six month period ended April 30, 2006, Integral prepaid its outstanding loan balance in full including all accrued interest. The Fund recorded no gain or loss as a result of the prepayment. Under the terms of the prepayment, the Fund returned its warrants to Integral for no consideration.
      As of April 30, 2006, the Fund no longer held any investment in Integral.

JDC Lighting, LLC
      JDC Lighting, LLC (“JDC”), New York, New York, is a distributor of commercial lighting and electrical products.
      The Fund’s investment in JDC consists of a $3.0 million senior subordinated loan, bearing annual interest at 17% over a four year term. The loan has a $3.0 million principal face amount and was issued at a cost basis of $3.0 million. The loan’s cost basis was discounted to reflect loan origination fees received.
      At October 31, 2005, the loan had an outstanding balance of $3.09 million with a cost of $3.03 million. The loan was assigned a fair value of $3.09 million.
      At April 30, 2006, the loan had an outstanding balance of $3.16 million with a cost of $3.10 million. The loan was assigned a fair value of $3.16 million. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.

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
      At October 31, 2005 the investments were assigned a fair value of $200,000, or approximately $0.11 per share of Series A preferred stock and approximately $0.59 per share of Series B preferred stock.
      On April 7, 2006, the Fund sold its investment in Lumeta for its carrying value of $200,000. The Fund realized a loss on Lumeta of approximately $200,000. However, the Valuation Committee previously decreased the fair value of the Fund’s investment in this company to $200,000 and as a result, the realized loss was offset by a reduction in unrealized losses. Therefore, the net effect of the Fund’s sale of its investment in Lumeta on the Fund’s consolidated statement of operations and NAV was zero.
      As of April 30, 2006, the Fund no longer held any investment in Lumeta.

Mainstream Data, Inc.
      Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, builds and operates satellite, internet, and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.
      At October 31, 2005 and April 30, 2006, the Fund’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been assigned a fair value of $0.

Octagon Credit Investors, LLC
      Octagon Credit Investors, LLC (“Octagon”), is a New York-based asset management company that manages leveraged loans and high yield bonds through collateralized debt obligations (“CDO”) funds.
      The Fund’s investment in Octagon consists of a $5,000,000 senior subordinated loan, bearing annual interest at 15% over a seven year term. The loan has a $5,000,000 principal face amount and was issued at a discounted cost basis of $4,450,000. The loan included detachable warrants with a cost basis of $550,000. The Fund also provided a $5,000,000 senior secured credit facility to Octagon. This credit facility expires on May 7, 2009 and bears interest annual at LIBOR plus 4%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. The Fund also made a $560,000 equity investment in Octagon which provides the Fund a membership interest in Octagon.
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
      The cost basis and fair value of the equity investment was also increased by approximately $120,000 to account for the Fund’s allocated portion of the flow-through income, from its membership interest in Octagon, which was not distributed to members. This flow-through income is recorded by the Fund as “other income.”
      At April 30, 2006, the loan had an outstanding balance of $5.19 million with a cost of $4.64 million. The loan was carried at a fair value of $4.74 million. The increase in the outstanding balance, cost and fair value of the loan is due to the accretion of the market discount, the amortization of loan origination fees and the capitalization of “payment in kind” interest.
      At April 30, 2006, the equity investment had a cost basis of $1.39 million and was assigned a fair value of $3.0 million.

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
      As of October 31, 2005, the Fund’s investment was assigned a fair value of $17 million.
      Effective April 30, 2006, the Valuation Committee determined to increase the fair value of the Fund’s equity investment in Ohio by $7.8 million
      As of April 30, 2006, the cost basis and fair value of the Fund’s investment in Ohio was $17.0 million and $24.8 million, respectively.

      Michael Tokarz, Chairman of the Fund, Peter Seidenberg, Chief Financial Officer of the Fund and Dave Hadani an employee of the Fund, serve as directors of Ohio.

Phoenix Coal Corporation
      Phoenix Coal Corporation (“Phoenix”), Madisonville, KY, is engaged in the acquisition, development, production and sale of bituminous coal reserves and resources located primarily in the Illinois Basin. With offices in Madisonville, Kentucky and Champaign, Illinois, the company is focused on consolidating small and medium-sized coal mining projects and applying proprietary technology to increase efficiency and enhance profit margins.
      The Fund purchased 1 million shares of common stock of Phoenix for a purchase price of $500,000.
      At April 30, 2006, the Fund’s investment in Phoenix had a cost basis and fair value of $500,000.

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
      During March 2006, the Fund was granted and accepted 50,000 options to purchase shares of ProcessClaims common stock. Bruce Shewmaker, an officer of the Fund, serves as a director of ProcessClaims. The options were granted for Bruce Shewmaker’s service on ProcessClaims Board of Directors. The options vested immediately, have an exercise price of $0.32 per share and have an expiration date of ten years from the date of grant.
      Effective April 30, 2006, the Fund’s Valuation Committee determined to increase the fair value of the Fund’s investment in ProcessClaims by approximately $760,000.
      At April 30, 2006, the Fund’s investments in ProcessClaims consisted of 6,250,000 shares of Series C preferred stock, 849,257 shares of Series D preferred stock, 373,362 shares of Series E convertible preferred stock and 50,000 common stock options with a combined cost of $2.4 million. The investment in the Series C preferred stock was assigned a fair value of $5.2 million, the investment in the Series D preferred stock was assigned a fair value of $831,000, the investment in the Series E warrants was assigned a fair value of $446,000 and the options were fair valued at $9,000.

SafeStone Technologies PLC
      SafeStone Technologies PLC (“SafeStone”), Old Amersham, UK, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.
      At October 31, 2005 and April 30, 2006, the Fund’s investments in SafeStone consisted of 2,106,378 shares of Series A ordinary stock with a cost of $4.0 million. The investment has been assigned a fair value of $0.

SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH
      SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”), Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.
      The Fund’s investment in SGDA consists of a $4.6 million term loan, bearing annual interest at 7% over a four and a half year term. The term loan has a $4.6 million principal face amount and was issued at a discounted cost basis of $4.3 million. The loan included a common equity ownership interest in SGDA with a cost basis of $315,000. The Fund also made available to SGDA a $1.3 million revolving credit facility that bears annual interest at 7%. The credit facility expires on August 25, 2006.
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
      During December 2005, SGDA drew an additional $70,600 on the revolving line of credit. This brought the amount drawn under the line of credit to $1.3 million, the maximum available under the line of credit.
      Also during December 2005, the Fund did not accrue, and therefore was not paid, approximately $23,000 in implied interest owed from the SGDA loan and revolving credit facility. This was due to a contractual agreement (based on German tax provisions) to cap the interest paid by SGDA to Fund, in the aggregate, at 240,000 Euro in any given calendar year. Despite forgoing this interest management believes there is no credit risk associated with this portfolio company.
      On January 12, 2006, the Fund extended to SGDA a $300,000 bridge loan. The loan bore annual interest at 7% and had a maturity date of April 30, 2006.
      On April 6, 2006, the Fund invested an additional $2.0 million into SGDA in the form of a preferred equity interest. On April 25, 2006 the Fund purchased an additional common equity interest in SGDA for $20,000.
      On April 28, 2006, the Fund increased the availability under the revolving credit facility by $300,000. The balance of the bridge loan mentioned above, which would have matured on April 30, 2006, was added to the revolving credit facility and the bridge loan was removed from the Fund’s books as a part of the refinancing. As of April 30, 2006, the entire $1.6 million facility was drawn in full.
      At April 30, 2006, the term loan had an outstanding balance of $4.6 million with a cost of $4.3 million. The term loan was carried at a fair value of $4.3 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. The ownership interest in SGDA has been assigned a fair value of $315,000 which is its cost basis. The line of credit has been assigned a fair value of $1.6 million.

Sonexis, Inc.
      Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.
      At October 31, 2005 and April 30, 2006, the Fund’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been assigned a fair value of $0.

SIA BM Auto
      SIA BM Auto (“BM Auto”), Riga, Latvia, is a company focused on the importation and sale of BMW vehicles and parts throughout Latvia, a member of the European Union.

      The Fund’s investment in BM Auto consisted of 47,300 shares of common stock at a cost of $8 million and a sixty day bridge loan with a cost basis of $7.0 million. The loan was repaid in full, including all principal and accrued interest, on April 21, 2006.
      At April 30, 2006, the Fund’s investment in BM Auto was assigned a fair value of $8 million.

SP Industries, Inc.
      SP Industries, Inc. (“SP”), Warminster, Pennsylvania, is a designer, manufacturer, and marketer of laboratory research and process equipment, glassware and precision glass components, and configured-to-order manufacturing equipment.
      The Fund’s investment in SP consists of a $6.5 million mezzanine loan and a $4.0 million term loan. The mezzanine loan bears annual interest at 17% over a seven year term. The mezzanine loan has a $6.5 million principal face amount and was issued at a cost basis of $6.5 million. The mezzanine loan’s cost basis was discounted to reflect loan origination fees received. The term loan bears annual interest at LIBOR plus 10% over a five year term. The term loan has a $4.0 million principal face amount and was issued at a cost basis of $4.0 million. The term loan’s cost basis was discounted to reflect loan origination fees received by the Fund.
      At October 31, 2005, the mezzanine loan and the term loan had outstanding balances of $6.65 million and $4.02 million respectively with cost basis of $6.4 million and $3.95 million, respectively. The mezzanine loan and term loan were assigned fair values of $6.65 million and $4.02 million, respectively.
      At April 30, 2006, the mezzanine loan and the term loan had outstanding balances of $6.80 million and $4.04 million, respectively with cost basis of $6.56 million and $3.98 million, respectively. The mezzanine loan and term loan were assigned fair values of $6.80 million and $4.04 million, respectively. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.

Strategic Outsourcing, Inc.
      Strategic Outsourcing, Inc. (“SOI”), Charlotte, North Carolina, is a professional employer organization that provides services that enable small businesses to outsource their human resource function.
      The Fund purchased a $5 million loan assignment SOI. The loan has a 5 year term and bears annual interest at LIBOR plus 5.25%
      On December 31, 2005 SOI repaid a portion of its outstanding loan. The Fund’s prorated share of the repayment was approximately $108,000.
      On March 31, 2006 SOI repaid a portion of its outstanding loan. The Fund’s prorated share of the repayment was approximately $108,000.
      At April 30, 2006, the loan had an outstanding balance and cost basis of $4.8 million. The loan assignment was assigned a fair value of $4.8 million.

Storage Canada, LLC
      Storage Canada, LLC (“Storage Canada”), Omaha, NE, is a real estate company that owns and develops self-storage facilities throughout the U.S. and Canada.
      The Fund provided a $6 million loan commitment to Storage Canada on which Storage Canada immediately borrowed $1.3 million. The commitment expires after one year, but may be renewed with the consent of both parties. The initial borrowing on the loan, which closed on March 30, 2006, bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Fund also receives a fee of 0.25% on the unused portion of the loan.

      At April 30, 2006, the Fund’s investment in Storage Canada had an outstanding balance and cost basis of $1.3 million and was assigned a fair value of $1.3 million.

Timberland Machines & Irrigation, Inc.
      Timberland Machines & Irrigation, Inc. (“Timberland”), Enfield, Connecticut, is a distributor of landscaping outdoor power equipment and irrigation products.
      The Fund’s investment in Timberland consists of a $6 million senior subordinated loan, bearing annual interest at 17% over a five year term. The note has a $6 million principal face amount and was issued at a cost basis of $6 million. The loan’s cost basis was then discounted to reflect loan origination fees received. The Fund also owns 450 shares of common stock for a $4.5 million equity investment in Timberland. The Fund also owns a no cost warrant to purchase an additional 150 shares of common stock at a price of $10,000 per share. The Fund has also extended to Timberland a $3.25 million junior revolving note. The junior revolving note bears interest at 12.5% per annum and matures on July 7, 2007.
      Timberland has a floor plan financing program administered by Transamerica Commercial Finance Corporation. As is typical in Timberland’s industry, under the terms of the dealer financing arrangement, Timberland guarantees the repurchase of product from Transamerica, if a dealer defaults on payment and the underlying assets are repossessed. The Fund has agreed to be a co-guarantor of this repurchase commitment, but its maximum potential exposure as a result of the guarantee is contractually limited to $0.5 million.
      At October 31, 2005, the Fund’s mezzanine loan had an outstanding balance of $6.32 million with a cost of $6.23 million. The mezzanine loan was assigned a fair value of $6.32 million. The junior revolving note was fully drawn upon and assigned a fair value of $3.25 million. The common stock had been assigned a fair value of $4,500,000. The warrant was assigned a fair value of $0.
      Effective December 27, 2005, the Fund converted $286,200 of the Timberland junior revolving line of credit into 28.62 shares of common stock at a price of $10,000 per share. As a result, as of April 30, 2006 the Fund owned 478.62 common shares and the funded debt under the junior revolving line of credit was reduced from $3.25 million to approximately $2.96 million.
      During the quarter ended, April 30, 2006, Timberland had repaid an additional $500,000 on the note leaving the total amount outstanding at approximately $2.46 million.
      At April 30, 2006, the Fund’s mezzanine loan had an outstanding balance of $6.46 million with a cost of $6.38 million. The mezzanine loan was assigned a fair value of $6.46 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. The junior revolving note was assigned a fair value of $2.46 million. The common stock had been assigned a fair value of $4.79 million. The warrant was assigned a fair value of $0.
      Michael Tokarz, Chairman of the Fund, and Puneet Sanan, an employee of the Fund, serve as directors of Timberland.

Turf Products, LLC
      Turf Products, LLC (“Turf”), Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.
      The Fund’s investment in Turf consists of senior subordinated loan, bearing interest at 15% per annum over a five year term. The note has a $7.5 million principal face amount and was issued at a cost basis of $7.5 million. The loan’s cost basis was then discounted to reflect loan origination fees received. The Fund also owns a membership interest from a $4.1 million equity investment in Turf. The Fund also owns a no cost warrant to purchase an additional 15% of the company.
      At April 30, 2006, the Fund’s loan had an outstanding balance of $7.60 million with a cost of $7.55 million. The mezzanine loan was assigned a fair value of $7.60 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. The membership interest has been assigned a fair value of $4.1 million. The warrant was assigned a fair value of $0.

Vendio Services, Inc.
      Vendio Services, Inc. (“Vendio”), San Bruno, California, offers small businesses and entrepreneurs resources to build Internet sales channels by providing software solutions designed to help these merchants efficiently market, sell and distribute their products.
      At October 31, 2005 and April 30, 2006, the Fund’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were assigned a fair value of $2.7 million, $0 for the common stock and $2.7 million for the Series A preferred stock. Bruce Shewmaker, an officer of the Fund, serves as a director of Vendio.

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
      At October 31, 2005 and April 30, 2006, the senior subordinated promissory note had an outstanding balance, cost, and fair value of $900,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.85 million were assigned a fair value of $3.7 million. Dave Hadani and Ben Harris, employees of the Fund, serve as directors of Vestal.

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
      The Fund’s investment in Vitality consists of 500,000 shares of common stock at a cost of $5 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $10 million. The convertible preferred stock has a liquidation date of September 24, 2011 and has a yield of 13% per annum. The convertible preferred stock also has detachable warrants granting the Fund the right to purchase 211,243 shares of common stock at the price of $0.01 per share.
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
      At April 30, 2006, the investment in Vitality consisted of 500,000 shares of common stock at a cost of $5 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $10.78 million. The increase in the cost and fair value of the Series A convertible preferred stock is due to the capitalization of “payment in kind” dividends. The common stock, Series A convertible preferred stock and warrants were assigned fair values of $8.5 million, $10.78 million and $1.1 million, respectively. Dave Hadani, an employee of the Fund, serves as a director of Vitality.

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
      During the quarter ended January 31, 2006, the Fund received notification of the final dissolution of Yaga. The Fund received no proceeds from the dissolution of this company and the investment has been removed from the Fund’s books. The fair value of Yaga was previously written down to zero and therefore, the net effect of the removal of Yaga from the Fund’s books on the Fund’s consolidated statement of operations and NAV was zero.
      At April 30, 2006, the Fund no longer held any investment in Yaga.

Liquidity and Capital Resources
      At April 30, 2006, the Fund had investments in portfolio companies totaling $168.9 million. Also, at April 30, 2006, the Fund had investments in short-term securities totaling approximately $83.7 million and investments in cash equivalents totaling approximately $11.9 million. The Fund considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.
      During the six month period ended April 30, 2006, the Fund made seven new investments, committing capital totaling approximately $43.3 million. The investments were made in Turf, SOI, Henry, BM Auto, Storage Canada, Phoenix and Harmony Pharmacy. The amounts invested were $11.6 million, $5.0 million, $5.0 million, $15.0 million, $1.34 million, $500,000 and $200,000, respectively.
      The Fund also made three follow-on investments in existing portfolio companies committing capital totaling approximately $7.0 million. In the six month period ended April 30, 2006, the Fund invested approximately $879,000 in Dakota by purchasing an additional 172,104 shares of common stock at an average price of $5.11 per share. On December 22, 2005, the Fund extended to Baltic a $1.8 million revolving bridge note. Baltic immediately drew down $1.5 million from the note. On January 12, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on January 31, 2006 and has been removed from the Fund’s books. On January 12, 2006, the Fund extended to SGDA a $300,000 bridge loan. On March 28, 2006, the Fund extended to Baltic a $2.0 million revolving bridge note. Baltic immediately drew down $2.0 million from the note. On April 5, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on April 30, 2006 and has been removed from the Fund’s books. On April 6, 2006, the Fund invested an additional $2.0 million into SGDA in the form of a preferred equity interest. On April 25, 2006 the Fund purchased an additional common equity interest in SGDA for $20,000. Current balance sheet resources, which include the additional cash resources from the Credit Facility II, are believed to be sufficient to finance current commitments. Current commitments include:

Commitments to/for Portfolio Companies:
      On May 7, 2004, the Fund provided a $5,000,000 senior secured credit facility to Octagon. This credit facility expires on May 6, 2007 and can be automatically extended until May 6, 2009. The credit facility bears annual interest at LIBOR plus 4%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 1, 2006, Octagon drew

$250,000 from the credit facility. The credit facility was repaid in full including, all accrued interest on February 23, 2006. As of April 30, 2006, no borrowings were outstanding.
      During February 2005, the Fund made available to SGDA, a $1,308,300 revolving credit facility that bears annual interest at 7%. The credit facility expires on August 25, 2006. During fiscal year 2006, SGDA drew down $70,600 from the credit facility. On April 28, 2006, the Fund increased the availability under the revolving credit facility by $300,000. The balance of the Fund’s bridge loan to SGDA, which would have matured on April 30, 2006, was added to the revolving credit facility and the bridge loan was removed from the Fund’s books. As of April 30, 2006, the entire $1.6 million facility was drawn in full.
      On July 8, 2005 the Fund extended Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2007. The Fund also receives a fee of 0.25% on the unused portion of the note. As of October 31, 2005, the total amount outstanding on the note was $3.25 million. On December 27, 2005, the Fund converted $286,200 of the Timberland junior revolving line of credit into 28.62 shares of common stock at a price of $10,000 per share. As a result, the Fund now owns 478.62 common shares and the funded debt under the junior revolving line of credit has been reduced from $3.25 million to approximately $2.96 million. As of April 30, 2006, Timberland had repaid an additional $500,000 on the note leaving the total amount outstanding approximately $2.46 million.
      On June 30, 2005, the Fund pledged its common stock of Ohio to Guggenheim Corporate Funding, LLC (“Guggenheim”) to collateralize a loan made by Guggenheim to Ohio.
      On December 22, 2005, the Fund extended to Baltic a $1.8 million revolving bridge note. The note bears interest at 12% per annum and had a maturity date of January 31, 2006. Baltic immediately drew $1.5 million from the note. On January 12, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The revolver matured on January 31, 2006 and has been removed from the Fund’s books.
      On March 28, 2006, the Fund extended to Baltic a $2.0 million revolving bridge note. Baltic immediately drew down $2.0 million from the note. On April 5, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on April 30, 2006 and has been removed from the Fund’s books.
      On March 30, 2006, the Fund provided a $6 million loan commitment to Storage Canada and the company immediately borrowed $1.34 million. The commitment expires after one year, but may be renewed with the consent of both parties. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Fund also receives a fee of 0.25% on the unused portion of the loan.
      Timberland also has a floor plan financing program administered by Transamerica. As is typical in Timberland’s industry, under the terms of the dealer financing arrangement, Timberland guarantees the repurchase of product from Transamerica, if a dealer defaults on payment and the underlying assets are repossessed. The Fund has agreed to be a limited co-guarantor for up to $500,000 on this repurchase commitment.

Commitments of the Fund:
      On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20 million revolving credit facility (“Credit Facility I”) with LaSalle Bank National Association (the “Bank”). On July 20, 2005, the Fund amended Credit Facility I. The maximum aggregate loan amount under Credit Facility I was increased from $20 million to $30 million. Additionally, the maturity date was extended from October 31, 2005 to August 31, 2006. All other material terms of Credit Facility I remained unchanged. On January 27, 2006, the Fund borrowed $10 million under Credit Facility I. The $10 million borrowed under Credit Facility I was repaid in full by February 3, 2006. Borrowings under Credit Facility I bear interest, at the Fund’s option, at either a fixed rate equal to the LIBOR rate (for one, two, three or six months), plus 1.00% per annum, or at a floating rate equal to the Bank’s prime rate in effect from time to time, minus 1.00% per annum. As of April 30, 2006, there were no borrowings outstanding under Credit Facility I.

      On February 16, 2005, the Fund entered into a sublease (the “Sublease”) for a larger space in the building in which the Fund’s current executive offices are located. The Sublease is scheduled to expire on February 28, 2007. Future payments under the Sublease total approximately $111,000 in fiscal year 2006 and $75,000 in fiscal year 2007. The Fund’s previous lease was terminated effective March 1, 2005, without penalty. The building in which the Fund’s executive offices are located, 287 Bowman Avenue, is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. See Note 7 “Management” for more information on Mr. Tokarz.
      On April 27, 2006, the Fund and MVCFS, as co-borrowers entered into a new four-year, $100 million revolving credit facility (the “Credit Facility II”) with Guggenheim as administrative agent to the lenders. On April 27, 2006, the Fund borrowed $45 million ($27.5 million drawn from the revolving credit facility and $17.5 million in term debt) under Credit Facility II. The proceeds from borrowings made under Credit Facility II are expected to be used to fund new and existing portfolio investments, pay fees and expenses related to the financing and for general corporate purposes. Credit Facility II will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility II will be due and payable. Borrowings under Credit Facility II will bear interest, at the Fund’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Fund paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured amongst other things by cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVC Financial Services, Inc. and any proceeds from all the aforementioned items as well as all other property except for equity investments made by the Fund.
      The Fund enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Fund’s maximum exposure under these arrangements is unknown. However, the Fund has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events
      On May 2, 2006, the Fund repaid the $27.5 million borrowed under Credit Facility II.
      On May 3, 2006, the Fund acquired loans, totaling $6 million, made to Total Safety U.S., Inc. (“Total Safety”). Total Safety is a provider of safety equipment and related services to refining, petrochemical and oil production and production. The $5 million term loan A bears interest at LIBOR plus 4.5% and matures on December 31, 2010. The $1 million term loan B bears interest at LIBOR plus 8.5% and also matures on December 31, 2010.
      On May 4, 2006, the Fund received a working capital adjustment of approximately $250,000 related to the Fund’s purchase of a membership interest in Turf. As a result, the Fund’s cost basis in the investment was reduced.
      On May 30, 2006, the Fund’s board of directors, including all of the Independent Directors (Mr. Tokarz recused himself from making a determination on this matter), unanimously approved a proposed Investment Advisory and Management Agreement between the Fund and The Tokarz Group Advisers, LLC (the “Proposed Agreement”) which provides for an external management structure for the Fund. A preliminary proxy statement seeking, among other things, shareholder approval for the Proposed Agreement, was filed with the SEC on June 9, 2006.
      On May 31, 2006, the Fund made an investment in PreVisor, Inc. (“PreVisor”) a Roswell, GA based company which provides pre-employment testing solutions and consulting services. The Fund’s investment in PreVisor consists of $6 million in common stock. Mr. Tokarz, our Chairman and Portfolio Manager, is a minority shareholder of PreVisor. Our board of directors, including all of our Independent Directors (Mr. Tokarz recused himself from making a determination on this matter), approved the transaction.

      Effective May 31, 2006, the Valuation Committee increased the value of the Fund’s investment in ProcessClaims by approximately $690,000. This was a result of the announcement by CCC Information Service, Inc. that it signed a definitive purchase agreement to acquire ProcessClaims.
      On June 8, 2006, the Fund made a follow-on commitment to Phoenix, in the form of an equity investment and a second lien loan, totaling $7.5 million. The Fund purchased $500,000 of common stock from Phoenix at a cost of $0.75 per share. The Fund also made a $3.5 million second lien loan to Phoenix. The loan bears annual interest at 15% and matures on June 8, 2011. Phoenix has an additional $3.5 million available to it under the second lien loan commitment. Any additional borrowings made under the commitment will have same terms as mentioned above.

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
      Financial instruments that subjected the Fund to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 62.88% of the Fund’s total assets at April 30, 2006. As discussed in Note 5 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Fund’s fair value policies and procedures. The Fund’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Fund’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Fund’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.
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
      At April 30, 2006, approximately 62.88% of our total assets represented portfolio investments recorded at fair value. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we have an indication (based on an objective development) that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value, where appropriate. Without a readily ascertainable market value and because of the inherent uncertainty of fair valuations, fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
      Pursuant to our Valuation Procedures, our Valuation Committee (which is currently comprised of three Independent Directors) reviews, considers and determines fair valuations on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the statements of operations as “Net change in unrealized appreciation (depreciation) on investments.”

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
      (b) There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      During the six months ended April 30, 2006, we issued a total of 3,728 shares of common stock under our Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The aggregate offering price for the shares of common stock sold under the Plan was approximately $40,000.

Item 6.	Exhibits
      (a) Exhibits

Exhibit No.	Exhibit

10	Form of Credit Agreement among MVC Capital, Inc. and Guggenheim Corporate Funding, LLC, et al.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.
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
Date: 6/9/2006

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC Capital, Inc.

/s/ Peter Seidenberg

Peter Seidenberg
Date: 6/9/2006

In the capacity of the officer who performs the functions of Principal Financial Officer.

Index to Exhibits

Exhibit No.	Exhibit

10	Form of Credit Agreement among MVC Capital, Inc. and Guggenheim Corporate Funding, LLC, et al.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.