Form 10-Q
period 2006-07-31
MVC CAPITAL, INC.
filed 2006-09-06
CIK 1099941

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
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

There were 19,093,929 shares of the registrant’s common stock, $.01 par value, outstanding as of September 6, 2006.

MVC Capital, Inc.
(A Delaware Corporation)

Index

		Page

Part I. Consolidated Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets
	— As of July 31, 2006 and October 31, 2005	3
	Consolidated Statements of Operations
	— For the Period November 1, 2005 to July 31, 2006 and
	— For the Period November 1, 2004 to July 31, 2005	4
	Consolidated Statements of Operations
	— For the Period May 1, 2006 to July 31, 2006 and
	— For the Period May 1, 2005 to July 31, 2005	5
	Consolidated Statements of Cash Flows
	— For the Period November 1, 2005 to July 31, 2006 and
	— For the Period November 1, 2004 to July 31, 2005	6
	Consolidated Statements of Changes in Net Assets
	— For the Period November 1, 2005 to July 31, 2006
	— For the Period November 1, 2004 to July 31, 2005 and
	— For the Year ended October 31, 2005	8
	Consolidated Selected Per Share Data and Ratios
	— For the Period November 1, 2005 to July 31, 2006,
	— For the Period November 1, 2004 to July 31, 2005 and
	— For the Year ended October 31, 2005	9
	Consolidated Schedule of Investments
	— July 31, 2006
	— October 31, 2005	10
	Notes to Consolidated Financial Statements	15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49
Item 4.	Controls and Procedures	54

Part II. Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 6.	Exhibits	54
SIGNATURE		55
Exhibits		56
Certifications
Certifications

Part I. Consolidated Financial Information

Item 1.	Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.
Consolidated Balance Sheets

	July 31,	October 31,
	2006	2005
	(Unaudited)

ASSETS
Assets
Cash and cash equivalents	$10,469,188	$26,297,190
Short term investments at market value (cost $79,213,434 and $51,026,902)	79,213,434	51,026,902
Investments at fair value (cost $235,100,660 and $171,591,242)
Non-control/Non-affiliated investments (cost $88,235,868 and $74,495,549)	46,473,161	33,685,925
Affiliate investments (cost $67,933,841 and $40,370,059)	70,250,586	32,385,810
Control investments (cost $78,930,951 and $56,725,634)	95,478,840	56,225,944

Total investments at fair value	212,202,587	122,297,679
Dividend, interest and fees receivable	1,059,019	902,498
Prepaid expenses	2,360,212	364,780
Prepaid taxes	41,520	98,374
Deferred taxes	435,584	303,255
Deposits	205,000	—
Other assets	63,247	88,600

Total assets	$306,049,791	$201,379,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Provision for incentive compensation (Note 8)	$5,834,389	$1,117,328
Employee compensation and benefits	845,197	807,000
Other accrued expenses and liabilities	455,609	353,606
Professional fees	536,406	276,621
Payable for investment purchased	—	79,708
Consulting fees	9,064	3,117
Directors’ fees	(27,141)	2,898
Term loan	30,000,000	—
Revolving credit facility	45,000,000	—

Total liabilities	82,653,524	2,640,278

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 19,092,028 and 19,086,566 shares outstanding, respectively	231,459	231,459
Additional paid-in-capital	358,585,836	358,571,795
Accumulated earnings	15,587,184	13,528,526
Dividends paid to stockholders	(19,301,675)	(12,429,181)
Accumulated net realized loss	(75,617,166)	(78,633,248)
Net unrealized depreciation	(22,898,073)	(49,293,563)
Treasury stock, at cost, 4,053,920 and 4,059,382 shares held, respectively	(33,191,298)	(33,236,788)

Total shareholders’ equity	223,396,267	198,739,000

Total liabilities and shareholders’ equity	$306,049,791	$201,379,278

Net asset value per share	$11.70	$10.41

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Period	For the Period
	Ended November 1,	Ended November 1,
	2005 to July 31,	2004 to July 31,
	2006	2005
	(Unaudited)

Operating Income:
Dividend income
Affiliate investments	$36,364	$1,009,146
Control investments	88,525	—

Total dividend income	124,889	1,009,146

Interest income (net of foreign taxes withheld of $18,433 and $0, respectively)
Non-control/Non-affiliated investments	4,940,336	3,448,233
Affiliate investments	1,448,213	645,370
Control investments	2,768,553	1,483,008

Total interest income	9,157,102	5,576,611

Fee income
Non-control/Non-affiliated investments	992,473	194,714
Affiliate investments	291,982	173,444
Control investments	1,381,625	1,028,303

Total fee income	2,666,080	1,396,461

Other income	455,713	856,318

Total operating income	12,403,784	8,838,536

Operating Expenses:
Employee compensation and benefits	2,242,005	1,619,238
Incentive compensation (Note 8)	4,717,061	797,328
Insurance	354,211	460,773
Legal fees	438,669	426,501
Facilities	486,302	312,762
Other expenses	285,458	368,452
Audit fees	286,788	214,569
Consulting fees	282,641	145,939
Directors fees	156,501	106,275
Administration	140,342	99,197
Public relations fees	61,600	98,746
Printing and postage	67,325	53,661
Interest, fees and other borrowing costs	683,590	20,415

Total operating expenses	10,202,493	4,723,856
Net operating income before taxes	2,201,291	4,114,680

Tax (Benefit) Expenses:
Deferred tax expense (benefit)	(132,329)	(228,559)
Current tax expense	274,962	160,064

Total tax (benefit) expense	142,633	(68,495)

Net operating income	2,058,658	4,183,175

Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gain (loss) on investments
Non-control/Non-affiliated investments	(147,640)	(7,264,505)
Affiliate investments	3,163,722	(1,000,000)
Net realized gain (loss) on foreign currency	—	(18,687)

Total net realized gain (loss) on investments	3,016,082	(8,283,192)
Net change in unrealized appreciation on investments	26,395,490	21,435,178

Net realized and unrealized gain on investments	29,411,572	13,151,986

Net increase in net assets resulting from operations	$31,470,230	$17,335,161

Net increase in net assets per share resulting from operations	$1.65	$0.99

Dividends declared per share	$0.36	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Quarter	For the Quarter
	Ended May 1,	Ended May 1,
	2006 to July 31,	2005 to July 31,
	2006	2005
	(Unaudited)

Operating Income:
Dividend income
Affiliate investments	$—	$333,446
Control investments	44,020	—

Total dividend income	44,020	333,446

Interest income (net of foreign taxes withheld of $0 and $0, respectively)
Non-control/Non-affiliated investments	1,871,510	1,605,577
Affiliate investments	591,741	219,910
Control investments	886,477	582,745

Total interest income	3,349,728	2,408,232

Fee income
Non-control/Non-affiliated investments	215,579	107,876
Affiliate investments	147,141	66,363
Control investments	709,608	914,947

Total fee income	1,072,328	1,089,186

Other income	140,517	573,207

Total operating income	4,606,593	4,404,071

Operating Expenses:
Employee compensation and benefits	844,615	633,512
Incentive compensation (Note 8)	1,160,875	402,800
Insurance	114,000	130,364
Legal fees	188,667	146,531
Facilities	153,488	139,324
Other expenses	55,484	144,625
Audit fees	99,966	90,804
Consulting fees	58,845	41,454
Directors fees	60,000	24,748
Administration	52,686	36,296
Public relations fees	18,400	33,304
Printing and postage	29,975	18,124
Interest, fees and other borrowing costs	635,817	8,056

Total operating expenses	3,472,818	1,849,942
Net operating income before taxes	1,133,775	2,554,129

Tax (Benefit) Expenses:
Deferred tax (benefit) expense	(198,219)	(85,350)
Current tax (benefit) expense	259,892	159,739

Total tax (benefit) expense	61,673	74,389

Net operating income	1,072,102	2,479,740

Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gain (loss) on investments
Non-control/Non-affiliated investments	(19,135)	(26,161)
Affiliate investments	5,463,722	—
Net realized gain (loss) on foreign currency	—	—

Total net realized gain (loss) on investments	5,444,587	(26,161)
Net change in unrealized appreciation on investments	1,529,345	7,856,948

Net realized and unrealized gain on investments	6,973,932	7,830,787

Net increase in net assets resulting from operations	$8,046,034	$10,310,527

Net increase in net assets per share resulting from operations	$0.42	$0.58

Dividends declared per share	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

	For the Period	For the Period
	Ended November 1,	Ended November 1,
	2005 to July 31,	2004 to July 31,
	2006	2005
	(Unaudited)

Cash flows from operating activities:
Net increase in net assets resulting from operations	$31,470,230	$17,335,161
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Realized (gain) loss	(3,016,082)	8,283,192
Net change in unrealized (appreciation) depreciation	(26,395,490)	(21,435,178)
Amortization of discounts and fees	(166,926)	—
Increase in accrued payment-in-kind dividends and interest	(1,375,226)	(969,023)
Increase in allocation of flow through income	(200,038)	(142,141)
Changes in assets and liabilities:
Dividends, interest and fees receivable	(156,521)	(380,905)
Prepaid expenses	(1,995,432)	(275,724)
Prepaid taxes	56,854	—
Deferred taxes	(132,329)	(228,559)
Deposits	(205,000)	—
Other assets	25,353	(51,055)
Payable for investment purchased	(79,708)	—
Liabilities	5,092,954	1,151,813
Purchases of equity investments	(24,043,834)	(17,315,000)
Purchases of debt instruments	(70,593,329)	(36,977,408)
Purchases of short term investments	(361,234,430)	(291,238,444)
Proceeds from equity investments	8,316,719	8,295,018
Proceeds from debt instruments	26,413,284	9,750,277
Sales/maturities of short term investments	334,203,912	288,330,546

Net cash used by operating activities	(84,015,039)	(35,867,430)

Cash flows from financing activities:
Issuance of common stock	—	60,478,127
Distributions to shareholders paid	(6,812,963)	(2,290,289)
Net borrowings under term loan	30,000,000	—
Net borrowings under revolving line of credit	45,000,000	3,975,000

Net cash provided by financing activities	68,187,037	62,162,838

Net change in cash and cash equivalents for the period	(15,828,002)	26,295,408

Cash and cash equivalents, beginning of period	26,297,190	13,146,941

Cash and cash equivalents, end of period	$10,469,188	$39,442,349

During the nine months ended July 31, 2006 and 2005, MVC Capital, Inc. paid $359,487 and $14,831 in interest expense, respectively.

During the nine months ended July 31, 2006 and 2005, MVC Capital, Inc. paid $217,204 and $207,299 in income taxes, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Non-cash activity:

During the nine months ended July 31, 2006 and 2005, MVC Capital, Inc. recorded payment in kind dividend and interest of $1,375,226 and $969,023, respectively. This amount was added to the principal balance of the investments and recorded as interest/dividend income. These increases were approved by the Fund’s Valuation Committee.

During the nine months ended July 31, 2006 and 2005, MVC Capital, Inc. was allocated $348,320 and $248,065, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of this amount, $148,282 and $105,924, respectively, was received in cash and the balance of $200,038 and $142,141, respectively, was undistributed and therefore increased the cost of the investment. The fair value was then retroactively increased by the Fund’s Valuation Committee.

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

On May 1, 2006, MVC Capital, Inc. re-issued 1,734 shares of treasury stock, in lieu of a cash distribution totaling $19,761, in accordance with the Fund’s dividend reinvestment plan.

On December 27, 2005, MVC Capital, Inc. exchanged $286,200 from the Timberland Machines & Irrigation, Inc.’s junior revolving line of credit for 29 shares of it’s common stock.

On December 31, 2005, MVC Capital, Inc. exercised its ProcessClaims, Inc. warrants for 373,362 shares of preferred stock.

On January 3, 2006, MVC Capital, Inc. exercised its warrant in Octagon Credit Investors, LLC. After the warrant was exercised, MVC Capital’s ownership increased. As a result, Octagon is now considered an affiliate as defined in the Investment Company Act of 1940. See Note 3 to the financial statements for further information regarding “Investment Classification.”

On April 28, 2006, MVC Capital, Inc. increased the availability under the SGDA Sanierungsgesellschaft fur Deponien und Altlasten (“SGDA”) revolving credit facility by $300,000. The SGDA bridge note for $300,000 was added to the revolving credit facility and the bridge loan was removed from MVC Capital’s books as apart of the refinancing.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Period Ended	For the Period Ended
	November 1, 2005	November 1, 2004	For the Year Ended
	to July 31, 2006	to July 31, 2005	October 31, 2005
	(Unaudited)	(Unaudited)

Operations:
Net operating income	$2,058,658	$4,183,175	$5,795,368
Net realized gain (loss)	3,016,082	(8,283,192)	(3,295,550)
Net change in unrealized appreciation	26,395,490	21,435,178	23,768,366

Net increase in net assets from operations	31,470,230	17,335,161	26,268,184

Shareholder Distributions:
Distributions to shareholders	(6,872,494)	(2,290,289)	(4,580,676)

Net decrease in net assets from shareholder distributions	(6,872,494)	(2,290,289)	(4,580,676)

Capital Share Transactions:
Issuance of common stock	—	60,478,127	60,478,127
Reissuance of treasury stock to purchase investment	—	1,400,000	1,400,000
Offering expenses	—	(402,296)	(402,296)
Reissuance of treasury stock in lieu of cash dividend	59,531	—	8,317

Net increase in net assets from capital share transactions	59,531	61,475,831	61,484,148

Total increase in net assets	24,657,267	76,520,703	83,171,656

Net assets, beginning of period	198,739,000	115,567,344	115,567,344

Net assets, end of period	$223,396,267	$192,088,047	$198,739,000

Common shares outstanding, end of period	19,092,028	19,085,740	19,086,566

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Period Ended		For the Period Ended
	November 1, 2005		November 1, 2004		For the Year Ended
	to July 31, 2006		to July 31, 2005		October 31, 2005
	(Unaudited)		(Unaudited)

Net asset value, beginning of period	$10.41		$9.40		$9.40
Gain from operations:
Net operating income	0.11		0.24		0.32
Net realized and unrealized gain on investments	1.54		0.75		1.13

Total gain from investment operations	1.65		0.99		1.45

Less distributions from:
Income	(0.36)		(0.12)		(0.24)

Total distributions	(0.36)		(0.12)		(0.24)

Capital share transactions
Dilutive effect of share issuance	—		(0.21)		(0.20)

Total capital share transactions	—		(0.21)		(0.20)

Net asset value, end of period	$11.70		$10.06		$10.41

Market value, end of period	$13.22		$11.10		$11.25

Market premium (discount)	12.99%		10.34%		8.07%
Total Return — At NAV(a)	16.00%		8.30%		13.36%
Total Return — At Market(a)	20.93%		21.43%		24.38%
Ratios and Supplemental Data:
Net assets, end of period (in thousands)	$223,396		$192,088		$198,739
Ratios to average net assets:
Expenses excluding tax expense (benefit)	6.48	%(b)	3.81	%(b)	3.75%
Net operating income before tax expense (benefit)	1.40	%(b)	3.31	%(b)	3.28%
Expenses including tax expense (benefit)	6.57	%(b)	3.75	%(b)	3.69%
Net operating income after tax expense (benefit)	1.31	%(b)	3.37	%(b)	3.34%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b)	Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
July 31, 2006

Company	Industry	Investment	Principal	Cost	Fair Value
			(Unaudited)

Non-control/Non-affiliated investments — 20.80% (a, c, f, g)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares)(d)		$5,000,003	$—
Amersham Corp.	Manufacturer of Precision — Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010(h)	$2,473,521	2,473,521	2,473,521
		Second Lien Seller Note 16.0000%, 06/30/2013(b, h)	2,526,479	2,526,479	2,526,479

				5,000,000	5,000,000
BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012(b, h)	10,000,000	9,813,613	10,000,000
		Term Loan A 11.5000%, 07/18/2011(h)	3,000,000	2,944,120	2,944,120
		Term Loan B 13.6500%, 07/18/2011(h)	2,000,000	1,962,747	1,962,747

				14,720,480	14,906,867
DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares)(d)		4,520,350	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares)(d)		15,000,000	—
Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Demand Note, 10.0000%(h)	200,000	200,000	200,000
Henry Company	Building Products/Specialty Chemicals	Term Loan A 8.8500%, 04/06/2011(h)	3,000,000	3,000,000	3,000,000
		Term Loan B 13.1000%, 04/06/2011(h)	2,000,000	2,000,000	2,000,000

				5,000,000	5,000,000
JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009(b, h)	3,160,116	3,108,888	3,160,116
MainStream Data	Technology Investments	Common Stock (5,786 shares)(d)		3,750,000	—
SafeStone Technologies PLC	Technology Investments	Preferred Stock (2,106,378 shares)(d, e)		4,015,402	—
Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares)(d)		10,000,000	—
SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 15.3500%, 03/31/2010(b, h)	4,051,080	3,992,460	4,051,080
		Senior Subordinated Debt 17.0000%, 03/31/2012(b, h)	6,879,894	6,646,460	6,879,894

				10,638,920	10,930,974
Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013(h)	1,330,250	1,336,871	1,330,250
Total Safety U.S., Inc.	Engineering Services	Term Loan A 9.8500%, 12/31/2010(h)	4,954,128	4,954,128	4,954,128
		Term Loan B 13.8500%, 12/31/2010(h)	990,826	990,826	990,826

				5,944,954	5,944,954
Sub Total Non-control/Non-affiliated investments				88,235,868	46,473,161
Affiliate investments —31.45% (a, c, f, g)
Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,081,195 shares)		5,879,242	7,457,880
Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares)(d)		7,000,000	—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)

Company	Industry	Investment	Principal	Cost	Fair Value
			(Unaudited)

Impact Confections, Inc.	Confections Manufacturing and Distribution	Senior Subordinated Debt 17.0000%, 07/30/2009(b, h)	$5,406,796	$5,325,379	$5,406,796
		Senior Subordinated Debt 9.3500%, 07/29/2008(h)	325,000	320,671	325,000
		Common Stock (252 shares)(d)		2,700,000	2,700,000

				8,346,050	8,431,796
Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013(b, h)	10,000,000	9,801,650	10,000,000
		Convertible Preferred Stock (2,000,000 shares)		2,000,000	2,000,000

				11,801,650	12,000,000
Octagon Credit Investors, LLC	Financial Services	Senior Subordinated Debt 15.0000%, 05/07/2011(b, h)	5,211,356	4,677,699	4,772,545
		Limited Liability Company Interest		1,474,895	3,059,824

				6,152,594	7,832,369
Phoenix Coal Corporation	Coal Processing and Production	Common Stock (1,666,667)(d)		1,000,000	1,000,000
		Second Lien Note 15.0000%, 06/08/2011(b, h)	7,011,181	6,875,321	7,011,181

				7,875,321	8,011,181
PreVisor, Inc.	Human Capital Management	Common Stock (9 shares)(d)		6,000,000	6,000,000

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (500,000 shares)(d)		5,000,000	8,500,000
		Preferred Stock (1,000,000 shares)(b, h)		9,878,984	10,917,360
		Warrants(d)		—	1,100,000

				14,878,984	20,517,360

Sub Total Affiliate Investments				67,933,841	70,250,586

Control investments — 42.74% (a, c, f, g)
Baltic Motors Corporation	Automotive Dealership	Senior Subordinated Debt 10.0000%, 06/24/2007(e, h)	4,500,000	4,500,000	4,500,000
		Common Stock (54,947 shares)(d, e)		6,000,000	15,320,000

				10,500,000	19,820,000
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares)(d)		17,000,000	26,200,000
SGDA Sanierungsgesellschaft	Soil Remediation	Revolving Line of Credit 7.0000%, 08/25/2006(e, h)	1,608,300	1,608,300	1,608,300
fur Deponien und Altlasten		Term Loan 7.0000%, 08/25/2009(e, h)	4,579,050	4,363,825	4,363,825
		Common Equity Interest(d, e)		338,551	338,551
		Preferred Equity Interest(d, e)		2,000,000	2,000,000

				8,310,676	8,310,676
SIA BM Auto	Automotive Dealership	Common Stock (47,300 shares)(d, e)		8,000,000	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)

Company	Industry	Investment	Principal	Cost	Fair Value
			(Unaudited)

Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 14.4260%, 08/04/2009(b, h)	$6,533,750	$6,472,142	$6,533,750
		Junior Revolving Line of Credit 12.5000%, 07/07/2007(h)	2,963,800	2,963,800	2,963,800
		Common Stock (479 shares)(d)		4,786,200	4,786,200
		Warrants(d)		—	—

				14,222,142	14,283,750
Turf Products, LLC	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010(b, h)	7,676,330	7,626,048	7,676,330
		Limited Liability Company Interest(d)		3,821,794	3,821,794
		Warrants(d)		—	—

				11,447,842	11,498,124
Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares)(d)		5,500,000	—
		Preferred Stock (6,443,188 shares)(d)		1,134,001	2,700,000

				6,634,001	2,700,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011(h)	900,000	900,000	900,000
		Common Stock (81,000 shares)(d)		1,850,000	3,700,000

				2,750,000	4,600,000
Velocitius B.V	Renewable Energy	Common Equity Interest(e)		66,290	66,290

Sub Total Control Investments				78,930,951	95,478,840

					Market Value

Short Term Investments — 35.46% (f, i)
Federal Home Loan Bank Discount Note	U.S. Government & Agency Securities	4.8000%, 08/01/2006	45,006,000	45,006,000	45,006,000
U.S. Treasury Bills	U.S. Government & Agency Securities	4.6000%, 08/17/2006	11,000,000	10,977,462	10,977,462
		4.8100%, 10/26/2006	23,500,000	23,229,972	23,229,972

				34,207,434	34,207,434
Sub Total Short Term Investments				79,213,434	79,213,434
TOTAL INVESTMENT ASSETS — 130.45%(f)				$314,314,094	$291,416,021

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Baltic Motors Corporation, Safestone Technologies PLC, SGDA Sanierungsgesellschaft fur Deponien und Altlasten, SIA BM Auto and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $223,396,267 as of July 31, 2006.

(g)	See Note 3 to the financial statements for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

—	Denotes zero cost/fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2005

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments — 16.95% (a, c, g, h)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d)		$5,000,003	$—
Amersham Corp.	Manufacturer of Precision-Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010	$2,473,521	2,473,521	2,473,521
BP Clothing, LLC	Apparel	Second Lien Loan 11.8406%, 06/02/2009	9,166,667	8,998,430	9,166,667
DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d)		4,520,350	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d)		15,000,000	—
Integral Development Corporation	Technology Investments	Convertible Credit Facility 11.7500%, 12/31/2005(e)	1,122,216	1,121,520	1,122,216
JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009(b)	3,090,384	3,025,871	3,090,384
Lumeta Corporation	Technology Investments	Preferred Stock (384,615 shares) (d)		250,000	43,511
		Preferred Stock (266,846 shares) (d)		156,489	156,489

				406,489	200,000
MainStream Data	Technology Investments	Common Stock (5,786 shares) (d)		3,750,000	—
Octagon Credit Investors, LLC	Financial Services	Senior Subordinated Debt 15.0000%, 05/07/2011(b)	5,145,912	4,560,740	4,664,794
		Limited Liability Company Interest		724,857	1,228,038
		Warrants (d)		550,000	1,069,457

				5,835,597	6,962,289
SafeStone Technologies PLC	Technology Investments	Preferred Stock (2,106,378 shares) (d, f)		4,015,402	—
Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d)		10,000,000	—
SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 13.8406%, 03/31/2010(b)	4,020,488	3,947,304	4,020,488
		Senior Subordinated Debt 17.0000%, 03/31/2012(b)	6,650,360	6,401,062	6,650,360

				10,348,366	10,670,848
Sub Total Non-control/Non — affiliated investments				74,495,549	33,685,925
Affiliate investments — 16.29% (a, c, g, h)
Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (909,091 shares) (d)		5,000,000	5,514,000
Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—
Impact Confections, Inc.	Confections Manufacturing and Distribution	Senior Subordinated Debt 17.0000%, 07/30/2009(b)	5,228,826	5,133,069	5,228,826
		Senior Subordinated Debt 7.8406%, 07/29/2008	325,000	318,986	325,000
		Common Stock (252 shares) (d)		2,700,000	2,700,000

				8,152,055	8,253,826
ProcessClaims, Inc.	Technology Investments	Preferred Stock (6,250,000 shares) (d)		2,000,000	2,000,000
		Preferred Stock (849,257 shares) (d)		400,000	400,000
		Preferred Stock Warrants (d)		20	—

				2,400,020	2,400,000
Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (500,000 shares) (d)		5,000,000	5,000,000
		Preferred Stock (1,000,000 shares) (b)		10,517,984	10,517,984
		Warrants (d)		—	700,000

				15,517,984	16,217,984
Yaga, Inc.	Technology Investments	Preferred Stock (300,000 shares) (d)		300,000	—
		Preferred Stock (1,000,000 shares) (d)		2,000,000	—

				2,300,000	—
Sub Total Affiliate investments				40,370,059	32,385,810

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)

Company	Industry	Investment	Principal	Cost	Fair Value

Control investments — 28.30% (a, c, g, h)
Baltic Motors Corporation	Automotive Dealership	Senior Subordinated Debt 10.0000%, 06/24/2007(f)	$4,500,000	$4,500,000	$4,500,000
		Common Stock (54,947 shares) (d, f)		6,000,000	7,500,000

				10,500,000	12,000,000
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	17,000,000
SGDA Sanierungsgesellschaft	Soil Remediation	Revolving Line of Credit 7.0000%, 08/25/2006(f)	1,237,700	1,237,700	1,237,700
fur Deponien und Altlasten		Term Loan 7.0000%, 08/25/2009(f)	4,579,050	4,304,560	4,304,560
		Equity Interest (f)		315,000	315,000

				5,857,260	5,857,260
Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and	Senior Subordinated Debt 17.0000%, 08/04/2009(b)	6,318,684	6,234,373	6,318,684
	Irrigation Equipment	Junior Revolving Line of Credit 12.5000%, 07/07/2007	3,250,000	3,250,000	3,250,000
		Common Stock (450 shares) (d)		4,500,000	4,500,000
		Warrants (d)		—	—

				13,984,373	14,068,684
Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d)		5,500,000	—
		Preferred Stock (6,443,188 shares) (d)		1,134,001	2,700,000

				6,634,001	2,700,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011	900,000	900,000	900,000
		Common Stock (81,000 shares) (d)		1,850,000	3,700,000

				2,750,000	4,600,000
Sub Total Control Investments				56,725,634	56,225,944
Short Term Investments — 25.67% (g)					Market Value

U.S. Treasury Bills	U.S. Government & Agency Securities	3.4400%, 12/01/2005	14,600,000	14,560,162	14,560,162
		3.2200%, 12/29/2005	9,865,000	9,812,368	9,812,368
		3.6300%, 01/12/2006	14,856,000	14,750,225	14,750,225
		3.4300%, 01/19/2006	12,000,000	11,904,147	11,904,147

				51,026,902	51,026,902
Sub Total Short Term Investments				51,026,902	51,026,902
TOTAL INVESTMENT ASSETS — 87.21% (g)				$222,618,144	173,324,581

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Baltic Motors Corporation, Safestone Technologies PLC and SGDA Sanierungsgesellschaft fur Deponien und Altlasten. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	Includes warrants to purchase a number of shares of preferred stock to be determined upon exercise.

(f)	The principal operations of these portfolio companies are located outside of the United States.

(g)	Percentages are based on net assets of $198,739,000 as of October 31, 2005.

(h)	See Note 3 to the financial statements for further information regarding “Investment Classification.”

—	Denotes zero cost/fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Fund”)

Notes to Consolidated Financial Statements

July 31, 2006
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

As required by the 1940 Act, we classify our investments by level of control. “Control Investments” are investments in those companies that we are deemed to “Control,” as defined by the 1940 Act. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of us, as defined by the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own 25% or more of the voting securities of such company or have greater than 50% representation on its board. We are deemed to be an affiliate of a company in which we have invested if we own 5% or more and less than 25% of the voting securities of such company.

4.	Concentration of Market Risk

Financial instruments that subjected the Fund to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments (other than cash equivalents), which represent approximately 69.34% of the Fund’s total assets at July 31, 2006. As discussed in Note 5, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Fund’s fair value policies and procedures. The Fund’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Fund’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Fund’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.

MVC Capital, Inc. (the “Fund”)

Notes to Consolidated Financial Statements — (Continued)

5.	Portfolio Investments

For the Nine Month Period Ended July 31, 2006

During the nine month period ended July 31, 2006, the Fund made twelve new investments, committing capital totaling approximately $91.9 million. The investments were made in Turf Products, LLC (“Turf”), Strategic Outsourcing, Inc. (“SOI”), Henry Company (“Henry”), SIA BM Auto (“BM Auto”), Storage Canada, LLC (“Storage Canada”), Phoenix Coal Corporation (“Phoenix”), Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”), Total Safety U.S., Inc. (“Total Safety”), PreVisor, Inc. (“PreVisor”), Marine Exhibition Corporation (“Marine”), BP Clothing LLC (“BP”), and Velocitius B.V. (“Velocitius”). The amounts invested were $11.6 million, $5.0 million, $5.0 million, $15.0 million, $6.0 million, $8.0 million, $200,000, $6.0 million, $6.0 million, $14.0 million, $15.0 million, and $66,290, respectively.

The Fund also made six follow-on investments in existing portfolio companies committing capital totaling approximately $9.5 million. During the nine month period ended July 31, 2006, the Fund invested approximately $879,000 in Dakota Growers Pasta Company, Inc. (“Dakota”) by purchasing an additional 172,104 shares of common stock at an average price of $5.11 per share. On December 22, 2005, the Fund made a follow-on investment in Baltic Motors Corporation (“Baltic”) in the form of a $1.8 million revolving bridge note. Baltic immediately drew down $1.5 million from the note. On January 12, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on January 31, 2006 and has been removed from the Fund’s books. On January 12, 2006, the Fund provided SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”) a $300,000 bridge loan. On March 28, 2006, the Fund provided Baltic a $2.0 million revolving bridge note. Baltic immediately drew down $2.0 million from the note. On April 5, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on April 30, 2006 and has been removed from the Fund’s books. On April 6, 2006, the Fund invested an additional $2.0 million in SGDA in the form of a preferred equity security. On April 25, 2006, the Fund purchased an additional common equity security in SGDA for $20,000. On June 30, 2006, the Fund invested $2.5 million in Amersham Corporation (“Amersham”) in the form of a second lien loan.

At the beginning of the 2006 fiscal year, the revolving credit facility provided to SGDA had an outstanding balance of approximately $1.2 million. During December 2005, SGDA drew down an additional $70,600 from the credit facility. On April 28, 2006, the Fund increased the availability under the revolving credit facility by $300,000. The balance of the bridge loan mentioned above, which would have matured on April 30, 2006, was added to the revolving credit facility and the bridge loan was eliminated from the Fund’s books as a part of the refinancing. As of July 31, 2006, the entire $1.6 million facility was drawn in full.

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

Effective December 27, 2005, the Fund exchanged $286,200, of the $3.25 million outstanding, of the Timberland Machines & Irrigation, Inc. (“Timberland”) junior revolving line of credit into 28.62 shares of common stock at a price of $10,000 per share. As a result, as of July 31, 2006, the Fund owned 478.62 common shares of Timberland and the funded debt under the junior revolving line of credit was reduced from $3.25 million to approximately $2.96 million.

Effective December 31, 2005, the Fund received 373,362 shares of Series E preferred stock of ProcessClaims, Inc. (“ProcessClaims”) in exchange for its rights under a warrant issued by ProcessClaims that has been held by the Fund since May 2002. On January 5, 2006, the Valuation Committee of the Fund’s board of directors (“Valuation Committee”) increased the fair value of the Fund’s entire investment in ProcessClaims by $3.3 million to $5.7 million. Please see the paragraph below for more information on ProcessClaims.

MVC Capital, Inc. (the “Fund”)

Notes to Consolidated Financial Statements — (Continued)

On January 3, 2006, the Fund exercised its warrant ownership in Octagon Credit Investors, LLC (“Octagon”) which increased its existing membership interest. As a result, Octagon is now considered an affiliate of the Fund.

Due to the dissolution of Yaga, Inc. (“Yaga”), one of the Fund’s legacy portfolio companies, the Fund realized losses on its investment in Yaga totaling $2.3 million during the nine month period ended July 31, 2006. The Fund received no proceeds from the dissolution of Yaga and the Fund’s investment in Yaga has been removed from the Fund’s books. The Valuation Committee previously decreased the fair value of the Fund’s investment in Yaga to zero and as a result, the Fund’s realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the removal of Yaga from the Fund’s books on the Fund’s consolidated statement of operations and NAV at July 31, 2006, was zero.

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

On May 4, 2006, the Fund received a working capital adjustment of approximately $250,000 related to the Fund’s purchase of a membership interest in Turf. As a result, the Fund’s cost basis in the investment was reduced by $250,000.

On May 30, 2006, ProcessClaims, one of the Fund’s legacy portfolio companies, entered into a definitive agreement to be acquired by CCC Information Services Inc. (“CCC”). The acquisition by CCC closed on June 9, 2006. As of June 9, 2006, the Fund received net proceeds of approximately $7.9 million. The gross proceeds were approximately $8.3 million of which approximately $400,000 or 5% of the gross proceeds were deposited into a reserve account for one year. Due to the contingencies associated with the escrow, the Fund has not presently placed any value on the proceeds deposited in escrow and has therefore not factored such proceeds into the Fund’s increased NAV. The Fund’s total investment in ProcessClaims was $2.4 million which resulted in a capital gain of approximately $5.5 million.

On July 27, 2006, SOI repaid their loan from the Fund in full. The amount of the proceeds received from the prepayment was approximately $4.5 million. This amount included all outstanding principal, accrued interest, and an early prepayment fee. The Fund recorded no gain or loss as a result of the prepayment.

During the nine month period ended July 31, 2006, the Valuation Committee increased the fair value of the Fund’s investments in Baltic common stock by $7.8 million, Dakota common stock by approximately $1.1 million, Octagon’s membership interest by approximately $562,000, Ohio Medical Corporation (“Ohio”) common stock by $9.2 million, ProcessClaims preferred stock by $4.8 million and Vitality Foodservice, Inc. (“Vitality”) common stock and warrants by $3.5 million and $400,000, respectively. In addition, increases recorded to the cost basis and fair value of the loans to Impact Confections, Inc. (“Impact”), JDC Lighting, LLC (“JDC”), Octagon, Phoenix, SP Industries, Inc. (“SP”), Timberland, Turf and the Vitality preferred stock were due to the receipt of payment in kind interest/dividends totaling approximately $1.4 million. Also during the nine month period ended July 31, 2006, the undistributed allocation of flow through income from the Fund’s equity investment in Octagon increased the cost

MVC Capital, Inc. (the “Fund”)

Notes to Consolidated Financial Statements — (Continued)

basis and fair value of the Fund’s investment by approximately $200,000. The increase in fair value from payment in kind interest/dividends and flow through income has been approved by the Fund’s Valuation Committee.

At July 31, 2006, the fair value of all portfolio investments, exclusive of short-term securities, was $212.2 million with a cost basis of $235.1 million. At October 31, 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $122.3 million with a cost basis of $171.6 million.

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

MVC Capital, Inc. (the “Fund”)

Notes to Consolidated Financial Statements — (Continued)

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

During the year ended October 31, 2005, the Valuation Committee increased the fair value of the Fund’s investments in Baltic by $1.5 million, Dakota by $514,000, Octagon by $1,022,638, Sygate by $7.5 million (which was later realized), Vendio Services, Inc. (“Vendio”) by $1,565,999, Vestal by $1,850,000 and Vitality by $700,000. In addition, increases in the cost basis and fair value of the Octagon loan, Impact loan, Timberland loan, Vitality Series A preferred stock, JDC loan and SP loans were due to the receipt of “payment in kind” interest/dividends totaling $1,370,777. Also during the year ended October 31, 2005, the undistributed allocation of flow through income from the Fund’s equity investment in Octagon increased the cost basis and fair value of the investment by $114,845. The increase in fair value from payment in kind interest/dividends and flow through income has been approved by the Fund’s Valuation Committee.

At October 31, 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $122.3 million with a cost of $171.6 million. At October 31, 2004, the fair value of all portfolio investments, exclusive of short-term securities, was $78.5 million with a cost of $151.6 million.

6.	Commitments and Contingencies

Commitments to/for Portfolio Companies:

Open Commitments of MVC Capital, Inc.

	Amount	Balance Outstanding
Portfolio Company	Committed	at July 31, 2006

Octagon	$5.0 million	—
SGDA	$1.6 million	$1.6 million
Timberland	$3.25 million	$2.96 million
Storage Canada	$6.0 million	$1.34 million
Marine	$2.0 million	—

On May 7, 2004, the Fund provided a $5,000,000 senior secured credit facility to Octagon. This credit facility expires on May 6, 2007 and can be automatically extended until May 6, 2009. The credit facility bears annual interest at LIBOR plus 4%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 1, 2006, Octagon drew $250,000 from the credit facility. The credit facility was repaid in full including, all accrued interest on February 23, 2006. As of July 31, 2006, no borrowings were outstanding.

During February 2005, the Fund made available to SGDA, a $1,308,300 revolving credit facility that bears annual interest at 7%. The credit facility expires on August 25, 2006. During fiscal year 2006, SGDA drew down $70,600 from the credit facility. On April 28, 2006, the Fund increased the availability under the revolving credit facility by $300,000. The balance of the Fund’s bridge loan to SDGA, which would have matured on April 30, 2006,

MVC Capital, Inc. (the “Fund”)

Notes to Consolidated Financial Statements — (Continued)

was added to the revolving credit facility and the bridge loan was removed from the Fund’s books. As of July 31, 2006, the entire $1.6 million facility was drawn in full.

On July 8, 2005 the Fund extended Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2007. The Fund also receives a fee of 0.25% on the unused portion of the note. As of October 31, 2005, the total amount outstanding on the note was $3.25 million. On December 27, 2005, the Fund exchanged $286,200 of the Timberland junior revolving line of credit for 28.62 shares of common stock at a price of $10,000 per share. As a result, the Fund now owns 478.62 common shares and the funded debt under the junior revolving line of credit has been reduced from $3.25 million to approximately $2.96 million. On April 21, 2006, Timberland repaid $500,000 on the note. On May 18, 2006, Timberland repaid an additional $500,000 on the note. On July 10, 2006, Timberland drew down $1.0 million leaving the total amount on the note outstanding at July 31, 2006 approximately $2.96 million.

On June 30, 2005, the Fund pledged its common stock of Ohio to Guggenheim Corporate Funding, LLC (“Guggenheim”) to collateralize a loan made by Guggenheim to Ohio.

On December 22, 2005, the Fund extended to Baltic a $1.8 million revolving bridge note. The note bears interest at 12% per annum and had a maturity date of January 31, 2006. Baltic immediately drew $1.5 million from the note. On January 12, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The revolver ended on January 31, 2006 and has been removed from the Fund’s books.

On March 28, 2006, the Fund extended to Baltic a $2.0 million revolving bridge note. Baltic immediately drew down $2.0 million from the note. On April 5, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on April 30, 2006 and has been removed from the Fund’s books.

On March 30, 2006, the Fund provided a $6 million loan commitment to Storage Canada. The company immediately borrowed $1.34 million. The commitment expires after one year, but may be renewed with the consent of both parties. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Fund also receives a fee of 0.25% on the unused portion of the loan.

On July 11, 2006, the Fund extended to Marine a $2.0 million secured revolving note. The note bears annual interest at LIBOR plus 1%. The Fund also receives a fee of 0.50% of the unused portion of the loan. There was no amount drawn on the revolving note as of July 31, 2006.

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

Commitments of the Fund:

On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20 million revolving credit facility (“Credit Facility I”) with LaSalle Bank National Association (the “Bank”). On July 20, 2005, the Fund amended Credit Facility I. The maximum aggregate loan amount under Credit Facility I was increased from $20 million to $30 million. Additionally, the maturity date was extended from October 31, 2005 to August 31, 2006. All other material terms of Credit Facility I remained unchanged. On January 27, 2006, the Fund borrowed $10 million under Credit Facility I. The $10 million borrowed under Credit Facility I was repaid in full by February 3, 2006. Borrowings under Credit Facility I bear interest, at the Fund’s option, at either a fixed rate equal to the LIBOR rate (for one, two, three or six months), plus 1.00% per annum, or at a floating rate equal to the Bank’s prime rate in effect from time to time, minus 1.00% per annum. As of July 31, 2006, there were no borrowings outstanding under Credit Facility I.

MVC Capital, Inc. (the “Fund”)

Notes to Consolidated Financial Statements — (Continued)

On February 16, 2005, the Fund entered into a sublease (the “Sublease”) for a larger space in the building in which the Fund’s current executive offices are located. The Sublease is scheduled to expire on February 28, 2007. Future payments under the Sublease total approximately $55,500 in fiscal year 2006 and $75,000 in fiscal year 2007. The Fund’s previous lease was terminated effective March 1, 2005, without penalty. The building in which the Fund’s executive offices are located, 287 Bowman Avenue, is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. See Note 7 “Management” for more information on Mr. Tokarz.

On April 27, 2006, the Fund and MVCFS, as co-borrowers entered into a new four-year, $100 million revolving credit facility (“Credit Facility II”) with Guggenheim as administrative agent to the lenders. On April 27, 2006, the Fund borrowed $45 million ($27.5 million drawn from the revolving credit facility and $17.5 million in term debt) under Credit Facility II. The $27.5 million drawn from the revolving credit facility was repaid in full on May 2, 2006. On July 28, 2006, the Fund borrowed $57.5 million ($45 million drawn from the revolving credit facility and $12.5 million in term debt) under Credit Facility II. As of July 31, 2006, there was $30 million in term debt and $45 million on the revolving credit facility outstanding. The proceeds from borrowings made under Credit Facility II are expected to be used to fund new and existing portfolio investments, pay fees and expenses related to the financing and for general corporate purposes. Credit Facility II will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility II will be due and payable. Borrowings under Credit Facility II will bear interest, at the Fund’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus 1.00% per annum. The Fund paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Fund.

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

On February 23, 2006, in accordance with the recommendation of the Nominating/Corporate Governance/Strategy Committee of the Fund’s board of directors, Mr. William E. Taylor was appointed to serve on the Fund’s

MVC Capital, Inc. (the “Fund”)

Notes to Consolidated Financial Statements — (Continued)

board of directors. Mr. Taylor was also appointed to serve on the Audit Committee and Nominating/Corporate Governance/Strategy Committee of the Fund’s board of directors.

On May 30, 2006, the Fund’s board of directors, including all of the Independent Directors (Mr. Tokarz recused himself from making a determination on this matter), unanimously approved a proposed Investment Advisory and Management Agreement between the Fund and The Tokarz Group Advisers, LLC (TTG Advisers”) (the “Proposed Agreement”) which provides for the Fund to be managed externally by TTG Advisers, which is controlled exclusively by Mr. Tokarz. Implementation of the Proposed Agreement is subject to the approval of the Fund’s shareholders. The Proposed Agreement is scheduled to be considered at the Fund’s annual meeting of shareholders to be held on September 7, 2006. If the stockholders approve the Proposed Agreement at the meeting (or an adjournment thereof), the agreement would take effect on the later of: (i) November 1, 2006; or (ii) the effective date of the registration of TTG Advisers as an investment advisor with the SEC. A definitive proxy statement seeking, among other things, shareholder approval for the Proposed Agreement, was filed with the SEC on August 3, 2006.

8.	Incentive Compensation

Under the terms of the Fund’s agreement with Mr. Tokarz, as discussed in Note 7 “Management,” during the year ended October 31, 2005, the Fund created a provision for $1,117,328 of estimated incentive compensation accounted for as a current expense. During the nine month period ended July 31, 2006, this provision was increased by $4,717,061. The increase in the provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of five of the Fund’s portfolio investments: Baltic, Dakota, Ohio, Octagon, and Vitality which are subject to the Fund’s agreement with Mr. Tokarz, by a total of $22,546,929. This reserve balance of $5,834,389 will remain unpaid until net capital gains are realized, if ever, by the Fund. Pursuant to Mr. Tokarz’s agreement with the Fund, only after a realization event may the incentive compensation be paid to him. Mr. Tokarz has determined to allocate a portion of the incentive compensation to certain employees of the Fund. During the year ended October 31, 2005 and the nine month period ended July 31, 2006, Mr. Tokarz was paid no cash or other compensation. Without this reserve for incentive compensation, operating expenses would have been approximately $5.49 million instead of the $10.20 million as reported in the Statement of Operations for the nine month period ended July 31, 2006. This would have resulted in net operating income of $6.78 million instead of the $2.06 million, as reported in the Statement of Operations for the nine month period ended July 31, 2006.

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

MVC Capital, Inc. (the “Fund”)

Notes to Consolidated Financial Statements — (Continued)

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

For the Quarter Ended April 30, 2006

On April 11, 2006, the Fund’s board of directors declared a dividend of $.12 per share payable on April 28, 2006 to shareholders of record on April 21, 2006. The ex-dividend date was April 19, 2006. The total distribution amounted to $2,290,835 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 1,733 shares of common stock from the Fund’s treasury to shareholders participating in the Plan.

For the Quarter Ended July 31, 2006

On July 14, 2006, the Fund’s board of directors declared a dividend of $.12 per share payable on July 31, 2006 to shareholders of record on July 24, 2006. The ex-dividend date was July 20, 2006. The total distribution amounted to $2,291,043 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 1,901 shares of common stock from the Fund’s treasury to shareholders participating in the Plan.

11.	Segment Data

The Fund’s reportable segments are its investing operations as a business development company and the financial advisory operations of its wholly-owned subsidiary, MVCFS.

The following table presents book basis segment data for the nine month period ended July 31, 2006:

	MVC	MVCFS	Consolidated

Interest and dividend income	$9,188,223	$93,768	$9,281,991
Fee income	244,035	2,422,045	2,666,080
Other income	455,713	—	455,713
Total operating income	9,887,971	2,515,813	12,403,784
Total operating expenses	9,868,248	334,245	10,202,493
Net operating income before taxes	19,723	2,181,568	2,201,291
Tax expense (benefit)	—	142,633	142,633
Net operating income	19,723	2,038,935	2,058,658
Net realized gain (loss) on investments and foreign currency	3,016,082	—	3,016,082
Net change in unrealized appreciation on investments	26,395,490	—	26,395,490
Net increase in net assets resulting from operations	$29,431,295	$2,038,935	$31,470,230

MVC Capital, Inc. (the “Fund”)

Notes to Consolidated Financial Statements — (Continued)

In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc.

12.	Legal Proceedings

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

13.	Recovery of Expenses and Unusual Income Items

During the year ended October 31, 2003, the Fund paid or accrued $4.0 million for legal and proxy solicitation fees and expenses, which included $2.2 million accrued and paid at the direction of the Board of Directors, to reimburse the legal and proxy solicitation fees and expenses of two major Fund shareholders, Millenco, L.P. and Karpus Investment Management, including their costs of obtaining a judgment against the Fund in the Delaware Chancery Court and costs associated with the proxy process and the election of the current Board of Directors. The Fund made a claim against its insurance carrier, Federal, for its right to reimbursement of such expenses. On June 13, 2005, the Fund reached a settlement with Federal in the amount of $473,968 which has been recorded as Other Income in the Consolidated Statement of Operations. Legal fees and expenses associated with reaching this settlement were $47,171.

14.	Subsequent Events

On August 2, 2006, the Fund repaid the $45.0 million borrowed on the revolving credit facility under Credit Facility II.

On August 7, 2006, the Fund made a follow on equity investment in Harmony Pharmacy, investing $750,000 for 2 million shares of common stock. Harmony is an operator of pharmacy and healthcare centers primarily in airports in the United States.

On August 16, 2006, the Fund consummated a leveraged buyout of Summit Research Labs, Inc. (“Summit”) a Huguenot, NY based specialty chemical company that manufactures antiperspirant actives. The Fund’s investment in Summit consists of $11.2 million in equity and $5.0 million second lien loan. The second lien loan bears annual interest at 14% and matures August 15, 2012.

On August 25, 2006, Harmony Pharmacy repaid their $200,000 demand note in full including all accrued interest.

On August 25, 2006, SGDA’s revolving credit facility of approximately $1.6 million was added to the term loan with an outstanding balance of approximately $4.6 million. The total outstanding balance of the term loan is now approximately $6.2 million. The line of credit was removed from the Fund’s books as part of this transaction.

On August 31, 2006, the revolving credit facility with LaSalle Bank National Association, Credit Facility I, expired.

The Fund’s annual meeting of shareholders is scheduled to be held on September 7, 2006. At the meeting, shareholders will be asked to: (i) elect five nominees to serve as members of the board of directors; and (ii) approve the Proposed Agreement. A definitive proxy statement relating to the meeting was filed with the SEC on August 3, 2006.

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

Selected Consolidated Financial Data

	Nine Month	Nine Month
	Period Ended	Period Ended	Year Ended
	July 31,	July 31,	October 31,
	2006	2005	2005
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

Operating Data:
Interest and related portfolio income:
Interest and dividend income	$9,282	$6,586	$9,457
Fee income	2,666	1,396	1,809
Other income	456	856	933

Total operating income	12,404	8,838	12,199
Expenses:
Employee	2,242	1,619	2,336
Incentive compensation (Note 8)	4,717	797	1,117
Administrative	3,244	2,307	3,052

Total operating expenses	10,203	4,723	6,505

Net operating income (loss) before taxes	2,201	4,115	5,694
Tax expense (benefit), net	143	(68)	(101)

Net operating income (loss)	2,058	4,183	5,795
Net realized and unrealized gains (losses):
Net realized gains (losses)	3,016	(8,283)	(3,295)
Net change in unrealized appreciation (depreciation)	26,396	21,435	23,768

Net realized and unrealized gains (losses) on investments	29,412	13,152	20,473

Net increase (decrease) in net assets resulting from operations	$31,470	$17,335	$26,268

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$1.65	$0.99	$1.45
Dividends per share	$0.36	$0.12	$0.24
Balance Sheet Data:
Portfolio at value	$212,203	$130,018	$122,298
Portfolio at cost	235,101	181,645	171,591
Total assets	306,050	208,549	201,379
Shareholders’ equity	223,396	192,088	198,707
Shareholders’ equity per share (net asset value)	$11.70	$10.06	$10.41
Common shares outstanding at period end	19,092	19,086	19,087
Other Data:
Number of Investments funded in period	18	9	9
Investments funded ($) in period	$101,400	$53,836	$53,836

	2006			2005				2004
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3(1)	Qtr 2	Qtr 1
Quarterly Data (Unaudited):	(In thousands except per share data)

Total operating income	$4,607	$3,915	$3,882	$3,361	$4,404	$2,439	$1,995	$1,811	$951	$508	$716
Net operating income (loss) before net realized and unrealized gains	1,072	156	830	1,612	2,480	821	882	665	281	(498)	(430)
Net increase (decrease) in net assets resulting from operations	8,046	11,117	12,307	8,933	10,310	4,360	2,665	3,274	4,922	1,104	2,305
Net increase (decrease) in net assets resulting from operations per share	0.42	0.58	0.65	0.46	0.58	0.23	0.18	0.27	0.41	0.09	0.14
Net asset value per share	11.70	11.40	10.94	10.41	10.06	9.64	9.41	9.40	9.25	8.85	8.76

(1)	Data for 2004 differs from that which was filed on Form 10-Q on September 9, 2004, due to a reclassification of investment income and related expenses which had previously been accrued for.

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. In the year ended October 31, 2005, we made six new investments and three additional investments in existing portfolio companies, committing capital totaling approximately $53.8 million. During the nine month period ended July 31, 2006, we made twelve new investments and six additional investments in existing portfolio companies, committing capital totaling approximately $101.4 million.

Prior to the adoption of our current investment objective, the Fund’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Fund’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of July 31, 2006, 0.88% of the current fair value of our assets consisted of portfolio investments made by the Fund’s former management team pursuant to the prior investment objective. We are, however, seeking to manage these remaining legacy investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

OPERATING INCOME

For the Nine Month Periods Ended July 31, 2006 and 2005.  Total operating income was $12.4 million for the nine month period ended July 31, 2006 and $8.8 million for the nine month period ended July 31, 2005, an increase of $3.6 million.

For the Nine Month Period Ended July 31, 2006

Total operating income was $12.4 million for the nine month period ended July 31, 2006. The increase in operating income over the same nine month period last year was primarily due to the increase in the number of investments that provide the Fund with current income. For the nine month periods ended July 31, 2006 and 2005, the Fund made 18 and 9 investments in portfolio companies, respectively. The main components of investment income were the interest and dividend income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Fund and MVCFS. The Fund earned approximately $7.3 million in interest and dividend income from investments in portfolio companies. Of the $7.3 million recorded in interest/dividend income, approximately $1.4 million was payment in kind interest/dividends. The payment in kind interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. During the nine month period ended July 31, 2006, the Fund reclassified dividend income received from Vitality totaling approximately $900,000 to return of capital. The reclassification occurred due to the determination that Vitality will not have taxable earnings and profits for their fiscal year 2006. This reclassification to return of capital had no impact on the Fund’s net asset value. The Fund’s investments yielded rates from 7% to 17%. Also, the Fund earned approximately $2.0 million in interest income on its cash equivalents and short-term investments. The Fund received fee income and other income from portfolio companies and other entities totaling approximately $2.7 million and $455,713, respectively. Included in other income is flow through income from limited liability companies and cash received from the Mentor Graphics multi-year earnout. Please see the Fund’s 2005 Annual Report on Form 10-K for more information regarding the Mentor Graphics earnout.

For the Nine Month Period Ended July 31, 2005

Total operating income was $8.8 million for the nine month period ended July 31, 2005. The increase in investment income over the same nine month period last year is due to the increase in the number of investments that provide the Fund with current income. The main components of investment income are the interest income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Fund and MVCFS. The Fund earned approximately $5.19 million in interest and dividend income from investments in portfolio companies. Of the $5.19 million recorded in interest and dividend income, approximately $969,000 was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Fund’s yielding investments were paying interest and dividends to the Fund at various rates from 7% to 17%. Also, the Fund earned approximately $1.4 million in interest income on its cash equivalents and short-term investments during the nine month period ended July 31, 2005. The Fund received fee income and other income from portfolio companies totaling approximately $1.4 million and $856,000, respectively. Included in other income is a legal settlement of $473,968. See Note 12 “Legal Proceedings” for more information. Without the receipt of this settlement, other income earned for the nine months ended July 31, 2005, would have been $382,350.

OPERATING EXPENSES

For the Nine Month Periods Ended July 31, 2006 and 2005.  Operating expenses were $10.2 million for the nine month period ended July 31, 2006 and $4.7 million for the nine month period ended July 31, 2005, an increase of $5.5 million.

For the Nine Month Period Ended July 31, 2006

Operating expenses were $10.2 million or 6.48% of the Fund’s average net assets, when annualized, for the nine month period ended July 31, 2006. Significant components of operating expenses for the nine month period ended July 31, 2006, included estimated provision for incentive compensation expense of approximately $4.7 million, salaries and benefits of approximately $2.2 million, insurance premium expenses of $354,211, interest expense and other borrowing costs of $683,590, legal fees of $438,669 and facilities-related expenses of $486,302. Estimated provision for incentive compensation expense is a non-cash, not yet payable, provisional expense relating to Mr. Tokarz’s agreement with the Fund.

The $5.5 million increase in the Fund’s operating expenses in the nine month period ended July 31, 2006 compared to the nine month period ended July 31, 2005, was primarily due to the $3.9 million increase in the provision for estimated incentive compensation. An increase in the number of employees needed to service the larger portfolio resulted in an increase of $622,767 in salaries and benefits. Also, the Fund’s rent and other facility related expenses increased approximately $175,540 primarily due to the Fund’s procurement of larger office space to accommodate the Fund’s increased number of employees. See Note 6 “Commitments and Contingencies” for more information.

The increase of approximately $662,175 in the Fund’s interest expense and other borrowing costs in the nine month period ended July 31, 2006, was due to additional borrowings under the new Credit Facility II.

Pursuant to the terms of the Fund’s agreement with Mr. Tokarz, during the nine month period ended July 31, 2006, the provision for estimated incentive compensation was increased by $4,717,061. The increase in the provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of five of the Fund’s portfolio investments: Baltic, Dakota, Ohio, Octagon, and Vitality which are subject to the Fund’s agreement with Mr. Tokarz, by a total of $22,546,929. This reserve balance of $5,834,389 will remain unpaid until net capital gains are realized, if ever, by the Fund. Pursuant to Mr. Tokarz’s agreement with the Fund, only after a realization event, may the incentive compensation be paid to him. Mr. Tokarz has determined to allocate a portion of his incentive compensation to certain employees of the Fund. During the year ended October 31, 2005 and the nine month period ended July 31, 2006, Mr. Tokarz was paid no cash or other compensation. Without this reserve for incentive compensation, operating expenses would have been approximately $5.49 million or 3.48% of average net assets when annualized as compared to 6.48% which is reported on the Consolidated Per Share Data and Ratios, for the nine month period ended July 31, 2006. Please see Note 8 “Incentive Compensation” for more information.

In February 2006, the Fund renewed its Directors & Officers/Professional Liability Insurance policies at an expense of approximately $459,000 which is amortized over the twelve month life of the policy. The prior policy premium was $517,000.

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

During the nine month period ended July 31, 2005, the Fund paid or accrued $426,501 in legal fees. Legal expenses included fees of $47,171 incurred while pursuing a claim against Federal Insurance Company. See Note 12 “Legal Proceedings” for more information. The settlement from this legal action was $473,968 which was recorded into other income. After fees and expenses, the cash received from the settlement was $426,797. Without the legal fees related to the litigation, the Fund would have paid or accrued $379,330 in legal fees.

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Nine Month Periods Ended July 31, 2006 and 2005.  Net realized gains for the nine month period ended July 31, 2006 were $3.0 million and net realized losses for the nine month period ended July 31, 2005 were $8.3 million, an increase of $11.3 million.

For the Nine Month Period Ended July 31, 2006

Net realized gains for the nine month period ended July 31, 2006 were $3.0 million. The significant component of the Fund’s net realized gain for the nine month period ended July 31, 2006 was primarily due to the gain on the sale of Process Claims.

During the nine month period ended July 31, 2006, the Fund sold its investment in ProcessClaims and realized a gain of approximately $5.5 million. The Fund was entitled to receive approximately $8.3 million in gross proceeds, of which approximately $400,000 or 5% of the proceeds will be deposited into a reserve account for one year. Due to the contingencies associated with the escrow, the Fund has not presently placed any value on the proceeds deposited in escrow and has therefore not factored such proceeds into the Fund’s increased NAV. The Fund received net proceeds of approximately $7.9 million.

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

The Fund also received a payout related to a former portfolio company, Annuncio, of approximately $70,000.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Nine Month Periods Ended July 31, 2006 and 2005.  The net change in unrealized appreciation for the nine month period ended July 31, 2006 was $26.4 million and the net change in unrealized appreciation for the nine month period ended July 31, 2005 was $21.4 million, an increase of $5 million.

For the Nine Month Period Ended July 31, 2006

The Fund had a net change in unrealized appreciation on portfolio investments of $26.4 million for the nine month period ended July 31, 2006. The change in unrealized appreciation on investment transactions for the nine month period ended July 31, 2006 primarily resulted from the Valuation Committee’s decision to increase the fair value of the Fund’s investments in Baltic common stock by $7.8 million, Dakota common stock by approximately $1.1 million, Octagon’s membership interest by approximately $562,000, Ohio common stock by $9.2 million, ProcessClaims preferred stock by $4.8 million and Vitality common stock and warrants by $3.5 million and $400,000, respectively. Other key components of the net change in unrealized appreciation was the $2.5 million depreciation reclassification from unrealized to realized caused by the removal of Yaga and Lumeta and the $4.8 million appreciation reclassification from the sale of ProcessClaims from the Fund’s books.

For the Nine Month Period Ended July 31, 2005

Net decrease in unrealized depreciation for the nine month period ended July 31, 2005 was $21.4 million. Such net decrease in unrealized depreciation on investment transactions for the nine months ended July 31, 2005 primarily resulted from the Valuation Committee’s determinations to increase the fair value of the Fund’s investments in Baltic’s common stock by $1.5 million, Dakota’s common stock by $514,000, Octagon’s membership interest and warrant by $1,022,638, Sygate’s Series D preferred stock by $4.2 million, Vendio’s Series A preferred stock by $1,565,999 and Vestal’s common stock by $950,000. The increase in the fair value of these portfolio investments resulted in a decrease in unrealized depreciation of approximately $9.8 million. Other key components were the realization of a $4.8 million gain on the sales of the Fund’s shares of Mentor Graphics, the $13.0 million depreciation reclassification from unrealized to realized caused by the removal of CBCA and Phosistor from the Fund’s books and the $500,000 decrease in unrealized depreciation caused by repayment in full of the Arcot loan, which was being carried below cost.

PORTFOLIO INVESTMENTS

For the Nine Month Period Ended July 31, 2006 and the Year Ended October 31, 2005.  The cost of the portfolio investments held by the Fund at July 31, 2006 and at October 31, 2005 was $235.1 million and $171.6 million, respectively, an increase of $63.5 million. The aggregate fair value of portfolio investments at July 31, 2006 and at October 31, 2005 was $212.2 million and $122.3 million, respectively, an increase of $89.9 million. The cost and aggregated fair value of short-term securities held by the Fund at July 31, 2006 and at October 31, 2005 was $79.2 million and $51.0 million, respectively, an increase of $28.2 million. The cost and aggregate fair value of cash and cash equivalents held by the Fund at July 31, 2006 and at October 31, 2005 was $10.5 million and $26.3, respectively, a decrease of approximately $15.8 million.

For the Nine month Period Ended July 31, 2006

During the nine month period ended July 31, 2006, the Fund made twelve new investments, committing capital totaling approximately $91.9 million. The investments were made in Turf, SOI, Henry, BM Auto, Storage Canada,

Phoenix, Harmony Pharmacy, Inc., Total Safety, PreVisor, Marine, BP, and Velocitius. The amounts invested were $11.6 million, $5.0 million, $5.0 million, $15.0 million, $6.0 million, $8.0 million, $200,000, $6.0 million, $6.0 million, $14.0 million, $15.0 million, and $66,290, respectively.

The Fund also made six follow-on investments in existing portfolio companies committing capital totaling approximately $9.5 million. During the nine month period ended July 31, 2006, the Fund invested approximately $879,000 in Dakota by purchasing an additional 172,104 shares of common stock at an average price of $5.11 per share. On December 22, 2005, the Fund made a follow-on investment in Baltic in the form of a $1.8 million revolving bridge note. Baltic immediately drew down $1.5 million from the note. On January 12, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on January 31, 2006 and has been removed from the Fund’s books. On January 12, 2006, the Fund provided SGDA a $300,000 bridge loan. On March 28, 2006, the Fund provided Baltic a $2.0 million revolving bridge note. Baltic immediately drew down $2.0 million from the note. On April 5, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on April 30, 2006 and has been removed from the Fund’s books. On April 6, 2006, the Fund invested an additional $2.0 million in SGDA in the form of a preferred equity security. On April 25, 2006, the Fund purchased an additional common equity security in SGDA for $20,000. On June 30, 2006, the Fund invested $2.5 million in Amersham in the form of a second lien loan.

At the beginning of the 2006 fiscal year, the revolving credit facility provided to SGDA had an outstanding balance of approximately $1.2 million. During December 2005, SGDA drew down an additional $70,600 from the credit facility. On April 28, 2006, the Fund increased the availability under the revolving credit facility by $300,000. The balance of the bridge loan mentioned above, which would have matured on April 30, 2006, was added to the revolving credit facility and the bridge loan was eliminated from the Fund’s books as a part of the refinancing. As of July 31, 2006, the entire $1.6 million facility was drawn in full.

On December 21, 2005, Integral prepaid its senior credit facility from the Fund in full. The Fund received approximately $850,000 from the prepayment. This amount included all outstanding principal and accrued interest. The Fund recorded no gain or loss as a result of the prepayment. Under the terms of the prepayment, the Fund returned its warrants to Integral for no consideration.

Effective December 27, 2005, the Fund exchanged $286,200, of the $3.25 million outstanding, of the Timberland junior revolving line of credit into 28.62 shares of common stock at a price of $10,000 per share. As a result, as of July 31, 2006, the Fund owned 478.62 common shares of Timberland and the funded debt under the junior revolving line of credit was reduced from $3.25 million to approximately $2.96 million.

Effective December 31, 2005, the Fund received 373,362 shares of Series E preferred stock of ProcessClaims, Inc. in exchange for its rights under a warrant issued by ProcessClaims that has been held by the Fund since May 2002. On January 5, 2006, the Valuation Committee increased the fair value of the Fund’s entire investment in ProcessClaims by $3.3 million to $5.7 million. Please see the paragraph below for more information on ProcessClaims.

On January 3, 2006, the Fund exercised its warrant ownership in Octagon which increased its existing membership interest. As a result, Octagon is now considered an affiliate of the Fund.

Due to the dissolution of Yaga, one of the Fund’s legacy portfolio companies, the Fund realized losses on its investment in Yaga totaling $2.3 million during the nine month period ended July 31, 2006. The Fund received no proceeds from the dissolution of Yaga and the Fund’s investment in Yaga has been removed from the Fund’s books. The Valuation Committee previously decreased the fair value of the Fund’s investment in Yaga to zero and as a result, the Fund’s realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the removal of Yaga from the Fund’s books on the Fund’s consolidated statement of operations and NAV at July 31, 2006, was zero.

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

On May 30, 2006, ProcessClaims, one of the Fund’s legacy portfolio companies, entered into a definitive agreement to be acquired by CCC Information Services Inc. (“CCC”). The acquisition by CCC closed on June 9, 2006. As of June 9, 2006, the Fund received net proceeds of approximately $7.9 million. The gross proceeds were approximately $8.3 million of which approximately $400,000 or 5% of the gross proceeds were deposited into a reserve account for one year. Due to the contingencies associated with the escrow, the Fund has not presently placed any value on the proceeds deposited in escrow and has therefore not factored such proceeds into the Fund’s increased NAV. The Fund’s total investment in ProcessClaims was $2.4 million which resulted in a capital gain of approximately $5.5 million.

On July 27, 2006, SOI repaid their loan from the Fund in full. The amount of the proceeds received from the prepayment was approximately $4.5 million. This amount included all outstanding principal, accrued interest, and an early prepayment fee. The Fund recorded no gain or loss as a result of the prepayment.

During the nine month period ended July 31, 2006, the Valuation Committee increased the fair value of the Fund’s investments in Baltic common stock by $7.8 million, Dakota common stock by approximately $1.1 million Octagon’s membership interest by approximately $562,000, Ohio common stock by $9.2 million, Process Claims preferred stock by $4.8 million and Vitality common stock and warrants by $3.5 million and $400,000, respectively. In addition, increases recorded to the cost basis and fair value of the loans to Impact, JDC, Octagon, Phoenix, SP, Timberland, Turf and the Vitality preferred stock were due to the receipt of payment in kind interest/dividends totaling approximately $911,000. Also during the nine month period ended July 31, 2006, the undistributed allocation of flow through income from the Fund’s equity investment in Octagon increased the cost basis and fair value of the Fund’s investment by approximately $200,000. The increase in fair value from payment in kind interest/dividends and flow through income has been approved by the Fund’s Valuation Committee.

At July 31, 2006, the fair value of all portfolio investments, exclusive of short-term securities, was $212.2 million with a cost basis of $235.1 million. At October 31, 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $122.3 million with a cost basis of $171.6 million.

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

During the year ended October 31, 2005, the Valuation Committee increased the fair value of the Fund’s investments in Baltic by $1.5 million, Dakota by $514,000, Octagon by $1,022,638, Sygate by $7.5 million (which was later realized), Vendio by $1,565,999, Vestal by $1,850,000 and Vitality by $700,000. In addition, increases in the cost basis and fair value of the Octagon loan, Impact loan, Timberland loan, Vitality Series A preferred stock, JDC loan and SP loans were due to the receipt of payment in kind interest/dividends totaling $1,370,777. Also during the year ended October 31, 2005, the undistributed allocation of flow through income from the Fund’s equity investment in Octagon increased the cost basis and fair value of the investment by $114,845.

At October 31, 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $122.3 million with a cost of $171.6 million. At October 31, 2004, the fair value of all portfolio investments, exclusive of short-term securities, was $78.5 million with a cost of $151.6 million.

Portfolio Companies

During the nine month period ended July 31, 2006, the Fund had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2005 and July 31, 2006 the Fund’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been assigned a fair value of $0.

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

On June 30, 2006, the Fund made an additional investment in Amersham consisting of an additional $2.5 million note bearing annual interest at 16% from June 30, 2006 to June 30, 2008. The interest rate then steps down to 14% for the period July 1, 2008 to June 30, 2010, steps down to 13% for the period July 1, 2010 to June 30, 2012 and steps down again to 12% for the period July 1, 2012 to June 30, 2013. The note has a maturity date of June 30, 2013. The note has a principal face amount and cost basis of $2.5 million.

At July 31, 2006, the notes had a combined outstanding balance, cost and fair value of $5.0 million.

Baltic Motors Corporation

Baltic Motors Corporation (“Baltic”), Purchase, New York, is a U.S. company focused on the importation and sale of Ford and Land Rover vehicles and parts throughout Latvia, a member of the European Union.

At October 31, 2005 and July 31, 2006, the Fund’s investment in Baltic consisted of 54,947 shares of common stock at a cost of $6.0 million and a mezzanine loan with a cost basis of $4.5 million. The loan has a maturity date of June 24, 2007 and earns interest at 10% per annum.

At October 31, 2005, the investment in Baltic was assigned a fair value of $12.0 million.

On December 22, 2005, the Fund extended to Baltic a $1.8 million revolving bridge note. Baltic immediately drew down $1.5 million from the note. On January 12, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note ended on January 31, 2006 and has been removed from the Fund’s books.

On March 28, 2006, the Fund extended to Baltic a $2.0 million revolving bridge note. Baltic immediately drew down $2.0 million from the note. On April 5, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note ended on April 30, 2006 and has been removed from the Fund’s books.

During the nine month period ended July 31, 2006, the Valuation Committee increased the fair value of the Fund’s equity investment in Baltic by $7.8 million from $7.5 million to $15.32 million.

At July 31, 2006, the Fund’s investment in Baltic was assigned a fair value of $19.8 million. Michael Tokarz, Chairman of the Fund, and Christopher Sullivan, an employee of the Fund, serve as directors for Baltic.

BP Clothing, LLC

BP Clothing, LLC (“BP”), Pico Rivera, California, is a company which designs, manufactures, markets and distributes, Baby Phat(R), a line of women’s clothing.

On June 3, 2005, the Fund made an initial investment in BP consisting of a $10 million second lien loan bearing annual interest at LIBOR plus 8% for the first year and variable interest rates for the remainder of the four year term. The loan has a $10.0 million principal face amount and was issued at a cost basis of $10.0 million. The loan’s cost basis was subsequently discounted to reflect loan origination fees received. The Fund is scheduled to receive quarterly principal repayments totaling $625,000 per quarter with the remaining principal balance due upon maturity.

On February 24, 2006, BP repaid its initial second lien loan from the Fund in full. The amount of the proceeds received from the prepayment was approximately $8.7 million. This amount included all outstanding principal, accrued interest, accrued monitoring fees and an early prepayment fee.

On July 19, 2006, the Fund extended to BP a subsequent $10 million second lien loan bearing annual interest at 14%. The loan has a $10.0 million principal face amount and was issued at a cost basis of $10.0 million. The loan’s cost basis was subsequently discounted to reflect loan origination fees received. The maturity date of the loan is July 19, 2012. The principal balance is due upon maturity.

On July 20, 2006, the Fund purchased at a discount $5 million in loan assignments in BP. The $3 million term loan A bears annual interest at LIBOR plus 4.25% or Prime Rate plus 3.25%. The $2 million term loan B bears annual interest at LIBOR plus 6.40% or Prime Rate plus 5.40%. The interest rate option on the loan assignments is at the borrower’s discretion. Both loans mature on July 18, 2011.

At July 31, 2006, the loans had a combined outstanding balance and cost basis of $14.7 million. The loan and loan assignments had a combined fair value of $14.9 million.

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

During the nine months ended July 31, 2006, the Fund purchased an additional 172,104 shares of common stock at an average price of $5.11 per share or approximately $879,000.

Effective January 31, 2006 and April 30, 2006, the Valuation Committee increased the fair value of the newly purchased shares to the carrying value of the original shares or approximately $6.07. The increase in the fair value of the newly purchased shares over their cost was approximately $164,000.

Effective July 31, 2006, the Valuation Committee increased the fair value of the investment by approximately $900,000.

At July 31, 2006, the Fund’s investment in Dakota consisted of 1,081,195 shares of common stock with a cost of $5.9 million and assigned fair value of $7.5 million.

Michael Tokarz, Chairman of the Fund, serves as a director of Dakota.

DPHI, Inc. (formerly DataPlay, Inc.)

DPHI, Inc. (“DPHI”), Boulder, Colorado, is trying to develop new ways of enabling consumers to record and play digital content.

At October 31, 2005 and July 31, 2006, the Fund’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been assigned a fair value of $0.

Endymion Systems, Inc.

Endymion Systems, Inc. (“Endymion”), Oakland, California, is a single source supplier for strategic, web-enabled, end-to-end business solutions designed to help its customers leverage Internet technologies to drive growth and increase productivity.

At October 31, 2005 and July 31, 2006, the Fund’s investment in Endymion consisted of 7,156,760 shares of Series A preferred stock with a cost of $7.0 million. The investment has been assigned a fair value of $0.

Foliofn, Inc.

Foliofn, Inc. (“Foliofn”), Vienna, Virginia, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2005 and July 31, 2006, the Fund’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million. The investment had been assigned a fair value of $0. Bruce Shewmaker, an officer of the Fund, serves as a director of Foliofn.

Harmony Pharmacy & Health Center, Inc.

Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”), Purchase, NY, is an operator of pharmacy and healthcare centers primarily in airports in the United States.

The Fund invested $200,000 in Harmony Pharmacy in the form of a demand note. The note bears annual interest at 10% and is callable anytime at the Fund’s discretion.

At July 31, 2006, the note had an outstanding balance, cost basis and fair value of $200,000.

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

At July 31, 2006, the loans had a combined outstanding balance, cost basis, and fair value of $5.0 million.

Impact Confections, Inc.

Impact Confections, Inc. (“Impact”), Roswell, New Mexico founded in 1981, is a manufacturer and distributor of children’s candies.

The Fund’s investment in Impact consists of 252 shares of common stock at a cost of $10,714.28 per share or $2.7 million and a loan to Impact in the form of a senior subordinated note with an outstanding balance of $5.0 million. The Fund’s common stock has a preferred status if there is a liquidation of the company. The loan bears annual interest at 17.0% and matures on July 30, 2009. The loan was issued at a cost basis of $5.0 million. The loan’s cost basis was then discounted to reflect loan origination fees received.

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

At July 31, 2006, the Fund’s investment in Impact consisted of 252 shares of common stock at a cost of $2.7 million, the loan to Impact with an outstanding balance of $5.4 million and the secured promissory note with a balance of $325,000. The cost basis of the loan and promissory note at July 31, 2006 were approximately $5.33 million and $321,000 respectively. At July 31, 2006, the equity investment, loan and secured promissory note were assigned fair values of $2.7 million, $5.4 million and $325,000, respectively. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Fund’s Valuation Committee.

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

During the nine month period ended July 31, 2006, Integral prepaid its outstanding loan balance in full including all accrued interest. The Fund recorded no gain or loss as a result of the prepayment. Under the terms of the prepayment, the Fund returned its warrants to Integral for no consideration.

As of July 31, 2006, the Fund no longer held any investment in Integral.

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

At July 31, 2006, the loan had an outstanding balance of $3.16 million with a cost of $3.11 million. The loan was assigned a fair value of $3.16 million. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Fund’s Valuation Committee.

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

As of July 31, 2006, the Fund no longer held any investment in Lumeta.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, builds and operates satellite, internet, and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.

At October 31, 2005 and July 31, 2006, the Fund’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been assigned a fair value of $0.

Marine Exhibition Corporation

Marine Exhibition Corporation (“Marine”), Miami, Florida, owns and operates the Miami Seaquarium. The Seaquarium is a family-oriented entertainment park.

On July 11, 2006, the Fund extended to Marine a $10 million senior secured loan bearing annual interest at 11%. The senior secured loan has a $10.0 million principal face amount and was issued at a cost basis of $10.0 million. The loan’s cost basis was subsequently discounted to reflect loan origination fees received. The maturity date of the loan is June 30, 2013. The Fund also extended a secured revolving note bearing interest at LIBOR plus 1%. The amount available to draw down at any time on the note is $2.0 million. The Fund also invested $2.0 million into Marine in the form of preferred stock, purchasing 2,000 shares. The dividend rate on the preferred stock is 12% per annum.

At July 31, 2006, the Fund’s senior secured loan had an outstanding balance of $10.0 million with a cost of $9.8 million. The senior secured loan was assigned a fair value of $10.0 million. The secured revolving note was not drawn upon. The preferred stock had been assigned a fair value of $2.0 million.

Octagon Credit Investors, LLC

Octagon Credit Investors, LLC (“Octagon”), is a New York-based asset management company that manages leveraged loans and high yield bonds through collateralized debt obligations (“CDO”) funds.

The Fund’s investment in Octagon consists of a $5,000,000 senior subordinated loan, bearing annual interest at 15% over a seven year term. The loan has a $5,000,000 principal face amount and was issued at a discounted cost basis of $4,450,000. The loan included detachable warrants with a cost basis of $550,000. The Fund also provided a $5,000,000 senior secured credit facility to Octagon. This credit facility expires on May 7, 2009 and bears annual interest at LIBOR plus 4%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. The Fund also made a $560,000 equity investment in Octagon which provides the Fund a membership interest in Octagon.

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

The cost basis and fair value of the equity investment was also increased by approximately $200,000 to account for the Fund’s allocated portion of the flow-through income, from its membership interest in Octagon, which was not distributed to members. This flow-through income is recorded by the Fund as “other income.”

At July 31, 2006, the loan had an outstanding balance of $5.21 million with a cost of $4.68 million. The loan was assigned a fair value of $4.77 million. The increase in the outstanding balance, cost and fair value of the loan is due to the accretion of the market discount, the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Fund’s Valuation Committee.

At July 31, 2006, the equity investment had a cost basis of $1.47 million and was assigned a fair value of $3.06 million.

Ohio Medical Corporation

Ohio Medical Corporation (“Ohio”), Gurnee, Illinois, is a manufacturer and supplier of suction and oxygen therapy products, as well as medical gas equipment.

During fiscal year 2005, the Fund invested $17 million and sponsored the acquisition of General Electric’s Ohmeda Brand Suction and Oxygen Therapy business unit (“GE-SOT”), a leading global supplier of suction and oxygen therapy products. On July 14, 2005, in conjunction with this transaction, the Fund acquired GE-SOT’s largest supplier, Squire Cogswell/Aeros Instruments, Inc. and merged both businesses creating Ohio Medical Corporation.

The Fund’s investment in Ohio consists of 5,620 shares of common stock with a cost basis of $17 million.

As of October 31, 2005, the Fund’s investment was assigned a fair value of $17 million.

During the nine month period ended July 31, 2006, the Valuation Committee increased the fair value of the Fund’s equity investment in Ohio by $9.2 million from $17.0 million to approximately $26.2 million.

As of July 31, 2006, the cost basis and fair value of the Fund’s investment in Ohio was $17.0 million and $26.2 million, respectively.

Michael Tokarz, Chairman of the Fund, Peter Seidenberg, Chief Financial Officer of the Fund and David Hadani, an employee of the Fund, serve as directors of Ohio.

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

On April 4, 2006, the Fund purchased 1 million shares of common stock of Phoenix for a purchase price of $500,000. On June 8, 2006, the Fund purchased an additional 666,667 shares of common stock of Phoenix for a purchase price of approximately $500,000.

Also, on June 8, 2006, the Fund committed to Phoenix $7.0 million in debt. The first $3.5 million second lien loan bears annual interest at 15%. The loan was discounted for the loan origination fees received.

On July 26, 2006 the Fund extended to Phoenix the remaining portion of the $7.0 million commitment. This $3.5 million second lien loan also bears annual interest at 15%. The maturity date for both loans is June 8, 2011.

As of July 31, 2006, the cost basis and fair value of the Fund’s investment in Phoenix was $7.9 million and $8.0, respectively. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Fund’s Valuation Committee.

PreVisor, Inc.

PreVisor, Inc. (“PreVisor”), Roswell, Georgia, provides pre-employment testing and assessment solutions and related professional consulting services.

On May 31, 2006, the Fund invested $6 million in PreVisor in the form of common stock. Mr. Tokarz, our Chairman and Portfolio Manager, is a minority non-controlling shareholder of PreVisor. Our board of directors, including all of our directors who are not “interested persons” of the Fund, as defined by the 1940 Act (the “Independent Directors”), approved the transaction (Mr. Tokarz recused himself from making a determination or recommendation on this matter).

As of July 31, 206, the common stock had been assigned a fair value of $6.0 million.

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

Effective December 31, 2005, in a cashless transaction, the Fund received 373,362 shares of Series E preferred stock of ProcessClaims in exchange for its rights under a warrant issued by ProcessClaims that has been held by the Fund since May 2002.

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

On May 30, 2006, ProcessClaims, one of the Fund’s legacy portfolio companies, entered into a definitive agreement to be acquired by CCC Information Services Inc. (“CCC”). The acquisition by CCC closed on June 9, 2006. As of June 9, 2006, the Fund received net proceeds of approximately $7.9 million. The gross proceeds were approximately $8.3 million of which approximately $400,000 or 5% of the gross proceeds were deposited into a reserve account for one year. Due to the contingencies associated with the escrow, the Fund has not presently placed any value on the proceeds deposited in escrow and has therefore not factored such proceeds into the Fund’s increased NAV. The Fund’s total investment in ProcessClaims was $2.4 million which resulted in a capital gain of approximately $5.5 million.

As of July 31, 2006, the Fund no longer held any investment in ProcessClaims.

SafeStone Technologies PLC

SafeStone Technologies PLC (“SafeStone”), Old Amersham, UK, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.

At October 31, 2005 and July 31, 2006, the Fund’s investments in SafeStone consisted of 2,106,378 shares of Series A ordinary stock with a cost of $4.0 million. The investment has been assigned a fair value of $0 by the Fund’s Valuation Committee.

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

On April 6, 2006, the Fund invested an additional $2.0 million into SGDA in the form of a preferred equity interest. On April 25, 2006 the Fund purchased an additional common equity interest in SGDA for $23,551.

On April 28, 2006, the Fund increased the availability under the revolving credit facility by $300,000. The balance of the bridge loan mentioned above, which would have matured on April 30, 2006, was added to the revolving credit facility and the bridge loan was removed from the Fund’s books as a part of the refinancing. As of July 31, 2006, the entire $1.6 million facility was drawn in full.

At July 31, 2006, the term loan had an outstanding balance of $4.6 million with a cost of $4.4 million. The term loan was carried at a fair value of $4.4 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. The ownership interest in SGDA has been assigned a fair value of $338,551 which is its cost basis. The line of credit has been assigned a fair value of $1.6 million. The preferred stock has been assigned a fair value of $2.0 million.

Sonexis, Inc.

Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.

At October 31, 2005 and July 31, 2006, the Fund’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been assigned a fair value of $0.

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

At July 31, 2006, the Fund’s investment in BM Auto was assigned a fair value of $8 million.

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

At July 31, 2006, the mezzanine loan and the term loan had outstanding balances of $6.88 million and $4.05 million, respectively, with a cost basis of $6.65 million and $3.99 million, respectively. The mezzanine loan and term loan were assigned fair values of $6.88 million and $4.05 million, respectively. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Fund’s Valuation Committee.

Strategic Outsourcing, Inc.

Strategic Outsourcing, Inc. (“SOI”), Charlotte, North Carolina, is a professional employer organization that provides services that enable small businesses to outsource their human resource function.

The Fund purchased a $5 million loan assignment in SOI. The loan has a 5 year term and bears annual interest at LIBOR plus 5.25%

On December 31, 2005, SOI repaid a portion of its outstanding loan. The Fund’s prorated share of the repayment was approximately $108,000.

On March 31, 2006, SOI repaid a portion of its outstanding loan. The Fund’s prorated share of the repayment was approximately $108,000.

On May 3, 2006, SOI repaid a portion of its outstanding loan. The Fund’s prorated share of the repayment was approximately $440,000.

On July 27, 2006, SOI repaid the loan assignment in full. The amount of the proceeds received from the prepayment was approximately $4.5 million. This amount included all outstanding principal, accrued interest, and an early prepayment fee.

As of July 31, 2006, the Fund no longer held any investment in SOI.

Storage Canada, LLC

Storage Canada, LLC (“Storage Canada”), Omaha, NE, is a real estate company that owns and develops self-storage facilities throughout the U.S. and Canada.

On March 30, 2006, the Fund provided a $6 million loan commitment to Storage Canada on which Storage Canada immediately borrowed $1.3 million. The commitment expires after one year, but may be renewed with the consent of both parties. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of

March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Fund receives monthly principal payments. The Fund also receives a fee of 0.25% on the unused portion of the loan.

At July 31, 2006, the Fund’s investment in Storage Canada had an outstanding balance and cost basis of $1.3 million and was assigned a fair value of $1.3 million.

Timberland Machines & Irrigation, Inc.

Timberland Machines & Irrigation, Inc. (“Timberland”), Enfield, Connecticut, is a distributor of landscaping outdoor power equipment and irrigation products.

The Fund’s investment in Timberland consists of a $6 million senior subordinated loan, bearing annual interest at 17% over a five year term. The note has a $6 million principal face amount and was issued at a cost basis of $6 million. The loan’s cost basis was then discounted to reflect loan origination fees received. The Fund also owns 450 shares of common stock for a $4.5 million equity investment in Timberland. The Fund has an option to purchase an additional 150 shares of common stock at a price of $10,000 per share. The Fund has also extended to Timberland a $3.25 million junior revolving note. The junior revolving note bears interest at 12.5% per annum and matures on July 7, 2007.

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

Effective December 27, 2005, the Fund converted $286,200 of the Timberland junior revolving line of credit into 28.62 shares of common stock at a price of $10,000 per share. As a result, as of July 31, 2006 the Fund owned 478.62 common shares and the funded debt under the junior revolving line of credit was reduced from $3.25 million to approximately $2.96 million.

During the quarter ended, April 30, 2006, Timberland had repaid an additional $500,000 on the note leaving the total amount outstanding at approximately $2.46 million.

On July 1, 2006, the Fund reduced the interest rate on the mezzanine loan from 17% to 14.426%.

During the quarter ended, July 31, 2006, Timberland repaid an additional $500,000 and drew down $1.0 million on the note leaving the total amount outstanding at approximately $2.96 million.

At July 31, 2006, the Fund’s mezzanine loan had an outstanding balance of $6.53 million with a cost of $6.47 million. The mezzanine loan was assigned a fair value of $6.53 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Fund’s Valuation Committee. The junior revolving note was assigned a fair value of $2.96 million. The common stock had been assigned a fair value of $4.79 million. The warrant was assigned a fair value of $0.

Michael Tokarz, Chairman of the Fund, and Puneet Sanan, an employee of the Fund, serve as directors of Timberland.

Total Safety U.S., Inc.

Total Safety U.S., Inc. (“Total Safety”), Houston, Texas, is the leading provider of safety equipment and related services to the refining, petrochemical, and oil exploration and production industries.

The Fund purchased $6 million of loan assignments in Total Safety. The $5 million term loan A bears annual interest at LIBOR plus 4.5% and matures on December 31, 2010. The $1 million term loan B bears annual interest at LIBOR plus 8.5% and also matures on December 31, 2010. On June 30, 2006, the Fund received a quarterly principal payment for each loan totaling approximately $55,046.

At July 31, 2006, the loans had a combined outstanding balance and cost basis of $5.9 million. The loan assignments had a fair value of $5.9 million.

Turf Products, LLC

Turf Products, LLC (“Turf”), Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.

The Fund’s investment in Turf consists of senior subordinated loan, bearing interest at 15% per annum over a five year term. The note has a $7.5 million principal face amount and was issued at a cost basis of $7.5 million. The loan’s cost basis was then discounted to reflect loan origination fees received. The Fund also owns a membership interest from a $3.8 million equity investment in Turf. The Fund also has an option to purchase an additional 15% of the company.

At July 31, 2006, the Fund’s mezzanine loan had an outstanding balance of $7.68 million with a cost of $7.63 million. The loan was assigned a fair value of $7.68 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Fund’s Valuation Committee. The membership interest has been assigned a fair value of $3.8 million. The option was assigned a fair value of $0.

Michael Tokarz, Chairman of the Fund, and Puneet Sanan and Shivani Khurana, employees of the Fund, serve as directors of Turf.

Velocitius B.V.

Velocitius B.V. (“Velocitius”), a Netherlands based company, manages Germany based wind farms through operating subsidiaries.

On May 10, 2006, the Fund made an equity investment of approximately $66,290 in Velocitius.

At July 31, 2006, the equity investment had been assigned a fair value of $66,290.

Vendio Services, Inc.

Vendio Services, Inc. (“Vendio”), San Bruno, California, offers small businesses and entrepreneurs resources to build Internet sales channels by providing software solutions designed to help these merchants efficiently market, sell and distribute their products.

At October 31, 2005 and July 31, 2006, the Fund’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were assigned a fair value of $2.7 million, $0 for the common stock and $2.7 million for the Series A preferred stock. Bruce Shewmaker, an officer of the Fund, serves as a director of Vendio.

Vestal Manufacturing Enterprises, Inc.

Vestal Manufacturing Enterprises, Inc. (“Vestal”), Sweetwater, Tennessee, is a market leader for steel fabricated products to brick and masonry segments of the construction industry. Vestal manufactures and sells both cast iron and fabricated steel specialty products used in the construction of single-family homes.

The Fund’s investment in Vestal consists of 81,000 shares of common stock at a cost of $1.85 million and a loan of $900,000 to Vestal in the form of a senior subordinated promissory note. The loan has a maturity date of April 29, 2011 and earns interest at 12% per annum.

At October 31, 2005 and July 31, 2006, the senior subordinated promissory note had an outstanding balance, cost, and fair value of $900,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.85 million were assigned a fair value of $3.7 million. David Hadani and Ben Harris, employees of the Fund, serve as directors of Vestal.

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

During the nine month period ended July 31, 2006, the Fund reclassified dividend income received from Vitality totaling approximately $900,000 to return of capital. The reclassification occurred due to the determination that Vitality estimated that it will not have taxable earnings and profits for their fiscal year 2006. This reclassification to return of capital had no impact on the Fund’s net asset value.

At July 31, 2006, the investment in Vitality consisted of 500,000 shares of common stock at a cost of $5 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $9.88 million. The increase in the cost and fair value of the Series A convertible preferred stock is due to the capitalization of “payment in kind” dividends. These increases were approved by the Fund’s Valuation Committee. The common stock, Series A convertible preferred stock and warrants were assigned fair values of $8.5 million, $10.92 million and $1.1 million, respectively. David Hadani, an employee of the Fund, serves as a director of Vitality.

Yaga, Inc.

Yaga, Inc. (“Yaga”), San Francisco, California, provided a hosted application service provider (ASP) platform that is designed to address emerging revenue and payment infrastructure needs of online businesses. Yaga’s payment and accounting application supports micropayments, aggregated billing and stored value accounts while also managing royalty/affiliate accounting and split payments.

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

At July 31, 2006, the Fund no longer held any investment in Yaga.

Liquidity and Capital Resources

At July 31, 2006, the Fund had investments in portfolio companies totaling $212.2 million. Also, at July 31, 2006, the Fund had investments in short-term securities totaling approximately $79.2 million and cash investments totaling approximately $10.5 million. The Fund considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.

During the nine month period ended July 31, 2006, the Fund made twelve new investments, committing capital totaling approximately $91.9 million. The investments were made in Turf, SOI, Henry, BM Auto, Storage Canada, Phoenix, Harmony Pharmacy, Total Safety, PreVisor, Marine, BP, and Velocitius. The amounts invested were $11.6 million, $5.0 million, $5.0 million, $15.0 million, $6.0 million, $8.0 million, $200,000, $6.0 million, $6.0 million, $14.0 million, $15.0 million, and $66,290, respectively.

The Fund also made six follow-on investments in existing portfolio companies committing capital totaling approximately $9.5 million. During the nine month period ended July 31, 2006, the Fund invested approximately $879,000 in Dakota by purchasing an additional 172,104 shares of common stock at an average price of $5.11 per share. On December 22, 2005, the Fund extended to Baltic a $1.8 million revolving bridge note. Baltic immediately drew down $1.5 million from the note. On January 12, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on January 31, 2006 and has been removed from the Fund’s books. On January 12, 2006, the Fund extended to SGDA a $300,000 bridge loan. On March 28, 2006, the Fund extended to Baltic a $2.0 million revolving bridge note. Baltic immediately drew down $2.0 million from the note. On April 5, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on April 30, 2006 and has been removed from the Fund’s books. On April 6, 2006, the Fund invested an additional $2.0 million into SGDA in the form of a preferred equity interest. On April 25, 2006, the Fund purchased an additional common equity interest in SGDA for $20,000. On June 30, 2006, the Fund invested in Amersham Corporation $2.5 million in the form of a second lien loan. Current balance sheet resources, which include the additional cash resources from the Credit Facility II, are believed to be sufficient to finance the Fund’s current commitments. Current commitments include:

Commitments to/for Portfolio Companies:

Open Commitments of MVC Capital, Inc.
	Amount	Balance Outstanding
Portfolio Company	Committed	at July 31, 2006

Octagon	$5.0 million	—
SGDA	$1.6 million	$1.6 million
Timberland	$3.25 million	$2.96 million
Storage Canada	$6.0 million	$1.34 million
Marine	$2.0 million	—

On May 7, 2004, the Fund provided a $5,000,000 senior secured credit facility to Octagon. This credit facility expires on May 6, 2007 and can be automatically extended until May 6, 2009. The credit facility bears annual interest at LIBOR plus 4%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 1, 2006, Octagon drew $250,000 from the credit facility. The credit facility was repaid in full including, all accrued interest on February 23, 2006. As of July 31, 2006, no borrowings were outstanding.

During February 2005, the Fund made available to SGDA, a $1,308,300 revolving credit facility that bears annual interest at 7%. The credit facility expires on August 25, 2006. During fiscal year 2006, SGDA drew down $70,600 from the credit facility. On April 28, 2006, the Fund increased the availability under the revolving credit facility by $300,000. The balance of the Fund’s bridge loan to SDGA, which would have matured on April 30, 2006, was added to the revolving credit facility and the bridge loan was removed from the Fund’s books. As of July 31, 2006, the entire $1.6 million facility was drawn in full.

On July 8, 2005 the Fund extended Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2007. The Fund also receives a fee of 0.25% on the unused portion of the note. As of October 31, 2005, the total amount outstanding on the note was $3.25 million. On December 27, 2005, the Fund exchanged $286,200 of the Timberland junior revolving line of credit for 28.62 shares of common stock at a price of $10,000 per share. As a result, the Fund now owns 478.62 common shares and the funded debt under the junior revolving line of credit has been reduced from $3.25 million to approximately $2.96 million. On April 21, 2006, Timberland repaid $500,000 on the note. On May 18, 2006, Timberland repaid an additional $500,000 on the note. On July 10, 2006, Timberland drew down $1.0 million leaving the total amount on the note outstanding at July 31, 2006 approximately $2.96 million.

On June 30, 2005, the Fund pledged its common stock of Ohio to Guggenheim to collateralize a loan made by Guggenheim to Ohio.

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

On July 11, 2006, the Fund extended to Marine a $2.0 million secured revolving note. The note bears annual interest at LIBOR plus 1%. The Fund also receives a fee of 0.50% of the unused portion of the loan. There was no amount drawn on the revolving note as of July 31, 2006.

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

Commitments of the Fund:

On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20 million revolving credit facility (“Credit Facility I”) with LaSalle Bank National Association (the “Bank”). On July 20, 2005, the Fund amended Credit Facility I. The maximum aggregate loan amount under Credit Facility I was increased from $20 million to $30 million. Additionally, the maturity date was extended from October 31, 2005 to August 31, 2006. All other material terms of Credit Facility I remained unchanged. On January 27, 2006, the Fund borrowed $10 million under Credit Facility I. The $10 million borrowed under Credit Facility I was repaid in full by February 3, 2006. Borrowings under Credit Facility I bear interest, at the Fund’s option, at either a fixed rate equal to the LIBOR rate (for one, two, three or six months), plus 1.00% per annum, or at a floating rate equal to the Bank’s prime rate in effect from time to time, minus 1.00% per annum. As of July 31, 2006, there were no borrowings outstanding under Credit Facility I.

On February 16, 2005, the Fund entered into a sublease (the “Sublease”) for a larger space in the building in which the Fund’s current executive offices are located. The Sublease is scheduled to expire on February 28, 2007. Future payments under the Sublease total approximately $55,500 in fiscal year 2006 and $75,000 in fiscal year 2007. The Fund’s previous lease was terminated effective March 1, 2005, without penalty. The building in which the Fund’s executive offices are located, 287 Bowman Avenue, is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. See Note 7 “Management” for more information on Mr. Tokarz.

On April 27, 2006, the Fund and MVCFS, as co-borrowers entered into a new four-year, $100 million revolving credit facility (“Credit Facility II”) with Guggenheim as administrative agent to the lenders. On April 27, 2006, the Fund borrowed $45 million ($27.5 million drawn from the revolving credit facility and $17.5 million in term debt) under Credit Facility II. The $27.5 million drawn from the revolving credit facility was repaid in full on May 2, 2006. On July 28, 2006, the Fund borrowed $57.5 million ($45.0 million drawn from the revolving credit facility and $12.5 million in term debt) under Credit Facility II. As of July 31, 2006, there was $30.0 million in term debt and $45.0 million on the revolving credit facility outstanding. The proceeds from borrowings made under Credit Facility II are expected to be used to fund new and existing portfolio investments, pay fees and expenses related to the financing and for general corporate purposes. Credit Facility II will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility II will be due and payable. Borrowings under Credit Facility II will bear interest, at the Fund’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Fund paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured by, among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Fund.

The Fund enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Fund’s maximum exposure under these arrangements is unknown. However, the Fund has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On August 2, 2006, the Fund repaid the $45.0 million borrowed on the revolving credit facility under Credit Facility II.

On August 7, 2006, the Fund made a follow on equity investment in Harmony Pharmacy, investing $750,000 for 2 million shares of common stock. Harmony is an operator of pharmacy and healthcare centers primarily in airports in the United States.

On August 16, 2006, the Fund consummated a leveraged buyout of Summit Research Labs, Inc. (“Summit”) a Huguenot, NY based specialty chemical company that manufactures antiperspirant actives. The Fund’s investment in Summit consists of $11.2 million in equity and $5.0 million second lien loan. The second lien loan bears annual interest at 14% and matures August 15, 2012.

On August 25, 2006, Harmony Pharmacy repaid their $200,000 demand note in full including all accrued interest.

On August 25, 2006, SGDA’s revolving credit facility of approximately $1.6 million was added to the term loan with an outstanding balance of approximately $4.6 million. The total outstanding balance of the term loan is now approximately $6.2 million. The line of credit was removed from the Fund’s books as part of this transaction.

On August 31, 2006, the revolving credit facility with LaSalle Bank National Association, Credit Facility I, expired.

The Fund’s annual meeting of shareholders is scheduled to be held on September 7, 2006. At the meeting, shareholders will be asked to: (i) elect five nominees to serve as members of the board of directors; and (ii) approve the Proposed Agreement. A definitive proxy statement relating to the meeting was filed with the SEC on August 3, 2006.

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

Financial instruments that subjected the Fund to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 69.34% of the Fund’s total assets at July 31, 2006. As discussed in Note 5 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Fund’s fair value policies and procedures. The Fund’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Fund’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Fund’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts. In addition, the following risk factors relate to market risks impacting the Fund.

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

At July 31, 2006, approximately 69.34% of our total assets represented portfolio investments recorded at fair value. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we have an indication (based on an objective development) that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value, where appropriate. Without a readily ascertainable market value and because of the inherent uncertainty of fair valuations, fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

The war with Iraq, terrorist attacks, the Middle East crisis and other acts of violence or war may affect any market for our common stock, impact the businesses in which we invest and harm our operations and our profitability.

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

(b) There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended July 31, 2006, we issued a total of 5,462 shares of common stock under our Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The aggregate offering price for the shares of common stock sold under the Plan was approximately $62,240.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Exhibit

31	Rule 13a-14(a) Certifications.
32	Section 1350 Certification.

Other required Exhibits are included in this Form 10-Q or have been previously filed with the Securities and Exchange Commission (the “SEC”) in the Fund’s Registration Statements on Form N-2 (Reg. Nos. 333-119625 and 333-125953), the Fund’s Annual Report on Form 10-K for the year ended October 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2005 (File No. 814-00201) or the Fund’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006, as filed with the SEC on June 9, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

MVC Capital, Inc.

By:	/s/ Michael Tokarz
Michael Tokarz
In the capacity of the officer who performs the
functions of Principal Executive Officer.

Date: September 6, 2006

MVC Capital, Inc.

By:	/s/ Peter Seidenberg
Peter Seidenberg
In the capacity of the officer who performs the
functions of Principal Financial Officer.

Date: September 6, 2006