Form 10-K
period 2006-10-31
MVC CAPITAL, INC.
filed 2007-01-10
CIK 1099941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2006
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
None

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☑     No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑.

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Fund’s most recently completed fiscal second quarter: $76,500,125 computed on the basis of $12.29 per share, closing price of the common stock on the New York Stock Exchange (the “NYSE”) on April 30, 2006. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

There were 19,096,256 shares of the registrant’s common stock, $.01 par value, outstanding as of January 8, 2007.

DOCUMENT INCORPORATED BY REFERENCE:

Proxy Statement for the Fund’s Annual Meeting of Shareholders 2006, incorporated by reference in Part III, Items 10, 11, 12 and 14.

MVC Capital, Inc.

(A Delaware Corporation)

Part I

Factors That May Affect Future Results

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that involve substantial uncertainties and risks. The Fund’s future results may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. These factors are described in the “Risk Factors” section below. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers should also carefully review the risk factors described in the other documents the Fund files, or has filed, from time to time with the United States Securities and Exchange Commission (the “SEC”).

In this Annual Report on Form 10-K, unless otherwise indicated, “MVC Capital,” “we,” “us,” “our” or the “Fund” refer to MVC Capital, Inc. and its wholly-owned subsidiary company, MVC Financial Services, Inc. and “TTG Advisers” or the “Adviser” refers to The Tokarz Group Advisers LLC. Unless the context dictates otherwise, “we” also refers to TTG Advisers acting on behalf of MVC Capital.

Item 1.	Business

General

MVC Capital, Inc. is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). MVC Capital provides equity and debt investment capital to fund growth, acquisitions and recapitalizations of small and middle-market companies in a variety of industries primarily located in the United States. Our investments can take the form of common and preferred stock and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MVC.” During the fiscal year, MVC Capital was an internally managed investment company. Effective November 1, 2006, the Fund is externally managed by The Tokarz Group Advisers LLC (“TTG Advisers”) pursuant to an Investment Advisory and Management Agreement, dated October 31, 2006 (the “Advisory Agreement”).

Although the Fund has been in operation since 2000, the year 2003 marked a new beginning for the Fund. In February 2003, shareholders elected an entirely new board of directors. The board of directors developed a new long-term strategy for the Fund. In September 2003, upon the recommendation of the board of directors, shareholders voted to adopt a new investment objective for the Fund of seeking to maximize total return from capital appreciation and/or income. The Fund’s prior objective had been limited to seeking long-term capital appreciation from venture capital investments in the information technology industries. Consistent with our broader objective, we adopted a more flexible investment strategy of providing equity and debt financing to small and middle-market companies in a variety of industries. With the recommendation of the board of directors, shareholders also voted to appoint Michael Tokarz as Chairman and Portfolio Manager to lead the implementation of our new objective and strategy and to stabilize the existing portfolio. Prior to the arrival of Mr. Tokarz and his new management team in November 2003, the Fund had experienced significant valuation declines from investments made by the former management team. After three quarters of operations under the new management team, the Fund posted a profitable third quarter for fiscal 2004 reversing a trend of 12 consecutive quarters of net investment losses and earned a profit of approximately $18,000 for fiscal year 2004. The Fund has continued to be profitable in each of the last eight quarters since fiscal 2004 posting annual net operating income of $5.7 million and $3.9 million in fiscal years 2005 and 2006, respectively. Similarly, the change in net assets resulting from operations increased from $11.6 million at the end of fiscal 2004 to $26.3 million as of the end of fiscal 2005, and increasing to $47.3 million as of the end of fiscal 2006.

Fiscal year 2006, represented a very positive year for the Fund. The Fund made sixteen new investments and eight follow-on investments in fiscal 2006, which is an increase from six new investments and three follow-on investments in fiscal 2005 and seven new investments in fiscal 2004. The Fund committed a total of $166.3 million of capital in fiscal 2006, compared to $53.8 million and $60.7 million in fiscal 2005 and 2004, respectively. The fiscal 2006 new investments include: Turf Products, LLC (“Turf”), Strategic Outsourcing, Inc. (“SOI”), Henry Company (“Henry”), SIA BM Auto (“BM Auto”), Storage Canada, LLC (“Storage Canada”), Phoenix Coal

Corporation (“Phoenix”), Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”), Total Safety U.S., Inc. (“Total Safety”), PreVisor, Inc. (“PreVisor”), Marine Exhibition Corporation (“Marine”), BP, Velocitius B.V. (“Velocitius”), Summit Research Labs, Inc. (“Summit”), Octagon, auto MOTOL BENI (“BENI”), and Innovative Brands LLC (“Innovative Brands”). The fiscal 2006 follow-on investments include: Dakota, Baltic, SGDA, Amersham, Timberland, SP, Harmony, and Velocitius.

The fiscal 2005 investments include: JDC Lighting, LLC (“JDC”), SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”), SP Industries, Inc. (“SP”), BP Clothing, LLC (“BP”), Ohio Medical Corporation (“Ohio”), Amersham Corporation (“Amersham”), Timberland, Vestal, and Impact.

The fiscal 2004 investments include: Vestal Manufacturing Enterprises, Inc. (“Vestal”), Octagon Credit Investors, LLC (“Octagon”), Baltic Motors Corporation (“Baltic”), Dakota Growers Pasta Company, Inc. (“Dakota”), Impact Confections, Inc. (“Impact”), Timberland Machines & Irrigation, Inc. (“Timberland”), and Vitality Foodservice, Inc. (“Vitality”).

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

Our portfolio company investments currently consist of common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, and convertible securities. At October 31, 2006, the value of all investments in portfolio companies was approximately $275.9 million and our gross assets were approximately $347.0 million compared to the value of investments in portfolio companies of approximately $122.3 million and gross assets of approximately $201.4 million at October 31, 2005.

We expect that our investments in senior loans and subordinated debt will generally have stated terms of three to ten years. However, there are no constraints on the maturity or duration of any security in our portfolio. Our debt investments are not, and typically will not be, rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB−” by Standard & Poor’s). In addition, we may invest without limit in debt of any rating, including debt that has not been rated by any nationally recognized statistical rating organization.

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

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments or held in cash in an interest bearing account. As of October 31, 2006, the Fund’s investments in short-term securities, cash equivalents and cash were valued at $66.2 million.

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

The Fund has been “internally managed,” i.e., has had no investment adviser from June 2002 through the end of the fiscal year ended October 31, 2006. Effective November 1, 2006, pursuant to the Advisory Agreement, the Fund is externally managed by TTG Advisers, which serves as the Fund’s investment adviser. The Advisory Agreement was unanimously approved by the independent directors on May 30, 2006 and by shareholders at the annual meeting of shareholders on September 7, 2006. TTG Advisers is a registered investment adviser that is controlled by Mr. Tokarz. All of the individuals (including the Fund’s investment professionals) that had been employed by the Fund as of the fiscal year ended October 31, 2006 are now employed by TTG Advisers and are expected to continue to provide services to the Fund. It is currently anticipated that the Fund’s investment strategy and selection process will remain the same under the externalized management structure. Accordingly, the section below entitled “Our Investment Strategy” is currently expected to remain applicable to the Fund under external management.

All but one of the independent members of the current board of directors were first elected at the February 28, 2003 Annual Meeting of the shareholders, replacing the previous board of directors in its entirety. The new board of directors then worked on developing a new long-term strategy for the Fund. Then, in September 2003, upon the recommendation of the board of directors, shareholders voted to adopt our new investment objective. With the recommendation of the board of directors, shareholders also voted to appoint Mr. Tokarz as Chairman and Portfolio Manager to lead the implementation of our new objective and strategy and to stabilize the existing portfolio. Mr. Tokarz and his team managed the Fund under an internal structure through October 31, 2006. On September 7, 2006, the shareholders of the Fund approved the Advisory Agreement (with over 92% of the votes cast on the agreement voting in its favor) that provided for the Fund to be externally managed by TTG Advisers. The agreement took effect on November 1, 2006. TTG Advisers is a registered investment adviser that is controlled by Mr. Tokarz. All of the individuals (including the Fund’s investment professionals) that had been previously employed by the Fund as of the fiscal year ended October 31, 2006 are now employed by TTG Advisers and are expected to continue to provide services to the Fund.

Our principal executive office is located at 287 Bowman Avenue, Purchase, New York 10577 and our telephone number is (914) 701-0310. Our website is http://www.mvccapital.com. Copies of the Fund’s annual regulatory filings on Form 10-K, quarterly regulatory filings on Form 10-Q, Form 8-K, other regulatory filings, code of ethics, audit committee charter, compensation committee charter, nominating and corporate governance committee charter, corporate governance guidelines, and privacy policy may be obtained from our website, free of charge.

Our Investment Strategy

On November 6, 2003, Mr. Tokarz assumed his current positions as Chairman and Portfolio Manager. We seek to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries. The investments can include common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. During the fiscal year ended October 31, 2006, the Fund made sixteen new investments and eight follow-on investments, committing a total of $166.3 million of capital to these investments.

Prior to the adoption of our current investment objective, the Fund’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Fund’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2006, 2.42% of our assets consisted of investments made by the Fund’s former management team pursuant to the prior investment objective. We are, however, seeking to manage these legacy investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

We participate in the private equity business generally by providing negotiated equity and/or long-term debt investment capital. Our financing is generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases, and/or bridge financings. We may or may not be a lead investor in such transactions and may also provide equity and debt financing to companies led by private equity firms. We generally invest in private companies, though, from time to time, we may invest in small public companies that may lack adequate access to public capital. We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s). In fact, during 2006, we established MVC Partners, LLC for this purpose. Additionally, we may also acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds.

At October 31, 2006, October 31, 2005 and October 31, 2004, the fair value of the invested portion (excluding cash and short-term securities) of our net assets consisted of the following:

	Fair Value as a Percentage of Our Net Assets
	As of	As of	As of
	October 31,	October 31,	October 31,
Type of Investment	2006	2005	2004

Senior/Subordinated Loans and credit facilities	55.98%	28.81%	23.80%
Common Stock	39.40%	23.10%	26.54%
Warrants	0.46%	0.89%	0.48%
Preferred Stock	13.79%	7.96%	16.64%
Other Equity Investments	6.77%	0.78%	0.48%
Other Rights	0.00%	0.00%	0.00%

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments or held in cash in an interest bearing account. As of October 31, 2006, these investments were valued at approximately $66.2 million or 27.94% of net assets.

The current portfolio has investments in a variety of industries including food and food service, value-added distribution, industrial manufacturing, financial services, consumer products, automotive dealerships, and information technology. The current portfolio also has investments in a variety of geographical areas including United States, Europe, and Asia.

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

Investment Criteria.  Prospective investments are evaluated by the investment team based upon criteria that may be modified from time to time. The criteria currently being used by management in determining whether to make an investment in a prospective portfolio company include, but are not limited to, management’s view of:

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

Investment Sourcing.  Mr. Tokarz and the other investment professionals have established an extensive network of investment referral relationships. Our network of relationships with investors, lenders and intermediaries includes:

•	private mezzanine and equity investors;

•	investment banks;

•	business brokers;

•	merger and acquisition advisors;

•	financial services companies; and

•	banks, law firms and accountants.

Allocation of Investment Opportunities.  In allocating investment opportunities, TTG Advisers adheres to the following policy, which was approved by the board of directors on October 31, 2006: (1) absent the consent of the board of directors, TTG Advisers will allocate to the Fund all investment opportunities in (i) mezzanine and debt securities or (ii) equity or other “non-debt” investments that are (a) expected to be equal to or less than the lesser of 10% of the Fund’s net assets or $25 million; and (b) issued by U.S. companies with less than $150 million in revenues; (2) notwithstanding Item 1 any private fund managed or co-managed by TTG Advisers and a person or entity not affiliated with TTG Advisers or MVC Partners, LLC, a subsidiary of the Fund (“MVC Partners”), is permitted to make an investment, without regard to the Fund, if such investment is sourced by a person or entity not affiliated with TTG Advisers and MVC Partners; and (3) notwithstanding Item 1, TTG Advisers shall not have an obligation to seek the consent of the board of directors nor be required to allocate to the Fund any equity investment where the investor would hold a majority of the outstanding “voting securities” (as defined by the 1940 Act) of the relevant company, provided that such investment is allocated, in its entirety, to MVC Partners.

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

Investment Structure.  Portfolio company investments typically will be negotiated directly with the prospective portfolio company or its affiliates. The investment professionals will structure the terms of a proposed investment, including the purchase price, the type of security to be purchased or financing to be provided and the future involvement of the Fund and affiliates in the portfolio company’s business (including potential representation on its board of directors). The investment professionals will seek to structure the terms of the investment as to provide for the capital needs of the portfolio company and at the same time seek to maximize the Fund’s total return.

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

Our senior, subordinated and mezzanine debt investments are tailored to the facts and circumstances of the deal. The specific structure is negotiated over a period of several weeks and is designed to seek to protect our rights and manage our risk in the transaction. We may structure the debt instrument to require restrictive affirmative and negative covenants, default penalties, lien protection, equity calls, take control provisions and board observation. Our debt investments are not, and typically will not be, rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade quality (rated lower than “Baa3” by Moody’s or lower than “BBB−” by Standard & Poor’s, commonly referred to as “junk bonds”).

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

Providing Management Assistance.  As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. In addition to the interest and dividends received from our investments, we often generate additional fee income for the structuring, diligence, transaction, administration, and management services and financial guarantees we provide to our portfolio companies through the Fund or our wholly-owned subsidiary MVCFS. In some cases, officers, directors and employees of the Fund or the Adviser may serve as members of the board of directors of portfolio companies. The Fund may provide guidance and management assistance to portfolio companies with respect to such matters as budgets, profit goals, business and financing strategy, management additions or replacements and plans for liquidity events for portfolio company investors such as a merger or initial public offering. MVCFS may also generate additional fee income for providing administrative and other management services to other entities, including private equity firms or other business development companies (as it currently does for Brantley Capital Corporation).

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

We follow established procedures for monitoring equity and loan investments. The investment professionals have developed a multi-dimensional flexible rating system for all of the Fund’s portfolio investments. These rating grids are updated regularly and reviewed by the Portfolio Manager, together with the investment team. Additionally, the Fund’s Valuation Committee (the “Valuation Committee”) meets at least quarterly, to review a written valuation memorandum for each portfolio company and to discuss business updates. Furthermore, the Fund’s Chief Compliance Officer administers the Fund’s compliance policies and procedures, specifically as they relate to the Fund’s investments in portfolio companies.

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

Employees

At October 31, 2006, Michael Tokarz served as Chairman & Portfolio Manager of the Fund and we employed 13 individuals, including investment and portfolio management professionals, operations professionals and administrative staff. Substantially all of these individuals are located in the Purchase, New York office. We believe that our relations with our employees are excellent. All of the individuals (including the Fund’s investment professionals) that had been employed by the Fund as of the fiscal year ended October 31, 2006 are now employed by TTG Advisers and are expected to continue to provide services to the Fund. The Fund no longer has any direct employees.

Operating Expenses

During the fiscal year ended October 31, 2006, the Fund bore the costs of obtaining office space, facilities, equipment, personnel and other administrative costs necessary to conduct the Fund’s business. The Fund also bears other costs relating to the Fund’s operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; NYSE fees; custodian fees; litigation costs; costs of disposing of investments including brokerage fees and commissions; and other extraordinary or nonrecurring expenses and other expenses properly payable by the Fund. For the year ended October 31, 2006, operating expenses including tax expense constituted 6.85% of average net assets.

Under the externalized structure, all investment professionals of TTG Advisers and its staff, when and to the extent engaged in providing services required to be provided by TTG Advisers under the Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by TTG Advisers and not by the Fund, except that costs or expenses relating to the following items are borne by the Fund: (i) the cost and expenses of any independent valuation firm; (ii) expenses incurred by TTG Advisers payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Fund and in monitoring the Fund’s investments and performing due diligence on its prospective portfolio companies, provided, however, the retention by TTG Advisers of any third party to perform such services shall require the advance approval of the board (which approval shall not be unreasonably withheld) if the fees for such services are expected to exceed $30,000; once the third party is approved, any expenditure to such third party will not require additional approval from the board; (iii) interest payable on debt and other direct borrowing costs, if any, incurred to finance the Fund’s investments or to maintain its tax status; (iv) offerings of the Fund’s common stock and other securities; (v) investment advisory and management fees; (vi) fees and payments due under any administration agreement between the Fund and its administrator; (vii) transfer agent and custodial fees; (viii) federal and state registration fees; (ix) all costs of registration and listing the Fund’s shares on any securities exchange; (x) federal, state and local taxes; (xi) independent directors’ fees and expenses; (xii) costs of preparing and filing reports or other documents required by governmental bodies (including the SEC); (xiii) costs of any reports, proxy statements or other notices to stockholders, including printing and mailing costs; (xiv) the cost of the Fund’s fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (xv) direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, independent auditors and outside legal costs; (xvi) the costs and expenses associated with the establishment of a special purpose vehicle; (xvii) the allocable portion of the cost (excluding office space) of the Fund’s Chief Financial Officer, Chief Compliance Officer and Secretary in an amount not to exceed $100,000, per year, in the aggregate; (xviii) subject to a cap of $150,000 in any fiscal year of the Fund, fifty percent of the unreimbursed travel and other related (e.g., meals) out-of-pocket expenses (subject to item (ii) above) incurred by TTG Advisers in sourcing investments for the Fund; provided that, if the investment is sourced for multiple clients of TTG Advisers, then the Fund shall only reimburse fifty percent of its allocable pro rata portion of such expenses; and (xix) all other expenses incurred by the Fund in connection with administering the Fund’s business (including travel and other out-of-pocket expenses (subject to item (ii) above) incurred in providing significant managerial assistance to a portfolio company).

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

The Fund calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.

At October 31, 2006, approximately 79.50% of our total assets represented portfolio investments recorded at fair value.

Initially, Fair Value Investments held by the Fund are valued at cost (absent the existence of circumstances warranting, in management’s and the Valuation Committee’s view, a different initial value). During the period that a Fair Value Investment is held by the Fund, its original cost may cease to represent an appropriate valuation, and other factors must be considered. No pre-determined formula can be applied to determine fair values. Rather, the Valuation Committee makes fair value assessments based upon the value at which the securities of the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties, other than in a forced or liquidation sale (“Fair Value”). The liquidity event whereby the Fund exits an investment is generally the sale, the merger, the recapitalization or, in some cases, the initial public offering of the portfolio company.

Valuation Methodology

There is no one methodology to determine Fair Value and, in fact, for any portfolio security, Fair Value may be expressed as a range of values, from which the Fund derives a single estimate of Fair Value. To determine the Fair Value of a portfolio security, the Valuation Committee analyzes the portfolio company’s financial results and projections, publicly traded comparables when available, precedent exit transactions in the market when available, as well as other factors. The Fund generally requires, where practicable, portfolio companies to provide annual audited and more regular unaudited financial statements, and/or annual projections for the upcoming fiscal year.

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

Equity Securities.  The Fund’s equity interests in portfolio companies for which there is no liquid public market are valued at Fair Value. The Valuation Committee’s analysis of fair value may include various factors, such as multiples of EBITDA, cash flow(s), net income, revenues or in limited instances book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Fund’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, or restructuring or related items.

The Valuation Committee may look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, or industry practices in determining Fair Value. The Valuation Committee may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. The determined Fair Values may be discounted to account for restrictions on resale and minority positions.

Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

Loans and Debt Securities.  For loans and debt securities, Fair Value generally approximates cost unless there is a reduced value or overall financial condition of the portfolio company or other factors indicate a lower Fair Value for the loan or debt security.

Generally, in arriving at a Fair Value for a debt security or a loan, the Valuation Committee focuses on the portfolio company’s ability to service and repay the debt and considers its underlying assets. With respect to a convertible debt security, the Valuation Committee also analyzes the excess of the value of the underlying security over the conversion price as if the security was converted when the conversion feature is “in the money” (appropriately discounted if restricted). If the security is not currently convertible, the use of an appropriate discount in valuing the underlying security is typically considered. If the value of the underlying security is less than the conversion price, the Valuation Committee focuses on the portfolio company’s ability to service and repay the debt.

When the Fund receives nominal cost warrants or free equity securities (“nominal cost equity”) with a debt security, the Fund allocates its cost basis in the investment between debt securities and nominal cost equity at the time of origination.

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

For loans, debt securities, and preferred securities with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference that generally becomes due at maturity, the Fund will not accrue payment-in-kind interest/dividends if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. However, the Fund may accrue payment-in-kind interest if the health of the portfolio company and the underlying securities are not in question. All payment-in-kind interest that has been added to the principal balance or capitalized is subject to ratification by the Valuation Committee.

Custodian

US Bank National Association is the primary custodian (the “Primary Custodian”) of the Fund’s portfolio securities. The principal business office of the Primary Custodian is 1555 North River Center Drive, Suite 302, Milwaukee, WI 53212.

Transfer Agent and Distribution Agent

The Fund employs Computershare Ltd. as its transfer agent to record transfers of the shares, maintain proxy records, process distributions and to act as agent for each participant in the Fund’s dividend reinvestment plan. The principal business office of such company is 250 Royall Street, Canton, Massachusetts 02021.

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

BUSINESS RISKS

Business risks are risks that are associated with general business conditions, the economy, and the operations of the Fund. Business risks are not risks associated with our specific investments or an offering of our securities.

We depend on key personnel of TTG Advisers, especially Mr. Tokarz, in seeking to achieve our investment objective.

We depend on the continued services of Mr. Tokarz and certain other key management personnel. If we were to lose access to any of these personnel, particularly Mr. Tokarz, it could negatively impact our operations and we could lose business opportunities. Upon the effectiveness of the Advisory Agreement, the Fund’s employment agreement with Mr. Tokarz was terminated. However, Mr. Tokarz has entered into an agreement with TTG Advisers pursuant to which he has agreed to serve as the Fund’s Portfolio Manager for the full twenty-four calendar months following November 1, 2006, absent the occurrence of certain extraordinary events. Furthermore, the Advisory Agreement may not be terminated by TTG Advisers during the initial two-year term of the Advisory Agreement. However, there is still a risk that Mr. Tokarz’s expertise may be unavailable to the Fund, which could significantly impact the Fund’s ability to achieve its investment objective.

Our investment adviser, TTG Advisers, is a newly-formed entity.

Our future success depends to a significant extent on the services of our investment adviser. We are dependent for the final selection, structuring, closing, and monitoring of our investment on the diligence and skill of our newly formed investment adviser. TTG Advisers identifies, evaluates, structures, monitors and disposes of our investments, and the services it provides significantly impact our results of operations. Because TTG Advisers is newly formed, it has a limited operating history and currently has limited equity capital. However, Mr. Tokarz and the Fund’s investment professionals that had been employed by the Fund as of the fiscal year ended October 31, 2006 are now employed by TTG Advisers and are expected to continue to provide services to the Fund.

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

At October 31, 2006, approximately 79.50% of our total assets represented portfolio investments recorded at fair value.

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

We have borrowed and may continue to borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

We have borrowed and may continue to borrow money (subject to the 1940 Act limits) in seeking to achieve our investment objective going forward. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, can increase the risks associated with investing in our securities.

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

Changes in interest rates may affect our cost of capital and net operating income.

Because we have borrowed and may continue to borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, may be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income. In periods of declining interest rates, we may have difficulty investing our borrowed capital into investments that offer an appropriate return. In periods of sharply rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We may utilize our short-term credit facilities as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with equity and long-term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

We may be unable to meet our covenant obligations under our credit facility which could adversely affect our business.

On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20 million revolving credit facility (“Credit Facility I”) with LaSalle Bank National Association (the “Bank”). On July 20, 2005, the Fund amended Credit Facility I. The maximum aggregate loan amount under Credit Facility I was increased from $20 million to $30 million. Additionally, the maturity date was extended from October 31, 2005 to August 31, 2006. Credit Facility I expired on August 31, 2006. On April 27, 2006, the Fund and MVCFS, as co-borrowers entered into a new four-year, $100 million revolving credit facility (“Credit Facility II”) with Guggenheim Corporate Funding, LLC “Guggenheim” as administrative agent to the lenders. On April 27, 2006, the Fund borrowed $45 million ($27.5 million drawn from the revolving credit facility and $17.5 million in term debt) under Credit Facility II. The $27.5 million drawn from the revolving credit facility was repaid in full on May 2, 2006. On July 28, 2006, the Fund borrowed $57.5 million ($45 million drawn from the revolving credit facility and $12.5 million in term debt) under Credit Facility II. On August 2, 2006, the Fund repaid the $45.0 million borrowed on the revolving credit facility portion of Credit Facility II. On August 31, 2006, the revolving credit facility with LaSalle Bank National Association, Credit Facility I, expired. The Credit Facility II contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated. In addition, if we require working capital greater than that provided by Credit Facility II, we may be required either to (i) seek to increase the availability under Credit Facility II or (ii) obtain other sources of financing. As of October 31, 2006, there was $50 million in term debt and $50 million on the revolving note outstanding under Credit Facility II.

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

A portion of our existing investment portfolio was not selected by the investment team of TTG Advisers.

As of October 31, 2006, 2.42% of the Fund’s assets are represented by investments made by the Fund’s former management team. These investments were made pursuant to the Fund’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these legacy investments remain in the Fund’s portfolio. We are managing them to try and realize maximum returns. Nevertheless, because they were not made in accordance with the Fund’s current investment strategy, their future performance may impact our ability to achieve our current objective.

Under the Advisory Agreement, TTG Advisers is entitled to compensation based on our portfolio’s performance. This arrangement may result in riskier or more speculative investments in an effort to maximize incentive compensation.

The way in which the compensation payable to TTG Advisers is determined may encourage the investment team to recommend riskier or more speculative investments and to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would adversely affect our shareholders, including investors in this offering. In addition, key criteria related to determining appropriate investments and investment strategies, including the preservation of capital, might be under-weighted if the investment team focuses exclusively or disproportionately on maximizing returns.

There are potential conflicts of interest that could impact our investment returns.

Our officers and directors, and members of the TTG Advisers investment team, may serve entities that operate in the same or similar lines of business as we do. Accordingly, they may have obligations to those entities, the fulfillment of which might not be in the best interests of us or our shareholders. It is possible that new investment opportunities that meet our investment objectives may come to the attention of one of the management team members or our officers or directors in his or her role as an officer or director of another entity or as an investment professional associated with that entity, and, if so, such opportunity might not be offered, or otherwise made available, to us.

Additionally, as an investment adviser, TTG Advisers has a fiduciary obligation to act in the best interests of its clients, including us. To that end, if TTG Advisers manages any additional investment vehicles or client accounts in the future, TTG Advisers will endeavor to allocate investment opportunities in a fair and equitable manner. If TTG Advisers chooses to establish another investment fund in the future, when the investment professionals of TTG Advisers identify an investment, they will have to choose which investment fund should make the investment. As a result, there may be times when the management team of TTG Advisers has interests that differ from those of our shareholders, giving rise to a conflict. In an effort to mitigate situations that give rise to such conflicts, TTG Advisers adheres to a policy (which was approved by our board) relating to allocation of investment opportunities, which generally requires, among other things, that TTG Advisers continue to offer the Fund investment opportunities in mezzanine and debt securities as well as non-control equity investments in small and middle market U.S. companies. For a further discussion of this allocation policy, please see “Our Investment Strategy — Allocation of Investment Opportunities” above.

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

Our ability to achieve our investment objectives can depend on our ability to sustain continued growth. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide competent, attentive and efficient services and our access to financing sources on acceptable terms. As we grow, TTG Advisers may need to hire, train, supervise and manage new employees. Failure to effectively manage our future growth could have a material adverse effect on our business, financial condition and results of operations.

INVESTMENT RISKS

Investment risks are risks associated with our determination to execute on our business objective. These risks are not risks associated with general business conditions or those relating to an offering of our securities.

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

Our investment strategy contemplates investments in mezzanine and other debt securities of privately held companies. “Mezzanine” investments typically are structured as subordinated loans (with or without warrants) that carry a fixed rate of interest. We may also make senior secured and other types of loans or debt investments. Our debt investments are not, and typically will not be, rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade quality (rated lower than “Baa3” by Moody’s or lower than “BBB−” by Standard & Poor’s, commonly referred to as “junk bonds”). Loans of below investment grade quality have predominantly speculative characteristics with respect to the borrower’s capacity to pay interest and repay principal. Our debt investments in portfolio companies may thus result in a high level of risk and volatility and/or loss of principal.

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

The SEC recently adopted Rules 2a-46 and 55a-1 under the 1940 Act, which together expand the foregoing definition of “eligible portfolio company.”

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

We and TTG Advisers maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. The code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on operations of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing to the SEC’s Public Reference Section, 100 F Street, NE, Washington, D.C. 20549. The code of ethics is also posted on our website at http://www.mvccapital.com.

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

The Fund does not own any real estate or other physical property. Its principal executive office (the “Principal Executive Office”) is located at 287 Bowman Avenue, Purchase, New York 10577, pursuant to a sublease which is scheduled to expire on February 28, 2007 (the “Sublease”). Effective November 1, 2006, the Fund subleased its principal executive office to TTG Advisers. Future payments under the Sublease for TTG Advisers total approximately $75,000 in fiscal year 2007. The Fund’s previous lease was terminated effective March 1, 2005, without penalty. The building in which the Fund’s executive offices are located, 287 Bowman Avenue, is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. See Note 4 “Management” for more information on Mr. Tokarz.

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

The annual meeting of shareholders was held on September 7, 2006, for which a Definitive Proxy Statement on Schedule 14A was filed with the SEC on August 3, 2006. At the meeting, the Board of Directors was re-elected in its entirety. In addition, shareholders voted on the proposal to approve the Advisory Agreement. 92% of shareholder votes cast on the Advisory Agreement voted to approve the Advisory Agreement. 7% of shareholder votes cast on the Advisory Agreement voted against the approval of the Advisory Agreement. 1% of shareholder votes cast abstained from voting on the proposal to approve the Advisory Agreement.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Fund’s shares of common stock began to trade on the NYSE on June 26, 2000, under the symbol “MVC.” The Fund had approximately 7,000 shareholders on December 1, 2006.

The following table reflects, for the periods indicated the high and low closing prices per share of the Fund’s common stock on the NYSE, by quarter.

Quarter Ended	High	Low

FISCAL YEAR 2006
10/31/06	$13.87	$12.61
07/31/06	$13.49	$11.98
04/30/06	$12.75	$11.66
01/31/06	$12.22	$10.50
FISCAL YEAR 2005
10/31/05	$12.22	$10.30
07/31/05	$11.34	$9.41
04/30/05	$9.50	$9.17
01/31/05	$9.55	$8.95

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

All of our shareholders who hold shares of common stock in their own name will automatically be enrolled in our dividend reinvestment plan (the “Plan”). All such shareholders will have any cash dividends and distributions automatically reinvested by Computershare (the “Plan Agent”), in additional shares of our common stock. Of course, any shareholder may elect to receive his or her dividends and distributions in cash. Currently, the Fund has a policy of seeking to pay quarterly dividends to shareholders. For any of our shares that are held by banks, brokers or other entities that hold our shares as nominees for individual shareholders, the Plan Agent will administer the Plan on the basis of the number of shares certified by any nominee as being registered for shareholders that have not elected to receive dividends and distributions in cash. To receive your dividends and distributions in cash, you must notify the Plan Agent.

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

For the Quarter Ended July 31, 2005

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

For the Quarter Ended October 31, 2005

On October 10, 2005, our board of directors declared a dividend of $.12 per share payable on October 31, 2005 to shareholders of record on October 21, 2005. The total distribution amounted to $2,290,387 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 1,904 shares of common stock from the Fund’s treasury to shareholders participating in the Plan.

For the Quarter Ended January 31, 2006

On December 20, 2005, the Fund’s board of directors declared a dividend of $.12 per share payable on January 31, 2006 to shareholders of record on December 30, 2005. The ex-dividend date was December 28, 2005. The total distribution amounted to $2,290,616 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 1,824 shares of common stock from the Fund’s treasury to shareholders participating in the Plan.

For the Quarter Ended April 30, 2006

On April 11, 2006, the Fund’s board of directors declared a dividend of $.12 per share payable on April 28, 2006 to shareholders of record on April 21, 2006. The ex-dividend date was April 19, 2006. The total distribution amounted to $2,290,835 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 1,734 shares of common stock from the Fund’s treasury to shareholders participating in the Plan.

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

For the Quarter Ended October 31, 2006

On October 13, 2006, the Fund’s board of directors declared a dividend of $.12 per share payable on October 31, 2006 to shareholders of record on October 24, 2006. The ex-dividend date was October 20, 2006. The total distribution amounted to $2,291,271 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 2,327 shares of common stock from the Fund’s treasury to shareholders participating in the Plan.

The Fund designated 7%* or a maximum amount of $621,193 of dividends declared and paid during the year ending October 31, 2006 from net operating income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate shareholders may be eligible for a dividend received deduction for certain ordinary income distributions paid by the Fund. The Fund designated 7%* or a maximum amount of $621,193 of dividends declared and paid during the year ending October 31, 2006 from net operating income as qualifying for the dividends received deduction. The information necessary to prepare and complete shareholder’s tax returns for the 2006 calendar year will be reported separately on form 1099-DIV, if applicable, in January 2007.

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

Financial information for the fiscal years ended October 31, 2006, 2005, 2004 and 2003 are derived from the consolidated financial statements, which have been audited by Ernst & Young LLP, the Fund’s current independent registered public accounting firm. The following selected financial data for the fiscal year ended October 31, 2002 are derived from the financial statements, which were audited by the Fund’s former independent public accountants. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 28 for more information.

Selected Consolidated Financial Data

	Year Ended October 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Operating Data:
Interest and related portfolio income:
Interest and dividend income	$13,909	$9,457	$2,996	$2,833	$3,740
Fee income	3,828	1,809	926	62	—
Other income	771	933	64	—	—

Total operating income	18,508	12,199	3,986	2,895	3,740
Expenses:
Employee	3,499	2,336	1,366	2,476	696
Incentive compensation (Note 5)	6,055	1,117	—	—	—
Administrative	3,420	3,021	2,891	8,911 (2)	2,573
Interest and other borrowing costs	1,594	31	2	—	—
Management fee	—	—	—	—	3,593

Total operating expenses	14,568	6,505	4,259	11,387	6,862

Litigation recovery of management fees (Note 12, 13)	—	—	370	—	—
Net operating income (loss) before taxes	3,940	5,694	97	(8,492)	(3,122)
Tax expense (benefit), net	159	(101)	79	—	—

Net operating income (loss)	3,781	5,795	18	(8,492)	(3,122)
Net realized and unrealized gains (losses):
Net realized gains (losses)	5,221	(3,295)	(37,795)	(4,220)	(33,469)
Net change in unrealized appreciation (depreciation)	38,334	23,768	49,382	(42,771)	(21,765)

Net realized and unrealized gains (losses) on investments	43,555	20,473	11,587	(46,991)	(55,234)

Net increase (decrease) in net assets resulting from operations	$47,336	$26,268	$11,605	$(55,483)	$(58,356)

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$2.48	$1.45	$0.91	$(3.42)	$(3.54)
Dividends per share	$0.48	$0.24	$0.12	$—	$0.04
Balance Sheet Data:
Portfolio at value	$275,892	$122,298	$78,520	$24,071	$54,194
Portfolio at cost	286,851	171,591	151,582	146,515	133,864
Total assets	347,047	201,379	126,577	137,880	196,511
Shareholders’ equity	236,993	198,707	115,567	137,008	195,386
Shareholders’ equity per share (net asset value)	$12.41	$10.41	$9.40	$8.48	$11.84
Common shares outstanding at period end	19,094	19,087	12,293	16,153	16,500
Other Data:
Number of Investments funded in period	24	9	7	5	10
Investments funded ($) in period	$166,300	$53,836	$60,710	$21,955	$26,577

	2006				2005				2004
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3(1)	Qtr 2	Qtr 1
	(In thousands except per share data)

Quarterly Data (Unaudited):
Total operating income	6,104	4,607	3,915	3,882	3,361	4,404	2,439	1,995	1,811	951	508	716
Net operating income (loss) before net realized and unrealized gains	1,723	1,072	156	830	1,612	2,480	821	882	665	281	(498)	(430)
Net increase (decrease) in net assets resulting from operations	15,866	8,046	11,117	12,307	8,933	10,310	4,360	2,665	3,274	4,922	1,104	2,305
Net increase (decrease) in net assets resulting from operations per share	0.83	0.42	0.58	0.65	0.46	0.58	0.23	0.18	0.27	0.41	0.09	0.14
Net asset value per share	12.41	11.70	11.40	10.94	10.41	10.06	9.64	9.41	9.40	9.25	8.85	8.76

(1)	Data for 2004 differs from that which was filed on Form 10-Q on September 9, 2004, due to a reclassification of investment income and related expenses which had previously been accrued for.

(2)	The administrative expenses for the year ended October 31, 2003 included approximately $4.0 million of proxy/litigation fees and expenses. These are non-recurring expenses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Fund is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act. The Fund’s investment objective is to seek to maximize total return from capital appreciation and/or income.

On November 6, 2003, Mr. Tokarz assumed his positions as Chairman and Portfolio Manager of the Fund. He and the Fund’s investment professionals (who, effective November 1, 2006, provide their services to the Fund through the Fund’s investment adviser, TTG Advisers) are seeking to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries.

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. In the year ended October 31, 2005, we made six new investments and three additional investments in existing portfolio companies, committing capital totaling $53.8 million. In the year ended October 31, 2006, we made sixteen new investments and eight additional investments in existing portfolio companies, committing capital totaling $166.3 million.

Prior to the adoption of our current investment objective, the Fund’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Fund’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2006, 2.42% of the current fair value of our assets consisted of portfolio investments made by the Fund’s former management team pursuant to the prior investment objective. We are, however, seeking to manage these legacy investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner or investment adviser to a private equity or other investment fund(s). In fact, during 2006, we established MVC Partners, LLC for this purpose. Additionally, we may also acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds.

Operating Income

For the Years Ended October 31, 2006, 2005 and 2004.  Total operating income was $18.5 million for the fiscal year ended October 31, 2006 and $12.2 million for the fiscal year ended October 31, 2005, an increase of $6.3 million. For fiscal year 2005, operating income increased $8.2 million over 2004 operating income of $4.0 million.

For the Year Ended October 31, 2006

Total operating income was $18.5 million for the year ended October 31, 2006. The increase in operating income over last year was primarily due to the increase in the number of investments that provide the Fund with current income. For the years ended October 31, 2006 and 2005, the Fund made 24 and 9 investments in portfolio companies, respectively. The main components of operating income were the interest and dividend income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Fund and MVCFS. During 2006, the Fund earned approximately $13.9 million in interest and dividend income from investments in portfolio companies. Of the $13.9 million recorded in interest/dividend income, approximately $2.2 million was payment in kind interest/dividends. The payment in kind interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. During the year ended October 31, 2006, the Fund reclassified dividend income received from Vitality totaling approximately $900,000 to return of capital. The reclassification occurred due to the determination that Vitality did not have sufficient taxable earnings and profits for their fiscal year 2006. This reclassification to return of capital had limited impact on the Fund’s net asset value. The Fund’s investments yielded rates from 7% to 17%. Also, the Fund earned approximately $2.3 million in interest income on its cash equivalents and short-term investments. The Fund received fee income and other income from portfolio companies and other entities totaling approximately $3.8 million and $771,405, respectively. Included in other income is flow through income from limited liability companies and cash received from the Mentor Graphics Corp. (“Mentor Graphics”) multi-year earnout.

For the Year Ended October 31, 2005

Total operating income was $12.2 million for the year ended October 31, 2005. The increase in operating income over 2004 was primarily due to the increase in the number of investments that provide the Fund with current income. The main components of investment income were the interest and dividend income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Fund and MVCFS. The Fund earned approximately $7.53 million in interest and dividend income from investments in portfolio companies. Of the $7.53 million recorded in interest/dividend income, approximately $1.37 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Fund’s yielding investments were paying interest to the Fund at various rates from 7% to 17%. Also, the Fund earned approximately $1.93 million in interest income on its cash equivalents and short-term investments. The Fund received fee income and other income from portfolio companies and other entities totaling approximately $1.81 million and $900,000 respectively. Included in other income is flow through income from limited liability companies, cash received from the Mentor Graphics multi-year earnout and a legal settlement of $473,968. See Note 12 “Legal Proceedings” for more information. Without the receipt of this settlement, other income earned for the year ended October 31, 2005, would have been $428,855.

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

Operating Expenses

For the Years Ended October 31, 2006, 2005 and 2004.  Operating expenses were $14.6 million for the fiscal year ended October 31, 2006 and $6.5 million for the fiscal year ended 2005, an increase of $8.1 million. For fiscal year ended October 31, 2005, operating expenses increased $2.2 million from $4.3 million for the fiscal year ended 2004.

For the Year Ended October 31, 2006

Operating expenses were $14.6 million or 6.78% of the Fund’s average net assets for the year ended October 31, 2006. Significant components of operating expenses for the year ended October 31, 2006, included an estimated provision for incentive compensation expense of approximately $6.1 million, salaries and benefits of approximately $3.5 million, interest and other borrowing costs of $1.6 million, legal fees of $685,396, facilities-related expenses of $603,328, and insurance premium expenses of $471,711,. The estimated provision for incentive compensation expense is a non-cash, not yet payable, provisional expense relating to Mr. Tokarz’s employment agreement with the Fund.

The $8.1 million increase in the Fund’s operating expenses for the year ended October 31, 2006 compared to the year ended October 31, 2005, was primarily due to: the $4.9 million increase in the provision for estimated incentive compensation; an increase in the number of employees needed to service the larger portfolio, which resulted in an increase of $1.2 million in salaries and benefits; and the Fund’s rent and other facility related expenses increased approximately $118,908 primarily due to the Fund’s procurement of larger office space to accommodate the Fund’s increased number of employees. See Note 10 “Commitments and Contingencies” for more information.

Finally, the increase of approximately $1.6 million compared to the year ended October 31, 2005 in the Fund’s interest expense and other borrowing costs was due to borrowings under the new Credit Facility II.

In February 2006, the Fund renewed its Directors & Officers/Professional Liability Insurance policies at an expense of approximately $459,000 which is amortized over the twelve month life of the policy. The prior policy premium was $517,000.

Pursuant to the terms of the Fund’s employment agreement with Mr. Tokarz, during the year ended October 31, 2006, the provision for estimated incentive compensation was increased by $6,055,024. The increase in the provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of six of the Fund’s portfolio investments: Baltic, Dakota, Ohio, Octagon, Turf, and Vitality, which are subject to the Fund’s employment agreement with Mr. Tokarz, by a total of $30,275,120. This reserve balance of $7,172,352 will remain unpaid until net capital gains are realized, if ever, by the Fund. Without this reserve for incentive compensation, operating expenses would have been approximately $8.51 million or 3.96% of average net assets when annualized as compared to 6.78% which is reported on the Consolidated Per Share Data and Ratios, for the year ended October 31, 2006. Pursuant to Mr. Tokarz’s employment agreement with the Fund, only after a realization event, may the incentive compensation be paid to him. Mr. Tokarz has determined to allocate a portion of his incentive compensation to certain employees of the Fund. During the years ended October 31, 2006 and October 31, 2005, Mr. Tokarz was paid no cash or other compensation. However, on October 2, 2006 and as discussed in “Realized Gains and Losses on Portfolio Securities,” the Fund realized a gain of $551,092 from the sale of a portion of the Fund’s LLC member interest in Octagon. This transaction triggered an incentive compensation payment obligation to Mr. Tokarz, which payment is not required to be made until the precise amount of the payment obligation is confirmed based on the Fund’s completed audited financials for the fiscal year 2006. Subject to confirmation following the audit, the payment obligation to Mr. Tokarz from this transaction is approximately $110,000 (which is expected to be paid during the first quarter of the Fund’s fiscal year 2007). Please see Note 5 “Incentive Compensation” for more information.

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

The increase in the Fund’s operating expenses in 2005 compared to 2004 was primarily due to an increase in employees needed to service the larger portfolio and work to continue to grow the Fund. Also, the Fund’s rent and other facility related expenses increased primarily due to the Fund’s procurement of larger office space to accommodate the Fund’s increased number of employees. See Note 10 “Commitments and Contingencies” for more information.

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

In February 2003, the former management of the Fund (“Former Management”) entered into new Directors & Officers/Professional Liability Insurance policies with total premiums of approximately $1.4 million. The cost was amortized over the life of the policy, through February 2004, at which time at new policy was entered into with a premium of approximately $719,000. For the year ended October 31, 2004, the Fund expensed $959,570 in insurance premiums.

During the year ended October 31, 2004, the Fund paid or accrued $810,848 in legal fees (compared to $1.5 million in 2003). Legal expenses included fees of $124,787 incurred while pursuing action against the Fund’s former advisor, meVC Advisers, Inc. (the “Former Adviser”) for the reimbursement of management fees which were alleged to be excessive. See Note 12 “Legal Proceedings” for more information. The Fund received $370,000 from the settlement of the legal action which was recorded as other income. After fees and expenses the cash received from the settlement was $245,213. Without the legal fees related to this litigation, the Fund would have paid or accrued $686,061 in legal fees. The legal expenses for the year ended October 31, 2004, were reflective of a decreased need for legal counsel due to the redefinition of the Fund’s direction by Management.

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

Realized Gains and Losses On Portfolio Securities

For the Years Ended October 31, 2006, 2005 and 2004.  Net realized gains for the year ended October 31, 2006 were $5.2 million and net realized losses for the year ended October 31, 2005 were $3.3 million, an increase of $8.5 million. Net realized losses for the year ended October 31, 2004 were $37.8 million which was $34.5 million more compared to fiscal year 2005.

For the Year Ended October 31, 2006

Net realized gains for the year ended October 31, 2006 were $5.2 million. The significant component of the Fund’s net realized gain for the year ended October 31, 2006 was primarily due to the gain on the sale of ProcessClaims Inc. (“Process Claims”), the escrow distribution from Sygate Technologies, Inc. (“Sygate”), and the sale of a portion of the Octagon equity interest, an investment made during Mr. Tokarz’s tenure as portfolio manager.

During the year ended October 31, 2006, the Fund sold its investment in ProcessClaims and realized a gain of approximately $5.5 million. The Fund was entitled to receive approximately $8.3 million in gross proceeds, of which approximately $400,000 or 5% of the proceeds will be deposited into a reserve account for one year. Due to the contingencies associated with the escrow, the Fund has not presently placed any value on the proceeds deposited in escrow and has therefore not factored such proceeds into the Fund’s increased NAV. The Fund received net proceeds of approximately $7.9 million.

On October 2, 2006, Octagon bought-back a total of 15% equity interest from non-service members. This resulted in a sale of a portion of the Fund’s LLC member interest to Octagon for proceeds of $1,020,018. The Fund realized a gain of $551,092 from this sale.

On October 17, 2006, the Fund received a $1.6 million escrow disbursement from the sale of Sygate on October 10, 2005. Due to the contingencies associated with the escrow, the Fund had not placed any value on the proceeds deposited in escrow. This resulted in an increase in NAV of $1.6 million.

The Fund received notification of the final dissolution of Yaga Inc. (“Yaga”). The Fund received no proceeds from the dissolution of this company and the investment has been removed from the Fund’s books. The Fund realized a loss of $2.3 million as a result of this dissolution. The fair value of Yaga was previously written down to zero and therefore, the net effect of the removal of Yaga from the Fund’s books on the Fund’s consolidated statement of operations and NAV was zero.

On April 7, 2006, the Fund sold its investment in Lumeta Corporation (“Lumeta”) for its then carrying value of $200,000. The Fund realized a loss on Lumeta of approximately $200,000. However, the Valuation Committee previously decreased the fair value of the Fund’s investment in this company to $200,000 and as a result, the realized loss was offset by a reduction in unrealized losses. Therefore, the net effect of the Fund’s sale of its investment in Lumeta on the Fund’s consolidated statement of operations and NAV was zero.

The Fund also received a payout related to a former portfolio company, Annuncio, of approximately $70,000.

For the Year Ended October 31, 2005

Net realized losses for the year ended October 31, 2005 were $3.3 million. The significant components of the Fund’s net realized loss for the year ended October 31, 2005 were realized gains on the Fund’s investments in Sygate, Mentor Graphics and BlueStar Solutions, Inc. (“BlueStar”) which were offset by realized losses on CBCA, Inc. (“CBCA”), Phosistor Technologies, Inc. (“Phosistor”) and ShopEaze Systems, Inc. (“ShopEaze”).

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

Unrealized Appreciation and Depreciation of Portfolio Securities

For the Years Ended October 31, 2006, 2005 and 2004.  The Fund had a net change in unrealized appreciation on portfolio investments of $38.3 million for the year ended October 31, 2006. The Fund had a net change in unrealized appreciation on portfolio investments of $23.8 million and $49.4 million for the years ended October 31, 2005 and 2004, respectively.

For the Year Ended October 31, 2006

The Fund had a net change in unrealized appreciation on portfolio investments of $38.3 million for the year ended October 31, 2006. The change in unrealized appreciation on investment transactions for the year ended October 31, 2006 primarily resulted from the Valuation Committee’s decision to increase the fair value of the Fund’s investments in Baltic common stock by $11.6 million, Dakota common stock by approximately $2.6 million, Turf’s membership interest by approximately $2.0 million, Octagon’s membership interest by approximately $562,000, Ohio common stock by $9.2 million, ProcessClaims preferred stock by $4.8 million, Foliofn preferred stock by $5.0 million, Vendio Services, Inc. (“Vendio”) preferred stock by $700,000, and Vitality common stock and warrants by $3.5 million and $400,000, respectively. The Valuation Committee also decided to decrease the fair value of the Fund’s investment in Timberland common stock by $1.0 million. Other key components of the net change in unrealized appreciation were the $2.5 million depreciation reclassification from unrealized to realized caused by the removal of Yaga and Lumeta and the $4.8 million appreciation reclassification from the sale of ProcessClaims from the Fund’s books.

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

For the Year Ended October 31, 2004

Net change in unrealized appreciation for the year ended October 31, 2004 was $49.38 million. The net change in unrealized appreciation on investment transactions for the year ended October 31, 2004 resulted mainly from the $37.8 million reclassification from unrealized depreciation to realized loss caused by the sale or disbursement of assets from PTS Messaging, Ishoni, Synhrgy, BlueStar and DataPlay (See Realized Gains and Losses on Portfolio Securities). This net decrease also resulted from the determinations of the Valuation Committee to (i) increase the fair value of the Fund’s investments in 0-In Design Automation, Inc. (“0-In”) by $5 million, Sygate by $1.5 million, BlueStar by $1.5 million, Vendio by $634,000 and Integral Development Corp. (“Integral”) by $989,000 and (ii) decrease the fair value of the Fund’s investments in Actelis Networks, Inc. (“Actelis”) by $1,000,000, CBCA by $500,000, and Sonexis, Inc. (“Sonexis”) by $500,000.

The Fund also sold its investment in 0-In for 685,679 shares of Mentor Graphics in a tax-free exchange. Of these shares, 603,396 are freely tradable and valued daily at market price. As of October 31, 2004 these shares had an unrealized gain of approximately $3.0 million above the Fund’s cost basis in 0-In and $6.0 million above 0-In’s carrying value at October 31, 2003.

Portfolio Investments

For the Years Ended October 31, 2006 and 2005.  The cost of the portfolio investments held by the Fund at October 31, 2006 and at October 31, 2005 was $286.9 million and $171.6 million, respectively, an increase of $115.3 million. The aggregate fair value of portfolio investments at October 31, 2006 and at October 31, 2005 was $275.9 million and $122.3 million, respectively, an increase of $153.6 million. The cost and aggregated market value of short-term securities held by the Fund at October 31, 2006 and at October 31, 2005 was $0 and $51 million, respectively, a decrease of $51 million. The cost and aggregate market value of cash and cash equivalents held by the Fund at October 31, 2006 and at October 31, 2005 was $66.2 million and $26.3 million, respectively, an increase of approximately $39.9 million.

For the Year Ended October 31, 2006

During the year ended October 31, 2006, the Fund made sixteen new investments, committing capital totaling approximately $142.1 million. The investments were made in Turf ($11.6 million), SOI ($5.0 million), Henry ($5.0 million), BM Auto ($15.0 million), Storage Canada ($6.0 million), Phoenix ($8.0 million), Harmony ($200,000), Total Safety ($6.0 million), PreVisor ($6.0 million), Marine ($14.0 million), BP ($15.0 million), Velocitius ($66,290), Summit ($16.2 million), Octagon ($17.0 million), BENI ($2.0 million), and Innovative Brands ($15.0 million).

The Fund also made eight follow-on investments in existing portfolio companies committing capital totaling approximately $24.2 million. During the year ended October 31, 2006, the Fund invested approximately $879,000 in Dakota by purchasing an additional 172,104 shares of common stock at an average price of $5.11 per share. On December 22, 2005, the Fund made a follow-on investment in Baltic in the form of a $1.8 million revolving bridge note. Baltic immediately drew down $1.5 million from the note. On January 12, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on January 31, 2006 and has been removed from the Fund’s books. On January 12, 2006, the Fund provided SGDA a $300,000 bridge loan. On March 28, 2006, the Fund provided Baltic a $2.0 million revolving bridge note. Baltic immediately drew down $2.0 million from the note. On April 5, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on April 30, 2006 and has been removed from the Fund’s books. On April 6, 2006, the Fund invested an additional $2.0 million in SGDA in the form of a preferred equity security. On April 25, 2006, the Fund purchased an additional common equity security in SGDA for $23,000. On June 30, 2006, the Fund invested $2.5 million in Amersham in the form of a second lien loan. On August 4, 2006, the Fund invested $750,000 in Harmony in the form of common stock. On September 28, 2006, the Fund made another follow-on investment in Baltic in the form of a $1.0 million bridge loan and $2.0 million equity investment. On October 13, 2006, the Fund made a $10 million follow-on investment in SP. The $10 million was invested in the form of an additional $4.0 million in term loan B and $6.0 million in a mezzanine loan. On October 20, 2006, the Fund then assigned $5.0 million of SP’s $8.0 million term loan B to Citigroup Global Markets Realty Corp. On

October 24, 2006, the Fund invested an additional $3.0 million in SGDA in the form of a preferred equity security. On October 26, 2006, the Fund invested an additional $2.9 million in Velocitius in the form of common equity. The Fund also provided Velocitius a $260,000 revolving note on October 31, 2006. Velocitius immediately drew down $143,614 from the note.

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

Due to the dissolution of Yaga, one of the Fund’s legacy portfolio companies, the Fund realized losses on its investment in Yaga totaling $2.3 million during the year ended October 31, 2006. The Fund received no proceeds from the dissolution of Yaga and the Fund’s investment in Yaga has been removed from the Fund’s books. The Valuation Committee previously decreased the fair value of the Fund’s investment in Yaga to zero and as a result, the Fund’s realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the removal of Yaga from the Fund’s books on the Fund’s consolidated statement of operations and NAV at October 31, 2006, was zero.

On February 24, 2006, BP repaid its second lien loan from the Fund in full. The amount of the proceeds received from the prepayment was approximately $8.7 million. This amount included all outstanding principal, accrued interest, accrued monitoring fees and an early prepayment fee. The Fund recorded no gain or loss as a result of the repayment.

On April 7, 2006, the Fund sold its investment in Lumeta for its then carrying value of $200,000. The Fund realized a loss on Lumeta of approximately $200,000. However, the Valuation Committee previously decreased the fair value of the Fund’s investment in Lumeta to $200,000 and, as a result, the realized loss was offset by a reduction in unrealized losses. Therefore, the net effect of the Fund’s sale of its investment in Lumeta on the Fund’s consolidated statement of operations and NAV was zero.

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

On August 25, 2006, Harmony repaid their loan from the Fund in full. The amount of the proceeds received from the prepayment was $207,444. This amount included all outstanding principal and accrued interest. The Fund recorded no gain or loss as a result of the prepayment.

On August 25, 2006, SGDA’s revolving credit facility was added to the term loan, increasing the balance of the term loan by $1.6 million. The revolving credit facility was eliminated from the Fund’s books as a result of this refinancing.

Effective September 12, 2006, the Fund exchanged $409,091, of the $2.96 million outstanding, of the Timberland junior revolving line of credit into 40.91 shares of common stock at a price of $10,000 per share. Effective September 22, 2006, the Fund exchanged $225,000, of the $2.55 million outstanding, of the Timberland junior revolving line of credit into 22.5 shares of common stock at a price of $10,000 per share. On September 22, 2006, Timberland drew down $500,000 from the junior revolving line of credit. As a result of these transactions, as of October 31, 2006, the Fund owned 542.03 common shares of Timberland and the funded debt under the junior revolving line of credit was reduced from $2.96 million to approximately $2.83 million.

On October 2, 2006, Octagon bought-back a total of 15% equity interest from non-service members. This resulted in a sale of a portion of the Fund’s LLC member interest to Octagon for proceeds of $1,020,018. The Fund realized a gain of $551,092 from this sale.

On October 2, 2006, Octagon repaid their loan and revolving credit facility from the Fund in full. The amount of the proceeds received from the prepayment of the loan was approximately $5.4 million. This amount included all outstanding principal, accrued interest, and an unused fee on the revolving credit facility. The Fund recorded a gain as a result of these prepayments of approximately $429,000 from the acceleration of amortization of original issue discount.

On October 20, 2006, the Fund assigned $5.0 million of SP’s $8.0 million term loan B to Citigroup Global Markets Realty Corp.

On October 30, 2006, JDC repaid $160,116 of principal on the senior subordinated debt.

During the year ended October 31, 2006, the Valuation Committee increased the fair value of the Fund’s investments in Baltic common stock by $11.6 million, Dakota common stock by approximately $2.6 million, Turf’s membership interest by $2.0 million, Octagon’s membership interest by approximately $562,000, Ohio common stock by $9.2 million, Foliofn preferred stock by $5.0 million, Vendio preferred stock by $700,000, ProcessClaims preferred stock by $4.8 million and Vitality common stock and warrants by $3.5 million and $400,000, respectively. In addition, increases recorded to the cost basis and fair value of the loans to Amersham, BP, Impact, JDC, Phoenix, SP, Timberland, Turf, Marine, Summit and the Vitality and Marine preferred stock were due to the receipt of payment in kind interest/dividends totaling approximately $2.2 million. Also during the year ended October 31, 2006, the undistributed allocation of flow through income from the Fund’s equity investment in Octagon increased the cost basis and fair value of the Fund’s investment by approximately $279,000. During the year ended October 31, 2006, the Valuation Committee also decreased the fair value of the Fund’s equity investment in Timberland by $1 million. The increase in fair value from payment in kind interest/dividends and flow through income has been approved by the Fund’s Valuation Committee.

At October 31, 2006, the fair value of all portfolio investments, exclusive of short-term securities, was $275.9 million with a cost basis of $286.9 million. At October 31, 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $122.3 million with a cost basis of $171.6 million.

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

Portfolio Companies

During the year ended October 31, 2006, the Fund had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a legacy investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2005 and October 31, 2006, the Fund’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been assigned a fair value of $0.

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

On June 30, 2006, the Fund made an additional investment in Amersham consisting of an additional $2.5 million note bearing annual interest at 16% from June 30, 2006 to June 30, 2008. The interest rate then steps down to 14% for the period July 1, 2008 to June 30, 2010, steps down to 13% for the period July 1, 2010 to June 30, 2012 and steps down again to 12% for the period July 1, 2012 to June 30, 2013. The note has a maturity date of June 30, 2013. The note has a principal face amount and cost basis of $2.6 million. The increase in the outstanding balance, cost and fair value of the loan, is due to the capitalization of “payment in kind” interest. These increases were approved by the Fund’s Valuation Committee.

At October 31, 2006, the notes had a combined outstanding balance, cost and fair value of $5.1 million.

Auto MOTOL BENI

Auto MOTOL BENI (“BENI”), consists of two leased Ford sales and service dealerships located in the western side of Prague, in the Czech Republic.

On October 10, 2006 the Fund made an investment in BENI by purchasing 200 shares of common stock at a cost of $2.0 million.

At October 31, 2006, the Fund’s investment in BENI was assigned a cost and fair value of $2.0 million.

Christopher Sullivan, a representative of the Fund, serves as a director for BENI.

Baltic Motors Corporation

Baltic Motors Corporation (“Baltic”), Purchase, New York, is a U.S. company focused on the importation and sale of Ford and Land Rover vehicles and parts throughout Latvia, a member of the European Union.

At October 31, 2005, the Fund’s investment in Baltic consisted of 54,947 shares of common stock at a cost of $6.0 million and a mezzanine loan with a cost basis of $4.5 million. The loan has a maturity date of June 24, 2007 and earns interest at 10% per annum.

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

On September 28, 2006, the Fund purchased an additional 5,737 shares of common stock at a cost of $2.0 million. The Fund also extended to Baltic a $1.0 million bridge loan. The loan bears annual interest at 12% with a maturity date of December 27, 2006.

During the year ended October 31, 2006, the Valuation Committee increased the fair value of the Fund’s equity investment in Baltic by $11.6 million. The fair value of the Fund’s equity investment at October 31, 2006 was $21.2 million.

At October 31, 2006, the Fund’s investment in Baltic was assigned a fair value of $26.7 million. Michael Tokarz, Chairman of the Fund, and Christopher Sullivan, a representative of the Fund, serve as directors for Baltic.

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

On July 19, 2006, the Fund extended to BP a subsequent $10 million second lien loan bearing annual interest at 14%. The loan has a $10.0 million principal face amount and was issued at a cost basis of $10.0 million. The loan’s cost basis was subsequently discounted to reflect loan origination fees received. The maturity date of the loan is July 18, 2012. The principal balance is due upon maturity.

On July 20, 2006, the Fund purchased at a discount $5 million in loan assignments in BP. The $3 million term loan A bears annual interest at LIBOR plus 4.25% or Prime Rate plus 3.25%. The $2 million term loan B bears annual interest at LIBOR plus 6.40% or Prime Rate plus 5.40%. The interest rate option on the loan assignments is at the borrower’s discretion. Both loans mature on July 18, 2011.

On September 29, 2006, the Fund received a quarterly principal payment for term loan A of $90,000. The increase in the outstanding balance, cost and fair value of the loans is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Fund’s Valuation Committee.

At October 31, 2006, the loans had a combined outstanding balance and cost basis of $14.7 million. The loan and loan assignments had a combined fair value of $14.9 million.

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

During the year ended October 31, 2006, the Fund purchased an additional 172,104 shares of common stock at an average price of $5.11 per share or approximately $879,000.

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

Effective October 31, 2006, the Valuation Committee increased the fair value of the investment by approximately $1.5 million.

At October 31, 2006, the Fund’s investment in Dakota consisted of 1,081,195 shares of common stock with a cost of $5.9 million and assigned fair value of $9 million.

Michael Tokarz, Chairman of the Fund, serves as a director of Dakota.

DPHI, Inc. (formerly DataPlay, Inc.)

DPHI, Inc. (“DPHI”), Boulder, Colorado, a legacy investment, is trying to develop new ways of enabling consumers to record and play digital content.

At October 31, 2005 and October 31, 2006, the Fund’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been assigned a fair value of $0.

Endymion Systems, Inc.

Endymion Systems, Inc. (“Endymion”), Oakland, California, a legacy investment, is a single source supplier for strategic, web-enabled, end-to-end business solutions designed to help its customers leverage Internet technologies to drive growth and increase productivity.

At October 31, 2005 and October 31, 2006, the Fund’s investment in Endymion consisted of 7,156,760 shares of Series A preferred stock with a cost of $7.0 million. The investment has been assigned a fair value of $0.

Foliofn, Inc.

Foliofn, Inc. (“Foliofn”), Vienna, Virginia, a legacy investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2005 and October 31, 2006, the Fund’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million. During the year ended October 31, 2006, the Valuation Committee increased the fair value of the Fund’s equity investment in Foliofn by $5.0 million. The fair value of the Fund’s equity investment at October 31, 2006 was $5.0 million.

Bruce Shewmaker, an officer of the Fund, serves as a director of Foliofn.

Harmony Pharmacy & Health Center, Inc.

Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”), Purchase, NY, plans to operate pharmacy and healthcare centers primarily in airports in the United States.

The Fund invested $200,000 in Harmony Pharmacy in the form of a demand note. The note bears annual interest at 10% and is callable anytime at the Fund’s discretion.

On August 4, 2006 the Fund purchased 750,000 shares of common stock at a cost of $750,000.

On August 25, 2006, Harmony repaid its demand note in full. The amount of the proceeds received from the prepayment was $207,444.44. This amount included all outstanding principal and accrued interest. There was no gain or loss as a result of the prepayment.

At October 31, 2006, the Fund’s investment in Harmony consisted of 2 million shares of common stock with a cost of $750,000 and was assigned a fair value of $750,000.

Michael Tokarz, Chairman of the Fund, serves as a director of Harmony.

Henry Company

Henry Company (“Henry”), Huntington Park, California, is a manufacturer and distributor of building products and specialty chemicals.

In January 2006, The Fund purchased the $5 million in loan assignments in Henry Company. The $3 million term loan A bears annual interest at LIBOR plus 3.5% and matures on April 6, 2011. The $2 million term loan B bears annual interest at LIBOR plus 7.75% and also matures on April 6, 2011.

At October 31, 2006, the loans had a combined outstanding balance, cost basis, and fair value of $5.0 million.

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

At October 31, 2006, the Fund’s investment in Impact consisted of 252 shares of common stock at a cost of $2.7 million, the loan to Impact with an outstanding balance of $5.5 million and the secured promissory note with a balance of $325,000. The cost basis of the loan and promissory note at October 31, 2006 were approximately $5.39 million and $321,000 respectively. At October 31, 2006, the equity investment, loan and secured promissory note were assigned fair values of $2.7 million, $5.5 million and $325,000, respectively. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Fund’s Valuation Committee.

Puneet Sanan and Shivani Khurana, representatives of the Fund, serve as directors of Impact.

Innovative Brands, LLC

Innovative Brands, LLC (“Innovative Brands”), Phoenix, Arizona, is a consumer product company that manufactures and distributes personal care products.

The Fund purchased a $15 million loan assignment in Innovative Brands. The $15 million term loan bears annual interest at 11.125% and matures on September 25, 2011.

At October 31, 2006, the loan had an outstanding balance, cost basis, and was assigned a fair value of $15.0 million.

Integral Development Corporation

Integral Development Corporation (“Integral”), Mountain View, California, a legacy investment, is a developer of technology for financial institutions to expand, integrate and automate their capital markets businesses and operations.

At October 31, 2005, the Fund’s investment in Integral consisted of an outstanding balance on the loan of $1.12 million with a cost of $1.12 million. The investment had been assigned a fair value of $1.12 million.

During the year ended October 31, 2006, Integral prepaid its outstanding loan balance in full including all accrued interest. The Fund recorded no gain or loss as a result of the prepayment. Under the terms of the prepayment, the Fund returned its warrants to Integral for no consideration.

As of October 31, 2006, the Fund no longer held any investment in Integral.

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

On October 30, 2006, JDC repaid $160,116 of principal.

At October 31, 2006, the loan had an outstanding balance of $3.04 million with a cost of $2.99 million. The loan was assigned a fair value of $3.04 million. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Fund’s Valuation Committee.

Lumeta Corporation

Lumeta Corporation (“Lumeta”), Somerset, New Jersey, a legacy investment, is a developer of network management, security, and auditing solutions. The company provides businesses with an analysis of their network security that is designed to reveal the vulnerabilities and inefficiencies of their corporate intranets.

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

As of October 31, 2006, the Fund no longer held any investment in Lumeta.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a legacy investment, builds and operates satellite, internet, and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.

At October 31, 2005 and October 31, 2006, the Fund’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been assigned a fair value of $0.

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

At October 31, 2006, the Fund’s senior secured loan had an outstanding balance of $10.1 million with a cost of $9.9 million. The senior secured loan was assigned a fair value of $10.1 million. The secured revolving note was not drawn upon. The preferred stock had been assigned a fair value of $2.0 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Fund’s Valuation Committee.

Octagon Credit Investors, LLC

Octagon Credit Investors, LLC (“Octagon”), is a New York-based asset management company that manages leveraged loans and high yield bonds through collateralized debt obligations (“CDO”) funds.

The Fund’s initial investment in Octagon consisted of a $5,000,000 senior subordinated loan, bearing annual interest at 15% over a seven year term. The loan has a $5,000,000 principal face amount and was issued at a discounted cost basis of $4,450,000. The loan included detachable warrants with a cost basis of $550,000. The Fund also provided a $5,000,000 senior secured credit facility to Octagon. This credit facility expires on May 7, 2009 and bears annual interest at LIBOR plus 4%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. The Fund also made a $560,000 equity investment in Octagon which provides the Fund a membership interest in Octagon.

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

On October 2, 2006, Octagon repaid the loan and credit facility in full. The amount of the proceeds received from the prepayment was approximately $5.4 million. This amount included all outstanding principal, accrued interest, and unused fee on the credit facility. The Fund recorded a gain as a result of these prepayments of approximately $429,000 from the acceleration of amortization of original issue discount. After this repayment, the Fund extended a $5 million term loan, cost discounted for loan fees, and a $12 million revolving line of credit to Octagon. Octagon immediately drew down $3.75 million from the revolving line of credit. The Fund received two distributions from Octagon on October 2, 2006, a return of capital of $191,258 and a one time incentive fee of $100,411. Also on October 2, 2006, Octagon repurchased a portion of the LLC membership interest for approximately $1.02 million. The Fund realized a capital gain of approximately $550,000 from this sale.

On October 30, 2006, Octagon repaid $500,000 of the outstanding balance on the revolving line of credit.

At October 31, 2006, the term loan had an outstanding balance of $5 million with a cost of $4.9 million. The loan was assigned a fair value of $5.0 million. The revolving line of credit had an outstanding balance of $3.25 million with a cost and fair value of $3.25 million.

At October 31, 2006, the equity investment had a cost basis of approximately $900,000 and was assigned a fair value of $1.93 million.

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

During the year ended October 31, 2006, the Valuation Committee increased the fair value of the Fund’s equity investment in Ohio by $9.2 million from $17.0 million to approximately $26.2 million.

As of October 31, 2006, the cost basis and fair value of the Fund’s investment in Ohio was $17.0 million and $26.2 million, respectively.

Michael Tokarz, Chairman of the Fund, Peter Seidenberg, Chief Financial Officer of the Fund and David Hadani, a representative of the Fund, serve as directors of Ohio.

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

At October 31, 2006, the second lien loan had an outstanding balance of $7.1 million with a cost of $7.0 million. The loan was assigned a fair value of $7.1 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Fund’s Valuation Committee.

At October 31, 2006, the equity investment had a cost basis of approximately $1.0 million and was assigned a fair value of $1.0 million.

Bruce Shewmaker, an officer of the Fund, serves as a director of Phoenix.

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

As of October 31, 2006, the common stock had been assigned a fair value of $6.0 million.

ProcessClaims, Inc.

ProcessClaims, Inc. (“ProcessClaims”), a legacy investment, Manhattan Beach, California, provides web-based solutions and value added services that streamline the automobile insurance claims process for the insurance industry and its partners.

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

As of October 31, 2006, the Fund no longer held any investment in ProcessClaims.

SafeStone Technologies PLC

SafeStone Technologies PLC (“SafeStone”), Old Amersham, UK, a legacy investment, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.

At October 31, 2005 and October 31, 2006, the Fund’s investments in SafeStone consisted of 2,106,378 shares of Series A ordinary stock with a cost of $4.0 million. The investment has been assigned a fair value of $0 by the Fund’s Valuation Committee.

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

On August 25, 2006 the revolving credit facility was added to the term loan balance assuming the same terms as the term loan.

On October 24, 2006, the Fund invested an additional $3 million into SGDA in the form of preferred equity interest.

At October 31, 2006, the term loan had an outstanding balance of $6.2 million with a cost of $6 million. The term loan was assigned a fair value of $6 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. These increases were approved by the Fund’s Valuation Committee. The ownership interest in SGDA has been assigned a fair value of $338,551 which is its cost basis. The preferred stock has been assigned a fair value of $5.0 million.

Sonexis, Inc.

Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a legacy investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.

At October 31, 2005 and October 31, 2006, the Fund’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been assigned a fair value of $0.

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

At October 31, 2006, the Fund’s investment in BM Auto was assigned a fair value of $8 million.

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

On October 13, 2006 the Fund extended to SP $10 million in the form of an additional $4.0 million of term loan and an additional $6.0 million mezzanine loan. The interest rate and maturity date of the term loan was adjusted to LIBOR plus 8% and March 31, 2011. The interest rate of the mezzanine loan was adjusted to 16% with the maturity date remaining March 31, 2012.

On October 20, 2006 the Fund assigned $5.0 million of term loan to Citigroup Global Markets Realty.

At October 31, 2006, the mezzanine loan and the term loan had outstanding balances of $12.96 million and $3.06 million, respectively, with a cost basis of $12.65 million and $3.01 million, respectively. The mezzanine loan and term loan were assigned fair values of $12.96 million and $3.06 million, respectively. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Fund’s Valuation Committee.

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

As of October 31, 2006, the Fund no longer held any investment in SOI.

Storage Canada, LLC

Storage Canada, LLC (“Storage Canada”), Omaha, NE, is a real estate company that owns and develops self-storage facilities throughout the U.S. and Canada.

On March 30, 2006, the Fund provided a $6 million loan commitment to Storage Canada on which Storage Canada immediately borrowed $1.34 million. The commitment expires after one year, but may be renewed with the consent of both parties. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Fund receives monthly principal payments. The Fund also receives a fee of 0.25% on the unused portion of the loan.

On October 6, 2006, Storage Canada borrowed $619,000. The borrowing bears annual interest at 8.75% and has a maturity date of October 6, 2013.

At October 31, 2006, the Fund’s investment in Storage Canada had an outstanding balance of $1.94 million and a cost basis of $1.95 million and was assigned a fair value of $1.94 million.

Summit Research Labs, Inc.

Summit Research Labs, Inc. (“Summit”), Huguenot, NY, is a specialty chemical company that manufactures antiperspirant actives.

On August 16, 2006, the Fund extended to Summit a $5 million second lien loan bearing annual interest at 14%. The second lien loan has a $5.0 million principal face amount and was issued at a cost basis of $5.0 million. The loan’s cost basis was subsequently discounted to reflect loan origination fees received. The maturity date of the loan is August 15, 2012. The Fund also invested $11.2 million into Summit in the form of preferred stock, purchasing 800 shares.

At October 31, 2006, the Fund’s second lien loan had an outstanding balance of $5.04 million with a cost of $4.95 million. The second lien loan was assigned a fair value of $5.04 million. The preferred stock had been assigned a fair value of $11.2 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Fund’s Valuation Committee.

Michael Tokarz, Chairman of the Fund, and Puneet Sanan and Shivani Khurana, representatives of the Fund, serve as directors of Summit.

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

Timberland has a floor plan financing program administered by Transamerica Commercial Finance Corporation (“Transamerica”). As is typical in Timberland’s industry, under the terms of the dealer financing arrangement, Timberland guarantees the repurchase of product from Transamerica, if a dealer defaults on payment and the underlying assets are repossessed. The Fund has agreed to be a co-guarantor of this repurchase commitment, but its maximum potential exposure as a result of the guarantee is contractually limited to $0.5 million.

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

Effective September 12, 2006, the Fund converted $409,091 of the Timberland junior revolving line of credit into 40.91 shares of common stock at a price of $10,000 per share. Effective September 22, 2006, the Fund converted $225,000 of the Timberland junior revolving line of credit into 22.50 shares of common stock at a price of $10,000 per share. Timberland then borrowed $500,000 from the junior revolving line of credit. As a result of these transactions, as of October 31, 2006 the Fund owned 542.03 common shares and the funded debt under the junior revolving line of credit was reduced from $3.25 million to approximately $2.83 million.

During the year ended October 31, 2006, the Valuation Committee decreased the fair value of the Fund’s equity investment in Timberland by $1 million from $5.42 million to approximately $4.42 million.

At October 31, 2006, the Fund’s mezzanine loan had an outstanding balance of $6.61 million with a cost of $6.55 million. The mezzanine loan was assigned a fair value of $6.61 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Fund’s Valuation Committee. The junior revolving note was assigned a fair value of $2.83 million. The common stock was assigned a fair value of $4.42 million. The warrant was assigned a fair value of $0.

Michael Tokarz, Chairman of the Fund, and Puneet Sanan, a representative of the Fund, serve as directors of Timberland.

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

On June 30, 2006, the Fund received a quarterly principal payment for each loan totaling $55,046.

On September 29, 2006, the Fund received a quarterly principal payment for each loan totaling $55,046.

At October 31, 2006, the loans had a combined outstanding balance and cost basis of $5.9 million. The loan assignments were assigned a fair value of $5.9 million.

Turf Products, LLC

Turf Products, LLC (“Turf”), Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.

The Fund’s investment in Turf consists of senior subordinated loan, bearing interest at 15% per annum over a five year term. The note has a $7.5 million principal face amount and was issued at a cost basis of $7.5 million. The loan’s cost basis was then discounted to reflect loan origination fees received. The Fund also owns a membership interest from a $3.8 million equity investment in Turf. The Fund also has a warrant to purchase an additional 15% of the company.

During the year ended October 31, 2006, the Valuation Committee increased the fair value of the Fund’s equity investment in Turf by $2 million from $3.8 million to approximately $5.8 million.

At October 31, 2006, the Fund’s mezzanine loan had an outstanding balance of $7.68 million with a cost of $7.63 million. The loan was assigned a fair value of $7.68 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Fund’s Valuation Committee. The membership interest has been assigned a fair value of $5.8 million. The option was assigned a fair value of $0.

Michael Tokarz, Chairman of the Fund, and Puneet Sanan and Shivani Khurana, representatives of the Fund, serve as directors of Turf.

Velocitius B.V.

Velocitius B.V. (“Velocitius”), a Netherlands based company, manages Germany based wind farms through operating subsidiaries.

On May 10, 2006, the Fund made an equity investment of approximately $66,290 in Velocitius.

On October 26, 2006, the Fund made an additional equity investment of approximately $2.9 million.

On October 30, 2006, the Fund provided a $260,000 revolving line of credit to Velocitius on which Velocitius immediately borrowed approximately $143,614. The revolving line of credit expires on October 31, 2009. The note bears annual interest at 8%.

At October 31, 2006, the equity investment in Velocitius had a cost and was assigned a fair value of $2.97 million. The revolving line of credit had a cost and was assigned a fair value of $143,614.

Bruce Shewmaker, an officer of the Fund, serves as a director of Velocitius.

Vendio Services, Inc.

Vendio Services, Inc. (“Vendio”), San Bruno, California, a legacy investment, offers small businesses and entrepreneurs resources to build Internet sales channels by providing software solutions designed to help these merchants efficiently market, sell and distribute their products.

At October 31, 2005, the Fund’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were assigned a fair value of $2.7 million, $0 for the common stock and $2.7 million for the Series A preferred stock.

During the year ended October 31, 2006, the Valuation Committee increased the fair value of the Fund’s equity investment in Vendio by $700,000 from $2.7 million to $3.4 million.

At October 31, 2006, the Fund’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were assigned a fair value of $3.4 million, $0 for the common stock and $3.4 million for the Series A preferred stock.

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

On September 1, 2006, the Fund received a principal payment of approximately $100,000.

At October 31, 2006, the senior subordinated promissory note had an outstanding balance, cost, and fair value of $800,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.85 million were assigned a fair value of $3.7 million.

David Hadani and Ben Harris, representatives of the Fund, serve as directors of Vestal.

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

During the year ended October 31, 2006, the Fund reclassified dividend income received from Vitality totaling approximately $900,000 to return of capital. The reclassification occurred due to Vitality’s determination that it will not have taxable earnings and profits for their fiscal year 2006. This reclassification to return of capital had no impact on the Fund’s net asset value.

At October 31, 2006, the investment in Vitality consisted of 500,000 shares of common stock at a cost of $5 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $9.66 million. The increase in the cost and fair value of the Series A convertible preferred stock is due to the capitalization of “payment in kind” dividends. These increases were approved by the Fund’s Valuation Committee. The common stock, Series A convertible preferred stock and warrants were assigned fair values of $8.5 million, $11.05 million and $1.1 million, respectively.

David Hadani, a representative of the Fund, serves as a director of Vitality.

Yaga, Inc.

Yaga, Inc. (“Yaga”), San Francisco, California, a legacy investment, provided a hosted application service provider (ASP) platform that is designed to address emerging revenue and payment infrastructure needs of online businesses. Yaga’s payment and accounting application supports micropayments, aggregated billing and stored value accounts while also managing royalty/affiliate accounting and split payments.

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

At October 31, 2006, the Fund no longer held any investment in Yaga.

Liquidity and Capital Resources

At October 31, 2006, the Fund had investments in portfolio companies totaling $275.9 million. Also, at October 31, 2006, the Fund had investments in cash equivalents totaling approximately $66.2 million. The Fund considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.

During the year ended October 31, 2006, the Fund made sixteen new investments, committing capital totaling approximately $142.1 million. The investments were made in Turf, SOI, Henry, BM Auto, Storage Canada, Phoenix, Harmony Pharmacy, Inc., Total Safety, PreVisor, Marine, BP, Velocitius, Summit, Octagon, BENI, and Innovative Brands. The amounts invested were $11.6 million, $5.0 million, $5.0 million, $15.0 million, $6.0 million, $8.0 million, $200,000, $6.0 million, $6.0 million, $14.0 million, $15.0 million, $66,290, $16.2 million, $17.0 million, $2.0 million and $15.0 million, respectively.

The Fund also made eight follow-on investments in existing portfolio companies committing capital totaling approximately $24.2 million. During the year ended October 31, 2006, the Fund invested approximately $879,000 in Dakota by purchasing an additional 172,104 shares of common stock at an average price of $5.11 per share. On December 22, 2005, the Fund made a follow-on investment in Baltic in the form of a $1.8 million revolving bridge note. Baltic immediately drew down $1.5 million from the note. On January 12, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on January 31, 2006 and has been removed from the Fund’s books. On January 12, 2006, the Fund provided SGDA a $300,000 bridge loan. On March 28, 2006, the Fund provided Baltic a $2.0 million revolving bridge note. Baltic immediately drew down $2.0 million from the note. On April 5, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on April 30, 2006 and has been removed from the Fund’s books. On April 6, 2006, the Fund invested an additional $2.0 million in SGDA in the form of a preferred equity security. On April 25, 2006, the Fund purchased an additional common equity security in SGDA for $23,000. On June 30, 2006, the Fund invested $2.5 million in Amersham in the form of a second lien loan. On August 4, 2006, the Fund invested $750,000 in Harmony in the form of common stock. On September 28, 2006, the Fund made another follow-on investment in Baltic in the form of a $1.0 million bridge loan and $2.0 million equity investment. On October 13, 2006, the Fund made a $10 million follow-on investment in SP. The $10 million was invested in the form of an additional $4.0 million in term loan B and $6.0 million in a mezzanine loan. On October 20, 2006, the Fund then assigned $5.0 million of SP’s $8.0 million term loan B to Citigroup Global Markets Realty Corp. On October 24, 2006, the Fund invested an additional $3.0 million in SGDA in the form of a preferred equity security. On October 26, 2006, the Fund invested an additional $2.9 million in Velocitius in the form of common equity. The Fund also provided Velocitius a $260,000 revolving note on October 31, 2006. Velocitius immediately drew down $143,614 from the note.

Commitments to/for Portfolio Companies:

At October 31, 2006, the Fund’s commitments to portfolio companies consisted of the following:

Open Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at October 31, 2006

Marine	$2.0 million	—
Octagon	$12.0 million	$3.25 million
Storage Canada	$6.0 million	$1.95 million
Timberland	$3.25 million	$2.83 million
Velocitius	$260,000	$143,614

On May 7, 2004, the Fund provided a $5,000,000 senior secured credit facility to Octagon. This credit facility expires on May 6, 2007 and can be automatically extended until May 6, 2009. The credit facility bears annual interest at LIBOR plus 4%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 1, 2006, Octagon drew $250,000 from the credit facility. The credit facility was repaid in full including, all accrued interest on February 23, 2006. This credit facility was refinanced on October 12, 2006.

During February 2005, the Fund made available to SGDA, a $1,308,300 revolving credit facility that bears annual interest at 7%. The credit facility expired on August 25, 2006. During fiscal year 2006, SGDA drew down

$70,600 from the credit facility. On April 28, 2006, the Fund increased the availability under the revolving credit facility by $300,000. The balance of the Fund’s bridge loan to SDGA, which would have matured on April 30, 2006, was added to the revolving credit facility and the bridge loan was removed from the Fund’s books.

On June 30, 2005, the Fund pledged its common stock of Ohio to Guggenheim to collateralize a loan made by Guggenheim to Ohio.

On July 8, 2005 the Fund extended Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2007. The Fund also receives a fee of 0.25% on the unused portion of the note. As of October 31, 2005, the total amount outstanding on the note was $3.25 million. On December 27, 2005, the Fund exchanged $286,200 of the Timberland junior revolving line of credit for 28.62 shares of common stock at a price of $10,000 per share. As of January 31, 2006, the Fund owned 478.62 common shares and the funded debt under the junior revolving line of credit has been reduced from $3.25 million to approximately $2.96 million. On April 21, 2006, Timberland repaid $500,000 on the note. On May 18, 2006, Timberland repaid an additional $500,000 on the note. On July 10, 2006, Timberland drew down $1.0 million leaving the total amount on the note outstanding at July 31, 2006 approximately $2.96 million. On September 12, 2006, the Fund converted $409,091 of the Timberland junior revolving line of credit into 40.91 shares of common stock at a price of $10,000 per share. Effective September 22, 2006, the Fund converted $225,000 of the Timberland junior revolving line of credit into 22.50 shares of common stock at a price of $10,000 per share. Timberland then borrowed $500,000 from the junior revolving line of credit. As a result of these transactions, as of October 31, 2006 the Fund owned 542.03 common shares and the funded debt under the junior revolving line of credit was reduced from $3.25 million to approximately $2.83 million.

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

On March 30, 2006, the Fund provided a $6 million loan commitment to Storage Canada and the company immediately borrowed $1.34 million. The commitment expires after one year, but may be renewed with the consent of both parties. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Fund also receives a fee of 0.25% on the unused portion of the loan. On October 6, 2006, Storage Canada borrowed an additional $619,000. The borrowing bears annual interest at 8.75% and has a maturity date of October 6, 2013.

On July 11, 2006, the Fund extended to Marine a $2.0 million secured revolving note. The note bears annual interest at LIBOR plus 1%. The Fund also receives a fee of 0.50% of the unused portion of the loan. There was no amount drawn on the revolving note as of October 31, 2006.

On August 25, 2006, SGDA’s revolving credit facility was added to the term loan, increasing the balance of the term loan by $1.6 million. The revolving credit facility was eliminated from the Fund’s books as a result of this refinancing.

On October 12, 2006, the Fund provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On October 12, 2006, Octagon drew $3.75 million from the credit facility. Octagon repaid $500,000 of the credit facility on October 30, 2006. As of October 31, 2006, there was $3.25 million outstanding.

On October 30, 2006, the Fund provided a $260,000 revolving line of credit to Velocitius on which Velocitius immediately borrowed $143,614. The revolving line of credit expires on October 31, 2009. The note bears annual interest at 8%.

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

Commitments of the Fund:

On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20 million revolving credit facility (“Credit Facility I”) with LaSalle Bank National Association (the “Bank”). On July 20, 2005, the Fund amended Credit Facility I. The maximum aggregate loan amount under Credit Facility I was increased from $20 million to $30 million. Additionally, the maturity date was extended from October 31, 2005 to August 31, 2006. All other material terms of Credit Facility I remained unchanged. On January 27, 2006, the Fund borrowed $10 million under Credit Facility I. The $10 million borrowed under Credit Facility I was repaid in full by February 3, 2006. Borrowings under Credit Facility I bear interest, at the Fund’s option, at either a fixed rate equal to the LIBOR rate (for one, two, three or six months), plus 1.00% per annum, or at a floating rate equal to the Bank’s prime rate in effect from time to time, minus 1.00% per annum. Credit Facility I expired on August 31, 2006.

On February 16, 2005, the Fund entered into a sublease (the “Sublease”) for a larger space in the building in which the Fund’s current executive offices are located. Effective November 1, 2006, the Fund subleased its principal executive office to TTG Advisers. The Sublease is scheduled to expire on February 28, 2007. Future payments under the Sublease for TTG Advisers total approximately $75,000 in fiscal year 2007. The Fund’s previous lease was terminated effective March 1, 2005, without penalty. The building in which the Fund’s executive offices are located, 287 Bowman Avenue, is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. See Note 4 “Management” for more information on Mr. Tokarz.

On April 27, 2006, the Fund and MVCFS, as co-borrowers entered into a new four-year, $100 million revolving credit facility (“Credit Facility II”) with Guggenheim as administrative agent to the lenders. On April 27, 2006, the Fund borrowed $45 million ($27.5 million drawn from the revolving credit facility and $17.5 million in term debt) under Credit Facility II. The $27.5 million drawn from the revolving credit facility was repaid in full on May 2, 2006. On July 28, 2006, the Fund borrowed $57.5 million ($45.0 million drawn from the revolving credit facility and $12.5 million in term debt) under Credit Facility II. On August 2, 2006, the Fund repaid $45.0 million borrowed on the revolving credit facility. On August 31, 2006, the Fund borrowed $5.0 million in term debt under Credit Facility II. On October 27, 2006, the Fund borrowed $4.0 million from the revolving credit under Credit Facility II. On October 30, 2006, the Fund borrowed $61 million under Credit Facility II, $15 million in term debt and $46 million drawn from the revolving credit facility. As of October 31, 2006, there was $50.0 million in term debt and $50.0 million on the revolving credit facility outstanding. The proceeds from borrowings made under Credit Facility II are expected to be used to fund new and existing portfolio investments, pay fees and expenses related to the financing and for general corporate purposes. Credit Facility II will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility II will be due and payable. Borrowings under Credit Facility II will bear interest, at the Fund’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Fund paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Fund.

The Fund enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Fund’s maximum exposure under these arrangements is unknown. However, the Fund has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

Effective November 1, 2006, pursuant to the Advisory Agreement, the Fund is externally managed by TTG Advisers, which serves as the Fund’s investment adviser. Under the terms of the Advisory Agreement,

TTG Advisers will determine, consistent with the Fund’s investment strategy, the composition of the Fund’s portfolio, the nature and timing of the changes to the Fund’s portfolio and the manner of implementing such changes, identify, and negotiate the structure of the Fund’s investments (including performing due diligence on prospective portfolio companies), close and monitor the Fund’s investments, determine the securities and other assets purchased, retain or sell and oversee the administration, recordkeeping and compliance functions of the Fund and/or third parties performing such functions for the Fund. TTG Advisers’ services under the Advisory Agreement are not exclusive, and it may furnish similar services to other entities. Pursuant to the Advisory Agreement, the Fund is required to pay TTG Advisers a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The base management fee shall be 2.0% per annum of the Fund’s total assets excluding cash. The incentive fee will consist of two parts: (i) one part will be based on our pre-incentive fee net operating income; and (ii) the other part will be based on the capital gains realized on our portfolio of securities acquired after November 1, 2003. For a detailed description of the Advisory Agreement, please refer to the Definitive Proxy Statement on Schedule 14A (as filed with the SEC on August 3, 2006).

On November 1, 2006, Timberland borrowed $420,291 from the secured junior revolving note.

On November 2, 2006, the Fund repaid $54.5 million borrowed on the revolving credit facility under Credit Facility II.

On November 7, 2006, the Fund made an additional $100,000 equity investment into SGDA.

On November 7, 2006, the Fund repaid $5.5 million borrowed on the revolving credit facility under Credit Facility II.

On November 21, 2006, consistent with the contemplated spin-off identified in the Advisory Agreement (and which is depicted in the Registration Statement), the Fund formed MVC Partners, a private equity firm. On December 5, 2006, MVC Partners’ subsidiary, MVC Europe LLC, arrived at an agreement to co-own BPE Management Ltd. (“BPE”) with Parex Asset Management IPAS, a management investment company and subsidiary of the Parex Bank. BPE will pursue investments in businesses throughout the Baltic region.

In addition, on November 21, 2006, MVC Partners established its MVC Global LLC division, which pursues investments in foreign operating companies.

On November 22, 2006, the Fund invested $3.2 million in Westwood Chemical Corporation, a manufacturer of antiperspirant actives and water treatment chemicals, consisting of a $1.6 million bridge loan and $1.6 million in equity.

On November 27, 2006, the Fund increased the amount available to draw down on the Timberland secured junior revolving note from $3.25 million to $4.0 million. Timberland then borrowed $750,000 from the secured junior revolver.

On November 29, 2006, the Fund filed Post-Effective Amendment No. 2 to its Registration Statement on Form N-2 (the “Registration Statement”).

On December 6, 2006, the Fund borrowed $10.0 million on the revolving credit facility under Credit Facility II. The revolving credit facility now has a balance of $15.0 million and the term loan has a balance of $35.0 million.

On December 8, 2006, Total Safety repaid term loan A and term loan B in full including all accrued interest and fees. The total amount received in repayment for term loan A was $5,043,775 and for term loan B was $1,009,628.

On December 12, 2006, the Fund invested $10 million in Levlad Arbonne International LLC, a marketer of personal care products, in the form of a $10 million second lien loan. The loan bears annual interest of LIBOR plus 6.5% and the maturity date is December 19, 2013.

On December 13, 2006, the Fund made an investment in Total Safety by extending a $3.5 million second lien loan and a $1.0 million first lien loan. The second lien loan has an annual interest rate of LIBOR plus 6.5% and a maturity date of December 8, 2013. The first lien loan has an annual interest rate of LIBOR plus 3.0% and a maturity date of December 8, 2012.

On December 14, 2006, the Fund’s Board of Directors declared a $0.12 per share dividend for the first quarter of fiscal 2007. The Board of Directors also declared an additional cash dividend of $0.06 per share. The dividends are payable on January 5, 2007 to shareholders of record on December 28, 2006. The ex-dividend date is December 26, 2006.

On December 18, 2006, the Fund extended the maturity date on the $1 million Baltic bridge loan from December 22, 2006 to January 5, 2007. This note was then repaid in full on January 5, 2007, including principal and all accrued interest.

On December 22, 2006, the Fund invested $564,716 in Vitality in the form of common stock.

On January 3, 2007, the Fund borrowed $3.0 million on the revolving credit facility under Credit Facility II. The revolving credit facility now has a balance of $18.0 million and the term loan has a balance of $35.0 million.

On January 4, 2007, the Fund’s Valuation Committee determined to increase the fair values of the Fund’s investments in the following portfolio companies by an aggregate amount of approximately $20.8 million*: SIA BM Auto, Baltic Motors Corporation, Dakota Growers Pasta Company, Inc., Octagon Credit Investors, LLC, SGDA Sanierungsgesellschaft für Deponien und Altlasten mbH, Vendio Services, Inc., and Vitality Foodservice, Inc.

Subject to confirmation following the audit, the payment obligation to Mr. Tokarz resulting from the sale of a portion of the Fund’s LLC membership interest in Octagon is expected to be approximately $110,000 (which is expected to be paid during the first quarter of the Fund’s fiscal year 2007).

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

We generally acquire our investments directly from the issuer in privately negotiated transactions. Most of the investments in our portfolio (other than cash or cash equivalents) are typically subject to restrictions on resale or

*  Unaudited.

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

At October 31, 2006, approximately 79.50% of our total assets represented portfolio investments recorded at fair value. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we have an indication (based on an objective development) that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value, where appropriate. Without a readily ascertainable market value and because of the inherent uncertainty of fair valuations, fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Our investment strategy contemplates investments in mezzanine and other debt securities of privately held companies. “Mezzanine” investments typically are structured as subordinated loans (with or without warrants) that carry a fixed rate of interest. We may also make senior secured and other types of loans or debt investments. Our debt investments are typically not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade quality (rated lower than “Baa3” by Moody’s or lower than “BBB−” by Standard & Poor’s, commonly referred to as “junk bonds”). Loans of below investment grade quality have predominantly speculative characteristics with respect to the borrower’s capacity to pay interest and repay principal. Our debt investments in portfolio companies may thus result in a high level of risk and volatility and/or loss of principal.

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

Changes in interest rates may affect our cost of capital and net operating income.

Because we have and may continue to borrow money to make investments, our net operating income before net realized and unrealized gains or losses, or net investment income, may be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net operating income. In periods of sharply rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We may utilize our short-term credit facilities as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with equity and long-term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

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

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	October 31,	October 31,
	2006	2005

ASSETS
Assets
Cash and cash equivalents	$66,217,123	$26,297,190
Short term investments at market value (cost $- and $51,026,902)	—	51,026,902
Investments at fair value (cost $286,850,759 and $171,591,242)
Non-control/Non-affiliated investments (cost $108,557,066 and $74,495,549)	71,848,976	33,685,925
Affiliate investments (cost $71,672,386 and $40,370,059)	75,248,140	32,385,810
Control investments (cost $106,621,307 and $56,725,634)	128,794,436	56,225,944

Total investments at fair value	275,891,552	122,297,679
Dividends, interest and fees receivable	1,617,511	902,498
Prepaid expenses	2,597,547	364,780
Prepaid taxes	—	98,374
Deferred tax	548,120	303,255
Deposits	120,000	—
Other assets	54,796	88,600

Total assets	$347,046,649	$201,379,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Revolving credit facility	$50,000,000	$—
Term loan	50,000,000	—
Provision for incentive compensation (Note 5)	7,172,352	1,117,328
Employee compensation and benefits	1,635,600	807,000
Other accrued expenses and liabilities	774,048	353,606
Professional fees	402,133	276,621
Consulting fees	70,999	3,117
Payable for investment purchased	—	79,708
Taxes payable	33,455	—
Directors’ fees	(35,312)	2,898

Total liabilities	110,053,275	2,640,278

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 19,093,929 and 19,086,566 shares outstanding, respectively	231,459	231,459
Additional paid-in-capital	353,479,871	358,571,795
Accumulated earnings	22,026,261	13,528,526
Dividends paid to stockholders	(21,592,946)	(12,429,181)
Accumulated net realized loss	(73,016,601)	(78,633,248)
Net unrealized depreciation	(10,959,207)	(49,293,563)
Treasury stock, at cost, 4,052,019 and 4,059,382 shares held, respectively	(33,175,463)	(33,236,788)

Total shareholders’ equity	236,993,374	198,739,000

Total liabilities and shareholders’ equity	$347,046,649	$201,379,278

Net asset value per share	$12.41	$10.41

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
October 31, 2006

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments — 30.32%(a, c, g, f)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares)(d)		$5,000,003	$—
Amersham Corp.	Manufacturer of Precision — Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010(h)	$2,473,521	2,473,521	2,473,521
		Second Lien Seller Note 16.0000%, 06/30/2013(b, h)	2,627,538	2,627,538	2,627,538

				5,101,059	5,101,059

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012(b, h)	10,041,165	9,862,650	10,041,165
		Term Loan A 9.6500%, 07/18/2011(h)	2,910,000	2,858,549	2,858,549
		Term Loan B 11.8000%, 07/18/2011(h)	2,000,000	1,964,638	1,964,638

				14,685,837	14,864,352

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares)(d)		4,520,350	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares)(d)		15,000,000	5,000,000
Henry Company	Building Products/Specialty Chemicals	Term Loan A 8.8244%, 04/06/2011(h)	3,000,000	3,000,000	3,000,000
		Term Loan B 13.0744%, 04/06/2011(h)	2,000,000	2,000,000	2,000,000

				5,000,000	5,000,000

Innovative Brands, LLC	Consumer Products	Term Loan 11.1250%, 09/22/2011(h)	15,000,000	15,000,000	15,000,000
JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009(b, h)	3,035,844	2,988,002	3,035,844
MainStream Data	Technology Investments	Common Stock (5,786 shares)(d)		3,750,000	—
SafeStone Technologies PLC	Technology Investments	Preferred Stock (2,106,378 shares)(d, e)		4,015,402	—
Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares)(d)		10,000,000	—
SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 13.3244%, 03/31/2011(h)	3,059,300	3,007,411	3,059,300
		Senior Subordinated Debt 16.0000%, 03/31/2012(b, h)	12,959,013	12,653,021	12,959,013

				15,660,432	16,018,313

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013(h)	1,320,500	1,327,073	1,320,500
		Term Loan 8.7500%, 10/06/2013(h)	619,000	619,000	619,000

				1,946,073	1,939,500

Total Safety U.S., Inc.	Engineering Services	Term Loan A 9.8300%, 12/31/2010(h)	4,908,257	4,908,257	4,908,257
		Term Loan B 13.8300%, 12/31/2010(h)	981,651	981,651	981,651

				5,889,908	5,889,908

Sub Total Non-control/Non-affiliated investments				108,557,066	71,848,976

Affiliate investments — 31.75%(a, c, g, f)
Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,081,195 shares)		5,879,242	8,957,880
Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares)(d)		7,000,000	—
Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Common Stock (2,000,000 shares)(d)		750,000	750,000
Impact Confections, Inc.	Confections Manufacturing and Distribution	Senior Subordinated Debt 17.0000%, 07/30/2009(b, h)	5,468,123	5,390,649	5,468,123
		Senior Subordinated Debt 9.3244%, 07/29/2008(h)	325,000	321,218	325,000
		Common Stock (252 shares)(d)		2,700,000	2,700,000

				8,411,867	8,493,123

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013(b, h)	10,091,111	9,899,988	10,091,111
		Convertible Preferred Stock (20,000 shares)(b)		2,035,652	2,035,652

				11,935,640	12,126,763

Octagon Credit Investors, LLC	Financial Services	Term Loan 9.5744%, 12/31/2011(h)	5,000,000	4,931,096	5,000,000
		Revolving Line of Credit 9.5744%, 12/31/2011(h)	3,250,000	3,250,000	3,250,000
		Limited Liability Company Interest		894,095	1,927,932

				9,075,191	10,177,932

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (1,666,667)(d)		1,000,000	1,000,000
		Second Lien Note 15.0000%, 06/08/2011(b, h)	7,088,615	6,959,809	7,088,615

				7,959,809	8,088,615

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares)(d)		6,000,000	6,000,000
Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (500,000 shares)(d)		5,000,000	8,500,000
		Preferred Stock (1,000,000 shares)(b, h)		9,660,637	11,053,827
		Warrants(d)		—	1,100,000

				14,660,637	20,653,827

Sub Total Affiliate investments				71,672,386	75,248,140

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)
October 31, 2006

Company	Industry	Investment	Principal	Cost	Fair Value

Control investments — 54.34%(a, c, g, f)
auto MOTOL BENI	Automotive Dealership	Common Stock (200 shares)(d, e)		$2,000,000	$2,000,000
Baltic Motors Corporation	Automotive Dealership	Senior Subordinated Debt 10.0000%, 06/24/2007(e, h)	$4,500,000	4,500,000	4,500,000
		Bridge Loan 12.0000%, 12/22/2006(e, h)	1,000,000	1,000,000	1,000,000
		Common Stock (60,684 shares)(d, e)		8,000,000	21,155,000

				13,500,000	26,655,000

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares)(d)		17,000,000	26,200,000
SGDA Sanierungsgesellschaft fur Deponien und Altlasten	Soil Remediation	Term Loan 7.0000%, 08/25/2009(e, h)	6,187,350	5,989,710	5,989,710
		Common Equity Interest(d, e)		338,551	338,551
		Preferred Equity Interest(d, e)		5,000,000	5,000,000

				11,328,261	11,328,261

SIA BM Auto	Automotive Dealership	Common Stock (47,300 shares)(d, e)		8,000,000	8,000,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012(b, h)	5,044,813	4,948,327	5,044,813
		Preferred Stock (800 shares)(d)		11,200,000	11,200,000

				16,148,327	16,244,813

Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 14.4260%, 08/04/2009(b, h)	6,607,859	6,551,408	6,607,859
		Junior Revolving Line of Credit 12.5000%, 07/07/2007(h)	2,829,709	2,829,709	2,829,709
		Common Stock (542 shares)(d)		5,420,291	4,420,291
		Warrants(d)		—	—

				14,801,408	13,857,859

Turf Products, LLC	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010(b, h)	7,676,330	7,627,137	7,676,330
		Limited Liability Company Interest(d)		3,821,794	5,821,794
		Warrants(d)		—	—

				11,448,931	13,498,124

Velocitius B.V.	Renewable Energy	Common Equity Interest(d, e)		2,966,765	2,966,765
		Revolving Line of Credit 8.0000%, 10/31/2009(e, h)	143,614	143,614	143,614

				3,110,379	3,110,379

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares)(d)		5,500,000	—
		Preferred Stock (6,443,188 shares)(d)		1,134,001	3,400,000

				6,634,001	3,400,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011(h)	800,000	800,000	800,000
		Common Stock (81,000 shares)		1,850,000	3,700,000

				2,650,000	4,500,000

Sub Total Control Investments				106,621,307	128,794,436

TOTAL INVESTMENT ASSETS 116.41%(f)				$286,850,759	$275,891,552

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except auto MOTOL BENI, Baltic Motors Corporation, Safestone Technologies PLC, SGDA Sanierungsgesellschaft fur Deponien und Altlasten,SIA BM Auto and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $236,993,374 as of October 31, 2006.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

—	Denotes zero cost/fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
October 31, 2005

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments — 16.95%(a, c, g, h)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares)(d)		$5,000,003	$—
Amersham Corp.	Manufacturer of Precision-Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010	$2,473,521	2,473,521	2,473,521
BP Clothing, LLC	Apparel	Second Lien Loan 11.8406%, 06/02/2009	9,166,667	8,998,430	9,166,667
DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares)(d)		4,520,350	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares)(d)		15,000,000	—
Integral Development Corporation	Technology Investments	Convertible Credit Facility 11.7500%, 12/31/2005(e)	1,122,216	1,121,520	1,122,216
JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009(b)	3,090,384	3,025,871	3,090,384
Lumeta Corporation	Technology Investments	Preferred Stock (384,615 shares)(d)		250,000	43,511
		Preferred Stock (266,846 shares)(d)		156,489	156,489

				406,489	200,000

MainStream Data	Technology Investments	Common Stock (5,786 shares)(d)		3,750,000	—
Octagon Credit Investors, LLC	Financial Services	Senior Subordinated Debt 15.0000%, 05/07/2011(b)	5,145,912	4,560,740	4,664,794
		Limited Liability Company Interest		724,857	1,228,038
		Warrants(d)		550,000	1,069,457

				5,835,597	6,962,289

SafeStone Technologies PLC	Technology Investments	Preferred Stock (2,106,378 shares)(d, f)		4,015,402	—
Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares)(d)		10,000,000	—
SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 13.8406%, 03/31/2010(b)	4,020,488	3,947,304	4,020,488
		Senior Subordinated Debt 17.0000%, 03/31/2012(b)	6,650,360	6,401,062	6,650,360

				10,348,366	10,670,848

Sub Total Non-control/Non-affiliated investments				74,495,549	33,685,925

Affiliate investments — 16.29%(a, c, g, h)
Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (909,091 shares)(d)		5,000,000	5,514,000
Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares)(d)		7,000,000	—
Impact Confections, Inc.	Confections Manufacturing and Distribution	Senior Subordinated Debt 17.0000%, 07/30/2009(b)	5,228,826	5,133,069	5,228,826
		Senior Subordinated Debt 7.8406%, 07/29/2008	325,000	318,986	325,000
		Common Stock (252 shares)(d)		2,700,000	2,700,000

				8,152,055	8,253,826

ProcessClaims, Inc.	Technology Investments	Preferred Stock (6,250,000 shares)(d)		2,000,000	2,000,000
		Preferred Stock (849,257 shares)(d)		400,000	400,000
		Preferred Stock Warrants(d)		20	—

				2,400,020	2,400,000

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (500,000 shares)(d)		5,000,000	5,000,000
		Preferred Stock (1,000,000 shares)(b)		10,517,984	10,517,984
		Warrants(d)		—	700,000

				15,517,984	16,217,984

Yaga, Inc.	Technology Investments	Preferred Stock (300,000 shares)(d)		300,000	—
		Preferred Stock (1,000,000 shares)(d)		2,000,000	—

				2,300,000	—

Sub Total Affiliate investments				40,370,059	32,385,810

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)
October 31, 2005

Company	Industry	Investment	Principal	Cost	Fair Value

Control investments — 28.30%(a, c, g, h)
Baltic Motors Corporation	Automotive Dealership	Senior Subordinated Debt 10.0000%, 06/24/2007(f)	$4,500,000	$4,500,000	$4,500,000
		Common Stock (54,947 shares)(d, f)		6,000,000	7,500,000

				10,500,000	12,000,000

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares)(d)		17,000,000	17,000,000
SGDA Sanierungsgesellschaft fur Deponien und Altlasten	Soil Remediation	Revolving Line of Credit 7.0000%, 08/25/2006(f)	1,237,700	1,237,700	1,237,700
		Term Loan 7.0000%, 08/25/2009(f)	4,579,050	4,304,560	4,304,560
		Equity Interest(f)		315,000	315,000

				5,857,260	5,857,260

Timberland Machines & Irrigation, Inc.	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 17.0000%, 08/04/2009(b)	6,318,684	6,234,373	6,318,684
		Junior Revolving Line of Credit 12.5000%, 07/07/2007	3,250,000	3,250,000	3,250,000
		Common Stock (450 shares)(d)		4,500,000	4,500,000
		Warrants(d)		—	—

				13,984,373	14,068,684

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares)(d)		5,500,000	—
		Preferred Stock (6,443,188 shares)(d)		1,134,001	2,700,000

				6,634,001	2,700,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011	900,000	900,000	900,000
		Common Stock (81,000 shares)(d)		1,850,000	3,700,000

				2,750,000	4,600,000

Sub Total Control Investments				56,725,634	56,225,944

Short Term Investments — 25.67%(g)
U.S. Treasury Bills	U.S. Government & Agency Securities	3.4400%, 12/01/2005	14,600,000	14,560,162	14,560,162
		3.2200%, 12/29/2005	9,865,000	9,812,368	9,812,368
		3.6300%, 01/12/2006	14,856,000	14,750,225	14,750,225
		3.4300%, 01/19/2006	12,000,000	11,904,147	11,904,147

				51,026,902	51,026,902

Sub Total Short Term Investments				51,026,902	51,026,902

TOTAL INVESTMENT ASSETS — 87.21%(g)				$222,618,144	$173,324,581

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Baltic Motors Corporation, Safestone Technologies PLC and SGDA Sanierungsgesellschaft fur Deponien und Altlasten. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	Also received warrants to purchase a number of shares of preferred stock to be determined upon exercise.

(f)	The principal operations of these portfolio companies are located outside of the United States.

(g)	Percentages are based on net assets of $198,739,000 as of October 31, 2005.

(h)	See Note 3 for further information regarding “Investment Classification.”

—	Denotes zero cost/fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2006	October 31, 2005	October 31, 2004

Operating Income:
Dividend income
Affiliate investments	$89,842	$1,346,760	$—
Control investments	132,545	—	—

Total dividend income	222,387	1,346,760	—

Interest income (net of foreign taxes withheld of $18,433, $0, and $0, respectively)
Non-control/Non-affiliated investments	6,930,733	5,134,907	2,308,502
Affiliate investments	2,922,372	874,041	218,904
Control investments	3,833,499	2,101,808	469,110

Total interest income	13,686,604	8,110,756	2,996,516

Fee income
Non-control/Non-affiliated investments	1,187,954	398,520	109,538
Affiliate investments	470,530	232,256	727,595
Control investments	2,169,236	1,178,331	88,631

Total fee income	3,827,720	1,809,107	925,764

Other income	771,405	932,761	64,104

Total operating income	18,508,116	12,199,384	3,986,384

Operating Expenses:
Employee compensation and benefits	3,498,571	2,336,242	1,365,913
Incentive compensation (Note 5)	6,055,024	1,117,328	—
Insurance	471,711	590,493	959,570
Legal fees	685,396	529,541	810,848
Facilities	603,328	484,420	90,828
Other expenses	334,212	461,769	369,085
Audit fees	381,944	287,797	154,938
Consulting fees	344,576	192,255	—
Directors fees	205,071	148,875	175,956
Administration	194,826	137,191	102,593
Public relations fees	70,316	116,482	146,509
Printing and postage	129,438	71,785	80,278
Interest and other borrowing costs	1,594,009	30,771	2,472

Total operating expenses	14,568,422	6,504,949	4,258,990
Litigation recovery of management fees (Note 12, 13)	—	—	370,000
Net operating income before taxes	3,939,694	5,694,435	97,394

Tax (Benefit) Expenses:
Deferred tax benefit	(244,865)	(215,977)	(87,278)
Current tax expense	403,937	115,044	166,205

Total tax (benefit) expense	159,072	(100,933)	78,927

Net operating income	3,780,622	5,795,368	18,467

Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gain (loss) on investments
Non-control/Non-affiliated investments	(151,877)	(6,684,320)	(17,465,808)
Affiliate investments	5,373,267	3,407,457	(20,329,102)
Foreign currency	—	(18,687)	—

Total net realized gain (loss) on investments	5,221,390	(3,295,550)	(37,794,910)
Net change in unrealized appreciation on investments	38,334,356	23,768,366	49,381,974

Net realized and unrealized gain on investments	43,555,746	20,472,816	11,587,064

Net increase in net assets resulting from operations	$47,336,368	$26,268,184	$11,605,531

Net increase in net assets per share resulting from operations	$2.48	$1.45	$0.91

Dividends declared per share	$0.48	$0.24	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2006	October 31, 2005	October 31, 2004

Cash flows from Operating Activities:
Net increase in net assets resulting from operations	$47,336,368	$26,268,184	$11,605,531
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Realized (gain) loss	(5,221,390)	3,295,550	37,794,910
Net change in unrealized (appreciation) depreciation	(38,334,356)	(23,768,366)	(49,381,974)
Amortization of discounts and fees	(505,428)	(235,428)	—
Increase in accrued payment-in-kind dividends and interest	(2,183,786)	(1,370,777)	(101,861)
Increase in allocation of flow through income	(279,422)	(114,845)	—
Changes in assets and liabilities:
Interest and fees receivable	(715,013)	(474,207)	(275,661)
Prepaid expenses	(2,232,767)	(130,977)	178,200
Prepaid taxes	98,374	(98,374)	—
Deferred tax	(244,865)	(215,977)	(87,278)
Deposits	(120,000)	—	—
Other assets	33,804	(43,155)	(45,445)
Payable for investment purchased	(79,708)	79,708	—
Liabilities	7,492,705	1,576,079	112,361
Purchases of equity investments	(45,913,914)	(17,315,000)	(34,210,000)
Purchases of debt instruments	(111,105,943)	(37,950,271)	(20,848,139)
Purchases of short term investments	(406,066,963)	(313,505,406)	(398,988,675)
Purchases of warrants	—	—	(550,000)
Proceeds from equity investments	10,593,459	23,396,719	4,309,991
Proceeds from debt instruments	37,895,884	10,796,111	8,478,894
Sales/maturities of short term investments	458,554,888	297,482,209	478,170,586

Net cash provided (used) by operating activities	(50,998,073)	(32,328,223)	36,161,440

Cash flows from Financing Activities:
Issuance of common stock	—	60,478,127	—
Repurchase of common stock	—	—	(31,571,184)
Distributions to shareholders paid	(9,081,994)	(4,572,359)	(1,475,165)
Net borrowings under (repayments on) revolving credit facility	100,000,000	(10,427,296)	10,025,000

Net cash provided (used) for financing activities	90,918,006	45,478,472	(23,021,349)

Net change in cash and cash equivalents for the year	39,919,933	13,150,249	13,140,091

Cash and cash equivalents, beginning of year	26,297,190	13,146,941	6,850

Cash and cash equivalents, end of year	$66,217,123	$26,297,190	$13,146,941

The accompanying notes are an integral part of these consolidated financial statements.

During the years ended October 31, 2006, 2005 and 2004, MVC Capital, Inc. paid $1,471,556, $32,185 and $- in interest expense, respectively.

During the years ended October 31, 2006, 2005 and 2004, MVC Capital, Inc. paid $217,204, $379,623 and $- in income taxes, respectively.

Non-cash activity:

During the years ended October 31, 2006, 2005 and 2004, MVC Capital, Inc. recorded payment in kind dividend and interest of $2,183,786, $1,370,777 and $101,861, respectively. This amount was added to the principal balance of the investments and recorded as interest/dividend income.

During the years ended October 31, 2006, 2005 and 2004, MVC Capital, Inc. was allocated $587,273, $244,557 and $-, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of this amount, $307,851, $129,712 and $-, respectively, was received in cash and the balance of $279,422, $114,845 and $-, respectively, was undistributed and therefore increased the cost of the investment. The fair value was then retroactively increased by the Fund’s Valuation Committee.

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

On August 1, 2006, MVC Capital, Inc. re-issued 1,901 shares of treasury stock, in lieu of a cash distribution totaling $22,240, in accordance with the Fund’s dividend reinvestment plan.

On August 25, 2006, MVC Capital, Inc. increased the SGDA Sanierungsgesellschaft fur Deponien und Altlasten (“SGDA”) term loan by $1,608,300. The SGDA revolving line of credit for $1,608,300 was added to the term loan and the revolving line of credit was removed from MVC Capital’s books as apart of the refinancing.

On September 12, 2006, MVC Capital, Inc. decreased the balance under the Timberland Machines & Irrigation, Inc. junior revolving line of credit by $409,091 in exchange for 41 shares of Timberland Machines & Irrigation, Inc.’s common stock.

On September 22, 2006, MVC Capital, Inc. decreased the balance under the Timberland Machines & Irrigation, Inc. junior revolving line of credit by $225,000 in exchange for 23 shares of Timberland Machines & Irrigation, Inc.’s common stock.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2006	October 31, 2005	October 31, 2004

Operations:
Net operating income	$3,780,622	$5,795,368	$18,467
Net realized gain (loss)	5,221,390	(3,295,550)	(37,794,910)
Net change in unrealized appreciation	38,334,356	23,768,366	49,381,974

Net increase in net assets from operations	47,336,368	26,268,184	11,605,531

Shareholder Distributions:
Distributions to shareholders	(9,163,765)	(4,580,676)	(10,072)
Return of capital distributions to shareholders	—	—	(1,465,093)

Net decrease in net assets from shareholder distributions	(9,163,765)	(4,580,676)	(1,475,165)

Capital Share Transactions:
Issuance of common stock	—	60,478,127	—
Reissuance of treasury stock to purchase investment	—	1,400,000	—
Offering expenses	—	(402,296)	—
Reissuance of treasury stock in lieu of cash dividend	81,771	8,317	—
Repurchase of common stock	—	—	(31,571,184)

Net increase (decrease) in net assets from capital share transactions	81,771	61,484,148	(31,571,184)

Total increase (decrease) in net assets	38,254,374	83,171,656	(21,440,818)

Net assets, beginning of year	198,739,000	115,567,344	137,008,162

Net assets, end of year	$236,993,374	$198,739,000	$115,567,344

Common shares outstanding, end of year	19,093,929	19,086,566	12,293,042

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the	For the	For the		For the		For the
	Year Ended	Year Ended	Year Ended		Year Ended		Year Ended
	October 31, 2006	October 31, 2005	October 31, 2004		October 31, 2003		October 31, 2002

Net asset value, beginning of year	$10.41	$9.40	$8.48		$11.84		$15.42
Gain (loss) from operations:
Net operating income (loss)	0.20	0.32	—		(0.53)		(0.19)
Net realized and unrealized gain (loss) on investments	2.28	1.13	0.91		(2.89)		(3.35)

Total gain (loss) from investment operations	2.48	1.45	0.91		(3.42)		(3.54)

Less distributions from:
Income	(0.48)	(0.24)	—		—		(0.04)
Return of capital	—	—	(0.12)		—		—

Total distributions	(0.48)	(0.24)	(0.12)		—		(0.04)

Capital share transactions
Dilutive effect of share issuance	—	(0.20)	—		—		—
Anti-dilutive effect of share repurchase program	—	—	0.13		0.06		—

Total capital share transactions	—	(0.20)	0.13		0.06		—

Net asset value, end of year	$12.41	$10.41	$9.40		$8.48		$11.84

Market value, end of year	$13.08	$11.25	$9.24		$8.10		$7.90

Market premium (discount)	5.40%	8.07%	(1.70)%		(4.48)%		(33.28)%
Total Return — At NAV(a)	24.23%	13.36%	12.26%		(28.38)%		(22.88)%
Total Return — At Market(a)	20.75%	24.38%	15.56%		2.53%		(14.22)%
Ratios and Supplemental Data:
Net assets, end of year (in thousands)	$236,993	$198,739	$115,567		$137,008		$195,386
Ratios to average net assets:
Expenses excluding incentive compensation, interest and other borrowing costs	3.29%	3.03%	3.74	%(c)	7.01	%(b)	3.02%
Expenses excluding incentive compensation	4.03%	3.05%	3.74	%(c)	7.01	%(b)	3.02%
Expenses excluding tax expense (benefit)	6.78%	3.75%	3.68	%(c)	7.01	%(b)	3.02%
Expenses including tax expense (benefit), incentive compensation, interest and other borrowing costs	6.85%	3.69%	3.74	%(c)	7.01	%(b)	3.02%
Net operating income (loss) before incentive compensation, interest and other borrowing costs	5.32%	4.00%	0.02%		(5.22	)%(b)	(1.37)%
Net operating income (loss) before incentive compensation	4.58%	3.98%	0.02%		(5.22	)%(b)	(1.37)%
Net operating income (loss) before tax expense (benefit)	1.83%	3.28%	0.08%		(5.22	)%(b)	(1.37)%
Net operating income (loss) after tax expense (benefit), incentive compensation, interest and other borrowing costs	1.76%	3.34%	0.02%		(5.22	)%(b)	(1.37)%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b)	The expense ratio for the year ended October 31, 2003 included approximately $4.0 million of proxy/litigation fees and expenses. When these fees and expenses are excluded, the Fund’s expense ratio was 4.52% and the net operating loss was -2.74%.

(c)	The expense ratio for the year ended October 31, 2004, included a one-time expense recovery of approximately $250,000 (See Note 13). For the year ended October 31, 2004, without this one-time recovery, the expense ratio, excluding and including tax expense would have been 3.89% and 3.95%, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Notes to Consolidated Financial Statements
October 31, 2006

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

On July 7, 2004 the Fund’s name change from “meVC Draper Fisher Jurvetson Fund I, Inc.” to “MVC Capital, Inc.” became effective.

On July 16, 2004 the Fund commenced the operations of MVC Financial Services, Inc.

On September 7, 2006, the stockholders of MVC Capital approved the adoption of an investment advisory and management agreement with a 92% shareholder approval. The approved investment advisory and management agreement, which was entered into on October 31, 2006, provides for external management of the Fund by The Tokarz Group Advisers LLC (“TTG Advisers”) (the “Advisory Agreement”), which is led by Michael Tokarz. The agreement took effect on November 1, 2006. Upon the effectiveness of the Advisory Agreement on November 1, 2006, Mr. Tokarz’s employment agreement with the Fund terminated. All of the individuals (including the Fund’s investment professionals) that had been previously employed by the Fund as of the fiscal year ended October 31, 2006 are now employed by TTG Advisers and are expected to continue to provide services to the Fund.

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

Valuation of Portfolio Securities — Pursuant to the requirements of the 1940 Act, we value our portfolio securities at their current market values or, if market quotations are not readily available, at their estimates of fair values. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with Valuation Procedures adopted by our board of directors. Our board of directors may also hire independent consultants to review our Valuation Procedures or to conduct an independent valuation of one or more of our portfolio investments.

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

The Fund calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.

At October 31, 2006, approximately 79.50% of our total assets represented portfolio investments recorded at fair value.

Initially, Fair Value Investments held by the Fund are valued at cost (absent the existence of circumstances warranting, in management’s and the Valuation Committee’s view, a different initial value). During the period that a Fair Value Investment is held by the Fund, its original cost may cease to represent an appropriate valuation, and other factors must be considered. No pre-determined formula can be applied to determine fair values. Rather, the Valuation Committee makes fair value assessments based upon the value at which the securities of the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties, other than in a forced or liquidation sale (“Fair Value”). The liquidity event whereby the Fund exits an investment is generally the sale, the merger, the recapitalization or, in some cases, the initial public offering of the portfolio company.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

There is no one methodology to determine fair value and, in fact, for any portfolio security, fair value may be expressed as a range of values, from which the Fund derives a single estimate of fair value. To determine the fair value of a portfolio security, the Valuation Committee analyzes the portfolio company’s financial results and projections, publicly traded comparables when available, precedent exit transactions in the market when available, as well as other factors. The Fund generally requires, where practicable, portfolio companies to provide annual audited and more regular unaudited financial statements, and/or annual projections for the upcoming fiscal year.

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

The Fund’s equity interests in portfolio companies for which there is no liquid public market are valued at Fair Value. The Valuation Committee’s analysis of fair value may include various factors, such as multiples of EBITDA, cash flow(s), net income, revenues or in limited instances book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Fund’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, or restructuring or related items.

The Valuation Committee may look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, or industry practices in determining Fair Value. The Valuation Committee may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. The determined Fair Values may be discounted to account for restrictions on resale and minority positions.

Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

For loans and debt securities, Fair Value generally approximates cost unless there is a reduced value or overall financial condition of the portfolio company or other factors indicate a lower Fair Value for the loan or debt security.

Generally, in arriving at a Fair Value for a debt security or a loan, the Valuation Committee focuses on the portfolio company’s ability to service and repay the debt and considers its underlying assets. With respect to a convertible debt security, the Valuation Committee also analyzes the excess of the value of the underlying security over the conversion price as if the security was converted when the conversion feature is “in the money” (appropriately discounted if restricted). If the security is not currently convertible, the use of an appropriate discount in valuing the underlying security is typically considered. If the value of the underlying security is less than the conversion price, the Valuation Committee focuses on the portfolio company’s ability to service and repay the debt.

When the Fund receives nominal cost warrants or free equity securities (“nominal cost equity”) with a debt security, the Fund allocates its cost basis in the investment between debt securities and nominal cost equity at the time of origination.

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

For loans, debt securities, and preferred securities with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference that

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

generally becomes due at maturity, the Fund will not accrue payment-in-kind interest/dividends if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. However, the Fund may accrue payment-in-kind interest if the health of the portfolio company and the underlying securities are not in question. All payment-in-kind interest that has been added to the principal balance or capitalized is subject to ratification by the Valuation Committee.

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

Investment Transactions and Related Operating Income — Investment transactions and related revenues and expenses are accounted for on the trade date (the date the order to buy or sell is executed). The cost of securities sold is determined on a first-in, first-out basis, unless otherwise specified. Dividend income and distributions on investment securities is recorded on the ex-dividend date. The tax characteristics of such distributions received from our portfolio companies will be determined by whether or not the distribution was made from the investment’s current taxable earnings and profits or accumulated taxable earnings and profits from prior years. Interest income, which includes accretion of discount and amortization of premium, if applicable, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Fee income includes fees for guarantees and services rendered by the Fund or its wholly-owned subsidiary to portfolio companies and other third parties such as due diligence, structuring, transaction services, monitoring services, and investment advisory services. Guaranty fees are recognized as income over the related period of the guaranty. Due diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Monitoring and investment advisory services fees are generally recognized as income as the services are rendered. Any fee income determined to be loan origination fees, original issue discount, and market discount are capitalized and then amortized into income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as income and any unamortized original issue discount or market discount is recorded as a realized gain. For investments with payment-in-kind (“PIK”) interest and dividends, we base income and dividend accrual on the valuation of the PIK notes or securities received from the borrower. If the portfolio company indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities.

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

gains for its taxable year. The Fund is also exempt from excise tax if it distributes most of its ordinary income and/or capital gains during each calendar year.

Our consolidated operating subsidiary, MVCFS, is subject to federal and state income tax. We use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asst will not be realized.

Reclassifications — Certain amounts from prior years have had to be reclassified to conform to the current year presentation.

4.	Management

On November 6, 2003, Michael Tokarz assumed his positions as Chairman, Portfolio Manager and Director of the Fund. Under internal management, Mr. Tokarz was entitled to compensation pursuant to his agreement with the Fund, under which the Fund was required to pay Mr. Tokarz incentive compensation in an amount equal to the lesser of (a) 20% of the net income of the Fund for the fiscal year; or (b) the sum of (i) 20% of the net capital gains realized by the Fund in respect of the investments made during his tenure as Portfolio Manager; and (ii) the amount, if any, by which the Fund’s total expenses for a fiscal year were less than two percent of the Fund’s net assets (determined as of the last day of the period). Mr. Tokarz has determined to allocate a portion of the incentive compensation to certain employees of the Fund. For the year ended October 31, 2006, Mr. Tokarz received no cash or other compensation from the Fund pursuant to his contract. Please see Note 5 “Incentive Compensation” for more information.

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

On May 30, 2006, the Fund’s board of directors, including all of the Independent Directors (Mr. Tokarz recused himself from making a determination on this matter), unanimously approved the Advisory Agreement, which provides for the Fund to be managed externally by TTG Advisers, which is controlled exclusively by Mr. Tokarz. On September 7, 2006, shareholders approved the Advisory Agreement at the annual meeting of shareholders.

On November 1, 2006, Mr. Tokarz’s agreement with the Fund was terminated when the Advisory Agreement became effective as of that date. Under the terms of the Advisory Agreement, the Fund will pay TTG Advisers a base management fee and an incentive fee for its provision of investment advisory and management services. Please refer to Exhibit 10.4, Investment Advisory and Management Agreement and Note 17 “Subsequent Events” for more information.

5.	Incentive Compensation

Under the terms of the Fund’s agreement with Mr. Tokarz, as discussed in Note 4 “Management,” during the year ended October 31, 2006, the provision for estimated incentive compensation was increased by $6,055,024. The increase in the provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of six of the Fund’s portfolio investments: Baltic, Dakota, Ohio, Octagon, Turf, and Vitality which are subject to the Fund’s agreement with Mr. Tokarz, by a total of $30,275,120. This reserve balance of $7,172,352 will remain unpaid until net capital gains are realized, if ever, by the Fund. Pursuant to Mr. Tokarz’s

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

employment agreement with the Fund, only after a realization event may the incentive compensation be paid to him. Mr. Tokarz has determined to allocate a portion of the incentive compensation to certain employees of the Fund. During the year ended October 31, 2005 and the year ended October 31, 2006, Mr. Tokarz was paid no cash or other compensation. However, on October 2, 2006 and as discussed in “Realized Gains and Losses on Portfolio Securities,” the Fund realized a gain of $551,092 from the sale of a portion of the Fund’s LLC member interest in Octagon. This transaction triggered an incentive compensation payment obligation to Mr. Tokarz, which payment is not required to be made until the precise amount of the payment obligation is confirmed based on the Fund’s completed audited financials for the fiscal year 2006. Subject to confirmation following the audit, the payment obligation to Mr. Tokarz from this transaction is approximately $110,000 (which is expected to be paid during the first quarter of the Fund’s fiscal year 2007). Mr. Tokarz’s agreement with the Fund terminated on the effective date of the Advisory Agreement and the obligations under Mr. Tokarz’s agreement are superseded by those under the Advisory Agreement. TTG Advisers is entitled to incentive compensation on capital gains realized on portfolio securities acquired after November 1, 2003.

6.	Dividends and Distributions to Shareholders

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

For the Year Ended October 31, 2006

On July 11, 2005, the Fund’s board of directors announced that it has approved the Fund’s establishment of a policy seeking to pay quarterly dividends to shareholders. On December 20, 2005, the Fund’s board of directors declared a dividend of $.12 per share payable on January 31, 2006 to shareholders of record on December 30, 2005. The ex-dividend date was December 28, 2005. The total distribution amounted to $2,290,616 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 1,824 shares of common stock from the Fund’s treasury to shareholders participating in the Plan.

On April 11, 2006, the Fund’s board of directors declared a dividend of $.12 per share payable on April 28, 2006 to shareholders of record on April 21, 2006. The ex-dividend date was April 19, 2006. The total distribution amounted to $2,290,835 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 1,734 shares of common stock from the Fund’s treasury to shareholders participating in the Plan.

On July 14, 2006, the Fund’s board of directors declared a dividend of $.12 per share payable on July 31, 2006 to shareholders of record on July 24, 2006. The ex-dividend date was July 20, 2006. The total distribution amounted

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

to $2,291,043 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 1,901 shares of common stock from the Fund’s treasury to shareholders participating in the Plan.

On October 13, 2006, the Fund’s board of directors declared a dividend of $.12 per share payable on October 31, 2006 to shareholders of record on October 24, 2006. The ex-dividend date was October 20, 2006. The total distribution amounted to $2,291,271 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 2,327 shares of common stock from the Fund’s treasury to shareholders participating in the Plan.

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

On October 10, 2005, the Fund’s board of directors declared a dividend of $.12 per share payable on October 31, 2005 to shareholders of record on October 21, 2005. The ex-dividend date was October 19, 2005. The total distribution amounted to $2,290,387. In accordance with the Plan, the Plan Agent re-issued 1,904 shares of common stock from the Fund’s treasury to shareholders participating in the Plan.

For the Year Ended October 31, 2004

On October 14, 2004, the Fund’s Board of Directors declared a nonrecurring dividend of $.12 per share payable to shareholders of record on October 22, 2004 and payable on October 29, 2004. In accordance with the Plan, the Plan Agent purchased shares on the open market of the NYSE for shareholders participating in the Plan. The total distribution amounted to $1,475,165.

7.	Transactions with Other Parties

The Fund is permitted to co-invest in certain Portfolio Companies with its affiliates subject to specified conditions set forth in an exemptive order obtained from the SEC. Under the terms of the order, Portfolio Companies purchased by the Fund and its affiliates are required to be approved by the Independent Directors and are required to satisfy certain conditions established by the SEC. During 2004, 2005, and 2006 no transactions were effected pursuant to the exemptive order.

As stated above in Item 2, “Properties”, the Fund has sub-leased property at 287 Bowman Avenue, Purchase, NY 10577 a building which is owned by Phoenix Capital Partners, LLC, which is 97% owned by Mr. Tokarz.

In connection with the Fund’s investment in Velocitius, we have entered into consulting services arrangements with Jasper Energy, LLC (“Jasper”). Under the terms of the arrangements, Jasper provides management consulting services relating to Velocitius’ acquisition of certain wind farms and is to be paid an ongoing monthly service fee of approximately 8,000 euros ($10,000), a fee equal to 9% of the profit distributions attributable to the wind farm projects and a one-time fee equal to 2% of the equity purchase price of the wind farms (estimated currently at 175,000 euros ($220,000)). Mr. Tokarz, our Chairman and Portfolio Manager, has a minority ownership interest in Jasper. Our board of directors, including all of our Independent Directors (Mr. Tokarz recused himself from making a determination on this matter), approved each of the arrangements with Jasper.

8.	Concentration of Market and Credit Risk

Financial instruments that subjected the Fund to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments (other than cash equivalents), which represent approximately 79.50% of the Fund’s total assets at October 31, 2006. As discussed in Note 9, these investments consist of securities

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

in companies with no readily determinable market values and as such are valued in accordance with the Fund’s fair value policies and procedures. The Fund’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Fund’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Fund’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.

9.	Portfolio Investments

For the Year Ended October 31, 2006

During the year ended October 31, 2006, the Fund made sixteen new investments, committing capital totaling approximately $142.1 million. The investments were made in Turf ($11.6 million), SOI ($5.0 million), Henry ($5.0 million), BM Auto ($15.0 million), Storage Canada ($6.0 million), Phoenix ($8.0 million), Harmony Pharmacy, Inc. ($200,000), Total Safety ($6.0 million), PreVisor ($6.0 million), Marine ($14.0 million), BP ($15.0 million), Velocitius ($66,290), Summit ($16.2 million), Octagon ($17.0 million), BENI ($2.0 million), and Innovative Brands ($15.0 million).

The Fund also made eight follow-on investments in existing portfolio companies committing capital totaling approximately $24.2 million. During the year ended October 31, 2006, the Fund invested approximately $879,000 in Dakota by purchasing an additional 172,104 shares of common stock at an average price of $5.11 per share. On December 22, 2005, the Fund made a follow-on investment in Baltic in the form of a $1.8 million revolving bridge note. Baltic immediately drew down $1.5 million from the note. On January 12, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on January 31, 2006 and has been removed from the Fund’s books. On January 12, 2006, the Fund provided SGDA a $300,000 bridge loan. On March 28, 2006, the Fund provided Baltic a $2.0 million revolving bridge note. Baltic immediately drew down $2.0 million from the note. On April 5, 2006, Baltic repaid the amount drawn from the note in full including all unpaid interest. The note matured on April 30, 2006 and has been removed from the Fund’s books. On April 6, 2006, the Fund invested an additional $2.0 million in SGDA in the form of a preferred equity security. On April 25, 2006, the Fund purchased an additional common equity security in SGDA for $23,000. On June 30, 2006, the Fund invested $2.5 million in Amersham in the form of a second lien loan. On August 4, 2006, the Fund invested $750,000 in Harmony in the form of common stock. On September 28, 2006, the Fund made another follow-on investment in Baltic in the form of a $1.0 million bridge loan and $2.0 million equity investment. On October 13, 2006, the Fund made a $10 million follow-on investment in SP. The $10 million was invested in the form of an additional $4.0 million in term loan B and $6.0 million in a mezzanine loan. On October 20, 2006, the Fund then assigned $5.0 million of SP’s $8.0 million term loan B to Citigroup Global Markets Realty Corp. On October 24, 2006, the Fund invested an additional $3.0 million in SGDA in the form of a preferred equity security. On October 26, 2006, the Fund invested an additional $2.9 million in Velocitius in the form of common equity. The Fund also provided Velocitius a $260,000 revolving note on October 31, 2006. Velocitius immediately drew down $143,614 from the note.

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Due to the dissolution of Yaga, one of the Fund’s legacy portfolio companies, the Fund realized losses on its investment in Yaga totaling $2.3 million during the nine month period ended July 31, 2006. The Fund received no proceeds from the dissolution of Yaga and the Fund’s investment in Yaga has been removed from the Fund’s books. The Valuation Committee previously decreased the fair value of the Fund’s investment in Yaga to zero and as a result, the Fund’s realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the removal of Yaga from the Fund’s books on the Fund’s consolidated statement of operations and NAV at October 31, 2006, was zero.

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

On July 27, 2006, SOI repaid their loan from the Fund in full. The amount of the proceeds received from the prepayment was approximately $4.5 million. This amount included all outstanding principal, accrued interest, and an early prepayment fee. The Fund recorded no gain or loss as a result of the prepayment.

On August 25, 2006, Harmony repaid their loan from the Fund in full. The amount of the proceeds received from the prepayment was $207,444. This amount included all outstanding principal and accrued interest. The Fund recorded no gain or loss as a result of the prepayment.

On August 25, 2006, SGDA’s revolving credit facility was added to the term loan, increasing the balance of the term loan by $1.6 million. The revolving credit facility was eliminated from the Fund’s books as a result of this refinancing.

Effective September 12, 2006, the Fund exchanged $409,091, of the $2.96 million outstanding, of the Timberland junior revolving line of credit into 40.91 shares of common stock at a price of $10,000 per share. Effective September 22, 2006, the Fund exchanged $225,000, of the $2.55 million outstanding, of the Timberland junior revolving line of credit into 22.5 shares of common stock at a price of $10,000 per share. On September 22, 2006, Timberland drew down $500,000 from the junior revolving line of credit. As a result of these transactions, as of October 31, 2006, the Fund owned 542.03 common shares of Timberland and the funded debt under the junior revolving line of credit was reduced from $2.96 million to approximately $2.83 million.

On October 2, 2006, Octagon bought-back a total of 15% equity interest from non-service members. This resulted in a sale of a portion of the Fund’s LLC member interest to Octagon for proceeds of $1,020,018. The Fund realized a gain of $551,092 from this sale.

On October 2, 2006, Octagon repaid their loan and revolving credit facility from the Fund in full. The amount of the proceeds received from the prepayment of the loan was approximately $5.4 million. This amount included all outstanding principal, accrued interest, and an unused fee on the revolving credit facility. The Fund recorded a gain as a result of these prepayments of approximately $429,000 from the acceleration of amortization of original issue discount.

On October 20, 2006, the Fund assigned $5.0 million of SP’s $8.0 million term loan B to Citigroup Global Markets Realty Corp.

On October 30, 2006, JDC repaid $160,116 of principal on the senior subordinated debt.

During the year ended October 31, 2006, the Valuation Committee increased the fair value of the Fund’s investments in Baltic common stock by $11.6 million, Dakota common stock by approximately $2.6 million, Turf’s membership interest by $2.0 million, Octagon’s membership interest by approximately $562,000, Ohio common stock by $9.2 million, Foliofn preferred stock by $5.0 million, Vendio preferred stock by $700,000, ProcessClaims preferred stock by $4.8 million and Vitality common stock and warrants by $3.5 million and $400,000, respectively. In addition, increases recorded to the cost basis and fair value of the loans to Amersham, BP, Impact, JDC, Phoenix, SP, Timberland, Turf, Marine, Summit and the Vitality and Marine preferred stock were due to the receipt of payment in kind interest/dividends totaling approximately $2.2 million. Also during the year ended October 31, 2006, the undistributed allocation of flow through income from the Fund’s equity investment in Octagon increased the cost basis and fair value of the Fund’s investment by approximately $279,000. During the year ended October 31, 2006, the Valuation Committee also decreased the fair value of the Fund’s equity investment in Timberland by $1 million. The increase in fair value from payment in kind interest/dividends and flow through income has been approved by the Fund’s Valuation Committee.

At October 31, 2006, the fair value of all portfolio investments, exclusive of short-term securities, was $275.9 million with a cost basis of $286.9 million. At October 31, 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $122.3 million with a cost basis of $171.6 million.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

10.	Commitments and Contingencies

Commitments to/for Portfolio Companies:

At October 31, 2006, the Fund’s commitments to portfolio companies consisted of the following:

Open Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at October 31, 2006

Marine	$2.0 million	—
Octagon	$12.0 million	$3.25 million
Storage Canada	$6.0 million	$1.95 million
Timberland	$3.25 million	$2.83 million
Velocitius	$260,000	$143,614

On May 7, 2004, the Fund provided a $5,000,000 senior secured credit facility to Octagon. This credit facility expires on May 6, 2007 and can be automatically extended until May 6, 2009. The credit facility bears annual interest at LIBOR plus 4%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 1, 2006, Octagon drew $250,000 from the credit facility. The credit facility was repaid in full including, all accrued interest on February 23, 2006. This credit facility was refinanced on October 12, 2006.

During February 2005, the Fund made available to SGDA, a $1,308,300 revolving credit facility that bears annual interest at 7%. The credit facility expired on August 25, 2006. During fiscal year 2006, SGDA drew down $70,600 from the credit facility. On April 28, 2006, the Fund increased the availability under the revolving credit facility by $300,000. The balance of the Fund’s bridge loan to SDGA, which would have matured on April 30, 2006, was added to the revolving credit facility and the bridge loan was removed from the Fund’s books.

On June 30, 2005, the Fund pledged its common stock of Ohio to Guggenheim to collateralize a loan made by Guggenheim to Ohio.

On July 8, 2005 the Fund extended Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2007. The Fund also receives a fee of 0.25% on the unused portion of the note. As of October 31, 2005, the total amount outstanding on the note was $3.25 million. On December 27, 2005, the Fund exchanged $286,200 of the Timberland junior revolving line of credit for 28.62 shares of common stock at a price of $10,000 per share. As of January 31, 2006, the Fund owned 478.62 common shares and the funded debt

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

under the junior revolving line of credit has been reduced from $3.25 million to approximately $2.96 million. On April 21, 2006, Timberland repaid $500,000 on the note. On May 18, 2006, Timberland repaid an additional $500,000 on the note. On July 10, 2006, Timberland drew down $1.0 million leaving the total amount on the note outstanding at July 31, 2006 approximately $2.96 million. On September 12, 2006, the Fund converted $409,091 of the Timberland junior revolving line of credit into 40.91 shares of common stock at a price of $10,000 per share. Effective September 22, 2006, the Fund converted $225,000 of the Timberland junior revolving line of credit into 22.50 shares of common stock at a price of $10,000 per share. Timberland then borrowed $500,000 from the junior revolving line of credit. As a result of these transactions, as of October 31, 2006 the Fund owned 542.03 common shares and the funded debt under the junior revolving line of credit was reduced from $3.25 million to approximately $2.83 million.

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

On March 30, 2006, the Fund provided a $6 million loan commitment to Storage Canada and the company immediately borrowed $1.34 million. The commitment expires after one year, but may be renewed with the consent of both parties. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Fund also receives a fee of 0.25% on the unused portion of the loan. On October 6, 2006, Storage Canada borrowed an additional $619,000. The borrowing bears annual interest at 8.75% and has a maturity date of October 6, 2013.

On July 11, 2006, the Fund extended to Marine a $2.0 million secured revolving note. The note bears annual interest at LIBOR plus 1%. The Fund also receives a fee of 0.50% of the unused portion of the loan. There was no amount drawn on the revolving note as of October 31, 2006.

On August 25, 2006, SGDA’s revolving credit facility was added to the term loan, increasing the balance of the term loan by $1.6 million. The revolving credit facility was eliminated from the Fund’s books as a result of this refinancing.

On October 12, 2006, the Fund provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Fund receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On October 12, 2006, Octagon drew $3.75 from the credit facility. Octagon repaid $500,000 of the credit facility on October 30, 2006. As of October 31, 2006, there was $3.25 million outstanding.

On October 30, 2006, the Fund provided a $260,000 revolving line of credit to Velocitius on which Velocitius immediately borrowed $143,614. The revolving line of credit expires on October 31, 2009. The note bears annual interest at 8%.

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

Commitments of the Fund:

On October 28, 2004, the Fund entered into a one-year, cash collateralized, $20 million revolving credit facility (“Credit Facility I”) with LaSalle Bank National Association (the “Bank”). On July 20, 2005, the Fund amended Credit Facility I. The maximum aggregate loan amount under Credit Facility I was increased from $20 million to $30 million. Additionally, the maturity date was extended from October 31, 2005 to August 31, 2006. All other material terms of Credit Facility I remained unchanged. On January 27, 2006, the Fund borrowed $10 million under Credit Facility I. The $10 million borrowed under Credit Facility I was repaid in full by February 3, 2006. Borrowings under Credit Facility I bear interest, at the Fund’s option, at either a fixed rate equal to the LIBOR rate (for one, two, three or six months), plus 1.00% per annum, or at a floating rate equal to the Bank’s prime rate in effect from time to time, minus 1.00% per annum. Credit Facility I expired on August 31, 2006.

On February 16, 2005, the Fund entered into a sublease (the “Sublease”) for a larger space in the building in which the Fund’s current executive offices are located. Effective November 1, 2006, the Fund subleased its principal executive office to TTG Advisers. The Sublease is scheduled to expire on February 28, 2007. Future payments under the Sublease for TTG Advisers total approximately $75,000 in fiscal year 2007. The Fund’s previous lease was terminated effective March 1, 2005, without penalty. The building in which the Fund’s executive offices are located, 287 Bowman Avenue, is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. See Note 4 “Management” for more information on Mr. Tokarz.

On April 27, 2006, the Fund and MVCFS, as co-borrowers entered into a new four-year, $100 million revolving credit facility (“Credit Facility II”) with Guggenheim as administrative agent to the lenders. On April 27, 2006, the Fund borrowed $45 million ($27.5 million drawn from the revolving credit facility and $17.5 million in term debt) under Credit Facility II. The $27.5 million drawn from the revolving credit facility was repaid in full on May 2, 2006. On July 28, 2006, the Fund borrowed $57.5 million ($45.0 million drawn from the revolving credit facility and $12.5 million in term debt) under Credit Facility II. On August 2, 2006, the Fund repaid $45.0 million borrowed on the revolving credit facility. On August 31, 2006, the Fund borrowed $5.0 million in term debt under Credit Facility II. On October 27, 2006, the Fund borrowed $4.0 million from the revolving credit under Credit Facility II. On October 30, 2006, the Fund borrowed $61 million under Credit Facility II, $15 million in term debt and $46 million drawn from the revolving credit facility. As of October 31, 2006, there was $50.0 million in term debt and $50.0 million on the revolving credit facility outstanding. The proceeds from borrowings made under Credit Facility II are expected to be used to fund new and existing portfolio investments, pay fees and expenses related to the financing and for general corporate purposes. Credit Facility II will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility II will be due and payable. Borrowings under Credit Facility II will bear interest, at the Fund’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Fund paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Fund.

The Fund enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Fund’s maximum exposure under these arrangements is unknown. However, the Fund has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

11.	Certain Issuances of Equity Securities by the Issuer

On December 3, 2004, the Fund commenced a rights offering to its shareholders of non-transferable subscription rights to purchase shares of the Fund’s common stock. Pursuant to the terms of the rights offering,

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

each share of common stock held by a stockholder of record on December 3, 2004, entitled the holder to one right. For every two rights held, shareholders were able to purchase one share of the Fund’s common stock at the subscription price of 95% of the Fund’s NAV per share on January 3, 2005. In addition, shareholders who elected to exercise all of their rights to purchase the Fund’s common stock received an over-subscription right to subscribe for additional shares that were not purchased by other holders of rights. Based on a final count by the Fund’s subscription agent, the rights offering was over- subscribed with 6,645,948 shares of the Fund’s common stock subscribed for. This was in excess of the 6,146,521 shares available before the 25% oversubscription. Each share was subscribed for at a price of $9.10 which resulted in gross proceeds to the Fund of approximately $60.5 million before offering expenses of approximately $402,000.

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

During the year ended October 31, 2003, the Fund paid or accrued $4.0 million for legal and proxy solicitation fees and expenses, which included $2.2 million accrued and paid at the direction of the Board of Directors, to reimburse the legal and proxy solicitation fees and expenses of two major Fund shareholders, Millenco, and Karpus Investment Management, including their costs of obtaining a judgment against the Fund in the Delaware Chancery Court and costs associated with the proxy process and the election of the current Board of Directors. The Fund made a claim against its insurance carrier, Federal for its right to reimbursement of such expenses. On June 13, 2005, the Fund reached a settlement with Federal in the amount of $473,968 which has been recorded as Other Income in the

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

Consolidated Statement of Operations. Legal fees and expenses associated with reaching this settlement were $47,171.

14.	Tax Matters

Return of Capital Statement of Position (ROCSOP) Adjustment:  During the year ended October 31, 2006, the Fund recorded a reclassification for permanent book to tax differences totaling $4,717,113. These differences were primarily due to book/tax treatment of partnership income and non-deductible excise taxes paid. These differences resulted in a net increase in accumulated earnings of $4,717,113, an increase in accumulated net realized loss of $395,257, and a decrease in additional paid in capital of $5,112,370. This reclassification had no effect on net assets.

Distributions to Shareholders:  The table presented below includes MVC Capital, Inc. only. The Fund’s wholly-owned subsidiary MVC Financial Services, Inc. (“MVCFS”) has not been included. As of October 31, 2006, the components of accumulated earnings/ (deficit) on a tax basis were as follows:

Tax Basis Accumulated Earnings (Deficit)
Accumulated capital and other losses	$(73,524,707)
Undistributed net operating income	2,164,435

Gross unrealized appreciation	40,341,227
Gross unrealized depreciation	(51,934,799)

Net unrealized depreciation	$(11,593,572)

Total tax basis accumulated deficit	(82,953,844)
Tax cost of investments	287,485,124
Current year distributions to shareholders on a tax basis
Ordinary income	9,163,765
Prior year distributions to shareholders on a tax basis
Ordinary income	4,580,676

On October 31, 2006, the Fund had a net capital loss carryforward of $73,524,707 of which $28,213,867 will expire in the year 2010, $4,220,380 will expire in the year 2011, $37,794,910 will expire in the year 2012 and $3,295,550 will expire in the year 2013. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed.

Qualified Dividend Income Percentage

The Fund designated 7%* or a maximum amount of $621,193 of dividends declared and paid during the year ending October 31, 2006 from net investment income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003. The information necessary to prepare and complete shareholder’s tax returns for the 2006 calendar year, will be reported separately on form 1099-DIV, if applicable, in January 2007.

Corporate Dividends Received Deduction Percentage

Corporate shareholders may be eligible for a dividends received deduction for certain ordinary income distributions paid by the Fund. The Fund designated 7%* or a maximum amount of $621,193 of dividends declared and paid during the year ending October 31, 2006 from net investment income as qualifying for the dividends received deduction. The deduction is a pass through of dividends paid by domestic corporations (i.e. only equities) subject to taxation.

      * Unaudited

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Income Taxes

The Fund’s wholly-owned subsidiary MVC Financial Services, Inc. is subject to federal and state income tax. For the year ended October 31, 2006 the Fund recorded a tax provision of $159,072. For the year ended October 31, 2005 the Fund recorded a tax benefit of $100,933. For the year ended October 31, 2004 the Fund recorded a tax provision of $78,927. The provision for income taxes was comprised of the following:

	Year Ended
	October 31,	October 31,	October 31,
	2006	2005	2004

Current tax expense:
Federal	$314,859	$92,892	$134,201
State	89,078	22,152	32,004

Total current tax expense	403,937	115,044	166,205
Deferred tax benefit:
Federal	(203,645)	(174,390)	(70,472)
State	(41,220)	(41,587)	(16,806)

Total deferred tax benefit	(244,865)	(215,977)	(87,278)
Total tax (benefit) provision	$159,072	$(100,933)	$78,927

A reconciliation between the taxes computed at the federal statutory rate and our effective tax rate for MVCFS for the fiscal year ended October 31, 2006 is as follows:

Year Ended
October 31,
2006

Federal statutory tax rate	34.00%
Permanent difference	(0.39)%
State taxes, net of federal tax benefit	4.27%
Valuation allowance for deferred tax assets	—
Other, net	—

Effective income tax rate	38.66%

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax balances for MVCFS reflect the impact of temporary difference between the carrying amount of assets and liabilities and their tax bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The components of our deferred tax assets and liabilities for MVCFS as of October 31, 2006, October 31, 2005 and October 31, 2004 were as follows:

	October 31,	October 31,	October 31,
	2006	2005	2004

Deferred tax assets:
Deferred revenues	$548,120	$295,307	$82,445
Others	2,822	7,948	4,833

Total deferred tax assets	$548,120	$303,255	$87,278
Valuation allowance	—	—	—

Net deferred tax assets	$548,120	$303,255	$87,278
Deferred tax liabilities:
Deferred tax liabilities	—	—	—

Total deferred tax liabilities	—	—	—
Net deferred taxes	$548,120	$303,255	$87,278

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

The following table presents book basis segment data for the year ended October 31, 2006:

	MVC	MVCFS	Consolidated

Interest and dividend income	$13,756,679	$152,312	$13,908,991
Fee income	291,764	3,535,956	3,827,720
Other income	770,501	904	771,405
Total operating income	14,818,944	3,689,172	18,508,116
Total operating expenses	14,152,170	416,252	14,568,422
Net operating income before taxes	666,774	3,272,920	3,939,694
Tax expense (benefit)	—	159,072	159,072
Net operating income	666,774	3,113,848	3,780,622
Net realized gain (loss) on investments and foreign currency	5,221,390	—	5,221,390
Net change in unrealized appreciation on investments	38,334,356	—	38,334,356
Net increase in net assets resulting from operations	$44,222,520	$3,113,848	$47,336,368

In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

17.	Subsequent Events

Effective November 1, 2006, pursuant to the Advisory Agreement, the Fund is externally managed by TTG Advisers, which serves as the Fund’s investment adviser. Under the terms of the Advisory Agreement, TTG Advisers will determine, consistent with the Fund’s investment strategy, the composition of the Fund’s portfolio, the nature and timing of the changes to the Fund’s portfolio and the manner of implementing such changes, identify, and negotiate the structure of the Fund’s investments (including performing due diligence on prospective portfolio companies), close and monitor the Fund’s investments, determine the securities and other assets purchased, retain or sell and oversee the administration, recordkeeping and compliance functions of the Fund and/or third parties performing such functions for the Fund. TTG Advisers’ services under the Advisory Agreement are not exclusive, and it may furnish similar services to other entities. Pursuant to the Advisory Agreement, the Fund is required to pay TTG Advisers a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The base management fee shall be 2.0% per annum of the Fund’s total assets excluding cash. The incentive fee will consist of two parts: (i) one part will be based on our pre-incentive fee net operating income; and (ii) the other part will be based on the capital gains realized on our portfolio of securities acquired after November 1, 2003.

On November 1, 2006, Timberland borrowed $420,291 from the secured junior revolving note.

On November 2, 2006, the Fund repaid $54.5 million borrowed on the revolving credit facility under Credit Facility II.

On November 7, 2006, the Fund made an additional $100,000 equity investment into SGDA .

On November 7, 2006, the Fund repaid $5.5 million borrowed on the revolving credit facility under Credit Facility II.

On November 21, 2006, consistent with the contemplated spin-off identified in the Advisory Agreement (and which is depicted in the Registration Statement), the Fund formed MVC Partners, a private equity firm. On December 5, 2006, MVC Partners’ subsidiary, MVC Europe LLC, arrived at an agreement to co-own BPE Management Ltd. (“BPE”) with Parex Asset Management IPAS, a management investment company and subsidiary of the Parex Bank. BPE will pursue investments in businesses throughout the Baltic region.

In addition, on November 21, 2006, MVC Partners established its MVC Global LLC division, which pursues investments in foreign operating companies.

On November 22, 2006, the Fund invested $3.2 million in Westwood Chemical Corporation, a manufacturer of antiperspirant actives and water treatment chemicals, consisting of a $1.6 million bridge loan and $1.6 million in equity.

On November 27, 2006, the Fund increased the amount available to draw down on the Timberland secured junior revolving note from $3.25 million to $4.0 million. Timberland then borrowed $750,000 from the secured junior revolver.

On November 29, 2006, the Fund filed Post-Effective Amendment No. 2 to its Registration Statement on Form N-2 (the “Registration Statement”).

On December 6, 2006, the Fund borrowed $10.0 million on the revolving credit facility under Credit Facility II. The revolving credit facility now has a balance of $15.0 million and the term loan has a balance of $35.0 million.

On December 8, 2006, Total Safety repaid term loan A and term loan B in full including all accrued interest and fees. The total amount received in the repayment for term loan A was $5,043,775 and for term loan B was $1,009,628.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

On December 12, 2006, the Fund invested $10 million in Levlad Arbonne International LLC, a marketer of personal care products, in the form of a $10 million second lien loan. The annual interest rate is LIBOR plus 6.5% and the maturity date is December 19, 2013.

On December 13, 2006, the Fund made an investment in Total Safety by extending a $3.5 million second lien loan and a $1.0 million first lien loan. The second lien loan has an annual interest rate of LIBOR plus 6.5% and a maturity date of December 8, 2013. The first lien loan has an annual interest rate of LIBOR plus 3.0% and a maturity date of December 8, 2012.

On December 14, 2006, the Fund’s Board of Directors declared a $0.12 per share dividend for first quarter of fiscal 2007. The Board of Directors also declared an additional cash dividend of $0.06 per share. The dividends are payable on January 5, 2007 to shareholders of record on December 28, 2006. The ex-dividend date is December 26, 2006.

On December 18, 2006, the Fund extended the maturity date on the $1 million Baltic bridge loan from December 22, 2006 to January 5, 2007. This note was then repaid in full on January 5, 2007, including principal and all accrued interest.

On December 22, 2006, the Fund invested $564,716 in Vitality in the form of common stock.

On January 3, 2007, the Fund borrowed $3.0 million on the revolving credit facility under Credit Facility II. The revolving credit facility now has a balance of $18.0 million and the term loan has a balance of $35.0 million.

On January 4, 2007, the Fund’s Valuation Committee determined to increase the fair values of the Fund’s investments in the following portfolio companies by an aggregate amount of approximately $20.8 million*: SIA BM Auto, Baltic Motors Corporation, Dakota Growers Pasta Company, Inc., Octagon Credit Investors, LLC, SGDA Sanierungsgesellschaft für Deponien und Altlasten mbH, Vendio Services, Inc., and Vitality Foodservice, Inc.

Subject to confirmation following the audit, the payment obligation to Mr. Tokarz resulting from the sale of a portion of the Fund’s LLC membership interest in Octagon is expected to be approximately $110,000 (which is expected to be paid during the first quarter of the Fund’s fiscal year 2007).

*  Unaudited.

Report of Independent Registered Accounting Firm

To the Board of Directors and Shareholders of MVC Capital, Inc.:

We have audited the accompanying consolidated balance sheets of MVC Capital, Inc. (the “Fund”), including the consolidated schedule of investments, as of October 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2006, and the selected per share data and ratios for each of the four years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements, the selected per share data and ratios and schedule are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements, selected per share data and ratios and schedule based on our audits. The selected per share data and ratios for the year ended October 31, 2002, were audited by other auditors whose report expressed an unqualified opinion on those selected per share data and ratios.

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

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the consolidated financial position of MVC Capital, Inc. at October 31, 2006 and 2005, and the consolidated results of their operations, cash flows and their changes in net assets for each of the three years in the period ended October 31, 2006 and the selected per share data and ratios for each of the indicated periods, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MVC Capital, Inc.’s internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 5, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
January 5, 2007

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

Management’s Report on Internal Control over Financial Reporting

The management of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, the Fund conducted an evaluation of the effectiveness of the Fund’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Fund’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Fund’s internal control over financial reporting was effective as of October 31, 2006. Management’s assessment of the effectiveness of the Fund’s internal control over financial reporting as of October 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MVC Capital, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control and Financial Reporting, that MVC Capital, Inc. maintained effective internal control over financial reporting as of October 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MVC Capital Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the fund’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that MVC Capital, Inc. maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MVC Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MVC Capital, Inc., including the consolidated schedule of investments, as of October 31, 2006 and 2005, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended October 31, 2006, and the selected per share data and ratios for each of the four years in the period ended October 31, 2006 of MVC Capital, Inc. and our report dated January 5, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP
New York, New York
January 5, 2007

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

In connection with the Fund’s investment in Velocitius, which is described above in Note 7, we have entered into consulting services arrangements with Jasper Energy, LLC (“Jasper”). Under the terms of the arrangements, Jasper provides management consulting services relating to Velocitius’ acquisition of certain wind farms and is to be paid an ongoing monthly service fee of approximately 8,000 euros ($10,000), a fee equal to 9% of the profit distributions attributable to the wind farm projects and a one-time fee equal to 2% of the equity purchase price of the wind farms (estimated currently at 175,000 euros ($220,000)). Mr. Tokarz, our Chairman and Portfolio Manager, has a minority ownership interest in Jasper. Our board of directors, including all of our Independent Directors (Mr. Tokarz recused himself from making a determination on this matter), approved each of the arrangements with Jasper. As a matter of policy, our board of directors has required that any transactions that would be subject to disclosure under this Item 13 must be subject to the advance consideration and approval of the Independent Directors, in accordance with the procedures set forth in Section 57(f) of the 1940 Act.

Item 14.	Principal Accounting Fees and Services

Reference is made to the information with respect to “principal accounting fees and services” to be contained in the 2006 Proxy Statement, which information is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statements, Schedules

Page(s)

(a)(1) Financial Statements
Consolidated Balance Sheets
October 31, 2006 and October 31, 2005	63
Consolidated Schedule of Investments
October 31, 2006	64-65
October 31, 2005	66-67
Consolidated Statement of Operations For the Year Ended October 31, 2006, the Year Ended October 31, 2005, and the Year Ended October 31, 2004	68
Consolidated Statement of Cash Flows For the Year Ended October 31, 2006, the Year Ended October 31, 2005, and the Year Ended October 31, 2004	69
Consolidated Statement of Changes in Net Assets For the Year Ended October 31, 2006, the Year Ended October 31, 2005, and the Year Ended October 31, 2004	71
Consolidated Selected Per Share Data and Ratios For the Year Ended October 31, 2006, the Year Ended October 31, 2005, the Year Ended October 31, 2004, the Year Ended October 31, 2003, and the Year Ended October 31, 2002	72
Notes to Consolidated Financial Statements	73-92
Report of Independent Registered Public Accounting Firm	93
(a)(2) The following financial statement schedules are filed here with:
Schedule 12-14 of Investments in and Advances to Affiliates	100

In addition, there maybe additional information not provided in a schedule because (i) such information is not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3)  The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit
Number	Description

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 99.a filed with the Registrant’s initial Registration Statement on Form N-2 (File No. 333-92287) filed on December 8, 1999)
3.2	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to Exhibit 99.a.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
3.3	Fifth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 99.b. filed with Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-125953) filed on August 29, 2005)
4.1	Form of Share Certificate. (Incorporated by reference to Exhibit 99.d.1 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

Exhibit
Number	Description

10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit 99.e filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.2	Sub-lease for 287 Bowman Avenue, Purchase, NY 10577. (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 8, 2005)
10.3	Agreement between the Registrant and Michael Tokarz. (Incorporated by reference to Exhibit 10.2 filed with Annual Report on Form 10-K (File No. 814-00201) filed on January 29, 2004)
10.4	Investment Advisory and Management Agreement between the Registrant and The Tokarz Group Advisers LLC. Incorporated by reference to Exhibit 99.g filed with the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 29, 2006)
10.5	Form of Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.1 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.6	Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)
10.7	Form of Custodian Agreement between Registrant and LaSalle Bank National Association. (Incorporated by reference to Exhibit 99.j.3 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.8	Form of Registrar, Transfer Agency and Service Agreement with Registrant and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 99.k(1) filed with the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-92287) filed on February 11, 2000)
10.9	Form of Transfer Agency Letter Agreement with Registrant and EquiServe Trust Company, N.A. (Incorporated by reference to Exhibit 99.k.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.10	Form of Loan Agreement with Registrant and LaSalle Bank National Association. (Incorporated by reference to Exhibit 99.k.3 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.11	Form of Amendment to Loan Agreement with Registrant and LaSalle Bank National Association. (Incorporated by reference to Exhibit 10.10 filed with Annual Report on Form 10-K (File No. 814-00201) filed on December 22, 2005)
10.12	Form of Custody Account Pledge Agreement with Registrant and LaSalle Bank National Association. (Incorporated by reference to Exhibit 99.k.4 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.13	Form of Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.6 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)
10.14	Form of Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.7 filed with Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)
10.15	Form of Credit Agreement with Registrant and Guggenheim Corporate Funding, LLC et al. (Incorporated by reference to Exhibit10 filed with Registrant’s Quarterly Report on Form 10Q (File No. 814-00201) filed on June 9, 2006)
14	Joint Code of Ethics of the Registrant and The Tokarz Group LLC. (Incorporated by reference to Exhibit 99r filed with the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 29, 2006)

Exhibit
Number	Description

31*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Filed herewith

(b) Exhibits

Exhibit No.	Exhibit

31	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(c) Financial Statement Schedules

Schedule 12-14

MVC Capital, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliaties

		Amount of Interest
		or Dividends Credited		October 31,	Gross	Gross	October 31,
Portfolio Company	Investment(1)	to Income(5)	Other(2)	2005 Value	Additions(3)	Reductions(4)	2006 Value

Companies More than 25% owned
auto MOTOL BENI	Common Stock	—	—	—	2,000,000	—	2,000,000
(Automotive Dealership)
Baltic Motors Corporation	Loan	456,250	—	4,500,000	—	—	4,500,000
(Automotive Dealership)	Loan	11,333	—	—	1,000,000	—	1,000,000
	Bridge Loan	15,833	—	—	3,500,000	(3,500,000)	—
	Common Stock	—	—	7,500,000	13,655,000	—	21,155,000
Ohio Medical Corporation	Common Stock	—	—	17,000,000	9,200,000	—	26,200,000
(Medical Device Manufacturer)
SGDA Sanierungsgesellschaft fur Deponien und Altlasten	Loan	408,895	—	4,304,560	1,685,150	—	5,989,710
(Soil Remediation)	Revolver	74,023	—	1,237,700	370,600	(1,608,300)	—
	Bridge Loan	6,300	—	—	300,000	(300,000)	—
	Common Equity Interest	—	—	315,000	23,551	—	338,551
	Preferred Equity Interest	—	—	—	5,000,000	—	5,000,000
SIA BM Auto	Common Stock	—	—	—	8,000,000	—	8,000,000
(Automotive Dealership)	Loan	165,900	—	—	7,000,000	(7,000,000)	—
Summit Research Labs, Inc.	Loan	150,444	—	—	5,044,813	—	5,044,813
(Specialty Chemical)	Preferred Stock	—	—	—	11,200,000	—	11,200,000
Timberland Machines & Irrigation, Inc.	Loan	1,039,760	—	6,318,684	289,175	—	6,607,859
(Distributer — Landscaping & Irrigation Equipment)	Revolver	347,554	—	3,250,000	500,000	(920,291)	2,829,709
	Common Stock	—	—	4,500,000	920,291	(1,000,000)	4,420,291
	Warrants	—	—	—	—	—	—
Turf Products, LLC	Loan	1,049,262	—	—	7,676,331	—	7,676,331
(Distributer — Landscaping & Irrigation Equipment)	LLC Interest	—	—	—	6,074,750	(252,957)	5,821,793
	Warrant	—	—	—	—	—	—
Vendio Services, Inc.	Common Stock	—	—	—	—	—	—
(Technology)	Preferred Stock	—	—	2,700,000	700,000	—	3,400,000
Vestal Manufacturing Enterprises, Inc.	Loan	107,467	—	900,000	—	(100,000)	800,000
(Iron Foundries)	Common Stock	132,545	—	3,700,000	—	—	3,700,000
Velocitius B.V	Revolver	478	—	—	143,614	—	143,614
(Renewable Energy)	Common Equity Interest	—	—	—	2,966,765	—	2,966,765
Total companies more than 25% owned		$3,966,044					$128,794,436

MVC Capital, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliaties — (Continued)

		Amount of Interest
		or Dividends Credited		October 31,	Gross	Gross	October 31,
Portfolio Company	Investment(1)	to Income(5)	Other(2)	2005 Value	Additions(3)	Reductions(4)	2006 Value

Companies More than 5% owned, but less than 25%
Dakota Growers Pasta Company, Inc.	Common Stock	36,364	—	5,514,000	3,443,880	—	8,957,880
(Manufacturer of Packged Food)
Endymion Systems, Inc.	Preferred Stock	—	—	—	—	—	—
(Technology Investments)
Harmony Pharmacy & Health Center, Inc.	Loan	7,444	—	—	200,000	(200,000)	—
(Healthcase — Retail)	Common Stock	—	—	—	750,000	—	750,000
Impact Confections, Inc.	Loan	907,468	—	5,228,826	239,297	—	5,468,123
(Confections Manufacturing & Distribution)	Loan	28,768	—	325,000	—	—	325,000
	Common Stock	—	—	2,700,000	—	—	2,700,000
Marine Exhibition Corporation	Loan	346,141	—	—	10,091,111	—	10,091,111
(Theme Park)	Preferred Stock*	53,478	—	—	2,035,652	—	2,035,652
ProcessClaims, Inc.	Preferred Stock	—	—	2,000,000	—	(2,000,000)	—
(Technology)	Preferred Stock	—	—	400,000	—	(400,000)	—
	Warrants	—	—	—	—	—	—
Octagon Credit Investors, LLC	Loan	1,244,315	—	4,664,794	5,568,803	(5,233,597)	5,000,000
(Financial Services)	Revolver	30,830	—	—	3,750,000	(500,000)	3,250,000
	LLC Interest	—	—	1,228,038	1,911,171	(1,211,277)	1,927,932
	Warrants	—	—	1,069,457	—	(1,069,457)	—
Phoenix Coal Corporation	Loan	357,407	—	—	7,088,615	—	7,088,615
(Coal Processing and Production)	Common Stock	—	—	—	1,000,000	—	1,000,000
Previsor	Common Stock	—	—	—	6,000,000	—	6,000,000
(Human Capital Management)
Vitality Foodservice, Inc.	Common Stock	—	—	5,000,000	3,500,000	—	8,500,000
(Non-Alcoholic Beverages)	Preferred Stock	—	—	10,517,984	535,843	—	11,053,827
	Warrants	—	—	700,000	400,000	—	1,100,000
Yaga, Inc.	Preferred Stock	—	—	—	—	—	—
(Technology)	Preferred Stock	—	—	—	—	—	—
Total companies more than 5% owned, but less than 25%		$3,012,214					$75,248,140

This schedule should be read in conjunction with the Fund’s consolidated statements as of and for the year ended October 31, 2006, including the consolidated schedule of investments.

(1)	Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common and preferred stock is shown in the consolidated schedule of investments as of October 31, 2006.

MVC Capital, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliaties — (Continued)

(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.

(3)	Gross additions includes increases in the cost basis of investments resulting from new portfolio investments, paid-kind-interest or dividends, the amortization of discounts and closing fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also includes net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)	Gross reductions included decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)	Represents the total amount of interest or dividends credited to income for portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.

*	All or a portion of the dividend income on this investment was or will be paid in the form of additional securities or by increasing the liquidation preference. Dividends paid-in-kind are also included in the Gross Additions for the investment, as applicable.

The accompanying notes are an integral part of these consolidated financial statements.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Michael Tokarz (Michael Tokarz)	Chairman (Principal Executive Officer) and Director	Date: January 3, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Tokarz (Michael Tokarz)	Chairman (Principal Executive Officer) and Director	Date: January 3, 2007

/s/ Peter Seidenberg (Peter Seidenberg)	Chief Financial Officer	Date: January 3, 2007

/s/ Gerald Hellerman (Gerald Hellerman)	Director	Date: January 3, 2007

/s/ Robert C. Knapp (Robert C. Knapp)	Director	Date: January 3, 2007

/s/ William E. Taylor (William E. Taylor)	Director	Date: January 3, 2007

/s/ Emilio Dominianni (Emilio Dominianni)	Director	Date: January 3, 2007