Form 10-Q
period 2007-01-31
MVC CAPITAL, INC.
filed 2007-03-09
CIK 1099941

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
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

There were 24,099,939 shares of the registrant’s common stock, $.01 par value, outstanding as of March 8, 2007.

MVC Capital, Inc.
(A Delaware Corporation)

Index

Part I. Consolidated Financial Information

Item 1.	Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.
Consolidated Balance Sheets

	January 31,	October 31,
	2007	2006
	(Unaudited)

ASSETS
Assets
Cash and cash equivalents	$39,366,078	$66,217,123
Investments at fair value (cost $303,543,993 and $286,850,759)
Non-control/Non-affiliated investments (cost $118,323,734 and $108,557,066)	81,463,881	71,848,976
Affiliate investments (cost $73,920,867 and $71,672,386)	80,927,731	75,248,140
Control investments (cost $111,299,392 and $106,621,307)	150,835,402	128,794,436

Total investments at fair value	313,227,014	275,891,552
Dividends, interest and fees receivable	1,730,585	1,617,511
Prepaid expenses	2,883,840	2,597,547
Prepaid taxes	28,630	—
Deferred tax	528,367	548,120
Deposits	8,428,550	120,000
Other assets	46,345	54,796

Total assets	$366,239,409	$347,046,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Revolving credit facility	$50,000,000	$50,000,000
Term loan	50,000,000	50,000,000
Provision for incentive compensation (Note 8)	10,588,101	7,172,352
Management fee payable	1,634,644	—
Employee compensation and benefits	—	1,635,600
Other accrued expenses and liabilities	867,678	774,048
Professional fees	388,008	402,133
Consulting fees	86,209	70,999
Taxes payable	—	33,455
Directors’ fees	(35,627)	(35,312)

Total liabilities	113,529,013	110,053,275

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 19,099,939 and 19,093,929 shares outstanding, respectively	231,459	231,459
Additional paid-in-capital	353,507,320	353,479,871
Accumulated earnings	20,456,901	22,026,261
Dividends paid to stockholders	(25,030,272)	(21,592,946)
Accumulated net realized loss	(73,012,633)	(73,016,601)
Net unrealized appreciation (depreciation)	9,683,021	(10,959,207)
Treasury stock, at cost, 4,046,009 and 4,052,019 shares held, respectively	(33,125,400)	(33,175,463)

Total shareholders’ equity	252,710,396	236,993,374

Total liabilities and shareholders’ equity	$366,239,409	$347,046,649

Net asset value per share	$13.23	$12.41

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations
(Unaudited)

	For the Quarter	For the Quarter
	Ended	Ended
	January 31,	January 31,
	2007	2006

Operating Income:
Dividend income
Affiliate investments	$212,437	$378,198

Total dividend income	212,437	378,198

Interest income
Non-control/Non-affiliated investments	2,417,346	1,612,036
Affiliate investments	991,125	443,079
Control investments	1,107,004	816,084

Total interest income	4,515,475	2,871,199

Fee income
Non-control/Non-affiliated investments	282,723	319,067
Affiliate investments	117,572	71,589
Control investments	256,556	461,996

Total fee income	656,851	852,652

Other income	24,472	121,604

Total operating income	5,409,235	4,223,653

Operating Expenses:
Incentive compensation (Note 8)	3,525,967	1,550,889
Management fee	1,634,644	—
Interest, fees and other borrowing costs	1,128,416	8,562
Legal fees	158,000	125,001
Insurance	118,500	129,706
Other expenses	116,503	88,504
Audit fees	84,000	82,705
Directors fees	60,000	36,501
Administration	57,362	38,574
Consulting fees	31,500	30,000
Printing and postage	24,300	18,675
Public relations fees	19,650	21,600
Facilities	—	165,314
Employee compensation and benefits	—	650,453

Total operating expenses	6,958,842	2,946,484
Net operating income (loss) before taxes	(1,549,607)	1,277,169

Tax (Benefit) Expenses:
Deferred tax expense (benefit)	19,753	(3,713)
Current tax expense	—	108,602

Total tax expense	19,753	104,889

Net operating income (loss)	(1,569,360)	1,172,280

Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gain (loss) on investments
Non-control/Non-affiliated investments	3,968	71,152
Affiliate investments	—	(2,300,000)

Total net realized gain (loss) on investments	3,968	(2,228,848)
Net change in unrealized appreciation on investments	20,642,228	13,363,288

Net realized and unrealized gain on investments	20,646,196	11,134,440

Net increase in net assets resulting from operations	$19,076,836	$12,306,720

Net increase in net assets per share resulting from operations	$1.00	$0.65

Dividends declared per share	$0.18	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Quarter	For the Quarter
	Ended	Ended
	January 31,	January 31,
	2007	2006

Cash flows from Operating Activities:
Net increase in net assets resulting from operations	$19,076,836	$12,306,720
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Realized (gain) loss	(3,968)	2,228,848
Net change in unrealized (appreciation) depreciation	(20,642,228)	(13,363,288)
Amortization of discounts and fees	(34,729)	(72,934)
Increase in accrued payment-in-kind dividends and interest	(762,782)	(432,530)
Increase in allocation of flow through income	(14,022)	(40,214)
Changes in assets and liabilities:
Interest and fees receivable	(113,074)	(184,453)
Deposit for investment	—	(13,223,814)
Prepaid expenses	(286,293)	74,689
Prepaid taxes	(28,630)	—
Deferred tax	19,753	(3,713)
Deposits	(8,308,550)	(150,000)
Other assets	8,451	8,451
Payable for investment purchased	—	167,388
Incentive Compensation (Note 8)	3,415,749	1,550,889
Liabilities	59,989	(302,781)
Purchases of equity investments	(2,335,614)	(4,416,837)
Purchases of debt instruments	(23,655,069)	(19,370,600)
Purchases of short term investments	—	(46,229,910)
Proceeds from debt instruments	10,112,950	3,354,743
Sales/maturities of short term investments	—	83,445,244

Net cash provided (used) by operating activities	(23,491,231)	5,345,898

Cash flows from Financing Activities:
Distributions to shareholders paid	(3,359,814)	(2,290,616)
Net borrowings under (repayments on) revolving credit facility	—	10,000,000

Net cash provided (used) for financing activities	(3,359,814)	7,709,384

Net change in cash and cash equivalents for the period	(26,851,045)	13,055,282

Cash and cash equivalents, beginning of period	66,217,123	26,297,190

Cash and cash equivalents, end of period	$39,366,078	$39,352,472

During the quarters ended January 31, 2007 and 2006, MVC Capital, Inc. paid $880,021, and $0 in interest expense, respectively.

During the quarters ended January 31, 2007 and 2006, MVC Capital, Inc. paid $62,085, and $0 in income taxes, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Non-cash activity:

During the quarters ended January 31, 2007 and 2006, MVC Capital, Inc. recorded payment in kind (PIK) dividend and interest of $762,782, and $432,530, respectively. This amount was added to the principal balance of the investments and recorded as interest/dividend income.

During the quarters ended January 31, 2007 and 2006, MVC Capital, Inc. was allocated $24,472, and $70,181, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of this amount, $10,450, and $29,967, respectively, was received in cash and the balance of $14,022, and $40,214, respectively, was undistributed and therefore increased the cost of the investment.

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

On November 1, 2006, MVC Capital, Inc. re-issued 2,326 shares of treasury stock, in lieu of a cash distribution totaling $28,871, in accordance with the Fund’s dividend reinvestment plan.

On January 2, 2007, MVC Capital, Inc. re-issued 3,684 shares of treasury stock, in lieu of a cash distribution totaling $48,641, in accordance with the Fund’s dividend reinvestment plan.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Quarter Ended	For the Quarter Ended	For the Year Ended
	January 31, 2007	January 31, 2006	October 31, 2006
	(Unaudited)	(Unaudited)

Operations:
Net operating income (loss)	$(1,569,360)	$1,172,280	$3,780,622
Net realized gain (loss)	3,968	(2,228,848)	5,221,390
Net change in unrealized appreciation	20,642,228	13,363,288	38,334,356

Net increase in net assets from operations	19,076,836	12,306,720	47,336,368

Shareholder Distributions:
Distributions to shareholders	(3,437,326)	(2,290,616)	(9,163,765)

Net decrease in net assets from shareholder distributions	(3,437,326)	(2,290,616)	(9,163,765)

Capital Share Transactions:
Reissuance of treasury stock in lieu of cash dividend	77,512	19,818	81,771

Net increase in net assets from capital share transactions	77,512	19,818	81,771

Total increase in net assets	15,717,022	10,035,922	38,254,374

Net assets, beginning of period	236,993,374	198,739,000	198,739,000

Net assets, end of period	$252,710,396	$208,774,922	$236,993,374

Common shares outstanding, end of period	19,099,939	19,088,470	19,093,929

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Quarter Ended		For the Quarter Ended		For the Year Ended
	January 31, 2007		January 31, 2006		October 31, 2006
	(Unaudited)		(Unaudited)

Net asset value, beginning of period	$12.41		$10.41		$10.41
Gain (loss) from operations:
Net operating income (loss)	(0.08)		0.06		0.20
Net realized and unrealized gain (loss) on investments	1.08		0.59		2.28

Total gain (loss) from investment operations	1.00		0.65		2.48

Less distributions from:
Income	(0.18)		(0.12)		(0.48)

Total distributions	(0.18)		(0.12)		(0.48)

Net asset value, end of period	$13.23		$10.94		$12.41

Market value, end of period	$15.26		$12.00		$13.08

Market premium (discount)	15.34%		9.69%		5.40%
Total Return — At NAV(a)	8.17%		6.24%		24.23%
Total Return — At Market(a)	18.24%		7.73%		20.75%
Ratios and Supplemental Data:
Net assets, end of period (in thousands)	$252,710		$208,775		$236,993
Ratios to average net assets:
Expenses	11.51	%(b)	6.01	%(b)	6.85%
Expenses excluding tax expense (benefit)	11.48	%(b)	5.80	%(b)	6.78%
Expenses excluding incentive compensation	5.69	%(b)	2.96	%(b)	4.03%
Expenses excluding incentive compensation, interest and other borrowing costs	3.83	%(b)	2.94	%(b)	3.29%
Net operating income (loss)	(2.59	)%(b)	2.31	%(b)	1.76%
Net operating income (loss) before tax expense (benefit)	(2.56	)%(b)	2.52	%(b)	1.83%
Net operating income (loss) before incentive compensation	3.23	%(b)	5.36	%(b)	4.58%
Net operating income (loss) before incentive compensation, interest and other borrowing costs	5.09	%(b)	5.38	%(b)	5.32%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period.

(b)	Annualized

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
January 31, 2007
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments — 32.24% (a, c, g, f)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares)(d)		$5,000,003	$—
Amersham Corp.	Manufacturer of Precision — Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010(h)	$2,473,521	2,473,521	2,473,521
		Second Lien Seller Note 16.0000%, 06/30/2013(b, h)	2,732,640	2,732,640	2,732,640

				5,206,161	5,206,161

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012(b, h)	10,092,573	9,921,931	10,092,573
		Term Loan A 9.6200%, 07/18/2011(h)	2,820,000	2,772,468	2,772,468
		Term Loan B 11.7700%, 07/18/2011(h)	2,000,000	1,966,427	1,966,427

				14,660,826	14,831,468

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares)(d)		4,520,350	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares)(d)		15,000,000	5,000,000
Henry Company	Building Products/Specialty Chemicals	Term Loan A 8.8256%, 04/06/2011(h)	2,904,459	2,904,459	2,904,459
		Term Loan B 13.0756%, 04/06/2011(h)	2,000,000	2,000,000	2,000,000

				4,904,459	4,904,459

HuaMei Capital Company	Financial Services	Convertible Promissory Note 0.0000%, 05/22/2007(d, h)	200,000	200,000	200,000
Innovative Brands, LLC	Consumer Products	Term Loan 11.1250%, 09/22/2011(h)	14,962,500	14,962,500	14,962,500
JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009(b, h)	3,070,850	3,027,542	3,070,850
Levlad Arbonne International, LLC	Consumer Products	Second Lien Note 11.8638%, 12/19/2013(h)	10,000,000	10,122,412	10,000,000
MainStream Data	Technology Investments	Common Stock (5,786 shares)(d)		3,750,000	—
SafeStone Technologies PLC	Technology Investments	Preferred Stock (2,106,378 shares)(d, e)		4,015,402	—
Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares)(d)		10,000,000	—
SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 13.3500%, 03/31/20101(h)	3,059,300	3,010,374	3,059,300
		Senior Subordinated Debt 16.0000%, 03/31/2012(b, h)	13,084,643	12,792,891	13,084,643

				15,803,265	16,143,943

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013(h)	1,320,500	1,326,814	1,320,500
		Term Loan 8.7500%, 10/06/2013(h)	619,000	619,000	619,000
		Term Loan 8.7500%, 01/19/2014(h)	705,000	705,000	705,000

				2,650,814	2,644,500

Total Safety U.S., Inc.	Engineering Services	First Lien Loan 8.3600%, 12/08/2012(h)	1,000,000	1,000,000	1,000,000
		Second Lien Loan 11.8600%, 12/08/2013(h)	3,500,000	3,500,000	3,500,000

				4,500,000	4,500,000

Sub Total Non-control /Non-affiliated investments				118,323,734	81,463,881

Affiliate investments — 31.03% (a, c, g, f)
Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,081,195 shares)		5,879,242	10,811,950
Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—
Impact Confections, Inc.	Confections Manufacturing and Distribution	Senior Subordinated Debt 17.0000%, 07/30/2009(b, h)	5,530,145	5,457,760	5,530,145
		Senior Subordinated Debt 9.3500%, 07/29/2008(h)	325,000	321,765	325,000
		Common Stock (252 shares)(d)		2,700,000	2,700,000

				8,479,525	8,555,145

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)
January 31, 2007
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013(b, h)	$10,194,265	$10,010,368	$10,194,265
		Convertible Preferred Stock (20,000 shares)(b)		2,076,365	2,076,365

				12,086,733	12,270,630

Octagon Credit Investors, LLC	Financial Services	Term Loan 9.6000%, 12/31/2011(h)	5,000,000	4,934,457	5,000,000
		Revolving Line of Credit 9.6000%, 12/31/2011(h)	2,850,000	2,850,000	2,850,000
		Limited Liability Company Interest		908,118	3,183,022

				8,692,575	11,033,022

Phoenix Coal Corporation	Coal Processing and Production	Second Lien Note 15.0000%, 06/08/2011(b, h)	7,179,192	7,057,439	7,179,192
		Common Stock (1,666,667)(d)		1,000,000	1,000,000

				8,057,439	8,179,192

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares)(d)		6,000,000	6,000,000
Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares)(d)		5,564,716	9,064,716
		Preferred Stock (1,000,000 shares)(b, h)		9,660,637	11,413,076
		Warrants(d)		—	1,100,000

				15,225,353	21,577,792

Sub Total Affiliate investments				71,420,867	78,427,731

Control investments — 60.68% (a, c, g, f)
auto MOTOL BENI	Automotive Dealership	Common Stock (200 shares)(d, e)		$2,000,000	$2,000,000
Baltic Motors Corporation	Automotive Dealership	Senior Subordinated Debt 10.0000%, 06/24/2007(e, h)	$4,500,000	4,500,000	4,500,000
		Common Stock (60,684 shares)(d, e)		8,000,000	30,529,000

				12,500,000	35,029,000

Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Revolving Credit Facility 10.0000%, 12/01/09(h)		1,750,000	1,750,000
		Common Stock (2,000,000 shares)(d)		750,000	750,000

				2,500,000	2,500,000

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest(d)		70,898	70,898
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares)(d)		17,000,000	26,200,000
SGDA Sanierungsgesellschaft fur Deponien und Altlasten	Soil Remediation	Term Loan 7.0000%, 08/25/2009(e, h)	6,187,350	6,007,295	6,007,295
		Common Equity Interest(d, e)		438,551	560,000
		Preferred Equity Interest(d, e)		5,000,000	5,000,000

				11,445,846	11,567,295

SIA BM Auto	Automotive Dealership	Common Stock (47,300 shares)(d, e)		8,000,000	12,680,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012(b, h)	5,135,598	5,043,312	5,135,598
		Preferred Stock (800 shares) (d)		11,200,000	11,200,000

				16,243,312	16,335,598

Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 12.0000%, 08/04/2009 (b, h)	6,666,244	6,614,950	6,666,244
		Junior Revolving Line of Credit 12.5000%, 07/07/2007(h)	4,000,000	4,000,000	4,000,000
		Common Stock (542 shares) (d)		5,420,291	4,420,291
		Warrants (d)		—	—

				16,035,241	15,086,535

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)
January 31, 2007
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Turf Products, LLC	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	$7,676,330	$7,630,348	$7,676,330
		Junior Revolving Line of Credit 12.5000%, 05/01/2008(h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,821,794	5,821,794
		Warrants (d)		—	—

				12,452,142	14,498,124

Velocitius B.V.	Renewable Energy	Revolving Line of Credit 8.0000%, 10/31/2009 (e, h)	201,187	201,187	201,187
		Common Equity Interest (d, e)		2,966,765	2,966,765

				3,167,952	3,167,952

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d)		5,500,000	—
		Preferred Stock (6,443,188 shares) (d)		1,134,001	6,600,000

				6,634,001	6,600,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011(h)	700,000	700,000	700,000
		Common Stock (81,000 shares) (d)		1,850,000	3,700,000

				2,550,000	4,400,000

WBS Carbons Acquisitions Corp.	Specialty Chemicals	Bridge Loan 5.0000%, 11/22/2011 (b, h)	1,600,000	1,600,000	1,600,000
		Common Stock (400 shares) (d)		1,600,000	1,600,000

				3,200,000	3,200,000

Sub Total Control Investments				113,799,392	153,335,402

TOTAL INVESTMENT ASSETS 123.95%(f)				$303,543,993	$313,227,014

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except auto MOTOL BENI, Baltic Motors Corporation, Safestone Technologies PLC, SGDA Sanierungsgesellschaft fur Deponien und Altlasten,SIA BM Auto and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $252,710,396 as of January 31, 2007.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

—	Denotes zero cost/fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2006

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments — 30.32% (a, c, g, f)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d)		$5,000,003	$—
Amersham Corp.	Manufacturer of Precision — Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010(h)	$2,473,521	2,473,521	2,473,521
		Second Lien Seller Note 16.0000%, 06/30/2013 (b, h)	2,627,538	2,627,538	2,627,538

				5,101,059	5,101,059

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b, h)	10,041,165	9,862,650	10,041,165
		Term Loan A 9.6500%, 07/18/2011(h)	2,910,000	2,858,549	2,858,549
		Term Loan B 11.8000%, 07/18/2011(h)	2,000,000	1,964,638	1,964,638

				14,685,837	14,864,352

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d)		4,520,350	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d)		15,000,000	5,000,000
Henry Company	Building Products / Specialty Chemicals	Term Loan A 8.8244%, 04/06/2011(h)	3,000,000	3,000,000	3,000,000
		Term Loan B 13.0744%, 04/06/2011(h)	2,000,000	2,000,000	2,000,000

				5,000,000	5,000,000

Innovative Brands, LLC	Consumer Products	Term Loan 11.1250%, 09/22/2011(h)	15,000,000	15,000,000	15,000,000
JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009 (b, h)	3,035,844	2,988,002	3,035,844
MainStream Data	Technology Investments	Common Stock (5,786 shares) (d)		3,750,000	—
SafeStone Technologies PLC	Technology Investments	Preferred Stock (2,106,378 shares) (d, e)		4,015,402	—
Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d)		10,000,000	—
SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 13.3244%, 03/31/2011(h)	3,059,300	3,007,411	3,059,300
		Senior Subordinated Debt 16.0000%, 03/31/2012 (b, h)	12,959,013	12,653,021	12,959,013

				15,660,432	16,018,313

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013(h)	1,320,500	1,327,073	1,320,500
		Term Loan 8.7500%, 10/06/2013(h)	619,000	619,000	619,000

				1,946,073	1,939,500

Total Safety U.S., Inc.	Engineering Services	Term Loan A 9.8300%, 12/31/2010(h)	4,908,257	4,908,257	4,908,257
		Term Loan B 13.8300%, 12/31/2010(h)	981,651	981,651	981,651

				5,889,908	5,889,908

Sub Total Non-control /Non-affiliated investments				108,557,066	71,848,976

Affiliate investments — 31.75% (a, c, g, f)
Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,081,195 shares)		5,879,242	8,957,880
Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—
Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Common Stock (2,000,000 shares) (d)		750,000	750,000
Impact Confections, Inc.	Confections Manufacturing and Distribution	Senior Subordinated Debt 17.0000%, 07/30/2009 (b, h)	5,468,123	5,390,649	5,468,123
		Senior Subordinated Debt 9.3244%, 07/29/2008(h)	325,000	321,218	325,000
		Common Stock (252 shares) (d)		2,700,000	2,700,000

				8,411,867	8,493,123

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	10,091,111	9,899,988	10,091,111
		Convertible Preferred Stock (20,000 shares)(b)		2,035,652	2,035,652

				11,935,640	12,126,763

Octagon Credit Investors, LLC	Financial Services	Term Loan 9.5744%, 12/31/2011(h)	5,000,000	4,931,096	5,000,000
		Revolving Line of Credit 9.5744%, 12/31/2011(h)	3,250,000	3,250,000	3,250,000
		Limited Liability Company Interest		894,095	1,927,932

				9,075,191	10,177,932

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (1,666,667)(d)		1,000,000	1,000,000
		Second Lien Note 15.0000%, 06/08/2011(b, h)	7,088,615	6,959,809	7,088,615

				7,959,809	8,088,615

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares)(d)		6,000,000	6,000,000
Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (500,000 shares)(d)		5,000,000	8,500,000
		Preferred Stock (1,000,000 shares)(b, h)		9,660,637	11,053,827
		Warrants(d)		—	1,100,000

				14,660,637	20,653,827

Sub Total Affiliate investments				71,672,386	75,248,140

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)
October 31, 2006

Company	Industry	Investment	Principal	Cost	Fair Value

Control investments — 54.34% (a, c, g, f)
auto MOTOL BENI	Automotive Dealership	Common Stock (200 shares)(d, e)		$2,000,000	$2,000,000
Baltic Motors Corporation	Automotive Dealership	Senior Subordinated Debt 10.0000%, 06/24/2007(e, h)	$4,500,000	4,500,000	4,500,000
		Bridge Loan 12.0000%, 12/22/2006(e, h)	1,000,000	1,000,000	1,000,000
		Common Stock (60,684 shares)(d, e)		8,000,000	21,155,000

				13,500,000	26,655,000

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares)(d)		17,000,000	26,200,000
SGDA Sanierungsgesellschaft fur Deponien und Altlasten	Soil Remediation	Term Loan 7.0000%, 08/25/2009(e, h)	6,187,350	5,989,710	5,989,710
		Common Equity Interest(d, e)		338,551	338,551
		Preferred Equity Interest(d, e)		5,000,000	5,000,000

				11,328,261	11,328,261

SIA BM Auto	Automotive Dealership	Common Stock (47,300 shares)(d, e)		8,000,000	8,000,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012(b, h)	5,044,813	4,948,327	5,044,813
		Preferred Stock (800 shares)(d)		11,200,000	11,200,000

				16,148,327	16,244,813

Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and	Senior Subordinated Debt 14.4260%, 08/04/2009(b, h)	6,607,859	6,551,408	6,607,859
	Irrigation Equipment	Junior Revolving Line of Credit 12.5000%, 07/07/2007(h)	2,829,709	2,829,709	2,829,709
		Common Stock (542 shares)(d)		5,420,291	4,420,291
		Warrants(d)		—	—

				14,801,408	13,857,859

Turf Products, LLC	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010(b, h)	7,676,330	7,627,137	7,676,330
		Limited Liability Company Interest(d)		3,821,794	5,821,794
		Warrants(d)		—	—

				11,448,931	13,498,124

Velocitius B.V	Renewable Energy	Common Equity Interest(d, e)		2,966,765	2,966,765
		Revolving Line of Credit 8.0000%, 10/31/2009(e, h)	143,614	143,614	143,614

				3,110,379	3,110,379

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares)(d)		5,500,000	—
		Preferred Stock (6,443,188 shares)(d)		1,134,001	3,400,000

				6,634,001	3,400,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011(h)	800,000	800,000	800,000
		Common Stock (81,000 shares)		1,850,000	3,700,000

				2,650,000	4,500,000

Sub Total Control Investments				106,621,307	128,794,436

TOTAL INVESTMENT ASSETS 116.41%(f)				$286,850,759	$275,891,552

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except auto MOTOL BENI, Baltic Motors Corporation, Safestone Technologies PLC, SGDA Sanierungsgesellschaft fur Deponien und Altlasten,SIA BM Auto and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $236,993,374 as of October 31, 2006.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

—	Denotes zero cost/fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements

January 31, 2007
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Certain amounts have been reclassified to adjust to current period presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2006, as filed with the United States Securities and Exchange Commission (the “SEC”) on January 10, 2007 (File No. 814-00201).

2.	Consolidation

On July 16, 2004, the Company formed a wholly-owned subsidiary, MVC Financial Services, Inc. (“MVCFS”). MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Company, the Company’s portfolio companies and other entities. MVCFS had opening equity of $1 (100 shares at $0.01 per share). The Company does not hold MVCFS for investment purposes and does not intend to sell MVCFS. In the consolidation, all intercompany accounts have been eliminated.

3.	Investment Classification

As required by the Investment Company Act of 1940, as amended (the “1940 Act”), we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that we are deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of us, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under that 1940 Act, we are deemed to control a company in which we have invested if we own 25% or more of the voting securities of such company or have greater than 50% representation on its board. We are deemed to be an affiliate of a company in which we have invested if we own 5% or more and less than 25% of the voting securities of such company.

4.	Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 85.53% of the Company’s total assets at January 31, 2007. As discussed in Note 5, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.

5.	Portfolio Investments

For the Quarter Ended January 31, 2007

During the three months ended January 31, 2007, the Company made five new investments, committing capital totaling approximately $18.1 million. The investments were made in Huamei Capital Company (“Huamei”)

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

($200,000), WBS Carbons Acquisition Corp. (“WBS”) ($3.2 million), Levlad Arbonne International LLC (“Levlad”) ($10.1 million), MVC Partners LLC (“MVC Partners”) ($71,000), and Total Safety U.S., Inc. (“Total Safety”) ($4.5 million).

The Company also made four follow-on investments in existing portfolio companies committing capital totaling approximately $5.7 million. On November 7, 2006, the Company invested $100,000 in SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”) by purchasing an additional common equity interest. On December 22, 2006, the Company purchased an additional 56,472 shares of common stock in Vitality Foodservice, Inc. (“Vitality”) at a cost of approximately $565,000. On January 9, 2007, the Company extended to Turf Products LLC (“Turf”) a $1.0 million junior revolving note. Turf immediately borrowed $1.0 million from the note. On January 11, 2007, the Company provided Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”) a $4.0 million revolving credit facility. Harmony Pharmacy immediately borrowed $1.75 million from the credit facility.

At the beginning of the 2007 fiscal year, the junior revolving note provided to Timberland Machines & Irrigation, Inc. (“Timberland”) had a balance outstanding of approximately $2.8 million. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. Net borrowings during the quarter ended January 31, 2007 were $1.2 million and as of January 31, 2007, the entire $4.0 million facility was borrowed in full.

At October 31, 2006 the balance of the revolving credit facility provided to Octagon Credit Investors, LLC (“Octagon”) was $3.25 million. Net repayments during the quarter ended January 31, 2007 were $400,000 resulting in a balance outstanding of approximately $2.9 million.

On December 1, 2006, the Company received a principal payment of approximately $100,000 from Vestal Manufacturing Enterprises, Inc. (“Vestal”) on the senior subordinated debt. As of January 31, 2007, the balance of the loan was $700,000.

On December, 8, 2006, Total Safety repaid term loan A and term loan B in full including all accrued interest and prepayment fees. The total amount received for term loan A was $5,043,775 and for term loan B was $1,009,628.

On December 12, 2006, Velocitius B.V. (“Velocitius”) borrowed $26,496 from the revolving note. On January 25, 2007, Velocitius borrowed $31,077 from the revolving note. As of January 31, 2007, the balance on the revolving note was $201,187.

On December 29, 2006, the Company received a quarterly principal payment from BP Clothing, LLC (“BP”), on term loan A of $90,000.

On January 1, 2007, the Company received a principal payment of $37,500 on the term loan provided to Innovative Brands, LLC (“Innovative Brands”).

On January 2, 2007, the Company received a principal payment of approximately $96,000 on term loan A from Henry Company (“Henry”).

On January 5, 2007, Baltic Motors Corporation (“Baltic Motors”) repaid the bridge loan in full including all accrued interest. The total amount received from the repayment was $1,033,000.

On January 19, 2007, Storage Canada LLC (“Storage Canada”) borrowed $705,000. The borrowing bears annual interest of 8.75% and has a maturity date of January 19, 2014.

During the three months ended January 31, 2007, the Valuation Committee increased the fair value of the Company’s investments in Baltic Motors common stock by approximately $9.4 million, Dakota Growers Pasta Company, Inc. (“Dakota”) common stock by approximately $1.9 million, Octagon’s membership interest by approximately $1.2 million, SIA BM Auto (“BM Auto”) common stock by $4.7 million, SGDA common equity

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

interest by approximately $121,000, and Vendio Services, Inc. (“Vendio”) preferred stock by $3.2 million. In addition, increases in the cost basis and fair value of the loans to Impact Confections, Inc. (“Impact”), JDC Lighting, LLC (“JDC”), SP Industries, Inc. (“SP”), Timberland, Amersham Corporation (“Amersham”), Phoenix Coal Corporation (“Phoenix”), BP, Turf, Summit Research Labs, Inc. (“Summit”), and the Vitality and Marine Exhibition Corporation (“Marine”) preferred stock were due to the capitalization of payment in kind (PIK) interest/dividends totaling $762,782. Also during the three month period ended January 31, 2007, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of the Company’s investment by $14,022.

At January 31, 2007, the fair value of all portfolio investments was $313.2 million with a cost basis of $303.5 million. At January 31, 2007, the fair value and cost basis of portfolio investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $11.6 million and $55.9 million, respectively. At October 31, 2006, the fair value of all portfolio investments was $275.9 million with a cost basis of $286.9 million. At of October 31, 2006, the fair value and cost basis of Legacy Investments was $8.4 million and $55.9 million, respectively.

For the Year Ended October 31, 2006

During the year ended October 31, 2006, the Company made sixteen new investments, committing capital totaling approximately $142.1 million. The investments were made in Turf ($11.6 million), Strategic Outsourcing, Inc. (“SOI”) ($5.0 million), Henry ($5.0 million), BM Auto ($15.0 million), Storage Canada ($6.0 million), Phoenix ($8.0 million), Harmony Pharmacy ($200,000), Total Safety ($6.0 million), PreVisor Inc. (“PreVisor”) ($6.0 million), Marine ($14.0 million), BP ($15.0 million), Velocitius ($66,290), Summit ($16.2 million), Octagon ($17.0 million), Auto MOTO BENI (“BENI”) ($2.0 million), and Innovative Brands ($15.0 million).

The Company also made eight follow-on investments in existing portfolio companies committing capital totaling approximately $24.2 million. During the year ended October 31, 2006, the Company invested approximately $879,000 in Dakota by purchasing an additional 172,104 shares of common stock at an average price of $5.11 per share. On December 22, 2005, the Company made a follow-on investment in Baltic Motors in the form of a $1.8 million revolving bridge note. Baltic Motors immediately borrowed $1.5 million from the note. On January 12, 2006, Baltic Motors repaid the amount borrowed from the note in full including all unpaid interest. The note matured on January 31, 2006 and has been removed from the Company’s books. On January 12, 2006, the Company provided SGDA a $300,000 bridge loan. On March 28, 2006, the Company provided Baltic Motors a $2.0 million revolving bridge note. Baltic Motors immediately borrowed $2.0 million from the note. On April 5, 2006, Baltic Motors repaid the amount borrowed from the note in full including all unpaid interest. The note matured on April 30, 2006 and has been removed from the Company’s books. On April 6, 2006, the Company invested an additional $2.0 million in SGDA in the form of a preferred equity security. On April 25, 2006, the Company purchased an additional common equity security in SGDA for $23,000. On June 30, 2006, the Company invested $2.5 million in Amersham in the form of a second lien loan. On August 4, 2006, the Company invested $750,000 in Harmony Pharmacy in the form of common stock. On September 28, 2006, the Company made another follow-on investment in Baltic Motors in the form of a $1.0 million bridge loan and a $2.0 million equity investment. On October 13, 2006, the Company made a $10.0 million follow-on investment in SP. The $10.0 million was invested in the form of an additional $4.0 million in term loan B and $6.0 million in a mezzanine loan. On October 20, 2006, the Company then assigned $5.0 million of SP’s $8.0 million term loan B to Citigroup Global Markets Realty Corp. On October 24, 2006, the Company invested an additional $3.0 million in SGDA in the form of a preferred equity security. On October 26, 2006, the Company invested an additional $2.9 million in Velocitius in the form of common equity. The Company also provided Velocitius a $260,000 revolving note on October 31, 2006. Velocitius immediately borrowed $143,614 from the note.

At the beginning of the 2006 fiscal year, the revolving credit facility provided to SGDA had an outstanding balance of approximately $1.2 million. During December 2005, SGDA borrowed an additional $70,600 from the

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

credit facility. On April 28, 2006, the Company increased the availability under the revolving credit facility by $300,000. The balance of the bridge loan to SGDA, which would have matured on April 30, 2006, was added to the revolving credit facility and the bridge loan was eliminated from the Company’s books as a part of the refinancing.

On December 21, 2005, Integral Development Corporation (“Integral”) prepaid its senior credit facility from the Company in full. The Company received approximately $850,000 from the prepayment. This amount included all outstanding principal and accrued interest. The Company recorded no gain or loss as a result of the prepayment. Under the terms of the prepayment, the Company returned its warrants to Integral for no consideration.

Effective December 27, 2005, the Company exchanged $286,200, of the $3.25 million outstanding, of the Timberland junior revolving line of credit into 28.62 shares of common stock at a price of $10,000 per share. As a result, as of July 31, 2006, the Company owned 478.62 common shares of Timberland and the funded debt under the junior revolving line of credit was reduced from $3.25 million to approximately $3.0 million.

Effective December 31, 2005, the Company received 373,362 shares of Series E preferred stock of ProcessClaims Inc. (“ProcessClaims”) in exchange for its rights under a warrant issued by ProcessClaims that has been held by the Company since May 2002. On January 5, 2006, the Valuation Committee increased the fair value of the Company’s entire investment in ProcessClaims by $3.3 million to $5.7 million. Please see the paragraph below for more information on ProcessClaims.

On January 3, 2006, the Company exercised its warrant ownership in Octagon, which increased its existing membership interest. As a result, Octagon is now considered an affiliate of the Company.

Due to the dissolution of Yaga Inc. (“Yaga”), one of the Company’s Legacy Investments, the Company realized losses on its investment in Yaga totaling $2.3 million during the nine month period ended July 31, 2006. The Company received no proceeds from the dissolution of Yaga and the Company’s investment in Yaga has been removed from the Company’s books. The Valuation Committee previously decreased the fair value of the Company’s investment in Yaga to zero and as a result, the Company’s realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the removal of Yaga from the Company’s books on the Company’s consolidated statement of operations and NAV at October 31, 2006, was zero.

On February 24, 2006, BP repaid its second lien loan from the Company in full. The amount of the proceeds received from the prepayment was approximately $8.7 million. This amount included all outstanding principal, accrued interest, accrued monitoring fees and an early prepayment fee. The Company recorded no gain or loss as a result of the repayment.

On April 7, 2006, the Company sold its investment in Lumeta Corporation (“Lumeta”) for its carrying value of $200,000. The Company realized a loss on Lumeta of approximately $200,000. However, the Valuation Committee previously decreased the fair value of the Company’s investment in Lumeta to $200,000 and, as a result, the realized loss was offset by a reduction in unrealized losses. Therefore, the net effect of the Company’s sale of its investment in Lumeta on the Company’s consolidated statement of operations and NAV was zero.

On April 21, 2006, BM Auto repaid its bridge loan from the Company in full. The amount of the proceeds received from the repayment was approximately $7.2 million. This amount included all outstanding principal, accrued interest and was net of foreign taxes withheld. The Company recorded no gain or loss as a result of the repayment.

On May 4, 2006, the Company received a working capital adjustment of approximately $250,000 related to the Company’s purchase of a membership interest in Turf. As a result, the Company’s cost basis in the investment was reduced by $250,000.

On May 30, 2006, ProcessClaims, one of the Company’s Legacy Investments, entered into a definitive agreement to be acquired by CCC Information Services Inc. (“CCC”). The acquisition by CCC closed on June 9, 2006. As of June 9, 2006, the Company received net proceeds of approximately $7.9 million. The gross proceeds

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

were approximately $8.3 million of which approximately $400,000 or 5% of the gross proceeds were deposited into a reserve account for one year. Due to the contingencies associated with the escrow, the Company has not presently placed any value on the proceeds deposited in escrow and has therefore not factored such proceeds into the Company’s NAV. The Company’s total investment in ProcessClaims was $2.4 million, which resulted in a capital gain of approximately $5.5 million.

On July 27, 2006, SOI repaid their loan from the Company in full. The amount of the proceeds received from the prepayment was approximately $4.5 million. This amount included all outstanding principal, accrued interest, and an early prepayment fee. The Company recorded no gain or loss as a result of the prepayment.

On August 25, 2006, Harmony Pharmacy repaid their loan from the Company in full. The amount of the proceeds received from the prepayment was $207,444. This amount included all outstanding principal and accrued interest. The Company recorded no gain or loss as a result of the prepayment.

On August 25, 2006, SGDA’s revolving credit facility was added to the term loan, increasing the balance of the term loan by $1.6 million. The revolving credit facility was eliminated from the Company’s books as a result of this refinancing.

Effective September 12, 2006, the Company exchanged $409,091, of the $3.0 million outstanding, of the Timberland junior revolving line of credit into 40.91 shares of common stock at a price of $10,000 per share. Effective September 22, 2006, the Company exchanged $225,000, of the $2.6 million outstanding, of the Timberland junior revolving line of credit into 22.5 shares of common stock at a price of $10,000 per share. On September 22, 2006, Timberland borrowed $500,000 from the junior revolving line of credit. As a result of these transactions, as of October 31, 2006, the Company owned 542.03 common shares of Timberland and the funded debt under the junior revolving line of credit was reduced from $3.0 million to approximately $2.8 million.

On October 2, 2006, Octagon bought-back a total of 15% equity interest from non-service members. This resulted in a sale of a portion of the Company’s LLC member interest to Octagon for proceeds of $1,020,018. The Company realized a gain of $551,092 from this sale.

On October 2, 2006, Octagon repaid their loan and revolving credit facility from the Company in full. The amount of the proceeds received from the prepayment of the loan was approximately $5.4 million. This amount included all outstanding principal, accrued interest, and an unused fee on the revolving credit facility. The Company recorded a gain as a result of these prepayments of approximately $429,000 from the acceleration of amortization of original issue discount.

On October 20, 2006, the Company assigned $5.0 million of SP’s $8.0 million term loan B to Citigroup Global Markets Realty Corp.

On October 30, 2006, JDC repaid $160,116 of principal on the senior subordinated debt.

During the year ended October 31, 2006, the Valuation Committee increased the fair value of the Company’s investments in Baltic Motors common stock by $11.6 million, Dakota common stock by approximately $2.6 million, Turf’s membership interest by $2.0 million, Octagon’s membership interest by approximately $562,000, Ohio common stock by $9.2 million, Foliofn preferred stock by $5.0 million, Vendio preferred stock by $700,000, ProcessClaims preferred stock by $4.8 million and Vitality common stock and warrants by $3.5 million and $400,000, respectively. In addition, increases recorded to the cost basis and fair value of the loans to Amersham, BP, Impact, JDC, Phoenix, SP, Timberland, Turf, Marine, Summit and the Vitality and Marine preferred stock were due to the receipt of payment in kind interest/dividends totaling approximately $2.2 million. Also during the year ended October 31, 2006, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of the Company’s investment by approximately $279,000. During the year ended October 31, 2006, the Valuation Committee also decreased the fair value of the Company’s equity investment in Timberland by $1.0 million. The increase in fair value from payment in kind interest/dividends and flow through income has been approved by the Company’s Valuation Committee.

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

At October 31, 2006, the fair value of all portfolio investments, exclusive of short-term securities, was $275.9 million with a cost basis of $286.9 million. At October 31, 2006, the fair value and cost basis of Legacy Investments were $8.4 million and $55.9 million, respectively. At October 31, 2005, the fair value of all the portfolio investments, exclusive of short-term securities, was $122.3 million with a cost basis of $171.6 million. At October 31, 2005, the fair value and cost basis of the Legacy Investments were $4.0 million and $59.7 million, respectively.

6.	Commitments and Contingencies

Commitments to/for Portfolio Companies:

At January 31, 2007, the Company’s commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.

	Amount	Amount Funded
Portfolio Company	Committed	at January 31, 2007

Timberland	$4.0 million	$4.0 million
Storage Canada	$6.0 million	$2.7 million
Marine	$2.0 million	—
Octagon	$12.0 million	$2.9 million
Velocitius	$260,000	$201,187
Turf	$1.0 million	$1.0 million
Harmony	$4.0 million	$1.75 million

On June 30, 2005, the Company pledged its common stock of Ohio to Guggenheim to collateralize a loan made by Guggenheim to Ohio.

On July 8, 2005 the Company extended Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2007. The Company also receives a fee of 0.25% on the unused portion of the note. As of October 31, 2005, the total amount outstanding on the note was $3.25 million. On December 27, 2005, the Company exchanged $286,200 of the Timberland junior revolving line of credit for 28.62 shares of common stock at a price of $10,000 per share. As of January 31, 2006, the Company owned 478.62 common shares and the funded debt under the junior revolving line of credit has been reduced from $3.25 million to approximately $3.0 million. On September 12, 2006, the Company converted $409,091 of the Timberland junior revolving line of credit into 40.91 shares of common stock at a price of $10,000 per share. Effective September 22, 2006, the Company converted $225,000 of the Timberland junior revolving line of credit into 22.50 shares of common stock at a price of $10,000 per share. As of October 31, 2006 the Company owned 542.03 common shares and the funded debt under the junior revolving line of credit was $2.8 million. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. Net borrowings during the quarter ended January 31, 2007 were $1.2 million and as of January 31, 2007, the entire $4.0 million facility was borrowed in full.

On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment expires after one year, but may be renewed with the consent of both parties. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2006, the outstanding balance of the loan commitment was $2.0 million. Net borrowing during the quarter ended January 31, 2007 were $705,000 resulting in a balance of $2.7 million as of January 31, 2007.

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

On July 11, 2006, the Company extended to Marine a $2.0 million secured revolving note. The note bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the loan. There was no amount outstanding on the revolving note as of January 31, 2007.

On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. At October 31, 2006 the balance of the revolving credit facility provided to Octagon was $3.25 million. Net repayments during the quarter ended January 31, 2007 were $400,000 resulting in a balance outstanding of $2.9 million.

On October 30, 2006, the Company provided a $260,000 revolving line of credit to Velocitius on which Velocitius immediately borrowed $143,614. The revolving line of credit expires on October 31, 2009. The line bears annual interest at 8%. At October 31, 2006, the balance of the revolving line of credit was $143,614. Net borrowings during the quarter ended January 31, 2007 were $57,573. As of January 31, 2007, there was $201,187 outstanding.

On January 9, 2007, the Company extended to Turf a $1.0 million secured junior revolving note. Turf immediately borrowed $1.0 million on the note. The note bears annual interest at 12.5%. The Company also receives a fee of 0.25% of the unused portion of the note. The note expires on May 1, 2008. As of January 31, 2007, there was $1.0 million outstanding on the revolving note.

On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. Harmony Pharmacy immediately borrowed $1.75 million. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. As of January 31, 2007, there was $1.75 million outstanding.

Timberland also has a floor plan financing program administered by Transamerica Commercial Finance Corporation (“Transamerica”). As is typical in Timberland’s industry, under the terms of the dealer financing arrangement, Timberland guarantees the repurchase of product from Transamerica, if a dealer defaults on payment and the underlying assets are repossessed. The Company has agreed to be a limited co-guarantor for up to $500,000 on this repurchase commitment.

Commitments of the Company:

On February 16, 2005, the Company entered into a sublease (the “Sublease”) for a larger space in the building in which the Company’s current executive offices are located. Effective November 1, 2006, the Company subleased its principal executive office to The Tokarz Group Advisers LLC (“TTG Advisers”). The Sublease is scheduled to expire on February 28, 2007. Future payments under the Sublease for TTG Advisers are expected to total approximately $18,750 in fiscal year 2007. The Company’s previous lease was terminated effective March 1, 2005, without penalty. The building in which the Company’s executive offices are located, 287 Bowman Avenue, is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. See Note 7 “Management” for more information on Mr. Tokarz.

On April 27, 2006, the Company and MVCFS, as co-borrowers entered into a new four-year, $100 million credit facility (the “Credit Facility”) with Guggenheim as administrative agent to the lenders. At October 31, 2006, there was $50.0 million in term debt and $50.0 million on the revolving credit facility outstanding. During the quarter ended January 31, 2007, the Company repaid $60.0 million and borrowed $60.0 million on the Credit Facility. As of January 31, 2007, there was $50.0 million in term debt and $50.0 million on the revolving credit facility outstanding. The proceeds from borrowings made under the Credit Facility are expected to be used to fund new and existing portfolio investments, pay fees and expenses related to the financing and for general corporate purposes. The Credit Facility will expire on April 27, 2010, at which time all outstanding amounts under the Credit Facility will be due and payable. Borrowings under the Credit Facility will bear interest, at the Company’s option, at

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

7.	Management

On November 6, 2003, Michael Tokarz assumed his positions as Chairman, Portfolio Manager and Director of the Company. From November 6, 2003 to October 31, 2006, the Company was internally managed. On May 30, 2006, the Company’s board of directors, including all of the Independent Directors (Mr. Tokarz recused himself from making a determination on this matter), unanimously approved the Investment Advisory and Management Agreement (“Advisory Agreement”), which provides for the Company to be managed externally by TTG Advisers, which is controlled exclusively by Mr. Tokarz. On September 7, 2006, shareholders approved the Advisory Agreement at the annual meeting of shareholders.

Effective November 1, 2006, pursuant to the Advisory Agreement, the Company is externally managed by TTG Advisers, which serves as the Company’s investment adviser. Under the terms of the Advisory Agreement, TTG Advisers determines, consistent with the Company’s investment strategy, the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes. TTG Advisers also identifies, and negotiates structure of the Company’s investments (including performing due diligence on prospective portfolio companies), closes and monitors the Company’s investments, determines the securities and other assets purchased, retains or sells and oversees the administration, recordkeeping and compliance functions of the Company and/or third parties performing such functions for the Company. TTG Advisers’ services under the Advisory Agreement are not exclusive, and it may furnish similar services to other entities. Pursuant to the Advisory Agreement, the Company is required to pay TTG Advisers a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. Please see Note 8 “Incentive Compensation” for more information. The base management fee is calculated at 2.0% per annum of the Company’s total assets excluding cash not invested in portfolio companies. The incentive fee consists of two parts: (i) one part is based on our pre-incentive fee net operating income; and (ii) the other part is based on the capital gains realized on our portfolio of securities acquired after November 1, 2003.

Under internal management, Mr. Tokarz was entitled to compensation pursuant to his agreement with the Company, under which the Company was required to pay Mr. Tokarz incentive compensation in an amount equal to the lesser of (a) 20% of the net income of the Company for the fiscal year; or (b) the sum of (i) 20% of the net capital gains realized by the Company in respect of the investments made during his tenure as Portfolio Manager; and (ii) the amount, if any, by which the Company’s total expenses for a fiscal year were less than two percent of the Company’s net assets (determined as of the last day of the period). Please see Note 8 “Incentive Compensation” for more information.

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

8.	Incentive Compensation

Effective November 1, 2006, Mr. Tokarz’s employment agreement with the Company terminated and the obligations under Mr. Tokarz’s agreement were superseded by those under the Advisory Agreement entered into with TTG Advisers. TTG Advisers is entitled to incentive compensation on capital gains realized on portfolio securities acquired after November 1, 2003. Under the Advisory Agreement, the accrual of the provision for incentive compensation is consistent with the accrual that would have been required had the employment agreement with Mr. Tokarz been in effect.

At October 31, 2006, the provision for estimated incentive compensation was $7,172,352. During the three month period ended January 31, 2007, this provision was increased by $3,525,967. The increase in the provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of six of the Company’s portfolio investments: Baltic Motors, Dakota, Octagon, BM Auto, SGDA, and Vitality by a total of $17,629,836. During the year ended October 31, 2006, Mr. Tokarz was paid no cash or other compensation. However, on October 2, 2006, the Company realized a gain of $551,092 from the sale of a portion of the Company’s member interest in Octagon. This transaction triggered an incentive compensation payment obligation to Mr. Tokarz, which payment was not required to be made until the precise amount of the payment obligation was confirmed based on the Company’s completed audited financials for the fiscal year 2006. The payment obligation to Mr. Tokarz from this transaction was $110,218, which was paid on January 12, 2007. After the increase in the provision due to the write-ups and decrease from the payment made to Mr. Tokarz, the reserve balance at January 31, 2007 was $10,588,101. This provision will remain unpaid until net capital gains are realized, if ever, by the Company. Pursuant to the Advisory Agreement, only after a realization event (as is defined under such agreement) may the incentive compensation be paid to TTG Advisers.

9.	Tax Matters

On October 31, 2006, the Company had a net realized capital loss carryforward of $73,524,707 of which $28,213,867 will expire in the year 2010, $4,220,380 will expire in the year 2011, $37,794,910 will expire in the year 2012 and $3,295,550 will expire in the year 2013. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed. As of October 31, 2006, the Company had net unrealized capital losses of $11,593,572. The gross unrealized capital losses totaled $51,934,799. The total net realized capital loss carryforwards and gross unrealized capital losses at October 31, 2006 were $125,459,506.

10.	Dividends and Distributions to Shareholders

As a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), the Company is required to distribute to its shareholders, in a timely manner, at least 90% of its investment company taxable and tax-exempt income each year. If the Company distributes, in a calendar year, at least 98% of its ordinary income for such calendar year and its capital gain net income for the 12-month period ending on October 31 of such calendar year (as well as any portion of the respective 2% balances not distributed in the previous year), it will not be subject to the 4% non-deductible federal excise tax on certain undistributed income of RICs.

Dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid quarterly according to the Company’s policy established on July 11, 2005. An additional distribution may be paid by the Company to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Company either in the form of a cash distribution or a stock dividend. The amount and character of income and capital gain distributions are determined in accordance with income tax regulations which may differ from accounting principles generally accepted in the United States of America. These differences are due primarily to differing treatments of income and gain on various investment securities held by the Company, timing differences and differing characterizations of distributions made by the Company. Permanent book and tax basis differences

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

relating to shareholder distributions will result in reclassifications and may affect the allocation between net operating income, net realized gain (loss) and paid in capital.

For the Quarter Ended January 31, 2007

On December 14, 2006, the Company’s board of directors declared a dividend of $.12 per share and an additional dividend of $.06 per share. Both dividends were payable on January 5, 2007 to shareholders of record on December 28, 2006. The ex-dividend date was December 26, 2006. The total distribution amounted to $3,437,326 including distributions reinvested. In accordance with the Company’s dividend reinvestment plan (the “Plan”), Computershare Ltd. (f/k/a Equiserve), the Plan Agent, re-issued 3,682 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

11.	Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc., and the financial advisory operations of its wholly-owned subsidiary, MVC Financial Services, Inc.

The following table presents book basis segment data for the three month period ended January 31, 2007:

	MVC	MVCFS	Consolidated

Interest and dividend income	$4,702,483	$25,429	$4,727,912
Fee income	27,039	629,812	656,851
Other income	24,472	—	24,472
Total operating income	4,753,994	655,241	5,409,235
Total operating expenses	5,885,821	1,073,021	6,958,842
Net operating loss before taxes	(1,131,827)	(417,780)	(1,549,607)
Tax expense	—	19,753	19,753
Net operating loss	(1,131,827)	(437,533)	(1,569,360)
Net realized gain on investments and foreign currency	3,968	—	3,968
Net change in unrealized appreciation on investments	20,642,228	—	20,642,228
Net increase (decrease) in net assets resulting from operations	$19,514,369	$(437,533)	$19,076,836

In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc. With the externalization of the Company’s management on November 1, 2006, separate invoices are now sent to MVC Capital and MVCFS for the quarterly base management fee. Prior to November 1, 2006, all members of management were employed by MVC Capital.

12.	Subsequent Events

During the period February 1, 2007 through February 21, 2007, the Company repaid $59.0 million and borrowed $9.0 million under the Credit Facility.

On February 16, 2007, the Company invested an additional $1.8 million in Huamei Capital Company, Inc. by purchasing 450 shares of common stock. The $200,000 convertible promissory note was converted to 50 shares of common stock during this transaction.

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

On February 19, 2007, the Company invested approximately $8.4 million in Velocitius B.V. in the form of common equity. As of January 31, 2007, this transaction was in escrow and recorded as a deposit on the Company’s books.

On February 21, 2007, the Company made an additional investment in BP Clothing LLC by extending a $10.0 million second lien loan. The loan has an annual interest rate of 14% and matures on July 18, 2012. The Company then assigned $5.0 million of the second lien loan.

On February 28, 2007, the Company closed a public offering of 5,000,000 shares of its common stock at a price of $16.25 per share, raising approximately $75.9 million in net proceeds after deducting the underwriting discount and commissions and estimated offering expenses. The Company expects to use the net proceeds of the offering to Company additional investments and for general corporate purposes, including the repayment of debt.

On March 2, 2007, Octagon repaid $600,000 of the revolving credit facility.

On March 2, 2007, the Company received a principal payment of approximately $1.0 million on term loan A from Henry.

On March 8, 2007, Levlad repaid their second lien note in full including all accrued interest and a prepayment fee. The total amount received in repayment for the second lien note was $10,427,389.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as may, will, expect, believe, anticipate, intend, could, estimate, might and continue, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the “Safe Harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Company’s filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA:

Financial information for the fiscal year ended October 31, 2006 is derived from the consolidated financial statements, which have been audited by Ernst & Young LLP, the Company’s independent registered public accountants. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.

Selected Consolidated Financial Data

	Quarter Ended	Quarter Ended	Year Ended
	January 31,	January 31,	October 31,
	2007	2006	2006
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

Operating Data:
Interest and related portfolio income:
Interest and dividend income	$4,728	$2,907	$13,909
Fee income	657	853	3,828
Other income	24	122	771

Total operating income	5,409	3,882	18,508
Expenses:
Employee compensation and benefits	—	651	3,499
Incentive compensation (Note 8)	3,526	1,551	6,055
Administrative	670	736	3,420
Interest, fees and other borrowing costs	1,128	9	1,594
Management fee	1,635	—	—

Total operating expenses	6,959	2,947	14,568

Net operating income (loss) before taxes	(1,550)	935	3,940
Tax expense, net	20	105	159

Net operating income (loss)	(1,570)	830	3,781
Net realized and unrealized gains (losses):
Net realized gains (losses)	4	(1,886)	5,221
Net change in unrealized appreciation (depreciation)	20,643	13,363	38,334

Net realized and unrealized gains (losses) on investments	20,647	11,477	43,555

Net increase (decrease) in net assets resulting from operations	$19,077	$12,307	$47,336

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$1.00	$0.65	$2.48
Dividends per share	$0.18	$0.12	$0.48
Balance Sheet Data:
Portfolio at value	$313,227	$154,386	$275,892
Portfolio at cost	303,544	190,316	286,851
Total assets	366,239	222,831	347,047
Shareholders’ equity	252,710	208,775	236,993
Shareholders’ equity per share (net asset value)	$13.23	$10.94	$12.41
Common shares outstanding at period end	19,099	19,088	19,094
Other Data:
Number of Investments funded in period	9	6	24
Investments funded ($) in period	$23,761	$24,117	$166,300

	2007	2006				2005
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Quarterly Data (Unaudited):
Total operating income	5,409	6,104	4,607	3,915	3,882	3,361	4,404	2,439	1,995
Incentive compensation	3,526	1,338	1,161	2,005	1,551	320	402	395	—
Interest, fees and other borrowing costs	1,128	910	636	39	9	11	8	—	12
Management fee	1,635	—	—	—	—	—	—	—	—
Other expenses	690	2,133	1,738	1,715	1,492	1,418	1,514	1,223	1,101
Net operating income (loss) before net realized and unrealized gains	(1,570)	1,723	1,072	156	830	1,612	2,480	821	882
Net increase (decrease) in net assets resulting from operations	19,077	15,866	8,046	11,117	12,307	8,933	10,310	4,360	2,665
Net increase (decrease) in net assets resulting from operations per share	1.00	0.83	0.42	0.58	0.65	0.46	0.58	0.23	0.18
Net asset value per share	13.23	12.41	11.70	11.40	10.94	10.41	10.06	9.64	9.41

OVERVIEW

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act. The Company’s investment objective is to seek to maximize total return from capital appreciation and/or income.

On November 6, 2003, Mr. Tokarz assumed his positions as Chairman and Portfolio Manager of the Company. He and the Company’s investment professionals (who, effective November 1, 2006, provide their services to the Company through the Company’s investment adviser, TTG Advisers) are seeking to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries.

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. In the year ended October 31, 2006, the Company made sixteen new investments and eight additional investments in existing portfolio companies, committing capital totaling approximately $166.3 million pursuant to our current investment objective. During the quarter ended January 31, 2007, the Company made five new investments and four additional investments in existing portfolio companies, committing capital totaling approximately $23.8 million.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of January 31, 2007, 3.70% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as a general partner or managing member to a private investment vehicle(s). Additionally, we may also acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds should such opportunities arise.

OPERATING INCOME

For the Quarters Ended January 31, 2007 and 2006.  Total operating income was $5.4 million for the quarter ended January 31, 2007 and $4.2 million for the quarter ended January 31, 2006, an increase of $1.2 million.

For the Quarter Ended January 31, 2007

Total operating income was $5.4 million for the quarter ended January 31, 2007. The increase in operating income over the same period last year was primarily due to the increase in the number of investments that provide the Company with current income. The main components of investment income were the interest and dividend income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $4.7 million in interest and dividend income from investments in portfolio companies. Of the $4.7 million recorded in interest/dividend income, approximately $763,000 was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 0% to 17%. Also, the Company earned approximately $75,000 in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $657,000 and $24,000, respectively.

For the Quarter Ended January 31, 2006

Total operating income was $4.2 million for the quarter ended January 31, 2006. The increase in operating income over the same period last year was primarily due to the increase in the number of investments that provide the Company with current income. The main components of investment income were the interest and dividend income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $2.67 million in interest and dividend income from investments in portfolio companies. Of the $2.7 million recorded in interest/dividend income, approximately $430,000 was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 7% to 17%. Also, the Company earned approximately $600,000 in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $850,000 and $120,000, respectively. Included in other income is flow through income from limited liability companies and cash received from the Mentor Graphics Corp. multi-year earnout. Please see the Company’s 2005 Annual Report on Form 10-K for more information regarding the Mentor Graphics Corp. earnout.

OPERATING EXPENSES

For the Quarters Ended January 31, 2007 and 2006.  Operating expenses were $7.0 million for the quarter ended January 31, 2007 and $2.9 million for the quarter ended January 31, 2006, an increase of $4.1 million.

For the Quarter Ended January 31, 2007

Operating expenses were $7.0 million or 11.48% of the Company’s average net assets, when annualized, for the three month period ended January 31, 2007. Significant components of operating expenses for the quarter ended January 31, 2007, included estimated provision for incentive compensation expense of approximately $3.5 million, management fees of $1.6 million, and interest expense and other borrowing costs of $1.1 million. Estimated provision for incentive compensation expense is a non-cash, not yet payable, provisional expense relating to TTG Advisers’ Advisory Agreement with the Company.

The $4.1 million increase in the Company’s operating expenses in the three month period ended January 31, 2007 compared to the three month period ended January 31, 2006, was primarily due to the $2.0 million increase in the provision for estimated incentive compensation, the $1.1 million increase in the Company’s interest expense and other borrowings, and the $818,877 increase in the management fee expense compared to the facilities and employee compensation and benefits expense incurred when the Company was internally managed. The $818,877 increase is in part due to the externalization of management to TTG Advisers. However, the management fee expense increased by only $260,000 when compared to the employee compensation and benefits and facilities expense for the quarter ended October 31, 2006. It should be noted, in this regard, that the Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in a given fiscal year. In fiscal year 2006, when the Company was still internally managed and not subject to the expense cap, the expense ratio was 3.22% (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Company’s agreement with TTG Advisers, during the three month period ended January 31, 2007, the provision for incentive compensation was increased by $3,525,967. The increase in the provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of six of the Company’s portfolio investments: Baltic Motors, Dakota, Octagon, BM Auto, SGDA, and Vitality which are subject to the Company’s agreement with TTG Advisers, by a total of $17,270,586. This reserve balance of $10,588,101 will remain unpaid until net capital gains are realized, if ever, by the Company. Pursuant to TTG Advisers’ Advisory Agreement with the Company, only after a realization event may the incentive compensation be paid. Without this reserve for incentive compensation, operating expenses would have been approximately $3.4 million or 5.66% of average net assets when annualized as compared to 11.48% which is reported on the Consolidated Per Share Data and Ratios, for the three month period ended January 31, 2007. Please see Note 8 “Incentive Compensation” for more information.

In February 2007, the Company renewed its Directors & Officers/Professional Liability Insurance policies at an expense of approximately $381,000 which is amortized over the twelve month life of the policy. The prior policy premium was $459,000.

For the Quarter Ended January 31, 2006

Operating expenses were $2.9 million or 5.80% of average net assets, when annualized, for the quarter ended January 31, 2006. Significant components of operating expenses for the quarter ended January 31, 2006, included salaries and benefits of $650,453, estimated provision for incentive compensation expense of $1,550,889, insurance premium expenses of $129,706, legal fees of $125,001 and facilities related expenses of $165,314. Estimated incentive compensation expense is a non-cash, not yet payable, provisional expense relating to Mr. Tokarz’s compensation arrangement with the Company.

The increase in the Company’s operating expenses in the quarter ended January 31, 2006, was primarily due to the provision for estimated incentive compensation and an increase in the number of employees needed to service the larger portfolio. Also, the Company’s rent and other facility related expenses increased primarily due to the Company’s procurement of larger office space to accommodate the Company’s increased number of employees. See Note 6 “Commitments and Contingencies” for more information.

Pursuant to the terms of the Company’s agreement with Mr. Tokarz, during the quarter ended January 31, 2006, the Company increased its provision for incentive compensation by $1,550,889. The increase in the provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of four of the Company’s portfolio investments: Baltic Motors, Dakota, Octagon, and Vitality which are subject to the Company’s agreement with Mr. Tokarz, by a total of $7,754,446. This reserve balance of $2,668,217 may not be payable until net capital gains are realized, if ever, by the Company. Pursuant to Mr. Tokarz’s agreement with the Company, only after a realization event, may the incentive compensation be paid to him. Mr. Tokarz has determined to allocate a portion of his incentive compensation to certain employees of the Company. During the quarter ended October 31, 2006, Mr. Tokarz was paid no cash or other compensation. Without this reserve for incentive compensation, operating expenses would have been approximately $1.40 million or 2.75% of average net assets when annualized as compared to 5.80% which is reported on the Consolidated Per Share Data and Ratios, for the quarter ended January 31, 2006. Please see Note 8 “Incentive Compensation” for more information.

In February 2005, the Company renewed its Directors & Officers/Professional Liability Insurance policies at an expense of approximately $517,000 which is amortized over the twelve month life of the policy. The prior policy premium was $719,000.

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Quarters Ended January 31, 2007 and 2006.  Net realized gains for the quarter ended January 31, 2007 were $3,968 and net realized losses for the quarter ended January 31, 2006 were $2.2 million, a net increase of approximately $2.2 million.

For the Quarter Ended January 31, 2007

Net realized gains for the quarter ended January 31, 2007 were $3,968. The significant component of the Company’s net realized gains for the quarter ended January 31, 2007 was a realized gain from the final escrow distribution from Sygate Technologies, Inc. (Sygate).

For the Quarter Ended January 31, 2006

Net realized losses for the quarter ended January 31, 2006 were $2.2 million. The two significant components of the Company’s net realized loss for the quarter ended January 31, 2006 were realized losses on Yaga and the receipt of cash from a former portfolio company, Annuncio Software, Inc. (“Annuncio”).

During the quarter ended January 31, 2006, the Company received notification of the final dissolution of Yaga. The Company received no proceeds from the dissolution of this company and the investment has been removed from the Company’s books. The Company realized a loss of $2.3 million as a result of this dissolution. The fair value of Yaga was previously written down to zero and therefore the net effect of its removal was zero on the current period’s consolidated statement of operations and net asset value.

The Company also received a payout related to a former portfolio company Annuncio of approximately $70,000.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Quarters Ended January 31, 2007 and 2006.  The Company had a net change in unrealized appreciation on portfolio investments of $20.6 million for the quarter ended January 31, 2007. The Company had a net change in unrealized appreciation on portfolio investments of $13.4 million for the quarter ended January 31, 2006.

For the Quarter Ended January 31, 2007

The Company had a net change in unrealized appreciation on portfolio investments of $20.6 million for the quarter ended January 31, 2007. The change in unrealized appreciation on investment transactions for the quarter ended January 31, 2007 primarily resulted from the Valuation Committee’s decision to increase the fair value of the Company’s investments in Baltic Motors common stock by approximately $9.4 million, Dakota common stock by approximately $1.9 million, Octagon’s membership interest by approximately $1.2 million, BM Auto common stock by $4.7 million, SGDA common equity interest by approximately $121,000, and Vendio preferred stock by $3.2 million.

For the Quarter Ended January 31, 2006

The Company had a net change in unrealized appreciation on portfolio investments of $13.4 million for the quarter ended January 31, 2006. The change in unrealized appreciation on investment transactions for the quarter ended January 31, 2006 primarily resulted from the Valuation Committee’s decision to increase the fair value of the Company’s investments in Baltic Motors common stock by $3.2 million, Dakota common stock by approximately $72,000, Octagon’s membership interest by approximately $562,000, Process Claims preferred stock by $3.3 million and Vitality common stock and warrants by $3.5 million and $400,000, respectively. Another key component was the $2.3 million depreciation reclassification from unrealized to realized caused by the removal of Yaga from the Company’s books.

PORTFOLIO INVESTMENTS

For the Quarters Ended January 31, 2007 and the Year Ended October 31, 2006.  The cost of the portfolio investments held by the Company at January 31, 2007 and at October 31, 2006 was $303.5 million and $286.9 million, respectively, an increase of $16.6 million. The aggregate fair value of portfolio investments at January 31, 2007 and at October 31, 2006 was $313.2 million and $275.9 million, respectively, an increase of $37.3 million. The cost and aggregate fair value of cash and cash equivalents held by the Company at January 31, 2007 and at October 31, 2006 was $39.4 million and $66.2, respectively, a decrease of approximately $26.8 million.

For the Quarter Ended January 31, 2007

During the three months ended January 31, 2007, the Company made five new investments, committing capital totaling approximately $18.1 million. The investments were made in Huamei ($200,000), WBS ($3.2 million), Levlad ($10.1 million), MVC Partners ($71,000), and Total Safety ($4.5 million).

The Company also made four follow-on investments in existing portfolio companies committing capital totaling approximately $5.7 million. On November 7, 2006, the Company invested $100,000 in SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”) by purchasing an additional common equity interest. On December 22, 2006, the Company purchased an additional 56,472 shares of common stock in Vitality Foodservice, Inc. (“Vitality”) at a cost of approximately $565,000. On January 9, 2007, the Company extended to Turf Products LLC (“Turf”) a $1.0 million junior revolving note. Turf immediately borrowed $1.0 million from the note. On January 11, 2007, the Company provided Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”) a $4.0 million revolving credit facility. Harmony Pharmacy immediately borrowed $1.75 million from the credit facility.

At the beginning of the 2007 fiscal year, the junior revolving note provided to Timberland had a balance outstanding of approximately $2.8 million. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. Net borrowings during the quarter ended January 31, 2007 was $1.2 million and as of January 31, 2007, the entire $4.0 million facility was borrowed in full.

At October 31, 2006 the balance of the revolving credit facility provided to Octagon was $3.25 million. Net repayments during the quarter ended January 31, 2007 was $400,000 resulting in a balance outstanding of approximately $2.9 million.

On December 1, 2006, the Company received a principal payment of approximately $100,000 from Vestal on the senior subordinated debt. As of January 31, 2007, the balance of the loan was $700,000.

On December, 8, 2006, Total Safety repaid term loan A and term loan B in full including all accrued interest and prepayment fees. The total amount received for term loan A was $5,043,775 and for term loan B was $1,009,628.

On December 12, 2006, Velocitius borrowed $26,496 from the revolving note. On January 25, 2007, Velocitius borrowed $31,077 from the revolving note. As of January 31, 2007, the balance on the revolving note was $201,187.

On December 29, 2006, the Company received a quarterly principal payment from BP, on term loan A of $90,000.

On January 1, 2007, the Company received a principal payment of $37,500 on the term loan provided to Innovative Brands.

On January 2, 2007, the Company received a principal payment of approximately $96,000 on term loan A from Henry.

On January 5, 2007, Baltic Motors repaid the bridge loan in full including all accrued interest. The total amount received from the repayment was $1,033,000.

On January 19, 2007, Storage Canada borrowed $705,000. The borrowing bears annual interest of 8.75% and has a maturity date of January 19, 2014.

During the three months ended January 31, 2007, the Valuation Committee increased the fair value of the Company’s investments in Baltic Motors common stock by approximately $9.4 million, Dakota common stock by approximately $1.9 million, Octagon’s membership interest by approximately $1.2 million, BM Auto common stock by $4.7 million, SGDA common equity interest by approximately $121,000, and Vendio preferred stock by $3.2 million. In addition, increases in the cost basis and fair value of the loans to Impact, JDC, SP, Timberland, Amersham, Phoenix, BP, Turf, Summit, and the Vitality and Marine preferred stock were due to the capitalization of payment in kind (PIK) interest/dividends totaling $762,782. Also during the three month period ended January 31, 2007, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of the Company’s investment by $14,022.

At January 31, 2007, the fair value of all portfolio investments was $313.2 million with a cost basis of $303.5 million. At January 31, 2007, the fair value and cost basis of the Legacy Investments were $11.6 million and $55.9 million, respectively. At October 31, 2006, the fair value of all portfolio investments was $275.9 million with a cost basis of $286.9 million. At October 31, 2006, the fair value and cost basis of Legacy Investments were $8.4 million and $55.9 million, respectively.

For the Year Ended October 31, 2006

During the year ended October 31, 2006, the Company made sixteen new investments, committing capital totaling approximately $142.1 million. The investments were made in Turf ($11.6 million), SOI ($5.0 million), Henry ($5.0 million), BM Auto ($15.0 million), Storage Canada ($6.0 million), Phoenix ($8.0 million), Harmony ($200,000), Total Safety ($6.0 million), PreVisor ($6.0 million), Marine ($14.0 million), BP ($15.0 million), Velocitius ($66,290), Summit ($16.2 million), Octagon ($17.0 million), BENI ($2.0 million), and Innovative Brands ($15.0 million).

The Company also made eight follow-on investments in existing portfolio companies committing capital totaling approximately $24.2 million. During the year ended October 31, 2006, the Company invested approximately $879,000 in Dakota by purchasing an additional 172,104 shares of common stock at an average price of $5.11 per share. On December 22, 2005, the Company made a follow-on investment in Baltic Motors in the form of a $1.8 million revolving bridge note. Baltic Motors immediately borrowed $1.5 million from the note. On January 12, 2006, Baltic Motors repaid the amount borrowed from the note in full including all unpaid interest. The note matured on January 31, 2006 and has been removed from the Company’s books. On January 12, 2006, the Company provided SGDA a $300,000 bridge loan. On March 28, 2006, the Company provided Baltic Motors a $2.0 million revolving bridge note. Baltic Motors immediately borrowed $2.0 million from the note. On April 5, 2006, Baltic Motors repaid the amount borrowed from the note in full including all unpaid interest. The note matured on April 30, 2006 and has been removed from the Company’s books. On April 6, 2006, the Company invested an additional $2.0 million in SGDA in the form of a preferred equity security. On April 25, 2006, the Company purchased an additional common equity security in SGDA for $23,000. On June 30, 2006, the Company invested $2.5 million in Amersham in the form of a second lien loan. On August 4, 2006, the Company invested $750,000 in Harmony Pharmacy in the form of common stock. On September 28, 2006, the Company made another follow-on investment in Baltic Motors in the form of a $1.0 million bridge loan and a $2.0 million equity investment. On October 13, 2006, the Company made a $10.0 million follow-on investment in SP. The $10.0 million was invested in the form of an additional $4.0 million in term loan B and $6.0 million in a mezzanine loan. On October 20, 2006, the Company then assigned $5.0 million of SP’s $8.0 million term loan B to Citigroup Global

Markets Realty Corp. On October 24, 2006, the Company invested an additional $3.0 million in SGDA in the form of a preferred equity security. On October 26, 2006, the Company invested an additional $2.9 million in Velocitius in the form of common equity. The Company also provided Velocitius a $260,000 revolving note on October 31, 2006. Velocitius immediately borrowed $143,614 from the note.

At the beginning of the 2006 fiscal year, the revolving credit facility provided to SGDA had an outstanding balance of approximately $1.2 million. During December 2005, SGDA borrowed an additional $70,600 from the credit facility. On April 28, 2006, the Company increased the availability under the revolving credit facility by $300,000. The balance of the bridge loan mentioned above, which would have matured on April 30, 2006, was added to the revolving credit facility and the bridge loan was eliminated from the Company’s books as a part of the refinancing.

On December 21, 2005, Integral prepaid its senior credit facility from the Company in full. The Company received approximately $850,000 from the prepayment. This amount included all outstanding principal and accrued interest. The Company recorded no gain or loss as a result of the prepayment. Under the terms of the prepayment, the Company returned its warrants to Integral for no consideration.

Effective December 27, 2005, the Company exchanged $286,200, of the $3.25 million outstanding, of the Timberland junior revolving line of credit into 28.62 shares of common stock at a price of $10,000 per share. As a result, as of July 31, 2006, the Company owned 478.62 common shares of Timberland and the funded debt under the junior revolving line of credit was reduced from $3.25 million to approximately $3.0 million.

Effective December 31, 2005, the Company received 373,362 shares of Series E preferred stock of ProcessClaims, Inc. in exchange for its rights under a warrant issued by ProcessClaims that has been held by the Company since May 2002. On January 5, 2006, the Valuation Committee increased the fair value of the Company’s entire investment in ProcessClaims by $3.3 million to $5.7 million. Please see the paragraph below for more information on ProcessClaims.

On January 3, 2006, the Company exercised its warrant ownership in Octagon which increased its existing membership interest. As a result, Octagon is now considered an affiliate of the Company.

Due to the dissolution of Yaga, one of the Company’s legacy portfolio companies, the Company realized losses on its investment in Yaga totaling $2.3 million during the year ended October 31, 2006. The Company received no proceeds from the dissolution of Yaga and the Company’s investment in Yaga has been removed from the Company’s books. The Valuation Committee previously decreased the fair value of the Company’s investment in Yaga to zero and as a result, the Company’s realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the removal of Yaga from the Company’s books on the Company’s consolidated statement of operations and NAV at October 31, 2006, was zero.

On February 24, 2006, BP repaid its second lien loan from the Company in full. The amount of the proceeds received from the prepayment was approximately $8.7 million. This amount included all outstanding principal, accrued interest, accrued monitoring fees and an early prepayment fee. The Company recorded no gain or loss as a result of the repayment.

On April 7, 2006, the Company sold its investment in Lumeta for its then carrying value of $200,000. The Company realized a loss on Lumeta of approximately $200,000. However, the Valuation Committee previously decreased the fair value of the Company’s investment in Lumeta to $200,000 and, as a result, the realized loss was offset by a reduction in unrealized losses. Therefore, the net effect of the Company’s sale of its investment in Lumeta on the Company’s consolidated statement of operations and NAV was zero.

On April 21, 2006, BM Auto repaid its bridge loan from the Company in full. The amount of the proceeds received from the repayment was approximately $7.2 million. This amount included all outstanding principal, accrued interest and was net of foreign taxes withheld. The Company recorded no gain or loss as a result of the repayment.

On May 4, 2006, the Company received a working capital adjustment of approximately $250,000 related to the Company’s purchase of a membership interest in Turf. As a result, the Company’s cost basis in the investment was reduced by $250,000.

On May 30, 2006, ProcessClaims, one of the Company’s legacy portfolio companies, entered into a definitive agreement to be acquired by CCC Information Services Inc. (“CCC”). The acquisition by CCC closed on June 9, 2006. As of June 9, 2006, the Company received net proceeds of approximately $7.9 million. The gross proceeds were approximately $8.3 million of which approximately $400,000 or 5% of the gross proceeds were deposited into a reserve account for one year. Due to the contingencies associated with the escrow, the Company has not presently placed any value on the proceeds deposited in escrow and has therefore not factored such proceeds into the Company’s NAV. The Company’s total investment in ProcessClaims was $2.4 million which resulted in a capital gain of approximately $5.5 million.

On July 27, 2006, SOI repaid their loan from the Company in full. The amount of the proceeds received from the prepayment was approximately $4.5 million. This amount included all outstanding principal, accrued interest, and an early prepayment fee. The Company recorded no gain or loss as a result of the prepayment.

On August 25, 2006, Harmony Pharmacy repaid their loan from the Company in full. The amount of the proceeds received from the prepayment was $207,444. This amount included all outstanding principal and accrued interest. The Company recorded no gain or loss as a result of the prepayment.

On August 25, 2006, SGDA’s revolving credit facility was added to the term loan, increasing the balance of the term loan by $1.6 million. The revolving credit facility was eliminated from the Company’s books as a result of this refinancing.

Effective September 12, 2006, the Company exchanged $409,091, of the $3.0 million outstanding, of the Timberland junior revolving line of credit into 40.91 shares of common stock at a price of $10,000 per share. Effective September 22, 2006, the Company exchanged $225,000, of the $2.6 million outstanding, of the Timberland junior revolving line of credit into 22.5 shares of common stock at a price of $10,000 per share. On September 22, 2006, Timberland borrowed $500,000 from the junior revolving line of credit. As a result of these transactions, as of October 31, 2006, the Company owned 542.03 common shares of Timberland and the funded debt under the junior revolving line of credit was reduced from $3.0 million to approximately $2.8 million.

On October 2, 2006, Octagon bought-back a total of 15% equity interest from non-service members. This resulted in a sale of a portion of the Company’s LLC member interest to Octagon for proceeds of $1,020,018. The Company realized a gain of $551,092 from this sale.

On October 2, 2006, Octagon repaid their loan and revolving credit facility from the Company in full. The amount of the proceeds received from the prepayment of the loan was approximately $5.4 million. This amount included all outstanding principal, accrued interest, and an unused fee on the revolving credit facility. The Company recorded a gain as a result of these prepayments of approximately $429,000 from the acceleration of amortization of original issue discount.

On October 20, 2006, the Company assigned $5.0 million of SP’s $8.0 million term loan B to Citigroup Global Markets Realty Corp.

On October 30, 2006, JDC repaid $160,116 of principal on the senior subordinated debt.

During the year ended October 31, 2006, the Valuation Committee increased the fair value of the Company’s investments in Baltic Motors common stock by $11.6 million, Dakota common stock by approximately $2.6 million, Turf’s membership interest by $2.0 million, Octagon’s membership interest by approximately $562,000, Ohio common stock by $9.2 million, Foliofn preferred stock by $5.0 million, Vendio preferred stock by $700,000, ProcessClaims preferred stock by $4.8 million and Vitality common stock and warrants by $3.5 million and $400,000, respectively. In addition, increases recorded to the cost basis and fair value of the loans to Amersham, BP, Impact, JDC, Phoenix, SP, Timberland, Turf, Marine, Summit and the Vitality and Marine preferred stock were due to the receipt of payment in kind interest/dividends totaling approximately $2.2 million. Also during the year ended October 31, 2006, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of the Company’s investment by approximately $279,000. During the year ended October 31, 2006, the Valuation Committee also decreased the fair value of the Company’s equity investment in Timberland by $1.0 million. The increase in fair value from payment in kind interest/dividends and flow through income has been approved by the Company’s Valuation Committee.

At October 31, 2006, the fair value of all portfolio investments, exclusive of short-term securities, was $275.9 million with a cost basis of $286.9 million. At of October 31, 2006, the fair value and cost basis of Legacy Investments was $8.4 million and $55.9 million, respectively. At October 31, 2005, the fair value of all portfolio investments, exclusive of short-term securities, was $122.3 million with a cost basis of $171.6 million. At of October 31, 2005, the fair value and cost basis of Legacy Investments was $4.0 million and $59.7 million, respectively.

Portfolio Companies

During the three month period ended January 31, 2007, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2006 and January 31, 2007, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been assigned a fair value of $0.

Amersham Corp.

Amersham Corp. (“Amersham”), Louisville, Colorado, is a manufacturer of precision machined components for the automotive, furniture, security and medical device markets.

At October 31, 2006, the Company’s investment in Amersham consisted of a $2.5 million note, bearing annual interest at 10%. The note has a maturity date of June 29, 2010. The note had a principal face amount and cost basis of $2.5 million. The Company’s investment also included an additional $2.6 million note bearing annual interest at 16% from June 30, 2006 to June 30, 2008. The interest rate then steps down to 14% for the period July 1, 2008 to June 30, 2010, steps down to 13% for the period July 1, 2010 to June 30, 2012 and steps down again to 12% for the period July 1, 2012 to June 30, 2013. The note has a maturity date of June 30, 2013. The note had a principal face amount and cost basis of $2.6 million.

At October 31, 2006, the notes had a combined outstanding balance, cost, and fair value of $5.1 million. The increase in the outstanding balance, cost and fair value of the loan, is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

At January 31, 2007, the notes had a combined outstanding balance, cost, and fair value of $5.2 million.

Auto MOTOL BENI

Auto MOTOL BENI (“BENI”), consists of two leased Ford sales and service dealerships located in the western side of Prague, in the Czech Republic.

On October 10, 2006 the Company made an investment in BENI by purchasing 200 shares of common stock at a cost of $2.0 million.

At October 31, 2006 and January 31, 2007, the Company’s investment in BENI was assigned a cost and fair value of $2.0 million.

Christopher Sullivan, a representative of the Company, serves as a director for BENI.

Baltic Motors Corporation

Baltic Motors Corporation (“Baltic Motors”), Purchase, New York, is a U.S. company focused on the importation and sale of Ford and Land Rover vehicles and parts throughout Latvia, a member of the European Union.

At October 31, 2006, the Company’s investment in Baltic Motors consisted of 60,684 shares of common stock at a cost of $8.0 million, a mezzanine loan with a cost basis of $4.5 million, and a bridge loan with a cost basis of $1.0 million. The mezzanine loan has a maturity date of June 24, 2007 and earns interest at 10% per annum. The bridge loan had a maturity date of December 22, 2006 and earned interest at 12% per annum. The investment in Baltic Motors was assigned a fair value of $26.7 million as of October 31, 2006.

On December 18, 2006, the Company extended the maturity date on the bridge loan to January 5, 2007.

On January 5, 2007, Baltic Motors repaid the bridge loan in full including all accrued interest. The total amount received was $1,033,000.

During the quarter ended January 31, 2007, the Valuation Committee increased the fair value of the Company’s equity investment in Baltic Motors by $9.4 million. The fair value of the Company’s equity investment in Baltic Motors at January 31, 2007 was $30.5 million.

At January 31, 2007, the Company’s investment in Baltic Motors was assigned a fair value of $35.0 million.

Michael Tokarz, Chairman of the Company, and Christopher Sullivan, a representative of the Company, serve as directors for Baltic Motors.

BP Clothing, LLC

BP Clothing, LLC (“BP”), Pico Rivera, California, is a company which designs, manufactures, markets and distributes, Baby Phat(R), a line of women’s clothing.

At October 31, 2006, the Company’s investment in BP consisted of a $10.0 million second lien loan, $2.9 million term loan A, and $2.0 million term loan B. The second lien loan bears annual interest at 14%. The second lien loan has a $10.0 million principal face amount and was issued at a cost basis of $10.0 million. The second lien loan’s cost basis was subsequently discounted to reflect loan origination fees received. The maturity date of the second lien loan is July 18, 2012. The principal balance is due upon maturity. The $2.9 million term loan A bears annual interest at LIBOR plus 4.25% or Prime Rate plus 3.25%. The $2.0 million term loan B bears annual interest at LIBOR plus 6.40% or Prime Rate plus 5.40%. The interest rate option on the loan assignments is at the borrower’s discretion. Both loans mature on July 18, 2011. The combined cost basis and fair value of the investments at October 31, 2006 was $14.7 million and $14.9 million respectively.

On December 29, 2006, the Company received a quarterly principal payment for term loan A of $90,000. The increase in the outstanding balance, cost and fair value of the loans is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

At January 31, 2007, the loans had a combined outstanding balance and cost basis of $14.7 million. The loan and loan assignments had a combined fair value of $14.8 million.

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

At October 31, 2006, the Company’s investment in Dakota consisted of 1,081,195 shares of common stock with a cost of $5.9 million and assigned fair value of $8.9 million.

During the quarter ended January 31, 2007, the Valuation Committee increased the fair value of the investment by $1.9 million.

At January 31, 2007, the Company’s investment in Dakota consisted of 1,081,195 shares of common stock with a cost of $5.9 million and assigned fair value of $10.8 million.

Michael Tokarz, Chairman of the Company, serves as a director of Dakota.

DPHI, Inc. (formerly DataPlay, Inc.)

DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.

At October 31, 2006 and January 31, 2007, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been assigned a fair value of $0.

Endymion Systems, Inc.

Endymion Systems, Inc. (“Endymion”), Oakland, California, a Legacy Investment, is a single source supplier for strategic, web-enabled, end-to-end business solutions designed to help its customers leverage Internet technologies to drive growth and increase productivity.

At October 31, 2006 and January 31, 2007, the Company’s investment in Endymion consisted of 7,156,760 shares of Series A preferred stock with a cost of $7.0 million. The investment has been assigned a fair value of $0.

Foliofn, Inc.

Foliofn, Inc. (“Foliofn”), Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2006, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and fair value of $5.0 million.

The fair value of the Company’s equity investment at January 31, 2007 was $5.0 million.

Bruce Shewmaker, an officer of the Company, serves as a director of Foliofn.

Harmony Pharmacy & Health Center, Inc.

Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”), Purchase, NY, plans to operate pharmacy and healthcare centers primarily in airports in the United States.

At October 31, 2006, the Company’s investment in Harmony Pharmacy consisted of 2,000,000 shares of common stock at a cost basis and fair value of $750,000.

On January 11, 2007, the Company provided Harmony Pharmacy a $4.0 million revolving credit facility. The credit facility bears annual interest at 10% and matures on December 1, 2009. Harmony Pharmacy immediately borrowed $1.75 million from the credit facility.

At January 31, 2007, the Company’s investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and was assigned a fair value of $750,000. The revolving credit facility had an outstanding balance of $1.75 million with a cost and fair value of $1.75 million.

Michael Tokarz, Chairman of the Company, serves as a director of Harmony Pharmacy.

Henry Company

Henry Company (“Henry”), Huntington Park, California, is a manufacturer and distributor of building products and specialty chemicals.

At October 31, 2006, the Company’s investment in Henry consisted of $5.0 million in loan assignments. The $3.0 million term loan A bears annual interest at LIBOR plus 3.5% and matures on April 6, 2011. The $2.0 million term loan B bears annual interest at LIBOR plus 7.75% and also matures on April 6, 2011.

On January 2, 2007, the Company received a principal payment of approximately $96,000 on term loan A.

At January 31, 2007, the loans had a combined outstanding balance, cost basis, and fair value of $4.9 million.

HuaMei Capital Company, Inc.

HuaMei Capital Company, Inc. (“HuaMei”), Chicago, Illinois, is a Chinese American cross border investment bank and advisory company.

During the quarter ended January 31, 2007, the Company invested $200,000 in HuaMei in the form of a convertible promissory note. The note bears annual interest at 0% and matures on May 22, 2007. The note converts into 50 shares of common stock. Please see “Subsequent Events” for more information.

At January 31, 2007, the note had an outstanding balance, cost basis, and fair value of $200,000.

Impact Confections, Inc.

Impact Confections, Inc. (“Impact”), Roswell, New Mexico founded in 1981, is a manufacturer and distributor of children’s candies.

At October 31, 2006, the Company’s investment in Impact consisted of 252 shares of common stock at a cost of $2.7 million, a senior subordinated note with an outstanding balance of $5.5 million and a secured promissory note with a balance of $325,000. The senior subordinated note bears annual interest at 17.0% and matures on July 30, 2009. The promissory note bears annual interest at LIBOR plus 4.0% and matures on July 29, 2008. The cost basis of the loan and promissory note at October 31, 2006 were approximately $5.39 million and $321,000 respectively. At October 31, 2006, the equity investment, loan and secured promissory note were assigned fair values of $2.7 million, $5.5 million and $325,000, respectively.

At January 31, 2007, the Company’s investment in Impact consisted of 252 shares of common stock at a cost of $2.7 million, the loan to Impact with an outstanding balance of $5.5 million and the secured promissory note with a balance of $325,000. The cost basis of the loan and promissory note at January 31, 2007 were approximately $5.5 million and $322,000 respectively. At January 31, 2007, the equity investment, loan and secured promissory note were assigned fair values of $2.7 million, $5.5 million and $325,000, respectively. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Impact.

Innovative Brands, LLC

Innovative Brands, LLC (“Innovative Brands”), Phoenix, Arizona, is a consumer product company that manufactures and distributes personal care products.

At October 31, 2006, the Company’s investment in Innovative Brands consisted of a $15 million loan assignment. The $15 million term loan bears annual interest at 11.125% and matures on September 25, 2011. The loan had a cost basis and fair value of $15.0 million as of October 31, 2006.

On January 1, 2007, the Company received a principal payment of $37,500.

At January 31, 2007, the loan had an outstanding balance, cost basis, and was assigned a fair value of approximately $15.0 million.

JDC Lighting, LLC

JDC Lighting, LLC (“JDC”), New York, New York, is a distributor of commercial lighting and electrical products.

At October 31, 2006, the Company’s investment in JDC consisted of a $3.0 million senior subordinated loan, bearing annual interest at 17% over a four year term. The loan had a principal face amount, an outstanding balance, and a cost of $3.0 million. The loan was assigned a fair value of $3.0 million.

At January 31, 2007, the loan had an outstanding balance and cost of $3.0 million. The loan was assigned a fair value of $3.1 million. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Levlad Arbonne International LLC

Levlad Arbonne International LLC (“Levlad”), Irvine, California, is a marketer of personal care products.

On December 12, 2006, the Company invested $10.0 million in Levlad in the form of a $10.0 million second lien loan. The loan bears annual interest at LIBOR plus 6.5% and will mature on December 19, 2013.

At January 31, 2007, the loan had an outstanding balance of $10.0 million with a cost of $10.1 million. The loan was assigned a fair value of $10.0 million.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet, and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.

At October 31, 2006 and January 31, 2007, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been assigned a fair value of $0.

Marine Exhibition Corporation

Marine Exhibition Corporation (“Marine”), Miami, Florida, owns and operates the Miami Seaquarium. The Seaquarium is a family-oriented entertainment park.

At October 31, 2006, the Company’s investment in Marine consisted of a senior secured loan, a secured revolving note, and 2,000 shares of preferred stock. The senior secured loan had an outstanding balance of $10.1 million and a cost of $9.9 million. The senior secured loan bears annual interest at 11% and matures on June 30, 2013. The senior secured loan was assigned a fair value of $10.1 million. The secured revolving note was not drawn upon. The secured revolving note bears interest at LIBOR plus 1%. The preferred stock had been assigned a fair value of $2.0 million. The dividend rate on the preferred stock is 12% per annum.

At January 31, 2007, the Company’s senior secured loan had an outstanding balance of $10.2 million with a cost of $10.0 million. The senior secured loan was assigned a fair value of $10.2 million. The secured revolving note was not drawn upon. The preferred stock had been assigned a fair value of $2.1 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.

MVC Partners

MVC Partners, Purchase, New York, is a private equity firm established to serve as the general partner or managing member of private investment vehicles or other portfolios.

On November 21, 2006, the Company invested approximately $71,000 in MVC Partners in the form of a limited liability company interest.

On December 6, 2006, MVC Partners’ wholly-owned subsidiary, MVC Europe LLC, entered into an agreement to co-own BPE Management Ltd. (“BPE”) with Parex Asset Management IPAS, a Baltic investment management company and subsidiary of the Parex Bank. BPE will pursue investments in businesses throughout the Baltic region. It is contemplated that MVC Partners may be spun off in the future. In addition, the Company is considering selling or spinning off, through MVC Partners or other means, certain portfolio company investments of the Company whose continued ownership, due to their growing size and our regulatory and tax requirements, could limit our ability to invest in other business opportunities. The Company’s board has not yet considered or approved the specific terms of any sale or spin-off, and there can be no assurance that the board of directors will determine to proceed with any sale or spin-off.

At January 31, 2007, the Company’s equity investment in MVC Partners had a cost basis and fair value of approximately $71,000.

Octagon Credit Investors, LLC

Octagon Credit Investors, LLC (“Octagon”), is a New York-based asset management company that manages leveraged loans and high yield bonds through collateralized debt obligations (“CDO”) funds.

At October 31, 2006, the Company’s investment in Octagon consisted of a term loan with an outstanding balance of $5.0 million with a cost of $4.9 million, a revolving line of credit with an outstanding balance of $3.25 million with a cost of $3.25 million, and an equity investment with a cost basis of approximately $900,000. The combined fair value of the investment at October 31, 2006 was $10.2 million. The term loan bears annual interest at LIBOR plus 4.25% and matures on December 31, 2011. The revolving line of credit bears annual interest at LIBOR plus 4.25% and matures on December 31, 2011.

On November 28, 2006, Octagon repaid $1.5 million on the revolving credit facility.

On December 5, 2006 and on December 22, 2006, Octagon repaid $500,000 on the revolving credit facility. On January 5, 2007, Octagon borrowed $2.5 million on the revolving credit facility.

On January 30, 2007, Octagon repaid $400,000 on the revolving credit facility. As of January 31, 2007, the balance of the revolving credit facility was approximately $2.9 million.

During the quarter ended January 31, 2007, the Valuation Committee increased the fair value of the Company’s equity investment in Octagon by $1.2 million.

At January 31, 2007, the term loan had an outstanding balance of $5.0 million with a cost of $4.9 million. The loan was assigned a fair value of $5.0 million. The revolving line of credit had an outstanding balance of $2.9 million with a cost and fair value of $2.9 million.

At January 31, 2007, the equity investment had a cost basis of approximately $900,000 and was assigned a fair value of $3.2 million.

Ohio Medical Corporation

Ohio Medical Corporation (“Ohio”), Gurnee, Illinois, is a manufacturer and supplier of suction and oxygen therapy products, as well as medical gas equipment.

As of October 31, 2006 and January 31, 2007, the Company’s investment in Ohio consisted of 5,620 shares of common stock with cost basis and fair value of the Company’s investment in Ohio was $17.0 million and $26.2 million, respectively.

Michael Tokarz, Chairman of the Company, Peter Seidenberg, Chief Financial Officer of the Company and David Hadani, a representative of the Company, serve as directors of Ohio.

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

At October 31, 2006, the Company’s investment in Phoenix consisted of a second lien loan and 1,666,667 shares of common stock. The second lien loan had an outstanding balance of $7.1 million with a cost of $7.0 million. The second lien loan bears annual interest at 15% and matures on June 8, 2011. The loan was assigned a fair value of $7.1 million. The equity investment had a cost basis of approximately $1.0 million and was assigned a fair value of $1.0 million.

At January 31, 2007, the second lien loan had an outstanding balance of $7.2 million with a cost of $7.1 million. The loan was assigned a fair value of $7.2 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

At January 31, 2007, the equity investment had a cost basis of approximately $1.0 million and was assigned a fair value of $1.0 million.

Bruce Shewmaker, an officer of the Company, serves as a director of Phoenix.

PreVisor, Inc.

PreVisor, Inc. (“PreVisor”), Roswell, Georgia, provides pre-employment testing and assessment solutions and related professional consulting services.

On May 31, 2006, the Company invested $6.0 million in PreVisor in the form of common stock. Mr. Tokarz, our Chairman and Portfolio Manager, is a minority non-controlling shareholder of PreVisor. Our board of directors, including all of our directors who are not “interested persons” of the Company, as defined by the 1940 Act (the “Independent Directors”), approved the transaction (Mr. Tokarz recused himself from making a determination or recommendation on this matter).

As of October 31, 2006 and January 31, 2007, the common stock had been assigned a fair value of $6.0 million.

SafeStone Technologies PLC

SafeStone Technologies PLC (“SafeStone”), Old Amersham, UK, a Legacy Investment, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.

At October 31, 2006 and January 31, 2007, the Company’s investments in SafeStone consisted of 2,106,378 shares of Series A ordinary stock with a cost of $4.0 million. The investment has been assigned a fair value of $0 by the Company’s Valuation Committee.

SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH

SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”), Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.

At October 31, 2006, the Company’s investment in SGDA consisted of a term loan, common equity interest, and preferred equity interest. The term loan had an outstanding balance of $6.2 million with a cost of $6.0 million. The term loan bears annual interest at 7.0% and matures on August 25, 2009. The term loan was assigned a fair value of $6 million. The common equity interest in SGDA had been assigned a fair value of $338,551 which is its cost basis. The preferred equity interest had been assigned a fair value of $5.0 million which is its cost basis.

On November 7, 2006, the Company invested $100,000 in SGDA by purchasing an additional 6,250 shares of common stock.

During the quarter ended January 31, 2007, the Valuation Committee increased the fair value of the Company’s common equity interest in SGDA by approximately $121,000.

At January 31, 2007, the term loan had an outstanding balance of $6.2 million with a cost of $6.0 million. The term loan was assigned a fair value of $6.0 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. These increases were approved by the Company’s Valuation Committee. The common equity interest in SGDA has been assigned a fair value of $560,000 with a cost basis of $438,551. The preferred equity interest has been assigned a fair value of $5.0 million.

Sonexis, Inc.

Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.

At October 31, 2006 and January 31, 2007, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been assigned a fair value of $0.

SIA BM Auto

SIA BM Auto (“BM Auto”), Riga, Latvia, is a company focused on the importation and sale of BMW vehicles and parts throughout Latvia, a member of the European Union.

At October 31, 2006 the Company’s investment in BM Auto consisted of 47,300 shares of common stock at a cost and fair value of $8.0 million.

During the quarter ended January 31, 2007, the Valuation Committee increased the fair value of the Company’s investment in BM Auto by approximately $4.7 million.

At January 31, 2007, the Company’s investment in BM Auto was assigned a fair value of $12.7 million.

SP Industries, Inc.

SP Industries, Inc. (“SP”), Warminster, Pennsylvania, is a designer, manufacturer, and marketer of laboratory research and process equipment, glassware and precision glass components, and configured-to-order manufacturing equipment.

At October 31, 2006, the Company’s investment in SP consisted of a the mezzanine loan and a term loan that had outstanding balances of $12.9 million and $3.1 million, respectively, with a cost basis of $12.7 million and $3.0 million, respectively. The mezzanine loan bears annual interest at 16% and matures on March 31, 2012. The term loan bears annual interest at LIBOR plus 8% and matures on March 31, 2011. The mezzanine loan and term loan were assigned fair values of $12.9 million and $3.1 million, respectively.

At January 31, 2007, the mezzanine loan and the term loan had outstanding balances of $13.1 million and $3.1 million, respectively, with a cost basis of $12.8 million and $3.0 million, respectively. The mezzanine loan and term loan were assigned fair values of $13.1 million and $3.1 million, respectively. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Storage Canada, LLC

Storage Canada, LLC (“Storage Canada”), Omaha, NE, is a real estate company that owns and develops self-storage facilities throughout the U.S. and Canada.

At October 31, 2006, the Company’s investment in Storage Canada consisted of a term loan with an outstanding balance of $1.9 million and a cost basis of $2.0 million and was assigned a fair value of $1.9 million. The borrowing bears annual interest at 8.75%.

On January 19, 2007, Storage Canada borrowed $705,000. The borrowing bears annual interest at 8.75% and has a maturity date of January 19, 2014.

At January 31, 2007, the Company’s investment in Storage Canada had an outstanding balance of $2.6 million and a cost basis and fair value of $2.7 million.

Summit Research Labs, Inc.

Summit Research Labs, Inc. (“Summit”), Huguenot, NY, is a specialty chemical company that manufactures antiperspirant actives.

At October 31, 2006, the Company’s investment in Summit consisted of a second lien loan and 800 shares of preferred stock. The second lien loan had an outstanding balance of $5.0 million with a cost of $5.0 million. The second lien loan was assigned a fair value of $5.0 million. The preferred stock had been assigned a fair value of $11.2 million.

At January 31, 2007, the Company’s second lien loan had an outstanding balance of $5.1 million with a cost of $5.0 million. The second lien loan was assigned a fair value of $5.1 million. The preferred stock had been assigned a fair value of $11.2 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Summit.

Timberland Machines & Irrigation, Inc.

Timberland Machines & Irrigation, Inc. (“Timberland”), Enfield, Connecticut, is a distributor of landscaping outdoor power equipment and irrigation products.

Timberland has a floor plan financing program administered by Transamerica. As is typical in Timberland’s industry, under the terms of the dealer financing arrangement, Timberland guarantees the repurchase of product from Transamerica, if a dealer defaults on payment and the underlying assets are repossessed. The Company has agreed to be a co-guarantor of this repurchase commitment, but its maximum potential exposure as a result of the guarantee is contractually limited to $0.5 million.

At October 31, 2006, the Company’s investment in Timberland consisted of a mezzanine loan, junior revolving note, 542 shares of common stock, and warrants. The mezzanine loan had an outstanding balance of $6.6 million with a cost of $6.6 million. The mezzanine loan bears annual interest at 14.43% and matures on August 4, 2009. The mezzanine loan was assigned a fair value of $6.6 million. The junior revolving note had a cost of $2.8 million and was assigned a fair value of $2.8 million. The junior revolving note bears annual interest at 12.5% and matures on July 7, 2007. The common stock was assigned a fair value of $4.4 million. The warrant was assigned a fair value of $0.

At the beginning of the 2007 fiscal year, the junior revolving note provided to Timberland had a balance outstanding of approximately $2.8 million. On November 1, 2006, Timberland borrowed an additional $420,291 from the revolving note. On November 27, 2006, the amount available to borrow on the revolving note was increased to $4.0 million. Timberland immediately borrowed $750,000. As of January 31, 2007, the entire $4.0 million facility was borrowed in full.

On November 1, 2006, the Company reduced the interest rate on the mezzanine loan from 14.43% to 12%.

At January 31, 2007, the Company’s mezzanine loan had an outstanding balance of $6.7 million with a cost of $6.6 million. The mezzanine loan was assigned a fair value of $6.7 million. The junior revolving note was assigned a fair value of $4.0 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The common stock was assigned a fair value of $4.42 million. The warrant was assigned a fair value of $0.

Michael Tokarz, Chairman of the Company, and Puneet Sanan, a representative of the Company, serve as directors of Timberland.

Total Safety U.S., Inc.

Total Safety U.S., Inc. (“Total Safety”), Houston, Texas, is the leading provider of safety equipment and related services to the refining, petrochemical, and oil exploration and production industries.

At October 31, 2006, the Company’s investment in Total Safety consisted of a $4.9 million term loan A bearing annual interest at LIBOR plus 4.5% and a $981,651 term loan B bearing annual interest at LIBOR plus 8.5%. The loans had a combined outstanding balance and cost basis of $5.9 million. The loan assignments were assigned a fair value of $5.9 million.

On December, 8, 2006, Total Safety repaid term loan A and term loan B in full including all accrued interest and fees. The total amount received for term loan A was $5,043,775 and for term loan B was $1,009,628.

On December 13, 2006, the Company purchased $4.5 million of loan assignments in Total Safety. The $1.0 million 1st lien loan bears annual interest at LIBOR plus 3.0% and matures on December 8, 2012. The $3.5 million 2nd lien loan bears annual interest at LIBOR plus 6.5% and matures on December 8, 2013.

At January 31, 2007, the loans had a combined outstanding balance and cost basis of $4.5 million. The loan assignments were assigned a fair value of $4.5 million.

Turf Products, LLC

Turf Products, LLC (“Turf”), Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.

At October 31, 2006, the Company’s investment in Turf consisted of a senior subordinated loan, bearing interest at 15% per annum over a five year term, membership interest, and warrants. The senior subordinated loan had an outstanding balance of $7.7 million with a cost of $7.6 million. The loan was assigned a fair value of $7.7 million. The membership interest had a cost of $3.8 million and had been assigned a fair value of $5.8 million. The warrants had a cost of $0 and were assigned a fair value of $0.

On January 9, 2007, the Company extended to Turf a $1.0 million junior revolving note. Turf immediately borrowed $1.0 million from the note. The note bears annual interest at 12.5% and matures on May 1, 2008.

At January 31, 2007, the Company’s mezzanine loan had an outstanding balance of $7.68 million with a cost of $7.6 million. The loan was assigned a fair value of $7.7 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The junior revolving note had an outstanding balance of $1.0 million with a cost and fair value of $1.0 million. The membership interest has been assigned a fair value of $5.8 million. The option was assigned a fair value of $0.

Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Turf.

Velocitius B.V.

Velocitius B.V. (“Velocitius”), a Netherlands based company, manages Germany based wind farms through operating subsidiaries.

On May 10, 2006, the Company made an equity investment of approximately $66,290 in Velocitius.

On October 26, 2006, the Company made an additional equity investment of approximately $2.9 million.

At October 31, 2006, the Company’s investments in Velocitius consisted of a revolving line of credit and common equity interest. The revolving line of credit expires on October 31, 2009. The note bears annual interest at 8%. The equity investment in Velocitius had a cost and was assigned a fair value of $3.0 million. The revolving line of credit had a cost and was assigned a fair value of $143,614.

On December 12, 2006, Velocitius borrowed $26,496 from the revolving note.

On January 25, 2007, Velocitius borrowed $31,077 from the revolving note. As of January 31, 2007, the balance of the revolving note was $201,187.

At January 31, 2007, the equity investment in Velocitius had a cost and was assigned a fair value of $3.0 million. The revolving line of credit had a cost and was assigned a fair value of $201,187.

Bruce Shewmaker, an officer of the Company, serves as a director of Velocitius.

Vendio Services, Inc.

Vendio Services, Inc. (“Vendio”), San Bruno, California, a Legacy Investment, offers small businesses and entrepreneurs resources to build Internet sales channels by providing software solutions designed to help these merchants efficiently market, sell and distribute their products.

At October 31, 2006, the Company’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were assigned a fair value of $3.4 million, $0 for the common stock and $3.4 million for the Series A preferred stock.

During the quarter ended January 31, 2007, the Valuation Committee increased the fair value of the Company’s investment in Vendio by $3.2 million.

At January 31, 2007, the Company’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were assigned a fair value of $6.6 million, $0 for the common stock and $6.6 million for the Series A preferred stock.

Bruce Shewmaker, an officer of the Company, serves as a director of Vendio.

Vestal Manufacturing Enterprises, Inc.

Vestal Manufacturing Enterprises, Inc. (“Vestal”), Sweetwater, Tennessee, is a market leader for steel fabricated products to brick and masonry segments of the construction industry. Vestal manufactures and sells both cast iron and fabricated steel specialty products used in the construction of single-family homes.

At October 31, 2006, the Company’s investment in Vestal consisted of a senior subordinated promissory note, that had an outstanding balance, cost, and fair value of $800,000, and 81,000 shares of common stock that had a cost basis of $1.9 million were assigned a fair value of $3.7 million.

On December 1, 2006, the Company received a principal payment of approximately $100,000.

At January 31, 2007, the senior subordinated promissory note had an outstanding balance, cost, and fair value of $700,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were assigned a fair value of $3.7 million.

David Hadani and Ben Harris, representatives of the Company, serve as directors of Vestal.

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

At October 31, 2006, the Company’s investment in Vitality consisted of 500,000 shares of common stock at a cost of $5.0 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $9.7 million. The common stock, Series A convertible preferred stock and warrants were assigned fair values of $8.5 million, $11.1 million and $1.1 million, respectively.

On December 22, 2005, the Company purchased an additional 56,472 shares of common stock in Vitality at a cost of approximately $565,000.

At January 31, 2007, the investment in Vitality consisted of 556,472 shares of common stock at a cost of $5.6 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $9.7 million. The increase in the cost and fair value of the Series A convertible preferred stock is due to the capitalization of “payment in kind” dividends. These increases were approved by the Company’s Valuation Committee. The common stock, Series A convertible preferred stock and warrants were assigned fair values of $9.1 million, $11.4 million and $1.1 million, respectively.

David Hadani, a representative of the Company, serves as a director of Vitality.

WBS Carbons Acquisitions Corp.

WBS Carbons Acquisitions Corp. (“WBS”), Middletown, NY, is a manufacturer of antiperspirant actives and water treatment chemicals.

On November 22, 2006, the Company invested $3.2 million in WBS consisting of a $1.6 million bridge loan and 400 shares of common stock at a cost of $1.6 million. The bridge loan bears annual interest at 5% and matures on November 22, 2011.

At January 31, 2007, the bridge loan had an outstanding balance, cost, and fair value of $1.6 million. The 400 shares of common stock of WBS had a cost basis of $1.6 million were assigned a fair value of $1.6 million.

Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of WBS.

Liquidity and Capital Resources

At January 31, 2007, the Company had investments in portfolio companies totaling $313.2 million. Also, at January 31, 2007, the Company had investments in cash equivalents totaling approximately $39.4 million. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.

During the three months ended January 31, 2007, the Company made five new investments, committing capital totaling approximately $18.1 million. The investments were made in Huamei ($200,000), WBS ($3.2 million), Levlad ($10.1 million), MVC Partners ($71,000), and Total Safety ($4.5 million).

The Company also made four follow-on investments in existing portfolio companies committing capital totaling approximately $5.7 million. On November 7, 2006, the Company invested $100,000 in SGDA by purchasing an additional common equity interest. On December 22, 2006, the Company purchased an additional 56,472 shares of common stock in Vitality at a cost of approximately $565,000. On January 9, 2007, the Company extended to Turf a $1.0 million junior revolving note. Turf immediately borrowed $1.0 million from the note. On January 11, 2007, the Company provided Harmony Pharmacy a $4.0 million revolving credit facility. Harmony Pharmacy immediately borrowed $1.75 million from the credit facility.

Current balance sheet resources, which include the additional cash resources from the Credit Facility, are believed to be sufficient to finance current commitments. Current commitments include:

Commitments to/for Portfolio Companies:

At January 31, 2007, the Company’s commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.
Portfolio Company	Amount Committed	Amount Funded at January 31, 2007

Timberland	$4.0 million	$4.0 million
Storage Canada	$6.0 million	$2.7 million
Marine	$2.0 million	—
Octagon	$12.0 million	$2.9 million
Velocitius	$260,000	$201,187
Turf	$1.0 million	$1.0 million
Harmony	$4.0 million	$1.75 million

On June 30, 2005, the Company pledged its common stock of Ohio to Guggenheim to collateralize a loan made by Guggenheim to Ohio.

On July 8, 2005 the Company extended Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2007. The Company also receives a fee of 0.25% on the unused portion of the note. As of October 31, 2005, the total amount outstanding on the note was $3.25 million. On December 27, 2005, the Company exchanged $286,200 of the Timberland junior revolving line of credit for 28.62 shares of common stock at a price of $10,000 per share. As of January 31, 2006, the Company owned 478.62 common shares and the funded debt under the junior revolving line of credit has been reduced from $3.25 million to approximately $3.0 million. On September 12, 2006, the Company converted $409,091 of the Timberland junior revolving line of credit into 40.91 shares of common stock at a price of $10,000 per share. Effective September 22, 2006, the Company converted $225,000 of the Timberland junior revolving line of credit into 22.50 shares of common stock at a price of $10,000 per share. As of October 31, 2006 the Company owned 542.03 common shares and the funded debt under the junior revolving line of credit was $2.8 million. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. Net borrowings during the quarter ended January 31, 2007 were $1.2 million and as of January 31, 2007, the entire $4.0 million facility was borrowed in full.

On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment expires after one year, but may be renewed with the consent of both parties. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2006 the outstanding balance of the loan commitment was $2.0 million. Net borrowing during the quarter ended January 31, 2007 were $705,000 resulting in a balance of $2.7 million as of January 31, 2007.

On July 11, 2006, the Company extended to Marine a $2.0 million secured revolving note. The note bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the loan. There was no amount outstanding on the revolving note as of January 31, 2007.

On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. At October 31, 2006 the balance of the revolving credit facility provided to Octagon was $3.25 million. Net repayments during the quarter ended January 31, 2007 were $400,000 resulting in a balance outstanding of $2.9 million.

On October 30, 2006, the Company provided a $260,000 revolving line of credit to Velocitius on which Velocitius immediately borrowed $143,614. The revolving line of credit expires on October 31, 2009. The line bears annual interest at 8%. At October 31, 2006, the balance of the revolving line of credit was $143,614. Net borrowing during the quarter ended January 31, 2007 were $57,573. As of January 31, 2007, there was $201,187 outstanding.

On January 9, 2007, the Company extended to Turf a $1.0 million secured junior revolving note. Turf immediately borrowed $1.0 million on the note. The note bears annual interest at 12.5%. The Company also receives a fee of 0.25% of the unused portion of the note. The note expires on May 1, 2008. As of January 31, 2007, there was $1.0 million outstanding on the revolving note.

On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. Harmony Pharmacy immediately borrowed $1.75 million. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. As of January 31, 2007, there was $1.75 million outstanding.

Timberland also has a floor plan financing program administered by Transamerica Commercial Finance Corporation (“Transamerica”). As is typical in Timberland’s industry, under the terms of the dealer financing arrangement, Timberland guarantees the repurchase of product from Transamerica, if a dealer defaults on payment and the underlying assets are repossessed. The Company has agreed to be a limited co-guarantor for up to $500,000 on this repurchase commitment.

Commitments of the Company:

On February 16, 2005, the Company entered into a Sublease for a larger space in the building in which the Company’s current executive offices are located. Effective November 1, 2006, the Company subleased its principal executive office to TTG Advisers. The Sublease is scheduled to expire on February 28, 2007. Future payments under the Sublease for TTG Advisers are expected to total approximately $18,750 in fiscal year 2007. The Company’s previous lease was terminated effective March 1, 2005, without penalty. The building in which the Company’s executive offices are located, 287 Bowman Avenue, is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. See Note 7 “Management” for more information on Mr. Tokarz.

On April 27, 2006, the Company and MVCFS, as co-borrowers entered into a new four-year, $100 million Credit Facility with Guggenheim as administrative agent to the lenders. At October 31, 2006, there was $50.0 million in term debt and $50.0 million on the revolving credit facility outstanding. During the quarter ended January 31, 2007, the Company repaid $60.0 million and borrowed $60.0 million on the Credit Facility. As of January 31, 2007, there was $50.0 million in term debt and $50.0 million on the revolving credit facility outstanding. The proceeds from borrowings made under the Credit Facility are expected to be used to fund new and existing portfolio investments, pay fees and expenses related to the financing and for general corporate purposes. The Credit Facility will expire on April 27, 2010, at which time all outstanding amounts under the Credit Facility will be due and payable. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

During the period February 1, 2007 through February 21, 2007, the Company repaid $59.0 million and borrowed $9.0 million under the Credit Facility.

On February 16, 2007, the Company invested an additional $1.8 million in Huamei Capital Company, Inc. by purchasing 450 shares of common stock. The $200,000 convertible promissory note was converted to 50 shares of common stock during this transaction.

On February 19, 2007, the Company invested approximately $8.4 million in Velocitius B.V. in the form of common equity. As of January 31, 2007, this transaction was in escrow and recorded as a deposit on the Company’s books.

On February 21, 2007, the Company made an additional investment in BP Clothing LLC by extending a $10.0 million second lien loan. The loan has an annual interest rate of 14% and matures on July 18, 2012. The Company then assigned $5.0 million of the second lien loan.

On February 28, 2007, the Company closed a public offering of 5,000,000 shares of its common stock at a price of $16.25 per share, raising approximately $75.9 million in net proceeds after deducting the underwriting discount and commissions and estimated offering expenses. The Company expects to use the net proceeds of the offering to fund additional investments and for general corporate purposes, including the repayment of debt.

On March 2, 2007, Octagon repaid $600,000 of the revolving credit facility.

On March 2, 2007, the Company received a principal payment of approximately $1.0 million on term loan A from Henry.

On March 8, 2007, Levlad repaid their second lien note in full including all accrued interest and a prepayment fee. The total amount received in repayment for the second lien note was $10,427,389.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Historically the Company has invested in small companies, and its investments in these companies are considered speculative in nature. The Company’s investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, the Company is subject to risk of loss which may prevent our shareholders from achieving price appreciation, dividend distributions and return of capital.

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 85.53% of the Company’s total assets at January 31, 2007. As discussed in Note 5 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.

In addition, the following risk factors relate to market risks impacting the Company.

Investing in private companies involves a high degree of risk.

Our investment portfolio generally consists of loans to, and investments in, private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally very little publicly available information about the companies in which we invest, and we rely significantly on the due diligence of the Company’s investment team to obtain appropriate information in connection with our investment decisions.

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

At January 31, 2007, approximately 85.53% of our total assets represented portfolio investments recorded at fair value. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we have an indication (based on an objective development) that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value, where appropriate. Without a readily ascertainable market value and because of the inherent uncertainty of fair valuations, fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Complying with the RIC requirements may cause us to forego otherwise attractive opportunities.

To qualify as a RIC for U.S. federal income tax purposes, we must satisfy tests concerning the sources of our income, the nature and diversification of our assets and the amounts we distribute to our shareholders. We may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualification as a RIC. In particular, to qualify as a RIC, at least 50% of our assets must be in the form of cash and cash items, Government securities, securities of other RICs, and other securities that represent not more than 5% of the Company’s total assets and not more than 10% of the outstanding voting securities of any issuer. The Company has from time to time held a significant portion of its assets in securities that exceed 5% of the Company’s total assets or more than 10% of the outstanding securities of an issuer, and compliance with the RIC requirements may adversely affect our ability to make additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of the issuer. Thus, compliance with the RIC requirements may hinder our ability to take advantage of investment opportunities believed to be attractive.

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

Our ability to use our capital loss carryforwards may be subject to limitations.

If we experience a shift in the ownership of our common stock (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be significantly limited. In this regard, we may seek to address this matter by implementing restrictions on the ownership of our common stock which, if implemented, would generally prevent investors from acquiring 5% or more of the outstanding shares of our common stock. Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.

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

(b) There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 5.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2007, we issued a total of 3,682 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $77,500.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Exhibit

10	Transfer Agency and Service Agreement with Registrant and Computershare Trust Company, N.A.
31	Rule 13a-14(a) Certifications.
32	Section 1350 Certification.

Other required Exhibits are included in this Form 10-Q or have been previously filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Registration Statements on Form N-2 (Reg. Nos. 333-119625 and 333-125953) or the Company’s Annual Report on Form 10-K for the year ended October 31, 2006, as filed with the SEC on January 10, 2007 (File No. 814-00201).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

MVC Capital, Inc.

/s/ Michael Tokarz
Michael Tokarz
In the capacity of the officer who performs the
functions of Principal Executive Officer.

Date: March 9, 2007

MVC Capital, Inc.

/s/ Peter Seidenberg
Peter Seidenberg
In the capacity of the officer who performs the
functions of Principal Financial Officer.

Date: March 9, 2007