Form 10-Q
period 2007-04-30
MVC CAPITAL, INC.
filed 2007-06-11
CIK 1099941

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-28405

MVC Capital, Inc.
(Exact name of the registrant as specified in its charter)

DELAWARE	94-3346760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
287 Bowman Avenue	10577
2nd Floor	(Zip Code)
Purchase, New York
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

There were 24,262,566 shares of the registrant’s common stock, $.01 par value, outstanding as of June 11, 2007.

MVC Capital, Inc.
(A Delaware Corporation)
Index

		Page

Part I. Consolidated Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets
	— April 30, 2007 and October 31, 2006	3
	Consolidated Statements of Operations
	— For the Period November 1, 2006 to April 30, 2007 and
	— For the Period November 1, 2005 to April 30, 2006	4
	Consolidated Statements of Operations
	— For the Period February 1, 2007 to April 30, 2007 and
	— For the Period February 1, 2006 to April 30, 2006	5
	Consolidated Statements of Cash Flows
	— For the Period November 1, 2006 to April 30, 2007 and
	— For the Period November 1, 2005 to April 30, 2006	6
	Consolidated Statements of Changes in Net Assets
	— For the Period November 1, 2006 to April 30, 2007
	— For the Period November 1, 2005 to April 30, 2006 and
	— For the Year ended October 31, 2006	8
	Consolidated Selected Per Share Data and Ratios
	— For the Period November 1, 2006 to April 30, 2007,
	— For the Period November 1, 2005 to April 30, 2006 and
	— For the Year ended October 31, 2006	9
	Consolidated Schedule of Investments
	— April 30, 2007	10
	— October 31, 2006	13
	Notes to Consolidated Financial Statements	16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54
Item 4.	Controls and Procedures	59
Part II. Other Information
SIGNATURE		61
Exhibits
Rule 13a-14(a) Certifications
Section 1350 Certification

Part I.  Consolidated Financial Information

Item 1.  Consolidated Financial Statements

MVC Capital, Inc.
Consolidated Balance Sheets

	April 30,	October 31,
	2007	2006
	(Unaudited)

ASSETS
Assets
Cash and cash equivalents	$99,507,644	$66,217,123
Investments at fair value (cost $328,650,529 and $286,850,759)
Non-control/Non-affiliated investments (cost $117,163,024 and $108,557,066)	81,592,099	71,848,976
Affiliate investments (cost $90,607,467 and $71,672,386)	100,040,361	75,248,140
Control investments (cost $120,880,038 and $106,621,307)	183,344,331	128,794,436

Total investments at fair value	364,976,791	275,891,552
Dividends, interest and fees receivable	2,157,291	1,617,511
Prepaid expenses	3,264,884	2,632,859
Prepaid taxes	496,060	—
Deferred tax	534,833	548,120
Deposits	416,690	120,000
Other assets	37,894	54,796

Total assets	$471,392,087	$347,081,961

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Revolving credit facility	$50,000,000	$50,000,000
Term loan	50,000,000	50,000,000
Provision for incentive compensation (Note 9)	15,486,486	7,172,352
Management fee payable	1,854,365	—
Employee compensation and benefits	—	1,635,600
Other accrued expenses and liabilities	1,021,987	774,048
Professional fees	452,435	402,133
Consulting fees	69,589	70,999
Taxes payable	—	33,455

Total liabilities	118,884,862	110,088,587

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 24,258,439 and 19,093,929 shares outstanding, respectively	283,044	231,459
Additional paid-in-capital	431,840,079	353,479,871
Accumulated earnings	18,264,215	22,026,261
Dividends paid to stockholders	(27,941,286)	(21,592,946)
Accumulated net realized loss	(73,139,689)	(73,016,601)
Net unrealized appreciation (depreciation)	36,326,262	(10,959,207)
Treasury stock, at cost, 4,046,009 and 4,052,019 shares held, respectively	(33,125,400)	(33,175,463)

Total shareholders’ equity	352,507,225	236,993,374

Total liabilities and shareholders’ equity	$471,392,087	$347,081,961

Net asset value per share	$14.53	$12.41

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations
(Unaudited)

	For the Period	For the Period
	Ended	Ended
	November 1, 2006 to	November 1, 2005 to
	April 30, 2007	April 30, 2006

Operating Income:
Dividend income
Affiliate investments	$274,728	$724,306
Control investments	—	44,505

Total dividend income	274,728	768,811

Interest income (net of foreign taxes withheld of $0, and $18,433)
Non-control/Non-affiliated investments	5,355,816	3,068,826
Affiliate investments	2,099,371	856,472
Control investments	2,230,696	1,882,076

Total interest income	9,685,883	5,807,374

Fee income
Non-control/Non-affiliated investments	620,280	776,894
Affiliate investments	236,275	144,841
Control investments	517,930	672,017

Total fee income	1,374,485	1,593,752

Other income	147,195	315,196

Total operating income	11,482,291	8,485,133

Operating Expenses:
Incentive compensation (Note 9)	8,424,352	3,556,186
Management fee	3,489,009	—
Interest, fees and other borrowing costs	2,384,036	47,773
Legal fees	308,000	250,002
Other expenses	235,192	229,974
Insurance	216,606	240,211
Audit fees	162,000	186,822
Administration	130,284	87,656
Directors fees	120,000	96,501
Consulting fees	63,500	223,796
Printing and postage	48,600	37,350
Public relations fees	36,901	43,200
Facilities	—	332,814
Employee compensation and benefits	—	1,397,390

Total operating expenses	15,618,480	6,729,675
Net operating income (loss) before taxes	(4,136,189)	1,755,458

Tax (Benefit) Expenses:
Deferred tax expense	13,287	65,890
Current tax (benefit) expense	(387,430)	15,070

Total tax (benefit) expense	(374,143)	80,960

Net operating income (loss)	(3,762,046)	1,674,498

Net Realized and Unrealized Gain (Loss) on Investments:
Net realized loss on investments
Non-control/Non-affiliated investments	(115,282)	(128,505)
Affiliate investments	—	(2,300,000)
Control investments	(7,806)	—

Total net realized loss on investments	(123,088)	(2,428,505)
Net change in unrealized appreciation on investments	47,285,469	24,178,203

Net realized and unrealized gain on investments	47,162,381	21,749,698

Net increase in net assets resulting from operations	$43,400,335	$23,424,196

Net increase in net assets per share resulting from operations	$2.00	$1.23

Dividends declared per share	$0.30	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations
(Unaudited)

	For the Quarter	For the Quarter
	Ended	Ended
	February 1, 2007 to	February 1, 2006 to
	April 30, 2007	April 30, 2006

Operating Income:
Dividend income
Affiliate investments	$62,291	$346,108
Control investments	—	44,505

Total dividend income	62,291	390,613

Interest income (net of foreign taxes withheld of $0, and $18,433)
Non-control/Non-affiliated investments	2,938,470	1,456,790
Affiliate investments	1,108,246	413,393
Control investments	1,123,692	1,065,992

Total interest income	5,170,408	2,936,175

Fee income
Non-control/Non-affiliated investments	337,557	457,827
Affiliate investments	118,703	73,252
Control investments	261,374	210,021

Total fee income	717,634	741,100

Other income	122,723	193,592

Total operating income	6,073,056	4,261,480

Operating Expenses:
Incentive compensation (Note 9)	4,898,385	2,005,297
Management fee	1,854,365	—
Interest, fees and other borrowing costs	1,255,620	39,211
Legal fees	150,000	125,001
Insurance	98,106	110,505
Other expenses	118,689	141,470
Audit fees	78,000	104,117
Directors fees	60,000	60,000
Administration	72,922	49,082
Consulting fees	32,000	193,796
Printing and postage	24,300	18,675
Public relations fees	17,251	21,600
Facilities	—	167,500
Employee compensation and benefits	—	746,937

Total operating expenses	8,659,638	3,783,191
Net operating income (loss) before taxes	(2,586,582)	478,289

Tax (Benefit) Expenses:
Deferred tax (benefit) expense	(6,466)	69,603
Current tax benefit	(387,430)	(93,532)

Total tax benefit	(393,896)	(23,929)

Net operating income (loss)	(2,192,686)	502,218

Net Realized and Unrealized Gain (Loss) on Investments:
Net realized loss on investments
Non-control/Non-affiliated investments	(119,250)	(199,657)
Affiliate investments	—	—
Control investments	(7,806)	—

Total net realized loss on investments	(127,056)	(199,657)
Net change in unrealized appreciation on investments	26,643,241	10,814,915

Net realized and unrealized gain on investments	26,516,185	10,615,258

Net increase in net assets resulting from operations	$24,323,499	$11,117,476

Net increase in net assets per share resulting from operations	$1.00	$0.58

Dividends declared per share	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Period	For the Period
	Ended	Ended
	November 1, 2006 to	November 1, 2005 to
	April 30, 2007	April 30, 2006

Cash flows from Operating Activities:
Net increase in net assets resulting from operations	$43,400,335	$23,424,196
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Realized loss	123,088	2,428,505
Net change in unrealized appreciation	(47,285,469)	(24,178,203)
Amortization of discounts and fees	(44,907)	(125,510)
Increase in accrued payment-in-kind dividends and interest	(1,553,168)	(911,486)
Increase in allocation of flow through income	(81,155)	(119,598)
Changes in assets and liabilities:
Dividends, interest and fees receivable	(539,780)	(99,972)
Prepaid expenses	(632,025)	(2,042,266)
Prepaid taxes	(496,060)	(202,134)
Deferred tax	13,287	65,890
Deposits	(296,690)	(125,000)
Other assets	16,902	16,902
Payable for investment purchased	—	(79,708)
Incentive Compensation (Note 9)	8,314,134	3,556,186
Liabilities	482,141	(67,245)
Purchases of equity investments	(13,601,201)	(15,477,543)
Purchases of debt instruments	(51,050,656)	(30,160,600)
Purchases of short term investments	—	(171,111,142)
Proceeds from equity instruments	—	200,000
Proceeds from debt instruments	24,408,229	21,753,937
Sales/maturities of short term investments	—	138,424,001

Net cash used by operating activities	(38,822,995)	(54,830,790)

Cash flows from Financing Activities:
Issuance of common stock	83,825,625	—
Offering expenses	(5,441,281)	—
Distributions to shareholders paid	(6,270,828)	(4,541,680)
Net borrowings under term loan	—	17,500,000
Net borrowings under revolving credit facility	—	27,500,000

Net cash provided from financing activities	72,113,516	40,458,320

Net change in cash and cash equivalents for the period	33,290,521	(14,372,470)

Cash and cash equivalents, beginning of period	66,217,123	26,297,190

Cash and cash equivalents, end of period	$99,507,644	$11,924,720

During the six months ended April 30, 2007 and 2006, MVC Capital, Inc. paid $1,849,322, and $12,361 in interest expense, respectively.

During the six months ended April 30, 2007 and 2006, MVC Capital, Inc. paid $62,085, and $217,204 in income taxes, respectively.

Non-cash activity:

During the six months ended April 30, 2007 and 2006, MVC Capital, Inc. recorded payment in kind (pik) dividend and interest of $1,553,168, and $911,486, respectively. This amount was added to the principal balance of the investments and recorded as interest/dividend income.

During the six months ended April 30, 2007 and 2006, MVC Capital, Inc. was allocated $141,630, and $208,723, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of this amount, $60,475, and $89,125, respectively, was received in cash and the balance of $81,155, and $119,598, respectively, was undistributed and therefore increased the cost of the investment.

On November 2, 2005, MVC Capital, Inc. re-issued 1,904 shares of treasury stock, in lieu of a cash distribution totaling $19,818, in accordance with the Fund’s dividend reinvestment plan.

On December 27, 2005, MVC Capital, Inc. exchanged $286,200 from the Timberland Machines & Irrigation, Inc.’s junior revolving line of credit for 29 shares of its common stock.

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

On February 16, 2007, MVC Capital, Inc. exchanged the $200,000 HuaMei Capital Company convertible promissory note for 50 shares of its common stock.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Period Ended	For the Period Ended
	November 1, 2006 to	November 1, 2005 to	For the Year Ended
	April 30, 2007	April 30, 2006	October 31, 2006
	(Unaudited)	(Unaudited)

Operations:
Net operating income (loss)	$(3,762,046)	$1,674,498	$3,780,622
Net realized gain (loss)	(123,088)	(2,428,505)	5,221,390
Net change in unrealized appreciation	47,285,469	24,178,203	38,334,356

Net increase in net assets from operations	43,400,335	23,424,196	47,336,368

Shareholder Distributions:
Distributions to shareholders	(6,348,340)	(4,581,451)	(9,163,765)

Net decrease in net assets from shareholder distributions	(6,348,340)	(4,581,451)	(9,163,765)

Capital Share Transactions:
Issuance of common stock	83,825,625	—	—
Offering expenses	(5,441,281)	—	—
Reissuance of treasury stock in lieu of cash dividend	77,512	39,771	81,771

Net increase in net assets from capital share transactions	78,461,856	39,771	81,771

Total increase in net assets	115,513,851	18,882,516	38,254,374

Net assets, beginning of period	236,993,374	198,739,000	198,739,000

Net assets, end of period	$352,507,225	$217,621,516	$236,993,374

Common shares outstanding, end of period	24,258,439	19,090,294	19,093,929

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Period Ended		For the Period Ended
	November 1, 2006 to		November 1, 2005 to		For the Year Ended
	April 30, 2007		April 30, 2006		October 31, 2006
	(Unaudited)		(Unaudited)

Net asset value, beginning of period	$12.41		$10.41		$10.41
Operations:
Net operating income (loss)	(0.18)		0.09		0.20
Net realized and unrealized gain on investments	2.18		1.14		2.28

Net increase in net assets from operations	2.00		1.23		2.48

Shareholder Distributions:
From net investment income	(0.30)		(0.24)		(0.48)

Net decrease in net assets from shareholder distributions	(0.30)		(0.24)		(0.48)

Capital share transactions:
Anti-dilutive effect of share issuance	0.42		—		—

Net increase in net assets from capital share transactions	0.42		—		—

Net asset value, end of period	$14.53		$11.40		$12.41

Market value, end of period	$17.57		$12.29		$13.08

Market premium (discount)	20.92%		7.81%		5.40%
Total Return — At NAV(a)	19.78%		11.88%		24.23%
Total Return — At Market(a)	37.07%		11.41%		20.75%
Ratios and Supplemental Data:
Net assets, end of period (in thousands)	$352,507		$217,622		$236,993
Ratios to average net assets:
Expenses	10.89	%(b)	6.66	%(b)	6.85%
Expenses excluding tax expense (benefit)	11.15	%(b)	6.58	%(b)	6.78%
Expenses excluding incentive compensation	4.87	%(b)	3.18	%(b)	4.03%
Expenses excluding incentive compensation, interest and other borrowing costs	3.17	%(b)	3.14	%(b)	3.29%
Net operating income (loss)	(2.69	)%(b)	1.64	%(b)	1.76%
Net operating income (loss) before tax expense (benefit)	(2.95	)%(b)	1.72	%(b)	1.83%
Net operating income (loss) before incentive compensation	3.33	%(b)	5.12	%(b)	4.58%
Net operating income (loss) before incentive compensation, interest and other borrowing costs	5.03	%(b)	5.16	%(b)	5.32%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period.

(b)	Annualized

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
April 30, 2007
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments — 23.15% (a, c, f, g)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d)		$5,000,003	$—
Amersham Corp.	Manufacturer of Precision — Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010(h)	$2,473,521	2,473,521	2,473,521
		Second Lien Seller Note 19.0000%, 06/30/2013 (b, h)	2,862,440	2,862,440	2,862,440

				5,335,961	5,335,961

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b, h)	15,153,956	14,894,426	15,153,956
		Term Loan A 9.6000%, 07/18/2011(h)	2,730,000	2,686,652	2,686,652
		Term Loan B 11.7500%, 07/18/2011(h)	2,000,000	1,968,450	1,968,450

				19,549,528	19,809,058

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d)		4,520,350	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d)		15,000,000	6,100,000
Henry Company	Building Products / Specialty Chemicals	Term Loan A 8.8200%, 04/06/2011(h)	1,900,367	1,900,367	1,900,367
		Term Loan B 13.0700%, 04/06/2011(h)	2,000,000	2,000,000	2,000,000

				3,900,367	3,900,367

Innovative Brands, LLC	Consumer Products	Term Loan 11.1250%, 09/25/2011(h)	14,925,000	14,925,000	14,925,000
JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009 (b, h)	3,104,924	3,067,598	3,104,924
Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—
MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares)(d)		3,750,000	—
SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—
Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares)(d)		10,000,000	—
SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 13.3200%, 03/31/2011(h)	8,059,300	8,013,240	8,059,300
		Senior Subordinated Debt 16.0000%, 03/31/2012 (b, h)	13,215,489	12,937,511	13,215,489

				20,950,751	21,274,789

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013(h)	1,320,500	1,326,564	1,320,500
		Term Loan 8.7500%, 10/06/2013(h)	619,000	619,000	619,000
		Term Loan 8.7500%, 01/19/2014(h)	705,000	705,000	705,000

				2,650,564	2,644,500

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 8.3500%, 12/08/2012(h)	997,500	997,500	997,500
		Second Lien Seller Note 11.8500%, 12/08/2013(h)	3,500,000	3,500,000	3,500,000

				4,497,500	4,497,500

Sub Total Non-control/Non-affiliated investments				117,163,024	81,592,099

Affiliate investments — 28.38% (a, c, f, g)
Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,081,195 shares)		5,879,242	10,811,950
Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—
Genevac U.S. Holdings, Inc.	Laboratory Research Equipment	Senior Subordinated Debt 12.5000%, 01/03/2008 (e, h)	12,962,963	12,962,963	12,962,963
		Common Stock (140 shares) (d, e)		1,037,037	1,037,037

				14,000,000	14,000,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	2,000,000
Impact Confections, Inc.	Confections Manufacturing	Senior Subordinated Debt 17.0000%, 07/30/2009 (b, h)	5,591,507	5,526,421	5,591,507
	and Distribution	Senior Subordinated Debt 9.3200%, 07/29/2008(h)	325,000	322,294	325,000
		Common Stock (252 shares) (d)		2,700,000	2,700,000

				8,548,715	8,616,507

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)
April 30, 2007
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	$10,296,207	$10,119,302	$10,296,207
		Convertible Preferred Stock (20,000 shares) (b)		2,117,893	2,117,893

				12,237,195	12,414,100

Octagon Credit Investors, LLC	Financial Services	Term Loan 9.5700%, 12/31/2011(h)	5,000,000	4,937,709	5,000,000
		Revolving Line of Credit 9.5700%, 12/31/2011(h)	5,650,000	5,650,000	5,650,000
		Limited Liability Company Interest		975,250	3,630,155

				11,562,959	14,280,155

Phoenix Coal Corporation	Coal Processing and Production	Second Lien Note 15.0000%, 06/08/2011 (b, h)	7,268,932	7,154,003	7,268,932
		Common Stock (1,666,667) (d)		1,000,000	1,000,000

				8,154,003	8,268,932

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	7,700,000
Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (d)		5,564,716	9,064,716
		Preferred Stock (1,000,000 shares) (b, h)		9,660,637	11,784,001
		Warrants (d)		—	1,100,000

				15,225,353	21,948,717

Sub Total Affiliate investments				90,607,467	100,040,361

Control investments — 52.01% (a, c, f, g)
auto MOTOL BENI	Automotive Dealership	Bridge Loan 12.0000%, 06/25/2007 (e, h)	300,000	300,000	300,000
		Common Stock (200 shares) (d, e)		2,000,000	2,000,000

				2,300,000	2,300,000

Baltic Motors Corporation	Automotive Dealership	Senior Subordinated Debt 10.0000%, 06/24/2007 (e, h)	4,500,000	4,500,000	4,500,000
		Common Stock (60,684 shares) (d, e)		8,000,000	47,200,000

				12,500,000	51,700,000

Harmony Pharmacy & Health Center, Inc.	Healthcare - Retail	Revolving Credit Facility 10.0000%, 12/01/09(h)		1,750,000	1,750,000
		Common Stock (2,000,000 shares) (d)		750,000	750,000

				2,500,000	2,500,000

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		70,898	70,898
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	17,200,000
SGDA Sanierungsgesellschaft	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e, h)	6,187,350	6,024,307	6,024,307
fur Deponien und Altlasten		Common Equity Interest (d, e)		438,551	560,000
		Preferred Equity Interest (d, e)		5,000,000	5,350,000

				11,462,858	11,934,307

SIA BM Auto	Automotive Dealership	Common Stock (47,300 shares) (d, e)		8,000,000	26,700,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012 (b, h)	5,225,996	5,137,771	5,225,996
		Preferred Stock (800 shares) (d)		11,200,000	11,200,000

				16,337,771	16,425,996

Timberland Machines & Irrigation, Inc.	Distributor - Landscaping and	Senior Subordinated Debt 12.000%, 08/04/2009 (b, h)	6,715,556	6,669,251	6,715,556
	Irrigation Equipment	Junior Revolving Line of Credit 12.5000%, 07/07/2007(h)	2,250,000	2,250,000	2,250,000
		Common Stock (542 shares) (d)		5,420,291	4,420,291
		Warrants (d)		—	—

				14,339,542	13,385,847

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)
April 30, 2007
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	$7,676,330	$7,634,015	$7,676,330
	Irrigation Equipment	Junior Revolving Line of Credit 12.5000%, 05/01/2008(h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,821,794	5,821,794
		Warrants (d)		—	—

				12,455,809	14,498,124

Velocitius B.V	Renewable Energy	Revolving Credit Facility 8.0000%, 10/31/2009 (e, h)	133,844	133,844	133,844
		Common Equity Interest (d, e)		11,395,315	11,395,315

				11,529,159	11,529,159

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d)		5,500,000	—
		Preferred Stock (6,443,188 shares) (d)		1,134,001	7,500,000

				6,634,001	7,500,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011(h)	700,000	700,000	700,000
		Common Stock (81,000 shares) (d)		1,850,000	3,700,000

				2,550,000	4,400,000

WBS Carbons Acquistions Corp.	Specialty Chemicals	Bridge Loan 5.0000%, 11/22/2011 (b, h)	1,600,000	1,600,000	1,600,000
		Common Stock (400 shares) (d)		1,600,000	1,600,000

				3,200,000	3,200,000

Sub Total Control Investments				120,880,038	183,344,331

TOTAL INVESTMENT ASSETS — 103.54%(f)				$328,650,529	$364,976,791

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except auto MOTOL BENI, Baltic Motors Corporation, Genevac U.S. Holdings, Inc., Lockorder Limited, SafeStone Technologies Limited, SGDA Sanierungsgesellschaft fur Deponien und Altlasten,SIA BM Auto and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $352,507,225 as of April 30, 2007.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

—	Denotes zero Cost/fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
October 31, 2006

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments — 30.32% (a, c, f, g)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d)		$5,000,003	$—
Amersham Corp.	Manufacturer of Precision — Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010(h)	$2,473,521	2,473,521	2,473,521
		Second Lien Seller Note 16.0000%, 06/30/2013 (b, h)	2,627,538	2,627,538	2,627,538

				5,101,059	5,101,059

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b, h)	10,041,165	9,862,650	10,041,165
		Term Loan A 9.6500%, 07/18/2011(h)	2,910,000	2,858,549	2,858,549
		Term Loan B 11.8000%, 07/18/2011(h)	2,000,000	1,964,638	1,964,638

				14,685,837	14,864,352

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d)		4,520,350	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d)		15,000,000	5,000,000
Henry Company	Building Products / Specialty Chemicals	Term Loan A 8.8244%, 04/06/2011(h)	3,000,000	3,000,000	3,000,000
		Term Loan B 13.0744%, 04/06/2011(h)	2,000,000	2,000,000	2,000,000

				5,000,000	5,000,000

Innovative Brands, LLC	Consumer Products	Term Loan 11.1250%, 09/22/2011(h)	15,000,000	15,000,000	15,000,000
JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009 (b, h)	3,035,844	2,988,002	3,035,844
MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d)		3,750,000	—
SafeStone Technologies PLC	Technology Investments	Preferred Stock (2,106,378 shares) (d, e)		4,015,402	—
Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d)		10,000,000	—
SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 13.3244%, 03/31/2011(h)	3,059,300	3,007,411	3,059,300
		Senior Subordinated Debt 16.0000%, 03/31/2012 (b, h)	12,959,013	12,653,021	12,959,013

				15,660,432	16,018,313

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013(h)	1,320,500	1,327,073	1,320,500
		Term Loan 8.7500%, 10/06/2013(h)	619,000	619,000	619,000

				1,946,073	1,939,500

Total Safety U.S., Inc.	Engineering Services	Term Loan A 9.8300%, 12/31/2010(h)	4,908,257	4,908,257	4,908,257
		Term Loan B 13.8300%, 12/31/2010(h)	981,651	981,651	981,651

				5,889,908	5,889,908

Sub Total Non-control/Non-affiliated investments				108,557,066	71,848,976

Affiliate investments — 31.75% (a, c, f, g)
Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,081,195 shares)		5,879,242	8,957,880
Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—
Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Common Stock (2,000,000 shares) (d)		750,000	750,000
Impact Confections, Inc.	Confections Manufacturing	Senior Subordinated Debt 17.0000%, 07/30/2009 (b, h)	5,468,123	5,390,649	5,468,123
	and Distribution	Senior Subordinated Debt 9.3244%, 07/29/2008(h)	325,000	321,218	325,000
		Common Stock (252 shares) (d)		2,700,000	2,700,000

				8,411,867	8,493,123

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	10,091,111	9,899,988	10,091,111
		Convertible Preferred Stock (20,000 shares) (b)		2,035,652	2,035,652

				11,935,640	12,126,763

Octagon Credit Investors, LLC	Financial Services	Term Loan 9.5744%, 12/31/2011(h)	5,000,000	4,931,096	5,000,000
		Revolving Line of Credit 9.5744%, 12/31/2011(h)	3,250,000	3,250,000	3,250,000
		Limited Liability Company Interest		894,095	1,927,932

				9,075,191	10,177,932

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)
October 31, 2006

Company	Industry	Investment	Principal	Cost	Fair Value

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (1,666,667)(d)		$1,000,000	$1,000,000
		Second Lien Note 15.0000%, 06/08/2011 (b, h)	$7,088,615	6,959,809	7,088,615

				7,959,809	8,088,615

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	6,000,000
Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (500,000 shares) (d)		5,000,000	8,500,000
		Preferred Stock (1,000,000 shares) (b, h)		9,660,637	11,053,827
		Warrants (d)		—	1,100,000

				14,660,637	20,653,827

Sub Total Affiliate investments				71,672,386	75,248,140

Control investments — 54.34% (a, c, f, g)
auto MOTOL BENI	Automotive Dealership	Common Stock (200 shares) (d, e)		2,000,000	2,000,000
Baltic Motors Corporation	Automotive Dealership	Senior Subordinated Debt 10.0000%, 06/24/2007 (e, h)	4,500,000	4,500,000	4,500,000
		Bridge Loan 12.0000%, 12/22/2006 (e, h)	1,000,000	1,000,000	1,000,000
		Common Stock (60,684 shares) (d, e)		8,000,000	21,155,000

				13,500,000	26,655,000

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	26,200,000
SGDA Sanierungsgesellschaft	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e, h)	6,187,350	5,989,710	5,989,710
fur Deponien und Altlasten		Common Equity Interest (d, e)		338,551	338,551
		Preferred Equity Interest (d, e)		5,000,000	5,000,000

				11,328,261	11,328,261

SIA BM Auto	Automotive Dealership	Common Stock (47,300 shares) (d, e)		8,000,000	8,000,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012 (b, h)	5,044,813	4,948,327	5,044,813
		Preferred Stock (800 shares) (d)		11,200,000	11,200,000

				16,148,327	16,244,813

Timberland Machines & Irrigation, Inc.	Distributor - Landscaping and	Senior Subordinated Debt 14.4260%, 08/04/2009 (b, h)	6,607,859	6,551,408	6,607,859
	Irrigation Equipment	Junior Revolving Line of Credit 12.5000%, 07/07/07(h)	2,829,709	2,829,709	2,829,709
		Common Stock (542 shares) (d)		5,420,291	4,420,291
		Warrants (d)		—	—

				14,801,408	13,857,859

Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	7,676,330	7,627,137	7,676,330
	Irrigation Equipment	Limited Liability Company Interest (d)		3,821,794	5,821,794
		Warrants (d)		—	—

				11,448,931	13,498,124

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		2,966,765	2,966,765
		Revolving Line of Credit 8.0000%, 10/31/2009 (e, h)	143,614	143,614	143,614

				3,110,379	3,110,379

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d)		5,500,000	—
		Preferred Stock (6,443,188 shares) (d)		1,134,001	3,400,000

				6,634,001	3,400,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011(h)	800,000	800,000	800,000
		Common Stock (81,000 shares)		1,850,000	3,700,000

				2,650,000	4,500,000

Sub Total Control Investments				106,621,307	128,794,436

TOTAL INVESTMENT ASSETS 116.41%(f)				$286,850,759	$275,891,552

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)
October 31, 2006

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except auto MOTOL BENI, Baltic Motors Corporation, Safestone Technologies PLC, SGDA Sanierungsgesellschaft fur Deponien und Altlasten, SIA BM Auto and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $236,993,374 as of October 31, 2006.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

—	Denotes zero cost/fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements

April 30, 2007
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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 77.43% of the Company’s total assets at April 30, 2007. As discussed in Note 5, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.

5.	Portfolio Investments

For the Six Month Period Ended April 30, 2007

During the six month period ended April 30, 2007, the Company made six new investments, committing capital totaling approximately $32.1 million. The investments were made in Huamei Capital Company, Inc.

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

(“HuaMei”) ($200,000), WBS Carbons Acquisition Corp. (“WBS”) ($3.2 million), Levlad Arbonne International LLC (“Levlad”) ($10.1 million), MVC Partners LLC (“MVC Partners”) ($71,000), Total Safety U.S., Inc. (“Total Safety”) ($4.5 million), and Genevac U.S. Holdings, Inc. (“Genevac”) ($14.0 million).

The Company also made nine follow-on investments in existing portfolio companies committing capital totaling approximately $26.9 million. On November 7, 2006, the Company invested $100,000 in SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”) by purchasing an additional common equity interest. On December 22, 2006, the Company purchased an additional 56,472 shares of common stock in Vitality Foodservice, Inc. (“Vitality”) at a cost of approximately $565,000. On January 9, 2007, the Company extended to Turf Products LLC (“Turf”) a $1.0 million junior revolving note. Turf immediately borrowed $1.0 million from the note. On January 11, 2007, the Company provided Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”) a $4.0 million revolving credit facility. Harmony Pharmacy immediately borrowed $1.75 million from the credit facility. On February 16, 2007, the company invested $1.8 million in HuaMei purchasing 450 shares of common stock. At the same time, the $200,000 convertible promissory note was exchanged for 50 shares of HuaMei common stock at the same price. On February 19, 2007, the Company invested an additional $8.4 million in Velocitius B.V. (“Velocitius”). On February 21, 2007, the Company provided BP Clothing, LLC (“BP”) a $5.0 million second lien loan. On March 26, 2007, the Company extended a $1.0 million bridge loan to Auto MOTO BENI (“BENI”). On March 30, 2007, the company invested an additional $5.0 million in SP Industries, Inc. (“SP”) in the form of a subordinated term loan B.

At the beginning of the 2007 fiscal year, the junior revolving note provided to Timberland Machines & Irrigation, Inc. (“Timberland”) had a balance outstanding of approximately $2.8 million. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. Net repayments during for the six month period ended April 30, 2007 were $500,000 resulting in a balance as of April 30, 2007 of $2.3 million.

At October 31, 2006, the balance of the revolving credit facility provided to Octagon Credit Investors, LLC (“Octagon”) was $3.3 million. Net borrowings during the six month period ended April 30, 2007 were $2.4 million resulting in a balance outstanding of approximately $5.7 million.

At October 31, 2006, the balance of the revolving line of credit provided to Velocitius was approximately $144,000. Net repayments during the six month period ended April 30, 2007 were approximately $10,000. As of April 30, 2007, the balance of the revolving line of credit was approximately $134,000.

On December 1, 2006, the Company received a principal payment of approximately $100,000 from Vestal Manufacturing Enterprises, Inc. (“Vestal”) on its senior subordinated debt. As of April 30, 2007, the balance of the loan was $700,000.

On December, 8, 2006, Total Safety repaid term loan A and term loan B in full including all accrued interest and prepayment fees. The total amount received for term loan A was $5,043,775 and for term loan B was $1,009,628.

On December 29, 2006 and March 30, 2007, the Company received quarterly principal payments from BP on term loan A of $90,000 on each payment date.

On January 1, 2007 and April 2, 2007, the Company received principal payments of $37,500 on the term loan provided to Innovative Brands, LLC (“Innovative Brands”).

On January 2, 2007 and March 1, 2007, the Company received principal payments of approximately $96,000 and $1.0 million, respectively, on term loan A from Henry Company (“Henry”).

On January 5, 2007, Baltic Motors Corporation (“Baltic Motors”) repaid the bridge loan in full including all accrued interest. The total amount received from the repayment was $1,033,000.

On January 19, 2007, Storage Canada LLC (“Storage Canada”) borrowed an additional $705,000 under their credit facility. The borrowing bears annual interest of 8.75% and has a maturity date of January 19, 2014.

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

On February 16, 2007, the Company exchanged the $200,000 convertible promissory note due from HuaMei for 50 shares of its common stock.

On March 8, 2007, Levlad repaid their loan in full including all accrued interest and prepayment fee. The total amount received from the prepayment was approximately $10.4 million.

On April 12, 2007 and April 18, 2007, the Company received principal payments of $200,000 and $500,000, respectively, on the bridge loan from BENI.

On April 16, 2007, the assets and liabilities of Safestone Technologies PLC were transferred to two new companies, Lockorder Limited (“Lockorder”) and Safestone Technologies Limited (“Safestone Limited”). The Company received 21,064 shares of Safestone Limited and 21,064 shares of Lockorder as a result of this corporate action.

During the six month period ended April 30, 2007, the Valuation Committee increased the fair value of the Company’s investments in Baltic Motors common stock by approximately $26.0 million, Dakota Growers Pasta Company, Inc. (“Dakota”) common stock by approximately $1.9 million, Octagon’s membership interest by approximately $1.6 million, SIA BM Auto (“BM Auto”) common stock by $18.7 million, SGDA common equity interest by approximately $121,000 and preferred equity interest by $350,000, PreVisor Inc. (“PreVisor”) common stock by $1.7 million, Foliofn, Inc. (“Foliofn”) preferred stock by $1.1 million, and Vendio Services, Inc. (“Vendio”) preferred stock by $4.1 million. In addition, increases in the cost basis and fair value of the loans to Impact Confections, Inc. (“Impact”), JDC Lighting, LLC (“JDC”), SP, Timberland, Amersham Corporation (“Amersham”), Marine Exhibition Corporation (“Marine”), Phoenix Coal Corporation (“Phoenix”), BP, Turf, Summit Research Labs, Inc. (“Summit”), and the Vitality and Marine preferred stock were due to the capitalization of payment in kind (PIK) interest/dividends totaling $1,553,168. Also during the six month period ended April 30, 2007, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of the Company’s investment by $81,154. The Valuation Committee also decreased the fair value of the Company’s investment in Ohio Medical Corporation (“Ohio”) during the six month period ended April 30, 2007 by $9.0 million.

At April 30, 2007, the fair value of all portfolio investments was $365.0 million with a cost basis of $328.7 million. At April 30, 2007, the fair value and cost basis of portfolio investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $13.6 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $351.4 million and $272.8 million, respectively. At October 31, 2006, the fair value of all portfolio investments was $275.9 million with a cost basis of $286.9 million. At October 31, 2006, the fair value and cost basis of Legacy Investments was $8.4 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $267.5 million and $231.0 million, respectively.

For the Year Ended October 31, 2006

During the year ended October 31, 2006, the Company made sixteen new investments, committing capital totaling approximately $142.1 million. The investments were made in Turf ($11.6 million), Strategic Outsourcing, Inc. (“SOI”) ($5.0 million), Henry ($5.0 million), BM Auto ($15.0 million), Storage Canada ($6.0 million), Phoenix ($8.0 million), Harmony Pharmacy ($200,000), Total Safety ($6.0 million), PreVisor ($6.0 million), Marine ($14.0 million), BP ($15.0 million), Velocitius ($66,290), Summit ($16.2 million), Octagon ($17.0 million), BENI ($2.0 million), and Innovative Brands ($15.0 million).

The Company also made eight follow-on investments in existing portfolio companies committing capital totaling approximately $24.2 million. During the year ended October 31, 2006, the Company invested approximately $879,000 in Dakota by purchasing an additional 172,104 shares of common stock at an average price of $5.11 per share. On December 22, 2005, the Company made a follow-on investment in Baltic Motors in the form of

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

a $1.8 million revolving bridge note. Baltic Motors immediately borrowed $1.5 million from the note. On January 12, 2006, Baltic Motors repaid the loan, in full including all unpaid interest. The note matured on January 31, 2006 and has been removed from the Company’s books. On January 12, 2006, the Company provided SGDA a $300,000 bridge loan. On March 28, 2006, the Company provided Baltic Motors a $2.0 million revolving bridge note. Baltic Motors immediately borrowed $2.0 million from the note. On April 5, 2006, Baltic Motors repaid the amount borrowed from the note including all unpaid interest. The note expired on April 30, 2006 and has been removed from the Company’s books. On April 6, 2006, the Company invested an additional $2.0 million in SGDA in the form of a preferred equity security. On April 25, 2006, the Company purchased an additional common equity security in SGDA for $23,000. On June 30, 2006, the Company invested $2.5 million in Amersham in the form of a second lien loan. On August 4, 2006, the Company invested $750,000 in Harmony Pharmacy in the form of common stock. On September 28, 2006, the Company made another follow-on investment in Baltic Motors in the form of a $1.0 million bridge loan and a $2.0 million equity investment. On October 13, 2006, the Company made a $10.0 million follow-on investment in SP. The $10.0 million was invested in the form of an additional $4.0 million in term loan B and $6.0 million in a mezzanine loan. On October 20, 2006, the Company then assigned $5.0 million of SP’s $8.0 million term loan B to Citigroup Global Markets Realty Corp. On October 24, 2006, the Company invested an additional $3.0 million in SGDA in the form of a preferred equity security. On October 26, 2006, the Company invested an additional $2.9 million in Velocitius in the form of common equity. The Company also provided Velocitius a $260,000 revolving line of credit on October 31, 2006. Velocitius immediately borrowed $143,614.

At the beginning of the 2006 fiscal year, the revolving credit facility provided to SGDA had an outstanding balance of approximately $1.2 million. During December 2005, SGDA borrowed an additional $70,600 from the credit facility. On April 28, 2006, the Company increased the availability under the revolving credit facility by $300,000. The balance of the bridge loan to SGDA, which would have matured on April 30, 2006, was added to the revolving credit facility and the bridge loan was eliminated from the Company’s books as a part of the refinancing. On August 25, 2006, the revolving credit facility was added to the term loan, and the terms remained unchanged. The balance of the term loan at October 31, 2006 was $6.2 million.

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

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

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

On April 7, 2006, the Company sold its investment in Lumeta Corporation (“Lumeta”) for its carrying value of $200,000. The Company realized a loss on Lumeta of approximately $200,000. However, the Valuation Committee previously decreased the fair value of the Company’s investment in Lumeta to $200,000 and, as a result; the realized loss was offset by a reduction in unrealized losses. Therefore, the net effect of the Company’s sale of its investment in Lumeta on the Company’s consolidated statement of operations and NAV was zero.

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

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

6.	Commitments and Contingencies

Commitments to/for Portfolio Companies:

At April 30, 2007, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.

	Amount	Amount Funded
Portfolio Company	Committed	at April 30, 2007

Timberland	$4.0 million	$2.3 million
Storage Canada	$6.0 million	$2.7 million
Marine	$2.0 million	—
Octagon	$12.0 million	$5.7 million
Velocitius	$260,000	$134,000
Turf	$1.0 million	$1.0 million
Harmony	$4.0 million	$1.75 million

On June 30, 2005, the Company pledged its common stock of Ohio to Guggenheim Corporate Funding, LLC (“Guggenheim”) to collateralize a loan made by Guggenheim to Ohio.

On July 8, 2005 the Company extended to Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2007. The Company also receives a fee of 0.25% on the unused portion of the note. As of October 31, 2005, the total amount outstanding on the note was $3.25 million. On December 27, 2005, the Company exchanged $286,200 of the Timberland junior revolving line of credit for 28.62 shares of common stock at a price of $10,000 per share. As of January 31, 2006, the Company owned 478.62 common shares and the funded debt under the junior revolving line of credit has been reduced from $3.25 million to approximately $3.0 million. On September 12, 2006, the Company converted $409,091 of the Timberland junior revolving line of credit into 40.91 shares of common stock at a price of $10,000 per share. Effective September 22, 2006, the Company converted $225,000 of the Timberland junior revolving line of credit into 22.50 shares of common stock at a price of $10,000 per share. As of October 31, 2006 the Company owned 542.03 common shares and the funded debt under the junior revolving line of credit was $2.8 million. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. Net repayments during the six month period ended April 30, 2007 were $500,000 resulting in a balance at such date of $2.3 million.

On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment expires after one year, but may be renewed with the consent of both parties. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2006, the outstanding balance of the loan commitment was $2.0 million. Net borrowing during the six month period ended April 30, 2007 were $705,000 resulting in a balance of $2.7 million at such date.

On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. There was no amount outstanding on the revolving loan facility as of April 30, 2007.

On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

facility. At October 31, 2006 the outstanding balance of the revolving credit facility provided to Octagon was $3.3 million. Net borrowings during the six month period ended April 30, 2007 were $2.4 million resulting in a balance outstanding of $5.7 million at such date.

On October 30, 2006, the Company provided a $260,000 revolving line of credit to Velocitius on which Velocitius immediately borrowed $143,614. The revolving line of credit expires on October 31, 2009. The line bears annual interest at 8%. At October 31, 2006, the balance of the revolving line of credit was approximately $144,000. Net repayments during the six month period ended April 30, 2007 were approximately $10,000. At April 30, 2007, there was approximately $134,000 outstanding.

On January 9, 2007, the Company extended to Turf a $1.0 million secured junior revolving note. Turf immediately borrowed $1.0 million on the note. The note bears annual interest at 12.5% and expires on May 1, 2008. The Company also receives a fee of 0.25% of the unused portion of the note. At April 30, 2007, there was $1.0 million outstanding on the revolving note.

On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. Harmony Pharmacy immediately borrowed $1.75 million. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. At April 30, 2007, there was $1.75 million outstanding.

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

Commitments of the Company:

On February 16, 2005, the Company entered into a sublease (the “Sublease”) for a larger space in the building in which the Company’s current executive offices are located. Effective November 1, 2006, the Company subleased its principal executive office to The Tokarz Group Advisers LLC (“TTG Advisers”). The Sublease expired on February 28, 2007. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue. The building is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. See Note 8 “Management” for more information on Mr. Tokarz. Under the terms of the Investment Advisory and Management Agreement with TTG Advisers (the “Advisory Agreement”), TTG Advisers is now responsible for providing office space to the Company and for the costs associated with providing such office space.

On April 27, 2006, the Company and MVCFS, as co-borrowers entered into a new four-year, $100 million credit facility (the “Credit Facility”) with Guggenheim as administrative agent for the lenders. At October 31, 2006, there was $50.0 million in term debt and $50.0 million on the revolving credit facility outstanding. During the six months ended April 30, 2007, the Company’s net additional borrowings on the Credit Facility were $0. As of April 30, 2007, there was $50.0 million in term debt and $50.0 million on the revolving credit facility outstanding. The proceeds from borrowings made under the Credit Facility are expected to be used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. The Credit Facility will expire on April 27, 2010, at which time all outstanding amounts under the Credit Facility will be due and payable. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

7.	Certain Issuances of Equity Securities by the Issuer

On February 28, 2007, the Company completed its public offering of 5,000,000 shares of the Company’s common stock at a price of $16.25 per share. On March 28, 2007, pursuant to the 30-day over-allotment option granted by the Company to the underwriters in connection with the offering, the underwriters purchased an additional 158,500 shares of common stock at the purchase price of $16.25 per share. The Company raised approximately $78.4 million in net proceeds after deducting the underwriting discount and commissions and estimated offering expenses. The Company expects to use the net proceeds of the offering to fund additional investments and for general corporate purposes, including the repayment of debt.

8.	Management

On November 6, 2003, Michael Tokarz assumed his positions as Chairman, Portfolio Manager and Director of the Company. From November 6, 2003 to October 31, 2006, the Company was internally managed. The Company entered into the Advisory Agreement, effective November 1, 2006, which provides for the Company to be managed externally by TTG Advisers, which is controlled exclusively by Mr. Tokarz.

Under the terms of the Advisory Agreement, TTG Advisers determines, consistent with the Company’s investment strategy, the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes. TTG Advisers also identifies, and negotiates the structure of the Company’s investments (including performing due diligence on prospective portfolio companies), closes and monitors the Company’s investments, determines the securities and other assets purchased, retains or sells and oversees the administration, recordkeeping and compliance functions of the Company and/or third parties performing such functions for the Company. TTG Advisers’ services under the Advisory Agreement are not exclusive, and it may furnish similar services to other entities. Pursuant to the Advisory Agreement, the Company is required to pay TTG Advisers a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at 2.0% per annum of the Company’s total assets excluding cash and the value of any investment by the Company not made in portfolio companies (“Non-Eligible Assets”) but including assets purchased with borrowed funds that are not Non-Eligible Assets. The incentive fee consists of two parts: (i) one part is based on our pre-incentive fee net operating income; and (ii) the other part is based on the capital gains realized on our portfolio of securities acquired after November 1, 2003. It should be noted, that the Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in a given fiscal year. Please see Note 9 “Incentive Compensation” for more information.

9.	Incentive Compensation

Effective November 1, 2006, Mr. Tokarz’s employment agreement with the Company terminated and the obligations under Mr. Tokarz’s agreement were superseded by those under the Advisory Agreement entered into with TTG Advisers. Pursuant to the Advisory Agreement, the Company pays an incentive fee to TTG Advisers which is generally: (i) 20% of pre-incentive fee net operating income and (ii) 20% of net realized capital gains (on

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

our portfolio securities acquired after November 1, 2003). TTG Advisers is entitled to an incentive fee with respect to our pre-incentive fee net operating income in each fiscal quarter as follows: no incentive fee in any fiscal quarter in which our pre-incentive fee net operating income does not exceed the hurdle rate of 1.75%, 100% of our pre-incentive fee net operating income with respect to that portion of such pre-incentive fee net operating income, if any, that exceeds the hurdle rate but is less than 2.1875% in any fiscal quarter and 20% of the amount of our pre-incentive fee net operating income, if any, that exceeds 2.1875% in any fiscal quarter. Under the Advisory Agreement, the accrual of the provision for incentive compensation for net realized capital gains is consistent with the accrual that was required under the employment agreement with Mr. Tokarz.

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

At October 31, 2006, the provision for estimated incentive compensation was $7,172,352. During the six month period ended April 30, 2007, this provision was increased by $8,424,352 to $15,596,704. During the year ended October 31, 2006, Mr. Tokarz was paid no cash or other compensation. However, on October 2, 2006, the Company realized a gain of $551,092 from the sale of a portion of the Company’s LLC membership interest in Octagon. This transaction triggered an incentive compensation payment obligation of $110,218 to Mr. Tokarz, which was paid on January 12, 2007. The increase in the provision for incentive compensation during the six month period ended April 30, 2007 was a result of the Valuation Committee’s determination to increase, by an aggregate net amount of $42,121,761, the fair values of seven of the Company’s portfolio investments (Baltic Motors, Dakota, Octagon, BM Auto, SGDA, PreVisor and Vitality) and decrease the fair value of Ohio. After the net increase in the provision due to the write-ups and decrease from the payment made to Mr. Tokarz, the reserve balance at April 30, 2007 was $15,486,486. This provision will remain unpaid until net capital gains are realized, if ever, by the Company. Pursuant to the Advisory Agreement, only after a realization event (as is defined under such agreement) and an audit of the financials for the relevant fiscal year is completed may the incentive compensation be paid to TTG Advisers. During the six month period ended April 30, 2007, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

10.	Tax Matters

On October 31, 2006, the Company had a net realized capital loss carryforward of $73,524,707 of which $28,213,867 will expire in the year 2010, $4,220,380 will expire in the year 2011, $37,794,910 will expire in the year 2012 and $3,295,550 will expire in the year 2013. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed. As of October 31, 2006, the Company had net unrealized capital losses of $11,593,572. The gross unrealized capital losses totaled $51,934,799. The total net realized capital loss carryfowards and gross unrealized capital losses at October 31, 2006 were $125,459,506.

11.	Dividends and Distributions to Shareholders

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

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

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

For the Quarter Ended January 31, 2007

On December 14, 2006, the Company’s board of directors declared a dividend of $.12 per share and an additional dividend of $.06 per share. Both dividends were payable on January 5, 2007 to shareholders of record on December 28, 2006. The ex-dividend date was December 26, 2006. The total distribution amounted to $3,437,326, including distributions reinvested. In accordance with the Company’s dividend reinvestment plan (the “Plan”), Computershare Ltd. (f/k/a Equiserve), the Plan Agent, re-issued 3,682 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

For the Quarter Ended April 30, 2007

On April 13, 2007, the Company’s board of directors declared a dividend of $.12 per share. The dividend was payable on April 30, 2007 to shareholders of record on April 23, 2007. The ex-dividend date was April 19, 2007. The total distribution amounted to $2,911,013, including distributions reinvested. In accordance with the Company’s dividend reinvestment plan, Computershare Ltd., the Plan Agent, re-issued 4,127 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

12.	Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc., and the financial advisory operations of its wholly-owned subsidiary, MVC Financial Services, Inc.

The following table presents book basis segment data for the six month period ended April 30, 2007:

	MVC	MVCFS	Consolidated

Interest and dividend income	$9,930,875	$29,736	$9,960,611
Fee income	43,427	1,331,058	1,374,485
Other income	147,195	—	147,195
Total operating income	10,121,497	1,360,794	11,482,291
Total operating expenses	13,316,364	2,302,116	15,618,480
Net operating loss before taxes	(3,194,867)	(941,322)	(4,136,189)
Tax expense (benefit)	—	(374,143)	(374,143)
Net operating loss	(3,194,867)	(567,179)	(3,762,046)
Net realized loss on investments and foreign currency	(123,088)	—	(123,088)
Net change in unrealized appreciation on investments	47,285,469	—	47,285,469
Net increase (decrease) in net assets resulting from operations	$43,967,514	$(567,179)	$43,400,335

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements — (Continued)

In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc. With the externalization of the Company’s management on November 1, 2006, separate invoices are now sent to MVC Capital and MVCFS for the quarterly base management fee due to TTG Advisers.

13.	Subsequent Events

On May 1, 2007, the Company provided Velocitius with a $650,000 revolving credit facility, which bears annual interest at 8% and expires on April 30, 2010. Velocitius immediately borrowed approximately $547,000.

On May 4, 2007, Octagon repaid $1.65 million towards their revolving credit facility.

On May 4, 2007, the Company made an additional investment in BP by providing a $2.5 million second lien loan. The loan has an annual interest rate of 14% and matures on July 18, 2012.

On May 8, 2007, the Company repaid $50.0 million borrowed under the Credit Facility.

On May 8, 2007, the Company provided Baltic with a $5.5 million bridge loan, which bears annual interest at 12% and matures on August 6, 2007.

On May 9, 2007, the Company invested $10.0 million in Dakota by purchasing 1.0 million shares of preferred stock. At that time, 65,000 shares of common stock were converted to 65,000 shares of preferred stock.

On May 22, 2007 and May 23, 2007, Timberland borrowed $350,000 and $1.0 million, respectively, on the revolving credit facility.

On June 1, 2007, Harmony borrowed $600,000 under their revolving credit facility.

On June 5, 2007, Octagon borrowed $600,000 under their revolving credit facility.

On June 8, 2007, the Company signed a definitive agreement to sell Baltic Motors and BM Auto to Inchcape PLC (LSE: INCH), a leading independent, international automotive distributor and retailer, for a combined total value of approximately $120 million. As a result, on June 8, 2007, the Valuation Committee increased the fair values of Baltic Motors and BM Auto by a total amount of approximately $12.8 million, which resulted in an increase in the provision for incentive compensation by approximately $2.6 million. After taking into account these determinations, on June 8, 2007, the Company had net assets of $364.2 million or $15.01 per share (net of incentive compensation). The acquisition is expected to close after receiving customary regulatory approvals in Latvia. The sale proceeds and resulting gains to the Company are subject to working capital adjustments at closing and to fluctuations based upon movements in currency rates.

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

Selected Consolidated Financial Data

	Six Month	Six Month
	Period Ended	Period Ended	Year Ended
	April 30,	April 30,	October 31,
	2007	2006	2006
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

Operating Data:
Interest and related portfolio income:
Interest and dividend income	$9,961	$5,888	$13,909
Fee income	1,374	1,594	3,828
Other income	147	315	771

Total operating income	11,482	7,797	18,508
Expenses:
Employee compensation and benefits	—	1,397	3,499
Incentive compensation (Note 9)	8,424	3,556	6,055
Administrative	1,321	1,729	3,420
Interest, fees and other borrowing costs	2,384	48	1,594
Management fee	3,489	—	—

Total operating expenses	15,618	6,730	14,568

Net operating income (loss) before taxes	(4,136)	1,067	3,940
Tax expense (benefit), net	(374)	81	159

Net operating income (loss)	(3,762)	986	3,781
Net realized and unrealized gains (losses):
Net realized gains (losses)	(123)	(1,741)	5,221
Net change in unrealized appreciation (depreciation)	47,285	24,178	38,334

Net realized and unrealized gains (losses) on investments	47,162	22,437	43,555

Net increase (decrease) in net assets resulting from operations	$43,400	$23,423	$47,336

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$2.00	$1.23	$2.48
Dividends per share	$0.30	$0.24	$0.48
Balance Sheet Data:
Portfolio at value	$364,977	$169,611	$275,892
Portfolio at cost	328,651	194,726	286,851
Total assets	471,392	269,359	347,082
Shareholders’ equity	352,507	217,622	236,993
Shareholders’ equity per share (net asset value)	$14.53	$11.40	$12.41
Common shares outstanding at period end	24,258	19,090	19,094
Other Data:
Number of Investments funded in period	14	10	24
Investments funded($) in period	$58,990	$50,277	$166,300

	2007		2006				2005
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)

Quarterly Data (Unaudited):
Total operating income	6,073	5,409	6,104	4,607	3,915	3,882	3,361	4,404	2,439	1,995
Incentive compensation	4,898	3,526	1,338	1,161	2,005	1,551	320	402	395	—
Interest, fees and other borrowing costs	1,256	1,128	910	636	39	9	11	8	—	12
Management fee	1,854	1,635	—	—	—	—	—	—	—	—
Other expenses	652	670	2,117	1,676	1,739	1,387	1,450	1,440	1,331	1,136
Tax Expense (Benefit)	(394)	20	16	62	(24)	105	(32)	74	(108)	(35)
Net operating income (loss) before net realized and unrealized gains	(2,193)	(1,550)	1,739	1,134	132	935	1,612	2,480	821	882
Net increase (decrease) in net assets resulting from operations	24,323	19,077	15,866	8,046	11,117	12,307	8,933	10,310	4,360	2,665
Net increase (decrease) in net assets resulting from operations per share	1.00	1.00	0.83	0.42	0.58	0.65	0.46	0.58	0.23	0.18
Net asset value per share	14.53	13.23	12.41	11.70	11.40	10.94	10.41	10.06	9.64	9.41

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2006, the Company made sixteen new investments and eight additional investments in existing portfolio companies, committing capital totaling approximately $166.3 million pursuant to our current investment objective. During the six month period ended April 30, 2007, the Company made six new investments and eight additional investments in existing portfolio companies, committing capital totaling approximately $59.0 million.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of April 30, 2007, 2.89% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

OPERATING INCOME

For the Six Month Periods Ended April 30, 2007 and 2006.  Total operating income was $11.5 million for the six month period ended April 30, 2007 and $8.5 million for the six month period ended April 30, 2006, an increase of $3.0 million.

For the Six Month Period Ended April 30, 2007

Total operating income was $11.5 million for the six month period ended April 30, 2007. The increase in operating income over the same period last year was primarily due to the increase in the number of investments that provide the Company with current income. The main components of investment income were the interest and dividend income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $9.5 million in interest and dividend income from investments in portfolio companies. Of the $9.5 million recorded in interest/dividend income, approximately $1.6 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 0% to 19%. Also, the Company earned approximately $449,000 in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $1.4 million and $147,000, respectively.

For the Six month Period Ended April 30, 2006

Total operating income was $8.5 million for the six month period ended April 30, 2006. The increase in operating income over the same six month period last year was primarily due to the increase in the number of investments that provide the Company with current income. The main components of investment income were the interest and dividend income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $5.5 million in interest and dividend income from investments in portfolio companies. Of the $5.5 million recorded in interest/dividend income, approximately $911,000 was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s investments yielded rates from 7% to 17%. Also, the Company earned approximately $1.1 million in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $1.6 million and $315,000, respectively. Included in other income is flow through income from limited liability companies and cash received from the Mentor Graphics multi-year earnout. Please see the Company’s 2005 Annual Report on Form 10-K for more information regarding the Mentor Graphics earnout.

OPERATING EXPENSES

For the Six Month Periods Ended April 30, 2007 and 2006.  Operating expenses were $15.6 million for the six month period ended April 30, 2007 and $6.7 million for the six month period ended April 30, 2006, an increase of $8.9 million.

For the Six Month Period Ended April 30, 2007

Operating expenses were $15.6 million or 11.15% of the Company’s average net assets, when annualized, for the six month period ended April 30, 2007. Significant components of operating expenses for the six month period ended April 30, 2007, include the estimated provision for incentive compensation expense of approximately $8.4 million, management fee of $3.5 million, and interest expense and other borrowing costs of $1.9 million. Estimated provision for incentive compensation expense is a non-cash, not yet payable, provisional expense relating to TTG Advisers’ Advisory Agreement with the Company.

The $8.9 million increase in the Company’s operating expenses in the six month period ended April 30, 2007 compared to the six month period ended April 30, 2006, was primarily due to the $4.9 million increase in the provision for estimated incentive compensation, the $2.3 million increase in the Company’s interest expense and other borrowings, and the $1.8 million increase in the management fee expense compared to the facilities and employee compensation and benefits expense incurred when the Company was internally managed. The $1.8 million increase is in part due to the externalization of management to TTG Advisers. However, the management fee expense increased by only $480,000 when annualizing the quarter ended October 31, 2006 employee compensation and benefits and facilities expense and comparing it to the annualized six month period ended April 30, 2007 management fee expense. It should be noted, in this regard, that the Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in a given fiscal year. In fiscal year 2006, when the Company was still internally managed and not subject to the expense cap, the expense ratio was 3.22% (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the six month period ended April 30, 2007, the provision for incentive compensation was increased by $8,424,352 to $15,596,704. During the year ended October 31, 2006, Mr. Tokarz was paid no cash or other compensation. However, on October 2, 2006, the Company realized a gain of $551,092 from the sale of a portion of the Company’s LLC membership interest in Octagon. This transaction triggered an incentive compensation payment obligation of $110,218 to Mr. Tokarz, which was paid on January 12, 2007. The increase in the provision for incentive compensation during the six month period ended April 30, 2007 was a result of the Valuation Committee’s determination to increase, by an aggregate net amount of $42,121,761, the fair values of seven of the Company’s portfolio investments (Baltic Motors, Dakota, Octagon, BM Auto, SGDA, PreVisor and Vitality) and decrease the fair value of Ohio. The reserve balance of $15,486,486 will remain unpaid until net capital gains are realized, if ever, by the Company. Pursuant to the Advisory Agreement, incentive compensation payments will be made only upon the occurrence of a realization event. Without this reserve for incentive compensation, operating expenses would have been approximately $7.2 million or 4.87% of average net assets when annualized as compared to 10.89%, which is reported on the Consolidated Per Share Data and Ratios, for the six month period ended April 30, 2007. During the six month period ended April 30, 2007, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 9 “Incentive Compensation” for more information.

In February 2007, the Company renewed its Directors & Officers/Professional Liability Insurance policies at an expense of approximately $381,000 which is amortized over the twelve month life of the policy. The prior policy premium was $459,000.

For the Six month Period Ended April 30, 2006

Operating expenses were $6.7 million or 6.58% of the Company’s average net assets, when annualized, for the six month period ended April 30, 2006. Significant components of operating expenses for the six month period ended April 30, 2006, included salaries and benefits of approximately $1.4 million, estimated provision for incentive compensation expense of approximately $3.6 million, insurance premium expenses of $240,211, legal fees of $250,002 and facilities-related expenses of $332,814. Estimated incentive compensation expense is a non-cash, not yet payable, provisional expense relating to Mr. Tokarz’s agreement with the Company.

The increase in the Company’s operating expenses in the six month period ended April 30, 2006, was primarily due to the provision for estimated incentive compensation and an increase in the number of employees needed to service the larger portfolio. Also, the Company’s rent and other facility related expenses increased primarily due to the Company’s procurement of larger office space to accommodate the Company’s increased number of employees. See Note 7 “Commitments and Contingencies” for more information.

Pursuant to the terms of the Company’s agreement with Mr. Tokarz, during the six month period ended April 30, 2006, the provision for estimated incentive compensation was increased by $3,556,186. The increase in the provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of five of the Company’s portfolio investments: Baltic, Dakota, Ohio, Octagon, and Vitality which are subject to the Company’s agreement with Mr. Tokarz, by a total of $17,780,929. This reserve balance of $4,673,514 will remain unpaid until net capital gains are realized, if ever, by the Company. Pursuant to Mr. Tokarz’s agreement with the Company, only after a realization event, may the incentive compensation be paid to him. Mr. Tokarz has determined to allocate a portion of his incentive compensation to certain employees of the Company. During the year ended October 31, 2006, Mr. Tokarz was paid no cash or other compensation. Without this reserve for incentive compensation, operating expenses would have been approximately $3.17 million or 3.10% of average net assets when annualized as compared to 6.58% which is reported on the Consolidated Per Share Data and Ratios, for the six month period ended April 30, 2006. Please see Note 9 “Incentive Compensation” for more information.

In February 2006, the Company renewed its Directors & Officers/Professional Liability Insurance policies at an expense of approximately $459,000 which is amortized over the twelve month life of the policy. The prior policy premium was $517,000.

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Six Month Periods Ended April 30, 2007 and 2006.  Net realized losses for the six month period ended April 30, 2007 were $123,088 and $2.4 million for the six month period ended April 30, 2006, a decrease of approximately $2.3 million.

For the Six Month Period Ended April 30, 2007

Net realized losses for the six month period ended April 30, 2007 were $123,088. The significant component of the Company’s net realized losses for the six month period ended April 30, 2007 was a realized loss from the prepayment from Levlad on the second lien loan, which was purchased at a premium and thus resulted in a realized loss of approximately $121,000.

For the Six month Periods Ended April 30, 2006

Net realized losses for the six month period ended April 30, 2006 were $2.4 million. The significant components of the Company’s net realized loss for the six month period ended April 30, 2006 consisted of losses on Yaga, the sale of the Company’s investment in Lumeta and the receipt of cash from a former portfolio company, Annuncio Software, Inc. (“Annuncio”).

During the six month period ended April 30, 2006, the Company received notification of the final dissolution of Yaga. The Company received no proceeds from the dissolution of this company and the investment has been removed from the Company’s books. The Company realized a loss of $2.3 million as a result of this dissolution. The fair value of Yaga was previously written down to zero and therefore, the net effect of the removal of Yaga from the Company’s books on the Company’s consolidated statement of operations and NAV was zero.

On April 7, 2006, the Company sold its investment in Lumeta for its carrying value of $200,000. The Company realized a loss on Lumeta of approximately $200,000. However, the Valuation Committee previously decreased the fair value of the Company’s investment in this company to $200,000 and as a result, the realized loss was offset by a reduction in unrealized losses. Therefore, the net effect of the Company’s sale of its investment in Lumeta on the Company’s consolidated statement of operations and NAV was zero.

The Fund also received a payout related to a former portfolio company Annuncio of approximately $70,000.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Six Month Periods Ended April 30, 2007 and 2006.  The Company had a net change in unrealized appreciation on portfolio investments of $47.3 million for the six month period ended April 30, 2007. The Company had a net change in unrealized appreciation on portfolio investments of $24.2 million for the six month period ended April 30, 2006.

For the Six Month Period Ended April 30, 2007

The Company had a net increaase in unrealized appreciation on portfolio investments of $47.3 million for the six month period ended April 30, 2007. The increase in unrealized appreciation on investment transactions for the six month period ended April 30, 2007 primarily resulted from the Valuation Committee’s decision to increase the fair values of the Company’s investments in Baltic common stock by $26.0 million, Dakota common stock by $1.9 million, Octagon’s membership interest by approximately $1.6 million, BM Auto common stock by $18.7 million, SGDA’s preferred equity by $350,000 and common equity by approximately $121,000, PreVisor common stock by $1.7 million, Vendio preferred stock by $4.1 million, Foliofn preferred stock by $1.1 million, and Vitality preferred stock by approximately $730,000 and a decrease in the fair value of Ohio common stock by $9.0 million.

For the Six month Period Ended April 30, 2006

The Company had a net change in unrealized appreciation on portfolio investments of $24.2 million for the six month period ended April 30, 2006. The change in unrealized appreciation on investment transactions for the six month period ended April 30, 2006 primarily resulted from the Valuation Committee’s decision to increase the fair values of the Company’s investments in Baltic common stock by $5.4 million, Dakota common stock by approximately $164,000, Octagon’s membership interest by approximately $562,000, Ohio common stock by $7.8 million, Process Claims preferred stock by $4.1 million and Vitality common stock and warrants by $3.5 million and $400,000, respectively. Another key component of the net change in unrealized appreciation was the $2.5 million depreciation reclassification from unrealized to realized caused by the removal of Yaga and Lumeta from the Company’s books.

PORTFOLIO INVESTMENTS

For the Six Month Period Ended April 30, 2007 and the Year Ended October 31, 2006.  The cost of the portfolio investments held by the Company at April 30, 2007 and at October 31, 2006 was $328.7 million and $286.9 million, respectively, an increase of $41.8 million. The aggregate fair value of portfolio investments at April 30, 2007 and at October 31, 2006 was $365.0 million and $275.9 million, respectively, an increase of $89.1 million. The cost and aggregate fair value of cash and cash equivalents held by the Company at April 30, 2007 and at October 31, 2006 was $99.5 million and $66.2, respectively, an increase of approximately $33.3 million.

For the Six Month Period Ended April 30, 2007

During the six month period ended April 30, 2007, the Company made six new investments, committing capital totaling approximately $32.1 million. The investments were made in Huamei Capital Company, Inc. (“HuaMei”) ($200,000), WBS Carbons Acquisition Corp. (“WBS”) ($3.2 million), Levlad Arbonne International LLC (“Levlad”) ($10.1 million), MVC Partners LLC (“MVC Partners”) ($71,000), Total Safety U.S., Inc. (“Total Safety”) ($4.5 million), and Genevac U.S. Holdings, Inc. (“Genevac”) ($14.0 million).

The Company also made nine follow-on investments in existing portfolio companies committing capital totaling approximately $26.9 million. On November 7, 2006, the Company invested $100,000 in SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”) by purchasing an additional common equity interest. On December 22, 2006, the Company purchased an additional 56,472 shares of common stock in Vitality Foodservice, Inc. (“Vitality”) at a cost of approximately $565,000. On January 9, 2007, the Company extended to Turf Products LLC (“Turf”) a $1.0 million junior revolving note. Turf immediately borrowed $1.0 million from the note. On January 11, 2007, the Company provided Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”) a $4.0 million revolving credit facility. Harmony Pharmacy immediately borrowed $1.75 million from the credit facility. On February 16, 2007, the company invested $1.8 million in HuaMei purchasing 450 shares of common stock. At the same time, the $200,000 convertible promissory note was exchanged for 50 shares of HuaMei common stock. On February 19, 2007, the Company invested an additional $8.4 million in Velocitius B.V. (“Velocitius”). On February 21, 2007, the Company provided BP Clothing, LLC (“BP”) a $5.0 million second lien loan. On March 26, 2007, the Company extended a $1.0 million bridge loan to Auto MOTO BENI (“BENI”). On March 30, 2007, the company invested an additional $5.0 million in SP Industries, Inc. (“SP”) in the form of a subordinated term loan B.

At the beginning of the 2007 fiscal year, the junior revolving note provided to Timberland Machines & Irrigation, Inc. (“Timberland”) had a balance outstanding of approximately $2.8 million. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. Net repayments during for the six month period ended April 30, 2007 were $500,000 resulting in a balance as of April 30, 2007 of $2.3 million.

At October 31, 2006 the balance of the revolving credit facility provided to Octagon Credit Investors, LLC (“Octagon”) was $3.3 million. Net borrowings during the six month period ended April 30, 2007 were $2.4 million resulting in a balance outstanding of approximately $5.7 million.

At October 31, 2006 the balance of the revolving line of credit provided to Velocitius was approximately $144,000. Net repayments during the six month period ended April 30, 2007 were approximately $10,000. As of April 30, 2007, the balance of the revolving line of credit was approximately $134,000.

On December 1, 2006, the Company received a principal payment of approximately $100,000 from Vestal Manufacturing Enterprises, Inc. (“Vestal”) on its senior subordinated debt. As of April 30, 2007, the balance of the loan was $700,000.

On December, 8, 2006, Total Safety repaid term loan A and term loan B in full including all accrued interest and prepayment fees. The total amount received for term loan A was $5,043,775 and for term loan B was $1,009,628.

On December 29, 2006 and March 30, 2007, the Company received quarterly principal payments from BP on term loan A of $90,000 on each payment date.

On January 1, 2007 and April 2, 2007, the Company received principal payments of $37,500 on the term loan provided to Innovative Brands, LLC (“Innovative Brands”).

On January 2, 2007 and March 1, 2007, the Company received principal payments of approximately $96,000 and $1.0 million, respectively, on term loan A from Henry Company (“Henry”).

On January 5, 2007, Baltic Motors Corporation (“Baltic Motors”) repaid the bridge loan in full including all accrued interest. The total amount received from the repayment was $1,033,000.

On January 19, 2007, Storage Canada LLC (“Storage Canada”) borrowed an additional $705,000 under their credit facility. The borrowing bears annual interest of 8.75% and has a maturity date of January 19, 2014.

On February 16, 2007, the Company exchanged the $200,000 convertible promissory note due from HuaMei for 50 shares of its common stock.

On March 8, 2007, Levlad repaid their loan in full including all accrued interest and prepayment fee. The total amount received from the prepayment was approximately $10.4 million.

On April 12, 2007 and April 18, 2007, the Company received principal payments of $200,000 and $500,000, respectively, on the bridge loan from BENI.

On April 16, 2007, the assets and liabilities of Safestone Technologies PLC were transferred to two new companies, Lockorder Limited (“Lockorder”) and Safestone Technologies Limited (“Safestone Limited”). The Company received 21,064 shares of Safestone Limited and 21,064 shares of Lockorder as a result of this corporate action.

During the six month period ended April 30, 2007, the Valuation Committee increased the fair value of the Company’s investments in Baltic Motors common stock by approximately $26.0 million, Dakota Growers Pasta Company, Inc. (“Dakota”) common stock by approximately $1.9 million, Octagon’s membership interest by approximately $1.6 million, SIA BM Auto (“BM Auto”) common stock by $18.7 million, SGDA common equity interest by approximately $121,000 and preferred equity interest by $350,000, PreVisor Inc. (“PreVisor”) common stock by $1.7 million, Foliofn, Inc. (“Foliofn”) preferred stock by $1.1 million, and Vendio Services, Inc. (“Vendio”) preferred stock by $4.1 million. In addition, increases in the cost basis and fair value of the loans to Impact Confections, Inc. (“Impact”), JDC Lighting, LLC (“JDC”), SP, Timberland, Amersham Corporation (“Amersham”), Marine Exhibition Corporation (“Marine”), Phoenix Coal Corporation (“Phoenix”), BP, Turf, Summit Research Labs, Inc. (“Summit”), and the Vitality and Marine preferred stock were due to the capitalization of payment in kind (PIK) interest/dividends totaling $1,553,168. Also during the six month period ended April 30, 2007, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of the Company’s investment by $81,154. The Valuation Committee also decreased the fair value of the Company’s investment in Ohio Medical Corporation (“Ohio”) during the six month period ended April 30, 2007 by $9.0 million.

At April 30, 2007, the fair values of all portfolio investments was $365.0 million with a cost basis of $328.7 million. At April 30, 2007, the fair value and cost basis of portfolio investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $13.6 million and $55.9 million, respectively. At October 31, 2006, the fair value of all portfolio investments was $275.9 million with a cost basis of $286.9 million. At October 31, 2006, the fair value and cost basis of Legacy Investments was $8.4 million and $55.9 million, respectively.

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

The Company also made eight follow-on investments in existing portfolio companies committing capital totaling approximately $24.2 million. During the year ended October 31, 2006, the Company invested approximately $879,000 in Dakota by purchasing an additional 172,104 shares of common stock at an average price of $5.11 per share. On December 22, 2005, the Company made a follow-on investment in Baltic Motors in the form of a $1.8 million revolving bridge note. Baltic Motors immediately borrowed $1.5 million from the note. On January 12, 2006, Baltic Motors repaid the loan in full, including all unpaid interest. The note matured on January 31, 2006 and has been removed from the Company’s books. On January 12, 2006, the Company provided SGDA a $300,000 bridge loan. On March 28, 2006, the Company provided Baltic Motors a $2.0 million revolving bridge note. Baltic Motors immediately borrowed $2.0 million from the note. On April 5, 2006, Baltic Motors repaid the amount borrowed from the note including all unpaid interest. The note expired on April 30, 2006 and has been removed from the Company’s books. On April 6, 2006, the Company invested an additional $2.0 million in SGDA in the form of a preferred equity security. On April 25, 2006, the Company purchased an additional common equity security in SGDA for $23,000. On June 30, 2006, the Company invested $2.5 million in Amersham in the form of a second lien loan. On August 4, 2006, the Company invested $750,000 in Harmony Pharmacy in the form of common stock. On September 28, 2006, the Company made another follow-on investment in Baltic Motors in the form of a $1.0 million bridge loan and a $2.0 million equity investment. On October 13, 2006, the Company made a $10.0 million follow-on investment in SP. The $10.0 million was invested in the form of an additional $4.0 million in term loan B and $6.0 million in a mezzanine loan. On October 20, 2006, the Company then assigned $5.0 million of SP’s $8.0 million term loan B to Citigroup Global Markets Realty Corp. On October 24, 2006, the Company invested an additional $3.0 million in SGDA in the form of a preferred equity security. On October 26, 2006, the Company invested an additional $2.9 million in Velocitius in the form of common equity. The Company also provided Velocitius a $260,000 revolving line of credit on October 31, 2006. Velocitius immediately borrowed $143,614.

At the beginning of the 2006 fiscal year, the revolving credit facility provided to SGDA had an outstanding balance of approximately $1.2 million. During December 2005, SGDA borrowed an additional $70,600 from the credit facility. On April 28, 2006, the Company increased the availability under the revolving credit facility by $300,000. The balance of the bridge loan mentioned above, which would have matured on April 30, 2006, was added to the revolving credit facility and the bridge loan was eliminated from the Company’s books as a part of the refinancing. On August 25, 2006, the revolving credit facility was added to the term loan, and the terms remained unchanged. The balance of the term loan at October 31, 2006 was $6.2 million.

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

Due to the dissolution of Yaga, a Legacy Investment, the Company realized losses on its investment in Yaga totaling $2.3 million during the year ended October 31, 2006. The Company received no proceeds from the dissolution of Yaga and the Company’s investment in Yaga has been removed from the Company’s books. The Valuation Committee previously decreased the fair value of the Company’s investment in Yaga to zero and as a result, the Company’s realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the removal of Yaga from the Company’s books on the Company’s consolidated statement of operations and NAV at October 31, 2006, was zero.

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

On May 30, 2006, ProcessClaims, a Legacy Investment, entered into a definitive agreement to be acquired by CCC Information Services Inc. (“CCC”). The acquisition by CCC closed on June 9, 2006. As of June 9, 2006, the Company received net proceeds of approximately $7.9 million. The gross proceeds were approximately $8.3 million of which approximately $400,000 or 5% of the gross proceeds were deposited into a reserve account for one year. Due to the contingencies associated with the escrow, the Company has not presently placed any value on the proceeds deposited in escrow and has therefore not factored such proceeds into the Company’s NAV. The Company’s total investment in ProcessClaims was $2.4 million which resulted in a capital gain of approximately $5.5 million.

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

At April 30, 2007, the fair value of all portfolio investments was $365.0 million with a cost basis of $328.7 million. At April 30, 2007, the fair value and cost basis of portfolio investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $13.6 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $351.4 million and $272.8 million, respectively. At October 31, 2006, the fair value of all portfolio investments was $275.9 million with a cost basis of $286.9 million. At October 31, 2006, the fair value and cost basis of Legacy Investments was $8.4 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $267.5 million and $231.0 million, respectively.

Portfolio Companies

During the six month period ended April 30, 2007, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2006 and April 30, 2007, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been assigned a fair value of $0.

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

Effective January 1, 2007, the interest rate on the $2.6 million note bearing annual interest at 16% was increased to 19% due to Amersham violating a technical financial covenant. The Valuation Committee believes that Amersham is not a credit risk and will become compliant.

At April 30, 2007, the notes had a combined outstanding balance, cost, and fair value of $5.3 million.

Auto MOTOL BENI

Auto MOTOL BENI (“BENI”), consists of two leased Ford sales and service dealerships located in the western side of Prague, in the Czech Republic.

On October 10, 2006 the Company made an investment in BENI by purchasing 200 shares of common stock at a cost of $2.0 million.

At October 31, 2006, the Company’s investment in BENI was assigned a cost and fair value of $2.0 million.

On March 26, 2007, the Company extended a $1.0 million bridge loan to BENI with an annual interest rate of 12% and maturity date of June 25, 2007.

On April 12, 2007 and April 18, 2007, the Company received principal payments of $200,000 and $500,000, respectively, on the bridge loan from BENI.

At April 30, 2007, the Company’s investment in BENI consisted of 200 shares of common stock with a cost of $2.0 million and was assigned a fair value of $2.0 million. The bridge loan had a balance of $300,000 with a cost and fair value of $300,000.

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

During the six month period ended April 30, 2007, the Valuation Committee increased the fair value of the Company’s equity investment in Baltic Motors by $26.0 million. The fair value of the Company’s equity investment in Baltic Motors at April 30, 2007 was $47.2 million.

At April 30, 2007, the Company’s investment in Baltic Motors consisted of 60,684 shares of common stock with a cost of $8.0 million and was assigned a fair value of $47.2 million. The mezzanine loan had a cost basis and fair value of $4.5 million.

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

On December 29, 2006 and March 30, 2007, the Company received quarterly principal payments for term loan A of $90,000 on each payment date.

On February 21, 2007, the Company provided BP an additional $5.0 million on the same second lien loan, which bears annual interest at 14% and matures July 18, 2012.

At April 30, 2007, the loans had a combined cost basis and fair value of $19.5 million and 19.8 million respectively. The increase in the outstanding balance, cost and fair value of the loans is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

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

During the six month period ended April 30, 2007, the Valuation Committee increased the fair value of the investment by $1.9 million.

At April 30, 2007, the Company’s investment in Dakota consisted of 1,081,195 shares of common stock with a cost of $5.9 million and assigned fair value of $10.8 million.

Michael Tokarz, Chairman of the Company, serves as a director of Dakota.

DPHI, Inc. (formerly DataPlay, Inc.)

DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.

At October 31, 2006 and April 30, 2007, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been assigned a fair value of $0.

Endymion Systems, Inc.

Endymion Systems, Inc. (“Endymion”), Oakland, California, a Legacy Investment, is a single source supplier for strategic, web-enabled, end-to-end business solutions designed to help its customers leverage Internet technologies to drive growth and increase productivity.

At October 31, 2006 and April 30, 2007, the Company’s investment in Endymion consisted of 7,156,760 shares of Series A preferred stock with a cost of $7.0 million. The investment has been assigned a fair value of $0.

Foliofn, Inc.

Foliofn, Inc. (“Foliofn”), Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2006, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and fair value of $5.0 million.

During the six month period ended April 30, 2007, the Valuation Committee increased the fair value of the investment by $1.1 million.

The fair value of the Company’s equity investment at April 30, 2007 was $6.1 million.

Bruce Shewmaker, an officer of the Company, serves as a director of Foliofn.

Genevac U.S. Holdings, Inc.

Genevac U.S. Holdings, Inc. (“Genevac”), Ipswich, United Kingdom, produces solvent evaporation systems for drug recovery, molecular biology, and life science research markets.

On April 3, 2007, the Company invested $14.0 million in Genevac in the form of a $13.0 million senior secured loan, which bears annual interest at 12.5% and matures on January 3, 2008, and 140 shares of common stock with a cost of $1.0 million.

At April 30, 2007, the Company’s investment in Genevac consisted of 140 shares of common stock with a cost of $1.0 million and was assigned a fair value of $1.0 million. The senior secured loan had a cost and fair value of $13.0 million.

Harmony Pharmacy & Health Center, Inc.

Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”), Purchase, New York, plans to operate pharmacy and healthcare centers primarily in airports in the United States. Harmony opened their first store in Newark International Airport in March of 2007.

At October 31, 2006, the Company’s investment in Harmony Pharmacy consisted of 2 million shares of common stock at a cost basis and fair value of $750,000.

On January 11, 2007, the Company provided Harmony Pharmacy a $4.0 million revolving credit facility. The credit facility bears annual interest at 10% and matures on December 1, 2009. Harmony Pharmacy immediately borrowed $1.75 million from the credit facility.

At April 30, 2007, the Company’s investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and was assigned a fair value of $750,000. The revolving credit facility had an outstanding balance of $1.75 million with a cost and fair value of $1.75 million.

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

On January 2, 2007 and March 1, 2007, the Company received principal payments of approximately $96,000 and $1.0 million, respectively, on term loan A from Henry.

At April 30, 2007, the loans had a combined outstanding balance, cost basis, and fair value of $3.9 million.

HuaMei Capital Company, Inc.

HuaMei Capital Company, Inc. (“HuaMei”), Chicago, Illinois, is a Chinese American cross border investment bank and advisory company.

During the quarter ended January 31, 2007, the Company invested $200,000 in HuaMei in the form of a convertible promissory note. The note bears annual interest at 0% and matured on May 22, 2007. The note converts into 50 shares of common stock.

On February 16, 2007, the company invested an addition $1.8 million in HuaMei by purchasing 450 shares of common stock. The $200,000 convertible promissory note was converted to 50 shares of common stock at the same price during this transaction.

At April 30, 2007, the Company’s investment in HuaMei consisted of 500 shares of common stock with a cost and fair value $2.0 million.

Michael Tokarz, Chairman of the Company, serves as a director of HuaMei.

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

At April 30, 2007, the Company’s investment in Impact consisted of 252 shares of common stock at a cost of $2.7 million, the loan to Impact with an outstanding balance of $5.6 million and the secured promissory note with a balance of $325,000. The cost basis of the loan and promissory note at January 31, 2007 were approximately $5.5 million and $322,000 respectively. At April 30, 2007, the equity investment, loan and secured promissory note were assigned fair values of $2.7 million, $5.6 million and $325,000, respectively. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

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

On January 1, 2007 and April 2, 2007, the Company received principal payments of $37,500 on the term loan provided from Innovative Brands.

At April 30, 2007, the loan had an outstanding balance, cost basis, and was assigned a fair value of approximately $14.9 million.

JDC Lighting, LLC

JDC Lighting, LLC (“JDC”), New York, New York, is a distributor of commercial lighting and electrical products.

At October 31, 2006, the Company’s investment in JDC consisted of a $3.0 million senior subordinated loan, bearing annual interest at 17% with a maturity date of January 31, 2009. The loan had a principal face amount, an outstanding balance, and a cost basis of $3.0 million. The loan was assigned a fair value of $3.0 million.

At April 30, 2007, the loan had an outstanding balance and cost of $3.1 million. The loan was assigned a fair value of $3.1 million. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Levlad Arbonne International LLC

Levlad Arbonne International LLC (“Levlad”), Irvine, California, is a marketer of personal care products.

On December 12, 2006, the Company invested $10.1 million in Levlad in the form of a $10.0 million second lien loan. The loan bears annual interest at LIBOR plus 6.5% and will mature on December 19, 2013.

On March 8, 2007, Levlad repaid their loan in full including all accrued interest and prepayment fee. The total amount received from the repayment was approximately $10.4 million.

At April 30, 2007, the Company no longer held an investment in Levlad.

Lockorder Limited (formerly Safestone Technologies PLC)

Lockorder Limited (“Lockorder”), Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.

On April 16, 2007, the assets and liabilities of Safestone Technologies PLC were transferred into two new companies, Lockorder and Safestone Technologies Limited (“Safestone Limited”). Lockorder operates the Company’s AxcessIT business. The fund received 21,064 shares of Lockorder with a cost of $2.0 million as a result of this corporate action.

At April 30, 2006, 2007, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been assigned a fair value of $0 by the Company’s Valuation Committee.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet, and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.

At October 31, 2006 and April 30, 2007, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been assigned a fair value of $0.

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

At April 30, 2007, the Company’s senior secured loan had an outstanding balance of $10.3 million with a cost of $10.1 million. The senior secured loan was assigned a fair value of $10.3 million. The secured revolving note was not drawn upon. The preferred stock had been assigned a fair value of $2.1 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.

MVC Partners LLC

MVC Partners LLC (“MVC Partners”), Purchase, New York, a wholly-owned subsidiary, is a private equity firm established to serve as the general partner or managing member of private investment vehicles or other portfolios.

On November 21, 2006, the Company invested approximately $71,000 in MVC Partners in the form of a limited liability company interest.

On December 6, 2006, MVC Partners’ wholly-owned subsidiary, MVC Europe LLC, entered into an agreement to co-own BPE Management Ltd. (“BPE”) with Parex Asset Management IPAS, a Baltic investment management company and subsidiary of the Parex Bank. BPE will pursue investments in businesses throughout the Baltic region. It is contemplated that MVC Partners may be spun off in the future. In addition, the Company is considering selling or spinning off, through MVC Partners or other means, certain portfolio company investments of the Company whose continued ownership, due to their growing size and our regulatory and tax requirements, could limit our ability to invest in other business opportunities. The Company’s board has not yet approved the specific terms of any spin-off, and there can be no assurance that the board of directors will determine to proceed with any spin-off.

At April 30, 2007, the Company’s equity investment in MVC Partners had a cost basis and fair value of approximately $71,000.

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

Net borrowings during the six month period ended April 30, 2007 were $2.4 million resulting in a balance outstanding of approximately $5.7 million on the revolving credit facility.

During the six month period ended April 30, 2007, the Valuation Committee increased the fair value of the Company’s equity investment in Octagon by $1.6 million. The Company also was allocated approximately $142,000 in flow-through income. Of this amount, approximately $60,000 was received in cash and $82,000 was undistributed and therefore increased the cost of the investment.

At April 30, 2007, the term loan had an outstanding balance of $5.0 million with a cost of $4.9 million. The loan was assigned a fair value of $5.0 million. The revolving line of credit had an outstanding balance of $5.7 million with a cost and fair value of $5.7 million.

At April 30, 2007, the equity investment had a cost basis of approximately $1.0 million and was assigned a fair value of $3.6 million.

Ohio Medical Corporation

Ohio Medical Corporation (“Ohio”), Gurnee, Illinois, is a manufacturer and supplier of suction and oxygen therapy products, as well as medical gas equipment.

As of October 31, 2006 the Company’s investment in Ohio consisted of 5,620 shares of common stock with cost basis and fair value of the Company’s investment in Ohio was $17.0 million and $26.2 million, respectively.

During the six month period ended April 30, 2007, the Valuation Committee decreased the fair value of the Company’s equity investment in Ohio by $9.0 million.

At April 30, 2007 the Company’s investment in Ohio consisted of 5,620 shares of common stock with a cost basis and fair value of $17.0 million and $17.2 million, respectively.

Michael Tokarz, Chairman of the Company, Peter Seidenberg, Chief Financial Officer of the Company, and David Hadani, a representative of the Company, serve as directors of Ohio.

Phoenix Coal Corporation

Phoenix Coal Corporation (“Phoenix”), Madisonville, Kentucky, is engaged in the acquisition, development, production and sale of bituminous coal reserves and resources located primarily in the Illinois Basin. With offices in Madisonville, Kentucky and Champaign, Illinois, the company is focused on consolidating small and medium-sized coal mining projects and applying proprietary technology to increase efficiency and enhance profit margins.

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

At April 30, 2007, the second lien loan had an outstanding balance of $7.3 million with a cost of $7.2 million. The loan was assigned a fair value of $7.3 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

At April 30, 2007, the equity investment had a cost basis of approximately $1.0 million and was assigned a fair value of $1.0 million.

Forrest Mertens, a representative of the Company, serves as a director of Phoenix.

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

At October 31, 2006, the common stock had been assigned a fair value of $6.0 million.

During the six month period ended April 30, 2007, the Valuation Committee increased the fair value of the Company’s investment in PreVisor by $1.7 million.

At April 30, 2007, the common stock had a cost basis and had been assigned a fair value of $6.0 million and $7.7 million, respectively.

SafeStone Technologies Limited (formerly Safestone Technologies PLC)

SafeStone Technologies Limited (“SafeStone Limited”), Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.

On April 16, 2007, the assets and liabilities of Safestone Technologies PLC were transferred into two new companies, Lockorder Limited (“Lockorder”) and Safestone Limited. Safestone Limited operates the company’s DetectIT business. The Company received 21,064 shares of Safestone Limited with a cost of $2.0 million as a result of this corporate action.

At April 30, 2006, 2007, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been assigned a fair value of $0 by the Company’s Valuation Committee.

SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH

SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”), Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.

At October 31, 2006, the Company’s investment in SGDA consisted of a term loan, common equity interest, and preferred equity interest. The term loan had an outstanding balance of $6.2 million with a cost of $6.0 million. The term loan bears annual interest at 7.0% and matures on August 25, 2009. The term loan was assigned a fair value of $6 million. The common equity interest in SGDA had been assigned a fair value of $338,551 which was its cost basis. The preferred equity interest had been assigned a fair value of $5.0 million which was its cost basis.

On November 7, 2006, the Company invested an additional $100,000 in SGDA by purchasing an additional equity interest.

During the six month period ended April 30, 2007, the Valuation Committee increased the fair value of the Company’s common equity interest by approximately $121,000 and preferred equity interest by $350,000.

At April 30, 2007, the term loan had an outstanding balance of $6.2 million with a cost of $6.0 million. The term loan was assigned a fair value of $6.0 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. These increases were approved by the Company’s Valuation Committee. The common equity interest in SGDA has been assigned a fair value of $560,000 with a cost basis of $438,551. The preferred equity interest has been assigned a fair value of $5.4 million with a cost basis of $5.0 million.

SIA BM Auto

SIA BM Auto (“BM Auto”), Riga, Latvia, is a company focused on the importation and sale of BMW vehicles and parts throughout Latvia, a member of the European Union.

At October 31, 2006 the Company’s investment in BM Auto consisted of 47,300 shares of common stock at a cost and fair value of $8.0 million.

During the six month period ended April 30, 2007, the Valuation Committee increased the fair value of the Company’s investment in BM Auto by approximately $18.7 million.

At April 30, 2007, the Company’s investment in BM Auto was assigned a fair value of $26.7 million.

Sonexis, Inc.

Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.

At October 31, 2006 and April 30, 2007, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been assigned a fair value of $0.

SP Industries, Inc.

SP Industries, Inc. (“SP”), Warminster, Pennsylvania, is a designer, manufacturer, and marketer of laboratory research and process equipment, glassware and precision glass components, and configured-to-order manufacturing equipment.

At October 31, 2006, the Company’s investment in SP consisted of a mezzanine loan and a term loan that had outstanding balances of $12.9 million and $3.1 million, respectively, with a cost basis of $12.7 million and $3.0 million, respectively. The mezzanine loan bears annual interest at 16% and matures on March 31, 2012. The term loan bears annual interest at LIBOR plus 8% and matures on March 31, 2011. The mezzanine loan and term loan were assigned fair values of $12.9 million and $3.1 million, respectively.

On March 30, 2007, the company invested an additional $5.0 million in SP in the form of a subordinated term loan B. The term loan bears annual interest at LIBOR plus 8% and matures on March 31, 2011.

At April 30, 2007, the mezzanine loan and the term loans had outstanding balances of $13.2 million and $8.1 million, respectively, with a cost basis of $12.9 million and $8.0 million, respectively. The mezzanine loan and term loan were assigned fair values of $13.2 million and $8.1 million, respectively. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Storage Canada, LLC

Storage Canada, LLC (“Storage Canada”), Omaha, Nebraska, is a real estate company that owns and develops self-storage facilities throughout the U.S. and Canada.

At October 31, 2006, the Company’s investment in Storage Canada consisted of a term loan with an outstanding balance of $1.9 million and a cost basis of $2.0 million and was assigned a fair value of $1.9 million. The borrowing bears annual interest at 8.75%. On March 30, 2013, $1.3 million of the term loan matures and on October 6, 2013, the remaining $600,000 matures.

On January 19, 2007, Storage Canada borrowed $705,000. The borrowing bears annual interest at 8.75% and has a maturity date of January 19, 2014.

At April 30, 2007, the Company’s investment in Storage Canada had an outstanding balance of $2.7 million and a cost basis and fair value of $2.7 million.

Summit Research Labs, Inc.

Summit Research Labs, Inc. (“Summit”), Huguenot, New York, is a specialty chemical company that manufactures antiperspirant actives.

At October 31, 2006, the Company’s investment in Summit consisted of a second lien loan and 800 shares of preferred stock. The second lien loan had an outstanding balance of $5.0 million with a cost of $5.0 million. The second lien loan was assigned a fair value of $5.0 million. The preferred stock had been assigned a fair value of $11.2 million.

At April 30, 2007, the Company’s second lien loan had an outstanding balance of $5.2 million with a cost of $5.1 million. The second lien loan was assigned a fair value of $5.2 million. The preferred stock had been assigned a fair value of $11.2 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

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

At October 31, 2006, the Company’s investment in Timberland consisted of a mezzanine loan, junior revolving note, 542 shares of common stock, and warrants. The mezzanine loan had an outstanding balance of $6.6 million with a cost of $6.6 million. The mezzanine loan bore annual interest at 14.43% and matures on August 4, 2009. The mezzanine loan was assigned a fair value of $6.6 million. The junior revolving note had a cost of $2.8 million and was assigned a fair value of $2.8 million. The junior revolving note bears annual interest at 12.5% and matures on July 7, 2007. The common stock was assigned a fair value of $4.4 million. The warrant was assigned a fair value of $0.

At the beginning of the 2007 fiscal year, the junior revolving note provided to Timberland had a balance outstanding of approximately $2.8 million. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. Net repayments during for the six month period ended April 30, 2007 were $500,000 resulting in a balance as of April 30, 2007 of $2.3 million.

On November 1, 2006, the Company reduced the interest rate on the mezzanine loan from 14.43% to 12%.

At April 30, 2007, the Company’s mezzanine loan had an outstanding balance of $6.7 million with a cost of $6.7 million. The mezzanine loan was assigned a fair value of $6.7 million. The junior revolving note was assigned a fair value of $2.3 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The common stock was assigned a fair value of $4.42 million. The warrant was assigned a fair value of $0.

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

At April 30, 2007, the loans had a combined outstanding balance and cost basis of $4.5 million. The loan assignments were assigned a fair value of $4.5 million.

Turf Products, LLC

Turf Products, LLC (“Turf”), Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.

At October 31, 2006, the Company’s investment in Turf consisted of a senior subordinated loan, bearing interest at 15% per annum with a maturity date of November 30, 2010, LLC membership interest, and warrants. The senior subordinated loan had an outstanding balance of $7.7 million with a cost of $7.6 million. The loan was assigned a fair value of $7.7 million. The membership interest had a cost of $3.8 million and had been assigned a fair value of $5.8 million. The warrants had a cost of $0 and were assigned a fair value of $0.

On January 9, 2007, the Company extended to Turf a $1.0 million junior revolving note. Turf immediately borrowed $1.0 million from the note. The note bears annual interest at 12.5% and matures on May 1, 2008.

At April 30, 2007, the Company’s mezzanine loan had an outstanding balance of $7.7 million with a cost of $7.6 million. The loan was assigned a fair value of $7.7 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The junior revolving note had an outstanding balance of $1.0 million with a cost and fair value of $1.0 million. The membership interest has been assigned a fair value of $5.8 million. The option was assigned a fair value of $0.

Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Turf.

Velocitius B.V.

Velocitius B.V. (“Velocitius”), a Netherlands based company, manages wind farms based in Germany through operating subsidiaries.

On May 10, 2006, the Company made an equity investment of approximately $66,290 in Velocitius.

On October 26, 2006, the Company made an additional equity investment of approximately $2.9 million which was used to purchase a wind farm in Germany.

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

At October 31, 2006, the balance of the revolving line of credit provided to Velocitius was approximately $144,000. Net repayments during the six month period ended April 30, 2007 was approximately $10,000. As of April 30, 2007, the balance of the revolving line of credit was approximately $134,000.

On February 19, 2007, the Company invested an additional $8.4 million in Velocitius to purchase an additional wind farm in Germany.

At April 30, 2007, the equity investment in Velocitius had a cost and was assigned a fair value of $11.4 million. The revolving line of credit had a cost and was assigned a fair value of $133,844.

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

During the six month period ended April 30, 2007, the Valuation Committee increased the fair value of the Company’s investment in Vendio by $4.1 million.

At April 30, 2007, the Company’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were assigned a fair value of $7.5 million, $0 for the common stock and $7.5 million for the Series A preferred stock.

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

On December 1, 2006, the Company received a principal payment of $100,000.

At April 30, 2007, the senior subordinated promissory note had an outstanding balance, cost, and fair value of $700,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were assigned a fair value of $3.7 million.

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

At April 30, 2007, the investment in Vitality consisted of 556,472 shares of common stock at a cost of $5.6 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $9.7 million. The increase in the cost and fair value of the Series A convertible preferred stock is due to the capitalization of “payment in kind” dividends. These increases were approved by the Company’s Valuation Committee. The common stock, Series A convertible preferred stock and warrants were assigned fair values of $9.1 million, $11.8 million and $1.1 million, respectively.

David Hadani, a representative of the Company, serves as a director of Vitality.

WBS Carbons Acquisitions Corp.

WBS Carbons Acquisitions Corp. (“WBS”), Middletown, New York, is a manufacturer of antiperspirant actives and water treatment chemicals.

On November 22, 2006, the Company invested $3.2 million in WBS consisting of a $1.6 million bridge loan and 400 shares of common stock at a cost of $1.6 million. The bridge loan bears annual interest at 5% and matures on November 22, 2011.

At April 30, 2007, the bridge loan had an outstanding balance, cost, and fair value of $1.6 million. The 400 shares of common stock of WBS had a cost basis of $1.6 million were assigned a fair value of $1.6 million.

Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of WBS.

Liquidity and Capital Resources

At April 30, 2007, the Company had investments in portfolio companies totaling $365.0 million. Also, at April 30, 2007, the Company had investments in cash equivalents totaling approximately $99.5 million. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.

During the six month period ended April 30, 2007, the Company made six new investments, committing capital totaling approximately $32.1 million. The investments were made in Huamei Capital Company, Inc. (“HuaMei”) ($200,000), WBS Carbons Acquisition Corp. (“WBS”) ($3.2 million), Levlad Arbonne International LLC (“Levlad”) ($10.1 million), MVC Partners LLC (“MVC Partners”) ($71,000), Total Safety U.S., Inc. (“Total Safety”) ($4.5 million), and Genevac U.S. Holdings, Inc. (“Genevac”) ($14.0 million).

The Company also made nine follow-on investments in existing portfolio companies committing capital totaling approximately $26.9 million. On November 7, 2006, the Company invested $100,000 in SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”) by purchasing an additional common equity interest. On December 22, 2006, the Company purchased an additional 56,472 shares of common stock in Vitality Foodservice, Inc. (“Vitality”) at a cost of approximately $565,000. On January 9, 2007, the Company extended to Turf Products LLC (“Turf”) a $1.0 million junior revolving note. Turf immediately borrowed $1.0 million from the note. On January 11, 2007, the Company provided Harmony Pharmacy & Health Center, Inc. (“Harmony

Pharmacy”) a $4.0 million revolving credit facility. Harmony Pharmacy immediately borrowed $1.75 million from the credit facility. On February 16, 2007, the company invested $1.8 million in HuaMei purchasing 450 shares of common stock. At this time, the $200,000 convertible promissory note was exchanged for 50 shares of HuaMei common stock. On February 19, 2007, the Company invested an additional $8.4 million in Velocitius B.V. (“Velocitius”). On February 21, 2007, the Company provided BP Clothing, LLC (“BP”) a $5.0 million second lien loan. On March 26, 2007, the Company extended a $1.0 million bridge loan to Auto MOTO BENI (“BENI”). On March 30, 2007, the company invested an additional $5.0 million in SP Industries, Inc. (“SP”) in the form of a subordinated term loan B.

Current balance sheet resources, which include the additional cash resources from the Credit Facility, are believed to be sufficient to finance current commitments. Current commitments include:

Commitments to/for Portfolio Companies:

At April 30, 2007, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.
Portfolio Company	Amount Committed	Amount Funded at April 30, 2007

Timberland	$4.0 million	$2.3 million
Storage Canada	$6.0 million	$2.7 million
Marine	$2.0 million	—
Octagon	$12.0 million	$5.7 million
Velocitius	$260,000	$134,000
Turf	$1.0 million	$1.0 million
Harmony	$4.0 million	$1.75 million

On June 30, 2005, the Company pledged its common stock of Ohio to Guggenheim to collateralize a loan made by Guggenheim to Ohio.

On July 8, 2005 the Company extended Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2007. The Company also receives a fee of 0.25% on the unused portion of the note. As of October 31, 2005, the total amount outstanding on the note was $3.25 million. On December 27, 2005, the Company exchanged $286,200 of the Timberland junior revolving line of credit for 28.62 shares of common stock at a price of $10,000 per share. As of January 31, 2006, the Company owned 478.62 common shares and the funded debt under the junior revolving line of credit has been reduced from $3.25 million to approximately $3.0 million. On September 12, 2006, the Company converted $409,091 of the Timberland junior revolving line of credit into 40.91 shares of common stock at a price of $10,000 per share. Effective September 22, 2006, the Company converted $225,000 of the Timberland junior revolving line of credit into 22.50 shares of common stock at a price of $10,000 per share. As of October 31, 2006 the Company owned 542.03 common shares and the funded debt under the junior revolving line of credit was $2.8 million. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. Net repayments during the six month period ended April 30, 2007 were $500,000 resulting in a balance at such date of $2.3 million.

On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment expires after one year, but may be renewed with the consent of both parties. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2006, the outstanding balance of the loan commitment was $2.0 million. Net borrowing during the six month period ended April 30, 2007 were $705,000 resulting in a balance of $2.7 million at such date.

On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. There was no amount outstanding on the revolving loan facility as of April 30, 2007.

On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. At October 31, 2006 the outstanding balance of the revolving credit facility provided to Octagon was $3.3 million. Net borrowings during the six month period ended April 30, 2007 were $2.4 million resulting in a balance outstanding of $5.7 million at such date.

On October 30, 2006, the Company provided a $260,000 revolving line of credit to Velocitius on which Velocitius immediately borrowed $143,614. The revolving line of credit expires on October 31, 2009. The line bears annual interest at 8%. At October 31, 2006, the balance of the revolving line of credit was approximately $144,000. Net repayments during the six month period ended April 30, 2007 were approximately $10,000. At April 30, 2007, there was approximately $134,000 outstanding.

On January 9, 2007, the Company extended to Turf a $1.0 million secured junior revolving note. Turf immediately borrowed $1.0 million on the note. The note bears annual interest at 12.5% and expires on May 1, 2008. The Company also receives a fee of 0.25% of the unused portion of the note. At April 30, 2007, there was $1.0 million outstanding on the revolving note.

On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. Harmony Pharmacy immediately borrowed $1.75 million. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. At April 30, 2007, there was $1.75 million outstanding.

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

Commitments of the Company:

On February 16, 2005, the Company entered into a sublease (the “Sublease”) for a larger space in the building in which the Company’s current executive offices are located. Effective November 1, 2006, the Company subleased its principal executive office to The Tokarz Group Advisers LLC (“TTG Advisers”). The Sublease expired on February 28, 2007. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue. The building is owned by Phoenix Capital Partners, LLC, an entity which is 97% owned by Mr. Tokarz. See Note 8 “Management” for more information on Mr. Tokarz. Under the terms of the Advisory Agreement, TTG Advisers is now responsible for providing office space to the Company and for the costs associated with providing such office space.

On April 27, 2006, the Company and MVCFS, as co-borrowers entered into a new four-year, $100 million credit facility (the “Credit Facility”) with Guggenheim as administrative agent for the lenders. At October 31, 2006, there was $50.0 million in term debt and $50.0 million on the revolving credit facility outstanding. During the six months ended April 30, 2007, the Company’s net additional borrowings on the Credit Facility were $0. As of April 30, 2007, there was $50.0 million in term debt and $50.0 million on the revolving credit facility outstanding. The proceeds from borrowings made under the Credit Facility are expected to be used to fund new and existing portfolio investments, pay fees and expenses related to the financing and for general corporate purposes. The Credit Facility will expire on April 27, 2010, at which time all outstanding amounts under the Credit Facility will be due and payable. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On May 1, 2007, the Company provided Velocitius with a $650,000 revolving credit facility, which bears annual interest at 8% and expires on April 30, 2010. Velocitius immediately borrowed approximately $547,000.

On May 4, 2007, Octagon repaid $1.65 million towards their revolving credit facility.

On May 4, 2007, the company made an additional investment in BP by providing a $2.5 million second lien loan. The loan has an annual interest rate of 14% and matures on July 18, 2012.

On May 8, 2007, the Company repaid $50.0 million borrowed under the Credit Facility.

On May 8, 2007, the Company provided Baltic with a $5.5 million bridge loan which bears annual interest at 12% and matures on August 6, 2007.

On May 9, 2007, the Company invested $10.0 million in Dakota by purchasing 1.0 million shares of preferred stock. At that time, 65,000 shares of common stock were converted to 65,000 shares of preferred stock.

On May 9, 2007, the Company invested $10.0 million in Dakota by purchasing 1.0 million shares of preferred stock. At this time, 65,000 shares of common stock were converted to 65,000 shares of preferred stock.

On May 22, 2007 and May 23, 2007, Timberland borrowed $350,000 and $1.0 million, respectively, on the revolving credit facility.

On June 1, 2007, Harmony borrowed $600,000 under their revolving credit facility.

On June 5, 2007, Octagon borrowed $600,000 under their revolving credit facility.

On June 8, 2007, the Company signed a definitive agreement to sell Baltic Motors and BM Auto to Inchcape PLC (LSE: INCH), a leading independent, international automotive distributor and retailer, for a combined total value of approximately $120 million. As a result, on June 8, 2007, the Valuation Committee increased the fair values of Baltic Motors and BM Auto by a total amount of approximately $12.8 million, which resulted in an increase in the provision for incentive compensation by approximately $2.6 million. After taking into account these determinations, on June 8, 2007, the Company had net assets of $364.2 million or $15.01 per share (net of incentive compensation). The acquisition is expected to close after receiving customary regulatory approvals in Latvia. The sale proceeds and resulting gains to the Company are subject to working capital adjustments at closing and to fluctuations based upon movements in currency rates.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 77.43% of the Company’s total assets at April 30, 2007. As discussed in Note 5 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.

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

At April 30, 2007, approximately 77.49% of our total assets represented portfolio investments recorded at fair value. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we have an indication (based on an objective development) that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value, where appropriate. Without a readily ascertainable market value and because of the inherent uncertainty of fair valuations, fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Item 4.  Controls and Procedures

(a) As of the end of the period covered by this quarterly report on Form 10-Q, the individual who performs the functions of a Principal Executive Officer (the “CEO”) and the individual who performs the functions of a Principal Financial Officer (the “CFO”) conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) There have been no changes in our internal control over financial reporting that occurred during the six month period ended April 30, 2007, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

We are not subject to any pending legal proceeding, and no such proceedings are known to be contemplated.

Item 1A.	Risk Factors

A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Exhibit

31	Rule 13a-14(a) Certifications.
32	Section 1350 Certification.

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

Date: June 11, 2007

MVC Capital, Inc.

/s/ Peter Seidenberg
Peter Seidenberg
In the capacity of the officer who performs the
functions of Principal Financial Officer.

Date: June 11, 2007