Form 10-Q
period 2007-07-31
MVC CAPITAL, INC.
filed 2007-09-06
CIK 1099941

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007 or

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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 24,265,336 shares of the registrant’s common stock, $.01 par value, outstanding as of September 6, 2007.

MVC Capital, Inc.
(A Delaware Corporation)
Index

Page
Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
- July 31, 2007 and October 31, 2006	3
Consolidated Statements of Operations
- For the Period November 1, 2006 to July 31, 2007 and
- For the Period November 1, 2005 to July 31, 2006	4
Consolidated Statements of Operations
- For the Period May 1, 2007 to July 31, 2007 and
- For the Period May 1, 2006 to July 31, 2006	5
Consolidated Statements of Cash Flows
- For the Period November 1, 2006 to July 31, 2007 and
- For the Period November 1, 2005 to July 31, 2006	6
Consolidated Statements of Changes in Net Assets
- For the Period November 1, 2006 to July 31, 2007
- For the Period November 1, 2005 to July 31, 2006 and
- For the Year ended October 31, 2006	7
Consolidated Selected Per Share Data and Ratios
- For the Period November 1, 2006 to July 31, 2007
- For the Period November 1, 2005 to July 31, 2006 and
- For the Year ended October 31, 2006	8
Consolidated Schedule of Investments
-July 31, 2007
-October 31, 2006	9
Notes to Consolidated Financial Statements	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	60

Item 4. Controls and Procedures	65

Part II. Other Information	66

SIGNATURE	68

Exhibits	69
Certification
Certification

CONSOLIDATED FINANCIAL STATEMENTS
MVC Capital, Inc.
Consolidated Balance Sheets

	July 31,	October 31,
	2007	2006
	(Unaudited)
ASSETS

Assets
Cash and cash equivalents	$112,833,085	$66,217,123
Investments at fair value (cost $334,739,981 and $286,850,759)
Non-control/Non-affiliated investments (cost $119,586,309 and $108,557,066)	85,023,815	71,848,976
Affiliate investments (cost $101,424,084 and $71,672,386)	111,215,266	75,248,140
Control investments (cost $113,729,588 and $106,621,307)	120,627,554	128,794,436

Total investments at fair value	316,866,635	275,891,552
Dividends, interest and fees receivable	2,689,072	1,617,511
Prepaid expenses	2,579,035	2,632,859
Prepaid taxes	385,138	—
Deferred tax	724,006	548,120
Deposits	442,129	120,000
Other assets	29,443	54,796

Total assets	$436,548,543	$347,081,961

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Term loan	$50,000,000	$50,000,000
Revolving credit facility	—	50,000,000
Provision for incentive compensation (Note 9)	17,104,294	7,172,352
Management fee payable	1,616,021	—
Employee compensation and benefits	—	1,635,600
Reserve for closing conditions	2,869,711	—
Other accrued expenses and liabilities	985,469	774,048
Professional fees	438,487	402,133
Consulting fees	81,302	70,999
Taxes payable	—	33,455

Total liabilities	73,095,284	110,088,587

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 24,262,566 and 19,093,929 shares outstanding, respectively	283,044	231,459
Additional paid-in-capital	431,875,809	353,479,871
Accumulated earnings	20,278,590	22,026,261
Dividends paid to stockholders	(30,852,794)	(21,592,946)
Accumulated net realized loss	(7,167,014)	(73,016,601)
Net unrealized depreciation	(17,873,346)	(10,959,207)
Treasury stock, at cost, 4,041,883 and 4,052,019 shares held, respectively	(33,091,030)	(33,175,463)

Total shareholders’ equity	363,453,259	236,993,374

Total liabilities and shareholders’ equity	$436,548,543	$347,081,961

Net asset value per share	$14.98	$12.41

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Period Ended	For the Period Ended
	November 1, 2006 to	November 1, 2005 to
	July 31, 2007	July 31, 2006
Operating Income:
Dividend income
Affiliate investments	$370,195	$36,364
Control investments	—	88,525

Total dividend income	370,195	124,889

Interest income (net of foreign taxes withheld of $0, and $18,433)
Non-control/Non-affiliated investments	8,494,153	4,940,336
Affiliate investments	3,563,392	1,448,213
Control investments	3,554,022	2,768,553

Total interest income	15,611,567	9,157,102

Fee income
Non-control/Non-affiliated investments	754,253	992,473
Affiliate investments	678,372	291,982
Control investments	845,640	1,381,625

Total fee income	2,278,265	2,666,080

Other income	252,237	455,713

Total operating income	18,512,264	12,403,784

Operating Expenses:
Incentive compensation (Note 9)	10,042,160	4,717,061
Management fee	5,105,029	—
Interest, fees and other borrowing costs	3,636,241	683,590
Legal fees	398,000	438,669
Other expenses	360,370	285,458
Insurance	312,606	354,211
Audit fees	237,000	286,788
Administration	208,522	140,342
Directors fees	180,000	156,501
Consulting fees	99,500	282,641
Printing and postage	74,700	67,325
Public relations fees	58,201	61,600
Employee compensation and benefits	—	2,242,005
Facilities	—	486,302

Total operating expenses	20,712,329	10,202,493

Net operating income (loss) before taxes	(2,200,065)	2,201,291

Tax (Benefit) Expenses:
Deferred tax (benefit) expense	(175,886)	(132,329)
Current tax (benefit) expense	(276,508)	274,962

Total tax (benefit) expense	(452,394)	142,633

Net operating income (loss)	(1,747,671)	2,058,658

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
Non-control/Non-affiliated investments	376,329	(147,640)
Affiliate investments	—	3,163,722
Control investments	65,473,258	—

Total net realized gain on investments	65,849,587	3,016,082

Net change in unrealized appreciation (depreciation) on investments	(6,914,139)	26,395,490

Net realized and unrealized gain on investments	58,935,448	29,411,572

Net increase in net assets resulting from operations	$57,187,777	$31,470,230

Net increase in net assets per share resulting from operations	$2.57	$1.65

Dividends declared per share	$0.42	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	May 1, 2007 to	May 1, 2006 to
	July 31, 2007	July 31, 2006
Operating Income:
Dividend income
Affiliate investments	$95,467	$—
Control investments	—	44,020

Total dividend income	95,467	44,020

Interest income
Non-control/Non-affiliated investments	3,138,337	1,871,510
Affiliate investments	1,464,021	591,741
Control investments	1,323,326	886,477

Total interest income	5,925,684	3,349,728

Fee income
Non-control/Non-affiliated investments	133,973	215,579
Affiliate investments	442,097	147,141
Control investments	327,710	709,608

Total fee income	903,780	1,072,328

Other income	105,042	140,517

Total operating income	7,029,973	4,606,593

Operating Expenses:
Incentive compensation (Note 9)	1,617,808	1,160,875
Management fee	1,616,020	—
Interest, fees and other borrowing costs	1,252,205	635,817
Other expenses	125,178	55,484
Insurance	96,000	114,000
Legal fees	90,000	188,667
Administration	78,238	52,686
Audit fees	75,000	99,966
Directors fees	60,000	60,000
Consulting fees	36,000	58,845
Printing and postage	26,100	29,975
Public relations fees	21,300	18,400
Employee compensation and benefits	—	844,615
Facilities	—	153,488

Total operating expenses	5,093,849	3,472,818

Net operating income before taxes	1,936,124	1,133,775

Tax (Benefit) Expenses:
Deferred tax (benefit) expense	(189,173)	(198,219)
Current tax (benefit) expense	110,922	259,892

Total tax (benefit) expense	(78,251)	61,673

Net operating income	2,014,375	1,072,102

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gian (loss) on investments
Non-control/Non-affiliated investments	491,611	(19,135)
Affiliate investments	—	5,463,722
Control investments	65,481,064	—

Total net realized gain on investments	65,972,675	5,444,587

Net change in unrealized appreciation (depreciation) on investments	(54,199,608)	1,529,345

Net realized and unrealized gain on investments	11,773,067	6,973,932

Net increase in net assets resulting from operations	$13,787,442	$8,046,034

Net increase in net assets per share resulting from operations	$0.57	$0.42

Dividends declared per share	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Period Ended	For the Period Ended
	November 1, 2006 to	November 1, 2005 to
	July 31, 2007	July 31, 2006
Cash flows from Operating Activities:
Net increase in net assets resulting from operations	$57,187,777	$31,470,230
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Realized gains	(65,849,587)	(3,016,082)
Net change in unrealized appreciation (depreciation)	6,914,139	(26,395,490)
Amortization of discounts and fees	(69,917)	(166,926)
Increase in accrued payment-in-kind dividends and interest	(2,418,638)	(1,375,226)
Increase in allocation of flow through income	(140,084)	(200,038)
Changes in assets and liabilities:
Dividends, interest and fees receivable	(1,071,561)	(156,521)
Prepaid expenses	53,824	(1,995,432)
Prepaid taxes	(385,138)	56,854
Deferred tax	(175,886)	(132,329)
Deposits	(322,129)	(205,000)
Other assets	25,353	25,353
Payable for investment purchased	—	(79,708)
Incentive Compensation (Note 9)	9,931,942	—
Liabilities	3,074,755	5,092,954
Purchases of equity investments	(26,401,201)	(24,043,834)
Purchases of debt instruments	(66,922,366)	(70,593,329)
Purchases of short term investments	—	(361,234,430)
Proceeds from equity instruments	81,971,300	8,316,719
Proceeds from debt instruments	31,941,271	26,413,284
Sales/maturities of short term investments	—	334,203,912

Net cash used by operating activities	27,343,854	(84,015,039)

Cash flows from Financing Activities:
Issuance of common stock	83,825,625	—
Offering expenses	(5,431,091)	—
Distributions to shareholders paid	(9,122,426)	(6,812,963)
Net borrowings under term loan	—	30,000,000
Net borrowings (repayments) under revolving credit facility	(50,000,000)	45,000,000

Net cash provided from financing activities	19,272,108	68,187,037

Net change in cash and cash equivalents for the period	46,615,962	(15,828,002)

Cash and cash equivalents, beginning of period	66,217,123	26,297,190

Cash and cash equivalents, end of period	$112,833,085	$10,469,188

During the nine months ended July 31, 2007 and 2006, MVC Capital, Inc. paid $3,536,606, and $359,487 in interest expense, respectively.
During the nine months ended July 31, 2007 and 2006, MVC Capital, Inc. paid $144,016, and $217,204 in income taxes, respectively.
Non-cash activity:
During the nine months ended July 31, 2007 and 2006, MVC Capital, Inc. recorded payment in kind (pik) dividend and interest of $2,418,638, and $1,375,226, respectively. This amount was added to the principal balance of the investments and recorded as interest/dividend income.
During the nine months ended July 31, 2007 and 2006, MVC Capital, Inc. was allocated $246,672, and $348,320, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of this amount, $106,588, and $148,282, respectively, was received in cash and the balance of $140,084, and $200,038, respectively, was undistributed and therefore increased the cost and/or fair value or carring value of the investment.
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
On February 16, 2007, MVC Capital, Inc. exchanged the $200,000 HuaMei Capital Company convertible promissory note for 50 shares of its common stock.
On May 1, 2007, MVC Capital, Inc. re-issued 4,126 shares of treasury stock, in lieu of a cash distribution totaling $59,910, in accordance with the Fund’s dividend reinvestment plan.
On May 9, 2007, MVC Capital Inc. exchanged 65,000 shares of Dakota Growers Pasta Company, Inc. Common Stock for 65,000 shares of Convertible Preferred Stock.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Changes in Net Assets

	For the Period Ended	For the Period Ended
	November 1, 2006 to	November 1, 2005 to	For the Year Ended
	July 31, 2007	July 31, 2006	October 31, 2006
	(Unaudited)	(Unaudited)
Operations:
Net operating income (loss)	$(1,747,671)	$2,058,658	$3,780,622
Net realized gain	65,849,587	3,016,082	5,221,390
Net change in unrealized appreciation (depreciation)	(6,914,139)	26,395,490	38,334,356

Net increase in net assets from operations	57,187,777	31,470,230	47,336,368

Shareholder Distributions:
Distributions to shareholders	(9,259,848)	(6,872,494)	(9,163,765)

Net decrease in net assets from shareholder distributions	(9,259,848)	(6,872,494)	(9,163,765)

Capital Share Transactions:
Issuance of common stock	83,825,625	—	—
Offering expenses	(5,431,091)	—	—
Reissuance of treasury stock in lieu of cash dividend	137,422	59,531	81,771

Net increase in net assets from capital share transactions	78,531,956	59,531	81,771

Total increase in net assets	126,459,885	24,657,267	38,254,374

Net assets, beginning of period	236,993,374	198,739,000	198,739,000

Net assets, end of period	$363,453,259	$223,396,267	$236,993,374

Common shares outstanding, end of period	24,262,566	19,092,028	19,093,929

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Selected Per Share Data and Ratios

	For the Period Ended		For the Period Ended		For the
	November 1, 2006 to		November 1, 2005 to		Year Ended
	July 31, 2007		July 31, 2006		October 31, 2006
	(Unaudited)		(Unaudited)
Net asset value, beginning of period	$12.41		$10.41		$10.41

Operations:
Net operating income (loss)	(0.04)		0.11		0.20
Net realized and unrealized gain on investments	2.61		1.54		2.28

Net increase in net assets from operations	2.57		1.65		2.48

Shareholder Distributions:
From net investment income	(0.42)		(0.36)		(0.48)

Net decrease in net assets from shareholder distributions	(0.42)		(0.36)		(0.48)

Capital share transactions:
Anti-dilutive effect of share issuance	0.42		—		—

Net increase in net assets from capital share transactions	0.42		—		—

Net asset value, end of period	$14.98		$11.70		$12.41

Market price, end of period	$16.17		$13.22		$13.08

Market premium (discount)	7.94%		12.99%		5.40%

Total Return — At NAV (a)	24.48%		16.00%		24.23%

Total Return — At Market (a)	27.08%		20.93%		20.75%

Ratios and Supplemental Data:

Net assets, end of period (in thousands)	$363,453		$223,396		$236,993

Ratios to average net assets:
Expenses	8.86	%(b)	6.57	%(b)	6.85%
Expenses excluding tax expense	9.05	%(b)	6.48	%(b)	6.78%
Expenses excluding incentive compensation	4.47	%(b)	3.57	%(b)	4.03%
Expenses excluding incentive compensation, interest and other borrowing costs	2.88	%(b)	3.14	%(b)	3.29%

Net operating income (loss)	(0.76	)%(b)	1.31	%(b)	1.76%
Net operating income (loss) before tax expense (benefit)	(0.96	)%(b)	1.40	%(b)	1.83%
Net operating income before incentive compensation	3.63	%(b)	4.30	%(b)	4.58%
Net operating income before incentive compensation, interest and other borrowing costs	5.22	%(b)	4.73	%(b)	5.32%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period.

(b)	Annualized
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
July 31, 2007
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments - 23.39% (a, c, f, g)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision - Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h)	$2,473,521	2,473,521	2,473,521
		Second Lien Seller Note 19.0000%, 06/30/2013 (b, h)	2,998,406	2,998,403	2,998,406

				5,471,924	5,471,927

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b, h)	17,738,760	17,444,106	17,738,760
		Term Loan A 9.5700%, 07/18/2011 (h)	2,640,000	2,600,587	2,600,587
		Term Loan B 11.7200%, 07/18/2011 (h)	2,000,000	1,970,336	1,970,336

				22,015,029	22,309,683

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d)		4,520,350	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d)		15,000,000	7,100,000

Henry Company	Building Products / Specialty Chemicals	Term Loan A 8.8200%, 04/06/2011 (h)	1,900,367	1,900,367	1,900,367
		Term Loan B 13.0700%, 04/06/2011 (h)	2,000,000	2,000,000	2,000,000

				3,900,367	3,900,367

Innovative Brands, LLC	Consumer Products	Term Loan 11.1250%, 09/25/2011 (h)	14,887,500	14,887,500	14,887,500

JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009 (b, h)	3,139,758	3,107,393	3,139,758

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d)		3,750,000	—

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 13.3200%, 03/31/2011 (h)	7,725,967	7,687,660	7,725,967
		Senior Subordinated Debt 16.0000%, 03/31/2012 (b, h)	13,349,113	13,085,375	13,349,113

				20,773,035	21,075,080

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,320,500	1,326,306	1,320,500
		Term Loan 8.7500%, 10/06/2013 (h)	619,000	619,000	619,000
		Term Loan 8.7500%, 01/19/2014 (h)	705,000	705,000	705,000

				2,650,306	2,644,500

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 8.3400%, 12/08/2012 (h)	995,000	995,000	995,000
		Second Lien Seller Note 11.8600%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,495,000	4,495,000

Sub Total Non-control/Non-affiliated investments				119,586,309	85,023,815

Affiliate investments - 30.60% (a, c, f, g)

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	10,161,950
		Convertible Preferred Stock (1,065,000) (d)		10,357,500	10,650,000

				15,879,242	20,811,950

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—

Genevac U.S. Holdings, Inc.	Laboratory Research Equipment	Senior Subordinated Debt 12.5000%, 01/03/2008 (e, h)	12,962,963	12,962,963	12,962,963
		Common Stock (140 shares) (b, e)		1,068,967	1,068,967

				14,031,930	14,031,930

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	2,000,000

Impact Confections, Inc.	Confections Manufacturing and Distribution	Senior Subordinated Debt 17.0000%, 07/30/2009 (b, h)	5,654,239	5,595,656	5,654,239
		Senior Subordinated Debt 9.3200%, 07/29/2008 (h)	325,000	322,841	325,000
		Common Stock (252 shares) (d)		2,700,000	2,700,000

				8,618,497	8,679,239

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	10,400,313	10,230,635	10,400,313
		Convertible Preferred Stock (20,000 shares) (b)		2,160,250	2,160,250

				12,390,885	12,560,563

Octagon Credit Investors, LLC	Financial Services	Term Loan 9.5700%, 12/31/2011 (h)	5,000,000	4,941,070	5,000,000
		Revolving Line of Credit 9.5700%, 12/31/2011 (h)	6,050,000	6,050,000	6,050,000
		Limited Liability Company Interest		1,034,179	3,689,084

				12,025,249	14,739,084

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
July 31, 2007
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Phoenix Coal Corporation	Coal Processing and Production	Second Lien Note 15.0000%, 06/08/2011 (b, h)	$7,360,803	$7,252,928	$7,360,803
		Common Stock (1,666,667 shares) (d)		1,000,000	1,000,000

				8,252,928	8,360,803

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	7,700,000

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (d)		5,564,716	9,064,716
		Preferred Stock (1,000,000 shares) (b, h)		9,660,637	12,166,981
		Warrants (d)		—	1,100,000

				15,225,353	22,331,697

Sub Total Affiliate investments				101,424,084	111,215,266

Control Investments - 33.19% (a, c, f, g)

auto MOTOL BENI	Automotive Dealership	Bridge Loan 12.0000%, 12/31/2007 (e, h)	2,000,000	2,000,000	2,000,000
		Common Stock (200 shares) (d, e)		2,000,000	2,000,000

				4,000,000	4,000,000

Harmony Pharmacy & Health Center, Inc.	Healthcare - Retail	Revolving Credit Facility 10.0000%, 12/01/09 (h)	3,350,000	3,350,000	3,350,000
		Common Stock (2,000,000 shares) (d)		750,000	750,000

				4,100,000	4,100,000

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		70,898	70,898

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	17,200,000
		Convertible Unsecured Subordinated Promissary Note 17.3200%, 07/30/2008 (h)	2,000,000	2,000,000	2,000,000

				19,000,000	19,200,000

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	2,300,000

SGDA Sanierungsgesellschaft fur Deponien und Altlasten	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e, h)	6,187,350	6,041,892	6,041,892
		Common Equity Interest (d, e)		438,551	560,000
		Preferred Equity Interest (d, e)		5,000,000	5,475,000

				11,480,443	12,076,892

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012 (b, h)	5,319,013	5,234,987	5,319,013
		Preferred Stock (800 shares) (d)		11,200,000	11,200,000

				16,434,987	16,519,013

Timberland Machines & Irrigation, Inc.	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 14.5500%, 08/04/2009 (b, h)	6,765,785	6,724,639	6,765,785
		Junior Revolving Line of Credit 12.5000%, 07/07/2009 (h)	2,500,000	2,500,000	2,500,000
		Common Stock (542 shares) (d)		5,420,291	4,420,291
		Warrants (d)		—	—

				14,644,930	13,686,076

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	7,676,330	7,635,261	7,676,330
		Limited Liability Company Interest (d)		3,821,794	5,821,794
		Warrants (d)		—	—

				11,457,055	13,498,124

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	5,500,000	5,280,723	5,500,000
		Convertible Preferred Stock (32,200 shares) (d)		500,000	500,000
		Convertible Preferred Stock (8,216 shares) (d)		—	—
		Convertible Preferred Stock (1,535 shares) (d)		—	—

				5,780,723	6,000,000

Velocitius B.V.	Renewable Energy	Revolving Credit Facility I, 8.0000%, 10/31/2009 (e, h)	133,844	133,844	133,844
		Revolving Credit Facility II, 8.0000%, 04/30/2010 (e, h)	547,392	547,392	547,392
		Common Equity Interest (d, e)		11,395,315	11,395,315

				12,076,551	12,076,551

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d)		5,500,000	15,421
		Preferred Stock (6,443,188 shares) (d)		1,134,001	9,484,579

				6,634,001	9,500,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	700,000	700,000	700,000
		Common Stock (81,000 shares) (d)		1,850,000	3,700,000

				2,550,000	4,400,000

WBS Carbons Acquistions Corp.	Specialty Chemicals	Bridge Loan 5.0000%, 11/22/2011 (b, h)	1,600,000	1,600,000	1,600,000
		Common Stock (400 shares) (d)		1,600,000	1,600,000

				3,200,000	3,200,000

Sub Total Control Investments				113,729,588	120,627,554

TOTAL INVESTMENT ASSETS 87.18% (f)				$334,739,981	$316,866,635

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
July 31, 2007
(Unaudited)

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except auto MOTOL BENI, Genevac U.S. Holdings, Inc., Lockorder Limited, SafeStone Technologies Limited, SGDA Sanierungsgesellschaft fur Deponien und Altlasten, SIA Tekers Invest and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $363,453,259 as of July 31, 2007.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

-	Denotes zero Cost/fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2006

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments - 30.32% (a, c, f, g)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision - Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h)	$2,473,521	2,473,521	2,473,521
		Second Lien Seller Note 16.0000%, 06/30/2013 (b, h)	2,627,538	2,627,538	2,627,538

				5,101,059	5,101,059

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b, h)	10,041,165	9,862,650	10,041,165
		Term Loan A 9.6500%, 07/18/2011 (h)	2,910,000	2,858,549	2,858,549
		Term Loan B 11.8000%, 07/18/2011 (h)	2,000,000	1,964,638	1,964,638

				14,685,837	14,864,352

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d)		4,520,350	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d)		15,000,000	5,000,000

Henry Company	Building Products / Specialty Chemicals	Term Loan A 8.8244%, 04/06/2011 (h)	3,000,000	3,000,000	3,000,000
		Term Loan B 13.0744%, 04/06/2011 (h)	2,000,000	2,000,000	2,000,000

				5,000,000	5,000,000

Innovative Brands, LLC	Consumer Products	Term Loan 11.1250%, 09/22/2011 (h)	15,000,000	15,000,000	15,000,000

JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009 (b, h)	3,035,844	2,988,002	3,035,844

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d)		3,750,000	—

SafeStone Technologies PLC	Technology Investments	Preferred Stock (2,106,378 shares) (d, e)		4,015,402	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 13.3244%, 03/31/2011 (h)	3,059,300	3,007,411	3,059,300
		Senior Subordinated Debt 16.0000%, 03/31/2012 (b, h)	12,959,013	12,653,021	12,959,013

				15,660,432	16,018,313

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,320,500	1,327,073	1,320,500
		Term Loan 8.7500%, 10/06/2013 (h)	619,000	619,000	619,000

				1,946,073	1,939,500

Total Safety U.S., Inc.	Engineering Services	Term Loan A 9.8300%, 12/31/2010 (h)	4,908,257	4,908,257	4,908,257
		Term Loan B 13.8300%, 12/31/2010 (h)	981,651	981,651	981,651

				5,889,908	5,889,908

Sub Total Non-control/Non-affiliated investments				108,557,066	71,848,976

Affiliate investments - 31.75% (a, c, f, g)

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,081,195 shares)		5,879,242	8,957,880

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—

Harmony Pharmacy & Health Center, Inc.	Healthcare - Retail	Common Stock (2,000,000 shares) (d)		750,000	750,000

Impact Confections, Inc.	Confections Manufacturing and Distribution	Senior Subordinated Debt 17.0000%, 07/30/2009 (b, h)	5,468,123	5,390,649	5,468,123
		Senior Subordinated Debt 9.3244%, 07/29/2008 (h)	325,000	321,218	325,000
		Common Stock (252 shares) (d)		2,700,000	2,700,000

				8,411,867	8,493,123

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	10,091,111	9,899,988	10,091,111
		Convertible Preferred Stock (20,000 shares) (b)		2,035,652	2,035,652

				11,935,640	12,126,763

Octagon Credit Investors, LLC	Financial Services	Term Loan 9.5744%, 12/31/2011 (h)	5,000,000	4,931,096	5,000,000
		Revolving Line of Credit 9.5744%, 12/31/2011 (h)	3,250,000	3,250,000	3,250,000
		Limited Liability Company Interest		894,095	1,927,932

				9,075,191	10,177,932

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (1,666,667) (d)		1,000,000	1,000,000
		Second Lien Note 15.0000%, 06/08/2011 (b, h)	7,088,615	6,959,809	7,088,615

				7,959,809	8,088,615

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	6,000,000

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (500,000 shares) (d)		5,000,000	8,500,000
		Preferred Stock (1,000,000 shares) (b, h)		9,660,637	11,053,827
		Warrants (d)		—	1,100,000

				14,660,637	20,653,827

Sub Total Affiliate investments				71,672,386	75,248,140

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
October 31, 2006

Company	Industry	Investment	Principal	Cost	Fair Value
Control investments - 54.34% (a, c, f, g)

auto MOTOL BENI	Automotive Dealership	Common Stock (200 shares) (d, e)		$2,000,000	$2,000,000

Baltic Motors Corporation	Automotive Dealership	Senior Subordinated Debt 10.0000%, 06/24/2007 (e, h)	$4,500,000	4,500,000	4,500,000
		Bridge Loan 12.0000%, 12/22/2006 (e, h)	1,000,000	1,000,000	1,000,000
		Common Stock (60,684 shares) (d, e)		8,000,000	21,155,000

				13,500,000	26,655,000

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	26,200,000

SGDA Sanierungsgesellschaft fur Deponien und Altlasten	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e, h)	6,187,350	5,989,710	5,989,710
		Common Equity Interest (d, e)		338,551	338,551
		Preferred Equity Interest (d, e)		5,000,000	5,000,000

				11,328,261	11,328,261

SIA BM Auto	Automotive Dealership	Common Stock (47,300 shares) (d, e)		8,000,000	8,000,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012 (b, h)	5,044,813	4,948,327	5,044,813
		Preferred Stock (800 shares) (d)		11,200,000	11,200,000

				16,148,327	16,244,813

Timberland Machines & Irrigation, Inc.	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 14.4260%, 08/04/2009 (b, h)	6,607,859	6,551,408	6,607,859
		Junior Revolving Line of Credit 12.5000%, 07/07/2007 (h)	2,829,709	2,829,709	2,829,709
		Common Stock (542 shares) (d)		5,420,291	4,420,291
		Warrants (d)		—	—

				14,801,408	13,857,859

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	7,676,330	7,627,137	7,676,330
		Limited Liability Company Interest (d)		3,821,794	5,821,794
		Warrants (d)		—	—

				11,448,931	13,498,124

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		2,966,765	2,966,765
		Revolving Line of Credit 8.0000%, 10/31/2009 (e, h)	143,614	143,614	143,614

				3,110,379	3,110,379

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d)		5,500,000	—
		Preferred Stock (6,443,188 shares) (d)		1,134,001	3,400,000

				6,634,001	3,400,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	800,000	800,000	800,000
		Common Stock (81,000 shares)		1,850,000	3,700,000

				2,650,000	4,500,000

Sub Total Control Investments				106,621,307	128,794,436

TOTAL INVESTMENT ASSETS 116.41% (f)				$286,850,759	$275,891,552

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except auto MOTOL BENI, Baltic Motors Corporation, Safestone Technologies PLC, SGDA Sanierungsgesellschaft fur Deponien und Altlasten,SIA BM Auto and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $236,993,374 as of October 31, 2006.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

-	Denotes zero cost/fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Company”)
Notes to Consolidated Financial Statements
July 31, 2007
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
4. Concentration of Market Risk
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represented approximately 72.58% of the Company’s total assets at July 31, 2007. As discussed in Note 5, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.

5. Portfolio Investments
     For the Nine Month Period Ended July 31, 2007
     During the nine month period ended July 31, 2007, the Company made eight new investments, committing capital totaling approximately $53.3 million. The investments were made in WBS Carbons Acquisition Corp. (“WBS”) ($3.2 million), Huamei Capital Company, Inc. (“HuaMei”) ($200,000), Levlad Arbonne International LLC (“Levlad”) ($10.1 million), Total Safety U.S., Inc. (“Total Safety”) ($4.5 million), MVC Partners LLC (“MVC Partners”) ($71,000), Genevac U.S. Holdings, Inc. (“Genevac”) ($14.0 million), SIA Tekers Invest (“Tekers”) ($2.3 million), and U.S. Gas & Electric, Inc. (“U.S. Gas”) ($18.9 million).
     The Company also made fourteen follow-on investments in existing portfolio companies committing capital totaling approximately $47.4 million. On November 7, 2006, the Company invested $100,000 in SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”) by purchasing an additional common equity interest. On December 22, 2006, the Company purchased an additional 56,472 shares of common stock in Vitality Foodservice, Inc. (“Vitality”) at a cost of approximately $565,000. On January 9, 2007, the Company extended to Turf Products LLC (“Turf”) a $1.0 million junior revolving note. Turf immediately borrowed $1.0 million from the note. On January 11, 2007, the Company provided Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”) a $4.0 million revolving credit facility. Harmony Pharmacy immediately borrowed $1.75 million from the credit facility. On February 16, 2007, the Company invested $1.8 million in HuaMei purchasing 450 shares of common stock. At the same time, the previously issued $200,000 convertible promissory note was exchanged for 50 shares of HuaMei common stock at the same price. On February 19, 2007, the Company invested an additional $8.4 million in Velocitius B.V. (“Velocitius”). On February 21, 2007 and May 4, 2007, the Company provided BP Clothing, LLC (“BP”) a $5.0 million and a $2.5 million second lien loan, respectively. On March 26, 2007, the Company extended a $1.0 million bridge loan to Auto MOTO BENI (“BENI”). On March 30, 2007, the Company invested an additional $5.0 million in SP Industries, Inc. (“SP”) in the form of a subordinated term loan B. On May 1, 2007, the Company extended to Velocitius a $650,000 revolving line of credit. Velocitius immediately borrowed approximately $547,000. On May 8, 2007, the Company provided Baltic Motors Corporation (“Baltic Motors”) a $5.5 million bridge loan. On May 9, 2007, the Company purchased 1.0 million shares of Dakota Growers Pasta Company, Inc. (“Dakota”) preferred stock at a cost of $10.0 million. At that time, 65,000 shares of Dakota common stock were converted to 65,000 shares of convertible preferred stock. On July 30, 2007, the Company provided Ohio Medical Corporation (“Ohio”) a $2.0 million convertible unsecured promissory note.
     At the beginning of the 2007 fiscal year, the junior revolving note provided to Timberland Machines & Irrigation, Inc. (“Timberland”) had a balance outstanding of approximately $2.8 million. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. Net repayments during for the nine month period ended July 31, 2007 were $300,000 resulting in a balance as of July 31, 2007 of $2.5 million.
     At October 31, 2006, the balance of the revolving credit facility provided to Octagon Credit Investors, LLC (“Octagon”) was $3.3 million. Net borrowings during the nine month period ended July 31, 2007 were $2.8 million resulting in a balance outstanding of approximately $6.1 million.
     At October 31, 2006, the balance of the revolving line of credit provided to Velocitius was approximately $144,000. Net repayments during the nine month period ended July 31, 2007 were approximately $10,000. As of July 31, 2007, the balance of the revolving line of credit was approximately $134,000.
     On December 1, 2006, the Company received a principal payment of approximately $100,000 from Vestal Manufacturing Enterprises, Inc. (“Vestal”) on its senior subordinated debt. As of July 31, 2007, the balance of the loan was $700,000.

     On December, 8, 2006, Total Safety repaid term loan A and term loan B in full including all accrued interest and prepayment fees. The total amount received for term loan A was $5,043,775 and for term loan B was $1,009,628.
     On December 29, 2006, March 30, 2007, and June 29, 2007, the Company received quarterly principal payments from BP on term loan A of $90,000 on each payment date.
     On January 1, 2007, April 2, 2007, and July 2, 2007, the Company received principal payments of $37,500 on the term loan provided to Innovative Brands, LLC (“Innovative Brands”).
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
     On March 8, 2007, Levlad repaid their loan in full including all accrued interest and a prepayment fee. The total amount received from the prepayment was approximately $10.4 million.
     On March 30, 2007 and June 29, 2007, Total Safety made principal payments of $2,500 on its 1st lien loan.
     On April 12, 2007 and April 18, 2007, BENI made principal payments of $200,000 and $500,000, respectively, on its bridge loan.
     On April 16, 2007, the assets and liabilities of Safestone Technologies PLC were transferred to two new companies, Lockorder Limited (“Lockorder”) and Safestone Technologies Limited (“Safestone Limited”). The Company received 21,064 shares of Safestone Limited and 21,064 shares of Lockorder as a result of this corporate action. There was no change in the combined cost basis or fair value due to this transaction.
     On May 1, 2007, Turf repaid its secured junior revolving note in full, including accrued interest. The total amount received from the prepayment was approximately $1.0 million. There were no borrowings outstanding on the revolving note as of July 31, 2007.
     On May 1, 2007, June 1, 2007, and July 1, 2007, the Company received $111,111 on each payment date as principal payments from SP on Term Loan B.
     On June 1, 2007 and July 5, 2007, Harmony borrowed $600,000 and $1.0 million, respectively, from the credit facility. Net borrowings during the nine month period ended July 31, 2007 were $3.4 million, resulting in a balance outstanding of approximately $3.4 million.
     On June 19, 2007, the Company increased the bridge loan to BENI to $2.0 million. The remaining available amount of $1.7 million was immediately drawn.

     On July 24, 2007, the Company sold the common stock of Baltic Motors and SIA BM Auto (“BM Auto”). The amount received from the sale of the 60,684 common shares of Baltic Motors was approximately $62.0 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. Baltic Motors repaid all debt from the Company in full including all accrued interest. Total amount received from the repayment of the debt was approximately $10.2 million including all accrued interest. The remaining $51.8 million less the $8.0 million cost basis of Baltic resulted in $43.8 million recorded as realized gain. The difference between the $51.8 million received from the Baltic equity and the carrying value at October 31, 2006 is $30.6 million and the amount of the increase in net assets attributable to fiscal year 2007. The portion of the capital gain related to the equity investment made on June 24, 2004 ($40.9 million), will be treated as long-term capital gain and the portion related to the equity investment made on September 28, 2006 ($2.9 million) will be treated as a short-term capital gain. The amount received from the sale of the 47,300 common shares of BM Auto was approximately $29.7 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. The $29.7 million less the $8.0 million cost basis of BM Auto resulted in $21.7 million recorded as a long term capital gain. The difference between the $29.7 million received from the BM Auto equity and the carrying value at October 31, 2006 is $21.7 million and the amount of the increase in net assets attributable to fiscal 2007.
     As mentioned above, a reserve account of approximately $3.0 million was created for post closing conditions that are required of the seller as a part of the purchase agreement. The cash held in the reserve account is held in Euros. At July 31, 2007, the balance of the reserve account was approximately $2.9 million. Expenses such as finishing a road to a dealership and Latvian tax withholding payments, among other things have been estimated by management and will be paid from this account. This reserve account is owned and controlled by the Company. The Company has recorded the cash in the reserve account to its books denominated as foreign currency. It has also recorded a liability for the same amount so there is no impact to net asset value until all post closing conditions are met. The remaining cash, if any, will be converted to USD and recorded as long term capital gain. We do not anticipate any overages; however, if they occur it would reduce the capital gain that has already been recorded. Any difference recorded due to changes in exchange rates since the Euros were received will be recorded as currency gain (loss). During the interim, at each month end, the Euros will be valued based on that day’s exchange rate and the liability will be adjusted to match the USD equivalent. Management believes all post closing conditions will be met before October 31, 2007.
     On July 27, 2007, U.S. Gas repaid its bridge loan in full including accrued interest. The total amount received was approximately $908,000.
     During the nine month period ended July 31, 2007, the Valuation Committee increased the fair value of the Company’s investments in Dakota common stock by approximately $1.9 million, Octagon’s membership interest by approximately $1.6 million, SGDA common equity interest by approximately $276,000 and preferred equity interest by $350,000, PreVisor Inc. (“PreVisor”) common stock by $1.7 million, Foliofn, Inc. (“Foliofn”) preferred stock by $2.1 million, Vendio Services, Inc. (“Vendio”) preferred stock by $6.1 million, and Vendio common stock by approximately $15,000. In addition, increases in the cost basis and fair value of the loans to Impact Confections, Inc. (“Impact”), JDC Lighting, LLC (“JDC”), SP, Timberland, Amersham Corporation (“Amersham”), Marine Exhibition Corporation (“Marine”), Phoenix Coal Corporation (“Phoenix”), BP, Turf, Summit Research Labs, Inc. (“Summit”), and the Vitality and Marine preferred stock were due to the capitalization of payment in kind (PIK) interest/dividends totaling $2,418,638. Also, during the nine month period ended July 31, 2007, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of the Company’s investment by $140,084. The Valuation Committee also decreased the fair value of the Company’s investment in Ohio during the nine month period ended July 31, 2007 by $9.0 million.

     At July 31, 2007, the fair value of all portfolio investments was $316.9 million with a cost basis of $334.7 million. At July 31, 2007, the fair value and cost basis of portfolio investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $16.6 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $300.3 million and $278.8 million, respectively. At October 31, 2006, the fair value of all portfolio investments was $275.9 million with a cost basis of $286.9 million. At October 31, 2006, the fair value and cost basis of Legacy Investments was $8.4 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $267.5 million and $231.0 million, respectively.
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
     The Company also made eight follow-on investments in existing portfolio companies committing capital totaling approximately $24.2 million. During the year ended October 31, 2006, the Company invested approximately $879,000 in Dakota by purchasing an additional 172,104 shares of common stock at an average price of $5.11 per share. On December 22, 2005, the Company made a follow-on investment in Baltic Motors in the form of a $1.8 million revolving bridge note. Baltic Motors immediately borrowed $1.5 million from the note. On January 12, 2006, Baltic Motors repaid the loan, in full including all unpaid interest. The note matured on January 31, 2006 and has been removed from the Company’s books. On January 12, 2006, the Company provided SGDA a $300,000 bridge loan. On March 28, 2006, the Company provided Baltic Motors a $2.0 million revolving bridge note. Baltic Motors immediately borrowed $2.0 million from the note. On April 5, 2006, Baltic Motors repaid the amount borrowed from the note including all unpaid interest. The note expired on April 30, 2006 and has been removed from the Company’s books. On April 6, 2006, the Company invested an additional $2.0 million in SGDA in the form of a preferred equity security. On April 25, 2006, the Company purchased an additional common equity security in SGDA for $23,000. On June 30, 2006, the Company provided Amersham a $2.5 million second lien loan. On August 4, 2006, the Company invested $750,000 in Harmony Pharmacy in the form of common stock. On September 28, 2006, the Company made another follow-on investment in Baltic Motors in the form of a $1.0 million bridge loan and a $2.0 million equity investment. On October 13, 2006, the Company made a $10.0 million follow-on investment in SP in the form of an additional $4.0 million in term loan B and $6.0 million in a mezzanine loan. On October 20, 2006, the Company then assigned at cost, $5.0 million of SP’s $8.0 million term loan B to Citigroup Global Markets Realty Corp. On October 24, 2006, the Company invested an additional $3.0 million in SGDA in the form of a preferred equity security. On October 26, 2006, the Company invested an additional $2.9 million in Velocitius in the form of common equity. The Company also provided Velocitius a $260,000 revolving line of credit on October 31, 2006. Velocitius immediately borrowed $143,614.
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

     On December 21, 2005, Integral Development Corporation (“Integral”) prepaid its senior credit facility in full. The Company received approximately $850,000 from the prepayment. This amount included all outstanding principal and accrued interest. The Company recorded no gain or loss as a result of the prepayment. Under the terms of the prepayment, the Company returned its warrants to Integral for no consideration.
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
     On May 30, 2006, ProcessClaims, one of the Company’s Legacy Investments, entered into a definitive agreement to be acquired by CCC Information Services Inc. (“CCC”). The acquisition by CCC closed on June 9, 2006. As of June 9, 2006, the Company received net proceeds of approximately $7.9 million. The gross proceeds were approximately $8.3 million of which approximately $400,000 or 5% of the gross proceeds were deposited into a reserve account for one year. Due to the contingencies associated with the escrow, the Company had not placed any value on the proceeds deposited in escrow and had not included such proceeds into the Company’s NAV. The Company’s total investment in ProcessClaims was $2.4 million, which resulted in a capital gain of approximately $5.5 million.
     On July 27, 2006, SOI repaid their loan in full. The amount of the proceeds received from the prepayment was approximately $4.5 million. This amount included all outstanding principal, accrued interest, and an early prepayment fee. The Company recorded no gain or loss as a result of the prepayment.
     On August 25, 2006, Harmony Pharmacy repaid their loan in full. The amount of the proceeds received from the prepayment was $207,444. This amount included all outstanding principal and accrued interest. The Company recorded no gain or loss as a result of the prepayment.
     On August 25, 2006, SGDA’s revolving credit facility was added to the term loan, increasing the balance of the term loan by $1.6 million. The revolving credit facility was eliminated from the Company’s books as a result of this refinancing.
     Effective September 12, 2006, the Company exchanged $409,091, of the $3.0 million outstanding, of the Timberland junior revolving line of credit into 40.91 shares of common stock at a price of $10,000 per share. Effective September 22, 2006, the Company exchanged $225,000, of the $2.6 million outstanding on the Timberland junior revolving line of credit into 22.5 shares of common stock at a price of $10,000 per share. On September 22, 2006, Timberland borrowed $500,000 from the junior revolving line of credit. As a result of these transactions, as of October 31, 2006, the Company owned 542.03 common shares of Timberland and the funded debt under the junior revolving line of credit was reduced from $3.0 million to approximately $2.8 million.
     On October 2, 2006, Octagon bought-back a total of 15% equity interest from non-service members. This resulted in a sale of a portion of the Company’s LLC member interest to Octagon for proceeds of $1,020,018. The Company realized a gain of $551,092 from this sale.
     On October 2, 2006, Octagon repaid their loan and revolving credit facility from the Company in full. The amount of the proceeds received from the prepayment of the loan was approximately $5.4 million. This amount included all outstanding principal, accrued interest, and a commitment fee on the revolving credit facility. The Company recorded a gain as a result of these prepayments of approximately $429,000 from the acceleration of amortization of original issue discount.
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
6. Commitments and Contingencies
     Commitments to/for Portfolio Companies:
     At July 31, 2007, the Company’s existing commitments to portfolio companies consisted of the following:
Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at July 31, 2007
Timberland	$4.0 million	$2.5 million
Storage Canada	$6.0 million	$2.7 million
Marine	$2.0 million	—
BENI	$514,000	—
Octagon	$12.0 million	$6.1 million
Turf	$1.0 million	—
Harmony	$4.0 million	$3.4 million
Velocitius	$260,000	$134,000
Velocitius	$650,000	$547,392
Tekers	$1.9 million	—
U.S. Gas	$10.0 million	—
U.S. Gas	$2.0 million	—
     On June 30, 2005, the Company pledged its common stock of Ohio to Guggenheim Corporate Funding, LLC (“Guggenheim”) to collateralize a loan made by Guggenheim to Ohio.
     On July 8, 2005 the Company extended to Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2007. The Company also receives a fee of 0.25% on the unused portion of the note. As of October 31, 2005, the total amount outstanding on the note was $3.25 million. On December 27, 2005, the Company exchanged $286,200 of the Timberland junior revolving line of credit for 28.62 shares of common stock at a price of $10,000 per share. As of January 31, 2006, the Company owned 478.62 common shares and the funded debt under the junior revolving line of credit has been reduced from $3.25 million to approximately $3.0 million. On September 12, 2006, the Company converted $409,091 of the Timberland junior revolving line of credit into 40.91 shares of common stock at a price of $10,000 per share. Effective September 22, 2006, the Company converted $225,000 of the Timberland junior revolving line of credit into 22.50 shares of common stock at a price of $10,000 per share. As of October 31, 2006 the Company owned 542.03 common shares and the funded debt under the junior revolving line of credit was $2.8 million. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. Net repayments during the nine month period ended July 31, 2007 were $300,000 resulting in a balance at such date of $2.5 million.
     On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment expires after one year, but may be renewed with the consent of both parties. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2006, the outstanding balance of the loan commitment was $2.0 million. Net borrowing during the nine month period ended July 31, 2007 were $705,000 resulting in a balance of $2.7 million at such date.
     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. There was no amount outstanding on the revolving loan facility as of July 31, 2007.
     On October 10, 2006, the Company agreed to guarantee a 375,000 Euro inventory financing facility for BENI, equivalent to approximately $514,000 at July 31, 2007.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. At October 31, 2006 the outstanding balance of the revolving credit facility provided to Octagon was $3.3 million. Net borrowings during the nine month period ended July 31, 2007 were $2.8 million resulting in a balance outstanding of $6.1 million at such date.
     On October 30, 2006, the Company provided a $260,000 revolving line of credit to Velocitius on which Velocitius immediately borrowed $143,614. The revolving line of credit expires on October 31, 2009. The line bears annual interest at 8%. At October 31, 2006, the balance of the revolving line of credit was approximately $144,000. Net repayments during the nine month period ended July 31, 2007 were approximately $10,000. At July 31, 2007, there was approximately $134,000 outstanding.
     On January 9, 2007, the Company extended to Turf a $1.0 million secured junior revolving note. Turf immediately borrowed $1.0 million on the note. The note bears annual interest at 12.5% and expires on May 1, 2008. The Company also receives a fee of 0.25% of the unused portion of the note. On May 1, 2007, Turf repaid the secured junior revolving note in full including accrued interest. There was no amount outstanding on the revolving note as of July 31, 2007.
     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. Net borrowings during the nine month period ended July 31, 2007 were $3.4 million resulting in a balance outstanding of $3.4 million at such date.
     On May 1, 2007, the Company provided a $650,000 revolving line of credit to Velocitius. Velocitius immediately borrowed $547,392. The revolving line of credit expires on April 30, 2010. The line bears annual interest at 8%. At July 31, 2007, there was $547,392 outstanding under the line.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $1.9 million at July 31, 2007.
     On July 26, 2007, the Company provided a $10.0 million revolving credit facility and a $2.0 million junior revolver to U.S. Gas. The credit facility bears annual interest at LIBOR plus 6% and the revolver bears annual interest at 14%. The Company receives a fee of 0.50% on the unused portion of the credit facility and the revolver. The revolving credit facility and junior revolver expire on July 26, 2010. There was no amount outstanding on the credit facility or junior revolver as of July 31, 2007.

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
     Commitments of the Company:
     On February 16, 2005, the Company entered into a sublease (the “Sublease”) for a larger space in the building in which the Company’s current executive offices are located, which expired on February 28, 2007. Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers (the “Advisory Agreement”), TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue.
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a new four-year, $100 million credit facility (the “Credit Facility”) with Guggenheim as administrative agent for the lenders. At October 31, 2006, there was $50.0 million in term debt and $50.0 million on the revolving credit facility outstanding. During the nine months ended July 31, 2007, the Company’s net repayments on the Credit Facility were $50.0 million. As of July 31, 2007, there was $50.0 million in term debt and no amount outstanding on the revolving credit facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. The Credit Facility will expire on April 27, 2010, at which time all outstanding amounts under the Credit Facility will be due and payable. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.
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

8. Management
     On November 6, 2003, Michael Tokarz assumed his positions as Chairman, Portfolio Manager and Director of the Company. From November 6, 2003 to October 31, 2006, the Company was internally managed. The Company entered into the Advisory Agreement, effective November 1, 2006, which provides for the Company to be managed externally by TTG Advisers, which is controlled by Mr. Tokarz.
     On April 4, 2007, in accordance with the recommendation of the Nominating/Corporate Governance/Strategy Committee of the Company’s board of directors, Mr. Warren E. Holtsberg was appointed to serve on the Company’s board of directors. On June 28, 2007, all of the Company’s directors were re-elected to serve on the Board until the next annual meeting of stockholders.
     Under the terms of the Advisory Agreement, TTG Advisers determines, consistent with the Company’s investment strategy, the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes. TTG Advisers also identifies, and negotiates the structure of the Company’s investments (including performing due diligence on prospective portfolio companies), closes and monitors the Company’s investments, determines the securities and other assets purchased, retains or sells and oversees the administration, recordkeeping and compliance functions of the Company and/or third parties performing such functions for the Company. TTG Advisers’ services under the Advisory Agreement are not exclusive, and it may furnish similar services to other entities. Pursuant to the Advisory Agreement, the Company is required to pay TTG Advisers a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at 2.0% per annum of the Company’s total assets excluding cash and the value of any investment by the Company not made in portfolio companies (“Non-Eligible Assets”) but including assets purchased with borrowed funds that are not Non-Eligible Assets. The incentive fee consists of two parts: (i) one part is based on our pre-incentive fee net operating income; and (ii) the other part is based on the capital gains realized on our portfolio of securities acquired after November 1, 2003. The Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in a given fiscal year. Please see Note 9 “Incentive Compensation” for more information.
9. Incentive Compensation
     Effective November 1, 2006, Mr. Tokarz’s employment agreement with the Company terminated and the obligations under Mr. Tokarz’s agreement were superseded by those under the Advisory Agreement entered into with TTG Advisers. Pursuant to the Advisory Agreement, the Company pays an incentive fee to TTG Advisers which is generally: (i) 20% of pre-incentive fee net operating income and (ii) 20% of net realized capital gains (on our portfolio securities acquired after November 1, 2003). TTG Advisers is entitled to an incentive fee with respect to our pre-incentive fee net operating income in each fiscal quarter as follows: no incentive fee in any fiscal quarter in which our pre-incentive fee net operating income does not exceed the hurdle rate of 1.75% of net assets, 100% of our pre-incentive fee net operating income with respect to that portion of such pre-incentive fee net operating income, if any, that exceeds the hurdle rate but is less than 2.1875% of net assets in any fiscal quarter and 20% of the amount of our pre-incentive fee net operating income, if any, that exceeds 2.1875% of net assets in any fiscal quarter. Under the Advisory Agreement, the accrual of the provision for incentive compensation for net realized capital gains is consistent with the accrual that was required under the employment agreement with Mr. Tokarz.
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
     At October 31, 2006, the provision for estimated incentive compensation was $7,172,352. During the nine month period ended July 31, 2007, this provision was increased by a net amount of $9,931,942 to $17,104,294. The increase in the provision for incentive compensation during the nine month period ended July 31, 2007 was primarily a result of the sale of Baltic Motors and BM Auto for a combined realized gain of $65.5 million, which was a $52.3 million increase from the carrying value at October 31, 2006. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Dakota, Octagon, SGDA, PreVisor and Vitality) by a total of $5.8 million and decrease the fair value of Ohio by $9.0 million. During the year ended October 31, 2006, Mr. Tokarz was paid no cash or other compensation. However, on October 2, 2006, the Company realized a gain of $551,092 from the sale of a portion of the Company’s LLC membership interest in Octagon. This transaction triggered an incentive compensation payment obligation of $110,218 to Mr. Tokarz, which was paid on January 12, 2007. After the increase in the provision due to the sale of Baltic Motors and BM Auto and the decrease in the provision due to the overall impact of the Valuation Committee’s determinations and payment made to Mr. Tokarz, the balance of the incentive compensation prevision, at July 31, 2007, was $17,104,294. Pursuant to the Advisory Agreement, only after a realization event (as is defined under such agreement) and an audit of the financials for the relevant fiscal year is completed, may the incentive compensation be paid to TTG Advisers. In this regard, even though the Company has experienced a realization event as to Baltic Motors and BM Auto, the Company’s incentive compensation payment obligation will only be triggered to the extent the Company has net realized capital gains for the fiscal year (in excess of any unrealized capital depreciation). During the nine month period ended July 31, 2007, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.
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
     For the Quarter Ended July 31, 2007
     On July 13, 2007, the Company’s board of directors declared a dividend of $.12 per share. The dividend was payable on July 31, 2007 to shareholders of record on July 24, 2007. The ex-dividend date was July 20, 2007. The total distribution amounted to $2,911,507, including distributions reinvested. In accordance with the Company’s dividend reinvestment plan, Computershare Ltd., the Plan Agent, re-issued 2,769 shares of common stock from the Company’s treasury to shareholders participating in the Plan.
12. Segment Data
     The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc., and the financial advisory operations of its wholly-owned subsidiary, MVC Financial Services, Inc.
     The following table presents book basis segment data for the nine month period ended July 31, 2007:

	MVC	MVCFS	Consolidated
Interest and dividend income	$15,944,392	$37,370	$15,981,762
Fee income	61,673	2,216,592	2,278,265
Other income	252,237	—	252,237
Total operating income	16,258,302	2,253,962	18,512,264

Total operating expenses	17,291,573	3,420,756	20,712,329

Net operating loss before taxes	(1,033,271)	(1,166,794)	(2,200,065)
Tax benefit	—	(452,394)	(452,394)
Net operating loss	(1,033,271)	(714,400)	(1,747,671)
Net realized gain on investments	65,849,587	—	65,849,587
Net change in unrealized depreciation on investments	(6,914,139)	—	(6,914,139)
Net increase (decrease) in net assets resulting from operations	$57,902,177	$(714,400)	$57,187,777

     In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc. With the externalization of the Company’s management on November 1, 2006, separate invoices are now sent to MVC Capital and MVCFS for the quarterly base management fee due to TTG Advisers.
13. Subsequent Events
     On August 1, 2007, Phoenix repaid its second lien loan in full including all accrued interest and fees. Total amount received from the repayment was approximately $8.4 million.
     On August 3, 2007 and August 30, 2007, Octagon made payments of $500,000 towards its revolving credit facility.
     On August 10, 2007, Forrest Mertens, a representative of the Company, resigned from the board of Phoenix. The Company still has board observance rights.
     On August 15, 2007, Velocitius borrowed approximately $57,000 on revolving line of credit I and $65,000 from revolving line of credit II.
     On August 20, 2007, the Company contributed an additional $47,276 in MVC Partners in the form of a limited liability company interest.
     On August 27, 2007, Timberland borrowed $500,000 under their revolving credit facility.

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

Selected Consolidated Financial Data

	Nine Month	Nine Month
	Period Ended	Period Ended	Year Ended
	July 31,	July 31,	October 31,
	2007	2006	2006
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$15,982	$9,282	$13,909
Fee income	2,278	2,666	3,828
Other income	252	456	771

Total operating income	18,512	12,404	18,508

Expenses:
Employee compensation and benefits	—	2,242	3,499
Incentive compensation (Note 9)	10,042	4,717	6,055
Administrative	1,929	2,560	3,420
Interest, fees and other borrowing costs	3,636	684	1,594
Management fee	5,105	—	—

Total operating expenses	20,712	10,203	14,568

Net operating income (loss) before taxes	(2,200)	2,201	3,940

Tax expense (benefit), net	(452)	143	159

Net operating income (loss)	(1,748)	2,058	3,781

Net realized and unrealized gains (losses):
Net realized gains	65,850	3,016	5,221
Net change in unrealized appreciation (depreciation)	(6,914)	26,396	38,334

Net realized and unrealized gains on investments	58,936	29,412	43,555

Net increase in net assets resulting from operations	$57,188	$31,470	$47,336

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$2.57	$1.65	$2.48
Dividends per share	$0.42	$0.36	$0.48
Balance Sheet Data:
Portfolio at value	$316,867	$212,203	$275,892
Portfolio at cost	334,740	235,101	286,851
Total assets	436,549	306,050	347,082
Shareholders’ equity	363,453	223,396	236,993
Shareholders’ equity per share (net asset value)	$14.98	$11.70	$12.41
Common shares outstanding at period end	24,262	19,092	19,094
Other Data:
Number of Investments funded in period	22	18	24
Investments funded ($) in period	$100,700	$101,400	$166,300

	2007			2006				2005
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	7,030	6,073	5,409	6,104	4,607	3,915	3,882	3,361	4,404	2,439	1,995

Incentive compensation	1,618	4,898	3,526	1,338	1,161	2,005	1,551	320	402	395	—
Interest, fees and other borrowing costs	1,252	1,256	1,128	910	636	39	9	11	8	—	12
Management fee	1,616	1,854	1,635	—	—	—	—	—	—	—	—
Other expenses	608	652	669	2,117	1,676	1,739	1,387	1,450	1,440	1,331	1,136
Tax Expense (Benefit)	(78)	(394)	20	16	62	(24)	105	(32)	74	(108)	(35)
Net operating income (loss) before net realized and unrealized gains	2,014	(2,193)	(1,569)	1,723	1,072	156	830	1,612	2,480	821	882
Net increase (decrease) in net assets resulting from operations	13,788	24,323	19,077	15,866	8,046	11,117	12,307	8,933	10,310	4,360	2,665
Net increase (decrease) in net assets resulting from operations per share	0.57	1.00	1.00	0.83	0.42	0.58	0.65	0.46	0.58	0.23	0.18
Net asset value per share	14.98	14.53	13.23	12.41	11.70	11.40	10.94	10.41	10.06	9.64	9.41
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
     The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2006, the Company made sixteen new investments and eight additional investments in existing portfolio companies, committing capital totaling approximately $166.3 million pursuant to our current investment objective. During the nine month period ended July 31, 2007, the Company made eight new investments and fourteen additional investments in existing portfolio companies, committing capital totaling approximately $100.7 million.
     Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of July 31, 2007, 3.80% of the current value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.
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
     We may also seek to achieve our investment objective by establishing or investing in a subsidiary or subsidiaries that serve as a general partner or managing member to a private investment vehicle(s). Additionally, we may also acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds should such opportunities arise.

OPERATING INCOME
     For the Nine Month Periods Ended July 31, 2007 and 2006. Total operating income was $18.5 million for the nine month period ended July 31, 2007 and $12.4 million for the nine month period ended July 31, 2006, an increase of $6.1 million.
For the Nine Month Period Ended July 31, 2007
     Total operating income was $18.5 million for the nine month period ended July 31, 2007. The increase in operating income over the same period last year was primarily due to the increase in the number of investments that provide the Company with current income. The main components of investment income were the interest and dividend income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $15.5 million in interest and dividend income from investments in portfolio companies. Of the $15.5 million recorded in interest/dividend income, approximately $2.4 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 0% to 27%. Also, the Company earned approximately $508,000 in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $2.3 million and $252,000, respectively.
For the Nine Month Period Ended July 31, 2006
     Total operating income was $12.4 million for the nine month period ended July 31, 2006. The increase in operating income over the same nine month period last year was primarily due to the increase in the number of investments that provide the Company with current income. For the nine month periods ended July 31, 2006 and 2005, the Company made 18 and 9 investments in portfolio companies, respectively. The main components of investment income were the interest and dividend income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $7.3 million in interest and dividend income from investments in portfolio companies. Of the $7.3 million recorded in interest/dividend income, approximately $1.4 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. During the nine month period ended July 31, 2006, the Company reclassified dividend income received from Vitality totaling approximately $900,000 to return of capital. The reclassification occurred due to the determination that Vitality will not have taxable earnings and profits for their fiscal year 2006. This reclassification to return of capital had no impact on the Company’s net asset value. The Company’s investments yielded rates from 7% to 17%. Also, the Company earned approximately $2.0 million in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $2.7 million and $456,000, respectively. Included in other income is flow through income from limited liability companies and cash received from the Mentor Graphics multi-year earnout. Please see the Company’s 2005 Annual Report on Form 10-K for more information regarding the Mentor Graphics earnout.
OPERATING EXPENSES
     For the Nine Month Periods Ended July 31, 2007 and 2006. Operating expenses were $20.7 million for the nine month period ended July 31, 2007 and $10.2 million for the nine month period ended July 31, 2006, an increase of $10.5 million.

For the Nine Month Period Ended July 31, 2007
     Operating expenses were $20.7 million or 9.05% of the Company’s average net assets, when annualized, for the nine month period ended July 31, 2007. Significant components of operating expenses for the nine month period ended July 31, 2007, included the estimated provision for incentive compensation expense of approximately $10.0 million, management fee of $5.1 million, and interest expense and other borrowing costs of $3.6 million. The estimated provision for incentive compensation expense is a non-cash, not yet payable, provisional expense relating to TTG Advisers’ Advisory Agreement with the Company.
     The $10.5 million increase in the Company’s operating expenses in the nine month period ended July 31, 2007 compared to the nine month period ended July 31, 2006, was primarily due to the $5.3 million increase in the provision for estimated incentive compensation, the $2.9 million increase in the Company’s interest expense and other borrowings, and the $2.3 million increase in the management fee expense compared to the facilities and employee compensation and benefits expense incurred when the Company was internally managed. It should be noted, in this regard, that the Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in a given fiscal year. In fiscal year 2006, when the Company was still internally managed and not subject to the expense cap, the expense ratio was 3.22% (taking into account the same carve outs as those applicable to the expense cap). For the nine month period ended July 31, 2007, the expense ratio was 3.07% (taking into account the same carve outs as those applicable to the expense cap).
     Pursuant to the terms of the Advisory Agreement, during the nine month period ended July 31, 2007, the provision for incentive compensation was increased by a net amount of $9,931,942 to $17,104,294. The increase in the provision for incentive compensation during the nine month period ended July 31, 2007 primarily resulted from the sale of Baltic Motors and BM Auto for a combined realized gain of $65.5 million, which was a $52.3 million increase from the carrying value at October 31, 2006. The Valuation Committee also determined to increase the fair values of five of the Company’s portfolio investments (Dakota, Octagon, SGDA, PreVisor and Vitality) by a total of $5.8 million and decrease the fair value of Ohio by $9.0 million. During the year ended October 31, 2006, Mr. Tokarz was paid no cash or other compensation. However, on October 2, 2006, the Company realized a gain of $551,092 from the sale of a portion of the Company’s LLC membership interest in Octagon. This transaction triggered an incentive compensation payment obligation of $110,218 to Mr. Tokarz, which was paid on January 12, 2007. After the increase in the provision due to the sale of Baltic Motors and BM Auto and the decrease in the provision due to the Valuation Committee’s determinations and payment made to Mr. Tokarz, the reserve balance at July 31, 2007 was $17,104,294. This reserve balance of $17,104,294 will remain unpaid until net capital gains are realized, if ever, by the Company. Pursuant to the Advisory Agreement, incentive compensation payments will be made only upon the occurrence of a realization event (such as the sale of shares of Baltic Motors and BM Auto). Without this reserve for incentive compensation, operating expenses would have been approximately $10.7 million or 4.47% of average net assets when annualized as compared to 8.86%, which is reported on the Consolidated Per Share Data and Ratios, for the nine month period ended July 31, 2007. During the nine month period ended July 31, 2007, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 9 “Incentive Compensation” for more information.
For the Nine Month Period Ended July 31, 2006
     Operating expenses were $10.2 million or 6.48% of the Company’s average net assets, when annualized, for the nine month period ended July 31, 2006. Significant components of operating expenses for the nine month period ended July 31, 2006, included estimated provision for incentive compensation expense of approximately $4.7 million, salaries and benefits of approximately $2.2 million, insurance premium expenses of $354,211, interest expense and other borrowing costs of $683,590, legal fees of $438,669 and facilities-related expenses of

$486,302. Estimated provision for incentive compensation expense is a non-cash, not yet payable, provisional expense relating to Mr. Tokarz’s agreement with the Company.
     The $5.5 million increase in the Company’s operating expenses in the nine month period ended July 31, 2006 compared to the nine month period ended July 31, 2005, was primarily due to the $3.9 million increase in the provision for estimated incentive compensation. An increase in the number of employees needed to service the larger portfolio resulted in an increase of $622,767 in salaries and benefits. Also, the Company’s rent and other facility related expenses increased approximately $175,540 primarily due to the Company’s procurement of larger office space to accommodate the Company’s increased number of employees. See Note 6 “Commitments and Contingencies” for more information.
     The increase of approximately $662,175 in the Company’s interest expense and other borrowing costs in the nine month period ended July 31, 2006, was due to additional borrowings under the Credit Facility.
     Pursuant to the terms of the Company’s agreement with Mr. Tokarz, during the nine month period ended July 31, 2006, the provision for estimated incentive compensation was increased by $4,717,061. The increase in the provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of five of the Company’s portfolio investments: Baltic Motors, Dakota, Ohio, Octagon, and Vitality which are subject to the Company’s agreement with Mr. Tokarz, by a total of $22,546,929. This reserve balance of $5,834,389 will remain unpaid until net capital gains are realized, if ever, by the Company. Pursuant to Mr. Tokarz’s agreement with the Company, only after a realization event, may the incentive compensation be paid to him. Mr. Tokarz has determined to allocate a portion of his incentive compensation to certain employees of the Company. During the year ended October 31, 2005 and the nine month period ended July 31, 2006, Mr. Tokarz was paid no cash or other compensation. Without this reserve for incentive compensation, operating expenses would have been approximately $5.49 million or 3.57% of average net assets when annualized as compared to 6.48% which is reported on the Consolidated Per Share Data and Ratios, for the nine month period ended July 31, 2006. Please see Note 8 “Incentive Compensation” for more information.
     In February 2006, the Company renewed its Directors & Officers/Professional Liability Insurance policies at an expense of approximately $459,000 which is amortized over the twelve month life of the policy. The prior policy premium was $517,000.
REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES
     For the Nine Month Periods Ended July 31, 2007 and 2006. Net realized gains for the nine month period ended July 31, 2007 were $65.8 million and $3.0 million for the nine month period ended July 31, 2006, an increase of approximately $62.8 million.
For the Nine Month Period Ended July, 2007
     Net realized gains for the nine month period ended July 31, 2007 were $65.8 million. The significant component of the Company’s net realized gains for the nine month period ended July 31, 2007 was primarily due to the gain on the sale of Baltic and BM Auto. On July 24, 2007, the Company sold the common stock of Baltic Motors and BM Auto. The amount received from the sale of the 60,684 common shares of Baltic Motors was approximately $62.0 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. Baltic Motors repaid all debt from the Company in full including all accrued interest. Total amount received from the repayment of the debt was approximately $10.2 million including all accrued interest. The remaining $51.8 million less the $8.0 million cost basis of Baltic resulted in $43.8 million recorded as realized gain. The difference between the $51.8 million received from the Baltic equity and the carrying value at October 31, 2006 is $30.6 million and the amount of the increase in net assets attributable to fiscal year 2007. The portion of the capital gain related to the equity investment made on June 24, 2004 ($40.9 million), will be treated as long-term capital gain and the portion related to the equity investment made on September 28, 2006 ($2.9 million) will be treated as a short-term capital gain. The amount received from the sale of the 47,300 common shares of BM Auto was approximately $29.7 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. The $29.7 million less the $8.0 million cost basis of BM Auto resulted in $21.7 million recorded as a long term capital gain. The difference between the $29.7 million received from the BM Auto equity and the carrying value at October 31, 2006 is $21.7 million and the amount of the increase in net assets attributable to fiscal 2007.
     As mentioned above, a reserve account of approximately $3.0 million was created for post closing conditions that are required of the seller as a part of the purchase agreement. The cash held in the reserve account is held in Euros. At July 31, 2007, the balance of the reserve account was approximately $2.9 million. Expenses such as finishing a road to a dealership and Latvian tax withholding payments, among other things have been estimated by management and will be paid from this account. This reserve account is owned and controlled by the Company. The Company has recorded the cash in the reserve account to its books denominated as foreign currency. It has also recorded a liability for the same amount so there is no impact to net asset value until all post closing conditions are met. The remaining cash, if any, will be converted to USD and recorded as a long term capital gain. We do not anticipate any overages; however, if they occur it would reduce the capital gain that has already been recorded. Any difference recorded due to changes in exchange rates since the Euros were received will be recorded as currency gain (loss). During the interim, at each month end, the Euros will be valued based on that day’s exchange rate and the liability will be adjusted to match the USD equivalent. Management believes all post closing conditions will be met before October 31, 2007.
     On June 14, 2007, the Company received approximately $451,000 as a final disbursement from the sale of Process Claims. This amount was deposited into a reserve account at the time of sale. Due to the contingencies associated with the escrow, the Company placed no value on the proceeds deposited in escrow.
     The Company also realized a loss from the prepayment from Levlad on the second lien loan, which was purchased at a premium and thus resulted in a realized loss of approximately $121,000.
For the Nine Month Period Ended July 31, 2006
     Net realized gains for the nine month period ended July 31, 2006 were $3.0 million. The significant component of the Company’s net realized gain for the nine month period ended July 31, 2006 was primarily due to the gain on the sale of Process Claims.
     During the nine month period ended July 31, 2006, the Company sold its investment in ProcessClaims and realized a gain of approximately $5.5 million. The Company was entitled to receive approximately $8.3 million in gross proceeds, of which approximately $400,000 or 5% of the proceeds was deposited into a reserve account for one year. Due to the contingencies associated with the escrow, the Company had not presently placed any value on the proceeds deposited in escrow and has therefore not factored such proceeds into the Company’s increased NAV.
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
     The Company also received a payout related to a former portfolio company, Annuncio, of approximately $70,000.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES
     For the Nine Month Periods Ended July 31, 2007 and 2006. The Company had a net change in unrealized depreciation on portfolio investments of $6.9 million for the nine month period ended July 31, 2007. The Company had a net change in unrealized appreciation on portfolio investments of $26.4 million for the nine month period ended July 31, 2006.
For the Nine Month Period Ended July 31, 2007
     The Company had a net change in unrealized depreciation on portfolio investments of $6.9 million for the nine month period ended July 31, 2007. The net change in unrealized depreciation on investment transactions for the nine month period ended July 31, 2007, primarily resulted from the sale of Baltic Motors and BM Auto for a combined realized gain of $65.5 million, which was a $52.3 million increase from the carrying value at October 31, 2006. The Valuation Committee’s decision to increase the fair values of the Company’s investments in Dakota common stock by $1.9 million, Octagon’s membership interest by approximately $1.6 million, SGDA’s preferred equity by $350,000 and common equity by approximately $276,000, PreVisor common stock by $1.7 million, Vendio preferred stock by $6.1 million and common stock by $15,000, Foliofn preferred stock by $2.1 million, and Vitality preferred stock by approximately $1.1 million and a decrease in the fair value of Ohio common stock by $9.0 million, resulted in a net unrealized appreciation of $6.1 million. The net increase of $6.1 million in the fair values of the Company’s investments determined by the Valuation Committee and the sale of Baltic Motors and BM Auto, with a $52.3 million increase from the carrying value at October 31, 2006, was offset by the unrealized depreciation reclassification from unrealized to realized caused by the sale of Baltic Motors and BM Auto of $65.5 million. These were the primary components for the unrealized depreciation of $6.9 million for the nine month period ended July 31, 2007.
For the Nine Month Period Ended July 31, 2006
     The Company had a net change in unrealized appreciation on portfolio investments of $26.4 million for the nine month period ended July 31, 2006. The change in unrealized appreciation on investment transactions for the nine month period ended July 31, 2006 primarily resulted from the Valuation Committee’s decision to increase the fair value of the Company’s investments in Baltic common stock by $7.8 million, Dakota common stock by approximately $1.1 million, Octagon’s membership interest by approximately $562,000, Ohio common stock by $9.2 million, ProcessClaims preferred stock by $4.8 million and Vitality common stock and warrants by $3.5 million and $400,000, respectively. Other key components of the net change in unrealized appreciation was the $2.5 million depreciation reclassification from unrealized to realized caused by the removal of Yaga and Lumeta and the $4.8 million appreciation reclassification from the sale of ProcessClaims from the Company’s books.
PORTFOLIO INVESTMENTS
     For the Nine Month Period Ended July 31, 2007 and the Year Ended October 31, 2006. The cost of the portfolio investments held by the Company at July 31, 2007 and at October 31, 2006 was $334.7 million and $286.9 million, respectively, an increase of $47.8 million. The aggregate fair value of portfolio investments at July 31, 2007 and at October 31, 2006 was $316.9 million and $275.9 million, respectively, an increase of $41.0 million. The cost and aggregate fair value of cash and cash equivalents held by the Company at July 31, 2007 and at October 31, 2006 was $112.8 million and $66.2, respectively, an increase of approximately $46.6 million.
For the Nine Month Period Ended July 31, 2007
     During the nine month period ended July 31, 2007, the Company made eight new investments, committing capital totaling approximately $53.3 million. The investments were made in WBS ($3.2 million), Huamei ($200,000), Levlad ($10.1 million), Total Safety ($4.5 million), MVC Partners ($71,000), Genevac ($14.0 million), Tekers ($2.3 million), and U.S. Gas ($18.9 million).

     The Company also made fourteen follow-on investments in existing portfolio companies committing capital totaling approximately $47.4 million. On November 7, 2006, the Company invested $100,000 in SGDA by purchasing an additional common equity interest. On December 22, 2006, the Company purchased an additional 56,472 shares of common stock in Vitality at a cost of approximately $565,000. On January 9, 2007, the Company extended to Turf a $1.0 million junior revolving note. Turf immediately borrowed $1.0 million from the note. On January 11, 2007, the Company provided Harmony Pharmacy a $4.0 million revolving credit facility. Harmony Pharmacy immediately borrowed $1.75 million from the credit facility. On February 16, 2007, the Company invested $1.8 million in HuaMei purchasing 450 shares of common stock. At the same time, the previously issued $200,000 convertible promissory note was exchanged for 50 shares of HuaMei common stock at the same price. On February 19, 2007, the Company invested an additional $8.4 million in Velocitius. On February 21, 2007 and May 4, 2007, the Company provided BP a $5.0 million and a $2.5 million second lien loan, respectively. On March 26, 2007, the Company extended a $1.0 million bridge loan to BENI. On March 30, 2007, the Company invested an additional $5.0 million in SP in the form of a subordinated term loan B. On May 1, 2007, the Company extended to Velocitius a $650,000 revolving line of credit. Velocitius immediately borrowed approximately $547,000. On May 8, 2007, the Company provided Baltic Motors a $5.5 million bridge loan. On May 9, 2007, the Company purchased 1.0 million shares of Dakota preferred stock at a cost of $10.0 million. At that time, 65,000 shares of Dakota common stock were converted to 65,000 shares of convertible preferred stock. On July 30, 2007, the Company provided Ohio a $2.0 million convertible unsecured promissory note.
     At the beginning of the 2007 fiscal year, the junior revolving note provided to Timberland had a balance outstanding of approximately $2.8 million. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. Net repayments during for the nine month period ended July 31, 2007 were $300,000 resulting in a balance as of July 31, 2007 of $2.5 million.
     At October 31, 2006, the balance of the revolving credit facility provided to Octagon was $3.3 million. Net borrowings during the nine month period ended July 31, 2007 were $2.8 million resulting in a balance outstanding of approximately $6.1 million.
     At October 31, 2006, the balance of the revolving line of credit provided to Velocitius was approximately $144,000. Net repayments during the nine month period ended July 31, 2007 were approximately $10,000. As of July 31, 2007, the balance of the revolving line of credit was approximately $134,000.
     On December 1, 2006, the Company received a principal payment of approximately $100,000 from Vestal on its senior subordinated debt. As of July 31, 2007, the balance of the loan was $700,000.
     On December, 8, 2006, Total Safety repaid term loan A and term loan B in full including all accrued interest and prepayment fees. The total amount received for term loan A was $5,043,775 and for term loan B was $1,009,628.
     On December 29, 2006, March 30, 2007, and June 29, 2007, the Company received quarterly principal payments from BP on term loan A of $90,000 on each payment date.
     On January 1, 2007, April 2, 2007, and July 2, 2007, the Company received principal payments of $37,500 on the term loan provided to Innovative Brands.
     On January 2, 2007 and March 1, 2007, the Company received principal payments of approximately $96,000 and $1.0 million, respectively, on term loan A from Henry.

     On January 5, 2007, Baltic Motors repaid the bridge loan in full including all accrued interest. The total amount received from the repayment was $1,033,000.
     On January 19, 2007, Storage Canada borrowed an additional $705,000 under their credit facility. The borrowing bears annual interest of 8.75% and has a maturity date of January 19, 2014.
     On February 16, 2007, the Company exchanged the $200,000 convertible promissory note due from HuaMei for 50 shares of its common stock.
     On March 8, 2007, Levlad repaid their loan in full including all accrued interest and a prepayment fee. The total amount received from the prepayment was approximately $10.4 million.
     On March 30, 2007 and June 29, 2007, Total Safety made principal payments of $2,500 on its 1st lien loan.
     On April 12, 2007 and April 18, 2007, BENI made principal payments of $200,000 and $500,000, respectively, on its bridge loan.
     On April 16, 2007, the assets and liabilities of Safestone Technologies PLC were transferred to two new companies, Lockorder and Safestone Limited. The Company received 21,064 shares of Safestone Limited and 21,064 shares of Lockorder as a result of this corporate action. There was no change in the cost basis or fair value due to this transaction.
     On May 1, 2007, Turf repaid its secured junior revolving note in full, including accrued interest. The total amount received from the prepayment was approximately $1.0 million. There were no borrowings outstanding on the revolving note as of July 31, 2007.
     On May 1, 2007, June 1, 2007, and July 1, 2007, the Company received $111,111 on each payment date as principal payments from SP on Term Loan B.
     On June 1, 2007 and July 5, 2007, Harmony borrowed $600,000 and $1.0 million, respectively, from the credit facility. Net borrowings during the nine month period ended July 31, 2007 were $3.4 million, resulting in a balance outstanding of approximately $3.4 million.
     On June 19, 2007, the Company increased the bridge loan to BENI to $2.0 million. The remaining available amount of $1.7 million was immediately drawn.
     On July 24, 2007, the Company sold the common stock of Baltic Motors and SIA BM Auto (“BM Auto”). The amount received from the sale of the 60,684 common shares of Baltic Motors was approximately $62.0 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. Baltic Motors repaid all debt from the Company in full including all accrued interest. Total amount received from the repayment of the debt was approximately $10.2 million including all accrued interest. The remaining $51.8 million less the $8.0 million cost basis of Baltic resulted in $43.8 million recorded as realized gain. The difference between the $51.8 million received from the Baltic equity and the carrying value at October 31, 2006 is $30.6 million and the amount of the increase in net assets attributable to fiscal year 2007. The portion of the capital gain related to the equity investment made on June 24, 2004 ($40.9 million), will be treated as long-term capital gain and the portion related to the equity investment made on September 28, 2006 ($2.9 million) will be treated as a short-term capital gain. The amount received from the sale of the 47,300 common shares of BM Auto was approximately $29.7 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. The $29.7 million less the $8.0 million cost basis of BM Auto resulted in $21.7 million recorded as a long term capital gain. The difference between the $29.7 million received from the BM Auto equity and the carrying value at October 31, 2006 is $21.7 million and the amount of the increase in net assets attributable to fiscal 2007.
     As mentioned above, a reserve account of approximately $3.0 million was created for post closing conditions that are required of the seller as a part of the purchase agreement. The cash held in the reserve account is held in Euros. At July 31, 2007, the balance of the reserve account was approximately $2.9 million. Expenses such as finishing a road to a dealership and Latvian tax withholding payments, among other things have been estimated by management and will be paid from this account. This reserve account is owned and controlled by the Company. The Company has recorded the cash in the reserve account to its books denominated as foreign currency. It has also recorded a liability for the same amount so there is no impact to net asset value until all post closing conditions are met. The remaining cash, if any, will be converted to USD and recorded as long term capital gain. We do not anticipate any overages; however, if they occur it would reduce the capital gain that has already been recorded. Any difference recorded due to changes in exchange rates since the Euros were received will be recorded as currency gain (loss). During the interim, at each month end, the Euros will be valued based on that day’s exchange rate and the liability will be adjusted to match the USD equivalent. Management believes all post closing conditions will be met before October 31, 2007.
     On July 27, 2007, U.S. Gas repaid its bridge loan in full including accrued interest. The total amount received was approximately $908,000.
     During the nine month period ended July 31, 2007, the Valuation Committee increased the fair value of the Company’s investments in Dakota common stock by approximately $1.9 million, Octagon’s membership interest by approximately $1.6 million, SGDA common equity interest by approximately $276,000 and preferred equity interest by $350,000, PreVisor common stock by $1.7 million, Foliofn preferred stock by $2.1 million, Vendio preferred stock by $6.1 million, and Vendio common stock by approximately $15,000. In addition, increases in the cost basis and fair value of the loans to Impact, JDC, SP, Timberland, Amersham, Marine, Phoenix, BP, Turf, Summit, and the Vitality and Marine preferred stock were due to the capitalization of payment in kind (PIK) interest/dividends totaling $2,418,638. Also, during the nine month period ended July 31, 2007, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of the Company’s investment by $140,084. The Valuation Committee also decreased the fair value of the Company’s investment in Ohio during the nine month period ended July 31, 2007 by $9.0 million.
     At July 31, 2007, the fair value of all portfolio investments was $316.9 million with a cost basis of $334.7 million. At July 31, 2007, the fair value and cost basis of the Legacy Investments was $16.6 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $300.3 million and $278.8 million, respectively. At October 31, 2006, the fair value of all portfolio investments was $275.9 million with a cost basis of $286.9 million. At October 31, 2006, the fair value and cost basis of Legacy Investments was $8.4 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $267.5 million and $231.0 million, respectively.
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

     The Company also made eight follow-on investments in existing portfolio companies committing capital totaling approximately $24.2 million. During the year ended October 31, 2006, the Company invested approximately $879,000 in Dakota by purchasing an additional 172,104 shares of common stock at an average price of $5.11 per share. On December 22, 2005, the Company made a follow-on investment in Baltic Motors in the form of a $1.8 million revolving bridge note. Baltic Motors immediately borrowed $1.5 million from the note. On January 12, 2006, Baltic Motors repaid the loan, in full including all unpaid interest. The note matured on January 31, 2006 and has been removed from the Company’s books. On January 12, 2006, the Company provided SGDA a $300,000 bridge loan. On March 28, 2006, the Company provided Baltic Motors a $2.0 million revolving bridge note. Baltic Motors immediately borrowed $2.0 million from the note. On April 5, 2006, Baltic Motors repaid the amount borrowed from the note including all unpaid interest. The note expired on April 30, 2006 and has been removed from the Company’s books. On April 6, 2006, the Company invested an additional $2.0 million in SGDA in the form of a preferred equity security. On April 25, 2006, the Company purchased an additional common equity security in SGDA for $23,000. On June 30, 2006, the Company provided Amersham a $2.5 million second lien loan. On August 4, 2006, the Company invested $750,000 in Harmony Pharmacy in the form of common stock. On September 28, 2006, the Company made another follow-on investment in Baltic Motors in the form of a $1.0 million bridge loan and a $2.0 million equity investment. On October 13, 2006, the Company made a $10.0 million follow-on investment in SP in the form of an additional $4.0 million in term loan B and $6.0 million in a mezzanine loan. On October 20, 2006, the Company then assigned at cost, $5.0 million of SP’s $8.0 million term loan B to Citigroup Global Markets Realty Corp. On October 24, 2006, the Company invested an additional $3.0 million in SGDA in the form of a preferred equity security. On October 26, 2006, the Company invested an additional $2.9 million in Velocitius in the form of common equity. The Company also provided Velocitius a $260,000 revolving line of credit on October 31, 2006. Velocitius immediately borrowed $143,614.
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
     On December 21, 2005, Integral Development Corporation (“Integral”) prepaid its senior credit facility in full. The Company received approximately $850,000 from the prepayment. This amount included all outstanding principal and accrued interest. The Company recorded no gain or loss as a result of the prepayment. Under the terms of the prepayment, the Company returned its warrants to Integral for no consideration.
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
     On May 30, 2006, ProcessClaims, one of the Company’s Legacy Investments, entered into a definitive agreement to be acquired by CCC Information Services Inc. (“CCC”). The acquisition by CCC closed on June 9, 2006. As of June 9, 2006, the Company received net proceeds of approximately $7.9 million. The gross proceeds were approximately $8.3 million of which approximately $400,000 or 5% of the gross proceeds were deposited into a reserve account for one year. Due to the contingencies associated with the escrow, the Company had not placed any value on the proceeds deposited in escrow and had not included such proceeds into the Company’s NAV. The Company’s total investment in ProcessClaims was $2.4 million, which resulted in a capital gain of approximately $5.5 million.
     On July 27, 2006, SOI repaid their loan in full. The amount of the proceeds received from the prepayment was approximately $4.5 million. This amount included all outstanding principal, accrued interest, and an early prepayment fee. The Company recorded no gain or loss as a result of the prepayment.
     On August 25, 2006, Harmony Pharmacy repaid their loan in full. The amount of the proceeds received from the prepayment was $207,444. This amount included all outstanding principal and accrued interest. The Company recorded no gain or loss as a result of the prepayment.
     On August 25, 2006, SGDA’s revolving credit facility was added to the term loan, increasing the balance of the term loan by $1.6 million. The revolving credit facility was eliminated from the Company’s books as a result of this refinancing.

     Effective September 12, 2006, the Company exchanged $409,091, of the $3.0 million outstanding, of the Timberland junior revolving line of credit into 40.91 shares of common stock at a price of $10,000 per share. Effective September 22, 2006, the Company exchanged $225,000, of the $2.6 million outstanding on the Timberland junior revolving line of credit into 22.5 shares of common stock at a price of $10,000 per share. On September 22, 2006, Timberland borrowed $500,000 from the junior revolving line of credit. As a result of these transactions, as of October 31, 2006, the Company owned 542.03 common shares of Timberland and the funded debt under the junior revolving line of credit was reduced from $3.0 million to approximately $2.8 million.
     On October 2, 2006, Octagon bought-back a total of 15% equity interest from non-service members. This resulted in a sale of a portion of the Company’s LLC member interest to Octagon for proceeds of $1,020,018. The Company realized a gain of $551,092 from this sale.
     On October 2, 2006, Octagon repaid their loan and revolving credit facility from the Company in full. The amount of the proceeds received from the prepayment of the loan was approximately $5.4 million. This amount included all outstanding principal, accrued interest, and a commitment fee on the revolving credit facility. The Company recorded a gain as a result of these prepayments of approximately $429,000 from the acceleration of amortization of original issue discount.
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
Portfolio Companies
     During the nine month period ended July 31, 2007, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.
     Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.
     At October 31, 2006 and July 31, 2007, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been assigned a fair value of $0.
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
     At July 31, 2007, the notes had a combined outstanding balance, cost, and fair value of $5.5 million.
Auto MOTOL BENI
     Auto MOTOL BENI (“BENI”), consists of two leased Ford sales and service dealerships located in the western side of Prague, in the Czech Republic.
     On October 10, 2006 the Company made an investment in BENI by purchasing 200 shares of common stock at a cost of $2.0 million. The Company also agreed to guarantee a 375,000 Euro inventory financing facility.
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
     On June 19, 2007, the Company increased the bridge loan to $2.0 million and funded the remaining $1.7 million.
     At July 31, 2007, the Company’s investment in BENI consisted of 200 shares of common stock with a cost of $2.0 million and was assigned a fair value of $2.0 million. The bridge loan had a balance of $2.0 million with a cost and fair value of $2.0 million. The guarantee was equivalent to approximately $514,000 at July 31, 2007, for BENI.
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
     On May 8, 2007, the Company provided Baltic Motors with a $5.5 million bridge loan with an annual interest rate of 12% and maturity date of August 6, 2007.
     On July 24, 2007, the Company sold the common stock of Baltic Motors. The amount received from the sale of the 60,684 common shares of Baltic Motors was approximately $62.0 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. Baltic Motors repaid all debt from the Company in full including all accrued interest. Total amount received from the repayment of the debt was approximately $10.2 million including all accrued interest. The remaining $51.8 million less the $8.0 million cost basis of Baltic resulted in $43.8 million recorded as realized gain. The difference between the $51.8 million received from the Baltic equity and the carrying value at October 31, 2006 is $30.6 million and the amount of the increase in net assets attributable to fiscal year 2007. The portion of the capital gain related to the equity investment made on June 24, 2004 ($40.9 million), will be treated as long-term capital gain and the portion related to the equity investment made on September 28, 2006 ($2.9 million) will be treated as a short-term capital gain. As mentioned above, a reserve account of approximately $3.0 million was created for post closing conditions that are required of the seller as a part of the purchase agreement. The cash held in the reserve account is held in Euros. At July 31, 2007, the balance of the reserve account from the sale of Baltic Motors and BM Auto was approximately $2.9 million. Expenses such as finishing a road to a dealership and Latvian tax withholding payments, among other things have been estimated by management and will be paid from this account. This reserve account is owned and controlled by the Company. The Company has recorded the cash in the reserve account to its books denominated as foreign currency. It has also recorded a liability for the same amount so there is no impact to net asset value until all post closing conditions are met. The remaining cash, if any, will be converted to USD and recorded as a long term capital gain. We do not anticipate any overages; however, if they occur it would reduce the capital gain that has already been recorded. Any difference recorded due to changes in exchange rates since the Euros were received will be recorded as currency gain (loss). During the interim, at each month end, the Euros will be valued based on that day’s exchange rate and the liability will be adjusted to match the USD equivalent. Management believes all post closing conditions will be met before October 31, 2007.
     At July 31, 2007, the Company no longer held an investment in Baltic Motors.
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
     On May 4, 2007, the Company provided BP an additional $2.5 million on the same second lien loan.
     On June 29, 2007, the Company received a quarterly principal payment for term loan A of $90,000.
     At July 31, 2007, the loans had a combined cost basis and fair value of $22.0 million and 22.3 million respectively. The increase in the outstanding balance, cost and fair value of the loans is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     On May 9, 2007, the Company purchased 1.0 million shares of Dakota convertible preferred stock at a cost of $10.0 million. At that time, the 65,000 shares of common stock were converted to 65,000 shares of convertible preferred stock.
     During the nine month period ended July 31, 2007, the Valuation Committee increased the fair value of the common stock by $1.9 million.
     At July 31, 2007, the Company’s investment in Dakota consisted of 1,016,195 shares of common stock with a cost of $5.5 million and an assigned fair value of $10.2 million and 1,065,000 shares of convertible preferred stock with a cost of $10.4 million and an assigned fair value of $10.7 million.
     Michael Tokarz, Chairman of the Company, serves as a director of Dakota.
DPHI, Inc. (formerly DataPlay, Inc.)
     DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.
     At October 31, 2006 and July 31, 2007, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been assigned a fair value of $0.
Endymion Systems, Inc.
     Endymion Systems, Inc. (“Endymion”), Oakland, California, a Legacy Investment, is a single source supplier for strategic, web-enabled, end-to-end business solutions designed to help its customers leverage Internet technologies to drive growth and increase productivity.
     At October 31, 2006 and July 31, 2007, the Company’s investment in Endymion consisted of 7,156,760 shares of Series A preferred stock with a cost of $7.0 million. The investment has been assigned a fair value of $0.
Foliofn, Inc.
     Foliofn, Inc. (“Foliofn”), Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.
     At October 31, 2006, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and fair value of $5.0 million.
     During the nine month period ended July 31, 2007, the Valuation Committee increased the fair value of the investment by $2.1 million.

     The fair value of the Company’s equity investment at July 31, 2007 was $7.1 million.
     Bruce Shewmaker, an officer of the Company, serves as a director of Foliofn.
Genevac U.S. Holdings, Inc.
     Genevac U.S. Holdings, Inc. (“Genevac”), Ipswich, United Kingdom, produces solvent evaporation systems for drug recovery, molecular biology, and life science research markets.
     On April 3, 2007, the Company invested $14.0 million in Genevac in the form of a $13.0 million senior secured loan, which bears annual interest at 12.5% and matures on January 3, 2008, and 140 shares of common stock with a cost of $1.0 million. The dividend rate on the common stock is 12% per annum.
     At July 31, 2007, the Company’s investment in Genevac consisted of 140 shares of common stock with a cost of $1.1 million and was assigned a fair value of $1.1 million. The increase in the cost and fair value of the common stock is due to the capitalization of “payment in kind” dividends. These increases were approved by the Company’s Valuation Committee. The senior secured loan had a cost and fair value of $13.0 million.
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
     On January 11, 2007, the Company provided Harmony Pharmacy a $4.0 million revolving credit facility. The credit facility bears annual interest at 10%, matures on December 1, 2009 and has a .50% unused fee per annum. Net borrowings during the nine month period ended July 31, 2007 were $3.4 million on the revolving credit facility.
     At July 31, 2007, the Company’s investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and was assigned a fair value of $750,000. The revolving credit facility had an outstanding balance of $3.4 million with a cost and fair value of $3.4 million.
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
     At July 31, 2007, the loans had a combined outstanding balance, cost basis, and fair value of $3.9 million.
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
     At July 31, 2007, the Company’s investment in HuaMei consisted of 500 shares of common stock with a cost and fair value $2.0 million.
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
     At July 31, 2007, the Company’s investment in Impact consisted of 252 shares of common stock at a cost of $2.7 million, a senior subordinated note with an outstanding balance of $5.7 million and the secured promissory note with a cost of approximately $323,000. At July 31, 2007, the equity investment, loan and secured promissory note were assigned fair values of $2.7 million, $5.7 million and $325,000, respectively. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     On each of January 1, 2007, April 2, 2007, and July 2, 2007, the Company received principal payments of $37,500 on the term loan provided from Innovative Brands.
     At July 31, 2007, the loan had an outstanding balance, cost basis, and was assigned a fair value of approximately $14.9 million.
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
     At July 31, 2007, the loan had an outstanding balance and cost of $3.1 million. The loan was assigned a fair value of $3.1 million. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

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
     At July 31, 2007, the Company no longer held an investment in Levlad.
Lockorder Limited (formerly Safestone Technologies PLC)
     Lockorder Limited (“Lockorder”), Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.
     On April 16, 2007, the assets and liabilities of Safestone Technologies PLC were transferred into two new companies, Lockorder and Safestone Technologies Limited (“Safestone Limited”). Lockorder operates the Company’s AxcessIT business. The Company received 21,064 shares of Lockorder with a cost of $2.0 million as a result of this corporate action.
     At July 31, 2007, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been assigned a fair value of $0 by the Company’s Valuation Committee.
Mainstream Data, Inc.
     Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet, and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.
     At October 31, 2006 and July 31, 2007, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been assigned a fair value of $0.
Marine Exhibition Corporation
     Marine Exhibition Corporation (“Marine”), Miami, Florida, owns and operates the Miami Seaquarium. The Seaquarium is a family-oriented entertainment park.
     At October 31, 2006, the Company’s investment in Marine consisted of a senior secured loan, a secured revolving note, and 2,000 shares of preferred stock. The senior secured loan had an outstanding balance of $10.1 million and a cost of $9.9 million. The senior secured loan bears annual interest at 11% and matures on June 30, 2013. The senior secured loan was assigned a fair value of $10.1 million. The secured revolving note was not drawn upon. The secured revolving note bears interest at LIBOR plus 1%, has an unused fee of .50% per annum and matures on June 30, 2013. The preferred stock had been assigned a fair value of $2.0 million. The dividend rate on the preferred stock is 12% per annum.
     At July 31, 2007, the Company’s senior secured loan had an outstanding balance of $10.4 million with a cost of $10.2 million. The senior secured loan was assigned a fair value of $10.4 million. The secured revolving note was not drawn upon. The preferred stock had been assigned a fair value of $2.2 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.

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
     At July 31, 2007, the Company’s equity investment in MVC Partners had a cost basis and fair value of approximately $71,000.
Octagon Credit Investors, LLC
     Octagon Credit Investors, LLC (“Octagon”), is a New York-based asset management company that manages leveraged loans and high yield bonds through collateralized debt obligations (“CDO”) funds.
     At October 31, 2006, the Company’s investment in Octagon consisted of a term loan with an outstanding balance of $5.0 million with a cost of $4.9 million, a revolving line of credit with an outstanding balance of $3.25 million with a cost of $3.25 million, and an equity investment with a cost basis of approximately $900,000. The combined fair value of the investment at October 31, 2006 was $10.2 million. The term loan bears annual interest at LIBOR plus 4.25% and matures on December 31, 2011. The revolving line of credit bears annual interest at LIBOR plus 4.25%, matures on December 31, 2011 and has an unused fee of .50% per annum.
     Net borrowings during the nine month period ended July 31, 2007 were $2.8 million resulting in a balance outstanding of approximately $6.1 million on the revolving credit facility.
     During the nine month period ended July 31, 2007, the Valuation Committee increased the fair value of the Company’s equity investment in Octagon by $1.6 million. The Company also was allocated approximately $247,000 in flow-through income. Of this amount, approximately $107,000 was received in cash and $140,000 was undistributed and therefore increased the cost of the investment.
     At July 31, 2007, the term loan had an outstanding balance of $5.0 million with a cost of $4.9 million. The loan was assigned a fair value of $5.0 million. The revolving line of credit had an outstanding balance of $6.1 million with a cost and fair value of $6.1 million.
     At July 31, 2007, the equity investment had a cost basis of approximately $1.0 million and was assigned a fair value of $3.7 million.
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
     On July 30, 2007, the Company provided Ohio a $2.0 million convertible unsecured promissory note. The note bears annual interest at LIBOR plus 12% and matures on July 30, 2008.
     During the nine month period ended July 31, 2007, the Valuation Committee decreased the fair value of the Company’s equity investment in Ohio by $9.0 million resulting in a fair value of $17.2 million, $200,000 above the cost basis.
     At July 31, 2007 the Company’s investment in Ohio consisted of 5,620 shares of common stock with a cost basis and fair value of $17.0 million and $17.2 million, respectively, and the promissory note, which had an outstanding balance of $2.0 million with a cost and fair value of $2.0 million.

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
     At July 31, 2007, the second lien loan had an outstanding balance of $7.4 million with a cost of $7.3 million. The loan was assigned a fair value of $7.4 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
     At July 31, 2007, the equity investment had a cost basis of approximately $1.0 million and was assigned a fair value of $1.0 million.
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
     During the nine month period ended July 31, 2007, the Valuation Committee increased the fair value of the Company’s investment in PreVisor by $1.7 million.
     At July 31, 2007, the common stock had a cost basis and had been assigned a fair value of $6.0 million and $7.7 million, respectively.
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
     On April 16, 2007, the assets and liabilities of Safestone Technologies PLC were transferred into two new companies, Lockorder and Safestone Limited. Safestone Limited operates the company’s DetectIT business. The Company received 21,064 shares of Safestone Limited with a cost of $2.0 million as a result of this corporate action.
     At July 31, 2007, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been assigned a fair value of $0 by the Company’s Valuation Committee.

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
     During the nine month period ended July 31, 2007, the Valuation Committee increased the fair value of the Company’s common equity interest by approximately $121,000 and preferred equity interest by $475,000.
     At July 31, 2007, the term loan had an outstanding balance of $6.2 million with a cost of $6.0 million. The term loan was assigned a fair value of $6.0 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. These increases were approved by the Company’s Valuation Committee. The common equity interest in SGDA has been assigned a fair value of $560,000 with a cost basis of $438,551. The preferred equity interest has been assigned a fair value of $5.5 million with a cost basis of $5.0 million.
SIA BM Auto
     SIA BM Auto (“BM Auto”), Riga, Latvia, is a company focused on the importation and sale of BMW vehicles and parts throughout Latvia, a member of the European Union.
     At October 31, 2006 the Company’s investment in BM Auto consisted of 47,300 shares of common stock at a cost and fair value of $8.0 million.
     On July 24, 2007, the Company sold the common stock of BM Auto. The amount received from the sale of the 47,300 common shares of BM Auto was approximately $29.7 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. The $29.7 million less the $8.0 million cost basis of BM Auto resulted in $21.7 million recorded as a long term capital gain. The difference between the $29.7 million received from the BM Auto equity and the carrying value at October 31, 2006 is $21.7 million and the amount of the increase in net assets attributable to fiscal 2007. As mentioned above, a reserve account of approximately $3.0 million was created for post closing conditions that are required of the seller as a part of the purchase agreement. The cash held in the reserve account is held in Euros. At July 31, 2007, the balance of the reserve account from the sale of Baltic Motors and BM Auto was approximately $2.9 million. Expenses such as finishing a road to a dealership and Latvian tax withholding payments, among other things have been estimated by management and will be paid from this account. This reserve account is owned and controlled by the Company. The Company has recorded the cash in the reserve account to its books denominated as foreign currency. It has also recorded a liability for the same amount so there is no impact to net asset value until all post closing conditions are met. The remaining cash, if any, will be converted to USD and recorded as a long term capital gain. We do not anticipate any overages; however, if they occur it would reduce the capital gain that has already been recorded. Any difference recorded due to changes in exchange rates since the Euros were received will be recorded as currency gain (loss). During the interim, at each month end, the Euros will be valued based on that day’s exchange rate and the liability will be adjusted to match the USD equivalent. Management believes all post closing conditions will be met before October 31, 2007.
     At July 31, 2007, the Company no longer held an investment in BM Auto.

SIA Tekers Invest
     SIA Tekers Invest (“Tekers”), Riga, Latvia, is a port facility used for the storage and servicing of vehicles.
     On July 9, 2007, the Company invested $2.3 million in Tekers by purchasing 68,800 shares of common stock.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $1.9 million at July 31, 2007.
     At July 31, 2007, the Company’s investment in Tekers was assigned a fair value of $2.3 million.
Sonexis, Inc.
     Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.
     At October 31, 2006 and July 31, 2007, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been assigned a fair value of $0.
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
     On March 30, 2007, the company invested an additional $5.0 million in SP in term loan B. The term loan bears annual interest at LIBOR plus 8% and matures on March 31, 2011.
     During the nine month period ended July 31, 2007, the Company received principal payments totaling $333,333 on the term loan.
     At July 31, 2007, the mezzanine loan and the term loan had outstanding balances of $13.3 million and $7.7 million, respectively, with a cost basis of $13.1 million and $7.7 million, respectively. The mezzanine loan and term loan were assigned fair values of $13.3 million and $7.7 million, respectively. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     At July 31, 2007, the Company’s investment in Storage Canada had an outstanding balance of $2.7 million and a cost basis and fair value of $2.7 million.

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
     At July 31, 2007, the Company’s second lien loan had an outstanding balance of $5.3 million with a cost of $5.2 million. The second lien loan was assigned a fair value of $5.3 million. The preferred stock had been assigned a fair value of $11.2 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     At the beginning of the 2007 fiscal year, the junior revolving note provided to Timberland had a balance outstanding of approximately $2.8 million. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. Net repayments during for the nine month period ended July 31, 2007 were $300,000 resulting in a balance as of July 31, 2007 of $2.5 million.
     On November 1, 2006, the Company reduced the interest rate on the mezzanine loan from 14.43% to 12%.
     On July 1, 2007, the Company increased the interest rate on the mezzanine loan from 12% to 14.55%.
     At July 31, 2007, the Company’s mezzanine loan had an outstanding balance of $6.8 million with a cost of $6.7 million. The mezzanine loan was assigned a fair value of $6.8 million. The junior revolving note was assigned a fair value of $2.5 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The common stock was assigned a fair value of $4.4 million. The warrant was assigned a fair value of $0.
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
     On each of March 30, 2007 and June 29, 2007, the Company received principal payments of $2,500 on 1st lien loan.
     At July 31, 2007, the loans had a combined outstanding balance and cost basis of $4.5 million. The loan assignments were assigned a fair value of $4.5 million.
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
     On May 1, 2007, Turf repaid the junior revolving note in full including accrued interest. As a result, there was no amount outstanding on the revolving note as of July 31, 2007.
     At July 31, 2007, the mezzanine loan had an outstanding balance of $7.7 million with a cost of $7.6 million. The loan was assigned a fair value of $7.7 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. There was no amount outstanding on the junior revolving note. The membership interest has been assigned a fair value of $5.8 million. The option was assigned a fair value of $0.
     Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Turf.
U.S. Gas & Electric, Inc.
     U.S. Gas & Electric, Inc. (“U.S. Gas”), North Miami Beach, FL, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.
     On July 26, 2007, the Company invested $6.0 million in U.S. Gas in the form of a $5.5 million second lien loan and 41,950 shares of convertible preferred stock at a cost of $500,000. The second lien loan’s cost basis was subsequently discounted to reflect loan origination fees received. The Company also committed an additional $12.0 million, in the form of a $10.0 million senior credit facility and a $2.0 million junior revolver. The second lien loan bears annual interest at 14% and matures on July 25, 2012. The senior credit facility bears annual interest at LIBOR plus 6% and matures July 25, 2010. The junior revolver bears annual interest at 14%, matures on July 25, 2010 and has an unused fee of .50% per annum.
     At July 31, 2007, the second lien loan had an outstanding balance of $5.5 million with a cost of $5.3 million and a fair value of $5.5 million. There was no amount outstanding on the senior credit facility or the junior revolver. The convertible preferred stock was assigned a fair value equal to the cost of $500,000.

     Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of U.S. Gas.
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
     At October 31, 2006, the Company’s investments in Velocitius consisted of a revolving line of credit I and common equity interest. The revolving line of credit expires on October 31, 2009. The note bears annual interest at 8%. The equity investment in Velocitius had a cost and was assigned a fair value of $3.0 million. The revolving line of credit had a cost and was assigned a fair value of $143,614.
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
     On May 1, 2007, the Company provided a $650,000 revolving line of credit II to Velocitius. Velocitius immediately borrowed $547,392. The revolving line of credit expires on April 30, 2010. The line bears annual interest at 8%. At July 31, 2007, there was approximately $547,000 outstanding.
     At July 31, 2007, the equity investment in Velocitius had a cost and was assigned a fair value of $11.4 million. The revolving line of credit I had a cost and was assigned a fair value of $133,844 and the revolving line of credit II had a cost and was assigned a fair value of $547,392.
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
     During the nine month period ended July 31, 2007, the Valuation Committee increased the fair values of the common stock by $15,421 and the preferred stock by approximately $6.1 million.
     At July 31, 2007, the Company’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were assigned a fair value of $9.5 million, $15,421 for the common stock and approximately $9.5 million for the Series A preferred stock.
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

     At July 31, 2007, the senior subordinated promissory note had an outstanding balance, cost, and fair value of $700,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were assigned a fair value of $3.7 million.
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
     At July 31, 2007, the investment in Vitality consisted of 556,472 shares of common stock at a cost of $5.6 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $9.7 million. The increase in the cost and fair value of the Series A convertible preferred stock is due to the capitalization of “payment in kind” dividends. These increases were approved by the Company’s Valuation Committee. The common stock, Series A convertible preferred stock and warrants were assigned fair values of $9.1 million, $12.2 million and $1.1 million, respectively.
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
     At July 31, 2007, the bridge loan had an outstanding balance, cost, and fair value of $1.6 million. The 400 shares of common stock of WBS had a cost basis of $1.6 million were assigned a fair value of $1.6 million.
     Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of WBS.
Liquidity and Capital Resources
     At July 31, 2007, the Company had investments in portfolio companies totaling $316.9 million. Also, at July 31, 2007, the Company had investments in cash and cash equivalents totaling approximately $112.8 million. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.
     During the nine month period ended July 31, 2007, the Company made eight new investments, committing capital totaling approximately $53.3 million. The investments were made in WBS ($3.2 million), Huamei ($200,000), Levlad ($10.1 million), Total Safety ($4.5 million), MVC Partners ($71,000), Genevac ($14.0 million), Tekers ($2.3 million), and U.S. Gas ($18.9 million).
     The Company also made fourteen follow-on investments in existing portfolio companies committing capital totaling approximately $47.4 million. On November 7, 2006, the Company invested $100,000 in SGDA by purchasing an additional common equity interest. On December 22, 2006, the Company purchased an additional 56,472 shares of common stock in Vitality at a cost of approximately $565,000. On January 9, 2007, the Company extended to Turf a $1.0 million junior revolving note. Turf immediately borrowed $1.0 million from the note. On January 11, 2007, the Company provided Harmony Pharmacy a $4.0 million revolving credit facility. Harmony Pharmacy immediately borrowed $1.75 million from the credit facility. On February 16, 2007, the Company invested $1.8 million in HuaMei purchasing 450 shares of common stock. At the same time, the previously issued $200,000 convertible promissory note was exchanged for 50 shares of HuaMei common stock at the same price. On February 19, 2007, the Company invested an additional $8.4 million in Velocitius. On February 21, 2007 and May 4, 2007, the Company provided BP a $5.0 million and a $2.5 million second lien loan, respectively. On March 26, 2007, the Company extended a $1.0 million bridge loan to BENI. On March 30, 2007, the Company invested an additional $5.0 million in SP in the form of a subordinated term loan B. On May 1, 2007, the Company extended to Velocitius a $650,000 revolving line of credit. Velocitius immediately borrowed approximately $547,000. On May 8, 2007, the Company provided Baltic Motors a $5.5 million bridge loan. On May 9, 2007, the Company purchased 1.0 million shares of Dakota preferred stock at a cost of $10.0 million. At that time, 65,000 shares of Dakota common stock were converted to 65,000 shares of convertible preferred stock. On July 30, 2007, the Company provided Ohio a $2.0 million convertible unsecured promissory note.
     Current balance sheet resources, which include the additional cash resources from the Credit Facility, are believed to be sufficient to finance current commitments. Current commitments include:
     Commitments to/for Portfolio Companies:
     At July 31, 2007, the Company’s existing commitments to portfolio companies consisted of the following:
Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at July 31, 2007
Timberland	$4.0 million	$2.5 million
Storage Canada	$6.0 million	$2.7 million
Marine	$2.0 million	—
BENI	$514,000	—
Octagon	$12.0 million	$6.1 million
Turf	$1.0 million	—
Harmony	$4.0 million	$3.4 million
Velocitius	$260,000	$134,000
Velocitius	$650,000	$547,392
Tekers	$1.9 million	—
U.S. Gas	$10.0 million	—
U.S. Gas	$2.0 million	—
     On June 30, 2005, the Company pledged its common stock of Ohio to Guggenheim Corporate Funding, LLC (“Guggenheim”) to collateralize a loan made by Guggenheim to Ohio.
     On July 8, 2005 the Company extended to Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2007. The Company also receives a fee of 0.25% on the unused portion of the note. As of October 31, 2005, the total amount outstanding on the note was $3.25 million. On December 27, 2005, the Company exchanged $286,200 of the Timberland junior revolving line of credit for 28.62 shares of common stock at a price of $10,000 per share. As of January 31, 2006, the Company owned 478.62 common shares and the funded debt under the junior revolving line of credit has been reduced from $3.25 million to approximately $3.0 million. On September 12, 2006, the Company converted $409,091 of the Timberland junior revolving line of credit into 40.91 shares of common stock at a price of $10,000 per share. Effective September 22, 2006, the Company converted $225,000 of the Timberland junior revolving line of credit into 22.50 shares of common stock at a price of $10,000 per share. As of October 31, 2006 the Company owned 542.03 common shares and the funded debt under the junior revolving line of credit was $2.8 million. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. Net repayments during the nine month period ended July 31, 2007 were $300,000 resulting in a balance at such date of $2.5 million.
     On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment expires after one year, but may be renewed with the consent of both parties. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2006, the outstanding balance of the loan commitment was $2.0 million. Net borrowing during the nine month period ended July 31, 2007 were $705,000 resulting in a balance of $2.7 million at such date.
     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. There was no amount outstanding on the revolving loan facility as of July 31, 2007.
     On October 10, 2006, the Company agreed to guarantee a 375,000 Euro inventory financing facility for BENI, equivalent to approximately $514,000 at July 31, 2007.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. At October 31, 2006 the outstanding balance of the revolving credit facility provided to Octagon was $3.3 million. Net borrowings during the nine month period ended July 31, 2007 were $2.8 million resulting in a balance outstanding of $6.1 million at such date.
     On October 30, 2006, the Company provided a $260,000 revolving line of credit to Velocitius on which Velocitius immediately borrowed $143,614. The revolving line of credit expires on October 31, 2009. The line bears annual interest at 8%. At October 31, 2006, the balance of the revolving line of credit was approximately $144,000. Net repayments during the nine month period ended July 31, 2007 were approximately $10,000. At July 31, 2007, there was approximately $134,000 outstanding.
     On January 9, 2007, the Company extended to Turf a $1.0 million secured junior revolving note. Turf immediately borrowed $1.0 million on the note. The note bears annual interest at 12.5% and expires on May 1, 2008. The Company also receives a fee of 0.25% of the unused portion of the note. On May 1, 2007, Turf repaid the secured junior revolving note in full including accrued interest. There was no amount outstanding on the revolving note as of July 31, 2007.
     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. Net borrowings during the nine month period ended July 31, 2007 were $3.4 million resulting in a balance outstanding of $3.4 million at such date.
     On May 1, 2007, the Company provided a $650,000 revolving line of credit to Velocitius. Velocitius immediately borrowed $547,392. The revolving line of credit expires on April 30, 2010. The line bears annual interest at 8%. At July 31, 2007, there was $547,392 outstanding under the line.

     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $1.9 million at July 31, 2007.
     On July 26, 2007, the Company provided a $10.0 million revolving credit facility and a $2.0 million junior revolver to U.S. Gas. The credit facility bears annual interest at LIBOR plus 6% and the revolver bears annual interest at 14%. The Company receives a fee of 0.50% on the unused portion of the credit facility and the revolver. The revolving credit facility and junior revolver expire on July 26, 2010. There was no amount outstanding on the credit facility or junior revolver as of July 31, 2007.
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
     Commitments of the Company:
     On February 16, 2005, the Company entered into a sublease (the “Sublease”) for a larger space in the building in which the Company’s current executive offices are located, which expired on February 28, 2007. Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers (the “Advisory Agreement”), TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue.
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a new four-year, $100 million credit facility (the “Credit Facility”) with Guggenheim as administrative agent for the lenders. At October 31, 2006, there was $50.0 million in term debt and $50.0 million on the revolving credit facility outstanding. During the nine months ended July 31, 2007, the Company’s net repayments on the Credit Facility were $50.0 million. As of July 31, 2007, there was $50.0 million in term debt and no amount outstanding on the revolving credit facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. The Credit Facility will expire on April 27, 2010, at which time all outstanding amounts under the Credit Facility will be due and payable. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.
     The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.
Subsequent Events
     On August 1, 2007, Phoenix repaid its second lien loan in full including all accrued interest and fees. Total amount received from the repayment was approximately $8.4 million.

     On August 3, 2007 and August 30, 2007, Octagon made payments of $500,000 towards its revolving credit facility.
     On August 10, 2007, Forrest Mertens, a representative of the Company, resigned from the board of Phoenix. The Company still has board observance rights.
     On August 15, 2007, Velocitius borrowed approximately $57,000 on revolving line of credit I and $65,000 from revolving line of credit II.
     On August 20, 2007, the Company contributed an additional $47,276 in MVC Partners in the form of a limited liability company interest.
     On August 27, 2007, Timberland borrowed $500,000 under their revolving credit facility.

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
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 72.58% of the Company’s total assets at July 31, 2007. As discussed in Note 5 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.
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
     At July 31, 2007, approximately 72.60% of our total assets represented portfolio investments recorded at fair value. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We specifically value each individual investment and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we have an indication (based on an objective development) that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value, where appropriate. Without a readily ascertainable market value and because of the inherent uncertainty of fair valuations, fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
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
(b) There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2007, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On June 28, 2007, we held our annual meeting of stockholders. Stockholders voted on the election of six directors, each to serve until the next annual meeting of stockholders after his election. Votes were cast as follows:

(1) Emilio Dominianni	For:	22,432,341.89 Shares	Withheld:	280,595.28 Shares
(2) Gerald Hellerman	For:	22,431,686.32 Shares	Withheld:	281,250.85 Shares
(3) Warren Holtsberg	For:	22,574,557.57 Shares	Withheld:	138,379.60 Shares
(4) Robert Knapp	For:	22,578,706.57 Shares	Withheld:	134,230.60 Shares
(5) William Taylor	For:	22,433,330.14 Shares	Withheld:	279,607.03 Shares
(6) Michael Tokarz	For:	22,435,105.14 Shares	Withheld:	277,832.03 Shares
Item 5. Other Information
     None.
Item 6. Exhibits
(a)	Exhibits

Exhibit No.	Exhibit

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certification.

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

MVC Capital, Inc.

Date: September 6, 2007	/s/ Michael Tokarz Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC Capital, Inc.

Date: September 6, 2007	/s/ Peter Seidenberg Peter Seidenberg

In the capacity of the officer who performs the functions of Principal Financial Officer.