Form 10-K
period 2007-10-31
MVC CAPITAL, INC.
filed 2007-12-28
CIK 1099941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 814-00201

MVC Capital, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3346760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

287 Bowman Avenue, Purchase, New York	10577 (Zip Code)
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

☐  Large accelerated filer          ☑  Accelerated filer          ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑.

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed fiscal second quarter: $226,850,663 computed on the basis of $17.57 per share, closing price of the common stock on the New York Stock Exchange (the “NYSE”) on April 30, 2007. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

There were 24,281,157 shares of the registrant’s common stock, $.01 par value, outstanding as of December 28, 2007.

DOCUMENT INCORPORATED BY REFERENCE:

Proxy Statement for the Company’s Annual Meeting of Shareholders 2008, incorporated by reference in Part III, Items 10, 11, 12 and 14

MVC Capital, Inc.

(A Delaware Corporation)

Part I

Factors That May Affect Future Results

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that involve substantial uncertainties and risks. The Company’s future results may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. These factors are described in the “Risk Factors” section below. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the United States Securities and Exchange Commission (the “SEC”).

In this Annual Report on Form 10-K, unless otherwise indicated, “MVC Capital,” “we,” “us,” “our” or the “Company” refer to MVC Capital, Inc. and its wholly-owned subsidiary, MVC Financial Services, Inc. and “TTG Advisers” or the “Adviser” refers to The Tokarz Group Advisers LLC. Unless the context dictates otherwise, “we” also refers to TTG Advisers acting on behalf of MVC Capital.

Item 1.	Business

General

MVC Capital, Inc. is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). MVC Capital provides equity and debt investment capital to fund growth, acquisitions and recapitalizations of small and middle-market companies in a variety of industries primarily located in the United States. Our investments can take the form of common and preferred stock and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MVC.” During the 2006 fiscal year, MVC Capital was an internally managed investment company. Effective November 1, 2006, the Company is externally managed by The Tokarz Group Advisers LLC (“TTG Advisers”) pursuant to an Investment Advisory and Management Agreement, dated October 31, 2006 (the “Advisory Agreement”).

Although the Company has been in operation since 2000, the year 2003 marked a new beginning for the Company. In February 2003, shareholders elected an entirely new board of directors. The board of directors developed a new long-term strategy for the Company. In September 2003, upon the recommendation of the board of directors, shareholders voted to adopt a new investment objective for the Company of seeking to maximize total return from capital appreciation and/or income. The Company’s prior objective had been limited to seeking long-term capital appreciation from venture capital investments in the information technology industries. Consistent with our broader objective, we adopted a more flexible investment strategy of providing equity and debt financing to small and middle-market companies in a variety of industries. With the recommendation of the board of directors, shareholders also voted to appoint Michael Tokarz as Chairman and Portfolio Manager to lead the implementation of our new objective and strategy and to stabilize the existing portfolio. Prior to the arrival of Mr. Tokarz and his new management team in November 2003, the Company had experienced significant valuation declines from investments made by the former management team. After three quarters of operations under the new management team, the Company posted a profitable third quarter for fiscal year 2004 reversing a trend of 12 consecutive quarters of net investment losses and earned a profit of approximately $18,000 for fiscal year 2004. The Company has continued to be profitable since fiscal year 2004 posting annual net operating income before taxes of $5.7 million, $3.9 million and $1.7 million in fiscal years 2005, 2006 and 2007, respectively. Similarly, the change in net assets resulting from operations increased from $26.3 million at the end of fiscal year 2005 to $47.3 million as of the end of fiscal year 2006, and to $65.7 million as of the end of fiscal year 2007.

Fiscal year 2007, represented a positive year for the Company. The Company made ten new investments and 16 follow-on investments in fiscal year 2007. The Company committed a total of $167.1 million of capital in fiscal year 2007, compared to $166.3 million and $53.8 million in fiscal year 2006 and 2005, respectively. The fiscal year

2007 new investments included: WBS Carbons Acquisition Corp. (“WBS”), HuaMei Capital Company, Inc. (“HuaMei”), Levlad Arbonne International LLC (“Levlad”), Total Safety U.S., Inc. (“Total Safety”), MVC Partners LLC (“MVC Partners”), Genevac U.S. Holdings, Inc. (“Genevac”), SIA Tekers Invest (“Tekers”), U.S. Gas & Electric, Inc. (“U.S. Gas”), Custom Alloy Corporation (“Custom Alloy”), and MVC Automotive Group B.V. (“MVC Automotive”). The fiscal year 2007 follow-on investments included: SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”), Vitality Foodservice, Inc. (“Vitality”), Turf Products LLC (“Turf”), Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”), HuaMei, MVC Partners, Velocitius B.V. (“Velocitius”), BP Clothing, LLC (“BP”), Auto MOTOL BENI (“BENI”), SP Industries, Inc. (“SP”), Baltic Motors Corporation (“Baltic Motors”), Dakota Growers Pasta Company, Inc. (“Dakota Growers”), and Ohio Medical Corporation (“Ohio Medical”).

The fiscal year 2006 new investments included: Turf, Strategic Outsourcing, Inc. (“SOI”), Henry Company, SIA BM Auto (“BM Auto”), Storage Canada, LLC (“Storage Canada”), Phoenix Coal Corporation (“Phoenix Coal”), Harmony Pharmacy, Total Safety, PreVisor, Inc. (“PreVisor”), Marine Exhibition Corporation (“Marine”), BP, Velocitius, Summit Research Labs, Inc. (“Summit”), Octagon Credit Investors, LLC (“Octagon”), BENI, and Innovative Brands LLC (“Innovative Brands”). The fiscal year 2006 follow-on investments included: Dakota Growers, Baltic Motors, SGDA, Amersham Corporation (“Amersham”), Timberland Machines & Irrigation, Inc. (“Timberland”), SP, Harmony Pharmacy, and Velocitius.

The fiscal year 2005 investments included: JDC Lighting, LLC (“JDC”), SGDA, SP, BP, Ohio Medical, Amersham, Timberland, Vestal Manufacturing Enterprises, Inc. (“Vestal”), and Impact Confections, Inc. (“Impact”).

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

We are currently working on an active pipeline of potential new investment opportunities. We expect that our equity and loan investments will generally range between $3 million and $25 million each, though we may occasionally invest smaller or greater amounts of capital depending upon the particular investment. While the Company does not adhere to a specific equity and debt asset allocation mix, no more than 25% of the value of our total assets may be invested in the securities of one issuer (other than U.S. government securities), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses as of the close of each quarter. Our portfolio company investments are typically illiquid and are made through privately negotiated transactions. We generally seek to invest in companies with a history of strong, predictable, positive EBITDA (net income before net interest expense, income tax expense, depreciation and amortization).

Our portfolio company investments currently consist of common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, and convertible securities. At October 31, 2007, the value of all investments in portfolio companies was approximately $379.2 million and our gross assets were approximately $470.5 million compared to the value of investments in portfolio companies of approximately $275.9 million and gross assets of approximately $347.0 million at October 31, 2006.

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

On July 16, 2004, the Company formed a wholly-owned subsidiary, MVC Financial Services, Inc. (“MVCFS”). MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Company and the Company’s portfolio companies. The Company does not hold MVCFS for investment purposes. The results of MVCFS are consolidated into the Company and all inter-company accounts have been eliminated in consolidation.

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

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments or held in cash in an interest bearing account. As of October 31, 2007, the Company’s investments in short-term securities, cash equivalents and cash were valued at $84.7 million.

Corporate History And Offices

The Company was organized on December 2, 1999. Prior to July 2004, our name was meVC Draper Fisher Jurvetson Fund I, Inc. On March 31, 2000, the Company raised $330 million in an initial public offering whereupon it commenced operations as a closed-end investment company. On December 4, 2002, the Company announced it had commenced doing business under the name MVC Capital.

We are a Delaware corporation and a non-diversified closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act. On July 16, 2004, the Company formed MVCFS.

The Company has been “internally managed,” i.e., has had no investment adviser from June 2002 through the end of the fiscal year ended October 31, 2006. Effective November 1, 2006, pursuant to the Advisory Agreement, the Company is externally managed by TTG Advisers, which serves as the Company’s investment adviser. The Advisory Agreement was unanimously approved by the board of directors, including all of the directors who are not “interested persons” of the Company, as defined by the 1940 Act (the “Independent Directors”) on May 30, 2006 and by shareholders at the annual meeting of shareholders on September 7, 2006. TTG Advisers is a registered investment adviser that is controlled by Mr. Tokarz. All of the individuals (including the Company’s investment professionals) that had been employed by the Company as of the fiscal year ended October 31, 2006 became employees of TTG Advisers. It is currently anticipated that the Company’s investment strategy and selection process will remain the same under the externalized management structure. Accordingly, the section below entitled “Our Investment Strategy” is currently expected to remain applicable to the Company under external management.

All but one of the independent members of the current board of directors were first elected at the February 28, 2003 Annual Meeting of the shareholders, replacing the previous board of directors in its entirety. The new board of directors then worked on developing a new long-term strategy for the Company. Then, in September 2003, upon the recommendation of the board of directors, shareholders voted to adopt our new investment objective. With the recommendation of the board of directors, shareholders also voted to appoint Mr. Tokarz as Chairman and Portfolio Manager to lead the implementation of our new objective and strategy and to stabilize the existing portfolio. Mr. Tokarz and his team managed the Company under an internal structure through October 31, 2006. On September 7, 2006, the shareholders of the Company approved the Advisory Agreement (with over 92% of the votes cast on the agreement voting in its favor) that provided for the Company to be externally managed by TTG Advisers. The agreement took effect on November 1, 2006. TTG Advisers is a registered investment adviser that is controlled by Mr. Tokarz. All of the individuals (including the Company’s investment professionals) that had been previously employed by the Company as of the fiscal year ended October 31, 2006 became employees of TTG Advisers.

Our principal executive office is located at 287 Bowman Avenue, Purchase, New York 10577 and our telephone number is (914) 701-0310. Our website is http://www.mvccapital.com. Copies of the Company’s annual regulatory filings on Form 10-K, quarterly regulatory filings on Form 10-Q, Form 8-K, other regulatory filings, code of ethics, audit committee charter, compensation committee charter, nominating and corporate governance committee charter, corporate governance guidelines, and privacy policy may be obtained from our website, free of charge.

Our Investment Strategy

On November 6, 2003, Mr. Tokarz assumed his current positions as Chairman and Portfolio Manager. We seek to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries. The investments can include common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. During the fiscal year ended October 31, 2007, the Company made ten new investments and 16 follow-on investments, committing a total of $167.1 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2007, 3.63% of our assets consisted of investments made by the Company’s former management team pursuant to the prior investment objective (the “Legacy Investments”). We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

We participate in the private equity business generally by providing negotiated equity and/or long-term debt investment capital. Our financing is generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases, and/or bridge financings. We are typically the lead investor in such transactions but may also provide equity and debt financing to companies led by private equity firms. We generally invest in private companies, though, from time to time, we may invest in small public companies that may lack adequate access to public capital. We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s). In fact, during fiscal year 2006, we established MVC Partners for this purpose. Additionally, we may also acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds.

As of October 31, 2007, October 31, 2006 and October 31, 2005, the fair value of the invested portion (excluding cash and short-term securities) as a percentage of our net assets consisted of the following:

	Fair Value as a Percentage of Our Net Assets
	As of	As of	As of
	October 31,	October 31,	October 31,
Type of Investment	2007	2006	2005

Senior/Subordinated Loans and credit facilities	53.56%	55.98%	28.81%
Common Stock	18.31%	39.40%	23.10%
Warrants	0.30%	0.46%	0.89%
Preferred Stock	19.18%	13.79%	7.96%
Other Equity Investments	11.38%	6.77%	0.78%
Other Rights	0.00%	0.00%	0.00%

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments or held in cash in an interest bearing account. As of October 31, 2007, these investments were valued at approximately $84.7 million or 22.96% of net assets.

The current portfolio has investments in a variety of industries including medical devices, food and food service, value-added distribution, industrial manufacturing, financial services, consumer products, automotive dealerships, energy and information technology. The current portfolio also has investments in a variety of geographical areas including the United States, Europe, and Asia.

Market.  We have developed and maintain relationships with intermediaries, including investment banks, industry executives, financial services companies and private mezzanine and equity sponsors, through which we source investment opportunities. Through these relationships, we have been able to strengthen our position as an investor. For the transactions in which we may provide debt capital, an equity sponsor can provide a source of additional equity capital if a portfolio company requires additional financing. Investment Criteria. Prospective investments are evaluated by the investment team based upon criteria that may be modified from time to time. The criteria currently being used by management in determining whether to make an investment in a prospective portfolio company include, but are not limited to, management’s view of:

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

Investment Sourcing.  Mr. Tokarz and the other investment professionals have established an extensive network of investment referral relationships. Our network of relationships with investors, lenders and intermediaries includes:

•	private mezzanine and equity investors;

•	investment banks;

•	industry executives;

•	business brokers;

•	merger and acquisition advisors;

•	financial services companies; and

•	banks, law firms and accountants.

Allocation of Investment Opportunities.  In allocating investment opportunities, TTG Advisers adheres to the following policy, which was approved by the board of directors on October 31, 2006: (1) absent the consent of the board of directors, TTG Advisers will allocate to the Company all investment opportunities in (i) mezzanine and debt securities or (ii) equity or other “non-debt” investments that are (a) expected to be equal to or less than the lesser of 10% of the Company’s net assets or $25 million; and (b) issued by U.S. companies with less than $150 million in revenues; (2) notwithstanding Item 1, any private fund managed or co-managed by TTG Advisers and a person or entity not affiliated with TTG Advisers or MVC Partners, a wholly-owned portfolio company, is permitted to make an investment, without regard to the Company, if such investment is sourced by a person or entity not affiliated with TTG Advisers and MVC Partners; and (3) notwithstanding Item 1, TTG Advisers shall not have an obligation to seek the consent of the board of directors nor be required to allocate to the Company any equity investment where the investor would hold a majority of the outstanding “voting securities” (as defined by the 1940 Act) of the relevant company, provided that such investment is allocated, in its entirety, to MVC Partners. In connection with our investment in MVC Acquisition Corp., through our wholly-owned portfolio company, MVC

Partners LLC, we anticipate the execution of a letter agreement with MVC Acquisition Corp., which would provide MVC Acquisition Corp. with a right of first review with respect to target businesses with a fair market value in excess of $250 million that we become aware of through TTG Advisers. As a result, certain investment opportunities that might otherwise be made available to us would first be submitted for review by MVC Acquisition Corp., and we may therefore be unable to make an investment that may otherwise be attractive to us.

Co-Investments.  The Company is permitted to co-invest in certain portfolio companies with its affiliates, subject to specified conditions set forth in an exemptive order obtained from the SEC. Under the terms of the exemptive order, portfolio companies purchased by the Company and its affiliates are required to be approved by the Independent Directors and are required to satisfy certain other conditions established by the SEC.

Investment Structure.  Portfolio company investments typically will be negotiated directly with the prospective portfolio company or its affiliates. The investment professionals will structure the terms of a proposed investment, including the purchase price, the type of security to be purchased or financing to be provided and the future involvement of the Company and affiliates in the portfolio company’s business (including potential representation on its board of directors). The investment professionals will seek to structure the terms of the investment as to provide for the capital needs of the portfolio company and at the same time seek to maximize the Company’s total return.

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management and, in certain cases, other capital providers, such as senior, junior and/or equity capital providers, to structure an investment. We negotiate on how our investment is expected to relate relative to the other capital in the portfolio company’s capital structure.

We make preferred and common equity investments in companies as a part of our investing activities, particularly when we see a unique opportunity to profit from the growth of a company and the potential to enhance our returns. At times, we may invest in companies that are undergoing a restructuring but have several of the above attributes and a management team that we believe has the potential to achieve a successful turnaround. Preferred equity investments may be structured with a dividend yield, which may provide us with a current return, if earned and received by the Company.

Our senior, subordinated and mezzanine debt investments are tailored to the facts and circumstances of the deal. The specific structure is negotiated over a period of several weeks and is designed to seek to protect our rights and manage our risk in the transaction. We may structure the debt instrument to require restrictive affirmative and negative covenants, default penalties, lien protection, equity calls, take control provisions and board observation. Our debt investments are not, and typically will not be, rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade quality (rated lower than “Baa3” by Moody’s or lower than “BBB — ” by Standard & Poor’s, commonly referred to as “junk bonds”).

Our mezzanine debt investments are typically structured as subordinated loans (with or without warrants) that carry a fixed rate of interest. The loans may have interest-only payments in the early years and payments of both principal and interest in the later years, with maturities of three to ten years, although debt maturities and principal amortization schedules vary.

Our mezzanine debt investments may include equity features, such as warrants or options to buy a minority interest in a portfolio company. Any warrants or other rights we receive with our debt securities generally require only a nominal cost to exercise, and thus, as the portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide minority rights provisions and event-driven puts. We may seek to achieve additional investment return from the appreciation and sale of our warrants.

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

Providing Management Assistance.  As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. In addition to the interest and dividends received from our investments, we often generate additional fee income for the structuring, diligence, transaction, administration, and management services and financial guarantees we provide to our portfolio companies through the Company or our wholly-owned subsidiary MVCFS. In some cases, officers, directors and employees of the Company or the Adviser may serve as members of the board of directors of portfolio companies. The Company may provide guidance and management assistance to portfolio companies with respect to such matters as budgets, profit goals, business and financing strategies, management additions or replacements and plans for liquidity events for portfolio company investors such as a merger or initial public offering.

Portfolio Company Monitoring.  We monitor our portfolio companies closely to determine whether or not they continue to be attractive candidates for further investment. Specifically, we monitor their ongoing performance and operations and provide guidance and assistance where appropriate. We would decline additional investments in portfolio companies that, in TTG Advisers’ view, do not continue to show promise. However, we may make follow on investments in portfolio companies that we believe may perform well in the future.

TTG Advisers follows established procedures for monitoring equity and loan investments. The investment professionals have developed a multi-dimensional flexible rating system for all of the Company’s portfolio investments. The rating grids are updated regularly and reviewed by the Portfolio Manager, together with the investment team. Additionally, the Company’s Valuation Committee (the “Valuation Committee”) meets at least quarterly, to review a written valuation memorandum for each portfolio company and to discuss business updates. Furthermore, the Company’s Chief Compliance Officer administers the Company’s compliance policies and procedures, specifically as they relate to the Company’s investments in portfolio companies.

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

Employees

All of the individuals (including the Company’s investment professionals) that had been employed by the Company as of the fiscal year ended October 31, 2006 became employees of TTG Advisers. TTG Advisers employs 17 individuals, including investment and portfolio management professionals, operations professionals and administrative staff. The Company no longer has any direct employees.

Operating Expenses

During the fiscal year ended October 31, 2007, the Company bore the costs relating to the Company’s operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; NYSE fees; custodian fees; litigation costs; costs of disposing of investments including brokerage fees and commissions; and other extraordinary or nonrecurring expenses and other expenses properly payable by the Company. It should be noted, that the Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in each of the 2007 and 2008 fiscal years. In fiscal year 2006, when the Company was still internally managed and not subject to the expense cap, the expense ratio was 3.22% (taking into account the same carve outs as those applicable to the expense cap). For fiscal year 2007, the expense ratio was 3.0% (taking into account the same carve outs as those applicable to the expense cap).

Under the externalized structure, all investment professionals of TTG Advisers and its staff, when and to the extent engaged in providing services required to be provided by TTG Advisers under the Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by TTG Advisers and not by the Company, except that costs or expenses relating to the following items are borne by the Company: (i) the cost and expenses of any independent valuation firm; (ii) expenses incurred by TTG Advisers payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on its prospective portfolio companies, provided, however, the retention by TTG Advisers of any third party to perform such services shall require the advance approval of the board (which approval shall not be unreasonably withheld) if the fees for such services are expected to exceed $30,000; once the third party is approved, any expenditure to such third party will not require additional approval from the board; (iii) interest payable on debt and other direct borrowing costs, if any, incurred to finance the Company’s investments or to maintain its tax status; (iv) offerings of the Company’s common stock and other securities; (v) investment advisory and management fees; (vi) fees and payments due under any administration agreement between the Company and its administrator; (vii) transfer agent and custodial fees; (viii) federal and state registration fees; (ix) all costs of registration and listing the Company’s shares on any securities exchange; (x) federal, state and local taxes; (xi) independent directors’ fees and expenses; (xii) costs of preparing and filing reports or other documents required by governmental bodies (including the SEC); (xiii) costs of any reports, proxy statements or other notices to stockholders, including printing and mailing costs; (xiv) the cost of the Company’s fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (xv) direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, independent auditors and outside legal costs; (xvi) the costs and expenses associated with the establishment of a special purpose vehicle; (xvii) the allocable portion of the cost (excluding office space) of the Company’s Chief Financial Officer, Chief Compliance Officer and Secretary in an amount not to exceed $100,000, per year, in the aggregate; (xviii) subject to a cap of $150,000 in any fiscal year of the Company, fifty percent of the unreimbursed travel and other related (e.g., meals) out-of-pocket expenses (subject to item (ii) above) incurred by TTG Advisers in sourcing investments for the Company; provided that, if the investment is sourced for multiple clients of TTG Advisers, then the Company shall only reimburse fifty percent of its allocable pro rata portion of such expenses; and (xix) all other expenses incurred by the Company in connection with administering the Company’s business (including travel and other out-of-pocket expenses (subject to item (ii) above) incurred in providing significant managerial assistance to a portfolio company).

Valuation of Portfolio Securities

Pursuant to the requirements of the 1940 Act, we value our portfolio securities at their current market values or, if market quotations are not readily available, at their estimates of fair values. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with valuation procedures adopted by our board of directors (the “Valuation Procedures”). As permitted by the SEC, the board of directors has delegated the responsibility of making fair value determinations to the Valuation Committee, subject to the board of directors’ supervision and pursuant to our Valuation Procedures. Our board of directors may also hire independent consultants to review our Valuation Procedures or to conduct an independent valuation of one or more of our portfolio investments.

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

The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.

At October 31, 2007, approximately 80.59% of our total assets represented portfolio investments recorded at fair value (“Fair Value Investments”).

Initially, Fair Value Investments held by the Company are valued at cost (absent the existence of circumstances warranting, in management’s and the Valuation Committee’s view, a different initial value). During the period that a Fair Value Investment is held by the Company, its original cost may cease to represent an appropriate valuation, and other factors must be considered. No pre-determined formula can be applied to determine fair values. Rather, the Valuation Committee makes fair value assessments based upon the value at which the securities of the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties, other than in a forced or liquidation sale. The liquidity event whereby the Company exits an investment is generally the sale, the merger, the recapitalization or, in some cases, the initial public offering of the portfolio company.

Valuation Methodology

There is no one methodology to determine fair value and, in fact, for any portfolio security, fair value may be expressed as a range of values, from which the Company derives a single estimate of fair value. To determine the fair value of a portfolio security, the Valuation Committee analyzes the portfolio company’s financial results and projections, publicly traded comparables when available, precedent exit transactions in the market when available, as well as other factors. The Company generally requires, where practicable, portfolio companies to provide annual audited and more regular unaudited financial statements, and/or annual projections for the upcoming fiscal year.

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

Equity Securities.  The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The Valuation Committee’s analysis of fair value may include various factors, such as multiples of EBITDA, cash flow(s), net income, revenues or in limited instances book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, or restructuring or related items.

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

When the Company receives nominal cost warrants or free equity securities (“nominal cost equity”) with a debt security, the Company allocates its cost basis in the investment between debt securities and nominal cost equity at the time of origination.

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

For loans, debt securities, and preferred securities with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference that generally becomes due at maturity, the Company will not accrue payment-in-kind interest/dividends if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. However, the Company may accrue payment-in-kind interest if the health of the portfolio company and the underlying securities are not in question. All payment-in-kind interest that has been added to the principal balance or capitalized is subject to ratification by the Valuation Committee.

Custodian

US Bank National Association is the primary custodian (the “Primary Custodian”) of the Company’s portfolio securities. The principal business office of the Primary Custodian is 1555 North River Center Drive, Suite 302, Milwaukee, WI 53212.

Transfer Agent and Distribution Agent

The Company employs Computershare Ltd. (the “Plan Agent”) as its transfer agent to record transfers of the shares, maintain proxy records, process distributions and to act as agent for each participant in the Company’s dividend reinvestment plan. The principal business office of such company is 250 Royall Street, Canton, Massachusetts 02021.

Certain Government Regulations

We operate in a highly regulated environment. The following discussion generally summarizes certain government regulations.

Business Development Company.  A business development company is defined and subject to the regulations of the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses.

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

As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage ratio of at least 200% immediately after each such issuance. See “Risk Factors.” We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. On July 11, 2000, the SEC granted us an exemptive order permitting us to make co-investments with certain of our affiliates in portfolio companies, subject to various conditions. During the last completed fiscal year, the Company did not engage in any transactions pursuant to this order.

As with other companies subject to the regulations of the 1940 Act, a business development company must adhere to certain other substantive ongoing regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the business development company. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the company or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

We are periodically examined by the SEC for compliance with the 1940 Act.

Item 1A.	Risk Factors

Investing in MVC Capital involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective.

BUSINESS RISKS

Business risks are risks that are associated with general business conditions, the economy, and the operations of the Company. Business risks are not risks associated with our specific investments or an offering of our securities.

We depend on key personnel of TTG Advisers, especially Mr. Tokarz, in seeking to achieve our investment objective.

We depend on the continued services of Mr. Tokarz and certain other key management personnel of TTG Advisers. If we were to lose access to any of these personnel, particularly Mr. Tokarz, it could negatively impact our operations and we could lose business opportunities. Mr. Tokarz has entered into an agreement with TTG Advisers pursuant to which he has agreed to serve as the Company’s Portfolio Manager for the full twenty-four calendar months following November 1, 2006, absent the occurrence of certain extraordinary events. Furthermore, the Advisory Agreement may not be terminated by TTG Advisers during the initial two-year term of the Advisory Agreement except, upon 60 days’ written notice: (i) in the event a majority of the current directors who are not “interested persons” of the Company, as defined by the 1940 Act (“Independent Directors”) cease to serve as directors or (ii) the Company undergoes a change in “control” (as defined by Section 2(a)(9) of the 1940 Act) not caused by TTG Advisers. However, there is still a risk that Mr. Tokarz’s expertise may be unavailable to the Company, which could significantly impact the Company’s ability to achieve its investment objective.

Our investment adviser, TTG Advisers, is a recently-formed entity.

Our future success depends to a significant extent on the services of our investment adviser. We are dependent for the final selection, structuring, closing, and monitoring of our investment on the diligence and skill of our recently formed investment adviser. TTG Advisers identifies, evaluates, structures, monitors and disposes of our investments, and the services it provides significantly impact our results of operations. Because TTG Advisers is recently formed, it has a limited operating history and limited equity capital. However, Mr. Tokarz and the investment and operations professionals that had been employed by the Company, as of the fiscal year ended October 31, 2006, became employed by TTG Advisers.

Our returns may be substantially lower than the average returns historically realized by the private equity industry as a whole.

Past performance of the private equity industry is not necessarily indicative of that sector’s future performance, nor is it necessarily a good proxy for predicting the returns of the Company. We cannot guarantee that we will meet or exceed the rates of return historically realized by the private equity industry as a whole. Additionally, our overall returns are impacted by certain factors related to our structure as a publicly-traded business development company, including:

•	the lower return we are likely to realize on short-term liquid investments during the period in which we are identifying potential investments, and

•	the periodic disclosure required of business development companies, which could result in the Company being less attractive as an investor to certain potential portfolio companies.

Substantially all of our portfolio investments are recorded at “fair value” and, as a result, there is a degree of uncertainty regarding the carrying values of our portfolio investments.

Pursuant to the requirements of the 1940 Act, because our portfolio company investments do not have readily ascertainable market values, we record these investments at fair value in accordance with our Valuation Procedures adopted by our board of directors. As permitted by the SEC, the board of directors has delegated the responsibility of making fair value determinations to the Valuation Committee, subject to the board of directors’ supervision and pursuant to the Valuation Procedures.

At October 31, 2007, approximately 80.59% of our total assets represented portfolio investments recorded at fair value.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. In determining the fair value of a portfolio investment, the Valuation Committee analyzes, among other factors, the portfolio company’s financial results and projections and publicly traded comparables when available, which may be dependent on general economic conditions. We specifically value each individual investment and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we have an indication (based on a significant development) that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value, where appropriate. Without a readily ascertainable market value and because of the inherent uncertainty of fair valuation, fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Pursuant to our Valuation Procedures, our Valuation Committee (which is currently comprised of three Independent Directors) reviews, considers and determines fair valuations on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the statements of operations as “Net change in unrealized (depreciation) appreciation on investments.”

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

The market for private equity investments can be highly competitive. In some cases, our status as a regulated business development company may hinder our ability to participate in certain investment opportunities.

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

If we experience a shift in the ownership of our common stock (e.g., if a shareholder who acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited. In this regard, we may seek to address this matter by implementing restrictions on the ownership of our common stock which, if implemented, would generally prevent investors from acquiring 5% or more of the outstanding shares of our common stock. Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.

Loss of pass-through tax treatment would substantially reduce net assets and income available for dividends.

We have operated to qualify as a RIC. If we meet source of income, diversification and distribution requirements, we will qualify for effective pass-through tax treatment. We would cease to qualify for such pass-through tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our shareholders. Even if we qualify as a RIC, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least 98% of our income, we generally will be subject to a 4% excise tax on certain undistributed amounts.

Complying with the RIC requirements may cause us to forego otherwise attractive opportunities.

In order to qualify as a RIC for U.S. federal income tax purposes, we must satisfy tests concerning the sources of our income, the nature and diversification of our assets and the amounts we distribute to our shareholders. We may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualification as a RIC. In particular, to qualify as a RIC, at least 50% of our assets must be in the form of cash and cash items, Government securities, securities of other RICs, and other securities that represent not more than 5% of our total assets and not more than 10% of the outstanding voting securities of the issuer. We have from time to time held a significant portion of our assets in the form of securities that exceed 5% of our total assets or more than 10% of the outstanding securities of the issuer, and compliance with the RIC requirements may adversely affect our ability to make additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of the issuer. Thus, compliance with the RIC requirements may hinder our ability to take advantage of attractive investment opportunities.

Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock or warrants at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of the Company and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution.

Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.

We intend to continue to qualify as a business development company (“BDC”) under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a business development company. If we decide to withdraw our election, or if we otherwise fail to qualify as a business development company, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

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

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity participation securities, or LEAPs, or short trading positions;

•	changes in regulatory policies or tax guidelines with respect to business development companies or RICs;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	general economic conditions and trends;

•	loss of a major funding source; or

•	departures of key personnel of TTG Advisers.

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

Changes in interest rates may affect our cost of capital and net operating income and our ability to obtain additional financing.

Because we have borrowed and may continue to borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, may be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income. In periods of declining interest rates, we may have difficulty investing our borrowed capital into investments that offer an appropriate return. In periods of sharply rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We may utilize our short-term credit facilities as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with equity and long-term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Additionally, we cannot assure you that financing will be available on acceptable terms, if at all. Recent turmoil in the credit markets has greatly reduced the availability of debt financing. Deterioration in the credit markets, which could delay our ability to sell certain of our loan investments in a timely manner, could also negatively impact our cash flows.

We may be unable to meet our covenant obligations under our credit facility which could adversely affect our business.

On April 27, 2006, the Company and MVCFS, as co-borrowers entered into a new four-year, $100 million revolving credit facility (the “Credit Facility”) with Guggenheim Corporate Funding, LLC (“Guggenheim”) as administrative agent to the lenders. The Credit Facility contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated. In addition, if we require working capital greater than that provided by the Credit Facility, we may be required either to (i) seek to increase the availability under the Credit Facility or (ii) obtain other sources of financing. As of October 31, 2007, there was $50 million in term debt and $30 million on the revolving note outstanding under the Credit Facility.

A portion of our existing investment portfolio was not selected by the investment team of TTG Advisers.

As of October 31, 2007, 3.63% of the Company’s assets are represented by Legacy Investments. These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. We are managing them to try and realize maximum returns. Nevertheless, because they were not made in accordance with the Company’s current investment strategy, their future performance may impact our ability to achieve our current objective.

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

Our officers and directors, and members of the TTG Advisers investment team, may serve other entities, including those that operate in the same or similar lines of business as we do. Accordingly, they may have obligations to those entities, the fulfillment of which might not be in the best interests of us or our shareholders. It is possible that new investment opportunities that meet our investment objectives may come to the attention of one of the management team members or our officers or directors in his or her role as an officer or director of another entity or as an investment professional associated with that entity, and, if so, such opportunity might not be offered, or otherwise made available, to us.

Additionally, as an investment adviser, TTG Advisers has a fiduciary obligation to act in the best interests of its clients, including us. To that end, if TTG Advisers manages any additional investment vehicles or client accounts in the future, TTG Advisers will endeavor to allocate investment opportunities in a fair and equitable manner. If TTG

Advisers chooses to establish another investment fund in the future, when the investment professionals of TTG Advisers identify an investment, they will have to choose which investment fund should make the investment. As a result, there may be times when the management team of TTG Advisers has interests that differ from those of our shareholders, giving rise to a conflict. In an effort to mitigate situations that give rise to such conflicts, TTG Advisers adheres to a policy (which was approved by our board) relating to allocation of investment opportunities, which generally requires, among other things, that TTG Advisers continue to offer the Company investment opportunities in mezzanine and debt securities as well as non-control equity investments in small and middle market U.S. companies. For a further discussion of this allocation policy, please see “Our Investment Strategy — Allocation of Investment Opportunities” above.

Our relationship with MVC Acquisition Corp. could give rise to conflicts of interest with respect to the allocation of investment opportunities between us on the one hand and MVC Acquisition Corp. on the other hand.

We have agreed to serve as the corporate sponsor of MVC Acquisition Corp., a newly-formed blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We hold our investment in MVC Acquisition Corp. through our wholly-owned portfolio company, MVC Partners LLC. Michael Tokarz, our Chairman and Portfolio Manager and the Manager of TTG Advisers, and Peter Seidenberg, our Chief Financial Officer, who serves in a similar capacity for TTG Advisers, currently serve as Chairman of the Board and Chief Financial Officer, respectively, for MVC Acquisition Corp. As a result of their respective positions with MVC Acquisition Corp., Messrs. Tokarz and Seidenberg may face conflicts of interest with respect to allocation of investment opportunities between us on the one hand and MVC Acquisition Corp. on the other hand. We cannot assure you that these conflicts will be resolved in our favor. In addition, we anticipate the execution of a letter agreement with MVC Acquisition Corp., which would provide MVC Acquisition Corp. with a right of first review with respect to target businesses with a fair market value in excess of $250 million that we become aware of through TTG Advisers. As a result, certain investment opportunities that might otherwise be made available to us would first be submitted for review by MVC Acquisition Corp., and we may therefore be unable to make an investment that may otherwise be attractive to us.

The war with Iraq, terrorist attacks, and other acts of violence or war may affect any market for our common stock, impact the businesses in which we invest and harm our operations and our profitability.

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

Our investment portfolio generally consists of loans to, and investments in, private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally very little publicly available information about the companies in which we invest, and we rely significantly on the due diligence of the members of the investment team to obtain information in connection with our investment decisions.

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

Our investments in small and middle-market privately-held companies are extremely risky and the Company could lose its entire investment.

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

Investing in our securities may involve a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our securities may not be suitable for someone with a low risk tolerance.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

On February 16, 2005, the Company entered into sublease for a larger space in the building in which the Company’s current executive offices are located, which expired on February 28, 2007 (the “Sublease”). Effective November 1, 2006, under the terms of the Advisory Agreement, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue.

Item 3.	Legal Proceedings

We are not currently subject to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during our fourth fiscal quarter of the fiscal year ended October 31, 2007.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock began to trade on the NYSE on June 26, 2000, under the symbol “MVC.” The Company had approximately 11,900 shareholders on December 11, 2007.

The following table reflects, for the periods indicated, the high and low closing prices per share of the Company’s common stock on the NYSE, by quarter.

Quarter Ended	High	Low

FISCAL YEAR 2007
10/31/07	$19.01	$15.70
07/31/07	$19.93	$15.83
04/30/07	$17.89	$15.38
01/31/07	$15.26	$13.11
FISCAL YEAR 2006
10/31/06	$13.87	$12.61
07/31/06	$13.49	$11.98
04/30/06	$12.75	$11.66
01/31/06	$12.22	$10.50

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Index, for the fiscal years 2003 through 2007. The graph assumes that, on October 31, 2002, a person invested $10,000 in each of our common stock, the S&P 500 Stock Index, and the Russell 2000 Financial Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in additional shares of our common stock.

Shareholder Return Performance Graph
Five-Year Cumulative Total Return1
(Through October 31, 2007)

Dividends

As a RIC, the Company is required to distribute to its shareholders, in a timely manner, at least 90% of its investment company taxable income and tax-exempt income each year. If the Company distributes, in a calendar year, at least 98% of its ordinary income for such calendar year and its capital gain net income for the 12-month period ending on October 31 of such calendar year (as well as any portion of the respective 2% balances not distributed in the previous year), it will not be subject to the 4% non-deductible federal excise tax on certain undistributed income of RICs.

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

1 Total Return includes reinvestment of dividends through October 31, 2007.

All of our shareholders who hold shares of common stock in their own name will automatically be enrolled in our dividend reinvestment plan (the “Plan”). All such shareholders will have any cash dividends and distributions automatically reinvested by the Plan Agent, in additional shares of our common stock. Of course, any shareholder may elect to receive his or her dividends and distributions in cash. Currently, the Company has a policy of seeking to pay quarterly dividends to shareholders. For any of our shares that are held by banks, brokers or other entities that hold our shares as nominees for individual shareholders, the Plan Agent will administer the Plan on the basis of the number of shares certified by any nominee as being registered for shareholders that have not elected to receive dividends and distributions in cash. To receive your dividends and distributions in cash, you must notify the Plan Agent.

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

For the Quarter Ended January 31, 2006

On December 20, 2005, the Company’s board of directors declared a dividend of $0.12 per share payable on January 31, 2006 to shareholders of record on December 30, 2005. The ex-dividend date was December 28, 2005. The total distribution amounted to $2,290,616 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 1,824 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

For the Quarter Ended April 30, 2006

On April 11, 2006, the Company’s board of directors declared a dividend of $0.12 per share payable on April 28, 2006 to shareholders of record on April 21, 2006. The ex-dividend date was April 19, 2006. The total distribution amounted to $2,290,835 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 1,734 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

For the Quarter Ended July 31, 2006

On July 14, 2006, the Company’s board of directors declared a dividend of $0.12 per share payable on July 31, 2006 to shareholders of record on July 24, 2006. The ex-dividend date was July 20, 2006. The total distribution amounted to $2,291,043 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 1,901 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

For the Quarter Ended October 31, 2006

On October 13, 2006, the Company’s board of directors declared a dividend of $0.12 per share payable on October 31, 2006 to shareholders of record on October 24, 2006. The ex-dividend date was October 20, 2006. The total distribution amounted to $2,291,271 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 2,327 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

For the Quarter Ended January 31, 2007

On December 14, 2006, the Company’s board of directors declared a dividend of $0.12 per share and an additional dividend of $0.06 per share. Both dividends were payable on January 5, 2007 to shareholders of record on December 28, 2006. The ex-dividend date was December 26, 2006. The total distribution amounted to $3,437,326, including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 3,682 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

For the Quarter Ended April 30, 2007

On April 13, 2007, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on April 30, 2007 to shareholders of record on April 23, 2007. The ex-dividend date was April 19, 2007. The total distribution amounted to $2,911,013, including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 4,127 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

For the Quarter Ended July 31, 2007

On July 13, 2007, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on July 31, 2007 to shareholders of record on July 24, 2007. The ex-dividend date was July 20, 2007. The total distribution amounted to $2,911,507, including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 2,769 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

For the Quarter Ended October 31, 2007

On October 12, 2007, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on October 31, 2007 to shareholders of record on October 24, 2007. The ex-dividend date was October 22, 2007. The total distribution amounted to $2,911,840, including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 15,821 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

The Company designated 4%*( or a maximum amount of $510,433 of dividends declared and paid during the fiscal year ending October 31, 2007 from net operating income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate shareholders may be eligible for a dividend received deduction for certain ordinary income distributions paid by the Company. The Company designated 4%* or a maximum amount of $510,433 of dividends declared and paid during the fiscal year ending October 31, 2007 from net operating income as qualifying for the dividends received deduction. The information necessary to prepare and complete shareholder’s tax returns for the 2007 calendar year will be reported separately on form 1099-DIV, if applicable, in January 2008.

The Company reserves the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Company, and shareholders will be able to claim their proportionate share of the federal income taxes paid by the Company on such gains as a credit against their own federal income tax liabilities. Shareholders will also be entitled to increase the adjusted tax basis of their Company shares by the difference between their undistributed capital gains and their tax credit.

(     * Unaudited

Item 6.	Selected Consolidated Financial Data

Financial information for the fiscal years ended October 31, 2007, 2006, 2005, 2004 and 2003 are derived from the consolidated financial statements, which have been audited by Ernst & Young LLP, the Company’s current independent registered public accounting firm. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 30 for more information.

Selected Consolidated Financial Data

	Year Ended October 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Operating Data:
Interest and related portfolio income:
Interest and dividend income	$22,826	$13,909	$9,457	$2,996	$2,833
Fee income	3,750	3,828	1,809	926	62
Other income	374	771	933	64	—

Total operating income	26,950	18,508	12,199	3,986	2,895
Expenses:
Employee	—	3,499	2,336	1,366	2,476
Incentive compensation (Note 5)	10,813	6,055	1,117	—	—
Administrative	2,559	3,420	3,021	2,891	8,911 (1)
Interest and other borrowing costs	4,859	1,594	31	2	—
Management fee	7,034	—	—	—	—

Total operating expenses	25,265	14,568	6,505	4,259	11,387

Litigation recovery of management fees (Note 12)	—	—	—	370	—
Net operating income (loss) before taxes	1,685	3,940	5,694	97	(8,492)
Tax expense (benefit), net	(375)	159	(101)	79	—

Net operating income (loss)	2,060	3,781	5,795	18	(8,492)
Net realized and unrealized gains (losses):
Net realized gains (losses)	66,944	5,221	(3,295)	(37,795)	(4,220)
Net change in unrealized appreciation (depreciation)	(3,302)	38,334	23,768	49,382	(42,771)

Net realized and unrealized gains (losses) on investments	63,642	43,555	20,473	11,587	(46,991)

Net increase (decrease) in net assets resulting from operations	$65,702	$47,336	$26,268	$11,605	$(55,483)

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$2.92	$2.48	$1.45	$0.91	$(3.42)
Dividends per share	$0.54	$0.48	$0.24	$0.12	$—
Balance Sheet Data:
Portfolio at value	$379,168	$275,892	$122,298	$78,520	$24,071
Portfolio at cost	393,428	286,851	171,591	151,582	146,515
Total assets	470,491	347,047	201,379	126,577	137,880
Shareholders’ equity	369,097	236,993	198,707	115,567	137,008
Shareholders’ equity per share (net asset value)	$15.21	$12.41	$10.41	$9.40	$8.48
Common shares outstanding at period end	24,265	19,094	19,087	12,293	16,153
Other Data:
Number of Investments funded in period	26	24	9	7	5
Investments funded ($) in period	$167,134	$166,300	$53,836	$60,710	$21,955

(1)	The administrative expenses for the year ended October 31, 2003 included approximately $4.0 million of proxy/litigation fees and expenses. These are non-recurring expenses.

	2007				2006				2005
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)

Quarterly Data (Unaudited):
Total operating income	8,438	7,030	6,073	5,409	6,104	4,607	3,915	3,882	3,361	4,404	2,439	1,995
Incentive compensation	771	1,618	4,898	3,526	1,338	1,161	2,005	1,551	320	402	395	—
Interest, fees and other borrowing costs	1,223	1,252	1,256	1,128	910	636	39	9	11	8	—	12
Management fee	1,929	1,616	1,854	1,635	—	—	—	—	—	—	—	—
Other expenses	630	608	652	669	2,117	1,676	1,739	1,387	1,450	1,440	1,331	1,136
Tax expense (benefit)	77	(78)	(394)	20	16	62	(24)	105	(32)	74	(108)	(35)
Net operating income (loss) before net realized and unrealized gains	3,808	2,014	(2,193)	(1,569)	1,723	1,072	156	830	1,612	2,480	821	882
Net increase in net assets resulting from operations	8,514	13,788	24,323	19,077	15,866	8,046	11,117	12,307	8,933	10,310	4,360	2,665
Net increase in net assets resulting from operations per share	0.35	0.57	1.00	1.00	0.83	0.42	0.58	0.65	0.46	0.58	0.23	0.18
Net asset value per share	15.21	14.98	14.53	13.23	12.41	11.70	11.40	10.94	10.41	10.06	9.64	9.41

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2006, the Company made 16 new investments and eight additional investments in existing portfolio companies, committing capital totaling approximately $166.3 million. During the fiscal year ended October 31, 2007, the Company made ten new investments and 16 additional investments in existing portfolio companies committing a total of $167.1 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2007, 3.63% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as a general partner or managing member to a private equity or other investment vehicle(s). In fact, during fiscal year 2006, we established MVC Partners, LLC for this purpose. Additionally, we may also acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds should such opportunities arise.

Operating Income

For the Fiscal Years Ended October 31, 2007, 2006 and 2005.  Total operating income was $27.0 million for the fiscal year ended October 31, 2007 and $18.5 million for the fiscal year ended October 31, 2006, an increase of $8.5 million. Fiscal year 2006 operating income increased by $6.3 million compared to fiscal year 2005 operating income of $12.2 million.

For the Fiscal Year Ended October 31, 2007

Total operating income was $27.0 million for the fiscal year ended October 31, 2007. The increase in operating income over the last year was primarily due to the increase in the number of investments that provide the Company with current income. The main components of investment income were the interest and dividend income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $21.3 million in interest and dividend income from investments in portfolio companies. Of the $21.3 million recorded in interest/dividend income, approximately $2.7 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 0% to 27%. Also, the Company earned approximately $1.5 million in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $3.8 million and $374,000, respectively.

For the Fiscal Year Ended October 31, 2006

Total operating income was $18.5 million for the fiscal year ended October 31, 2006. The increase in operating income over the last year was primarily due to the increase in the number of investments that provide the Company with current income. For the fiscal years ended October 31, 2006 and 2005, the Company made 24 and nine investments in portfolio companies, respectively. The main components of operating income were the interest and dividend income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. During 2006, the Company earned approximately $13.9 million in interest and dividend income from investments in portfolio companies. Of the $13.9 million recorded in interest/dividend income, approximately $2.2 million was payment in kind interest/dividends. The payment in kind interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. During the fiscal year ended October 31, 2006, the Company reclassified dividend income received from Vitality totaling approximately $900,000 to return of capital. The reclassification occurred due to the determination that Vitality did not have sufficient taxable earnings and profits for their fiscal year 2006. This reclassification to return of capital had limited impact on the Company’s net asset value. The Company’s investments yielded rates from 7% to 17%. Also, the Company earned approximately $2.3 million in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $3.8 million and $771,000, respectively. Included in other income is flow through income from limited liability companies and cash received from the Mentor Graphics Corp. (“Mentor Graphics”) multi-year earnout.

For the Fiscal Year Ended October 31, 2005

Total operating income was $12.2 million for the fiscal year ended October 31, 2005. The increase in operating income over 2004 was primarily due to the increase in the number of investments that provide the Company with current income. The main components of investment income were the interest and dividend income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $7.53 million in interest and dividend income from investments in portfolio companies. Of the $7.53 million recorded in interest/dividend income, approximately $1.37 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s yielding investments were paying interest to the Company at various rates from 7% to 17%. Also, the Company earned approximately $1.93 million in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $1.81 million and $900,000 respectively. Included in other income is flow through income from limited liability companies, cash received from the Mentor Graphics multi-year earnout and a legal settlement of $473,968. Without the receipt of this settlement, other income earned for the fiscal year ended October 31, 2005, would have been $428,855.

Operating Expenses

For the Fiscal Years Ended October 31, 2007, 2006 and 2005.  Operating expenses were $25.3 million for the fiscal year ended October 31, 2007 and $14.6 million for the fiscal year ended 2006, an increase of $10.7 million. For the fiscal year ended October 31, 2006, operating expenses increased $8.1 million from $6.5 million for the fiscal year ended 2005.

For the Fiscal Year Ended October 31, 2007

Operating expenses were $25.3 million or 7.89% of the Company’s average net assets for the fiscal year ended October 31, 2007. Significant components of operating expenses for the fiscal year ended October 31, 2007, included the estimated provision for incentive compensation expense of approximately $10.8 million, management fee of $7.0 million, and interest expense and other borrowing costs of $4.9 million.

The $10.7 million increase in the Company’s operating expenses for the fiscal year ended October 31, 2007 compared to the fiscal year ended October 31, 2006, was primarily due to the $4.8 million increase in the provision for estimated incentive compensation, the $3.3 million increase in the Company’s interest expense and other borrowings, and the $2.9 million increase in the management fee expense compared to the facilities and employee compensation and benefits expense incurred when the Company was internally managed. It should be noted, in this regard, that the Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in each of the 2007 and 2008 fiscal years. In fiscal year 2006, when the Company was still internally managed and not subject to the expense cap, the expense ratio was 3.22% (taking into account the same carve outs as those applicable to the expense cap). For fiscal year 2007, the expense ratio was 3.0% (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2007, the provision for estimated incentive compensation was increased by a net amount of $10,703,144 to $17,875,496. The increase in the provision for incentive compensation during the fiscal year ended October 31, 2007 was primarily a result of the sale of Baltic Motors and BM Auto for a combined realized gain of $66.5 million. The difference between the amount received from the sale and Baltic Motors and BM Auto’s combined carrying value at October 31, 2006 was $53.3 million. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Dakota Growers, Octagon, SGDA, PreVisor, Tekers, BENI, Summit, and Vitality) by a total of $9.6 million and decrease the fair values of Ohio Medical and Timberland by a total of $10.0 million. On October 2, 2006, the Company realized a gain of $551,092 from the sale of a portion of the Company’s LLC membership interest in Octagon. This transaction triggered an incentive compensation payment obligation of $110,218 to Mr. Tokarz, which was paid on January 12, 2007. After the increase in the provision due to the sale of Baltic Motors and BM Auto and the decrease in the provision due to the Valuation Committee’s determinations and payment made to Mr. Tokarz, the reserve balance at October 31, 2007 was $17,875,496. This reserve balance of $17,875,496 will remain unpaid until net capital gains are realized, if ever, by the Company. Pursuant to the Advisory Agreement, incentive compensation payments will be made to TTG Advisers only upon the occurrence of a realization event (as defined under such agreement). On July 24, 2007, as discussed in “Realized Gains and Losses on Portfolio Securities,” the Company realized a gain of $66.5 million from the sale of Baltic Motors and BM Auto. This transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment is not required to be made until the precise amount of the payment obligation is confirmed based on the Company’s completed audited financials for the fiscal year 2007. Subject to confirmation following the audit, the payment obligation to TTG Advisers from this transaction is approximately $12.9 million (which is 20% of the realized gain from the sale less unrealized depreciation on the portfolio) and is expected to be paid during the first quarter of the Company’s fiscal year 2008. Without this reserve for incentive compensation, operating expenses would have been approximately $14.5 million or 4.52% of average net assets when annualized as compared to 7.89%, which is reported in the Consolidated Per Share Data and Ratios, for the fiscal year ended October 31, 2007. During the fiscal year ended October 31, 2007, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. For more information, please see Note 5 of our consolidated financial statements, “Incentive Compensation.”

For the Fiscal Year Ended October 31, 2006

Operating expenses were $14.6 million or 6.78% of the Company’s average net assets for the fiscal year ended October 31, 2006. Significant components of operating expenses for the fiscal year ended October 31, 2006, included an estimated provision for incentive compensation expense of approximately $6.1 million, salaries and benefits of approximately $3.5 million, interest and other borrowing costs of $1.6 million, legal fees of $685,396, facilities-related expenses of $603,328, and insurance premium expenses of $471,711. The estimated provision for incentive compensation expense was a non-cash, not then payable, provisional expense relating to Mr. Tokarz’s employment agreement with the Company.

The $8.1 million increase in the Company’s operating expenses for the fiscal year ended October 31, 2006 compared to the fiscal year ended October 31, 2005, was primarily due to: the $4.9 million increase in the provision for estimated incentive compensation; an increase in the number of employees needed to service the larger portfolio, which resulted in an increase of $1.2 million in salaries and benefits; and the Company’s rent and other facility related expenses increased approximately $118,908 primarily due to the Company’s procurement of larger office space to accommodate the Company’s increased number of employees. For more information, please see Note 10 of our consolidated financial statements, “Commitments and Contingencies.” Finally, the increase of approximately $1.6 million compared to the fiscal year ended October 31, 2005 in the Company’s interest expense and other borrowing costs was due to borrowings under the Credit Facility.

In February 2006, the Company renewed its Directors & Officers/Professional Liability Insurance policies at an expense of approximately $459,000 which is amortized over the twelve month life of the policy. The prior policy premium was $517,000.

Pursuant to the terms of the Company’s employment agreement with Mr. Tokarz, during the fiscal year ended October 31, 2006, the provision for estimated incentive compensation was increased by $6,055,024. The increase in the provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of six of the Company’s portfolio investments: Baltic Motors, Dakota Growers, Ohio Medical, Octagon, Turf, and Vitality, which are subject to the Company’s employment agreement with Mr. Tokarz, by a total of $30,275,120. This reserve balance of $7,172,352 will remain unpaid until net capital gains are realized, if ever, by the Company. Without this reserve for incentive compensation, operating expenses would have been approximately $8.51 million or 3.96% of average net assets when annualized as compared to 6.78% which is reported on the Consolidated Per Share Data and Ratios, for the fiscal year ended October 31, 2006. Pursuant to Mr. Tokarz’s employment agreement with the Company, only after a realization event, may the incentive compensation be paid to him. Mr. Tokarz has determined to allocate a portion of his incentive compensation to certain employees of the Company. During the fiscal years ended October 31, 2006 and October 31, 2005, Mr. Tokarz was paid no cash or other compensation. However, on October 2, 2006 and as discussed in “Realized Gains and Losses on Portfolio Securities,” the Company realized a gain of $551,092 from the sale of a portion of the Company’s LLC member interest in Octagon. This transaction triggered an incentive compensation payment obligation to Mr. Tokarz, which payment is not required to be made until the precise amount of the payment obligation is confirmed based on the Company’s completed audited financials for the fiscal year 2006. Subject to confirmation following the audit, the payment obligation to Mr. Tokarz from this transaction is approximately $110,000 (which is expected to be paid during the first quarter of the Company’s fiscal year 2007). For more information, please see Note 5 of our consolidated financial statements, “Incentive Compensation.”

For the Fiscal Year Ended October 31, 2005

Operating expenses were $6.5 million or 3.75% of average net assets for the fiscal year ended October 31, 2005. Significant components of operating expenses for the fiscal year ended October 31, 2005 included salaries and benefits of $2,336,242, estimated incentive compensation expense of $1,117,328, insurance premium expenses of $590,493, legal fees of $529,541 and facilities related expenses of $484,420. Estimated incentive compensation expense was a non-cash, not then payable, provisional expense relating to Mr. Tokarz’s compensation arrangement with the Company.

The increase in the Company’s operating expenses in 2005 compared to 2004 was primarily due to an increase in employees needed to service the larger portfolio and work to continue to grow the Company. Also, the Company’s rent and other facility related expenses increased primarily due to the Company’s procurement of larger office space to accommodate the Company’s increased number of employees. See Note 10 “Commitments and Contingencies” for more information.

Pursuant to the terms of the Company’s agreement with Mr. Tokarz, during the fiscal year ended October 31, 2005, the Company created a provision for $1,117,328 of incentive compensation. This provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of five of the Company’s portfolio investments: Baltic Motors, Dakota Growers, Octagon, Vestal and Vitality which are subject to the Company’s agreement with Mr. Tokarz, by an aggregate amount of $5,586,638. This reserve balance of

$1,117,328 will remain unpaid and not finally determined until net capital gains are realized, if ever, by the Company. Pursuant to Mr. Tokarz’s agreement with the Company, only after a realization event, will the incentive compensation be paid to him. Mr. Tokarz has determined to allocate a portion of his incentive compensation to certain employees of the Company. During the fiscal year ended October 31, 2005, Mr. Tokarz was paid no cash or other compensation. Without this reserve for incentive compensation, operating expenses would have been approximately $5.4 million or 3.10% of average net assets. For more information, please see Note 5 of our consolidated financial statements, “Incentive Compensation.”

In February 2005, the Company renewed its Directors & Officers/Professional Liability Insurance policies at an expense of approximately $517,000 which is amortized over the twelve month life of the policy. The prior policy premium was $719,000.

During the fiscal year ended October 31, 2005, the Company paid or accrued $529,541 in legal fees. This amount includes legal fees of $47,171 which were incurred while pursuing a claim against Federal Insurance Company. The Company received $473,964 from the settlement of the legal action which was recorded as “other income.” After fees and expenses the cash received from the settlement was $426,797. Without the legal fees related to the legal action, the Company would have paid or accrued $482,370 in legal fees.

Realized Gains and Losses On Portfolio Securities

For the Fiscal Years Ended October 31, 2007, 2006 and 2005.  Net realized gains for the fiscal year ended October 31, 2007 were $66.9 million and net realized gains for the fiscal year ended October 31, 2006 were $5.2 million, an increase of $61.7 million. Net realized losses for the fiscal year ended October 31, 2005 were $3.3 million which was $8.5 million difference when compared to fiscal year 2006.

For the Fiscal Year Ended October 31, 2007

Net realized gains for the fiscal year ended October 31, 2007 were $66.9 million. The significant component of the Company’s net realized gains for the fiscal year ended October 31, 2007 was primarily due to the gain on the sale of Baltic Motors and BM Auto. On July 24, 2007, the Company sold the common stock of Baltic Motors and BM Auto. The amount received from the sale of the 60,684 common shares of Baltic Motors was approximately $62.0 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. Baltic Motors repaid all debt from the Company in full including all accrued interest. The total amount received from the repayment of the debt was approximately $10.2 million including all accrued interest. The remaining $51.8 million less the $8.0 million cost basis of Baltic Motors resulted in $43.8 million recorded as realized gain. The difference between the $51.8 million received from the Baltic Motors equity and the carrying value at October 31, 2006 is $30.6 million and the amount of the increase in net assets attributable to fiscal year 2007. The portion of the capital gain related to the equity investment made on June 24, 2004 ($40.9 million), will be treated as long-term capital gain and the portion related to the equity investment made on September 28, 2006 ($2.9 million) will be treated as a short-term capital gain. The amount received from the sale of the 47,300 common shares of BM Auto was approximately $29.7 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. The $29.7 million less the $8.0 million cost basis of BM Auto resulted in $21.7 million recorded as a long term capital gain. The difference between the $29.7 million received from the BM Auto equity and the carrying value at October 31, 2006 is $21.7 million and the amount of the increase in net assets attributable to fiscal year 2007.

As mentioned above, a reserve account of approximately $3.0 million was created for post closing conditions that are required of the seller as a part of the purchase agreement. The cash held in the reserve account was held in Euros. On October 17, 2007, all post-closing conditions from the acquisition were satisfied. Of the $3.0 million held in reserve, $1.0 million was not needed to satisfy the post-closing conditions and as a result was added to the Company’s gain on the sale. Of the $1.0 million gain from the reserve account, approximately $887,000 is attributable to the sale of Baltic Motors and approximately $148,000 is attributable to the sale to BM Auto. The Company also had a currency gain of approximately $42,000 from the reserve account. Total gain from the sale of Baltic Motors and BM Auto was $66.5 million.

On June 14, 2007, the Company received approximately $451,000 as a final disbursement from the sale of ProcessClaims Inc. (“ProcessClaims”). This amount was deposited into a reserve account at the time of sale. Due to the contingencies associated with the escrow, the Company placed no value on the proceeds deposited in escrow. This disbursement was recorded as a long term capital gain.

The Company also realized a loss from the prepayment from Levlad on the second lien loan, which was purchased at a premium and thus resulted in a realized loss of approximately $121,000.

For the Fiscal Year Ended October 31, 2006

Net realized gains for the fiscal year ended October 31, 2006 were $5.2 million. The significant component of the Company’s net realized gain for the fiscal year ended October 31, 2006 was primarily due to the gain on the sale of ProcessClaims , the escrow distribution from Sygate Technologies, Inc. (“Sygate”), and the sale of a portion of the Octagon equity interest, an investment made during Mr. Tokarz’s tenure as portfolio manager.

During the fiscal year ended October 31, 2006, the Company sold its investment in ProcessClaims and realized a gain of approximately $5.5 million. The Company was entitled to receive approximately $8.3 million in gross proceeds, of which approximately $400,000 or 5% of the proceeds will be deposited into a reserve account for one year. Due to the contingencies associated with the escrow, the Company has not placed any value on the proceeds deposited in escrow and has therefore not factored such proceeds into the Company’s increased NAV. The Company received net proceeds of approximately $7.9 million.

On October 2, 2006, Octagon bought-back a total of 15% equity interest from non-service members. This resulted in a sale of a portion of the Company’s LLC member interest to Octagon for proceeds of $1,020,018. The Company realized a gain of $551,092 from this sale.

On October 17, 2006, the Company received a $1.6 million escrow disbursement from the sale of Sygate on October 10, 2005. Due to the contingencies associated with the escrow, the Company had not placed any value on the proceeds deposited in escrow. This resulted in an increase in NAV of $1.6 million.

The Company received notification of the final dissolution of Yaga Inc. (“Yaga”). The Company received no proceeds from the dissolution of this company and the investment has been removed from the Company’s books. The Company realized a loss of $2.3 million as a result of this dissolution. The fair value of Yaga was previously written down to zero and therefore, the net effect of the removal of Yaga from the Company’s books on the Company’s consolidated statement of operations and NAV was zero.

On April 7, 2006, the Company sold its investment in Lumeta Corporation (“Lumeta”) for its then carrying value of $200,000. The Company realized a loss on Lumeta of approximately $200,000. However, the Valuation Committee previously decreased the fair value of the Company’s investment in this company to $200,000 and as a result, the realized loss was offset by a reduction in unrealized losses. Therefore, the net effect of the Company’s sale of its investment in Lumeta on the Company’s consolidated statement of operations and NAV was zero.

The Company also received a payout related to a former portfolio company, Annuncio Software, Inc. (“Annuncio”), of approximately $70,000.

For the Fiscal Year Ended October 31, 2005

Net realized losses for the fiscal year ended October 31, 2005 were $3.3 million. The significant components of the Company’s net realized loss for the fiscal year ended October 31, 2005 were realized gains on the Company’s investments in Sygate, Mentor Graphics and BlueStar Solutions, Inc. (“BlueStar”) which were offset by realized losses on CBCA, Inc. (“CBCA”), Phosistor Technologies, Inc. (“Phosistor”) and ShopEaze Systems, Inc. (“ShopEaze”).

During the fiscal year ended October 31, 2005, the Company sold its entire investment in Sygate and received net proceeds of $14.4 million. In addition, approximately $1.6 million or 10% of proceeds from the sale were deposited in an escrow account for approximately one year. Due to the contingencies associated with the escrow, the Company did not place any value on the proceeds deposited in escrow and did not factor such proceeds into the Company’s NAV. The realized gain from the $14.4 million in net proceeds received was $10.4 million. The

Company also sold 685,679 shares of Mentor Graphics receiving net proceeds of approximately $9.0 million and a realized gain on the shares sold of approximately $5.0 million. The Company also received approximately $300,000 from the release of money held in escrow in connection with the Company’s sale of its investment in BlueStar in 2004 (see below).

The Company realized losses on CBCA of approximately $12.0 million, Phosistor of approximately $1.0 million and ShopEaze of approximately $6.0 million. The Company received no proceeds from these companies and they have been removed from the Company’s portfolio. The Valuation Committee previously decreased the fair value of the Company’s investment in these companies to zero and as a result, the realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the transactions on the Company’s consolidated statement of operations and NAV was zero for the fiscal year ended October 31, 2005.

Unrealized Appreciation and Depreciation of Portfolio Securities

For the Fiscal Years Ended October 31, 2007, 2006 and 2005.  The Company had a net change in unrealized depreciation on portfolio investments of $3.3 million for the fiscal year ended October 31, 2007. The Company had a net change in unrealized appreciation on portfolio investments of $38.3 million and $23.8 million for the fiscal years ended October 31, 2006 and 2005, respectively.

For the Fiscal Year Ended October 31, 2007

The Company had a net change in unrealized depreciation on portfolio investments of $3.3 million for the fiscal year ended October 31, 2007. The net change in unrealized depreciation on investment transactions for the fiscal year ended October 31, 2007, primarily resulted from the sale of Baltic Motors and BM Auto for a combined realized gain of $66.5 million. The difference between the amount received from the sale and Baltic Motors and BM Auto’s combined carrying value at October 31, 2006 was $53.3 million. The Valuation Committee’s decision to increase the fair values of the Company’s investments in Dakota Growers common stock by $1.9 million, Octagon’s membership interest by approximately $1.6 million, SGDA’s preferred equity by $475,000 and common equity by approximately $276,000, PreVisor common stock by $3.0 million, Vendio Services, Inc. (“Vendio”) preferred stock by $6.1 million and common stock by $15,000, Foliofn preferred stock by $2.6 million, Tekers by $300,000, BENI by $700,000, Summit by $1.0 million and Vitality preferred stock by approximately $1.5 million and decrease the fair value of Ohio Medical common stock by $9.0 million and Timberland common stock by $1.0 million, resulted in a net unrealized appreciation of $9.5 million. The net increase of $9.5 million in the fair values of the Company’s investments determined by the Valuation Committee and the $53.3 million increase in Baltic Motors and BM Auto’s carrying value at October 31, 2006, was offset by the unrealized depreciation reclassification from unrealized to realized caused by the sale of Baltic Motors and BM Auto of $66.5 million. These were the primary components for the unrealized depreciation of $3.3 million for the fiscal year ended October 31, 2007.

For the Fiscal Year Ended October 31, 2006

The Company had a net change in unrealized appreciation on portfolio investments of $38.3 million for the fiscal year ended October 31, 2006. The change in unrealized appreciation on investment transactions for the fiscal year ended October 31, 2006 primarily resulted from the Valuation Committee’s decision to increase the fair value of the Company’s investments in Baltic Motors common stock by $11.6 million, Dakota Growers common stock by approximately $2.6 million, Turf’s membership interest by approximately $2.0 million, Octagon’s membership interest by approximately $562,000, Ohio Medical common stock by $9.2 million, ProcessClaims preferred stock by $4.8 million, Foliofn preferred stock by $5.0 million, Vendio preferred stock by $700,000, and Vitality common stock and warrants by $3.5 million and $400,000, respectively. The Valuation Committee also decided to decrease the fair value of the Company’s investment in Timberland common stock by $1.0 million. Other key components of the net change in unrealized appreciation were the $2.5 million depreciation reclassification from unrealized to realized caused by the removal of Yaga and Lumeta and the $4.8 million appreciation reclassification from the sale of ProcessClaims from the Company’s books.

For the Fiscal Year Ended October 31, 2005

The Company had a net change in unrealized appreciation on portfolio investments of $23.8 million for the fiscal year ended October 31, 2005. The change in unrealized appreciation on investment transactions for the fiscal year ended October 31, 2005 primarily resulted from the Valuation Committee’s determinations to increase the fair value of the Company’s investments in Baltic Motors by $1.5 million, Dakota Growers by $514,000, Octagon by $1,022,638, Sygate by $7.5 million, Vendio by $1,565,999, Vestal by $1.85 million and Vitality by $700,000. The increase in the fair value of these portfolio investments resulted in a change in unrealized appreciation of approximately $14.7 million. Other key components were the realization of a $10.4 million gain on the sale of the Company’s investment in Sygate, a $5.0 million gain on the sale of the Company’s investment in Mentor Graphics, the $19.0 million depreciation reclassification from unrealized to realized caused by the removal of CBCA, Phosistor and ShopEaze from the Company’s books and the $500,000 decrease in unrealized caused by repayment in full of the Arcot Systems, Inc. (“Arcot”) loan which was being carried below cost.

Portfolio Investments

For the Fiscal Years Ended October 31, 2007 and 2006.  The cost of the portfolio investments held by the Company at October 31, 2007 and at October 31, 2006 was $393.4 million and $286.9 million, respectively, representing an increase of $106.5 million. The aggregate fair value of portfolio investments at October 31, 2007 and at October 31, 2006 was $379.2 million and $275.9 million, respectively, representing an increase of $103.3 million. The cost and aggregate market value of cash and cash equivalents held by the Company at October 31, 2007 and at October 31, 2006 was $84.7 million and $66.2 million, respectively, representing an increase of approximately $18.5 million.

For the Fiscal Year Ended October 31, 2007

During the fiscal year ended October 31, 2007, the Company made ten new investments, committing capital totaling approximately $117.3 million. The investments were made in WBS ($3.2 million), HuaMei ($200,000), Levlad ($10.1 million), Total Safety ($4.5 million), MVC Partners ($71,000), Genevac ($14.0 million), Tekers ($2.3 million), U.S. Gas ($18.9 million), Custom Alloy ($24.0 million), and MVC Automotive ($40.0 million).

The Company also made 16 follow-on investments in existing portfolio companies committing capital totaling approximately $49.8 million. On November 7, 2006, the Company invested $100,000 in SGDA by purchasing an additional common equity interest. On December 22, 2006, the Company purchased an additional 56,472 shares of common stock in Vitality at a cost of approximately $565,000. On January 9, 2007, the Company extended to Turf a $1.0 million junior revolving note. Turf immediately borrowed $1.0 million from the note. On January 11, 2007, the Company provided Harmony Pharmacy a $4.0 million revolving credit facility. Harmony Pharmacy immediately borrowed $1.75 million from the credit facility. On February 16, 2007, the Company invested $1.8 million in HuaMei purchasing 450 shares of common stock. At the same time, the previously issued $200,000 convertible promissory note was exchanged for 50 shares of HuaMei common stock at the same price. On February 19, 2007, the Company invested an additional $8.4 million of common equity interest in Velocitius. On February 21, 2007 and May 4, 2007, the Company provided BP a $5.0 million and a $2.5 million second lien loan, respectively. On March 26, 2007, the Company extended a $1.0 million bridge loan to BENI. On March 30, 2007, the Company invested an additional $5.0 million in SP in the form of a subordinated term loan B. On May 1, 2007, the Company extended to Velocitius a $650,000 revolving line of credit (“Line II”). Velocitius immediately borrowed approximately $547,000. The balance of the line of credit as of October 31, 2007 was approximately $613,000. On May 8, 2007, the Company provided Baltic Motors a $5.5 million bridge loan. On May 9, 2007, the Company purchased 1.0 million shares of Dakota Growers preferred stock at a cost of $10.0 million. At that time, 65,000 shares of Dakota Growers common stock were converted to 65,000 shares of convertible preferred stock. On June 19, 2007, the Company increased the bridge loan to BENI to $2.0 million. The remaining available amount of $1.7 million was immediately drawn. On July 30, 2007, the Company provided Ohio Medical a $2.0 million convertible unsecured promissory note. On August 20, 2007, the Company contributed an additional $45,000 to MVC Partners, increasing the Company’s limited liability interest. On September 27, 2007, the Company invested an additional $1.25 million in Ohio Medical by increasing the convertible unsecured promissory note to $3.25 million.

At the beginning of the 2007 fiscal year, the junior revolving note provided to Timberland had a balance outstanding of approximately $2.8 million. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. Net borrowings during for the fiscal year ended October 31, 2007 were $1.2 million resulting in a balance as of October 31, 2007 of $4.0 million.

At October 31, 2006, the balance of the revolving credit facility provided to Octagon was $3.25 million. Net borrowings during the fiscal year ended October 31, 2007 were $850,000 resulting in a balance outstanding of $4.1 million.

At October 31, 2006, the balance of Line I (as defined below) provided to Velocitius was approximately $144,000. Net borrowings during the fiscal year October 31, 2007 were approximately $47,000. As of October 31, 2007, the balance of Line I was approximately $191,000.

On December 1, 2006, the Company received a principal payment of approximately $100,000 from Vestal on its senior subordinated debt. As of October 31, 2007, the balance of the loan was $700,000.

On December, 8, 2006, Total Safety repaid term loan A and term loan B in full including all accrued interest and prepayment fees. The total amount received for term loan A was $5,043,775 and for term loan B was $1,009,628.

On December 29, 2006, March 30, 2007, June 29, 2007, and September 28, 2007, the Company received quarterly principal payments from BP on term loan A of $90,000.

On January 1, 2007, April 2, 2007, July 2, 2007, and October 1, 2007, the Company received principal payments of $37,500 on the term loan provided to Innovative Brands on each payment date.

On January 2, 2007, March 1, 2007, and September 27, 2007, the Company received principal payments of approximately $96,000, $1.0 million, and $63,000, respectively, on term loan A from Henry Company.

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

On March 8, 2007, Levlad repaid its loan in full including all accrued interest and a prepayment fee. The total amount received from the payment was approximately $10.4 million.

On March 30, 2007, June 29, 2007, and September 28, 2007, Total Safety made principal payments of $2,500 on its first lien loan.

On April 12, 2007 and April 18, 2007, BENI made principal payments of $200,000 and $500,000, respectively, on its bridge loan.

On April 16, 2007, the assets and liabilities of SafeStone Technologies PLC were transferred to two new companies, Lockorder Limited (“Lockorder”) and SafeStone Technologies Limited (“SafeStone Limited”). The Company received 21,064 shares of SafeStone Limited and 21,064 shares of Lockorder as a result of this corporate action. On a combined basis, there was no change in the cost basis or fair value due to this transaction.

On May 1, 2007, Turf repaid its secured junior revolving note in full, including accrued interest. The total amount received from the payment was approximately $1.0 million. There were no borrowings outstanding on the revolving note as of October 31, 2007.

Beginning on May 1, 2007, the Company receives monthly principal payments of $111,111 from SP on Term Loan B. Total principal payments for the fiscal year ended October 31, 2007 was $666,666.

On July 7, 2007, the Company extended the maturity date of the Timberland junior revolver to July 7, 2009.

On July 24, 2007, the Company sold the common stock of Baltic Motors and BM Auto. The amount received from the sale of the 60,684 common shares of Baltic Motors was approximately $62.0 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. Baltic Motors repaid all debt from the Company in full including all accrued interest. Total amount received from the repayment of the debt was approximately $10.2 million including all accrued interest. The remaining $51.8 million less the $8.0 million cost basis of Baltic Motors resulted in $43.8 million recorded as realized gain. The difference between the $51.8 million received from the Baltic Motors equity and the carrying value at October 31, 2006 is $30.6 million and the amount of the increase in net assets attributable to fiscal year 2007. The portion of the capital gain related to the equity investment made on June 24, 2004 ($40.9 million), will be treated as long-term capital gain and the portion related to the equity investment made on September 28, 2006 ($2.9 million) will be treated as a short-term capital gain. The amount received from the sale of the 47,300 common shares of BM Auto was approximately $29.7 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. The $29.7 million less the $8.0 million cost basis of BM Auto resulted in $21.7 million recorded as a long term capital gain. The difference between the $29.7 million received from the BM Auto equity and the carrying value at October 31, 2006 is $21.7 million and the amount of the increase in net assets attributable to fiscal year 2007.

As mentioned above, a reserve account of approximately $3.0 million was created for post closing conditions that are required of the seller as a part of the purchase agreement. The cash held in the reserve account was held in Euros. On October 17, 2007, all post-closing conditions from the acquisition were satisfied. Of the $3.0 million held in reserve, $1.0 million was not needed to satisfy the post-closing conditions and as a result was added to the Company’s gain on the sale. Of the $1.0 million gain from the reserve account, approximately $887,000 is attributable to the sale of Baltic Motors and approximately $148,000 is attributable to the sale to BM Auto. The Company also had a currency gain of approximately $42,000 from the reserve account. Total gain from the sale of Baltic Motors and BM Auto was $66.5 million.

On July 27, 2007, U.S. Gas repaid its bridge loan in full including accrued interest. The total amount received was approximately $908,000.

On August 1, 2007, Phoenix Coal repaid its second lien loan in full including all accrued interest and fees. Total amount received from the repayment was approximately $8.4 million.

On October 31, 2007, the Company restructured the terms of the Amersham loans. The accrued interest on the loan with an outstanding balance of $2.7 million at October 31, 2007 was capitalized. The default payment in kind (“PIK”) interest on the loan with a balance of $3.1 million at October 31, 2007 was forgiven up to seventy five percent. The interest rate on this loan has been reduced to the original rate of 16%.

Net borrowings on the Harmony Pharmacy revolving credit facility during the fiscal year ended October 31, 2007 were $4.0 million, resulting in a balance outstanding of approximately $4.0 million.

Net borrowings on the U.S. Gas senior credit facility during the fiscal year ended October 31, 2007 were approximately $85,000, resulting in a balance outstanding of approximately $85,000.

During the fiscal year ended October 31, 2007, the Valuation Committee increased the fair value of the Company’s investments in Dakota Growers common stock by approximately $1.9 million, Octagon’s membership interest by approximately $1.6 million, SGDA common equity interest by approximately $121,000 and preferred equity interest by $600,000, PreVisor common stock by $3.0 million, Foliofn preferred stock by $2.6 million, Tekers common stock by $300,000, BENI common stock by $700,000, Summit preferred stock by $1.0 million, Vendio preferred stock by $6.1 million, and Vendio common stock by approximately $15,000. In addition, increases in the cost basis and fair value of the loans to Impact, JDC, SP, Timberland, Amersham, Marine, Phoenix Coal, BP, Turf, Summit, U.S. Gas, Custom Alloy, Vitality and Marine preferred stock, and Genevac common stock were due to the capitalization of PIK interest/dividends totaling $2,850,999. Also, during the fiscal year ended October 31, 2007, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of the Company’s investment by $216,275. The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical by $9.0 million and Timberland common stock by $1.0 million during the fiscal year ended October 31, 2007.

At October 31, 2007, the fair value of all portfolio investments was $379.2 million with a cost basis of $393.4 million. At October 31, 2007, the fair value and cost basis of the Legacy Investments was $17.1 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $362.1 million and $337.5 million, respectively. At October 31, 2006, the fair value of all portfolio investments was $275.9 million with a cost basis of $286.9 million. At October 31, 2006, the fair value and cost basis of Legacy Investments was $8.4 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $267.5 million and $231.0 million, respectively.

For the Fiscal Year Ended October 31, 2006

During the fiscal year ended October 31, 2006, the Company made 16 new investments, committing capital totaling approximately $142.1 million. The investments were made in Turf ($11.6 million), SOI ($5.0 million), Henry Company ($5.0 million), BM Auto ($15.0 million), Storage Canada ($6.0 million), Phoenix Coal ($8.0 million), Harmony Pharmacy ($200,000), Total Safety ($6.0 million), PreVisor ($6.0 million), Marine ($14.0 million), BP ($15.0 million), Velocitius ($66,290), Summit ($16.2 million), Octagon ($17.0 million), BENI ($2.0 million), and Innovative Brands ($15.0 million).

The Company also made eight follow-on investments in existing portfolio companies committing capital totaling approximately $24.2 million. During the fiscal year ended October 31, 2006, the Company invested approximately $879,000 in Dakota Growers by purchasing an additional 172,104 shares of common stock at an average price of $5.11 per share. On December 22, 2005, the Company made a follow-on investment in Baltic Motors in the form of a $1.8 million revolving bridge note. Baltic Motors immediately borrowed $1.5 million from the note. On January 12, 2006, Baltic Motors repaid the loan, in full including all unpaid interest. The note matured on January 31, 2006 and has been removed from the Company’s books. On January 12, 2006, the Company provided SGDA a $300,000 bridge loan. On March 28, 2006, the Company provided Baltic Motors a $2.0 million revolving bridge note. Baltic Motors immediately borrowed $2.0 million from the note. On April 5, 2006, Baltic Motors repaid the amount borrowed from the note including all unpaid interest. The note expired on April 30, 2006 and has been removed from the Company’s books. On April 6, 2006, the Company invested an additional $2.0 million in SGDA in the form of a preferred equity security. On April 25, 2006, the Company purchased an additional common equity security in SGDA for $23,000. On June 30, 2006, the Company provided Amersham a $2.5 million second lien loan. On August 4, 2006, the Company invested $750,000 in Harmony Pharmacy in the form of common stock. On September 28, 2006, the Company made another follow-on investment in Baltic Motors in the form of a $1.0 million bridge loan and a $2.0 million equity investment. On October 13, 2006, the Company made a $10.0 million follow-on investment in SP in the form of an additional $4.0 million in term loan B and $6.0 million in a mezzanine loan. On October 20, 2006, the Company then assigned at cost, $5.0 million of SP’s $8.0 million term loan B to Citigroup Global Markets Realty Corp. On October 24, 2006, the Company invested an additional $3.0 million in SGDA in the form of a preferred equity security. On October 26, 2006, the Company invested an additional $2.9 million in Velocitius in the form of common equity. The Company also provided Velocitius a $260,000 revolving line of credit on October 31, 2006 (“Line I”). Velocitius immediately borrowed $143,614.

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

Effective December 27, 2005, the Company exchanged $286,200, of the $3.25 million outstanding on the Timberland junior revolving line of credit into 28.62 shares of common stock at a price of $10,000 per share. As a result, as of July 31, 2006, the Company owned 478.62 common shares of Timberland and the funded debt under the junior revolving line of credit was reduced from $3.25 million to approximately $3.0 million.

Effective December 31, 2005, the Company received 373,362 shares of Series E preferred stock of ProcessClaims in exchange for its rights under a warrant issued by ProcessClaims that has been held by the Company since May 2002. On January 5, 2006, the Valuation Committee increased the fair value of the Company’s entire investment in ProcessClaims by $3.3 million to $5.7 million. Please see the paragraph below for more information on ProcessClaims.

On January 3, 2006, the Company exercised its warrant ownership in Octagon, which increased its existing membership interest. As a result, Octagon is now considered an affiliate of the Company.

Due to the dissolution of Yaga, one of the Company’s Legacy Investments, the Company realized losses on its investment in Yaga totaling $2.3 million during the fiscal year ended October 31, 2006. The Company received no proceeds from the dissolution of Yaga and the Company’s investment in Yaga has been removed from the Company’s books. The Valuation Committee previously decreased the fair value of the Company’s investment in Yaga to zero and as a result, the Company’s realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the removal of Yaga from the Company’s books on the Company’s consolidated statement of operations and NAV at October 31, 2006, was zero.

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

On May 30, 2006, ProcessClaims, one of the Company’s Legacy Investments, entered into a definitive agreement to be acquired by CCC Information Services Inc. (“CCC”). The acquisition by CCC closed on June 9, 2006. As of June 9, 2006, the Company received net proceeds of approximately $7.9 million. The gross proceeds were approximately $8.3 million of which approximately $400,000 or 5% of the gross proceeds were deposited into a reserve account for one year. Due to the contingencies associated with the escrow, the Company has not presently placed any value on the proceeds deposited in escrow and has therefore not included such proceeds into the Company’s NAV. The Company’s total investment in ProcessClaims was $2.4 million, which resulted in a capital gain of approximately $5.5 million.

On July 27, 2006, SOI repaid its loan in full. The amount of the proceeds received from the prepayment was approximately $4.5 million. This amount included all outstanding principal, accrued interest, and an early prepayment fee. The Company recorded no gain or loss as a result of the prepayment.

On August 25, 2006, Harmony Pharmacy repaid its loan in full. The amount of the proceeds received from the prepayment was $207,444. This amount included all outstanding principal and accrued interest. The Company recorded no gain or loss as a result of the prepayment.

On August 25, 2006, SGDA’s revolving credit facility was added to the term loan, increasing the balance of the term loan by $1.6 million. The revolving credit facility was eliminated from the Company’s books as a result of this refinancing.

Effective September 12, 2006, the Company exchanged $409,091, of the $3.0 million outstanding on the Timberland junior revolving line of credit into 40.91 shares of common stock at a price of $10,000 per share. Effective September 22, 2006, the Company exchanged $225,000, of the $2.6 million outstanding on the Timberland junior revolving line of credit into 22.5 shares of common stock at a price of $10,000 per share. On September 22, 2006, Timberland borrowed $500,000 from the junior revolving line of credit. As a result of these transactions, as of October 31, 2006, the Company owned 542.03 common shares of Timberland and the funded debt under the junior revolving line of credit was reduced from $3.0 million to approximately $2.8 million.

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

During the fiscal year ended October 31, 2006, the Valuation Committee increased the fair value of the Company’s investments in Baltic Motors common stock by $11.6 million, Dakota Growers common stock by approximately $2.6 million, Turf’s membership interest by $2.0 million, Octagon’s membership interest by approximately $562,000, Ohio Medical common stock by $9.2 million, Foliofn preferred stock by $5.0 million, Vendio preferred stock by $700,000, ProcessClaims preferred stock by $4.8 million and Vitality common stock and warrants by $3.5 million and $400,000, respectively. In addition, increases recorded to the cost basis and fair value of the loans to Amersham, BP, Impact, JDC, Phoenix Coal, SP, Timberland, Turf, Marine, Summit and Vitality and Marine preferred stock were due to the receipt of payment in kind interest/dividends totaling approximately $2.2 million. Also during the fiscal year ended October 31, 2006, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of the Company’s investment by approximately $279,000. During the fiscal year ended October 31, 2006, the Valuation Committee also decreased the fair value of the Company’s equity investment in Timberland by $1.0 million. The increase in fair value from payment in kind interest/dividends and flow through income has been approved by the Company’s Valuation Committee.

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

Portfolio Companies

During the fiscal year ended October 31, 2007, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2006 and October 31, 2007, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been assigned a fair value of $0.

Amersham Corp.

Amersham, Louisville, Colorado, is a manufacturer of precision machined components for the automotive, furniture, security and medical device markets.

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

Effective January 1, 2007, the interest rate on the $2.6 million note bearing annual interest at 16% was increased to 19% due to Amersham violating a technical financial covenant. The interest rate was then decreased to 16% on October 31, 2007 because Amersham is in compliance. The Valuation Committee believes that Amersham is not a credit risk and will become compliant.

On October 31, 2007, the Company restructured the terms of the Amersham loans. The accrued interest on the loan with an outstanding balance of $2.7 million at October 31, 2007 was capitalized. The default PIK interest on the loan with a balance of $3.1 million at October 31, 2007 was forgiven up to seventy five percent. The interest rate on this loan has been reduced to the original rate of 16%.

At October 31, 2007, the notes had a combined outstanding balance, cost, and fair value of $5.7 million. The increases in the outstanding balance, cost and fair value of the loan, are due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Auto MOTOL BENI

BENI, consists of two leased Ford sales and service dealerships located in the western side of Prague, in the Czech Republic.

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

During the fiscal year ended October 31, 2007, the Valuation Committee increased the fair value of the common stock by $700,000.

At October 31, 2007, the Company’s investment in BENI consisted of 200 shares of common stock with a cost of $2.0 million and was assigned a fair value of $2.7 million. The bridge loan had a balance of $2.0 million with a cost and fair value of $2.0 million. The guarantee was equivalent to approximately $542,550 at October 31, 2007, for BENI.

Christopher Sullivan, a representative of the Company, serves as a director for BENI.

Baltic Motors Corporation

Baltic Motors, Purchase, New York, is a U.S. company focused on the importation and sale of Ford and Land Rover vehicles and parts throughout Latvia, a member of the European Union.

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

On July 24, 2007, the Company sold the common stock of Baltic Motors. The amount received from the sale of the 60,684 common shares of Baltic Motors was approximately $62.0 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. Baltic Motors repaid all debt from the Company in full including all accrued interest. Total amount received from the repayment of the debt was approximately $10.2 million including all accrued interest. The remaining $51.8 million less the $8.0 million cost basis of Baltic Motors resulted in $43.8 million recorded as realized gain. The difference between the $51.8 million received from the Baltic Motors equity and the carrying value at October 31, 2006 is $30.6 million and the amount of the increase in net assets attributable to fiscal year 2007. The portion of the capital gain related to the equity investment made on June 24, 2004 ($40.9 million), will be treated as long-term capital gain and the portion related to the equity investment made on September 28, 2006 ($2.9 million) will be treated as a short-term capital gain.

As mentioned above, a reserve account of approximately $3.0 million was created for post closing conditions that are required of the seller as a part of the purchase agreement. The cash held in the reserve account was held in Euros. On October 17, 2007, all post-closing conditions from the acquisition were satisfied. Of the $3.0 million held in reserve, $1.0 million was not needed to satisfy the post-closing conditions and as a result was added to the Company’s gain on the sale. Of the $1.0 million gain from the reserve account, approximately $887,000 is attributable to the sale of Baltic Motors and approximately $148,000 is attributable to the sale to BM Auto. The Company also had a currency gain of approximately $42,000 from the reserve account. Total gain from the sale of Baltic Motors and BM Auto was $66.5 million.

At October 31, 2007, the Company no longer held an investment in Baltic Motors.

BP Clothing, LLC

BP, Pico Rivera, California, is a company that designs, manufactures, markets and distributes Baby Phat®, a line of women’s clothing. BP operates within the women’s urban apparel market. The urban apparel market is highly fragmented with a small number of prominent, nationally recognized brands and a large number of small niche players. Baby Phat is a recognized urban apparel brand in the women’s category.

At October 31, 2006, the Company’s investment in BP consisted of a $10.0 million second lien loan, $2.9 million term loan A, and $2.0 million term loan B. The second lien loan bears annual interest at 14%. The second lien loan has a $10.0 million principal face amount and was issued at a cost basis of $10.0 million. The second lien loan’s cost basis was subsequently discounted to reflect loan origination fees received. The maturity date of the second lien loan is July 18, 2012. The principal balance is due upon maturity. The $2.9 million term loan A bears annual interest at LIBOR plus 4.25% or Prime Rate plus 3.25%. The $2.0 million term loan B bears annual interest at LIBOR plus 6.40% or Prime Rate plus 5.40%. The interest rate option on each of term loan A and term loan B is at the borrower’s discretion. Each of term loan A and term loan B mature on July 18, 2011. The combined cost basis and fair value of the investments at October 31, 2006 was $14.7 million and $14.9 million respectively.

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

On June 29, 2007, and September 28, 2007, the Company received quarterly principal payments for term loan A of $90,000 on each payment date.

At October 31, 2007, the loans had a combined cost basis and fair value of $22.0 million and $22.3 million respectively. The increases in the outstanding balance, cost and fair value of the loans are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Custom Alloy Corporation

Custom Alloy, High Bridge, New Jersey, manufactures time sensitive and mission critical butt-weld pipe fittings for the natural gas pipeline, power generation, oil/gas refining and extraction, and nuclear generation markets.

On September 18, 2007 and September 19, 2007, the Company invested $24.0 million in Custom Alloy in the form of a $14.0 million unsecured subordinated loan, which bears annual interest at 14% and matures on September 18, 2012. The loan’s cost basis was subsequently discounted to reflect loan origination fees received. The Company also purchased nine shares of convertible series A preferred stock and 1,991 shares of convertible series B preferred stock at a combined cost of $10.0 million.

At October 31, 2007, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and was assigned a fair value of $44,000, 1,991 shares of convertible series B preferred stock at a cost of approximately $9.9 million and was assigned a fair value of approximately $9.9 million. The unsecured subordinated loan had a cost and was assigned a fair value of $14.0 million. The increases in the outstanding balance, cost and fair value of the loan, are due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Michael Tokarz, Chairman of the Company, and Shivani Khurana, representative of the Company, serve as directors of Custom Alloy.

Dakota Growers Pasta Company, Inc.

Dakota Growers, Carrington, North Dakota, is the third largest manufacturer of dry pasta in North America and a market leader in private label sales. Dakota Growers and its partners in DNA Dreamfields Company, LLC introduced a new process that is designed to reduce the number of digestible carbohydrates found in traditional pasta products.

At October 31, 2006, the Company’s investment in Dakota Growers consisted of 1,081,195 shares of common stock with a cost of $5.9 million and assigned fair value of $8.9 million.

On May 9, 2007, the Company purchased 1.0 million shares of Dakota Growers convertible preferred stock at a cost of $10.0 million. At that time, the 65,000 shares of common stock were converted to 65,000 shares of convertible preferred stock.

During the fiscal year ended October 31, 2007, the Valuation Committee increased the fair value of the common stock by $1.9 million.

At October 31, 2007, the Company’s investment in Dakota Growers consisted of 1,016,195 shares of common stock with a cost of $5.5 million and an assigned fair value of $10.2 million and 1,065,000 shares of convertible preferred stock with a cost of $10.4 million and an assigned fair value of $10.7 million.

Michael Tokarz, Chairman of the Company, serves as a director of Dakota Growers.

DPHI, Inc. (formerly DataPlay, Inc.)

DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.

At October 31, 2006 and October 31, 2007, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been assigned a fair value of $0.

Endymion Systems, Inc.

Endymion Systems, Inc. (“Endymion”), Oakland, California, a Legacy Investment, is a single source supplier for strategic, web-enabled, end-to-end business solutions designed to help its customers leverage Internet technologies to drive growth and increase productivity.

At October 31, 2006 and October 31, 2007, the Company’s investment in Endymion consisted of 7,156,760 shares of Series A preferred stock with a cost of $7.0 million. The investment has been assigned a fair value of $0.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2006, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and fair value of $5.0 million.

During the fiscal year ended October 31, 2007, the Valuation Committee increased the fair value of the investment by $2.6 million.

At October 31, 2007, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and fair value of $7.6 million.

Bruce Shewmaker, Managing Director of the Company, serves as a director of Foliofn.

Genevac U.S. Holdings, Inc.

Genevac, Ipswich, United Kingdom, produces solvent evaporation systems for drug recovery, molecular biology, and life science research markets.

On April 3, 2007, the Company invested $14.0 million in Genevac in the form of a $13.0 million senior secured loan, which bears annual interest at 12.5% and matures on January 3, 2008, and 140 shares of common stock with a cost of $1.0 million. The dividend rate on the common stock is 12% per annum.

At October 31, 2007, the Company’s investment in Genevac consisted of 140 shares of common stock with a cost of $1.1 million and was assigned a fair value of $1.1 million. The increases in the cost and fair value of the common stock are due to the capitalization of “payment in kind” dividends. These increases were approved by the Company’s Valuation Committee. The senior secured loan had a cost and fair value of $13.0 million. .

Harmony Pharmacy & Health Center, Inc.

Harmony Pharmacy, Purchase, New York, operates pharmacy and healthcare centers primarily in airports in the United States. Harmony Pharmacy opened their first store in Newark International Airport in March of 2007 and their second store in Greenwich, Connecticut in October of 2007.

At October 31, 2006, the Company’s investment in Harmony Pharmacy consisted of 2 million shares of common stock at a cost basis and fair value of $750,000.

On January 11, 2007, the Company provided Harmony Pharmacy a $4.0 million revolving credit facility. The credit facility bears annual interest at 10%, matures on December 1, 2009 and has a .50% unused fee per annum. Net borrowings during the fiscal year ended October 31, 2007 were $4.0 million on the revolving credit facility.

At October 31, 2007, the Company’s investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and was assigned a fair value of $750,000. The revolving credit facility had an outstanding balance of $4.0 million with a cost and fair value of $4.0 million.

Michael Tokarz, Chairman of the Company, serves as a director of Harmony Pharmacy.

Henry Company

Henry Company, Huntington Park, California, is a manufacturer and distributor of building products and specialty chemicals.

At October 31, 2006, the Company’s investment in Henry Company consisted of $5.0 million in loan assignments. The $3.0 million term loan A bears annual interest at LIBOR plus 3.5% and matures on April 6, 2011. The $2.0 million term loan B bears annual interest at LIBOR plus 7.75% and also matures on April 6, 2011.

On January 2, 2007, March 1, 2007, and September 27, 2007, the Company received principal payments of approximately $96,000, $1.0 million, and $63,000, respectively, on term loan A from Henry Company.

At October 31, 2007, the loans had a combined outstanding balance, cost basis, and fair value of $3.8 million.

HuaMei Capital Company, Inc.

HuaMei, Chicago, Illinois, is a Chinese American cross border investment bank and advisory company.

During the quarter ended January 31, 2007, the Company invested $200,000 in HuaMei in the form of a convertible promissory note. The note bears annual interest at 0% and matured on May 22, 2007. The note converts into 50 shares of common stock.

On February 16, 2007, the Company invested an addition $1.8 million in HuaMei by purchasing 450 shares of common stock. The $200,000 convertible promissory note was converted into 50 shares of common stock at the same price during this transaction.

At October 31, 2007, the Company’s investment in HuaMei consisted of 500 shares of common stock with a cost and fair value $2.0 million.

Michael Tokarz, Chairman of the Company, serves as a director of HuaMei.

Impact Confections, Inc.

Impact, Roswell, New Mexico founded in 1981, is a manufacturer and distributor of children’s candies.

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

At October 31, 2007, the Company’s investment in Impact consisted of 252 shares of common stock at a cost of $2.7 million, a senior subordinated note with an outstanding balance of $5.7 million and the secured promissory note with a cost of approximately $323,000. At October 31, 2007, the equity investment, loan and secured promissory note were assigned fair values of $2.7 million, $5.7 million and $325,000, respectively. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Impact.

Innovative Brands, LLC

Innovative Brands, Phoenix, Arizona, is a consumer product company that manufactures and distributes personal care products.

At October 31, 2006, the Company’s investment in Innovative Brands consisted of a $15.0 million loan assignment. The $15.0 million term loan bears annual interest at 11.125% and matures on September 25, 2011. The loan had a cost basis and fair value of $15.0 million as of October 31, 2006.

On January 1, 2007, April 2, 2007, July 2, 2007, and October 1, 2007, the Company received principal payments of $37,500 on the term loan provided to Innovative Brands.

At October 31, 2007, the loan had an outstanding balance, cost basis, and was assigned a fair value of approximately $14.9 million.

JDC Lighting, LLC

JDC, New York, New York, is a distributor of commercial lighting and electrical products.

At October 31, 2006, the Company’s investment in JDC consisted of a $3.0 million senior subordinated loan, bearing annual interest at 17% with a maturity date of January 31, 2009. The loan had a principal face amount, an outstanding balance, and a cost basis of $3.0 million. The loan was assigned a fair value of $3.0 million.

At October 31, 2007, the loan had an outstanding balance and cost of $3.2 million. The loan was assigned a fair value of $3.2 million. The increases in the outstanding balance, cost and fair value of the loan, are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Levlad Arbonne International LLC

Levlad, Irvine, California, is a marketer of personal care products.

On December 12, 2006, the Company invested $10.1 million in Levlad in the form of a $10.0 million second lien loan. The loan bears annual interest at LIBOR plus 6.5% and will mature on December 19, 2013.

On March 8, 2007, Levlad repaid their loan in full including all accrued interest and prepayment fee. The total amount received from the repayment was approximately $10.4 million.

At October 31, 2007, the Company no longer held an investment in Levlad.

Lockorder Limited (formerly SafeStone Technologies PLC)

Lockorder, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies, and enabling effective management of corporate IT and e-business infrastructure.

On April 16, 2007, the assets and liabilities of SafeStone Technologies PLC were transferred into two new companies, Lockorder and SafeStone Limited. Lockorder operates the company’s AxcessIT business. The Company received 21,064 shares of Lockorder with a cost of $2.0 million as a result of this corporate action.

At October 31, 2007, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been assigned a fair value of $0 by the Company’s Valuation Committee.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet, and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.

At October 31, 2006 and October 31, 2007, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been assigned a fair value of $0.

Marine Exhibition Corporation

Marine, Miami, Florida, owns and operates the Miami Seaquarium. The Miami Seaquarium is a family-oriented entertainment park.

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

At October 31, 2007, the Company’s senior secured loan had an outstanding balance of $10.5 million with a cost of $10.3 million. The senior secured loan was assigned a fair value of $10.5 million. The secured revolving note was not drawn upon. The preferred stock had been assigned a fair value of $2.2 million. The increases in the outstanding balance, cost and fair value of the loan and preferred stock, are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.

MVC Automotive Group BV

MVC Automotive, an Amsterdam-based holding company that owns and operates nine Ford dealerships located in Austria, Belgium, and the Netherlands.

On September 20, 2007, the Company invested $40.0 million in MVC Automotive in the form of a $19.1 million bridge loan, which bears annual interest at 10% and matures on March 17, 2008, and an equity interest with a cost of $20.9 million.

At October 31, 2007, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $20.9 million and was assigned a fair value of $20.9 million. The bridge loan had a cost and fair value of $19.1 million.

Michael Tokarz, Chairman of the Company, and Christopher Sullivan, representative of the Company, serve as directors of MVC Automotive.

MVC Partners LLC

MVC Partners, Purchase, New York, a wholly-owned portfolio company, is a private equity firm established to serve as the general partner or managing member of private investment vehicles or other portfolios.

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

On August 20, 2007, the Company contributed an additional $45,000 to MVC Partners increasing the Company’s limited liability interest to approximately $116,000.

At October 31, 2007, the Company’s equity investment in MVC Partners had a cost basis and fair value of approximately $116,000.

Octagon Credit Investors, LLC

Octagon, is a New York-based asset management company that manages leveraged loans and high yield bonds through collateralized debt obligations (“CDO”) funds.

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

Net borrowings during the fiscal year ended October 31, 2007 were $850,000 resulting in a balance outstanding of approximately $4.1 million on the revolving credit facility.

During the fiscal year ended October 31, 2007, the Valuation Committee increased the fair value of the Company’s equity investment in Octagon by $1.6 million. The Company also was allocated approximately $368,275 in flow-through income. Of this amount, approximately $152,000 was received in cash and $216,275 was undistributed and therefore increased the cost of the investment.

At October 31, 2007, the term loan had an outstanding balance of $5.0 million with a cost of $4.9 million. The loan was assigned a fair value of $5.0 million. The revolving line of credit had an outstanding balance of $4.1 million with a cost and fair value of $4.1 million.

At October 31, 2007, the equity investment had a cost basis of approximately $1.1 million and was assigned a fair value of $3.8 million.

Ohio Medical Corporation

Ohio Medical, Gurnee, Illinois, is a manufacturer and supplier of suction and oxygen therapy products, as well as medical gas equipment.

As of October 31, 2006 the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with cost basis and fair value of the Company’s investment in Ohio Medical was $17.0 million and $26.2 million, respectively.

On July 30, 2007, the Company provided Ohio Medical a $2.0 million convertible unsecured promissory note. The note bears annual interest at LIBOR plus 12% and matures on July 30, 2008.

On September 27, 2007, the Company invested an additional $1.25 million in Ohio Medical by increasing the convertible unsecured promissory note to $3.25 million.

During the fiscal year ended October 31, 2007, the Valuation Committee decreased the fair value of the Company’s equity investment in Ohio Medical by $9.0 million resulting in a fair value of $17.2 million, $200,000 above the cost basis.

At October 31, 2007 the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis and fair value of $17.0 million and $17.2 million, respectively, and the promissory note, which had an outstanding balance of $3.25 million with a cost and fair value of $3.25 million.

Michael Tokarz, Chairman of the Company, Peter Seidenberg, Chief Financial Officer of the Company, and David Hadani, a representative of the Company, serve as directors of Ohio Medical.

Phoenix Coal Corporation

Phoenix Coal, Madisonville, Kentucky, is engaged in the acquisition, development, production and sale of bituminous coal reserves and resources located primarily in the Illinois Basin. With offices in Madisonville, Kentucky and Champaign, Illinois, the company is focused on consolidating small and medium-sized coal mining projects and applying proprietary technology to increase efficiency and enhance profit margins.

At October 31, 2006, the Company’s investment in Phoenix Coal consisted of a second lien loan and 1,666,667 shares of common stock. The second lien loan had an outstanding balance of $7.1 million with a cost of $7.0 million. The second lien loan bears annual interest at 15% and matures on June 8, 2011. The loan was assigned a fair value of $7.1 million. The equity investment had a cost basis of approximately $1.0 million and was assigned a fair value of $1.0 million.

On August 1, 2007, Phoenix Coal repaid its second lien loan in full including all accrued interest and fees. Total amount received from the repayment was approximately $8.4 million.

At October 31, 2007, the Company’s investment in Phoenix Coal consisted of an equity investment which had a cost basis of approximately $1.0 million and was assigned a fair value of $1.0 million.

PreVisor, Inc.

PreVisor, Roswell, Georgia, provides pre-employment testing and assessment solutions and related professional consulting services.

On May 31, 2006, the Company invested $6.0 million in PreVisor in the form of common stock. Mr. Tokarz, our Chairman and Portfolio Manager, is a minority non-controlling shareholder of PreVisor. Our board of directors, including all of the Independent Directors, approved the transaction (Mr. Tokarz recused himself from making a determination or recommendation on this matter).

At October 31, 2006, the common stock had been assigned a fair value of $6.0 million.

During the fiscal year ended October 31, 2007, the Valuation Committee increased the fair value of the Company’s investment in PreVisor by $3.0 million.

At October 31, 2007, the common stock had a cost basis and had been assigned a fair value of $6.0 million and $9.0 million, respectively.

SafeStone Technologies Limited (formerly SafeStone Technologies PLC)

SafeStone Limited, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies, and enabling effective management of the corporate IT and e-business infrastructure.

On April 16, 2007, the assets and liabilities of SafeStone Technologies PLC were transferred into two new companies, Lockorder and SafeStone Limited. SafeStone Limited operates the company’s DetectIT business. The Company received 21,064 shares of SafeStone Limited with a cost of $2.0 million as a result of this corporate action.

At October 31, 2007, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been assigned a fair value of $0 by the Company’s Valuation Committee.

SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH

SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.

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

On November 7, 2006, the Company invested an additional $100,000 in SGDA by purchasing an additional common equity interest.

During the fiscal year ended October 31, 2007, the Valuation Committee increased the fair value of the Company’s common equity interest by approximately $121,000 and preferred equity interest by $600,000.

At October 31, 2007, the term loan had an outstanding balance of $6.2 million with a cost of $6.1 million. The term loan was assigned a fair value of $6.1 million. The increases in the cost and fair value of the loan are due to the accretion of the market discount of the term loan. These increases were approved by the Company’s Valuation Committee. The common equity interest in SGDA has been assigned a fair value of $560,000 with a cost basis of $438,551. The preferred equity interest has been assigned a fair value of $5.6 million with a cost basis of $5.0 million.

SIA BM Auto

BM Auto, Riga, Latvia, is a company focused on the importation and sale of BMW vehicles and parts throughout Latvia, a member of the European Union.

At October 31, 2006 the Company’s investment in BM Auto consisted of 47,300 shares of common stock at a cost and fair value of $8.0 million.

On July 24, 2007, the Company sold the common stock of BM Auto. The amount received from the sale of the 47,300 common shares of BM Auto was approximately $29.7 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. The $29.7 million less the $8.0 million cost basis of BM Auto resulted in $21.7 million recorded as a long term capital gain. The difference between the $29.7 million received from the BM Auto equity and the carrying value at October 31, 2006 is $21.7 million and the amount of the increase in net assets attributable to fiscal year 2007. As mentioned above, a reserve account of approximately $3.0 million was created for post closing conditions that are required of the seller as a part of the purchase agreement. The cash held in the reserve account was held in Euros. On October 17, 2007, all post-closing conditions from the acquisition were satisfied. Of the $3.0 million held in reserve, $1.0 million was not needed to satisfy the post-closing conditions and as a result was added to the Company’s gain on the sale. Of the $1.0 million gain from the reserve account, approximately $887,000 is attributable to the sale of Baltic Motors and approximately $148,000 is attributable to the sale to BM Auto. The Company also had a currency gain of approximately $42,000 from the reserve account. Total gain from the sale of Baltic Motors and BM Auto was $66.5 million.

At October 31, 2007, the Company no longer held an investment in BM Auto.

SIA Tekers Invest

Tekers, Riga, Latvia, is a port facility used for the storage and servicing of vehicles.

On July 9, 2007, the Company invested $2.3 million in Tekers by purchasing 68,800 shares of common stock.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.0 million at October 31, 2007.

During the fiscal year ended October 31, 2007, the Valuation Committee increased the fair value of the Company’s investment in Tekers by $300,000.

At October 31, 2007, the Company’s investment in Tekers was assigned a fair value of $2.6 million.

Sonexis, Inc.

Sonexis, Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.

At October 31, 2006 and October 31, 2007, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been assigned a fair value of $0.

SP Industries, Inc.

SP, Warminster, Pennsylvania, is a designer, manufacturer, and marketer of laboratory research and process equipment, glassware and precision glass components, and configured-to-order manufacturing equipment.

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

During the fiscal year ended October 31, 2007, the Company received principal payments totaling $666,666 on the term loan.

At October 31, 2007, the mezzanine loan and the term loan had outstanding balances of $13.5 million and $7.4 million, respectively, with a cost basis of $13.2 million and $7.4 million, respectively. The mezzanine loan and term loan were assigned fair values of $13.5 million and $7.4 million, respectively. The increases in the outstanding balance, cost and fair value of the loan, are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Storage Canada, LLC

Storage Canada, Omaha, Nebraska, is a real estate company that owns and develops self-storage facilities throughout the U.S. and Canada.

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

At October 31, 2007, the Company’s investment in Storage Canada had an outstanding balance of $2.7 million with a cost basis and fair value of $2.7 million.

Summit Research Labs, Inc.

Summit, Huguenot, New York, is a specialty chemical company that manufactures antiperspirant actives.

At October 31, 2006, the Company’s investment in Summit consisted of a second lien loan and 800 shares of preferred stock. The second lien loan had an outstanding balance of $5.0 million with a cost of $5.0 million. The second lien loan was assigned a fair value of $5.0 million. The preferred stock had been assigned a fair value of $11.2 million.

During the fiscal year ended October 31, 2007, the Valuation Committee increased the fair value of the preferred stock by $1.0 million.

At October 31, 2007, the Company’s second lien loan had an outstanding balance of $5.4 million with a cost of $5.3 million. The second lien loan was assigned a fair value of $5.4 million. The preferred stock had been assigned a fair value of $12.2 million. The increases in cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Summit.

Timberland Machines & Irrigation, Inc.

Timberland, Enfield, Connecticut, is a distributor of landscaping outdoor power equipment and irrigation products.

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

At October 31, 2006, the Company’s investment in Timberland consisted of a mezzanine loan, junior revolving note, 542 shares of common stock, and warrants. The mezzanine loan had an outstanding balance of $6.6 million with a cost of $6.6 million. The mezzanine loan bore annual interest at 14.43% and matures on August 4, 2009. The mezzanine loan was assigned a fair value of $6.6 million. The junior revolving note had a cost of $2.8 million and was assigned a fair value of $2.8 million. The junior revolving note bears annual interest at 12.5% and was set to mature on July 7, 2007. The common stock was assigned a fair value of $4.4 million. The warrant was assigned a fair value of $0.

At the beginning of the 2007 fiscal year, the junior revolving note provided to Timberland had a balance outstanding of approximately $2.8 million. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. Net borrowings during for the fiscal year ended October 31, 2007 were $1.2 million resulting in a balance as of October 31, 2007 of $4.0 million.

On November 1, 2006, the Company reduced the interest rate on the mezzanine loan from 14.43% to 12%.

On July 1, 2007, the Company increased the interest rate on the mezzanine loan from 12% to 14.55%.

On July 7, 2007, the Company extended the maturity date of the Timberland junior revolving note to July 7, 2009.

During the fiscal year ended October 31, 2007, the Valuation Committee decreased the fair value of the common stock by $1.0 million.

At October 31, 2007, the Company’s mezzanine loan had an outstanding balance of $6.9 million with a cost of $6.8 million. The mezzanine loan was assigned a fair value of $6.9 million. The junior revolving note was assigned a fair value of $4.0 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The common stock was assigned a fair value of $3.4 million. The warrant was assigned a fair value of $0.

Michael Tokarz, Chairman of the Company, and Puneet Sanan, a representative of the Company, serve as directors of Timberland.

Total Safety U.S., Inc.

Total Safety, Houston, Texas, is the leading provider of safety equipment and related services to the refining, petrochemical, and oil exploration and production industries.

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

On December 13, 2006, the Company purchased $4.5 million of loan assignments in Total Safety. The $1.0 million first lien loan bears annual interest at LIBOR plus 3.0% and matures on December 8, 2012. The $3.5 million second lien loan bears annual interest at LIBOR plus 6.5% and matures on December 8, 2013.

On March 30, 2007, June 29, 2007, and September 28, 2007, Total Safety made principal payments of $2,500 on its first lien loan.

At October 31, 2007, the loans had a combined outstanding balance and cost basis of $4.5 million. The loan assignments were assigned a fair value of $4.5 million.

Turf Products, LLC

Turf, Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.

At October 31, 2006, the Company’s investment in Turf consisted of a senior subordinated loan, bearing interest at 15% per annum with a maturity date of November 30, 2010, an LLC membership interest, and warrants. The senior subordinated loan had an outstanding balance of $7.7 million with a cost of $7.6 million. The loan was assigned a fair value of $7.7 million. The membership interest had a cost of $3.8 million and had been assigned a fair value of $5.8 million. The warrants had a cost of $0 and were assigned a fair value of $0.

On January 9, 2007, the Company extended to Turf a $1.0 million junior revolving note. Turf immediately borrowed $1.0 million from the note. The note bears annual interest at 12.5% and matures on May 1, 2008.

On May 1, 2007, Turf repaid the junior revolving note in full including accrued interest. As a result, there was no amount outstanding on the revolving note as of July 31, 2007.

At October 31, 2007, the mezzanine loan had an outstanding balance of approximately $7.7 million with a cost of $7.6 million. The loan was assigned a fair value of approximately $7.7 million. There was no amount outstanding on the junior revolving note. The membership interest had a cost basis of $3.8 million and has been assigned a fair value of $5.8 million. The option was assigned a fair value of $0.

Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Turf.

U.S. Gas & Electric, Inc.

U.S. Gas, North Miami Beach, Florida, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.

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

Net borrowings under the senior credit facility during the fiscal year ended October 31, 2007 were $84,882 resulting in a balance outstanding of $84,882 as of October 31, 2007.

At October 31, 2007, the second lien loan had an outstanding balance of $5.6 million with a cost of $5.3 million and a fair value of $5.6 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The senior credit facility had an outstanding balance, cost, and fair value of $84,882 as of October 31, 2007. There was no amount outstanding on the junior revolver. The convertible preferred stock has been assigned a fair value equal to the cost of $500,000.

Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of U.S. Gas.

Velocitius B.V.

Velocitius, a Netherlands based company, manages wind farms based in Germany through operating subsidiaries.

At October 31, 2006, the Company’s investments in Velocitius consisted of Line I and common equity interest. Line I expires on October 31, 2009 and bears annual interest at 8%. The equity investment in Velocitius had a cost and was assigned a fair value of $3.0 million. Line I had a cost and was assigned a fair value of $143,614.

On February 19, 2007, the Company invested an additional $8.4 million of common equity interest in Velocitius to purchase an additional wind farm in Germany.

On May 1, 2007, the Company provided a Line II to Velocitius. Velocitius immediately borrowed $547,392. Line II expires on April 30, 2010 and bears annual interest at 8%. At October 31, 2007, there was $612,882 outstanding.

Net borrowings under the Line I during the fiscal year ended October 31, 2007 were approximately $47,000, resulting in a balance outstanding of $191,084 as of October 31, 2007.

At October 31, 2007, the equity investment in Velocitius had a cost and has been assigned a fair value of $11.4 million. Line I had a cost and fair value of $191,084 and Line II had a cost and fair value of $612,882.

Bruce Shewmaker, Managing Director of the Company, serves as a director of Velocitius.

Vendio Services, Inc.

Vendio, San Bruno, California, a Legacy Investment, offers small businesses and entrepreneurs resources to build Internet sales channels by providing software solutions designed to help these merchants efficiently market, sell and distribute their products.

At October 31, 2006, the Company’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were assigned a fair value of $3.4 million, $0 for the common stock and $3.4 million for the Series A preferred stock.

During the fiscal year ended October 31, 2007, the Valuation Committee increased the fair values of the common stock by $15,421 and the preferred stock by approximately $6.1 million.

At October 31, 2007, the Company’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were assigned a fair value of $9.5 million, $15,421 for the common stock and approximately $9.5 million for the Series A preferred stock.

Bruce Shewmaker, Managing Director of the Company, serves as a director of Vendio.

Vestal Manufacturing Enterprises, Inc.

Vestal, Sweetwater, Tennessee, is a market leader for steel fabricated products to brick and masonry segments of the construction industry. Vestal manufactures and sells both cast iron and fabricated steel specialty products used in the construction of single-family homes.

At October 31, 2006, the Company’s investment in Vestal consisted of a senior subordinated promissory note, that had an outstanding balance, cost, and fair value of $800,000, and 81,000 shares of common stock that had a cost basis of $1.9 million were assigned a fair value of $3.7 million.

On December 1, 2006, the Company received a principal payment of $100,000.

At October 31, 2007, the senior subordinated promissory note had an outstanding balance, cost, and fair value of $700,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were assigned a fair value of $3.7 million.

David Hadani and Ben Harris, representatives of the Company, serve as directors of Vestal.

Vitality Foodservice, Inc.

Vitality, Tampa, Florida, is a market leader in the processing and marketing of dispensed and non-dispensed juices and frozen concentrate liquid coffee to the foodservice industry. With an installed base of over 42,000 dispensers worldwide, Vitality sells its frozen concentrate through a network of over 350 distributors to such market niches as institutional foodservice, including schools, hospitals, cruise ships, hotels and restaurants.

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

At October 31, 2007, the investment in Vitality consisted of 556,472 shares of common stock at a cost of $5.6 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $9.7 million. The common stock, Series A convertible preferred stock, and warrants were assigned fair values of $9.1 million, $12.6 million and $1.1 million, respectively. The increases in the cost and fair value of the Series A convertible preferred stock are due to the capitalization of “payment in kind” dividends. These increases were approved by the Company’s Valuation Committee.

David Hadani, a representative of the Company, serves as a director of Vitality.

WBS Carbons Acquisitions Corp.

WBS, Middletown, New York, is a manufacturer of antiperspirant actives and water treatment chemicals.

On November 22, 2006, the Company invested $3.2 million in WBS consisting of a $1.6 million bridge loan and 400 shares of common stock at a cost of $1.6 million. The bridge loan bears annual interest at 5% and matures on November 22, 2011.

At October 31, 2007, the bridge loan had an outstanding balance, cost, and fair value of $1.6 million. The 400 shares of common stock of WBS have a cost basis of $1.6 million and have been assigned a fair value of $1.6 million.

Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of WBS.

Liquidity and Capital Resources

At October 31, 2007, the Company had investments in portfolio companies totaling $379.2 million. Also, at October 31, 2007, the Company had investments in cash and cash equivalents totaling approximately $84.7 million.

The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.

During the fiscal year ended October 31, 2007, the Company made ten new investments, committing capital totaling approximately $117.3 million. The investments were made in WBS ($3.2 million), HuaMei ($200,000), Levlad ($10.1 million), Total Safety ($4.5 million), MVC Partners ($71,000), Genevac ($14.0 million), Tekers ($2.3 million), U.S. Gas ($18.9 million), Custom Alloy ($24.0 million), and MVC Automotive ($40.0 million).

The Company also made 16 follow-on investments in existing portfolio companies committing capital totaling approximately $49.8 million. On November 7, 2006, the Company invested $100,000 in SGDA by purchasing an additional common equity interest. On December 22, 2006, the Company purchased an additional 56,472 shares of common stock in Vitality at a cost of approximately $565,000. On January 9, 2007, the Company extended to Turf a $1.0 million junior revolving note. Turf immediately borrowed $1.0 million from the note. On January 11, 2007, the Company provided Harmony Pharmacy a $4.0 million revolving credit facility. Harmony Pharmacy immediately borrowed $1.75 million from the credit facility. On February 16, 2007, the Company invested $1.8 million in HuaMei purchasing 450 shares of common stock. At the same time, the previously issued $200,000 convertible promissory note was exchanged for 50 shares of HuaMei common stock at the same price. On February 19, 2007, the Company invested an additional $8.4 million of common equity interest in Velocitius. On February 21, 2007 and May 4, 2007, the Company provided BP a $5.0 million and a $2.5 million second lien loan, respectively. On March 26, 2007, the Company extended a $1.0 million bridge loan to BENI. On March 30, 2007, the Company invested an additional $5.0 million in SP in the form of a subordinated term loan B. On May 1, 2007, the Company extended Line II to Velocitius. Velocitius immediately borrowed approximately $547,000. The balance of the line of credit as of October 31, 2007 was approximately $613,000. On May 8, 2007, the Company provided Baltic Motors a $5.5 million bridge loan. On May 9, 2007, the Company purchased 1.0 million shares of Dakota Growers preferred stock at a cost of $10.0 million. At that time, 65,000 shares of Dakota Growers common stock were converted to 65,000 shares of convertible preferred stock. On June 19, 2007, the Company increased the bridge loan to BENI to $2.0 million. The remaining available amount of $1.7 million was immediately drawn. On July 30, 2007, the Company provided Ohio Medical a $2.0 million convertible unsecured promissory note. On August 20, 2007, the Company contributed an additional $45,000 to MVC Partners increasing the Company’s limited liability interest. On September 27, 2007, the Company invested an additional $1.25 million in Ohio Medical by increasing the convertible unsecured promissory note to $3.25 million.

Issuances of Equity Securities by the Issuer:

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

Current balance sheet resources, which include the additional cash resources from the Credit Facility, are believed to be sufficient to finance current commitments. Current commitments include:

Commitments to/for Portfolio Companies:

At October 31, 2007, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at October 31, 2007
Timberland	$4.0 million	$4.0 million
Storage Canada	$6.0 million	$2.7 million
Marine	$2.0 million	—
BENI	$542,550	—
Octagon	$12.0 million	$4.1 million
Velocitius	$260,000	$191,084
Velocitius	$650,000	$612,882
Turf	$1.0 million	—
Harmony Pharmacy	$4.0 million	$4.0 million
Tekers	$2.0 million	—
U.S. Gas	$10.0 million	$84,882
U.S. Gas	$2.0 million	—

Total	$44.5 million	$15.7 million

On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.

On July 8, 2005 the Company extended to Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2007. The Company also receives a fee of 0.25% on the unused portion of the note. As of October 31, 2005, the total amount outstanding on the note was $3.25 million. On December 27, 2005, the Company exchanged $286,200 of the Timberland junior revolving line of credit for 28.62 shares of common stock at a price of $10,000 per share. As of January 31, 2006, the Company owned 478.62 common shares and the funded debt under the junior revolving line of credit has been reduced from $3.25 million to approximately $3.0 million. On September 12, 2006, the Company converted $409,091 of the Timberland junior revolving line of credit into 40.91 shares of common stock at a price of $10,000 per share. Effective September 22, 2006, the Company converted $225,000 of the Timberland junior revolving line of credit into 22.50 shares of common stock at a price of $10,000 per share. As of October 31, 2006 the Company owned 542.03 common shares and the funded debt under the junior revolving line of credit was $2.8 million. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. Net borrowings during the fiscal year ended October 31, 2007 were $1.2 million resulting in a balance at such date of $4.0 million.

On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment expires after one year, but may be renewed with the consent of both parties. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2006, the outstanding balance of the loan commitment was $2.0 million. Net borrowing during the fiscal year ended October 31, 2007 were $705,000 resulting in a balance of $2.7 million at such date.

On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. There was no amount outstanding on the revolving loan facility as of October 31, 2007.

On October 10, 2006, the Company agreed to guarantee a 375,000 Euro inventory financing facility for BENI, equivalent to approximately $542,550 at October 31, 2007.

On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. At October 31, 2006 the outstanding balance of the revolving credit facility provided to Octagon was $3.3 million. Net borrowings during the fiscal year ended October 31, 2007 were $800,000 resulting in a balance outstanding of $4.1 million at such date.

On October 30, 2006, the Company provided Line I to Velocitius on which Velocitius immediately borrowed $143,614. Line I expires on October 31, 2009 and bears annual interest at 8%. At October 31, 2006, the balance of the Line I was approximately $144,000. Net borrowings during the fiscal year ended October 31, 2007 were approximately $47,000. At October 31, 2007, there was approximately $191,000 outstanding.

On January 9, 2007, the Company extended to Turf a $1.0 million secured junior revolving note. Turf immediately borrowed $1.0 million on the note. The note bears annual interest at 12.5% and expires on May 1, 2008. The Company also receives a fee of 0.25% of the unused portion of the note. On May 1, 2007, Turf repaid the secured junior revolving note in full including accrued interest. There was no amount outstanding on the revolving note as of October 31, 2007.

On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. Net borrowings during the fiscal year ended October 31, 2007 were $4.0 million resulting in a balance outstanding of $4.0 million at such date.

On May 1, 2007, the Company provided Line II to Velocitius. Velocitius immediately borrowed $547,392. Line II expires on April 30, 2010 and bears annual interest at 8%. Net borrowings during the fiscal year ended October 31, 2007 were approximately $613,000. At October 31, 2007, there was approximately $613,000 outstanding.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.0 million at October 31, 2007.

On July 26, 2007, the Company provided a $10.0 million revolving credit facility and a $2.0 million junior revolver to U.S. Gas. The credit facility bears annual interest at LIBOR plus 6% and the revolver bears annual interest at 14%. The Company receives a fee of 0.50% on the unused portion of the credit facility and the revolver. The revolving credit facility and junior revolver expire on July 26, 2010. Net borrowings during the fiscal year ended October 31, 2007 on the revolving credit facility were approximately $85,000. At October 31, 2007, there was approximately $85,000 outstanding on the revolving credit facility. There was no amount outstanding on the junior revolver as of October 31, 2007.

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

Commitments of the Company:

On February 16, 2005, the Company entered into Sublease for a larger space in the building in which the Company’s current executive offices are located, which expired on February 28, 2007. Effective November 1, 2006, under the terms of the Advisory Agreement, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue.

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into the Credit Facility with Guggenheim as administrative agent for the lenders. At October 31, 2006, there was $50.0 million in term debt and $50.0 million on the Credit Facility outstanding. During the fiscal year ended October 31, 2007, the Company’s net repayments on the Credit Facility were $20.0 million. As of October 31, 2007, there was $50.0 million in term debt and $30.0 million outstanding on the revolving credit facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. The Credit Facility will expire on April 27, 2010, at which time all outstanding amounts under the Credit Facility will be due and payable. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

A summary of our contractual payment obligations as of October 31, 2007 is as follows:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Term Debt Portion of Credit Facility	$50,000,000	N/A	$50,000,000	N/A	N/A
Total Debt	$50,000,000	N/A	$50,000,000	N/A	N/A

Subsequent Events

Since October 31, 2007, additional net borrowings on the U.S. Gas revolving credit facility were approximately $2.6 million.

On November 6, 2007, the Company invested $750,000 in SGDA Europe BV in the form of common equity interest.

On November 14, 2007 and November 21, 2007, the Company made additional investments of approximately $200,000 and $17,000, respectively, in MVC Partners. In connection with these investments, MVC Partners has made an investment in MVC Acquisition Corp., a newly-formed blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We have agreed to serve as the corporate sponsor of MVC Acquisition Corp. Michael Tokarz, our Chairman and Portfolio Manager and the Manager of TTG Advisers, and Peter Seidenberg, our Chief Financial Officer, who serves in a similar capacity for TTG Advisers, currently serve as Chairman of the Board and Chief Financial Officer, respectively, for MVC Acquisition Corp. In connection with our sponsorship of MVC Acquisition Corp., we have agreed to purchase, through MVC Partners, an aggregate of $5,000,000 of warrants from MVC Acquisition Corp. concurrent with the consummation of its initial public offering. In addition, we anticipate the execution of a letter agreement with MVC Acquisition Corp., providing MVC Acquisition Corp. with a right of first review with respect to target businesses with a fair market value in excess of $250 million.

Since October 31, 2007, net repayments on the Octagon revolving credit facility were $650,000.

On November 26, 2007 and December 20, 2007, the Company made additional investments in Harmony Pharmacy in the form of a $1.0 million demand note. The note has an annual interest rate of 10%.

On November 30, 2007, the Company invested an additional $40.0 million in Ohio Medical in the form of a $10.0 million senior subordinated note and $30.0 million in convertible preferred stock. At this time, the

$3.25 million convertible unsecured subordinated promissory note was converted into preferred stock. The note has an annual interest rate of 16% and a maturity date of May 30, 2012.

On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC.

On December 20, 2007, the Company declared a dividend of $0.12 per share, or a total of approximately $2.9 million. The dividend is payable on January 9, 2008 to shareholders of record on December 31, 2007.

Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements:

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

Valuation of Portfolio Securities — Pursuant to the requirements of the 1940 Act, we value our portfolio securities at their current market values or, if market quotations are not readily available, at their estimates of fair values. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with our Valuation Procedures adopted by the board of directors. As permitted by the SEC, the board of directors has delegated the responsibility of making fair value determinations to the Valuation Committee, subject to the board of directors’ supervision and pursuant to our Valuation Procedures. Our board of directors may also hire independent consultants to review our Valuation Procedures or to conduct an independent valuation of one or more of our portfolio investments.

Pursuant to our Valuation Procedures, the Valuation Committee (which is currently comprised of three Independent Directors) determines fair valuations of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the statements of operations as “Net unrealized gain (loss) on investments.” Currently, our NAV per share is calculated and published on a monthly basis. The fair values determined as of the most recent quarter end are reflected, in the next calculated NAV per share. (If the Valuation Committee determines to fair value an investment more frequently than quarterly, the most recently determined fair value would be reflected in the published NAV per share.)

The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.

At October 31, 2007, approximately 80.59% of our total assets represented portfolio investments recorded at fair value (“Fair Value Investments”).

Initially, Fair Value Investments held by the Company are valued at cost (absent the existence of circumstances warranting, in management’s and the Valuation Committee’s view, a different initial value). During the period that a Fair Value Investment is held by the Company, its original cost may cease to represent an appropriate valuation, and other factors must be considered. No pre-determined formula can be applied to determine fair values. Rather, the Valuation Committee makes fair value assessments based upon the value at which the securities of the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties, other than in a forced or liquidation sale. The liquidity event whereby the Company exits an investment is generally the sale, the merger, the recapitalization or, in some cases, the initial public offering of the portfolio company.

There is no one methodology to determine fair value and, in fact, for any portfolio security, fair value may be expressed as a range of values, from which the Company derives a single estimate of fair value. To determine the fair value of a portfolio security, the Valuation Committee analyzes the portfolio company’s financial results and projections, publicly traded comparables when available, precedent exit transactions in the market when available, as well as other factors. The Company generally requires, where practicable, portfolio companies to provide annual audited and more regular unaudited financial statements, and/or annual projections for the upcoming fiscal year.

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

The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The Valuation Committee’s analysis of fair value may include various factors, such as multiples of EBITDA, cash flow(s), net income, revenues or in limited instances book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, or restructuring or related items.

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

When the Company receives nominal cost warrants or free equity securities (“nominal cost equity”) with a debt security, the Company allocates its cost basis in the investment between debt securities and nominal cost equity at the time of origination.

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. Origination and/or closing fees associated with investments in portfolio companies are accreted into income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as income. Prepayment premiums are recorded on loans when received.

For loans, debt securities, and preferred securities with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference that generally becomes due at maturity, the Company will not accrue payment-in-kind interest/dividends if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. However, the Company may accrue payment-in-kind interest if the health of the portfolio company and the underlying securities are not in question. All payment-in-kind interest that has been added to the principal balance or capitalized is subject to ratification by the Valuation Committee.

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

Investment Transactions and Related Operating Income — Investment transactions and related revenues and expenses are accounted for on the trade date (the date the order to buy or sell is executed). The cost of securities sold is determined on a first-in, first-out basis, unless otherwise specified. Dividend income and distributions on investment securities is recorded on the ex-dividend date. The tax characteristics of such distributions received from our portfolio companies will be determined by whether or not the distribution was made from the investment’s current taxable earnings and profits or accumulated taxable earnings and profits from prior years. Interest income, which includes accretion of discount and amortization of premium, if applicable, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Fee income includes fees for guarantees and services rendered by the Company or its wholly-owned subsidiary to portfolio companies and other third parties such as due diligence, structuring, transaction services, monitoring services, and investment advisory services. Guaranty fees are recognized as income over the related period of the guaranty. Due diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Monitoring and investment advisory services fees are generally recognized as income as the services are rendered. Any fee income determined to be loan origination fees, original issue discount, and market discount are capitalized and then amortized into income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as income and any unamortized original issue discount or market discount is recorded as a realized gain. For investments with payment-in-kind (“PIK”) interest and dividends, we base income and dividend accrual on the valuation of the PIK notes or securities received from the borrower. If the portfolio company indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities.

Cash Equivalents — For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents.

Restricted Securities — The Company will invest in privately placed restricted securities. These securities may be resold in transactions exempt from registration or to the public if the securities are registered. Disposal of these securities may involve time-consuming negotiations and expense, and a prompt sale at an acceptable price may be difficult.

Distributions to Shareholders — Distributions to shareholders are recorded on the ex-dividend date.

Income Taxes — It is the policy of the Company to meet the requirements for qualification as a RIC under Subchapter M of the Code. As a RIC, the Company is not subject to income tax to the extent that it distributes all of its investment company taxable income and net realized capital gains for its taxable year. The Company is also exempt from excise tax if it distributes at least 98% of its ordinary income and capital gains during each calendar year.

Our consolidated operating subsidiary, MVCFS, is subject to federal and state income tax. We use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Reclassifications — Certain amounts from prior years have had to be reclassified to conform to the current year presentation, if necessary.

Recent Accounting Pronouncements — In June 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This

Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Statement shall be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. We will adopt this Interpretation during the first quarter of 2008 as required. The effect of adoption of FIN No. 48 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. FASB Statement No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. FASB Statement No. 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FASB Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. FASB Statement No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. FASB Statement No. 157 is not expected to have a material impact on our consolidated financial statements.

Tax Status and Capital Loss Carryforwards:  As a RIC, the Company is not subject to federal income tax to the extent that it distributes all of its investment company taxable income and net realized capital gains for its taxable year (see Notes 13 and 14 “Notes to Consolidated Financial Statements”). This allows us to attract different kinds of investors than other publicly held corporations. The Company is also exempt from excise tax if it distributes at least 98% of its ordinary income and capital gains during each calendar year. At October 31, 2006, the Company had a net capital loss carryforward of $73,524,707. During fiscal year 2007, the Company offset capital loss carryforwards of $66,901,282 with current year capital gains primarily due to the sale of Baltic Motors and BM Auto. On October 31, 2007, the Company had a net capital loss carryforward of $6,623,425 remaining, of which $3,327,875 will expire in the year 2012 and $3,295,550 will expire in the year 2013. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed.

Capital loss carryforwards may be subject to additional limitations. As of October 31, 2007, the Company also had net unrealized capital losses of approximately $50.6 million.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represented approximately 80.59% of the Company’s total assets at October 31, 2007. As discussed in Note 5 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.

For a more complete description of the risk factors impacting an investment in our securities, including risk factors relating to market risks, please see item 1A, “Risk Factors”, beginning on page 15.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	October 31,	October 31,
	2007	2006

ASSETS
Assets
Cash and cash equivalents	$84,727,933	$66,217,123
Investments at fair value (cost $393,428,353 and $286,850,759 )
Non-control/Non-affiliated investments (cost $119,646,416 and $108,557,066)	85,543,666	71,848,976
Affiliate investments (cost $116,118,374 and $70,922,386)	127,959,158	74,498,140
Control investments (cost $157,663,563 and $107,371,307)	165,664,710	129,544,436

Total investments at fair value	379,167,534	275,891,552
Dividends, interest and fees receivable	3,105,100	1,617,511
Prepaid expenses	2,412,827	2,597,547
Prepaid taxes	228,159	—
Deferred tax	803,283	548,120
Deposits	25,156	120,000
Other assets	20,993	54,796

Total assets	$470,490,985	$347,046,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Revolving credit facility	$30,000,000	$50,000,000
Term loan	50,000,000	50,000,000
Provision for incentive compensation (Note 5)	17,875,496	7,172,352
Management fee payable	1,929,258	—
Employee compensation and benefits	—	1,635,600
Other accrued expenses and liabilities	977,953	774,048
Professional fees	558,091	402,133
Consulting fees	89,452	70,999
Taxes payable	—	33,455
Directors’ fees	(36,034)	(35,312)

Total liabilities	101,394,216	110,053,275

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 24,265,336 and 19,093,929 shares outstanding, respectively	283,044	231,459
Additional paid-in-capital	431,814,990	353,479,871
Accumulated earnings	24,375,844	22,026,261
Dividends paid to stockholders	(33,764,634)	(21,592,946)
Accumulated net realized loss	(6,283,708)	(73,016,601)
Net unrealized depreciation	(14,260,819)	(10,959,207)
Treasury stock, at cost, 4,039,112 and 4,052,019 shares held, respectively	(33,067,948)	(33,175,463)

Total shareholders’ equity	369,096,769	236,993,374

Total liabilities and shareholders’ equity	$470,490,985	$347,046,649

Net asset value per share	$15.21	$12.41

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
October 31, 2007

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments - 23.18% (a, c, g, f)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares)(d)		$5,000,003	$—
Amersham Corp.	Manufacturer of Precision - Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010(h)	$2,659,035	2,659,035	2,659,035
		Second Lien Seller Note 16.0000%, 06/30/2013 (b, h)	3,090,594	3,090,594	3,090,594

				5,749,629	5,749,629

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b, h)	17,829,579	17,549,872	17,829,580
		Term Loan A 9.3800%, 07/18/2011 (h)	2,550,000	2,514,351	2,514,351
		Term Loan B 11.5300%, 07/18/2011 (h)	2,000,000	1,972,222	1,972,222

				22,036,445	22,316,153

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d)		4,520,355	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d)		15,000,000	7,600,000
Henry Company	Building Products / Specialty Chemicals	Term Loan A 8.6280%, 04/06/2011 (h)	1,837,309	1,837,309	1,837,309
		Term Loan B 12.5025%, 04/06/2011 (h)	2,000,000	2,000,000	2,000,000

				3,837,309	3,837,309

Innovative Brands, LLC	Consumer Products	Term Loan 11.1250%, 09/25/2011 (h)	14,850,000	14,850,000	14,850,000
JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009 (b, h)	3,175,371	3,147,234	3,175,371
Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—
MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d)		3,750,000	—
SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—
Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d)		10,000,000	—
SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 13.1300%, 03/31/2011 (h)	7,392,634	7,361,420	7,392,634
		Senior Subordinated Debt 16.0000%, 03/31/2012 (b, h)	13,485,570	13,236,072	13,485,570

				20,597,492	20,878,204

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,320,500	1,326,047	1,320,500
		Term Loan 8.7500%, 10/06/2013 (h)	619,000	619,000	619,000
		Term Loan 8.7500%, 01/19/2014 (h)	705,000	705,000	705,000

				2,650,047	2,644,500

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 8.1425%, 12/08/2012 (h)	992,500	992,500	992,500
		Second Lien Seller Note 11.3318%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,492,500	4,492,500

Sub Total Non-control/Non-affiliated investments				119,646,416	85,543,666

Affiliate investments — 34.67% (a, c, g, f)
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b,h)	14,035,389	13,557,190	14,035,389
		Convertible Series A Preferred Stock (9 shares)(d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares)(d)		9,956,000	9,956,000

				23,557,190	24,035,389

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	10,161,950
		Convertible Preferred Stock (1,065,000) (d)		10,357,500	10,650,000

				15,879,242	20,811,950

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—
Genevac U.S. Holdings, Inc.	Laboratory Research Equipment	Senior Subordinated Debt 12.5000%, 01/03/2008 (e, h)	12,962,963	12,962,963	12,962,963
		Common Stock (140 shares) (b, e)		1,103,002	1,103,002

				14,065,965	14,065,965

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	2,000,000
Impact Confections, Inc.	Confections Manufacturing	Senior Subordinated Debt 17.0000%, 07/30/2009 (b, h)	5,718,372	5,664,803	5,718,372
	and Distribution	Senior Subordinated Debt 9.1287%, 07/29/2008(h)	325,000	323,388	325,000
		Common Stock (252 shares) (d)		2,700,000	2,700,000

				8,688,191	8,743,372

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	10,506,628	10,344,177	10,506,628
		Convertible Preferred Stock (20,000 shares) (b)		2,203,455	2,203,455

				12,547,632	12,710,083

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)
October 31, 2007

Company	Industry	Investment	Principal	Cost	Fair Value

Octagon Credit Investors, LLC	Financial Services	Term Loan 9.3790%, 12/31/2011 (h)	$5,000,000	$4,944,431	$5,000,000
		Revolving Line of Credit 9.3790%, 12/31/2011 (h)	4,100,000	4,100,000	4,100,000
		Limited Liability Company Interest		1,110,370	3,765,275

				10,154,801	12,865,275

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (1,666,667 shares) (d)		1,000,000	1,000,000
PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	9,000,000
Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (d)		5,564,716	9,064,716
		Preferred Stock (1,000,000 shares) (b, h)		9,660,637	12,562,408
		Warrants (d)		—	1,100,000

				15,225,353	22,727,124

Sub Total Affiliate investments				116,118,374	127,959,158

Control Investments — 44.88% (a, c, g, f)
auto MOTOL BENI	Automotive Dealership	Bridge Loan 12.0000%, 12/31/2007 (e, h)	2,000,000	2,000,000	2,000,000
		Common Stock (200 shares) (d, e)		2,000,000	2,700,000

				4,000,000	4,700,000

Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Revolving Credit Facility 10.0000%, 12/01/09 (h)	4,000,000	4,000,000	4,000,000
		Common Stock (2,000,000 shares) (d)		750,000	750,000

				4,750,000	4,750,000

MVC Automotive Group BV	Automotive Dealership	Common Equity Interest (d,e)		20,911,500	20,911,500
		Bridge Loan 10.0000%, 03/17/2008 (e,h)	19,088,500	19,088,500	19,088,500

				40,000,000	40,000,000

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		116,173	116,173
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	17,200,000
		Convertible Unsecured Subordinated Promissary Note 17.1288%, 07/30/2008 (h)	3,250,000	3,250,000	3,250,000

				20,250,000	20,450,000

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	2,600,000
SGDA Sanierungsgesellschaft	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e, h)	6,187,350	6,059,477	6,059,477
fur Deponien und Altlasten		Common Equity Interest (d, e)		438,551	560,000
		Preferred Equity Interest (d, e)		5,000,000	5,600,000

				11,498,028	12,219,477

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012 (b, h)	5,414,733	5,334,906	5,414,733
		Common Stock (800 shares) (d)		11,200,000	12,200,000

				16,534,906	17,614,733

Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and	Senior Subordinated Debt 14.5500%, 08/04/2009 (b, h)	6,860,431	6,824,441	6,860,431
	Irrigation Equipment	Junior Revolving Line of Credit 12.5000%, 07/07/2009 (h)	4,000,000	4,000,000	4,000,000
		Common Stock (542 shares) (d)		5,420,291	3,420,291
		Warrants (d)		—	—

				16,244,732	14,280,722

Turf Products, LLC	Distributor — Landscaping and	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	7,676,330	7,636,647	7,676,330
	Irrigation Equipment	Limited Liability Company Interest (d)		3,821,794	5,821,794
		Warrants (d)		—	—

				11,458,441	13,498,124

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	5,551,318	5,343,119	5,551,318
		Senior Credit Facility 12.2500% 7/26/2010 (h)	84,882	84,882	84,882
		Convertible Series B Preferred Stock (32,200 shares) (d)		500,000	500,000
		Convertible Series C Preferred Stock (8,216 shares) (d)		—	—
		Convertible Series F Preferred Stock (1,535 shares) (d)		—	—

				5,928,001	6,136,200

Velocitius B.V	Renewable Energy	Revolving Credit Facility I, 8.0000%, 10/31/2009 (e, h)	191,084	191,084	191,084
		Revolving Credit Facility II, 8.0000%, 04/30/2010 (e, h)	612,882	612,882	612,882
		Common Equity Interest (d, e)		11,395,315	11,395,315

				12,199,281	12,199,281

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d)		5,500,000	15,421
		Preferred Stock (6,443,188 shares) (d)		1,134,001	9,484,579

				6,634,001	9,500,000

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)
October 31, 2007

Company	Industry	Investment	Principal	Cost	Fair Value

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	$700,000	$700,000	$700,000
		Common Stock (81,000 shares) (d)		1,850,000	3,700,000

				2,550,000	4,400,000

WBS Carbons Acquistions Corp.	Specialty Chemicals	Bridge Loan 5.0000%, 11/22/2011 (b, h)	1,600,000	1,600,000	1,600,000
		Common Stock (400 shares) (d)		1,600,000	1,600,000

				3,200,000	3,200,000

Sub Total Control Investments				157,663,563	165,664,710

TOTAL INVESTMENT ASSETS 102.73% (f)				$393,428,353	$379,167,534

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except auto MOTOL BENI, Genevac U.S. Holdings, Inc., Lockorder Limited, SafeStone Technologies Limited, MVC Automotive, SGDA Sanierungsgesellschaft fur Deponien und Altlasten, SIA Tekers Invest and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $369,096,769 as of October 31, 2007.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

—	Denotes zero Cost/fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
October 31, 2006

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments — 30.32% (a, c, g, f)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d)		$5,000,003	$—
Amersham Corp.	Manufacturer of Precision - Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010(h)	$2,473,521	2,473,521	2,473,521
		Second Lien Seller Note 16.0000%, 06/30/2013 (b, h)	2,627,538	2,627,538	2,627,538

				5,101,059	5,101,059

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b, h)	10,041,165	9,862,650	10,041,165
		Term Loan A 9.6500%, 07/18/2011(h)	2,910,000	2,858,549	2,858,549
		Term Loan B 11.8000%, 07/18/2011(h)	2,000,000	1,964,638	1,964,638

				14,685,837	14,864,352

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d)		4,520,350	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d)		15,000,000	5,000,000
Henry Company	Building Products / Specialty Chemicals	Term Loan A 8.8244%, 04/06/2011(h)	3,000,000	3,000,000	3,000,000
		Term Loan B 13.0744%, 04/06/2011(h)	2,000,000	2,000,000	2,000,000

				5,000,000	5,000,000

Innovative Brands, LLC	Consumer Products	Term Loan 11.1250%, 09/22/2011(h)	15,000,000	15,000,000	15,000,000
JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009 (b, h)	3,035,844	2,988,002	3,035,844
MainStream Data	Technology Investments	Common Stock (5,786 shares) (d)		3,750,000	—
SafeStone Technologies PLC	Technology Investments	Preferred Stock (2,106,378 shares) (d, e)		4,015,402	—
Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d)		10,000,000	—
SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 13.3244%, 03/31/2011(h)	3,059,300	3,007,411	3,059,300
		Senior Subordinated Debt 16.0000%, 03/31/2012 (b, h)	12,959,013	12,653,021	12,959,013

				15,660,432	16,018,313

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013(h)	1,320,500	1,327,073	1,320,500
		Term Loan 8.7500%, 10/06/2013(h)	619,000	619,000	619,000

				1,946,073	1,939,500

Total Safety U.S., Inc.	Engineering Services	Term Loan A 9.8300%, 12/31/2010(h)	4,908,257	4,908,257	4,908,257
		Term Loan B 13.8300%, 12/31/2010(h)	981,651	981,651	981,651

				5,889,908	5,889,908

Sub Total Non-control/Non-affiliated investments				108,557,066	71,848,976

Affiliate investments — 31.43% (a, c, g, f)
Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,081,195 shares)		5,879,242	8,957,880
Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—
Impact Confections, Inc.	Confections Manufacturing	Senior Subordinated Debt 17.0000%, 07/30/2009 (b, h)	5,468,123	5,390,649	5,468,123
	and Distribution	Senior Subordinated Debt 9.3244%, 07/29/2008(h)	325,000	321,218	325,000
		Common Stock (252 shares) (d)		2,700,000	2,700,000

				8,411,867	8,493,123

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	10,091,111	9,899,988	10,091,111
		Convertible Preferred Stock (20,000 shares)(b)		2,035,652	2,035,652

				11,935,640	12,126,763

Octagon Credit Investors, LLC	Financial Services	Term Loan 9.5744%, 12/31/2011(h)	5,000,000	4,931,096	5,000,000
		Revolving Line of Credit 9.5744%, 12/31/2011(h)	3,250,000	3,250,000	3,250,000
		Limited Liability Company Interest		894,095	1,927,932

				9,075,191	10,177,932

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (1,666,667) (d)		1,000,000	1,000,000
		Second Lien Note 15.0000%, 06/08/2011 (b, h)	7,088,615	6,959,809	7,088,615

				7,959,809	8,088,615

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
October 31, 2006 — (Continued)

Company	Industry	Investment	Principal	Cost	Fair Value

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		$6,000,000	$6,000,000
Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (500,000 shares) (d)		5,000,000	8,500,000
		Preferred Stock (1,000,000 shares) (b, h)		9,660,637	11,053,827
		Warrants(d)		—	1,100,000

				14,660,637	20,653,827

Sub Total Affiliate investments				70,922,386	74,498,140

Control investments — 54.66% (a, c, g, f)
auto MOTOL BENI	Automotive Dealership	Common Stock (200 shares) (d, e)		2,000,000	2,000,000
Baltic Motors Corporation	Automotive Dealership	Senior Subordinated Debt 10.0000%, 06/24/2007 (e, h)	$4,500,000	4,500,000	4,500,000
		Bridge Loan 12.0000%, 12/22/2006 (e, h)	1,000,000	1,000,000	1,000,000
		Common Stock (60,684 shares) (d, e)		8,000,000	21,155,000

				13,500,000	26,655,000

Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Common Stock (2,000,000 shares) (d)		750,000	750,000
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	26,200,000
SGDA Sanierungsgesellschaft	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e, h)	6,187,350	5,989,710	5,989,710
fur Deponien und Altlasten		Common Equity Interest (d, e)		338,551	338,551
		Preferred Equity Interest (d, e)		5,000,000	5,000,000

				11,328,261	11,328,261

SIA BM Auto	Automotive Dealership	Common Stock (47,300 shares) (d, e)		8,000,000	8,000,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012 (b, h)	5,044,813	4,948,327	5,044,813
		Common Stock (800 shares) (d)		11,200,000	11,200,000

				16,148,327	16,244,813

Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and	Senior Subordinated Debt 14.4260%, 08/04/2009 (b, h)	6,607,859	6,551,408	6,607,859
	Irrigation Equipment	Junior Revolving Line of Credit 12.5000%, 07/07/2007(h)	2,829,709	2,829,709	2,829,709
		Common Stock (542 shares) (d)		5,420,291	4,420,291
		Warrants(d)		—	—
				—	—

				14,801,408	13,857,859

Turf Products, LLC	Distributor — Landscaping and	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	7,676,330	7,627,137	7,676,330
	Irrigation Equipment	Limited Liability Company Interest(d)		3,821,794	5,821,794
		Warrants (d)		—	—

				11,448,931	13,498,124

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		2,966,765	2,966,765
		Revolving Line of Credit 8.0000%, 10/31/2009 (e, h)	143,614	143,614	143,614

				3,110,379	3,110,379

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d)		5,500,000	—
		Preferred Stock (6,443,188 shares) (d)		1,134,001	3,400,000

				6,634,001	3,400,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011(h)	800,000	800,000	800,000
		Common Stock (81,000 shares)		1,850,000	3,700,000

				2,650,000	4,500,000

Sub Total Control Investments				107,371,307	129,544,436

TOTAL INVESTMENT ASSETS 116.41%(f)				$286,850,759	$275,891,552

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
October 31, 2006 — (Continued)

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except auto MOTOL BENI, Baltic Motors Corporation, Safestone Technologies PLC, SGDA Sanierungsgesellschaft fur Deponien und Altlasten,SIA BM Auto and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $236,993,374 as of October 31, 2006.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

—	Denotes zero cost/fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2007	October 31, 2006	October 31, 2005

Operating Income:
Dividend income
Affiliate investments	$469,037	$89,842	$1,346,760
Control investments	—	132,545	—

Total dividend income	469,037	222,387	1,346,760

Interest income (net of foreign taxes withheld of $0, $18,433, and $0, respectively)
Non-control/Non-affiliated investments	12,091,574	6,930,733	5,134,907
Affiliate investments	5,011,527	2,922,372	874,041
Control investments	5,254,144	3,833,499	2,101,808

Total interest income	22,357,245	13,686,604	8,110,756

Fee income
Non-control/Non-affiliated investments	921,311	1,187,954	398,520
Affiliate investments	1,671,940	470,530	232,256
Control investments	1,157,022	2,169,236	1,178,331

Total fee income	3,750,273	3,827,720	1,809,107

Other income	373,912	771,405	932,761

Total operating income	26,950,467	18,508,116	12,199,384

Operating Expenses:
Incentive compensation (Note 5)	10,813,362	6,055,024	1,117,328
Management fee	7,034,287	—	—
Interest and other borrowing costs	4,859,429	1,594,009	30,771
Other expenses	500,288	334,212	461,769
Legal fees	468,000	685,396	529,541
Insurance	408,606	471,711	590,493
Audit fees	345,000	381,944	287,797
Administration	287,573	194,826	137,191
Directors fees	234,000	205,071	148,875
Consulting fees	111,500	344,576	192,255
Printing and postage	107,700	129,438	71,785
Public relations fees	95,701	70,316	116,482
Employee compensation and benefits	—	3,498,571	2,336,242
Facilities	—	603,328	484,420

Total operating expenses	25,265,446	14,568,422	6,504,949

Net operating income before taxes	1,685,021	3,939,694	5,694,435

Tax (Benefit) Expenses:
Deferred tax benefit	(255,163)	(244,865)	(215,977)
Current tax (benefit) expense	(119,529)	403,937	115,044

Total tax (benefit) expense	(374,692)	159,072	(100,933)

Net operating income	2,059,713	3,780,622	5,795,368

Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gain (loss) on investments
Non-control/Non-affiliated investments	(73,842)	(151,877)	(6,684,320)
Affiliate investments	451,461	5,373,267	3,407,457
Control investments	66,516,647	—	—
Foreign currency	49,279	—	(18,687)

Total net realized gain (loss) on investments	66,943,545	5,221,390	(3,295,550)
Net change in unrealized (depreciation) appreciation on investments	(3,301,612)	38,334,356	23,768,366

Net realized and unrealized gain on investments	63,641,933	43,555,746	20,472,816

Net increase in net assets resulting from operations	$65,701,646	$47,336,368	$26,268,184

Net increase in net assets per share resulting from operations	$2.92	$2.48	$1.45

Dividends declared per share	$0.54	$0.48	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2007	October 31, 2006	October 31, 2005

Cash flows from Operating Activities:
Net increase in net assets resulting from operations	$65,701,646	$47,336,368	$26,268,184
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Realized (gain) loss	(66,943,545)	(5,221,390)	3,295,550
Net change in unrealized (appreciation) depreciation	3,301,612	(38,334,356)	(23,768,366)
Amortization of discounts and fees	(93,902)	(505,428)	(235,428)
Increase in accrued payment-in-kind dividends and interest	(2,850,999)	(2,183,786)	(1,370,777)
Increase in allocation of flow through income	(216,275)	(279,422)	(114,845)
Changes in assets and liabilities:
Interest and fees receivable	(1,487,589)	(715,013)	(474,207)
Prepaid expenses	184,720	(2,232,767)	(130,977)
Prepaid taxes	(228,159)	98,374	(98,374)
Deferred tax	(255,163)	(244,865)	(215,977)
Deposits	94,844	(120,000)	—
Other assets	33,803	33,804	(43,155)
Payable for investment purchased	—	(79,708)	79,708
Incentive compensation (Note 9)	10,703,144
Other Liabilities	637,797	7,492,705	1,576,079
Purchases of equity investments	(57,357,976)	(45,913,914)	(17,315,000)
Purchases of debt instruments	(114,538,723)	(111,105,943)	(37,950,271)
Purchases of short term investments	(9,902,105)	(406,066,963)	(313,505,406)
Proceeds from equity investments	83,022,172	10,593,459	23,396,719
Proceeds from debt instruments	52,303,760	37,895,884	10,796,111
Sales/maturities of short term investments	10,000,000	458,554,888	297,482,209

Net cash provided (used) by operating activities	(27,890,939)	(50,998,073)	(32,328,223)

Cash flows from Financing Activities:
Issuance of common stock	83,825,625	—	60,478,127
Offering expenses	(5,431,091)	—	—
Distributions to shareholders paid	(11,992,785)	(9,081,994)	(4,572,359)
Net borrowings under (repayments on) revolving credit facility	(20,000,000)	100,000,000	(10,427,296)

Net cash provided by financing activities	46,401,749	90,918,006	45,478,472

Net change in cash and cash equivalents for the year	18,510,810	39,919,933	13,150,249

Cash and cash equivalents, beginning of year	66,217,123	26,297,190	13,146,941

Cash and cash equivalents, end of year	$84,727,933	$66,217,123	$26,297,190

The accompanying notes are an integral part of these consolidated financial statements.

During the year ended October 31, 2007, 2006 and 2005 MVC Capital, Inc. paid $4,759,794, $1,471,556, and $32,185 in interest expense, respectively.

During the year ended October 31, 2007, 2006 and 2005 MVC Capital, Inc. paid $144,603, $217,204 and $379,623 in income taxes, respectively.

Non-cash activity:

During the years ended October 31, 2007, 2006 and 2005, MVC Capital, Inc. recorded payment in kind dividend and interest of $2,850,999, $2,183,786 and $1,370,777, respectively. This amount was added to the principal balance of the investments and recorded as interest/dividend income.

During the years ended October 31, 2007, 2006 and 2005, MVC Capital, Inc. was allocated $368,347, $587,273 and $244,557, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of this amount, $152,072, $307,851 and $129,712, respectively, was received in cash and the balance of $216,275, $279,422 and $114,845, respectively, was undistributed and therefore increased the cost of the investment. The fair value was then increased by the Fund’s Valuation Committee.

On August 3, 2005, MVC Capital, Inc. re-issued 826 shares of treasury stock, in lieu of a $8,317 cash distribution, in accordance with the Fund’s dividend reinvestment plan.

On November 2, 2005, MVC Capital, Inc. re-issued 1,904 shares of treasury stock, in lieu of a $19,818 cash distribution, in accordance with the Fund’s dividend reinvestment plan.

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

On February 1, 2006, MVC Capital, Inc. re-issued 1,824 shares of treasury stock, in lieu of a $19,953 cash distribution, in accordance with the Fund’s dividend reinvestment plan.

On April 28, 2006, MVC Capital, Inc. increased the availability under the SGDA Sanierungsgesellschaft fur Deponien und Altlasten (“SGDA”) revolving credit facility by $300,000. The SGDA bridge note for $300,000 was added to the revolving credit facility and the bridge loan was removed from MVC Capital’s books as a part of the refinancing.

On May 1, 2006, MVC Capital, Inc. re-issued 1,734 shares of treasury stock, in lieu of a $19,761 cash distribution, in accordance with the Fund’s dividend reinvestment plan.

On August 1, 2006, MVC Capital, Inc. re-issued 1,901 shares of treasury stock, in lieu of a $22,240 cash distribution, in accordance with the Fund’s dividend reinvestment plan.

On November 1, 2006, MVC Capital, Inc. re-issued 2,326 shares of treasury stock, in lieu of a $28,871 cash distribution, in accordance with the Fund’s dividend reinvestment plan.

On January 5, 2007, MVC Capital, Inc. re-issued 3,684 shares of treasury stock, in lieu of a $48,641 cash distribution, in accordance with the Fund’s dividend reinvestment plan.

On February 16, 2007, MVC Capital, Inc. exchanged the $200,000 HuaMei Capital Company convertible promissory note for 50 shares of its common stock.

The accompanying notes are an integral part of these consolidated financial statements.

On April 16, 2007, the assets and liabilities of Safestone Technologies PLC were transferred to two new companies, Lockorder and Safestone Limited. The Company received 21,064 shares of Safestone Limited and 21,064 shares of Lockorder as a result of this corporate action. On a combined basis, there was no change in the cost basis or fair value due to this transaction.

On May 1, 2007, MVC Capital, Inc. re-issued 4,127 shares of treasury stock, in lieu of a $59,910 cash distribution, in accordance with the Fund’s dividend reinvestment plan.

On May 9, 2007, MVC Capital Inc. exchanged 65,000 shares of Dakota Growers Pasta Company, Inc. Common Stock for 65,000 shares of Convertible Preferred Stock.

On August 1, 2007, MVC Capital, Inc. re-issued 2,770 shares of treasury stock, in lieu of a $41,480 cash distribution, in accordance with the Fund’s dividend reinvestment plan.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2007	October 31, 2006	October 31, 2005

Operations:
Net operating income	$2,059,713	$3,780,622	$5,795,368
Net realized gain (loss)	66,943,545	5,221,390	(3,295,550)
Net change in unrealized appreciation (depreciation)	(3,301,612)	38,334,356	23,768,366

Net increase in net assets from operations	65,701,646	47,336,368	26,268,184

Shareholder Distributions:
Distributions to shareholders	(12,171,688)	(9,163,765)	(4,580,676)

Net decrease in net assets from shareholder distributions	(12,171,688)	(9,163,765)	(4,580,676)

Capital Share Transactions:
Issuance of common stock	83,825,625	—	60,478,127
Reissuance of treasury stock to purchase investment	—	—	1,400,000
Offering expenses	(5,431,091)	—	(402,296)
Reissuance of treasury stock in lieu of cash dividend	178,903	81,771	8,317

Net increase in net assets from capital share transactions	78,573,437	81,771	61,484,148

Total increase in net assets	132,103,395	38,254,374	83,171,656

Net assets, beginning of year	236,993,374	198,739,000	115,567,344

Net assets, end of year	$369,096,769	$236,993,374	$198,739,000

Common shares outstanding, end of year	24,265,336	19,093,929	19,086,566

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the	For the	For the	For the		For the
	Year Ended	Year Ended	Year Ended	Year Ended		Year Ended
	October 31,	October 31,	October 31,	October 31,		October 31,
	2007	2006	2005	2004		2003

Net asset value, beginning of year	$12.41	$10.41	$9.40	$8.48		$11.84
Gain (loss) from operations:
Net operating income gain (loss)	0.13	0.20	0.32	—		(0.53)
Net realized and unrealized gain (loss) on investments	2.79	2.28	1.13	0.91		(2.89)

Total gain (loss) from investment operations	2.92	2.48	1.45	0.91		(3.42)

Less distributions from:
Income	(0.54)	(0.48)	(0.24)	—		—
Return of capital	—	—	—	(0.12)		—

Total distributions	(0.54)	(0.48)	(0.24)	(0.12)		—

Capital share transactions
Anit-dilutive (Dilutive) effect of share issuance	0.42	—	(0.20)	—		—
Anti-dilutive effect of share repurchase program	—	—	—	0.13		0.06

Total capital share transactions	0.42	—	(0.20)	0.13		0.06

Net asset value, end of year	$15.21	$12.41	$10.41	$9.40		$8.48

Market value, end of year	$17.06	$13.08	$11.25	$9.24		$8.10

Market premium (discount)	12.16%	5.40%	8.07%	(1.70)%		(4.48)%
Total Return — At NAV(a)	27.39%	24.23%	13.36%	12.26%		(28.38)%
Total Return — At Market(a)	35.02%	20.75%	24.38%	15.56%		2.53%
Ratios and Supplemental Data:
Net assets, end of year (in thousands)	$369,097	$236,993	$198,739	$115,567		$137,008
Ratios to average net assets:
Expenses excluding incentive compensation, interest and other borrowing costs	2.88%	3.29%	3.03%	3.74	%(c)	7.01	%(b)
Expenses excluding incentive compensation	4.40%	4.03%	3.05%	3.74	%(c)	7.01	%(b)
Expenses excluding tax expense (benefit)	7.89%	6.78%	3.75%	3.68	%(c)	7.01	%(b)
Expenses including tax expense (benefit), incentive compensation, interest and other borrowing costs	7.78%	6.85%	3.69%	3.74	%(c)	7.01	%(b)
Net operating income (loss) before incentive compensation, interest and other borrowing costs	5.54%	5.32%	4.00%	0.02%		(5.22	%)(b)
Net operating income (loss) before incentive compensation	4.02%	4.58%	3.98%	0.02%		(5.22	%) (b)
Net operating income (loss) before tax expense (benefit)	0.53%	1.83%	3.28%	0.08%		(5.22	%)(b)
Net operating income (loss) after tax expense (benefit), incentive compensation, interest and other borrowing costs	0.64%	1.76%	3.34%	0.02%		(5.22	%)(b)

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b)	The expense ratio for the year ended October 31, 2003 included approximately $4.0 million of proxy/litigation fees and expenses. When these fees and expenses are excluded, the Fund’s expense ratio was 4.52% and the net operating loss was (2.74%).

(c)	The expense ratio for the year ended October 31, 2004, included a one-time expense recovery of approximately $250,000. For the year ended October 31, 2004, without this one-time recovery, the expense ratio, excluding and including tax expense would have been 3.89% and 3.95%, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Notes to Consolidated Financial Statements
October 31, 2007

1.	Organization and Business Purpose

MVC Capital, Inc., formerly known as meVC Draper Fisher Jurvetson Fund I, Inc., is a Delaware corporation organized on December 2, 1999 which commenced operations on March 31, 2000. On December 2, 2002 the Company announced that it would begin doing business under the name MVC Capital. The Company’s investment objective is to seek to maximize total return from capital appreciation and/or income. The Company seeks to achieve its investment objective by providing equity and debt financing to companies that are, for the most part, privately owned (“Portfolio Companies”). The Company’s current investments in Portfolio Companies consist principally of senior and subordinated loans, venture capital, mezzanine and preferred instruments and private equity investments.

The Company has elected to be treated as a business development company under the 1940 Act. The shares of the Company commenced trading on the NYSE under the symbol MVC on June 26, 2000.

The Company had entered into an advisory agreement with meVC Advisers, Inc. (the “Former Advisor”) which had entered into a sub-advisory agreement with Draper Fisher Jurvetson MeVC Management Co., LLC (the “Former Sub-Advisor”). On June 19, 2002, the Former Advisor resigned without prior notice to the Company as the Company’s investment advisor. This resignation resulted in the automatic termination of the agreement between the Former Advisor and the Former Sub-Advisor to the Company. As a result, the Company’s board internalized the Company’s operations, including management of the Company’s investments.

At the February 28, 2003 Annual Meeting of Shareholders, a new board of directors replaced the former board of directors of the Company (the “Former Board”) in its entirety. On March 6, 2003, the results of the election were certified by the Inspector of Elections, whereupon the Board terminated John M. Grillos, the Company’s previous CEO. Shortly thereafter, other members of the Company’s senior management team, who had previously reported to Mr. Grillos, resigned. With these significant changes in the Board and management of the Company, the Company operated in a transition mode and, as a result, no portfolio investments were made from early March 2003 through the end of October 2003 (the end of the Fiscal Year). During this period, the Board explored various alternatives for a long-term management plan for the Company. Accordingly, at the September 16, 2003 Special Meeting of Shareholders, the Board voted and approved the Company’s revised business plan.

On November 6, 2003, Michael Tokarz assumed his position as Chairman, Portfolio Manager and Director of the Company. Mr. Tokarz is compensated by the Company based upon his positive performance as the Portfolio Manager.

On March 29, 2004 at the Annual Shareholders meeting, the shareholders approved the election of Emilio Dominianni, Robert S. Everett, Gerald Hellerman, Robert C. Knapp and Michael Tokarz to serve as members of the board of directors of the Company and adopted an amendment to the Company’s Certificate of Incorporation authorizing the changing of the name of the Company from “meVC Draper Fisher Jurvetson Fund I, Inc.” to “MVC Capital, Inc.”

On July 7, 2004 the Company’s name change from “meVC Draper Fisher Jurvetson Fund I, Inc.” to “MVC Capital, Inc.” became effective.

On July 16, 2004 the Company commenced the operations of MVC Financial Services, Inc.

On September 7, 2006, the stockholders of MVC Capital approved the adoption of the Advisory Agreement. The approved Advisory Agreement, which was entered into on October 31, 2006, provides for external management of the Company by TTG Advisers, which is led by Michael Tokarz. The agreement took effect on November 1, 2006. Upon the effectiveness of the Advisory Agreement on November 1, 2006, Mr. Tokarz’s employment agreement with the Company terminated. All of the individuals (including the Company’s investment professionals) that had been previously employed by the Company as of the fiscal year ended October 31, 2006 became employees of TTG Advisers.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

2.	Consolidation

On July 16, 2004, the Company formed a wholly owned subsidiary company, MVCFS. MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Company and the Company’s portfolio companies. The Company does not hold MVCFS for investment purposes and does not intend to sell MVCFS. The results of MVCFS are consolidated into the Company and all inter-company accounts have been eliminated in consolidation.

3.	Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements:

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

Valuation of Portfolio Securities — Pursuant to the requirements of the 1940 Act, we value our portfolio securities at their current market values or, if market quotations are not readily available, at their estimates of fair values. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with Valuation Procedures adopted by our board of directors. As permitted by the SEC, the board of directors has delegated the responsibility of making fair value determinations to the Valuation Committee, subject to the board of directors’ supervision and pursuant to our Valuation Procedures. Our board of directors may also hire independent consultants to review our Valuation Procedures or to conduct an independent valuation of one or more of our portfolio investments.

Pursuant to our Valuation Procedures, the Valuation Committee (which is currently comprised of three Independent Directors) determines fair valuations of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the statements of operations as “Net unrealized gain (loss) on investments.” Currently, our NAV per share is calculated and published on a monthly basis. The fair values determined as of the most recent quarter end are reflected, in the next calculated NAV per share. (If the Valuation Committee determines to fair value an investment more frequently than quarterly, the most recently determined fair value would be reflected in the published NAV per share.)

The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.

At October 31, 2007, approximately 80.59% of our total assets represented portfolio investments recorded at fair value.

Initially, Fair Value Investments held by the Company are valued at cost (absent the existence of circumstances warranting, in management’s and the Valuation Committee’s view, a different initial value). During the period that a Fair Value Investment is held by the Company, its original cost may cease to represent an appropriate valuation, and other factors must be considered. No pre-determined formula can be applied to determine fair values. Rather, the Valuation Committee makes fair value assessments based upon the value at which the securities of the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties, other than in a forced or liquidation sale. The liquidity event whereby the Company exits an investment is generally the sale, the merger, the recapitalization or, in some cases, the initial public offering of the portfolio company.

There is no one methodology to determine fair value and, in fact, for any portfolio security, fair value may be expressed as a range of values, from which the Company derives a single estimate of fair value. To determine the fair value of a portfolio security, the Valuation Committee analyzes the portfolio company’s financial results and

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

projections, publicly traded comparables when available, precedent exit transactions in the market when available, as well as other factors. The Company generally requires, where practicable, portfolio companies to provide annual audited and more regular unaudited financial statements, and/or annual projections for the upcoming fiscal year.

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

The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The Valuation Committee’s analysis of fair value may include various factors, such as multiples of EBITDA, cash flow(s), net income, revenues or in limited instances book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, or restructuring or related items.

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

When the Company receives nominal cost warrants or free equity securities (“nominal cost equity”) with a debt security, the Company allocates its cost basis in the investment between debt securities and nominal cost equity at the time of origination.

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. Origination and/or closing fees associated with investments in portfolio companies are accreted into income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as income. Prepayment premiums are recorded on loans when received.

For loans, debt securities, and preferred securities with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference that generally becomes due at maturity, the Company will not accrue payment-in-kind interest/dividends if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. However, the Company may accrue payment-in-kind interest if the health of the portfolio company and the underlying securities are not in question. All

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

payment-in-kind interest that has been added to the principal balance or capitalized is subject to ratification by the Valuation Committee.

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

Investment Transactions and Related Operating Income — Investment transactions and related revenues and expenses are accounted for on the trade date (the date the order to buy or sell is executed). The cost of securities sold is determined on a first-in, first-out basis, unless otherwise specified. Dividend income and distributions on investment securities is recorded on the ex-dividend date. The tax characteristics of such distributions received from our portfolio companies will be determined by whether or not the distribution was made from the investment’s current taxable earnings and profits or accumulated taxable earnings and profits from prior years. Interest income, which includes accretion of discount and amortization of premium, if applicable, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Fee income includes fees for guarantees and services rendered by the Company or its wholly-owned subsidiary to portfolio companies and other third parties such as due diligence, structuring, transaction services, monitoring services, and investment advisory services. Guaranty fees are recognized as income over the related period of the guaranty. Due diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Monitoring and investment advisory services fees are generally recognized as income as the services are rendered. Any fee income determined to be loan origination fees, original issue discount, and market discount are capitalized and then amortized into income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as income and any unamortized original issue discount or market discount is recorded as a realized gain. For investments with PIK interest and dividends, we base income and dividend accrual on the valuation of the PIK notes or securities received from the borrower. If the portfolio company indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities.

Cash Equivalents — For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents.

Restricted Securities — The Company will invest in privately placed restricted securities. These securities may be resold in transactions exempt from registration or to the public if the securities are registered. Disposal of these securities may involve time-consuming negotiations and expense, and a prompt sale at an acceptable price may be difficult.

Distributions to Shareholders — Distributions to shareholders are recorded on the ex-dividend date.

Income Taxes — It is the policy of the Company to meet the requirements for qualification as a RIC under Subchapter M of the Code. The Company is not subject to income tax to the extent that it distributes all of its investment company taxable income and net realized gains for its taxable year. The Company is also exempt from excise tax if it distributes most of its ordinary income and/or capital gains during each calendar year.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

Our consolidated operating subsidiary, MVCFS, is subject to federal and state income tax. We use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Reclassifications — Certain amounts from prior years have had to be reclassified to conform to the current year presentation, if necessary.

Recent Accounting Pronouncements — In June 2006, FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standard (“Statement”) No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Statement will be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. We will adopt this Interpretation during the first quarter of fiscal year 2008 as required. The effect of adoption of FIN No. 48 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. Statement No. 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. This guidance, as required, will be applicable to our financial statements for our fiscal year 2009. Statement No. 157 is not expected to have a material impact on our consolidated financial statements.

4.	Management

On November 6, 2003, Michael Tokarz assumed his positions as Chairman, Portfolio Manager and Director of the Company. From November 6, 2003 to October 31, 2006, the Company was internally managed. Under internal management, Mr. Tokarz was entitled to compensation pursuant to his agreement with the Company, under which the Company was required to pay Mr. Tokarz incentive compensation in an amount equal to the lesser of (a) 20% of the net income of the Company for the fiscal year; or (b) the sum of (i) 20% of the net capital gains realized less unrealized depreciation by the Company in respect of the investments made during his tenure as Portfolio Manager; and (ii) the amount, if any, by which the Company’s total expenses for a fiscal year were less than two percent of the Company’s net assets (determined as of the last day of the period). Mr. Tokarz has determined to allocate a portion of the incentive compensation to certain employees of the Company. For the fiscal year ended October 31, 2006, Mr. Tokarz received no cash or other compensation from the Company pursuant to his contract. For more information, please see Note 5 of our consolidated financial statements, “Incentive Compensation.”

On February 20, 2006, Robert Everett resigned from the Company’s board of directors. Mr. Everett’s resignation did not involve a disagreement with the Company on any matter.

On February 23, 2006, in accordance with the recommendation of the Nominating/Corporate Governance/Strategy Committee of the Company’s board of directors, Mr. William E. Taylor was appointed to serve on the Company’s board of directors. Mr. Taylor was also appointed to serve on the Audit Committee and Nominating/Corporate Governance/Strategy Committee of the Company’s board of directors.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

On May 30, 2006, the Company’s board of directors, including all of the Independent Directors (Mr. Tokarz recused himself from making a determination on this matter), unanimously approved the Advisory Agreement, which provides for the Company to be managed externally by TTG Advisers, which is controlled exclusively by Mr. Tokarz. On September 7, 2006, shareholders approved the Advisory Agreement at the annual meeting of shareholders.

Upon the Advisory Agreement’s effectiveness on November 1, 2006, Mr. Tokarz’s agreement with the Company was terminated. Under the terms of the Advisory Agreement, the Company pays TTG Advisers a base management fee and an incentive fee for its provision of investment advisory and management services.

On April 4, 2007, in accordance with the recommendation of the Nominating/Corporate Governance/Strategy Committee of the Company’s board of directors, Mr. Warren E. Holtsberg was appointed to serve on the Company’s board of directors.

On June 28, 2007, all of the Company’s directors were re-elected to serve on the Board until the next annual meeting of stockholders.

Under the terms of the Advisory Agreement, TTG Advisers determines, consistent with the Company’s investment strategy, the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes. TTG Advisers also identifies, and negotiates the structure of the Company’s investments (including performing due diligence on prospective portfolio companies), closes and monitors the Company’s investments, determines the securities and other assets purchased, retains or sells and oversees the administration, recordkeeping and compliance functions of the Company and/or third parties performing such functions for the Company. TTG Advisers’ services under the Advisory Agreement are not exclusive, and it may furnish similar services to other entities. Pursuant to the Advisory Agreement, the Company is required to pay TTG Advisers a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at 2.0% per annum of the Company’s total assets excluding cash and the value of any investment by the Company not made in portfolio companies (“Non-Eligible Assets”) but including assets purchased with borrowed funds that are not Non-Eligible Assets. The incentive fee consists of two parts: (i) one part is based on our pre-incentive fee net operating income; and (ii) the other part is based on the capital gains realized on our portfolio of securities acquired after November 1, 2003. The Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in a given fiscal year. For more information, please see Note 5 of our consolidated financial statements, “Incentive Compensation.”

5.	Incentive Compensation

Effective November 1, 2006, Mr. Tokarz’s employment agreement with the Company terminated and the obligations under Mr. Tokarz’s agreement were superseded by those under the Advisory Agreement entered into with TTG Advisers. Pursuant to the Advisory Agreement, the Company pays an incentive fee to TTG Advisers which is generally: (i) 20% of pre-incentive fee net operating income and (ii) 20% of net realized capital gains less unrealized depreciation (on our portfolio securities acquired after November 1, 2003). TTG Advisers is entitled to an incentive fee with respect to our pre-incentive fee net operating income in each fiscal quarter as follows: no incentive fee in any fiscal quarter in which our pre-incentive fee net operating income does not exceed the hurdle rate of 1.75% of net assets, 100% of our pre-incentive fee net operating income with respect to that portion of such pre-incentive fee net operating income, if any, that exceeds the hurdle rate but is less than 2.1875% of net assets in any fiscal quarter and 20% of the amount of our pre-incentive fee net operating income, if any, that exceeds 2.1875% of net assets in any fiscal quarter. Under the Advisory Agreement, the accrual of the provision for incentive

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

compensation for net realized capital gains is consistent with the accrual that was required under the employment agreement with Mr. Tokarz.

Under internal management, Mr. Tokarz was entitled to compensation pursuant to his agreement with the Company, under which the Company was required to pay Mr. Tokarz incentive compensation in an amount equal to the lesser of (a) 20% of the net income of the Company for the fiscal year; or (b) the sum of (i) 20% of the net capital gains less unrealized depreciation realized by the Company in respect of the investments made during his tenure as Portfolio Manager; and (ii) the amount, if any, by which the Company’s total expenses for a fiscal year were less than two percent of the Company’s net assets (determined as of the last day of the period).

At October 31, 2006, the provision for estimated incentive compensation was $7,172,352. During the fiscal year ended October 31, 2007, this provision was increased by a net amount of $10,703,144 to $17,875,496. The increase in the provision for incentive compensation during the fiscal year ended October 31, 2007 was primarily a result of the sale of Baltic Motors and BM Auto for a combined realized gain of $66.5 million. The difference between the amount received from the sale and Baltic Motors and BM Auto’s combined carrying value at October 31, 2006 was $53.3 million. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Dakota Growers, Octagon, SGDA, PreVisor, Tekers, BENI, Summit, and Vitality) by a total of $9.6 million and decrease the fair values of Ohio Medical and Timberland by a total of $10.0 million. During the fiscal year ended October 31, 2006, Mr. Tokarz was paid no cash or other compensation. However, on October 2, 2006, the Company realized a gain of $551,092 from the sale of a portion of the Company’s LLC membership interest in Octagon. This transaction triggered an incentive compensation payment obligation of $110,218 to Mr. Tokarz, which was paid on January 12, 2007. After the increase in the provision due to the sale of Baltic Motors and BM Auto and the decrease in the provision due to the overall impact of the Valuation Committee’s determinations and payment made to Mr. Tokarz, the balance of the incentive compensation provision, at October 31, 2007, was $17,875,496. Pursuant to the Advisory Agreement, incentive compensation payments will be made to TTG Advisers only upon the occurrence of a realization event (as defined under such agreement). On July 24, 2007, as discussed in “Realized Gains and Losses on Portfolio Securities,” the Company realized a gain of $66.5 million from the sale of Baltic Motors and BM Auto. This transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment is not required to be made until the precise amount of the payment obligation is confirmed based on the Company’s completed audited financials for the fiscal year 2007. Subject to confirmation following the audit, the payment obligation to TTG Advisers from this transaction is approximately $12.9 million (which is 20% of the realized gain from the sale less unrealized depreciation on the portfolio) and is expected to be paid during the first quarter of the Company’s fiscal year 2008. During the fiscal year ended October 31, 2007, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

6.	Dividends and Distributions to Shareholders

As a RIC, the Company is required to distribute to its shareholders, in a timely manner, at least 90% of its investment company taxable income and tax-exempt income each year. If the Company distributes, in a calendar year, at least 98% of its ordinary income for such calendar year and its capital gain net income for the 12-month period ending on October 31 of such calendar year (as well as any portion of the respective 2% balances not distributed in the previous year), it will not be subject to the 4% non-deductible federal excise tax on certain undistributed income of RICs.

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

For the Fiscal Year Ended October 31, 2007

On December 14, 2006, the Company’s board of directors declared a dividend of $0.12 per share and an additional dividend of $0.06 per share. Both dividends were payable on January 5, 2007 to shareholders of record on December 28, 2006. The ex-dividend date was December 26, 2006. The total distribution amounted to $3,437,326, including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 3,682 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

On April 13, 2007, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on April 30, 2007 to shareholders of record on April 23, 2007. The ex-dividend date was April 19, 2007. The total distribution amounted to $2,911,013, including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 4,127 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

On July 13, 2007, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on July 31, 2007 to shareholders of record on July 24, 2007. The ex-dividend date was July 20, 2007. The total distribution amounted to $2,911,507, including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 2,769 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

On October 12, 2007, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on October 31, 2007 to shareholders of record on October 24, 2007. The ex-dividend date was October 22, 2007. The total distribution amounted to $2,911,840, including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 15,821 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

For the Fiscal Year Ended October 31, 2006

On December 20, 2005, the Company’s board of directors declared a dividend of $0.12 per share payable on January 31, 2006 to shareholders of record on December 30, 2005. The ex-dividend date was December 28, 2005. The total distribution amounted to $2,290,616 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 1,824 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

On April 11, 2006, the Company’s board of directors declared a dividend of $0.12 per share payable on April 28, 2006 to shareholders of record on April 21, 2006. The ex-dividend date was April 19, 2006. The total distribution amounted to $2,290,835 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 1,734 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

On July 14, 2006, the Company’s board of directors declared a dividend of $0.12 per share payable on July 31, 2006 to shareholders of record on July 24, 2006. The ex-dividend date was July 20, 2006. The total distribution amounted to $2,291,043 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 1,901 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

On October 13, 2006, the Company’s board of directors declared a dividend of $0.12 per share payable on October 31, 2006 to shareholders of record on October 24, 2006. The ex-dividend date was October 20, 2006. The

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

total distribution amounted to $2,291,271 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 2,327 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

For the Fiscal Year Ended October 31, 2005

On July 11, 2005, the Company’s board of directors announced that it has approved the Company’s establishment of a policy seeking to pay quarterly dividends to shareholders. For the quarter, the board of directors declared a dividend of $.12 per share payable on July 29, 2005 to shareholders of record on July 22, 2005. The ex-dividend date was July 20, 2005. The total distribution amounted to $2,290,289. In accordance with the Plan, the Plan Agent re-issued 826 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

On October 10, 2005, the Company’s board of directors declared a dividend of $.12 per share payable on October 31, 2005 to shareholders of record on October 21, 2005. The ex-dividend date was October 19, 2005. The total distribution amounted to $2,290,387. In accordance with the Plan, the Plan Agent re-issued 1,904 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

7.	Transactions with Other Parties

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. For example, the Company has a code of ethics that generally prohibits, among others, any officer or director of the Company from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. As a business development company, the 1940 Act also imposes regulatory restrictions on the Company’s ability to engage in certain related party transactions. However, the Company is permitted to co-invest in certain portfolio companies with its affiliates to the extent consistent with applicable law or regulation and, if necessary, subject to specified conditions set forth in an exemptive order obtained from the SEC. During the past four fiscal years, no transactions were effected pursuant to the exemptive order. As a matter of policy, our board of directors has required that any related-party transaction (as defined in Item 404 of Regulation S-K) must be subject to the advance consideration and approval of the Independent Directors, in accordance with applicable procedures set forth in Section 57(f) of the 1940 Act.

The principal equity owner of TTG Advisers is Mr. Tokarz, our Chairman. Our senior officers and Mr. Holtsberg have other financial interests in TTG Advisers (i.e., based on TTG Advisers’ performance). In addition, our officers and the officers and employees of TTG Advisers may serve as officers, directors or principals of entities that operate in the same or related line of business as we do or of investment funds managed by TTG Advisers or our affiliates. However, TTG Advisers intends to allocate investment opportunities in a fair and equitable manner. Our board of directors has approved a specific policy in this regard which is set forth in our Form 10-K filed on January 10, 2007.

In connection with the Company’s investment in Velocitius, we have entered into consulting services arrangements with Jasper Energy, LLC (“Jasper”). Under the terms of the arrangements, Jasper provides management consulting services relating to Velocitius’ acquisition of certain wind farms and is to be paid an ongoing monthly service fee of approximately 8,000 euros ($10,000), a fee equal to 9% of the profit distributions attributable to the wind farm projects and a one-time fee equal to 2% of the equity purchase price of the wind farms (estimated currently at 175,000 euros ($220,000)). Mr. Tokarz, our Chairman and Portfolio Manager, has a minority ownership interest in Jasper. Our board of directors, including all of our Independent Directors (Mr. Tokarz recused himself from making a determination on this matter), approved each of the arrangements with Jasper.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Concentration of Market and Credit Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments (other than cash equivalents), which represented approximately 80.59% of the Company’s total assets at October 31, 2007. As discussed in Note 9, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.

9.	Portfolio Investments

For the Fiscal Year Ended October 31, 2007

During the fiscal year ended October 31, 2007, the Company made ten new investments, committing capital totaling approximately $117.3 million. The investments were made in WBS ($3.2 million), HuaMei ($200,000), Levlad ($10.1 million), Total Safety ($4.5 million), MVC Partners ($71,000), Genevac ($14.0 million), Tekers ($2.3 million), U.S. Gas ($18.9 million), Custom Alloy ($24.0 million), and MVC Automotive ($40.0 million).

The Company also made 16 follow-on investments in existing portfolio companies committing capital totaling approximately $49.8 million. On November 7, 2006, the Company invested $100,000 in SGDA by purchasing an additional common equity interest. On December 22, 2006, the Company purchased an additional 56,472 shares of common stock in Vitality at a cost of approximately $565,000. On January 9, 2007, the Company extended to Turf a $1.0 million junior revolving note. Turf immediately borrowed $1.0 million from the note. On January 11, 2007, the Company provided Harmony Pharmacy a $4.0 million revolving credit facility. Harmony Pharmacy immediately borrowed $1.75 million from the credit facility. On February 16, 2007, the Company invested $1.8 million in HuaMei purchasing 450 shares of common stock. At the same time, the previously issued $200,000 convertible promissory note was exchanged for 50 shares of HuaMei common stock at the same price. On February 19, 2007, the Company invested an additional $8.4 million of common equity interest in Velocitius. On February 21, 2007 and May 4, 2007, the Company provided BP a $5.0 million and a $2.5 million second lien loan, respectively. On March 26, 2007, the Company extended a $1.0 million bridge loan to BENI. On March 30, 2007, the Company invested an additional $5.0 million in SP in the form of a subordinated term loan B. On May 1, 2007, the Company extended Line II to Velocitius. Velocitius immediately borrowed approximately $547,000. The balance of the line of credit as of October 31, 2007 was approximately $613,000. On May 8, 2007, the Company provided Baltic Motors a $5.5 million bridge loan. On May 9, 2007, the Company purchased 1.0 million shares of Dakota Growers preferred stock at a cost of $10.0 million. At that time, 65,000 shares of Dakota Growers common stock were converted to 65,000 shares of convertible preferred stock. On June 19, 2007, the Company increased the bridge loan to BENI to $2.0 million. The remaining available amount of $1.7 million was immediately drawn. On July 30, 2007, the Company provided Ohio Medical a $2.0 million convertible unsecured promissory note. On August 20, 2007, the Company contributed an additional $45,000 to MVC Partners increasing the Company’s limited liability interest. On September 27, 2007, the Company invested an additional $1.25 million in Ohio Medical by increasing the convertible unsecured promissory note to $3.25 million.

At the beginning of the 2007 fiscal year, the junior revolving note provided to Timberland had a balance outstanding of approximately $2.8 million. On November 27, 2006, the amount available on the revolving note was

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

increased by $750,000 to $4.0 million. Net borrowings during for the fiscal year ended October 31, 2007 were $1.2 million resulting in a balance as of October 31, 2007 of $4.0 million.

At October 31, 2006, the balance of the revolving credit facility provided to Octagon was $3.25 million. Net borrowings during the fiscal year ended October 31, 2007 were $850,000 resulting in a balance outstanding of $4.1 million.

At October 31, 2006, the balance of the Line I was approximately $144,000. Net borrowings during the fiscal year October 31, 2007 were approximately $47,000. As of October 31, 2007, the balance of Line I was approximately $191,000.

On December 1, 2006, the Company received a principal payment of approximately $100,000 from Vestal on its senior subordinated debt. As of October 31, 2007, the balance of the loan was $700,000.

On December, 8, 2006, Total Safety repaid term loan A and term loan B in full including all accrued interest and prepayment fees. The total amount received for term loan A was $5,043,775 and for term loan B was $1,009,628.

On December 29, 2006, March 30, 2007, June 29, 2007, and September 28, 2007, the Company received quarterly principal payments from BP on term loan A of $90,000.

On January 1, 2007, April 2, 2007, July 2, 2007, and October 1, 2007, the Company received principal payments of $37,500 on the term loan provided to Innovative Brands on each payment date.

On January 2, 2007, March 1, 2007, and September 27, 2007, the Company received principal payments of approximately $96,000, $1.0 million, and $63,000, respectively, on term loan A from Henry Company.

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

On March 8, 2007, Levlad repaid its loan in full including all accrued interest and a prepayment fee. The total amount received from the payment was approximately $10.4 million.

On March 30, 2007, June 29, 2007, and September 28, 2007, Total Safety made principal payments of $2,500 on its first lien loan.

On April 12, 2007 and April 18, 2007, BENI made principal payments of $200,000 and $500,000, respectively, on its bridge loan.

On April 16, 2007, the assets and liabilities of SafeStone Technologies PLC were transferred to two new companies, Lockorder and SafeStone Limited. The Company received 21,064 shares of SafeStone Limited and 21,064 shares of Lockorder as a result of this corporate action. On a combined basis, there was no change in the cost basis or fair value due to this transaction.

On May 1, 2007, Turf repaid its secured junior revolving note in full, including accrued interest. The total amount received from the payment was approximately $1.0 million. There were no borrowings outstanding on the revolving note as of October 31, 2007.

Beginning on May 1, 2007, the Company received a monthly principal payment of $111,111 from SP on Term Loan B. Total principal payment for the fiscal year ended October 31, 2007 was $666,666.

On July 7, 2007, the Company extended the maturity date of the Timberland junior revolver to July 7, 2009.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

On July 24, 2007, the Company sold the common stock of Baltic Motors and BM Auto. The amount received from the sale of the 60,684 common shares of Baltic Motors was approximately $62.0 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. Baltic Motors repaid all debt from the Company in full including all accrued interest. Total amount received from the repayment of the debt was approximately $10.2 million including all accrued interest. The remaining $51.8 million less the $8.0 million cost basis of Baltic Motors resulted in $43.8 million recorded as realized gain. The difference between the $51.8 million received from the Baltic Motors equity and the carrying value at October 31, 2006 is $30.6 million and the amount of the increase in net assets attributable to fiscal year 2007. The portion of the capital gain related to the equity investment made on June 24, 2004 ($40.9 million), will be treated as long-term capital gain and the portion related to the equity investment made on September 28, 2006 ($2.9 million) will be treated as a short-term capital gain. The amount received from the sale of the 47,300 common shares of BM Auto was approximately $29.7 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. The $29.7 million less the $8.0 million cost basis of BM Auto resulted in $21.7 million recorded as a long term capital gain. The difference between the $29.7 million received from the BM Auto equity and the carrying value at October 31, 2006 is $21.7 million and the amount of the increase in net assets attributable to fiscal year 2007.

As mentioned above, a reserve account of approximately $3.0 million was created for post closing conditions that are required of the seller as a part of the purchase agreement. The cash held in the reserve account was held in Euros. On October 17, 2007, all post-closing conditions from the acquisition were satisfied. Of the $3.0 million held in reserve, $1.0 million was not needed to satisfy the post-closing conditions and as a result was added to the Company’s gain on the sale. Of the $1.0 million gain from the reserve account, approximately $887,000 is attributable to the sale of Baltic Motors and approximately $148,000 is attributable to the sale to BM Auto. The Company also had a currency gain of approximately $42,000 from the reserve account. Total gain from the sale of Baltic Motors and BM Auto was $66.5 million.

On July 27, 2007, U.S. Gas repaid its bridge loan in full including accrued interest. The total amount received was approximately $908,000.

On August 1, 2007, Phoenix Coal repaid its second lien loan in full including all accrued interest and fees. Total amount received from the repayment was approximately $8.4 million.

On October 31, 2007, the Company restructured the terms of the Amersham loans. The accrued interest on the loan with an outstanding balance of $2.7 million at October 31, 2007 was capitalized. The default PIK interest on the loan with a balance of $3.1 million at October 31, 2007 was forgiven up to seventy five percent. The interest rate on this loan has been reduced to the original rate of 16%.

Net borrowings on the Harmony Pharmacy revolving credit facility during the fiscal year ended October 31, 2007 were $4.0 million, resulting in a balance outstanding of approximately $4.0 million.

Net borrowings on the U.S. Gas senior credit facility during the fiscal year ended October 31, 2007 were approximately $85,000, resulting in a balance outstanding of approximately $85,000.

During the fiscal year ended October 31, 2007, the Valuation Committee increased the fair value of the Company’s investments in Dakota Growers common stock by approximately $1.9 million, Octagon’s membership interest by approximately $1.6 million, SGDA common equity interest by approximately $121,000 and preferred equity interest by $600,000, PreVisor common stock by $3.0 million, Foliofn preferred stock by $2.6 million, Tekers common stock by $300,000, BENI common stock by $700,000, Summit preferred stock by $1.0 million, Vendio preferred stock by $6.1 million, and Vendio common stock by approximately $15,000. In addition, increases in the cost basis and fair value of the loans to Impact, JDC, SP, Timberland, Amersham, Marine, Phoenix Coal, BP, Turf, Summit, U.S. Gas, Custom Alloy, Vitality and Marine preferred stock, and Genevac common stock were due to the capitalization of PIK interest/dividends totaling $2,850,999. Also, during the fiscal year ended October 31,

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

2007, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of the Company’s investment by $216,275. The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical by $9.0 million and Timberland common stock by $1.0 million during the fiscal year ended October 31, 2007.

At October 31, 2007, the fair value of all portfolio investments was $379.2 million with a cost basis of $393.4 million. At October 31, 2007, the fair value and cost basis of the Legacy Investments was $17.1 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $362.1 million and $337.5 million, respectively. At October 31, 2006, the fair value of all portfolio investments was $275.9 million with a cost basis of $286.9 million. At October 31, 2006, the fair value and cost basis of Legacy Investments was $8.4 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $267.5 million and $231.0 million, respectively.

For the Fiscal Year Ended October 31, 2006

During the fiscal year ended October 31, 2006, the Company made 16 new investments, committing capital totaling approximately $142.1 million. The investments were made in Turf ($11.6 million), SOI ($5.0 million), Henry Company ($5.0 million), BM Auto ($15.0 million), Storage Canada ($6.0 million), Phoenix Coal ($8.0 million), Harmony Pharmacy ($200,000), Total Safety ($6.0 million), PreVisor ($6.0 million), Marine ($14.0 million), BP ($15.0 million), Velocitius ($66,290), Summit ($16.2 million), Octagon ($17.0 million), BENI ($2.0 million), and Innovative Brands ($15.0 million).

The Company also made eight follow-on investments in existing portfolio companies committing capital totaling approximately $24.2 million. During the fiscal year ended October 31, 2006, the Company invested approximately $879,000 in Dakota Growers by purchasing an additional 172,104 shares of common stock at an average price of $5.11 per share. On December 22, 2005, the Company made a follow-on investment in Baltic Motors in the form of a $1.8 million revolving bridge note. Baltic Motors immediately borrowed $1.5 million from the note. On January 12, 2006, Baltic Motors repaid the loan, in full including all unpaid interest. The note matured on January 31, 2006 and has been removed from the Company’s books. On January 12, 2006, the Company provided SGDA a $300,000 bridge loan. On March 28, 2006, the Company provided Baltic Motors a $2.0 million revolving bridge note. Baltic Motors immediately borrowed $2.0 million from the note. On April 5, 2006, Baltic Motors repaid the amount borrowed from the note including all unpaid interest. The note expired on April 30, 2006 and has been removed from the Company’s books. On April 6, 2006, the Company invested an additional $2.0 million in SGDA in the form of a preferred equity security. On April 25, 2006, the Company purchased an additional common equity security in SGDA for $23,000. On June 30, 2006, the Company provided Amersham a $2.5 million second lien loan. On August 4, 2006, the Company invested $750,000 in Harmony Pharmacy in the form of common stock. On September 28, 2006, the Company made another follow-on investment in Baltic Motors in the form of a $1.0 million bridge loan and a $2.0 million equity investment. On October 13, 2006, the Company made a $10.0 million follow-on investment in SP in the form of an additional $4.0 million in term loan B and $6.0 million in a mezzanine loan. On October 20, 2006, the Company then assigned at cost, $5.0 million of SP’s $8.0 million term loan B to Citigroup Global Markets Realty Corp. On October 24, 2006, the Company invested an additional $3.0 million in SGDA in the form of a preferred equity security. On October 26, 2006, the Company invested an additional $2.9 million in Velocitius in the form of common equity. The Company also provided Line I to Velocitius on October 31, 2006. Velocitius immediately borrowed $143,614.

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

On December 21, 2005, Integral prepaid its senior credit facility in full. The Company received approximately $850,000 from the prepayment. This amount included all outstanding principal and accrued interest. The Company recorded no gain or loss as a result of the prepayment. Under the terms of the prepayment, the Company returned its warrants to Integral for no consideration.

Effective December 27, 2005, the Company exchanged $286,200, of the $3.25 million outstanding on the Timberland junior revolving line of credit into 28.62 shares of common stock at a price of $10,000 per share. As a result, as of July 31, 2006, the Company owned 478.62 common shares of Timberland and the funded debt under the junior revolving line of credit was reduced from $3.25 million to approximately $3.0 million.

Effective December 31, 2005, the Company received 373,362 shares of Series E preferred stock of ProcessClaims in exchange for its rights under a warrant issued by ProcessClaims that has been held by the Company since May 2002. On January 5, 2006, the Valuation Committee increased the fair value of the Company’s entire investment in ProcessClaims by $3.3 million to $5.7 million. Please see the paragraph below for more information on ProcessClaims.

On January 3, 2006, the Company exercised its warrant ownership in Octagon, which increased its existing membership interest. As a result, Octagon is now considered an affiliate of the Company.

Due to the dissolution of Yaga, one of the Company’s Legacy Investments, the Company realized losses on its investment in Yaga totaling $2.3 million during the fiscal year ended October 31, 2006. The Company received no proceeds from the dissolution of Yaga and the Company’s investment in Yaga has been removed from the Company’s books. The Valuation Committee previously decreased the fair value of the Company’s investment in Yaga to zero and as a result, the Company’s realized losses were offset by reductions in unrealized losses. Therefore, the net effect of the removal of Yaga from the Company’s books on the Company’s consolidated statement of operations and NAV at October 31, 2006, was zero.

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

On May 30, 2006, ProcessClaims, one of the Company’s Legacy Investments, entered into a definitive agreement to be acquired by CCC. The acquisition by CCC closed on June 9, 2006. As of June 9, 2006, the Company received net proceeds of approximately $7.9 million. The gross proceeds were approximately $8.3 million of which approximately $400,000 or 5% of the gross proceeds were deposited into a reserve account for one year.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

Due to the contingencies associated with the escrow, the Company had not placed any value on the proceeds deposited in escrow and had not included such proceeds into the Company’s NAV. The Company’s total investment in ProcessClaims was $2.4 million, which resulted in a capital gain of approximately $5.5 million.

On July 27, 2006, SOI repaid its loan in full. The amount of the proceeds received from the prepayment was approximately $4.5 million. This amount included all outstanding principal, accrued interest, and an early prepayment fee. The Company recorded no gain or loss as a result of the prepayment.

On August 25, 2006, Harmony Pharmacy repaid its loan in full. The amount of the proceeds received from the prepayment was $207,444. This amount included all outstanding principal and accrued interest. The Company recorded no gain or loss as a result of the prepayment.

On August 25, 2006, SGDA’s revolving credit facility was added to the term loan, increasing the balance of the term loan by $1.6 million. The revolving credit facility was eliminated from the Company’s books as a result of this refinancing.

Effective September 12, 2006, the Company exchanged $409,091, of the $3.0 million outstanding on the Timberland junior revolving line of credit into 40.91 shares of common stock at a price of $10,000 per share. Effective September 22, 2006, the Company exchanged $225,000, of the $2.6 million outstanding on the Timberland junior revolving line of credit into 22.5 shares of common stock at a price of $10,000 per share. On September 22, 2006, Timberland borrowed $500,000 from the junior revolving line of credit. As a result of these transactions, as of October 31, 2006, the Company owned 542.03 common shares of Timberland and the funded debt under the junior revolving line of credit was reduced from $3.0 million to approximately $2.8 million.

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

During the fiscal year ended October 31, 2006, the Valuation Committee increased the fair value of the Company’s investments in Baltic Motors common stock by $11.6 million, Dakota Growers common stock by approximately $2.6 million, Turf’s membership interest by $2.0 million, Octagon’s membership interest by approximately $562,000, Ohio Medical common stock by $9.2 million, Foliofn preferred stock by $5.0 million, Vendio preferred stock by $700,000, ProcessClaims preferred stock by $4.8 million and Vitality common stock and warrants by $3.5 million and $400,000, respectively. In addition, increases recorded to the cost basis and fair value of the loans to Amersham, BP, Impact, JDC, Phoenix Coal, SP, Timberland, Turf, Marine, Summit and the Vitality and Marine preferred stock were due to the receipt of payment in kind interest/dividends totaling approximately $2.2 million. Also during the fiscal year ended October 31, 2006, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of the Company’s investment by approximately $279,000. During the fiscal year ended October 31, 2006, the Valuation Committee also decreased the fair value of the Company’s equity investment in Timberland by $1.0 million. The increase in fair value from payment in kind interest/dividends and flow through income has been approved by the Company’s Valuation Committee.

At October 31, 2006, the fair value of all portfolio investments, exclusive of short-term securities, was $275.9 million with a cost basis of $286.9 million. At October 31, 2006, the fair value and cost basis of Legacy Investments were $8.4 million and $55.9 million, respectively. At October 31, 2005, the fair value of all the

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

portfolio investments, exclusive of short-term securities, was $122.3 million with a cost basis of $171.6 million. At October 31, 2005, the fair value and cost basis of the Legacy Investments were $4.0 million and $59.7 million, respectively.

10.	Commitments and Contingencies

Commitments to/for Portfolio Companies:

At October 31, 2007, the Company’s commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at October 31, 2007

Timberland	$4.0 million	$4.0 million
Storage Canada	$6.0 million	$2.7 million
Marine	$2.0 million	—
BENI	$542,550	—
Octagon	$12.0 million	$4.1 million
Velocitius	$260,000	$191,084
Velocitius	$650,000	$612,882
Turf	$1.0 million	—
Harmony Pharmacy	$4.0 million	$4.0 million
Tekers	$2.0 million	—
U.S. Gas	$10.0 million	$84,882
U.S. Gas	$2.0 million	—

Total	$44.5 million	$15.7 million

On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.

On July 8, 2005 the Company extended to Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2007. The Company also receives a fee of 0.25% on the unused portion of the note. As of October 31, 2005, the total amount outstanding on the note was $3.25 million. On December 27, 2005, the Company exchanged $286,200 of the Timberland junior revolving line of credit for 28.62 shares of common stock at a price of $10,000 per share. As of January 31, 2006, the Company owned 478.62 common shares and the funded debt under the junior revolving line of credit has been reduced from $3.25 million to approximately $3.0 million. On September 12, 2006, the Company converted $409,091 of the Timberland junior revolving line of credit into 40.91 shares of common stock at a price of $10,000 per share. Effective September 22, 2006, the Company converted $225,000 of the Timberland junior revolving line of credit into 22.50 shares of common stock at a price of $10,000 per share. As of October 31, 2006 the Company owned 542.03 common shares and the funded debt under the junior revolving line of credit was $2.8 million. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. Net borrowings during the fiscal year ended October 31, 2007 were $1.2 million resulting in a balance at such date of $4.0 million.

On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment expires after one year, but may be renewed with the consent of both parties. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2006, the outstanding balance of the loan commitment was

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

$2.0 million. Net borrowing during the fiscal year ended October 31, 2007 were $705,000 resulting in a balance of $2.7 million at such date.

On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. There was no amount outstanding on the revolving loan facility as of October 31, 2007.

On October 10, 2006, the Company agreed to guarantee a 375,000 Euro inventory financing facility for BENI, equivalent to approximately $542,550 at October 31, 2007.

On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. At October 31, 2006 the outstanding balance of the revolving credit facility provided to Octagon was $3.3 million. Net borrowings during the fiscal year ended October 31, 2007 were $800,000 resulting in a balance outstanding of $4.1 million at such date.

On October 30, 2006, the Company provided Line I to Velocitius on which Velocitius immediately borrowed $143,614. Line I expires on October 31, 2009 and bears annual interest at 8%. At October 31, 2006, the balance of Line I was approximately $144,000. Net borrowings during the fiscal year ended October 31, 2007 were approximately $47,000. At October 31, 2007, there was approximately $191,000 outstanding.

On January 9, 2007, the Company extended to Turf a $1.0 million secured junior revolving note. Turf immediately borrowed $1.0 million on the note. The note bears annual interest at 12.5% and expires on May 1, 2008. The Company also receives a fee of 0.25% of the unused portion of the note. On May 1, 2007, Turf repaid the secured junior revolving note in full including accrued interest. There was no amount outstanding on the revolving note as of October 31, 2007.

On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. Net borrowings during the fiscal year ended October 31, 2007 were $4.0 million resulting in a balance outstanding of $4.0 million at such date.

On May 1, 2007, the Company provided Line II to Velocitius. Velocitius immediately borrowed $547,392. Line II expires on April 30, 2010 and bears annual interest at 8%. Net borrowings during the fiscal year ended October 31, 2007 were approximately $613,000. At October 31, 2007, there was approximately $613,000 outstanding.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.0 million at October 31, 2007.

On July 26, 2007, the Company provided a $10.0 million revolving credit facility and a $2.0 million junior revolver to U.S. Gas. The credit facility bears annual interest at LIBOR plus 6% and the revolver bears annual interest at 14%. The Company receives a fee of 0.50% on the unused portion of the credit facility and the revolver. The revolving credit facility and junior revolver expire on July 26, 2010. Net borrowings during the fiscal year ended October 31, 2007 on the revolving credit facility were approximately $85,000. At October 31, 2007, there was approximately $85,000 outstanding on the revolving credit facility. There was no amount outstanding on the junior revolver as of October 31, 2007.

Timberland also has a floor plan financing program administered by Transamerica. As is typical in Timberland’s industry, under the terms of the dealer financing arrangement, Timberland guarantees the repurchase

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

of product from Transamerica, if a dealer defaults on payment and the underlying assets are repossessed. The Company has agreed to be a limited co-guarantor for up to $500,000 on this repurchase commitment.

Commitments of the Company:

On February 16, 2005, the Company entered into the Sublease for a larger space in the building in which the Company’s current executive offices are located, which expired on February 28, 2007. Effective November 1, 2006, under the terms of the Advisory Agreement, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue.

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into the Credit Facility with Guggenheim as administrative agent for the lenders. At October 31, 2006, there was $50.0 million in term debt and $50.0 million on the Credit Facility outstanding. During the fiscal year ended October 31, 2007, the Company’s net repayments on the Credit Facility were $20.0 million. As of October 31, 2007, there was $50.0 million in term debt and $30.0 million outstanding on the revolving credit facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. The Credit Facility will expire on April 27, 2010, at which time all outstanding amounts under the Credit Facility will be due and payable. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.

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

On April 15, 2005, the Company re-issued 146,750 shares of its treasury stock at the Company’s NAV per share of $9.54 in exchange for 40,500 shares of common stock of Vestal.

On December 3, 2004, the Company commenced a rights offering to its shareholders of non-transferable subscription rights to purchase shares of the Company’s common stock. Pursuant to the terms of the rights offering, each share of common stock held by a stockholder of record on December 3, 2004, entitled the holder to one right. For every two rights held, shareholders were able to purchase one share of the Company’s common stock at the subscription price of 95% of the Company’s NAV per share on January 3, 2005. In addition, shareholders who elected to exercise all of their rights to purchase the Company’s common stock received an over-subscription right

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

to subscribe for additional shares that were not purchased by other holders of rights. Based on a final count by the Company’s subscription agent, the rights offering was over-subscribed with 6,645,948 shares of the Company’s common stock subscribed for. This was in excess of the 6,146,521 shares available before the 25% oversubscription. Each share was subscribed for at a price of $9.10 which resulted in gross proceeds to the Company of approximately $60.5 million before offering expenses of approximately $402,000.

12.	Recovery of Expenses and Unusual Income Items

During the fiscal year ended October 31, 2003, the Company paid or accrued $4.0 million for legal and proxy solicitation fees and expenses, which included $2.2 million accrued and paid at the direction of the board of directors, to reimburse the legal and proxy solicitation fees and expenses of two major Company shareholders, Millenco and Karpus Investment Management, including their costs of obtaining a judgment against the Company in the Delaware Chancery Court and costs associated with the proxy process and the election of the current board of directors. The Company made a claim against its insurance carrier, Federal, for its right to reimbursement of such expenses. On June 13, 2005, the Company reached a settlement with Federal in the amount of $473,968 which has been recorded as Other Income in the Consolidated Statement of Operations. Legal fees and expenses associated with reaching this settlement were $47,171.

13.	Tax Matters

Return of Capital Statement of Position (ROCSOP) Adjustment:  During the fiscal year ended October 31, 2007, the Company recorded a reclassification for permanent book to tax differences. These differences were primarily due to book/tax treatment of partnership income, foreign currency, and other book-to-tax adjustments. These differences resulted in a net increase in accumulated earnings of $289,870, an increase in accumulated net realized loss of $210,652, and a decrease in additional paid in capital of $79,218. This reclassification had no effect on net assets.

Distributions to Shareholders:  The table presented below includes MVC Capital, Inc. only. The Company’s wholly-owned subsidiary, MVCFS, has not been included. As of October 31, 2007, the components of accumulated earnings/ (deficit) on a tax basis were as follows:

Tax Basis Accumulated Earnings (Deficit)
Accumulated capital and other losses	$(6,623,425)
Undistributed net operating income	264,870
Gross unrealized appreciation	35,254,780
Gross unrealized depreciation	(50,618,032)

Net unrealized depreciation	$(15,363,252)

Total tax basis accumulated deficit	(21,721,807)
Tax cost of investments	394,530,786
Current year distributions to shareholders on a tax basis
Ordinary income	12,171,688
Prior year distributions to shareholders on a tax basis
Ordinary income	9,163,765

At October 31, 2006, the Company had a net capital loss carryforward of $73,524,707. During fiscal year 2007, the Company offset capital loss carryforwards of $66,901,282 with current year capital gains primarily due to the sale of Baltic Motors and BM Auto. On October 31, 2007, the Company had a net capital loss carryforward of $6,623,425 remaining, of which $3,327,875 will expire in the year 2012 and $3,295,550 will expire in the year 2013. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

Qualified Dividend Income Percentage

The Company designated 4%* of dividends declared and paid during the fiscal year ending October 31, 2007 from net investment income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate Dividends Received Deduction Percentage

Corporate shareholders may be eligible for a dividends received deduction for certain ordinary income distributions paid by the Company. The Company designated 4%* of dividends declared and paid during the fiscal year ending October 31, 2007 from net investment income as qualifying for the dividends received deduction. The deduction is a pass through of dividends paid by domestic corporations (i.e., only equities) subject to taxation.

14.	Income Taxes

The Company’s wholly-owned subsidiary MVCFS is subject to federal and state income tax. For the fiscal year ended October 31, 2007, the Company recorded a tax benefit of $374,692. For the fiscal year ended October 31, 2006, the Company recorded a tax provision of $159,072. For the fiscal year ended October 31, 2005, the Company recorded a benefit of $100,933. The provision for income taxes was comprised of the following:

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2007	2006	2005

Current tax (benefit) expense:
Federal	$(119,529)	$314,859	$92,892
State	—	89,078	22,152

Total current tax expense	(119,529)	403,937	115,044
Deferred tax benefit:
Federal	(191,210)	(203,645)	(174,390)
State	(63,953)	(41,220)	(41,587)

Total deferred tax benefit	(255,163)	(244,865)	(215,977)
Total tax (benefit) provision	$(374,692)	$159,072	$(100,933)

A reconciliation between the taxes computed at the federal statutory rate and our effective tax rate for MVCFS for the fiscal year ended October 31, 2007 is as follows:

Fiscal Year
Ended
October 31,
2007

Federal statutory tax rate	34.00%
Permanent difference	(0.00)%
State taxes, net of federal tax benefit	5.79%
Valuation allowance for deferred tax assets	—
Other, net	—

Effective income tax rate	39.79%

      * Unaudited

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company has a net operating loss of $327,526 for federal and New York state purposes. Due to the availability of income in prior years, the Company intends to carryback the entire operating loss to the prior year. However, due to the statutory limitation on the net operating loss carryback for New York state purposes, the New York state net operating loss will be carried forward to offset New York state taxable income in the future year. This carryforward will result in a deferred benefit of $19,584 (net of federal impact). The New York state carryforward loss will expire on October 31, 2027.

Deferred income tax balances for MVCFS reflect the impact of temporary difference between the carrying amount of assets and liabilities and their tax bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The components of our deferred tax assets and liabilities for MVCFS as of October 31, 2007, October 31, 2006 and October 31, 2005 were as follows:

	October 31,	October 31,	October 31,
	2007	2006	2005

Deferred tax assets:
Deferred revenues	$781,935	$548,120	$295,307
New York State NOL	19,584	—	—
Others	1,763	2,822	7,948

Total deferred tax assets	$803,283	$548,120	$303,255
Valuation allowance	—	—	—

Net deferred tax assets	$803,283	$548,120	$303,255
Deferred tax liabilities:
Deferred tax liabilities	—	—	—

Total deferred tax liabilities	—	—	—
Net deferred taxes	$803,283	$548,120	$303,255

Valuation Allowance

No valuation allowance was deemed necessary since the significant portion of temporary differences resulting in deferred tax assets are considered fully realizable.

15.	Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, and the financial advisory operations of its wholly owned subsidiary, MVCFS.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents book basis segment data for the fiscal year ended October 31, 2007:

	MVC	MVCFS	Consolidated

Interest and dividend income	$22,753,025	$73,257	$22,826,282
Fee income	95,833	3,654,440	3,750,273
Other income	373,912	—	373,912
Total operating income	23,222,770	3,727,697	26,950,467
			—
Total operating expenses	20,616,251	4,649,195	25,265,446
			—
Net operating income (loss) before taxes	2,606,519	(921,498)	1,685,021
Tax benefit	—	(374,692)	(374,692)
Net operating income (loss)	2,606,519	(546,806)	2,059,713
Net realized gain (loss) on investments and foreign currency	66,943,545	—	66,943,545
Net change in unrealized appreciation on investments	(3,301,612)	—	(3,301,612)
Net increase (decrease) in net assets resulting from operations	$66,248,452	$(546,806)	$65,701,646

In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc.

16.	Subsequent Events

Since October 31, 2007, additional net borrowings on the U.S. Gas revolving credit facility were approximately $2.6 million.

Since October 31, 2007, net repayments on the Octagon revolving credit facility were $650,000.

On November 6, 2007, the Company invested $750,000 in SGDA Europe BV in the form of common equity interest.

On November 14, 2007 and November 21, 2007, the Company made additional investments of approximately $200,000 and $17,000, respectively, in MVC Partners. In connection with these investments, MVC Partners has made an investment in MVC Acquisition Corp., a newly-formed blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We have agreed to serve as the corporate sponsor of MVC Acquisition Corp. Michael Tokarz, our Chairman and Portfolio Manager and the Manager of TTG Advisers, and Peter Seidenberg, our Chief Financial Officer, who serves in a similar capacity for TTG Advisers, currently serve as Chairman of the Board and Chief Financial Officer, respectively, for MVC Acquisition Corp. In connection with our sponsorship of MVC Acquisition Corp., we have agreed to purchase, through MVC Partners, an aggregate of $5,000,000 of warrants from MVC Acquisition Corp. concurrent with the consummation of its initial public offering. In addition, we anticipate the execution of a letter agreement with MVC Acquisition Corp., providing MVC Acquisition Corp. with a right of first review with respect to target businesses with a fair market value in excess of $250 million.

On November 26, 2007 and December 20, 2007, the Company made additional investments in Harmony Pharmacy in the form of a $1.0 million demand note. The note has an annual interest rate of 10%.

On November 30, 2007, the Company invested an additional $40.0 million in Ohio Medical in the form of a $10.0 million senior subordinated note and $30.0 million in convertible preferred stock. At this time, the $3.25 million convertible unsecured subordinated promissory note was converted into preferred stock. The note has an annual interest rate of 16% and a maturity date of May 30, 2012.

On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC.

On December 20, 2007, the Company declared a dividend of $0.12 per share, or a total of approximately $2.9 million. The dividend is payable on January 9, 2008 to shareholders of record on December 31, 2007.

Report of Independent Registered Accounting Firm

To the Board of Directors and Shareholders of MVC Capital, Inc.:

We have audited the accompanying consolidated balance sheets of MVC Capital, Inc. (the “Company”), including the consolidated schedule of investments, as of October 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2007, and the selected per share data and ratios for each of the four years in the period ended October 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements, the selected per share data and ratios and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, selected per share data and ratios and schedule based on our audits.

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

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the consolidated financial position of MVC Capital, Inc. at October 31, 2007 and 2006, and the consolidated results of their operations, cash flows and their changes in net assets for each of the three years in the period ended October 31, 2007 and the selected per share data and ratios for each of the indicated periods, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MVC Capital, Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 5, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
December 21, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company recognizes management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company. Within the 90 days prior to the filing date of this annual report on Form 10-K, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the individual who performs the functions of a Principal Executive Officer (the “CEO”) and the individual who performs the functions of a Principal Financial Officer (the “CFO”). Based upon that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are adequate and effective.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2007. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MVC Capital, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that MVC Capital, Inc. maintained effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MVC Capital Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that MVC Capital, Inc. maintained effective internal control over financial reporting as of October 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MVC Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MVC Capital, Inc., including the consolidated schedules of investments, as of October 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2007, and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2007 and our report dated December 21, 2007 expressed an unqualified opinion thereon.

New York, New York
December 21, 2007

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

Reference is made to the information with respect to “directors and executive officers of the Registrant” to be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2008 (the “2008 Proxy Statement”), which information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to the Company’s chief executive officer and chief financial officer/chief accounting officer, a copy of which is posted on our website http://www.mvccapital.com.

In accordance with the requirements of Section 303A.12(a) of the NYSE’s listed company standards, shortly after our 2007 annual meeting of shareholders, Michael Tokarz, our Chairman and Portfolio Manager, certified to the NYSE that he was unaware of any violation of the NYSE’s corporate governance listing standards. In addition, our CEO and CFO certify the accuracy of the financial statements contained in our periodic reports, and so certified in this Form 10-K through the filing of Section 302 certifications as exhibits to this Form 10-K.

Item 11.	Executive Compensation

Reference is made to the information with respect to “executive compensation” to be contained in the 2008 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Retail Stockholder Matters

Reference is made to the information with respect to “security ownership of certain beneficial owners and management” to be contained in the 2008 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated by reference to the relevant section of the 2008 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Reference is made to the information with respect to “principal accounting fees and services” to be contained in the 2008 Proxy Statement, which information is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statements, Schedules

		Page(s)

(a)(1)	Financial Statements
	Consolidated Balance Sheets
	October 31, 2007 and October 31, 2006	67
	Consolidated Schedule of Investments
	October 31, 2007	68-70
	October 31, 2006	71-73
	Consolidated Statement of Operations
	For the Year Ended October 31, 2007,
	the Year Ended October 31, 2006, and
	the Year Ended October 31, 2005	74
	Consolidated Statement of Cash Flows
	For the Year Ended October 31, 2007,
	the Year Ended October 31, 2006, and
	the Year Ended October 31, 2005	75
	Consolidated Statement of Changes in Net Assets
	For the Year Ended October 31, 2007,
	the Year Ended October 31, 2006, and
	the Year Ended October 31, 2005	78
	Consolidated Selected Per Share Data and Ratios
	For the Year Ended October 31, 2007,
	the Year Ended October 31, 2006,
	the Year Ended October 31, 2005,
	the Year Ended October 31, 2004, and
	the Year Ended October 31, 2003	79
	Notes to Consolidated Financial Statements	80-101
	Report of Independent Registered Public Accounting Firm	102-104
(a)(2)	The following financial statement schedules are filed here with:
	Schedule 12-14 of Investments in and Advances to Affiliates	109

In addition, there maybe additional information not provided in a schedule because (i) such information is not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit
Number	Description

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 99.a filed with the Registrant’s initial Registration Statement on Form N-2 (File No. 333-92287) filed on December 8, 1999)
3.2	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to Exhibit 99.a.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
3.3	Fifth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 99.b. filed with Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-125953) filed on August 29, 2005)
4.1	Form of Share Certificate. (Incorporated by reference to Exhibit 99.d.1 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

Exhibit
Number	Description

10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit 99.e filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.2	Sub-lease for 287 Bowman Avenue, Purchase, NY 10577. (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 8, 2005)
10.3	Agreement between the Registrant and Michael Tokarz. (Incorporated by reference to Exhibit 10.2 filed with Annual Report on Form 10-K (File No. 814-00201) filed on January 29, 2004)
10.4	Investment Advisory and Management Agreement between the Registrant and The Tokarz Group Advisers LLC. Incorporated by reference to Exhibit 99.g filed with the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 29, 2006)
10.5	Form of Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.1 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.6	Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)
10.7	Form of Custodian Agreement between Registrant and LaSalle Bank National Association. (Incorporated by reference to Exhibit 99.j.3 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.8	Form of Registrar, Transfer Agency and Service Agreement with Registrant and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 99.k(1) filed with the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-92287) filed on February 11, 2000)
10.9	Form of Transfer Agency Letter Agreement with Registrant and EquiServe Trust Company, N.A. (Incorporated by reference to Exhibit 99.k.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.10	Form of Loan Agreement with Registrant and LaSalle Bank National Association. (Incorporated by reference to Exhibit 99.k.3 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.11	Form of Amendment to Loan Agreement with Registrant and LaSalle Bank National Association. (Incorporated by reference to Exhibit 10.10 filed with Annual Report on Form 10-K (File No. 814-00201) filed on December 22, 2005)
10.12	Form of Custody Account Pledge Agreement with Registrant and LaSalle Bank National Association. (Incorporated by reference to Exhibit 99.k.4 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.13	Form of Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.6 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006.)
10.14	Form of Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.7 filed with Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)
10.15	Form of Credit Agreement with Registrant and Guggenheim Corporate Funding, LLC et al. (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10Q (File No. 814-00201) filed on June 9, 2006)
14	Joint Code of Ethics of the Registrant and The Tokarz Group LLC. (Incorporated by reference to Exhibit 99r filed with the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 29, 2006)

Exhibit
Number	Description

31*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Filed herewith

(b)	Exhibits

Exhibit No.	Exhibit

31	Certifications pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(c) Financial Statement Schedules

Schedule 12-14

MVC Capital, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliaties

		Amount of Interest
		or Dividends Credited		October 31,	Gross	Gross	October 31,
Portfolio Company	Investment(1)	to Income(5)	Other(2)	2006 Value	Additions(3)	Reductions(4)	2007 Value

Companies More than 25% owned
auto MOTOL BENI	Common Stock	—	—	2,000,000	700,000	—	2,700,000
(Automotive Dealership)	Loan	101,033	—	—	2,000,000	—	2,000,000

Baltic Motors Corporation	Loan	330,000	—	4,500,000	—	(4,500,000)	—
(Automotive Dealership)	Loan	159,167	—	1,000,000	—	(1,000,000)	—
	Common Stock	—	—	21,155,000	—	(21,155,000)	—

Harmony Pharmacy & Health Center, Inc.	Revolver	204,055	—	—	4,000,000	—	4,000,000
(Healthcase — Retail)	Common Stock	—	—	750,000	—	—	750,000

MVC Automotive Group	Common Stock	—	—	—	20,911,500	—	20,911,500
(Automotive Dealership)	Bridge Loan	217,397	—	—	19,088,500	—	19,088,500

MVC Partners, LLC	Common Equity Interest	—	—	—	116,173	—	116,173
(Private Equity Firm)

Ohio Medical Corporation	Common Stock	—	—	26,200,000	—	(9,000,000)	17,200,000
(Medical Device Manufacturer)	Note	111,396	—	—	3,250,000	—	3,250,000

SIA Tekers Invest	Common Stock	—	—	—	2,600,000	—	2,600,000
(Port Facilities)

SGDA Sanierungsgesellschaft fur Deponien und Altlasten	Loan	508,896	—	5,989,710	69,767	—	6,059,477
(Soil Remediation)	Common Equity Interest	—	—	338,551	221,449	—	560,000
	Preferred Equity Interest	—	—	5,000,000	600,000	—	5,600,000

SIA BM Auto	Common Stock	—	—	8,000,000	—	(8,000,000)	—
(Automotive Dealership)

Summit Research Labs, Inc.	Loan	744,300	—	5,044,813	369,920	—	5,414,733
(Specialty Chemical)	Preferred Stock	—	—	11,200,000	1,000,000	—	12,200,000

Timberland Machines & Irrigation, Inc.	Loan	857,006	—	6,607,859	252,572	—	6,860,431
(Distributer — Landscaping & Irrigation Equipment)	Revolver	451,116	—	2,829,709	1,170,291	—	4,000,000
	Common Stock	—	—	4,420,291	—	(1,000,000)	3,420,291
	Warrants	—	—	—	—	—	—

Turf Products, LLC	Loan	1,151,450	—	7,676,330	—	—	7,676,330
(Distributer — Landscaping & Irrigation Equipment)	LLC Interest	—	—	5,821,794	—	—	5,821,794
	Warrant	—	—	—	—	—	—

U.S. Gas & Electric, Inc.	Loan	219,473	—	—	5,551,318	—	5,551,318
(Energy Services)	Revolver	457	—	—	84,882	—	84,882
	Preferred Stock	—	—	—	500,000	—	500,000

Vendio Services, Inc.	Common Stock	—	—	—	15,421	—	15,421
(Technology)	Preferred Stock	—	—	3,400,000	6,084,579	—	9,484,579

Vestal Manufacturing
Enterprises, Inc.	Loan	86,167	—	800,000	—	(100,000)	700,000
(Iron Foundries)	Common Stock	—	—	3,700,000	—	—	3,700,000

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliaties — (Continued)

		Amount of Interest
		or Dividends Credited		October 31,	Gross	Gross	October 31,
Portfolio Company	Investment(1)	to Income(5)	Other(2)	2006 Value	Additions(3)	Reductions(4)	2007 Value

Velocitius B.V	Revolver I	12,270	—	143,614	47,470	—	191,084
(Renewable Energy)	Revolver II	23,517	—	—	612,882	—	612,882
	Common Equity	—	—	2,966,765	8,428,550	—	11,395,315
	Interest

WBS Carbons Acquistions Corp.	Loan	76,444	—	—	1,600,000	—	1,600,000
(Specialty Chemicals)	Common Stock	—	—	—	1,600,000	—	1,600,000

Total companies more than 25% owned		$5,254,144					$165,664,710

Companies More than 5% owned, but less than 25%
Custom Alloy Corporation	Loan	250,052	—	—	14,035,389	—	14,035,389
(Manufacturer of Tubular Goods for the Energy Industry)	Preferred Stock	—	—	—	44,000	—	44,000
	Preferred Stock	—	—	—	9,956,000	—	9,956,000

Dakota Growers Pasta Company, Inc.	Common Stock	—	—	8,957,880	1,204,070	—	10,161,950
(Manufacturer of Packged Food)	Preferred Stock	151,367	—	—	10,650,000	—	10,650,000

Endymion Systems, Inc.	Preferred Stock	—	—	—	—	—	—
(Technology Investments)

Genevac U.S. Holdings, Inc.	Loan	954,218	—	—	12,962,963	—	12,962,963
(Laboratory Research Equipment)	Common Stock	65,965	—	—	1,103,002	—	1,103,002

HuaMei Capital Company, Inc.	Common Stock	—	—	—	2,000,000	—	2,000,000
(Financial Services)

Impact Confections, Inc.	Loan	948,814	—	5,468,123	250,249	—	5,718,372
(Confections Manufacturing & Distribution)	Loan	28,077	—	325,000	—	—	325,000
	Common Stock	—	—	2,700,000	—	—	2,700,000

Marine Exhibition Corporation	Loan	1,147,908	—	10,091,111	415,517	—	10,506,628
(Theme Park)	Preferred Stock*	251,705	—	2,035,652	167,803	—	2,203,455

Octagon Credit Investors, LLC	Loan	486,623	—	5,000,000	—	—	5,000,000
(Financial Services)	Revolver	372,690	—	3,250,000	850,000	—	4,100,000
	LLC Interest	—	—	1,927,932	1,837,343	—	3,765,275

Phoenix Coal Corporation	Loan	823,146	—	7,088,615	—	(7,088,615)	—
(Coal Processing and Production)	Common Stock	—	—	1,000,000	—	—	1,000,000

Previsor	Common Stock	—	—	6,000,000	3,000,000	—	9,000,000
(Human Capital Management)

Vitality Foodservice, Inc.	Common Stock	—	—	8,500,000	564,716	—	9,064,716
(Non-Alcoholic Beverages)	Preferred Stock	—	—	11,053,827	1,508,581	—	12,562,408
	Warrants	—	—	1,100,000	—	—	1,100,000

Total companies more than 5% owned, but less than 25%		$5,480,564					$127,959,158

This schedule should be read in conjunction with the Fund’s consolidated statements as of and for the year ended October 31, 2007, including the consolidated schedule of investments.

(1)	Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common and preferred stock is shown in the consolidated schedule of investments as of October 31, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliaties — (Continued)

(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.

(3)	Gross additions includes increases in the cost basis of investments resulting from new portfolio investments, paid-kind-interest or dividends, the amortization of discounts and closing fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also includes net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)	Gross reductions included decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)	Represents the total amount of interest or dividends credited to income for portion of the year an investment was included in the companies more than 25%

*	All or a portion of the dividend income on this investment was or will be paid in the form of additional securities or by increasing the liquidation preference. Dividends paid-in-kind are also included in the Gross Additions for the investment, as applicable.

The accompanying notes are an integral part of these consolidated financial statements.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Michael Tokarz (Michael Tokarz)	Chairman (Principal Executive Officer) and Director	Date: December 28, 2007

/s/ Peter Seidenberg (Peter Seidenberg)	Chief Financial Officer	Date: December 28, 2007

/s/ Emilio Dominianni (Emilio Dominianni)	Director	Date: December 28, 2007

/s/ Gerald Hellerman (Gerald Hellerman)	Director	Date: December 28, 2007

/s/ Warren Holtsberg (Warren Holtsberg)	Director	Date: December 28, 2007

/s/ Robert C. Knapp (Robert C. Knapp)	Director	Date: December 28, 2007

/s/ William E. Taylor (William E. Taylor)	Director	Date: December 28, 2007