Form 10-Q
period 2008-01-31
MVC CAPITAL, INC.
filed 2008-03-11
CIK 1099941

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 814-00201
MVC Capital, Inc.
(Exact name of the registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3346760 (I.R.S. Employer Identification No.)

287 Bowman Avenue 2nd Floor Purchase, New York (Address of principal executive offices)	10577 (Zip Code)
Registrant’s telephone number, including area code: (914) 701-0310
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
There were 24,297,087 shares of the registrant’s common stock, $.01 par value, outstanding as of March 11, 2008.

MVC Capital, Inc.
(A Delaware Corporation)
Index

Page
Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets - January 31, 2008 and October 31, 2007	3
Consolidated Statements of Operations - For the Period November 1, 2007 to January 31, 2008 and - For the Period November 1, 2006 to January 31, 2007	4
Consolidated Statements of Cash Flows - For the Period November 1, 2007 to January 31, 2008 and - For the Period November 1, 2006 to January 31, 2007	5
Consolidated Statements of Changes in Net Assets - For the Period November 1, 2007 to January 31, 2008 - For the Period November 1, 2006 to January 31, 2007 and - For the Year ended October 31, 2007	6
Consolidated Selected Per Share Data and Ratios - For the Period November 1, 2007 to January 31, 2008 - For the Period November 1, 2006 to January 31, 2007 and - For the Year ended October 31, 2007	7
Consolidated Schedule of Investments - January 31, 2008 - October 31, 2007	8
Notes to Consolidated Financial Statements	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	53

Item 4. Controls and Procedures	59

Part II. Other Information	60

SIGNATURE	61

Exhibits	62
Rule 13a-14(a) Certifications
Section 1350 Certification

Part I. Consolidated Financial Information
Item 1. Consolidated Financial Statements
CONSOLIDATED FINANCIAL STATEMENTS
MVC Capital, Inc.
Consolidated Balance Sheets

	January 31,	October 31,
	2008	2007
	(Unaudited)
ASSETS
Assets
Cash and cash equivalents	$101,429,712	$84,727,933
Investments at fair value (cost $394,709,679 and $393,428,353)
Non-control/Non-affiliated investments (cost $121,420,452 and $119,646,416)	93,962,814	85,543,666
Affiliate investments (cost $99,661,021 and $116,118,374)	116,613,188	127,959,158
Control investments (cost $173,628,206 and 157,663,563)	186,682,057	165,664,710

Total investments at fair value	397,258,059	379,167,534
Dividends, interest and fees receivable	2,937,363	3,105,100
Prepaid expenses	2,232,434	2,412,827
Prepaid taxes	20,182	228,159
Deferred tax	982,889	803,283
Deposits	—	25,156
Other assets	12,541	20,993

Total assets	$504,873,180	$470,490,985

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Revolving credit facility	$50,000,000	$30,000,000
Term loan	50,000,000	50,000,000
Provision for incentive compensation (Note 9)	14,028,732	17,875,496
Management fee payable	2,017,512	1,929,258
Other accrued expenses and liabilities	899,553	977,953
Professional fees	357,139	558,091
Consulting fees	122,055	89,452
Listing fees	6,540	—
Directors’ fees	(37,380)	(36,034)

Total liabilities	117,394,151	101,394,216

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 24,297,087 and 24,265,336 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	432,033,595	431,814,990
Accumulated earnings	27,723,135	24,375,844
Dividends paid to stockholders	(36,678,373)	(33,764,634)
Accumulated net realized loss	(5,627,290)	(6,283,708)
Net unrealized appreciation (depreciation)	2,548,380	(14,260,819)
Treasury stock, at cost, 4,007,361 and 4,039,112 shares held, respectively	(32,803,462)	(33,067,948)

Total shareholders’ equity	387,479,029	369,096,769

Total liabilities and shareholders’ equity	$504,873,180	$470,490,985

Net asset value per share	$15.95	$15.21

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2008	January 31, 2007
Operating Income:
Dividend income
Affiliate investments	$843,271	$212,437

Total dividend income	843,271	212,437

Interest income
Non-control/Non-affiliated investments	3,001,706	2,417,346
Affiliate investments	1,507,984	991,125
Control investments	2,028,847	1,107,004

Total interest income	6,538,537	4,515,475

Fee income
Non-control/Non-affiliated investments	442,050	282,723
Affiliate investments	208,160	117,572
Control investments	662,013	256,556

Total fee income	1,312,223	656,851

Other income	201,917	24,472

Total operating income	8,895,948	5,409,235

Operating Expenses:
Management fee	2,017,512	1,634,644
Incentive compensation (Note 9)	1,656,565	3,525,967
Interest and other borrowing costs	1,171,196	1,128,416
Legal fees	135,000	158,000
Other expenses	118,936	116,503
Insurance	96,000	118,500
Audit fees	91,500	84,000
Administration	80,158	57,362
Directors fees	60,000	60,000
Consulting fees	47,000	31,500
Printing and postage	31,544	24,300
Public relations fees	21,600	19,650

Total operating expenses	5,527,011	6,958,842

Net operating income (loss) before taxes	3,368,937	(1,549,607)

Tax (Benefit) Expenses:
Deferred tax (benefit) expense	(179,606)	19,753
Current tax expense	201,252	—

Total tax expense	21,646	19,753

Net operating income (loss)	3,347,291	(1,569,360)

Net Realized and Unrealized Gain on Investments:

Net realized gain on investments
Non-control/Non-affiliated investments	1,093	3,968
Affiliate investments	595,000	—
Foreign currency	60,325	—

Total net realized gain on investments	656,418	3,968

Net change in unrealized appreciation on investments	16,809,199	20,642,228

Net realized and unrealized gain on investments	17,465,617	20,646,196

Net increase in net assets resulting from operations	$20,812,908	$19,076,836

Net increase in net assets per share resulting from operations	$0.86	$1.00

Dividends declared per share	$0.12	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2008	January 31, 2007
Cash flows from Operating Activities:
Net increase in net assets resulting from operations	$20,812,908	$19,076,836
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Realized gain	(656,418)	(3,968)
Net change in unrealized appreciation	(16,809,199)	(20,642,228)
Amortization of discounts and fees	(23,064)	(34,729)
Increase in accrued payment-in-kind dividends and interest	(1,396,837)	(762,782)
Increase in allocation of flow through income	(51,963)	(14,022)
Changes in assets and liabilities:
Dividends, interest and fees receivable	167,737	(113,074)
Prepaid expenses	180,393	(286,293)
Prepaid taxes	207,977	(28,630)
Deferred tax	(179,606)	19,753
Deposits	25,156	(8,308,550)
Other assets	8,452	8,451
Incentive compensation (Note 9)	(3,846,764)	3,415,749
Other Liabilities	(153,301)	59,989
Purchases of equity investments	(27,716,525)	(2,335,614)
Purchases of debt instruments	(49,117,165)	(23,655,069)
Proceeds from equity investments	4,495,317	—
Proceeds from debt instruments	73,185,329	10,112,950

Net cash used by operating activities	(867,573)	(23,491,231)

Cash flows from Financing Activities:
Distributions to shareholders paid	(2,430,648)	(3,359,814)
Net borrowings under revolving credit facility	20,000,000	—

Net cash provided (used) by financing activities	17,569,352	(3,359,814)

Net change in cash and cash equivalents for the period	16,701,779	(26,851,045)

Cash and cash equivalents, beginning of period	84,727,933	66,217,123

Cash and cash equivalents, end of period	$101,429,712	$39,366,078

During the quarters ended January 31, 2008 and 2007 MVC Capital, Inc. paid $1,164,798 and $880,021 in interest expense, respectively.
During the quarters ended January 31, 2008 and 2007 MVC Capital, Inc. paid $0 and $62,085 in income taxes, respectively.
Non-cash activity:
During the three months ended January 31 2008 and 2007, MVC Capital, Inc. recorded payment in kind dividend and interest of $1,396,837 and $762,782, respectively. This amount was added to the principal balance of the investments and recorded as interest/dividend income.
During the three months ended January 31 2008 and 2007, MVC Capital, Inc. was allocated $201,916 and $24,472, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of this amount, $149,953, and $10,450, respectively, was received in cash and the balance of $51,963, and $14,022, respectively, was undistributed and therefore increased the cost of the investment. The fair value was then increased by the Fund’s Valuation Committee.
On November 1, 2006, MVC Capital, Inc. re-issued 2,326 shares of treasury stock, in lieu of a $28,871 cash distribution, in accordance with the Fund’s dividend reinvestment plan.
On January 5, 2007, MVC Capital, Inc. re-issued 3,684 shares of treasury stock, in lieu of a $48,641 cash distribution, in accordance with the Fund’s dividend reinvestment plan.
On November 1, 2007, MVC Capital, Inc. re-issued 15,821 shares of treasury stock, in lieu of a $240,636 cash distribution, in accordance with the Fund’s dividend reinvestment plan.
On December 3, 2007, MVC Capital, Inc. converted the Ohio Medical Corporation Convertible Unsecured Subordinated Promissory Note from $3,405,263.60 of principal and interest to 1,125.700 shares of Ohio Medical Preferred Stock.
On January 9, 2008, MVC Capital, Inc. re-issued 15,930 shares of treasury stock, in lieu of a $242,455 cash distribution, in accordance with the Fund’s dividend reinvestment plan.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Changes in Net Assets

	For the Quarter Ended	For the Quarter Ended	For the Year Ended
	January 31, 2008	January 31, 2007	October 31, 2007
	(Unaudited)	(Unaudited)
Operations:
Net operating income (loss)	$3,347,291	$(1,569,360)	$2,059,713
Net realized gain	656,418	3,968	66,943,545
Net change in unrealized appreciation (depreciation)	16,809,199	20,642,228	(3,301,612)

Net increase in net assets from operations	20,812,908	19,076,836	65,701,646

Shareholder Distributions:
Distributions to shareholders	(2,913,739)	(3,437,326)	(12,171,688)

Net decrease in net assets from shareholder distributions	(2,913,739)	(3,437,326)	(12,171,688)

Capital Share Transactions:
Issuance of common stock	—	—	83,825,625
Offering expenses	—	—	(5,431,091)
Reissuance of treasury stock in lieu of cash dividend	483,091	77,512	178,903

Net increase in net assets from capital share transactions	483,091	77,512	78,573,437

Total increase in net assets	18,382,260	15,717,022	132,103,395

Net assets, beginning of period	369,096,769	236,993,374	236,993,374

Net assets, end of period	$387,479,029	$252,710,396	$369,096,769

Common shares outstanding, end of period	24,297,087	19,099,939	24,265,336

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Selected Per Share Data and Ratios

	For the		For the		For the
	Quarter Ended		Quarter Ended		Year Ended
	January 31, 2008		January 31, 2007		October 31, 2007
	(Unaudited)		(Unaudited)

Net asset value, beginning of period	$15.21		$12.41		$12.41

Gain (loss) from operations:
Net operating income gain (loss)	0.14		(0.08)		0.13
Net realized and unrealized gain on investments	0.72		1.08		2.79

Total gain from investment operations	0.86		1.00		2.92

Less distributions from:
Income	(0.12)		(0.18)		(0.54)

Total distributions	(0.12)		(0.18)		(0.54)

Capital share transactions
Anit-dilutive effect of share issuance	—		—		0.42

Total capital share transactions	—		—		0.42

Net asset value, end of period	$15.95		$13.23		$15.21

Market value, end of period	$15.27		$15.26		$17.06

Market premium (discount)	(4.26)%		15.34%		12.16%

Total Return — At NAV (a)	5.69%		8.17%		27.39%

Total Return — At Market (a)	(9.79)%		18.24%		35.02%

Ratios and Supplemental Data:

Net assets, end of period (in thousands)	$387,479		$252,710		$369,097

Ratios to average net assets:
Expenses excluding tax expense (benefit)	5.86	%(b)	11.48	%(b)	7.89%
Expenses including tax expense (benefit), incentive compensation, interest and other borrowing costs	5.88	%(b)	11.51	%(b)	7.78%
Expenses excluding incentive compensation	4.10	%(b)	5.69	%(b)	4.40%
Expenses excluding incentive compensation, interest and other borrowing costs	2.86	%(b)	3.83	%(b)	2.88%

Net operating income (loss) before tax expense (benefit)	3.57	%(b)	(2.56)	%(b)	0.53%
Net operating income (loss) after tax expense (benefit), incentive compensation, interest and other borrowing costs	3.55	%(b)	(2.59)	%(b)	0.64%
Net operating income (loss) before incentive compensation	5.33	%(b)	3.23	%(b)	4.02%
Net operating income (loss) before incentive compensation, interest and other borrowing costs	6.57	%(b)	5.09	%(b)	5.54%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b)	Annualized.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
January 31, 2008
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments — 24.25% (a, c, f, g)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision — Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h)	$2,473,521	2,473,521	2,473,521
		Second Lien Seller Note 16.0000%, 06/30/2013 (b, h)	3,216,180	3,216,180	3,216,180

				5,689,701	5,689,701

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b, h)	17,920,864	17,656,109	17,920,864
		Term Loan A 9.1600%, 07/18/2011 (h)	2,460,000	2,427,945	2,427,945
		Term Loan B 11.3100%, 07/18/2011(h)	2,000,000	1,974,108	1,974,108

				22,058,162	22,322,917

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d)		15,000,000	13,600,000

Henry Company	Building Products / Specialty Chemicals	Term Loan A 8.3450%, 04/06/2011(h)	1,837,309	1,837,309	1,837,309
		Term Loan B 12.5950%, 04/06/2011 (h)	2,000,000	2,000,000	2,000,000

				3,837,309	3,837,309

Innovative Brands, LLC	Consumer Products	Term Loan 11.1250%, 09/25/2011 (h)	14,812,500	14,812,500	14,812,500

JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009 (b, h)	3,211,387	3,188,431	3,211,387

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d)		3,750,000	—

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 9.8450%, 12/28/2012 (h)	1,000,000	552,492	1,000,000
		Second Lien Loan 15.0000%, 12/31/2013 (b,h)	23,000,000	22,501,918	23,000,000

				23,054,410	24,000,000

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,294,000	1,299,179	1,294,000
		Term Loan 8.7500%, 01/19/2014 (h)	705,000	705,000	705,000

				2,004,179	1,999,000

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 6.2606%, 12/08/2012 (h)	6,833	6,833	6,833
		First Lien Seller Note 8.1425%, 12/08/2012 (h)	983,167	983,167	983,167
		Second Lien Seller Note 11.3319%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,490,000	4,490,000

Sub Total Non-control/Non-affiliated investments				121,420,452	93,962,814

Affiliate investments — 30.09% (a, c, f, g)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b,h)	14,286,466	13,832,941	14,286,466
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	66,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	14,934,000

				23,832,941	29,286,466

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	10,161,950
		Convertible Preferred Stock (1,065,000)		10,357,500	10,650,000

				15,879,242	20,811,950

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	2,000,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	10,614,029	10,458,805	10,614,029
		Convertible Preferred Stock (20,000 shares)(b)		2,247,524	2,247,524

				12,706,329	12,861,553

Octagon Credit Investors, LLC	Financial Services	Term Loan 9.0950%, 12/31/2011 (h)	5,000,000	4,947,792	5,000,000
		Revolving Line of Credit 9.0950%, 12/31/2011 (h)	9,750,000	9,750,000	9,750,000
		Limited Liability Company Interest		1,162,334	3,817,238

				15,860,126	18,567,238

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (1,666,667 shares) (d)		1,000,000	1,000,000

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	9,000,000

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (d)		5,564,716	7,510,373
		Preferred Stock (1,000,000 shares) (b, h)		9,817,667	12,719,438
		Warrants (d)		—	2,856,170

				15,382,383	23,085,981

Sub Total Affiliate investments				99,661,021	116,613,188

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
January 31, 2008
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Control Investments — 48.18% (a, c, f, g)

auto MOTOL BENI	Automotive Dealership	Bridge Loan 12.0000%, 02/28/2008 (e, h)	$2,000,000	$2,000,000	$2,000,000
		Common Stock (200 shares)(d, e)		2,000,000	2,700,000

				4,000,000	4,700,000

Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Revolving Credit Facility 10.0000%, 12/01/2009 (h)	4,000,000	4,000,000	4,000,000
		Demand Note 10.0000% 12/01/2009 (h)	1,000,000	1,000,000	1,000,000
		Common Stock (2,000,000 shares) (d)		750,000	750,000

				5,750,000	5,750,000

MVC Automotive Group BV	Automotive	Common Equity Interest (d, e)		20,911,500	20,911,500
		Bridge Loan 10.0000%, 03/17/2008 (e, h)	1,643,557	1,643,557	1,643,557

				22,555,057	22,555,057

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		332,698	332,698

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	17,200,000
		Series A Convertible Preferred Stock (9,917 shares) (b, h)		30,000,000	30,000,000

				47,000,000	47,200,000

SGDA Europe BV	Soil Remediation	Common Equity Interest (d, e)		750,000	750,000

SGDA Sanierungsgesellschaft	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e, h)	6,187,350	6,077,062	6,077,062
fur Deponien und Altlasten		Common Equity Interest (d, e)		438,551	560,000
		Preferred Equity Interest (d, e)		5,000,000	5,725,000

				11,515,613	12,362,062

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	2,700,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012 (b, h)	5,512,175	5,436,547	5,512,175
		Common Stock (800 shares) (d)		11,200,000	12,200,000

				16,636,547	17,712,175

Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and	Senior Subordinated Debt 14.5500%, 08/04/2009 (b, h)	6,956,402	6,925,569	6,956,402
	Irrigation Equipment	Junior Revolving Line of Credit 12.5000%, 07/07/2009 (h)	5,000,000	5,000,000	5,000,000
		Common Stock (542 shares) (d)		5,420,291	3,420,291
		Warrants (d)		—	—

				17,345,860	15,376,693

Turf Products, LLC	Distributor — Landscaping and	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	7,676,330	7,644,509	7,676,330
	Irrigation Equipment	Secured Junior Revolving Note 12.50000%, 05/01/2008 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,821,794	5,821,794
		Warrants (d)		—	—

				12,466,303	14,498,124

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	5,622,555	5,425,434	5,622,555
		Senior Credit Facility 12.2500% 07/26/2010 (h)	2,577,385	2,577,385	2,577,385
		Convertible Series B Preferred Stock (32,200 shares) (d)		500,000	2,700,000

		Convertible Series C Preferred Stock (8,216 shares) (d)		—	—
		Convertible Series F Preferred Stock (945 shares) (d)		—	—

				8,502,819	10,899,940

Velocitius B.V.	Renewable Energy	Revolving Credit Facility II, 8.0000%, 04/30/2010 (e, h)	612,882	612,882	612,882
		Common Equity Interest (d, e)		11,395,315	14,051,315

				12,008,197	14,664,197

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d)		5,500,000	15,421
		Preferred Stock (6,443,188 shares) (d)		1,134,001	9,484,579

				6,634,001	9,500,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	700,000	700,000	700,000
		Common Stock (81,000 shares) (d)		1,850,000	3,700,000

				2,550,000	4,400,000

WBS Carbons Acquistions Corp.	Specialty Chemicals	Bridge Loan 5.0000%, 11/22/2011(b, h)	1,681,111	1,681,111	1,681,111
		Common Stock (400 shares) (d)		1,600,000	1,600,000

				3,281,111	3,281,111

Sub Total Control Investments				173,628,206	186,682,057

TOTAL INVESTMENT ASSETS — 102.52% (f)				$394,709,679	$397,258,059

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933.The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except auto MOTOL BENI, Lockorder Limited, SafeStone Technologies Limited, MVC Automotive, SGDA Europe BV, SGDA Sanierungsgesellschaft fur Deponien und Altlasten, SIA Tekers Invest and Velocitius B.V.The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $387,479,029 as of January 31, 2008.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

•	Denotes zero Cost or fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2007

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments — 23.18% (a, c, g, f)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision — Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h)	$2,659,035	2,659,035	2,659,035
		Second Lien Seller Note 16.0000%, 06/30/2013 (b, h)	3,090,594	3,090,594	3,090,594

				5,749,629	5,749,629

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b, h)	17,829,579	17,549,872	17,829,580
		Term Loan A 9.3800%, 07/18/2011(h)	2,550,000	2,514,351	2,514,351
		Term Loan B 11.5300%, 07/18/2011(h)	2,000,000	1,972,222	1,972,222

				22,036,445	22,316,153

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d)		15,000,000	7,600,000

Henry Company	Building Products / Specialty Chemicals	Term Loan A 8.6280%, 04/06/2011(h)	1,837,309	1,837,309	1,837,309
		Term Loan B 12.5025%, 04/06/2011 (h)	2,000,000	2,000,000	2,000,000

				3,837,309	3,837,309

Innovative Brands, LLC	Consumer Products	Term Loan 11.1250%, 09/25/2011 (h)	14,850,000	14,850,000	14,850,000

JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009 (b, h)	3,175,371	3,147,234	3,175,371

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d)		3,750,000	—

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 13.1300%, 03/31/2011(h)	7,392,634	7,361,420	7,392,634
		Senior Subordinated Debt 16.0000%, 03/31/2012 (b, h)	13,485,570	13,236,072	13,485,570

				20,597,492	20,878,204

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,320,500	1,326,047	1,320,500
		Term Loan 8.7500%, 10/06/2013 (h)	619,000	619,000	619,000
		Term Loan 8.7500%, 01/19/2014 (h)	705,000	705,000	705,000

				2,650,047	2,644,500

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 8.1425%, 12/08/2012 (h)	992,500	992,500	992,500
		Second Lien Seller Note 11.3318%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,492,500	4,492,500

Sub Total Non-control/Non-affiliated investments				119,646,416	85,543,666

Affiliate investments — 34.67% (a, c, g, f)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b,h)	14,035,389	13,557,190	14,035,389
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				23,557,190	24,035,389

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	10,161,950
		Convertible Preferred Stock (1,065,000) (d)		10,357,500	10,650,000

				15,879,242	20,811,950

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—

Genevac U.S. Holdings, Inc.	Laboratory Research Equipment	Senior Subordinated Debt 12.5000%, 01/03/2008 (e, h)	12,962,963	12,962,963	12,962,963
		Common Stock (140 shares) (b, e)		1,103,002	1,103,002

				14,065,965	14,065,965

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	2,000,000

Impact Confections, Inc.	Confections Manufacturing and Distribution	Senior Subordinated Debt 17.0000%, 07/30/2009 (b, h)	5,718,372	5,664,803	5,718,372
		Promissory Note 9.1287%, 07/29/2008 (h)	325,000	323,388	325,000
		Common Stock (252 shares) (d)		2,700,000	2,700,000

				8,688,191	8,743,372

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	10,506,628	10,344,177	10,506,628
		Convertible Preferred Stock (20,000 shares)(b)		2,203,455	2,203,455

				12,547,632	12,710,083

Octagon Credit Investors, LLC	Financial Services	Term Loan 9.3790%, 12/31/2011 (h)	5,000,000	4,944,431	5,000,000
		Revolving Line of Credit 9.3790%, 12/31/2011 (h)	4,100,000	4,100,000	4,100,000
		Limited Liability Company Interest		1,110,370	3,765,275

				10,154,801	12,865,275

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
October 31, 2007

Company	Industry	Investment	Principal	Cost	Fair Value
Phoenix Coal Corporation	Coal Processing and Production	Common Stock (1,666,667 shares) (d)		$1,000,000	$1,000,000

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	9,000,000

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (d)		5,564,716	9,064,716
		Preferred Stock (1,000,000 shares) (b, h)		9,660,637	12,562,408
		Warrants (d)		—	1,100,000

				15,225,353	22,727,124

Sub Total Affiliate investments				116,118,374	127,959,158

Control Investments — 44.88% (a, c, g, f)

auto MOTOL BENI	Automotive Dealership	Bridge Loan 12.0000%, 12/31/2007 (e, h)	$2,000,000	2,000,000	2,000,000
		Common Stock (200 shares)(d, e)		2,000,000	2,700,000

				4,000,000	4,700,000

Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Revolving Credit Facility 10.0000%, 12/01/09 (h)	4,000,000	4,000,000	4,000,000
		Common Stock (2,000,000 shares) (d)		750,000	750,000

				4,750,000	4,750,000

MVC Automotive Group BV	Automotive Dealership	Common Equity Interest (d,e)		20,911,500	20,911,500
		Bridge Loan 10.0000%, 03/17/2008 (e,h)	19,088,500	19,088,500	19,088,500

				40,000,000	40,000,000

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		116,173	116,173

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	17,200,000
		Convertible Unsecured Subordinated Promissary Note 17.1288%, 07/30/2008 (h)	3,250,000	3,250,000	3,250,000

				20,250,000	20,450,000

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	2,600,000

SGDA Sanierungsgesellschaft fur Deponien und Altlasten	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e, h)	6,187,350	6,059,477	6,059,477
		Common Equity Interest (d, e)		438,551	560,000
		Preferred Equity Interest (d, e)		5,000,000	5,600,000

				11,498,028	12,219,477

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012 (b, h)	5,414,733	5,334,906	5,414,733
		Common Stock (800 shares) (d)		11,200,000	12,200,000

				16,534,906	17,614,733

Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and	Senior Subordinated Debt 14.5500%, 08/04/2009 (b, h)	6,860,431	6,824,441	6,860,431
	Irrigation Equipment	Junior Revolving Line of Credit 12.5000%, 07/07/2009(h)	4,000,000	4,000,000	4,000,000
		Common Stock (542 shares) (d)		5,420,291	3,420,291
		Warrants (d)		—	—

				16,244,732	14,280,722

Turf Products, LLC	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	7,676,330	7,636,647	7,676,330
		Limited Liability Company Interest (d)		3,821,794	5,821,794
		Warrants (d)		—	—

				11,458,441	13,498,124

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	5,551,318	5,343,119	5,551,318
		Senior Credit Facility 12.2500% 7/26/2010 (h)	84,882	84,882	84,882
		Convertible Series B Preferred Stock (32,200 shares) (d)		500,000	500,000
		Convertible Series C Preferred Stock (8,216 shares) (d)		—	—
		Convertible Series F Preferred Stock (1,535 shares) (d)		—	—

				5,928,001	6,136,200

Velocitius B.V.	Renewable Energy	Revolving Credit Facility I, 8.0000%, 10/31/2009 (e, h)	191,084	191,084	191,084
		Revolving Credit Facility II, 8.0000%, 04/30/2010 (e, h)	612,882	612,882	612,882
		Common Equity Interest (d, e)		11,395,315	11,395,315

				12,199,281	12,199,281

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d)		5,500,000	15,421
		Preferred Stock (6,443,188 shares) (d)		1,134,001	9,484,579

				6,634,001	9,500,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	700,000	700,000	700,000
		Common Stock (81,000 shares) (d)		1,850,000	3,700,000

				2,550,000	4,400,000

WBS Carbons Acquisitions Corp.	Specialty Chemicals	Bridge Loan 5.0000%, 11/22/2011 (b, h)	1,600,000	1,600,000	1,600,000
		Common Stock (400 shares) (d)		1,600,000	1,600,000

				3,200,000	3,200,000

Sub Total Control Investments				157,663,563	165,664,710

TOTAL INVESTMENT ASSETS 102.73% (f)				$393,428,353	$379,167,534

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933.The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except auto MOTOL BENI, Genevac U.S. Holdings, Inc., Lockorder Limited, SafeStone Technologies Limited, MVC Automotive, SGDA Sanierungsgesellschaft fur Deponien und Altlasten, SIA Tekers Invest and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $369,096,769 as of October 31, 2007.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

•	Denotes zero Cost or fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Company”)
Notes to Consolidated Financial Statements
January 31, 2008
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Certain amounts have been reclassified to adjust to current period presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2007, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 28, 2007 (File No. 814-00201).
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
4. Concentration of Market Risk
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represented approximately 78.68% of the Company’s total assets at January 31, 2008. As discussed in Note 5, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.

5. Portfolio Investments
     For the Three Month Period Ended January 31, 2008
     During the three month period ended January 31, 2008, the Company made two new investments, committing capital totaling approximately $24.8 million. The investments were made in SP Industries, Inc. (“SP”) ($24.0 million) and SGDA Europe BV (“SGDA Europe”) ($750,000).
     The Company also made three follow-on investments in existing portfolio companies committing capital totaling approximately $41.2 million. During the quarter ending January 31, 2008, the Company made additional investments totaling approximately $217,000 in MVC Partners LLC (“MVC Partners”). In connection with these investments, MVC Partners has made an investment in MVC Acquisition Corp., a newly-formed blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We have agreed to serve as the corporate sponsor of MVC Acquisition Corp. Michael Tokarz, our Chairman and Portfolio Manager and the Manager of TTG Advisers, and Peter Seidenberg, our Chief Financial Officer, currently serve as Chairman of the Board and Chief Financial Officer, respectively, for MVC Acquisition Corp. In connection with our sponsorship of MVC Acquisition Corp., we have agreed to purchase, through MVC Partners, an aggregate of $5,000,000 of warrants from MVC Acquisition Corp. concurrent with the consummation of its initial public offering. On November 26, 2007 and December 20, 2007, the Company made additional investments of $500,000 in Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”) in the form of a $1.0 million demand note. The demand note has an annual interest rate of 10%. On November 30, 2007, the Company invested an additional $36.7 million in Ohio Medical Corporation (“Ohio Medical”) in the form of a $10.0 million senior subordinated note and $26.7 million in 9,917 shares of convertible preferred stock. At this time, the $3.3 million convertible unsecured subordinated promissory note was converted into preferred stock for a total investment in Ohio Medical of $40.0 million. The note has an annual interest rate of 16% and a maturity date of May 30, 2012. On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC.
     At the beginning of the 2008 fiscal year, the junior revolving note provided to Timberland Machines & Irrigation, Inc. (“Timberland”) had a balance outstanding of $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during the three month period ended January 31, 2008 were $1.0 million resulting in a balance as of January 31, 2008 of $5.0 million.
     At October 31, 2007, the balance of the revolving credit facility provided to Octagon Credit Investors, LLC (“Octagon”) was $4.1 million. Net borrowings during the three month period ended January 31, 2008 were $5.7 million resulting in a balance outstanding as of January 31, 2008 of approximately $9.8 million.
     At October 31, 2007, the balance of Line I, as defined below, provided to Velocitius B.V. (“Velocitius”) was approximately $191,000. Net repayments during the three month period ended January 31, 2008 were approximately $191,000. As of January 31, 2008, there was no amount outstanding on Line I.
     At October 31, 2007, the balance of Line II, as defined below, provided to Velocitius was approximately $613,000. As of January 31, 2008, there was approximately $613,000 outstanding on Line II.
     At October 31, 2007, the balance of the revolving credit facility provided to U.S. Gas & Electric, Inc. (“U.S. Gas”) was approximately $85,000. Net borrowings during the three month period ended January 31, 2008 were $2.5 million resulting in a balance outstanding as of January 31, 2008 of approximately $2.6 million.

     On November 1, 2007, December 1, 2007, and January 1, 2008, the Company received $111,111, respectively, as principal payments from SP on term loan B.
     On November 2, 2007, Genevac U.S. Holdings, Inc. (“Genevac”) made a principal payment of $1.0 million on its senior subordinated loan.
     On December 21, 2007, Storage Canada, LLC (“Storage Canada”) repaid a portion of its term loan. Total amount received including accrued interest was approximately $622,000.
     On December 31, 2007, the Company received a quarterly principal payment from BP Clothing, LLC (“BP”) on term loan A of $90,000.
     On December 31, 2007, Total Safety U.S., Inc. (“Total Safety”) made a principal payment of $2,500 on its first lien loan.
     On December 31, 2007, Turf Products LLC (“Turf”) borrowed $1.0 million from the secured junior revolving note, which was the amount outstanding as of January 31, 2008.
     On January 2, 2008, the Company received a principal payment of $37,500 on the term loan provided to Innovative Brands, LLC (“Innovative Brands”).
     On January 2, 2008, SP repaid term loan B and senior subordinated loan in full including all accrued interest. The total amount received for term loan B was $7.1 million and the amount received for the senior subordinated loan was $13.6 million.
     On January 2, 2008, Genevac repaid its senior subordinated loan in full including all accrued interest. The total amount received was $11.9 million. The Company, at this time, sold 140 shares of Genevac common stock for $1.7 million, resulting in a short-term capital gain of $595,000.
     On January 15, 2008, Impact Confections, Inc. (“Impact”) repaid its promissory note and senior subordinated loan in full including all accrued interest. The total amounts received for the promissory note and the senior subordinated loan were approximately $331,000 and $5.8 million, respectively. The Company, at this time, sold 252 shares of common stock at cost for $2.7 million.
     On January 29, 2008, MVC Automotive Group B.V. (“MVC Automotive”) made a principal payment of $17.4 million on its bridge loan, resulting in a principal balance of $1.6 million as of January 31, 2008.
     During the three month period ended January 31, 2008, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $2.2 million, SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”) preferred equity interest by $125,000, Foliofn, Inc. (“Foliofn”) preferred stock by $6.0 million, SIA Tekers Invest (“Tekers”) common stock by $100,000, Custom Alloy Corporation (“Custom Alloy”) preferred stock by $5.0 million, Velocitius equity interest by $2.7 million, and Vitality Foodservice, Inc. (“Vitality”) by approximately $200,000. In addition, increases in the cost basis and fair value of the loans to JDC Lighting, LLC (“JDC”), SP, Timberland, Amersham Corporation (“Amersham”), Marine Exhibition Corporation (“Marine”), BP, Summit Research Labs, Inc. (“Summit”), U.S. Gas, WBS Carbons Acquisition Corp. (“WBS”), Custom Alloy and the Vitality and Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $1,396,837. Also, during the three month period ended January 31, 2008, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of the Company’s investment by approximately $52,000.

     At January 31, 2008, the fair value of all portfolio investments was $397.3 million with a cost basis of $394.7 million. At January 31, 2008, the fair value and cost basis of portfolio investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $23.1 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $374.2 million and $338.8 million, respectively. At October 31, 2007, the fair value of all portfolio investments was $379.2 million with a cost basis of $393.4 million. At October 31, 2007, the fair value and cost basis of Legacy Investments was $17.1 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $362.1 million and $337.5 million, respectively.
     For the Year Ended October 31, 2007
     During the fiscal year ended October 31, 2007, the Company made ten new investments, committing capital totaling approximately $117.3 million. The investments were made in WBS ($3.2 million), HuaMei Capital Company, Inc. (“HuaMei”) ($200,000), Levlad Arbonne International LLC (“Levlad”) ($10.1 million), Total Safety ($4.5 million), MVC Partners ($71,000), Genevac ($14.0 million), Tekers ($2.3 million), U.S. Gas ($18.9 million), Custom Alloy ($24.0 million), and MVC Automotive ($40.0 million).
     The Company also made 16 follow-on investments in existing portfolio companies committing capital totaling approximately $49.8 million. On November 7, 2006, the Company invested $100,000 in SGDA by purchasing an additional common equity interest. On December 22, 2006, the Company purchased an additional 56,472 shares of common stock in Vitality at a cost of approximately $565,000. On January 9, 2007, the Company extended to Turf a $1.0 million junior revolving note. Turf immediately borrowed $1.0 million from the note. On January 11, 2007, the Company provided Harmony Pharmacy a $4.0 million revolving credit facility. Harmony Pharmacy immediately borrowed $1.75 million from the credit facility. On February 16, 2007, the Company invested $1.8 million in HuaMei purchasing 450 shares of common stock. At the same time, the previously issued $200,000 convertible promissory note was exchanged for 50 shares of HuaMei common stock at the same price. On February 19, 2007, the Company invested an additional $8.4 million of common equity interest in Velocitius. On February 21, 2007 and May 4, 2007, the Company provided BP a $5.0 million and a $2.5 million second lien loan, respectively. On March 26, 2007, the Company extended a $1.0 million bridge loan to Auto MOTOL BENI (“BENI”). On March 30, 2007, the Company invested an additional $5.0 million in SP in the form of a subordinated term loan B. On May 1, 2007, the Company extended to Velocitius a $650,000 revolving line of credit (“Line II”). Velocitius immediately borrowed approximately $547,000. The balance of the line of credit as of October 31, 2007 was approximately $613,000. On May 8, 2007, the Company provided Baltic Motors Corporation (“Baltic Motors”) a $5.5 million bridge loan. On May 9, 2007, the Company purchased 1.0 million shares of Dakota Growers Pasta Company, Inc. (“Dakota Growers”) preferred stock at a cost of $10.0 million. At that time, 65,000 shares of Dakota Growers common stock were converted to 65,000 shares of convertible preferred stock. On June 19, 2007, the Company increased the bridge loan to BENI to $2.0 million. The remaining available amount of $1.7 million was immediately drawn. On July 30, 2007, the Company provided Ohio Medical a $2.0 million convertible unsecured promissory note. On August 20, 2007, the Company contributed an additional $45,000 to MVC Partners, increasing the Company’s limited liability interest. On September 27, 2007, the Company invested an additional $1.25 million in Ohio Medical by increasing the convertible unsecured promissory note to $3.25 million.
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
     At October 31, 2006, the balance of Line I provided to Velocitius was approximately $144,000. Net borrowings during the fiscal year October 31, 2007 were approximately $47,000. As of October 31, 2007, the balance of Line I was approximately $191,000.
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
     On March 8, 2007, Levlad repaid its loan in full, including all accrued interest and a prepayment fee. The total amount received from the payment was approximately $10.4 million.
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
     On July 24, 2007, the Company sold the common stock of Baltic Motors and SIA BM Auto (“BM Auto”). The amount received from the sale of the 60,684 common shares of Baltic Motors was approximately $62.0 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. Baltic Motors repaid all debt from the Company in full including all accrued interest. Total amount received from the repayment of the debt was approximately $10.2 million including all accrued interest. The remaining $51.8 million, less the $8.0 million cost basis of Baltic Motors, resulted in $43.8 million recorded as realized gain. The difference between the $51.8 million received from the Baltic Motors equity and the carrying value at October 31, 2006 is $30.6 million and the amount of the increase in net assets attributable to fiscal year 2007. The portion of the capital gain related to the equity investment made on June 24, 2004 ($40.9 million), will be treated as long-term capital gain and the portion related to the equity investment made on September 28, 2006 ($2.9 million) will be treated as a short-term capital gain. The amount received from the sale of the 47,300 common shares of BM Auto was approximately $29.7 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. The $29.7 million, less the $8.0 million cost basis of BM Auto, resulted in $21.7 million recorded as a long term capital gain. The difference between the $29.7 million received from the BM Auto equity and the carrying value at October 31, 2006 is $21.7 million, which is the amount of the increase in net assets attributable to fiscal year 2007.
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
     On July 27, 2007, U.S. Gas repaid its bridge loan in full, including accrued interest. The total amount received was approximately $908,000.
     On August 1, 2007, Phoenix Coal Corporation (“Phoenix Coal”) repaid its second lien loan in full including all accrued interest and fees. Total amount received from the repayment was approximately $8.4 million.
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
     During the fiscal year ended October 31, 2007, the Valuation Committee increased the fair value of the Company’s investments in Dakota Growers common stock by approximately $1.9 million, Octagon’s membership interest by approximately $1.6 million, SGDA common equity interest by approximately $121,000 and preferred equity interest by $600,000, PreVisor, Inc. (“PreVisor”) common stock by $3.0 million, Foliofn preferred stock by $2.6 million, Tekers common stock by $300,000, BENI common stock by $700,000, Summit preferred stock by $1.0 million, Vendio Services, Inc. (“Vendio”) preferred stock by $6.1 million, and Vendio common stock by approximately $15,000. In addition, increases in the cost basis and fair value of the loans to Impact, JDC, SP, Timberland, Amersham, Marine, Phoenix Coal, BP, Turf, Summit, U.S. Gas, Custom Alloy, Vitality and Marine preferred stock, and Genevac common stock were due to the capitalization of PIK interest/dividends totaling $2,850,999. Also, during the fiscal year ended October 31, 2007, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of the Company’s investment by $216,275. The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical by $9.0 million and Timberland common stock by $1.0 million during the fiscal year ended October 31, 2007.
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
6. Commitments and Contingencies
     Commitments to/for Portfolio Companies:
     At January 31, 2008, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.
Portfolio Company	Amount Committed	Amount Funded at January 31, 2008

Timberland	$5.0 million	$5.0 million
Storage Canada	$6.0 million	$2.0 million
Marine	$2.0 million	$—
BENI	$556,430	$—
Octagon	$12.0 million	$9.8 million
Velocitius	$260,000	—
Velocitius	$650,000	$612,882
Turf	$1.0 million	$1.0 million
Harmony Pharmacy	$4.0 million	$4.0 million
Tekers	$2.1 million	—
U.S. Gas	$10.0 million	$2.6 million
U.S. Gas	$2.0 million	—
MVC Automotive	$9.6 million	—
MVC Automotive	$5.9 million	—
Total	$61.1 million	$25.0 million
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.

     On July 8, 2005 the Company extended to Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2009. The Company also receives a fee of 0.25% on the unused portion of the note. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. As of October 31, 2007, the funded debt under the junior revolving line of credit was $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during for the three month period ended January 31, 2008 were $1.0 million resulting in a balance as of January 31, 2008 of $5.0 million.
     On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment expires after one year, but may be renewed annually with the consent of both parties. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2007, the outstanding balance of the loan commitment was $2.7 million. Net repayments during the three month period ended January 31, 2008 were $619,000 resulting in a balance of $2.0 million at such date.
     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. There was no amount outstanding on the revolving loan facility as of January 31, 2008.
     On October 10, 2006, the Company agreed to guarantee a 375,000 Euro inventory financing facility for BENI, equivalent to approximately $556,430 at January 31, 2008.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. At October 31, 2007 the outstanding balance of the revolving credit facility provided to Octagon was $4.1 million. Net borrowings during the three month period ended January 31, 2008 were $5.7 million resulting in a balance outstanding of $9.8 million on that date.
     On October 30, 2006, the Company provided Velocitius a $260,000 revolving line of credit (“Line I”). Line I expires on October 31, 2009 and bears annual interest at 8%. At October 31, 2007, the balance of the Line I was approximately $191,000. Net repayments during the three month period ended January 31, 2008 were approximately $191,000. As of January 31, 2008, there was no amount outstanding on Line I.
     On January 9, 2007, the Company extended to Turf a $1.0 million secured junior revolving note. The note bears annual interest at 12.5% and expires on May 1, 2008. The Company also receives a fee of 0.25% of the unused portion of the note. On December 31, 2007, Turf borrowed $1.0 million from the secured junior revolving note. There was $1.0 million outstanding on the revolving note as of January 31, 2008.
     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. At October 31, 2007 and January 31, 2008, the outstanding balance of the revolving credit facility provided was $4.0 million.
     On May 1, 2007, the Company provided Line II to Velocitius. Line II expires on April 30, 2010 and bears annual interest at 8%. At October 31, 2007 and January 31, 2008, there was approximately $613,000 outstanding.

     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.1 million at January 31, 2008.
     On July 26, 2007, the Company provided a $10.0 million revolving credit facility and a $2.0 million junior revolver to U.S. Gas. The credit facility bears annual interest at LIBOR plus 6% and the revolver bears annual interest at 14%. The Company receives a fee of 0.50% on the unused portion of the credit facility and the revolver. The revolving credit facility and junior revolver expire on July 26, 2010. At October 31, 2007, there was approximately $85,000 outstanding on the revolving credit facility. Net borrowings during the three month period ended January 31, 2008 were $2.5 million resulting in a balance outstanding of $2.6 million at such date. There was no amount outstanding on the junior revolver as of October 31, 2007 and January 31, 2008.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $9.6 million at January 31, 2008.
     On January 16, 2008, the Company agreed to support a 4 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.9 million at January 31, 2008) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
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
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a new four-year, $100 million credit facility (the “Credit Facility”) with Guggenheim as administrative agent for the lenders. At October 31, 2007, there was $50.0 million in term debt and $30.0 million on the Credit Facility outstanding. During the three month period ended January 31, 2008, the Company’s net borrowings on the Credit Facility were $20.0 million. As of January 31, 2008, there was $50.0 million in term debt and $50.0 million outstanding on the revolving credit facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. The Credit Facility will expire on April 27, 2010, at which time all outstanding amounts under the Credit Facility will be due and payable. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.
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
     At October 31, 2007, the provision for estimated incentive compensation was $17,875,496. During the three month period ended January 31, 2008, this provision for incentive compensation was decreased by a net amount of $3,846,764 to $14,028,732. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of six of the Company’s portfolio investments (U.S. Gas, Vitality, Tekers, SGDA, Custom Alloy and Velocitius) by a total of $10.3 million. The net decrease in the provision for incentive compensation during the three month period ended January 31, 2008 was a result of the incentive compensation payment to TTG Advisers of $5.5 million due to the sale of Baltic Motors and BM Auto. Pursuant to the Advisory Agreement, incentive compensation payments will be made to TTG Advisers only upon the occurrence of a realization event (as defined under such agreement). On July 24, 2007, as discussed in “Realized Gains and Losses on Portfolio Securities, For the Fiscal Year Ended October 31, 2007,” the Company realized a gain of $66.5 million from the sale of Baltic Motors and BM Auto. This transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment was not required to be made until the precise amount of the payment obligation was confirmed based on the Company’s completed audited financials for the fiscal year 2007. The payment obligation to TTG Advisers from this transaction totaled approximately $12.9 million (20% of the realized gain from the sale less unrealized depreciation on the portfolio). The remaining $7.4 million incentive compensation payment to TTG Advisers was paid on February 1, 2008. During the quarter ended January 31, 2008, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.
10. Tax Matters
     On October 31, 2007, the Company had a net capital loss carryforward of $6,623,425 remaining, of which $3,327,875 will expire in the year 2012 and $3,295,550 will expire in the year 2013. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed. As of October 31, 2007, the Company had net unrealized capital losses of $15,363,252. The gross unrealized capital losses totaled $50,618,032. The total net realized capital loss carryforwards and gross unrealized capital losses at October 31, 2007 were $57,241,457.
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
     For the Quarter Ended January 31, 2008
     On December 20, 2007, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on January 9, 2008 to shareholders of record on December 31, 2007. The ex-dividend date was December 27, 2007. The total distribution amounted to $2,913,739, including distributions reinvested. In accordance with the Company’s dividend reinvestment plan (the “Plan”), Computershare Ltd., the Plan Agent, re-issued 15,930 shares of common stock from the Company’s treasury to shareholders participating in the Plan.
12. Segment Data
     The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc., and the financial advisory operations of its wholly-owned subsidiary, MVC Financial Services, Inc.
     The following table presents book basis segment data for the three month period ended January 31, 2008:

	MVC	MVCFS	Consolidated

Interest and dividend income	$7,326,584	$55,224	$7,381,808
Fee income	64,554	1,247,669	1,312,223
Other income	201,917	—	201,917
Total operating income	7,593,055	1,302,893	8,895,948

Total operating expenses	4,298,280	1,228,731	5,527,011

Net operating income before taxes	3,294,775	74,162	3,368,937
Tax expense	—	21,646	21,646
Net operating income	3,294,775	52,516	3,347,291
Net realized gain on investments and foreign currency	656,418	—	656,418
Net change in unrealized appreciation on investments	16,809,199	—	16,809,199
Net increase in net assets resulting from operations	20,760,392	52,516	20,812,908
     In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc. With the externalization of the Company’s management on November 1, 2006, separate invoices are now sent to MVC Capital and MVCFS for the quarterly base management fee due to TTG Advisers.

13. Subsequent Events
     Since January 31, 2008, net repayments on the U.S. Gas revolving credit facility were approximately $350,000.
     Since January 31, 2008, the Company invested an additional $150,000 in Harmony’s demand note.
     Since January 31, 2008, net repayments on the Octagon revolving credit facility were $5.1 million.
     On February 1, 2008, the Company repaid $50.0 million on its Credit Facility.
     On February 1, 2008, the Company paid to TTG Advisers the remaining incentive compensation payment of $7.4 million from the sale of Baltic Motors and BM Auto.
     On February 1, 2008, Innovative Brands made a principal payment of $1.7 million on its term loan.
     On February 29, 2008, the Company invested an additional $7.8 million in Summit in the form of a $3.0 million second lien loan and $4.8 million of common stock.
     On February 29, 2008, the Company sold 400 shares of WBS at cost for $1.6 million.

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
SELECTED CONSOLIDATED FINANCIAL DATA:
     Financial information for the fiscal year ended October 31, 2007 is derived from the consolidated financial statements, which have been audited by Ernst & Young LLP, the Company’s independent registered public accountants. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.

Selected Consolidated Financial Data

	Quarter Ended	Quarter Ended	Year Ended
	January 31,	January 31,	October 31,
	2008	2007	2007
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

Operating Data:
Interest and related portfolio income:
Interest and dividend income	$7,382	$4,728	$22,826
Fee income	1,312	657	3,750
Other income	202	24	374

Total operating income	8,896	5,409	26,950

Expenses:
Incentive compensation (Note 9)	1,657	3,526	10,813
Administrative	681	670	2,559
Interest, fees and other borrowing costs	1,171	1,128	4,859
Management fee	2,018	1,635	7,034

Total operating expenses	5,527	6,959	25,265

Net operating income (loss) before taxes	3,369	(1,550)	1,685

Tax expense (benefit), net	22	20	(375)

Net operating income (loss)	3,347	(1,570)	2,060

Net realized and unrealized gains (losses):
Net realized gains	657	4	66,944
Net change in unrealized appreciation (depreciation)	16,809	20,643	(3,302)

Net realized and unrealized gains on investments	17,466	20,647	63,642

Net increase in net assets resulting from operations	$20,813	$19,077	$65,702

Per Share:
Net increase in net assets per share resulting from operations	$0.86	$1.00	$2.92
Dividends per share	$0.12	$0.18	$0.54
Balance Sheet Data:
Portfolio at value	$397,258	$313,227	$379,168
Portfolio at cost	394,710	303,544	393,428
Total assets	504,895	366,239	470,491
Shareholders’ equity	387,501	252,710	369,097
Shareholders’ equity per share (net asset value)	$15.95	$13.23	$15.21
Common shares outstanding at period end	24,297	19,099	24,265
Other Data:
Number of Investments funded in period	5	9	26
Investments funded ($) in period	$65,967	$23,761	$167,134

	2008	2007				2006
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	8,896	8,438	7,030	6,073	5,409	6,104	4,607	3,915	3,882

Incentive compensation	1,657	771	1,618	4,898	3,526	1,338	1,161	2,005	1,551
Interest, fees and other borrowing costs	1,171	1,223	1,252	1,256	1,128	910	636	39	9
Management fee	2,018	1,929	1,616	1,854	1,635	—	—	—	—
Other expenses	681	630	608	652	669	2,117	1,676	1,739	1,387
Tax expense (benefit)	22	77	(78)	(394)	20	16	62	(24)	105
Net operating income (loss) before net realized and unrealized gains	3,347	3,808	2,014	(2,193)	(1,569)	1,723	1,072	156	830
Net increase in net assets resulting from operations	20,813	8,514	13,788	24,323	19,077	15,866	8,046	11,117	12,307
Net increase in net assets resulting from operations per share	0.86	0.35	0.57	1.00	1.00	0.83	0.42	0.58	0.65
Net asset value per share	15.95	15.21	14.98	14.53	13.23	12.41	11.70	11.40	10.94

(1)	Fiscal Year 2006, the Company was internally managed. During the period, other expenses also included employee compensation and facilities costs.
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
     The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2007, the Company made ten new investments and 16 follow-on investments in existing portfolio companies, committing capital totaling approximately $167.1 million pursuant to our current investment objective. During the three month period ended January 31, 2008, the Company made two new investments and three additional investments in existing portfolio companies, committing capital totaling approximately $66.0 million.
     Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of January 31, 2008, 4.58% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.
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
OPERATING INCOME
     For the Quarters Ended January 31, 2008 and 2007. Total operating income was $8.9 million for the quarter ended January 31, 2008 and $5.4 million for the quarter ended January 31, 2007, an increase of $3.5 million.
For the Quarter Ended January 31, 2008
     Total operating income was $8.9 million for the quarter ended January 31, 2008. The increase in operating income over the same period last year was primarily due to the increase in the number of investments that provide the Company with current income. The main components of investment income were the interest earned on loans and dividend income from portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $7.0 million in interest and dividend income from investments in portfolio companies. Of the $7.0 million recorded in interest/dividend income, approximately $1.4 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 5% to 17%. Also, the Company earned approximately $372,000 in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $1.3 million and $202,000, respectively.
For the Quarter Ended January 31, 2007
     Total operating income was $5.4 million for the quarter ended January 31, 2007. The $1.2 million increase in operating income, compared to the quarter ended January 31, 2006, was primarily due to the increase in the number of investments that provide the Company with current income. The main components of investment income were the interest and dividend income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $4.7 million in interest and dividend income from investments in portfolio companies. Of the $4.7 million recorded in interest/dividend income, approximately $763,000 was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 0% to 17%. Also, the Company earned approximately $75,000 in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $657,000 and $24,000, respectively.
OPERATING EXPENSES
     For Quarters Ended January 31, 2008 and 2007. Operating expenses were $5.5 million for the quarter ended January 31, 2008 and $7.0 million for the quarter ended January 31, 2007, a decrease of $1.5 million.
For the Quarter Ended January 31, 2008
     Operating expenses were $5.5 million or 5.87% of the Company’s average net assets, when annualized, for the quarter ended January 31, 2008. Significant components of operating expenses for the quarter ended January 31, 2008, included the management fee of $2.0 million, the estimated provision for incentive compensation expense of approximately $1.7 million, and interest expense and other borrowing costs of $1.2 million. The estimated provision for incentive compensation expense is a non-cash, not yet payable, provisional expense relating to the Advisory Agreement.
     The $1.5 million decrease in the Company’s operating expenses for the quarter ended January 31, 2008 compared to the quarter ended January 31, 2007, was primarily due to the $1.9 million decrease in the provision for estimated incentive compensation and the approximately $400,000 increase in the management fee expense. It should be noted, in this regard, that the Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in each of the 2007 and 2008 fiscal years. In fiscal year 2006, when the Company was still internally managed and not subject to the expense cap, the expense ratio was 3.22% (taking into account the same carve outs as those applicable to the expense cap). For fiscal year 2007, the expense ratio was 3.0% (taking into account the same carve outs as those applicable to the expense cap).
     Pursuant to the terms of the Advisory Agreement, during the three month period ended January 31, 2008, the incentive compensation provision was decreased by a net amount of $3,846,764 to $14,028,732. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of six of the Company’s portfolio investments: U.S. Gas, Vitality, Tekers, SGDA, Custom Alloy and Velocitius by a total of $10.3 million. The net decrease in the provision for incentive compensation during the three month period ended January 31, 2008 was a result of the incentive compensation payment to TTG Advisers of $5.5 million due to the sale of Baltic Motors and BM Auto. The payment obligation to TTG Advisers from the Baltic Motors and BM Auto transaction totaled approximately $12.9 million (20% of the realized gain from the sale less unrealized depreciation on the portfolio). The remaining $7.4 million incentive compensation payment to TTG Advisers was paid on February 1, 2008. Pursuant to the Advisory Agreement, incentive compensation payments will be made only upon the occurrence of a realization event (such as the sale of shares of Baltic Motors and BM Auto). Without this reserve for incentive compensation, operating expenses would have been approximately $3.9 million or 4.12% of average net assets when annualized as compared to 5.87%, which is reported on the Consolidated Per Share Data and Ratios, for the quarter ended January 31, 2008. During the quarter ended January 31, 2008, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 9 “Incentive Compensation” for more information.
     In February 2008, the Company renewed its Directors & Officers/Professional Liability Insurance policies at an annual premium expense of approximately $362,000, which is amortized over the twelve month life of the policy. The prior policy premium was $381,000.
For the Quarter Ended January 31, 2007
     Operating expenses were $7.0 million or 11.48% of the Company’s average net assets, when annualized, for the three month period ended January 31, 2007. Significant components of operating expenses for the quarter ended January 31, 2007, included estimated provision for incentive compensation expense of approximately $3.5 million, management fees of $1.6 million, and interest expense and other borrowing costs of $1.1 million. Estimated provision for incentive compensation expense is a non-cash, not yet payable, provisional expense relating to the Advisory Agreement.
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
     Pursuant to the terms of the Company’s agreement with TTG Advisers, during the three month period ended January 31, 2007, the provision for incentive compensation was increased by $3,525,967. The increase in the provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of six of the Company’s portfolio investments: Baltic Motors, Dakota Growers, Octagon, BM Auto, SGDA, and Vitality which are subject to the Company’s agreement with TTG Advisers, by a total of $17,270,586. This reserve balance of $10,588,101 will remain unpaid until net capital gains are realized, if ever, by the Company. Pursuant to the Advisory Agreement, only after a realization event may the incentive compensation be paid. Without this reserve for incentive compensation, operating expenses would have been approximately $3.4 million or 5.66% of average net assets when annualized as compared to 11.48% which is reported on the Consolidated Per Share Data and Ratios, for the three month period ended January 31, 2007. Please see Note 8 “Incentive Compensation” for more information.
     In February 2007, the Company renewed its Directors & Officers/Professional Liability Insurance policies at an expense of approximately $381,000 which is amortized over the twelve month life of the policy. The prior policy premium was $459,000.
REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES
     For the Quarters Ended January 31, 2008 and 2007. Net realized gains for the quarter ended January 31, 2008 were $656,418 and $3,968 for the quarter ended January 31, 2007, an increase of $652,450.
For the Quarter Ended January 31, 2008
     Net realized gains for the quarter ended January 31, 2008 were $656,418. The significant component of the Company’s net realized gains for the quarter ended January 31, 2008 was primarily due to the gain on the sale of Genevac common stock. On January 2, 2008, Genevac repaid its senior subordinated loan in full including all accrued interest. The total amount received was $11.9 million. The Company, at this time, sold 140 shares of Genevac common stock for $1.7 million, resulting in a capital gain of $595,000.
     The Company also realized a gain on foreign currency of approximately $60,000.
For the Quarter Ended January 31, 2007
     Net realized gains for the quarter ended January 31, 2007 were $3,968. The significant component of the Company’s net realized gains for the quarter ended January 31, 2007 was a realized gain from the final escrow distribution from Sygate Technologies, Inc. (Sygate).
UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES
     For the Quarters Ended January 31, 2008 and 2007. The Company had a net change in unrealized appreciation on portfolio investments of $16.8 million for the quarter ended January 31, 2008 and $20.6 million for the quarter ended January 31, 2007.

For the Quarter Ended January 31, 2008
     The Company had a net change in unrealized appreciation on portfolio investments of $16.8 million for the quarter ended January 31, 2008. The change in unrealized appreciation on investment transactions for the quarter ended January 31, 2008 primarily resulted from the Valuation Committee’s decision to increase the fair value of the Company’s investments in U.S. Gas preferred stock by $2.2 million, SGDA preferred equity interest by $125,000, Foliofn preferred stock by $6.0 million, Tekers common stock by $100,000, Custom Alloy preferred stock by $5.0 million, Velocitius equity interest by $2.7 million, and the Vitality by approximately $200,000.
For the Quarter Ended January 31, 2007
     The Company had a net change in unrealized appreciation on portfolio investments of $20.6 million for the quarter ended January 31, 2007. The change in unrealized appreciation on investment transactions for the quarter ended January 31, 2007 primarily resulted from the Valuation Committee’s decision to increase the fair value of the Company’s investments in Baltic Motors common stock by approximately $9.4 million, Dakota Growers common stock by approximately $1.9 million, Octagon’s membership interest by approximately $1.2 million, BM Auto common stock by $4.7 million, SGDA common equity interest by approximately $121,000, and Vendio preferred stock by $3.2 million.
PORTFOLIO INVESTMENTS
     For the Quarter Ended January 31, 2008 and the Year Ended October 31, 2007. The cost of the portfolio investments held by the Company at January 31, 2008 and at October 31, 2007 was $394.7 million and $393.4 million, respectively, an increase of $1.3 million. The aggregate fair value of portfolio investments at January 31, 2008 and at October 31, 2007 was $397.3 million and $379.2 million, respectively, an increase of $18.1 million. The cost and aggregate fair value of cash and cash equivalents held by the Company at January 31, 2008 and at October 31, 2007 was $101.4 million and $84.7, respectively, an increase of approximately $16.7 million.
For the Quarter Ended January 31, 2008
     During the quarter ended January 31, 2008, the Company made two new investments, committing capital totaling approximately $24.8 million. The investments were made in SP ($24.0 million) and SGDA Europe ($750,000).
     The Company also made three follow-on investments in existing portfolio companies committing capital totaling approximately $41.2 million. During the quarter ending January 31, 2008, the Company made additional investments totaling approximately $217,000 in MVC Partners. In connection with these investments, MVC Partners has made an investment in MVC Acquisition Corp., a newly-formed blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We have agreed to serve as the corporate sponsor of MVC Acquisition Corp. Michael Tokarz, our Chairman and Portfolio Manager and the Manager of TTG Advisers, and Peter Seidenberg, our Chief Financial Officer, currently serve as Chairman of the Board and Chief Financial Officer, respectively, for MVC Acquisition Corp. In connection with our sponsorship of MVC Acquisition Corp., we have agreed to purchase, through MVC Partners, an aggregate of $5,000,000 of warrants from MVC Acquisition Corp. concurrent with the consummation of its initial public offering. On November 26, 2007 and December 20, 2007, the Company made additional investments of $500,000 in Harmony Pharmacy in the form of a $1.0 million demand note. The demand note has an annual interest rate of 10%. On November 30, 2007, the Company invested an additional $36.7 million in Ohio Medical in the form of a $10.0 million senior subordinated note and $26.7 million in 9,917 shares of convertible preferred stock. At this time, the $3.3 million convertible unsecured subordinated promissory note was converted into preferred stock for a total investment in Ohio Medical of $40.0 million. The note has an annual interest rate of 16% and a maturity date of May 30, 2012. On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC.
     At the beginning of the 2008 fiscal year, the junior revolving note provided to Timberland had a balance outstanding of $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during the three month period ended January 31, 2008 were $1.0 million resulting in a balance as of January 31, 2008 of $5.0 million.
     At October 31, 2007, the balance of the revolving credit facility provided to Octagon was $4.1 million. Net borrowings during the three month period ended January 31, 2008 were $5.7 million resulting in a balance outstanding as of January 31, 2008 of approximately $9.8 million.
     At October 31, 2007, the balance of the Line I provided to Velocitius was approximately $191,000. Net repayments during the three month period ended January 31, 2008 were approximately $191,000. As of January 31, 2008, there was no amount outstanding on Line I.
     At October 31, 2007, the balance of the Line II provided to Velocitius was approximately $613,000. As of January 31, 2008, there was approximately $613,000 outstanding on Line II.
     At October 31, 2007, the balance of the revolving credit facility provided to U.S. Gas was approximately $85,000. Net borrowings during the three month period ended January 31, 2008 were $2.5 million resulting in a balance outstanding as of January 31, 2008 of approximately $2.6 million.
     On November 1, 2007, December 1, 2007, and January 1, 2008, the Company received $111,111, respectively, principal payments from SP on term loan B.
     On November 2, 2007, Genevac made a principal payment of $1.0 million on its senior subordinated loan.
     On December 21, 2007, Storage Canada repaid a portion of its term loan. Total amount received including accrued interest was approximately $622,000.
     On December 31, 2007, the Company received a quarterly principal payment from BP on term loan A of $90,000.
     On December 31, 2007, Total Safety made a principal payment of $2,500 on its first lien loan.
     On December 31, 2007, Turf borrowed $1.0 million from the secured junior revolving note, which was the amount outstanding as of January 31, 2008.
     On January 2, 2008, the Company received a principal payment of $37,500 on the term loan provided to Innovative Brands.
     On January 2, 2008, SP repaid term loan B and senior subordinated loan in full including all accrued interest. The total amount received for term loan B was $7.1 million and the amount received for the senior subordinated loan was $13.6 million.
     On January 2, 2008, Genevac repaid its senior subordinated loan in full including all accrued interest. The total amount received was $11.9 million. The Company, at this time, sold 140 shares of Genevac common stock for $1.7 million, resulting in a short-term capital gain of $595,000.

     On January 15, 2008, Impact repaid its promissory note and senior subordinated loan in full including all accrued interest. The total amounts received for the promissory note and the senior subordinated loan were approximately $331,000 and $5.8 million, respectively. The Company, at this time, sold 252 shares of common stock at cost for $2.7 million.
     On January 29, 2008, MVC Automotive made a principal payment of $17.4 million on its bridge loan, resulting in a principal balance of $1.6 million as of January 31, 2008.
     During the three month period ended January 31, 2008, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $2.2 million, SGDA preferred equity interest by $125,000, Foliofn preferred stock by $6.0 million, Tekers common stock by $100,000, Custom Alloy preferred stock by $5.0 million, Velocitius equity interest by $2.7 million, and Vitality by approximately $200,000. In addition, increases in the cost basis and fair value of the loans to JDC, SP, Timberland, Amersham, Marine, BP, Summit, U.S. Gas, WBS, Custom Alloy and the Vitality and Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,396,837. Also, during the three month period ended January 31, 2008, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of the Company’s investment by approximately $52,000.
     At January 31, 2008, the fair value of all portfolio investments was $397.3 million with a cost basis of $394.7 million. At January 31, 2008, the fair value and cost basis of Legacy Investments was $23.1 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $374.2 million and $338.8 million, respectively. At October 31, 2007, the fair value of all portfolio investments was $379.2 million with a cost basis of $393.4 million. At October 31, 2007, the fair value and cost basis of Legacy Investments was $17.1 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $362.1 million and $337.5 million, respectively.
     For the Year Ended October 31, 2007
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
     At October 31, 2006, the balance of Line I provided to Velocitius was approximately $144,000. Net borrowings during the fiscal year October 31, 2007 were approximately $47,000. As of October 31, 2007, the balance of Line I was approximately $191,000.
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
     On March 8, 2007, Levlad repaid its loan in full, including all accrued interest and a prepayment fee. The total amount received from the payment was approximately $10.4 million.

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
     On July 24, 2007, the Company sold the common stock of Baltic Motors and BM Auto. The amount received from the sale of the 60,684 common shares of Baltic Motors was approximately $62.0 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. Baltic Motors repaid all debt from the Company in full including all accrued interest. Total amount received from the repayment of the debt was approximately $10.2 million including all accrued interest. The remaining $51.8 million, less the $8.0 million cost basis of Baltic Motors, resulted in $43.8 million recorded as realized gain. The difference between the $51.8 million received from the Baltic Motors equity and the carrying value at October 31, 2006 is $30.6 million and the amount of the increase in net assets attributable to fiscal year 2007. The portion of the capital gain related to the equity investment made on June 24, 2004 ($40.9 million), will be treated as long-term capital gain and the portion related to the equity investment made on September 28, 2006 ($2.9 million) will be treated as a short-term capital gain. The amount received from the sale of the 47,300 common shares of BM Auto was approximately $29.7 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. The $29.7 million, less the $8.0 million cost basis of BM Auto, resulted in $21.7 million recorded as a long term capital gain. The difference between the $29.7 million received from the BM Auto equity and the carrying value at October 31, 2006 is $21.7 million, which is the amount of the increase in net assets attributable to fiscal year 2007.
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
     On July 27, 2007, U.S. Gas repaid its bridge loan in full, including accrued interest. The total amount received was approximately $908,000.

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
Portfolio Companies
     During the quarter ended January 31, 2008, the Company had investments in the following portfolio companies:
Actelis Networks, Inc.
     Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.
     At October 31, 2007 and January 31, 2008, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been assigned a fair value of $0.

Amersham Corp.
     Amersham, Louisville, Colorado, is a manufacturer of precision machined components for the automotive, furniture, security and medical device markets.
     At October 31, 2007, the Company’s investment in Amersham consisted of a $2.6 million note, bearing annual interest at 10%. The note has a maturity date of June 29, 2010. The note had a principal face amount and cost basis of $2.6 million. The Company’s investment also included an additional $3.1 million note bearing annual interest at 16% from June 30, 2006 to June 30, 2008. The interest rate then steps down to 14% for the period July 1, 2008 to June 30, 2010, steps down to 13% for the period July 1, 2010 to June 30, 2012 and steps down again to 12% for the period July 1, 2012 to June 30, 2013. The note has a maturity date of June 30, 2013. The note had a principal face amount and cost basis of $3.1 million.
     At October 31, 2007, the notes had a combined outstanding balance, cost, and fair value of $5.7 million. The increase in the outstanding balance, cost and fair value of the loan, is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
     At January 31, 2008, the notes had a combined outstanding balance, cost, and fair value of $5.7 million.
Auto MOTOL BENI
     BENI, consists of two leased Ford sales and service dealerships located in the western side of Prague, in the Czech Republic.
     At October 31, 2007, the Company’s investment in BENI consisted of 200 shares of common stock with a cost of $2.0 million and was assigned a fair value of $2.7 million. The bridge loan, with an annual interest rate of 12% and maturity date of June 25, 2007, had a balance of $2.0 million with a cost and fair value of $2.0 million. On October 10, 2006, the Company agreed to guarantee a 375,000 Euro inventory financing facility for BENI, equivalent to approximately $542,550 at October 31, 2007.
     At January 31, 2008, the Company’s investment in BENI consisted of 200 shares of common stock with a cost of $2.0 million and was assigned a fair value of $2.7 million. The bridge loan had a balance of $2.0 million with a cost and fair value of $2.0 million. The guarantee was equivalent to approximately $556,430 at January 31, 2008, for BENI.
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
     At October 31, 2007, the Company’s investment in BP consisted of a $17.8 million second lien loan, $2.6 million term loan A, and $2.0 million term loan B. The second lien loan bears annual interest at 14%. The second lien loan has a $17.5 million principal face amount and was issued at a cost basis of $17.5 million. The second lien loan’s cost basis was subsequently discounted to reflect loan origination fees received. The maturity date of the second lien loan is July 18, 2012. The principal balance is due upon maturity. The $2.6 million term loan A bears annual interest at LIBOR plus 4.25% or Prime Rate plus 3.25%. The $2.0 million term loan B bears annual interest at LIBOR plus 6.40% or Prime Rate plus 5.40%. The interest rate option on the loan assignments is at the borrower’s discretion. Both loans mature on July 18, 2011. The combined cost basis and fair value of the investments at October 31, 2007 was $22.0 million and $22.3 million respectively.
     On December 31, 2007, the Company received a quarterly principal payment from BP on term loan A of $90,000.
     At January 31, 2008, the loans had a combined cost basis and fair value of $22.0 million and 22.3 million respectively. The increase in the outstanding balance, cost and fair value of the loans is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
Custom Alloy Corporation
     Custom Alloy, High Bridge, New Jersey, manufactures time sensitive and mission critical butt-weld pipe fittings for the natural gas pipeline, power generation, oil/gas refining and extraction, and nuclear generation markets.
     At October 31, 2007, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and was assigned a fair value of $44,000, 1,991 shares of convertible series B preferred stock at a cost of approximately $9.9 million and was assigned a fair value of approximately $9.9 million. The unsecured subordinated loan, which bears annual interest at 14% and matures on September 18, 2012, had a cost and was assigned a fair value of $14.0 million.
     During the quarter ended January 31, 2008, the Valuation Committee increased the fair value of Series A preferred stock by approximately $22,000 and Series B preferred stock by approximately $5.0 million.
     At January 31, 2008, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and was assigned a fair value of $66,000, 1,991 shares of convertible series B preferred stock at a cost of approximately $9.9 million and was assigned a fair value of approximately $14.9 million. The unsecured subordinated loan had an outstanding balance of $14.3 million with a cost of $13.8 million. The unsecured subordinated loan was assigned a fair value of $14.3 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.
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
     At October 31, 2007 and January 31, 2008, the Company’s investment in Dakota Growers consisted of 1,016,195 shares of common stock with a cost of $5.5 million and an assigned fair value of $10.2 million and 1,065,000 shares of convertible preferred stock with a cost of $10.4 million and an assigned fair value of $10.7 million.
     Michael Tokarz, Chairman of the Company, serves as a director of Dakota Growers.
DPHI, Inc. (formerly DataPlay, Inc.)
     DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.
     At October 31, 2007 and January 31, 2008, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been assigned a fair value of $0.
Endymion Systems, Inc.
     Endymion Systems, Inc. (“Endymion”), Oakland, California, a Legacy Investment, is a single source supplier for strategic, web-enabled, end-to-end business solutions designed to help its customers leverage Internet technologies to drive growth and increase productivity.

     At October 31, 2007 and January 31, 2008, the Company’s investment in Endymion consisted of 7,156,760 shares of Series A preferred stock with a cost of $7.0 million. The investment has been assigned a fair value of $0.
Foliofn, Inc.
     Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.
     At October 31, 2007, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and fair value of $7.6 million.
     During the quarter ended January 31, 2008, the Valuation Committee increased the fair value of the investment by $6.0 million.
     The fair value of the Company’s equity investment in Foliofn at January 31, 2008 was $13.6 million.
     Bruce Shewmaker, an officer of the Company, serves as a director of Foliofn.
Genevac U.S. Holdings, Inc.
     Genevac, Ipswich, United Kingdom, produces solvent evaporation systems for drug recovery, molecular biology, and life science research markets.
     At October 31, 2007, the Company’s investment in Genevac consisted of 140 shares of common stock with a cost of $1.1 million and was assigned a fair value of $1.1 million. The increases in the cost and fair value of the common stock are due to the capitalization of “payment in kind” dividends. These increases were approved by the Company’s Valuation Committee. The senior secured loan, which bears annual interest at 12.5% and matures on January 3, 2008, had a cost and fair value of $13.0 million.
     On January 2, 2008, Genevac repaid its senior subordinated loan in full including all accrued interest. The total amount received was $11.9 million. The Company, at this time, sold 140 shares of Genevac common stock for $1.7 million, resulting in a short-term capital gain of $595,000.
     At January 31, 2008, the Company no longer held an investment in Genevac.
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
     On November 26, 2007 and December 20, 2007, the Company made additional investments of $500,000 in Harmony Pharmacy totaling a $1.0 million demand note. The demand note has an annual interest rate of 10%.
     At January 31, 2008, the Company’s investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and was assigned a fair value of $750,000. The revolving credit facility had an outstanding balance of $4.0 million with a cost and fair value of $4.0 million. The demand note had an outstanding balance of $1.0 million with a cost and fair value of $1.0 million.
     Michael Tokarz, Chairman of the Company, serves as a director of Harmony Pharmacy.
Henry Company
     Henry Company, Huntington Park, California, is a manufacturer and distributor of building products and specialty chemicals.

     At October 31, 2007, the Company’s investment in Henry Company consisted of $3.8 million in loan assignments. The $1.8 million term loan A bears annual interest at LIBOR plus 3.5% and matures on April 6, 2011. The $2.0 million term loan B bears annual interest at LIBOR plus 7.75% and also matures on April 6, 2011.
     At January 31, 2008, the loans had a combined outstanding balance, cost basis, and fair value of $3.8 million.
HuaMei Capital Company, Inc.
     HuaMei, Chicago, Illinois, is a Chinese American cross border investment bank and advisory company.
     At October 31, 2007 and January 31, 2008, the Company’s investment in HuaMei consisted of 500 shares of common stock with a cost and fair value $2.0 million.
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
     On January 15, 2008, Impact repaid its promissory note and senior subordinated loan in full including all accrued interest. The total amounts received for the promissory note and the senior subordinated loan were approximately $331,000 and $5.8 million, respectively. The Company, at this time, sold 252 shares of common stock for $2.7 million resulting in no gain or loss on the investment.
     At January 31, 2008, the Company no longer held an investment in Impact.
Innovative Brands, LLC
     Innovative Brands, Phoenix, Arizona, is a consumer product company that manufactures and distributes personal care products.
     At October 31, 2007, the Company’s investment in Innovative Brands consisted of a $14.9 million loan assignment. The $14.9 million term loan bears annual interest at 11.125% and matures on September 25, 2011. The loan had a cost basis and fair value of $14.9 million as of October 31, 2007.
     On January 2, 2008, the Company received a principal payment of $37,500 on the term loan provided to Innovative Brands.
     At January 31, 2008, the loan had an outstanding balance, cost basis, and was assigned a fair value of approximately $14.8 million.
JDC Lighting, LLC
     JDC, New York, New York, is a distributor of commercial lighting and electrical products.
     At October 31, 2007, the Company’s investment in JDC consisted of a $3.2 million senior subordinated loan, bearing annual interest at 17% with a maturity date of January 31, 2009. The loan had a principal face amount, an outstanding balance, and a cost basis of $3.2 million. The loan was assigned a fair value of $3.2 million.
     At January 31, 2008, the loan had an outstanding balance and cost of $3.2 million. The loan was assigned a fair value of $3.2 million. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
Lockorder Limited (formerly Safestone Technologies PLC)
     Lockorder, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.
     At October 31, 2007 and January 31, 2008, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been assigned a fair value of $0 by the Company’s Valuation Committee.
Mainstream Data, Inc.
     Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet, and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.
     At October 31, 2007 and January 31, 2008, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been assigned a fair value of $0.
Marine Exhibition Corporation
     Marine, Miami, Florida, owns and operates the Miami Seaquarium. The Miami Seaquarium is a family-oriented entertainment park.
     At October 31, 2007, the Company’s investment in Marine consisted of a senior secured loan, a secured revolving note, and 2,000 shares of preferred stock. The senior secured loan had an outstanding balance of $10.5 million and a cost of $10.0 million. The senior secured loan bears annual interest at 11% and matures on June 30, 2013. The senior secured loan was assigned a fair value of $10.5 million. The secured revolving note was not drawn upon. The secured revolving note bears interest at LIBOR plus 1%, has an unused fee of .50% per annum and matures on June 30, 2013. The preferred stock had been assigned a fair value of $2.2 million. The dividend rate on the preferred stock is 12% per annum.
     At January 31, 2008, the Company’s senior secured loan had an outstanding balance of $10.6 million with a cost of $10.5 million. The senior secured loan was assigned a fair value of $10.6 million. The secured revolving note was not drawn upon. The preferred stock had been assigned a fair value of $2.2 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.
MVC Automotive Group BV
     MVC Automotive, an Amsterdam-based holding company that owns and operates nine Ford dealerships located in Austria, Belgium, and the Netherlands.
     At October 31, 2007, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $20.9 million and was assigned a fair value of $20.9 million. The bridge loan, which bears annual interest at 10% and matures on March 17, 2008, had a cost and fair value of $19.1 million.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $9.6 million at January 31, 2008.
     On January 16, 2008, the Company agreed to support a 4 million Euro mortgage (equivalent to approximately $5.9 million at January 31, 2008) for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On January 29, 2008, MVC Automotive made a principal payment of $17.4 million on its bridge loan.
     At January 31, 2008, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $20.9 million and was assigned a fair value of $20.9 million. The bridge loan had a balance of $1.6 million with a cost and fair value of $1.6 million.
     Michael Tokarz, Chairman of the Company, and Christopher Sullivan, a representative of the Company, serve as directors of MVC Automotive.

MVC Partners LLC
     MVC Partners, Purchase, New York, a wholly-owned portfolio company, is a private equity firm established primarily to serve as the general partner or managing member of private investment vehicles or other portfolios.
     At October 31, 2007, the Company’s equity investment in MVC Partners had a cost basis and fair value of approximately $116,000.
     During the quarter ending January 31, 2008, the Company made additional investments totaling approximately $217,000 in MVC Partners. In connection with these investments, MVC Partners has made an investment in MVC Acquisition Corp., a newly-formed blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We have agreed to serve as the corporate sponsor of MVC Acquisition Corp. Michael Tokarz, our Chairman and Portfolio Manager and the Manager of TTG Advisers, and Peter Seidenberg, our Chief Financial Officer, currently serve as Chairman of the Board and Chief Financial Officer, respectively, for MVC Acquisition Corp. In connection with our sponsorship of MVC Acquisition Corp., we have agreed to purchase, through MVC Partners, an aggregate of $5,000,000 of warrants from MVC Acquisition Corp. concurrent with the consummation of its initial public offering. In addition, we anticipate the execution of a letter agreement with MVC Acquisition Corp., providing MVC Acquisition Corp. with a right of first review with respect to target businesses with a fair market value in excess of $250 million.
     At January 31, 2008, the Company’s equity investment in MVC Partners had a cost basis and fair value of approximately $333,000.
Octagon Credit Investors, LLC
     Octagon, is a New York-based asset management company that manages leveraged loans and high yield bonds through collateralized debt obligations (“CDO”) funds.
     At October 31, 2007, the Company’s investment in Octagon consisted of a term loan with an outstanding balance of $5.0 million with a cost of $4.9 million, a revolving line of credit with an outstanding balance of $4.1 million with a cost of $4.1 million, and an equity investment with a cost basis of approximately $1.1 million. The combined fair value of the investment at October 31, 2007 was $12.9 million. The term loan bears annual interest at LIBOR plus 4.25% and matures on December 31, 2011. The revolving line of credit bears annual interest at LIBOR plus 4.25%, matures on December 31, 2011 and has an unused fee of .50% per annum.
     Net borrowings during the quarter ended January 31, 2008 were $5.7 million resulting in a balance outstanding of approximately $9.8 million on the revolving credit facility.
     During the quarter ended January 31, 2008, the Company allocated approximately $202,000 in flow-through income. Of this amount, approximately $150,000 was received in cash and $52,000 was undistributed and therefore increased the cost of the investment.
     At January 31, 2008, the term loan had an outstanding balance of $5.0 million with a cost of $4.9 million. The loan was assigned a fair value of $5.0 million. The revolving line of credit had an outstanding balance of $9.8 million with a cost and fair value of $9.8 million.
     At January 31, 2008, the equity investment had a cost basis of approximately $1.2 million and was assigned a fair value of $3.8 million by the Company’s Valuation Committee.
Ohio Medical Corporation
     Ohio Medical, Gurnee, Illinois, is a manufacturer and supplier of suction and oxygen therapy products, as well as medical gas equipment.
     At October 31, 2007 the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis and fair value of $17.0 million and $17.2 million, respectively, and the promissory note, which had an outstanding balance of $3.3 million with a cost and fair value of $3.3 million. The note bears annual interest at LIBOR plus 12% and matures on July 30, 2008.
     On November 30, 2007, the Company invested an additional $36.7 million in Ohio Medical in the form of a $10.0 million senior subordinated note and $26.7 million in 9,917 shares of convertible preferred stock. At this time, the $3.3 million convertible unsecured subordinated promissory note was converted into preferred stock for a total investment of $40.0 million. The note has an annual interest rate of 16% and a maturity date of May 30, 2012.
     On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC.
     At January 31, 2008 the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis and fair value of $17.0 million and $17.2 million, respectively, and 9,917 shares of convertible preferred stock with a cost basis and fair value of $30.0 million.
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
     At October 31, 2007 and January 31, 2008, the Company’s investment in Phoenix Coal consisted of 1,666,667 shares of common stock which had a cost basis of approximately $1.0 million and was assigned a fair value of $1.0 million.
     Forrest Mertens, a representative of the Company, serves as a director of Phoenix Coal.
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
     At October 31, 2007, the common stock had been assigned a fair value of $9.0 million.
     At January 31, 2008, the common stock had a cost basis and had been assigned a fair value of $6.0 million and $9.0 million, respectively.
SafeStone Technologies Limited (formerly Safestone Technologies PLC)
     SafeStone Limited, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.
     At October 31, 2007 and January 31, 2008, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been assigned a fair value of $0 by the Company’s Valuation Committee.
SGDA Europe BV

     SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.
     On November 6, 2007, the Company invested $750,000 in SGDA Europe in the form of common equity interest.
     At January 31, 2008, the Company’s equity investment in SGDA Europe had a cost basis, and had been assigned a fair value, of $750,000.
SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH
     SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.
     At October 31, 2007, the Company’s investment in SGDA consisted of a term loan, common equity interest, and preferred equity interest. The term loan had an outstanding balance of $6.2 million with a cost of $6.1 million. The term loan bears annual interest at 7.0% and matures on August 25, 2009. The term loan was assigned a fair value of $6.1 million. The common equity interest in SGDA had been assigned a fair value of $560,000 with a cost basis of $438,551. The preferred equity interest had been assigned a fair value of $5.6 million with a cost basis of $5.0 million.
     During the quarter ended January 31, 2008, the Valuation Committee increased the fair value of the Company’s preferred equity interest by $125,000.
     At January 31, 2008, the term loan had an outstanding balance of $6.2 million with a cost of $6.1 million. The term loan was assigned a fair value of $6.1 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. These increases were approved by the Company’s Valuation Committee. The common equity interest in SGDA has been assigned a fair value of $560,000 with a cost basis of $438,551. The preferred equity interest has been assigned a fair value of $5.8 million with a cost basis of $5.0 million.
SIA Tekers Invest
     Tekers, Riga, Latvia, is a port facility used for the storage and servicing of vehicles.
     At October 31, 2007, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and was assigned a fair value of $2.6 million. The Company guaranteed a 1.4 million Euro mortgage for Tekers. The guarantee was equivalent to approximately $2.0 million at October 31, 2007, for Tekers.
     During the quarter ended January 31, 2008, the Valuation Committee increased the fair value of the Company’s common stock by $100,000.
     At January 31, 2008, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and was assigned a fair value of $2.7 million. The guarantee was equivalent to approximately $2.1 million at January 31, 2008, for Tekers.
Sonexis, Inc.
     Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.
     At October 31, 2007 and January 31, 2008, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been assigned a fair value of $0.
SP Industries, Inc.
     SP, Warminster, Pennsylvania, is a designer, manufacturer, and marketer of laboratory research and process equipment, glassware and precision glass components, and configured-to-order manufacturing equipment.

     At October 31, 2007, the Company’s investment in SP consisted of a mezzanine loan and a term loan that had outstanding balances of $13.5 million and $7.4 million, respectively, with a cost basis of $13.2 million and $7.4 million, respectively. The mezzanine loan bears annual interest at 16% and matures on March 31, 2012. The term loan bears annual interest at LIBOR plus 8% and matures on March 31, 2011. The mezzanine loan and term loan were assigned fair values of $12.9 million and $3.1 million, respectively.
     On November 1, 2007, December 1, 2007, and January 1, 2008, the Company received $111,111, respectively, as principal payments from SP on term loan B.
     On January 2, 2008, SP repaid term loan B and senior subordinated loan in full including all accrued interest. The total amount received for term loan B was $7.1 million and for the senior subordinated loan was $13.6 million.
     Also on January 2, 2008, the Company invested $24.0 million in SP in the form of a $1.0 million first lien loan, which bears annual interest of LIBOR plus 5% and matures on December 28, 2012, and a $23.0 million second lien loan, which bears annual interest 15% and matures on December 31, 2013. The second lien loan bears annual interest at 14%. The first and second lien loans have a $1.0 million and $23.0 million principal face amount, respectively, and were issued at a cost basis of $1.0 million and $23.0 million, respectively. The first and second lien loan’s cost basis were subsequently discounted to reflect loan origination fees received.
     At January 31, 2008, the first lien loan and the second lien loan had outstanding balances of $1.0 million and $23.0 million, respectively, with a cost basis of approximately $552,000 and $22.5 million, respectively. The first lien loan and second loan were assigned fair values of $1.0 million and $23.0 million, respectively.
Storage Canada, LLC
     Storage Canada, Omaha, Nebraska, is a real estate company that owns and develops self-storage facilities throughout the U.S. and Canada.
     At October 31, 2007, the Company’s investment in Storage Canada consisted of a term loan with an outstanding balance of $2.7 million and a cost basis of $2.7 million and was assigned a fair value of $2.7 million. The borrowing bears annual interest at 8.75%. On March 30, 2013, $1.3 million of the term loan matures, on October 6, 2013, $619,000 of the term loan matures, and on January 19, 2014, $705,000 of the term loan matures.
     On December 21, 2007, Storage Canada repaid a portion of its term loan. Total amount received including accrued interest was approximately $622,000.
     At January 31, 2008, the Company’s investment in Storage Canada had an outstanding balance of $2.0 million and a cost basis and fair value of $2.0 million.
Summit Research Labs, Inc.
     Summit, Huguenot, New York, is a specialty chemical company that manufactures antiperspirant actives.
     At October 31, 2007, the Company’s investment in Summit consisted of a second lien loan and 800 shares of common stock. The second lien loan had an outstanding balance of $5.4 million with a cost of $5.3 million. The second lien loan was assigned a fair value of $5.4 million. The common stock had been assigned a fair value of $12.2 million.
     At January 31, 2008, the Company’s second lien loan had an outstanding balance of $5.5 million with a cost of $5.4 million. The second lien loan was assigned a fair value of $5.5 million. The common stock had been assigned a fair value of $12.2 million and had a cost basis of $11.2 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     At October 31, 2007, the Company’s investment in Timberland consisted of a mezzanine loan, junior revolving note, 542 shares of common stock, and warrants. The mezzanine loan had an outstanding balance of $6.9 million with a cost of $6.8 million. The mezzanine loan bore annual interest at 14.55% and matures on August 4, 2009. The mezzanine loan was assigned a fair value of $6.9 million. The junior revolving note had a cost of $4.0 million and was assigned a fair value of $4.0 million. The junior revolving note bears annual interest at 12.5% and matures on July 7, 2009. The common stock was assigned a fair value of $3.4 million. The warrant was assigned a fair value of $0.
     On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during for the three month period ended January 31, 2008 were $1.0 million resulting in a balance as of January 31, 2008 of $5.0 million.
     At January 31, 2008, the Company’s mezzanine loan had an outstanding balance of $7.0 million with a cost of $6.9 million. The mezzanine loan was assigned a fair value of $7.0 million. The junior revolving note was assigned a fair value of $5.0 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The common stock was assigned a fair value of $3.4 million. The warrant was assigned a fair value of $0.
     Michael Tokarz, Chairman of the Company, and Puneet Sanan, a representative of the Company, serve as directors of Timberland.
Total Safety U.S., Inc.
     Total Safety, Houston, Texas, is the leading provider of safety equipment and related services to the refining, petrochemical, and oil exploration and production industries.
     At October 31, 2007, the Company’s investment in Total Safety consisted of a $1.0 million first lien loan bearing annual interest at LIBOR plus 3.0% and maturing on December 8, 2012 and a $3.5 million second lien loan bearing annual interest at LIBOR plus 6.5% and maturing on December 8, 2013. The loans had a combined outstanding balance and cost basis of $4.5 million. The loan assignments were assigned a fair value of $4.5 million.
     On December 31, 2007, Total Safety made a principal payment of $2,500 on its first lien loan.
     At January 31, 2008, the loans had a combined outstanding balance and cost basis of $4.5 million. The loan assignments were assigned a fair value of $4.5 million.
Turf Products, LLC
     Turf, Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment. At October 31, 2007, the Company’s investment in Turf consisted of a senior subordinated loan, bearing interest at 15% per annum with a maturity date of November 30, 2010, LLC membership interest, and warrants. The senior subordinated loan had an outstanding balance of $7.7 million with a cost of $7.6 million. The loan was assigned a fair value of $7.7 million. The membership interest had a cost of $3.8 million and had been assigned a fair value of $5.8 million. The warrants had a cost of $0 and were assigned a fair value of $0.
     On December 31, 2007, Turf borrowed $1.0 million from the secured junior revolving note. There was $1.0 million outstanding on the revolving note as of January 31, 2008.

     At January 31, 2008, the mezzanine loan had an outstanding balance of $7.7 million with a cost of $7.6 million. The loan was assigned a fair value of $7.7 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. There was $1.0 million outstanding on the junior revolving note. The membership interest has been assigned a fair value of $5.8 million. The warrant was assigned a fair value of $0.
     Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Turf.
U.S. Gas & Electric, Inc.
     U.S. Gas, North Miami Beach, FL, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.
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
     Net borrowings during the three month period ended January 31, 2008 were $2.5 million resulting in a balance outstanding as of January 31, 2008 of approximately $2.6 million.
     During the quarter ended January 31, 2008, the Valuation Committee increased the fair value of the Company’s preferred stock by $2.2 million.
     At January 31, 2008, the second lien loan had an outstanding balance of $5.6 million with a cost of $5.4 million and a fair value of $5.6 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. There was $2.6 million outstanding on the senior credit facility. There was no amount outstanding on the junior revolver. The convertible preferred stock was assigned a fair value of $2.7 million and a cost of $500,000.
     Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of U.S. Gas.
Velocitius B.V.
     Velocitius, a Netherlands based company, manages wind farms based in Germany through operating subsidiaries.
     At October 31, 2007, the equity investment in Velocitius had a cost and has been assigned a fair value of $11.4 million. Line I, which expires on October 31, 2009 and bears annual interest at 8%, had a cost and fair value of $191,084 and Line II, which expires on April 30, 2010 and bears annual interest at 8%, had a cost and fair value of $612,882.
     Net repayments during the quarter ended January 31, 2008 on Line I were approximately $191,000. As of January 31, 2008, there was no amount outstanding on Line I.
     During the quarter ended January 31, 2008, the Valuation Committee increased the fair value of the Company’s equity investment by $2.7 million.
     At January 31, 2008, the equity investment in Velocitius had a cost of $11.4 million and assigned a fair value of $14.0 million. The revolving line of credit II had a cost and was assigned a fair value of $612,882.
     Bruce Shewmaker, an officer of the Company, serves as a director of Velocitius.
Vendio Services, Inc.

     Vendio, San Bruno, California, a Legacy Investment, offers small businesses and entrepreneurs resources to build Internet sales channels by providing software solutions designed to help these merchants efficiently market, sell and distribute their products.
     At October 31, 2007 and January 31, 2008, the Company’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were assigned a fair value of $9.5 million, $15,421 for the common stock and approximately $9.5 million for the Series A preferred stock.
     Bruce Shewmaker, an officer of the Company, serves as a director of Vendio.
Vestal Manufacturing Enterprises, Inc.
     Vestal, Sweetwater, Tennessee, is a market leader for steel fabricated products to brick and masonry segments of the construction industry. Vestal manufactures and sells both cast iron and fabricated steel specialty products used in the construction of single-family homes.
     At October 31, 2007 and January 31, 2008, the senior subordinated promissory note, which bears annual interest at 12% and matures on April 29, 2011, had an outstanding balance, cost, and fair value of $700,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were assigned a fair value of $3.7 million.
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
     During the quarter ended January 31, 2008, the Valuation Committee increased the fair value of the Company’s investment in Vitality by approximately $200,000.
     At January 31, 2008, the investment in Vitality consisted of 556,472 shares of common stock at a cost of $5.6 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $9.8 million. The increase in the cost and fair value of the Series A convertible preferred stock is due to the capitalization of “payment in kind” dividends. These increases were approved by the Company’s Valuation Committee. The common stock, Series A convertible preferred stock and warrants were assigned fair values of $7.5 million, $12.7 million and $2.8 million, respectively.
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
     At January 31, 2008, the bridge loan had an outstanding balance, cost, and fair value of $1.7 million. The increase in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The 400 shares of common stock of WBS had a cost basis of $1.6 million were assigned a fair value of $1.6 million.

     Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of WBS.
Liquidity and Capital Resources
     At January 31, 2008, the Company had investments in portfolio companies totaling $397.3 million. Also, at January 31, 2008, the Company had investments in cash and cash equivalents totaling approximately $101.4 million. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.
     During the three month period ended January 31, 2008, the Company made two new investments, committing capital totaling approximately $24.8 million. The investments were made in SP ($24.0 million) and SGDA Europe ($750,000).
     The Company also made three follow-on investments in existing portfolio companies committing capital totaling approximately $41.2 million. During the quarter ending January 31, 2008, the Company made additional investments totaling approximately $217,000 in MVC Partners. In connection with these investments, MVC Partners has made an investment in MVC Acquisition Corp., a newly-formed blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We have agreed to serve as the corporate sponsor of MVC Acquisition Corp. Michael Tokarz, our Chairman and Portfolio Manager and the Manager of TTG Advisers, and Peter Seidenberg, our Chief Financial Officer, currently serve as Chairman of the Board and Chief Financial Officer, respectively, for MVC Acquisition Corp. In connection with our sponsorship of MVC Acquisition Corp., we have agreed to purchase, through MVC Partners, an aggregate of $5,000,000 of warrants from MVC Acquisition Corp. concurrent with the consummation of its initial public offering. On November 26, 2007 and December 20, 2007, the Company made additional investments of $500,000 in Harmony Pharmacy totaling a $1.0 million demand note. The demand note has an annual interest rate of 10%. On November 30, 2007, the Company invested an additional $36.75 million in Ohio Medical in the form of a $10.0 million senior subordinated note and $26.75 million in 9,917 shares of convertible preferred stock. At this time, the $3.25 million convertible unsecured subordinated promissory note was converted into preferred stock for a total investment of $40.0 million. The note has an annual interest rate of 16% and a maturity date of May 30, 2012. On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC.
     Current balance sheet resources, which include the additional cash resources from the Credit Facility, are believed to be sufficient to finance current commitments. Current commitments include:
     Commitments to/for Portfolio Companies:
     At January 31, 2008, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at January 31, 2008
Timberland	$5.0 million	$5.0 million
Storage Canada	$6.0 million	$2.0 million
Marine	$2.0 million	$—
BENI	$556,430	$—
Octagon	$12.0 million	$9.8 million
Velocitius	$260,000	—
Velocitius	$650,000	$612,882
Turf	$1.0 million	$1.0 million
Harmony Pharmacy	$4.0 million	$4.0 million
Tekers	$2.1 million	—
U.S. Gas	$10.0 million	$2.6 million
U.S. Gas	$2.0 million	—
MVC Automotive	$9.6 million	—
MVC Automotive	$5.9 million	—
Total	$61.1 million	$25.0 million
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On July 8, 2005 the Company extended to Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2009. The Company also receives a fee of 0.25% on the unused portion of the note. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. As of October 31, 2007, the funded debt under the junior revolving line of credit was $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during for the three month period ended January 31, 2008 were $1.0 million resulting in a balance as of January 31, 2008 of $5.0 million.
     On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment expires after one year, but may be renewed annually with the consent of both parties. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2007, the outstanding balance of the loan commitment was $2.7 million. Net repayments during the three month period ended January 31, 2008 were $619,000 resulting in a balance of $2.0 million at such date.
     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. There was no amount outstanding on the revolving loan facility as of January 31, 2008.
     On October 10, 2006, the Company agreed to guarantee a 375,000 Euro inventory financing facility for BENI, equivalent to approximately $556,430 at January 31, 2008.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. At October 31, 2007 the outstanding balance of the revolving credit facility provided to Octagon was $4.1 million. Net borrowings during the three month period ended January 31, 2008 were $5.7 million resulting in a balance outstanding of $9.8 million on that date.

     On October 30, 2006, the Company provided Line I to Velocitius. Line I expires on October 31, 2009 and bears annual interest at 8%. At October 31, 2007, the balance of the Line I was approximately $191,000. Net repayments during the three month period ended January 31, 2008 were approximately $191,000. As of January 31, 2008, there was no amount outstanding on Line I.
     On January 9, 2007, the Company extended to Turf a $1.0 million secured junior revolving note. The note bears annual interest at 12.5% and expires on May 1, 2008. The Company also receives a fee of 0.25% of the unused portion of the note. On December 31, 2007, Turf borrowed $1.0 million from the secured junior revolving note. There was $1.0 million outstanding on the revolving note as of January 31, 2008.
     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. At October 31, 2007 and January 31, 2008, the outstanding balance of the revolving credit facility provided was $4.0 million.
     On May 1, 2007, the Company provided Line II to Velocitius. Line II expires on April 30, 2010 and bears annual interest at 8%. At October 31, 2007 and January 31, 2008, there was approximately $613,000 outstanding.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.1 million at January 31, 2008.
     On July 26, 2007, the Company provided a $10.0 million revolving credit facility and a $2.0 million junior revolver to U.S. Gas. The credit facility bears annual interest at LIBOR plus 6% and the revolver bears annual interest at 14%. The Company receives a fee of 0.50% on the unused portion of the credit facility and the revolver. The revolving credit facility and junior revolver expire on July 26, 2010. At October 31, 2007, there was approximately $85,000 outstanding on the revolving credit facility. Net borrowings during the three month period ended January 31, 2008 were $2.5 million resulting in a balance outstanding of $2.6 million at such date. There was no amount outstanding on the junior revolver as of October 31, 2007 and January 31, 2008.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $9.6 million at January 31, 2008.
     On January 16, 2008, the Company agreed to support a 4 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.9 million at January 31, 2008) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
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
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into the Credit Facility with Guggenheim as administrative agent for the lenders. At October 31, 2007, there was $50.0 million in term debt and $30.0 million on the Credit Facility outstanding. During the three month period ended January 31, 2008, the Company’s net borrowings on the Credit Facility were $20.0 million. As of January 31, 2008, there was $50.0 million in term debt and $50.0 million outstanding on the revolving credit facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. The Credit Facility will expire on April 27, 2010, at which time all outstanding amounts under the Credit Facility will be due and payable. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.
     The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.
Subsequent Events
     Since January 31, 2008, net repayments on the U.S. Gas revolving credit facility were approximately $350,000.
     Since January 31, 2008, the Company invested an additional $150,000 in Harmony’s demand note.
     Since January 31, 2008, net repayments on the Octagon revolving credit facility were $5.1 million.
     On February 1, 2008, the Company repaid $50.0 million on its Credit Facility.
     On February 1, 2008, the Company paid to TTG Advisers the remaining incentive compensation payment of $7.4 million from the sale of Baltic Motors and BM Auto.
     On February 1, 2008, Innovative Brands made a principal payment of $1.7 million on its term loan.
     On February 29, 2008, the Company invested an additional $7.8 million in Summit in the form of a $3.0 million second lien loan and $4.8 million of common stock.
     On February 29, 2008, the Company sold 400 shares of WBS at cost for $1.6 million.

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
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 78.68% of the Company’s total assets at January 31, 2008. As discussed in Note 5 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.
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
     At January 31, 2008, approximately 78.68% of our total assets represented portfolio investments recorded at fair value.
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
Our investments in small and middle-market privately-held companies are extremely risky and you could lose your entire investment.
     Investments in small and middle-market privately-held companies are subject to a number of significant risks including the following:
•	Small and middle-market companies may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to companies that typically do not have capital sources readily available to them. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the borrowers to repay their loans to us upon maturity.

•	Small and middle-market companies typically have narrower product lines and smaller market shares than large companies. Because our target companies are smaller businesses, they may be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, smaller companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities, and a larger number of qualified managerial and technical personnel.

•	There is generally little or no publicly available information about these privately-held companies. There is generally little or no publicly available operating and financial information about privately-held companies. As a result, we rely on our investment professionals to perform due diligence investigations of these privately-held companies, their operations and their prospects. We may not learn all of the material information we need to know regarding these companies through our investigations.

•	Small and middle-market companies generally have less predictable operating results. We expect that our portfolio companies may have significant variations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, finance expansion or maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by their senior lenders.

•	Small and middle-market businesses are more likely to be dependent on one or two persons. Typically, the success of a small or middle-market company also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us.

•	Small and middle-market companies are likely to have greater exposure to economic downturns than larger companies. We expect that our portfolio companies will have fewer resources than larger businesses and an economic downturn may thus more likely have a material adverse effect on them.

•	Small and middle-market companies may have limited operating histories. We may make debt or equity investments in new companies that meet our investment criteria. Portfolio companies with limited operating histories are exposed to the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.
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
     In order to qualify as a RIC for U.S. federal income tax purposes, we must satisfy tests concerning the sources of our income, the nature and diversification of our assets and the amounts we distribute to our shareholders. We may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualification as a RIC. In particular, to qualify as a RIC, at least 50% of our assets must be in the form of cash and cash items, Government securities, securities of other RICs, and other securities that represent not more than 5% of our total assets and not more than 10% of the outstanding voting securities of the issuer. We have from time to time held a significant portion of our assets in the form of securities that exceed 5% of our total assets or more than 10% of an outstanding security of an issuer, and compliance with the RIC requirements may adversely affect our ability to make additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of the issuer. Thus, compliance with the RIC requirements may hinder our ability to take advantage of investment opportunities believed to be attractive.
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
Our ability to grow depends on our ability to raise capital.
     To fund new investments, we may need to issue periodically equity securities or borrow from financial institutions. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. If we fail to obtain capital to fund our investments, it could limit both our ability to grow our business and our profitability. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on TTG Advisers’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our current facilities or obtain other lines of credit at all or on terms acceptable to us.
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
(b) There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Other required Exhibits are included in this Form 10-Q or have been previously filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Registration Statements on Form N-2 (Reg. Nos. 333-119625 and 333-125953) or the Company’s Annual Report on Form 10-K for the year ended October 31, 2007, as filed with the SEC on December 28, 2007 (File No. 814-00201).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

MVC Capital, Inc.
Date: March 11, 2008	/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC Capital, Inc.
Date: March 11, 2008	/s/ Peter Seidenberg
Peter Seidenberg

In the capacity of the officer who performs the functions of Principal Financial Officer.