Form 10-K/A
period 2007-10-31
MVC CAPITAL, INC.
filed 2008-05-09
CIK 1099941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

DOCUMENT INCORPORATED BY REFERENCE:

Proxy Statement for the Company’s Annual Meeting of Shareholders 2008, incorporated by reference in Part III, Items 10, 11, 12 and 14

EXPLANATORY NOTE

Our Annual Report on Form 10-K filed on December 28, 2007 (the “10-K”) inadvertently included a misprinted copy of our auditor’s report. The Fund is filing this amendment to the 10-K with the correct auditor’s report. The re-filed auditor’s report continues to be unqualified and has no impact on the underlying 10-K.
Other than this report found on page 102 of the Form 10-K, there are no other changes from the previously filed 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MVC Capital, Inc.

We have audited the accompanying consolidated balance sheets of MVC Capital, Inc. (the “Company”), including the consolidated schedules of investments, as of October 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2007, and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements, the selected per share data and ratios and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, selected per share data and ratios and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the consolidated selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the consolidated selected per share data and ratios. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the consolidated financial position of MVC Capital, Inc. at October 31, 2007 and 2006, and the consolidated results of their operations, cash flows and their changes in net assets for each of the three years in the period ended October 31, 2007 and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MVC Capital, Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2007 expressed an unqualified opinion thereon.

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

Signature	Title	Date

/s/ Michael Tokarz (Michael Tokarz)	Chairman (Principal Executive Officer) and Director	Date: May 9, 2008

/s/ Peter Seidenberg (Peter Seidenberg)	Chief Financial Officer	Date: May 9, 2008

/s/ Emilio Dominianni (Emilio Dominianni)	Director	Date: May 9, 2008

/s/ Gerald Hellerman (Gerald Hellerman)	Director	Date: May 9, 2008

/s/ Warren Holtsberg (Warren Holtsberg)	Director	Date: May 9, 2008

/s/ Robert C. Knapp (Robert C. Knapp)	Director	Date: May 9, 2008

/s/ William E. Taylor (William E. Taylor)	Director	Date: May 9, 2008