Form 10-Q
period 2008-04-30
MVC CAPITAL, INC.
filed 2008-06-06
CIK 1099941

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
There were 24,297,087 shares of the registrant’s common stock, $.01 par value, outstanding as of June 6, 2008.

MVC Capital, Inc.
(A Delaware Corporation)
Index

Page
Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets - April 30, 2008 and October 31, 2007	3
Consolidated Statements of Operations - For the Period November 1, 2007 to April 30, 2008 and - For the Period November 1, 2006 to April 30, 2007	4
Consolidated Statements of Operations - For the Period February 1, 2008 to April 30, 2008 and - For the Period February 1, 2007 to April 30, 2007	5
Consolidated Statements of Cash Flows - For the Period November 1, 2007 to April 30, 2008 and - For the Period November 1, 2006 to April 30, 2007	6
Consolidated Statements of Changes in Net Assets - For the Period November 1, 2007 to April 30, 2008 - For the Period November 1, 2006 to April 30, 2007 and - For the Year ended October 31, 2007	7
Consolidated Selected Per Share Data and Ratios - For the Period November 1, 2007 to April 30, 2008, - For the Period November 1, 2006 to April 30, 2007 and - For the Year ended October 31, 2007	8
Consolidated Schedule of Investments - April 30, 2008 - October 31, 2007	9
Notes to Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	57

Item 4. Controls and Procedures	63

Part II. Other Information	64

SIGNATURE	65

Exhibits	67

Part I. Consolidated Financial Information
Item 1. Consolidated Financial Statements
CONSOLIDATED FINANCIAL STATEMENTS
MVC Capital, Inc.
Consolidated Balance Sheets

	April 30,	October 31,
	2008	2007
	(Unaudited)
ASSETS
Assets
Cash and cash equivalents	$78,650,575	$84,727,933
Short term investments at market value (cost $49,886,250 and $0)	49,886,250	—
Investments at fair value (cost $411,165,284 and $393,428,353)
Non-control/Non-affiliated investments (cost $121,765,526 and $119,646,416)	94,236,546	85,543,666
Affiliate investments (cost $95,978,095 and $116,118,374)	119,346,534	127,959,158
Control investments (cost $193,421,663 and 157,663,563)	216,497,288	165,664,710

Total investments at fair value	430,080,368	379,167,534
Dividends, interest and fees receivable	2,740,110	3,105,100
Prepaid expenses	2,895,969	2,412,827
Prepaid taxes	570,498	228,159
Deferred tax	968,365	803,283
Deposits	—	25,156
Other assets	4,090	20,993

Total assets	$565,796,225	$470,490,985

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Revolving credit facilities	$100,000,000	$30,000,000
Term loan	50,000,000	50,000,000
Provision for incentive compensation (Note 9)	10,369,504	17,875,496
Management fee payable	2,185,503	1,929,258
Other accrued expenses and liabilities	970,365	977,953
Professional fees	459,003	558,091
Consulting fees	126,335	89,452
Directors’ fees	(36,187)	(36,034)

Total liabilities	164,074,523	101,394,216

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 24,297,087 and 24,265,336 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	432,033,595	431,814,990
Accumulated earnings	28,230,622	24,375,844
Dividends paid to stockholders	(39,594,023)	(33,764,634)
Accumulated net realized loss	(5,343,158)	(6,283,708)
Net unrealized appreciation (depreciation)	18,915,084	(14,260,819)
Treasury stock, at cost, 4,007,361 and 4,039,112 shares held, respectively	(32,803,462)	(33,067,948)

Total shareholders’ equity	401,721,702	369,096,769

Total liabilities and shareholders’ equity	$565,796,225	$470,490,985

Net asset value per share	$16.53	$15.21

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Period	For the Period
	November 1, 2007 to	November 1, 2006 to
	April 30, 2008	April 30, 2007
Operating Income:
Dividend income
Affiliate investments	$2,524,078	$274,728

Total dividend income	2,524,078	274,728

Interest income
Non-control/Non-affiliated investments	5,956,317	5,355,816
Affiliate investments	2,490,255	2,099,371
Control investments	3,569,789	2,230,696

Total interest income	12,016,361	9,685,883

Fee income
Non-control/Non-affiliated investments	627,050	620,280
Affiliate investments	361,076	236,275
Control investments	1,125,559	517,930

Total fee income	2,113,685	1,374,485

Other income	322,772	147,195

Total operating income	16,976,896	11,482,291

Operating Expenses:
Incentive compensation (Note 9)	5,397,337	8,424,352
Management fee	4,203,015	3,489,009
Interest and other borrowing costs	2,252,208	2,384,036
Other expenses	309,264	235,192
Legal fees	274,000	308,000
Audit fees	223,500	162,000
Insurance	186,725	216,606
Administration	160,767	130,284
Directors fees	120,000	120,000
Printing and postage	64,648	48,600
Consulting fees	51,600	63,500
Public relations fees	43,200	36,901

Total operating expenses	13,286,264	15,618,480

Net operating income (loss) before taxes	3,690,632	(4,136,189)

Tax (Benefit) Expenses:
Deferred tax (benefit) expense	(165,082)	13,287
Current tax (benefit) expense	936	(387,430)

Total tax benefit	(164,146)	(374,143)

Net operating income (loss)	3,854,778	(3,762,046)

Net Realized and Unrealized Gain (Loss) on Investments and Foreign Currency:

Net realized gain (loss) on investments and foreign currency
Non-control/Non-affiliated investments	2,107	(115,282)
Affiliate investments	595,000	—
Controlled investments	283,118	(7,806)
Foreign currency	60,325	—

Total net realized gain (loss) on investments and foreign currency	940,550	(123,088)

Net change in unrealized appreciation on investments	33,175,903	47,285,469

Net realized and unrealized gain on investments and foreign currency	34,116,453	47,162,381

Net increase in net assets resulting from operations	$37,971,231	$43,400,335

Net increase in net assets per share resulting from operations	$1.56	$2.00

Dividends declared per share	$0.24	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Quarter	For the Quarter
	February 1, 2008 to	February 1, 2007 to
	April 30, 2008	April 30, 2007
Operating Income:
Dividend income
Affiliate investments	$1,680,807	$62,291

Total dividend income	1,680,807	62,291

Interest income
Non-control/Non-affiliated investments	2,954,611	2,938,470
Affiliate investments	982,271	1,108,246
Control investments	1,540,942	1,123,692

Total interest income	5,477,824	5,170,408

Fee income
Non-control/Non-affiliated investments	185,000	337,557
Affiliate investments	152,916	118,703
Control investments	463,546	261,374

Total fee income	801,462	717,634

Other income	120,855	122,723

Total operating income	8,080,948	6,073,056

Operating Expenses:
Incentive compensation (Note 9)	3,740,772	4,898,385
Management fee	2,185,503	1,854,365
Interest, fees and other borrowing costs	1,081,012	1,255,620
Legal fees	139,000	150,000
Insurance	90,725	98,106
Other expenses	190,328	118,689
Audit fees	132,000	78,000
Directors fees	60,000	60,000
Administration	80,609	72,922
Consulting fees	4,600	32,000
Printing and postage	33,104	24,300
Public relations fees	21,600	17,251

Total operating expenses	7,759,253	8,659,638

Net operating income (loss) before taxes	321,695	(2,586,582)

Tax (Benefit) Expenses:
Deferred tax (benefit) expense	14,524	(6,466)
Current tax benefit	(200,316)	(387,430)

Total tax benefit	(185,792)	(393,896)

Net operating income (loss)	507,487	(2,192,686)

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
Non-control/Non-affiliated investments	1,014	(119,250)
Affiliate investments	—	—
Control investments	283,118	(7,806)

Total net realized gain (loss) on investments	284,132	(127,056)

Net change in unrealized appreciation on investments	16,366,704	26,643,241

Net realized and unrealized gain on investments	16,650,836	26,516,185

Net increase in net assets resulting from operations	$17,158,323	$24,323,499

Net increase in net assets per share resulting from operations	$0.70	$1.00

Dividends declared per share	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Period	For the Period
	November 1, 2007 to	November 1, 2006 to
	April 30, 2008	April 30, 2007
Cash flows from Operating Activities:
Net increase in net assets resulting from operations	$37,971,231	$43,400,335
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Realized gain	(940,550)	123,088
Net change in unrealized appreciation	(33,175,903)	(47,285,469)
Amortization of discounts and fees	(40,008)	(44,907)
Increase in accrued payment-in-kind dividends and interest	(2,752,945)	(1,553,168)
Increase in allocation of flow through income	(120,488)	(81,155)
Changes in assets and liabilities:
Dividends, interest and fees receivable	364,990	(539,780)
Prepaid expenses	(483,142)	(632,025)
Prepaid taxes	(342,339)	(496,060)
Deferred tax	(165,082)	13,287
Deposits	25,156	(296,690)
Other assets	16,903	16,902
Incentive compensation	(7,505,992)	8,314,134
Other Liabilities	186,299	482,141
Purchases of equity investments	(47,041,964)	(13,601,201)
Purchases of debt instruments	(60,143,871)	(51,050,656)
Purchases of short term investments	(49,881,375)	—
Proceeds from equity investments	6,033,900	—
Proceeds from debt instruments	87,264,120	24,408,229

Net cash used in operating activities	(70,731,060)	(38,822,995)

Cash flows from Financing Activities:
Issuance of common stock	—	83,825,625
Offering expenses	—	(5,441,281)
Distributions to shareholders paid	(5,346,298)	(6,270,828)
Net borrowings under revolving credit facility	70,000,000	—

Net cash provided by financing activities	64,653,702	72,113,516

Net change in cash and cash equivalents for the period	(6,077,358)	33,290,521

Cash and cash equivalents, beginning of period	84,727,933	66,217,123

Cash and cash equivalents, end of period	$78,650,575	$99,507,664

During the six months ended April 30, 2008 and 2007 MVC Capital, Inc. paid $1,183,636 and $1,849,322 in interest expense, respectively.
During the six months ended April 30, 2008 and 2007 MVC Capital, Inc. paid $350,000 and $62,085 in income taxes, respectively.
Non-cash activity:
During the six months ended April 30, 2008 and 2007, MVC Capital, Inc. recorded payment in kind dividend and interest of $2,752,945 and $1,553,168, respectively. This amount was added to the principal balance of the investments and recorded as interest/dividend income.
During the six months ended April 30, 2008 and 2007, MVC Capital, Inc. was allocated $322,771 and $141,630, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of this amount, $202,283, and $60,475, respectively, was received in cash and the balance of $120,488 and $81,155, respectively, was undistributed and therefore increased the cost of the investment. The fair value was then increased by $120,488 and $81,155, respectively, by the Fund’s Valuation Committee.
During the six month period ended April 30, 2008, as was anticipated in the original transaction, all 1,535 shares of convertible Series F preferred stock were allocated to a strategic partner of U.S. Gas for services to be performed. If certain conditions are not met by the strategic partner, these shares could be transferred back to the Company.
On November 1, 2006, MVC Capital, Inc. re-issued 2,326 shares of treasury stock, in lieu of a $28,871 cash distribution, in accordance with the Fund’s dividend reinvestment plan.
On January 6, 2007, MVC Capital, Inc. re-issued 3,684 shares of treasury stock, in lieu of a $48,641 cash distribution, in accordance with the Fund’s dividend reinvestment plan.
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
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Changes in Net Assets

	For the Period	For the Period
	November 1, 2007 to	November 1, 2006 to	For the Year Ended
	April 30, 2008	April 30, 2007	October 31, 2007
	(Unaudited)	(Unaudited)
Operations:
Net operating income (loss)	$3,854,778	$(3,762,046)	$2,059,713
Net realized gain (loss)	940,550	(123,088)	66,943,545
Net change in unrealized appreciation (depreciation)	33,175,903	47,285,469	(3,301,612)

Net increase in net assets from operations	37,971,231	43,400,335	65,701,646

Shareholder Distributions:
Distributions to shareholders	(5,829,389)	(6,348,340)	(12,171,688)

Net decrease in net assets from shareholder distributions	(5,829,389)	(6,348,340)	(12,171,688)

Capital Share Transactions:
Issuance of common stock	—	83,825,625	83,825,625
Offering expenses	—	(5,441,281)	(5,431,091)
Reissuance of treasury stock in lieu of cash dividend	483,091	77,512	178,903

Net increase in net assets from capital share transactions	483,091	78,461,856	78,573,437

Total increase in net assets	32,624,933	115,513,851	132,103,395

Net assets, beginning of period	369,096,769	236,993,374	236,993,374

Net assets, end of period	$401,721,702	$352,507,225	$369,096,769

Common shares outstanding, end of period	24,297,087	24,258,439	24,265,336

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Selected Per Share Data and Ratios

	For the Period		For the Period		For the
	November 1, 2007 to		November 1, 2006 to		Year Ended
	April 30, 2008		April 30, 2007		October 31, 2007
	(Unaudited)		(Unaudited)
Net asset value, beginning of period	$15.21		$12.41		$12.41

Gain (loss) from operations:
Net operating income gain (loss)	0.16		(0.18)		0.13
Net realized and unrealized gain (loss) on investments	1.40		2.18		2.79

Total gain from investment operations	1.56		2.00		2.92

Less distributions from:
Income	(0.24)		(0.30)		(0.54)

Total distributions	(0.24)		(0.30)		(0.54)

Capital share transactions
Anit-dilutive effect of share issuance	—		0.42		0.42

Total capital share transactions	—		0.42		0.42

Net asset value, end of period	$16.53		$14.53		$15.21

Market value, end of period	$15.56		$17.57		$17.06

Market premium (discount)	(5.87)%		20.92%		12.16%

Total Return — At NAV (a)	10.33%		19.78%		27.39%

Total Return — At Market (a)	(7.37)%		37.07%		35.02%

Ratios and Supplemental Data:

Net assets, end of period (in thousands)	$401,722		$352,507		$369,097

Ratios to average net assets:
Expenses excluding tax expense (benefit)	6.96	%(b)	11.15	%(b)	7.89%
Expenses including tax expense (benefit), incentive compensation, interest and other borrowing costs	6.88	%(b)	10.89	%(b)	7.78%
Expenses excluding incentive compensation	4.05	%(b)	4.87	%(b)	4.40%
Expenses excluding incentive compensation, interest and other borrowing costs	2.87	%(b)	3.17	%(b)	2.88%
Net operating income (loss) before tax expense (benefit)	1.94	%(b)	(2.95)	%(b)	0.53%
Net operating income (loss) after tax expense (benefit), incentive compensation, interest and other borrowing costs	2.02	%(b)	(2.69)	%(b)	0.64%
Net operating income (loss) before incentive compensation	4.85	%(b)	3.33	%(b)	4.02%
Net operating income (loss) before incentive compensation, interest and other borrowing costs	6.03	%(b)	5.03	%(b)	5.54%

(a)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b)	Annualized.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
April 30, 2008
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments — 23.46% (a, c, f, g)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision - Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h)	$2,473,521	2,473,521	2,473,521
		Second Lien Seller Note 16.0000%, 06/30/2013 (b, h)	3,344,827	3,344,827	3,344,827

				5,818,348	5,818,348

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b, h)	18,011,619	17,761,493	18,011,619
		Term Loan A 9.1600%, 07/18/2011 (h)	2,370,000	2,341,318	2,341,318
		Term Loan B 11.3100%, 07/18/2011 (h)	2,000,000	1,975,953	1,975,953

				22,078,764	22,328,890

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d)		15,000,000	13,600,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009 (b, h)	3,247,416	3,230,923	3,247,416

Henry Company	Building Products / Specialty Chemicals	Term Loan A 6.3625%, 04/06/2011 (h)	1,837,309	1,837,309	1,837,309
		Term Loan B 10.6125%, 04/06/2011 (h)	2,000,000	2,000,000	2,000,000

				3,837,309	3,837,309

Innovative Brands, LLC	Consumer Products	Term Loan 11.1250%, 09/25/2011 (h)	13,108,333	13,108,333	13,108,333

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d)		3,750,000	—

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 7.7000%, 12/28/2012 (h)	982,639	564,985	982,639
		Second Lien Loan 15.0000%, 12/31/2013 (b,h)	23,172,500	22,695,171	23,172,500

				23,260,156	24,155,139

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,267,500	1,272,322	1,267,500
		Term Loan 8.7500%, 01/19/2014 (h)	705,000	705,000	705,000

				1,977,322	1,972,500

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 5.4463%, 12/08/2012 (h)	987,500	987,500	987,500
		Second Lien Seller Note 9.5419%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,487,500	4,487,500

WBS Carbons Acquistions Corp.	Specialty Chemicals	Bridge Loan 5.0000%, 11/22/2011 (b, h)	1,681,111	1,681,111	1,681,111

Sub Total Non-control/Non-affiliated investments				121,765,526	94,236,546

Affiliate investments — 29.71% (a, c, f, g)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b,h)	14,539,257	14,109,870	14,539,257
		Convertible Series A Preferred Stock (9 shares)		44,000	81,400
		Convertible Series B Preferred Stock (1,991 shares)		9,956,000	18,418,600

				24,109,870	33,039,257

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	10,161,950
		Convertible Preferred Stock (1,065,000) (d)		10,357,500	10,650,000

				15,879,242	20,811,950

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	2,000,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	10,721,348	10,573,194	10,721,348
		Convertible Preferred Stock (20,000 shares) (b)		2,292,475	2,292,475

				12,865,669	13,013,823

Octagon Credit Investors, LLC	Financial Services	Term Loan 6.9538%, 12/31/2011 (h)	5,000,000	4,951,080	5,000,000
		Revolving Line of Credit 6.9538%, 12/31/2011 (h)	5,400,000	5,400,000	5,400,000
		Limited Liability Company Interest		1,230,858	3,885,763

				11,581,938	14,285,763

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (1,666,667 shares) (d)		1,000,000	1,000,000

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	11,700,000

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (d)		5,564,716	7,692,000
		Preferred Stock (1,000,000 shares) (b, h)		9,976,660	12,878,431
		Warrants (d)		—	2,925,310

				15,541,376	23,495,741

Sub Total Affiliate investments				95,978,095	119,346,534

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
April 30, 2008
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments — 53.89% (a, c,f, g)

auto MOTOL BENI	Automotive Dealership	Bridge Loan 12.0000%, 06/30/2008 (e, h)	$2,000,000	$2,000,000	$2,000,000
		Common Stock (1,074 shares) (d, e)		13,800,000	14,499,999

				15,800,000	16,499,999

Harmony Pharmacy & Health Center, Inc.	Healthcare - Retail	Revolving Credit Facility 10.0000%, 12/01/2009 (b, h)	4,099,726	4,099,726	4,000,000
		Demand Note 10.0000% (h)	3,300,000	3,300,000	3,300,000
		Common Stock (2,000,000 shares) (d)		750,000	750,000

				8,149,726	8,050,000

MVC Automotive Group BV	Automotive Dealerships	Common Equity Interest (d, e)		20,936,939	24,749,939
		Bridge Loan 10.0000%, 06/30/2008 (e, h)	1,643,557	1,643,557	1,643,557

				22,580,496	26,393,496

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		332,698	332,698

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	17,200,000
		Series A Convertible Preferred Stock (10,453 shares) (b, h)		30,000,000	31,620,822

				47,000,000	48,820,822

SGDA Europe BV	Soil Remediation	Common Equity Interest (d, e)		3,450,000	3,450,000

SGDA Sanierungsgesellschaft	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e, h)	6,187,350	6,094,264	6,094,264
fur Deponien und Altlasten mbH		Common Equity Interest (d, e)		438,551	560,000
		Preferred Equity Interest (d, e)		5,000,000	5,850,000

				11,532,815	12,504,264

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	3,175,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012 (b, h)	8,628,956	8,465,993	8,628,955
		Common Stock (1,115 shares) (d)		16,000,000	17,000,000

				24,465,993	25,628,955

Timberland Machines & Irrigation, Inc.	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 14.5500%, 08/04/2009 (b, h)	7,052,658	7,026,871	7,052,658
		Junior Revolving Line of Credit 12.5000%, 07/07/2009 (h)	5,000,000	5,000,000	5,000,000
		Common Stock (542 shares) (d)		5,420,291	2,740,291
		Warrants (d)		—	—

				17,447,162	14,792,949

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	7,676,330	7,647,281	7,676,330
		Limited Liability Company Interest (d)		3,821,794	5,821,794
		Warrants (d)		—	—

				11,469,075	13,498,124

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	5,693,917	5,507,633	5,693,917
		Senior Credit Facility 12.2500% 07/26/2010 (h)	2,406,749	2,406,749	2,406,749
		Convertible Series B Preferred Stock (32,200 shares) (d)		500,000	5,300,000
		Convertible Series C Preferred Stock (8,216 shares) (d)		—	350,000

				8,414,382	13,750,666

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	18,100,315

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d)		5,500,000	15,421
		Preferred Stock (6,443,188 shares) (d)		1,134,001	7,184,579

				6,634,001	7,200,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	3,700,000

				2,450,000	4,300,000

Sub Total Control Investments				193,421,663	216,497,288

Short Term Investments — 12.42% (g)

U.S. Treasury Bill	U.S. Government & Agency Securities	1.6518%, 7/10/2008 (i)	50,000,000	49,886,250	49,886,250

Sub Total Short Term Investments				49,886,250	49,886,250

TOTAL INVESTMENT ASSETS — 119.48% (f)				$461,051,534	$479,966,618

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

(c)
All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except auto MOTOL BENI, Lockorder Limited, SafeStone Technologies Limited, MVC Automotive, SGDA Europe BV, SGDA Sanierungsgesellschaft fur Deponien und Altlasten, SIA Tekers Invest and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $401,721,702 as of April 30, 2008.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of these securities may serve as collateral for the BB&T Credit Facility.

-	Denotes zero cost or fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2007

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments — 23.18% (a, c, g, f)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision - Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h)	$2,659,035	2,659,035	2,659,035
		Second Lien Seller Note 16.0000%, 06/30/2013 (b, h)	3,090,594	3,090,594	3,090,594

				5,749,629	5,749,629

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b, h)	17,829,579	17,549,872	17,829,580
		Term Loan A 9.3800%, 07/18/2011 (h)	2,550,000	2,514,351	2,514,351
		Term Loan B 11.5300%, 07/18/2011 (h)	2,000,000	1,972,222	1,972,222

				22,036,445	22,316,153

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d)		15,000,000	7,600,000

Henry Company	Building Products / Specialty Chemicals	Term Loan A 8.6280%, 04/06/2011 (h)	1,837,309	1,837,309	1,837,309
		Term Loan B 12.5025%, 04/06/2011 (h)	2,000,000	2,000,000	2,000,000

				3,837,309	3,837,309

Innovative Brands, LLC	Consumer Products	Term Loan 11.1250%, 09/25/2011 (h)	14,850,000	14,850,000	14,850,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009 (b, h)	3,175,371	3,147,234	3,175,371

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d)		3,750,000	—

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 13.1300%, 03/31/2011 (h)	7,392,634	7,361,420	7,392,634
		Senior Subordinated Debt 16.0000%, 03/31/2012 (b, h)	13,485,570	13,236,072	13,485,570

				20,597,492	20,878,204

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,320,500	1,326,047	1,320,500
		Term Loan 8.7500%, 10/06/2013 (h)	619,000	619,000	619,000
		Term Loan 8.7500%, 01/19/2014 (h)	705,000	705,000	705,000

				2,650,047	2,644,500

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 8.1425%, 12/08/2012 (h)	992,500	992,500	992,500
		Second Lien Seller Note 11.3318%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,492,500	4,492,500

Sub Total Non-control/Non-affiliated investments				119,646,416	85,543,666

Affiliate investments — 34.67% (a, c, g, f)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b,h)	14,035,389	13,557,190	14,035,389
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				23,557,190	24,035,389

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	10,161,950
		Convertible Preferred Stock (1,065,000) (d)		10,357,500	10,650,000

				15,879,242	20,811,950

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—

Genevac U.S. Holdings, Inc.	Laboratory Research Equipment	Senior Subordinated Debt 12.5000%, 01/03/2008 (e, h)	12,962,963	12,962,963	12,962,963
		Common Stock (140 shares) (b, e)		1,103,002	1,103,002

				14,065,965	14,065,965

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	2,000,000

Impact Confections, Inc.	Confections Manufacturing and Distribution	Senior Subordinated Debt 17.0000%, 07/30/2009 (b, h)	5,718,372	5,664,803	5,718,372
		Promissory Note 9.1287%, 07/29/2008 (h)	325,000	323,388	325,000
		Common Stock (252 shares) (d)		2,700,000	2,700,000

				8,688,191	8,743,372

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	10,506,628	10,344,177	10,506,628
		Convertible Preferred Stock (20,000 shares) (b)		2,203,455	2,203,455

				12,547,632	12,710,083

Octagon Credit Investors, LLC	Financial Services	Term Loan 9.3790%, 12/31/2011 (h)	5,000,000	4,944,431	5,000,000
		Revolving Line of Credit 9.3790%, 12/31/2011 (h)	4,100,000	4,100,000	4,100,000
		Limited Liability Company Interest		1,110,370	3,765,275

				10,154,801	12,865,275

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
October 31, 2007

Company	Industry	Investment	Principal	Cost	Fair Value
Phoenix Coal Corporation	Coal Processing and Production	Common Stock (1,666,667 shares) (d)		$1,000,000	$1,000,000

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	9,000,000

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (d)		5,564,716	9,064,716
		Preferred Stock (1,000,000 shares) (b, h)		9,660,637	12,562,408
		Warrants (d)		—	1,100,000

				15,225,353	22,727,124

Sub Total Affiliate investments				116,118,374	127,959,158

Control Investments — 44.88% (a, c, g, f)

auto MOTOL BENI	Automotive Dealership	Bridge Loan 12.0000%, 12/31/2007 (e, h)	$2,000,000	2,000,000	2,000,000
		Common Stock (200 shares) (d, e)		2,000,000	2,700,000

				4,000,000	4,700,000

Harmony Pharmacy & Health Center, Inc.	Healthcare - Retail	Revolving Credit Facility 10.0000%, 12/01/09 (h)	4,000,000	4,000,000	4,000,000
		Common Stock (2,000,000 shares) (d)		750,000	750,000

				4,750,000	4,750,000

MVC Automotive Group BV	Automotive Dealerships	Common Equity Interest (d,e)		20,911,500	20,911,500
		Bridge Loan 10.0000%, 03/17/2008 (e,h)	19,088,500	19,088,500	19,088,500

				40,000,000	40,000,000

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		116,173	116,173

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	17,200,000
		Convertible Unsecured Subordinated Promissary Note 17.1288%, 07/30/2008 (h)	3,250,000	3,250,000	3,250,000

				20,250,000	20,450,000

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	2,600,000

SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e, h)	6,187,350	6,059,477	6,059,477
		Common Equity Interest (d, e)		438,551	560,000
		Preferred Equity Interest (d, e)		5,000,000	5,600,000

				11,498,028	12,219,477

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012 (b, h)	5,414,733	5,334,906	5,414,733
		Common Stock (800 shares) (d)		11,200,000	12,200,000

				16,534,906	17,614,733

Timberland Machines & Irrigation, Inc.	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 14.5500%, 08/04/2009 (b, h)	6,860,431	6,824,441	6,860,431
		Junior Revolving Line of Credit 12.5000%, 07/07/2009 (h)	4,000,000	4,000,000	4,000,000
		Common Stock (542 shares) (d)		5,420,291	3,420,291
		Warrants (d)		—	—

				16,244,732	14,280,722

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	7,676,330	7,636,647	7,676,330
		Limited Liability Company Interest (d)		3,821,794	5,821,794
		Warrants (d)		—	—

				11,458,441	13,498,124

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	5,551,318	5,343,119	5,551,318
		Senior Credit Facility 12.2500% 7/26/2010 (h)	84,882	84,882	84,882
		Convertible Series B Preferred Stock (32,200 shares) (d)		500,000	500,000
		Convertible Series C Preferred Stock (8,216 shares) (d)		—	—
		Convertible Series F Preferred Stock (1,535 shares) (d)		—	—

				5,928,001	6,136,200

Velocitius B.V.	Renewable Energy	Revolving Credit Facility I, 8.0000%, 10/31/2009 (e, h)	191,084	191,084	191,084
		Revolving Credit Facility II, 8.0000%, 04/30/2010 (e, h)	612,882	612,882	612,882
		Common Equity Interest (d, e)		11,395,315	11,395,315

				12,199,281	12,199,281

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d)		5,500,000	15,421
		Preferred Stock (6,443,188 shares) (d)		1,134,001	9,484,579

				6,634,001	9,500,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	700,000	700,000	700,000
		Common Stock (81,000 shares) (d)		1,850,000	3,700,000

				2,550,000	4,400,000

WBS Carbons Acquistions Corp.	Specialty Chemicals	Bridge Loan 5.0000%, 11/22/2011 (b, h)	1,600,000	1,600,000	1,600,000
		Common Stock (400 shares) (d)		1,600,000	1,600,000

				3,200,000	3,200,000

Sub Total Control Investments				157,663,563	165,664,710

TOTAL INVESTMENT ASSETS 102.73% (f)				$393,428,353	$379,167,534

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

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $369,096,769 as of October 31, 2007.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

-	Denotes zero Cost or fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Company”)
Notes to Consolidated Financial Statements
April 30, 2008
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to
Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. Certain amounts have been reclassified to adjust to current period presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2007, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 28, 2007 and as amended on May 9, 2008 (File No. 814-00201).
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
4. Concentration of Market Risk
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represented approximately 76.01% of the Company’s total assets at April 30, 2008. As discussed in Note 5, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.

5. Portfolio Investments
     For the Six Month Period Ended April 30, 2008
     During the six month period ended April 30, 2008, the Company made two new investments, committing capital totaling approximately $24.8 million. The investments were made in SP Industries, Inc. (“SP”) ($24.0 million) and SGDA Europe B.V. (“SGDA Europe”) ($750,000).
     The Company also made six follow-on investments in existing portfolio companies committing capital totaling approximately $62.5 million. During the six month period ended April 30, 2008, the Company made additional investments totaling approximately $217,000 in MVC Partners LLC (“MVC Partners”). In connection with these investments, MVC Partners has made an investment in MVC Acquisition Corp., a newly-formed blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We have agreed to serve as the corporate sponsor of MVC Acquisition Corp. Michael Tokarz, our Chairman and Portfolio Manager and the Manager of TTG Advisers, and Peter Seidenberg, our Chief Financial Officer, currently serve as Chairman of the Board and Chief Financial Officer, respectively, for MVC Acquisition Corp. In connection with our sponsorship of MVC Acquisition Corp., we have agreed to purchase, through MVC Partners, an aggregate of $5,000,000 of warrants from MVC Acquisition Corp. concurrent with the consummation of its initial public offering. During the six month period ended April 30, 2008, the Company also made additional investments totaling $3.3 million in Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”) in the form of a demand note. The demand note has an annual interest rate of 10%. On November 30, 2007, the Company invested an additional $36.7 million in Ohio Medical Corporation (“Ohio Medical”) in the form of a $10.0 million senior subordinated note and $26.7 million in 9,917 shares of convertible preferred stock. At this time, the $3.3 million convertible unsecured subordinated promissory note was converted into preferred stock. The note has an annual interest rate of 16% and a maturity date of May 30, 2012. On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC. On February 29, 2008, the Company invested an additional $7.8 million in Summit Research Labs, Inc. (“Summit”) in the form of a $3.0 million second lien loan and $4.8 million in common stock. The second lien loan has an annual interest rate of 14% and a maturity date of August 31, 2013. On April 25, 2008, the Company invested an additional $11.8 million in Auto MOTOL BENI (“BENI”) by purchasing 874 shares of common stock. On April 30, 2008, the Company invested an additional $2.7 million in SGDA Europe in the form of equity interest.
     At the beginning of the 2008 fiscal year, the junior revolving note provided to Timberland Machines & Irrigation, Inc. (“Timberland”) had a balance outstanding of $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during the six month period ended April 30, 2008 were $1.0 million resulting in a balance as of April 30, 2008 of $5.0 million.
     At October 31, 2007, the balance of the revolving credit facility provided to Octagon Credit Investors, LLC (“Octagon”) was $4.1 million. Net borrowings during the six month period ended April 30, 2008 were $1.3 million resulting in a balance outstanding as of April 30, 2008 of $5.4 million.
     At October 31, 2007, the balance of Line I, as defined in Note 6. Commitments and Contingencies, provided to Velocitius B.V. (“Velocitius”) was approximately $191,000. Repayments during the six month period ended April 30, 2008 were approximately $191,000. There was no amount outstanding on Line I as of April 30, 2008.
     At October 31, 2007, the balance of Line II, as defined below, provided to Velocitius was approximately $613,000. Repayments during the six month period ended April 30, 2008 were approximately $613,000. There was no amount outstanding on Line II as of April 30, 2008.

     At October 31, 2007, the balance of the revolving credit facility provided to U.S. Gas & Electric, Inc. (“U.S. Gas”) was approximately $85,000. Net borrowings during the six month period ended April 30, 2008 were $2.3 million resulting in a balance outstanding as of April 30, 2008 of approximately $2.4 million.
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
     On December 31, 2007 and March 31, 2008, the Company received quarterly principal payments from BP Clothing, LLC (“BP”) on term loan A of $90,000. The balance of term loan A as of April 30, 2008 was approximately $2.4 million.
     On December 31, 2007 and March 31, 2008, Total Safety U.S., Inc. (“Total Safety”) made principal payments of $2,500 on its first lien loan. The balance of the first lien loan as of April 30, 2008 was approximately $988,000.
     On December 31, 2007, Turf Products LLC (“Turf”) borrowed $1.0 million from the secured junior revolving note. This was repaid on April 28, 2008. There was no amount outstanding as of April 30, 2008.
     On January 2, 2008, February 1, 2008, and April 1, 2008, the Company received principal payments of $37,500, $1,666,667, and $37,500, respectively, on the term loan provided to Innovative Brands, LLC (“Innovative Brands”). The balance of the term loan as of April 30, 2008 was approximately $13.1 million.
     On January 2, 2008, SP repaid term loan B and senior subordinated loan in full, including all accrued interest. The total amount received for term loan B was $7.1 million and the amount received for the senior subordinated loan was $13.6 million.
     On January 2, 2008, Genevac repaid its senior subordinated loan in full, including all accrued interest totaling, $11.9 million. The Company, at this time, sold 140 shares of Genevac common stock for $1.7 million, resulting in a short-term capital gain of $595,000.
     On January 3, 2008, February 3, 2008, March 3, 2008 and April 3, 2008, the Company received principal payments of $8,833 on the term loan provided to Storage Canada.
     On January 15, 2008, Impact Confections, Inc. (“Impact”) repaid its promissory note and senior subordinated loan in full, including all accrued interest, totaling $6.1 million. The Company, at this time, sold 252 shares of common stock at cost for $2.7 million.
     On January 29, 2008, MVC Automotive Group B.V. (“MVC Automotive”) made a principal payment of $17.4 million on its bridge loan, resulting in a principal balance of $1.6 million as of April 30, 2008.
     On February 29, 2008, the Company sold 400 shares of WBS Carbons Acquisition Corp. (“WBS”) at its cost of $1.6 million.
     On April 1, 2008, SP made a principal payment of $17,361 on its first lien loan. The balance of the first lien loan as of April 30, 2008, was approximately $983,000.

     On April 15, 2008, the Company received a principal payment of $100,000 from Vestal Manufacturing Enterprises, Inc. (“Vestal”) on its senior subordinated debt. The balance of the senior subordinated debt as of April 30, 2008, was $600,000.
     During the six month period ended April 30, 2008, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $5.2 million, SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”) preferred equity interest by $250,000, Foliofn, Inc. (“Foliofn”) preferred stock by $6.0 million, SIA Tekers Invest (“Tekers”) common stock by $575,000, Custom Alloy Corporation (“Custom Alloy”) preferred stock by $8.5 million, Velocitius equity interest by $6.7 million, MVC Automotive equity interest by $3.8 million, PreVisor, Inc. (“PreVisor”) common stock by $2.7 million and Vitality Foodservice, Inc. (“Vitality”) common stock and warrants by approximately $453,000. In addition, increases in the cost basis and fair value of the loans to GDC Acquisitions, LLC (“GDC”), SP, Harmony, Timberland, Amersham Corporation (“Amersham”), Marine Exhibition Corporation (“Marine”), BP, Summit, U.S. Gas, WBS, and Custom Alloy and the Vitality and Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $2,752,945. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.6 million due to a PIK distribution which was treated as a return of capital. Also, during the six month period ended April 30, 2008, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $120,000. The Valuation Committee also decreased the fair value of the Company’s investments in Vendio Services, Inc. (“Vendio”) preferred stock by $2.3 million and Timberland common stock by $680,000 during the six month period ended April 30, 2008.
     At April 30, 2008, the fair value of all portfolio investments, exclusive of short-term securities, was $430.1 million with a cost basis of $411.2 million. At April 30, 2008, the fair value and cost basis of portfolio investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $20.8 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $409.3 million and $355.3 million, respectively. At October 31, 2007, the fair value of all portfolio investments, exclusive of short-term securities, was $379.2 million with a cost basis of $393.4 million. At October 31, 2007, the fair value and cost basis of Legacy Investments was $17.1 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $362.1 million and $337.5 million, respectively.
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
     On October 31, 2007, the Company restructured the terms of the Amersham loans. The accrued interest on the loan with an outstanding balance of $2.7 million at October 31, 2007 was capitalized. The default PIK interest on the loan with a balance of $3.1 million at October 31, 2007 was forgiven up to 75%. The interest rate on this loan has been reduced to the original rate of 16%.
     Net borrowings on the Harmony Pharmacy revolving credit facility during the fiscal year ended October 31, 2007 were $4.0 million, resulting in a balance outstanding of approximately $4.0 million.
     Net borrowings on the U.S. Gas senior credit facility during the fiscal year ended October 31, 2007 were approximately $85,000, resulting in a balance outstanding of approximately $85,000.
     During the fiscal year ended October 31, 2007, the Valuation Committee determined to increase the fair value of the Company’s investments in Dakota Growers common stock by approximately $1.9 million, Octagon’s membership interest by approximately $1.6 million, SGDA common equity interest by approximately $121,000 and preferred equity interest by $600,000, PreVisor common stock by $3.0 million, Foliofn preferred stock by $2.6 million, Tekers common stock by $300,000, BENI common stock by $700,000, Summit preferred stock by $1.0 million, Vendio preferred stock by $6.1 million, and Vendio common stock by approximately $15,000. In addition, increases in the cost basis and fair value of the loans to Impact, GDC, SP, Timberland, Amersham, Marine, Phoenix Coal, BP, Turf, Summit, U.S. Gas, Custom Alloy, Vitality and Marine preferred stock, and Genevac common stock were due to the capitalization of PIK interest/dividends totaling $2,850,999. Also, during the fiscal year ended October 31, 2007, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of the Company’s investment by $216,275. The Valuation Committee also determined to decrease the fair value of the Company’s investments in Ohio Medical by $9.0 million and Timberland common stock by $1.0 million during the fiscal year ended October 31, 2007.
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
6. Commitments and Contingencies
     Commitments to/for Portfolio Companies:
     At April 30, 2008, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed		Amount Funded at April 30, 2008
Timberland	$5.0	million	$5.0	million
Storage Canada	$6.0	million	$2.0	million
Marine	$2.0	million	—
BENI		$583,700	—
Octagon	$12.0	million	$5.4	million
Velocitius		$260,000	—
Turf	$1.0	million	—
Harmony Pharmacy	$4.0	million	$4.0	million
Velocitius		$650,000	—
Tekers	$2.2	million	—
U.S. Gas	$10.0	million	$2.4	million
U.S. Gas	$2.0	million	—
MVC Automotive	$10.1	million	—
MVC Automotive	$6.2	million	—
Total	$62.0	million	$18.8	million
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On July 8, 2005 the Company extended to Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2009. The Company also receives a fee of 0.25% on the unused portion of the note. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. As of October 31, 2007, the funded debt under the junior revolving line of credit was $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during the six month period ended April 30, 2008 were $1.0 million resulting in a balance as of April 30, 2008 of $5.0 million.
     On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment was for one year, but may be renewed annually with the consent of both parties. The commitment was renewed in March 2008. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2007, the outstanding balance of the loan commitment was $2.7 million. Net repayments during the six month period ended April 30, 2008 were approximately $654,000 resulting in a balance of approximately $2.0 million at such date.
     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. There was no amount outstanding on the revolving loan facility as of April 30, 2008.
     On October 10, 2006, the Company agreed to guarantee a 375,000 Euro inventory financing facility for BENI, equivalent to approximately $583,700 at April 30, 2008.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. At October 31, 2007 the outstanding balance of the revolving credit facility provided to Octagon was $4.1 million. Net borrowings during the six month period ended April 30, 2008 were $1.3 million resulting in a balance outstanding of $5.4 million on that date.
     On October 30, 2006, the Company provided Velocitius a $260,000 revolving line of credit (“Line I”). Line I expires on October 31, 2009 and bears annual interest at 8%. At October 31, 2007, the balance of the Line I was approximately $191,000. Repayments during the six month period ended April 30, 2008 were approximately $191,000. There was no amount outstanding on Line II as of April 30, 2008.
     On January 9, 2007, the Company extended to Turf a $1.0 million secured junior revolving note. The note bears annual interest at 12.5% and expires on May 1, 2008. The Company also receives a fee of 0.25% of the unused portion of the note. There was no amount outstanding on the secured junior revolving note as of October 31, 2007. On December 31, 2007, Turf borrowed $1.0 million from the secured junior revolving note. Turf repaid $1.0 million on the secured junior revolving note on April 28, 2008. As of April 30, 2008, there was no amount outstanding.
     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. At October 31, 2007 and April 30, 2008, the outstanding balance of the revolving credit facility provided was $4.0 million.
     On May 1, 2007, the Company provided Line II to Velocitius. Line II expires on April 30, 2010 and bears annual interest at 8%. At October 31, 2007, there was approximately $613,000 outstanding. Repayments during the six month period ended April 30, 2008 were approximately $613,000. There was no amount outstanding on Line II as of April 30, 2008.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.2 million at April 30, 2008.
     On July 26, 2007, the Company provided a $10.0 million revolving credit facility and a $2.0 million junior revolver to U.S. Gas. The credit facility bears annual interest at LIBOR plus 6% and the revolver bears annual interest at 14%. The Company receives a fee of 0.50% on the unused portion of the credit facility and the revolver. The revolving credit facility and junior revolver expire on July 26, 2010. At October 31, 2007, there was approximately $85,000 outstanding on the revolving credit facility. Net borrowings during the six month period ended April 30, 2008 were $2.3 million resulting in a balance outstanding of $2.4 million at such date. There was no amount outstanding on the junior revolver as of October 31, 2007 and April 30, 2008.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $10.1 million at April 30, 2008.
     On January 16, 2008, the Company agreed to support a 4 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $6.2 million at April 30, 2008) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
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
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (“Credit Facility I”) with Guggenheim as administrative agent for the lenders. At October 31, 2007, there was $50.0 million in term debt and $30.0 million on Credit Facility I outstanding. During the six month period ended April 30, 2008, the Company’s net borrowings on Credit Facility I were $20.0 million. As of April 30, 2008, there was $50.0 million in term debt and $50.0 million outstanding on the revolving credit facility. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. Credit Facility I will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility I will be due and payable. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.
     On April 24, 2008, the Company entered into a two-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). During the six month period ended April 30, 2008, the Company’s net borrowings on Credit Facility II were $50.0 million. Credit Facility II provides financing to the Company in addition to the Company’s existing $100 million Credit Facility I with Guggenheim. Credit Facility II will be used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 50 basis points. In addition, the Company is also subject to a 25 basis point utilization fee for the amount of Credit Facility II that is outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities whose purchase has been approved by BB&T.
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
     At October 31, 2007, the provision for estimated incentive compensation was $17,875,496.  During the six month period ended April 30, 2008, this provision for incentive compensation was decreased by a net amount of $7,505,992 to $10,369,504.  The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (U.S. Gas, Vitality, Tekers, SGDA, Custom Alloy, Velocitius, MVC Automotive and PreVisor) by a total of $28.1 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.6 million due to a PIK distribution, which was treated as a return of capital. The net decrease in the provision for incentive compensation during the six month period ended April 30, 2008 was a result of the incentive compensation payment to TTG Advisers of approximately $12.9 million due to the sale of Baltic Motors and BM Auto. Pursuant to the Advisory Agreement, incentive compensation payments will be made to TTG Advisers only upon the occurrence of a realization event (as defined under such agreement). On July 24, 2007, as discussed in “Realized Gains and Losses on Portfolio Securities, For the Fiscal Year Ended October 31, 2007,” the Company realized a gain of $66.5 million from the sale of Baltic Motors and BM Auto. This transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment was not required to be made until the precise amount of the payment obligation was confirmed based on the Company’s completed audited financials for the fiscal year 2007. The payment obligation to TTG Advisers from this transaction totaled approximately $12.9 million (20% of the realized gain from the sale less unrealized depreciation on the portfolio). The net decrease also reflects the Valuation Committee’s determination to decrease the fair value of Timberland common stock by $680,000. During the six month period ended April 30, 2008, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.
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
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. We do not believe that FIN 48 has a material impact on the Company’s financial condition or results of operations. If the tax law requires interest and/or penalties to be paid on an underpayment of income taxes, interest and penalties will be classified as income taxes on our financial statements, if applicable.

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
     Dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid quarterly according to the Company’s policy established on July 11, 2005. An additional distribution may be paid by the Company to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Company either in the form of a cash distribution or a stock dividend. The amount and character of income and capital gain distributions are determined in accordance with income tax regulations which may differ from U.S. generally accepted accounting principles. These differences are due primarily to differing treatments of income and gain on various investment securities held by the Company, timing differences and differing characterizations of distributions made by the Company. Permanent book and tax basis differences relating to shareholder distributions will result in reclassifications and may affect the allocation between net operating income, net realized gain (loss) and paid in capital.
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
     For the Quarter Ended April 30, 2008
     On April 11, 2008, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on April 30, 2008 to shareholders of record on April 23, 2008. The total distribution amounted to $2,915,651, including distributions reinvested.
12. Segment Data
     The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc., and the financial advisory operations of its wholly-owned subsidiary, MVC Financial Services, Inc.
     The following table presents book basis segment data for the six month period ended April 30, 2008:

	MVC	MVCFS	Consolidated
Interest and dividend income	$14,440,004	$100,435	$14,540,439
Fee income	118,147	1,995,538	2,113,685
Other income	322,772	—	322,772
Total operating income	14,880,923	2,095,973	16,976,896

Total operating expenses	10,668,125	2,618,139	13,286,264

Net operating income (loss) before taxes	4,212,798	(522,166)	3,690,632
Tax benefit	—	(164,146)	(164,146)
Net operating income (loss)	4,212,798	(358,020)	3,854,778
Net realized gain on investments and foreign currency	940,550	—	940,550
Net change in unrealized appreciation on investments	33,175,903	—	33,175,903
Net increase (decrease) in net assets resulting from operations	38,329,251	(358,020)	37,971,231
     In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc. With the externalization of the Company’s management on November 1, 2006, separate invoices are now sent to MVC Capital and MVCFS for the quarterly base management fee due to TTG Advisers.
13. Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 (FAS 157) provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This guidance, as required, will be applicable to our financial statements for our fiscal year 2009.  During the valuation process that took place for the quarter ended April 30, 2008, the Company began reviewing whether FAS 157 would materially impact the Company’s valuations. Based upon our initial review, FAS 157 is not expected to have a material impact on our consolidated financial statements.
14. Subsequent Events
     Since April 30, 2008, net repayments on the Octagon revolving credit facility were approximately $2.0 million.
     On May 6, 2008, the Company repaid $50.0 million on Credit Facility I.
     On May 7, 2008, the Company repaid $50.0 million on Credit Facility II.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as may, will, expect, believe, anticipate, intend, could, estimate, might and continue, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the “Safe Harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Company’s filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report and the Company’s annual report on Form 10-K for the year ended October 31, 2007.
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

Selected Consolidated Financial Data

	Six Month	Six Month
	Period Ended	Period Ended	Year Ended
	April 30,	April 30,	October 31,
	2008	2007	2007
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$14,540	$9,961	$22,826
Fee income	2,114	1,374	3,750
Other income	323	147	374

Total operating income	16,977	11,482	26,950

Expenses:
Incentive compensation (Note 9)	5,397	8,424	10,813
Administrative	1,434	1,321	2,559
Interest, fees and other borrowing costs	2,252	2,384	4,859
Management fee	4,203	3,489	7,034

Total operating expenses	13,286	15,618	25,265

Net operating income (loss) before taxes	3,691	(4,136)	1,685

Tax benefit	(164)	(374)	(375)

Net operating income (loss)	3,855	(3,762)	2,060

Net realized and unrealized gains (losses):
Net realized gains (losses)	940	(123)	66,944
Net change in unrealized appreciation (depreciation)	33,176	47,285	(3,302)

Net realized and unrealized gains on investments	34,116	47,162	63,642

Net increase in net assets resulting from operations	$37,971	$43,400	$65,702

Per Share:
Net increase in net assets per share resulting from operations	$1.56	$2.00	$2.92
Dividends per share	$0.24	$0.30	$0.54
Balance Sheet Data:
Portfolio at fair value	$430,080	$364,977	$379,168
Portfolio at cost	411,165	328,651	393,428
Total assets	565,796	471,392	470,491
Shareholders’ equity	401,722	352,507	369,097
Shareholders’ equity per share (net asset value)	$16.53	$14.53	$15.21
Common shares outstanding at period end	24,297	24,258	24,265
Other Data:
Number of Investments funded in period	8	14	26
Investments funded ($) in period	$87,270	$58,990	$167,134

	2008		2007				2006
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
				(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	8,081	8,896	8,438	7,030	6,073	5,409	6,104	4,607	3,915	3,882
Incentive compensation	3,740	1,657	771	1,618	4,898	3,526	1,338	1,161	2,005	1,551
Interest, fees and other borrowing costs	1,081	1,171	1,223	1,252	1,256	1,128	910	636	39	9
Management fee	2,185	2,018	1,929	1,616	1,854	1,635	—	—	—	—
Other expenses	753	681	630	608	652	669	2,117	1,676	1,739	1,387
Tax expense (benefit)	(186)	22	77	(78)	(394)	20	16	62	(24)	105
Net operating income (loss) before net realized and unrealized gains	508	3,347	3,808	2,014	(2,193)	(1,569)	1,723	1,072	156	830
Net increase in net assets resulting from operations	17,158	20,813	8,514	13,788	24,323	19,077	15,866	8,046	11,117	12,307
Net increase in net assets resulting from operations per share	0.70	0.86	0.35	0.57	1.00	1.00	0.83	0.42	0.58	0.65
Net asset value per share	16.53	15.95	15.21	14.98	14.53	13.23	12.41	11.70	11.40	10.94
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
     The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2007, the Company made ten new investments and 16 follow-on investments in existing portfolio companies, committing capital totaling approximately $167.1 million pursuant to our current investment objective. During the six month period ended April 30, 2008, the Company made two new investments and six follow-on investments in existing portfolio companies, committing capital totaling approximately $87.3 million.
     Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of April 30, 2008, 3.68% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.
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
OPERATING INCOME
     For the Six Month Periods Ended April 30, 2008 and 2007. Total operating income was $17.0 million for the six month period ended April 30, 2008 and $11.5 million for the six month period ended April 30, 2007, an increase of $5.5 million.
For the Six Month Period Ended April 30, 2008
     Total operating income was $17.0 million for the six month period ended April 30, 2008. The increase in operating income over the same period last year was primarily due to the increase in the number of investments that provide the Company with current income. The main components of investment income were the interest earned on loans and dividend income from portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $13.9 million in interest and dividend income from investments in portfolio companies. Of the $13.9 million recorded in interest/dividend income, approximately $2.8 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 2% to 17%. Also, the Company earned approximately $670,000 in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $2.1 million and $323,000, respectively.
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
OPERATING EXPENSES
     For the Six Month Periods Ended April 30, 2008 and 2007. Operating expenses were $13.3 million for the six month period ended April 30, 2008 and $15.6 million for the six month period ended April 30, 2007, a decrease of $2.3 million.
For the Six Month Period Ended April 30, 2008
     Operating expenses were $13.3 million or 6.96% of the Company’s average net assets, when annualized, for the six month period ended April 30, 2008. Significant components of operating expenses for the six month period ended April 30, 2008, included the management fee of $4.2 million, the estimated provision for incentive compensation expense of approximately $5.4 million, and interest expense and other borrowing costs of $2.3 million. The estimated provision for incentive compensation expense is a non-cash, not yet payable, provisional expense relating to the Advisory Agreement.
     The $2.3 million decrease in the Company’s operating expenses for the six month period ended April 30, 2008 compared to the six month period ended April 30, 2007, was primarily due to the $3.0 million decrease in the provision for estimated incentive compensation and the approximately $714,000 increase in the management fee expense. It should be noted, in this regard, that the Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in each of the 2007 and 2008 fiscal years. For fiscal year 2007, the expense ratio was 3.0% (taking into account the same carve outs as those applicable to the expense cap).
     Pursuant to the terms of the Advisory Agreement, during the six month period ended April 30, 2008, the estimated provision for incentive compensation on the balance sheet, was decreased by a net amount of $7,505,992 to $10,369,504.  The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments: U.S. Gas, Vitality, Tekers, SGDA, Custom Alloy, MVC Automotive, PreVisor and Velocitius by a total of $28.1 million. The provision also reflects the Valuation Committee’s determination to increase the fair value of the Ohio Medical preferred stock by approximately $1.6 million due to a PIK distribution which was treated as a return of capital. The net decrease in the provision for incentive compensation during the six month period ended April 30, 2008 was a result of the incentive compensation payment to TTG Advisers of $12.9 million due to the sale of Baltic Motors and BM Auto (20% of the realized gain from the sale less unrealized depreciation on the portfolio). Pursuant to the Advisory Agreement, incentive compensation payments will be made only upon the occurrence of a realization event (such as the sale of shares of Baltic Motors and BM Auto). Without this reserve for incentive compensation, operating expenses would have been approximately $7.9 million or 4.05% of average net assets when annualized as compared to 6.88%, which is reported on the Consolidated Per Share Data and Ratios, for the six month period ended April 30, 2008. During the six month period ended April 30, 2008, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 9 “Incentive Compensation” for more information.
     In February 2008, the Company renewed its Directors & Officers/Professional Liability Insurance policies at an annual premium expense of approximately $362,000, which is amortized over the twelve month life of the policy. The prior policy premium was $381,000.
For the Six Month Period Ended April 30, 2007
     Operating expenses were $15.6 million or 11.15% of the Company’s average net assets, when annualized, for the six month period ended April 30, 2007. Significant components of operating expenses for the six month period ended April 30, 2007 include the estimated provision for incentive compensation expense of approximately $8.4 million, management fee of $3.5 million, and interest expense and other borrowing costs of $1.9 million. Estimated provision for incentive compensation expense is a non-cash, not yet payable, provisional expense relating to the Advisory Agreement.
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
REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES
     For the Six Month Periods Ended April 30, 2008 and 2007. Net realized gains for the six month period ended April 30, 2008 were $940,550 and net realized losses for the six month period ended April 30, 2007 were $123,088, an increase of approximately $1.1 million.
For the Six Month Period Ended April 30, 2008
     Net realized gains for the six month period ended April 30, 2008 were $940,550. The significant component of the Company’s net realized gains for the six month period ended April 30, 2008 was primarily due to the gain on the sale of Genevac common stock. On January 2, 2008, Genevac repaid its senior subordinated loan in full including all accrued interest. The total amount received was $11.9 million. The Company, at this time, sold 140 shares of Genevac common stock for $1.7 million, resulting in a capital gain of $595,000. The Company also received a distribution related to the sale of Baltic of approximately $283,000.
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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES
     For the Six Month Periods Ended April 30, 2008 and 2007. The Company had a net change in unrealized appreciation on portfolio investments of $33.2 million for the six month period ended April 30, 2008 and $47.3 million for the six month period ended April 30, 2007.
For the Six Month Period Ended April 30, 2008
     The Company had a net change in unrealized appreciation on portfolio investments of $33.2 million for the six month period ended April 30, 2008. The change in unrealized appreciation on investment transactions for the six month period ended April 30, 2008 primarily resulted from the Valuation Committee’s decision to increase the fair value of the Company’s investments in U.S. Gas preferred stock by $5.2 million, SGDA preferred equity interest by $250,000, Foliofn preferred stock by $6.0 million, Tekers common stock by $575,000, Custom Alloy preferred stock by $8.5 million, Velocitius equity interest by $6.7 million, MVC Automotive equity interest by $3.8 million, PreVisor common stock by $2.7 million, Vitality common stock and warrants by approximately $453,000 and Ohio Medical preferred stock by approximately $1.6 million due to a PIK distribution which was treated as a return of capital. The Valuation Committee also determined to decrease the fair value of the Company’s investments in Vendio preferred stock by $2.3 million and Timberland common stock by $680,000.
For the Six Month Period Ended April 30, 2007
     The Company had a net increase in unrealized appreciation on portfolio investments of $47.3 million for the six month period ended April 30, 2007. The increase in unrealized appreciation on investment transactions for the six month period ended April 30, 2007 primarily resulted from the Valuation Committee’s decision to increase the fair values of the Company’s investments in Baltic common stock by $26.0 million, Dakota common stock by $1.9 million, Octagon’s membership interest by approximately $1.6 million, BM Auto common stock by $18.7 million, SGDA’s preferred equity by $350,000 and common equity by approximately $121,000, PreVisor common stock by $1.7 million, Vendio preferred stock by $4.1 million, Foliofn preferred stock by $1.1 million, and Vitality preferred stock by approximately $730,000 and a decrease in the fair value of Ohio common stock by $9.0 million.
PORTFOLIO INVESTMENTS
     For the Six Month Period Ended April 30, 2008 and the Year Ended October 31, 2007. The cost of the portfolio investments held by the Company at April 30, 2008 and at October 31, 2007 was $411.2 million and $393.4 million, respectively, an increase of $17.8 million. The aggregate fair value of portfolio investments at April 30, 2008 and at October 31, 2007 was $430.1 million and $379.2 million, respectively, an increase of $50.9 million. The cost and aggregated market value of short-term securities held by the Company at April 30, 2008 and at October 31, 2007 was $49.9 million and $0, respectively, an increase of $49.9 million. The cost and aggregate fair value of cash and cash equivalents held by the Company at April 30, 2008 and at October 31, 2007 was $78.7 million and $84.7, respectively, a decrease of approximately $6.0 million.
For the Six Month Period Ended April 30, 2008
     During the six month period ended April 30, 2008, the Company made two new investments, committing capital totaling approximately $24.8 million. The investments were made in SP ($24.0 million) and SGDA Europe ($750,000).
     The Company also made six follow-on investments in existing portfolio companies committing capital totaling approximately $62.5 million. During the six month period ended April 30, 2008, the Company made additional investments totaling approximately $217,000 in MVC Partners. In connection with these investments, MVC Partners has made an investment in MVC Acquisition Corp., a newly-formed blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We have agreed to serve as the corporate sponsor of MVC Acquisition Corp. Michael Tokarz, our Chairman and Portfolio Manager and the Manager of TTG Advisers, and Peter Seidenberg, our Chief Financial Officer, currently serve as Chairman of the Board and Chief Financial Officer, respectively, for MVC Acquisition Corp. In connection with our sponsorship of MVC Acquisition Corp., we have agreed to purchase, through MVC Partners, an aggregate of $5,000,000 of warrants from MVC Acquisition Corp. concurrent with the consummation of its initial public offering. During the six month period ended April 30, 2008, the Company also made additional investments totaling $3.3 million in Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10%. On November 30, 2007, the Company invested an additional $36.7 million in Ohio Medical in the form of a $10.0 million senior subordinated note and $26.7 million in 9,917 shares of convertible preferred stock. At this time, the $3.3 million convertible unsecured subordinated promissory note was converted into preferred stock. The note has an annual interest rate of 16% and a maturity date of May 30, 2012. On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC. On February 29, 2008, the Company invested an additional $7.8 million in Summit in the form of a $3.0 million second lien loan and $4.8 million in common stock. The second lien loan has an annual interest rate of 14% and a maturity date of August 31, 2013. On April 25, 2008, the Company invested an additional $11.8 million in BENI by purchasing 874 shares of common stock. On April 30, 2008, the Company invested an additional $2.7 million in SGDA Europe in the form of equity interest.
     At the beginning of the 2008 fiscal year, the junior revolving note provided to Timberland had a balance outstanding of $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during the six month period ended April 30, 2008 were $1.0 million resulting in a balance as of April 30, 2008 of $5.0 million.
     At October 31, 2007, the balance of the revolving credit facility provided to Octagon was $4.1 million. Net borrowings during the six month period ended April 30, 2008 were $1.3 million resulting in a balance outstanding as of April 30, 2008 of $5.4 million.
     At October 31, 2007, the balance of Line I, as defined below, provided to Velocitius was approximately $191,000. Repayments during the six month period ended April 30, 2008 were approximately $191,000. There was no amount outstanding on Line I as of April 30, 2008.
     At October 31, 2007, the balance of Line II, as defined below, provided to Velocitius was approximately $613,000. Repayments during the six month period ended April 30, 2008 were approximately $613,000. There was no amount outstanding on Line II as of April 30, 2008.
     At October 31, 2007, the balance of the revolving credit facility provided to U.S. Gas was approximately $85,000. Net borrowings during the six month period ended April 30, 2008 were $2.3 million resulting in a balance outstanding as of April 30, 2008 of approximately $2.4 million.
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

     On December 31, 2007 and March 31, 2008, the Company received quarterly principal payments from BP on term loan A of $90,000. The balance of term loan A as of April 30, 2008 was approximately $2.4 million.
     On December 31, 2007 and March 31, 2008, Total Safety made principal payments of $2,500 on its first lien loan. The balance of the first lien loan as of April 30, 2008 was approximately $988,000.
     On December 31, 2007, Turf borrowed $1.0 million from the secured junior revolving note. This was repaid on April 28, 2008. There was no amount outstanding as of April 30, 2008.
     On January 2, 2008, February 1, 2008, and April 1, 2008, the Company received principal payments of $37,500, $1,666,667, and $37,500, respectively, on the term loan provided to Innovative Brands. The balance of the term loan as of April 30, 2008 was approximately $13.1 million.
     On January 2, 2008, SP repaid term loan B and senior subordinated loan in full including all accrued interest. The total amount received for term loan B was $7.1 million and the amount received for the senior subordinated loan was $13.6 million.
     On January 2, 2008, Genevac repaid its senior subordinated loan in full, including all accrued interest totaling $11.9 million. The Company, at this time, sold 140 shares of Genevac common stock for $1.7 million, resulting in a short-term capital gain of $595,000.
     On January 3, 2008, February 3, 2008, March 3, 2008 and April 3, 2008, the Company received principal payments of $8,833 on the term loan provided to Storage Canada.
     On January 15, 2008, Impact repaid its promissory note and senior subordinated loan in full, including all accrued interest, totaling $6.1 million. The Company, at this time, sold 252 shares of common stock at cost for $2.7 million.
     On January 29, 2008, MVC Automotive made a principal payment of $17.4 million on its bridge loan, resulting in a principal balance of $1.6 million as of April 30, 2008.
     On February 29, 2008, the Company sold 400 shares of WBS at its cost of $1.6 million.
     On April 1, 2008, SP made a principal payment of $17,361 on its first lien loan. The balance of the first lien loan as of April 30, 2008, was approximately $983,000.
     On April 15, 2008, the Company received a principal payment of $100,000 from Vestal on its senior subordinated debt. The balance of the senior subordinated debt as of April 30, 2008, was $600,000.
     During the six month period ended April 30, 2008, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $5.2 million, SGDA preferred equity interest by $250,000, Foliofn preferred stock by $6.0 million, Tekers common stock by $575,000, Custom Alloy preferred stock by $8.5 million, Velocitius equity interest by $6.7 million, MVC Automotive equity interest by $3.8 million, PreVisor common stock by $2.7 million and Vitality common stock and warrants by approximately $453,000. In addition, increases in the cost basis and fair value of the loans to GDC, SP, Harmony, Timberland, Amersham, Marine, BP, Summit, U.S. Gas, WBS, Custom Alloy and the Vitality and Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $2,752,945. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.6 million due to a PIK distribution which was treated as a return of capital. Also, during the six month period ended April 30, 2008, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $120,000. The Valuation Committee also decreased the fair value of the Company’s investments in Vendio preferred stock by $2.3 million and Timberland common stock by $680,000 during the six month period ended April 30, 2008.
     At April 30, 2008, the fair value of all portfolio investments, exclusive of short-term securities, was $430.1 million with a cost basis of $411.2 million. At April 30, 2008, the fair value and cost basis of the Legacy Investments was $20.8 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $409.3 million and $355.3 million, respectively. At October 31, 2007, the fair value of all portfolio investments, exclusive of short-term securities, was $379.2 million with a cost basis of $393.4 million. At October 31, 2007, the fair value and cost basis of Legacy Investments was $17.1 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $362.1 million and $337.5 million, respectively.
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
     On October 31, 2007, the Company restructured the terms of the Amersham loans. The accrued interest on the loan with an outstanding balance of $2.7 million at October 31, 2007 was capitalized. The default PIK interest on the loan with a balance of $3.1 million at October 31, 2007 was forgiven up to 75%. The interest rate on this loan has been reduced to the original rate of 16%.
     Net borrowings on the Harmony Pharmacy revolving credit facility during the fiscal year ended October 31, 2007 were $4.0 million, resulting in a balance outstanding of approximately $4.0 million.
     Net borrowings on the U.S. Gas senior credit facility during the fiscal year ended October 31, 2007 were approximately $85,000, resulting in a balance outstanding of approximately $85,000.

     During the fiscal year ended October 31, 2007, the Valuation Committee determined to increase the fair value of the Company’s investments in Dakota Growers common stock by approximately $1.9 million, Octagon’s membership interest by approximately $1.6 million, SGDA common equity interest by approximately $121,000 and preferred equity interest by $600,000, PreVisor common stock by $3.0 million, Foliofn preferred stock by $2.6 million, Tekers common stock by $300,000, BENI common stock by $700,000, Summit preferred stock by $1.0 million, Vendio preferred stock by $6.1 million, and Vendio common stock by approximately $15,000. In addition, increases in the cost basis and fair value of the loans to Impact, GDC, SP, Timberland, Amersham, Marine, Phoenix Coal, BP, Turf, Summit, U.S. Gas, Custom Alloy, Vitality and Marine preferred stock, and Genevac common stock were due to the capitalization of PIK interest/dividends totaling $2,850,999. Also, during the fiscal year ended October 31, 2007, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of the Company’s investment by $216,275. The Valuation Committee also determined to decrease the fair value of the Company’s investments in Ohio Medical by $9.0 million and Timberland common stock by $1.0 million during the fiscal year ended October 31, 2007.
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
Portfolio Companies
     During the six month period ended April 30, 2008, the Company had investments in the following portfolio companies:
Actelis Networks, Inc.
     Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.
     At October 31, 2007 and April 30, 2008, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been fair valued at $0.
Amersham Corp.
     Amersham, Louisville, Colorado, is a manufacturer of precision machined components for the aviation, automotive and medical device markets.
     On October 31, 2007, the Company restructured the terms of the Amersham loans. The accrued interest on the loan with an outstanding balance of $2.7 million at October 31, 2007 was capitalized. At October 31, 2007, 75% of the default PIK interest on the loan with a balance of $3.1 million was forgiven. Amersham was accruing interest at a default interest rate of 19% due to covenant violations. As of April 30, 2008, the interest rate on this loan has been reduced from the default interest rate of 19% to the original rate of 16%.
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
     During the six month period ended April 30, 2008, the Company received all interest due from Amersham. Amersham is now in compliance with all lender covenants.
     At April 30, 2008, the notes had a combined outstanding balance, cost, and fair value of $5.8 million. The increase in the outstanding balance, cost and fair value of the loan, is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
Auto MOTOL BENI
     BENI, consists of two leased Ford sales and service dealerships located in the western side of Prague, in the Czech Republic.
     At October 31, 2007, the Company’s investment in BENI consisted of 200 shares of common stock with a cost of $2.0 million and was fair valued at $2.7 million. The bridge loan, with an annual interest rate of 12% and maturity date of June 25, 2007, had a balance of $2.0 million with a cost and fair value of $2.0 million. On October 10, 2006, the Company agreed to guarantee a 375,000 Euro inventory financing facility for BENI, equivalent to approximately $542,550 at October 31, 2007. The maturity date of the bridge loan has been extended to June 30, 2008.
     On April 25, 2008, the Company invested an additional $11.8 million in BENI by purchasing 874 shares of common stock.
     At April 30, 2008, the Company’s investment in BENI consisted of 1,074 shares of common stock with a cost of $13.8 million and was fair valued at $14.5 million. The bridge loan had a balance of $2.0 million with a cost and fair value of $2.0 million. The guarantee was equivalent to approximately $583,700 at April 30, 2008, for BENI.
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
     On December 31, 2007 and March 31, 2008, the Company received quarterly principal payments from BP on term loan A of $90,000.
     At April 30, 2008, the loans had a combined cost basis and fair value of $22.1 million and $22.3 million respectively. The increase in the outstanding balance, cost and fair value of the loans is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Custom Alloy Corporation
     Custom Alloy, High Bridge, New Jersey, manufactures time sensitive and mission critical butt-weld pipe fittings for the natural gas pipeline, power generation, oil/gas refining and extraction, and nuclear generation markets.
     At October 31, 2007, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and was fair valued at $44,000, 1,991 shares of convertible series B preferred stock at a cost of approximately $9.9 million and was fair valued at approximately $9.9 million. The unsecured subordinated loan, which bears annual interest at 14% and matures on September 18, 2012, had a cost and was fair valued at $14.0 million.
     During the six month period ended April 30, 2008, the Valuation Committee determined to increase the fair value of Series A preferred stock by $37,400 and Series B preferred stock by approximately $8.5 million.
     At April 30, 2008, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and was fair valued at $81,400, 1,991 shares of convertible series B preferred stock at a cost of approximately $9.9 million and was fair valued at approximately $18.4 million. The unsecured subordinated loan had an outstanding balance of $14.5 million, a cost of $14.1 million, and was fair valued at $14.5 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.
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
     At October 31, 2007 and April 30, 2008, the Company’s investment in Dakota Growers consisted of 1,016,195 shares of common stock with a cost of $5.5 million and fair valued at $10.2 million and 1,065,000 shares of convertible preferred stock with a cost of $10.4 million and fair valued at $10.7 million.
     Michael Tokarz, Chairman of the Company, serves as a director of Dakota Growers.
DPHI, Inc. (formerly DataPlay, Inc.)
     DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.
     At October 31, 2007 and April 30, 2008, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.
Endymion Systems, Inc.
     Endymion Systems, Inc. (“Endymion”), Oakland, California, a Legacy Investment, is a single source supplier for strategic, web-enabled, end-to-end business solutions designed to help its customers leverage Internet technologies to drive growth and increase productivity.
     At October 31, 2007 and April 30, 2008, the Company’s investment in Endymion consisted of 7,156,760 shares of Series A preferred stock with a cost of $7.0 million. The investment has been fair valued at $0.

Foliofn, Inc.
     Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.
     At October 31, 2007, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and fair value of $7.6 million.
     During the six month period ended April 30, 2008, the Valuation Committee determined to increase the fair value of the investment by $6.0 million.
     The fair value of the Company’s equity investment in Foliofn at April 30, 2008 was $13.6 million.
     Bruce Shewmaker, an officer of the Company, serves as a director of Foliofn.
GDC Acquisitions, LLC d/b/a JDC Lighting, LLC
     GDC is the holding company of JDC Lighting, LLC (“JDC”). GDC, New York, New York, is a distributor of commercial lighting and electrical products.
     At October 31, 2007, the Company’s investment in GDC consisted of a $3.2 million senior subordinated loan, bearing annual interest at 17% with a maturity date of January 31, 2009. The loan had a principal face amount, an outstanding balance, and a cost basis of $3.2 million. The loan was fair valued at $3.2 million.
     At April 30, 2008, the loan had an outstanding balance and cost of $3.2 million. The loan was fair valued at $3.2 million. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
Genevac U.S. Holdings, Inc.
     Genevac, Ipswich, United Kingdom, produces solvent evaporation systems for drug recovery, molecular biology, and life science research markets.
     At October 31, 2007, the Company’s investment in Genevac consisted of 140 shares of common stock with a cost of $1.1 million and was fair valued at $1.1 million. The increases in the cost and fair value of the common stock are due to the capitalization of “payment in kind” dividends. These increases were approved by the Company’s Valuation Committee. The senior secured loan, which bears annual interest at 12.5% and matures on January 3, 2008, had a cost and fair value of $13.0 million.
     On January 2, 2008, Genevac repaid its senior subordinated loan in full including all accrued interest. The total amount received was $11.9 million. The Company, at this time, sold 140 shares of Genevac common stock for $1.7 million, resulting in a short-term capital gain of $595,000.
     At April 30, 2008, the Company no longer held an investment in Genevac.
Harmony Pharmacy & Health Center, Inc.
     Harmony Pharmacy, Purchase, New York, operates pharmacy and healthcare centers primarily in airports in the United States. Harmony Pharmacy opened their first store in Newark International Airport in March of 2007 and their second store in Greenwich, Connecticut in October of 2007.
     At October 31, 2007, the Company’s investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and was fair valued at $750,000. The revolving credit facility had an outstanding balance of $4.0 million with a cost and fair value of $4.0 million. The credit facility bears annual interest at 10%, matures on December 1, 2009 and has a ..50% unused fee per annum.
     During the six month period ended April 30, 2008, the Company made additional investments totaling $3.3 million in Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10%.
     At April 30, 2008, the Company’s investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and was fair valued at $750,000. The revolving credit facility had an outstanding balance of $4.1 million, a cost of $4.1 million, and a fair value of $4.0 million. The demand note had an outstanding balance of $3.3 million with a cost and fair value of $3.3 million. The increase in the outstanding balance and cost basis of the revolving credit facility is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The Company has reserved against the interest accrued on the revolving credit facility and demand note due to losses related to expansion costs.
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
     At April 30, 2008, the loans had a combined outstanding balance, cost basis, and fair value of $3.8 million.
HuaMei Capital Company, Inc.
     HuaMei, Chicago, Illinois, is a Chinese American cross border investment bank and advisory company.
     At October 31, 2007 and April 30, 2008, the Company’s investment in HuaMei consisted of 500 shares of common stock with a cost and fair value $2.0 million.
     Michael Tokarz, Chairman of the Company, serves as a director of HuaMei.
Impact Confections, Inc.
     Impact, Roswell, New Mexico founded in 1981, is a manufacturer and distributor of children’s candies.
     At October 31, 2007, the Company’s investment in Impact consisted of 252 shares of common stock at a cost of $2.7 million, a senior subordinated note with an outstanding balance of $5.7 million and the secured promissory note with a cost of approximately $323,000. The senior subordinated note bears annual interest at 17.0% and matures on July 30, 2009. The promissory note bears annual interest at LIBOR plus 4.0% and matures on July 29, 2008. At October 31, 2007, the equity investment, loan and secured promissory note were fair valued at $2.7 million, $5.7 million and $325,000, respectively.
     On January 15, 2008, Impact repaid its promissory note and senior subordinated loan in full, including all accrued interest. The total amounts received for the promissory note and the senior subordinated loan were approximately $331,000 and $5.8 million, respectively. The Company, at this time, sold 252 shares of common stock for $2.7 million resulting in no gain or loss on the investment.
     At April 30, 2008, the Company no longer held an investment in Impact.
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
     On January 2, 2008, February 1, 2008, and April 1, 2008, the Company received principal payments of $37,500, $1,666,667, and $37,500, respectively, on the term loan provided to Innovative Brands.
     At April 30, 2008, the loan had an outstanding balance, cost basis, and was fair valued at approximately $13.1 million.

Lockorder Limited (formerly Safestone Technologies PLC)
     Lockorder, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.
     At October 31, 2007 and April 30, 2008, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.
Mainstream Data, Inc.
     Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet, and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.
     At October 31, 2007 and April 30, 2008, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.
Marine Exhibition Corporation
     Marine, Miami, Florida, owns and operates the Miami Seaquarium. The Miami Seaquarium is a family-oriented entertainment park.
     At October 31, 2007, the Company’s investment in Marine consisted of a senior secured loan, a secured revolving note, and 2,000 shares of preferred stock. The senior secured loan had an outstanding balance of $10.5 million and a cost of $10.0 million. The senior secured loan bears annual interest at 11% and matures on June 30, 2013. The senior secured loan was fair valued at $10.5 million. The secured revolving note was not drawn upon. The secured revolving note bears interest at LIBOR plus 1%, has an unused fee of .50% per annum and matures on June 30, 2013. The preferred stock was fair valued at $2.2 million. The dividend rate on the preferred stock is 12% per annum.
     At April 30, 2008, the Company’s senior secured loan had an outstanding balance of $10.7 million, a cost of $10.6 million and was fair valued at $10.7 million. The secured revolving note was not drawn upon. The preferred stock had been fair valued at $2.3 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.
MVC Automotive Group B.V.
     MVC Automotive, an Amsterdam-based holding company that owns and operates nine Ford dealerships located in Austria, Belgium, and the Netherlands.
     At October 31, 2007, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $20.9 million and was fair valued at $20.9 million. The bridge loan, which bears annual interest at 10% and matures on March 17, 2008, had a cost and fair value of $19.1 million.
     On January 29, 2008, MVC Automotive made a principal payment of $17.4 million on its bridge loan.
     During the six month period ended April 30, 2008, the Valuation Committee determined to increase the fair value of the Company’s equity interest in MVC Automotive by approximately $3.8 million.
     At April 30, 2008, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $20.9 million and was fair valued at $24.7 million. The bridge loan had a balance of $1.6 million with a cost basis and fair value of $1.6 million.
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
     During the six month period ended April 30, 2008, the Company made additional investments totaling approximately $217,000 in MVC Partners. In connection with these investments, MVC Partners has made an investment in MVC Acquisition Corp., a newly-formed blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We have agreed to serve as the corporate sponsor of MVC Acquisition Corp. Michael Tokarz, our Chairman and Portfolio Manager and the Manager of TTG Advisers, and Peter Seidenberg, our Chief Financial Officer, currently serve as Chairman of the Board and Chief Financial Officer, respectively, for MVC Acquisition Corp. In connection with our sponsorship of MVC Acquisition Corp., we have agreed to purchase, through MVC Partners, an aggregate of $5,000,000 of warrants from MVC Acquisition Corp. concurrent with the consummation of its initial public offering. In addition, we anticipate the execution of a letter agreement with MVC Acquisition Corp., providing MVC Acquisition Corp. with a right of first review with respect to target businesses with a fair market value in excess of $250 million.
     At April 30, 2008, the Company’s equity investment in MVC Partners had a cost basis and fair value of approximately $333,000.
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
     Net borrowings during the six month period ended April 30, 2008 were $1.3 million resulting in a balance outstanding as of April 30, 2008 of $5.4 million.
     During the six month period ended April 30, 2008, the Company allocated approximately $323,000 in flow-through income. Of this amount, approximately $202,000 was received in cash and $121,000 was undistributed and therefore increased the cost of the investment.
     At April 30, 2008, the term loan had an outstanding balance of $5.0 million with a cost of $5.0 million. The loan was fair valued at $5.0 million. The increase in cost basis of the loan is due to the amortization of loan origination fees. The increase was approved by the Company’s Valuation Committee. The revolving line of credit had an outstanding balance of $5.4 million with a cost and fair value of $5.4 million.
     At April 30, 2008, the equity investment had a cost basis of approximately $1.2 million and was fair valued at $3.9 million by the Company’s Valuation Committee.
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
     On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC.
     At April 30, 2008 the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis and fair value of $17.0 million and $17.2 million, respectively, and 10,453 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $31.6 million. The increase in the fair value of the convertible preferred stock is due to a PIK distribution which was treated as a return of capital. This increase was approved by the Company’s Valuation Committee.
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
     At October 31, 2007 and April 30, 2008, the Company’s investment in Phoenix Coal consisted of 1,666,667 shares of common stock which had a cost basis of approximately $1.0 million and was fair valued at $1.0 million.
     Forrest Mertens, a representative of the Company, serves as a director of Phoenix Coal.
PreVisor, Inc.
     PreVisor, Roswell, Georgia, provides pre-employment testing and assessment solutions and related professional consulting services.
     On May 31, 2006, the Company invested $6.0 million in PreVisor in the form of 9 shares of common stock. Mr. Tokarz, our Chairman and Portfolio Manager, is a minority non-controlling shareholder of PreVisor.  Our board of directors, including all of our directors who are not “interested persons” of the Company, as defined by the 1940 Act (the “Independent Directors”), approved the transaction (Mr. Tokarz recused himself from making a determination or recommendation on this matter).
     At October 31, 2007, the common stock had been fair valued at $9.0 million.
     During the six month period ended April 30, 2008, the Valuation Committee determined to increase the fair value of the common stock by $2.7 million.
     At April 30, 2008, the common stock had a cost basis and fair value of $6.0 million and $11.7 million, respectively.
SafeStone Technologies Limited (formerly Safestone Technologies PLC)
     SafeStone Limited, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.
     At October 31, 2007 and April 30, 2008, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.

SGDA Europe B.V.
     SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.
     On November 6, 2007, the Company invested $750,000 in SGDA Europe in the form of common equity interest.
     On April 30, 2008, the Company invested an additional $2.7 million in SGDA Europe in the form of equity interest.
     At April 30, 2008, the Company’s equity investment in SGDA Europe had a cost basis, and had been fair valued at $3.5 million.
SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH
     SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.
     At October 31, 2007, the Company’s investment in SGDA consisted of a term loan, common equity interest, and preferred equity interest. The term loan had an outstanding balance of $6.2 million with a cost of $6.1 million. The term loan bears annual interest at 7.0% and matures on August 25, 2009. The term loan was fair valued at $6.1 million. The common equity interest in SGDA had been fair valued at $560,000 with a cost basis of $438,551. The preferred equity interest had been fair valued at $5.6 million with a cost basis of $5.0 million.
     During the six month period ended April 30, 2008, the Valuation Committee determined to increase the fair value of the Company’s preferred equity interest by $250,000.
     At April 30, 2008, the term loan had an outstanding balance of $6.2 million with a cost of $6.1 million. The term loan was fair valued at $6.1 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. These increases were approved by the Company’s Valuation Committee. The common equity interest in SGDA has been fair valued at $560,000 with a cost basis of approximately $439,000. The preferred equity interest has been fair valued at $5.9 million with a cost basis of $5.0 million.
SIA Tekers Invest
     Tekers, Riga, Latvia, is a port facility used for the storage and servicing of vehicles.
     At October 31, 2007, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and was fair valued at $2.6 million. The Company guaranteed a 1.4 million Euro mortgage for Tekers. The guarantee was equivalent to approximately $2.0 million at October 31, 2007, for Tekers.
     During the six month period ended April 30, 2008, the Valuation Committee determined to increase the fair value of the common stock by $575,000.
     At April 30, 2008, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and was fair valued at $3.2 million. The guarantee was equivalent to approximately $2.2 million at April 30, 2008, for Tekers.
Sonexis, Inc.
     Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.
     At October 31, 2007 and April 30, 2008, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been fair valued at $0.

SP Industries, Inc.
     SP, Warminster, Pennsylvania, is a designer, manufacturer, and marketer of laboratory research and process equipment, glassware and precision glass components, and configured-to-order manufacturing equipment.
     At October 31, 2007, the Company’s investment in SP consisted of a mezzanine loan and a term loan that had outstanding balances of $13.5 million and $7.4 million, respectively, with a cost basis of $13.2 million and $7.4 million, respectively. The mezzanine loan bears annual interest at 16% and matures on March 31, 2012. The term loan bears annual interest at LIBOR plus 8% and matures on March 31, 2011. The mezzanine loan and term loan had fair values of $12.9 million and $3.1 million, respectively.
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
     On April 1, 2008, SP made a principal payment of $17,361 on its first lien loan.
     At April 30, 2008, the first lien loan and the second lien loan had outstanding balances of approximately $983,000 and $23.2 million, respectively, with a cost basis of approximately $565,000 and $22.7 million, respectively. The first lien loan and second loan had fair values of approximately $983,000 and $23.2 million, respectively. The increase in cost and fair value of the second lien loan is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
Storage Canada, LLC
     Storage Canada, Omaha, Nebraska, is a real estate company that owns and develops self-storage facilities throughout the U.S. and Canada.
     At October 31, 2007, the Company’s investment in Storage Canada consisted of a term loan with an outstanding balance, cost basis, and a fair value of $2.7 million. The borrowing bears annual interest at 8.75%. On March 30, 2013, $1.3 million of the term loan matures, on October 6, 2013, $619,000 of the term loan matures, and on January 19, 2014, $705,000 of the term loan matures.
     On December 21, 2007, Storage Canada repaid a portion of its term loan. Total amount received including accrued interest was approximately $622,000.
     On January 3, 2008, February 3, 2008, March 3, 2008 and April 3, 2008, the Company received principal payments of $8,833 on the term loan provided to Storage Canada.
     At April 30, 2008, the Company’s investment in Storage Canada had an outstanding balance of $2.0 million and a cost basis and fair value of $2.0 million.
Summit Research Labs, Inc.
     Summit, Huguenot, New York, is a specialty chemical company that manufactures antiperspirant actives.
     At October 31, 2007, the Company’s investment in Summit consisted of a second lien loan and 800 shares of common stock. The second lien loan had an outstanding balance of $5.4 million with a cost of $5.3 million. The second lien loan was fair valued at $5.4 million. The common stock had been fair valued at $12.2 million.
     On February 29, 2008, the Company invested an additional $7.8 million in Summit in the form of a $3.0 million second lien loan and $4.8 million in common stock.

     At April 30, 2008, the Company’s second lien loan had an outstanding balance of $8.6 million with a cost of $8.5 million. The second lien loan was fair valued at $8.6 million. The 1,115 shares of common stock had been fair valued at $17.0 million and had a cost basis of $16.0 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
     Michael Tokarz, Chairman of the Company, Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Summit.
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
     At October 31, 2007, the Company’s investment in Timberland consisted of a mezzanine loan, junior revolving note, 542 shares of common stock, and warrants. The mezzanine loan had an outstanding balance of $6.9 million with a cost of $6.8 million. The mezzanine loan bore annual interest at 14.55% and matures on August 4, 2009. The mezzanine loan was fair valued at $6.9 million. The junior revolving note had a cost of $4.0 million and was fair valued at $4.0 million. The junior revolving note bears annual interest at 12.5% and matures on July 7, 2009. The common stock was fair valued at $3.4 million. The warrant was fair valued at $0.
     On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during the six month period ended April 30, 2008 were $1.0 million resulting in a balance as of April 30, 2008 of $5.0 million.
     During the six month period ended April 30, 2008, the Valuation Committee determined to decrease the fair value of the common stock by $680,000.
     At April 30, 2008, the Company’s mezzanine loan had an outstanding balance of $7.1 million with a cost of $7.0 million. The mezzanine loan was fair valued at $7.1 million. The junior revolving note was fair valued at $5.0 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The common stock was fair valued at $2.7 million. The warrant was fair valued at $0.
     Michael Tokarz, Chairman of the Company, and Puneet Sanan, a representative of the Company, serve as directors of Timberland.
Total Safety U.S., Inc.
     Total Safety, Houston, Texas, is the leading provider of safety equipment and related services to the refining, petrochemical, and oil exploration and production industries.
     At October 31, 2007, the Company’s investment in Total Safety consisted of a $1.0 million first lien loan bearing annual interest at LIBOR plus 3.0% and maturing on December 8, 2012 and a $3.5 million second lien loan bearing annual interest at LIBOR plus 6.5% and maturing on December 8, 2013. The loans had a combined outstanding balance and cost basis of $4.5 million. The loan assignments were fair valued at $4.5 million.
     On December 31, 2007 and March 31, 2008, Total Safety made principal payments of $2,500 on its first lien loan.
     At April 30, 2008, the loans had a combined outstanding balance and cost basis of $4.5 million. The loan assignments were fair valued at $4.5 million.

Turf Products, LLC
     Turf, Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.
     At October 31, 2007, the Company’s investment in Turf consisted of a senior subordinated loan, bearing interest at 15% per annum with a maturity date of November 30, 2010, LLC membership interest, and warrants. The senior subordinated loan had an outstanding balance of $7.7 million with a cost of $7.6 million. The loan was fair valued at $7.7 million. The membership interest had a cost of $ 3.8 million and had been fair valued at $5.8 million. The warrants had a cost of $0 and were fair valued at $0.
     On December 31, 2007, Turf borrowed $1.0 million from the secured junior revolving note. This was repaid on April 28, 2008. There was no amount outstanding as of April 30, 2008.
     At April 30, 2008, the mezzanine loan had an outstanding balance of $7.7 million with a cost of $7.6 million. The loan was fair valued at $7.7 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. There was no amount outstanding on the junior revolving note. The membership interest has a cost of $3.8 million and was fair valued at $5.8 million. The warrant was fair valued at $0.
     Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Turf.
U.S. Gas & Electric, Inc.
     U.S. Gas, North Miami Beach, FL, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.
     At October 31, 2007, the second lien loan had an outstanding balance of $5.6 million with a cost of $5.3 million and a fair value of $5.6 million. The senior credit facility had an outstanding balance, cost, and fair value of $84,882 as of October 31, 2007. There was no amount outstanding on the junior revolver. The second lien loan bears annual interest at 14% and matures on July 25, 2012. The senior credit facility bears annual interest at LIBOR plus 6% and matures July 25, 2010. The junior revolver bears annual interest at 14%, matures on July 25, 2010 and has an unused fee of .50% per annum. The 32,200 shares of convertible Series B preferred stock has been fair valued equal to the cost of $500,000. The convertible Series C preferred stock and the convertible Series F preferred stock were fair valued at $0.
     Net borrowings during the six month period ended April 30, 2008 were $2.3 million resulting in a balance outstanding as of April 30, 2008 of approximately $2.4 million.
     During the six month period ended April 30, 2008, the Valuation Committee determined to increase the fair value of the convertible Series B preferred stock by $4.8 million and convertible Series C preferred stock by $350,000.
     During the six month period ended April 30, 2008, as was anticipated in the original transaction, all 1,535 shares of convertible Series F preferred stock were allocated to a strategic partner of U.S. Gas for services to be performed. If certain conditions are not met by the strategic partner, these shares could be transferred back to the Company.
     At April 30, 2008, the second lien loan had an outstanding balance of $5.7 million with a cost of $5.5 million and a fair value of $5.7 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. There was $2.4 million outstanding on the senior credit facility. There was no amount outstanding on the junior revolver. The convertible Series B preferred stock was fair valued at $5.3 million and had a cost of $500,000, and the convertible Series C preferred stock was fair valued at $350,000 and had a cost of $0.
     Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of U.S. Gas.

Velocitius B.V.
     Velocitius, a Netherlands based company, manages wind farms based in Germany through operating subsidiaries.
     At October 31, 2007, the equity investment in Velocitius had a cost and has been fair valued of $11.4 million. Line I, which expires on October 31, 2009 and bears annual interest at 8%, had a cost and fair value of $191,084 and Line II, which expires on April 30, 2010 and bears annual interest at 8%, had a cost and fair value of $612,882.
     Repayments during the six month period ended April 30, 2008 on Line I were approximately $191,000. As of April 30, 2008, there was no amount outstanding on Line I.
     Repayments during the six month period ended April 30, 2008 on Line II were approximately $613,000. As of April 30, 2008, there was no amount outstanding on Line II.
     During the six month period ended April 30, 2008, the Valuation Committee increased the fair value of the Company’s equity investment by $6.7 million.
     At April 30, 2008, the equity investment in Velocitius had a cost of $11.4 million and was fair valued at $18.1 million.
     Bruce Shewmaker, an officer of the Company, serves as a director of Velocitius.
Vendio Services, Inc.
     Vendio, San Bruno, California, a Legacy Investment, offers small businesses and entrepreneurs resources to build Internet sales channels by providing software solutions designed to help these merchants efficiently market, sell and distribute their products.
     At October 31, 2007, the Company’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were fair valued at $9.5 million, $15,421 for the common stock and approximately $9.5 million for the Series A preferred stock.
     During the six month period ended April 30, 2008, the Valuation Committee determined to decrease the fair value of the preferred stock by $2.3 million.
     At April 30, 2008, the Company’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were fair valued at $7.2 million, $15,421 for the common stock and approximately $7.2 million for the Series A preferred stock.
     Bruce Shewmaker, an officer of the Company, serves as a director of Vendio.
Vestal Manufacturing Enterprises, Inc.
     Vestal, Sweetwater, Tennessee, is a market leader for steel fabricated products to brick and masonry segments of the construction industry. Vestal manufactures and sells both cast iron and fabricated steel specialty products used in the construction of single-family homes.
     At October 31, 2007, the senior subordinated promissory note, which bears annual interest at 12% and matures on April 29, 2011, had an outstanding balance, cost, and fair value of $700,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were fair valued at $3.7 million.
     On April 15, 2008, the Company received a principal payment of $100,000 from Vestal on its senior subordinated debt.
     At April 30, 2008, the senior subordinated promissory note, which bears annual interest at 12% and matures on April 29, 2011, had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were fair valued at $3.7 million.
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
     At October 31, 2007, the investment in Vitality consisted of 556,472 shares of common stock at a cost of $5.6 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $9.7 million. The common stock, Series A convertible preferred stock, and warrants were fair valued at $9.1 million, $12.6 million and $1.1 million, respectively.
     During the six month period ended April 30, 2008, the Valuation Committee increased the fair value of the Company’s common stock and warrants in Vitality by approximately $453,000.
     At April 30, 2008, the investment in Vitality consisted of 556,472 shares of common stock at a cost of $5.6 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $10.0 million. The increase in the cost and fair value of the Series A convertible preferred stock is due to the capitalization of “payment in kind” dividends. These increases were approved by the Company’s Valuation Committee. The common stock, Series A convertible preferred stock and warrants were fair valued at $7.7 million, $12.9 million and $2.9 million, respectively.
     David Hadani, a representative of the Company, serves as a director of Vitality.
WBS Carbons Acquisitions Corp.
     WBS Carbons Acquisitions Corp. (“WBS”), Middletown, New York, is a manufacturer of antiperspirant actives and water treatment chemicals.
     At October 31, 2007, the bridge loan had an outstanding balance, cost, and fair value of $1.6 million. The 400 shares of common stock of WBS have a cost basis of $1.6 million and were fair valued at $1.6 million. The bridge loan bears annual interest at 5% and matures on November 22, 2011.
     On February 29, 2008, the Company sold 400 shares of WBS at cost for $1.6 million.
     At April 30, 2008, the bridge loan had an outstanding balance, cost, and fair value of $1.7 million. The increase in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
     Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of WBS.
Liquidity and Capital Resources
     At April 30, 2008, the Company had investments in portfolio companies totaling $430.1 million. Also, at April 30, 2008, the Company had investments in short-term securities totaling approximately $49.9 million and investments in cash equivalents totaling approximately $78.7 million. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.
     During the six month period ended April 30, 2008, the Company made two new investments, committing capital totaling approximately $24.8 million. The investments were made in SP ($24.0 million) and SGDA Europe ($750,000).
     The Company also made six follow-on investments in existing portfolio companies committing capital totaling approximately $62.5 million. During the six month period ended April 30, 2008, the Company made additional investments totaling approximately $217,000 in MVC Partners. In connection with these investments, MVC Partners has made an investment in MVC Acquisition Corp., a newly-formed blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We have agreed to serve as the corporate sponsor of MVC Acquisition Corp. Michael Tokarz, our Chairman and Portfolio Manager and the Manager of TTG Advisers, and Peter Seidenberg, our Chief Financial Officer, currently serve as Chairman of the Board and Chief

Financial Officer, respectively, for MVC Acquisition Corp. In connection with our sponsorship of MVC Acquisition Corp., we have agreed to purchase, through MVC Partners, an aggregate of $5,000,000 of warrants from MVC Acquisition Corp. concurrent with the consummation of its initial public offering. During the six month period ended April 30, 2008, the Company also made additional investments totaling $3.3 million in Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10%. On November 30, 2007, the Company invested an additional $36.7 million in Ohio Medical in the form of a $10.0 million senior subordinated note and $26.7 million in 9,917 shares of convertible preferred stock. At this time, the $3.3 million convertible unsecured subordinated promissory note was converted into preferred stock for a total investment in Ohio Medical of $40.0 million. The note has an annual interest rate of 16% and a maturity date of May 30, 2012. On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC. On February 29, 2008, the Company invested an additional $7.8 million in Summit in the form of a $3.0 million second lien loan and $4.8 million in common stock. The second lien loan has an annual interest rate of 14% and a maturity date of August 31, 2013. On April 25, 2008, the Company invested an additional $11.8 million in BENI by purchasing 874 shares of common stock. On April 30, 2008, the Company invested an additional $2.7 million in SGDA Europe in the form of equity interest.
     Current balance sheet resources, which include the additional cash resources from the credit facilities, are believed to be sufficient to finance current commitments. Current commitments include:
     Commitments to/for Portfolio Companies:
     At April 30, 2008, the Company’s existing commitments to portfolio companies consisted of the following:
Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed		Amount Funded at April 30, 2008
Timberland	$5.0	million	$5.0	million
Storage Canada	$6.0	million	$2.0	million
Marine	$2.0	million	—
BENI		$583,700	—
Octagon	$12.0	million	$5.4	million
Velocitius		$260,000	—
Turf	$1.0	million	—
Harmony Pharmacy	$4.0	million	$4.0	million
Velocitius		$650,000	—
Tekers	$2.2	million	—
U.S. Gas	$10.0	million	$2.4	million
U.S. Gas	$2.0	million	—
MVC Automotive	$10.1	million	—
MVC Automotive	$6.2	million	—
Total	$62.0	million	$18.8	million
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On July 8, 2005 the Company extended to Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2009. The Company also receives a fee of 0.25% on the unused portion of the note. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. As of October 31, 2007, the funded debt under the junior revolving line of credit was $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during the six month period ended April 30, 2008 were $1.0 million resulting in a balance as of April 30, 2008 of $5.0 million.

     On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment was for one year, but may be renewed annually with the consent of both parties. The commitment was renewed in March 2008. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2007, the outstanding balance of the loan commitment was $2.7 million. Net repayments during the six month period ended April 30, 2008 were approximately $654,000 resulting in a balance of approximately $2.0 million at such date.
     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. There was no amount outstanding on the revolving loan facility as of April 30, 2008.
     On October 10, 2006, the Company agreed to guarantee a 375,000 Euro inventory financing facility for BENI, equivalent to approximately $583,700 at April 30, 2008.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. At October 31, 2007 the outstanding balance of the revolving credit facility provided to Octagon was $4.1 million. Net borrowings during the six month period ended April 30, 2008 were $1.3 million resulting in a balance outstanding of $5.4 million on that date.
     On October 30, 2006, the Company provided Velocitius a $260,000 revolving line of credit (“Line I”). Line I expires on October 31, 2009 and bears annual interest at 8%. At October 31, 2007, the balance of the Line I was approximately $191,000. Repayments during the six month period ended April 30, 2008 were approximately $191,000. There was no amount outstanding on Line II as of April 30, 2008.
     On January 9, 2007, the Company extended to Turf a $1.0 million secured junior revolving note. The note bears annual interest at 12.5% and expires on May 1, 2008. The Company also receives a fee of 0.25% of the unused portion of the note. There was no amount outstanding on the secured junior revolving note as of October 31, 2007. On December 31, 2007, Turf borrowed $1.0 million from the secured junior revolving note. Turf repaid $1.0 million on the secured junior revolving note on April 28, 2008. As of April 30, 2008, there was no amount outstanding.
     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. At October 31, 2007 and April 30, 2008, the outstanding balance of the revolving credit facility provided was $4.0 million.
     On May 1, 2007, the Company provided Line II to Velocitius. Line II expires on April 30, 2010 and bears annual interest at 8%. At October 31, 2007, there was approximately $613,000 outstanding. Repayments during the six month period ended April 30, 2008 were approximately $613,000. There was no amount outstanding on Line II as of April 30, 2008.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.2 million at April 30, 2008.

     On July 26, 2007, the Company provided a $10.0 million revolving credit facility and a $2.0 million junior revolver to U.S. Gas. The credit facility bears annual interest at LIBOR plus 6% and the revolver bears annual interest at 14%. The Company receives a fee of 0.50% on the unused portion of the credit facility and the revolver. The revolving credit facility and junior revolver expire on July 26, 2010. At October 31, 2007, there was approximately $85,000 outstanding on the revolving credit facility. Net borrowings during the six month period ended April 30, 2008 were $2.3 million resulting in a balance outstanding of $2.4 million at such date. There was no amount outstanding on the junior revolver as of October 31, 2007 and April 30, 2008.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $10.1 million at April 30, 2008.
     On January 16, 2008, the Company agreed to support a 4 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $6.2 million at April 30, 2008) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
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
     Commitments of the Company:
     On February 16, 2005, the Company entered into the Sublease for a larger space in the building in which the Company’s current executive offices are located, which expired on February 28, 2007. Effective November 1, 2006, under the terms of the Advisory Agreement with TTG Advisers, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue.
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility with Guggenheim as administrative agent for the lenders. At October 31, 2007, there was $50.0 million in term debt and $30.0 million on Credit Facility I outstanding. During the six month period ended April 30, 2008, the Company’s net borrowings on Credit Facility I were $20.0 million. As of April 30, 2008, there was $50.0 million in term debt and $50.0 million outstanding on the revolving credit facility. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. Credit Facility I will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility I will be due and payable. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.
     On April 24, 2008, the Company entered into a two-year, $50 million Credit Facility II with BB&T. During the six month period ended April 30, 2008, the Company’s net borrowings on Credit Facility II were $50.0 million. Credit Facility II provides financing to the Company in addition to the Company’s existing $100 million Credit Facility I with Guggenheim. Credit Facility II will be used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 50 basis points. In addition, the Company is also subject to a 25 basis point utilization fee for the amount of Credit Facility II that is outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities whose purchase has been approved by BB&T.
     The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.
Subsequent Events
     Since April 30, 2008, net repayments on the Octagon revolving credit facility were $750,000.
     On May 6, 2008, the Company repaid $50.0 million on Credit Facility I.
     On May 7, 2008, the Company repaid $50.0 million on Credit Facility II.

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
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 76.01% of the Company’s total assets at April 30, 2008. As discussed in Note 5 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.
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

     At April 30, 2008, approximately 76.01% of our total assets represented portfolio investments recorded at fair value.
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
We are currently analyzing the effect on our financial position, including our net asset value and results of operations, of the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, issued by the Financial Accounting Standards Board (“FAS 157”).
     FAS 157 will be applicable to our financial statements for our fiscal year 2009. The actual impact on our financial statements, including our net asset value, in the period of adoption and subsequent to the period of adoption, although not expected to be material, cannot be determined at this time because it will be influenced by the fair values determined by the Valuation Committee for that period and the number and amount of investments we originate, acquire or exit. Adoption of FAS 157 generally requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to the uncertainty inherent in a fair valuation process, the fair values determined may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations assigned. Accordingly, there continues to be some uncertainty in the industry and among industry professionals regarding how to implement FAS 157 and the extent of its impact on a reporting company following its adoption.
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
     Our investment strategy contemplates investments in mezzanine and other debt securities of privately held companies. “Mezzanine” investments typically are structured as subordinated loans (with or without warrants) that carry a fixed rate of interest. We may also make senior secured and other types of loans or debt investments. Our debt investments are typically not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade quality (rated lower than “Baa3” by Moody’s or lower than “BBB-

” by Standard & Poor’s, commonly referred to as “junk bonds”). Loans of below investment grade quality have predominantly speculative characteristics with respect to the borrower’s capacity to pay interest and repay principal. Our debt investments in portfolio companies may thus result in a high level of risk and volatility and/or loss of principal.
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
We are subject to market discount risk.
     As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Although our shares, from time to time, have traded at a premium to our NAV, currently, our shares are trading at a discount to NAV, which discount may fluctuate over time.
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
(b) There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended April 30, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On March 24, 2008, we held our annual meeting of stockholders. Stockholders voted on the election of six directors, each to serve until the next annual meeting of stockholders after his election. Votes were cast as follows:

(1) Emilio Dominianni	For	20,933,534.13 shares	Withheld	133,569.56 shares
(2) Gerald Hellerman	For	20,933,784.13 shares	Withheld	133,319.56 shares
(3) Warren Holtsberg	For	20,893,950.82 shares	Withheld	173,152.88 shares
(4) Robert Knapp	For	20,954,919.82 shares	Withheld	112,192.88 shares
(5) William Taylor	For	20,934,519.82 shares	Withheld	132,583.88 shares
(6) Michael Tokarz	For	20,920,797.82 shares	Withheld	146,305.88 shares
Item 5. Other Information
     None.
Item 6. Exhibits
(a)	Exhibits

Exhibit No.	Exhibit

10(a)	Credit Agreement among MVC Capital, Inc. and Branch Banking and Trust Company, et al.

10(b)	Custody Agreement between MVC Capital, Inc. and Branch Banking and Trust Company

31	Rule 13a-14(a) Certifications.

Exhibit No.	Exhibit
32	Section 1350 Certifications.

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

MVC Capital, Inc.
Date: June 6, 2008	/s/ Michael Tokarz
Michael Tokarz
In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC Capital, Inc.
Date: June 6, 2008	/s/ Peter Seidenberg
Peter Seidenberg
In the capacity of the officer who performs the functions of Principal Financial Officer.