Form 10-Q
period 2008-07-31
MVC CAPITAL, INC.
filed 2008-09-05
CIK 1099941

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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
executive offices)
Registrant’s telephone number, including area code: (914) 701-0310
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                     Accelerated filer ☑                      Non-accelerated filer ☐                     Smaller reporting company ☐
                                    (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 24,297,087 shares of the registrant’s common stock, $.01 par value, outstanding as of September 4, 2008.

MVC Capital, Inc.
(A Delaware Corporation)
Index

Page
Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
- July 31, 2008 and October 31, 2007	3
Consolidated Statements of Operations
- For the Period November 1, 2007 to July 31, 2008 and
- For the Period November 1, 2006 to July 31, 2007	4
Consolidated Statements of Operations
- For the Period May 1, 2008 to July 31, 2008 and
- For the Period May 1, 2007 to July 31, 2007	5
Consolidated Statements of Cash Flows
- For the Period November 1, 2007 to July 31, 2008 and
- For the Period November 1, 2006 to July 31, 2007	6
Consolidated Statements of Changes in Net Assets
- For the Period November 1, 2007 to July 31, 2008
- For the Period November 1, 2006 to July 31, 2007 and
- For the Year ended October 31, 2007	7
Consolidated Selected Per Share Data and Ratios
- For the Period November 1, 2007 to July 31, 2008,
- For the Period November 1, 2006 to July 31, 2007 and
- For the Year ended October 31, 2007	8
Consolidated Schedule of Investments
- July 31, 2008
- October 31, 2007	9
Notes to Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	60

Item 4. Controls and Procedures	66

Part II. Other Information	67

SIGNATURE	68

Exhibits
EXHIBIT 31
EXHIBIT 32

CONSOLIDATED FINANCIAL STATEMENTS
MVC Capital, Inc.
Consolidated Balance Sheets

	July 31,	October 31,
	2008	2007
	(Unaudited)
ASSETS

Assets
Cash and cash equivalents	$124,975,545	$84,727,933
Investments at fair value
Non-control/Non-affiliated investments (cost $123,111,526 and $119,646,416)	95,717,722	85,543,666
Affiliate investments (cost $101,368,066 and $116,118,374)	136,458,948	127,959,158
Control investments (cost $190,393,940 and $157,663,563)	221,124,672	165,664,710

Total investments at fair value (cost $414,873,532 and $393,428,353)	453,301,342	379,167,534
Dividends, interest and fees receivable	2,915,370	3,105,100
Prepaid expenses	2,378,279	2,412,827
Prepaid taxes	570,498	228,159
Deferred tax	910,342	803,283
Deposits	—	25,156
Other assets	—	20,993

Total assets	$585,051,376	$470,490,985

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Revolving credit facilities	$100,000,000	$30,000,000
Term loan	50,000,000	50,000,000
Provision for incentive compensation (Note 9)	14,298,753	17,875,496
Management fee payable	2,275,896	1,929,258
Other accrued expenses and liabilities	698,703	977,953
Professional fees	361,930	558,091
Consulting fees	32,130	89,452
Directors’ fees	(45,283)	(36,034)

Total liabilities	167,622,129	101,394,216

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 24,297,087 and 24,265,336 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	432,033,595	431,814,990
Accumulated earnings	26,863,001	24,375,844
Dividends paid to stockholders	(42,509,674)	(33,764,634)
Accumulated net realized loss	(4,865,067)	(6,283,708)
Net unrealized appreciation (depreciation)	38,427,810	(14,260,819)
Treasury stock, at cost, 4,007,361 and 4,039,112 shares held, respectively	(32,803,462)	(33,067,948)

Total shareholders’ equity	417,429,247	369,096,769

Total liabilities and shareholders’ equity	$585,051,376	$470,490,985

Net asset value per share	$17.18	$15.21

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Period	For the Period
	November 1, 2007 to	November 1, 2006 to
	July 31, 2008	July 31, 2007
Operating Income:
Dividend income
Affiliate investments	$3,011,401	$370,195

Total dividend income	3,011,401	370,195

Interest income
Non-control/Non-affiliated investments	9,446,453	8,494,153
Affiliate investments	3,552,146	3,563,392
Control investments	4,448,154	3,554,022

Total interest income	17,446,753	15,611,567

Fee income
Non-control/Non-affiliated investments	843,636	754,253
Affiliate investments	534,050	678,372
Control investments	1,509,869	845,640

Total fee income	2,887,555	2,278,265

Other income	435,560	252,237

Total operating income	23,781,269	18,512,264

Operating Expenses:
Incentive compensation (Note 9)	9,326,586	10,042,160
Management fee	6,478,911	5,105,029
Interest and other borrowing costs	3,273,869	3,636,241
Other expenses	541,129	360,370
Legal fees	461,000	398,000
Audit fees	351,000	237,000
Insurance	279,725	312,606
Administration	245,062	208,522
Directors fees	180,000	180,000
Printing and postage	102,653	74,700
Consulting fees	88,600	99,500
Public relations fees	71,700	58,201

Total operating expenses	21,400,235	20,712,329

Net operating income (loss) before taxes	2,381,034	(2,200,065)

Tax (Benefit) Expenses:
Deferred tax benefit	(107,059)	(175,886)
Current tax (benefit) expense	936	(276,508)

Total tax benefit	(106,123)	(452,394)

Net operating income (loss)	2,487,157	(1,747,671)

Net Realized and Unrealized Gain (Loss) on Investments and Foreign Currency:

Net realized gain (loss) on investments and foreign currency
Non-control/Non-affiliated investments	(37,584)	376,329
Affiliate investments	1,116,952	—
Controlled investments	283,118	65,473,258
Foreign currency	56,155	—

Total net realized gain on investments and foreign currency	1,418,641	65,849,587

Net change in unrealized appreciation (depreciation) on investments	52,688,629	(6,914,139)

Net realized and unrealized gain on investments and foreign currency	54,107,270	58,935,448

Net increase in net assets resulting from operations	$56,594,427	$57,187,777

Net increase in net assets per share resulting from operations	$2.33	$2.57

Dividends declared per share	$0.36	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Quarter	For the Quarter
	May 1, 2008 to	May 1, 2007 to
	July 31, 2008	July 31, 2007
Operating Income:
Dividend income
Affiliate investments	$487,323	$95,467

Total dividend income	487,323	95,467

Interest income
Non-control/Non-affiliated investments	3,490,136	3,138,337
Affiliate investments	1,061,891	1,464,021
Control investments	878,365	1,323,326

Total interest income	5,430,392	5,925,684

Fee income
Non-control/Non-affiliated investments	216,586	133,973
Affiliate investments	172,974	442,097
Control investments	384,310	327,710

Total fee income	773,870	903,780

Other income	112,788	105,042

Total operating income	6,804,373	7,029,973

Operating Expenses:
Incentive compensation (Note 9)	3,929,249	1,617,808
Management fee	2,275,896	1,616,020
Interest, fees and other borrowing costs	1,021,661	1,252,205
Other expenses	231,865	125,178
Legal fees	187,000	90,000
Audit fees	127,500	75,000
Insurance	93,000	96,000
Administration	84,295	78,238
Directors fees	60,000	60,000
Printing and postage	38,005	26,100
Consulting fees	37,000	36,000
Public relations fees	28,500	21,300

Total operating expenses	8,113,971	5,093,849

Net operating income (loss) before taxes	(1,309,598)	1,936,124

Tax (Benefit) Expenses:
Deferred tax (benefit) expense	58,023	(189,173)
Current tax Expense	—	110,922

Total tax (benefit) expense	58,023	(78,251)

Net operating income (loss)	(1,367,621)	2,014,375

Net Realized and Unrealized Gain (Loss) on Investments and Foreign Currency:

Net realized gain (loss) on investments and foreign currency
Non-control/Non-affiliated investments	(39,691)	491,611
Affiliate investments	521,952	—
Control investments	—	65,481,064
Foreign currency	(4,170)	—

Total net realized gain on investments and foreign currency	478,091	65,972,675

Net change in unrealized appreciation (depreciation) on investments	19,512,726	(54,199,608)

Net realized and unrealized gain on investments and foreign currency	19,990,817	11,773,067

Net increase in net assets resulting from operations	$18,623,196	$13,787,442

Net increase in net assets per share resulting from operations	$0.77	$0.57

Dividends declared per share	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Period	For the Period
	November 1, 2007 to	November 1, 2006 to
	July 31, 2008	July 31, 2007
Cash flows from Operating Activities:
Net increase in net assets resulting from operations	$56,594,427	$57,187,777
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Realized gain	(1,418,641)	(65,849,587)
Net change in unrealized appreciation	(52,688,629)	6,914,139
Amortization of discounts and fees	(68,210)	(69,917)
Increase in accrued payment-in-kind dividends and interest	(4,218,554)	(2,418,638)
Increase in allocation of flow through income	135,508	(140,084)
Changes in assets and liabilities:
Dividends, interest and fees receivable	189,730	(1,071,561)
Prepaid expenses	34,548	53,824
Prepaid taxes	(342,339)	(385,138)
Deferred tax	(107,059)	(175,886)
Deposits	25,156	(322,129)
Other assets	20,993	25,353
Incentive compensation	(3,576,743)	9,931,942
Other Liabilities	(195,344)	3,074,755
Purchases of equity investments	(51,016,525)	(26,401,201)
Purchases of debt instruments	(69,984,471)	(66,922,366)
Purchases of short term investments	(49,881,375)	—
Proceeds from equity investments	7,312,817	81,971,300
Proceeds from debt instruments	97,840,522	31,941,271
Sales/maturities of short term investments	49,853,750	—

Net cash provided (used) by operating activities	(21,490,439)	27,343,854

Cash flows from Financing Activities:
Issuance of common stock	—	83,825,625
Offering expenses	—	(5,431,091)
Distributions to shareholders paid	(8,261,949)	(9,122,426)
Net borrowings (repayments) under revolving credit facilities	70,000,000	(50,000,000)

Net cash provided by financing activities	61,738,051	19,272,108

Net change in cash and cash equivalents for the period	40,247,612	46,615,962

Cash and cash equivalents, beginning of period	84,727,933	66,217,123

Cash and cash equivalents, end of period	$124,975,545	$112,833,085

During the nine months ended July 31, 2008 and 2007 MVC Capital, Inc. paid $2,510,347 and $3,536,606 in interest expense, respectively.
During the nine months ended July 31, 2008 and 2007 MVC Capital, Inc. paid $350,000 and $144,016 in income taxes, respectively.
Non-cash activity:
During the nine months ended July 31, 2008 and 2007, MVC Capital, Inc. recorded payment in kind dividend and interest of $4,218,554 and $2,418,638, respectively. This amount was added to the principal balance of the investments and recorded as interest/dividend income.
During the nine months ended July 31, 2008 and 2007, MVC Capital, Inc. was allocated $435,560 and $246,672, respectively, in flow-through income and $24,130 and $0 respectively, in capital gains from its equity investment in Octagon Credit Investors, LLC. Of these amounts, $324,182, and $106,588, respectively, was received in cash and the balance of $135,508 and $140,282, respectively, was undistributed and therefore increased the cost of the investment. The fair value was then increased by $135,508 and $140,282, respectively, by the Company’s Valuation Committee.
During the nine month period ended July 31, 2008, as was anticipated when the Company made its investment, all 1,535 shares of convertible Series F preferred stock were transferred to a strategic partner of U.S. Gas & Electric, Inc. for services to be performed. If certain conditions are not met by the strategic partner, these shares could be transferred back to the Company.
On November 1, 2006, MVC Capital, Inc. re-issued 2,326 shares of treasury stock, in lieu of a $28,871 cash distribution, in accordance with the Company’s dividend reinvestment plan.
On January 6, 2007, MVC Capital, Inc. re-issued 3,684 shares of treasury stock, in lieu of a $48,641 cash distribution, in accordance with the Company’s dividend reinvestment plan.
On November 1, 2007, MVC Capital, Inc. re-issued 15,821 shares of treasury stock, in lieu of a $240,636 cash distribution, in accordance with the Company’s dividend reinvestment plan.
On December 3, 2007, MVC Capital, Inc. converted the Ohio Medical Corporation Convertible Unsecured Subordinated Promissory Note from $3,405,263.60 of principal and interest to 1,125.700 shares of Ohio Medical Preferred Stock.
On January 9, 2008, MVC Capital, Inc. re-issued 15,930 shares of treasury stock, in lieu of a $242,455 cash distribution, in accordance with the Company’s dividend reinvestment plan.
On June 9, 2008, Auto MOTOL BENI was acquired by MVC Automotive Group B.V. to achieve operating efficiencies. Both entities were 100% owned by the Company. MVC Automotive Group B.V. increased its shareholder’s equity by $14.5 million and assumed $2.0 million of debt as a result of the cashless transaction.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Changes in Net Assets

	For the Period	For the Period
	November 1, 2007 to	November 1, 2006 to	For the Year Ended
	July 31, 2008	July 31, 2007	October 31, 2007
	(Unaudited)	(Unaudited)
Operations:
Net operating income (loss)	$2,487,157	$(1,747,671)	$2,059,713
Net realized gain on investments and foreign currency	1,418,641	65,849,587	66,943,545
Net change in unrealized appreciation (depreciation) on investments	52,688,629	(6,914,139)	(3,301,612)

Net increase in net assets from operations	56,594,427	57,187,777	65,701,646

Shareholder Distributions:
Distributions to shareholders	(8,745,040)	(9,259,848)	(12,171,688)

Net decrease in net assets from shareholder distributions	(8,745,040)	(9,259,848)	(12,171,688)

Capital Share Transactions:
Issuance of common stock	—	83,825,625	83,825,625
Offering expenses	—	(5,431,091)	(5,431,091)
Reissuance of treasury stock in lieu of cash dividend	483,091	137,422	178,903

Net increase in net assets from capital share transactions	483,091	78,531,956	78,573,437

Total increase in net assets	48,332,478	126,459,885	132,103,395

Net assets, beginning of period/year	369,096,769	236,993,374	236,993,374

Net assets, end of period/year	$417,429,247	$363,453,259	$369,096,769

Common shares outstanding, end of period/year	24,297,087	24,262,566	24,265,336

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Selected Per Share Data and Ratios

	For the Period			For the Period			For the
	November 1, 2007 to			November 1, 2006 to			Year Ended
	July 31, 2008			July 31, 2007			October 31, 2007
	(Unaudited)			(Unaudited)
Net asset value, beginning of period/year	$15.21			$12.41			$12.41

Gain (loss) from operations:
Net operating income gain (loss)	0.10			(0.04)			0.13
Net realized and unrealized gain on investments	2.23			2.61			2.79

Total gain from investment operations	2.33			2.57			2.92

Less distributions from:
Income	(0.36)			(0.42)			(0.54)

Total distributions	(0.36)			(0.42)			(0.54)

Capital share transactions
Anti-dilutive effect of share issuance	—			0.42			0.42

Total capital share transactions	—			0.42			0.42

Net asset value, end of period/year	$17.18			$14.98			$15.21

Market value, end of period/year	$14.08			$16.17			$17.06

Market premium (discount)	(18.04)%			7.94%			12.16%

Total Return — At NAV (a)	15.47%			24.48%			27.39%

Total Return — At Market (a)	(16.11)%			27.08%			35.02%

Ratios and Supplemental Data:

Net assets, end of period/year (in thousands)	$417,429			$363,453			$369,097

Ratios to average net assets:
Expenses excluding tax expense (benefit)	7.30%	(b	)	9.05%	(b	)	7.89%
Expenses including tax expense (benefit)	7.24%	(b	)	8.86%	(b	)	7.78%
Expenses excluding incentive compensation	4.06%	(b	)	4.47%	(b	)	4.40%
Expenses excluding incentive compensation, interest and other borrowing costs	2.95%	(b	)	2.88%	(b	)	2.88%

Net operating income (loss) before tax expense (benefit)	0.81%	(b	)	(0.96)%	(b	)	0.53%
Net operating income (loss) after tax expense (benefit)	0.87%	(b	)	(0.76)%	(b	)	0.64%
Net operating income (loss) before incentive compensation	4.05%	(b	)	3.63%	(b	)	4.02%
Net operating income (loss) before incentive compensation, interest and other borrowing costs	5.16%	(b	)	5.22%	(b	)	5.54%

(a)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b)	Annualized.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
July 31, 2008
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments - 22.93% (a, c, g, f)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision — Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h)	$2,473,521	2,473,521	2,473,521
		Second Lien Seller Note 14.0000%, 06/30/2013 (b, h)	3,478,620	3,478,620	3,478,620

				5,952,141	5,952,141

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b, h)	18,113,125	17,877,950	18,113,125
		Term Loan A 7.4600%, 07/18/2011 (h)	2,280,000	2,254,571	2,254,571
		Term Loan B 9.8600%, 07/18/2011 (h)	2,000,000	1,977,839	1,977,839

				22,110,360	22,345,535

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d)		15,000,000	13,600,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009 (b, h)	3,283,850	3,273,310	3,283,850

Henry Company	Building Products / Specialty Chemicals	Term Loan A 5.9631%, 04/06/2011 (h)	1,837,309	1,837,309	1,837,309
		Term Loan B 10.2131%, 04/06/2011 (h)	2,000,000	2,000,000	2,000,000

				3,837,309	3,837,309

Innovative Brands, LLC	Consumer Products	Term Loan 11.1250%, 09/25/2011 (h)	13,070,833	13,070,833	13,070,833

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d)		3,750,000	—

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (666,667 shares) (d)		500,000	706,667

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 7.4825%, 12/28/2012 (h)	1,015,102	627,004	1,015,102
		Second Lien Loan 15.0000%, 12/31/2013 (b, h)	24,499,174	24,043,060	24,499,174

				24,670,064	25,514,276

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,241,000	1,245,638	1,241,000

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 5.2125%, 12/08/2012 (h)	985,000	985,000	985,000
		Second Lien Seller Note 9.5419%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,485,000	4,485,000

WBS Carbons Acquistions Corp.	Specialty Chemicals	Bridge Loan 5.0000%, 11/22/2011 (b, h)	1,681,111	1,681,111	1,681,111

Sub Total Non-control/Non-affiliated investments				123,111,526	95,717,722

Affiliate investments — 32.69% (a, c, g, f)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b, h)	14,000,000	13,595,287	14,000,000
		Convertible Series A Preferred Stock (9 shares)		44,000	99,000
		Convertible Series B Preferred Stock (1,991 shares)		9,956,000	22,401,000

				23,595,287	36,500,000

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	10,161,950
		Convertible Preferred Stock (1,065,000 shares) (d)		10,357,500	10,650,000

				15,879,242	20,811,950

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	2,000,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	10,829,753	10,688,826	10,829,753
		Convertible Preferred Stock (20,000 shares) (b)		2,338,324	2,338,324

				13,027,150	13,168,077

Octagon Credit Investors, LLC	Financial Services	Term Loan 6.7325%, 12/31/2011 (h)	5,000,000	4,954,442	5,000,000
		Revolving Line of Credit 6.7325%, 12/31/2011 (h)	2,850,000	2,850,000	2,850,000
		Limited Liability Company Interest		1,245,878	3,900,783

				9,050,320	11,750,783

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	11,700,000

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	5,766,185	5,590,980	5,766,185
		Senior Credit Facility 9.5000% 07/26/2010 (h)	2,451,302	2,451,302	2,451,302
		Senior Credit Facility 8.4638% 07/26/2010 (h)	571,429	571,429	571,429
		Convertible Series B Preferred Stock (32,200 shares) (d)		500,000	5,300,000
		Convertible Series C Preferred Stock (8,216 shares) (d)		—	350,000

				9,113,711	14,438,916

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (d)		5,564,716	9,459,333
		Preferred Stock (1,000,000 shares) (b, h)		10,137,640	13,039,411
		Warrants (d)		—	3,590,478

				15,702,356	26,089,222

Sub Total Affiliate investments				101,368,066	136,458,948

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
July 31, 2008
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments - 52.97% (a, c, g, f)

Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Revolving Credit Facility 10.0000%, 12/01/2009 (b, h)	$4,201,938	$4,201,938	$4,000,000
		Demand Note 10.0000% (h)	3,300,000	3,300,000	3,300,000
		Common Stock (2,000,000 shares) (d)		750,000	750,000

				8,251,938	8,050,000

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		34,736,939	45,000,000
		Bridge Loan 10.0000%, 12/31/2008 (e, h)	3,643,557	3,643,557	3,643,557

				38,380,496	48,643,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		332,698	332,698

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	17,200,000
		Series A Convertible Preferred Stock (10,871 shares) (b, h)		30,000,000	32,885,655

				47,000,000	50,085,655

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		7,450,000	7,450,000

SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e, h)	6,187,350	6,111,849	6,111,849
		Common Equity Interest (d, e)		438,551	560,000
		Preferred Equity Interest (d, e)		5,000,000	5,975,000

				11,550,400	12,646,849

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	3,175,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012 (b, h)	8,782,543	8,627,277	8,782,543
		Common Stock (1,115 shares) (d)		16,000,000	23,000,000

				24,627,277	31,782,543

Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 14.5500%, 08/04/2009 (b, h)	7,150,245	7,129,615	7,150,245
		Junior Revolving Line of Credit 12.5000%, 07/07/2009 (h)	5,000,000	5,000,000	5,000,000
		Common Stock (542 shares) (d)		5,420,291	—
		Warrants (d)		—	—

				17,549,906	12,150,245

Turf Products, LLC	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	7,676,330	7,650,115	7,676,330
		Junior Revolving Note 2.0000%, 12/31/2008 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,821,794	5,821,794
		Warrants (d)		—	—

				12,471,909	14,498,124

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	22,000,000

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d)		5,500,000	15,421
		Preferred Stock (6,443,188 shares) (d)		1,134,001	7,184,580

				6,634,001	7,200,001

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	2,510,000

				2,450,000	3,110,000

Sub Total Control Investments				190,393,940	221,124,672

TOTAL INVESTMENT ASSETS — 108.59% (f)				$414,873,532	$453,301,342

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, SafeStone Technologies Limited, MVC Automotive Group B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $417,429,247 as of July 31, 2008.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

- Denotes zero cost or fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2007

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments - 23.18% (a, c, g, f)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision - Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h)	$2,659,035	2,659,035	2,659,035
		Second Lien Seller Note 16.0000%, 06/30/2013 (b, h)	3,090,594	3,090,594	3,090,594

				5,749,629	5,749,629

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b, h)	17,829,579	17,549,872	17,829,580
		Term Loan A 9.3800%, 07/18/2011 (h)	2,550,000	2,514,351	2,514,351
		Term Loan B 11.5300%, 07/18/2011 (h)	2,000,000	1,972,222	1,972,222

				22,036,445	22,316,153

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d)		15,000,000	7,600,000

Henry Company	Building Products / Specialty Chemicals	Term Loan A 8.6280%, 04/06/2011 (h)	1,837,309	1,837,309	1,837,309
		Term Loan B 12.5025%, 04/06/2011 (h)	2,000,000	2,000,000	2,000,000

				3,837,309	3,837,309

Innovative Brands, LLC	Consumer Products	Term Loan 11.1250%, 09/25/2011 (h)	14,850,000	14,850,000	14,850,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009 (b, h)	3,175,371	3,147,234	3,175,371

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d)		3,750,000	—

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 13.1300%, 03/31/2011 (h)	7,392,634	7,361,420	7,392,634
		Senior Subordinated Debt 16.0000%, 03/31/2012 (b, h)	13,485,570	13,236,072	13,485,570

				20,597,492	20,878,204

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,320,500	1,326,047	1,320,500
		Term Loan 8.7500%, 10/06/2013 (h)	619,000	619,000	619,000
		Term Loan 8.7500%, 01/19/2014 (h)	705,000	705,000	705,000

				2,650,047	2,644,500

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 8.1425%, 12/08/2012 (h)	992,500	992,500	992,500
		Second Lien Seller Note 11.3318%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,492,500	4,492,500

Sub Total Non-control/Non-affiliated investments				119,646,416	85,543,666

Affiliate investments - 34.67% (a, c, g, f)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b, h)	14,035,389	13,557,190	14,035,389
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				23,557,190	24,035,389

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	10,161,950
		Convertible Preferred Stock (1,065,000) (d)		10,357,500	10,650,000

				15,879,242	20,811,950

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—

Genevac U.S. Holdings, Inc.	Laboratory Research Equipment	Senior Subordinated Debt 12.5000%, 01/03/2008 (e, h)	12,962,963	12,962,963	12,962,963
		Common Stock (140 shares) (b, e)		1,103,002	1,103,002

				14,065,965	14,065,965

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	2,000,000

Impact Confections, Inc.	Confections Manufacturing and Distribution	Senior Subordinated Debt 17.0000%, 07/30/2009 (b, h)	5,718,372	5,664,803	5,718,372
		Promissory Note 9.1287%, 07/29/2008 (h)	325,000	323,388	325,000
		Common Stock (252 shares) (d)		2,700,000	2,700,000

				8,688,191	8,743,372

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	10,506,628	10,344,177	10,506,628
		Convertible Preferred Stock (20,000 shares) (b)		2,203,455	2,203,455

				12,547,632	12,710,083

Octagon Credit Investors, LLC	Financial Services	Term Loan 9.3790%, 12/31/2011 (h)	5,000,000	4,944,431	5,000,000
		Revolving Line of Credit 9.3790%, 12/31/2011 (h)	4,100,000	4,100,000	4,100,000
		Limited Liability Company Interest		1,110,370	3,765,275

				10,154,801	12,865,275

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (1,666,667 shares) (d)		1,000,000	1,000,000

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	9,000,000

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (d)		5,564,716	9,064,716
		Preferred Stock (1,000,000 shares) (b, h)		9,660,637	12,562,408
		Warrants (d)		—	1,100,000

				15,225,353	22,727,124

Sub Total Affiliate investments				116,118,374	127,959,158

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
October 31, 2007

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments - 44.88% (a, c, g, f)

auto MOTOL BENI	Automotive Dealership	Bridge Loan 12.0000%, 12/31/2007 (e, h)	$2,000,000	$2,000,000	$2,000,000
		Common Stock (200 shares) (d, e)		2,000,000	2,700,000

				4,000,000	4,700,000

Harmony Pharmacy & Health Center, Inc.	Healthcare - Retail	Revolving Credit Facility 10.0000%, 12/01/09 (h)	4,000,000	4,000,000	4,000,000
		Common Stock (2,000,000 shares) (d)		750,000	750,000

				4,750,000	4,750,000

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		20,911,500	20,911,500
		Bridge Loan 10.0000%, 03/17/2008 (e, h)	19,088,500	19,088,500	19,088,500

				40,000,000	40,000,000

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		116,173	116,173

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	17,200,000
		Convertible Unsecured Subordinated Promissary Note 17.1288%, 07/30/2008 (h)	3,250,000	3,250,000	3,250,000

				20,250,000	20,450,000

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	2,600,000

SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e, h)	6,187,350	6,059,477	6,059,477
		Common Equity Interest (d, e)		438,551	560,000
		Preferred Equity Interest (d, e)		5,000,000	5,600,000

				11,498,028	12,219,477

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012 (b, h)	5,414,733	5,334,906	5,414,733
		Common Stock (800 shares) (d)		11,200,000	12,200,000

				16,534,906	17,614,733

Timberland Machines & Irrigation, Inc.	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 14.5500%, 08/04/2009 (b, h)	6,860,431	6,824,441	6,860,431
		Junior Revolving Line of Credit 12.5000%, 07/07/2009 (h)	4,000,000	4,000,000	4,000,000
		Common Stock (542 shares) (d)		5,420,291	3,420,291
		Warrants (d)		—	—

				16,244,732	14,280,722

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	7,676,330	7,636,647	7,676,330
		Limited Liability Company Interest (d)		3,821,794	5,821,794
		Warrants (d)		—	—

				11,458,441	13,498,124

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	5,551,318	5,343,119	5,551,318
		Senior Credit Facility 12.2500% 7/26/2010 (h)	84,882	84,882	84,882
		Convertible Series B Preferred Stock (32,200 shares) (d)		500,000	500,000
		Convertible Series C Preferred Stock (8,216 shares) (d)		—	—
		Convertible Series F Preferred Stock (1,535 shares) (d)		—	—

				5,928,001	6,136,200

Velocitius B.V.	Renewable Energy	Revolving Credit Facility I, 8.0000%, 10/31/2009 (e, h)	191,084	191,084	191,084
		Revolving Credit Facility II, 8.0000%, 04/30/2010 (e, h)	612,882	612,882	612,882
		Common Equity Interest (d, e)		11,395,315	11,395,315

				12,199,281	12,199,281

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d)		5,500,000	15,421
		Preferred Stock (6,443,188 shares) (d)		1,134,001	9,484,579

				6,634,001	9,500,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	700,000	700,000	700,000
		Common Stock (81,000 shares) (d)		1,850,000	3,700,000

				2,550,000	4,400,000

WBS Carbons Acquistions Corp.	Specialty Chemicals	Bridge Loan 5.0000%, 11/22/2011 (b, h)	1,600,000	1,600,000	1,600,000
		Common Stock (400 shares) (d)		1,600,000	1,600,000

				3,200,000	3,200,000

Sub Total Control Investments				157,663,563	165,664,710

TOTAL INVESTMENT ASSETS 102.73% (f)				$393,428,353	$379,167,534

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except auto MOTOL BENI, Genevac U.S. Holdings, Inc., Lockorder Limited, SafeStone Technologies Limited, MVC Automotive B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $369,096,769 as of October 31, 2007.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

- Denotes zero Cost or fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Company”)
Notes to Consolidated Financial Statements
July 31, 2008
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
4. Concentration of Market Risk
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represented approximately 77.48% of the Company’s total assets at July 31, 2008. As discussed in Note 5, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.

5. Portfolio Investments
     For the Nine Month Period Ended July 31, 2008
     During the nine month period ended July 31, 2008, the Company made two new investments, committing capital totaling approximately $24.8 million. The investments were made in SP Industries, Inc. (“SP”) ($24.0 million) and SGDA Europe B.V. (“SGDA Europe”) ($750,000).
     The Company also made nine follow-on investments in existing portfolio companies committing capital totaling approximately $68.7 million. During the nine month period ended July 31, 2008, the Company made additional investments totaling approximately $217,000 in MVC Partners LLC (“MVC Partners”). In connection with these investments, MVC Partners has made an investment in MVC Acquisition Corp., a newly-formed blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. During the nine month period ended July 31, 2008, the Company also made additional investments totaling $3.3 million in Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”) in the form of a demand note. The demand note has an annual interest rate of 10%. On November 30, 2007, the Company invested an additional $36.7 million in Ohio Medical Corporation (“Ohio Medical”) in the form of a $10.0 million senior subordinated note and $26.7 million in 9,917 shares of convertible preferred stock. At this time, the $3.3 million convertible unsecured subordinated promissory note was converted into preferred stock. The note has an annual interest rate of 16% and a maturity date of May 30, 2012. On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC. On February 29, 2008, the Company invested an additional $7.8 million in Summit Research Labs, Inc. (“Summit”) in the form of a $3.0 million second lien loan and $4.8 million in common stock. The second lien loan has an annual interest rate of 14% and a maturity date of August 31, 2013. On April 25, 2008, the Company invested an additional $11.8 million in Auto MOTOL BENI (“BENI”) by purchasing 874 shares of common stock. On April 30, 2008 and July 31, 2008, the Company invested an additional $2.7 million and $4.0 million, respectively, in SGDA Europe in the form of equity interest. On July 30, 2008, the Company increased its investment in SP by approximately $1.3 million, investing an additional $1.2 million in the second lien loan and $50,000 in the first lien loan. On July 31, 2008, the Company extended Turf Products LLC (“Turf”) a $1.0 million junior revolving note. The revolving note has an annual interest rate of 2% and a maturity date of December 31, 2008. Turf immediately borrowed $1.0 million on the note.
     At the beginning of the 2008 fiscal year, the junior revolving note provided to Timberland Machines & Irrigation, Inc. (“Timberland”) had a balance outstanding of $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during the nine month period ended July 31, 2008 were $1.0 million resulting in a balance as of July 31, 2008 of $5.0 million.
     At October 31, 2007, the balance of the revolving credit facility provided to Octagon Credit Investors, LLC (“Octagon”) was $4.1 million. Net repayments during the nine month period ended July 31, 2008 were $1.2 million resulting in a balance outstanding as of July 31, 2008 of $2.9 million.
     At October 31, 2007, the balance of Line I (as defined in Note 6 “Commitments and Contingencies”), provided to Velocitius B.V. (“Velocitius”) was approximately $191,000. Repayments during the nine month period ended July 31, 2008 were approximately $191,000. There was no amount outstanding on Line I as of July 31, 2008.
     At October 31, 2007, the balance of Line II (as defined in Note 6 “Commitments and Contingencies”), provided to Velocitius was approximately $613,000. Repayments during the nine month period ended July 31, 2008 were approximately $613,000. There was no amount outstanding on Line II as of July 31, 2008.

     At October 31, 2007, the balance of the revolving senior credit facility provided to U.S. Gas & Electric, Inc. (“U.S. Gas”) was approximately $85,000. During the nine month period ended July 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with an annual rate of LIBOR plus 6% for a period of two years. This portion of the senior credit facility, in connection to the swap agreement, was approximately $571,000 at July 31, 2008. Net borrowings on the remaining portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were $2.4 million, resulting in a balance outstanding of $2.5 million at such date.
     During the nine month period ended July 31, 2008, the Company received approximately $1.5 million in principal payments on the term loan provided to Storage Canada. The balance of the term loan at July 31, 2008 was approximately $1.2 million.
     During the nine month period ended July 31, 2008, Phoenix Coal Corporation (“Phoenix Coal”) began trading on the Toronto Stock Exchange. Consistent with the Company’s valuation procedures, effective June 30, 2008, the Company has been marking this investment to its market price.
     On November 1, 2007, December 1, 2007, and January 1, 2008, the Company received $111,111, respectively, as principal payments from SP on term loan B.
     On November 2, 2007, Genevac U.S. Holdings, Inc. (“Genevac”) made a principal payment of $1.0 million on its senior subordinated loan.
     On December 31, 2007, March 31, 2008, and June 30, 2008, the Company received quarterly principal payments from BP Clothing, LLC (“BP”) on term loan A of $90,000. The balance of term loan A as of July 31, 2008 was approximately $2.3 million.
     On December 31, 2007, March 31, 2008, and June 30, 2008, Total Safety U.S., Inc. (“Total Safety”) made principal payments of $2,500 on its first lien loan. The balance of the first lien loan as of July 31, 2008 was approximately $985,000.
     On December 31, 2007, Turf borrowed $1.0 million from the secured junior revolving note. This was repaid on April 28, 2008. The note matured on May 1, 2008.
     On January 2, 2008, February 1, 2008, and July 1, 2008, the Company received principal payments of $37,500, $1,666,667, and $37,500, respectively, on the term loan provided to Innovative Brands, LLC (“Innovative Brands”). The balance of the term loan as of July 31, 2008 was approximately $13.1 million.
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
     On January 29, 2008, MVC Automotive Group B.V. (“MVC Automotive”) made a principal payment of $17.4 million on its bridge loan, resulting in a principal balance of $1.6 million.

     On February 29, 2008, the Company sold 400 shares of WBS Carbons Acquisition Corp. (“WBS”) at its cost of $1.6 million.
     On March 31, 2008 and June 30, 2008, SP made principal payments of $17,361 on its first lien loan on each payment date. The balance of the first lien loan as of July 31, 2008, was approximately $1.0 million.
     On April 15, 2008, the Company received a principal payment of $100,000 from Vestal Manufacturing Enterprises, Inc. (“Vestal”) on its senior subordinated debt. The balance of the senior subordinated debt as of July 31, 2008, was $600,000.
     On June 9, 2008, BENI was acquired by MVC Automotive to achieve operating efficiencies. BENI was, and MVC Automotive continues to be, 100% owned by the Company. MVC Automotive increased its shareholder’s equity by $14.5 million and assumed $2.0 million of debt as a result of the cashless transaction. There was no gain or loss to the Company from this transaction. The balance of the MVC Automotive bridge loan as of July 31, 2008 was $3.6 million and the common stock had a fair value of $45.0 million.
     On July 23, 2008, the Company sold 500,000 shares of Phoenix Coal Corporation (“Phoenix Coal”). The total amount received from the sale net of commission was approximately $512,000, resulting in a realized gain of approximately $262,000.
     On July 29, 2008, the Company sold 500,000 shares of Phoenix Coal. The total amount received from the sale net of commission was approximately $484,000, resulting in a realized gain of approximately $234,000.
     During the nine month period ended July 31, 2008, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $5.2 million, SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”) preferred equity interest by $375,000, Foliofn, Inc. (“Foliofn”) preferred stock by $6.0 million, SIA Tekers Invest (“Tekers”) common stock by $575,000, Custom Alloy Corporation (“Custom Alloy”) preferred stock by $12.5 million, Velocitius equity interest by $10.6 million, MVC Automotive equity interest by $9.6 million, PreVisor, Inc. (“PreVisor”) common stock by $2.7 million, Summit common stock by $6.0 million, and Vitality Foodservice, Inc. (“Vitality”) common stock and warrants by approximately $2.9 million. In addition, increases in the cost basis and fair value of the loans to GDC Acquisitions, LLC (“GDC”), SP, Harmony, Timberland, Amersham Corporation (“Amersham”), Marine Exhibition Corporation (“Marine”), BP, Summit, U.S. Gas, WBS, and Custom Alloy and the Vitality and Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $4,218,554. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $2.9 million due to a PIK distribution which was treated as a return of capital. Also, during the nine month period ended July 31, 2008, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $136,000. The Valuation Committee also decreased the fair value of the Company’s investments in Vendio Services, Inc. (“Vendio”) preferred stock by $2.3 million, Vestal common stock by $1.2 million and Timberland common stock by $3.4 million during the nine month period ended July 31, 2008.
     At July 31, 2008, the fair value of all portfolio investments, exclusive of short-term securities, was $453.3 million with a cost basis of $414.9 million. At July 31, 2008, the fair value and cost basis of portfolio investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $20.8 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $432.5 million and $359.0 million, respectively. At October 31, 2007, the fair value of all portfolio investments, exclusive of short-term securities, was $379.2 million with a cost basis of $393.4 million. At October 31, 2007, the fair value and cost basis of Legacy Investments was $17.1 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $362.1 million and $337.5 million, respectively.

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
     The Company also made 16 follow-on investments in existing portfolio companies committing capital totaling approximately $49.8 million. On November 7, 2006, the Company invested $100,000 in SGDA by purchasing an additional common equity interest. On December 22, 2006, the Company purchased an additional 56,472 shares of common stock in Vitality at a cost of approximately $565,000. On January 9, 2007, the Company extended to Turf a $1.0 million junior revolving note. Turf immediately borrowed $1.0 million from the note. On January 11, 2007, the Company provided Harmony Pharmacy a $4.0 million revolving credit facility. Harmony Pharmacy immediately borrowed $1.75 million from the credit facility. On February 16, 2007, the Company invested $1.8 million in HuaMei purchasing 450 shares of common stock. At the same time, the previously issued $200,000 convertible promissory note was exchanged for 50 shares of HuaMei common stock at the same price. On February 19, 2007, the Company invested an additional $8.4 million of common equity interest in Velocitius. On February 21, 2007 and May 4, 2007, the Company provided BP a $5.0 million and a $2.5 million second lien loan, respectively. On March 26, 2007, the Company extended a $1.0 million bridge loan to BENI. On March 30, 2007, the Company invested an additional $5.0 million in SP in the form of a subordinated term loan B. On May 1, 2007, the Company extended to Velocitius a $650,000 revolving line of credit Line II (as defined in Note 6 “Commitments and Contingencies”). Velocitius immediately borrowed approximately $547,000. The balance of the line of credit as of October 31, 2007 was approximately $613,000. On May 8, 2007, the Company provided Baltic Motors Corporation (“Baltic Motors”) a $5.5 million bridge loan. On May 9, 2007, the Company purchased 1.0 million shares of Dakota Growers Pasta Company, Inc. (“Dakota Growers”) preferred stock at a cost of $10.0 million. At that time, 65,000 shares of Dakota Growers common stock were converted to 65,000 shares of convertible preferred stock. On June 19, 2007, the Company increased the bridge loan to BENI to $2.0 million. The remaining available amount of $1.7 million was immediately drawn. On July 30, 2007, the Company provided Ohio Medical a $2.0 million convertible unsecured promissory note. On August 20, 2007, the Company contributed an additional $45,000 to MVC Partners, increasing the Company’s limited liability interest. On September 27, 2007, the Company invested an additional $1.25 million in Ohio Medical by increasing the convertible unsecured promissory note to $3.25 million.
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
6. Commitments and Contingencies
     Commitments to/for Portfolio Companies:
     At July 31, 2008, the Company’s existing commitments to portfolio companies consisted of the following:
Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at July 31, 2008
Timberland Junior Revolver	$5.0 million	$5.0 million
Storage Canada Loan	$6.0 million	$1.2 million
Marine Revolving Loan Facility	$2.0 million	—
Octagon Revolving Credit Facility	$12.0 million	$2.9 million
Velocitius Revolving Line I	$260,000	—
Turf Junior Revolver	$1.0 million	$1.0 million
Harmony Pharmacy Revolving Credit Facility	$4.0 million	$4.0 million
Velocitius Revolving Line II	$650,000	—
Tekers Guarantee	$2.2 million	—
U.S. Gas Revolving Credit Facility	$10.0 million	$3.0 million
U.S. Gas Junior Revolver	$2.0 million	—
MVC Automotive Guarantee	$10.1 million	—
MVC Automotive Guarantee	$6.2 million	—

Total	$61.4 million	$17.1 million

     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On July 8, 2005 the Company extended to Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2009. The Company also receives a fee of 0.25% on the unused portion of the note. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. As of October 31, 2007, the funded debt under the junior revolving line of credit was $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during the nine month period ended July 31, 2008 were $1.0 million resulting in a balance as of July 31, 2008 of $5.0 million.
     On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment was for one year, but may be renewed annually with the consent of both parties. The commitment was renewed in March 2008. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013.

Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2007, the outstanding balance of the loan commitment was $2.7 million. Net repayments during the nine month period ended July 31, 2008 were approximately $1.5 million, resulting in a balance of approximately $1.2 million at such date.
     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. There was no amount outstanding on the revolving loan facility as of July 31, 2008.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. At October 31, 2007 the outstanding balance of the revolving credit facility provided to Octagon was $4.1 million. Net repayments during the nine month period ended July 31, 2008 were $1.2 million resulting in a balance outstanding of $2.9 million on that date.
     On October 30, 2006, the Company provided Velocitius a $260,000 revolving line of credit (“Line I”). Line I expires on October 31, 2009 and bears annual interest at 8%. At October 31, 2007, the balance of the Line I was approximately $191,000. Repayments during the nine month period ended July 31, 2008 were approximately $191,000. There was no amount outstanding on Line I as of July 31, 2008.
     On January 9, 2007, the Company extended to Turf a $1.0 million secured junior revolving note. The note bears annual interest at 12.5% and expires on May 1, 2008. The Company also receives a fee of 0.25% of the unused portion of the note. There was no amount outstanding on the secured junior revolving note as of October 31, 2007. On December 31, 2007, Turf borrowed $1.0 million from the secured junior revolving note. Turf repaid $1.0 million on the secured junior revolving note on April 28, 2008. This note matured on May 1, 2008.
     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. At October 31, 2007 and July 31, 2008, the outstanding balance of the revolving credit facility provided was $4.0 million.
     On May 1, 2007, the Company provided Velocitius a $650,000 revolving line of credit (“Line II”). Line II expires on April 30, 2010 and bears annual interest at 8%. At October 31, 2007, there was approximately $613,000 outstanding. Repayments during the nine month period ended July 31, 2008 were approximately $613,000. There was no amount outstanding on Line II as of July 31, 2008.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.2 million at July 31, 2008.
     On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility and a $2.0 million junior revolver to U.S. Gas. The senior credit facility bears annual interest at either LIBOR plus 6% or Prime plus 4.5%, this election is at U.S. Gas’ discretion. The junior revolver bears annual interest at 14%. The Company receives a fee of 0.50% on the unused portion of the senior credit facility and the junior revolver. The revolving senior credit facility and junior revolver expire on July 26, 2010. At October 31, 2007, there was approximately $85,000 outstanding on the revolving senior credit facility. During the nine month period ended July 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with a LIBOR based borrowing rate for a period of two years. This portion of the senior credit facility was approximately $571,000 at July 31, 2008.

Net borrowings on the remaining portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were $2.4 million, resulting in a balance outstanding of $2.5 million at such date. There was no amount outstanding on the junior revolver as of October 31, 2007 and July 31, 2008.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $10.1 million at July 31, 2008.
     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $6.2 million at July 31, 2008) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended to Turf a $1.0 million secured junior revolving note. The note bears annual interest at 2.0% and expires on December 31, 2008. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note resulting in a balance of $1.0 million at such date.
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
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (“Credit Facility I”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2007, there was $50.0 million in term debt and $30.0 million in revolving credit on Credit Facility I outstanding. During the nine month period ended July 31, 2008, the Company’s net borrowings on Credit Facility I were $20.0 million. As of July 31, 2008, there was $50.0 million in term debt and $50.0 million outstanding on the revolving credit facility. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. Credit Facility I will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility I will be due and payable. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.
     On April 24, 2008, the Company entered into a two-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). During the nine month period ended July 31, 2008, the Company’s net borrowings on Credit Facility II were $50.0 million. Credit Facility II provides financing to the Company in addition to the Company’s existing $100 million Credit Facility I with Guggenheim.

Proceeds from borrowings made under Credit Facility II are used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 50 basis points. In addition, the Company is also subject to a 25 basis point utilization fee for the amount of Credit Facility II that is outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities whose purchase has been approved by BB&T.
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
     At October 31, 2007, the provision for estimated incentive compensation was $17,875,496. During the nine month period ended July 31, 2008, this provision for incentive compensation was decreased by a net amount of $3,576,743 to $14,298,753. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of nine of the Company’s portfolio investments (U.S. Gas, Vitality, Summit, Tekers, SGDA, Custom Alloy, Velocitius, MVC Automotive and PreVisor) by a total of $50.3 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $2.9 million due to a PIK distribution, which was treated as a return of capital. The net decrease in the provision for incentive compensation during the nine month period ended July 31, 2008 was a result of the incentive compensation payment to TTG Advisers of approximately $12.9 million due to the sale of Baltic Motors and BM Auto. Pursuant to the Advisory Agreement, incentive compensation payments will be made to TTG Advisers only upon the occurrence of a realization event (as defined under such agreement). On July 24, 2007, as discussed in “Realized Gains and Losses on Portfolio Securities, For the Fiscal Year Ended October 31, 2007,” the Company realized a gain of $66.5 million from the sale of Baltic Motors and BM Auto. This transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment was not required to be made until the precise amount of the payment obligation was confirmed based on the Company’s completed audited financials for the fiscal year 2007. The payment obligation to TTG Advisers from this transaction totaled approximately $12.9 million (20% of the realized gain from the sale less unrealized depreciation on the portfolio). The net decrease also reflects the Valuation Committee’s determination to decrease the fair values of two of the Company’s portfolio investments (Timberland and Vestal) by a total of $4.6 million. During the nine month period ended July 31, 2008, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

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
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 applies to financial statements for fiscal years beginning after December 15, 2006 as deferred by FSP 48-2. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. We do not believe that FIN 48 has a material impact on the Company’s financial condition or results of operations. If the tax law requires interest and/or penalties to be paid on an underpayment of income taxes, interest and penalties will be classified as income taxes on our financial statements, if applicable.
     Management has provided a full valuation allowance for the net operating loss deferred tax asset of approximately $414,000 for the nine month period ended July 31, 2008. Based on FAS109, management expects it is more likely than not that all or portion of the deferred tax asset will not be realized in the near future and there is sufficient negative evidence to support this decision. Management will revisit this at year end.
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

     For the Quarter Ended January 31, 2008
     On December 20, 2007, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on January 9, 2008 to shareholders of record on December 31, 2007. The total distribution amounted to $2,913,738, including distributions reinvested. In accordance with the Company’s dividend reinvestment plan (the “Plan”), Computershare Ltd., the Plan Agent, re-issued 15,930 shares of common stock from the Company’s treasury to shareholders participating in the Plan.
     For the Quarter Ended April 30, 2008
     On April 11, 2008, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on April 30, 2008 to shareholders of record on April 23, 2008. The total distribution amounted to $2,915,651, including distributions reinvested.
     For the Quarter Ended July 31, 2008
     On July 10, 2008, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on July 31, 2008 to shareholders of record on July 24, 2008. The total distribution amounted to $2,915,651, including distributions reinvested.
12. Segment Data
     The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc., and the financial advisory operations of its wholly-owned subsidiary, MVC Financial Services, Inc.
     The following table presents book basis segment data for the nine month period ended July 31, 2008:

	MVC	MVCFS	Consolidated
Interest and dividend income	$20,347,689	$110,465	$20,458,154
Fee income	159,487	2,728,068	2,887,555
Other income	435,560	—	435,560
Total operating income	20,942,736	2,838,533	23,781,269

Total operating expenses	17,229,313	4,170,922	21,400,235

Net operating income (loss) before taxes	3,713,423	(1,332,389)	2,381,034
Tax benefit	—	(106,123)	(106,123)
Net operating income (loss)	3,713,423	(1,226,266)	2,487,157
Net realized gain on investments and foreign currency	1,418,641	—	1,418,641
Net change in unrealized appreciation on investments	52,688,629	—	52,688,629
Net increase (decrease) in net assets resulting from operations	57,820,693	(1,226,266)	56,594,427
     In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc. With the externalization of the Company’s management on November 1, 2006, separate invoices are now sent to MVC Capital and MVCFS for the quarterly base management fee due to TTG Advisers.

13. Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements Statement No. 157 (“FAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This guidance, as required, will be applicable to our financial statements for our fiscal year 2009. Based upon the Company’s initial review of FAS 157’s impact, FAS 157 is not expected to have a material impact on our consolidated financial statements.
14. Subsequent Events
     Since July 31, 2008, net borrowings on the U.S. Gas senior credit facility were approximately $424,000.
     Since July 31, 2008, net repayments on the Octagon credit facility were approximately $2.8 million.
     On August 4, 2008, U.S.Gas drew on their $2.0 million junior revolver in full. Interest rate on the revolver is 14% with a maturity date of July 25, 2012.
     On August 4, 2008, the Company repaid $50.0 million on Credit Facility I and repaid $50.0 million on Credit Facility II.
     On August 5, 2008, Custom Alloy made a principal payment of $2.0 million on its unsecured subordinated loan.
     On August 12, 2008, the Company invested $1.5 million in TerraMark, L.P. in the form of a senior secured loam. The loan bears annual interest at 10% and matures on February 12, 2009.
     On August 29, 2008, GDC made a principal payment of $250,000 on its senior subordinated loan.
     On August 29, 2008, the Company borrowed $50.0 million from on Credit Facility I and $50.0 million on Credit Facility II.
     On September 3, 2008, the Company invested approximately $28.0 million in Security Holdings B.V. in the form of an equity interest.

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

Selected Consolidated Financial Data

	Nine Month	Nine Month
	Period Ended	Period Ended	Year Ended
	July 31,	July 31,	October 31,
	2008	2007	2007
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$20,458	$15,982	$22,826
Fee income	2,888	2,278	3,750
Other income	435	252	374

Total operating income	23,781	18,512	26,950

Expenses:
Incentive compensation (Note 9)	9,326	10,042	10,813
Administrative	2,321	1,929	2,559
Interest, fees and other borrowing costs	3,274	3,636	4,859
Management fee	6,479	5,105	7,034

Total operating expenses	21,400	20,712	25,265

Net operating income (loss) before taxes	2,381	(2,200)	1,685

Tax benefit	(106)	(452)	(375)

Net operating income (loss)	2,487	(1,748)	2,060

Net realized and unrealized gains (losses):
Net realized gains (losses)	1,419	65,850	66,944
Net change in unrealized appreciation (depreciation)	52,689	(6,914)	(3,302)

Net realized and unrealized gains on investments	54,108	58,936	63,642

Net increase in net assets resulting from operations	$56,595	$57,188	$65,702

Per Share:
Net increase in net assets per share resulting from operations	$2.33	$2.57	$2.92
Dividends per share	$0.36	$0.42	$0.54

Balance Sheet Data:
Portfolio at fair value	$453,301	$316,867	$379,168
Portfolio at cost	414,874	334,740	393,428
Total assets	585,051	436,549	470,491
Shareholders’ equity	417,429	363,453	369,097
Shareholders’ equity per share (net asset value)	$17.18	$14.98	$15.21
Common shares outstanding at period end	24,297	24,262	24,265
Other Data:
Number of Investments funded in period	11	22	26
Investments funded ($) in period	$93,471	$100,700	$167,134

	2008			2007				2006
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
				(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	6,804	8,081	8,896	8,438	7,030	6,073	5,409	6,104	4,607	3,915	3,882
Incentive compensation	3,929	3,740	1,657	771	1,618	4,898	3,526	1,338	1,161	2,005	1,551
Interest, fees and other borrowing costs	1,022	1,081	1,171	1,223	1,252	1,256	1,128	910	636	39	9
Management fee	2,276	2,185	2,018	1,929	1,616	1,854	1,635	—	—	—	—
Other expenses	887	753	681	630	608	652	669	2,117	1,676	1,739	1,387
Tax expense (benefit)	58	(186)	22	77	(78)	(394)	20	16	62	(24)	105
Net operating income (loss) before net realized and unrealized gains	(1,368)	508	3,347	3,808	2,014	(2,193)	(1,569)	1,723	1,072	156	830
Net increase in net assets resulting from operations	18,682	17,158	20,813	8,514	13,788	24,323	19,077	15,866	8,046	11,117	12,307
Net increase in net assets resulting from operations per share	0.77	0.70	0.86	0.35	0.57	1.00	1.00	0.83	0.42	0.58	0.65
Net asset value per share	17.18	16.53	15.95	15.21	14.98	14.53	13.23	12.41	11.70	11.40	10.94
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
     The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2007, the Company made ten new investments and 16 follow-on investments in existing portfolio companies, committing capital totaling approximately $167.1 million pursuant to our current investment objective. During the nine month period ended July 31, 2008, the Company made two new investments and nine follow-on investments in existing portfolio companies, committing capital totaling approximately $93.5 million.
     Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of July 31, 2008, 3.56% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.
     Our new portfolio investments are made pursuant to our current objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income. Under our investment approach, we are permitted to invest, without limit, in any one portfolio company, subject to any diversification limits required in order for us to continue to qualify as a RIC under Subchapter M of the Code. Due to our asset growth and composition, compliance with the RIC requirements currently restricts our ability to make additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of the issuer (“Non-Diversified Investments”).
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

     We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as a general partner or managing member to a private equity or other investment vehicle(s). In fact, during fiscal year 2006, we established MVC Partners for this purpose. Furthermore, our board of directors is currently considering authorizing the establishment of one or more investment vehicles that would have the ability, among other things, to make Non-Diversified Investments. Additionally, we may also acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds should such opportunities arise.
OPERATING INCOME
     For the Nine Month Periods Ended July 31, 2008 and 2007. Total operating income was $23.8 million for the nine month period ended July 31, 2008 and $18.5 million for the nine month period ended July 31, 2007, an increase of $5.3 million.
For the Nine Month Period Ended July 31, 2008
     Total operating income was $23.8 million for the nine month period ended July 31, 2008. The increase in operating income over the same period last year was primarily due to the increase in the number of investments that provide the Company with current income. The main components of investment income were the interest earned on loans and dividend income from portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $19.6 million in interest and dividend income from investments in portfolio companies. Of the $19.6 million recorded in interest/dividend income, approximately $4.2 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 2% to 17%. Also, the Company earned approximately $830,000 in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $2.9 million and $436,000, respectively.
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
OPERATING EXPENSES
     For the Nine Month Periods Ended July 31, 2008 and 2007. Operating expenses were $21.4 million for the nine month period ended July 31, 2008 and $20.7 million for the nine month period ended July 31, 2007, an increase of $700,000.
For the Nine Month Period Ended July 31, 2008
     Operating expenses were $21.4 million or 7.30% of the Company’s average net assets, when annualized, for the nine month period ended July 31, 2008. Significant components of operating expenses for the nine month period ended July 31, 2008, included the estimated provision for incentive compensation expense of approximately $9.3 million, the management fee of $6.5 million, and interest expense and other borrowing costs of $3.3 million. The estimated provision for incentive compensation expense is a non-cash, not yet payable, provisional expense relating to the Advisory Agreement.

     The $700,000 increase in the Company’s operating expenses for the nine month period ended July 31, 2008 compared to the nine month period ended July 31, 2007, was primarily due to the $1.4 million increase in the management fee expense offset by the decrease of $700,000 in the provision for estimated incentive compensation. It should be noted, in this regard, that the Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in each of the 2007 and 2008 fiscal years. For fiscal year 2007, the expense ratio was 3.0% (taking into account the same carve outs as those applicable to the expense cap).
     Pursuant to the terms of the Advisory Agreement, during the nine month period ended July 31, 2008, the estimated provision for incentive compensation on the balance sheet, was decreased by a net amount of $3,576,743 to $14,298,753. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of nine of the Company’s portfolio investments: U.S. Gas, Vitality, Summit, Tekers, SGDA, Custom Alloy, MVC Automotive, PreVisor and Velocitius by a total of $50.3 million. The provision also reflects the Valuation Committee’s determination to increase the fair value of the Ohio Medical preferred stock by approximately $2.9 million due to a PIK distribution which was treated as a return of capital. The net decrease in the provision for incentive compensation during the nine month period ended July 31, 2008 was a result of the incentive compensation payment to TTG Advisers of $12.9 million due to the sale of Baltic Motors and BM Auto (20% of the realized gain from the sale less unrealized depreciation on the portfolio). Pursuant to the Advisory Agreement, incentive compensation payments will be made only upon the occurrence of a realization event (such as the sale of shares of Baltic Motors and BM Auto). Without this reserve for incentive compensation, operating expenses would have been approximately $12.1 million or 4.06% of average net assets when annualized as compared to 7.24%, which is reported on the Consolidated Per Share Data and Ratios, for the nine month period ended July 31, 2008. The net decrease also reflects the Valuation Committee’s determination to decrease the fair values of two of the Company’s portfolio investments (Timberland and Vestal) by a total of $4.6 million. During the nine month period ended July 31, 2008, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 9 “Incentive Compensation” for more information.
     In February 2008, the Company renewed its Directors & Officers/Professional Liability Insurance policies at an annual premium expense of approximately $362,000, which is amortized over the twelve month life of the policy. The prior policy premium was $381,000.
For the Nine Month Period Ended July 31, 2007
     Operating expenses were $20.7 million or 9.05% of the Company’s average net assets, when annualized, for the nine month period ended July 31, 2007. Significant components of operating expenses for the nine month period ended July 31, 2007 included the estimated provision for incentive compensation expense of approximately $10.0 million, management fee of $5.1 million, and interest expense and other borrowing costs of $3.6 million. The estimated provision for incentive compensation expense is a non-cash, not yet payable, provisional expense relating to the Advisory Agreement.
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
     Pursuant to the terms of the Advisory Agreement, during the nine month period ended July 31, 2007, the provision for incentive compensation was increased by a net amount of $9,931,942 to $17,104,294. The increase in the provision for incentive compensation during the nine month period ended July 31, 2007 primarily resulted from the sale of Baltic Motors and BM Auto for a combined realized gain of $65.5 million, which was a $52.3 million increase from the carrying value at October 31, 2006. The Valuation Committee also determined to increase the fair values of five of the Company’s portfolio investments (Dakota, Octagon, SGDA, PreVisor and Vitality) by a total of $5.8 million and decrease the fair value of Ohio by $9.0 million. During the year ended October 31, 2006, Mr. Tokarz was paid no cash or other compensation. However, on October 2, 2006, the Company realized a gain of $551,092 from the sale of a portion of the Company’s LLC membership interest in Octagon. This transaction triggered an incentive compensation payment obligation of $110,218 to Mr. Tokarz, which was paid on January 12, 2007. After the increase in the provision for incentive compensation due to the sale of Baltic Motors and BM Auto and the decrease in the provision due to the Valuation Committee’s determinations and payment made to Mr. Tokarz, the reserve balance at July 31, 2007 was $17,104,294. This reserve balance of $17,104,294 will remain unpaid until net capital gains are realized, if ever, by the Company. Pursuant to the Advisory Agreement, incentive compensation payments will be made only upon the occurrence of a realization event (such as the sale of shares of Baltic Motors and BM Auto). Without this reserve for incentive compensation, operating expenses would have been approximately $10.7 million or 4.47% of average net assets when annualized as compared to 8.86%, which is reported on the Consolidated Per Share Data and Ratios, for the nine month period ended July 31, 2007. During the nine month period ended July 31, 2007, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 9 “Incentive Compensation” for more information.
REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES
     For the Nine Month Periods Ended July 31, 2008 and 2007. Net realized gains for the nine month period ended July 31, 2008 were $1.4 million and $65.8 million for the nine month period ended July 31, 2007, a decrease of approximately $64.4 million.
For the Nine Month Period Ended July 31, 2008
     Net realized gains for the nine month period ended July 31, 2008 were $1.4 million. The significant component of the Company’s net realized gains for the nine month period ended July 31, 2008 was primarily due to the gain on the sale of Genevac common stock and Phoenix Coal common stock. On January 2, 2008, Genevac repaid its senior subordinated loan in full including all accrued interest. The total amount received was $11.9 million. The Company, at this time, sold 140 shares of Genevac common stock for $1.7 million, resulting in a capital gain of $595,000. On July 23, 2008, the Company sold 500,000 shares of Phoenix Coal. The total amount received from the sale net of commission was approximately $512,000, resulting in a realized gain of approximately $262,000. On July 29, 2008, the Company sold 500,000 more shares of Phoenix Coal. The total amount received from the sale net of commission was approximately $484,000, resulting in a realized gain of approximately $234,000. The Company also received a distribution related to the sale of Baltic of approximately $283,000.
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
UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES
     For the Nine Month Periods Ended July 31, 2008 and 2007. The Company had a net change in unrealized appreciation on portfolio investments of $52.7 million for the nine month period ended July 31, 2008 and unrealized depreciation of $6.9 million for the nine month period ended July 31, 2007.

For the Nine Month Period Ended July 31, 2008
     The Company had a net change in unrealized appreciation on portfolio investments of $52.7 million for the nine month period ended July 31, 2008. The change in unrealized appreciation on investment transactions for the nine month period ended July 31, 2008 primarily resulted from the Valuation Committee’s decision to increase the fair value of the Company’s investments in U.S. Gas preferred stock by $5.2 million, SGDA preferred equity interest by $375,000, Foliofn preferred stock by $6.0 million, Tekers common stock by $575,000, Custom Alloy preferred stock by $12.5 million, Velocitius equity interest by $10.6 million, MVC Automotive equity interest by $9.6 million, PreVisor common stock by $2.7 million, Summit common stock by $6.0 million, Vitality common stock and warrants by approximately $2.9 million and Ohio Medical preferred stock by approximately $2.9 million due to a PIK distribution which was treated as a return of capital. The Valuation Committee also decreased the fair value of the Company’s investments in Vendio preferred stock by $2.3 million, Vestal common stock by $1.2 million and Timberland common stock by $3.4 million.
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
PORTFOLIO INVESTMENTS
     For the Nine Month Period Ended July 31, 2008 and the Year Ended October 31, 2007. The cost of the portfolio investments held by the Company at July 31, 2008 and at October 31, 2007 was $414.9 million and $393.4 million, respectively, an increase of $21.5 million. The aggregate fair value of portfolio investments at July 31, 2008 and at October 31, 2007 was $453.3 million and $379.2 million, respectively, an increase of $74.1 million. The cost and aggregated market value of short-term securities held by the Company at July 31, 2008 and at October 31, 2007 was $0. The cost and aggregate fair value of cash and cash equivalents held by the Company at July 31, 2008 and at October 31, 2007 was $125.0 million and $84.7, respectively, an increase of approximately $40.3 million.
For the Nine Month Period Ended July 31, 2008
     During the nine month period ended July 31, 2008, the Company made two new investments, committing capital totaling approximately $24.8 million. The investments were made in SP ($24.0 million) and SGDA Europe ($750,000).
     The Company also made nine follow-on investments in existing portfolio companies committing capital totaling approximately $68.7 million. During the nine month period ended July 31, 2008, the Company made additional investments totaling approximately $217,000 in MVC Partners. In connection with these investments, MVC Partners has made an investment in MVC Acquisition Corp., a newly-formed blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

During the nine month period ended July 31, 2008, the Company also made additional investments totaling $3.3 million in Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10%. On November 30, 2007, the Company invested an additional $36.7 million in Ohio Medical in the form of a $10.0 million senior subordinated note and $26.7 million in 9,917 shares of convertible preferred stock. At this time, the $3.3 million convertible unsecured subordinated promissory note was converted into preferred stock. The note has an annual interest rate of 16% and a maturity date of May 30, 2012. On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC. On February 29, 2008, the Company invested an additional $7.8 million in Summit in the form of a $3.0 million second lien loan and $4.8 million in common stock. The second lien loan has an annual interest rate of 14% and a maturity date of August 31, 2013. On April 25, 2008, the Company invested an additional $11.8 million in BENI by purchasing 874 shares of common stock. On April 30, 2008 and July 31, 2008, the Company invested an additional $2.7 million and $4.0 million, respectively, in SGDA Europe in the form of equity interest. On July 30, 2008, the Company increased its investment in SP by approximately $1.3 million, investing an additional $1.2 million in the second lien loan and $50,000 in the first lien loan. On July 31, 2008, the Company extended Turf a $1.0 million junior revolving note. The revolving note has an annual interest rate of 2% and a maturity date of December 31, 2008. Turf immediately borrowed $1.0 million on the note.
     At the beginning of the 2008 fiscal year, the junior revolving note provided to Timberland had a balance outstanding of $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during the nine month period ended July 31, 2008 were $1.0 million resulting in a balance as of July 31, 2008 of $5.0 million.
     At October 31, 2007, the balance of the revolving credit facility provided to Octagon was $4.1 million. Net repayments during the nine month period ended July 31, 2008 were $1.2 million resulting in a balance outstanding as of July 31, 2008 of $2.9 million.
     At October 31, 2007, the balance of Line I (as defined in Note 6 “Commitments and Contingencies”), provided to Velocitius was approximately $191,000. Repayments during the nine month period ended July 31, 2008 were approximately $191,000. There was no amount outstanding on Line I as of July 31, 2008.
     At October 31, 2007, the balance of Line II (as defined in Note 6 “Commitments and Contingencies”), provided to Velocitius was approximately $613,000. Repayments during the nine month period ended July 31, 2008 were approximately $613,000. There was no amount outstanding on Line II as of July 31, 2008.
     At October 31, 2007, the balance of the revolving senior credit facility provided to U.S. Gas was approximately $85,000. During the nine month period ended July 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with an annual rate of LIBOR plus 6% for a period of two years. This portion of the senior credit facility, in connection to the swap agreement, was approximately $571,000 at July 31, 2008. Net borrowings on the remaining portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were $2.4 million resulting, in a balance outstanding of $2.5 million at such date.
     During the nine month period ended July 31, 2008, the Company received approximately $1.5 million in principal payments on the term loan provided to Storage Canada. The balance of the term loan at July 31, 2008 was approximately $1.2 million.
     During the nine month period ended July 31, 2008, Phoenix Coal began trading on the Toronto Stock Exchange. Consistent with the Company’s valuation procedures, effective June 30, 2008, the Company has been marking this investment to its market price.

     On November 1, 2007, December 1, 2007, and January 1, 2008, the Company received $111,111, respectively, as principal payments from SP on term loan B.
     On November 2, 2007, Genevac made a principal payment of $1.0 million on its senior subordinated loan.
     On December 31, 2007, March 31, 2008, and June 30, 2008, the Company received quarterly principal payments from BP on term loan A of $90,000. The balance of term loan A as of July 31, 2008 was approximately $2.3 million.
     On December 31, 2007, March 31, 2008, and June 30, 2008, Total Safety made principal payments of $2,500 on its first lien loan. The balance of the first lien loan as of July 31, 2008 was approximately $985,000.
     On December 31, 2007, Turf borrowed $1.0 million from the secured junior revolving note. This was repaid on April 28, 2008. The note matured on May 1, 2008.
     On January 2, 2008, February 1, 2008, and July 1, 2008, the Company received principal payments of $37,500, $1,666,667, and $37,500, respectively, on the term loan provided to Innovative Brands. The balance of the term loan as of July 31, 2008 was approximately $13.1 million.
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
     On January 29, 2008, MVC Automotive made a principal payment of $17.4 million on its bridge loan, resulting in a principal balance of $1.6 million.
     On February 29, 2008, the Company sold 400 shares of WBS at its cost of $1.6 million.
     On March 31, 2008 and June 30, 2008, SP made principal payments of $17,361 on its first lien loan on each payment date. The balance of the first lien loan as of July 31, 2008, was approximately $1.0 million.
     On April 15, 2008, the Company received a principal payment of $100,000 from Vestal on its senior subordinated debt. The balance of the senior subordinated debt as of July 31, 2008, was $600,000.
     On June 9, 2008, BENI was acquired by MVC Automotive to achieve operating efficiencies. Both entities were 100% owned by the Company. MVC Automotive increased its shareholder’s equity by $14.5 million and assumed $2.0 million of debt as a result of the cashless transaction. There was no gain or loss to the Company from this transaction. The balance of the MVC Automotive bridge loan as of July 31, 2008 was $3.6 million and the common stock had a fair value of $45.0 million.
     On July 23, 2008, the Company sold 500,000 shares of Phoenix Coal. The total amount received from the sale net of commission was approximately $512,000, resulting in a realized gain of approximately $262,000.

     On July 29, 2008, the Company sold 500,000 shares of Phoenix Coal. The total amount received from the sale net of commission was approximately $484,000, resulting in a realized gain of approximately $234,000.
     During the nine month period ended July 31, 2008, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $5.2 million, SGDA preferred equity interest by $375,000, Foliofn preferred stock by $6.0 million, Tekers common stock by $575,000, Custom Alloy preferred stock by $12.5 million, Velocitius equity interest by $10.6 million, MVC Automotive equity interest by $9.6 million, PreVisor common stock by $2.7 million, Summit common stock by $6.0 million, and Vitality common stock and warrants by approximately $2.9 million. In addition, increases in the cost basis and fair value of the loans to GDC, SP, Harmony, Timberland, Amersham, Marine, BP, Summit, U.S. Gas, WBS, and Custom Alloy and the Vitality and Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $4,218,554. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $2.9 million due to a PIK distribution which was treated as a return of capital. Also, during the nine month period ended July 31, 2008, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $136,000. The Valuation Committee also decreased the fair value of the Company’s investments in Vendio preferred stock by $2.3 million, Vestal common stock by $1.2 million and Timberland common stock by $3.4 million during the nine month period ended July 31, 2008.
     At July 31, 2008, the fair value of all portfolio investments, exclusive of short-term securities, was $453.3 million with a cost basis of $414.9 million. At July 31, 2008, the fair value and cost basis of Legacy Investments was $20.8 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $432.5 million and $359.0 million, respectively. At October 31, 2007, the fair value of all portfolio investments, exclusive of short-term securities, was $379.2 million with a cost basis of $393.4 million. At October 31, 2007, the fair value and cost basis of Legacy Investments was $17.1 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $362.1 million and $337.5 million, respectively.
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
Portfolio Companies
     During the nine month period ended July 31, 2008, the Company had investments in the following portfolio companies:
Actelis Networks, Inc.
     Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

     At October 31, 2007 and July 31, 2008, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been fair valued at $0.
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
     During the nine month period ended July 31, 2008, the Company received all interest due from Amersham.
     At July 31, 2008, the notes had a combined outstanding balance, cost, and fair value of $5.9 million. The increase in the outstanding balance, cost and fair value of the loan, is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     On June 9, 2008, BENI was acquired by MVC Automotive to achieve operating efficiencies. BENI was, and MVC Automotive continues to be, 100% owned by the Company. MVC Automotive increased its shareholder’s equity by $14.5 million and assumed $2.0 million of debt as a result of the cashless transaction. There was no gain or loss to the Company from this transaction. The balance of the MVC Automotive bridge loan as of July 31, 2008 was $3.6 million and the common stock had a fair value of $45.0 million.
     At July 31, 2008, the Company no longer held an investment in BENI.
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
     On December 31, 2007, March 31, 2008, and June 30, 2008, the Company received quarterly principal payments from BP on term loan A of $90,000.
     At July 31, 2008, the loans had a combined cost basis and fair value of $22.1 million and $22.3 million respectively. The increase in the outstanding balance, cost and fair value of the loans is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     During the nine month period ended July 31, 2008, the Valuation Committee increased the fair value of Series A preferred stock by $55,000 and Series B preferred stock by approximately $12.5 million.
     At July 31, 2008, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and was fair valued at $99,000, 1,991 shares of convertible series B preferred stock at a cost of approximately $10.0 million and was fair valued at approximately $22.4 million. The unsecured subordinated loan had an outstanding balance of $14.0 million, a cost of $13.6 million, and was fair valued at $14.0 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     At October 31, 2007 and July 31, 2008, the Company’s investment in Dakota Growers consisted of 1,016,195 shares of common stock with a cost of $5.5 million and fair valued at $10.2 million and 1,065,000 shares of convertible preferred stock with a cost of $10.4 million and fair valued at $10.7 million.
     Michael Tokarz, Chairman of the Company, serves as a director of Dakota Growers.

DPHI, Inc. (formerly DataPlay, Inc.)
     DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.
     At October 31, 2007 and July 31, 2008, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.
Endymion Systems, Inc.
     Endymion Systems, Inc. (“Endymion”), Oakland, California, a Legacy Investment, is a single source supplier for strategic, web-enabled, end-to-end business solutions designed to help its customers leverage Internet technologies to drive growth and increase productivity.
     At October 31, 2007 and July 31, 2008, the Company’s investment in Endymion consisted of 7,156,760 shares of Series A preferred stock with a cost of $7.0 million. The investment has been fair valued at $0.
Foliofn, Inc.
     Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.
     At October 31, 2007, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and fair value of $7.6 million.
     During the nine month period ended July 31, 2008, the Valuation Committee determined to increase the fair value of the investment by $6.0 million.
     The fair value of the Company’s equity investment in Foliofn at July 31, 2008 was $13.6 million.
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
     At July 31, 2008, the loan had an outstanding balance and cost of $3.3 million. The loan was fair valued at $3.3 million. The increase in the outstanding balance, cost and fair value of the loan, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     At July 31, 2008, the Company no longer held an investment in Genevac.

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
     During the nine month period ended July 31, 2008, the Company made additional investments totaling $3.3 million in Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10%.
     At July 31, 2008, the Company’s investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and was fair valued at $750,000. The revolving credit facility had an outstanding balance of $4.2 million, a cost of $4.2 million, and a fair value of $4.0 million. The demand note had an outstanding balance of $3.3 million with a cost and fair value of $3.3 million. The increase in the outstanding balance and cost basis of the revolving credit facility is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The Company has reserved against the interest accrued on the revolving credit facility and demand note due to losses related to expansion costs.
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
     At July 31, 2008, the loans had a combined outstanding balance, cost basis, and fair value of $3.8 million.
HuaMei Capital Company, Inc.
     HuaMei, Chicago, Illinois, is a Chinese American cross border investment bank and advisory company.
     At October 31, 2007 and July 31, 2008, the Company’s investment in HuaMei consisted of 500 shares of common stock with a cost and fair value $2.0 million.
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

     At July 31, 2008, the Company no longer held an investment in Impact.
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
     At July 31, 2008, the loan had an outstanding balance, cost basis, and was fair valued at approximately $13.1 million.
Lockorder Limited (formerly Safestone Technologies PLC)
     Lockorder, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.
     At October 31, 2007 and July 31, 2008, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.
Mainstream Data, Inc.
     Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet, and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations, and digital images to subscribers around the world.
     At October 31, 2007 and July 31, 2008, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.
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
     At July 31, 2008, the Company’s senior secured loan had an outstanding balance of $10.8 million, a cost of $10.7 million and was fair valued at $10.8 million. The secured revolving note was not drawn upon. The preferred stock had been fair valued at $2.3 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock, is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.

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
     During the nine month period ended July 31, 2008, the Valuation Committee increased the fair value of the Company’s equity interest in MVC Automotive by approximately $9.6 million.
     On June 9, 2008, BENI was acquired by MVC Automotive to achieve operating efficiencies. BENI was, and MVC Automotive continues to be, 100% owned by the Company. MVC Automotive increased its shareholder’s equity by $14.5 million and assumed $2.0 million of debt as a result of the cashless transaction. There was no gain or loss to the Company from this transaction.
     At July 31, 2008, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $34.7 million and was fair valued at $45.0 million. The bridge loan had a balance of $3.6 million with a cost basis and fair value of $3.6 million.
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
     During the nine month period ended July 31, 2008, the Company made additional investments totaling approximately $217,000 in MVC Partners. In connection with these investments, MVC Partners has made an investment in MVC Acquisition Corp., a newly-formed blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We have agreed to serve as the corporate sponsor of MVC Acquisition Corp. Michael Tokarz, our Chairman and Portfolio Manager and the Manager of TTG Advisers, and Peter Seidenberg, our Chief Financial Officer, currently serve as Chairman of the Board and Chief Financial Officer, respectively, for MVC Acquisition Corp. In connection with our sponsorship of MVC Acquisition Corp., we have agreed to purchase, through MVC Partners, an aggregate of $5,000,000 of warrants from MVC Acquisition Corp. concurrent with the consummation of its initial public offering. In addition, we anticipate the execution of a letter agreement with MVC Acquisition Corp., providing MVC Acquisition Corp. with a right of first review with respect to target businesses with a fair market value in excess of $250 million.
     At July 31, 2008, the Company’s equity investment in MVC Partners had a cost basis and fair value of approximately $333,000.
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

     Net repayments during the nine month period ended July 31, 2008 were $1.2 million resulting in a balance outstanding as of July 31, 2008 of $2.9 million.
     During the nine month period ended July 31, 2008, the Company allocated approximately $436,000 in flow-through income and approximately $24,000 in capital gains. Of these amounts, approximately $324,000 was received in cash and $136,000 was undistributed and therefore increased the cost of the investment.
     At July 31, 2008, the term loan had an outstanding balance of $5.0 million with a cost of $5.0 million. The loan was fair valued at $5.0 million. The increase in cost basis of the loan is due to the amortization of loan origination fees. The increase was approved by the Company’s Valuation Committee. The revolving line of credit had an outstanding balance of $2.9 million with a cost and fair value of $2.9 million.
     At July 31, 2008, the equity investment had a cost basis of approximately $1.2 million and was fair valued at $3.9 million by the Company’s Valuation Committee.
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
     On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC.
     At July 31, 2008 the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis and fair value of $17.0 million and $17.2 million, respectively, and 10,871 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $32.9 million. The increase in the fair value of the convertible preferred stock is due to a PIK distribution which was treated as a return of capital. This increase was approved by the Company’s Valuation Committee.
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
     At October 31, 2007, the Company’s investment in Phoenix Coal consisted of 1,666,667 shares of common stock which had a cost basis of approximately $1.0 million and was fair valued at $1.0 million.
     During the nine month period ended July 31, 2008, Phoenix Coal began trading on the Toronto Stock Exchange. Consistent with the Company’s valuation procedures, effective June 30, 2008, the Company has been marking this investment to its market price.
     On July 23, 2008, the Company sold 500,000 shares of Phoenix Coal. The total amount received from the sale net of commission was approximately $512,000, resulting in a realized gain of approximately $262,000.
     On July 29, 2008, the Company sold 500,000 shares of Phoenix Coal. The total amount received from the sale net of commission was approximately $484,000, resulting in a realized gain of approximately $234,000.

     At July 31, 2008, the Company’s investment in Phoenix Coal consisted of 666,667 shares of common stock which had a cost basis of $500,000 and was fair valued at approximately $707,000.
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
     During the nine month period ended July 31, 2008, the Valuation Committee increased the fair value of the common stock by $2.7 million.
     At July 31, 2008, the common stock had a cost basis and fair value of $6.0 million and $11.7 million, respectively.
SafeStone Technologies Limited (formerly Safestone Technologies PLC)
     SafeStone Limited, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.
     At October 31, 2007 and July 31, 2008, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.
SGDA Europe B.V.
     SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.
     On November 6, 2007, the Company invested $750,000 in SGDA Europe in the form of a common equity interest.
     On April 30, 2008, the Company invested $2.7 million in SGDA Europe in the form of an additional equity interest.
     On July 31, 2008, the Company invested $4.0 million in SGDA Europe in the form of an additional equity interest. The Company’s equity investment, at such date, had a cost basis, and was fair valued at $7.5 million.
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
     During the nine month period ended July 31, 2008, the Valuation Committee determined to increase the fair value of the Company’s preferred equity interest by $375,000.

     At July 31, 2008, the term loan had an outstanding balance of $6.2 million with a cost of $6.1 million. The term loan was fair valued at $6.1 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. These increases were approved by the Company’s Valuation Committee. The common equity interest in SGDA has been fair valued at $560,000 with a cost basis of approximately $439,000. The preferred equity interest has been fair valued at $6.0 million with a cost basis of $5.0 million.
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
     During the nine month period ended July 31, 2008, the Valuation Committee increased the fair value of the common stock by $575,000.
     At July 31, 2008, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and was fair valued at $3.2 million. The guarantee was equivalent to approximately $2.2 million at July 31, 2008, for Tekers.
Sonexis, Inc.
     Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.
     At October 31, 2007 and July 31, 2008, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been fair valued at $0.
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
     On March 31, 2008 and June 30, 2008, SP made principal payments of $17,361 on its first lien loan on each payment date.

     On July 30, 2008, the Company increased their investment in SP by $1.3 million, investing an additional $1.2 million in the second lien loan and $50,000 in the first lien loan.
     At July 31, 2008, the first lien loan and the second lien loan had outstanding balances of approximately $1.0 million and $24.5 million, respectively, with a cost basis of approximately $627,000 and $24.0 million, respectively. The first lien loan and second loan had fair values of approximately $1.0 million and $24.5 million, respectively. The increase in cost and fair value of the second lien loan is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     During the nine month period ended July 31, 2008, the Company received approximately $1.5 million in principal payments on the term loan provided to Storage Canada.
     At July 31, 2008, the Company’s investment in Storage Canada had an outstanding balance of $1.2 million and a cost basis and fair value of $1.2 million.
Summit Research Labs, Inc.
     Summit, Huguenot, New York, is a specialty chemical company that manufactures antiperspirant actives.
     At October 31, 2007, the Company’s investment in Summit consisted of a second lien loan and 800 shares of common stock. The second lien loan bears annual interest at 14% and matures on August 16, 2012. The second lien loan had an outstanding balance of $5.4 million with a cost of $5.3 million. The second lien loan was fair valued at $5.4 million. The common stock had been fair valued at $12.2 million.
     On February 29, 2008, the Company invested an additional $7.8 million in Summit in the form of a $3.0 million second lien loan and $4.8 million in common stock.
     During the nine month period ended July 31, 2008, the Valuation Committee increased the fair value of the common stock by $6.0 million.
     At July 31, 2008, the Company’s second lien loan had an outstanding balance of $8.8 million with a cost of $8.6 million. The second lien loan was fair valued at $8.8 million. The 1,115 shares of common stock had been fair valued at $23.0 million and had a cost basis of $16.0 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during the nine month period ended July 31, 2008 were $1.0 million resulting in a balance as of July 31, 2008 of $5.0 million.
     During the nine month period ended July 31, 2008, the Valuation Committee decreased the fair value of the common stock by $3.4 million.
     At July 31, 2008, the Company’s mezzanine loan had an outstanding balance of $7.2 million with a cost of $7.1 million. The mezzanine loan was fair valued at $7.2 million. The junior revolving note was fair valued at $5.0 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The common stock was fair valued at $0. The warrant was fair valued at $0.
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
     On December 31, 2007, March 31, 2008, and June 30, 2008, Total Safety made principal payments of $2,500 on its first lien loan on each payment date.
     At July 31, 2008, the loans had a combined outstanding balance and cost basis of $4.5 million. The loan assignments were fair valued at $4.5 million.
Turf Products, LLC
     Turf, Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.
     At October 31, 2007, the Company’s investment in Turf consisted of a senior subordinated loan, bearing interest at 15% per annum with a maturity date of November 30, 2010, LLC membership interest, and warrants. The senior subordinated loan had an outstanding balance of $7.7 million with a cost of $7.6 million. The loan was fair valued at $7.7 million. The membership interest had a cost of $3.8 million and had been fair valued at $5.8 million. The warrants had a cost of $0 and were fair valued at $0.
     On December 31, 2007, Turf borrowed $1.0 million from the secured junior revolving note. This was repaid on April 28, 2008. This note matured on May 1, 2008.
     On July 31, 2008, the Company extended Turf a $1.0 million junior revolving note which bears annual interest at 2% and matures December 31, 2008. Turf immediately borrowed $1.0 million on the note.
     At July 31, 2008, the mezzanine loan had an outstanding balance, cost basis and was fair valued at $7.7 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The junior revolving note had an outstanding balance of $1.0 million. The membership interest has a cost of $3.8 million and was fair valued at $5.8 million. The warrant was fair valued at $0.

     Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Turf.
U.S. Gas & Electric, Inc.
     U.S. Gas, North Miami Beach, FL, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.
     At October 31, 2007, the second lien loan had an outstanding balance of $5.6 million with a cost of $5.3 million and a fair value of $5.6 million. The senior credit facility had an outstanding balance, cost, and fair value of $84,882 as of October 31, 2007. There was no amount outstanding on the junior revolver. The second lien loan bears annual interest at 14% and matures on July 25, 2012. The senior credit facility bears annual interest at LIBOR plus 6% or Prime plus 4.5% and matures July 25, 2010. The junior revolver bears annual interest at 14%, matures on July 25, 2010 and has an unused fee of .50% per annum. The 32,200 shares of convertible Series B preferred stock has been fair valued equal to the cost of $500,000. The convertible Series C preferred stock and the convertible Series F preferred stock were fair valued at $0.
     On July 1, 2008, U.S. Gas changed its capitalization structure, which resulted in a reduction of the Company’s voting rights in U.S. Gas.   The Company’s economic ownership did not change as a result of this restructuring.
     During the nine month period ended July 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with an annual rate of LIBOR plus 6% for a period of two years. This portion of the senior credit facility was approximately $571,000 at July 31, 2008. Net borrowings on the remaining portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were $2.4 million resulting, in a balance outstanding of $2.5 million at such date. During the nine month period ended July 31, 2008, the Valuation Committee determined to increase the fair value of the convertible Series B preferred stock by $4.8 million and convertible Series C preferred stock by $350,000.
     During the nine month period ended July 31, 2008, as was anticipated when the Company made its investment, all 1,535 shares of convertible Series F preferred stock were allocated to a strategic partner of U.S. Gas for services performed. If certain conditions are not met by the strategic partner, these shares could be transferred back to the Company.
     At July 31, 2008, the second lien loan had an outstanding balance of $5.8 million with a cost of $5.6 million and a fair value of $5.8 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. There was $3.0 million outstanding on the senior credit facility. There was no amount outstanding on the junior revolver. The convertible Series B preferred stock was fair valued at $5.3 million and had a cost of $500,000, and the convertible Series C preferred stock was fair valued at $350,000 and had a cost of $0.
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
     Repayments during the nine month period ended July 31, 2008 on Line I were approximately $191,000. As of July 31, 2008, there was no amount outstanding on Line I.
     Repayments during the nine month period ended July 31, 2008 on Line II were approximately $613,000. As of July 31, 2008, there was no amount outstanding on Line II.

     During the nine month period ended July 31, 2008, the Valuation Committee increased the fair value of the Company’s equity investment by $10.6 million.
     At July 31, 2008, the equity investment in Velocitius had a cost of $11.4 million and was fair valued at $22.0 million.
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
     During the nine month period ended July 31, 2008, the Valuation Committee decreased the fair value of the preferred stock by $2.3 million.
     At July 31, 2008, the Company’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were fair valued at $7.2 million, $15,421 for the common stock and approximately $7.2 million for the Series A preferred stock.
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
     During the nine month period ended July 31, 2008, the Valuation Committee decreased the fair value of the common stock by $1.2 million.
     At July 31, 2008, the senior subordinated promissory note had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were fair valued at $2.5 million.
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
     At October 31, 2007, the investment in Vitality consisted of 556,472 shares of common stock at a cost of $5.6 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $9.7 million. The convertible preferred stock has a dividend rate of 13% per annum. The common stock, Series A convertible preferred stock, and warrants were fair valued at $9.1 million, $12.6 million and $1.1 million, respectively.
     During the nine month period ended July 31, 2008, the Valuation Committee increased the fair value of the Company’s common stock and warrants in Vitality by $2.9 million.

     At July 31, 2008, the investment in Vitality consisted of 556,472 shares of common stock at a cost of $5.6 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $10.1 million. The increase in the cost and fair value of the Series A convertible preferred stock is due to the capitalization of “payment in kind” dividends. These increases were approved by the Company’s Valuation Committee. The common stock, Series A convertible preferred stock and warrants were fair valued at $9.5 million, $13.0 million and $3.6 million, respectively.
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
     At July 31, 2008, the bridge loan had an outstanding balance, cost, and fair value of $1.7 million. The increase in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
     Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of WBS.
Liquidity and Capital Resources
     At July 31, 2008, the Company had investments in portfolio companies totaling $453.3 million. Also, at July 31, 2008, the Company had cash equivalents totaling approximately $125.0 million. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.
     During the nine month period ended July 31, 2008, the Company made two new investments, committing capital totaling approximately $24.8 million. The investments were made in SP ($24.0 million) and SGDA Europe ($750,000).
     The Company also made nine follow-on investments in existing portfolio companies committing capital totaling approximately $68.7 million. During the nine month period ended July 31, 2008, the Company made additional investments totaling approximately $217,000 in MVC Partners. In connection with these investments, MVC Partners has made an investment in MVC Acquisition Corp., a newly-formed blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We have agreed to serve as the corporate sponsor of MVC Acquisition Corp. Michael Tokarz, our Chairman and Portfolio Manager and the Manager of TTG Advisers, and Peter Seidenberg, our Chief Financial Officer, currently serve as Chairman of the Board and Chief Financial Officer, respectively, for MVC Acquisition Corp. In connection with our sponsorship of MVC Acquisition Corp., we have agreed to purchase, through MVC Partners, an aggregate of $5,000,000 of warrants from MVC Acquisition Corp. concurrent with the consummation of its initial public offering. During the nine month period ended July 31, 2008, the Company also made additional investments totaling $3.3 million in Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10%. On November 30, 2007, the Company invested an additional $36.7 million in Ohio Medical in the form of a $10.0 million senior subordinated note and $26.7 million in 9,917 shares of convertible preferred stock. At this time, the $3.3 million convertible unsecured subordinated promissory note was converted into preferred stock. The note has an annual interest rate of 16% and a maturity date of May 30, 2012. On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC. On February 29, 2008, the Company invested an additional $7.8 million in Summit in the form of a $3.0 million second lien loan and $4.8 million in common stock.

The second lien loan has an annual interest rate of 14% and a maturity date of August 31, 2013. On April 25, 2008, the Company invested an additional $11.8 million in BENI by purchasing 874 shares of common stock. On April 30, 2008 and July 31, 2008, the Company invested an additional $2.7 million and $4.0 million, respectively, in SGDA Europe in the form of equity interest. On July 30, 2008, the Company increased its investment in SP by $1.3 million, investing an additional $1.2 million in the second lien loan and $50,000 in the first lien loan. On July 31, 2008, the Company extended Turf a $1.0 million junior revolving note. The revolving note has an annual interest rate of 2% and a maturity date of December 31, 2008. Turf immediately borrowed $1.0 million on the note.
     Current balance sheet resources, which include the additional cash resources from Credit Facility I and Credit Facility II, are believed to be sufficient to finance current commitments. Current commitments include:
     Commitments to/for Portfolio Companies:
     At July 31, 2008, the Company’s existing commitments to portfolio companies consisted of the following:
Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at July 31, 2008
Timberland Junior Revolver	$5.0 million	$5.0 million
Storage Canada Loan	$6.0 million	$1.2 million
Marine Revolving Loan Facility	$2.0 million	—
Octagon Revolving Credit Facility	$12.0 million	$2.9 million
Velocitius Revolving Line I	$260,000	—
Turf Junior Revolver	$1.0 million	$1.0 million
Harmony Pharmacy Revolving Credit Facility	$4.0 million	$4.0 million
Velocitius Revolving Line II	$650,000	—
Tekers Guarantee	$2.2 million	—
U.S. Gas Revolving Credit Facility	$10.0 million	$3.0 million
U.S. Gas Junior Revolver	$2.0 million	—
MVC Automotive Guarantee	$10.1 million	—
MVC Automotive Guarantee	$6.2 million	—

Total	$61.4 million	$17.1 million

     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On July 8, 2005 the Company extended to Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2009. The Company also receives a fee of 0.25% on the unused portion of the note. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. As of October 31, 2007, the funded debt under the junior revolving line of credit was $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during the nine month period ended July 31, 2008 were $1.0 million resulting in a balance as of July 31, 2008 of $5.0 million.
     On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment was for one year, but may be renewed annually with the consent of both parties. The commitment was renewed in March 2008. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2007, the outstanding balance of the loan commitment was $2.7 million. Net repayments during the nine month period ended July 31, 2008 were approximately $1.5 million, resulting in a balance of approximately $1.2 million at such date.

     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. There was no amount outstanding on the revolving loan facility as of July 31, 2008.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. At October 31, 2007 the outstanding balance of the revolving credit facility provided to Octagon was $4.1 million. Net repayments during the nine month period ended July 31, 2008 were $1.2 million resulting in a balance outstanding of $2.9 million on that date.
     On October 30, 2006, the Company provided Velocitius a $260,000 revolving line of credit (“Line I”). Line I expires on October 31, 2009 and bears annual interest at 8%. At October 31, 2007, the balance of the Line I was approximately $191,000. Repayments during the nine month period ended July 31, 2008 were approximately $191,000. There was no amount outstanding on Line I as of July 31, 2008.
     On January 9, 2007, the Company extended to Turf a $1.0 million secured junior revolving note. The note bears annual interest at 12.5% and expires on May 1, 2008. The Company also receives a fee of 0.25% of the unused portion of the note. There was no amount outstanding on the secured junior revolving note as of October 31, 2007. On December 31, 2007, Turf borrowed $1.0 million from the secured junior revolving note. Turf repaid $1.0 million on the secured junior revolving note on April 28, 2008. This note matured on May 1, 2008.
     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. At October 31, 2007 and July 31, 2008, the outstanding balance of the revolving credit facility provided was $4.0 million.
     On May 1, 2007, the Company provided Line II to Velocitius. Line II expires on April 30, 2010 and bears annual interest at 8%. At October 31, 2007, there was approximately $613,000 outstanding. Repayments during the nine month period ended July 31, 2008 were approximately $613,000. There was no amount outstanding on Line II as of July 31, 2008.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.2 million at July 31, 2008.
     On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility and a $2.0 million junior revolver to U.S. Gas. The senior credit facility bears annual interest at either LIBOR plus 6% or Prime plus 4.5%, this election is at U.S. Gas’ discretion. The junior revolver bears annual interest at 14%. The Company receives a fee of 0.50% on the unused portion of the senior credit facility and the junior revolver. The revolving senior credit facility and junior revolver expire on July 26, 2010. At October 31, 2007, there was approximately $85,000 outstanding on the revolving senior credit facility. During the nine month period ended July 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with a LIBOR based borrowing rate for a period of two years. This portion of the senior credit facility was approximately $571,000 at July 31, 2008. Net borrowings on the remaining portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were $2.4 million, resulting in a balance outstanding of $2.5 million at such date. There was no amount outstanding on the junior revolver as of October 31, 2007 and July 31, 2008.

     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $10.1 million at July 31, 2008.
     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $6.2 million at July 31, 2008) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended to Turf a $1.0 million secured junior revolving note. The note bears annual interest at 2.0% and expires on December 31, 2008. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note resulting in a balance of $1.0 million at such date.
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
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million Credit Facility I, consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2007, there was $50.0 million in term debt and $30.0 million in revolving credit on Credit Facility I outstanding. During the nine month period ended July 31, 2008, the Company’s net borrowings on Credit Facility I were $20.0 million. As of July 31, 2008, there was $50.0 million in term debt and $50.0 million outstanding on the revolving credit facility. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. Credit Facility I will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility I will be due and payable. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.
     On April 24, 2008, the Company entered into a two-year, $50 million revolving Credit Facility II with BB&T. During the nine month period ended July 31, 2008, the Company’s net borrowings on Credit Facility II were $50.0 million. Credit Facility II provides financing to the Company in addition to the Company’s existing $100 million Credit Facility I with Guggenheim. Proceeds from borrowings made under Credit Facility II are used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 50 basis points. In addition, the Company is also subject to a 25 basis point utilization fee for the amount of Credit Facility II that is outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility.

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
Subsequent Events
     Since July 31, 2008, net borrowings on the U.S. Gas senior credit facility were approximately $424,000.
     Since July 31, 2008, net repayments on the Octagon credit facility were approximately $2.8 million.
     On August 4, 2008, U.S.Gas drew on their $2.0 million junior revolver in full. Interest rate on the revolver is 14% with a maturity date of July 25, 2012.
     On August 4, 2008, the Company repaid $50.0 million on Credit Facility I and repaid $50.0 million on Credit Facility II.
     On August 5, 2008, Custom Alloy made a principal payment of $2.0 million on its unsecured subordinated loan.
     On August 12, 2008, the Company invested $1.5 million in TerraMark, L.P. in the form of a senior secured loam. The loan bears annual interest at 10% and matures on February 12, 2009.
     On August 29, 2008, GDC made a principal payment of $250,000 on its senior subordinated loan.
     On August 29, 2008, the Company borrowed $50.0 million from on Credit Facility I and $50.0 million on Credit Facility II.
     On September 3, 2008, the Company invested approximately $28.0 million in Security Holdings B.V. in the form of an equity interest.

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
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 77.48% of the Company’s total assets at July 31, 2008. As discussed in Note 5 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.
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

     At July 31, 2008, approximately 77.48% of our total assets represented portfolio investments recorded at fair value.
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
FAS 157 will be applicable to our financial statements for our fiscal year 2009. The actual impact on our financial statements, including our net asset value, in the period of adoption and subsequent to the period of adoption, although not expected to be material, cannot be determined at this time because it will be influenced by the fair values determined by the Valuation Committee for that period and the number and amount of investments we originate, acquire or exit. Based on the Company’s initial review of FAS 157’s impact, FAS 157 is not expected to have a material impact on our consolidated financial statements. Adoption of FAS 157 generally requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to the uncertainty inherent in a fair valuation process, the fair values determined may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations assigned. Accordingly, there continues to be some uncertainty in the industry and among industry professionals regarding how to implement FAS 157 and the extent of its impact on a reporting company following its adoption.
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
     In order to qualify as a RIC for U.S. federal income tax purposes, we must satisfy tests concerning the sources of our income, the nature and diversification of our assets and the amounts we distribute to our shareholders. We may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualification as a RIC. In particular, to qualify as a RIC, at least 50% of our assets must be in the form of cash and cash items, Government securities, securities of other RICs, and other securities that represent not more than 5% of our total assets and not more than 10% of the outstanding voting securities of the issuer. We have from time to time held a significant portion of our assets in the form of securities that exceed 5% of our total assets or more than 10% of an outstanding security of an issuer, and compliance with the RIC requirements restricts our ability to make additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of the issuer. Thus, compliance with the RIC requirements may hinder our ability to take advantage of investment opportunities believed to be attractive.
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
(b) There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 31, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Other required Exhibits are included in this Form 10-Q or have been previously filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Registration Statements on Form N-2 (Reg. Nos. 333-119625 and 333-125953) or the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, as filed with the SEC (File No. 814-00201).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

MVC Capital, Inc.

Date: September 4, 2008

/s/ Michael Tokarz Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC Capital, Inc.

Date: September 4, 2008

/s/ Peter Seidenberg Peter Seidenberg

In the capacity of the officer who performs the functions of Principal Financial Officer.