Form 10-K
period 2008-10-31
MVC CAPITAL, INC.
filed 2008-12-29
CIK 1099941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008
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

(Title of each class)

(Title of each class)

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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑.

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed fiscal second quarter: $230,937,552 computed on the basis of $15.56 per share, closing price of the common stock on the New York Stock Exchange (the “NYSE”) on April 30, 2008. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

There were 24,297,087 shares of the registrant’s common stock, $.01 par value, outstanding as of December 29, 2008.

DOCUMENT INCORPORATED BY REFERENCE:

Proxy Statement for the Company’s Annual Meeting of Shareholders 2009, incorporated by reference in Part III, Items 10, 11, 12, 13 and 14

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

General

MVC Capital, Inc. is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). MVC Capital provides equity and debt investment capital to fund growth, acquisitions and recapitalizations of small and middle-market companies in a variety of industries primarily located in the United States. Our investments can take the form of common and preferred stock and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MVC.” Effective November 1, 2006, the Company is externally managed by The Tokarz Group Advisers LLC (“TTG Advisers”) pursuant to an Investment Advisory and Management Agreement, dated October 31, 2006 (the “Advisory Agreement”). Our board of directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), at their meeting held on October 23, 2008, approved the renewal of the Advisory Agreement for a term that would expire on the earlier of: the implementation of an amended and restated investment advisory and management agreement (“Amended Agreement”) or one year from October 31, 2008. (Please see “Subsequent Events” below on page 63 for more information.)

Although the Company has been in operation since 2000, the year 2003 marked a new beginning for the Company. In February 2003, shareholders elected an entirely new board of directors. The board of directors developed a new long-term strategy for the Company. In September 2003, upon the recommendation of the board of directors, shareholders voted to adopt a new investment objective for the Company of seeking to maximize total return from capital appreciation and/or income. The Company’s prior objective had been limited to seeking long-term capital appreciation from venture capital investments in the information technology industries. Consistent with our broader objective, we adopted a more flexible investment strategy of providing equity and debt financing to small and middle-market companies in a variety of industries. With the recommendation of the board of directors, shareholders also voted to appoint Michael Tokarz as Chairman and Portfolio Manager to lead the implementation of our new objective and strategy and to stabilize the existing portfolio. Prior to the arrival of Mr. Tokarz and his new management team in November 2003, the Company had experienced significant valuation declines from investments made by the former management team. After three quarters of operations under the new management team, the Company posted a profitable third quarter for fiscal year 2004, reversing a trend of 12 consecutive quarters of net investment losses and earned a profit of approximately $18,000 for fiscal year 2004. The Company has continued to be profitable since fiscal year 2004, posting annual net operating income before taxes of $5.7 million, $3.9 million, $1.7 million and $2.1 million in each of fiscal years 2005 through 2008, respectively. Similarly, the change in net assets resulting from operations increased $26.3 million for fiscal year 2005 and $47.3 million for fiscal year 2006 and $65.7 million for fiscal year 2007. The change in net assets resulting from operations for fiscal year 2008 was $64.0 million, a decrease of $1.7 million when compared to fiscal year 2007.

Fiscal year 2008 represented another positive year for the Company. The Company made four new investments and 11 follow-on investments in fiscal year 2008. The Company committed a total of $126.3 million of capital in fiscal year 2008, compared to $167.1 million and $166.3 million in fiscal years 2007 and 2006, respectively. The fiscal year 2008 new investments included: SP Industries, Inc. (“SP”), SGDA Europe B.V. (“SGDA Europe”), TerraMark, L.P. (“TerraMark”), and Security Holdings B.V. (“Security Holdings”). The fiscal year 2008 follow-on investments included: MVC Partners LLC (“MVC Partners”), Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”), Ohio Medical Corporation (“Ohio Medical”), Summit Research Labs, Inc. (“Summit”), Auto MOTOL BENI (“BENI”), SGDA Europe, SP, Turf Products, LLC (“Turf”) and U.S. Gas & Electric, Inc. (“U.S. Gas”).

The fiscal year 2007 new investments included: WBS Carbons Acquisition Corp. (“WBS”), HuaMei Capital Company, Inc. (“HuaMei”), Levlad Arbonne International LLC (“Levlad”), Total Safety U.S., Inc. (“Total Safety”), MVC Partners, Genevac U.S. Holdings, Inc. (“Genevac”), SIA Tekers Invest (“Tekers”), U.S. Gas, Custom Alloy Corporation (“Custom Alloy”), and MVC Automotive Group B.V. (“MVC Automotive”). The fiscal year 2007 follow-on investments included: SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”), Vitality Foodservice, Inc. (“Vitality”), Turf, Harmony Pharmacy, HuaMei, MVC Partners, Velocitius B.V. (“Velocitius”), BP Clothing, LLC (“BP”), BENI, SP, Baltic Motors Corporation (“Baltic Motors”), Dakota Growers Pasta Company, Inc. (“Dakota Growers”) and Ohio Medical.

The fiscal year 2006 new investments included: Turf, Strategic Outsourcing, Inc. (“SOI”), Henry Company, SIA BM Auto (“BM Auto”), Storage Canada, LLC (“Storage Canada”), Phoenix Coal Corporation (“Phoenix Coal”), Harmony Pharmacy, Total Safety, PreVisor, Inc. (“PreVisor”), Marine Exhibition Corporation (“Marine”), BP, Velocitius, Summit, Octagon Credit Investors, LLC (“Octagon”), BENI and Innovative Brands, LLC (“Innovative Brands”). The fiscal year 2006 follow-on investments included: Dakota Growers, Baltic Motors, SGDA, Amersham Corporation (“Amersham”), Timberland Machines & Irrigation, Inc. (“Timberland”), SP, Harmony Pharmacy and Velocitius.

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

We are currently working on an active pipeline of potential new investment opportunities. We expect that our equity and loan investments will generally range between $3.0 million and $25.0 million each, though we may occasionally invest smaller or greater amounts of capital depending upon the particular investment. While the Company does not adhere to a specific equity and debt asset allocation mix, no more than 25% of the value of our total assets may be invested in the securities of one issuer (other than U.S. government securities), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses as of the close of each quarter. Our portfolio company investments are typically illiquid and are made through privately negotiated transactions. We generally seek to invest in companies with a history of strong, predictable, positive EBITDA (net income before net interest expense, income tax expense, depreciation and amortization).

Our portfolio company investments currently consist of common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, and convertible securities. At October 31, 2008, the value of all investments in portfolio companies was approximately $490.8 million and our gross assets were approximately $510.7 million compared to the value of investments in portfolio companies of approximately $379.2 million and gross assets of approximately $470.5 million at October 31, 2007.

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

Our board of directors has the authority to change any of the strategies described in this report without seeking the approval of our shareholders. However, the 1940 Act prohibits us from altering or changing our investment objective, strategies or policies such that we cease to be a business development company, nor can we voluntarily withdraw our election to be regulated as a business development company, without the approval of the holders of a “majority,” as defined in the 1940 Act, of our outstanding voting securities.

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments or held in cash in an interest bearing account. As of October 31, 2008, the Company’s investments in short-term securities, cash equivalents and cash were valued at $12.8 million.

Corporate History And Offices

The Company was organized on December 2, 1999. Prior to July 2004, our name was meVC Draper Fisher Jurvetson Fund I, Inc. On March 31, 2000, the Company raised $330.0 million in an initial public offering whereupon it commenced operations as a closed-end investment company. On December 4, 2002, the Company announced it had commenced doing business under the name MVC Capital.

We are a Delaware corporation and a non-diversified closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act. On July 16, 2004, the Company formed MVCFS.

All but one of the independent members of the current board of directors were first elected at the February 28, 2003 Annual Meeting of the shareholders, replacing the previous board of directors in its entirety. In September 2003, upon the recommendation of the board of directors, shareholders voted to adopt a new investment objective for the Company. With the recommendation of the board of directors, shareholders also voted to appoint Mr. Tokarz as Chairman and Portfolio Manager to lead the implementation of our new objective and strategy and to stabilize the existing portfolio. Mr. Tokarz and his team managed the Company under an internal structure through October 31, 2006. On September 7, 2006, the shareholders of the Company approved the Advisory Agreement (with over 92% of the votes cast on the agreement voting in its favor) that provided for the Company to be externally managed by TTG Advisers. The agreement took effect on November 1, 2006. TTG Advisers is a registered investment adviser that is controlled by Mr. Tokarz. All of the individuals (including the Company’s investment professionals) that had been previously employed by the Company as of the fiscal year ended October 31, 2006 became employees of TTG Advisers. The Company’s investment strategy and selection process has remained the same under the externalized management structure.

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

Our Investment Strategy

On November 6, 2003, Mr. Tokarz assumed his current positions as Chairman and Portfolio Manager. We seek to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries. The investments can include common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. During the fiscal year ended October 31, 2008, the Company made four new investments and eleven follow-on investments, committing a total of $126.3 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2008, 3.96% of our assets consisted of investments made by the Company’s former management team pursuant to the prior investment objective (the “Legacy Investments”). We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

Our new portfolio investments are made pursuant to our new objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income. Under our investment approach, we have the authority to invest, without limit, in any one portfolio company, subject to any diversification limits that may be required in order for us to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Due to our asset growth and composition, compliance with the RIC requirements currently restricts us from making additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of the issuer (“Non-Diversified Investments”).

We participate in the private equity business generally by providing negotiated equity and/or long-term debt investment capital. Our financing is generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases and/or bridge financings. We are typically the lead investor in such transactions but may also provide equity and debt financing to companies led by private equity firms. We generally invest in private companies, though, from time to time, we may invest in small public companies that may lack adequate access to public capital. We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s). In fact, during fiscal year 2006, we established MVC Partners for this purpose. Furthermore, our board of directors has authorized the establishment of a private equity fund (a “PE Fund”) that would have the ability, among other things, to make Non-Diversified Investments. A subsidiary of the Company would serve as the general partner (or managing member) of the PE Fund. The board also authorized the subsidiary’s retention of TTG Advisers to serve as portfolio manager of the PE Fund. Our board of directors may establish additional investment vehicles in the future for this or other purposes. Additionally, we may also acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds should such opportunities arise.

As of October 31, 2008, October 31, 2007 and October 31, 2006, the fair value of the invested portion (excluding cash and short-term securities) of our net assets as a percentage consisted of the following:

	Fair Value as a Percentage of Our Net Assets
	As of	As of	As of
	October 31,	October 31,	October 31,
Type of Investment	2008	2007	2006

Senior/Subordinated Loans and credit facilities	39.75%	53.56%	55.98%
Common Stock	22.59%	18.31%	39.40%
Warrants	0.89%	0.30%	0.46%
Preferred Stock	29.60%	19.18%	13.79%
Other Equity Investments	23.51%	11.38%	6.77%

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments or held in cash in an interest bearing account. As of October 31, 2008, these investments were valued at approximately $12.8 million or 3.03% of net assets.

The current portfolio has investments in a variety of industries, including medical devices, food and food service, value-added distribution, industrial manufacturing, financial services, consumer products, automotive dealerships, energy and information technology in a variety of geographical areas, including the United States, Europe and Asia.

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

• Opportunity to revitalize and redirect a company’s resources and strategy;

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

Allocation of Investment Opportunities.  In allocating investment opportunities, TTG Advisers adheres to the following policy, which was approved by the board of directors: TTG Advisers will give the Company priority with respect to all investment opportunities in (i) mezzanine and debt securities and (ii) equity or other “non-debt” investments that are (a) expected to be equal to or less than the lesser of 10% of the Company’s net assets or $25.0 million, and (b) issued by U.S. companies with less than $150.0 million in revenues during the prior twelve months. Notwithstanding the foregoing, under certain circumstances, the PE Fund has been granted priority in making Non-Diversified Investments.

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

We make preferred and common equity investments in companies as a part of our investing activities, particularly when we see a unique opportunity to profit from the growth of a company and the potential to enhance our returns. At times, we may invest in companies that are undergoing new strategic initiatives or a restructuring but have several of the above attributes and a management team that we believe has the potential to successfully execute their plans. Preferred equity investments may be structured with a dividend yield, which may provide us with a current return, if earned and received by the Company.

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

Providing Management Assistance.  As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. In addition to the interest and dividends received from our investments, we often generate additional fee income for the structuring, diligence, transaction, administration and management services and financial guarantees we provide to our portfolio companies through the Company or our wholly-owned subsidiary, MVCFS. In some cases, officers, directors and employees of the Company or the Adviser may serve as members of the board of directors of portfolio companies. The Company may provide guidance and management assistance to portfolio companies with respect to such matters as budgets, profit goals, business and financing strategies, management additions or replacements and plans for liquidity events for portfolio company investors such as a merger or initial public offering.

Portfolio Company Monitoring.  We monitor our portfolio companies closely to determine whether or not they continue to be attractive candidates for further investment. Specifically, we monitor their ongoing performance and operations and provide guidance and assistance where appropriate. We would decline additional investments in portfolio companies that, in TTG Advisers’ view, do not continue to show promise. However, we may make follow-on investments in portfolio companies that we believe may perform well in the future.

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

Employees

Upon the effectiveness of the Advisory Agreement on November 1, 2006, the Company no longer has any direct employees. TTG Advisers employs 20 individuals, including investment and portfolio management professionals, operations professionals and administrative staff.

Operating Expenses

During the fiscal year ended October 31, 2008, the Company bore the costs relating to the Company’s operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; NYSE fees; custodian fees; litigation costs; costs of disposing of investments including brokerage fees and commissions and other extraordinary or nonrecurring expenses and other expenses properly payable by the Company. It should be noted that the Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in each of the 2007 and 2008 fiscal years. In fiscal year 2006, when the Company was still internally managed and not subject to the expense cap, the expense ratio was 3.22% (taking into account the same carve outs as those applicable to the expense cap). On the same basis, for fiscal years 2008 and 2007, the expense ratios were 3.18% and 3.0%, respectively.

Under the externalized structure, all investment professionals of TTG Advisers and its staff, when and to the extent engaged in providing services required to be provided by TTG Advisers under the Advisory Agreement and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by TTG Advisers and not by the Company, except that costs or expenses relating to the following items are borne by the Company: (i) the cost and expenses of any independent valuation firm; (ii) expenses incurred by TTG Advisers payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on its prospective portfolio companies, provided, however, the retention by TTG Advisers of any third party to perform such services shall require the advance approval of the board (which approval shall not be unreasonably withheld) if the fees for such services are expected to exceed $30,000; once the third party is approved, any expenditure to such third party will not require additional approval from the board; (iii) interest payable on debt and other direct borrowing costs, if any, incurred to finance the Company’s investments or to maintain its tax status; (iv) offerings of the Company’s common stock and other securities; (v) investment advisory and management fees; (vi) fees and payments due under any administration agreement between the Company and its administrator; (vii) transfer agent and custodial fees; (viii) federal and state registration fees; (ix) all costs of registration and listing the Company’s shares on any securities exchange; (x) federal, state and local taxes; (xi) independent directors’ fees and expenses; (xii) costs of preparing and filing reports or other documents required by governmental bodies (including the SEC); (xiii) costs of any reports, proxy statements or other notices to stockholders, including printing and mailing costs; (xiv) the cost of the Company’s fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (xv) direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, independent auditors and outside legal costs; (xvi) the costs and expenses associated with the establishment of a special purpose vehicle; (xvii) the allocable portion of the cost (excluding office space) of the Company’s Chief Financial Officer, Chief Compliance Officer and Secretary in an amount not to exceed $100,000, per year, in the aggregate; (xviii) subject to a cap of $150,000 in any fiscal year of the Company, fifty percent of the unreimbursed travel and other related (e.g., meals) out-of-pocket expenses (subject to item (ii) above) incurred by TTG Advisers in sourcing investments for the Company; provided that, if the investment is sourced for multiple clients of TTG Advisers, then the Company shall only reimburse fifty percent of its allocable pro rata portion of such expenses; and (xix) all other expenses incurred by the Company in connection with administering the Company’s business (including travel and other out-of-pocket expenses (subject to item (ii) above) incurred in providing significant managerial assistance to a portfolio company).

Valuation of Portfolio Securities

Pursuant to the requirements of the 1940 Act, we value our portfolio securities at their current market values or, if market quotations are not readily available, at their estimates of fair value. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with valuation procedures adopted by our board of directors (the “Valuation Procedures”). As permitted by the SEC, the board of directors has delegated the responsibility of making fair value determinations to the Valuation Committee, subject to the board of directors’ supervision and pursuant to our Valuation Procedures. Our board of directors may also hire independent consultants to review our Valuation Procedures or to conduct an independent valuation of one or more of our portfolio investments.

Pursuant to our Valuation Procedures, the Valuation Committee (which is currently comprised of three Independent Directors) determines fair valuations of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the consolidated statements of operations as “Net change in unrealized appreciation (depreciation) on investments.” Currently, our net asset value (“NAV”) per share is calculated and published on a monthly basis. The fair values determined as of the most recent quarter end are reflected in that quarter’s NAV per share and in the next two month’s calculation of NAV per share. (If the Valuation Committee determines to fair value an investment more frequently than quarterly, the most recently determined fair value would be reflected in the published NAV per share.)

The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.

At October 31, 2008, approximately 96.08% of our total assets represented portfolio investments recorded at fair value (“Fair Value Investments”).

Under most circumstances, at the time of acquisition, Fair Value Investments are carried at cost (absent the existence of conditions warranting, in management’s and the Valuation Committee’s view, a different initial value). During the period that an investment is held by the Company, its original cost may cease to approximate fair value as the result of market and investment specific factors. No pre-determined formula can be applied to determine fair values. Rather, the Valuation Committee analyzes fair value measurements based on the value at which the securities of the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties, other than in a forced or liquidation sale. The liquidity event whereby the Company ultimately exits an investment is generally the sale, the merger, the recapitalization or, in some cases, the initial public offering of the portfolio company.

Valuation Methodology

There is no one methodology to determine fair value and, in fact, for any portfolio security, fair value may be expressed as a range of values, from which the Company derives a single fair value. To determine the fair value of a portfolio security, the Valuation Committee analyzes the portfolio company’s financial results and projections, publicly traded comparables companies when available, comparable private transactions when available, precedent transactions in the market when available, as well as other factors. The Company generally requires, where practicable, portfolio companies to provide annual audited and more regular unaudited financial statements, and/or annual projections for the upcoming fiscal year.

The fair value of our portfolio securities is inherently subjective. Because of the inherent uncertainty of fair valuation of portfolio securities that do not have readily ascertainable market values, our estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Such values also do not reflect brokers’ fees or other selling costs which might become payable on disposition of such investments.

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy which prioritizes information used to measure value. In determining fair value, the Valuation Committee uses the level 3 inputs referenced in SFAS No. 157.

The fair value measurement under SFAS No. 157 also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the Company would sell or transfer the asset with the greatest volume and level of activity for the asset. If no market for the asset exists or if the Company does not have access to the principal market, the Company will use a hypothetical market.

If a security is publicly traded, the fair value is generally equal to market value based on the closing price on the principal exchange on which the security is primarily traded.

For equity securities of portfolio companies, the Valuation Committee estimates the fair value based on the market approach with value then attributed to equity or equity like securities using the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology. Under the Enterprise Value Waterfall valuation methodology, the Valuation Committee estimates the enterprise fair value of the portfolio company and then waterfalls the enterprise value over the portfolio company’s securities in order of their preference relative to one another. To assess the enterprise value of the portfolio company, the Valuation Committee weighs some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing assets may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing assets, the Valuation Committee may estimate the liquidation or collateral value of the portfolio company’s assets. The Valuation Committee also takes into account historical and anticipated financial results.

In assessing enterprise value, the Valuation Committee considers the mergers and acquisitions (“M&A”) market as the principal market in which the Company would sell its investments in portfolio companies under circumstances where the Company has the ability to control or gain control of the board of directors of the portfolio company (“Control Companies”). This approach is consistent with the principal market that the Company would use for its portfolio companies if the Company has the ability to initiate a sale of the portfolio company as of the measurement date, i.e., if it has the ability to control or gain control of the board of directors of the portfolio company as of the measurement date. In evaluating if the Company can control or gain control of a portfolio company as of the measurement date, the Company takes into account its equity securities on a fully diluted basis as well as other factors.

For non-Control Companies, consistent with SFAS No. 157, the Valuation Committee considers a hypothetical secondary market as the principal market in which it would sell investments in those companies.

For loans and debt securities of non-Control Companies (for which the Valuation Committee has identified the hypothetical secondary market as the principal market), the Valuation Committee determines fair value based on the assumptions that a hypothetical market participant would use to value the security in a current hypothetical sale using a market yield (“Market Yield”) valuation methodology. In applying the Market Yield valuation methodology, the Valuation Committee determines the fair value based on such factors as third party broker quotes and market participant assumptions including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.

Estimates of average life are generally based on market data of the average life of similar debt securities. However, if the Valuation Committee has information available to it that the debt security is expected to be repaid in the near term, the Valuation Committee would use an estimated life based on the expected repayment date.

The Valuation Committee determines fair value of loan and debt securities of Control Companies based on the estimate of the enterprise value of the portfolio company. To the extent the enterprise value exceeds the remaining principal amount of the loan and all other debt securities of the company, the fair value of such securities is generally estimated to be their cost. However, where the enterprise value is less than the remaining principal amount of the loan and all other debt securities, the Valuation Committee may discount the value of such securities to reflect an impairment. When the Company receives nominal cost warrants or free equity securities (“nominal cost equity”) with a debt security, the Company typically allocates its cost basis in the investment between debt securities and nominal cost equity at the time of origination. Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. Origination, closing and/or closing fees associated with investments in portfolio companies are accreted into income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as income. Prepayment premiums are recorded on loans when received.

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

Transfer Agent and Plan Agent

The Company employs Computershare Ltd. (the “Plan Agent”) as its transfer agent to record transfers of the shares, maintain proxy records, process distributions and to act as agent for each participant in the Company’s dividend reinvestment plan. The principal business office of the Plan Agent is 250 Royall Street, Canton, Massachusetts 02021.

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

As a business development company, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a) is organized under the laws of, and has its principal place of business in, the United States;

(b) is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies any of the following:

•	does not have any class of securities with respect to which a broker or dealer may extend margin credit;

•	is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

•	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

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

We depend on the continued services of Mr. Tokarz and certain other key management personnel of TTG Advisers. If we were to lose access to any of these personnel, particularly Mr. Tokarz, it could negatively impact our operations and we could lose business opportunities. There is a risk that Mr. Tokarz’s expertise may be unavailable to the Company, which could significantly impact the Company’s ability to achieve its investment objective.

Our investment adviser, TTG Advisers, is a recently-formed entity.

Our future success depends to a significant extent on the services of our investment adviser. We are dependent for the final selection, structuring, closing, and monitoring of our investment on the diligence and skill of our recently formed investment adviser. TTG Advisers identifies, evaluates, structures, monitors and disposes of our investments, and the services it provides significantly impact our results of operations. Because TTG Advisers was recently-formed, it has a limited operating history and limited equity capital. However, Mr. Tokarz and the investment and operations professionals that had been employed by the Company, as of the fiscal year ended October 31, 2006, became employed by TTG Advisers.

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

At October 31, 2008, approximately 96.08% of our total assets represented portfolio investments recorded at fair value.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. In determining the fair value of a portfolio investment, the Valuation Committee analyzes, among other factors, the portfolio company’s financial results and projections and publicly traded comparable companies when available, which may be dependent on general economic conditions. We specifically value each individual investment and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we have an indication (based on a significant development) that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value, where appropriate. Without a readily ascertainable market value and because of the inherent uncertainty of fair valuation, fair value of our investments may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Pursuant to our Valuation Procedures, our Valuation Committee (which is currently comprised of three Independent Directors) reviews, considers and determines fair valuations on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the consolidated statements of operations as “Net change in unrealized appreciation (depreciation) on investments.”

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

Through the date of this report, conditions in the public debt and equity markets have deteriorated and pricing levels have continued to decline. As a result, depending on market conditions, we could incur substantial realized losses and suffer unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

We may not realize gains from our equity investments.

When we invest in mezzanine and senior debt securities, we may acquire warrants or other equity securities as well. We may also invest directly in various equity securities. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive or invest in may not appreciate in value and, in fact, may decline in value. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it would be advantageous to sell. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Our ability to use our capital loss carry forwards may be subject to limitations.

If we experience a shift in the ownership of our common stock (e.g., if a shareholder who acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carry forwards to offset future capital gains may be severely limited. In this regard, we may seek to address this matter by implementing restrictions on the ownership of our common stock which, if implemented, would generally prevent investors from acquiring 5% or more of the outstanding shares of our common stock. Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carry forwards could be adversely affected.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must satisfy tests concerning the sources of our income, the nature and diversification of our assets and the amounts we distribute to our shareholders. We may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualification as a RIC. In particular, to qualify as a RIC, at least 50% of our assets must be in the form of cash and cash items, Government securities, securities of other RICs, and other securities that represent not more than 5% of our total assets and not more than 10% of the outstanding voting securities of the issuer. We have from time to time held a significant portion of our assets in the form of securities that exceed 5% of our total assets or more than 10% of the outstanding voting security of an issuer, and compliance with the RIC requirements currently restricts us from making additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of the issuer. Thus, compliance with the RIC requirements may hinder our ability to take advantage of investment opportunities believed to be attractive, including potential follow-on investments in certain of our portfolio companies.

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

We are subject to market discount risk.

As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Although our shares, from time to time, have traded at a premium to our NAV, currently, our shares are trading at a material discount to NAV, which discount may fluctuate over time. In addition, in the current market environment, the shares of many business development companies are trading at a material discount to their NAV.

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

We may borrow from, and issue senior debt securities to, banks, insurance companies and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the NAV attributable to our common stock to increase more sharply than it would had we not used leverage. Conversely, if the value of our consolidated assets decreases, leveraging would cause the NAV to decline more sharply than it otherwise would had we not used leverage. Similarly, any increase in our consolidated income in excess of consolidated interest expense on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

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

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a new four-year, $100 million revolving credit facility (“Credit Facility I”) with Guggenheim Corporate Funding, LLC (“Guggenheim”) as administrative agent to the lenders. Credit Facility I contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy. As of October 31, 2008, there was $50.0 million in term debt and $19.0 million on the revolving note outstanding under the Credit Facility I.

On April 24, 2008, the Company entered into a two-year, $50.0 million revolving credit facility (“Credit Facility II” together with Credit Facility I, the “Credit Facilities”) with Branch Banking and Trust Company (“BB&T”). The Credit Facility II contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated. During the fiscal year ended October 31, 2008, the Company’s net borrowings on Credit Facility II were $0.

In addition, if we require working capital greater than that provided by the Credit Facilities, we may be required either to (i) seek to increase the availability under the Credit Facilities or (ii) obtain other sources of financing.

A portion of our existing investment portfolio was not selected by the investment team of TTG Advisers.

As of October 31, 2008, 3.96% of the Company’s assets were represented by Legacy Investments. These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns. Nevertheless, because they were not made in accordance with the Company’s current investment strategy, their future performance may impact our ability to achieve our current objective.

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

Additionally, as an investment adviser, TTG Advisers has a fiduciary obligation to act in the best interests of its clients, including us. To that end, if TTG Advisers manages any additional investment vehicles or client accounts in the future, TTG Advisers will endeavor to allocate investment opportunities in a fair and equitable manner. If TTG Advisers chooses to establish another investment fund in the future, when the investment professionals of TTG Advisers identify an investment, they will have to choose which investment fund should make the investment. As a result, there may be times when the management team of TTG Advisers has interests that differ from those of our shareholders, giving rise to a conflict. In an effort to mitigate situations that give rise to such conflicts, TTG Advisers adheres to a policy (which was approved by our board) relating to allocation of investment opportunities, which generally requires that TTG Advisers offer the Company investment opportunities in mezzanine and debt securities as well as non-control equity investments in small and middle market U.S. companies, with certain exceptions. For a further discussion of this allocation policy, please see “Our Investment Strategy — Allocation of Investment Opportunities” above.

Our relationship with MVC Acquisition Corp., which has not commenced operations, could give rise to conflicts of interest with respect to the allocation of investment opportunities between us and MVC Acquisition Corp.

We have agreed to serve as the corporate sponsor of MVC Acquisition Corp., a newly-formed blank check company, (that has not yet commenced operations), organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We hold our investment in MVC Acquisition Corp. through our wholly-owned portfolio company, MVC Partners. Michael Tokarz, our Chairman and Portfolio Manager and the Manager of TTG Advisers, and Peter Seidenberg, our Chief Financial Officer, who serves in a similar capacity for TTG Advisers, currently serve as Chairman of the Board and Chief Financial Officer, respectively, for MVC Acquisition Corp. As a result of their respective positions with MVC Acquisition Corp., Messrs. Tokarz and Seidenberg may face conflicts of interest with respect to allocation of investment opportunities between us and MVC Acquisition Corp. We cannot assure you that these conflicts will be resolved in our favor. In addition, we anticipate the execution of a letter agreement with MVC Acquisition Corp., which would provide MVC Acquisition Corp. with a right of first review with respect to target businesses with a fair market value in excess of $250.0 million that we become aware of through TTG Advisers. As a result, certain investment opportunities that might otherwise be made available to us would first be submitted for review by MVC Acquisition Corp., and we may therefore be unable to make an investment that may otherwise be attractive to us.

The war with Iraq, terrorist attacks, and other acts of violence or war may affect any market for our common stock, impact the businesses in which we invest and harm our operations and our profitability.

The war with Iraq, its aftermath and the continuing occupation of Iraq, including the war in Afghanistan, are likely to have a substantial impact on the U.S. and world economies and securities markets. The nature, scope and duration of the war and occupation cannot be predicted with any certainty. Furthermore, terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. Such attacks and armed conflicts in the United States or elsewhere may impact the businesses in which we invest directly or indirectly, by undermining economic conditions in the United States. Losses resulting from terrorist events are generally uninsurable.

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

Our investment portfolio generally consists of loans to, and investments in, private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and, accordingly, should be considered speculative. There is generally very little publicly available information about the companies in which we invest, and we rely significantly on the due diligence of the members of the investment team to obtain information in connection with our investment decisions.

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

No matters were submitted to a vote of security holders during our fourth fiscal quarter of the fiscal year ended October 31, 2008.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock began to trade on the NYSE on June 26, 2000, under the symbol “MVC.” The Company had approximately 16,700 shareholders on December 8, 2008.

The following table reflects, for the periods indicated, the high and low closing prices per share of the Company’s common stock on the NYSE, by quarter.

Quarter Ended	High	Low

FISCAL YEAR 2008
10/31/08	$15.29	$10.56
07/31/08	$15.73	$13.29
04/30/08	$15.98	$14.28
01/31/08	$17.44	$13.93
FISCAL YEAR 2007
10/31/07	$19.01	$15.70
07/31/07	$19.93	$15.83
04/30/07	$17.89	$15.38
01/31/07	$15.26	$13.11

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Index for the fiscal years 2004 through 2008. The graph assumes that, on October 31, 2003, a person invested $10,000 in each of our common stock, the S&P 500 Stock Index, and the Russell 2000 Financial Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in additional shares of our common stock. Past performance is no guarantee of future results.

Shareholder Return Performance Graph
Five-Year Cumulative Total Return1
(Through October 31, 2008)

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

Dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid quarterly according to the Company’s policy established on July 11, 2005. An additional distribution may be paid by the Company to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Company either in the form of a cash distribution or a stock dividend. The amount and character of income and capital gain distributions are determined in accordance with income tax regulations which may differ from the

1 Total Return includes reinvestment of dividends through October 31, 2008. Past performance is no guarantee of future results.

U.S. generally accepted accounting principles. These differences are due primarily to differing treatments of income and gain on various investment securities held by the Company, timing differences and differing characterizations of distributions made by the Company. Permanent book and tax basis differences relating to shareholder distributions will result in reclassifications and may affect the allocation between net operating income, net realized gain (loss) and paid-in capital.

All of our shareholders who hold shares of common stock in their own name will automatically be enrolled in our dividend reinvestment plan (the “Plan”). All such shareholders will have any cash dividends and distributions automatically reinvested by the Plan Agent in additional shares of our common stock. Of course, any shareholder may elect to receive his or her dividends and distributions in cash. Currently, the Company has a policy of seeking to pay quarterly dividends to shareholders. For any of our shares that are held by banks, brokers or other entities that hold our shares as nominees for individual shareholders, the Plan Agent will administer the Plan on the basis of the number of shares certified by any nominee as being registered for shareholders that have not elected to receive dividends and distributions in cash. To receive your dividends and distributions in cash, you must notify the Plan Agent.

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

We may terminate the Plan upon providing written notice to each shareholder participating in the Plan at least 60 days prior to the effective date of such termination. We may also materially amend the Plan at any time upon providing written notice to shareholders participating in the Plan at least 30 days prior to such amendment (except when necessary or appropriate to comply with applicable law or rules and policies of the SEC or other regulatory authority). You may withdraw from the Plan upon providing notice to the Plan Agent. You may obtain additional information about the Plan from the Plan Agent. Below is a description of our dividends declared during fiscal years 2007 and 2008:

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

For the Quarter Ended January 31, 2008

On December 20, 2007, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on January 9, 2008 to shareholders of record on December 31, 2007. The total distribution amounted to $2,913,738, including distributions reinvested. In accordance with the Plan, the Plan Agent, re-issued 15,930 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

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

For the Quarter Ended October 31, 2008

On October 14, 2008, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on October 31, 2008 to shareholders of record on October 24, 2008. The total distribution amounted to $2,915,651, including distributions reinvested.

The Company designated 39%* or a maximum amount of $4,256,505 of dividends declared and paid during the fiscal year ending October 31, 2008 from net operating income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate shareholders may be eligible for a dividend received deduction for certain ordinary income distributions paid by the Company. The Company designated 39%* or a maximum amount of $4,256,505 of dividends declared and paid during the fiscal year ending October 31, 2008 from net operating income as qualifying for the dividends received deduction. The information necessary to prepare and complete shareholder’s tax returns for the 2008 calendar year will be reported separately on form 1099-DIV, if applicable, in January 2009.

      * Unaudited

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

Issuer Purchases of Equity Securities

In fiscal 2008, as a part of the Plan, we directed the Plan Agent to purchase a total of 15,709 shares of our common stock for an aggregate amount of $223,443 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during fiscal 2008.

	Total Number of	Average Price
Quarter Ended	Shares Purchased	Paid per Share

10/31/08	5,699	$12.47
07/31/08	3,464	$14.35
04/30/08	6,546	$15.68
01/31/08	—	—

Item 6.	Selected Consolidated Financial Data

Financial information for the fiscal years ended October 31, 2008, 2007, 2006, 2005 and 2004 are derived from the consolidated financial statements, which have been audited by Ernst & Young LLP, the Company’s current independent registered public accounting firm. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 36 for more information.

Selected Consolidated Financial Data

	Year Ended October 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Operating Data:
Interest and related portfolio income:
Interest and dividend income	$26,047	$22,826	$13,909	$9,457	$2,996
Fee income	3,613	3,750	3,828	1,809	926
Other income	367	374	771	933	64

Total operating income	30,027	26,950	18,508	12,199	3,986
Expenses:
Incentive compensation (Note 5)	10,822	10,813	6,055	1,117	—
Management fee	8,989	7,034	—	—	—
Interest and other borrowing costs	4,464	4,859	1,594	31	2
Administrative	3,620	2,559	3,420	3,021	2,891
Employee compensation and benefits	—	—	3,499	2,336	1,366

Total operating expenses	27,895	25,265	14,568	6,505	4,259

Litigation recovery of management fees	—	—	—	—	370
Net operating income (loss) before taxes	2,132	1,685	3,940	5,694	97
Tax expense (benefit), net	(936)	(375)	159	(101)	79

Net operating income (loss)	3,068	2,060	3,781	5,795	18
Net realized and unrealized gain (loss):
Net realized gain (loss) on investments and foreign currency	1,418	66,944	5,221	(3,295)	(37,795)
Net change in unrealized appreciation (depreciation) on investments	59,465	(3,302)	38,334	23,768	49,382

Net realized and unrealized gain on investments and foreign currency	60,883	63,642	43,555	20,473	11,587

Net increase in net assets resulting from operations	$63,951	$65,702	$47,336	$26,268	$11,605

Per Share:
Net increase in net assets per share resulting from operations	$2.63	$2.92	$2.48	$1.45	$0.91
Dividends per share	$0.48	$0.54	$0.48	$0.24	$0.12
Balance Sheet Data:
Portfolio at value	$490,804	$379,168	$275,892	$122,298	$78,520
Portfolio at cost	445,600	393,428	286,851	171,591	151,582
Total assets	510,711	470,527	347,047	201,379	126,577
Shareholders’ equity	421,871	369,097	236,993	198,707	115,567
Shareholders’ equity per share (net asset value)	$17.36	$15.21	$12.41	$10.41	$9.40
Common shares outstanding at period end	24,297	24,265	19,094	19,087	12,293
Other Data:
Number of Investments funded in period	15	26	24	9	7
Investments funded ($) in period	$126,300	$167,134	$166,300	$53,836	$60,710

	2008				2007				2006
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)

Quarterly Data (Unaudited):
Total operating income	6,246	6,804	8,081	8,896	8,438	7,030	6,073	5,409	6,104	4,607	3,915	3,882
Incentive compensation	1,496	3,929	3,740	1,657	771	1,618	4,898	3,526	1,338	1,161	2,005	1,551
Interest, fees and other borrowing costs	1,190	1,022	1,081	1,171	1,223	1,252	1,256	1,128	910	636	39	9
Management fee	2,510	2,276	2,185	2,018	1,929	1,616	1,854	1,635	—	—	—	—
Administrative	1,299	887	753	681	630	608	652	669	2,117	1,676	1,739	1,387
Tax expense (benefit)	(830)	58	(186)	22	77	(78)	(394)	20	16	62	(24)	105
Net operating income (loss) before net realized and unrealized gains	581	(1,368)	508	3,347	3,808	2,014	(2,193)	(1,569)	1,723	1,072	156	830
Net increase in net assets resulting from operations	7,357	18,623	17,158	20,813	8,514	13,788	24,323	19,077	15,866	8,046	11,117	12,307
Net increase in net assets resulting from operations per share	0.30	0.77	0.70	0.86	0.35	0.57	1.00	1.00	0.83	0.42	0.58	0.65
Net asset value per share	17.36	17.18	16.53	15.95	15.21	14.98	14.53	13.23	12.41	11.70	11.40	10.94

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as may, will, expect, believe, anticipate, intend, could, estimate, might and continue, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the “Safe Harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Company’s filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements, the notes thereto and the other financial information included elsewhere in this report.

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests and other private equity transactions. During the fiscal year ended October 31, 2007, the Company made ten new investments and 16 additional investments in existing portfolio companies, committing capital totaling approximately $167.1 million. During the fiscal year ended October 31, 2008, the Company made four new investments and 11 additional investments in existing portfolio companies committing a total of $126.3 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2008, 3.96% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

Our new portfolio investments are made pursuant to our new objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income. Under our investment approach, we are permitted to invest, without limit, in any one portfolio company, subject to any diversification limits required in order for us to continue to qualify as a RIC under Subchapter M of the Code. Due to our asset growth and composition, compliance with the RIC requirements currently restricts us from making Non-Diversified Investments.

We participate in the private equity business generally by providing privately negotiated long-term equity and/or debt investment capital to small and middle-market companies. Our financing is generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases and/or bridge financings. We generally invest in private companies, though, from time to time, we may invest in public companies that may lack adequate access to public capital.

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as a general partner or managing member to a private equity or other investment vehicle(s). In fact, during fiscal year 2006, we established MVC Partners for this purpose. Furthermore, our board of directors has authorized the establishment of a private equity fund that would have the ability, among other things, to make Non-Diversified Investments. Our board of directors may establish additional investment vehicles in the future for this or other purposes. Additionally, we may also acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds should such opportunities arise.

Operating Income

For the Fiscal Years Ended October 31, 2008, 2007 and 2006.  Total operating income was $30.0 million for the fiscal year ended October 31, 2008 and $27.0 million for the fiscal year ended October 31, 2007, an increase of $3.0 million. Fiscal year 2007 operating income increased by $8.5 million compared to fiscal year 2006 operating income of $18.5 million.

For the Fiscal Year Ended October 31, 2008

Total operating income was $30.0 million for the fiscal year ended October 31, 2008. The increase in operating income over the same period last year was primarily due to the increase in dividend income received from portfolio companies. The main components of investment income were the interest earned on loans and dividend income from portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $25.1 million in interest and dividend income from investments in portfolio companies. Of the $25.1 million recorded in interest/dividend income, approximately $5.5 million was payment in kind interest/dividends. The payment in kind interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 6% to 17%. Also, the Company earned approximately $996,000 in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $3.6 million and $367,000, respectively.

For the Fiscal Year Ended October 31, 2007

Total operating income was $27.0 million for the fiscal year ended October 31, 2007. The increase in operating income over the prior year was primarily due to the increase in the number of investments that provide the Company with current income. The main components of investment income were the interest and dividend income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the

Company and MVCFS. The Company earned approximately $21.3 million in interest and dividend income from investments in portfolio companies. Of the $21.3 million recorded in interest/dividend income, approximately $2.7 million was payment in kind interest/dividends. The payment in kind interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 0% to 27%. Also, the Company earned approximately $1.5 million in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $3.8 million and $374,000, respectively.

For the Fiscal Year Ended October 31, 2006

Total operating income was $18.5 million for the fiscal year ended October 31, 2006. The increase in operating income over the prior year was primarily due to the increase in the number of investments that provide the Company with current income. For the fiscal years ended October 31, 2006 and 2005, the Company made 24 and nine investments in portfolio companies, respectively. The main components of operating income were the interest and dividend income earned on loans to portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. During 2006, the Company earned approximately $13.9 million in interest and dividend income from investments in portfolio companies. Of the $13.9 million recorded in interest/dividend income, approximately $2.2 million was payment in kind interest/dividends. The payment in kind interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. During the fiscal year ended October 31, 2006, the Company reclassified dividend income received from Vitality totaling approximately $900,000 to return of capital. The reclassification occurred due to the determination that Vitality did not have sufficient taxable earnings and profits for their fiscal year 2006. This reclassification to return of capital had limited impact on the Company’s net asset value. The Company’s investments yielded rates from 7% to 17%. Also, the Company earned approximately $2.3 million in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $3.8 million and $771,000, respectively. Included in other income is flow through income from limited liability companies and cash received from the Mentor Graphics Corp. (“Mentor Graphics”) multi-year earnout.

Operating Expenses

For the Fiscal Years Ended October 31, 2008, 2007 and 2006.  Operating expenses were $27.9 million for the fiscal year ended October 31, 2008 and $25.3 million for the fiscal year ended 2007, an increase of $2.6 million. Fiscal year 2007 operating expenses increased by $10.7 million compared to fiscal year 2006 operating expenses of $14.6 million.

For the Fiscal Year Ended October 31, 2008

Operating expenses were $27.9 million or 7.00% of the Company’s average net assets for the fiscal year ended October 31, 2008. Significant components of operating expenses for the fiscal year ended October 31, 2008 included the estimated provision for incentive compensation expense of approximately $10.8 million, the management fee of $9.0 million, and interest expense and other borrowing costs of $4.5 million. The estimated provision for incentive compensation expense is a non-cash, not yet payable, provisional expense relating to the Advisory Agreement.

The $2.6 million increase in the Company’s operating expenses for the fiscal year ended October 31, 2008, compared to the fiscal year ended October 31, 2007, was primarily due to the $1.9 million increase in the management fee expense due to the growth in our portfolio from $379.2 million to $490.8 million, the increase in legal fees of approximately $470,000 due to strategic initiatives, and the increase of other expenses of approximately $292,000 due to professional and transaction costs. It should be noted, in this regard, that the Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in each of the 2007 and 2008 fiscal years. For fiscal year 2008, the expense ratio was 3.18% (taking into account the same carve outs as those applicable to the expense cap).

In February 2008, the Company renewed its Directors & Officers/Professional Liability Insurance policies at an annual premium expense of approximately $387,000, which is amortized over the twelve month life of the policy. The prior policy premium was $381,000.

During the fiscal year ended October 31, 2008, the estimated provision for incentive compensation on the balance sheet was decreased by a net amount of $2,081,201 to $15,794,295. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of nine of the Company’s portfolio investments: U.S. Gas, Vitality, Summit, Tekers, SGDA, Custom Alloy, MVC Automotive, PreVisor and Velocitius by a total of $64.8 million. The provision also reflects the Valuation Committee’s determination to increase the fair value of the Ohio Medical preferred stock by approximately $4.2 million due to a PIK distribution which was treated as a return of capital. The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2008 was a result of the incentive compensation payment to TTG Advisers of $12.9 million due to the sale of Baltic Motors and BM Auto (20% of the realized gain from the sale, less unrealized depreciation on the portfolio). Pursuant to the Advisory Agreement, incentive compensation payments will be made only upon the occurrence of a realization event (such as the sale of shares of Baltic Motors and BM Auto). Without this reserve for incentive compensation, operating expenses would have been approximately $17.1 million or 4.30% of average net assets when annualized as compared to 7.00%, which is reported on the Consolidated Per Share Data and Ratios, for the fiscal year ended October 31, 2008. The net decrease also reflects the Valuation Committee’s determination to decrease the fair values of nine of the Company’s portfolio investments (Timberland, Octagon, Amersham, Henry Company, Total Safety, Vendio Services, Inc. (“Vendio”), BP, MVC Partners and Vestal Manufacturing Enterprises, Inc. (“Vestal”)) by a total of $12.7 million. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK totaling $308,000. During the fiscal year ended October 31, 2008, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 5 “Incentive Compensation” of our consolidated financial statements for more information.

For the Fiscal Year Ended October 31, 2007

Operating expenses were $25.3 million or 7.89% of the Company’s average net assets for the fiscal year ended October 31, 2007. Significant components of operating expenses for the fiscal year ended October 31, 2007 included the estimated provision for incentive compensation expense of approximately $10.8 million, management fee of $7.0 million, and interest expense and other borrowing costs of $4.9 million.

The $10.7 million increase in the Company’s operating expenses for the fiscal year ended October 31, 2007, compared to the fiscal year ended October 31, 2006, was primarily due to the $4.8 million increase in the provision for estimated incentive compensation, the $3.3 million increase in the Company’s interest expense and other borrowings, and the $2.9 million increase in the management fee expense compared to the facilities and employee compensation and benefits expense incurred when the Company was internally managed. It should be noted, in this regard, that the Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in each of the 2007 and 2008 fiscal years. In fiscal year 2006, when the Company was still internally managed and not subject to the expense cap, the expense ratio was 3.22% (taking into account the same carve outs as those applicable to the expense cap). For fiscal year 2007, the expense ratio was 3.0% (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2007, the provision for estimated incentive compensation was increased by a net amount of $10,703,144 to $17,875,496. The increase in the provision for incentive compensation during the fiscal year ended October 31, 2007 was primarily a result of the sale of Baltic Motors and BM Auto for a combined realized gain of $66.5 million. The difference between the amount received from the sale and Baltic Motors and BM Auto’s combined carrying value at October 31, 2006 was $53.3 million. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Dakota Growers, Octagon, SGDA, PreVisor, Tekers, BENI, Summit, and Vitality) by a total of $9.6 million and decrease the fair values of Ohio Medical and Timberland by a total of $10.0 million. On October 2, 2006, the Company realized a gain of $551,092 from the sale of a portion of the Company’s LLC membership interest in Octagon. This transaction triggered an incentive compensation payment obligation of $110,218 to Mr. Tokarz, which was paid on January 12, 2007. After the increase in the provision due to the sale of Baltic Motors and BM Auto and the decrease in the provision due to the Valuation Committee’s determinations and payment made to Mr. Tokarz, the reserve balance at October 31, 2007 was $17,875,496. Reserve balances will remain unpaid until net capital gains are realized, if ever, by the Company. Pursuant to the Advisory Agreement, incentive compensation payments will be made to TTG Advisers only upon the occurrence of a realization event (as defined under such agreement). On July 24, 2007, as discussed in “Realized Gains and Losses on Portfolio Securities,” the Company realized a gain of $66.5 million from the sale of Baltic Motors and BM Auto. This transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment is not required to be made until the precise amount of the payment obligation is confirmed based on the Company’s completed audited financials for the fiscal year 2007. Subject to confirmation following the audit, the payment obligation to TTG Advisers from this transaction is approximately $12.9 million (which is 20% of the realized gain from the sale, less unrealized depreciation on the portfolio) and was paid during the first quarter of the Company’s fiscal year 2008. Without this reserve for incentive compensation, operating expenses would have been approximately $14.5 million or 4.52% of average net assets when annualized as compared to 7.89%, which is reported in the Consolidated Per Share Data and Ratios, for the fiscal year ended October 31, 2007. During the fiscal year ended October 31, 2007, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. For more information, please see Note 5 of our consolidated financial statements, “Incentive Compensation.”

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

Pursuant to the terms of the Company’s employment agreement with Mr. Tokarz, during the fiscal year ended October 31, 2006, the provision for estimated incentive compensation was increased by $6,055,024. The increase in the provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of six of the Company’s portfolio investments: Baltic Motors, Dakota Growers, Ohio Medical, Octagon, Turf, and Vitality, which are subject to the Company’s employment agreement with Mr. Tokarz, by a total of $30,275,120. This reserve balance of $7,172,352 will remain unpaid until net capital gains are realized, if ever, by the Company. Without this reserve for incentive compensation, operating expenses would have been approximately $8.51 million or 3.96% of average net assets when annualized as compared to 6.78%, which is reported on the Consolidated Per Share Data and Ratios, for the fiscal year ended October 31, 2006. Pursuant to Mr. Tokarz’s employment agreement with the Company, only after a realization event, may the incentive compensation be paid to him. Mr. Tokarz has determined to allocate a portion of his incentive compensation to certain employees of the Company. During the fiscal years ended October 31, 2006 and October 31, 2005, Mr. Tokarz was paid no cash or other compensation. However, on October 2, 2006 and as discussed in “Realized Gains and Losses on Portfolio Securities,” the Company realized a gain of $551,092 from the sale of a portion of the Company’s LLC member interest in Octagon. This transaction triggered an incentive compensation payment obligation to Mr. Tokarz, which payment was made after the precise amount of the payment obligation was confirmed based on the Company’s completed audited financials for the fiscal year 2006. After completion of the audit, the payment obligation to Mr. Tokarz from this transaction was approximately $110,000 (which was paid during the first quarter of the Company’s fiscal year 2007). For more information, please see Note 5 of our consolidated financial statements, “Incentive Compensation.”

Realized Gains and Losses On Portfolio Securities

For the Fiscal Years Ended October 31, 2008, 2007 and 2006.  Net realized gains for the fiscal year ended October 31, 2008 were $1.4 million and net realized gains for the fiscal year ended October 31, 2007 were $66.9 million, a decrease of $65.5 million. Net realized losses for the fiscal year ended October 31, 2006 were $5.2 million.

For the Fiscal Year Ended October 31, 2008

Net realized gains for the fiscal year ended October 31, 2008 were $1.4 million. The significant components of the Company’s net realized gains for the fiscal year ended October 31, 2008 were primarily the gain on the sale of Genevac common stock and the gain on the sale of Phoenix Coal common stock. On January 2, 2008, Genevac repaid its senior subordinated loan in full including all accrued interest. The total amount received was $11.9 million. The Company, at this time, sold 140 shares of Genevac common stock for $1.7 million, resulting in a capital gain of $595,000. On July 23, 2008, the Company sold 500,000 shares of Phoenix Coal. The total amount received from the sale net of commission was approximately $512,000, resulting in a realized gain of approximately $262,000. On July 29, 2008, the Company sold 500,000 more shares of Phoenix Coal. The total amount received from the sale net of commission was approximately $484,000, resulting in a realized gain of approximately $234,000. The Company also received a distribution related to the sale of Baltic of approximately $283,000.

The Company also realized a gain on foreign currency of approximately $54,000.

For the Fiscal Year Ended October 31, 2007

Net realized gains for the fiscal year ended October 31, 2007 were $66.9 million. The significant component of the Company’s net realized gains for the fiscal year ended October 31, 2007 was primarily due to the gain on the sale of Baltic Motors and BM Auto. On July 24, 2007, the Company sold the common stock of Baltic Motors and BM Auto. The amount received from the sale of the 60,684 common shares of Baltic Motors was approximately $62.0 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. Baltic Motors repaid all debt from the Company in full, including all accrued interest. The total amount received from the repayment of the debt was approximately $10.2 million including all accrued interest. The remaining $51.8 million less the $8.0 million cost basis of Baltic Motors resulted in $43.8 million recorded as realized gain. The difference between the $51.8 million received from the Baltic Motors equity and the carrying value at October 31, 2006 is $30.6 million and the amount of the increase in net assets attributable to fiscal year 2007. The portion of the capital gain related to the equity investment made on June 24, 2004 ($40.9 million) will be treated as long-term capital gain and the portion related to the equity investment made on September 28, 2006 ($2.9 million) will be treated as a short-term capital gain. The amount received from the sale of the 47,300 common shares of BM Auto was approximately $29.7 million, net of closing and other transaction costs, working capital adjustments and a reserve established by the Company to satisfy certain post-closing conditions requiring capital and other expenditures. The

$29.7 million less the $8.0 million cost basis of BM Auto resulted in $21.7 million recorded as a long term capital gain. The difference between the $29.7 million received from the BM Auto equity and the carrying value at October 31, 2006 is $21.7 million and the amount of the increase in net assets attributable to fiscal year 2007.

As mentioned above, a reserve account of approximately $3.0 million was created for post-closing conditions that are required of the seller as a part of the purchase agreement. The cash held in the reserve account was held in Euros. On October 17, 2007, all post-closing conditions from the acquisition were satisfied. Of the $3.0 million held in reserve, $1.0 million was not needed to satisfy the post-closing conditions and, as a result, was added to the Company’s gain on the sale. Of the $1.0 million gain from the reserve account, approximately $887,000 is attributable to the sale of Baltic Motors and approximately $148,000 is attributable to the sale to BM Auto. The Company also had a currency gain of approximately $42,000 from the reserve account. Total gain from the sale of Baltic Motors and BM Auto was $66.5 million.

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

For the Fiscal Year Ended October 31, 2006

Net realized gains for the fiscal year ended October 31, 2006 were $5.2 million. The significant component of the Company’s net realized gain for the fiscal year ended October 31, 2006 was primarily due to the gain on the sale of ProcessClaims, the escrow distribution from Sygate Technologies, Inc. (“Sygate”), and the sale of a portion of the Octagon equity interest, an investment made during Mr. Tokarz’s tenure as portfolio manager.

During the fiscal year ended October 31, 2006, the Company sold its investment in ProcessClaims and realized a gain of approximately $5.5 million. The Company was entitled to receive approximately $8.3 million in gross proceeds, of which approximately $400,000 or 5% of the proceeds were deposited into a reserve account for approximately one year. Due to the contingencies associated with the escrow, the Company did not place any value on the proceeds deposited in escrow and had therefore not factored such proceeds into the Company’s increased NAV. The Company received net proceeds of approximately $7.9 million.

On October 2, 2006, Octagon bought back a total of 15% equity interest from non-service members. This resulted in a sale of a portion of the Company’s LLC member interest to Octagon for proceeds of $1,020,018. The Company realized a gain of $551,092 from this sale.

On October 17, 2006, the Company received a $1.6 million escrow disbursement from the sale of Sygate on October 10, 2005. Due to the contingencies associated with the escrow, the Company did not place any value on the proceeds deposited in escrow. This resulted in an increase in NAV of $1.6 million.

The Company received notification of the final dissolution of Yaga Inc. (“Yaga”). The Company received no proceeds from the dissolution of this company and the investment was removed from the Company’s books. The Company realized a loss of $2.3 million as a result of this dissolution. The fair value of Yaga was previously written down to zero and therefore, the net effect of the removal of Yaga from the Company’s books on the Company’s consolidated statements of operations and NAV was zero.

On April 7, 2006, the Company sold its investment in Lumeta Corporation (“Lumeta”) for its then carrying value of $200,000. The Company realized a loss on Lumeta of approximately $200,000. However, the Valuation Committee previously decreased the fair value of the Company’s investment in this company to $200,000 and as a result, the realized loss was offset by a reduction in unrealized losses. Therefore, the net effect of the Company’s sale of its investment in Lumeta on the Company’s consolidated statements of operations and NAV was zero.

The Company also received a payout related to a former portfolio company, Annuncio Software, Inc. (“Annuncio”), of approximately $70,000.

Unrealized Appreciation and Depreciation on Portfolio Securities

For the Fiscal Years Ended October 31, 2008, 2007 and 2006.  The Company had a net change in unrealized appreciation on portfolio investments of $59.5 million for the fiscal year ended October 31, 2008 and a net change in unrealized depreciation on portfolio investments of $3.3 million for fiscal year ended October 31, 2007, an increase of $62.8 million. The Company had a net change in unrealized appreciation on portfolio investments of $38.3 million for the fiscal year ended October 31, 2006.

For the Fiscal Year Ended October 31, 2008

The Company had a net change in unrealized appreciation on portfolio investments of $59.5 million for the fiscal year ended October 31, 2008. The change in unrealized appreciation on investment transactions for the fiscal year ended October 31, 2008 primarily resulted from the Valuation Committee’s decision to increase the fair value of the Company’s investments in U.S. Gas preferred stock by $5.2 million, SGDA preferred equity interest by $500,000, Foliofn, Inc. (“Foliofn”) preferred stock by $6.0 million, Tekers common stock by $575,000, Custom Alloy preferred stock by $22.5 million, Velocitius equity interest by $9.6 million, MVC Automotive equity interest by $6.1 million, PreVisor common stock by $1.1 million, Summit common stock by $16.0 million, Vitality common stock and warrants by approximately $3.4 million and Ohio Medical preferred stock by approximately $4.2 million due to a PIK distribution which was treated as a return of capital. The Valuation Committee also decreased the fair value of the Company’s investments in Vendio preferred stock by $2.9 million and common stock by $1,000, Vestal common stock by $2.8 million, Octagon’s membership interest by $1.2 million, Amersham second lien notes by approximately $427,000, Henry Company term loan A by approximately $59,000, Total Safety first lien loan by approximately $74,000, BP term loan B by approximately $27,000, MVC Partners equity interest by $200,000 and Timberland’s common stock by $3.4 million and its junior revolving line of credit by $4.0 million. Other key components of the net change in unrealized appreciation were the $295,000 unrealized depreciation from the change in the fair value of Phoenix Coal common stock from fiscal year ended October 31, 2007 to fiscal year ended October 31, 2008 for the shares held at October 31, 2008 and the combined $308,000 unrealized depreciation on the Harmony Pharmacy revolving credit facility and Amersham loan.

For the Fiscal Year Ended October 31, 2007

The Company had a net change in unrealized depreciation on portfolio investments of $3.3 million for the fiscal year ended October 31, 2007. The net change in unrealized depreciation on investment transactions for the fiscal year ended October 31, 2007, primarily resulted from the sale of Baltic Motors and BM Auto for a combined realized gain of $66.5 million. The difference between the amount received from the sale and Baltic Motors and BM Auto’s combined carrying value at October 31, 2006 was $53.3 million. The Valuation Committee’s decision to increase the fair values of the Company’s investments in Dakota Growers common stock by $1.9 million, Octagon’s membership interest by approximately $1.6 million, SGDA’s preferred equity by $475,000 and common equity by approximately $276,000, PreVisor common stock by $3.0 million, Vendio preferred stock by $6.1 million and common stock by $15,000, Foliofn preferred stock by $2.6 million, Tekers by $300,000, BENI by $700,000, Summit by $1.0 million and Vitality preferred stock by approximately $1.5 million and decrease the fair value of Ohio Medical common stock by $9.0 million and Timberland common stock by $1.0 million, resulted in a net unrealized appreciation of $9.5 million. The net increase of $9.5 million in the fair values of the Company’s investments determined by the Valuation Committee and the $53.3 million increase in Baltic Motors and BM Auto’s carrying value at October 31, 2006 was offset by the unrealized depreciation reclassification from unrealized to realized caused by the sale of Baltic Motors and BM Auto of $66.5 million. These were the primary components for the unrealized depreciation of $3.3 million for the fiscal year ended October 31, 2007.

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

Portfolio Investments

For the Fiscal Years Ended October 31, 2008 and 2007.  The cost of the portfolio investments held by the Company at October 31, 2008 and at October 31, 2007 was $445.6 million and $393.4 million, respectively, representing an increase of $52.3 million. The aggregate fair value of portfolio investments at October 31, 2008 and at October 31, 2007 was $490.8 million and $379.2 million, respectively, representing an increase of $111.6 million. The cost and aggregate market value of cash and cash equivalents held by the Company at October 31, 2008 and at October 31, 2007 was $12.8 million and $84.7 million, respectively, representing a decrease of approximately $71.9 million.

For the Fiscal Year Ended October 31, 2008

During the fiscal year ended October 31, 2008, the Company made four new investments, committing capital totaling approximately $54.5 million. The investments were made in SP ($24.0 million), SGDA Europe ($750,000), TerraMark ($1.5 million), and Security Holdings ($28.2 million).

The Company also made 11 follow-on investments in existing portfolio companies committing capital totaling approximately $71.8 million. Two of these follow-on investments were made in companies that were new investments in fiscal year 2008. During the fiscal year ended October 31, 2008, the Company made additional investments totaling approximately $217,000 in MVC Partners. In connection with these investments, MVC Partners has made an investment in MVC Acquisition Corp., a newly-formed (but not yet operating) blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. During the year ended October 31, 2008, the Company also made additional investments totaling $3.3 million in Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10%. On November 30, 2007, the Company invested an additional $36.7 million in Ohio Medical in the form of a $10.0 million senior subordinated note and $26.7 million in 9,917 shares of convertible preferred stock. At this time, the $3.3 million convertible unsecured subordinated promissory note was converted into preferred stock. The note has an annual interest rate of 16% and a maturity date of May 30, 2012. On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC. On January 25, 2008, the amount available on the Timberland revolving note was increased by $1.0 million to $5.0 million, which Timberland immediately borrowed. On February 29, 2008, the Company invested an additional $7.8 million in Summit in the form of a $3.0 million second lien loan and $4.8 million in common stock. The second lien loan has an annual interest rate of 14% and a maturity date of August 31, 2013. On April 25, 2008, the Company invested an additional $11.8 million in BENI by purchasing 874 shares of common stock. On April 30, 2008 and July 31, 2008, the Company invested an additional $2.7 million and $4.0 million, respectively, in SGDA Europe in the form of equity interest. On July 30, 2008, the Company increased its investment in SP by approximately $1.3 million, investing an additional $1.2 million in the second lien loan and $50,000 in the first lien loan. On July 31, 2008, the Company extended Turf a $1.0 million junior revolving note. The revolving note has an annual interest rate of 6% and a maturity date of May 1, 2011. Turf immediately borrowed $1.0 million on the note. The prior junior revolving note matured on May 1, 2008. On August 4, 2008, the Company increased its investment in U.S. Gas by investing an additional $2.0 million in the second lien loan.

At the beginning of the 2008 fiscal year, the junior revolving note provided to Timberland had a balance outstanding of $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during the fiscal year ended October 31, 2008 were $1.0 million resulting in a balance outstanding as of October 31, 2008 of $5.0 million. During the fiscal year ended October 31,

2008, the Valuation Committee determined to decrease the fair value of the junior revolving note by $4.0 million to $1.0 million as of October 31, 2008.

At October 31, 2007, the balance of the revolving credit facility provided to Octagon was $4.1 million. Net repayments during the fiscal year ended October 31, 2008 were $3.5 million, resulting in a balance outstanding as of October 31, 2008 of $650,000.

At October 31, 2007, the balance of Line I (as defined in Note 10 “Commitments and Contingencies”), provided to Velocitius was approximately $191,000. Repayments during the fiscal year ended October 31, 2008 were approximately $191,000. There was no amount outstanding on Line I as of October 31, 2008.

At October 31, 2007, the balance of Line II (as defined in Note 10 “Commitments and Contingencies”), provided to Velocitius was approximately $613,000. Repayments during the fiscal year ended October 31, 2008 were approximately $613,000. There was no amount outstanding on Line II as of October 31, 2008.

At October 31, 2007, the balance of the revolving note provided to Marine was not drawn upon. Net borrowings during the fiscal year ended October 31, 2008 were $700,000, resulting in a balance outstanding as of October 31, 2008 of $700,000.

At October 31, 2007, the balance of the revolving senior credit facility provided to U.S. Gas was approximately $85,000. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with an annual rate of LIBOR plus 6% for a period of two years. This portion of the senior credit facility, in connection to the swap agreement, was approximately $571,000 at October 31, 2008. Net borrowings on the remaining portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were $4.3 million, resulting in a balance outstanding of $4.4 million at such date. The combined balance of the revolving credit facility at October 31, 2008 was $4.9 million.

During the fiscal year ended October 31, 2008, the Company received approximately $1.4 million in principal payments on the term loan provided to Storage Canada. The balance of the term loan at October 31, 2008 was approximately $1.2 million.

During the fiscal year ended October 31, 2008, Phoenix Coal began trading on the Toronto Stock Exchange. Consistent with the Company’s valuation procedures, effective June 30, 2008, the Company has been marking this investment to its market price. On July 23, 2008, the Company sold 500,000 shares of Phoenix Coal. The total amount received from the sale net of commission was approximately $512,000, resulting in a realized gain of approximately $262,000. On July 29, 2008, the Company sold an additional 500,000 shares of Phoenix Coal. The total amount received from the sale net of commission was approximately $484,000, resulting in a realized gain of approximately $234,000.

On November 1, 2007, December 1, 2007 and January 1, 2008, the Company received $111,111, respectively, as principal payments from SP on term loan B. On January 2, 2008, SP repaid term loan B and its senior subordinated loan in full, including all accrued interest. The total amount received for term loan B was $7.1 million and the amount received for the senior subordinated loan was $13.6 million.

On November 2, 2007, Genevac made a principal payment of $1.0 million on its senior subordinated loan. On January 2, 2008, Genevac repaid its senior subordinated loan in full, including all accrued interest totaling, $11.9 million. The Company, at this time, sold 140 shares of Genevac common stock for $1.7 million, resulting in a short-term capital gain of $595,000.

On December 31, 2007, March 31, 2008 and June 30, 2008, the Company received principal payments from BP on term loan A of $90,000. On September 30, 2008, the Company received a principal payment from BP of approximately $146,000. The balance of term loan A as of October 31, 2008 was approximately $2.1 million.

On December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, Total Safety made principal payments of $2,500 on its first lien loan on each payment date. The balance of the first lien loan as of October 31, 2008 was approximately $983,000.

On December 31, 2007, Turf borrowed $1.0 million from the secured junior revolving note. This amount was repaid on April 28, 2008.

On January 2, 2008, February 1, 2008, April 1, 2008, July 1, 2008 and October 1, 2008, the Company received principal payments of $37,500, $1,666,667, $37,500, $37,500, and $37,500, respectively, on the term loan provided to Innovative Brands. The balance of the term loan as of October 31, 2008 was approximately $13.0 million.

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

On March 31, 2008, June 30, 2008 and September 30, 2008, SP made principal payments of $17,361 on its first lien loan on each payment date. The balance of the first lien loan as of October 31, 2008 was approximately $998,000.

On April 15, 2008, the Company received a principal payment of $100,000 from Vestal on its senior subordinated debt. The balance of the senior subordinated debt as of October 31, 2008 was $600,000.

On June 9, 2008, BENI was acquired by MVC Automotive to achieve operating efficiencies. BENI was, and MVC Automotive continues to be, 100% owned by the Company. MVC Automotive increased its shareholder’s equity by $14.5 million and assumed $2.0 million of debt as a result of the cashless transaction. There was no gain or loss to the Company from this transaction. The balance of the MVC Automotive bridge loan as of October 31, 2008 was $3.6 million and the common stock had a fair value of $41.5 million.

On August 5, 2008, the Company received a principal payment of $2.0 million from Custom Alloy on its unsecured subordinated debt. During the fiscal year ended October 31, 2008, Custom Alloy paid approximately $1.0 million in accrued PIK interest on its unsecured subordinated debt. The balance of the unsecured subordinated debt as of October 31, 2008 was $12.0 million.

On August 12, 2008, the Company invested $1.5 million in TerraMark in the form of a senior secured loan. The loan bears annual interest at 10% and matures on February 12, 2009.

On August 29, 2008 and September 3, 2008, GDC Acquisitions, LLC d/b/a JDC Lighting, LLC (“GDC”) made principal payments of $250,000 and $108,951, respectively, on its senior subordinated loan. The balance of the loan as of October 31, 2008 was approximately $3.0 million.

On September 3, 2008, the Company invested $28.2 million in Security Holdings in the form of common equity interest.

During the fiscal year ended October 31, 2008, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $5.2 million, SGDA preferred equity interest by $500,000, Foliofn preferred stock by $6.0 million, Tekers common stock by $575,000, Custom Alloy preferred stock by $22.5 million, Velocitius equity interest by $9.6 million, MVC Automotive equity interest by $6.1 million, PreVisor common stock by $1.1 million, Summit common stock by $16.0 million, and Vitality common stock and warrants by approximately $3.4 million. In addition, increases in the cost basis and fair value of the loans to GDC, SP, Harmony, Timberland, Amersham, Marine, BP, Summit, U.S. Gas, WBS, Custom Alloy and the Vitality and Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $5,451,761. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $4.2 million due to a PIK distribution which was treated as a return of capital. Also, during the fiscal year ended October 31, 2008, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $22,000. The Valuation Committee also decreased the fair value of the Company’s investments in Vendio preferred stock by $2.9 million and common stock by $1,000, Vestal common stock by $2.8 million, Octagon’s membership interest by $1.2 million, Amersham second lien notes by approximately $427,000, Henry Company term loan A by approximately $59,000, Total Safety first lien loan by approximately $74,000, BP term loan B by approximately $27,000, MVC Partners equity interest by $200,000 and Timberland’s common stock by $3.4 million and its junior revolving line of credit by $4.0 million during the fiscal year ended October 31, 2008. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK totaling $308,000.

At October 31, 2008, the fair value of all portfolio investments, exclusive of short-term securities, was $490.8 million, with a cost basis of $445.6 million. At October 31, 2008, the fair value and cost basis of Legacy Investments was $20.2 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $470.6 million and $389.7 million, respectively. At October 31, 2007, the fair value of all portfolio investments, exclusive of short-term securities, was $379.2, million with a cost basis of $393.4 million. At October 31, 2007, the fair value and cost basis of Legacy Investments was $17.1 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $362.1 million and $337.5 million, respectively.

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

The Company also made 16 follow-on investments in existing portfolio companies committing capital totaling approximately $49.8 million. On November 7, 2006, the Company invested $100,000 in SGDA by purchasing an additional common equity interest. On December 22, 2006, the Company purchased an additional 56,472 shares of common stock in Vitality at a cost of approximately $565,000. On January 9, 2007, the Company extended to Turf a $1.0 million junior revolving note. Turf immediately borrowed $1.0 million from the note. On January 11, 2007, the Company provided Harmony Pharmacy a $4.0 million revolving credit facility. Harmony Pharmacy immediately borrowed $1.75 million from the credit facility. On February 16, 2007, the Company invested $1.8 million in HuaMei purchasing 450 shares of common stock. At the same time, the previously issued $200,000 convertible promissory note was exchanged for 50 shares of HuaMei common stock at the same price. On February 19, 2007, the Company invested an additional $8.4 million of common equity interest in Velocitius. On February 21, 2007 and May 4, 2007, the Company provided BP a $5.0 million and a $2.5 million second lien loan, respectively. On March 26, 2007, the Company extended a $1.0 million bridge loan to BENI. On March 30, 2007, the Company invested an additional $5.0 million in SP in the form of a subordinated term loan B. On May 1, 2007, the Company extended Line II to Velocitius, a $650,000 revolving line of credit. Velocitius immediately borrowed approximately $547,000. The balance of the line of credit as of October 31, 2007 was approximately $613,000. On May 8, 2007, the Company provided Baltic Motors a $5.5 million bridge loan. On May 9, 2007, the Company purchased 1.0 million shares of Dakota Growers preferred stock at a cost of $10.0 million. At that time, 65,000 shares of Dakota Growers common stock were converted to 65,000 shares of convertible preferred stock. On June 19, 2007, the Company increased the bridge loan to BENI to $2.0 million. The remaining available amount of $1.7 million was immediately drawn. On July 30, 2007, the Company provided Ohio Medical a $2.0 million convertible unsecured promissory note. On August 20, 2007, the Company contributed an additional $45,000 to MVC Partners, increasing the Company’s limited liability interest. On September 27, 2007, the Company invested an additional $1.25 million in Ohio Medical by increasing the convertible unsecured promissory note to $3.25 million.

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

Portfolio Companies

During the fiscal year ended October 31, 2008, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2007 and October 31, 2008, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been fair valued at $0.

Amersham Corporation

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

As of April 30, 2008, the interest rate on the $3.1 million note was reduced from the default interest rate of 19% to the original rate of 16%.

On July 1, 2008, the interest rate on the $3.6 million note was changed to 14%.

On August 15, 2008, the interest rate on the $3.6 million note was increased to 17% because of a payment default. The Company has reserved against the interest accrued on the loans.

During the fiscal year ended October 31, 2008, the Company made a principal payment of approximately $186,000 on the $2.6 million, note reducing the principal amount to approximately $2.5 million.

During the fiscal year ended October 31, 2008, the Valuation Committee decreased the combined fair value of the loans by approximately $427,000.

At October 31, 2008, the notes had a combined outstanding balance and cost of $6.1 million and a combined fair value of $5.5 million. The increase in the outstanding balance and cost of the loan is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Auto MOTOL BENI

BENI, consists of two leased Ford sales and service dealerships located in the western side of Prague, in the Czech Republic.

At October 31, 2007, the Company’s investment in BENI consisted of 200 shares of common stock with a cost of $2.0 million and a fair value of $2.7 million. The bridge loan, with an annual interest rate of 12% and maturity date of June 25, 2007, had a balance of $2.0 million with a cost and fair value of $2.0 million. On October 10, 2006, the Company agreed to guarantee a 375,000 Euro inventory financing facility for BENI, equivalent to approximately $542,550 at October 31, 2007. The maturity date of the bridge loan was extended to June 30, 2008.

On April 25, 2008, the Company invested an additional $11.8 million in BENI by purchasing 874 shares of common stock.

On June 9, 2008, BENI was acquired by MVC Automotive to achieve operating efficiencies. BENI was, and MVC Automotive continues to be, 100% owned by the Company. MVC Automotive increased its shareholder’s equity by $14.5 million and assumed $2.0 million of debt as a result of the cashless transaction. There was no gain or loss to the Company from this transaction. The balance of the MVC Automotive bridge loan as of October 31, 2008 was $3.6 million and the common stock had a fair value of $41.5 million.

At October 31, 2008, the Company no longer directly held an investment in BENI.

BP Clothing, LLC

BP, Pico Rivera, California, is a company that designs, manufactures, markets and distributes Baby Phat®, a line of women’s clothing. BP operates within the women’s urban apparel market. The urban apparel market is highly fragmented, with a small number of prominent, nationally recognized brands and a large number of small niche players. Baby Phat is a recognized urban apparel brand in the women’s category.

At October 31, 2007, the Company’s investment in BP consisted of a $17.8 million second lien loan, a $2.6 million term loan A, and a $2.0 million term loan B. The second lien loan bears annual interest at 14%. The second lien loan has a $17.5 million principal face amount and was issued at a cost basis of $17.5 million. The second lien loan’s cost basis was subsequently discounted to reflect loan origination fees received. The maturity date of the second lien loan is July 18, 2012. The principal balance is due upon maturity. The $2.6 million term loan A bears annual interest at LIBOR plus 4.25% or Prime Rate plus 3.25%. The $2.0 million term loan B bears annual interest at LIBOR plus 6.40% or Prime Rate plus 5.40%. The interest rate option on the loan assignments is at the borrower’s discretion. Both loans mature on July 18, 2011. The combined cost basis and fair value of the investments at October 31, 2007 was $22.0 million and $22.3 million, respectively.

On December 31, 2007, March 31, 2008, and June 30, 2008, the Company received principal payments from BP on term loan A of $90,000. On September 30, 2008, the Company received a principal payment from BP of approximately $146,000.

During the fiscal year ended October 31, 2008, the Valuation Committee decreased the fair value of the term loan B by approximately $27,000.

At October 31, 2008, the loans had a combined cost basis and fair value of $22.1 million and $22.3 million, respectively. The increase in the outstanding balance, cost and fair value of the loans is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Custom Alloy Corporation

Custom Alloy, High Bridge, New Jersey, manufactures time sensitive and mission critical butt-weld pipe fittings for the natural gas pipeline, power generation, oil/gas refining and extraction, and nuclear generation markets.

At October 31, 2007, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and a fair value of $44,000, 1,991 shares of convertible series B preferred stock at a cost of approximately $9.9 million and a fair value of approximately $9.9 million. The unsecured subordinated loan, which bears annual interest at 14% and matures on September 18, 2012, had a cost and a fair value of $14.0 million.

On August 5, 2008, the Company received a principal payment of $2.0 million from Custom Alloy on its unsecured subordinated debt.

During the fiscal year ended October 31, 2008, Custom Alloy paid approximately $1.0 million in accrued PIK interest on its unsecured subordinated debt.

During the fiscal year ended October 31, 2008, the Valuation Committee increased the fair value of Series A preferred stock by $99,000 and Series B preferred stock by approximately $22.5 million.

At October 31, 2008, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and a fair value of $143,000, 1,991 shares of convertible series B preferred stock at a cost of approximately $10.0 million and a fair value of approximately $32.4 million. The unsecured subordinated loan had an outstanding balance of $12.0 million, a cost of $11.7 million and a fair value of $12.0 million. The increase in the cost basis of the loan is due to the amortization of loan origination fees. The increase was approved by the Company’s Valuation Committee.

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

At October 31, 2007 and October 31, 2008, the Company’s investment in Dakota Growers consisted of 1,016,195 shares of common stock with a cost of $5.5 million and a fair value of $10.2 million and 1,065,000 shares of convertible preferred stock with a cost of $10.4 million and a fair value of $10.7 million.

Michael Tokarz, Chairman of the Company, serves as a director of Dakota Growers.

DPHI, Inc. (formerly DataPlay, Inc.)

DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.

At October 31, 2007 and October 31, 2008, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.

Endymion Systems, Inc.

Endymion Systems, Inc. (“Endymion”), Oakland, California, a Legacy Investment, is a single source supplier for strategic, web-enabled, end-to-end business solutions designed to help its customers leverage Internet technologies to drive growth and increase productivity.

At October 31, 2007 and October 31, 2008, the Company’s investment in Endymion consisted of 7,156,760 shares of Series A preferred stock with a cost of $7.0 million. The investment has been fair valued at $0.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2007, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and fair value of $7.6 million.

During the fiscal year ended October 31, 2008, the Valuation Committee determined to increase the fair value of the investment by $6.0 million.

At October 31, 2008, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $13.6 million.

Bruce Shewmaker, an officer of the Company, serves as a director of Foliofn.

GDC Acquisitions, LLC d/b/a JDC Lighting, LLC

GDC is the holding company of JDC Lighting, LLC (“JDC”). GDC, New York, New York, is a distributor of commercial lighting and electrical products.

At October 31, 2007, the Company’s investment in GDC consisted of a $3.2 million senior subordinated loan, bearing annual interest at 17% with a maturity date of January 31, 2009. The loan had a principal face amount, an outstanding balance and a cost basis of $3.2 million. The loan was fair valued at $3.2 million.

On August 29, 2008 and September 3, 2008, GDC made principal payments of $250,000 and $108,951, respectively, on its senior subordinated loan. The maturity date of the loan was extended to August 31, 2011.

At October 31, 2008, the loan had an outstanding balance and cost of $3.0 million. The loan was fair valued at $3.0 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Genevac U.S. Holdings, Inc.

Genevac, Ipswich, United Kingdom, produces solvent evaporation systems for drug recovery, molecular biology and life science research markets.

At October 31, 2007, the Company’s investment in Genevac consisted of 140 shares of common stock with a cost of $1.1 million and a fair value of $1.1 million. The increases in the cost and fair value of the common stock are due to the capitalization of “payment in kind” dividends. These increases were approved by the Company’s Valuation Committee. The senior secured loan, which bears annual interest at 12.5% and matures on January 3, 2008, had a cost and fair value of $13.0 million.

On January 2, 2008, Genevac repaid its senior subordinated loan in full including all accrued interest. The total amount received was $11.9 million. The Company, at this time, sold 140 shares of Genevac common stock for $1.7 million, resulting in a short-term capital gain of $595,000.

At October 31, 2008, the Company no longer held an investment in Genevac.

Harmony Pharmacy & Health Center, Inc.

Harmony Pharmacy, Purchase, New York, operates pharmacy and healthcare centers primarily in airports in the United States. Harmony Pharmacy opened their first store in Newark International Airport in March of 2007 and opened their second store in Greenwich, Connecticut in October 2007. The third store opened in John F. Kennedy International Airport in October 2008.

At October 31, 2007, the Company’s equity investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and a fair value of $750,000. The revolving credit facility had an outstanding balance of $4.0 million with a cost and fair value of $4.0 million. The credit facility bears annual interest at 10%, matures on December 1, 2009 and has a .50% unused fee per annum.

On October 31, 2008, Harmony changed its capitalization structure, which resulted in a reduction of the Company’s voting rights in Harmony. The Company’s economic ownership did not change as a result of this restructuring.

During the fiscal year ended October 31, 2008, the Company made additional investments totaling $3.3 million in Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10%.

At October 31, 2008, the Company’s equity investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and a fair value of $750,000. The revolving credit facility had an outstanding balance of $4.3 million, a cost of $4.3 million, and a fair value of $4.0 million. The demand note had an outstanding balance of $3.3 million with a cost and fair value of $3.3 million. The increase in the outstanding balance and cost basis of the revolving credit facility is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The Company has reserved in full against the interest accrued on the revolving credit facility and demand note due to losses related to expansion costs.

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

During the fiscal year ended October 31, 2008, the Valuation Committee decreased the fair value of the term loan A by approximately $59,000.

At October 31, 2008, the loans had a combined outstanding balance, cost basis, and fair value of approximately $3.8 million.

HuaMei Capital Company, Inc.

HuaMei, Chicago, Illinois, is a Chinese-American, cross border investment bank and advisory company.

At October 31, 2007 and October 31, 2008, the Company’s investment in HuaMei consisted of 500 shares of common stock with a cost and fair value of $2.0 million.

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

At October 31, 2008, the Company no longer held an investment in Impact.

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

On January 2, 2008, February 1, 2008, April 1, 2008, July 1, 2008 and October 1, 2008, the Company received principal payments of $37,500, $1,666,667, $37,500, $37,500 and $37,500, respectively, on the term loan provided to Innovative Brands.

On October 31, 2008, the interest rate on the loan increased to 11.75%.

At October 31, 2008, the loan had an outstanding balance, cost basis and a fair value of approximately $13.0 million.

Lockorder Limited (formerly Safestone Technologies PLC)

Lockorder, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.

At October 31, 2007 and October 31, 2008, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2007 and October 31, 2008, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

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

Net borrowings during the fiscal year ended October 31, 2008 on the revolving note was $700,000.

At October 31, 2008, the Company’s senior secured loan had an outstanding balance of $10.9 million, a cost of $10.8 million and a fair value of $10.9 million. The secured revolving note had an outstanding balance, cost and fair value of $700,000. The preferred stock had been fair valued at $2.4 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.

MVC Automotive Group B.V.

MVC Automotive, an Amsterdam-based holding company that owns and operates nine Ford dealerships located in Austria, Belgium, and the Netherlands.

At October 31, 2007, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $20.9 million and a fair value of $20.9 million. The bridge loan, which bears annual interest at 10% and matures on March 17, 2008, had a cost and fair value of $19.1 million.

On January 29, 2008, MVC Automotive made a principal payment of $17.4 million on its bridge loan.

During the fiscal year ended October 31, 2008, the Valuation Committee increased the fair value of the Company’s equity interest in MVC Automotive by approximately $6.1 million.

On June 9, 2008, BENI was acquired by MVC Automotive to achieve operating efficiencies. BENI was, and MVC Automotive continues to be, 100% owned by the Company. MVC Automotive increased its shareholder’s equity by $14.5 million and assumed $2.0 million of debt as a result of the cashless transaction. There was no gain or loss to the Company from this transaction.

At October 31, 2008, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $34.7 million and a fair value of $41.5 million. The bridge loan had a balance of $3.6 million with a cost basis and fair value of $3.6 million.

Michael Tokarz, Chairman of the Company, and Christopher Sullivan, a representative of the Company, serve as directors of MVC Automotive.

MVC Partners LLC

MVC Partners, Purchase, New York, a wholly-owned portfolio company, is a private equity firm established primarily to serve as the general partner, managing member or anchor investor of private investment vehicles or other portfolios.

At October 31, 2007, the Company’s equity investment in MVC Partners had a cost basis and fair value of approximately $116,000.

During the fiscal year ended October 31, 2008, the Company made additional investments totaling approximately $217,000 in MVC Partners. In connection with these investments, MVC Partners has made an investment in MVC Acquisition Corp., a newly-formed (but not yet operating) blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We have agreed to serve as the corporate sponsor of MVC Acquisition Corp. Michael Tokarz, our Chairman and Portfolio Manager and the Manager of TTG Advisers, and Peter Seidenberg, our Chief Financial Officer, currently serve as Chairman of the Board and Chief Financial Officer, respectively, for MVC Acquisition Corp. In connection with our sponsorship of MVC Acquisition Corp., we have agreed to purchase, through MVC Partners, an aggregate of $5,000,000 of warrants from MVC Acquisition Corp. concurrent with the consummation of its initial public offering. In addition, we anticipate the execution of a letter agreement with MVC Acquisition Corp., providing MVC Acquisition Corp. with a right of first review with respect to target businesses with a fair market value in excess of $250.0 million.

During the fiscal year ended October 31, 2008, the Valuation Committee decreased the fair value of the Company’s equity interest in MVC Partners by $200,000.

At October 31, 2008, the Company’s equity investment in MVC Partners had a cost basis of approximately $333,000 and fair value of approximately $133,000.

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

Net repayments during the fiscal year ended October 31, 2008 were $3.5 million, resulting in a balance outstanding as of October 31, 2008 of $650,000.

During the fiscal year ended October 31, 2008, the Company allocated approximately $364,000 in flow-through income and approximately $24,000 in capital gains. Of these amounts, approximately $366,000 was received in cash and $22,000 was undistributed and therefore increased the cost of the investment.

During the fiscal year ended October 31, 2008, the Valuation Committee decreased the fair value of the Company’s equity investment by $1.2 million.

At October 31, 2008, the term loan had an outstanding balance of $5.0 million with a cost of $5.0 million. The loan was fair valued at $5.0 million. The increase in cost basis of the loan is due to the amortization of loan origination fees. The increase was approved by the Company’s Valuation Committee. The revolving line of credit had an outstanding balance of $650,000 with a cost and fair value of $650,000.

At October 31, 2008, the equity investment had a cost basis of approximately $1.1 million and a fair value of $2.6 million.

Ohio Medical Corporation

Ohio Medical, Gurnee, Illinois, is a manufacturer and supplier of suction and oxygen therapy products, as well as medical gas equipment.

At October 31, 2007, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis and fair value of $17.0 million and $17.2 million, respectively, and the promissory note, which had an outstanding balance of $3.3 million with a cost and fair value of $3.3 million. The note bears annual interest at LIBOR plus 12% and matures on July 30, 2008.

On November 30, 2007, the Company invested an additional $36.7 million in Ohio Medical in the form of a $10.0 million senior subordinated note and $26.7 million in 9,917 shares of convertible preferred stock. At that time, the $3.3 million convertible unsecured subordinated promissory note was converted into preferred stock for a total investment of $40.0 million. The note has an annual interest rate of 16% and a maturity date of May 30, 2012.

On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC.

At October 31, 2008, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis and fair value of $17.0 million and $17.2 million, respectively, and 11,306 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $34.2 million. The increase in the fair value of the convertible preferred stock is due to a PIK distribution which was treated as a return of capital. This increase was approved by the Company’s Valuation Committee.

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

During the fiscal year ended October 31, 2008, Phoenix Coal began trading on the Toronto Stock Exchange. Consistent with the Company’s valuation procedures, effective June 30, 2008, the Company has been marking this investment to its market price.

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

At October 31, 2008, the Company’s investment in Phoenix Coal consisted of 666,667 shares of common stock which had a cost basis of $500,000 and a fair value of approximately $105,000.

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

During the fiscal year ended October 31, 2008, the Valuation Committee increased the fair value of the common stock by $1.1 million.

At October 31, 2008, the common stock had a cost basis and fair value of $6.0 million and $10.1 million, respectively.

SafeStone Technologies Limited (formerly Safestone Technologies PLC)

SafeStone Limited, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.

At October 31, 2007 and October 31, 2008, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.

Security Holdings, B.V.

Security Holdings is an Amsterdam-based holding company that owns FIMA, a Lithuanian security and engineering solutions company.

On September 3, 2008, the Company invested $28.2 million in Security Holdings in the form of common equity interest.

At October 31, 2008, the Company’s investment in Security Holdings had a cost and fair value of $28.2 million.

Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.

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

At October 31, 2008, the Company’s equity investment had a cost basis and a fair value of $7.5 million.

Michael Tokarz, Chairman of the Company, and Christopher Sullivan, a representative of the Company, serve as directors of SGDA Europe.

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

During the fiscal year ended October 31, 2008, the Valuation Committee determined to increase the fair value of the Company’s preferred equity interest by $500,000.

At October 31, 2008, the term loan had an outstanding balance of $6.2 million with a cost of $6.1 million. The term loan was fair valued at $6.1 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. These increases were approved by the Company’s Valuation Committee. The common equity interest in SGDA has been fair valued at $560,000 with a cost basis of approximately $439,000. The preferred equity interest has been fair valued at $6.1 million with a cost basis of $5.0 million.

SIA Tekers Invest

Tekers, Riga, Latvia, is a port facility used for the storage and servicing of vehicles.

At October 31, 2007, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of $2.6 million. The Company guaranteed a 1.4 million Euro mortgage for Tekers. The guarantee was equivalent to approximately $2.0 million at October 31, 2007 for Tekers.

During the fiscal year ended October 31, 2008, the Valuation Committee increased the fair value of the common stock by $575,000.

At October 31, 2008, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of $3.2 million. The guarantee was equivalent to approximately $2.0 million at October 31, 2008 for Tekers.

Sonexis, Inc.

Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.

At October 31, 2007 and October 31, 2008, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been fair valued at $0.

SP Industries, Inc.

SP, Warminster, Pennsylvania, is a designer, manufacturer and marketer of laboratory research and process equipment, glassware and precision glass components and configured-to-order manufacturing equipment.

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

On November 1, 2007, December 1, 2007 and January 1, 2008, the Company received $111,111, respectively, as principal payments from SP on term loan B.

On January 2, 2008, SP repaid term loan B and the senior subordinated loan in full including all accrued interest. The total amount received for term loan B was $7.1 million and for the senior subordinated loan was $13.6 million.

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

On March 31, 2008, June 30, 2008, and September 30, 2008, SP made principal payments of $17,361 on its first lien loan on each payment date.

On July 30, 2008, the Company increased their investment in SP by $1.3 million, investing an additional $1.2 million in the second lien loan and $50,000 in the first lien loan.

At October 31, 2008, the first lien loan and the second lien loan had outstanding balances of approximately $1.0 million and $24.7 million, respectively, with a cost basis of approximately $638,000 and $24.2 million, respectively. The first lien loan and second loan had fair values of approximately $1.0 million and $24.7 million, respectively. The increase in cost and fair value of the second lien loan is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Storage Canada, LLC

Storage Canada, Omaha, Nebraska, is a real estate company that owns and develops self-storage facilities throughout the U.S. and Canada.

At October 31, 2007, the Company’s investment in Storage Canada consisted of a term loan with an outstanding balance, cost basis and a fair value of $2.7 million. The borrowing bears annual interest at 8.75%. On March 30, 2013, $1.3 million of the term loan matures, on October 6, 2013, $619,000 of the term loan matures and on January 19, 2014, $705,000 of the term loan matures.

During the fiscal year ended October 31, 2008, the Company received approximately $1.4 million in principal payments on the term loan provided to Storage Canada.

At October 31, 2008, the Company’s investment in Storage Canada had an outstanding balance of $1.2 million and a cost basis and fair value of $1.2 million.

Summit Research Labs, Inc.

Summit, Huguenot, New York, is a specialty chemical company that manufactures antiperspirant actives.

At October 31, 2007, the Company’s investment in Summit consisted of a second lien loan and 800 shares of common stock. The second lien loan bears annual interest at 14% and matures on August 31, 2013. The second lien loan had an outstanding balance of $5.4 million with a cost of $5.3 million. The second lien loan was fair valued at $5.4 million. The common stock had been fair valued at $12.2 million.

On February 29, 2008, the Company invested an additional $7.8 million in Summit in the form of a $3.0 million second lien loan and $4.8 million in common stock. The maturity date on the loan was changed to August 31, 2013.

During the fiscal year ended October 31, 2008, the Valuation Committee increased the fair value of the common stock by $16.0 million.

At October 31, 2008, the Company’s second lien loan had an outstanding balance of $8.9 million with a cost of $8.8 million. The second lien loan was fair valued at $8.9 million. The 1,115 shares of common stock were fair valued at $33.0 million and had a cost basis of $16.0 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Michael Tokarz, Chairman of the Company, Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Summit.

TerraMark, L.P.

TerraMark, L.P., Houston, Texas, is an affiliate of Benchmark Performance Group (“Benchmark”) that leases real estate to Benchmark.

On August 12, 2008, the Company invested $1.5 million in TerraMark in the form of a senior secured loan. The loan bears annual interest at 10% and matures on February 12, 2009.

At October 31, 2008, the Company’s senior secured loan had a cost and fair value of $1.5 million.

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

At October 31, 2007, the Company’s investment in Timberland consisted of a mezzanine loan, junior revolving note, 542 shares of common stock and warrants. The mezzanine loan had an outstanding balance of $6.9 million with a cost of $6.8 million. The mezzanine loan bore annual interest at 14.55% and matures on August 4, 2009. The mezzanine loan was fair valued at $6.9 million. The junior revolving note had a cost of $4.0 million and was fair valued at $4.0 million. The junior revolving note bears annual interest at 12.5% and matures on July 7, 2009. The common stock was fair valued at $3.4 million. The warrant was fair valued at $0.

On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during the fiscal year ended October 31, 2008 were $1.0 million, resulting in a balance as of October 31, 2008 of $5.0 million.

During the fiscal year ended October 31, 2008, the Valuation Committee decreased the fair value of the common stock by $3.4 million and the revolving note by $4.0 million. The Company has reserved in full against the interest accrued on $4.0 million of the $5.0 million revolving note.

At October 31, 2008, the Company’s mezzanine loan had an outstanding balance of $7.3 million with a cost of $7.2 million. The mezzanine loan was fair valued at $7.3 million. The junior revolving note was fair valued at $1.0 million. The increase in the outstanding balance, cost, and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The common stock was fair valued at $0. The warrant was fair valued at $0.

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

On December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, Total Safety made principal payments of $2,500 on its first lien loan on each payment date.

During the fiscal year ended October 31, 2008, the Valuation Committee decreased the fair value of the first lien loan by approximately $74,000.

At October 31, 2008, the loans had a combined outstanding balance and cost basis of $4.5 million. The loan assignments were fair valued at $4.4 million.

Turf Products, LLC

Turf, Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.

At October 31, 2007, the Company’s investment in Turf consisted of a senior subordinated loan, bearing interest at 15% per annum with a maturity date of November 30, 2010, LLC membership interest, and warrants. The senior subordinated loan had an outstanding balance of $7.7 million with a cost of $7.6 million. The loan was fair valued at $7.7 million. The membership interest had a cost of $3.8 million and a fair value of $5.8 million. The warrants had a cost of $0 and a fair value of $0.

On December 31, 2007, Turf borrowed $1.0 million from the secured junior revolving note. This was repaid on April 28, 2008. This note matured on May 1, 2008.

On July 31, 2008, the Company extended Turf a $1.0 million junior revolving note which bears annual interest at 6% and matures on May 1, 2011. Turf immediately borrowed $1.0 million on the note.

At October 31, 2008, the mezzanine loan had an outstanding balance, cost basis and a fair value of $7.7 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The junior revolving note had an outstanding balance of $1.0 million. The membership interest has a cost of $3.8 million and a fair value of $5.8 million. The warrant was fair valued at $0.

Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Turf.

U.S. Gas & Electric, Inc.

U.S. Gas, North Miami Beach, Florida, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.

At October 31, 2007, the second lien loan had an outstanding balance of $5.6 million with a cost of $5.3 million and a fair value of $5.6 million. The senior credit facility had an outstanding balance, cost, and a fair value of $84,882 as of October 31, 2007. The second lien loan bears annual interest at 14% and matures on July 26, 2012. The senior credit facility bears annual interest at LIBOR plus 6% or Prime plus 4.5% and matures on July 26, 2010. The 32,200 shares of convertible Series B preferred stock has been fair valued equal to the cost of $500,000. The convertible Series C preferred stock and the convertible Series F preferred stock were fair valued at $0.

On July 1, 2008, U.S. Gas changed its capitalization structure, which resulted in a reduction of the Company’s voting rights in U.S. Gas. The Company’s economic ownership did not change as a result of this restructuring.

On August 4, 2008, the Company increased its investment in U.S. Gas by investing an additional $2.0 million in the second lien loan.

During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with an annual rate of LIBOR plus 6% for a period of two years. This portion of the senior credit facility was approximately $571,000 at October 31, 2008. Net borrowings on the remaining portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were $4.3 million resulting, in a balance outstanding of $4.4 million at such date.

During the fiscal year ended October 31, 2008, the Valuation Committee determined to increase the fair value of the convertible Series B preferred stock by $4.8 million and convertible Series C preferred stock by $350,000.

During the fiscal year ended October 31, 2008, as was anticipated when the Company made its investment, all 1,535 shares of convertible Series F preferred stock were allocated to a strategic partner of U.S. Gas for services performed. If certain conditions are not met by the strategic partner, these shares could be transferred back to the Company. A portion of the convertible Series C preferred stock may also be allocated for services performed in the future.

At October 31, 2008, the second lien loan had an outstanding balance of $7.9 million with a cost of $7.7 million and a fair value of $7.9 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. There was $4.9 million outstanding on the senior credit facility. The convertible Series B preferred stock had a fair value of $5.3 million and a cost of $500,000, and the convertible Series C preferred stock had a fair value of $350,000 and a cost of $0.

Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of U.S. Gas.

Velocitius B.V.

Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.

At October 31, 2007, the equity investment in Velocitius had a cost and fair value of $11.4 million. Line I, which expires on October 31, 2009 and bears annual interest at 8%, had a cost and fair value of $191,084 and Line II, which expires on April 30, 2010 and bears annual interest at 8%, had a cost and fair value of $612,882.

Repayments during the fiscal year ended October 31, 2008 on Line I were approximately $191,000. As of October 31, 2008, there was no amount outstanding on Line I.

Repayments during the fiscal year ended October 31, 2008 on Line II were approximately $613,000. As of October 31, 2008, there was no amount outstanding on Line II.

During the fiscal year ended October 31, 2008, the Valuation Committee increased the fair value of the Company’s equity investment by $9.6 million.

At October 31, 2008, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $21.0 million.

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

During the fiscal year ended October 31, 2008, the Valuation Committee decreased the fair value of the preferred stock by $2.9 million and the common stock by approximately $1,000.

At October 31, 2008, the Company’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were fair valued at $6.6 million, $14,447 for the common stock and approximately $6.6 million for the Series A preferred stock.

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

During the fiscal year ended October 31, 2008, the Valuation Committee decreased the fair value of the common stock by $2.8 million.

At October 31, 2008, the senior subordinated promissory note had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were fair valued at $1.0 million.

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

During the fiscal year ended October 31, 2008, the Valuation Committee increased the fair value of the Company’s common stock and warrants in Vitality by $3.4 million.

At October 31, 2008, the investment in Vitality consisted of 556,472 shares of common stock at a cost of $5.6 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $10.3 million. The increase in the cost and fair value of the Series A convertible preferred stock is due to the capitalization of “payment in kind” dividends. These increases were approved by the Company’s Valuation Committee. The common stock, Series A convertible preferred stock and warrants were fair valued at $9.8 million, $13.2 million and $3.7 million, respectively.

David Hadani, a representative of the Company, serves as a director of Vitality.

WBS Carbons Acquisitions Corp.

WBS Carbons Acquisitions Corp. (“WBS”), Middletown, New York, is a manufacturer of antiperspirant actives and water treatment chemicals.

At October 31, 2007, the bridge loan had an outstanding balance, cost and fair value of $1.6 million. The 400 shares of common stock of WBS have a cost basis of $1.6 million and were fair valued at $1.6 million. The bridge loan bears annual interest at 5% and matures on November 22, 2011.

On February 29, 2008, the Company sold 400 shares of WBS at cost for $1.6 million.

On October 24, 2008, the interest rate on the bridge loan was increased to 6% and the maturity date was changed to December 30, 2011.

At October 31, 2008, the bridge loan had an outstanding balance, cost and fair value of $1.7 million. The increase in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of WBS.

Liquidity and Capital Resources

At October 31, 2008, the Company had investments in portfolio companies totaling $490.8 million. Also, at October 31, 2008, the Company had investments in cash and cash equivalents totaling approximately $12.8 million. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.

During the fiscal year ended October 31, 2008, the Company made four new investments, committing capital totaling approximately $54.5 million. The investments were made in SP ($24.0 million), SGDA Europe ($750,000), TerraMark ($1.5 million), and Security Holdings ($28.2 million).

The Company also made 11 follow-on investments in existing portfolio companies committing capital totaling approximately $71.8 million. Two of these follow-on investments were made in companies that were new investments in fiscal year 2008. During the fiscal year ended October 31, 2008, the Company made additional investments totaling approximately $217,000 in MVC Partners. In connection with these investments, MVC Partners has made an investment in MVC Acquisition Corp., a newly-formed blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. During the fiscal year ended October 31, 2008, the Company also made additional investments totaling $3.3 million in Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10%. On November 30, 2007, the Company invested an additional $36.7 million in Ohio Medical in the form of a $10.0 million senior subordinated note and $26.7 million in 9,917 shares of convertible preferred stock. At this time, the $3.3 million convertible unsecured subordinated promissory note was converted into preferred stock. The note has an annual interest rate of 16% and a maturity date of May 30, 2012. On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC. On January 25, 2008, the amount available on the Timberland revolving note was increased by $1.0 million to $5.0 million, which Timberland immediately borrowed. On February 29, 2008, the Company invested an additional $7.8 million in Summit in the form of a $3.0 million second lien loan and $4.8 million in common stock. The second lien loan has an annual interest rate of 14% and a maturity date of August 31, 2013. On April 25, 2008, the Company invested an additional $11.8 million in BENI by purchasing 874 shares of common stock. On April 30, 2008 and July 31, 2008, the Company invested an additional $2.7 million and $4.0 million, respectively, in SGDA Europe in the form of equity interest. On July 30, 2008, the Company increased its investment in SP by approximately $1.3 million, investing an additional $1.2 million in the second lien loan and $50,000 in the first lien loan. On July 31, 2008, the Company extended Turf a $1.0 million junior revolving note. The revolving note has an annual interest rate of 6% and a maturity date of May 1, 2011. Turf immediately borrowed $1.0 million on the note. The prior junior revolving note matured on May 1, 2008. On August 4, 2008, the Company increased its investment in U.S. Gas by investing an additional $2.0 million in the second lien loan.

Current balance sheet resources, which include the additional cash resources from the Credit Facilities, are believed to be sufficient to finance current commitments. Current commitments include:

Commitments to/for Portfolio Companies:

At October 31, 2008, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at October 31, 2008

Timberland Junior Revolver	$5.0 million	$5.0 million
Storage Canada Loan	$6.0 million	$1.2 million
Marine Revolving Loan Facility	$2.0 million	$700,000
Octagon Revolving Credit Facility	$12.0 million	$650,000
Velocitius Revolving Line I	$260,000	—
Harmony Pharmacy Revolving Credit Facility	$4.0 million	$4.0 million
Velocitius Revolving Line II	$650,000	—
Tekers Guarantee	$2.0 million	—
U.S. Gas Revolving Credit Facility	$10.0 million	$4.9 million
MVC Automotive Guarantee	$8.5 million	—
MVC Automotive Guarantee	$5.2 million	—
MVC Automotive Guarantee	$1.9 million	—
Turf Junior Revolver	$1.0 million	$1.0 million

Total	$58.5 million	$17.5 million

On July 8, 2005 the Company extended to Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2009. The Company also receives a fee of 0.25% on the unused portion of the note. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. As of October 31, 2007, the funded debt under the junior revolving line of credit was $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during the fiscal year ended October 31, 2008 were $1.0 million resulting in a balance as of October 31, 2008 of $5.0 million.

On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment was for one year, but may be renewed annually with the consent of both parties. The commitment was renewed in March 2008. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2007, the outstanding balance of the loan commitment was $2.7 million. Net repayments during the fiscal year ended October 31, 2008 were approximately $1.4 million, resulting in a balance of approximately $1.2 million at such date.

On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. Net borrowings during the fiscal year ended October 31, 2008 were $700,000, resulting in a balance of $700,000 at such date.

On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. At October 31, 2007 the outstanding balance of the revolving credit facility provided to Octagon was $4.1 million. Net repayments during the fiscal year ended October 31, 2008 were $3.5 million resulting in a balance outstanding of $650,000 on that date.

On October 30, 2006, the Company provided Velocitius a $260,000 revolving line of credit (“Line I”). Line I expires on October 31, 2009 and bears annual interest at 8%. At October 31, 2007, the balance of the Line I was approximately $191,000. Repayments during the fiscal year ended October 31, 2008 were approximately $191,000. There was no amount outstanding on Line I as of October 31, 2008.

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

On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. At October 31, 2007 and October 31, 2008, the outstanding balance of the revolving credit facility provided was $4.0 million.

On May 1, 2007, the Company provided a $650,000 Line II to Velocitius. Line II expires on April 30, 2010 and bears annual interest at 8%. At October 31, 2007, there was approximately $613,000 outstanding. Repayments during the fiscal year ended October 31, 2008 were approximately $613,000. There was no amount outstanding on Line II as of October 31, 2008.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.0 million at October 31, 2008.

On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility to U.S. Gas. The senior credit facility bears annual interest at either LIBOR plus 6% or Prime plus 4.5%, this election is at U.S. Gas’ discretion. The Company receives a fee of 0.50% on the unused portion of the senior credit facility. The revolving senior credit facility expires on July 26, 2010. At October 31, 2007, there was approximately $85,000 outstanding on the revolving senior credit facility. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with a LIBOR based borrowing rate for a period of two years. This portion of the senior credit facility was approximately $571,000 at October 31, 2008. Net borrowings on the remaining portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were $4.3 million, resulting in a balance outstanding of $4.4 million at such date. The combined balance of the revolving credit facility at October 31, 2008 was $4.9 million.

On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $8.5 million at October 31, 2008.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.2 million at October 31, 2008) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.

On July 31, 2008, the Company extended to Turf a $1.0 million secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. Net borrowings during the fiscal year ended October 31, 2008 were $1.0 million resulting in a balance outstanding of $1.0 million on that date.

On September 9, 2008, the Company agreed to guarantee a 35.0 million CZK mortgage for MVC Automotive, equivalent to approximately $1.9 million at October 31, 2008.

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

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100.0 million credit facility (“Credit Facility I”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2007, there was $50.0 million in term debt and $30.0 million in revolving credit on Credit Facility I outstanding. During the fiscal year ended October 31, 2008, the Company’s net repayments on Credit Facility I were $11.0 million. As of October 31, 2008, there was $50.0 million in term debt and $19.0 million outstanding on the revolving credit facility. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. Credit Facility I will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility I will be due and payable. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.

On April 24, 2008, the Company entered into a two-year, $50.0 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). During the fiscal year ended October 31, 2008, the Company’s net borrowings on Credit Facility II were $0. Credit Facility II provides financing to the Company in addition to the Company’s existing $100.0 million Credit Facility I with Guggenheim. Proceeds from borrowings made under Credit Facility II are used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 50 basis points. In addition, the Company is also subject to a 25 basis point utilization fee for the amount of Credit Facility II that is outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities whose purchase has been approved by BB&T.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

A summary of our contractual payment obligations as of October 31, 2008 is as follows:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Term Debt Portion of Credit Facility	$50,000,000	N/A	$50,000,000	N/A	N/A
Total Debt	$50,000,000	N/A	$50,000,000	N/A	N/A

Subsequent Events

On November 4, 2008, the Company invested an additional $700,000 in Harmony in the form of a demand note. The demand note bears annual interest at 10%.

Since October 31, 2008, net repayments on the U.S. Gas senior credit facility totaled approximately $470,000 .

On December 11, 2008, at an in-person meeting of the board of directors, the board, including all of the Independent Directors, approved the Amended Agreement, which was recommended for approval by the stockholders of the Company at the next annual meeting of stockholders. The Amended Agreement is the result of arm’s-length negotiation between the Independent Directors and TTG Advisers and provides for TTG Advisers’ continued

management of the Company. The Amended Agreement is identical, in all material respects, to the Company’s current Advisory Agreement, except for the following modifications: (i) the Amended Agreement secures Mr. Tokarz’s service as the portfolio manager of the Company for an additional two fiscal years; (ii) the Amended Agreement extends the period for which an expense cap would apply for an additional two fiscal years, and increases the expense cap to 3.5%; and (iii) the calculation of the capital gains portion of the incentive fee under the Amended Agreement reflects a revision so that unrealized depreciation on an investment would not reduce the fee to the extent it has already been reduced by the same unrealized depreciation on the same investment in prior fiscal years.

On December 16, 2008, the Company received a principal payment of approximately $1.6 million and an amendment fee of approximately $57,000 from Innovative Brands. The interest rate on the term loan also increased to 14.5%, retroactive to September 30, 2008.

On December 19, 2008, the Company declared a dividend of $0.12 per share, or a total of approximately $2.9 million. The dividend is payable on January 9, 2009 to shareholders of record on December 31, 2008.

Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements:

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

Recent Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Statement shall be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. We have adopted this Interpretation during fiscal year 2008 as required. The effect of adoption of FIN No. 48 has not had a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. FASB Statement No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. FASB Statement No. 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FASB Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. FASB Statement No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. FASB Statement No. 157 is not expected to have a material impact on our consolidated financial statements.

Tax Status and Capital Loss Carryforwards — As a RIC, the Company is not subject to federal income tax to the extent that it distributes all of its investment company taxable income and net realized capital gains for its taxable year (see Notes 13 and 14 “Notes to Consolidated Financial Statements”). This allows us to attract different kinds of investors than other publicly held corporations. The Company is also exempt from excise tax if it distributes at least 98% of its ordinary income and capital gains during each calendar year. At October 31, 2007, the Company had a net capital loss carryforward of $6,623,425. During fiscal year 2008, the Company utilized capital loss carryforwards of $1,864,283. On October 31, 2008, the Company had a net capital loss carryforward of $4,759,142 remaining, of which $1,463,592 will expire in the year 2012 and $3,295,550 will expire in the year 2013. To the extent future capital gains are utilized by capital loss carryforwards, such gains need not be distributed.

Capital loss carryforwards may be subject to additional limitations. As of October 31, 2008, the Company also had net unrealized capital losses of approximately $55.7 million.

Valuation of Portfolio Securities — Pursuant to the requirements of the 1940 Act, we value our portfolio securities at their current market values or, if market quotations are not readily available, at their estimates of fair values. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with our Valuation Procedures adopted by the board of directors which are consistent with FASB Statement No. 157. As permitted by the SEC, the board of directors has delegated the responsibility of making fair value determinations to the Valuation Committee, subject to the board of directors’ supervision and pursuant to our Valuation Procedures. Our board of directors may also hire independent consultants to review our Valuation Procedures or to conduct an independent valuation of one or more of our portfolio investments.

Pursuant to our Valuation Procedures, the Valuation Committee (which is currently comprised of three Independent Directors) determines fair valuations of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the consolidated statements of operations as “Net change in unrealized appreciation (depreciation) on investments.” Currently, our NAV per share is calculated and published on a monthly basis. The fair values determined as of the most recent quarter end are reflected in that quarter’s NAV per share and in the next two months’ calculation of NAV per share. (If the Valuation Committee determines to fair value an investment more frequently than quarterly, the most recently determined fair value would be reflected in the published NAV per share.)

The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.

At October 31, 2008, approximately 96.08% of our total assets represented portfolio investments recorded at fair value (“Fair Value Investments”).

Under most circumstances, at the time of acquisition, Fair Value Investments are carried at cost (absent the existence of conditions warranting, in management’s and the Valuation Committee’s view, a different initial value). During the period that an investment is held by the Company, its original cost may cease to approximate fair value as the result of market and investment specific factor. No pre-determined formula can be applied to determine fair value. Rather, the Valuation Committee analyzes fair value measurements based on the value at which the securities of the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties, other than in a forced or liquidation sale. The liquidity event whereby the Company ultimately exits an investment is generally the sale, the merger, the recapitalization or, in some cases, the initial public offering of the portfolio company.

There is no one methodology to determine fair value and, in fact, for any portfolio security, fair value may be expressed as a range of values, from which the Company derives a single fair value. To determine the fair value of a portfolio security, the Valuation Committee analyzes the portfolio company’s financial results and projections, publicly traded comparables when available, comparable private transactions when available, precedent transactions in the market when available, as well as other factors. The Company generally requires, where practicable, portfolio companies to provide annual audited and more regular unaudited financial statements, and/or annual projections for the upcoming fiscal year.

The fair value of our portfolio securities is inherently subjective. Because of the inherent uncertainty of fair valuation of portfolio securities that do not have readily ascertainable market values, our estimate of fair value may significantly differ from the fair market value that would have been used had a ready market existed for the securities. Such values also do not reflect brokers’ fees or other selling costs which might become payable on disposition of such investments. Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy which prioritizes information used to measure value. In determining fair value, the Valuation Committee uses the level 3 inputs referenced in SFAS No. 157.

The fair value measurement under SFAS No. 157 also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the Company would sell or transfer the asset with the greatest volume and level of activity for the asset. If no market for the asset exists or if the Company does not have access to the principal market, the Company will use a hypothetical market.

If a security is publicly traded, the fair value is generally equal to market value based on the closing price on the principal exchange on which the security is primarily traded.

For equity securities of portfolio companies, the Valuation Committee, using guideline provided by FASB Statement No. 157, estimates the fair value based on the market approach with value then attributed to equity or equity like securities using the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology. Under the Enterprise Value Waterfall valuation methodology, the Valuation Committee estimates the enterprise fair value of the portfolio company and then waterfalls the enterprise value over the portfolio company’s securities in order of their preference relative to one another. To assess the enterprise value of the portfolio company, the Valuation Committee weighs some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing assets may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing assets, the Valuation Committee may estimate the liquidation or collateral value of the portfolio company’s assets. The Valuation Committee also takes into account historical and anticipated financial results.

In assessing enterprise value, the Valuation Committee considers the mergers and acquisitions (“M&A”) market as the principal market in which the Company would sell its investments in portfolio companies under circumstances where the Company has the ability to control or gain control of the board of directors of the portfolio company (“Control Companies”). This approach is consistent the principal market that the Company would use for its portfolio companies if the Company has the ability to initiate a sale of the portfolio company as of the measurement date, i.e., if it has the ability to control or gain control of the board of directors of the portfolio company as of the measurement date. In evaluating if the Company can control or gain control of a portfolio company as of the measurement date, the Company takes into account its equity securities on a fully diluted basis as well as other factors.

For non-Control Companies, consistent with SFAS No. 157, the Valuation Committee considers a hypothetical secondary market as the principal market in which it would sell investments in those companies.

For loans and debt securities of non-Control Companies (for which the Valuation Committee has identified the hypothetical secondary market as the principal market), the Valuation Committee determines fair value based on the assumptions that a hypothetical market participant would use to value the security in a current hypothetical sale using a market yield (“Market Yield”) valuation methodology. In applying the Market Yield valuation methodology, the Valuation Committee determines the fair value based on such factors as third party broker quotes and market participant assumptions including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.

Estimates of average life are generally based on market data of the average life of similar debt securities. However, if the Valuation Committee has information available to it that the debt security is expected to be repaid in the near term, the Valuation Committee would use an estimated life based on the expected repayment date.

The Valuation Committee determines fair value of loan and debt securities of Control Companies based on the estimate of the enterprise value of the portfolio company. To the extent the enterprise value exceeds the remaining principal amount of the loan and all other debt securities of the company, the fair value of such securities is generally estimated to be their cost. However, where the enterprise value is less than the remaining principal amount of the loan and all other debt securities, the Valuation Committee may discount the value of such securities to reflect an impairment. When the Company receives nominal cost warrants or free equity securities (“nominal cost equity”) with a debt security, the Company typically allocates its cost basis in the investment between debt securities and nominal cost equity at the time of origination.

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

Restricted Securities — The Company will invest in privately-placed restricted securities. These securities may be resold in transactions exempt from registration or to the public if the securities are registered. Disposal of these securities may involve time-consuming negotiations and expense, and a prompt sale at an acceptable price may be difficult.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represented approximately 96.10% of the Company’s total assets at October 31, 2008. As discussed in Note 9 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and, as such, are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.

For a more complete description of the risk factors impacting an investment in our securities, including risk factors relating to market risks, please see item 1A, “Risk Factors,” beginning on page 15.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	October 31,	October 31,
	2008	2007

ASSETS
Assets
Cash and cash equivalents	$12,764,465	$84,727,933
Investments at fair value
Non-control/Non-affiliated investments (cost $124,471,466 and $119,646,416)	95,781,109	85,543,666
Affiliate investments (cost $138,694,946 and $116,118,374)	181,092,250	127,959,158
Control investments (cost $182,433,350 and $157,663,563)	213,930,758	165,664,710

Total investments at fair value (cost $445,599,762 and $393,428,353 )	490,804,117	379,167,534
Dividends, interest and fees receivable	2,641,994	3,105,100
Prepaid expenses	2,297,434	2,448,861
Prepaid taxes	759,025	228,159
Deferred tax	1,443,765	803,283
Deposits	—	25,156
Other assets	—	20,993

Total assets	$510,710,800	$470,527,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Revolving credit facility	$19,000,000	$30,000,000
Term loan	50,000,000	50,000,000
Provision for incentive compensation (Note 5)	15,794,295	17,875,496
Management fee payable	2,485,580	1,929,258
Other accrued expenses and liabilities	1,106,256	977,953
Professional fees	425,035	558,091
Consulting fees	28,822	89,452

Total liabilities	88,839,988	101,430,250

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 24,297,087 and 24,265,336 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	429,400,261	431,814,990
Accumulated earnings	30,144,990	24,375,844
Dividends paid to stockholders	(45,425,325)	(33,764,634)
Accumulated net realized loss	(4,933,051)	(6,283,708)
Net unrealized appreciation (depreciation)	45,204,355	(14,260,819)
Treasury stock, at cost, 4,007,361 and 4,039,112 shares held, respectively	(32,803,462)	(33,067,948)

Total shareholders’ equity	421,870,812	369,096,769

Total liabilities and shareholders’ equity	$510,710,800	$470,527,019

Net asset value per share	$17.36	$15.21

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
October 31, 2008

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments - 22.70% (a, c, g, f)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision - Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h, i)	$2,473,521	2,473,521	2,250,000
		Second Lien Seller Note 17.0000%, 06/30/2013 (b, h, i)	3,539,496	3,539,496	3,275,000

				6,013,017	5,525,000

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b, h)	18,229,090	18,008,868	18,229,090
		Term Loan A 8.0000%, 07/18/2011 (h)	2,133,750	2,111,978	2,111,978
		Term Loan B 10.4000%, 07/18/2011 (h)	2,000,000	1,979,725	1,952,628

				22,100,571	22,293,696

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d)		15,000,000	13,600,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (b, h)	2,960,753	2,956,638	2,960,753

Henry Company	Building Products / Specialty Chemicals	Term Loan A 6.6175%, 04/06/2011 (h)	1,837,309	1,837,309	1,778,031
		Term Loan B 10.8675%, 04/06/2011 (h)	2,000,000	2,000,000	2,000,000

				3,837,309	3,778,031

Innovative Brands, LLC	Consumer Products	Term Loan 11.7500%, 09/25/2011 (h)	13,033,333	13,033,333	13,033,333

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d)		3,750,000	—

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (666,667 shares) (d)		500,000	104,667

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 8.7038%, 12/28/2012 (h)	997,741	638,401	997,741
		Second Lien Loan 15.0000%, 12/31/2013 (b, h)	24,684,219	24,249,319	24,684,219

				24,887,720	25,681,960

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,214,500	1,218,697	1,214,500

TerraMark, L.P.	Specialty Chemicals	Senior Secured Loan 10.0000%, 2/12/2009 (h)	1,500,000	1,474,810	1,500,000

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 6.5119%, 12/08/2012 (h)	982,500	982,500	908,058
		Second Lien Seller Note 9.6713%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,482,500	4,408,058

WBS Carbons Acquistions Corp.	Specialty Chemicals	Bridge Loan 6.0000%, 12/30/2011 (h)	1,681,111	1,681,111	1,681,111

Sub Total Non-control/Non-affiliated investments				124,471,466	95,781,109

Affiliate investments — 42.93% (a, c, g, f)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b, h)	12,000,000	11,674,253	12,000,000
		Convertible Series A Preferred Stock (9 shares)		44,000	143,000
		Convertible Series B Preferred Stock (1,991 shares)		9,956,000	32,357,000

				21,674,253	44,500,000

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	10,161,950
		Convertible Preferred Stock (1,065,000 shares) (d)		10,357,500	10,650,000

				15,879,242	20,811,950

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—

Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Revolving Credit Facility 10.0000%, 12/01/2009 (b, h)	4,307,850	4,307,850	4,000,000
		Demand Note 10.0000% 12/01/2009 (h, i)	3,300,000	3,300,000	3,300,000
		Common Stock (2,000,000 shares) (d)		750,000	750,000

				8,357,850	8,050,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	2,000,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	10,940,457	10,806,757	10,940,457
		Secured Revolving Note 4.7038%, 06/30/2013 (h)	700,000	700,000	700,000
		Convertible Preferred Stock (20,000 shares) (b)		2,385,091	2,385,091

				13,891,848	14,025,548

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)
October 31, 2008

Company	Industry	Investment	Principal	Cost	Fair Value

Octagon Credit Investors, LLC	Financial Services	Term Loan 7.9538%, 12/31/2011 (h)	$5,000,000	$4,957,803	$5,000,000
		Revolving Line of Credit 7.9538%, 12/31/2011 (h)	650,000	650,000	650,000
		Limited Liability Company Interest		1,132,437	2,587,342

				6,740,240	8,237,342

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	10,100,000

Security Holdings, B.V	Electrical Engineering	Common Equity Interest (d, e)		28,154,200	28,154,200

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	7,856,322	7,692,195	7,856,322
		Senior Credit Facility 8.5000% 07/26/2010 (h)	4,368,340	4,368,340	4,368,340
		Senior Credit Facility 9.7200% 07/26/2010 (h)	571,429	571,429	571,429
		Convertible Series B Preferred Stock (32,200 shares) (d)		500,000	5,300,000
		Convertible Series C Preferred Stock (8,216 shares) (d)		—	350,000

				13,131,964	18,446,091

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (d)		5,564,716	9,829,657
		Preferred Stock (1,000,000 shares) (b, h)		10,300,633	13,202,404
		Warrants(d)		—	3,735,058

				15,865,349	26,767,119

Sub Total Affiliate investments				138,694,946	181,092,250

Control Investments — 50.71% (a, c, g, f)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		34,736,939	41,500,000
		Bridge Loan 10.0000%, 12/31/2008 (e, h)	3,643,557	3,643,557	3,643,557

				38,380,496	45,143,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest(d)		332,698	132,698

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	17,200,000
		Series A Convertible Preferred Stock (11,306 shares) (b, h)		30,000,000	34,201,081

				47,000,000	51,401,081

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		7,450,000	7,450,000

SGDA Sanierungsgesellschaft	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e, h)	6,187,350	6,129,434	6,129,434
fur Deponien und Altlasten mbH		Common Equity Interest (d, e)		438,551	560,000
		Preferred Equity Interest (d, e)		5,000,000	6,100,000

				11,567,985	12,789,434

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	3,175,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/31/2013 (b, h)	8,940,592	8,793,022	8,940,592
		Common Stock (1,115 shares) (d)		16,000,000	33,000,000

				24,793,022	41,940,592

Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and	Senior Subordinated Debt 14.5500%, 08/04/2009 (b, h)	7,250,271	7,234,799	7,250,271
	Irrigation Equipment	Junior Revolving Line of Credit 12.5000%, 07/07/2009 (h, i)	5,000,000	5,000,000	1,000,000
		Common Stock (542 shares) (d)		5,420,291	—
		Warrants (d)		—	—

				17,655,090	8,250,271

Turf Products, LLC	Distributor — Landscaping and	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	7,676,330	7,652,949	7,676,330
	Irrigation Equipment	Junior Revolving Note 6.0000%, 05/01/2011(h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,821,794	5,821,794
		Warrants (d)		—	—

				12,474,743	14,498,124

Velocitius B.V	Renewable Energy	Common Equity Interest (d, e)		11,395,315	21,000,000

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d)		5,500,000	14,447
		Preferred Stock (6,443,188 shares) (d)		1,134,001	6,585,554

				6,634,001	6,600,001

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	950,000

				2,450,000	1,550,000

Sub Total Control Investments				182,433,350	213,930,758

TOTAL INVESTMENT ASSETS — 116.34%(f)				$445,599,762	$490,804,117

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)
October 31, 2008

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $421,870,812 as of October 31, 2008.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

—	Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
October 31, 2007

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments — 23.18% (a, c, g, f)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision - Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h)	$2,659,035	2,659,035	2,659,035
		Second Lien Seller Note 16.0000%, 06/30/2013 (b, h)	3,090,594	3,090,594	3,090,594

				5,749,629	5,749,629

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b, h)	17,829,579	17,549,872	17,829,580
		Term Loan A 9.3800%, 07/18/2011 (h)	2,550,000	2,514,351	2,514,351
		Term Loan B 11.5300%, 07/18/2011 (h)	2,000,000	1,972,222	1,972,222

				22,036,445	22,316,153

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d)		15,000,000	7,600,000

Henry Company	Building Products / Specialty Chemicals	Term Loan A 8.6280%, 04/06/2011 (h)	1,837,309	1,837,309	1,837,309
		Term Loan B 12.5025%, 04/06/2011(h)	2,000,000	2,000,000	2,000,000

				3,837,309	3,837,309

Innovative Brands, LLC	Consumer Products	Term Loan 11.1250%, 09/25/2011 (h)	14,850,000	14,850,000	14,850,000

JDC Lighting, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 01/31/2009 (b, h)	3,175,371	3,147,234	3,175,371

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d)		3,750,000	—

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	Term Loan B 13.1300%, 03/31/2011 (h)	7,392,634	7,361,420	7,392,634
		Senior Subordinated Debt 16.0000%, 03/31/2012 (b, h)	13,485,570	13,236,072	13,485,570

				20,597,492	20,878,204

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,320,500	1,326,047	1,320,500
		Term Loan 8.7500%, 10/06/2013 (h)	619,000	619,000	619,000
		Term Loan 8.7500%, 01/19/2014 (h)	705,000	705,000	705,000

				2,650,047	2,644,500

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 8.1425%, 12/08/2012 (h)	992,500	992,500	992,500
		Second Lien Seller Note 11.3318%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,492,500	4,492,500

Sub Total Non-control/Non-affiliated investments				119,646,416	85,543,666

Affiliate investments — 34.67% (a, c, g, f)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b,h)	14,035,389	13,557,190	14,035,389
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				23,557,190	24,035,389

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	10,161,950
		Convertible Preferred Stock (1,065,000) (d)		10,357,500	10,650,000

				15,879,242	20,811,950

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—

Genevac U.S. Holdings, Inc.	Laboratory Research Equipment	Senior Subordinated Debt 12.5000%, 01/03/2008 (e, h)	12,962,963	12,962,963	12,962,963
		Common Stock (140 shares) (b, e)		1,103,002	1,103,002
				14,065,965	14,065,965

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
October 31, 2007 — (Continued)

Company	Industry	Investment	Principal	Cost	Fair Value

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		$2,000,000	$2,000,000

Impact Confections, Inc.	Confections Manufacturing and Distribution	Senior Subordinated Debt 17.0000%, 07/30/2009 (b, h)	$5,718,372	5,664,803	5,718,372
		Senior Subordinated Debt 9.1287%, 07/29/2008 (h)	325,000	323,388	325,000
		Common Stock (252 shares) (d)		2,700,000	2,700,000

				8,688,191	8,743,372

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	10,506,628	10,344,177	10,506,628
		Convertible Preferred Stock (20,000 shares) (b)		2,203,455	2,203,455

				12,547,632	12,710,083

Octagon Credit Investors, LLC	Financial Services	Term Loan 9.3790%, 12/31/2011 (h)	5,000,000	4,944,431	5,000,000
		Revolving Line of Credit 9.3790%, 12/31/2011 (h)	4,100,000	4,100,000	4,100,000
		Limited Liability Company Interest		1,110,370	3,765,275

				10,154,801	12,865,275

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (1,666,667 shares) (d)		1,000,000	1,000,000

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	9,000,000

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (d)		5,564,716	9,064,716
		Preferred Stock (1,000,000 shares) (b, h)		9,660,637	12,562,408
		Warrants (d)		—	1,100,000
				15,225,353	22,727,124

Sub Total Affiliate investments				116,118,374	127,959,158

Control Investments — 44.88% (a, c, g, f)

auto MOTOL BENI	Automotive Dealership	Bridge Loan 12.0000%, 12/31/2007 (e, h)	2,000,000	2,000,000	2,000,000
		Common Stock (200 shares) (d, e)		2,000,000	2,700,000

				4,000,000	4,700,000

Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Revolving Credit Facility 10.0000%, 12/01/09 (h)	4,000,000	4,000,000	4,000,000
		Common Stock (2,000,000 shares) (d)		750,000	750,000

				4,750,000	4,750,000

MVC Automotive Group B.V.	Automotive Dealership	Common Equity Interest (d,e)		20,911,500	20,911,500
		Bridge Loan 10.0000%, 03/17/2008 (e,h)	19,088,500	19,088,500	19,088,500

				40,000,000	40,000,000

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		116,173	116,173

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	17,200,000
		Convertible Unsecured Subordinated Promissary
		Note 17.1288%, 07/30/2008 (h)	3,250,000	3,250,000	3,250,000

				20,250,000	20,450,000

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	2,600,000

SGDA Sanierungsgesellschaft	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e, h)	6,187,350	6,059,477	6,059,477
fur Deponien und Altlasten		Common Equity Interest (d, e)		438,551	560,000
		Preferred Equity Interest (d, e)		5,000,000	5,600,000

				11,498,028	12,219,477

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012 (b, h)	5,414,733	5,334,906	5,414,733
		Common Stock (800 shares) (d)		11,200,000	12,200,000

				16,534,906	17,614,733

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
October 31, 2007 — (Continued)

Company	Industry	Investment	Principal	Cost	Fair Value

Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and	Senior Subordinated Debt 14.5500%, 08/04/2009 (b, h)	$6,860,431	$6,824,441	$6,860,431
	Irrigation Equipment	Junior Revolving Line of Credit 12.5000%, 07/07/2009 (h)	4,000,000	4,000,000	4,000,000
		Common Stock (542 shares) (d)		5,420,291	3,420,291
		Warrants (d)		—	—

				16,244,732	14,280,722

Turf Products, LLC	Distributor — Landscaping and	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	7,676,330	7,636,647	7,676,330
	Irrigation Equipment	Limited Liability Company Interest (d)		3,821,794	5,821,794
		Warrants (d)		—	—

				11,458,441	13,498,124

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	5,551,318	5,343,119	5,551,318
		Senior Credit Facility 12.2500% 7/26/2010 (h)	84,882	84,882	84,882
		Convertible Series B Preferred Stock (32,200 shares) (d)		500,000	500,000
		Convertible Series C Preferred Stock (8,216 shares) (d)		—	—
		Convertible Series F Preferred Stock (1,535 shares) (d)		—	—

				5,928,001	6,136,200

Velocitius B.V.	Renewable Energy	Revolving Credit Facility I, 8.0000%, 10/31/2009 (e, h)	191,084	191,084	191,084
		Revolving Credit Facility II, 8.0000%, 04/30/2010 (e, h)	612,882	612,882	612,882
		Common Equity Interest (d, e)		11,395,315	11,395,315

				12,199,281	12,199,281

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d)		5,500,000	15,421
		Preferred Stock (6,443,188 shares) (d)		1,134,001	9,484,579

				6,634,001	9,500,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	700,000	700,000	700,000
		Common Stock (81,000 shares) (d)		1,850,000	3,700,000

				2,550,000	4,400,000

WBS Carbons Acquistions Corp.	Specialty Chemicals	Bridge Loan 5.0000%, 11/22/2011 (b, h)	1,600,000	1,600,000	1,600,000
		Common Stock (400 shares) (d)		1,600,000	1,600,000

				3,200,000	3,200,000

Sub Total Control Investments				157,663,563	165,664,710

TOTAL INVESTMENT ASSETS 102.73% (f)				$393,428,353	$379,167,534

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except auto MOTOL BENI, Genevac U.S. Holdings, Inc., Lockorder Limited, MVC Automotive, SafeStone Technologies Limited, SGDA Sanierungsgesellschaft fur Deponien und Altlasten, SIA Tekers Invest and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $369,096,769 as of October 31, 2007.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

—	Denotes zero Cost/fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2008	October 31, 2007	October 31, 2006

Operating Income:
Dividend income
Affiliate investments	$3,505,332	$469,037	$89,842
Control investments	—	—	132,545

Total dividend income	3,505,332	469,037	222,387

Interest income (net of foreign taxes withheld of $0, $0, and $18,433, respectively)
Non-control/Non-affiliated investments	11,608,730	12,091,574	6,930,733
Affiliate investments	5,838,181	5,011,527	2,922,372
Control investments	5,095,015	5,254,144	3,833,499

Total interest income	22,541,926	22,357,245	13,686,604

Fee income
Non-control/Non-affiliated investments	1,037,745	921,311	1,187,954
Affiliate investments	1,022,733	1,671,940	470,530
Control investments	1,552,257	1,157,022	2,169,236

Total fee income	3,612,735	3,750,273	3,827,720

Other income	366,818	373,912	771,405

Total operating income	30,026,811	26,950,467	18,508,116

Operating Expenses:
Incentive compensation (Note 5)	10,822,127	10,813,362	6,055,024
Management fee	8,989,491	7,034,287	—
Interest and other borrowing costs	4,463,822	4,859,429	1,594,009
Other expenses	791,789	500,288	334,212
Legal fees	938,000	468,000	685,396
Insurance	379,725	408,606	471,711
Audit fees	473,500	345,000	381,944
Administration	330,680	287,573	194,826
Directors fees	249,300	234,000	205,071
Consulting fees	162,600	111,500	344,576
Printing and postage	195,245	107,700	129,438
Public relations fees	98,600	95,701	70,316
Employee compensation and benefits	—	—	3,498,571
Facilities	—	—	603,328

Total operating expenses	27,894,879	25,265,446	14,568,422

Net operating income before taxes	2,131,932	1,685,021	3,939,694

Tax (Benefit) Expenses:
Deferred tax benefit	(640,482)	(255,163)	(244,865)
Current tax (benefit) expense	(295,914)	(119,529)	403,937

Total tax (benefit) expense	(936,396)	(374,692)	159,072

Net operating income	3,068,328	2,059,713	3,780,622

Net Realized and Unrealized Gain (Loss) on Investments and Foreign Currency:
Net realized gain (loss) on investments and foreign currency
Non-control/Non-affiliated investments	(36,140)	(73,842)	(151,877)
Affiliate investments	1,116,952	451,461	5,373,267
Control investments	283,118	66,516,647	—
Foreign currency	54,211	49,279	—

Total net realized gain on investments and foreign currency	1,418,141	66,943,545	5,221,390
Net change in unrealized appreciation (depreciation) on investments	59,465,174	(3,301,612)	38,334,356

Net realized and unrealized gain on investments and foreign currency	60,883,315	63,641,933	43,555,746

Net increase in net assets resulting from operations	$63,951,643	$65,701,646	$47,336,368

Net increase in net assets per share resulting from operations	$2.63	$2.92	$2.48

Dividends declared per share	$0.48	$0.54	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2008	October 31, 2007	October 31, 2006

Cash flows from Operating Activities:
Net increase in net assets resulting from operations	$63,951,643	$65,701,646	$47,336,368
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Realized gain	(1,418,141)	(66,943,545)	(5,221,390)
Net change in unrealized (appreciation) depreciation	(59,465,174)	3,301,612	(38,334,356)
Amortization of discounts and fees	(103,428)	(93,902)	(505,428)
Increase in accrued payment-in-kind dividends and interest	(5,390,885)	(2,850,999)	(2,183,786)
Increase in allocation of flow through income	(22,067)	(216,275)	(279,422)
Changes in assets and liabilities:
Interest and fees receivable	463,106	(1,487,589)	(715,013)
Prepaid expenses	151,427	184,720	(2,232,767)
Prepaid taxes	(530,866)	(228,159)	98,374
Deferred tax	(640,482)	(255,163)	(244,865)
Deposits	25,156	94,844	(120,000)
Other assets	20,993	33,803	33,804
Payable for investment purchased	—	—	(79,708)
Incentive compensation (Note 5)	(2,081,201)	10,703,144	—
Other Liabilities	490,939	637,797	7,492,705
Purchases of equity investments	(79,196,164)	(57,357,976)	(45,913,914)
Purchases of debt instruments	(77,940,026)	(114,538,723)	(111,105,943)
Purchases of short term investments	(49,881,375)	(9,902,105)	(406,066,963)
Proceeds from equity investments	7,312,817	83,022,172	10,593,459
Proceeds from debt instruments	104,614,110	52,303,760	37,895,884
Sales/maturities of short term investments	49,853,750	10,000,000	458,554,888

Net cash used by operating activities	(49,785,868)	(27,890,939)	(50,998,073)

Cash flows from Financing Activities:
Issuance of common stock	—	83,825,625	—
Offering expenses	—	(5,431,091)	—
Distributions to shareholders paid	(11,177,600)	(11,992,785)	(9,081,994)
Net borrowings under (repayments on) revolving credit facility	(11,000,000)	(20,000,000)	100,000,000

Net cash provided (used) by financing activities	(22,177,600)	46,401,749	90,918,006

Net change in cash and cash equivalents for the year	(71,963,468)	18,510,810	39,919,933

Cash and cash equivalents, beginning of year	84,727,933	66,217,123	26,297,190

Cash and cash equivalents, end of year	$12,764,465	$84,727,933	$66,217,123

The accompanying notes are an integral part of these consolidated financial statements.

During the year ended October 31, 2008, 2007 and 2006 MVC Capital, Inc. paid $3,891,709, $4,759,794, and $1,471,556 in interest expense, respectively.

During the year ended October 31, 2008, 2007 and 2006 MVC Capital, Inc. paid $350,000, $144,603 and $217,204 in income taxes, respectively.

Non-cash activity:

During the years ended October 31, 2008, 2007 and 2006, MVC Capital, Inc. recorded payment-in-kind dividend and interest income of $5,451,761, $2,850,999 and $2,183,786, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the years ended October 31, 2008, 2007 and 2006, MVC Capital, Inc. was allocated $363,763, $368,347 and $587,273, respectively, in flow-through income and $24,130, $0 and $0 respectively, in capital gains from its equity investment in Octagon Credit Investors, LLC. Of these amounts, $365,826, $152,072 and $307,851, respectively, was received in cash and the balance of $22,067, $216,275 and $279,422 respectively, was undistributed and therefore increased the cost of the investment. The fair value was then increased by $22,067 $216,275 and $279,422 respectively, by the Company’s Valuation Committee.

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

On January 5, 2007, MVC Capital, Inc. re-issued 3,682 shares of treasury stock, in lieu of a $48,641 cash distribution, in accordance with the Fund’s dividend reinvestment plan.

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

On August 1, 2007, MVC Capital, Inc. re-issued 2,769 shares of treasury stock, in lieu of a $41,480 cash distribution, in accordance with the Fund’s dividend reinvestment plan.

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

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2008	October 31, 2007	October 31, 2006

Operations:
Net operating income	$3,068,328	$2,059,713	$3,780,622
Net realized gain on investments and foreign currencies	1,418,141	66,943,545	5,221,390
Net change in unrealized appreciation (depreciation) on investments	59,465,174	(3,301,612)	38,334,356

Net increase in net assets from operations	63,951,643	65,701,646	47,336,368

Shareholder Distributions:
Distributions to shareholders	(11,660,691)	(12,171,688)	(9,163,765)

Net decrease in net assets from shareholder distributions	(11,660,691)	(12,171,688)	(9,163,765)

Capital Share Transactions:
Issuance of common stock	—	83,825,625	—
Offering expenses	—	(5,431,091)	—
Reissuance of treasury stock in lieu of cash dividend	483,091	178,903	81,771

Net increase in net assets from capital share transactions	483,091	78,573,437	81,771

Total increase in net assets	52,774,043	132,103,395	38,254,374

Net assets, beginning of year	369,096,769	236,993,374	198,739,000

Net assets, end of year	$421,870,812	$369,096,769	$236,993,374

Common shares outstanding, end of year	24,297,087	24,265,336	19,093,929

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	October 31,	October 31,	October 31,	October 31,	October 31,
	2008	2007	2006	2005	2004

Net asset value, beginning of year	$15.21	$12.41	$10.41	$9.40	$8.48
Gain from operations:
Net operating income	0.24	0.13	0.20	0.32	—
Net realized and unrealized gain on investments	2.39	2.79	2.28	1.13	0.91

Total gain from investment operations	2.63	2.92	2.48	1.45	0.91

Less distributions from:
Income	(0.09)	(0.08)	(0.21)	(0.24)	—
Return of capital	(0.39)	(0.46)	(0.27)	—	(0.12)

Total distributions	(0.48)	(0.54)	(0.48)	(0.24)	(0.12)

Capital share transactions
Anit-dilutive (Dilutive) effect of share issuance	—	0.42	—	(0.20)	—
Anti-dilutive effect of share repurchase program	—	—	—	—	0.13

Total capital share transactions	—	0.42	—	(0.20)	0.13

Net asset value, end of year	$17.36	$15.21	$12.41	$10.41	$9.40

Market value, end of year	$12.30	$17.06	$13.08	$11.25	$9.24

Market premium (discount)	(29.15)%	12.16%	5.40%	8.07%	(1.70)%
Total Return — At NAV(a)	17.49%	27.39%	24.23%	13.36%	12.26%
Total Return — At Market(a)	(25.44)%	35.02%	20.75%	24.38%	15.56%
Ratios and Supplemental Data:
Net assets, end of year (in thousands)	$421,871	$369,097	$236,993	$198,739	$115,567
Ratios to average net assets:
Expenses excluding tax expense (benefit)	7.00%	7.89%	6.78%	3.75%	3.68	%(b)
Expenses including tax expense (benefit)	6.77%	7.78%	6.85%	3.69%	3.74	%(b)
Expenses excluding incentive compensation	4.05%	4.40%	4.03%	3.05%	3.74	%(b)
Expenses excluding incentive compensation, interest and other borrowing costs	2.93%	2.88%	3.29%	3.03%	3.74	%(b)
Net operating income (loss) before tax expense (benefit)	0.54%	0.53%	1.83%	3.28%	0.08%
Net operating income (loss) after tax expense (benefit)	0.77%	0.64%	1.76%	3.34%	0.02%
Net operating income (loss) before incentive compensation	3.49%	4.02%	4.58%	3.98%	0.02%
Net operating income (loss) before incentive compensation, interest and other borrowing costs	4.61%	5.54%	5.32%	4.00%	0.02%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b)	The expense ratio for the year ended October 31, 2004, included a one-time expense recovery of approximately $250,000. For the year ended October 31, 2004, without this one-time recovery, the expense ratio, excluding and including tax expense would have been 3.89% and 3.95%, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Notes to Consolidated Financial Statements
October 31, 2008

1.	Organization and Business Purpose

MVC Capital, Inc. (the “Company”), formerly known as meVC Draper Fisher Jurvetson Fund I, Inc., is a Delaware corporation organized on December 2, 1999 which commenced operations on March 31, 2000. On December 2, 2002, the Company announced that it would begin doing business under the name MVC Capital, Inc.. The Company’s investment objective is to seek to maximize total return from capital appreciation and/or income. The Company seeks to achieve its investment objective by providing equity and debt financing to companies that are, for the most part, privately owned (“Portfolio Companies”). The Company’s current investments in Portfolio Companies consist principally of senior and subordinated loans, venture capital, mezzanine and preferred instruments and private equity investments.

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

On July 7, 2004, the Company’s name change from “meVC Draper Fisher Jurvetson Fund I, Inc.” to “MVC Capital, Inc.” became effective.

On July 16, 2004, the Company commenced the operations of MVC Financial Services, Inc.

On September 7, 2006, the stockholders of MVC Capital approved the adoption of the Advisory Agreement. The Advisory Agreement, which was entered into on October 31, 2006, provides for external management of the Company by TTG Advisers, which is led by Michael Tokarz. The agreement took effect on November 1, 2006. Upon the effectiveness of the Advisory Agreement, Mr. Tokarz’s employment agreement with the Company terminated. All of the individuals (including the Company’s investment professionals) that had been previously employed by the Company as of the fiscal year ended October 31, 2006 became employees of TTG Advisers.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

Our board of directors, including all of the Independent Directors, at their meeting held on October 23, 2008, approved the renewal of the Advisory Agreement for a term that would expire on the earlier of: the implementation of an Amended Agreement or one year from October 31, 2008. (Please see Note 15 “Subsequent Events” for more information.)

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

The following is a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements:

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

Recent Accounting Pronouncements — In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. Statement No. 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. This guidance, as required, will be applicable to our financial statements for our fiscal year 2009. Statement No. 157 is not expected to have a material impact on our consolidated financial statements.

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

Pursuant to our Valuation Procedures, the Valuation Committee (which is currently comprised of three Independent Directors) determines fair valuation of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the consolidated statements of operations as “Net change in unrealized appreciation (depreciation) on investments.” Currently, our NAV per share is calculated and published on a monthly basis. The fair values determined as of the most recent quarter end are reflected in that quarter’s NAV per share and in the next two months’ calculation NAV per share. (If the Valuation Committee determines to fair value an investment more frequently than quarterly, the most recently determined fair value would be reflected in the published NAV per share.)

The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

At October 31, 2008, approximately 96.08% of our total assets represented portfolio investments recorded at fair value.

Under most circumstances, at the time of acquisition, Fair Value Investments are carried at cost (absent the existence of conditions warranting, in management’s and the Valuation Committee’s view, a different initial value). During the period that an investment is held by the Company, its original cost may cease to approximate fair value as the result of market and investment specific factors. No pre-determined formula can be applied to determine fair value. Rather, the Valuation Committee analyzes fair value measurements based on the value at which the securities of the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties, other than in a forced or liquidation sale. The liquidity event whereby the Company ultimately exits an investment is generally the sale, the merger, the recapitalization or, in some cases, the initial public offering of the portfolio company.

There is no one methodology to determine fair value and, in fact, for any portfolio security, fair value may be expressed as a range of values, from which the Company derives a single estimate of fair value. To determine the fair value of a portfolio security, the Valuation Committee analyzes the portfolio company’s financial results and projections, publicly traded comparable companies when available, comparable private transactions when available, precedent transactions in the market when available, as well as other factors. The Company generally requires, where practicable, portfolio companies to provide annual audited and more regular unaudited financial statements, and/or annual projections for the upcoming fiscal year.

The fair value of our portfolio securities is inherently subjective. Because of the inherent uncertainty of fair valuation of portfolio securities that do not have readily ascertainable market values, our estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Such values also do not reflect brokers’ fees or other selling costs which might become payable on disposition of such investments.

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy which prioritizes information used to measure value. In determining fair value, the Valuation Committee uses the level 3 inputs referenced in SFAS No. 157.

The fair value measurement under SFAS No. 157 also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the Company would sell or transfer the asset with the greatest volume and level of activity for the asset. If no market for the asset exists or if the Company does not have access to the principal market, the Company will use a hypothetical market.

If a security is publicly traded, the fair value is generally equal to market value based on the closing price on the principal exchange on which the security is primarily traded.

For equity securities of portfolio companies, the Valuation Committee estimates the fair value based on market approach with value then attributed to equity or equity like securities using the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology. Under the Enterprise Value Waterfall valuation methodology, the Valuation Committee estimates the enterprise fair value of the portfolio company and then waterfalls the enterprise value over the portfolio company’s securities in order of their preference relative to one another. To assess the enterprise value of the portfolio company, the Valuation Committee weighs some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing assets may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing assets, the Valuation Committee

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

may estimate the liquidation or collateral value of the portfolio company’s assets. The Valuation Committee also takes into account historical and anticipated financial results.

In assessing enterprise value, the Valuation Committee considers the mergers and acquisitions (“M&A”) market as the principal market in which the Company would sell its investments in portfolio companies under circumstances where the Company has the ability to control or gain control of the board of directors of the portfolio company (“Control Companies”). This approach is consistent with the principal market that the Company would use for its portfolio companies if the Company has the ability to initiate a sale of the portfolio company as of the measurement date, i.e., if it has the ability to control or gain control of the board of directors of the portfolio company as of the measurement date. In evaluating if the Company can control or gain control of a portfolio company as of the measurement date, the Company takes into account its equity securities on a fully diluted basis as well as other factors.

For non-Control Companies, consistent with SFAS No. 157, the Valuation Committee considers a hypothetical secondary market as the principal market in which it would sell investments in those companies.

For loans and debt securities of non-Control Companies (for which the Valuation Committee has identified the hypothetical secondary market as the principal market), the Valuation Committee determines fair value based on the assumptions that a hypothetical market participant would use to value the security in a current hypothetical sale using a market yield (“Market Yield”) valuation methodology. In applying the Market Yield valuation methodology, the Valuation Committee determines the fair value based on such factors as third party broker quotes and market participant assumptions including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.

Estimates of average life are generally based on market data of the average life of similar debt securities. However, if the Valuation Committee has information available to it that the debt security is expected to be repaid in the near term, the Valuation Committee would use an estimated life based on the expected repayment date.

The Valuation Committee determines fair value of loan and debt securities of Control Companies based on the estimate of the enterprise value of the portfolio company. To the extent the enterprise value exceeds the remaining principal amount of the loan and all other debt securities of the company, the fair value of such securities is generally estimated to be their cost. However, where the enterprise value is less than the remaining principal amount of the loan and all other debt securities, the Valuation Committee may discount the value of such securities to reflect an impairment.

When the Company receives nominal cost warrants or free equity securities (“nominal cost equity”) with a debt security, the Company typically allocates its cost basis in the investment between debt securities and nominal cost equity at the time of origination.

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 applies to financial statements for fiscal years beginning after December 15, 2006 as deferred by FSP 48-2. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. We have adopted this Interpretation during fiscal 2008 as required. The effect of adoption of FIN No. 48 has not had a material impact on our consolidated financial statements. If the tax law requires interest and/or penalties to be paid on an underpayment of income taxes, interest and penalties will be classified as income taxes on our financial statements, if applicable.

Reclassifications — Certain amounts from prior years have had to be reclassified to conform to the current year presentation, if necessary.

4.	Management

On November 6, 2003, Michael Tokarz assumed his positions as Chairman, Portfolio Manager and Director of the Company. From November 6, 2003 to October 31, 2006, the Company was internally managed. Under internal management, Mr. Tokarz was entitled to compensation pursuant to his agreement with the Company, under which the Company was required to pay Mr. Tokarz incentive compensation in an amount equal to the lesser of (a) 20% of the net income of the Company for the fiscal year; or (b) the sum of (i) 20% of the net capital gains realized less unrealized depreciation by the Company in respect of the investments made during his tenure as Portfolio Manager; and (ii) the amount, if any, by which the Company’s total expenses for a fiscal year were less than 2% of the Company’s net assets (determined as of the last day of the period). Mr. Tokarz has determined to allocate a portion of the incentive compensation to certain employees of the Company. For the fiscal year ended October 31, 2006, Mr. Tokarz received no cash or other compensation from the Company pursuant to his contract. For more information, please see Note 5 of our consolidated financial statements, “Incentive Compensation.”

Upon the Advisory Agreement’s effectiveness on November 1, 2006, Mr. Tokarz’s agreement with the Company was terminated. Under the terms of the Advisory Agreement, the Company pays TTG Advisers a base management fee and an incentive fee for its provision of investment advisory and management services.

Under the terms of the Advisory Agreement, TTG Advisers determines, consistent with the Company’s investment strategy, the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes. TTG Advisers also identifies and negotiates the structure of the Company’s investments (including performing due diligence on prospective portfolio companies), closes and monitors the Company’s investments, determines the securities and other assets purchased, retains or sells and oversees the administration, recordkeeping and compliance functions of the Company and/or third parties performing such functions for the Company. TTG Advisers’ services under the Advisory Agreement are not exclusive, and it may furnish similar services to other entities. Pursuant to the Advisory Agreement, the Company is required to pay TTG Advisers a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at 2.0% per annum of the Company’s total assets excluding cash and the value of any investment by the Company not made in portfolio companies (“Non-Eligible Assets”) but including assets purchased with borrowed funds that are not Non-Eligible Assets. The incentive fee consists of two parts: (i) one part is based on our pre-incentive fee net operating

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

income; and (ii) the other part is based on the capital gains realized on our portfolio of securities acquired after November 1, 2003. The Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in each of the 2007 and 2008 fiscal years. For more information, please see Note 5 of our consolidated financial statements, “Incentive Compensation.”

5.	Incentive Compensation

Under the terms of the Company’s agreement with Mr. Tokarz, as discussed in Note 4 “Management,” during the year ended October 31, 2006, the provision for estimated incentive compensation was increased by $6,055,024. The increase in the provision for incentive compensation resulted from the determination of the Valuation Committee to increase the fair value of six of the Company’s portfolio investments: Baltic, Dakota, Ohio, Octagon, Turf, and Vitality which are subject to the Company’s agreement with Mr. Tokarz, by a total of $30,275,120. This reserve balance of $7,172,352 will remain unpaid until net capital gains are realized, if ever, by the Company. Pursuant to Mr. Tokarz’s employment agreement with the Company, only after a realization event may the incentive compensation be paid to him. Mr. Tokarz has determined to allocate a portion of the incentive compensation to certain employees of the Fund. During the year ended October 31, 2006, Mr. Tokarz was paid no cash or other compensation. However, on October 2, 2006 and as discussed in “Realized Gains and Losses on Portfolio Securities,” the Company realized a gain of $551,092 from the sale of a portion of the Company’s LLC member interest in Octagon. This transaction triggered an incentive compensation payment obligation to Mr. Tokarz, which payment was not required to be made until the precise amount of the payment obligation was confirmed based on the Company’s completed audited financials for the fiscal year 2006. Following the confirmation of the audit, the payment obligation to Mr. Tokarz from this transaction was approximately $110,000 (which was paid during the first quarter of the Company’s fiscal year 2007). Mr. Tokarz’s agreement with the Company terminated on the effective date of the Advisory Agreement and the obligations under Mr. Tokarz’s agreement are superseded by those under the Advisory Agreement. TTG Advisers is entitled to incentive compensation on capital gains realized on portfolio securities acquired after November 1, 2003.

At October 31, 2006, the provision for estimated incentive compensation was $7,172,352. During the fiscal year ended October 31, 2007, this provision was increased by a net amount of $10,703,144 to $17,875,496. The increase in the provision for incentive compensation during the fiscal year ended October 31, 2007 was primarily a result of the sale of Baltic Motors and BM Auto for a combined realized gain of $66.5 million. The difference between the amount received from the sale and Baltic Motors and BM Auto’s combined carrying value at October 31, 2006 was $53.3 million. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Dakota Growers, Octagon, SGDA, PreVisor, Tekers, BENI, Summit, and Vitality) by a total of $9.6 million and decrease the fair values of Ohio Medical and Timberland by a total of $10.0 million. During the fiscal year ended October 31, 2006, Mr. Tokarz was paid no cash or other compensation. However, on October 2, 2006, the Company realized a gain of $551,092 from the sale of a portion of the Company’s LLC membership interest in Octagon. This transaction triggered an incentive compensation payment obligation of $110,218 to Mr. Tokarz, which was paid on January 12, 2007. After the increase in the provision due to the sale of Baltic Motors and BM Auto and the decrease in the provision due to the overall impact of the Valuation Committee’s determinations and payment made to Mr. Tokarz, the balance of the incentive compensation provision, at October 31, 2007, was $17,875,496. Pursuant to the Advisory Agreement, incentive compensation payments will be made to TTG Advisers only upon the occurrence of a realization event (as defined under such agreement). On July 24, 2007, as discussed in “Realized Gains and Losses on Portfolio Securities,” the Company realized a gain of $66.5 million from the sale of Baltic Motors and BM Auto. This transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment was not

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

required to be made until the precise amount of the payment obligation was confirmed based on the Company’s completed audited financials for the fiscal year 2007. Following the confirmation of the audit, the payment obligation to TTG Advisers from this transaction was approximately $12.9 million (which is 20% of the realized gain from the sale less unrealized depreciation on the portfolio) and was paid during the first six months of the Company’s fiscal year 2008. During the fiscal year ended October 31, 2007, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

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

Under internal management, Mr. Tokarz was entitled to compensation pursuant to his agreement with the Company, under which the Company was required to pay Mr. Tokarz incentive compensation in an amount equal to the lesser of (a) 20% of the net income of the Company for the fiscal year; or (b) the sum of (i) 20% of the net capital gains realized less unrealized depreciation by the Company in respect of the investments made during his tenure as Portfolio Manager; and (ii) the amount, if any, by which the Company’s total expenses for a fiscal year were less than 2% of the Company’s net assets (determined as of the last day of the period).

At October 31, 2007, the provision for estimated incentive compensation was $17,875,496. During the fiscal year ended October 31, 2008, this provision for incentive compensation was decreased by a net amount of $2,081,201 to $15,794,295. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of nine of the Company’s portfolio investments (U.S. Gas, Vitality, Summit, Tekers, SGDA, Custom Alloy, Velocitius, MVC Automotive and PreVisor) by a total of $64.8 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $4.2 million due to a PIK distribution, which was treated as a return of capital. The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2008 was a result of the incentive compensation payment to TTG Advisers of approximately $12.9 million due to the sale of Baltic Motors and BM Auto. Pursuant to the Advisory Agreement, incentive compensation payments will be made to TTG Advisers only upon the occurrence of a realization event (as defined under such agreement). On July 24, 2007, as discussed in “Realized Gains and Losses on Portfolio Securities, For the Fiscal Year Ended October 31, 2007,” the Company realized a gain of $66.5 million from the sale of Baltic Motors and BM Auto. This transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment was not required to be made until the precise amount of the payment obligation was confirmed based on the Company’s completed audited financials for the fiscal year 2007. The payment obligation to TTG Advisers from this transaction totaled approximately $12.9 million (20% of the realized gain from the sale less unrealized depreciation on the portfolio). The net decrease also reflects the Valuation Committee’s determination to decrease the fair values of nine of the Company’s portfolio investments (Timberland, Octagon, Amersham, Henry Company, Total Safety, Vendio, BP, MVC Partners and Vestal) by a total of $12.7 million and the Valuation Committee’s determination not to increase the fair values of the Harmony revolving credit facility and the Amersham loan for the accrued PIK totaling $308,000. During the fiscal year ended October 31, 2008, there was no

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

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

Dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid quarterly according to the Company’s policy established on July 11, 2005. An additional distribution may be paid by the Company to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Company either in the form of a cash distribution or a stock dividend. The amount and character of income and capital gain distributions are determined in accordance with income tax regulations which may differ from U.S. generally accepted accounting principles. These differences are due primarily to differing treatments of income and gain on various investment securities held by the Company, timing differences and differing characterizations of distributions made by the Company. Permanent book and tax basis differences relating to shareholder distributions will result in reclassifications and may affect the allocation between net operating income, net realized gain (loss) and paid-in capital.

For the Fiscal Year Ended October 31, 2008

On December 20, 2007, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on January 9, 2008 to shareholders of record on December 31, 2007. The total distribution amounted to $2,913,738, including distributions reinvested. In accordance with the Plan, Computershare Ltd., the Plan Agent, re-issued 15,930 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

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

On October 14, 2008, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on October 31, 2008 to shareholders of record on October 24, 2008. The total distribution amounted to $2,915,651, including distributions reinvested.

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

On October 13, 2006, the Company’s board of directors declared a dividend of $0.12 per share payable on October 31, 2006 to shareholders of record on October 24, 2006. The ex-dividend date was October 20, 2006. The total distribution amounted to $2,291,271 including distributions reinvested. In accordance with the Plan, the Plan Agent re-issued 2,326 shares of common stock from the Company’s treasury to shareholders participating in the Plan.

7.	Transactions with Other Parties

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. For example, the Company has a code of ethics that generally prohibits, among others, any officer or director of the Company from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. As a business development company, the 1940 Act also imposes regulatory restrictions on the Company’s ability to engage in certain related-party transactions. However, the Company is permitted to co-invest in certain portfolio companies with its affiliates to the extent consistent with applicable law or regulation and, if necessary, subject to specified conditions set forth in an exemptive order obtained from the SEC. During the past four fiscal years, no transactions were effected pursuant to the exemptive order. As a matter of policy, our board of directors has required that any related-party transaction (as defined in Item 404 of Regulation S-K) must be subject to the advance consideration and approval of the Independent Directors, in accordance with applicable procedures set forth in Section 57(f) of the 1940 Act.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

The principal equity owner of TTG Advisers is Mr. Tokarz, our Chairman. Our senior officers and Mr. Holtsberg have other financial interests in TTG Advisers (i.e., based on TTG Advisers’ performance). In addition, our officers and the officers and employees of TTG Advisers may serve as officers, directors or principals of entities that operate in the same or related line of business as we do or of investment funds managed by TTG Advisers or our affiliates. However, TTG Advisers intends to allocate investment opportunities in a fair and equitable manner. Our board of directors has approved a specific policy in this regard which is set forth in this Form 10-K

8.	Concentration of Market and Credit Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments (other than cash equivalents), which represented approximately 96.10% of the Company’s total assets at October 31, 2008. As discussed in Note 9, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.

9.	Portfolio Investments

For the Fiscal Year Ended October 31, 2008

During the fiscal year ended October 31, 2008, the Company made four new investments, committing capital totaling approximately $54.5 million. The investments were made in SP ($24.0 million), SGDA Europe ($750,000), TerraMark ($1.5 million), and Security Holdings ($28.2 million).

The Company also made 11 follow-on investments in existing portfolio companies committing capital totaling approximately $71.8 million. Two of these follow-on investments were made in companies that were new investments in fiscal year 2008. During the fiscal year ended October 31, 2008, the Company made additional investments totaling approximately $217,000 in MVC Partners. In connection with these investments, MVC Partners has made an investment in MVC Acquisition Corp., a newly-formed blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. During the year ended October 31, 2008, the Company also made additional investments totaling $3.3 million in Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10%. On November 30, 2007, the Company invested an additional $36.7 million in Ohio Medical in the form of a $10.0 million senior subordinated note and $26.7 million in 9,917 shares of convertible preferred stock. At this time, the $3.3 million convertible unsecured subordinated promissory note was converted into preferred stock. The note has an annual interest rate of 16% and a maturity date of May 30, 2012. On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC. On January 25, 2008, the amount available on the Timberland revolving note was increased by $1.0 million to $5.0 million, which Timberland immediately borrowed. On February 29, 2008, the Company invested an additional $7.8 million in Summit in the form of a $3.0 million second lien loan and $4.8 million in common stock. The second lien loan has an annual interest rate of 14% and a maturity date of August 31, 2013. On April 25, 2008, the Company invested an additional $11.8 million in BENI by purchasing 874 shares of common stock. On April 30, 2008 and July 31, 2008, the Company invested an additional $2.7 million and $4.0 million,

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

respectively, in SGDA Europe in the form of equity interest. On July 30, 2008, the Company increased its investment in SP by approximately $1.3 million, investing an additional $1.2 million in the second lien loan and $50,000 in the first lien loan. On July 31, 2008, the Company extended Turf a $1.0 million junior revolving note. The revolving note has an annual interest rate of 6% and a maturity date of May 1, 2011. Turf immediately borrowed $1.0 million on the note. The prior junior revolving note matured on May 1, 2008. On August 4, 2008, the Company increased its investment in U.S. Gas by investing an additional $2.0 million in the second lien loan.

At the beginning of the 2008 fiscal year, the junior revolving note provided to Timberland had a balance outstanding of $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during the fiscal year ended October 31, 2008 were $1.0 million resulting in a balance outstanding as of October 31, 2008 of $5.0 million. During the fiscal year ended October 31, 2008, the Valuation Committee determined to decrease the fair value of the junior revolving note by $4.0 million to $1.0 million October 31, 2008.

At October 31, 2007, the balance of the revolving credit facility provided to Octagon was $4.1 million. Net repayments during the fiscal year ended October 31, 2008 were $3.5 million resulting in a balance outstanding as of October 31, 2008 of $650,000.

At October 31, 2007, the balance of Line I (as defined in Note 10 “Commitments and Contingencies”), provided to Velocitius was approximately $191,000. Repayments during the fiscal year ended October 31, 2008 were approximately $191,000. There was no amount outstanding on Line I as of October 31, 2008.

At October 31, 2007, the balance of Line II (as defined in Note 10 “Commitments and Contingencies”), provided to Velocitius was approximately $613,000. Repayments during the fiscal year ended October 31, 2008 were approximately $613,000. There was no amount outstanding on Line II as of October 31, 2008.

At October 31, 2007, the balance of the revolving note provided to Marine was not drawn upon. Net borrowings during the fiscal year ended October 31, 2008 were $700,000, resulting in a balance outstanding as of October 31, 2008 of $700,000.

At October 31, 2007, the balance of the revolving senior credit facility provided to U.S. Gas was approximately $85,000. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with an annual rate of LIBOR plus 6% for a period of two years. This portion of the senior credit facility, in connection to the swap agreement, was approximately $571,000 at October 31, 2008. Net borrowings on the remaining portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were $4.3 million, resulting in a balance outstanding of $4.4 million at such date. The combined balance of the revolving credit facility at October 31, 2008 was $4.9 million.

During the fiscal year ended October 31, 2008, the Company received approximately $1.4 million in principal payments on the term loan provided to Storage Canada. The balance of the term loan at October 31, 2008 was approximately $1.2 million.

During the fiscal year ended October 31, 2008, Phoenix Coal began trading on the Toronto Stock Exchange. Consistent with the Company’s valuation procedures, effective June 30, 2008, the Company has been marking this investment to its market price. On July 23, 2008, the Company sold 500,000 shares of Phoenix Coal. The total amount received from the sale net of commission was approximately $512,000, resulting in a realized gain of approximately $262,000. On July 29, 2008, the Company sold an additional 500,000 shares of Phoenix Coal. The total amount received from the sale net of commission was approximately $484,000, resulting in a realized gain of approximately $234,000.

On November 1, 2007, December 1, 2007 and January 1, 2008, the Company received $111,111, respectively, as principal payments from SP on term loan B. On January 2, 2008, SP repaid term loan B and its senior subordinated loan in full, including all accrued interest. The total amount received for term loan B was $7.1 million and the amount received for the senior subordinated loan was $13.6 million.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

On November 2, 2007, Genevac made a principal payment of $1.0 million on its senior subordinated loan. On January 2, 2008, Genevac repaid its senior subordinated loan in full, including all accrued interest, totaling $11.9 million. The Company, at this time, sold 140 shares of Genevac common stock for $1.7 million, resulting in a short-term capital gain of $595,000.

On December 31, 2007, March 31, 2008 and June 30, 2008, the Company received principal payments from BP on term loan A of $90,000. On September 30, 2008, the Company received a principal payment from BP of approximately $146,000. The balance of term loan A as of October 31, 2008 was approximately $2.1 million.

On December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, Total Safety made principal payments of $2,500 on its first lien loan on each payment date. The balance of the first lien loan as of October 31, 2008 was approximately $983,000.

On December 31, 2007, Turf borrowed $1.0 million from the secured junior revolving note. This amount was repaid on April 28, 2008.

On January 2, 2008, February 1, 2008, April 1, 2008, July 1, 2008 and October 1, 2008, the Company received principal payments of $37,500, $1,666,667, $37,500, $37,500, and $37,500, respectively, on the term loan provided to Innovative Brands. The balance of the term loan as of October 31, 2008 was approximately $13.0 million.

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

On March 31, 2008, June 30, 2008 and September 30, 2008, SP made principal payments of $17,361 on its first lien loan on each payment date. The balance of the first lien loan as of October 31, 2008 was approximately $998,000.

On April 15, 2008, the Company received a principal payment of $100,000 from Vestal on its senior subordinated debt. The balance of the senior subordinated debt as of October 31, 2008 was $600,000.

On June 9, 2008, BENI was acquired by MVC Automotive to achieve operating efficiencies. BENI was, and MVC Automotive continues to be, 100% owned by the Company. MVC Automotive increased its shareholder’s equity by $14.5 million and assumed $2.0 million of debt as a result of the cashless transaction. There was no gain or loss to the Company from this transaction. The balance of the MVC Automotive bridge loan as of October 31, 2008 was $3.6 million and the common stock had a fair value of $41.5 million.

On August 5, 2008, the Company received a principal payment of $2.0 million from Custom Alloy on its unsecured subordinated debt. During the fiscal year ended October 31, 2008, Custom Alloy paid approximately $1.0 million in accrued PIK interest on its unsecured subordinated debt. The balance of the unsecured subordinated debt as of October 31, 2008, was $12.0 million.

On August 12, 2008, the Company invested $1.5 million in TerraMark in the form of a senior secured loan. The loan bears annual interest at 10% and matures on February 12, 2009.

On August 29, 2008 and September 3, 2008, GDC made principal payments of $250,000 and $108,951, respectively, on its senior subordinated loan. The balance of the loan as of October 31, 2008 was approximately $3.0 million.

On September 3, 2008, the Company invested $28.2 million in Security Holdings in the form of common equity interest.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

During the fiscal year ended October 31, 2008, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $5.2 million, SGDA preferred equity interest by $500,000, Foliofn preferred stock by $6.0 million, Tekers common stock by $575,000, Custom Alloy preferred stock by $22.5 million, Velocitius equity interest by $9.6 million, MVC Automotive equity interest by $6.1 million, PreVisor common stock by $1.1 million, Summit common stock by $16.0 million, and Vitality common stock and warrants by approximately $3.4 million. In addition, increases in the cost basis and fair value of the loans to GDC, SP, Harmony, Timberland, Amersham, Marine, BP, Summit, U.S. Gas, WBS, and Custom Alloy and the Vitality and Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $5,451,761. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $4.2 million due to a PIK distribution which was treated as a return of capital. Also, during the fiscal year ended October 31, 2008, the undistributed allocation of flow-through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $22,000. The Valuation Committee also decreased the fair value of the Company’s investments in Vendio preferred stock by $2.9 million and common stock by $1,000, Vestal common stock by $2.8 million, Octagon’s membership interest by $1.2 million, Amersham second lien notes by approximately $427,000, Henry Company term loan A by approximately $59,000, Total Safety first lien loan by approximately $74,000, BP term loan B by approximately $27,000, MVC Partners equity interest by $200,000 and Timberland’s common stock by $3.4 million and its junior revolving line of credit by $4.0 million during the fiscal year ended October 31, 2008. The Valuation Committee also determined not to increase the fair values of the Harmony revolving credit facility and the Amersham loan for the accrued PIK totaling $308,000.

At October 31, 2008, the fair value of all portfolio investments, exclusive of short-term securities, was $490.8 million with a cost basis of $445.6 million. At October 31, 2008, the fair value and cost basis of Legacy Investments was $20.2 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $470.6 million and $389.7 million, respectively. At October 31, 2007, the fair value of all portfolio investments, exclusive of short-term securities, was $379.2 million with a cost basis of $393.4 million. At October 31, 2007, the fair value and cost basis of Legacy Investments was $17.1 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $362.1 million and $337.5 million, respectively.

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

On April 16, 2007, the assets and liabilities of SafeStone Technologies PLC were transferred to two new companies, Lockorder and SafeStone Limited . The Company received 21,064 shares of SafeStone Limited and 21,064 shares of Lockorder as a result of this corporate action. On a combined basis, there was no change in the cost basis or fair value due to this transaction.

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Commitments and Contingencies

Commitments to/for Portfolio Companies:

At October 31, 2008, the Company’s commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at October 31, 2008

Timberland Junior Revolver	$5.0 million	$5.0 million
Storage Canada Loan	$6.0 million	$1.2 million
Marine Revolving Loan Facility	$2.0 million	$700,000
Octagon Revolving Credit Facility	$12.0 million	$650,000
Velocitius Revolving Line I	$260,000	—
Harmony Pharmacy Revolving Credit Facility	$4.0 million	$4.0 million
Velocitius Revolving Line II	$650,000	—
Tekers Guarantee	$2.0 million	—
U.S. Gas Revolving Credit Facility	$10.0 million	$4.9 million
MVC Automotive Guarantee	$8.5 million	—
MVC Automotive Guarantee	$5.2 million	—
MVC Automotive Guarantee	$1.9 million	—
Turf Junior Revolver	$1.0 million	$1.0 million

Total	$58.5 million	$17.5 million

On July 8, 2005 the Company extended to Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2009. The Company also receives a fee of 0.25% on the unused portion of the note. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. As of October 31, 2007, the funded debt under the junior revolving line of credit was $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. Net borrowings during the fiscal year ended October 31, 2008 were $1.0 million resulting in a balance as of October 31, 2008 of $5.0 million.

On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment was for one year, but may be renewed annually with the consent of both parties. The commitment was renewed in March 2008. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2007, the outstanding balance of the loan commitment was $2.7 million. Net repayments during the fiscal year ended October 31, 2008 were approximately $1.4 million, resulting in a balance of approximately $1.2 million at such date.

On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. Net borrowings during the fiscal year ended October 31, 2008 were $700,000, resulting in a balance of $700,000 at such date.

On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

facility. At October 31, 2007 the outstanding balance of the revolving credit facility provided to Octagon was $4.1 million. Net repayments during the fiscal year ended October 31, 2008 were $3.5 million resulting in a balance outstanding of $650,000 on that date.

On October 30, 2006, the Company provided Velocitius a $260,000 revolving line of credit (“Line I”). Line I expires on October 31, 2009 and bears annual interest at 8%. At October 31, 2007, the balance of the Line I was approximately $191,000. Repayments during the fiscal year ended October 31, 2008 were approximately $191,000. There was no amount outstanding on Line I as of October 31, 2008.

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

On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. At October 31, 2007 and October 31, 2008, the outstanding balance of the revolving credit facility provided was $4.0 million.

On May 1, 2007, the Company provided a $650,000 Line II to Velocitius. Line II expires on April 30, 2010 and bears annual interest at 8%. At October 31, 2007, there was approximately $613,000 outstanding. Repayments during the fiscal year ended October 31, 2008 were approximately $613,000. There was no amount outstanding on Line II as of October 31, 2008.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.0 million at October 31, 2008.

On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility to U.S. Gas. The senior credit facility bears annual interest at either LIBOR plus 6% or Prime plus 4.5%, this election is at U.S. Gas’ discretion. The Company receives a fee of 0.50% on the unused portion of the senior credit facility. The revolving senior credit facility expires on July 26, 2010. At October 31, 2007, there was approximately $85,000 outstanding on the revolving senior credit facility. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with a LIBOR based borrowing rate for a period of two years. This portion of the senior credit facility was approximately $571,000 at October 31, 2008. Net borrowings on the remaining portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were $4.3 million, resulting in a balance outstanding of $4.4 million at such date. The combined balance of the revolving credit facility at October 31, 2008 was $4.9 million.

On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $8.5 million at October 31, 2008.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.2 million at October 31, 2008) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.

On July 31, 2008, the Company extended to Turf a $1.0 million secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. Net borrowings during the fiscal year ended October 31, 2008 were $1.0 million resulting in a balance outstanding of $1.0 million on that date.

On September 9, 2008, the Company agreed to guarantee a 35.0 million CZK mortgage for MVC Automotive, equivalent to approximately $1.9 million at October 31, 2008.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Commitments of the Company:

Effective November 1, 2006, under the terms of Advisory Agreement, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue.

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100.0 million credit facility (“Credit Facility I”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2007, there was $50.0 million in term debt and $30.0 million in revolving credit on Credit Facility I outstanding. During the fiscal year ended October 31, 2008, the Company’s net repayments on Credit Facility I were $11.0 million. As of October 31, 2008, there was $50.0 million in term debt and $19.0 million outstanding on the revolving credit facility. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. Credit Facility I will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility I will be due and payable. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.

On April 24, 2008, the Company entered into a two-year, $50.0 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). During the fiscal year ended October 31, 2008, the Company’s net borrowings on Credit Facility II were $0. Credit Facility II provides financing to the Company in addition to the Company’s existing $100.0 million Credit Facility I with Guggenheim. Proceeds from borrowings made under Credit Facility II are used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 50 basis points. In addition, the Company is also subject to a 25 basis point utilization fee for the amount of Credit Facility II that is outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities whose purchase has been approved by BB&T.

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

11.	Certain Issuances of Equity Securities by the Issuer

On February 28, 2007, the Company completed its public offering of 5,000,000 shares of the Company’s common stock at a price of $16.25 per share. On March 28, 2007, pursuant to the 30-day over-allotment option

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

granted by the Company to the underwriters in connection with the offering, the underwriters purchased an additional 158,500 shares of common stock at the purchase price of $16.25 per share. The Company raised approximately $78.4 million in net proceeds after deducting the underwriting discount and commissions and estimated offering expenses. The Company used the net proceeds of the offering to fund additional investments and for general corporate purposes, including the repayment of debt.

On April 15, 2005, the Company re-issued 146,750 shares of its treasury stock at the Company’s NAV per share of $9.54 in exchange for 40,500 shares of common stock of Vestal.

On December 3, 2004, the Company commenced a rights offering to its shareholders of non-transferable subscription rights to purchase shares of the Company’s common stock. Pursuant to the terms of the rights offering, each share of common stock held by a stockholder of record on December 3, 2004, entitled the holder to one right. For every two rights held, shareholders were able to purchase one share of the Company’s common stock at the subscription price of 95% of the Company’s NAV per share on January 3, 2005. In addition, shareholders who elected to exercise all of their rights to purchase the Company’s common stock received an over-subscription right to subscribe for additional shares that were not purchased by other holders of rights. Based on a final count by the Company’s subscription agent, the rights offering was over-subscribed with 6,645,948 shares of the Company’s common stock subscribed for. This was in excess of the 6,146,521 shares available before the 25% oversubscription. Each share was subscribed for at a price of $9.10 which resulted in gross proceeds to the Company of approximately $60.5 million before offering expenses of approximately $402,000.

12.	Tax Matters

Return of Capital Statement of Position (ROCSOP) Adjustment:  During the year ended October 31, 2008, the Company recorded a reclassification for permanent book to tax differences. These differences were primarily due to book/tax treatment of partnership income, foreign currency, and other book-to-tax adjustments. These differences resulted in a net increase in accumulated earnings of $2,700,818, an increase in accumulated net realized loss of $67,484, and a decrease in additional paid in capital of $2,633,334. This reclassification had no effect on net assets.

Distributions to Shareholders:  The table presented below includes MVC Capital, Inc. only. The Company’s wholly-owned subsidiary MVCFS has not been included. As of October 31, 2008, the components of accumulated earnings/ (deficit) on a tax basis were as follows:

Tax Basis Accumulated Earnings (Deficit)
Accumulated capital and other losses	$(4,759,142)
Gross unrealized appreciation	98,066,931
Gross unrealized depreciation	(55,704,546)

Net unrealized appreciation	$42,362,385

Total tax basis accumulated earnings	38,747,447
Tax cost of investments	448,441,732
Current year distributions to shareholders on a tax basis
Ordinary income	10,971,153
Return of Capital	689,538
Prior year distributions to shareholders on a tax basis
Ordinary income	12,171,688

On October 31, 2008, the Company had a net capital loss carryforward of $4,759,142, of which $1,463,592 will expire in the year 2012 and $3,295,550 will expire in the year 2013. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

Qualified Dividend Income Percentage

The Company designated 39% of dividends declared and paid during the year ended October 31, 2008 from net investment income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate Dividends Received Deduction Percentage

Corporate shareholders may be eligible for a dividends received deduction for certain ordinary income distributions paid by the Company. The Company designated 39% of dividends declared and paid during the year ending October 31, 2008 from net investment income as qualifying for the dividends received deduction. The deduction is a pass-through of dividends paid by domestic corporations (i.e. only equities) subject to taxation.

13.	Income Taxes

The Company’s wholly-owned subsidiary MVCFS is subject to federal and state income tax. For the fiscal year ended October 31, 2008, the Company recorded a tax benefit of $936,396. For the fiscal year ended October 31, 2007, the Company recorded a tax benefit of $374,692. For the fiscal year ended October 31, 2006, the Company recorded a tax provision of $159,072. The provision for income taxes was comprised of the following:

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2008	2007	2006

Current tax (benefit) expense:
Federal	$(296,850)	$(119,529)	$314,859
State	936	—	89,078

Total current tax expense	(295,914)	(119,529)	403,937
Deferred tax benefit:
Federal	(513,849)	(191,210)	(203,645)
State	(126,633)	(63,953)	(41,220)

Total deferred tax benefit	(640,482)	(255,163)	(244,865)
Total tax (benefit) provision	$(936,396)	$(374,692)	$159,072

A reconciliation between the taxes computed at the federal statutory rate and our effective tax rate for MVCFS for the fiscal year ended October 31, 2008 is as follows:

Fiscal Year
Ended
October 31,
2008

Federal statutory tax rate	34.00%
Permanent difference	(0.00)%
State taxes, net of federal tax benefit	5.28%
Valuation allowance for deferred tax assets	—
Other, net	—

Effective income tax rate	39.28%

The Company has a net operating loss of $2.3 million for federal and New York state purposes. Due to the availability of income in prior years, the Company intends to carry back approximately $800,000 of the operating loss to prior years for federal tax purposes. The remaining net operating loss will be carried forward to offset federal taxable income in future years. This carry forward has resulted in a deferred benefit of approximately $480,000. The

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

federal carry forward loss will expire on October 31, 2028. However, due to the statutory limitation on the net operating loss carry back for New York state purposes, the New York state net operating loss of approximately $2.3 million will be carried forward to offset New York state taxable income in the future years. This carry forward has resulted in a state deferred benefit of approximately $126,000 (net of federal impact). The New York state carry forward loss will expire on October 31, 2028.

Deferred income tax balances for MVCFS reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The components of our deferred tax assets and liabilities for MVCFS as of October 31, 2008, October 31, 2007 and October 31, 2006 were as follows:

	October 31,	October 31,	October 31,
	2008	2007	2006

Deferred tax assets:
Deferred revenues	$817,700	$781,935	$548,120
New York State NOL	625,364	19,584	—
Others	701	1,763	2,822

Total deferred tax assets	$1,443,765	$803,283	$548,120
Valuation allowance	—	—	—

Net deferred tax assets	$1,443,765	$803,283	$548,120
Deferred tax liabilities:
Deferred tax liabilities	—	—	—

Total deferred tax liabilities	—	—	—
Net deferred taxes	$1,443,765	$803,283	$548,120

Valuation Allowance

No valuation allowance was deemed necessary since the significant portion of temporary differences resulting in deferred tax assets are considered fully realizable.

14.	Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, and the financial advisory operations of its wholly owned subsidiary, MVCFS.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents book basis segment data for the fiscal year ended October 31, 2008:

	MVC	MVCFS	Consolidated

Interest and dividend income	$25,934,658	$112,600	$26,047,258
Fee income	212,098	3,400,637	3,612,735
Other income	366,818	—	366,818
Total operating income	26,513,574	3,513,237	30,026,811
	—
Total operating expenses	21,997,671	5,897,208	27,894,879
	—
Net operating income (loss) before taxes	4,515,903	(2,383,971)	2,131,932
Tax expense (benefit)	—	(936,396)	(936,396)
Net operating income (loss)	4,515,903	(1,447,575)	3,068,328
Net realized gain (loss) on investments and foreign currency	1,419,838	(1,697)	1,418,141
Net change in unrealized appreciation on investments	59,465,174	—	59,465,174
Net increase (decrease) in net assets resulting from operations	65,400,915	(1,449,272)	63,951,643

In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc.

15.	Subsequent Events

On November 4, 2008, the Company invested an additional $700,000 in Harmony in the form of a demand note. The demand note bears annual interest at 10%.

Since October 31, 2008, net repayments on the U.S. Gas senior credit facility totaled approximately $470,000 .

On December 11, 2008, at an in-person meeting of the board of directors, the board, including all of the Independent Directors, approved the Amended Agreement, which was recommended for approval by the stockholders of the Company at the next annual meeting of stockholders. The Amended Agreement is the result of arm’s-length negotiation between the Independent Directors and TTG Advisers and provides for TTG Advisers’ continued management of the Company. The Amended Agreement is identical, in all material respects, to the Company’s current Advisory Agreement, except for the following modifications: (i) the Amended Agreement secures Mr. Tokarz’s service as the portfolio manager of the Company for an additional two fiscal years; (ii) the Amended Agreement extends the period for which an expense cap would apply for an additional two fiscal years, and increases the expense cap to 3.5%; and (iii) the calculation of the capital gains portion of the incentive fee under the Amended Agreement reflects a revision so that unrealized depreciation on an investment would not reduce the fee to the extent it has already been reduced by the same unrealized depreciation on the same investment in prior fiscal years.

On December 16, 2008, the Company received a principal payment of approximately $1.6 million and an amendment fee of approximately $57,000 from Innovative Brands. The interest rate on the term loan also increased to 14.5%, retroactive to September 30, 2008.

On December 19, 2008, the Company declared a dividend of $0.12 per share, or a total of approximately $2.9 million. The dividend is payable on January 9, 2009 to shareholders of record on December 31, 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MVC Capital, Inc.

We have audited the accompanying consolidated balance sheets of MVC Capital, Inc. (the “Company”), including the consolidated schedules of investments, as of October 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2008, and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements, the selected per share data and ratios and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, selected per share data and ratios and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and selected per share data and ratios. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of October 31, 2008, or by other correspondence with the custodians and management of the underlying investments. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the consolidated financial position of MVC Capital, Inc. at October 31, 2008 and 2007, and the consolidated results of their operations, their cash flows and their changes in net assets for each of the three years in the period ended October 31, 2008 and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MVC Capital, Inc.’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 23, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
December 23, 2008

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date we carried out the evaluation discussed above.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2008. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MVC Capital, Inc.

We have audited MVC Capital, Inc.’s internal control over financial reporting as of October 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MVC Capital Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Controls and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, MVC Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MVC Capital, Inc., including the consolidated schedules of investments, as of October 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2008, and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2008, and our report dated December 23, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
December 23, 2008

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

Reference is made to the information with respect to “directors and executive officers of the Registrant” to be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2009 (the “2009 Proxy Statement”), which information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to the Company’s chief executive officer and chief financial officer/chief accounting officer, a copy of which is posted on our website http://www.mvccapital.com.

In accordance with the requirements of Section 303A.12(a) of the NYSE’s listed company standards, shortly after our 2008 annual meeting of shareholders, Michael Tokarz, our Chairman and Portfolio Manager, certified to the NYSE that he was unaware of any violation of the NYSE’s corporate governance listing standards. In addition, our CEO and CFO certify the accuracy of the financial statements contained in our periodic reports, and so certified in this Form 10-K through the filing of Section 302 certifications as exhibits to this Form 10-K.

Item 11.	Executive Compensation

Reference is made to the information with respect to “executive compensation” to be contained in the 2009 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information with respect to “security ownership of certain beneficial owners and management” to be contained in the 2009 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated by reference to the relevant section of the 2009 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Reference is made to the information with respect to “principal accounting fees and services” to be contained in the 2009 Proxy Statement, which information is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statements, Schedules

		Page(s)

(a)(1)	Financial Statements
	Consolidated Balance Sheets
	October 31, 2008 and October 31, 2007	69
	Consolidated Schedule of Investments
	October 31, 2008	70-72
	October 31, 2007	73-75
	Consolidated Statement of Operations
	For the Year Ended October 31, 2008,
	the Year Ended October 31, 2007 and
	the Year Ended October 31, 2006	76
	Consolidated Statement of Cash Flows
	For the Year Ended October 31, 2008,
	the Year Ended October 31, 2007 and
	the Year Ended October 31, 2006	77
	Consolidated Statement of Changes in Net Assets
	For the Year Ended October 31, 2008,
	the Year Ended October 31, 2007 and
	the Year Ended October 31, 2006	80
	Consolidated Selected Per Share Data and Ratios
	For the Year Ended October 31, 2008,
	the Year Ended October 31, 2007,
	the Year Ended October 31, 2006,
	the Year Ended October 31, 2005 and
	the Year Ended October 31, 2004	81
	Notes to Consolidated Financial Statements	82-105
	Report of Independent Registered Public Accounting Firm	106-111
(a)(2)	The following financial statement schedules are filed here with:
	Schedule 12-14 of Investments in and Advances to Affiliates	112

In addition, there may be additional information not provided in a schedule because (i) such information is not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit
Number	Description

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 99.a filed with the Registrant’s initial Registration Statement on Form N-2 (File No. 333-92287) filed on December 8, 1999)
3.2	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to Exhibit 99.a.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
3.3	Fifth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 99.b. filed with Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-125953) filed on August 29, 2005)
4.1	Form of Share Certificate. (Incorporated by reference to Exhibit 99.d.1 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

Exhibit
Number		Description

10.1		Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit 99.e filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.2		Investment Advisory and Management Agreement between the Registrant and The Tokarz Group Advisers LLC. (Incorporated by reference to Exhibit 99.g filed with the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 29, 2006)
10.3		Form of Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.1 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.4		Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)
10.5		Form of Transfer Agency Letter Agreement with Registrant and EquiServe Trust Company, N.A. (Incorporated by reference to Exhibit 99.k.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.6		Form of Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.6 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)
10.7		Form of Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.7 filed with Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)
10.8		Form of Credit Agreement with Registrant and Guggenheim Corporate Funding, LLC et al. (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 9, 2006)
10.9		Form of Credit Agreement with Registrant and Branch Banking and Trust Company, et al. (Incorporated by reference to Exhibit 10(a) filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 6, 2008)
10.10		Form of Custody Agreement between Registrant and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10Q (File No. 814-00201) filed on June 6, 2008)
10	.11*	Form of Amendments to Credit Agreement with Registrant and Guggenheim Corporate Funding, LLC et al.
14		Joint Code of Ethics of the Registrant and The Tokarz Group LLC. (Incorporated by reference to Exhibit 99r filed with the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 29, 2006)
31*		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32*		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Filed herewith

(b) Exhibits

Exhibit No.	Exhibit

10.11	Form of Amendments to Credit Agreement with Registrant and Guggenheim Corporate Funding, LLC et al.
31	Certifications pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(c) Financial Statement Schedules

Schedule 12-14

MVC Capital, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliaties

		Amount of Interest		October 31,			October 31,
		or Dividends Credited		2007	Gross	Gross	2008
Portfolio Company	Investment(1)	to Income(5)	Other(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value

Companies More than 25% owned
auto MOTOL BENI	Common Stock	—	—	2,700,000	11,800,000	(14,500,000)	—
(Automotive Dealership)	Loan	39,333	—	2,000,000	—	(2,000,000)	—

MVC Automotive Group	Common Stock	—	—	20,911,500	20,588,500	—	41,500,000
(Automotive Dealership)	Bridge Loan	695,116	—	19,088,500	2,000,000	(17,444,943)	3,643,557

MVC Partners, LLC	Common Equity Interest	—	—	116,173	216,525	(200,000)	132,698
(Private Equity Firm)

Ohio Medical Corporation	Common Stock	—	—	17,200,000	—	—	17,200,000
(Medical Device Manufacturer)	Preferred Stock	—	—	—	34,201,081	—	34,201,081
	Note	57,778	—	—	10,000,000	(10,000,000)	—
	Note	43,868	—	3,250,000	—	(3,250,000)	—

SGDA Europe B.V	Common Equity Interest	—	—	—	7,450,000	—	7,450,000
(Soil Remediation)

SGDA Sanierungsgesellschaft fur Deponien und Altlasten	Loan	510,291	—	6,059,477	69,957	—	6,129,434
(Soil Remediation)	Common Equity Interest	—	—	560,000	—	—	560,000
	Preferred Equity Interest	—	—	5,600,000	500,000	—	6,100,000

SIA Tekers Invest	Common Stock	—	—	2,600,000	575,000	—	3,175,000
(Port Facilities)

Summit Research Labs, Inc.	Loan	1,097,834	—	5,414,733	3,525,859	—	8,940,592
(Specialty Chemical)	Preferred Stock	—	—	12,200,000	20,800,000	—	33,000,000

Timberland Machines & Irrigation, Inc.	Loan	770,991	—	6,860,431	389,840	—	7,250,271
(Distributor — Landscaping & Irrigation Equipment)	Revolver	597,602	—	4,000,000	1,000,000	(4,000,000)	1,000,000
	Common Stock	—	—	3,420,291	—	(3,420,291)	—
	Warrants	—	—	—	—	—	—

Turf Products, LLC	Loan	1,136,370	—	7,676,330	—	—	7,676,330
(Distributor — Landscaping & Irrigation Equipment)	LLC Interest	—	—	5,821,794	—	—	5,821,794
	Revolver	49,247	—	—	1,000,000	—	1,000,000
	Warrant	—	—	—	—	—	—

Velocitius B.V	Revolver I	—	—	191,084	—	(191,084)	—
(Renewable Energy)	Revolver II	24,651	—	612,882	—	(612,882)	—
	Common Equity Interest	—	—	11,395,315	9,604,685	—	21,000,000

Vendio Services, Inc.	Common Stock	—	—	15,421	—	(974)	14,447
(Technology)	Preferred Stock	—	—	9,484,579	—	(2,899,025)	6,585,554

Vestal Manufacturing Enterprises, Inc.	Loan	71,934	—	700,000	—	(100,000)	600,000
(Iron Foundries)	Common Stock	—	—	3,700,000	—	(2,750,000)	950,000

Total companies more than 25% owned		$5,095,015					$213,930,758

Companies More than 5% owned, but less than 25%
Custom Alloy Corporation	Loan	1,954,284	—	14,035,389	—	(2,035,389)	12,000,000
(Manufacturer of Tubular Goods for the Energy Industry)	Preferred Stock	—	—	44,000	99,000	—	143,000
	Preferred Stock	1,200,000	—	9,956,000	22,401,000	—	32,357,000

Dakota Growers Pasta Company, Inc.	Common Stock	332,991	—	10,161,950	—	—	10,161,950
(Manufacturer of Packaged Food)	Preferred Stock	—	—	10,650,000	—	—	10,650,000

Endymion Systems, Inc.	Preferred Stock	—	—	—	—	—	—
(Technology Investments)

Genevac U.S. Holdings, Inc.	Loan	261,240	—	12,962,963	—	(12,962,963)	—
(Laboratory Research Equipment)	Common Stock	35,898	—	1,103,002	—	(1,103,002)	—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliaties — (Continued)

		Amount of Interest		October 31,			October 31,
		or Dividends Credited		2007	Gross	Gross	2008
Portfolio Company	Investment(1)	to Income(5)	Other(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value

Harmony Pharmacy & Health Center, Inc.	Revolver	411,287	—	4,000,000	—	—	4,000,000
(Healthcare — Retail)	Demand Note	—	—	—	3,300,000	—	3,300,000
	Common Stock	—	—	750,000	—	—	750,000

HuaMei Capital Company, Inc.	Common Stock	—	—	2,000,000	—	—	2,000,000
(Financial Services)

Impact Confections, Inc.	Loan	200,174	—	5,718,372	74,842	(5,793,214)	—
(Confections Manufacturing & Distribution)	Loan	5,877	—	325,000	—	(325,000)	—
	Common Stock	—	—	2,700,000	—	(2,700,000)	—

Marine Exhibition Corporation	Loan	1,197,140	—	10,506,628	433,829	—	10,940,457
(Theme Park)	Preferred Stock*	272,453	—	2,203,455	181,636	—	2,385,091
	Revolver	1,725	—	—	700,000	—	700,000

Octagon Credit Investors, LLC	Loan	372,491	—	5,000,000	—	—	5,000,000
(Financial Services)	Revolver	316,657	—	4,100,000	12,750,000	(16,200,000)	650,000
	LLC Interest	—	—	3,765,275	—	(1,177,933)	2,587,342

Previsor, Inc.	Common Stock	—	—	9,000,000	1,100,000	—	10,100,000
(Human Capital Management)

Security Holdings, B.V.	Common Equity Interest	—	—	—	28,154,200	—	28,154,200
(Technology Services)

U.S. Gas & Electric, Inc.	Loan	881,799	—	5,551,318	2,305,004	—	7,856,322
(Energy Services)	Credit Facility	213,272	—	84,882	8,946,693	(4,663,235)	4,368,340
	Credit Facility	22,235	—	—	571,429	—	571,429
	Preferred Stock	—	—	500,000	4,800,000	—	5,300,000
	Preferred Stock	—	—	—	350,000	—	350,000

Vitality Foodservice, Inc.	Common Stock	—	—	9,064,716	764,941	—	9,829,657
(Non-Alcoholic Beverages)	Preferred Stock	1,663,990	—	12,562,408	639,996	—	13,202,404
	Warrants	—	—	1,100,000	2,635,058	—	3,735,058

Total companies more than 5% owned, but less than 25%		$9,343,513					$181,092,250

This schedule should be read in conjunction with the Company’s consolidated statements as of and for the year ended October 31, 2008, including the consolidated schedule of investments.

(1)	Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common and preferred stock are shown in the consolidated schedule of investments as of October 31, 2008.

(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)	Represents the total amount of interest or dividends credited to income for a portion of the year an investment was included in the companies more than 25% owned.

*	All or a portion of the dividend income on this investment was or will be paid in the form of additional securities or by increasing the liquidation preference. Dividends paid-in-kind are also included in the Gross Additions for the investment, as applicable.

The accompanying notes are an integral part of these consolidated financial statements.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Michael Tokarz (Michael Tokarz)	Chairman (Principal Executive Officer) and Director	Date: December 29, 2008

/s/ Peter Seidenberg (Peter Seidenberg)	Chief Financial Officer	Date: December 29, 2008

/s/ Gerald Hellerman (Gerald Hellerman)	Director	Date: December 29, 2008

/s/ Robert C. Knapp (Robert C. Knapp)	Director	Date: December 29, 2008

/s/ William E. Taylor (William E. Taylor)	Director	Date: December 29, 2008

/s/ Emilio Dominianni (Emilio Dominianni)	Director	Date: December 29, 2008

/s/ Warren Holtsberg (Warren Holtsberg)	Director	Date: December 29, 2008