Form 10-Q
period 2009-01-31
MVC CAPITAL, INC.
filed 2009-03-06
CIK 1099941

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 814-00201
MVC Capital, Inc.
(Exact name of the registrant as specified in its charter)

DELAWARE	94-3346760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

287 Bowman Avenue
2nd Floor
Purchase, New York
(Address of principal	10577
executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 24,297,087 shares of the registrant’s common stock, $.01 par value, outstanding as of March 6, 2009.

MVC Capital, Inc.
(A Delaware Corporation)
Index

Page
Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
- January 31, 2009 and October 31, 2008	3
Consolidated Statements of Operations
- For the Period November 1, 2008 to January 31, 2009 and
- For the Period November 1, 2007 to January 31, 2008	4
Consolidated Statements of Cash Flows
- For the Period November 1, 2008 to January 31, 2009 and
- For the Period November 1, 2007 to January 31, 2008	5
Consolidated Statements of Changes in Net Assets
- For the Period November 1, 2008 to January 31, 2009
- For the Period November 1, 2007 to January 31, 2008 and
- For the Year ended October 31, 2008	6
Consolidated Selected Per Share Data and Ratios
- For the Period November 1, 2008 to January 31, 2009,
- For the Period November 1, 2007 to January 31, 2008 and
- For the Year ended October 31, 2008	7
Consolidated Schedule of Investments
- January 31, 2009
- October 31, 2008	8
Notes to Consolidated Financial Statements	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	55

Item 4. Controls and Procedures	61

Part II. Other Information	62

SIGNATURE	63

Exhibits	64
EX-31
EX-32

Part I. Consolidated Financial Information
Item 1. Consolidated Financial Statements
CONSOLIDATED FINANCIAL STATEMENTS
MVC Capital, Inc.
Consolidated Balance Sheets

	January 31,	October 31,
	2009	2008
	(Unaudited)
ASSETS
Assets
Cash and cash equivalents	$4,737,615	$12,764,465
Investments at fair value
Non-control/Non-affiliated investments (cost $123,078,940 and $124,471,466)	91,795,916	95,781,109
Affiliate investments (cost $140,614,334 and $138,694,946)	191,760,241	181,092,250
Control investments (cost $182,728,939 and $182,433,350)	206,277,007	213,930,758

Total investments at fair value (cost $446,422,213 and $445,599,762)	489,833,164	490,804,117
Dividends, interest and fees receivable, net of reserve	2,411,669	2,641,994
Prepaid expenses	2,199,158	2,297,434
Prepaid taxes	758,089	759,025
Deferred tax	1,804,020	1,443,765

Total assets	$501,743,715	$510,710,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Revolving credit facility	$12,600,000	$19,000,000
Term loan	50,000,000	50,000,000
Provision for incentive compensation (Note 9)	15,639,632	15,794,295
Management fee payable	2,483,234	2,485,580
Other accrued expenses and liabilities	812,796	1,106,256
Professional fees	329,006	425,035
Consulting fees	70,201	28,822

Total liabilities	81,934,869	88,839,988

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 24,297,087 and 24,297,087 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	429,400,261	429,400,261
Accumulated earnings	32,792,168	30,144,990
Dividends paid to stockholders	(48,340,975)	(45,425,325)
Accumulated net realized loss	(4,933,141)	(4,933,051)
Net unrealized appreciation	43,410,951	45,204,355
Treasury stock, at cost, 4,007,361 and 4,007,361 shares held, respectively	(32,803,462)	(32,803,462)

Total shareholders’ equity	419,808,846	421,870,812

Total liabilities and shareholders’ equity	$501,743,715	$510,710,800

Net asset value per share	$17.28	$17.36

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2009	January 31, 2008
Operating Income:
Dividend income
Affiliate investments	$916,870	$843,271

Total dividend income	916,870	843,271

Interest income
Non-control/Non-affiliated investments	2,966,177	3,001,706
Affiliate investments	1,419,681	1,507,984
Control investments	487,202	2,028,847

Total interest income	4,873,060	6,538,537

Fee income
Non-control/Non-affiliated investments	199,199	442,050
Affiliate investments	361,527	208,160
Control investments	246,939	662,013

Total fee income	807,665	1,312,223

Other income	(10,067)	201,917

Total operating income	6,587,528	8,895,948

Operating Expenses:
Management fee	2,483,234	2,017,512
Interest and other borrowing costs	1,091,328	1,171,196
Audit fees	171,000	91,500
Legal fees	170,000	135,000
Other expenses	134,172	118,936
Insurance	101,000	96,000
Consulting fees	88,700	47,000
Administration	85,898	80,158
Directors fees	67,600	60,000
Printing and postage	35,300	31,544
Public relations fees	26,100	21,600
Incentive compensation (Note 9)	(154,663)	1,656,565

Total operating expenses	4,299,669	5,527,011

Net operating income before taxes	2,287,859	3,368,937

Tax Benefit Expenses:
Deferred tax benefit	(360,255)	(179,606)
Current tax expense	936	201,252

Total tax expense (benefit)	(359,319)	21,646

Net operating income	2,647,178	3,347,291

Net Realized and Unrealized Gain (Loss) on Investments and Foreign Currency:

Net realized gain (loss) on investments
Non-control/Non-affiliated investments	(90)	1,093
Affiliate investments	—	595,000
Foreign currency	—	60,325

Total net realized gain (loss) on investments and foreign currency	(90)	656,418

Net change in unrealized appreciation (depreciation) on investments	(1,793,404)	16,809,199

Net realized and unrealized gain (loss) on investments and foreign currency	(1,793,494)	17,465,617

Net increase in net assets resulting from operations	$853,684	$20,812,908

Net increase in net assets per share resulting from operations	$0.04	$0.86

Dividends declared per share	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2009	January 31, 2008
Cash flows from Operating Activities:
Net increase in net assets resulting from operations	$853,684	$20,812,908
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Realized loss (gain)	90	(656,418)
Net change in unrealized depreciation (appreciation)	1,793,404	(16,809,199)
Amortization of discounts and fees	(21,496)	(23,064)
Increase in accrued payment in kind dividends and interest	(1,276,447)	(1,396,837)
Allocation of flow through loss (income)	10,067	(51,963)
Changes in assets and liabilities:
Dividends, interest and fees receivable	230,325	167,737
Prepaid expenses	98,276	180,393
Prepaid taxes	936	207,977
Deferred tax	(360,255)	(179,606)
Deposits	—	25,156
Other assets	—	8,452
Incentive compensation (Note 9)	(154,663)	(3,846,764)
Other Liabilities	(350,456)	(153,301)
Purchases of equity investments	—	(27,716,525)
Purchases of debt instruments	(6,576,415)	(49,117,165)
Proceeds from equity investments	—	4,495,317
Proceeds from debt instruments	7,041,750	73,185,329

Net cash provided (used) by operating activities	1,288,800	(867,573)

Cash flows from Financing Activities:
Distributions to shareholders paid	(2,915,650)	(2,430,648)
Net (repayments) borrowings under revolving credit facility	(6,400,000)	20,000,000

Net cash provided (used) by financing activities	(9,315,650)	17,569,352

Net change in cash and cash equivalents for the period	(8,026,850)	16,701,779

Cash and cash equivalents, beginning of period	$12,764,465	84,727,933

Cash and cash equivalents, end of period	$4,737,615	$101,429,712

During the three months ended January 31, 2009 and 2008 MVC Capital, Inc. paid $816,219 and $1,164,798 in interest expense, respectively.
During the three months ended January 31, 2009 and 2008 MVC Capital, Inc. paid $0 and $0 in income taxes, respectively.
Non-cash activity:
During the three months ended January 31, 2009 and 2008, MVC Capital, Inc. recorded payment in kind dividend and interest of $1,276,447 and $1,396,837, respectively. This amount was added to the principal balance of the investments and recorded as interest/dividend income.
During the three months ended January 31, 2009 for MVC Capital Inc., was allocated $10,067 in flow through loss from its equity investment in Octagon Credit Investors, LLC. and this amount decreased the cost of the investment. The fair value was then decreased by the Fund’s Valuation Committee. During the three months ended January 31 2008, MVC Capital, Inc. was allocated $201,916 in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of this amount, $149,953 was received in cash and the balance of $51,963 was undistributed and therefore increased the cost of the investment. The fair value was then increased by the Fund’s Valuation Committee.
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
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Changes in Net Assets

	For the Quarter Ended	For the Quarter Ended	For the Year Ended
	January 31, 2009	January 31, 2008	October 31, 2008
	(Unaudited)	(Unaudited)
Operations:
Net operating income	$2,647,178	$3,347,291	$3,068,328
Net realized gain (loss)	(90)	656,418	1,418,141
Net change in unrealized appreciation (depreciation)	(1,793,404)	16,809,199	59,465,174

Net increase in net assets from operations	853,684	20,812,908	63,951,643

Shareholder Distributions:
Distributions to shareholders	(2,915,650)	(2,913,739)	(11,660,691)

Net decrease in net assets from shareholder distributions	(2,915,650)	(2,913,739)	(11,660,691)

Capital Share Transactions:
Reissuance of treasury stock in lieu of cash dividend	—	483,091	483,091

Net increase in net assets from capital share transactions	—	483,091	483,091

Total increase (decrease) in net assets	(2,061,966)	18,382,260	52,774,043

Net assets, beginning of period/year	421,870,812	369,096,769	369,096,769

Net assets, end of period/year	$419,808,846	$387,479,029	$421,870,812

Common shares outstanding, end of period/year	24,297,087	24,297,087	24,297,087

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Selected Per Share Data and Ratios

	For the		For the		For the
	Quarter Ended		Quarter Ended		Year Ended
	January 31, 2009		January 31, 2008		October 31, 2008
	(Unaudited)		(Unaudited)
Net asset value, beginning of period/year	$17.36		$15.21		$15.21

Gain (loss) from operations:
Net operating income gain	0.11		0.14		0.24
Net realized and unrealized gain (loss) on investments	(0.07)		0.72		2.39

Total gain from investment operations	0.04		0.86		2.63

Less distributions from:
Income	(0.11)		(0.12)		(0.09)
Return of capital	(0.01)		—		(0.39)

Total distributions	(0.12)		(0.12)		(0.48)

Net asset value, end of period/year	$17.28		$15.95		$17.36

Market value, end of period/year	$10.20		$15.27		$12.30

Market discount	(40.97)%		(4.26)%		(29.15)%

Total Return — At NAV (a)	0.23%		5.69%		17.49%

Total Return — At Market (a)	(16.16)%		(9.79)%		(25.44)%

Ratios and Supplemental Data:

Net assets, end of period (in thousands)	$419,809		$387,479		$421,871

Ratios to average net assets:
Expenses excluding tax expense (benefit)	4.05%	(b)	5.86%	(b)	7.00%
Expenses including tax expense (benefit), incentive compensation, interest and other borrowing costs	3.71%	(b)	5.88%	(b)	6.77%
Expenses excluding incentive compensation	3.56%	(b)	4.10%	(b)	4.05%
Expenses excluding incentive compensation, interest and other borrowing costs	2.54%	(b)	2.86%	(b)	2.93%

Net operating income (loss) before tax expense (benefit)	2.15%	(b)	3.57%	(b)	0.54%
Net operating income (loss) after tax expense (benefit), incentive compensation, interest and other borrowing costs	2.49%	(b)	3.55%	(b)	0.77%
Net operating income (loss) before incentive compensation	2.64%	(b)	5.33%	(b)	3.49%
Net operating income (loss) before incentive compensation, interest and other borrowing costs	3.67%	(b)	6.57%	(b)	4.61%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b)	Annualized.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
January 31, 2009
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments - 21.87% (a, c, g, f, i)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d, j)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision - Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h, i)	$2,473,521	2,473,521	2,150,000
		Second Lien Seller Note 17.0000%, 06/30/2013 (b, h, i)	3,601,437	3,601,437	3,000,000

				6,074,958	5,150,000

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b, h)	18,345,805	18,140,533	17,398,171
		Term Loan A 5.4100%, 07/18/2011 (h)	1,987,500	1,967,753	1,815,227
		Term Loan B 7.8100%, 07/18/2011 (h)	2,000,000	1,981,611	1,774,009

				22,089,897	20,987,407

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d, j)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d, i)		15,000,000	12,800,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (b, h)	2,994,335	2,994,335	2,994,335

Henry Company	Building Products / Specialty Chemicals	Term Loan A 3.9094%, 04/06/2011 (h)	1,709,921	1,709,921	1,650,642
		Term Loan B 8.1594%, 04/06/2011 (h)	2,000,000	2,000,000	2,000,000

				3,709,921	3,650,642

Innovative Brands, LLC	Consumer Products	Term Loan 14.5000%, 09/25/2011 (h)	11,386,333	11,386,333	11,386,333

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d, j)		3,750,000	—

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (666,667 shares) (d)		500,000	120,000

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d, j)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 7.5000%, 12/28/2012 (h)	980,380	649,001	980,380
		Second Lien Loan 15.0000%, 12/31/2013 (b, h)	24,873,465	24,459,780	24,873,465

				25,108,781	25,853,845

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,188,000	1,191,849	1,188,000

TerraMark, L.P.	Specialty Chemicals	Senior Secured Loan 10.0000%, 2/12/2009 (h)	1,500,000	1,497,310	1,500,000

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 3.1594%, 12/08/2012 (h)	980,000	980,000	905,558
		Second Lien Seller Note 6.9094%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,480,000	4,405,558

WBS Carbons Acquisitions Corp.	Specialty Chemicals	Bridge Loan 6.0000%, 12/30/2011 (h)	1,759,796	1,759,796	1,759,796

Sub Total Non-control/Non-affiliated investments				123,078,940	91,795,916

Affiliate investments - 45.68% (a, c, g, f)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b, h)	12,000,000	11,695,402	12,000,000
		Convertible Series A Preferred Stock (9 shares)		44,000	143,000
		Convertible Series B Preferred Stock (1,991 shares)		9,956,000	32,357,000

				21,695,402	44,500,000

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	12,603,324
		Convertible Preferred Stock (1,065,000 shares)		10,357,500	13,208,626

				15,879,242	25,811,950

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d, j)		7,000,000	—

Harmony Pharmacy & Health Center, Inc.	Healthcare - Retail	Revolving Credit Facility 10.0000%, 12/01/2009 (b, h)	4,416,432	4,416,432	4,000,000
		Demand Note 10.0000% 12/01/2009 (h, i)	700,000	700,000	700,000
		Demand Note 10.0000% 12/01/2009 (h, i)	3,300,000	3,300,000	3,300,000
		Common Stock (2,000,000 shares) (d)		750,000	750,000

				9,166,432	8,750,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	2,000,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	11,052,293	10,925,820	11,052,293
		Secured Revolving Note 1.4613%, 06/30/2013 (h)	700,000	700,000	700,000
		Convertible Preferred Stock (20,000 shares) (b)		2,432,793	2,432,793

				14,058,613	14,185,086

Octagon Credit Investors, LLC	Financial Services	Term Loan 4.7113%, 12/31/2011 (h)	5,000,000	4,961,164	5,000,000
		Revolving Line of Credit 4.7113%, 12/31/2011 (h)	1,900,000	1,900,000	1,900,000
		Limited Liability Company Interest		1,122,369	2,577,274

				7,983,533	9,477,274

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	8,000,000

Security Holdings, B.V.	Electrical Engineering	Common Equity Interest (d, e)		28,154,200	28,154,200

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	7,957,137	7,804,088	7,957,137
		Senior Credit Facility 7.7500% 07/26/2010 (h)	3,771,016	3,771,016	3,771,016
		Senior Credit Facility 6.4475% 07/26/2010 (h)	571,429	571,429	571,429
		Convertible Series B Preferred Stock (32,200 shares) (d)		500,000	10,890,000
		Convertible Series C Preferred Stock (8,216 shares) (d)		—	760,000

				12,646,533	23,949,582

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (d)		5,564,716	9,829,657
		Preferred Stock (1,000,000 shares) (b, h)		10,465,663	13,367,434
		Warrants (d)		—	3,735,058

				16,030,379	26,932,149

Sub Total Affiliate investments				140,614,334	191,760,241

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
January 31, 2009
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments - 49.13% (a, c, g, f, i)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$41,500,000
		Bridge Loan 10.0000%, 12/31/2009 (e, h)	$3,643,557	3,643,557	3,643,557

				38,380,496	45,143,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		332,698	132,698

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	17,200,000
		Series A Convertible Preferred Stock (11,758 shares) (b, h)		30,000,000	35,569,124

				47,000,000	52,769,124

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		7,450,000	7,450,000

SGDA Sanierungsgesellschaft	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e, h)	6,187,350	6,147,019	6,147,019
fur Deponien und Altlasten mbH		Common Equity Interest (d, e)		438,551	560,000
		Preferred Equity Interest (d, e)		5,000,000	6,225,000

				11,585,570	12,932,019

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	3,900,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/31/2013 (b, h)	9,101,484	8,961,610	9,101,484
		Common Stock (1,115 shares) (d)		16,000,000	33,000,000

				24,961,610	42,101,484

Timberland Machines & Irrigation, Inc.	Distributor - Landscaping and	Senior Subordinated Debt 14.5500%, 08/04/2009 (b, h, i)	7,351,695	7,341,380	—
	Irrigation Equipment	Junior Revolving Line of Credit 12.5000%, 07/07/2009 (h, i)	5,000,000	5,000,000	—
		Common Stock (542 shares) (d)		5,420,291	—
		Warrants (d)		—	—

				17,761,671	—

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	7,676,330	7,655,784	7,676,330
		Junior Revolving Note 6.0000%, 5/1/2011 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,821,794	3,521,794
		Warrants (d)		—	—

				12,477,578	12,198,124

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	21,500,000

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d, j)		5,500,000	14,447
		Preferred Stock (6,443,188 shares) (d, j)		1,134,001	6,585,554

				6,634,001	6,600,001

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	950,000

				2,450,000	1,550,000

Sub Total Control Investments				182,728,939	206,277,007

TOTAL INVESTMENT ASSETS - 116.68% (f)				$446,422,213	$489,833,164

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $419,808,846 as of January 31, 2009.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

(j)	Legacy investments.

- Denotes zero cost or fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2008

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments - 22.70% (a, c, g, f, i)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision - Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h, i)	$2,473,521	2,473,521	2,250,000
		Second Lien Seller Note 17.0000%, 06/30/2013 (b, h, i)	3,539,496	3,539,496	3,275,000

				6,013,017	5,525,000

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b, h)	18,229,090	18,008,868	18,229,090
		Term Loan A 8.0000%, 07/18/2011 (h)	2,133,750	2,111,978	2,111,978
		Term Loan B 10.4000%, 07/18/2011 (h)	2,000,000	1,979,725	1,952,628

				22,100,571	22,293,696

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d)		15,000,000	13,600,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (b, h)	2,960,753	2,956,638	2,960,753

Henry Company	Building Products / Specialty Chemicals	Term Loan A 6.6175%, 04/06/2011 (h)	1,837,309	1,837,309	1,778,031
		Term Loan B 10.8675%, 04/06/2011 (h)	2,000,000	2,000,000	2,000,000

				3,837,309	3,778,031

Innovative Brands, LLC	Consumer Products	Term Loan 11.7500%, 09/25/2011 (h)	13,033,333	13,033,333	13,033,333

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d)		3,750,000	—

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (666,667 shares) (d)		500,000	104,667

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 8.7038%, 12/28/2012 (h)	997,741	638,401	997,741
		Second Lien Loan 15.0000%, 12/31/2013 (b, h)	24,684,219	24,249,319	24,684,219

				24,887,720	25,681,960

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,214,500	1,218,697	1,214,500

TerraMark, L.P.	Specialty Chemicals	Senior Secured Loan 10.0000%, 2/12/2009 (h)	1,500,000	1,474,810	1,500,000

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 6.5119%, 12/08/2012 (h)	982,500	982,500	908,058
		Second Lien Seller Note 9.6713%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,482,500	4,408,058

WBS Carbons Acquisitions Corp.	Specialty Chemicals	Bridge Loan 6.0000%, 12/30/2011 (h)	1,681,111	1,681,111	1,681,111

Sub Total Non-control/Non-affiliated investments				124,471,466	95,781,109

Affiliate investments - 42.93% (a, c, g, f, i)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b, h)	12,000,000	11,674,253	12,000,000
		Convertible Series A Preferred Stock (9 shares)		44,000	143,000
		Convertible Series B Preferred Stock (1,991 shares)		9,956,000	32,357,000

				21,674,253	44,500,000

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	10,161,950
		Convertible Preferred Stock (1,065,000 shares) (d)		10,357,500	10,650,000

				15,879,242	20,811,950

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—

Harmony Pharmacy & Health Center, Inc.	Healthcare - Retail	Revolving Credit Facility 10.0000%, 12/01/2009 (b, h)	4,307,850	4,307,850	4,000,000
		Demand Note 10.0000% 12/01/2009 (h, i)	3,300,000	3,300,000	3,300,000
		Common Stock (2,000,000 shares) (d)		750,000	750,000

				8,357,850	8,050,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	2,000,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	10,940,457	10,806,757	10,940,457
		Secured Revolving Note 4.7038%, 06/30/2013 (h)	700,000	700,000	700,000
		Convertible Preferred Stock (20,000 shares) (b)		2,385,091	2,385,091

				13,891,848	14,025,548

Octagon Credit Investors, LLC	Financial Services	Term Loan 7.9538%, 12/31/2011 (h)	5,000,000	4,957,803	5,000,000
		Revolving Line of Credit 7.9538%, 12/31/2011 (h)	650,000	650,000	650,000
		Limited Liability Company Interest		1,132,437	2,587,342

				6,740,240	8,237,342

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	10,100,000

Security Holdings, B.V.	Electrical Engineering	Common Equity Interest (d, e)		28,154,200	28,154,200

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	7,856,322	7,692,195	7,856,322
		Senior Credit Facility 8.5000% 07/26/2010 (h)	4,368,340	4,368,340	4,368,340
		Senior Credit Facility 9.7200% 07/26/2010 (h)	571,429	571,429	571,429
		Convertible Series B Preferred Stock (32,200 shares) (d)		500,000	5,300,000
		Convertible Series C Preferred Stock (8,216 shares) (d)		—	350,000

				13,131,964	18,446,091

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (d)		5,564,716	9,829,657
		Preferred Stock (1,000,000 shares) (b, h)		10,300,633	13,202,404
		Warrants (d)		—	3,735,058

				15,865,349	26,767,119

Sub Total Affiliate investments				138,694,946	181,092,250

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (continued)
October 31, 2008

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments - 50.71% (a, c, g, f, i)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$41,500,000
		Bridge Loan 10.0000%, 12/31/2008 (e, h)	$3,643,557	3,643,557	3,643,557

				38,380,496	45,143,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		332,698	132,698

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	17,200,000
		Series A Convertible Preferred Stock (11,306 shares) (b, h)		30,000,000	34,201,081

				47,000,000	51,401,081

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		7,450,000	7,450,000

SGDA Sanierungsgesellschaft	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e, h)	6,187,350	6,129,434	6,129,434
fur Deponien und Altlasten mbH		Common Equity Interest (d, e)		438,551	560,000
		Preferred Equity Interest (d, e)		5,000,000	6,100,000

				11,567,985	12,789,434

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	3,175,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/31/2013 (b, h)	8,940,592	8,793,022	8,940,592
		Common Stock (1,115 shares) (d)		16,000,000	33,000,000

				24,793,022	41,940,592

Timberland Machines & Irrigation, Inc.	Distributor - Landscaping and	Senior Subordinated Debt 14.5500%, 08/04/2009 (b, h)	7,250,271	7,234,799	7,250,271
	Irrigation Equipment	Junior Revolving Line of Credit 12.5000%, 07/07/2009 (h, i)	5,000,000	5,000,000	1,000,000
		Common Stock (542 shares) (d)		5,420,291	—
		Warrants (d)		—	—

				17,655,090	8,250,271

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	7,676,330	7,652,949	7,676,330
		Junior Revolving Note 6.0000%, 05/01/2011 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,821,794	5,821,794
		Warrants (d)		—	—

				12,474,743	14,498,124

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	21,000,000

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d)		5,500,000	14,447
		Preferred Stock (6,443,188 shares) (d)		1,134,001	6,585,554

				6,634,001	6,600,001

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	950,000

				2,450,000	1,550,000

Sub Total Control Investments				182,433,350	213,930,758

TOTAL INVESTMENT ASSETS - 116.34% (f)				$445,599,762	$490,804,117

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $421,870,812 as of October 31, 2008.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

-	Denotes zero cost or fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Company”)
Notes to Consolidated Financial Statements
January 31, 2009
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. Certain amounts have been reclassified to adjust to current period presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 29, 2008.
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
4. Investment Valuation Policy
     Our investments are carried at fair value in accordance with the 1940 Act and Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. For unrestricted securities of companies that are publicly traded for which we have a majority-owned interest, the value is generally based on the closing market quote on the valuation date plus a control premium if the Valuation Committee of our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon a sale or transfer of our controlling interest. At January 31, 2009, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

     We adopted SFAS No. 157 on November 1, 2008. SFAS No. 157 provides a framework for measuring the fair value of assets and liabilities. SFAS No. 157 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.
     SFAS No. 157 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The price used to measure the fair value is not adjusted for transaction costs while the cost basis of our investments may include initial transaction costs. Under SFAS No. 157, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under SFAS No. 157, it is assumed that the reporting entity has access to the market as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.
     In October 2008, the Financial Accounting Standards Board, or the FASB, issued FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active . FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active. More specifically, FSP No. 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction. FSP No. 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. In addition, FSP No. 157-3 provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer. The guidance in FSP No. 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP No. 157-3 are accounted for as a change in accounting estimate.
Valuation Methodology
     There is no one methodology to determine fair value and, in fact, for any portfolio security, fair value may be expressed as a range of values, from which the Company derives a single fair value. To determine the fair value of a portfolio security, the Valuation Committee analyzes the portfolio company’s financial results and projections, publicly traded comparables of companies when available, comparable private transactions when available, precedent transactions in the market when available, as well as other factors. The Company generally requires, where practicable, portfolio companies to provide annual audited and more regular unaudited financial statements, and/or annual projections for the upcoming fiscal year.
     The fair value of our portfolio securities is inherently subjective. Because of the inherent uncertainty of fair valuation of portfolio securities that do not have readily ascertainable market values, our determination of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Such values also do not reflect brokers’ fees or other selling costs which might become payable on disposition of such investments.

     If a security is publicly traded, the fair value is generally equal to market value based on the closing price on the principal exchange on which the security is primarily traded.
     For equity securities of portfolio companies, the Valuation Committee estimates the fair value based on the market approach with value then attributed to equity or equity like securities using the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology. Under the Enterprise Value Waterfall valuation methodology, the Valuation Committee estimates the enterprise fair value of the portfolio company and then waterfalls the enterprise value over the portfolio company’s securities in order of their preference relative to one another. To assess the enterprise value of the portfolio company, the Valuation Committee weighs some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing assets may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, consideration of any offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing assets, the Valuation Committee may estimate the liquidation or collateral value of the portfolio company’s assets. The Valuation Committee also takes into account historical and anticipated financial results.
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
5. Concentration of Market Risk
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represented approximately 97.60% of the Company’s total assets at January 31, 2009. As discussed in Note 6, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.
6. Portfolio Investments
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
     The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by SFAS No. 157. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:
•	Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We valued one of our investments using Level 1 inputs as of January 31, 2009.

•	Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using Level 2 inputs as of January 31, 2009.
•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 4 for the investment valuation policies used to determine the fair value of these investments.
     The following fair value hierarchy table sets forth our investment portfolio by level as of January 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$157,996	$157,996
Common Stock	120	—	91,385	91,505
Preferred Stock	—	—	134,338	134,338
Warrants	—	—	3,735	3,735
Other Equity Investments	—	—	102,259	102,259

Total Investments, net	$120	$—	$489,713	$489,833

     The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the quarter ended January 31, 2009 (in thousands):

			Reversal of
			Prior Period		Purchases,
			Appreciation	Unrealized	Sales,
	Balances,	Realized	(Depreciation)	Appreciation	Issuances	Transfers	Balances,
	November 1,	Gains	on Realization	(Depreciation)	& Settlements,	In & Out of	January 31,
	2008	(Losses) (1)	(2)	(2)	Net (3)	Level 3	2009
Senior/Subordinated Loans and credit facilities	$167,703	$—	$149	$(10,326)	$358	$—	$157,884
Common Stock	87,741	—	—	1,066	—	—	88,807
Preferred Stock	124,874	—	—	9,252	325	—	134,451
Warrants	3,735	—	—	—	—	—	3,735
Other Equity Investments	106,646	—	—	(1,800)	(10)	—	104,836

Total	$490,699	$—	$149	$(1,808)	$673	$—	$489,713

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.

(2)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations.

(3)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities as well as decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities.
     For the Three Month Period Ended January 31, 2009
     During the quarter ended January 31, 2009, the Company made one follow-on investment in an existing portfolio company committing capital of $700,000. On November 4, 2008, the Company invested $700,000 in Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”) in the form of a demand note. The demand note has an annual interest rate of 10%.
     At October 31, 2008, the balance of the revolving credit facility provided to Octagon Credit Investors, LLC (“Octagon”) was $650,000. Net borrowings during the quarter ended January 31, 2009 were $1.2 million resulting in a balance outstanding as of January 31, 2009 of $1.9 million.

     At October 31, 2008, the balance of the revolving senior credit facility provided to U.S. Gas & Electric, Inc. (“U.S. Gas”) was approximately $85,000. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with an annual rate of LIBOR plus 6% for a period of two years. This portion of the senior credit facility, in connection to the swap agreement, was approximately $571,000 at October 31, 2008 and January 31, 2009. The balance of the remaining portion of the senior credit facility at October 31, 2008 was approximately $4.4 million. Net repayments on this portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were approximately $600,000, resulting in a balance outstanding of $3.8 million at January 31, 2009.
     During the quarter ended January 31, 2009, the Company received approximately $27,000 in principal payments on the term loan provided to Storage Canada, LLC (“Storage Canada”). The balance of the term loan at January 31, 2009 was approximately $1.2 million.
     On December 15, 2008 and January 2, 2009, the Company received principal payments of $1,609,500 and $37,500, respectively, on the term loan provided to Innovative Brands, LLC (“Innovative Brands”). The Company also received a loan amendment fee of approximately $57,000. The interest rate on the term loan was increased to 14.5%. The balance of the term loan as of January 31, 2009 was approximately $11.4 million.
     On December 31, 2008, the Company received a quarterly principal payment from BP Clothing, LLC (“BP”) on term loan A of $146,250. The balance of term loan A as of January 31, 2009 was approximately $2.0 million.
     On December 31, 2008, Total Safety U.S., Inc. (“Total Safety”) made a principal payment of $2,500 on its first lien loan. The balance of the first lien loan as of January 31, 2009 was $980,000.
     On December 31, 2008, SP Industries, Inc. (“SP”) made a principal payment of $17,361 on its first lien loan. The balance of the first lien loan as of January 31, 2009, was approximately $980,000.
     On December 31, 2008, Henry Company made a principal payment of approximately $127,000 on its term loan A. The balance of term loan A as of January 31, 2009 was approximately $1.7 million.
     During the quarter ended January 31, 2009, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $6.0 million, SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”) preferred equity interest by $125,000, SIA Tekers Invest (“Tekers”) common stock by $725,000, Velocitius B.V. (“Velocitius”) equity interest by $500,000, and Dakota Growers Pasta Company, Inc. (“Dakota Growers”) common stock by approximately $2.4 million and preferred stock by approximately $2.6 million. In addition, increases in the cost basis and fair value of the loans to GDC Acquisitions, LLC (“GDC”), SP, Marine Exhibition Corporation (“Marine”), BP, Summit Research Labs, Inc. (“Summit”), U.S. Gas, and WBS Carbons Acquisition Corp. (“WBS”), and the Vitality Foodservice, Inc. (“Vitality”) and Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $1,276,447. The Valuation Committee also increased the fair value of the Ohio Medical Corporation (“Ohio Medical”) preferred stock by approximately $1.4 million due to a PIK distribution which was treated as a return of capital. Also, during the quarter ended January 31, 2009, the undistributed allocation of flow through loss from the Company’s equity investment in Octagon decreased the cost basis and fair value of this investment by approximately $10,000. The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. (“Foliofn”) preferred stock by $800,000, PreVisor, Inc. (“PreVisor”) common stock by $2.1 million, Timberland Machines & Irrigation, Inc. (“Timberland”) senior subordinated loan by approximately $7.3 million and junior revolving line of credit by $1.0 million, Amersham Corporation (“Amersham”) second lien notes by $375,000, Turf Products, LLC (“Turf”) equity interest by $2.3 million, and BP term loan B by approximately $181,000, term loan A by approximately $153,000 and second lien loan by approximately $948,000, during the quarter ended January 31, 2009. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK interest totaling approximately $273,000.

     At January 31, 2009, the fair value of all portfolio investments, exclusive of short-term securities, was $489.8 million with a cost basis of $446.4 million. At January 31, 2009, the fair value and cost basis of portfolio investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $19.4 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $470.4 million and $390.5 million, respectively. At October 31, 2008, the fair value of all portfolio investments, exclusive of short-term securities, was $490.8 million, with a cost basis of $445.6 million. At October 31, 2008, the fair value and cost basis of Legacy Investments was $20.2 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $470.6 million and $389.7 million, respectively.
     For the Year Ended October 31, 2008
     During the fiscal year ended October 31, 2008, the Company made four new investments, committing capital totaling approximately $54.5 million. The investments were made in SP ($24.0 million), SGDA Europe B.V. (“SGDA Europe”) ($750,000), TerraMark, L.P. (“TerraMark”) ($1.5 million), and Security Holdings B.V. (“Security Holdings”) ($28.2 million).
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
     At October 31, 2007, the balance of Line I, provided to Velocitius was approximately $191,000. Repayments during the fiscal year ended October 31, 2008 were approximately $191,000. There was no amount outstanding on Line I as of October 31, 2008.
     At October 31, 2007, the balance of Line II, provided to Velocitius was approximately $613,000. Repayments during the fiscal year ended October 31, 2008 were approximately $613,000. There was no amount outstanding on Line II as of October 31, 2008.
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
     During the fiscal year ended October 31, 2008, Phoenix Coal Corporation (“Phoenix Coal”) began trading on the Toronto Stock Exchange. Consistent with the Company’s valuation procedures, effective June 30, 2008, the Company has been marking this investment to its market price. On July 23, 2008, the Company sold 500,000 shares of Phoenix Coal. The total amount received from the sale net of commission was approximately $512,000, resulting in a realized gain of approximately $262,000. On July 29, 2008, the Company sold an additional 500,000 shares of Phoenix Coal. The total amount received from the sale net of commission was approximately $484,000, resulting in a realized gain of approximately $234,000.
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
     On August 5, 2008, the Company received a principal payment of $2.0 million from Custom Alloy Corporation (“Custom Alloy”) on its unsecured subordinated debt. During the fiscal year ended October 31, 2008, Custom Alloy paid approximately $1.0 million in accrued PIK interest on its unsecured subordinated debt. The balance of the unsecured subordinated debt as of October 31, 2008 was $12.0 million.
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
     During the fiscal year ended October 31, 2008, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $5.2 million, SGDA preferred equity interest by $500,000, Foliofn preferred stock by $6.0 million, Tekers common stock by $575,000, Custom Alloy preferred stock by $22.5 million, Velocitius equity interest by $9.6 million, MVC Automotive equity interest by $6.1 million, PreVisor common stock by $1.1 million, Summit common stock by $16.0 million, and Vitality common stock and warrants by approximately $3.4 million. In addition, increases in the cost basis and fair value of the loans to GDC, SP, Harmony, Timberland, Amersham, Marine, BP, Summit, U.S. Gas, WBS, Custom Alloy and the Vitality and Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $5,451,761. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $4.2 million due to a PIK distribution which was treated as a return of capital. Also, during the fiscal year ended October 31, 2008, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $22,000. The Valuation Committee also decreased the fair value of the Company’s investments in Vendio Services, Inc. (“Vendio”) preferred stock by $2.9 million and common stock by $1,000, Vestal common stock by $2.8 million, Octagon’s membership interest by $1.2 million, Amersham second lien notes by approximately $427,000, Henry Company term loan A by approximately $59,000, Total Safety first lien loan by approximately $74,000, BP term loan B by approximately $27,000, MVC Partners equity interest by $200,000 and Timberland’s common stock by $3.4 million and its junior revolving line of credit by $4.0 million during the fiscal year ended October 31, 2008. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK totaling $308,000.
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
7. Commitments and Contingencies
     Commitments to/for Portfolio Companies:
     At January 31, 2009, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at January 31, 2009
Timberland Junior Revolver	$5.0 million	$5.0 million
Storage Canada Loan	$6.0 million	$1.2 million
Marine Revolving Loan Facility	$2.0 million	$700,000
Octagon Revolving Credit Facility	$12.0 million	$1.9 million
Velocitius Revolving Line I	$260,000	—
Harmony Pharmacy Revolving Credit Facility	$4.0 million	$4.0 million
Velocitius Revolving Line II	$650,000	—
Tekers Guarantee	$1.8 million	—
U.S. Gas Revolving Credit Facility	$10.0 million	$3.8 million
MVC Automotive Guarantee	$8.3 million	—
MVC Automotive Guarantee	$5.1 million	—
MVC Automotive Guarantee	$1.6 million	—
Turf Junior Revolver	$1.0 million	$1.0 million
Total	$57.7 million	$17.6 million
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On July 8, 2005 the Company extended to Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2009. The Company also receives a fee of 0.25% on the unused portion of the note. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. As of October 31, 2008 and January 31, 2009, the funded debt under the junior revolving line of credit was $5.0 million. The fair value of the loan at January 31, 2009 was $0.
     On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment was for one year, but may be renewed annually with the consent of both parties. The commitment was renewed in March 2008. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2008, the outstanding balance of the loan commitment was approximately $1.2 million. Net repayments during the three month period ended January 31, 2009 were approximately $27,000, resulting in a balance of approximately $1.2 million at such date.
     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. As of October 31, 2008 and January 31, 2009, the outstanding balance of the secured revolving loan facility was $700,000.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. At October 31, 2008 the outstanding balance of the revolving credit facility provided to Octagon was $650,000. Net borrowings during the three month period ended January 31, 2009 were $1.3 million, resulting in a balance outstanding of $1.9 million on that date.
     On October 30, 2006, the Company provided Velocitius a $260,000 revolving line of credit (“Line I”). Line I expires on October 31, 2009 and bears annual interest at 8%. There was no amount outstanding on Line I at October 31, 2008 and January 31, 2009.

     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. At October 31, 2008 and January 31, 2009, the outstanding balance of the revolving credit facility was $4.0 million.
     On May 1, 2007, the Company provided Velocitius a $650,000 revolving line of credit (“Line II”). Line II expires on April 30, 2010 and bears annual interest at 8%. There was no amount outstanding on Line II at October 31, 2008 and January 31, 2009.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $1.8 million at January 31, 2009.
     On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility to U.S. Gas. The senior credit facility bears annual interest at either LIBOR plus 6% or Prime plus 4.5%, this election is at U.S. Gas’ discretion. The Company receives a fee of 0.50% on the unused portion of the senior credit facility. The revolving senior credit facility expires on July 26, 2010. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with a LIBOR based borrowing rate for a period of two years. This portion of the senior credit facility was approximately $571,000 at October 31, 2008 and January 31, 2009. The remaining portion of the senior credit facility, which is borrowed at an annual rate of Prime plus 4.5%, was $4.4 million at October 31, 2008. Net repayments during quarter ended January 31, 2009 were $600,000 resulting in a balance outstanding of $3.8 million on that date.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $8.3 million at January 31, 2009.
     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.1 million at January 31, 2009) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended to Turf a $1.0 million secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2008 and January 31, 2009, the outstanding balance of the secured junior revolving note was $1.0 million.
     On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruny (“CZK”) mortgage for MVC Automotive, equivalent to approximately $1.6 million at January 31, 2009.
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

     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (“Credit Facility I”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2008, there was $50.0 million in term debt and $19.0 million in revolving credit on Credit Facility I outstanding. During the quarter ended January 31, 2009, the Company’s net repayments on Credit Facility I were $6.4 million. As of January 31, 2009, there was $50.0 million in term debt and $12.6 million outstanding on the revolving credit facility. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. Credit Facility I will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility I will be due and payable. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.
     On April 24, 2008, the Company entered into a two-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). There was no amount outstanding on Credit Facility II as of October 31, 2008 and January 31, 2009. Credit Facility II provides financing to the Company in addition to the Company’s existing $100 million Credit Facility I with Guggenheim. Proceeds from borrowings made under Credit Facility II are used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 50 basis points. In addition, the Company is also subject to a 25 basis point utilization fee for the amount of Credit Facility II that is outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities whose purchase has been approved by BB&T.
     The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.
8. Management
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

The incentive fee consists of two parts: (i) one part is based on our pre-incentive fee net operating income; and (ii) the other part is based on the capital gains realized on our portfolio of securities acquired after November 1, 2003. The Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in each of the 2007 and 2008 fiscal years. For more information, please see Note 9 of our consolidated financial statements, “Incentive Compensation.”
     Our board of directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), at their meeting held on October 23, 2008, approved the renewal of the Advisory Agreement for a term that would expire on the earlier of: the implementation of an amended and restated investment advisory and management agreement (“Amended Agreement”) or one year from October 31, 2008. On December 11, 2008, at an in-person meeting of the board of directors, the board, including all of the Independent Directors, approved the Amended Agreement, which was recommended for approval by the stockholders of the Company at the next annual meeting of stockholders. The Amended Agreement is the result of arm’s-length negotiation between the Independent Directors and TTG Advisers and provides for TTG Advisers’ continued management of the Company. The Amended Agreement is identical, in all material respects, to the Company’s current Advisory Agreement, except for the following modifications: (i) the Amended Agreement secures Mr. Tokarz’s service as the portfolio manager of the Company for an additional two fiscal years; (ii) the Amended Agreement extends the period for which an expense cap would apply for an additional two fiscal years, and increases the expense cap to 3.5% from 3.25%; and (iii) the calculation of the capital gains portion of the incentive fee under the Amended Agreement reflects a revision so that unrealized depreciation on an investment would not reduce the fee to the extent it has already been reduced by the same unrealized depreciation on the same investment in prior fiscal years.
9. Incentive Compensation
     At October 31, 2008, the provision for estimated incentive compensation was $15,794,295. During the quarter ended January 31, 2009, this provision for incentive compensation was decreased by a net amount of $154,663 to $15,639,632. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (U.S. Gas, Tekers, SGDA, Velocitius, and Dakota Growers) by a total of $12.4 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.4 million due to a PIK distribution, which was treated as a return of capital. The net decrease reflects the Valuation Committee’s determination to decrease the fair values of six of the Company’s portfolio investments (Timberland, Amersham, Turf, PreVisor, Foliofn and BP) by a total of $14.3 million and the Valuation Committee determination not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK totaling $273,000. During the quarter ended January 31, 2009, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.
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

On July 24, 2007, as discussed in “Realized Gains and Losses on Portfolio Securities, For the Fiscal Year Ended October 31, 2007,” the Company realized a gain of $66.5 million from the sale of Baltic Motors Corporation (“Baltic Motors “) and SIA BM Auto (“BM Auto”). This transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment was not required to be made until the precise amount of the payment obligation was confirmed based on the Company’s completed audited financials for the fiscal year 2007. The payment obligation to TTG Advisers from this transaction totaled approximately $12.9 million (20% of the realized gain from the sale less unrealized depreciation on the portfolio). The net decrease also reflects the Valuation Committee’s determination to decrease the fair values of nine of the Company’s portfolio investments (Timberland, Octagon, Amersham, Henry Company, Total Safety, Vendio Services, Inc. (“Vendio”), BP, MVC Partners, and Vestal) by a total of $12.7 million and the Valuation Committee’s determination not to increase the fair values of the Harmony revolving credit facility and the Amersham loan for the accrued PIK interest totaling $308,000. During the fiscal year ended October 31, 2008, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.
10. Tax Matters
     On October 31, 2008, the Company had a net capital loss carryforward of $4,759,142 remaining, of which $1,463,592 will expire in the year 2012 and $3,295,550 will expire in the year 2013. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed. As of October 31, 2008, the Company had net unrealized capital gains of $42,362,385. The gross unrealized capital losses totaled $55,704,546. The total net realized capital loss carryforwards and gross unrealized capital losses at October 31, 2007 were $60,463,688.
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
     On October 31, 2006, the Company had a net realized capital loss carryforward of $73,524,707 of which $28,213,867 will expire in the year 2010, $4,220,380 will expire in the year 2011, $37,794,910 will expire in the year 2012 and $3,295,550 will expire in the year 2013. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed. As of October 31, 2006, the Company had net unrealized capital losses of $11,593,572. The gross unrealized capital losses totaled $51,934,799. The total net realized and capital loss carryfowards and gross unrealized capital losses at October 31, 2006 were $125,459,506.
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

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 applies to financial statements for fiscal years beginning after December 15, 2006 as deferred by FSP 48-2. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. We adopted this Interpretation during fiscal 2008 as required. The effect of adoption of FIN No. 48 has not had a material impact on our consolidated financial statements. If the tax law requires interest and/or penalties to be paid on an underpayment of income taxes, interest and penalties will be classified as income taxes on our financial statements, if applicable.
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
     Dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid quarterly according to the Company’s policy established on July 11, 2005. An additional distribution may be paid by the Company to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Company either in the form of a cash distribution or a stock dividend. The amount and character of income and capital gain distributions are determined in accordance with income tax regulations which may differ from U.S. generally accepted accounting principles. These differences are due primarily to differing treatments of income and gain on various investment securities held by the Company, differing treatments of expenses paid by the Company, timing differences and differing characterizations of distributions made by the Company. A key example of the primary differences in expenses paid is the variation in treatment of incentive compensation expense. Permanent book and tax basis differences relating to shareholder distributions will result in reclassifications and may affect the allocation between net operating income, net realized gain (loss) and paid in capital.
     For the Quarter Ended January 31, 2009
     On December 19, 2008, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on January 9, 2009 to shareholders of record on December 31, 2008. The total distribution amounted to $2,915,650, including distributions reinvested.
     During the quarter ended January 31, 2009, as part of the Company’s dividend reinvestment plan for our common stockholders, we purchased 4,833 shares of our common stock at an average price of $11.00 in the open market in order to satisfy part of the reinvestment portion of our dividends.

12. Segment Data
     The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc., and the financial advisory operations of its wholly-owned subsidiary, MVC Financial Services, Inc.
     The following table presents book basis segment data for the quarter ended January 31, 2009:

	MVC	MVCFS	Consolidated
Interest and dividend income	$5,788,057	$1,873	$5,789,930
Fee income	33,791	773,874	807,665
Other income	(10,067)	—	(10,067)
Total operating income	5,811,781	775,747	6,587,528

Total operating expenses	2,612,765	1,686,904	4,299,669

Net operating income (loss) before taxes	3,199,016	(911,157)	2,287,859
Tax benefit	—	(359,319)	(359,319)
Net operating income (loss)	3,199,016	(551,838)	2,647,178
Net realized loss on investments and foreign currency	(90)	—	(90)
Net change in unrealized depreciation on investments	(1,793,404)	—	(1,793,404)
Net increase (decrease) in net assets resulting from operations	1,405,522	(551,838)	853,684
13. Subsequent Events
     Since January 31, 2009, net repayments on the U.S. Gas senior credit facility totaled approximately $2.9 million.
     Since January 31, 2009, net repayments on the Octagon revolving credit facility totaled $1.9 million.
     Effective February 12, 2009, the commitment amount on the Octagon revolving credit facility was reduced from $12.0 million to $7.0 million.
     On February 12, 2009 and March 3, 2009, the Company invested an additional $100,000 and $2.1 million, respectively, in Harmony Pharmacy in the form of a demand note bearing annual interest of 10%.
     On February 12, 2009, the maturity date of the senior secured loan to TerrMark was extended to March 11, 2009.
     On February 26, 2009, Michael Tokarz, Chairman of the Company, and Puneet Sanan, a representative of the Company, resigned from the board of directors of Timberland.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as may, will, expect, believe, anticipate, intend, could, estimate, might and continue, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the “Safe Harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Company’s filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report and the Company’s annual report on Form 10-K for the year ended October 31, 2008.
SELECTED CONSOLIDATED FINANCIAL DATA:
     Financial information for the fiscal year ended October 31, 2008 is derived from the consolidated financial statements, which have been audited by Ernst & Young LLP, the Company’s independent registered public accountants. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.

Selected Consolidated Financial Data

	Three Month	Three Month
	Period Ended	Period Ended	Year Ended
	January 31,	January 31,	October 31,
	2009	2008	2008
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$5,790	$7,382	$26,047
Fee income	808	1,312	3,613
Other income	(10)	202	367

Total operating income	6,588	8,896	30,027

Expenses:
Incentive compensation (Note 9)	(155)	1,657	10,822
Administrative	881	681	8,989
Interest, fees and other borrowing costs	1,091	1,171	4,464
Management fee	2,483	2,018	3,620

Total operating expenses	4,300	5,527	27,895

Net operating income before taxes	2,288	3,369	2,132

Tax (benefit) expense	(359)	22	(936)

Net operating income	2,647	3,347	3,068

Net realized and unrealized gains (losses):
Net realized gains (losses)	—	657	1,418
Net change in unrealized appreciation (depreciation)	(1,793)	16,809	59,465

Net realized and unrealized (losses) gains on investments	(1,793)	17,466	60,883

Net increase in net assets resulting from operations	$854	$20,813	$63,951

Per Share:
Net increase in net assets per share resulting from operations	$0.04	$0.86	$2.63
Dividends per share	$0.12	$0.12	$0.48

Balance Sheet Data:
Portfolio at fair value	$489,833	$397,258	$490,804
Portfolio at cost	446,422	394,710	445,600
Total assets	501,744	504,895	510,711
Shareholders’ equity	419,809	387,501	421,871
Shareholders’ equity per share (net asset value)	$17.28	$15.95	$17.36
Common shares outstanding at period end	24,297	24,297	24,297
Other Data:
Number of Investments funded in period	1	5	15
Investments funded ($) in period	$700	$65,967	$126,300

	2009	2008				2007
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
			(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	6,588	6,246	6,804	8,081	8,896	8,438	7,030	6,073	5,409

Incentive compensation	(155)	1,496	3,929	3,740	1,657	771	1,618	4,898	3,526
Interest, fees and other borrowing costs	1,091	1,190	1,022	1,081	1,171	1,223	1,252	1,256	1,128
Management fee	2,483	2,510	2,276	2,185	2,018	1,929	1,616	1,854	1,635
Administrative	881	1,299	887	753	681	630	608	652	669
Tax expense (benefit)	(359)	(830)	58	(186)	22	77	(78)	(394)	20
Net operating income (loss) before net realized and unrealized gains	2,647	581	(1,368)	508	3,347	3,808	2,014	(2,193)	(1,569)
Net increase in net assets resulting from operations	854	7,357	18,623	17,158	20,813	8,514	13,788	24,323	19,077
Net increase in net assets resulting from operations per share	0.04	0.30	0.77	0.70	0.86	0.35	0.57	1.00	1.00
Net asset value per share	17.28	17.36	17.18	16.53	15.95	15.21	14.98	14.53	13.23
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
     The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2008, the Company made four new investments and 11 follow-on investments in existing portfolio companies, committing capital totaling approximately $126.3 million pursuant to our current investment objective. During the quarter ended January 31, 2009, the Company made no new investments and one follow-on investment in existing portfolio companies, committing capital totaling $700,000.
     Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of January 31, 2009, 3.87% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.
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

     We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as a general partner or managing member to a private equity or other investment vehicle(s). In fact, during fiscal year 2006, we established MVC Partners for this purpose. Furthermore, our board of directors has authorized the establishment of a private equity fund (a “PE Fund”) that would have the ability, among other things, to make Non-Diversified Investments. A subsidiary of the Company would serve as the general partner (or managing member) of the PE Fund. Our board of directors also authorized the subsidiary’s retention of TTG Advisers to serve as portfolio manager of the PE Fund. Additionally, we may also acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds should such opportunities arise.
OPERATING INCOME
     For the Quarters Ended January 31, 2009 and 2008. Total operating income was $6.6 million for the quarter ended January 31, 2009 and $8.9 million for the quarter ended January 31, 2008, a decrease of $2.3 million.
For the Quarter Ended January 31, 2009
     Total operating income was $6.6 million for the quarter ended January 31, 2009. The decrease in operating income over the same period last year was primarily due to the repayment of investments that provide the Company with current income, a decrease in the LIBOR rate which impacts our variable rate loans, reserves against non-performing loans, and a decrease in fee income because of fewer investments closed. The main components of investment income were the interest earned on loans and dividend income from portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $5.8 million in interest and dividend income from investments in portfolio companies. Of the $5.8 million recorded in interest/dividend income, approximately $1.3 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 6% to 17%. Also, the Company earned approximately $6,000 in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $798,000.
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
OPERATING EXPENSES
     For the Quarters Ended January 31, 2009 and 2008. Operating expenses were $4.3 million for the quarter ended January 31, 2009 and $5.5 million for the quarter ended January 31, 2008, a decrease of $1.2 million.

For the Quarter Ended January 31, 2009
     Operating expenses were $4.3 million or 4.05% of the Company’s average net assets, when annualized, for the quarter ended January 31, 2009. Significant components of operating expenses for the quarter ended January 31, 2009, included the management fee of $2.5 million and interest expense and other borrowing costs of $1.1 million.
     The $1.2 million decrease in the Company’s operating expenses for the quarter ended January 31, 2009 compared to the quarter ended January 31, 2008, was primarily due to the $1.8 million decrease in the estimated provision for incentive compensation expense offset by the increase of approximately $500,000 in the management fee expense. The Amended Agreement (which is being proposed for shareholder approval) would extend the expense cap applicable to the Company for an additional two fiscal years and increase the expense cap to 3.5%. For fiscal year 2008, the Company’s expense ratio was 2.93% (taking into account the same carve outs as those applicable to the expense cap).
     Pursuant to the terms of the Advisory Agreement, during the quarter ended January 31, 2009, this provision for incentive compensation was decreased by a net amount of $154,663 to $15,639,632.  The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (U.S. Gas, Tekers, SGDA, Velocitius, and Dakota Growers) by a total of $12.4 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.4 million due to a PIK distribution, which was treated as a return of capital. The net decrease reflects the Valuation Committee’s determination to decrease the fair values of six of the Company’s portfolio investments (Timberland, Amersham, Turf, PreVisor, Foliofn and BP) by a total of $14.3 million and the Valuation Committee determination not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK totaling $273,000. During the quarter ended January 31, 2009, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 9 “Incentive Compensation” for more information.
For the Quarter Ended January 31, 2008
     Operating expenses were $5.5 million or 5.86% of the Company’s average net assets, when annualized, for the quarter ended January 31, 2008. Significant components of operating expenses for the quarter ended January 31, 2008, included the management fee of $2.0 million, the estimated provision for incentive compensation expense of approximately $1.7 million, and interest expense and other borrowing costs of $1.2 million. The estimated provision for incentive compensation expense is a non-cash, not yet payable, provisional expense relating to the Advisory Agreement.
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
REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES
     For the Quarter Ended January 31, 2009 and 2008. Net realized losses for the quarter ended January 31, 2009 were immaterial. Net realized gains for the quarter ended January 31, 2008, were approximately $656,000, a decrease of approximately $656,000.
For the Quarter Ended January 31, 2009
There were no material net realized losses or gains for the quarter ended January 31, 2009.
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
UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES
     For the Quarters Ended January 31, 2009 and 2008. The Company had a net change in unrealized depreciation on portfolio investments of $1.8 million for the quarter ended January 31, 2009 and unrealized appreciation of $16.8 million for the quarter ended January 31, 2008, a decrease of approximately $18.6 million.
For the Quarter Ended January 31, 2009
     The Company had a net change in unrealized depreciation on portfolio investments of $1.8 million for the quarter ended January 31, 2009. The change in unrealized depreciation on investment transactions for the quarter ended January 31, 2009 primarily resulted from the Valuation Committee’s decision to decrease the fair value of the Company’s investments in Foliofn preferred stock by $800,000, PreVisor common stock by $2.1 million, Timberland senior subordinated loan by approximately $7.3 million and junior revolving line of credit by $1.0 million, Amersham second lien notes by $375,000, Turf equity interest by $2.3 million, and BP term loan B by approximately $181,000, term loan A by approximately $153,000 and second lien loan by approximately $948,000.

The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK totaling approximately $273,000. The Valuation Committee also increased the fair value of the Company’s investments in U.S. Gas preferred stock by $6.0 million, SGDA preferred equity interest by $125,000, Tekers common stock by $725,000, Velocitius equity interest by $500,000, Dakota Growers common stock by approximately $2.4 million and preferred stock by approximately $2.6 million, and Ohio Medical preferred stock by approximately $1.4 million due to a PIK distribution which was treated as a return of capital.
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
PORTFOLIO INVESTMENTS
     For the Quarter Ended January 31, 2009 and the Year Ended October 31, 2008. The cost of the portfolio investments held by the Company at January 31, 2009 and at October 31, 2008 was $446.4 million and $445.6 million, respectively, an increase of $800,000. The aggregate fair value of portfolio investments at January 31, 2009 and at October 31, 2008 was $489.8 million and $490.8 million, respectively, a decrease of $1.0 million. The cost and aggregated market value of short-term securities held by the Company at January 31, 2009 and at October 31, 2008 was $0. The cost and aggregate fair value of cash and cash equivalents held by the Company at January 31, 2009 and at October 31, 2008 was $4.7 million and $12.8, respectively, a decrease of approximately $8.1 million.
For the Quarter Ended January 31, 2009
     During the quarter ended January 31, 2009, the Company made one follow-on investment in an existing portfolio company committing capital of $700,000. On November 4, 2008, the Company invested $700,000 in Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10%.
     At October 31, 2008, the balance of the revolving credit facility provided to Octagon was $650,000. Net borrowings during the quarter ended January 31, 2009 were $1.2 million resulting in a balance outstanding as of January 31, 2009 of $1.9 million.
     At October 31, 2008, the balance of the revolving senior credit facility provided to U.S. Gas was approximately $85,000. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with an annual rate of LIBOR plus 6% for a period of two years. This portion of the senior credit facility, in connection to the swap agreement, was approximately $571,000 at October 31, 2008 and January 31, 2009. The balance of the remaining portion of the senior credit facility at October 31, 2008 was approximately $4.4 million. Net repayments on this portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were approximately $600,000, resulting in a balance outstanding of $3.8 million at January 31, 2009.

     During the quarter ended January 31, 2009, the Company received approximately $27,000 in principal payments on the term loan provided to Storage Canada. The balance of the term loan at January 31, 2009 was approximately $1.2 million.
     On December 15, 2008 and January 2, 2009, the Company received principal payments of $1,609,500 and $37,500, respectively, on the term loan provided to Innovative Brands. The Company also received a loan amendment fee of approximately $57,000. The interest rate on the term loan was increased to 14.5%. The balance of the term loan as of January 31, 2009 was approximately $11.4 million.
     On December 31, 2008, the Company received a quarterly principal payment from BP on term loan A of $146,250. The balance of term loan A as of January 31, 2009 was approximately $2.0 million.
     On December 31, 2008, Total Safety made a principal payment of $2,500 on its first lien loan. The balance of the first lien loan as of January 31, 2009 was $980,000.
     On December 31, 2008, SP made a principal payment of $17,361 on its first lien loan. The balance of the first lien loan as of January 31, 2009, was approximately $980,000.
     On December 31, 2008, Henry Company made a principal payment of approximately $127,000 on its term loan A. The balance of term loan A as of January 31, 2009 was approximately $1.7 million.
     During the quarter ended January 31, 2009, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $6.0 million, SGDA preferred equity interest by $125,000, Tekers common stock by $725,000, Velocitius equity interest by $500,000, and Dakota Growers common stock by approximately $2.4 million and preferred stock by approximately $2.6 million. In addition, increases in the cost basis and fair value of the loans to GDC, SP, Marine, BP, Summit, U.S. Gas, and WBS, and the Vitality and Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $1,276,447. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.4 million due to a PIK distribution which was treated as a return of capital. Also, during the quarter ended January 31, 2009, the undistributed allocation of flow through loss from the Company’s equity investment in Octagon decreased the cost basis and fair value of this investment by approximately $10,000. The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn preferred stock by $800,000, PreVisor common stock by $2.1 million, Timberland senior subordinated loan by approximately $7.3 million and junior revolving line of credit by $1.0 million, Amersham second lien notes by $375,000, Turf equity interest by $2.3 million, and BP term loan B by approximately $181,000, term loan A by approximately $153,000 and second lien loan by approximately $948,000, during the quarter ended January 31, 2009. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK totaling approximately $273,000.
     At January 31, 2009, the fair value of all portfolio investments, exclusive of short-term securities, was $489.8 million with a cost basis of $446.4 million. At January 31, 2009, the fair value and cost basis of Legacy Investments was $19.4 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $470.4 million and $390.5 million, respectively. At October 31, 2008, the fair value of all portfolio investments, exclusive of short-term securities, was $490.8 million, with a cost basis of $445.6 million. At October 31, 2008, the fair value and cost basis of Legacy Investments was $20.2 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $470.6 million and $389.7 million, respectively.

     For the Year Ended October 31, 2008
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
     At October 31, 2007, the balance of Line I, provided to Velocitius was approximately $191,000. Repayments during the fiscal year ended October 31, 2008 were approximately $191,000. There was no amount outstanding on Line I as of October 31, 2008.
     At October 31, 2007, the balance of Line II, provided to Velocitius was approximately $613,000. Repayments during the fiscal year ended October 31, 2008 were approximately $613,000. There was no amount outstanding on Line II as of October 31, 2008.

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
Portfolio Companies
     During the quarter ended January 31, 2009, the Company had investments in the following portfolio companies:
Actelis Networks, Inc.
     Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.
     At October 31, 2008 and January 31, 2009, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been fair valued at $0.
Amersham Corporation
     Amersham, Louisville, Colorado, is a manufacturer of precision machined components for the aviation, automotive and medical device markets.
     At October 31, 2008, the Company’s investment in Amersham consisted of a $2.5 million note, bearing annual interest at 10%. The note has a maturity date of June 29, 2010. The note had a principal face amount and cost basis of $2.5 million. The Company’s investment also included an additional $3.1 million note bearing annual interest at 17%, which includes a 3% default interest rate. The interest rate then steps down to 13% for the period July 1, 2010 to June 30, 2012 and steps down again to 12% for the period July 1, 2012 to June 30, 2013. The note has a maturity date of June 30, 2013. The note had a principal face amount and cost basis of $3.5 million. At October 31, 2008, the notes had a combined outstanding balance and cost of $6.0 million and a combined fair value of $5.5 million.
     During the quarter ended January 31, 2009, the Valuation Committee decreased the combined fair value of the loans by approximately $375,000.
     At January 31, 2009, the notes had a combined outstanding balance and cost of $6.1 million and a combined fair value of $5.2 million. The increase in the outstanding balance and cost of the loan is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee did not approve an increase to the fair value of the investment as a result of the capitalization of the PIK interest.

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
     At October 31, 2008, the Company’s investment in BP consisted of an $18.2 million second lien loan, a $2.1 million term loan A, and a $2.0 million term loan B. The second lien loan bears annual interest at 14%. The second lien loan has a $17.5 million principal face amount and was issued at a cost basis of $17.5 million. The second lien loan’s cost basis was subsequently discounted to reflect loan origination fees received. The maturity date of the second lien loan is July 18, 2012. The principal balance is due upon maturity. The $2.1 million term loan A bears annual interest at LIBOR plus 4.25% or Prime Rate plus 3.25%. The $2.0 million term loan B bears annual interest at LIBOR plus 6.40% or Prime Rate plus 5.40%. The interest rate option on the loan assignments is at the borrower’s discretion. Both loans mature on July 18, 2011. The combined cost basis and fair value of the investments at October 31, 2008 was $22.1 million and $22.3 million, respectively.
     During the quarter ended January 31, 2009, the Valuation Committee decreased the fair value of the term loan B by approximately $181,000, the term loan A by approximately $153,000, and the second lien loan by approximately $948,000.
     At January 31, 2009, the loans had a combined cost basis and fair value of $22.1 million and $21.0 million, respectively. The increase in the outstanding balance, cost and fair value of the loans is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
Custom Alloy Corporation
     Custom Alloy, High Bridge, New Jersey, manufactures time sensitive and mission critical butt-weld pipe fittings for the natural gas pipeline, power generation, oil/gas refining and extraction, and nuclear generation markets.
     At October 31, 2008, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and a fair value of $143,000, 1,991 shares of convertible series B preferred stock at a cost of approximately $10.0 million and a fair value of approximately $32.4 million. The unsecured subordinated loan, which bears annual interest at 14% and matures on September 18, 2012, had a cost of $11.7 million and a fair value of $12.0 million.
     At January 31, 2009, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and a fair value of $143,000, 1,991 shares of convertible series B preferred stock at a cost of approximately $10.0 million and a fair value of approximately $32.4 million. The unsecured subordinated loan had an outstanding balance of $12.0 million, a cost of $11.7 million and a fair value of $12.0 million. The increase in the cost basis of the loan is due to the amortization of loan origination fees.
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
     At October 31, 2008, the Company’s investment in Dakota Growers consisted of 1,016,195 shares of common stock with a cost of $5.5 million and a fair value of $10.2 million and 1,065,000 shares of convertible preferred stock with a cost of $10.4 million and a fair value of $10.7 million.

     During the quarter ended January 31, 2009, the Valuation Committee increased the fair value of the preferred stock by approximately $2.6 million and the common stock by approximately $2.4 million.
     At January 31, 2009, the Company’s investment in Dakota Growers consisted of 1,016,195 shares of common stock with a cost of $5.5 million and a fair value of $12.6 million and 1,065,000 shares of convertible preferred stock with a cost of $10.4 million and a fair value of $13.2 million.
     Michael Tokarz, Chairman of the Company, serves as a director of Dakota Growers.
DPHI, Inc. (formerly DataPlay, Inc.)
     DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.
     At October 31, 2008 and January 31, 2009, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.
Endymion Systems, Inc.
     Endymion Systems, Inc. (“Endymion”), Oakland, California, a Legacy Investment, is a single source supplier for strategic, web-enabled, end-to-end business solutions designed to help its customers leverage Internet technologies to drive growth and increase productivity.
     At October 31, 2008 and January 31, 2009, the Company’s investment in Endymion consisted of 7,156,760 shares of Series A preferred stock with a cost of $7.0 million. The investment has been fair valued at $0.
Foliofn, Inc.
     Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.
     At October 31, 2008, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and fair value of $13.6 million.
     During the quarter ended January 31, 2009, the Valuation Committee determined to decrease the fair value of the investment by $800,000.
     At January 31, 2009, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $12.8 million.
     Bruce Shewmaker, an officer of the Company, serves as a director of Foliofn.
GDC Acquisitions, LLC d/b/a JDC Lighting, LLC
     GDC is the holding company of JDC Lighting, LLC (“JDC”). GDC, New York, New York, is a distributor of commercial lighting and electrical products.
     At October 31, 2008, the Company’s investment in GDC consisted of a $3.0 million senior subordinated loan, bearing annual interest at 17% with a maturity date of August 31, 2011. The loan had a principal face amount, an outstanding balance and a cost basis of $3.0 million. The loan was fair valued at $3.0 million.
     At January 31, 2009, the loan had an outstanding balance and cost of $3.0 million. The loan was fair valued at $3.0 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     During the quarter ended January 31, 2009, the Company made an additional investment totaling $700,000 in Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10%.
     At January 31, 2009, the Company’s equity investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and a fair value of $750,000. The revolving credit facility had an outstanding balance of $4.4 million, a cost of $4.4 million, and a fair value of $4.0 million. The demand notes had a total outstanding balance of $4.0 million with a cost and fair value of $4.0 million. The increase in the outstanding balance and cost basis of the revolving credit facility is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee did not approve an increase to the fair value of the investment as a result of the capitalization of the PIK interest. The Company has reserved in full against the interest accrued on the revolving credit facility and the demand notes due to losses related to expansion costs.
     Michael Tokarz, Chairman of the Company, serves as a director of Harmony Pharmacy.
Henry Company
     Henry Company, Huntington Park, California, is a manufacturer and distributor of building products and specialty chemicals.
     At October 31, 2008, the Company’s investment in Henry Company consisted of $3.8 million in loan assignments. The $1.8 million term loan A bears annual interest at LIBOR plus 3.5% and matures on April 6, 2011. The $2.0 million term loan B bears annual interest at LIBOR plus 7.75% and also matures on April 6, 2011.
     On December 31, 2008, the Company received a principal payment of approximately $127,000 on the term loan A.
     At January 31, 2009, the loans had a combined outstanding balance, cost basis, and fair value of approximately $3.7 million.
HuaMei Capital Company, Inc.
     HuaMei, Chicago, Illinois, is a Chinese-American, cross border investment bank and advisory company.
     At October 31, 2008 and January 31, 2009, the Company’s investment in HuaMei consisted of 500 shares of common stock with a cost and fair value of $2.0 million.
     Michael Tokarz, Chairman of the Company, serves as a director of HuaMei.
Innovative Brands, LLC
     Innovative Brands, Phoenix, Arizona, is a consumer product company that manufactures and distributes personal care products.
     At October 31, 2008, the Company’s investment in Innovative Brands consisted of a $13.0 million loan assignment. The $13.0 million term loan bears annual interest at 11.75% and matures on September 25, 2011. The loan had a cost basis and fair value of $13.0 million as of October 31, 2008.
     On December 15, 2008 and January 2, 2009, the Company received principal payments of $1,609,500 and $37,500, respectively, on the term loan provided to Innovative Brands. The Company also received a loan amendment fee of approximately $57,000. The interest rate on the term loan was increased to 14.5% from 11.75%.

     At January 31, 2009, the loan had an outstanding balance, cost basis and a fair value of approximately $11.4 million.
Lockorder Limited (formerly Safestone Technologies PLC)
     Lockorder, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.
     At October 31, 2008 and January 31, 2009, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.
Mainstream Data, Inc.
     Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.
     At October 31, 2008 and January 31, 2009, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.
Marine Exhibition Corporation
     Marine, Miami, Florida, owns and operates the Miami Seaquarium. The Miami Seaquarium is a family-oriented entertainment park.
     At October 31, 2008, the Company’s investment in Marine consisted of a senior secured loan, a secured revolving note, and 2,000 shares of preferred stock. The senior secured loan had an outstanding balance of $10.9 million and a cost of $10.8 million. The senior secured loan bears annual interest at 11% and matures on June 30, 2013. The senior secured loan was fair valued at $10.9 million. The secured revolving note had an outstanding balance, cost and fair value of $700,000. The secured revolving note bears interest at LIBOR plus 1%, has an unused fee of .50% per annum and matures on June 30, 2013. The preferred stock was fair valued at $2.4 million. The dividend rate on the preferred stock is 12% per annum.
     At January 31, 2009, the Company’s senior secured loan had an outstanding balance of $11.1 million, a cost of $10.9 million and a fair value of $11.1 million. The secured revolving note had an outstanding balance, cost and fair value of $700,000. The preferred stock had been fair valued at $2.4 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.
MVC Automotive Group B.V.
     MVC Automotive, an Amsterdam-based holding company that owns and operates nine Ford dealerships located in Austria, Belgium, and the Netherlands.
     At October 31, 2008 and January 31, 2009, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $34.7 million and a fair value of $41.5 million. The bridge loan, which bears annual interest at 10% and matures on December 31, 2009, had a cost and fair value of $3.6 million.
     The mortgage guarantees for MVC Automotive were equivalent to approximately $15.0 million at January 31, 2009.
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
     At October 31, 2008 and January 31, 2009, the Company’s equity investment in MVC Partners had a cost basis of approximately $333,000 and fair value of approximately $133,000.
Octagon Credit Investors, LLC
     Octagon, is a New York-based asset management company that manages leveraged loans and high yield bonds through collateralized debt obligations (“CDO”) funds.
     At October 31, 2008, the Company’s investment in Octagon consisted of a term loan with an outstanding balance and a cost basis of $5.0 million, a revolving line of credit with an outstanding balance of $650,000 with a cost of $650,000, and an equity investment with a cost basis of approximately $1.1 million and fair value of approximately $2.6 million. The combined fair value of the investment at October 31, 2008 was $8.2 million. The term loan bears annual interest at LIBOR plus 4.25% and matures on December 31, 2011. The revolving line of credit bears annual interest at LIBOR plus 4.25%, matures on December 31, 2011 and has an unused fee of .50% per annum.
     Net borrowings during the quarter ended January 31, 2009 were approximately $1.3 million, resulting in a balance outstanding as of October 31, 2008 of $1.9 million.
     During the quarter ended January 31, 2009, the cost basis of the equity investment was decreased by approximately $10,000 because of an allocation in flow through loss.
     At January 31, 2009, the term loan had an outstanding balance of $5.0 million with a cost of $5.0 million. The loan was fair valued at $5.0 million. The increase in cost basis of the loan is due to the amortization of loan origination fees. The increase was approved by the Company’s Valuation Committee. The revolving line of credit had an outstanding balance of $1.9 million with a cost and fair value of $1.9 million.
     At January 31, 2009, the equity investment had a cost basis of approximately $1.1 million and a fair value of $2.6 million.
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
     At January 31, 2009, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis and fair value of $17.0 million and $17.2 million, respectively, and 11,758 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $35.6 million. The increase in the fair value of the convertible preferred stock is due to a PIK distribution which was treated as a return of capital. This increase was approved by the Company’s Valuation Committee.
     Michael Tokarz, Chairman of the Company, Peter Seidenberg, Chief Financial Officer of the Company, serve as directors of Ohio Medical.
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
     During the fiscal year ended October 31, 2008, Phoenix Coal began trading on the Toronto Stock Exchange (TSX: PHC). Consistent with the Company’s valuation procedures, effective June 30, 2008, the Company has been marking this investment to its market price.
     At January 31, 2009, the Company’s investment in Phoenix Coal consisted of 666,667 shares of common stock which had a cost basis of $500,000 and a fair value of approximately $120,000.
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
     During the quarter ended January 31, 2009, the Valuation Committee decreased the fair value of the common stock by $2.1 million.
     At January 31, 2009, the common stock had a cost basis and fair value of $6.0 million and $8.0 million, respectively.
SafeStone Technologies Limited (formerly Safestone Technologies PLC)
     SafeStone Limited, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.
     At October 31, 2008 and January 31, 2009, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.
Security Holdings, B.V.
     Security Holdings is an Amsterdam-based holding company that owns FIMA, a Lithuanian security and engineering solutions company.
     At October 31, 2008 and January 31, 2009, the Company’s investment in Security Holdings had a cost and fair value of $28.2 million.
     Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.
SGDA Europe B.V.
     SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.
     At October 31, 2008 and January 31, 2009, the Company’s equity investment had a cost basis and a fair value of $7.5 million.
     Michael Tokarz, Chairman of the Company, and Christopher Sullivan, a representative of the Company, serve as directors of SGDA Europe.

SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH
     SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.
     At October 31, 2008, the Company’s investment in SGDA consisted of a term loan, common equity interest, and preferred equity interest. The term loan had an outstanding balance of $6.2 million with a cost of $6.1 million. The term loan bears annual interest at 7.0% and matures on August 25, 2009. The term loan was fair valued at $6.1 million. The common equity interest in SGDA had been fair valued at $560,000 with a cost basis of approximately $439,000. The preferred equity interest had been fair valued at $6.1 million with a cost basis of $5.0 million.
     During the quarter ended January 31, 2009, the Valuation Committee determined to increase the fair value of the Company’s preferred equity interest by $125,000.
     At January 31, 2009, the term loan had an outstanding balance of $6.2 million with a cost of $6.1 million. The term loan was fair valued at $6.1 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. These increases were approved by the Company’s Valuation Committee. The common equity interest in SGDA has been fair valued at $560,000 with a cost basis of approximately $439,000. The preferred equity interest has been fair valued at $6.2 million with a cost basis of $5.0 million.
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
     During the quarter ended January 31, 2009, the Valuation Committee increased the fair value of the common stock by $725,000.
     At January 31, 2009, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of $3.9 million. The guarantee was equivalent to approximately $1.8 million at January 31, 2009 for Tekers.
Sonexis, Inc.
     Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.
     At October 31, 2008 and January 31, 2009, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been fair valued at $0.
SP Industries, Inc.
     SP, Warminster, Pennsylvania, is a designer, manufacturer and marketer of laboratory research and process equipment, glassware and precision glass components and configured-to-order manufacturing equipment.
     At October 31, 2008, the Company’s investment in SP consisted of a first lien loan and a second lien loan that had outstanding balances of $1.0 million and $24.7 million, respectively, with a cost basis of approximately $628,000 and $24.2 million, respectively. The first lien loan bears annual interest of LIBOR, with a 2.5% floor, plus 5% and matures on December 28, 2012, and the second lien loan bears annual interest 15% and matures on December 31, 2013. The first lien loan and second lien loan had fair values of $1.0 million and $24.7 million, respectively.
     On December 31, 2008, SP made a principal payment of $17,361 on its first lien loan.

     At January 31, 2009, the first lien loan and the second lien loan had outstanding balances of approximately $1.0 million and $24.9 million, respectively, with a cost basis of approximately $649,000 and $24.5 million, respectively. The first lien loan and second loan had fair values of approximately $1.0 million and $24.9 million, respectively. The increase in cost and fair value of the second lien loan is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
Storage Canada, LLC
     Storage Canada, Omaha, Nebraska, is a real estate company that owns and develops self-storage facilities throughout the U.S. and Canada.
     At October 31, 2008, the Company’s investment in Storage Canada consisted of a term loan with an outstanding balance, cost basis and a fair value of $1.2 million. The borrowing bears annual interest at 8.75% and matures on March 30, 2013.
     During the quarter ended January 31, 2009, the Company received approximately $27,000 in principal payments on the term loan provided to Storage Canada.
     At January 31, 2009, the Company’s investment in Storage Canada had an outstanding balance of $1.2 million and a cost basis and fair value of $1.2 million.
Summit Research Labs, Inc.
     Summit, Huguenot, New York, is a specialty chemical company that manufactures antiperspirant actives.
     At October 31, 2008, the Company’s investment in Summit consisted of a second lien loan and 800 shares of common stock. The second lien loan bears annual interest at 14% and matures on August 31, 2013. The second lien loan had an outstanding balance of $8.9 million with a cost of $8.8 million. The second lien loan was fair valued at $8.9 million. The common stock had been fair valued at $33.0 million.
     At January 31, 2009, the Company’s second lien loan had an outstanding balance of $9.1 million with a cost of $9.0 million. The second lien loan was fair valued at $9.1 million. The 1,115 shares of common stock were fair valued at $33.0 million and had a cost basis of $16.0 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     At October 31, 2008 and January 31, 2009, the Company’s senior secured loan had a cost and fair value of $1.5 million.
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

     At October 31, 2008, the Company’s investment in Timberland consisted of a mezzanine loan, junior revolving note, 542 shares of common stock and warrants. The mezzanine loan had an outstanding balance of $7.3 million with a cost of $7.2 million. The mezzanine loan bore annual interest at 14.55% and matures on August 4, 2009. The mezzanine loan was fair valued at $7.3 million. The junior revolving note had a cost of $5.0 million and was fair valued at $1.0 million. The junior revolving note bears annual interest at 12.5% and matures on July 7, 2009. The common stock was fair valued at $0. The warrant was fair valued at $0.
     During the quarter ended January 31, 2009, the Valuation Committee decreased the fair value of the mezzanine loan by $7.3 million and the revolving note by $1.0 million. The Company has reserved in full against the interest accrued on the mezzanine loan and revolving note.
     At January 31, 2009, the Company’s mezzanine loan had an outstanding balance of $7.4 million with a cost of $7.3 million. The mezzanine loan was fair valued at $0. The junior revolving note had an outstanding balance and cost of $5.0 million and was fair valued at $0. The increase in the outstanding balance and cost of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. The Company’s Valuation Committee did not approve an increase to the fair value of the investment as a result of the capitalization of the PIK interest. The common stock was fair valued at $0. The warrant was fair valued at $0.
     Michael Tokarz, Chairman of the Company, and Puneet Sanan, a representative of the Company, serve as directors of Timberland.
Total Safety U.S., Inc.
     Total Safety, Houston, Texas, is the leading provider of safety equipment and related services to the refining, petrochemical, and oil exploration and production industries.
     At October 31, 2008, the Company’s investment in Total Safety consisted of a $900,000 first lien loan bearing annual interest at LIBOR plus 3.0% and maturing on December 8, 2012 and a $3.5 million second lien loan bearing annual interest at LIBOR plus 6.5% and maturing on December 8, 2013. The loans had a combined outstanding balance and cost basis of $4.5 million. The loan assignments were fair valued at $4.4 million.
     On December 31, 2008, Total Safety made a principal payment of $2,500 on its first lien loan.
     At January 31, 2009, the loans had a combined outstanding balance and cost basis of $4.5 million. The loan assignments were fair valued at $4.4 million.
Turf Products, LLC
     Turf, Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.
     At October 31, 2008, the Company’s investment in Turf consisted of a senior subordinated loan, bearing interest at 15% per annum with a maturity date of November 30, 2010, LLC membership interest, and warrants. The senior subordinated loan had an outstanding balance of $7.7 million with a cost of $7.7 million. The loan was fair valued at $7.7 million. The junior revolving note had an outstanding balance, cost, and fair value of $1.0 million. The membership interest had a cost of $3.8 million and a fair value of $5.8 million. The warrants had a cost of $0 and a fair value of $0.
     During the quarter ended January 31, 2009, the Valuation Committee decreased the fair value of the membership interest by $2.3 million.
     At January 31, 2009, the mezzanine loan had an outstanding balance, cost basis and a fair value of $7.7 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees. These increases were approved by the Company’s Valuation Committee. The junior revolving note had an outstanding balance of $1.0 million. The membership interest has a cost of $3.8 million and a fair value of $3.5 million. The warrant was fair valued at $0.
     Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Turf.

U.S. Gas & Electric, Inc.
     U.S. Gas, North Miami Beach, Florida, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.
     At October 31, 2008, the second lien loan had an outstanding balance of $7.9 million with a cost of $7.7 million and a fair value of $7.9 million. The senior credit facility had an outstanding balance, cost, and a fair value of $4.9 million as of October 31, 2008. The second lien loan bears annual interest at 14% and matures on July 26, 2012. The senior credit facility bears annual interest at LIBOR plus 6% or Prime plus 4.5% and matures on July 26, 2010. The 32,200 shares of convertible Series B preferred stock had a fair value of $5.3 million and a cost of $500,000, and the convertible Series C preferred stock had a fair value of $350,000 and a cost of $0.
     During the quarter ended January 31, 2009, the Valuation Committee determined to increase the fair value of the convertible Series B preferred stock by $5.6 million and convertible Series C preferred stock by $410,000.
     At January 31, 2009, the second lien loan had an outstanding balance of $8.0 million with a cost of $7.8 million and a fair value of $8.0 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. There was $4.3 million outstanding on the senior credit facility. The convertible Series B preferred stock had a fair value of $10.9 million and a cost of $500,000, and the convertible Series C preferred stock had a fair value of $750,000 and a cost of $0.
     Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of U.S. Gas.
Velocitius B.V.
     Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.
     At October 31, 2008, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $21.0 million. There was no amount outstanding on Line I, which expires on October 31, 2009 and bears annual interest at 8%, and Line II, which expires on April 30, 2010 and bears annual interest at 8%.
     During the quarter ended January 31, 2009, the Valuation Committee increased the fair value of the Company’s equity investment by $500,000.
     At January 31, 2009, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $21.5 million.
     Bruce Shewmaker, an officer of the Company, serves as a director of Velocitius.
Vendio Services, Inc.
     Vendio, San Bruno, California, a Legacy Investment, offers small businesses and entrepreneurs resources to build Internet sales channels by providing software solutions designed to help these merchants efficiently market, sell and distribute their products.
     At October 31, 2008 and January 31, 2009, the Company’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were fair valued at $6.6 million, $14,447 for the common stock and approximately $6.6 million for the Series A preferred stock.
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

     At October 31, 2008 and January 31, 2009, the senior subordinated promissory note, which bears annual interest at 12% and matures on April 29, 2011, had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were fair valued at $950,000.
     Bruce Shewmaker and Scott Schuenke, officers of the company, serve as directors of Vestal.
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
     At October 31, 2008, the investment in Vitality consisted of 556,472 shares of common stock at a cost of $5.6 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $10.3 million. The convertible preferred stock has a dividend rate of 13% per annum. The common stock, Series A convertible preferred stock, and warrants were fair valued at $9.8 million, $13.2 million and $3.7 million, respectively.
     At January 31, 2009, the investment in Vitality consisted of 556,472 shares of common stock at a cost of $5.6 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $10.5 million. The increase in the cost and fair value of the Series A convertible preferred stock is due to the capitalization of “payment in kind” dividends. These increases were approved by the Company’s Valuation Committee. The common stock, Series A convertible preferred stock and warrants were fair valued at $9.8 million, $13.4 million and $3.7 million, respectively.
     Peter Seidenberg, Chief Financial Officer of the Company, serves as a director of Vitality.
WBS Carbons Acquisitions Corp.
     WBS, Middletown, New York, is a manufacturer of antiperspirant actives and water treatment chemicals.
     At October 31, 2008, the bridge loan had an outstanding balance, cost and fair value of $1.7 million. The bridge loan bears annual interest at 6% and matures on December 30, 2011.
     At January 31, 2009, the bridge loan had an outstanding balance, cost and fair value of $1.8 million. The increase in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
     Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of WBS.
Liquidity and Capital Resources
     At January 31, 2009, the Company had investments in portfolio companies totaling $489.8 million. Also, at January 31, 2009, the Company had cash equivalents totaling approximately $4.7 million. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.
     During the quarter ended January 31, 2009, the Company made one follow-on investment in an existing portfolio company committing capital of $700,000. On November 4, 2008, the Company invested $700,000 in Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10%.
     Current balance sheet resources, which include the additional cash resources from Credit Facility I and Credit Facility II, are believed to be sufficient to finance current commitments. Current commitments include:
     Commitments to/for Portfolio Companies:
     At January 31, 2009, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed		Amount Funded at January 31, 2009
Timberland Junior Revolver	$5.0	million	$5.0	million
Storage Canada Loan	$6.0	million	$1.2	million
Marine Revolving Loan Facility	$2.0	million	$700,000
Octagon Revolving Credit Facility	$12.0	million	$1.9	million
Velocitius Revolving Line I	$260,000			—
Harmony Pharmacy Revolving Credit Facility	$4.0	million	$4.0	million
Velocitius Revolving Line II	$650,000			—
Tekers Guarantee	$1.8	million		—
U.S. Gas Revolving Credit Facility	$10.0	million	$3.8	million
MVC Automotive Guarantee	$8.3	million		—
MVC Automotive Guarantee	$5.1	million		—
MVC Automotive Guarantee	$1.6	million		—
Turf Junior Revolver	$1.0	million	$1.0	million

Total	$57.7	million	$17.6	million
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On July 8, 2005 the Company extended to Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2009. The Company also receives a fee of 0.25% on the unused portion of the note. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. As of October 31, 2008 and January 31, 2009, the funded debt under the junior revolving line of credit was $5.0 million. The fair value of the revolving line of credit at January 31, 2009 was $0.
     On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment was for one year, but may be renewed annually with the consent of both parties. The commitment was renewed in March 2008. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2008, the outstanding balance of the loan commitment was approximately $1.2 million. Net repayments during the three month period ended January 31, 2009 were approximately $27,000, resulting in a balance of approximately $1.2 million at such date.
     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. As of October 31, 2008 and January 31, 2009, the outstanding balance of the secured revolving loan facility was $700,000.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. At October 31, 2008, the outstanding balance of the revolving credit facility provided to Octagon was $650,000. Net borrowings during the three month period ended January 31, 2009 were $1.3 million, resulting in a balance outstanding of $1.9 million on that date.

     On October 30, 2006, the Company provided Velocitius a $260,000 revolving line of credit (“Line I”). Line I expires on October 31, 2009 and bears annual interest at 8%. There was no amount outstanding on Line I at October 31, 2008 and January 31, 2009.
     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. At October 31, 2008 and January 31, 2009, the outstanding balance of the revolving credit facility was $4.0 million.
     On May 1, 2007, the Company provided Velocitius a $650,000 revolving line of credit (“Line II”). Line II expires on April 30, 2010 and bears annual interest at 8%. There was no amount outstanding on Line II at October 31, 2008 and January 31, 2009.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $1.8 million at January 31, 2009.
     On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility to U.S. Gas. The senior credit facility bears annual interest at either LIBOR plus 6% or Prime plus 4.5%, this election is at U.S. Gas’ discretion. The Company receives a fee of 0.50% on the unused portion of the senior credit facility. The revolving senior credit facility expires on July 26, 2010. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with a LIBOR based borrowing rate for a period of two years. This portion of the senior credit facility was approximately $571,000 at October 31, 2008 and January 31, 2009. The remaining portion of the senior credit facility, which is borrowed at an annual rate of Prime plus 4.5%, was $4.4 million at October 31, 2008. Net repayments during quarter ended January 31, 2009 were $600,000 resulting in a balance outstanding of $3.8 million on that date.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $8.3 million at January 31, 2009.
     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.1 million at January 31, 2009) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended to Turf a $1.0 million secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2008 and January 31, 2009, the outstanding balance of the secured junior revolving note was $1.0 million.
     On September 9, 2008, the Company agreed to guarantee a 35.0 million CZK mortgage for MVC Automotive, equivalent to approximately $1.6 million at January 31, 2009.
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
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (“Credit Facility I”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2008, there was $50.0 million in term debt and $19.0 million in revolving credit on Credit Facility I outstanding. During the quarter ended January 31, 2009, the Company’s net repayments on Credit Facility I were $6.4 million. As of January 31, 2009, there was $50.0 million in term debt and $12.6 million outstanding on the revolving credit facility. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. Credit Facility I will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility I will be due and payable. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.
     On April 24, 2008, the Company entered into a two-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). There was no amount outstanding on Credit Facility II as of October 31, 2008 and January 31, 2009. Credit Facility II provides financing to the Company in addition to the Company’s existing $100 million Credit Facility I with Guggenheim. Proceeds from borrowings made under Credit Facility II are used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 50 basis points. In addition, the Company is also subject to a 25 basis point utilization fee for the amount of Credit Facility II that is outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities whose purchase has been approved by BB&T.
     The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.
Subsequent Events
     Since January 31, 2009, net repayments on the U.S. Gas senior credit facility totaled approximately $2.9 million.
     Since January 31, 2009, net repayments on the Octagon revolving credit facility totaled $1.9 million.
     Effective February 12, 2009, the commitment amount on the Octagon revolving credit facility was reduced from $12.0 million to $7.0 million.

     On February 12, 2009 and March 3, 2009, the Company invested an additional $100,000 and $2.1 million, respectively, in Harmony Pharmacy in the form of a demand note bearing annual interest of 10%.
     On February 12, 2009, the maturity date of the senior secured loan to TerrMark was extended to March 11, 2009.
     On February 26, 2009, Michael Tokarz, Chairman of the Company, and Puneet Sanan, a representative of the Company, resigned from the board of directors of Timberland.
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
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 97.60% of the Company’s total assets at January 31, 2009. As discussed in Note 6 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.
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
     At January 31, 2009, approximately 97.60% of our total assets represented portfolio investments recorded at fair value.
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
Economic recessions or downturns could impair our portfolio companies and have a material adverse impact on our business, financial condition and results of operations.
     Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets. Through the date of this report, conditions in the public debt and equity markets have deteriorated and pricing levels have continued to decline. As a result, depending on market conditions, we could incur substantial realized losses and suffer unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations. If current market conditions continue, or worsen, it may adversely impact our ability to deploy our investment strategy and achieve our investment objective.
     Our overall business of making private equity investments may be affected by current and future market conditions. The absence of an active mezzanine lending or private equity environment may slow the amount of private equity investment activity generally. As a result, the pace of our investment activity may slow, which could impact our ability to achieve our investment objective. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of any gains realized on our investments and thus have a material adverse impact on our financial condition.

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
(b) There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 31, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 6, 2009	MVC Capital, Inc.
/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

Date: March 6, 2009	MVC Capital, Inc.
/s/ Peter Seidenberg
Peter Seidenberg

In the capacity of the officer who performs the functions of Principal Financial Officer.