Form 10-Q
period 2009-04-30
MVC CAPITAL, INC.
filed 2009-06-04
CIK 1099941

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009 or

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
Registrant’s telephone number, including area code: (914) 701-0310
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 24,297,087 shares of the registrant’s common stock, $.01 par value, outstanding as of June 4, 2009.

MVC Capital, Inc.
(A Delaware Corporation)
Index

			Page
Part I.	Consolidated Financial Information

	Item 1.	Consolidated Financial Statements
		Consolidated Balance Sheets
		— April 30, 2009 and October 31, 2008	3
		Consolidated Statements of Operations
		— For the Period November 1, 2008 to April 30, 2009 and
		— For the Period November 1, 2007 to April 30, 2008	4
		Consolidated Statements of Operations
		— For the Period February 1, 2009 to April 30, 2009 and
		— For the Period February 1, 2008 to April 30, 2008	5
		Consolidated Statements of Cash Flows
		— For the Period November 1, 2008 to April 30, 2009 and
		— For the Period November 1, 2007 to April 30, 2008	6
		Consolidated Statements of Changes in Net Assets
		— For the Period November 1, 2008 to April 30, 2009
		— For the Period November 1, 2007 to April 30, 2008 and
		— For the Year ended October 31, 2008	7
		Consolidated Selected Per Share Data and Ratios
		— For the Period November 1, 2008 to April 30, 2009,
		— For the Period November 1, 2007 to April 30, 2008 and
		— For the Year ended October 31, 2008	8
		Consolidated Schedule of Investments
		— April 30, 2009	9
		— October 31, 2008	11
		Notes to Consolidated Financial Statements	13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	58

	Item 4.	Controls and Procedures	64

Part II.	Other Information		65

SIGNATURE			67

Exhibits			68
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31
EX-32

Part I. Consolidated Financial Information
Item 1. Consolidated Financial Statements
CONSOLIDATED FINANCIAL STATEMENTS
MVC Capital, Inc.
Consolidated Balance Sheets

	April 30,	October 31,
	2009	2008
	(Unaudited)
ASSETS

Assets
Cash and cash equivalents	$3,116,092	$12,764,465
Investments at fair value
Non-control/Non-affiliated investments (cost $122,573,399 and $124,471,466)	87,184,611	95,781,109
Affiliate investments (cost $137,929,783 and $138,694,946)	188,665,775	181,092,250
Control investments (cost $183,753,395 and $182,433,350)	202,297,576	213,930,758

Total investments at fair value (cost $444,256,577 and $445,599,762)	478,147,962	490,804,117
Dividends, interest and fees receivable, net of reserve	2,253,662	2,641,994
Prepaid expenses	1,626,666	2,297,434
Prepaid taxes	310,637	759,025
Deferred tax, net of allowance	1,443,765	1,443,765

Total assets	$486,898,784	$510,710,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Revolving credit facility	$9,100,000	$19,000,000
Term loan	50,000,000	50,000,000
Provision for incentive compensation (Note 9)	15,305,109	15,794,295
Management fee payable	2,420,712	2,485,580
Other accrued expenses and liabilities	430,190	1,106,256
Professional fees	435,086	425,035
Consulting fees	123,351	28,822

Total liabilities	77,814,448	88,839,988

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 24,297,087 and 24,297,087 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	429,400,261	429,400,261
Accumulated earnings	34,502,958	30,144,990
Dividends paid to stockholders	(51,256,625)	(45,425,325)
Accumulated net realized loss	(4,933,225)	(4,933,051)
Net unrealized appreciation	33,891,385	45,204,355
Treasury stock, at cost, 4,007,361 and 4,007,361 shares held, respectively	(32,803,462)	(32,803,462)

Total shareholders’ equity	409,084,336	421,870,812

Total liabilities and shareholders’ equity	$486,898,784	$510,710,800

Net asset value per share	$16.84	$17.36

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Six	For the Six
	Month Period	Month Period
	November	November
	1, 2008 to	1, 2007 to
	April 30, 2009	April 30, 2008
Operating Income:
Dividend income
Affiliate investments	$1,424,295	$2,524,078

Total dividend income	1,424,295	2,524,078

Interest income
Non-control/Non-affiliated investments	5,141,576	5,956,317
Affiliate investments	2,910,540	2,490,255
Control investments	1,465,811	3,569,789

Total interest income	9,517,927	12,016,361

Fee income
Non-control/Non-affiliated investments	391,541	627,050
Affiliate investments	603,428	361,076
Control investments	418,366	1,125,559

Total fee income	1,413,335	2,113,685

Other income (loss)	(10,067)	322,772

Total operating income	12,345,490	16,976,896

Operating Expenses:
Management fee	4,903,946	4,203,015
Interest and other borrowing costs	1,825,507	2,252,208
Legal fees	347,000	274,000
Audit fees	342,000	223,500
Other expenses	285,565	309,264
Insurance	195,600	186,725
Administration	156,866	160,767
Consulting fees	148,200	51,600
Directors fees	144,100	120,000
Printing and postage	78,824	64,648
Public relations fees	48,800	43,200
Incentive compensation (Note 9)	(489,186)	5,397,337

Total operating expenses	7,987,222	13,286,264

Net operating income before taxes	4,358,268	3,690,632

Tax Expenses (Benefits):
Deferred tax benefit	—	(165,082)
Current tax expense	300	936

Total tax expense (benefit)	300	(164,146)

Net operating income	4,357,968	3,854,778

Net Realized and Unrealized Gain (Loss) on Investments and Foreign Currency:

Net realized gain (loss) on investments and foreign currency
Non-control/Non-affiliated investments	(174)	2,107
Affiliate investments	—	595,000
Controlled investments	—	283,118
Foreign currency	—	60,325

Total net realized gain (loss) on investments and foreign currency	(174)	940,550

Net change in unrealized appreciation (depreciation) on investments	(11,312,970)	33,175,903

Net realized and unrealized gain (loss) on investments and foreign currency	(11,313,144)	34,116,453

Net increase (decrease) in net assets resulting from operations	$(6,955,176)	$37,971,231

Net increase (decrease) in net assets per share resulting from operations	$(0.28)	$1.56

Dividends declared per share	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Quarter	For the Quarter
	February 1, 2009	February 1, 2008
	to April 30, 2009	to April 30, 2008
Operating Income:
Dividend income
Affiliate investments	$507,425	$1,680,807

Total dividend income	507,425	1,680,807

Interest income
Non-control/Non-affiliated investments	2,175,399	2,954,611
Affiliate investments	1,490,859	982,271
Control investments	978,609	1,540,942

Total interest income	4,644,867	5,477,824

Fee income
Non-control/Non-affiliated investments	192,342	185,000
Affiliate investments	241,901	152,916
Control investments	171,427	463,546

Total fee income	605,670	801,462

Other income	—	120,855

Total operating income	5,757,962	8,080,948

Operating Expenses:
Management fee	2,420,712	2,185,503
Interest, fees and other borrowing costs	734,179	1,081,012
Legal fees	177,000	139,000
Audit fees	171,000	132,000
Other expenses	151,393	190,328
Insurance	94,600	90,725
Directors fees	76,500	60,000
Administration	70,968	80,609
Consulting fees	59,500	4,600
Printing and postage	43,524	33,104
Public relations fees	22,700	21,600
Incentive compensation (Note 9)	(334,523)	3,740,772

Total operating expenses	3,687,553	7,759,253

Net operating income before taxes	2,070,409	321,695

Tax Expenses (Benefits):
Deferred tax expense	360,255	14,524
Current tax benefit	(636)	(200,316)

Total tax expense (benefit)	359,619	(185,792)

Net operating income	1,710,790	507,487

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
Non-control/Non-affiliated investments	(84)	1,014
Affiliate investments	—	—
Control investments	—	283,118

Total net realized gain (loss) on investments	(84)	284,132

Net change in unrealized appreciation (depreciation) on investments	(9,519,566)	16,366,704

Net realized and unrealized gain (loss) on investments	(9,519,650)	16,650,836

Net increase (decrease) in net assets resulting from operations	$(7,808,860)	$17,158,323

Net increase (decrease) in net assets per share resulting from operations	$(0.32)	$0.70

Dividends declared per share	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Month Period	For the Six Month Period
	November 1, 2008 to	November 1, 2007 to
	April 30, 2009	April 30, 2008
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(6,955,176)	$37,971,231
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) by operating activities:
Realized loss (gain)	174	(940,550)
Net change in unrealized depreciation (appreciation)	11,312,970	(33,175,903)
Amortization of discounts and fees	(42,291)	(40,008)
Increase in accrued payment-in-kind dividends and interest	(2,646,785)	(2,752,945)
Allocation of flow through loss (income)	10,067	(120,488)
Changes in assets and liabilities:
Dividends, interest and fees receivable	388,332	364,990
Prepaid expenses	670,768	(483,142)
Prepaid taxes	448,388	(342,339)
Deferred tax	—	(165,082)
Deposits	—	25,156
Other assets	—	16,903
Incentive compensation (Note 9)	(489,186)	(7,505,992)
Other Liabilities	(636,354)	186,299
Purchases of equity investments	(1,017,554)	(47,041,964)
Purchases of debt instruments	(9,077,248)	(60,143,871)
Proceeds from equity investments	286,100	6,033,900
Proceeds from debt instruments	13,830,722	87,264,120

Net cash provided (used) by operating activities	6,082,927	(70,731,060)

Cash flows from Financing Activities:
Distributions to shareholders paid	(5,831,300)	(5,346,298)
Net borrowings (repayments) under revolving credit facility	(9,900,000)	70,000,000

Net cash provided (used) by financing activities	(15,731,300)	64,653,702

Net change in cash and cash equivalents for the period	(9,648,373)	(6,077,358)

Cash and cash equivalents, beginning of period	12,764,465	84,727,933

Cash and cash equivalents, end of period	$3,116,092	$78,650,575

During the six months ended April 30, 2009 and 2008 MVC Capital, Inc. paid $1,040,643 and $1,183,636 in interest expense, respectively.
During the six months ended April 30, 2009 and 2008 MVC Capital, Inc. paid $0 and $350,000 in income taxes, respectively.
Non-cash activity:
During the six months ended April 30, 2009 and 2008, MVC Capital, Inc. recorded payment in kind dividend and interest of $2,646,785 and $2,752,945, respectively. This amount was added to the principal balance of the investments and recorded as interest/dividend income.
During the six months ended April 30, 2009 for MVC Capital Inc., was allocated $10,067 in flow through loss from its equity investment in Octagon Credit Investors, LLC. and this amount decreased the cost of the investment. The fair value was then decreased by the Fund’s Valuation Committee. During the six months ended April 30 2008, MVC Capital, Inc. was allocated $322,771 in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of this amount, $202,283 was received in cash and the balance of $120,488 was undistributed and therefore increased the cost of the investment. The fair value was then increased by the Fund’s Valuation Committee.
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
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Changes in Net Assets

	For the Six Month Period	For the Six Month Period
	November 1, 2008 to	November 1, 2007 to	For the Year Ended
	April 30, 2009	April 30, 2008	October 31, 2008
	(Unaudited)	(Unaudited)
Operations:
Net operating income	$4,357,968	$3,854,778	$3,068,328
Net realized gain (loss)	(174)	940,550	1,418,141
Net change in unrealized appreciation (depreciation)	(11,312,970)	33,175,903	59,465,174

Net increase (decrease) in net assets from operations	(6,955,176)	37,971,231	63,951,643

Shareholder Distributions:
Distributions to shareholders	(5,831,300)	(5,829,389)	(11,660,691)

Net decrease in net assets from shareholder distributions	(5,831,300)	(5,829,389)	(11,660,691)

Capital Share Transactions:
Reissuance of treasury stock in lieu of cash dividend	—	483,091	483,091

Net increase in net assets from capital share transactions	—	483,091	483,091

Total increase (decrease) in net assets	(12,786,476)	32,624,933	52,774,043

Net assets, beginning of period/year	421,870,812	369,096,769	369,096,769

Net assets, end of period/year	$409,084,336	$401,721,702	$421,870,812

Common shares outstanding, end of period/year	24,297,087	24,297,087	24,297,087

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Selected Per Share Data and Ratios

	For the Six Month Period		For the Six Month Period		For the
	November 1, 2008 to		November 1, 2007 to		Year Ended
	April 30, 2009		April 30, 2008		October 31, 2008
	(Unaudited)		(Unaudited)
Net asset value, beginning of period/year	$17.36		$15.21		$15.21

Gain (loss) from operations:
Net operating income	0.18		0.16		0.24
Net realized and unrealized gain (loss) on investments	(0.46)		1.40		2.39

Total gain (loss) from investment operations	(0.28)		1.56		2.63

Less distributions from:
Income	(0.18)		(.16)		(0.09)
Return of capital	(0.06)		(.08)		(0.39)

Total distributions	(0.24)		(0.24)		(0.48)

Net asset value, end of period/year	$16.84		$16.53		$17.36

Market value, end of period/year	$8.56		$15.56		$12.30

Market discount	(49.17)%		(5.87)%		(29.15)%

Total Return — At NAV (a)	(1.63)%		10.33%		17.49%

Total Return — At Market (a)	(28.66)%		(7.37)%		(25.44)%

Ratios and Supplemental Data:

Net assets, end of period (in thousands)	$409,084		$401,722		$421,871

Ratios to average net assets:
Expenses excluding tax expense (benefit)	3.84	%(b)	6.96	%(b)	7.00%
Expenses including tax expense (benefit), incentive compensation, interest and other borrowing costs	3.84	%(b)	6.88	%(b)	6.77%
Expenses excluding incentive compensation	4.07	%(b)	4.05	%(b)	4.05%
Expenses excluding incentive compensation, interest and other borrowing costs	3.20	%(b)	2.87	%(b)	2.93%

Net operating income (loss) before tax expense (benefit)	2.09	%(b)	1.94	%(b)	0.54%
Net operating income (loss) after tax expense (benefit), incentive compensation, interest and other borrowing costs	2.09	%(b)	2.02	%(b)	0.77%
Net operating income (loss) before incentive compensation	1.86	%(b)	4.85	%(b)	3.49%
Net operating income (loss) before incentive compensation, interest and other borrowing costs	2.73	%(b)	6.03	%(b)	4.61%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b)	Annualized.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
April 30, 2009
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments — 21.27% (a, c, g, f, i)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision — Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h,i)	$2,473,521	2,473,521	1,625,000
		Second Lien Seller Note 17.0000%, 06/30/2013 (b,h,i)	3,664,462	3,664,462	2,475,000

				6,137,983	4,100,000

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b,h)	18,460,703	18,269,900	17,513,069
		Term Loan A 5.5200%, 07/18/2011 (h)	1,987,500	1,969,712	1,817,186
		Term Loan B 7.9200%, 07/18/2011 (h)	2,000,000	1,983,436	1,775,834

				22,223,048	21,106,089

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d,j)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d,j)		15,000,000	9,845,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2009 (b,h)	3,027,560	3,027,560	3,027,560

Henry Company	Building Products / Specialty Chemicals	Term Loan A 4.0181%, 04/06/2011 (h)	1,709,921	1,709,921	1,650,642
		Term Loan B 8.2681%, 04/06/2011 (h)	2,000,000	2,000,000	2,000,000

				3,709,921	3,650,642

Innovative Brands, LLC	Consumer Products	Term Loan 15.5000%, 09/25/2011 (h)	11,263,000	11,263,000	11,263,000

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d,e,j)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d,j)		3,750,000	—

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (666,667 shares) (d)		500,000	146,667

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d,e,j)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d,j)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 7.5000%, 12/28/2012 (h)	961,283	656,962	961,283
		Second Lien Loan 15.0000%, 12/31/2013 (b,h)	25,060,016	24,666,854	25,060,016

				25,323,816	26,021,299

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,161,500	1,165,015	1,161,500

TerraMark, L.P.	Specialty Chemicals	Senior Secured Loan 10.0000%, 06/01/2009 (h)	700,000	700,000	700,000

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 3.1775%, 12/08/2012 (h)	977,500	977,500	903,058
		Second Lien Seller Note 6.9275%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,477,500	4,403,058

WBS Carbons Acquistions Corp.	Specialty Chemicals	Bridge Loan 6.0000%, 12/30/2011 (h)	1,759,796	1,759,796	1,759,796

Sub Total Non-control/Non-affiliated investments				122,573,399	87,184,611

Affiliate investments — 46.03% (a, c, g, f)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b,h)	12,210,000	11,925,862	12,210,000
		Convertible Series A Preferred Stock (9 shares)		44,000	124,258
		Convertible Series B Preferred Stock (1,991 shares)		9,956,000	28,116,142

				21,925,862	40,450,400

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	15,044,698
		Convertible Preferred Stock (1,065,000 shares) (d)		10,357,500	15,767,252

				15,879,242	30,811,950

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d,j)		7,000,000	—

Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Revolving Credit Facility 10.0000%, 12/01/2009 (b,h)	4,525,330	4,525,330	4,000,000
		Demand Note 10.0000% 12/01/2009 (h,i)	700,000	700,000	700,000
		Demand Note 10.0000% 12/01/2009 (h,i)	3,300,000	3,300,000	3,300,000
		Demand Note 10.0000% 12/01/2009 (h,i)	2,200,000	2,200,000	2,200,000
		Common Stock (2,000,000 shares) (d)		750,000	750,000

				11,475,330	10,950,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	2,000,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b,h)	11,162,816	11,043,331	11,162,816
		Secured Revolving Note 1.51813%, 06/30/2013 (h)	700,000	700,000	700,000
		Convertible Preferred Stock (20,000 shares) (b)		2,481,449	2,481,449

				14,224,780	14,344,265

Octagon Credit Investors, LLC	Financial Services	Term Loan 4.76813%, 12/31/2011 (h)	5,000,000	4,964,415	5,000,000
		Limited Liability Company Interest		1,122,369	2,577,274

				6,086,784	7,577,274

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	7,000,000

Security Holdings, B.V.	Electrical Engeneering	Common Stock (900 shares) (d,e)		28,154,200	28,154,200

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b,h)	8,057,016	7,914,684	8,057,016
		Senior Credit Facility 6.5088% 07/26/2010 (h)	571,429	571,429	571,429
		Convertible Series B Preferred Stock (32,200 shares) (d)		500,000	10,890,000
		Convertible Series C Preferred Stock (8,216 shares) (d)		—	760,000

				8,986,113	20,278,445

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (d)		5,564,716	9,829,657
		Preferred Stock (1,000,000 shares) (b,h)		10,632,756	13,534,527
		Warrants (d)		—	3,735,058

				16,197,472	27,099,242

Sub Total Affiliate investments				137,929,783	188,665,775

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
April 30, 2009
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments — 49.45% (a, c, g, f, i)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d,e)		$34,736,939	$41,500,000
		Bridge Loan 10.0000%, 12/31/2009 (e,h)	$3,643,557	3,643,557	3,643,557

				38,380,496	45,143,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)	1,904	1,350,253	1,150,253

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	10,700,000
		Series A Convertible Preferred Stock (12,229 shares) (b,h)		30,000,000	36,991,890

				47,000,000	47,691,890

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d,e)		7,450,000	7,450,000

SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e,h)	6,187,350	6,164,031	6,164,031
		Common Equity Interest (d,e)		438,551	1,738,030
		Preferred Equity Interest (d,e)		5,000,000	6,350,000

				11,602,582	14,252,061

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d,e)		2,300,000	3,900,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012 (b,h)	9,261,690	9,129,262	9,261,690
		Common Stock (1,115 shares) (d)		16,000,000	33,000,000

				25,129,262	42,261,690

Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 14.5500%, 08/04/2009 (b,h)	7,452,302	7,446,976	—
		Junior Revolving Line of Credit 12.5000%, 07/07/2009 (h,i)	5,000,000	5,000,000	—
		Common Stock (542 shares) (d)		5,420,291	—
		Warrants (d)		—	—

				17,867,267	—

Turf Products, LLC	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b,h)	7,676,330	7,658,525	7,676,330
		Junior Revolving Note 6.0000%, 05/1/2011 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	3,521,794
		Warrants (d)		—	—

				12,194,219	12,198,124

Velocitius B.V.	Renewable Energy	Common Equity Interest (d,e)		11,395,315	21,500,000

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d,j)		5,500,000	12,174
		Preferred Stock (6,443,188 shares) (d,j)		1,134,001	5,187,827

				6,634,001	5,200,001

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	950,000

				2,450,000	1,550,000

Sub Total Control Investments				183,753,395	202,297,576

TOTAL INVESTMENT ASSETS — 116.88% (f)				$444,256,577	$478,147,962

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $409,084,336 as of April 30, 2009.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

(j)	Legacy investments.

—	Denotes zero cost or fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2008

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments — 22.70% (a, c, g, f, i)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d, j)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision — Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h, i)	$2,473,521	2,473,521	2,250,000
		Second Lien Seller Note 17.0000%, 06/30/2013 (b, h, i)	3,539,496	3,539,496	3,275,000

				6,013,017	5,525,000

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b, h)	18,229,090	18,008,868	18,229,090
		Term Loan A 8.0000%, 07/18/2011 (h)	2,133,750	2,111,978	2,111,978
		Term Loan B 10.4000%, 07/18/2011 (h)	2,000,000	1,979,725	1,952,628

				22,100,571	22,293,696

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d)		15,000,000	13,600,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (b, h)	2,960,753	2,956,638	2,960,753

Henry Company	Building Products / Specialty Chemicals	Term Loan A 6.6175%, 04/06/2011 (h)	1,837,309	1,837,309	1,778,031
		Term Loan B 10.8675%, 04/06/2011 (h)	2,000,000	2,000,000	2,000,000

				3,837,309	3,778,031

Innovative Brands, LLC	Consumer Products	Term Loan 11.7500%, 09/25/2011 (h)	13,033,333	13,033,333	13,033,333

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d)		3,750,000	—

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (666,667 shares) (d)		500,000	104,667

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 8.7038%, 12/28/2012 (h)	997,741	638,401	997,741
		Second Lien Loan 15.0000%, 12/31/2013 (b, h)	24,684,219	24,249,319	24,684,219

				24,887,720	25,681,960

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,214,500	1,218,697	1,214,500

TerraMark, L.P.	Specialty Chemicals	Senior Secured Loan 10.0000%, 2/12/2009 (h)	1,500,000	1,474,810	1,500,000

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 6.5119%, 12/08/2012 (h)	982,500	982,500	908,058
		Second Lien Seller Note 9.6713%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,482,500	4,408,058

WBS Carbons Acquistions Corp.	Specialty Chemicals	Bridge Loan 6.0000%, 12/30/2011 (h)	1,681,111	1,681,111	1,681,111

Sub Total Non-control/Non-affiliated investments				124,471,466	95,781,109

Affiliate investments — 42.93% (a, c, g, f, i)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b, h)	12,000,000	11,674,253	12,000,000
		Convertible Series A Preferred Stock (9 shares)		44,000	143,000
		Convertible Series B Preferred Stock (1,991 shares)		9,956,000	32,357,000

				21,674,253	44,500,000

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	10,161,950
		Convertible Preferred Stock (1,065,000 shares) (d)		10,357,500	10,650,000

				15,879,242	20,811,950

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—

Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Revolving Credit Facility 10.0000%, 12/01/2009 (b, h)	4,307,850	4,307,850	4,000,000
		Demand Note 10.0000% 12/01/2009 (h, i)	3,300,000	3,300,000	3,300,000
		Common Stock (2,000,000 shares) (d)		750,000	750,000

				8,357,850	8,050,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	2,000,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	10,940,457	10,806,757	10,940,457
		Secured Revolving Note 4.7038%, 06/30/2013 (h)	700,000	700,000	700,000
		Convertible Preferred Stock (20,000 shares) (b)		2,385,091	2,385,091

				13,891,848	14,025,548

Octagon Credit Investors, LLC	Financial Services	Term Loan 7.9538%, 12/31/2011 (h)	5,000,000	4,957,803	5,000,000
		Revolving Line of Credit 7.9538%, 12/31/2011 (h)	650,000	650,000	650,000
		Limited Liability Company Interest		1,132,437	2,587,342

				6,740,240	8,237,342

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	10,100,000

Security Holdings, B.V.	Electrical Engineering	Common Equity Interest (d, e)		28,154,200	28,154,200

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	7,856,322	7,692,195	7,856,322
		Senior Credit Facility 8.5000% 07/26/2010 (h)	4,368,340	4,368,340	4,368,340
		Senior Credit Facility 9.7200% 07/26/2010 (h)	571,429	571,429	571,429
		Convertible Series B Preferred Stock (32,200 shares) (d)		500,000	5,300,000
		Convertible Series C Preferred Stock (8,216 shares) (d)		—	350,000

				13,131,964	18,446,091

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (d)		5,564,716	9,829,657
		Preferred Stock (1,000,000 shares) (b, h)		10,300,633	13,202,404
		Warrants (d)		—	3,735,058

				15,865,349	26,767,119

Sub Total Affiliate investments				138,694,946	181,092,250

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
October 31, 2008

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments — 50.71% (a, c, g, f, i)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$41,500,000
		Bridge Loan 10.0000%, 12/31/2008 (e, h)	$3,643,557	3,643,557	3,643,557

				38,380,496	45,143,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		332,698	132,698

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	17,200,000
		Series A Convertible Preferred Stock (11,306 shares) (b, h)		30,000,000	34,201,081

				47,000,000	51,401,081

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		7,450,000	7,450,000

SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e, h)	6,187,350	6,129,434	6,129,434
		Common Equity Interest (d, e)		438,551	560,000
		Preferred Equity Interest (d, e)		5,000,000	6,100,000

				11,567,985	12,789,434

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	3,175,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/31/2013 (b, h)	8,940,592	8,793,022	8,940,592
		Common Stock (1,115 shares) (d)		16,000,000	33,000,000

				24,793,022	41,940,592

Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 14.5500%, 08/04/2009 (b, h)	7,250,271	7,234,799	7,250,271
		Junior Revolving Line of Credit 12.5000%, 07/07/2009 (h, i)	5,000,000	5,000,000	1,000,000
		Common Stock (542 shares) (d)		5,420,291	—
		Warrants (d)		—	—

				17,655,090	8,250,271

Turf Products, LLC	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	7,676,330	7,652,949	7,676,330
		Junior Revolving Note 6.0000%, 05/01/2011 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,821,794	5,821,794
		Warrants (d)		—	—

				12,474,743	14,498,124

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	21,000,000

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d)		5,500,000	14,447
		Preferred Stock (6,443,188 shares) (d)		1,134,001	6,585,554

				6,634,001	6,600,001

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	950,000

				2,450,000	1,550,000

Sub Total Control Investments				182,433,350	213,930,758

TOTAL INVESTMENT ASSETS — 116.34% (f)				$445,599,762	$490,804,117

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $421,870,812 as of October 31, 2008.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

—	Denotes zero cost or fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Company”)
Notes to Consolidated Financial Statements
April 30, 2009
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
4. Investment Valuation Policy
     Our investments are carried at fair value in accordance with the 1940 Act and Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. For unrestricted securities of companies that are publicly traded for which we have a majority-owned interest, the value is generally based on the closing market quote on the valuation date plus a control premium if the Valuation Committee of our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon a sale or transfer of our controlling interest. At April 30, 2009, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

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
     In October 2008, the Financial Accounting Standards Board, or the FASB, issued FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active. More specifically, FSP No. 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction. FSP No. 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. In addition, FSP No. 157-3 provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer. The guidance in FSP No. 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP No. 157-3 are accounted for as a change in accounting estimate. FSP No. 157-3 has not had a material effect on our financial position or results of operations.
     In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides guidance on how to determine the fair value of assets under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 states that a transaction price that is associated with a transaction that is not orderly is not determinative of fair value or market-participant risk premiums and companies should place little, if any, weight (compared with other indications of fair value) on transactions that are not orderly when estimating fair value or market risk premiums. FSP 157-4 is effective for periods ending after June 15, 2009. We do not believe that the adoption of FSP 157-4 will have a material effect on our financial position or results of operations.
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
5. Concentration of Market Risk
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represented approximately 98.2% of the Company’s total assets at April 30, 2009. As discussed in Note 6, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.
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
•	Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We valued one of our investments using Level 1 inputs as of April 30, 2009.

•	Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using Level 2 inputs as of April 30, 2009.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 4 for the investment valuation policies used to determine the fair value of these investments.
     The following fair value hierarchy table sets forth our investment portfolio by level as of April 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$153,440	$153,440
Common Stock	146	—	84,925	85,071
Preferred Stock	—	—	130,048	130,048
Warrants	—	—	3,735	3,735
Other Equity Investments	—	—	105,854	105,854

Total Investments, net	$146	$—	$478,002	$478,148

     The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the quarter ended April 30, 2009 (in thousands):

			Reversal of Prior
			Period
			Appreciation		Purchases,
	Balances,		(Depreciation)	Unrealized	Sales, Issuances
	November 1,	Realized Gains	on Realization	Appreciation	& Settlements,	Transfers In &	Balances,
	2008	(Losses) (1)	(2)	(Depreciation) (2)	Net (3)	Out of Level 3	April 30, 2009
Senior/Subordinated Loans and credit facilities	$167,703	$—	$271	$(11,484)	$(3,050)	$—	$153,440
Common Stock	87,741	—	—	(2,816)	—	—	84,925
Preferred Stock	124,874	—	—	4,746	428	—	130,048
Warrants	3,735	—	—	—	—	—	3,735
Other Equity Investments	106,646	—	—	(1,800)	1,008	—	105,854

Total	$490,699	$—	$271	$(11,354)	$(1,614)	$—	$478,002

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.

(2)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations.

(3)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities as well as decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities.

     For the Six Month Period Ended April 30, 2009
     During the six month period ended April 30, 2009, the Company made three follow-on investments in existing portfolio companies committing capital totaling $3.9 million. The Company invested $2.9 million in Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”) in the form of two demand notes, a $700,000 demand note on November 4, 2008 and a $2.2 million demand note on March 3, 2009. The demand notes have an annual interest rate of 10%. The Company also invested approximately $1.0 million in MVC Partners LLC (“MVC Partners”) equity interest during the six month period ended April 30, 2009.
     At October 31, 2008, the balance of the revolving credit facility provided to Octagon Credit Investors, LLC (“Octagon”) was $650,000. Net repayments during the six month period ended April 30, 2009 were $650,000. There was no amount outstanding as of April 30, 2009.
     At October 31, 2008, the balance of the revolving senior credit facility provided to U.S. Gas & Electric, Inc. (“U.S. Gas”) was approximately $85,000. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with an annual rate of LIBOR plus 6% for a period of two years. This portion of the senior credit facility, in connection to the swap agreement, was approximately $571,000 at October 31, 2008 and April 30, 2009. The balance of the remaining portion of the senior credit facility at October 31, 2008 was approximately $4.4 million. Net repayments on this portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were approximately $4.4 million, resulting in no balance outstanding at April 30, 2009. The portion of the senior credit facility, in connection to the swap agreement, was approximately $571,000 at April 30, 2009.
     During the six month period ended April 30, 2009, the Company received approximately $53,000 in principal payments on the term loan provided to Storage Canada, LLC (“Storage Canada”). The balance of the term loan at April 30, 2009 was approximately $1.2 million.
     On December 15, 2008, January 2, 2009, March 6, 2009, April 1, 2009 and April 4, 2009, the Company received principal payments of $1,609,500, $37,500, $52,167, $37,500 and $33,667, respectively, on the term loan provided to Innovative Brands, LLC (“Innovative Brands”). The Company also received a loan amendment fee of approximately $57,000. The interest rate on the term loan was increased to 14.5%. The balance of the term loan as of April 30, 2009 was approximately $11.3 million.
     On December 31, 2008, the Company received a quarterly principal payment from BP Clothing, LLC (“BP”) on term loan A of $146,250. The balance of term loan A as of April 30, 2009 was approximately $2.0 million.
     On December 31, 2008 and March 31, 2009, Total Safety U.S., Inc. (“Total Safety”) made principal payments of $2,500 on each date on its first lien loan. The balance of the first lien loan as of April 30, 2009 was $977,500.
     On December 31, 2008 and March 31, 2009, SP Industries, Inc. (“SP”) made principal payments of $17,361 and $19,097, respectively, on its first lien loan. The balance of the first lien loan as of April 30, 2009, was approximately $961,000.
     On December 31, 2008, Henry Company made a principal payment of approximately $127,000 on its term loan A. The balance of term loan A as of April 30, 2009 was approximately $1.7 million.

     On March 11, 2009 and April 30, 2009, TerraMark, L.P. (“TerraMark”) made principal payments of $300,000 and $500,000 on its senior secured loan resulting in a balance of $700,000 as of April 30, 2009. The maturity date was also extended to June 1, 2009.
     During the six month period ended April 30, 2009, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $6.0 million, SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”) preferred equity interest by $250,000 and common equity interest by approximately $1.2 million, SIA Tekers Invest (“Tekers”) common stock by $725,000, Velocitius B.V. (“Velocitius”) equity interest by $500,000, and Dakota Growers Pasta Company, Inc. (“Dakota Growers”) common stock by approximately $4.9 million and preferred stock by approximately $5.1 million. In addition, increases in the cost basis and fair value of the loans to GDC Acquisitions, LLC (“GDC”), Custom Alloy, SP, Marine Exhibition Corporation (“Marine”), BP, Summit Research Labs, Inc. (“Summit”), U.S. Gas, and WBS Carbons Acquisition Corp. (“WBS”), and the Vitality Foodservice, Inc. (“Vitality”) and Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $2,646,785. The Valuation Committee also increased the fair value of the Ohio Medical Corporation (“Ohio Medical”) preferred stock by approximately $2.8 million due to a PIK distribution which was treated as a return of capital. Also, during the six month period ended April 30, 2009, the undistributed allocation of flow through loss from the Company’s equity investment in Octagon decreased the cost basis and fair value of this investment by approximately $10,000. The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical common stock by $6.5 million, Vendio Services, Inc. (“Vendio”) preferred stock by $1.4 million and common stock by $2,000, Foliofn, Inc. (“Foliofn”) preferred stock by $3.8 million, PreVisor, Inc. (“PreVisor”) common stock by $3.1 million, Custom Alloy Corporation (“Custom Alloy”) preferred stock by $4.3 million, Timberland Machines & Irrigation, Inc. (“Timberland”) senior subordinated loan by approximately $7.3 million and junior revolving line of credit by $1.0 million, Amersham Corporation (“Amersham”) second lien notes by $1.4 million, Turf Products, LLC (“Turf”) equity interest by $2.3 million, and BP term loan B by approximately $181,000, term loan A by approximately $153,000 and second lien loan by approximately $948,000, during the six month period ended April 30, 2009. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK interest totaling approximately $544,000. During the six month period ended April 30, 2009, the Company received a return of capital distribution from Turf of approximately $286,000.
     At April 30, 2009, the fair value of all portfolio investments, exclusive of short-term securities, was $478.1 million with a cost basis of $444.3 million. At April 30, 2009, the fair value and cost basis of portfolio investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $15.0 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $463.1 million and $388.4 million, respectively. At October 31, 2008, the fair value of all portfolio investments, exclusive of short-term securities, was $490.8 million, with a cost basis of $445.6 million. At October 31, 2008, the fair value and cost basis of Legacy Investments was $20.2 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $470.6 million and $389.7 million, respectively.
     For the Year Ended October 31, 2008
     During the fiscal year ended October 31, 2008, the Company made four new investments, committing capital totaling approximately $54.5 million. The investments were made in SP ($24.0 million), SGDA Europe B.V. (“SGDA Europe”) ($750,000), TerraMark ($1.5 million), and Security Holdings B.V. (“Security Holdings”) ($28.2 million).

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
7. Commitments and Contingencies
     Commitments to/for Portfolio Companies:
     At April 30, 2009, the Company’s existing commitments to portfolio companies consisted of the following:
Commitments of MVC Capital, Inc.

	Amount	Amount Funded at
Portfolio Company	Committed	April 30, 2009
Timberland Junior Revolver	$5.0 million	$5.0 million
Marine Revolving Loan Facility	$2.0 million	$700,000
Octagon Revolving Credit Facility	$7.0 million	—
Velocitius Revolving Line I	$260,000	—
Harmony Pharmacy Revolving Credit Facility	$4.0 million	$4.0 million
Velocitius Revolving Line II	$650,000	—
Tekers Guarantee	$1.9 million	—
U.S. Gas Revolving Senior Credit Facility	$10.0 million	$571,000
MVC Automotive Guarantee	$8.6 million	—
MVC Automotive Guarantee	$5.3 million	—
MVC Automotive Guarantee	$1.7 million	—
Turf Junior Revolver	$1.0 million	$1.0 million

Total	$47.4 million	$11.3 million
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On July 8, 2005 the Company extended to Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2009. The Company also receives a fee of 0.25% on the unused portion of the note. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. As of October 31, 2008 and April 30, 2009, the funded debt under the junior revolving line of credit was $5.0 million. The fair value of the loan at April 30, 2009 was $0.
     On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment was for one year, but may be renewed annually with the consent of both parties. The commitment was not renewed in March 2009. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of

October 31, 2008, the outstanding balance of the loan commitment was approximately $1.2 million. Net repayments during the six month period ended April 30, 2009 were approximately $53,000, resulting in a balance of approximately $1.2 million at such date.
     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. As of October 31, 2008 and April 30, 2009, the outstanding balance of the secured revolving loan facility was $700,000.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2008 the outstanding balance of the revolving credit facility provided to Octagon was $650,000. Net repayments during the six month period ended April 30, 2009 were $650,000, resulting in no balance outstanding on that date.
     On October 30, 2006, the Company provided Velocitius a $260,000 revolving line of credit (“Line I”). Line I expires on October 31, 2009 and bears annual interest at 8%. There was no amount outstanding on Line I at October 31, 2008 and April 30, 2009.
     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. At October 31, 2008 and April 30, 2009, the outstanding balance of the revolving credit facility was $4.0 million.
     On May 1, 2007, the Company provided Velocitius a $650,000 revolving line of credit (“Line II”). Line II expires on April 30, 2010 and bears annual interest at 8%. There was no amount outstanding on Line II at October 31, 2008 and April 30, 2009.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $1.9 million at April 30, 2009.
     On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility to U.S. Gas. The revolving senior credit facility bears annual interest at either LIBOR plus 6% or Prime plus 4.5%, this election is at U.S. Gas’ discretion. The Company receives a fee of 0.50% on the unused portion of the revolving senior credit facility. The revolving senior credit facility expires on July 26, 2010. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the revolving senior credit facility with a LIBOR based borrowing rate for a period of two years. This portion of the revolving senior credit facility was approximately $571,000 at October 31, 2008 and April 30, 2009. The remaining portion of the revolving senior credit facility, which is borrowed at an annual rate of Prime plus 4.5%, was $4.4 million at October 31, 2008. Net repayments during the six month period ended April 30, 2009 were $4.4 million, resulting in no balance outstanding on that date. The portion of the senior credit facility, in connection to the swap agreement, was approximately $571,000 at April 30, 2009.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $8.6 million at April 30, 2009.
     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.3 million at April 30, 2009) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended to Turf a $1.0 million secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2008 and April 30, 2009, the outstanding balance of the secured junior revolving note was $1.0 million.
     On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruny (“CZK”) mortgage for MVC Automotive, equivalent to approximately $1.7 million at April 30, 2009.
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
     Commitments of the Company:
     Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers, which has since been amended and restated (the “Amended Agreement”) and described in Note 8. Management, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue.
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (“Credit Facility I”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2008, there was $50.0 million in term debt and $19.0 million in revolving credit on Credit Facility I outstanding. During the six month period ended April 30, 2009, the Company’s net repayments on Credit Facility I were $9.9 million. As of April 30, 2009, there was $50.0 million in term debt and $9.1 million outstanding on the revolving credit facility. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. Credit Facility I will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility I will be due and payable. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.
     On April 24, 2008, the Company entered into a two-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). There was no amount outstanding on Credit Facility II as of October 31, 2008 and April 30, 2009. Credit Facility II provides financing to the Company in addition to the Company’s existing $100 million Credit Facility I with Guggenheim. Proceeds from borrowings made under Credit Facility II are used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 50 basis points. In addition, the Company is also subject to a 25 basis point utilization fee for the amount of Credit Facility II that is outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities whose purchase has been approved by BB&T.
     The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.
8. Management
     Our board of directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), at their in-person meeting held on December 11, 2008, approved the Amended Agreement and recommended it for approval by the stockholders of the Company. On April 14, 2009, stockholders of the Company voted to approve the Amended Agreement. The Amended Agreement is identical, in all material respects, to the Company’s prior Investment Advisory and Management Agreement (the “Prior Advisory Agreement”), except for the following modifications: (i) the Amended Agreement secures Mr. Tokarz’s service as the portfolio manager of the Company for an additional two fiscal years; (ii) the Amended Agreement extends the period for which an expense cap would apply for an additional two fiscal years, and increases the expense cap to 3.5% from 3.25%; and (iii) the calculation of the capital gains portion of the incentive fee under the Amended Agreement reflects a revision so that unrealized depreciation on an investment would not reduce the fee to the extent it has already been reduced by the same unrealized depreciation on the same investment in prior fiscal years. The Prior Advisory Agreement had been in effect since November 1, 2006, when management of the Company was externalized.
     Under the terms of the Amended Agreement, TTG Advisers determines, consistent with the Company’s investment strategy, the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes. TTG Advisers also identifies and negotiates the structure of the Company’s investments (including performing due diligence on prospective portfolio companies), closes and monitors the Company’s investments, determines the securities and other assets purchased, retains or sells and oversees the administration, recordkeeping and compliance functions of the Company and/or third parties performing such functions for the Company. TTG Advisers’ services under the Amended Agreement are not exclusive, and it may furnish similar services to other entities. Pursuant to the Amended Agreement, the Company is required to pay TTG Advisers a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at 2.0% per annum of the Company’s total assets excluding cash, the value of any investment in a Third-Party Vehicle covered by a Separate Agreement (as defined in the Amended Agreement) and the value of any investment by the Company not made in portfolio companies (“Non-Eligible Assets”) but including assets purchased with borrowed funds that are not Non-Eligible Assets. The incentive fee consists of two parts: (i) one part is based on our pre-incentive fee net operating income; and (ii) the other part is based on the capital gains realized on our portfolio of securities acquired after November 1, 2003. The Amended Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company, to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.5% in each of the 2009 and 2010 fiscal years. For more information, please see Note 9 of our consolidated financial statements, “Incentive Compensation.”

9. Incentive Compensation
     At October 31, 2008, the provision for estimated incentive compensation was $15,794,295. During the six month period ended April 30, 2009, this provision for incentive compensation was decreased by a net amount of $489,186 to $15,305,109. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (U.S. Gas, Tekers, SGDA, Velocitius, and Dakota Growers) by a total of $18.7 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $2.8 million due to a PIK distribution, which was treated as a return of capital. The net decrease reflects the Valuation Committee’s determination to decrease the fair values of seven of the Company’s portfolio investments (Timberland, Amersham, Turf, PreVisor, Ohio Medical, Custom Alloy and BP) by a total of $27.1 million and the Valuation Committee determination not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK totaling $544,000. During the six month period ended April 30, 2009, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.
     At October 31, 2007, the provision for estimated incentive compensation was $17,875,496. During the fiscal year ended October 31, 2008, this provision for incentive compensation was decreased by a net amount of $2,081,201 to $15,794,295. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of nine of the Company’s portfolio investments (U.S. Gas, Vitality, Summit, Tekers, SGDA, Custom Alloy, Velocitius, MVC Automotive and PreVisor) by a total of $64.8 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $4.2 million due to a PIK distribution, which was treated as a return of capital. The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2008 was a result of the incentive compensation payment to TTG Advisers of approximately $12.9 million due to the sale of Baltic Motors and BM Auto. Pursuant to the Advisory Agreement, incentive compensation payments will be made to TTG Advisers only upon the occurrence of a realization event (as defined under such agreement). On July 24, 2007, the Company realized a gain of $66.5 million from the sale of Baltic Motors Corporation (“Baltic Motors “) and SIA BM Auto (“BM Auto”). This transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment was not required to be made until the precise amount of the payment obligation was confirmed based on the Company’s completed audited financials for the fiscal year 2007. The payment obligation to TTG Advisers from this transaction totaled approximately $12.9 million (20% of the realized gain from the sale less unrealized depreciation on the portfolio). The net decrease also reflects the Valuation Committee’s determination to decrease the fair values of nine of the Company’s portfolio investments (Timberland, Octagon, Amersham, Henry Company, Total Safety, Vendio Services, Inc. (“Vendio”), BP, MVC Partners, and Vestal) by a total of $12.7 million and the Valuation Committee’s determination not to increase the fair values of the Harmony revolving credit facility and the Amersham loan for the accrued PIK interest totaling $308,000. During the fiscal year ended October 31, 2008, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.
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
      For the Quarter Ended January 31, 2009
     On December 19, 2008, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on January 9, 2009 to shareholders of record on December 31, 2008. The total distribution amounted to $2,915,650, including reinvested distributions.
     During the quarter ended January 31, 2009, as part of the Company’s dividend reinvestment plan for our common stockholders, we purchased 4,833 shares of our common stock at an average price of $11.00 in the open market in order to satisfy part of the reinvestment portion of our dividends.
      For the Quarter Ended April 30, 2009
     On April 13, 2009, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on April 30, 2009 to shareholders of record on April 23, 2009. The total distribution amounted to $2,915,650, including reinvested distributions.
     During the quarter ended April 30, 2009, as part of the Company’s dividend reinvestment plan for our common stockholders, we purchased 2,704 shares of our common stock at an average price of $8.74 in the open market in order to satisfy part of the reinvestment portion of our dividends.
12. Segment Data
     The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc., and the financial advisory operations of its wholly-owned subsidiary, MVC Financial Services, Inc.
     The following table presents book basis segment data for the quarter ended April 30, 2009:

	MVC	MVCFS	Consolidated

Interest and dividend income	$10,940,349	$1,873	$10,942,222
Fee income	639,461	773,874	1,413,335
Other income	(10,067)	—	(10,067)
Total operating income	11,569,743	775,747	12,345,490
Total operating expenses	6,300,317	1,686,905	7,987,222
Net operating income (loss) before taxes	5,269,426	(911,158)	4,358,268
Tax benefit	—	300	300
Net operating income (loss)	5,269,426	(911,458)	4,357,968
Net realized loss on investments and foreign currency	(174)	—	(174)
Net change in unrealized depreciation on investments	(11,312,970)	—	(11,312,970)
Net decrease in net assets resulting from operations	(6,043,718)	(911,458)	(6,955,176)
13. Subsequent Events
     On May 4, 2009, the Company borrowed $2.0 million on its Credit Facility I.

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

Selected Consolidated Financial Data

	Six Month	Six Month
	Period Ended	Period Ended	Year Ended
	April 30,	April 30,	October 31,
	2009	2008	2008
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$10,942	$14,540	$26,047
Fee income	1,413	2,114	3,613
Other income	(10)	323	367

Total operating income	12,345	16,977	30,027

Expenses:
Incentive compensation (Note 9)	(489)	5,397	10,822
Administrative	1,746	1,434	8,989
Interest, fees and other borrowing costs	1,826	2,252	4,464
Management fee	4,904	4,203	3,620

Total operating expenses	7,987	13,286	27,895

Net operating income before taxes	4,358	3,691	2,132

Tax benefit	—	(164)	(936)

Net operating income	4,358	3,855	3,068

Net realized and unrealized gains (losses):
Net realized gains	—	940	1,418
Net change in unrealized appreciation (depreciation)	(11,313)	33,176	59,465

Net realized and unrealized (losses) gains on investments	(11,313)	34,116	60,883

Net increase (decrease) in net assets resulting from operations	$(6,955)	$37,971	$63,951

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$(0.28)	$1.56	$2.63
Dividends per share	$0.24	$0.24	$0.48

Balance Sheet Data:
Portfolio at fair value	$478,148	$430,080	$490,804
Portfolio at cost	444,257	411,165	445,600
Total assets	486,899	565,796	510,711
Shareholders’ equity	409,084	401,722	421,871
Shareholders’ equity per share (net asset value)	$16.84	$16.53	$17.36
Common shares outstanding at period end	24,297	24,297	24,297
Other Data:
Number of Investments funded in period	3	8	15
Investments funded ($) in period	$3,918	$87,270	$126,300

	2009		2008				2007
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	5,757	6,588	6,246	6,804	8,081	8,896	8,438	7,030	6,073	5,409
Incentive compensation	(335)	(154)	1,496	3,929	3,740	1,657	771	1,618	4,898	3,526
Interest, fees and other borrowing costs	736	1,090	1,190	1,022	1,081	1,171	1,223	1,252	1,256	1,128
Management fee	2,421	2,483	2,510	2,276	2,185	2,018	1,929	1,616	1,854	1,635
Administrative	865	881	1,299	887	753	681	630	608	652	669
Tax expense (benefit)	359	(359)	(830)	58	(186)	22	77	(78)	(394)	20
Net operating income (loss) before net realized and unrealized gains	1,711	2,647	581	(1,368)	508	3,347	3,808	2,014	(2,193)	(1,569)
Net increase (decrease) in net assets resulting from operations	(7,809)	854	7,357	18,623	17,158	20,813	8,514	13,788	24,323	19,077
Net increase (decrease) in net assets resulting from operations per share	(0.32)	0.04	0.30	0.77	0.70	0.86	0.35	0.57	1.00	1.00
Net asset value per share	16.84	17.28	17.36	17.18	16.53	15.95	15.21	14.98	14.53	13.23
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
     The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2008, the Company made four new investments and 11 follow-on investments in existing portfolio companies, committing capital totaling approximately $126.3 million pursuant to our current investment objective. During the six month period ended April 30, 2009, the Company made no new investments and three follow-on investments in existing portfolio companies, committing capital totaling $3.9 million.
     Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of April 30, 2009, 3.09% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.
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
OPERATING INCOME
     For the Six Month Periods Ended April 30, 2009 and 2008. Total operating income was $12.3 million for the six month period ended April 30, 2009 and $17.0 million for the six month period ended April 30, 2008, a decrease of $4.7 million.
For the Six Month Period Ended April 30, 2009
     Total operating income was $12.3 million for the six month period ended April 30, 2009. The decrease in operating income over the same period last year was primarily due to the repayment of investments that provide the Company with current income, a decrease in the LIBOR rate which impacts our variable rate loans, reserves against non-performing loans, and a decrease in fee income because of fewer new investments closed. The main components of investment income were the interest earned on loans and dividend income from portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $10.9 million in interest and dividend income from investments in portfolio companies. Of the $10.9 million recorded in interest/dividend income, approximately $2.6 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 1.5% to 17%. Also, the Company earned approximately $7,100 in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $1.4 million.
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
OPERATING EXPENSES

     For the Six Month Period Ended April 30, 2009 and 2008. Operating expenses were $8.0 million for the six month period ended April 30, 2009 and $13.3 million for the six month period ended April 30, 2008, a decrease of $5.3 million.
For the Six Month Period Ended April 30, 2009
     Operating expenses were $8.0 million or 3.84% of the Company’s average net assets, when annualized, for the six month period ended April 30, 2009. Significant components of operating expenses for the six month period ended April 30, 2009, included the management fee of $4.9 million and interest expense and other borrowing costs of $1.8 million.
     The $5.3 million decrease in the Company’s operating expenses for the six month period ended April 30, 2009 compared to the six month period ended April 30, 2008, was primarily due to the $5.9 million decrease in the estimated provision for incentive compensation expense and the approximately $427,000 decrease in interest and other borrowing costs offset by the increase of approximately $700,000 in the management fee expense. The Amended Agreement extended the expense cap applicable to the Company for an additional two fiscal years (fiscal years 2009 and 2010) and increased the expense cap from 3.25% to 3.5%. For fiscal year 2008 and for the six month period ended April 30, 2009 annualized, the Company’s expense ratio was 2.93% and 3.20%, respectively, (taking into account the same carve outs as those applicable to the expense cap).
     Pursuant to the terms of the Advisory Agreement, during the six month period ended April 30, 2009, the provision for incentive compensation was decreased by a net amount of $489,186 to $15,305,109. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (U.S. Gas, Tekers, SGDA, Velocitius, and Dakota Growers) by a total of $18.7 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $2.8 million due to a PIK distribution, which was treated as a return of capital. The net decrease reflects the Valuation Committee’s determination to decrease the fair values of seven of the Company’s portfolio investments (Timberland, Amersham, Turf, PreVisor, Ohio Medical, Custom Alloy and BP) by a total of $27.1 million and the Valuation Committee determination not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK totaling $544,000. During the six month period ended April 30, 2009, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 9 “Incentive Compensation” for more information.
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
     The $2.3 million decrease in the Company’s operating expenses for the six month period ended April 30, 2008 compared to the six month period ended April 30, 2007, was primarily due to the $3.0 million decrease in the provision for estimated incentive compensation and the approximately $714,000 increase in the management fee expense. The Prior Advisory Agreement provided for an expense cap pursuant to which TTG Advisers would absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in each of the 2007 and 2008 fiscal years. For fiscal year 2007, the expense ratio was 3.0% (taking into account the same carve outs as those applicable to the expense cap).

     Pursuant to the terms of the Prior Advisory Agreement, during the six month period ended April 30, 2008, the estimated provision for incentive compensation on the balance sheet, was decreased by a net amount of $7,505,992 to $10,369,504. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments: U.S. Gas, Vitality, Tekers, SGDA, Custom Alloy, MVC Automotive, PreVisor and Velocitius by a total of $28.1 million. The provision also reflects the Valuation Committee’s determination to increase the fair value of the Ohio Medical preferred stock by approximately $1.6 million due to a PIK distribution which was treated as a return of capital. The net decrease in the provision for incentive compensation during the six month period ended April 30, 2008 was a result of the incentive compensation payment to TTG Advisers of $12.9 million due to the sale of Baltic Motors and BM Auto (20% of the realized gain from the sale less unrealized depreciation on the portfolio). Pursuant to the Existing Advisory Agreement, incentive compensation payments will be made only upon the occurrence of a realization event (such as the sale of shares of Baltic Motors and BM Auto). Without this reserve for incentive compensation, operating expenses would have been approximately $7.9 million or 4.05% of average net assets when annualized as compared to 6.88%, which is reported on the Consolidated Per Share Data and Ratios, for the six month period ended April 30, 2008. During the six month period ended April 30, 2008, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 9 “Incentive Compensation” for more information.
     In February 2008, the Company renewed its Directors & Officers/Professional Liability Insurance policies at an annual premium expense of approximately $362,000, which is amortized over the twelve month life of the policy. The prior policy premium was $381,000.
REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES
     For the Six Month Period Ended April 30, 2009 and 2008. Net realized losses for the six month period ended April 30, 2009 were immaterial. Net realized gains for the six month period ended April 30, 2008, were $940,550.
For the Six Month Period Ended April 30, 2009
There were no material net realized losses or gains for the six month period ended April 30, 2009.
For the Six Month Period Ended April 30, 2008
     Net realized gains for the six month period ended April 30, 2008 were $940,550. The significant component of the Company’s net realized gains for the six month period ended April 30, 2008 was primarily due to the gain on the sale of Genevac common stock. On January 2, 2008, Genevac repaid its senior subordinated loan in full, including all accrued interest. The total amount received was $11.9 million. The Company, at this time, sold 140 shares of Genevac common stock for $1.7 million, resulting in a capital gain of $595,000. The Company also received a distribution related to the sale of Baltic of approximately $283,000.
     The Company also realized a gain on foreign currency of approximately $60,000.
UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES
     For the Six Month Period Ended April 30, 2009 and 2008. The Company had a net change in unrealized depreciation on portfolio investments of $11.3 million for the six month period ended April 30, 2009 and unrealized appreciation of $33.2 million for the six month period ended April 30, 2008, a decrease of approximately $44.5 million.
For the Six Month Period Ended April 30, 2009

     The Company had a net change in unrealized depreciation on portfolio investments of $11.3 million for the six month period ended April 30, 2009. The change in unrealized depreciation on investment transactions for the six month period ended April 30, 2009 primarily resulted from the Valuation Committee’s decision to decrease the fair value of the Company’s investments in Ohio Medical common stock by $6.5 million, Foliofn preferred stock by $3.8 million, Vendio preferred stock by $1.4 million and common stock by $2,000, PreVisor common stock by $3.1 million, Custom Alloy preferred stock by $4.3 million, Timberland senior subordinated loan by approximately $7.3 million and junior revolving line of credit by $1.0 million, Amersham second lien notes by $1.4 million, Turf equity interest by $2.3 million, and BP term loan B by approximately $181,000, term loan A by approximately $153,000 and second lien loan by approximately $948,000. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK totaling approximately $544,000. The Valuation Committee also increased the fair value of the Company’s investments in U.S. Gas preferred stock by $6.0 million, SGDA preferred equity interest by $250,000 and common equity interest by $1.2 million, Tekers common stock by $725,000, Velocitius equity interest by $500,000, Dakota Growers common stock by approximately $4.9 million and preferred stock by approximately $5.1 million, and Ohio Medical preferred stock by approximately $2.8 million due to a PIK distribution which was treated as a return of capital.
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
PORTFOLIO INVESTMENTS
     For the Six Month Period Ended April 30, 2009 and the Year Ended October 31, 2008. The cost of the portfolio investments held by the Company at April 30, 2009 and at October 31, 2008 was $444.3 million and $445.6 million, respectively, a decrease of $1.3 million. The aggregate fair value of portfolio investments at April 30, 2009 and at October 31, 2008 was $478.1 million and $490.8 million, respectively, a decrease of $12.7 million. The Company held cash and cash equivalents at April 30, 2009 and at October 31, 2008 of $3.1 million and $12.8, respectively, a decrease of approximately $9.7 million.
For the Six Month Period Ended April 30, 2009
     During the six month period ended April 30, 2009, the Company made three follow-on investments in existing portfolio companies committing capital totaling $3.9 million. The Company invested $2.9 million in Harmony Pharmacy in the form of two demand notes, a $700,000 demand note on November 4, 2008 and a $2.2 million demand note on March 3, 2009. The demand notes have an annual interest rate of 10%. The Company also invested approximately $1.0 million in MVC Partners equity interest during the six month period ended April 30, 2009.
     At October 31, 2008, the balance of the revolving credit facility provided to Octagon was $650,000. Net repayments during the six month period ended April 30, 2009 were $650,000. There was no amount outstanding as of April 30, 2009.

     At October 31, 2008, the balance of the revolving senior credit facility provided to U.S. Gas was approximately $85,000. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with an annual rate of LIBOR plus 6% for a period of two years. This portion of the senior credit facility, in connection to the swap agreement, was approximately $571,000 at October 31, 2008 and April 30, 2009. The balance of the remaining portion of the senior credit facility at October 31, 2008 was approximately $4.4 million. Net repayments on this portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were approximately $4.4 million, resulting in no balance outstanding at April 30, 2009. The portion of the senior credit facility, in connection to the swap agreement, was approximately $571,000 at April 30, 2009.
     During the six month period ended April 30, 2009, the Company received approximately $53,000 in principal payments on the term loan provided to Storage Canada. The balance of the term loan at April 30, 2009 was approximately $1.2 million.
     On December 15, 2008, January 2, 2009, March 6, 2009, April 1, 2009 and April 4, 2009, the Company received principal payments of $1,609,500, $37,500, $52,167, $37,500 and $33,667, respectively, on the term loan provided to Innovative Brands. The Company also received a loan amendment fee of approximately $57,000. The interest rate on the term loan was increased to 14.5%. The balance of the term loan as of April 30, 2009 was approximately $11.3 million.
     On December 31, 2008, the Company received a quarterly principal payment from BP Clothing on term loan A of $146,250. The balance of term loan A as of April 30, 2009 was approximately $2.0 million.
     On December 31, 2008 and March 31, 2009, Total Safety made principal payments of $2,500 on each date on its first lien loan. The balance of the first lien loan as of April 30, 2009 was $977,500.
     On December 31, 2008 and March 31, 2009, SP made principal payments of $17,361 and $19,097, respectively, on its first lien loan. The balance of the first lien loan as of April 30, 2009, was approximately $961,000.
     On December 31, 2008, Henry Company made a principal payment of approximately $127,000 on its term loan A. The balance of term loan A as of April 30, 2009 was approximately $1.7 million.
     On March 11, 2009 and April 30, 2009, TerraMark made principal payments of $300,000 and $500,000 on its senior secured loan resulting in a balance of $700,000 as of April 30, 2009. The maturity date was extended to June 1, 2009.
     During the six month period ended April 30, 2009, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $6.0 million, SGDA preferred equity interest by $250,000 and common equity interest by approximately $1.2 million, Tekers common stock by $725,000, Velocitius equity interest by $500,000, and Dakota Growers common stock by approximately $4.9 million and preferred stock by approximately $5.1 million. In addition, increases in the cost basis and fair value of the loans to GDC, SP, Marine, BP, Summit, U.S. Gas, and WBS, and the Vitality and Marine preferred stock were due to PIK interest/dividends totaling $2,646,785. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $2.8 million due to a PIK distribution which was treated as a return of capital. Also, during the six month period ended April 30, 2009, the undistributed allocation of flow through loss from the Company’s equity investment in Octagon decreased the cost basis and fair value of this investment by approximately $10,000. The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical common stock by $6.5 million, Vendio preferred stock by $1.4 million and common stock by $2,000, Foliofn preferred stock by $3.8 million, PreVisor common stock by $3.1 million,

Custom Alloy preferred stock by $4.3 million, Timberland senior subordinated loan by approximately $7.3 million and junior revolving line of credit by $1.0 million, Amersham second lien notes by $1.4 million, Turf equity interest by $2.3 million, and BP term loan B by approximately $181,000, term loan A by approximately $153,000 and second lien loan by approximately $948,000, during the six month period ended April 30, 2009. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK interest totaling approximately $544,000. During the six month period ended April 30, 2009, the Company received a return of capital distribution from Turf of approximately $286,000.
     At April 30, 2009, the fair value of all portfolio investments, exclusive of short-term securities, was $478.1 million with a cost basis of $444.3 million. At April 30, 2009, the fair value and cost basis of Legacy Investments was $15.0 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $470.4 million and $390.5 million, respectively. At October 31, 2008, the fair value of all portfolio investments, exclusive of short-term securities, was $490.8 million, with a cost basis of $445.6 million. At October 31, 2008, the fair value and cost basis of Legacy Investments was $20.2 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $470.6 million and $389.7 million, respectively.
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
Portfolio Companies
     During the six month period ended April 30, 2009, the Company had investments in the following portfolio companies:
Actelis Networks, Inc.
     Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.
     At October 31, 2008 and April 30, 2009, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been fair valued at $0.

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
     During the six month period ended April 30, 2009, the Valuation Committee decreased the combined fair value of the loans by approximately $1.4 million.
     At April 30, 2009, the notes had a combined outstanding balance and cost of $6.1 million and a combined fair value of $4.1 million. The increase in the outstanding balance and cost of the loan is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee did not approve an increase to the fair value of the investment as a result of the capitalization of the PIK interest.
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
     During the six month period ended April 30, 2009, the Valuation Committee decreased the fair value of the term loan B by approximately $181,000, the term loan A by approximately $153,000, and the second lien loan by approximately $948,000.
     At April 30, 2009, the loans had a combined cost basis and fair value of $22.2 million and $21.1 million, respectively. The increase in the outstanding balance, cost and fair value of the loans is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     During the six month period ended April 30, 2009, the Valuation Committee decreased the fair value of the preferred stock by approximately $4.3 million.
     At April 30, 2009, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and a fair value of $124,000, 1,991 shares of convertible series B preferred stock at a cost of approximately $10.0 million and a fair value of approximately $28.1 million. The unsecured subordinated loan had an outstanding balance of $12.2 million, a cost of $11.9 million and a fair value of $12.2 million. The increase in the cost basis of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.
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
     During the six month period ended April 30, 2009, the Valuation Committee increased the fair value of the preferred stock by approximately $5.1 million and the common stock by approximately $4.9 million.
     At April 30, 2009, the Company’s investment in Dakota Growers consisted of 1,016,195 shares of common stock with a cost of $5.5 million and a fair value of $15.0 million and 1,065,000 shares of convertible preferred stock with a cost of $10.4 million and a fair value of $15.8 million.
     Michael Tokarz, Chairman of the Company, serves as a director of Dakota Growers.
DPHI, Inc. (formerly DataPlay, Inc.)
     DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.
     At October 31, 2008 and April 30, 2009, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.
Endymion Systems, Inc.
     Endymion Systems, Inc. (“Endymion”), Oakland, California, a Legacy Investment, is a single source supplier for strategic, web-enabled, end-to-end business solutions designed to help its customers leverage Internet technologies to drive growth and increase productivity.
     At October 31, 2008 and April 30, 2009, the Company’s investment in Endymion consisted of 7,156,760 shares of Series A preferred stock with a cost of $7.0 million. The investment has been fair valued at $0.
Foliofn, Inc.
     Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.
     At October 31, 2008, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and fair value of $13.6 million.

     During the six month period ended April 30, 2009, the Valuation Committee determined to decrease the fair value of the investment by $3.8 million.
     At April 30, 2009, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $9.8 million.
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
     At April 30, 2009, the loan had an outstanding balance and cost of $3.0 million. The loan was fair valued at $3.0 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     During the six month period ended April 30, 2009, the Company invested $2.9 million in Harmony Pharmacy in the form of two demand notes, a $700,000 demand note on November 4, 2008 and a $2.2 million demand note on March 3, 2009. The demand notes have an annual interest rate of 10%.
     At April 30, 2009, the Company’s equity investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and a fair value of $750,000. The revolving credit facility had an outstanding balance of $4.5 million, a cost of $4.5 million, and a fair value of $4.0 million. The demand notes had a total outstanding balance of $6.2 million with a cost and fair value of $6.2 million. The increase in the outstanding balance and cost basis of the revolving credit facility is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee did not approve an increase to the fair value of the investment as a result of the capitalization of the PIK interest. The Company has reserved in full against the interest accrued on the revolving credit facility and the demand notes due to losses related to expansion costs.
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
     At April 30, 2009, the loans had a combined outstanding balance, cost basis, and fair value of approximately $3.7 million.
HuaMei Capital Company, Inc.
     HuaMei, Chicago, Illinois, is a Chinese-American, cross border investment bank and advisory company.
     At October 31, 2008 and April 30, 2009, the Company’s investment in HuaMei consisted of 500 shares of common stock with a cost and fair value of $2.0 million.
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
     On December 15, 2008, January 2, 2009, March 6, 2009, April 1, 2009 and April 4, 2009, the Company received principal payments of $1,609,500, $37,500, $52,167, $37,500 and $33,667, respectively, on the term loan provided to Innovative Brands. The Company also received a loan amendment fee of approximately $57,000. The interest rate on the term loan was increased to 15.5% from 11.75%.
     At April 30, 2009, the loan had an outstanding balance, cost basis and a fair value of approximately $11.3 million.
Lockorder Limited (formerly Safestone Technologies PLC)
     Lockorder, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.
     At October 31, 2008 and April 30, 2009, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.
Mainstream Data, Inc.
     Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.
     At October 31, 2008 and April 30, 2009, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.
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
     At April 30, 2009, the Company’s senior secured loan had an outstanding balance of $11.2 million, a cost of $11.0 million and a fair value of $11.2 million. The secured revolving note had an outstanding balance, cost and fair value of $700,000. The preferred stock had been fair valued at $2.5 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.
MVC Automotive Group B.V.
     MVC Automotive, an Amsterdam-based holding company that owns and operates nine Ford dealerships located in Austria, Belgium, and the Netherlands.
     At October 31, 2008 and April 30, 2009, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $34.7 million and a fair value of $41.5 million. The bridge loan, which bears annual interest at 10% and matures on December 31, 2009, had a cost and fair value of $3.6 million.
     The mortgage guarantees for MVC Automotive were equivalent to approximately $15.6 million at April 30, 2009.
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
     At October 31, 2008 the Company’s equity investment in MVC Partners had a cost basis of approximately $333,000 and fair value of approximately $133,000.
     During the six month period ended April 30, 2009, the Company invested approximately $1.1 million in MVC Partners equity interest.
     At April 30, 2009 the Company’s equity investment in MVC Partners had a cost basis of approximately $1.4 million and fair value of approximately $1.2 million.
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
     Net repayments during the six month period ended April 30, 2009 were $650,000, resulting in a balance outstanding as of April 30, 2009 of $0.
     During the six month period ended April 30, 2009, the cost basis of the equity investment was decreased by approximately $10,000 because of an allocation in flow through loss.
     At April 30, 2009, the term loan had an outstanding balance of $5.0 million with a cost of approximately $5.0 million. The loan was fair valued at $5.0 million. The increase in cost basis of the loan is due to the amortization of loan origination fees. The increase was approved by the Company’s Valuation Committee. The revolving line of credit did not have an outstanding balance.
     At April 30, 2009, the equity investment had a cost basis of approximately $1.1 million and a fair value of $2.6 million.
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
     During the six month period ended April 30, 2009, the Valuation Committee decreased the fair value of the common stock by $6.5 million.
     At April 30, 2009, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis and fair value of $17.0 million and $10.7 million, respectively, and 11,758 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $37.0 million. The increase in the fair value of the convertible preferred stock is due to PIK distributions which were treated as a return of capital. This increase was approved by the Company’s Valuation Committee.
     Michael Tokarz, Chairman of the Company, Peter Seidenberg, Chief Financial Officer of the Company, and Jim O’Connor, a representative of the Company, serve as directors of Ohio Medical.
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
     At April 30, 2009, the Company’s investment in Phoenix Coal consisted of 666,667 shares of common stock which had a cost basis of $500,000 and a fair value of approximately $147,000.
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
     During the six month period ended April 30, 2009, the Valuation Committee decreased the fair value of the common stock by $3.1 million.
     At April 30, 2009, the common stock had a cost basis and fair value of $6.0 million and $7.0 million, respectively.

SafeStone Technologies Limited (formerly Safestone Technologies PLC)
     SafeStone Limited, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.
     At October 31, 2008 and April 30, 2009, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.
Security Holdings, B.V.
     Security Holdings is an Amsterdam-based holding company that owns FIMA, a Lithuanian security and engineering solutions company.
     At October 31, 2008 and April 30, 2009, the Company’s investment in Security Holdings had a cost and fair value of $28.2 million.
     Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.
SGDA Europe B.V.
     SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.
     At October 31, 2008 and April 30, 2009, the Company’s equity investment had a cost basis and a fair value of $7.5 million.
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
     During the six month period ended April 30, 2009, the Valuation Committee determined to increase the fair value of the Company’s preferred equity interest by $250,000 and the common equity interest by $1.2 million.
     At April 30, 2009, the term loan had an outstanding balance of $6.2 million with a cost of $6.2 million. The term loan was fair valued at $6.2 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. These increases were approved by the Company’s Valuation Committee. The common equity interest in SGDA has been fair valued at $1.7 million with a cost basis of approximately $439,000. The preferred equity interest has been fair valued at $6.4 million with a cost basis of $5.0 million.
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
     During the six month period ended April 30, 2009, the Valuation Committee increased the fair value of the common stock by $725,000.
     At April 30, 2009, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of $3.9 million. The guarantee was equivalent to approximately $1.9 million at April 30, 2009 for Tekers.
Sonexis, Inc.
     Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.
     At October 31, 2008 and April 30, 2009, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been fair valued at $0.
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
     On December 31, 2008 and March 31, 2009, SP made principal payments of $17,361 and $19,097, respectively, on its first lien loan.
     At April 30, 2009, the first lien loan and the second lien loan had outstanding balances of approximately $1.0 million and $25.1 million, respectively, with a cost basis of approximately $657,000 and $24.7 million, respectively. The first lien loan and second loan had fair values of approximately $1.0 million and $25.1 million, respectively. The increase in cost and fair value of the second lien loan is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     During the six month period ended April 30, 2009, the Company received approximately $53,000 in principal payments on the term loan provided to Storage Canada. The loan commitment to Storage Canada was not renewed in March 2009.
     At April 30, 2009, the Company’s investment in Storage Canada had an outstanding balance of $1.2 million and a cost basis and fair value of $1.2 million.
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
     At April 30, 2009, the Company’s second lien loan had an outstanding balance of $9.3 million with a cost of $9.1 million. The second lien loan was fair valued at $9.3 million. The 1,115 shares of common stock were fair valued at $33.0 million and had a cost basis of $16.0 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     At October 31, 2008 the senior secured loan had a cost and fair value of $1.5 million.
     On March 11, 2009 and April 30, 2009, TerraMark made principal payments of $300,000 and $500,000, respectively, on its senior secured loan resulting in a balance of $700,000 as of April 30, 2009. The maturity date was extended to June 1, 2009.
     At April 30, 2009, the Company’s senior secured loan had a cost and fair value of $700,000.
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
     During the six month period ended April 30, 2009, the Valuation Committee decreased the fair value of the mezzanine loan by $7.3 million and the revolving note by $1.0 million. The Company has reserved in full against the interest accrued on the mezzanine loan and revolving note.
     At April 30, 2009, the Company’s mezzanine loan had an outstanding balance of $7.5 million with a cost of $7.4 million. The mezzanine loan was fair valued at $0. The junior revolving note had an outstanding balance and cost of $5.0 million and was fair valued at $0. The increase in the outstanding balance and cost of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. The Company’s Valuation Committee did not approve an increase to the fair value of the investment as a result of the capitalization of the PIK interest. The common stock was fair valued at $0. The warrant was fair valued at $0.

Total Safety U.S., Inc.
     Total Safety, Houston, Texas, is the leading provider of safety equipment and related services to the refining, petrochemical, and oil exploration and production industries.
     At October 31, 2008, the Company’s investment in Total Safety consisted of a $900,000 first lien loan bearing annual interest at LIBOR plus 2.75% and maturing on December 8, 2012 and a $3.5 million second lien loan bearing annual interest at LIBOR plus 6.5% and maturing on December 8, 2013. The loans had a combined outstanding balance and cost basis of $4.5 million. The loan assignments were fair valued at $4.4 million.
     On December 31, 2008 and March 31, 2009, Total Safety made principal payments of $2,500 on its first lien loan.
     At April 30, 2009, the loans had a combined outstanding balance and cost basis of $4.5 million. The loan assignments were fair valued at $4.4 million.
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
     During the six month period ended April 30, 2009, the Valuation Committee decreased the fair value of the membership interest by $2.3 million. The Company also received a return of capital distribution from Turf of approximately $286,000.
     At April 30, 2009, the mezzanine loan had an outstanding balance, cost basis and a fair value of $7.7 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees. These increases were approved by the Company’s Valuation Committee. The junior revolving note had an outstanding balance of $1.0 million. The membership interest has a cost of $3.8 million and a fair value of $3.5 million. The warrant was fair valued at $0.
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
     Net repayments on the senior credit facility during the six month period ended April 30, 2009 were $4.4 million.
     During the six month period ended April 30, 2009, the Valuation Committee determined to increase the fair value of the convertible Series B preferred stock by $5.6 million and convertible Series C preferred stock by $410,000.

     At April 30, 2009, the second lien loan had an outstanding balance of $8.1 million with a cost of $7.9 million and a fair value of $8.1 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. There was approximately $571,000 outstanding on the senior credit facility. The convertible Series B preferred stock had a fair value of $10.9 million and a cost of $500,000, and the convertible Series C preferred stock had a fair value of $760,000 and a cost of $0.
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
     During the six month period ended April 30, 2009, the Valuation Committee increased the fair value of the Company’s equity investment by $500,000.
     At April 30, 2009, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $21.5 million.
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
     During the six month period ended April 30, 2009, the Valuation Committee decreased the fair value of the preferred stock by $1.4 million and the common stock by approximately $2,000.
     At April 30, 2009, the Company’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were fair valued at $5.2 million, $12,174 for the common stock and approximately $5.2 million for the Series A preferred stock.
     Bruce Shewmaker, an officer of the Company, serves as a director of Vendio.
Vestal Manufacturing Enterprises, Inc.
     Vestal, Sweetwater, Tennessee, is a market leader for steel fabricated products to brick and masonry segments of the construction industry. Vestal manufactures and sells both cast iron and fabricated steel specialty products used in the construction of single-family homes.
     At October 31, 2008 and April 30, 2009, the senior subordinated promissory note, which bears annual interest at 12% and matures on April 29, 2011, had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were fair valued at $950,000.
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
     At April 30, 2009, the investment in Vitality consisted of 556,472 shares of common stock at a cost of $5.6 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $10.6 million. The increase in the cost and fair value of the Series A convertible preferred stock is due to the capitalization of “payment in kind” dividends. These increases were approved by the Company’s Valuation Committee. The common stock, Series A convertible preferred stock and warrants were fair valued at $9.8 million, $13.5 million and $3.7 million, respectively.
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
     At April 30, 2009, the bridge loan had an outstanding balance, cost and fair value of $1.8 million. The increase in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
     Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of WBS.
Liquidity and Capital Resources
     At April 30, 2009, the Company had investments in portfolio companies totaling $478.1 million. Also, at April 30, 2009, the Company had cash equivalents totaling approximately $3.1 million. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.
     During the six month period ended April 30, 2009, the Company made three follow-on investments in existing portfolio companies committing capital totaling $3.9 million. The Company invested $2.9 million in Harmony Pharmacy in the form of two demand notes, a $700,000 demand note on November 4, 2008 and a $2.2 million demand note on March 3, 2009. The demand notes have an annual interest rate of 10%. The Company also invested approximately $1.0 million in MVC Partners equity interest during the six month period ended April 30, 2009.
     Current balance sheet resources, which include the additional cash resources from Credit Facility I and Credit Facility II, are believed to be sufficient to finance current commitments. Current commitments include:
     Commitments to/for Portfolio Companies:
     At April 30, 2009, the Company’s existing commitments to portfolio companies consisted of the following:

At April 30, 2009, the Company’s existing commitments to portfolio companies consisted of the following:
Commitments of MVC Capital, Inc.

	Amount	Amount Funded at
Portfolio Company	Committed	April 30, 2009
Timberland Junior Revolver	$5.0 million	$5.0 million
Marine Revolving Loan Facility	$2.0 million	$700,000
Octagon Revolving Credit Facility	$7.0 million	—
Velocitius Revolving Line I	$260,000	—
Harmony Pharmacy Revolving Credit Facility	$4.0 million	$4.0 million
Velocitius Revolving Line II	$650,000	—
Tekers Guarantee	$1.9 million	—
U.S. Gas Revolving Senior Credit Facility	$10.0 million	$571,000
MVC Automotive Guarantee	$8.6 million	—
MVC Automotive Guarantee	$5.3 million	—
MVC Automotive Guarantee	$1.7 million	—
Turf Junior Revolver	$1.0 million	$1.0 million

Total	$47.4 million	$11.3 million
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On July 8, 2005 the Company extended to Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expires on July 7, 2009. The Company also receives a fee of 0.25% on the unused portion of the note. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. As of October 31, 2008 and April 30, 2009, the funded debt under the junior revolving line of credit was $5.0 million. The fair value of the loan at April 30, 2009 was $0.
     On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment was for one year, but may be renewed annually with the consent of both parties. The commitment was not renewed in March 2009. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2008, the outstanding balance of the loan commitment was approximately $1.2 million. Net repayments during the six month period ended April 30, 2009 were approximately $53,000, resulting in a balance of approximately $1.2 million at such date.
     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. As of October 31, 2008 and April 30, 2009, the outstanding balance of the secured revolving loan facility was $700,000.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2008 the outstanding balance of the revolving credit facility provided to Octagon was $650,000. Net repayments during the six month period ended April 30, 2009 were $650,000, resulting in no balance outstanding on that date.

     On October 30, 2006, the Company provided Velocitius a $260,000 revolving line of credit (“Line I”). Line I expires on October 31, 2009 and bears annual interest at 8%. There was no amount outstanding on Line I at October 31, 2008 and April 30, 2009.
     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. At October 31, 2008 and April 30, 2009, the outstanding balance of the revolving credit facility was $4.0 million.
     On May 1, 2007, the Company provided Velocitius a $650,000 revolving line of credit (“Line II”). Line II expires on April 30, 2010 and bears annual interest at 8%. There was no amount outstanding on Line II at October 31, 2008 and April 30, 2009.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $1.9 million at April 30, 2009.
     On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility to U.S. Gas. The revolving senior credit facility bears annual interest at either LIBOR plus 6% or Prime plus 4.5%, this election is at U.S. Gas’ discretion. The Company receives a fee of 0.50% on the unused portion of the revolving senior credit facility. The revolving senior credit facility expires on July 26, 2010. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the revolving senior credit facility with a LIBOR based borrowing rate for a period of two years. This portion of the revolving senior credit facility was approximately $571,000 at October 31, 2008 and April 30, 2009. The remaining portion of the revolving senior credit facility, which is borrowed at an annual rate of Prime plus 4.5%, was $4.4 million at October 31, 2008. Net repayments during the six month period ended April 30, 2009 were $4.4 million, resulting in no balance outstanding on that date. The portion of the senior credit facility, in connection to the swap agreement, was approximately $571,000 at April 30, 2009.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $8.6 million at April 30, 2009.
     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.3 million at April 30, 2009) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended to Turf a $1.0 million secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2008 and April 30, 2009, the outstanding balance of the secured junior revolving note was $1.0 million.
     On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruny (“CZK”) mortgage for MVC Automotive, equivalent to approximately $1.7 million at April 30, 2009.
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

     Commitments of the Company:
     Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers, which has since been amended and restated (the “Amended Agreement”) and described in Note 8. Management, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue.
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (“Credit Facility I”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2008, there was $50.0 million in term debt and $19.0 million in revolving credit on Credit Facility I outstanding. During the six month period ended April 30, 2009, the Company’s net repayments on Credit Facility I were $9.9 million. As of April 30, 2009, there was $50.0 million in term debt and $9.1 million outstanding on the revolving credit facility. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. Credit Facility I will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility I will be due and payable. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.
     On April 24, 2008, the Company entered into a two-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). There was no amount outstanding on Credit Facility II as of October 31, 2008 and April 30, 2009. Credit Facility II provides financing to the Company in addition to the Company’s existing $100 million Credit Facility I with Guggenheim. Proceeds from borrowings made under Credit Facility II are used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 50 basis points. In addition, the Company is also subject to a 25 basis point utilization fee for the amount of Credit Facility II that is outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities whose purchase has been approved by BB&T.
     The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.
Subsequent Events
     On May 4, 2009, the Company borrowed $2.0 million on its Credit Facility I.

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
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 98.2% of the Company’s total assets at April 30, 2009. As discussed in Note 6 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.
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
     At April 30, 2009, approximately 98.17% of our total assets represented portfolio investments recorded at fair value.
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
(b) There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended April 30, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
On April 14, 2009, we held our annual meeting of stockholders. Stockholders voted on the election of six directors, each to serve until the next annual meeting of stockholders after his election (“Proposal 1”). Stockholders also voted on the proposal to approve the Amended Agreement (“Proposal 2”).
Votes were cast as follows:
Proposal 1:

(1) Emilio Dominianni	For	21,830,382.17 shares	Withheld	446,741.38 shares
(2) Gerald Hellerman	For	21,820,460.17 shares	Withheld	456,663.38 shares
(3) Warren Holtsberg	For	21,856,922.17 shares	Withheld	420,201.38 shares
(4) Robert Knapp	For	21,950,611.55 shares	Withheld	326,512.00 shares
(5) William Taylor	For	21,834,271.17 shares	Withheld	442,852.38 shares
(6) Michael Tokarz	For	21,817,422.55 shares	Withheld	459,701.00 shares
Proposal 2:
For: 14,020,508.702 shares
Against: 2,174,871.76 shares
Abstain: 25,538.088 shares
Broker non-votes: 6,056,205.00 shares
Item 5. Other Information
     None.

Item 6. Exhibits
          (a)   Exhibits

Exhibit No.	Exhibit

10.1	Amended and Restated Investment Advisory and Management Agreement

10.2	First Amendment to Company’s Administration Servicing with US Bancorp

10.3	First Amendment to Company’s Fund Accounting Agreement with US Bancorp

10.4	Amendment to Company’s Custody Agreement with US Bank

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.
Other required Exhibits are included in this Form 10-Q or have been previously filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Registration Statements on Form N-2 (Reg. Nos. 333-147039, 333-119625, 333-125953) or the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, as filed with the SEC (File No. 814-00201).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

MVC Capital, Inc.
Date: June 4, 2009	/s/ Michael Tokarz
Michael Tokarz
In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC Capital, Inc.
Date: June 4, 2009	/s/ Peter Seidenberg
Peter Seidenberg
In the capacity of the officer who performs the functions of Principal Financial Officer.