Form 10-Q
period 2009-07-31
MVC CAPITAL, INC.
filed 2009-09-08
CIK 1099941

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 24,297,087 shares of the registrant’s common stock, $.01 par value, outstanding as of September 8, 2009.

MVC Capital, Inc.
(A Delaware Corporation)
Index

CONSOLIDATED FINANCIAL STATEMENTS
MVC Capital, Inc.
Consolidated Balance Sheets

	July 31,	October 31,
	2009	2008
	(Unaudited)
ASSETS

Assets
Cash and cash equivalents	$6,379,069	$12,764,465
Investments at fair value
Non-control/Non-affiliated investments (cost $121,731,243 and $124,471,466)	86,727,544	95,781,109
Affiliate investments (cost $147,255,372 and $138,694,946)	182,256,521	181,092,250
Control investments (cost $176,995,988 and $182,433,350)	198,566,038	213,930,758

Total investments at fair value (cost $445,982,603 and $445,599,762)	467,550,103	490,804,117
Dividends, interest and fees receivable, net of reserve	5,247,629	2,641,994
Prepaid expenses	1,512,646	2,297,434
Prepaid taxes	310,637	759,025
Deferred tax, net of allowance	1,443,765	1,443,765

Total assets	$482,443,849	$510,710,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Term loan	$50,000,000	$50,000,000
Revolving credit facility	15,100,000	19,000,000
Provision for incentive compensation (Note 9)	12,754,910	15,794,295
Management fee payable	2,379,304	2,485,580
Professional fees	614,848	425,035
Other accrued expenses and liabilities	1,600,395	1,106,256
Consulting fees	122,278	28,822

Total liabilities	82,571,735	88,839,988

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 24,297,087 and 24,297,087 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	429,400,261	429,400,261
Accumulated earnings	40,530,350	30,144,990
Dividends paid to stockholders	(54,172,276)	(45,425,325)
Accumulated net realized loss	(4,933,303)	(4,933,051)
Net unrealized appreciation	21,567,500	45,204,355
Treasury stock, at cost, 4,007,361 and 4,007,361 shares held, respectively	(32,803,462)	(32,803,462)

Total shareholders’ equity	399,872,114	421,870,812

Total liabilities and shareholders’ equity	$482,443,849	$510,710,800

Net asset value per share	$16.46	$17.36

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Nine Month Period	For the Nine Month Period
	November 1, 2008 to	November 1, 2007 to
	July 31, 2009	July 31, 2008
Operating Income:
Dividend income
Affiliate investments	$1,938,611	$3,011,401

Total dividend income	1,938,611	3,011,401

Interest income
Non-control/Non-affiliated investments	8,155,852	9,446,453
Affiliate investments	3,800,346	3,552,146
Control investments	2,453,306	4,448,154

Total interest income	14,409,504	17,446,753

Fee income
Non-control/Non-affiliated investments	509,113	843,636
Affiliate investments	2,080,173	534,050
Control investments	642,804	1,509,869

Total fee income	3,232,090	2,887,555

Other income	175,478	435,560

Total operating income	19,755,683	23,781,269

Operating Expenses:
Management fee	7,283,249	6,478,911
Interest and other borrowing costs	2,486,474	3,273,869
Legal fees	533,000	461,000
Audit fees	512,000	351,000
Other expenses	511,010	541,129
Insurance	286,500	279,725
Administration	223,251	245,062
Directors fees	196,600	180,000
Consulting fees	175,700	88,600
Printing and postage	133,824	102,653
Public relations fees	67,800	71,700
Incentive compensation (Note 9)	(3,039,385)	9,326,586

Total operating expenses	9,370,023	21,400,235

Net operating income before taxes	10,385,660	2,381,034

Tax Expenses (Benefits):
Deferred tax benefit	—	(107,059)
Current tax expense	300	936

Total tax expense (benefit)	300	(106,123)

Net operating income	10,385,360	2,487,157

Net Realized and Unrealized Gain (Loss) on Investments and Foreign Currency:

Net realized gain (loss) on investments and foreign currency
Non-control/Non-affiliated investments	(252)	(37,584)
Affiliate investments	—	1,116,952
Controlled investments	—	283,118
Foreign currency	—	56,155

Total net realized gain (loss) on investments and foreign currency	(252)	1,418,641

Net change in unrealized appreciation (depreciation) on investments	(23,636,855)	52,688,629

Net realized and unrealized gain (loss) on investments and foreign currency	(23,637,107)	54,107,270

Net increase (decrease) in net assets resulting from operations	$(13,251,747)	$56,594,427

Net increase (decrease) in net assets per share resulting from operations	$(0.54)	$2.33

Dividends declared per share	$0.36	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Quarter	For the Quarter
	May 1, 2009 to	May 1, 2008 to
	July 31, 2009	July 31, 2008
Operating Income:
Dividend income
Affiliate investments	$514,316	$487,323

Total dividend income	514,316	487,323

Interest income
Non-control/Non-affiliated investments	2,627,003	3,490,136
Affiliate investments	1,240,434	1,061,891
Control investments	1,024,140	878,365

Total interest income	4,891,577	5,430,392

Fee income
Non-control/Non-affiliated investments	117,572	216,586
Affiliate investments	1,476,745	172,974
Control investments	224,438	384,310

Total fee income	1,818,755	773,870

Other income	185,545	112,788

Total operating income	7,410,193	6,804,373

Operating Expenses:
Management fee	2,379,303	2,275,896
Interest, fees and other borrowing costs	660,967	1,021,661
Other expenses	225,445	231,865
Legal fees	186,000	187,000
Audit fees	170,000	127,500
Insurance	90,900	93,000
Administration	66,385	84,295
Printing and postage	55,000	38,005
Directors fees	52,500	60,000
Consulting fees	27,500	37,000
Public relations fees	19,000	28,500
Incentive compensation (Note 9)	(2,550,199)	3,929,249

Total operating expenses	1,382,801	8,113,971

Net operating income (loss) before taxes	6,027,392	(1,309,598)

Tax Expenses
Deferred tax expense	—	58,023

Total tax expense	—	58,023

Net operating income (loss)	6,027,392	(1,367,621)

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments and foreign currency
Non-control/Non-affiliated investments	(78)	(39,691)
Affiliate investments	—	521,952
Control investments	—	—
Foreign currency	—	(4,170)

Total net realized gain (loss) on investments and foreign currency	(78)	478,091

Net change in unrealized appreciation (depreciation) on investments	(12,323,885)	19,512,726

Net realized and unrealized gain (loss) on investments	(12,323,963)	19,990,817

Net increase (decrease) in net assets resulting from operations	$(6,296,571)	$18,623,196

Net increase (decrease) in net assets per share resulting from operations	$(0.26)	$0.77

Dividends declared per share	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Period	For the Period
	November 1, 2008 to	November 1, 2007 to
	July 31, 2009	July 31, 2008
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(13,251,747)	$56,594,427
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) by operating activities:
Realized loss (gain)	252	(1,418,641)
Net change in unrealized depreciation (appreciation)	23,636,855	(52,688,629)
Amortization of discounts and fees	(63,788)	(68,210)
Increase in accrued payment-in-kind dividends and interest	(4,451,055)	(4,218,554)
Allocation of flow through loss (income)	(131,318)	135,508
Changes in assets and liabilities:
Dividends, interest and fees receivable	(2,605,635)	189,730
Prepaid expenses	784,788	34,548
Prepaid taxes	448,388	(342,339)
Deferred tax	—	(107,059)
Deposits	—	25,156
Other assets	—	20,993
Incentive compensation (Note 9)	(3,039,385)	(3,576,743)
Other Liabilities	671,132	(195,344)
Purchases of equity investments	(1,017,554)	(51,016,525)
Purchases of debt instruments	(10,827,248)	(69,984,471)
Proceeds from equity investments	(286,100)	7,312,817
Proceeds from debt instruments	16,393,970	97,840,522

Net cash provided (used) by operating activities	6,261,555	(21,490,439)

Cash flows from Financing Activities:
Distributions to shareholders paid	(8,746,951)	(8,261,949)
Net borrowings (repayments) under revolving credit facility	(3,900,000)	70,000,000

Net cash provided (used) by financing activities	(12,646,951)	61,738,051

Net change in cash and cash equivalents for the period	(6,385,396)	40,247,612

Cash and cash equivalents, beginning of period	12,764,465	84,727,933

Cash and cash equivalents, end of period	$6,379,069	$124,975,545

During the nine months ended July 31, 2009 and 2008 MVC Capital, Inc. paid $1,939,332 and $2,510,347 in interest expense, respectively.
During the nine months ended July 31, 2009 and 2008 MVC Capital, Inc. paid $0 and $350,000 in income taxes, respectively.
Non-cash activity:
During the nine months ended July 31, 2009 and 2008, MVC Capital, Inc. recorded payment-in-kind dividend and interest of $4,451,055 and $4,218,554, respectively. This amount was added to the principal balance of the investments and recorded as interest/dividend income.
During the nine months ended July 31, 2009 and 2008 for MVC Capital Inc., was allocated $175,478 and $435,560, respectively, in flow-through income and $0 and $24,130, respectively, in capital gains from its equity investment in Octagon Credit Investors, LLC. Of these amounts, $44,160 and $324,182, respectively, was received in cash and the balance of $131,318 and $135,508, respectively, was undistributed and therefore increased the cost of the investment. The fair value was then increased by $131,318 and $135,508, respectively, by the Fund’s Valuation Committee.
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
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Changes in Net Assets

	For the Nine Month Period	For the Nine Month Period
	November 1, 2008 to	November 1, 2007 to	For the Year Ended
	July 31, 2009	July 31, 2008	October 31, 2008
	(Unaudited)	(Unaudited)
Operations:
Net operating income	$10,385,360	$2,487,157	$3,068,328
Net realized gain (loss)	(252)	1,418,641	1,418,141
Net change in unrealized appreciation (depreciation)	(23,636,855)	52,688,629	59,465,174

Net increase (decrease) in net assets from operations	(13,251,747)	56,594,427	63,951,643

Shareholder Distributions:
Distributions to shareholders	(8,746,951)	(8,745,040)	(11,660,691)

Net decrease in net assets from shareholder distributions	(8,746,951)	(8,745,040)	(11,660,691)

Capital Share Transactions:
Reissuance of treasury stock in lieu of cash dividend	—	483,091	483,091

Net increase in net assets from capital share transactions	—	483,091	483,091

Total increase (decrease) in net assets	(21,998,698)	48,332,478	52,774,043

Net assets, beginning of period/year	421,870,812	369,096,769	369,096,769

Net assets, end of period/year	$399,872,114	$417,429,247	$421,870,812

Common shares outstanding, end of period/year	24,297,087	24,297,087	24,297,087

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Selected Per Share Data and Ratios

	For the Nine Month Period		For the Nine Month Period		For the
	November 1, 2008 to		November 1, 2007 to		Year Ended
	July 31, 2009		July 31, 2008		October 31, 2008
	(Unaudited)		(Unaudited)
Net asset value, beginning of period/year	$17.36		$15.21		$15.21

Gain (loss) from operations:
Net operating income	0.43		0.10		0.24
Net realized and unrealized gain (loss) on investments	(0.97)		2.23		2.39

Total gain (loss) from investment operations	(0.54)		2.33		2.63

Less distributions from:
Income	(0.36)		(0.10)		(0.09)
Return of capital	—		(0.26)		(0.39)

Total distributions	(0.36)		(0.36)		(0.48)

Net asset value, end of period/year	$16.46		$17.18		$17.36

Market value, end of period/year	$9.21		$14.08		$12.30

Market discount	(44.05)%		(18.04)%		(29.15)%

Total Return — At NAV (a)	(3.15)%		15.47%		17.49%

Total Return — At Market (a)	(22.24)%		(16.11)%		(25.44)%

Ratios and Supplemental Data:

Net assets, end of period (in thousands)	$399,872		$417,429		$421,871

Ratios to average net assets:
Expenses excluding tax expense (benefit)	3.01	%(b)	7.30	%(b)	7.00%
Expenses including tax expense (benefit), incentive compensation, interest and other borrowing costs	3.01	%(b)	7.24	%(b)	6.77%
Expenses excluding incentive compensation	3.99	%(b)	4.06	%(b)	4.05%
Expenses excluding incentive compensation, interest and other borrowing costs	3.19	%(b)	2.95	%(b)	2.93%

Net operating income (loss) before tax expense (benefit)	3.34	%(b)	0.81	%(b)	0.54%
Net operating income (loss) after tax expense (benefit), incentive compensation, interest and other borrowing costs	3.34	%(b)	0.87	%(b)	0.77%
Net operating income (loss) before incentive compensation	2.36	%(b)	4.05	%(b)	3.49%
Net operating income (loss) before incentive compensation, interest and other borrowing costs	3.16	%(b)	5.16	%(b)	4.61%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b)	Annualized.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
July 31, 2009
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments - 21.69% (a, c, g, f)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d,j)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision — Machined Components	Senior Secured Loan 6.0000%, 12/31/2009	$250,000	250,000	250,000
		Second Lien Seller Note 10.0000%, 06/29/2010 (h,i)	2,473,521	2,473,521	1,625,000
		Second Lien Seller Note 17.0000%, 06/30/2013 (b,h,i)	3,728,590	3,728,590	2,475,000

				6,452,111	4,350,000

BP Clothing, LLC	Apparel	Second Lien Loan 16.5000%, 07/18/2012 (b,h)	18,587,653	18,411,796	17,313,260
		Term Loan A 6.0400%, 07/18/2011 (h)	1,987,500	1,971,738	1,717,363
		Term Loan B 9.0400%, 07/18/2011 (h)	2,000,000	1,985,322	1,740,118

				22,368,856	20,770,741

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d,j)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d,j)		15,000,000	10,790,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (b,h)	3,061,526	3,061,526	3,061,526
		Warrants (d)		—	—

				3,061,526	3,061,526

Henry Company	Building Products / Specialty Chemicals	Term Loan A 3.7850%, 04/06/2011 (h)	1,709,921	1,709,921	1,650,642
		Term Loan B 8.0350%, 04/06/2011 (h)	2,000,000	2,000,000	2,000,000

				3,709,921	3,650,642

Innovative Brands, LLC	Consumer Products	Term Loan 15.5000%, 09/25/2011 (h)	10,452,476	10,452,476	10,452,476

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d,e,j)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d,j)		3,750,000	—

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (666,667 shares) (d)		500,000	186,667

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d,e,j)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d,j)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 7.5000%, 12/28/2012 (h)	920,084	649,513	920,084
		Second Lien Loan 15.0000%, 12/31/2013 (b,h)	25,250,054	24,878,106	25,250,054

				25,527,619	26,170,138

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,135,000	1,138,178	1,135,000

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 3.0350%, 12/08/2012 (h)	975,000	975,000	900,558
		Second Lien Seller Note 6.7850%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,475,000	4,400,558

WBS Carbons Acquistions Corp.	Specialty Chemicals	Bridge Loan 6.0000%, 12/30/2011 (h)	1,759,796	1,759,796	1,759,796

Sub Total Non-control/Non-affiliated investments				121,731,243	86,727,544

Affiliate investments — 45.58% (a, c, g, f)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b,h)	12,426,049	12,163,060	12,426,049
		Convertible Series A Preferred Stock (9 shares)		44,000	92,578
		Convertible Series B Preferred Stock (1,991 shares)		9,956,000	20,947,822

				22,163,060	33,466,449

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	15,044,698
		Convertible Preferred Stock (1,065,000 shares)		10,357,500	15,767,252

				15,879,242	30,811,950

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d,j)		7,000,000	—

Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Revolving Credit Facility 10.0000%, 12/01/2009 (b,h)	4,638,153	4,638,153	4,000,000
		Demand Note 10.0000% 12/01/2009 (h,i)	700,000	700,000	700,000
		Demand Note 10.0000% 12/01/2009 (h,i)	3,300,000	3,300,000	3,300,000
		Demand Note 10.0000% 12/01/2009 (h,i)	2,200,000	2,200,000	2,200,000
		Common Stock (2,000,000 shares) (d)		750,000	—

				11,588,153	10,200,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	1,525,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b,h)	11,275,685	11,163,430	11,275,685
		Secured Revolving Note 1.3100%, 06/30/2013 (h)	700,000	700,000	700,000
		Convertible Preferred Stock (20,000 shares) (b)		2,531,078	2,531,078

				14,394,508	14,506,763

Octagon Credit Investors, LLC	Financial Services	Term Loan 4.5600%, 12/31/2011 (h)	5,000,000	4,967,777	5,000,000
		Limited Liability Company Interest		1,263,754	2,718,659

				6,231,531	7,718,659

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	7,000,000

Security Holdings, B.V.	Electrical Engineering	Common Stock (900 shares) (d,e)		28,154,200	21,000,000

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d,e)		7,450,000	7,450,000
		Senior Secured Loan 10.0000%, 6/23/2012	1,500,000	1,500,000	1,500,000

				8,950,000	8,950,000

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b,h)	8,159,277	8,028,024	8,159,277
		Convertible Series I Preferred Stock (32,200 shares) (d)		500,000	10,890,000
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	760,000

				8,528,024	19,809,277

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (d)		5,564,716	9,829,657
		Preferred Stock (1,000,000 shares) (b,h)		10,801,938	13,703,708
		Warrants (d)		—	3,735,058

				16,366,654	27,268,423

Sub Total Affiliate investments				147,255,372	182,256,521

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
July 31, 2009
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Control Investments — 49.66% (a, c, g, f)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d,e)		$34,736,939	$41,500,000
		Bridge Loan 10.0000%, 12/31/2009 (e,h)	$3,643,557	3,643,557	3,643,557

				38,380,496	45,143,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)	1,904	1,350,253	1,150,253

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	10,700,000
		Series A Convertible Preferred Stock (12,719 shares) (b,h)		30,000,000	38,471,566

				47,000,000	49,171,566

SGDA Sanierungsgesellschaft	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e,h)	6,187,350	6,181,616	6,181,616
fur Deponien und Altlasten mbH		Common Equity Interest (d,e)		438,551	1,738,030
		Preferred Equity Interest (d,e)		5,000,000	6,475,000

				11,620,167	14,394,646

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d,e)		2,300,000	3,790,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012 (b,h)	9,426,540	9,301,809	9,426,540
		Common Stock (1,115 shares) (d)		16,000,000	33,000,000

				25,301,809	42,426,540

Timberland Machines & Irrigation, Inc.	Distributor Landscaping and Irrigation Equipment	Senior Subordinated Debt 14.5500%, 08/04/2009 (b,h,i)	7,555,420	7,555,252	—
		Junior Revolving Line of Credit 12.5000%, 07/07/2009 (h,i)	5,000,000	5,000,000	—
		Common Stock (542 shares) (d)		5,420,291	—
		Warrants (d)		—	—

				17,975,543	—

Turf Products, LLC	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b,h)	8,067,681	8,052,710	8,067,681
		Junior Revolving Note 6.0000%, 5/1/2011 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	3,221,794
		Warrants (d)		—	—

				12,588,404	12,289,475

Velocitius B.V.	Renewable Energy	Common Equity Interest (d,e)		11,395,315	23,200,000

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d,j)		5,500,000	10,174
		Preferred Stock (6,443,188 shares) (d,j)		1,134,001	4,789,827

				6,634,001	4,800,001

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	1,600,000

				2,450,000	2,200,000

Sub Total Control Investments				176,995,988	198,566,038

TOTAL INVESTMENT ASSETS — 116.93% (f)				$445,982,603	$467,550,103

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $399,872,114 as of July 31, 2009.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

(j)	Legacy investments.

-	Denotes zero cost or fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2008

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments - 22.70% (a, c, g, f)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d, j)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision - Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h, i)	$2,473,521	2,473,521	2,250,000
		Second Lien Seller Note 17.0000%, 06/30/2013 (b, h, i)	3,539,496	3,539,496	3,275,000

				6,013,017	5,525,000

BP Clothing, LLC	Apparel	Second Lien Loan 14.0000%, 07/18/2012 (b, h)	18,229,090	18,008,868	18,229,090
		Term Loan A 8.0000%, 07/18/2011 (h)	2,133,750	2,111,978	2,111,978
		Term Loan B 10.4000%, 07/18/2011 (h)	2,000,000	1,979,725	1,952,628

				22,100,571	22,293,696

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d, j)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d, j)		15,000,000	13,600,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (b, h)	2,960,753	2,956,638	2,960,753

Henry Company	Building Products / Specialty Chemicals	Term Loan A 6.6175%, 04/06/2011 (h)	1,837,309	1,837,309	1,778,031
		Term Loan B 10.8675%, 04/06/2011 (h)	2,000,000	2,000,000	2,000,000

				3,837,309	3,778,031

Innovative Brands, LLC	Consumer Products	Term Loan 11.7500%, 09/25/2011 (h)	13,033,333	13,033,333	13,033,333

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d, j)		3,750,000	—

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (666,667 shares) (d)		500,000	104,667

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d, j)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 8.7038%, 12/28/2012 (h)	997,741	638,401	997,741
		Second Lien Loan 15.0000%, 12/31/2013 (b, h)	24,684,219	24,249,319	24,684,219

				24,887,720	25,681,960

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,214,500	1,218,697	1,214,500

TerraMark, L.P.	Specialty Chemicals	Senior Secured Loan 10.0000%, 02/12/2009 (h)	1,500,000	1,474,810	1,500,000

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 6.5119%, 12/08/2012 (h)	982,500	982,500	908,058
		Second Lien Seller Note 9.6713%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,482,500	4,408,058

WBS Carbons Acquistions Corp.	Specialty Chemicals	Bridge Loan 6.0000%, 12/30/2011 (h)	1,681,111	1,681,111	1,681,111

Sub Total Non-control/Non-affiliated investments				124,471,466	95,781,109

Affiliate investments - 42.93% (a, c, g, f)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b, h)	12,000,000	11,674,253	12,000,000
		Convertible Series A Preferred Stock (9 shares)		44,000	143,000
		Convertible Series B Preferred Stock (1,991 shares)		9,956,000	32,357,000

				21,674,253	44,500,000

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	10,161,950
		Convertible Preferred Stock (1,065,000 shares) (d)		10,357,500	10,650,000

				15,879,242	20,811,950

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d, j)		7,000,000	—

Harmony Pharmacy & Health Center, Inc.	Healthcare - Retail	Revolving Credit Facility 10.0000%, 12/01/2009 (b, h)	4,307,850	4,307,850	4,000,000
		Demand Note 10.0000% 12/01/2009 (h, i)	3,300,000	3,300,000	3,300,000
		Common Stock (2,000,000 shares) (d)		750,000	750,000

				8,357,850	8,050,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	2,000,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	10,940,457	10,806,757	10,940,457
		Secured Revolving Note 4.7038%, 06/30/2013 (h)	700,000	700,000	700,000
		Convertible Preferred Stock (20,000 shares) (b)		2,385,091	2,385,091

				13,891,848	14,025,548

Octagon Credit Investors, LLC	Financial Services	Term Loan 7.9538%, 12/31/2011 (h)	5,000,000	4,957,803	5,000,000
		Revolving Line of Credit 7.9538%, 12/31/2011 (h)	650,000	650,000	650,000
		Limited Liability Company Interest		1,132,437	2,587,342

				6,740,240	8,237,342

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	10,100,000

Security Holdings, B.V.	Electrical Engineering	Common Equity Interest (d, e)		28,154,200	28,154,200

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	7,856,322	7,692,195	7,856,322
		Senior Credit Facility 8.5000% 07/26/2010 (h)	4,368,340	4,368,340	4,368,340
		Senior Credit Facility 9.7200% 07/26/2010 (h)	571,429	571,429	571,429
		Convertible Series I Preferred Stock (32,200 shares) (d)		500,000	5,300,000
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	350,000

				13,131,964	18,446,091

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (d)		5,564,716	9,829,657
		Preferred Stock (1,000,000 shares) (b, h)		10,300,633	13,202,404
		Warrants (d)		—	3,735,058

				15,865,349	26,767,119

Sub Total Affiliate investments				138,694,946	181,092,250

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
October 31, 2008

Company	Industry	Investment	Principal	Cost	Fair Value

Control Investments — 50.71% (a, c, g, f)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$41,500,000
		Bridge Loan 10.0000%, 12/31/2008 (e, h)	$3,643,557	3,643,557	3,643,557

				38,380,496	45,143,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		332,698	132,698

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	17,200,000
		Series A Convertible Preferred Stock (11,306 shares) (b, h)		30,000,000	34,201,081

				47,000,000	51,401,081

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		7,450,000	7,450,000

SGDA Sanierungsgesellschaft	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e, h)	6,187,350	6,129,434	6,129,434
fur Deponien und Altlasten mbH		Common Equity Interest (d, e)		438,551	560,000
		Preferred Equity Interest (d, e)		5,000,000	6,100,000

				11,567,985	12,789,434

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	3,175,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/31/2013 (b, h)	8,940,592	8,793,022	8,940,592
		Common Stock (1,115 shares) (d)		16,000,000	33,000,000

				24,793,022	41,940,592

Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and	Senior Subordinated Debt 14.5500%, 08/04/2009 (b, h)	7,250,271	7,234,799	7,250,271
	Irrigation Equipment	Junior Revolving Line of Credit 12.5000%, 07/07/2009 (h, i)	5,000,000	5,000,000	1,000,000
		Common Stock (542 shares) (d)		5,420,291	—
		Warrants (d)		—	—

				17,655,090	8,250,271

Turf Products, LLC	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	7,676,330	7,652,949	7,676,330
		Junior Revolving Note 6.0000%, 05/01/2011 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,821,794	5,821,794
		Warrants (d)		—	—

				12,474,743	14,498,124

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	21,000,000

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d, j)		5,500,000	14,447
		Preferred Stock (6,443,188 shares) (d, j)		1,134,001	6,585,554

				6,634,001	6,600,001

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	950,000

				2,450,000	1,550,000

Sub Total Control Investments				182,433,350	213,930,758

TOTAL INVESTMENT ASSETS — 116.34% (f)				$445,599,762	$490,804,117

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $421,870,812 as of October 31, 2008.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

(j)	Legacy Investments

—	Denotes zero cost or fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Company”)
Notes to Consolidated Financial Statements
July 31, 2009
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
4. Investment Valuation Policy
     Our investments are carried at fair value in accordance with the 1940 Act and Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. For unrestricted securities of companies that are publicly traded for which we have a majority-owned interest, the value is generally based on the closing market quote on the valuation date plus a control premium if the Valuation Committee of our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon a sale or transfer of our controlling interest. At July 31, 2009, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

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
5. Concentration of Market Risk
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represented approximately 96.91% of the Company’s total assets at July 31, 2009. As discussed in Note 6, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.
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
The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by SFAS No. 157. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•	Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We valued one of our investments using Level 1 inputs as of July 31, 2009.

•	Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using Level 2 inputs as of July 31, 2009.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 4 for the investment valuation policies used to determine the fair value of these investments.
     The following fair value hierarchy table sets forth our investment portfolio by level as of July 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$153,931	$153,931
Common Stock	187	—	84,237	84,424
Preferred Stock	—	—	125,219	125,219
Warrants	—	—	3,735	3,735
Other Equity Investments	—	—	100,241	100,241

Total Investments, net	$187	$—	$467,363	$467,550

     The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the nine month period ended July 31, 2009 (in thousands):

			Reversal of Prior
			Period
			Appreciation		Purchases,
	Balances,	Realized	(Depreciation)	Unrealized	Sales, Issuances
	November 1,	Gains	on Realization	Appreciation	& Settlements,	Transfers In &	Balances, July
	2008	(Losses) (1)	(2)	(Depreciation) (3)	Net (4)	Out of Level 3	31, 2009
Senior/Subordinated Loans and credit facilities	$167,703	$—	$—	$(12,360)	$(1,412)	$—	$153,931
Common Stock	87,741	—	—	(3,504)	—	—	84,237
Preferred Stock	124,874	—	—	(301)	646	—	125,219
Warrants	3,735	—	—	—	—	—	3,735
Other Equity Investments	106,646	—	—	(7,554)	1,149	—	100,241

Total	$490,699	$—	$—	$(23,719)	$383	$—	$467,363

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.

(2)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities disposed of during nine month period ended July 31, 2009.

(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities held at July 31, 2009.

(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities as well as decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities.
     For the Nine Month Period Ended July 31, 2009
     During the nine month period ended July 31, 2009, the Company made five follow-on investments in existing portfolio companies committing capital totaling $5.7 million. The Company invested $2.9 million in Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”) in the form of two demand notes, a $700,000 demand note on November 4, 2008 and a $2.2 million demand note on March 3, 2009. The demand notes have an annual interest rate of 10% with the accrued interest being reserved against. On June 23, 2009, the Company invested $1.5 million in SGDA Europe B.V. (“SGDA Europe”) in the form of a senior secured loan. The loan has an annual interest rate of 10% and a maturity date of June 23, 2012. On July 14, 2009, the Company invested $250,000 in Amersham Corporation (“Amersham”) in the form of a senior secured loan bearing annual interest of 6% and maturing on December 31, 2009. The Company also invested approximately $1.0 million in MVC Partners LLC (“MVC Partners”) equity interest during the nine month period ended July 31, 2009.
     At October 31, 2008, the balance of the revolving credit facility provided to Octagon Credit Investors, LLC (“Octagon”) was $650,000. Net repayments during the nine month period ended July 31, 2009 were $650,000. There was no amount outstanding as of July 31, 2009.
     At October 31, 2008, the balance of the revolving senior credit facility provided to U.S. Gas & Electric, Inc. (“U.S. Gas”) was approximately $85,000. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with an annual rate of LIBOR plus 6% for a period of two years. This portion of the senior credit facility, in connection to the swap agreement, was approximately $571,000 at October 31, 2008. Net repayments during the nine month period ended July 31, 2009 for this portion of the credit facility was approximately $571,000, resulting in no balance outstanding at July 31, 2009. The balance of the remaining portion of the senior credit facility at October 31, 2008 was approximately $4.4 million. Net repayments on this portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were approximately $4.4 million, resulting in no balance outstanding at July 31, 2009.
     During the nine month period ended July 31, 2009, the Company received approximately $80,000 in principal payments on the term loan provided to Storage Canada, LLC (“Storage Canada”). The balance of the term loan at July 31, 2009 was approximately $1.1 million.
     During the nine month period ended July 31, 2009, the Company received principal payments of approximately $2.6 million on the term loan provided to Innovative Brands, LLC (“Innovative Brands”). The Company also received a loan amendment fee of approximately $57,000. The interest rate on the term loan was increased to 15.5%. The balance of the term loan as of July 31, 2009 was approximately $10.5 million.
     On December 31, 2008, the Company received a quarterly principal payment from BP Clothing, LLC (“BP”) on term loan A of $146,250. The balance of term loan A as of July 31, 2009 was approximately $2.0 million.
     On December 31, 2008, March 31, 2009, and June 30, 2009, Total Safety U.S., Inc. (“Total Safety”) made principal payments of $2,500 on each date on its first lien loan. The balance of the first lien loan as of July 31, 2009 was $975,000.
     On December 31, 2008, March 31, 2009, June 30, 2009, and July 8, 2009, SP Industries, Inc. (“SP”) made principal payments of $17,361, $19,097, $19,097, and $22,102, respectively, on its first lien loan. The balance of the first lien loan as of July 31, 2009, was approximately $920,000.
     On December 31, 2008, Henry Company made a principal payment of approximately $127,000 on its term loan A. The balance of term loan A as of July 31, 2009 was approximately $1.7 million.
     On March 11, 2009 and April 30, 2009, TerraMark, L.P. (“TerraMark”) made principal payments of $300,000 and $500,000 on its senior secured loan. On July 17, 2009, TerraMark repaid its senior secured loan in full including all accrued interest. The total amount received was approximately $715,000.
     On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of Energy Service Providers, Inc. (“ESPI”) and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company will earn one-time fee income of approximately $2.2 million.
     During the nine month period ended July 31, 2009, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $6.0 million, SGDA Sanierungsgesellschaft fur Deponien und Altasten mbH (“SGDA”) preferred equity interest by $375,000 and common equity interest by approximately $1.2 million, SIA Tekers Invest (“Tekers”) common stock by $615,000, Velocitius B.V. (“Velocitius”) equity interest by $2.2 million, Vestal Manufacturing Enterprises, Inc. (“Vestal”) common stock by $650,000 and Dakota Growers Pasta Company, Inc. (“Dakota Growers”) common stock by approximately $4.9 million and preferred stock by approximately $5.1 million. In addition, increases in the cost basis and fair value of the loans to GDC Acquisitions, LLC (“GDC”), Custom Alloy, SP, Marine Exhibition Corporation (“Marine”), BP, Summit Research Labs, Inc. (“Summit”), U.S. Gas, and WBS Carbons Acquisition Corp. (“WBS”), and the Vitality Foodservice, Inc. (“Vitality”) and Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $4,451,055. The Valuation Committee also increased the fair value of the Ohio Medical Corporation (“Ohio Medical”) preferred stock by approximately $4.3 million due to a PIK distribution which was treated as a return of capital. Also, during the nine month period ended July 31, 2009, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $131,000. The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical common stock by $6.5 million, Vendio Services, Inc. (“Vendio”) preferred stock by approximately $1.8 million and common stock by $4,000, Foliofn, Inc. (“Foliofn”) preferred stock by $2.8 million, PreVisor, Inc. (“PreVisor”) common stock by $3.1 million, Custom Alloy Corporation (“Custom Alloy”) preferred stock by $11.5 million, Timberland Machines & Irrigation, Inc. (“Timberland”) senior subordinated loan by approximately $7.3 million and junior revolving line of credit by $1.0 million, Amersham second lien notes by $1.4 million, Turf Products, LLC (“Turf”) equity interest by $2.6 million, Harmony Pharmacy common stock by $750,000, Security Holdings B.V. (“Security Holdings”) common equity interest by $7.2 million, HuaMei Capital Company, Inc. (“HuaMei”) common stock by $475,000, and BP term loan B by approximately $219,000, term loan A by approximately $255,000 and second lien loan by approximately $1.3 million, during the nine month period ended July 31, 2009. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK interest totaling approximately $824,000. During the nine month period ended July 31, 2009, the Company received a return of capital distribution from Turf of approximately $286,000.
     At July 31, 2009, the fair value of all portfolio investments, exclusive of short-term securities, was $467.6 million with a cost basis of $446.0 million. At July 31, 2009, the fair value and cost basis of portfolio investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $15.6 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $452.0 million and $390.1 million, respectively. At October 31, 2008, the fair value of all portfolio investments, exclusive of short-term securities, was $490.8 million, with a cost basis of $445.6 million. At October 31, 2008, the fair value and cost basis of Legacy Investments was $20.2 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $470.6 million and $389.7 million, respectively.
     For the Year Ended October 31, 2008
     During that fiscal year ended October 31, 2008, the Company made four new investments, committing capital totaling approximately $54.5 million. The investments were made in SP ($24.0 million), SGDA Europe ($750,000), TerraMark ($1.5 million), and Security Holdings ($28.2 million).
     The Company also made 11 follow-on investments in existing portfolio companies committing capital totaling approximately $71.8 million. Two of these follow-on investments were made in companies that were new investments in fiscal year 2008. During the fiscal year ended October 31, 2008, the Company made additional investments totaling approximately $217,000 in MVC Partners. In connection with these investments, MVC Partners made an investment in MVC Acquisition Corp., a newly-formed (but not yet operating) blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. During the year ended October 31, 2008, the Company also made additional investments totaling $3.3 million in Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10%. On November 30, 2007, the Company invested an additional $36.7 million in Ohio Medical in the form of a $10.0 million senior subordinated note and $26.7 million in 9,917 shares of convertible preferred stock. At this time, the $3.3 million convertible unsecured subordinated promissory note was converted into preferred stock. The note has an annual interest rate of 16% and a maturity date of May 30, 2012. On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC. On January 25, 2008, the amount available on the Timberland revolving note was increased by $1.0 million to $5.0 million, which Timberland immediately borrowed. On February 29, 2008, the Company invested an additional $7.8 million in Summit in the form of a $3.0 million second lien loan and $4.8 million in common stock. The second lien loan has an annual interest rate of 14% and a maturity date of August 31, 2013. On April 25, 2008, the Company invested an additional $11.8 million in Auto MOTOL BENI (“BENI”) by purchasing 874 shares of common stock. On April 30, 2008 and July 31, 2008, the Company invested an additional $2.7 million and $4.0 million, respectively, in SGDA Europe in the form of equity interest. On July 30, 2008, the Company increased its investment in SP by approximately $1.3 million, investing an additional $1.2 million in the second lien loan and $50,000 in the first lien loan. On July 31, 2008, the Company extended Turf a $1.0 million junior revolving note. The revolving note has an annual interest rate of 6% and a maturity date of May 1, 2011. Turf immediately borrowed $1.0 million on the note. The prior junior revolving note matured on May 1, 2008. On August 4, 2008, the Company increased its investment in U.S. Gas by investing an additional $2.0 million in the second lien loan.
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
7. Commitments and Contingencies
     Commitments to/for Portfolio Companies:
     At July 31, 2009, the Company’s existing commitments to portfolio companies consisted of the following:
Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at July 31, 2009
Timberland Junior Revolver	$5.0 million	$5.0 million
Marine Revolving Loan Facility	$2.0 million	$700,000
Octagon Revolving Credit Facility	$7.0 million	—
Velocitius Revolving Line I	$260,000	—
Harmony Pharmacy Revolving Credit Facility	$4.0 million	$4.0 million
Velocitius Revolving Line II	$650,000	—
Tekers Guarantee	$2.0 million	—
U.S. Gas Revolving Senior Credit Facility	$10.0 million	—
MVC Automotive Guarantee	$9.3 million	—
MVC Automotive Guarantee	$5.7 million	—
MVC Automotive Guarantee	$2.0 million	—
U.S. Gas Guarantee	$10.0 million	—
Turf Junior Revolver	$1.0 million	$1.0 million

Total	$58.9 million	$10.7 million
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On July 8, 2005 the Company extended to Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expired on July 7, 2009. The Company received a fee of 0.25% on the unused portion of the note. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. As of October 31, 2008 and July 31, 2009, the funded debt under the junior revolving line of credit was $5.0 million. The fair value of the loan at July 31, 2009 was $0.
     On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment was for one year, but may be renewed annually with the consent of both parties. The commitment was not renewed in March 2009. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2008, the outstanding balance of the loan commitment was approximately $1.2 million. Net repayments during the nine month period ended July 31, 2009 were approximately $80,000, resulting in a balance of approximately $1.1 million at such date.
     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. As of October 31, 2008 and July 31, 2009, the outstanding balance of the secured revolving loan facility was $700,000.

     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2008 the outstanding balance of the revolving credit facility provided to Octagon was $650,000. Net repayments during the nine month period ended July 31, 2009 were $650,000, resulting in no balance outstanding on that date.
     On October 30, 2006, the Company provided Velocitius a $260,000 revolving line of credit (“Line I”). Line I expires on October 31, 2009 and bears annual interest at 8%. There was no amount outstanding on Line I at October 31, 2008 and July 31, 2009.
     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. At October 31, 2008 and July 31, 2009, the outstanding balance of the revolving credit facility was $4.0 million.
     On May 1, 2007, the Company provided Velocitius a $650,000 revolving line of credit (“Line II”). Line II expires on April 30, 2010 and bears annual interest at 8%. There was no amount outstanding on Line II at October 31, 2008 and July 31, 2009.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.0 million at July 31, 2009.
     On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility to U.S. Gas. The revolving senior credit facility bears annual interest at either LIBOR plus 6% or Prime plus 4.5%, which is at U.S. Gas’ discretion. The Company receives a fee of 0.50% on the unused portion of the revolving senior credit facility. The revolving senior credit facility expires on July 26, 2010. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement, which locked in a portion of the revolving senior credit facility with a LIBOR based borrowing rate for a period of two years. This portion of the revolving senior credit facility had a balance of approximately $571,000 at October 31, 2008. Net repayments on this portion during the nine month period ended July 31, 2009 were approximately $571,000, resulting in a zero balance outstanding on that date. The remaining portion of the revolving senior credit facility, which is borrowed at an annual rate of Prime plus 4.5%, was $4.4 million at October 31, 2008. Net repayments during the nine month period ended July 31, 2009 were $4.4 million, resulting in no balance outstanding on that date. There was no amount outstanding on the $10.0 million revolving senior credit facility at July 31, 2009.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $9.3 million at July 31, 2009.
     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.7 million at July 31, 2009) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2008 and July 31, 2009, the outstanding balance of the secured junior revolving note was $1.0 million.
     On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruny (“CZK”) mortgage for MVC Automotive, equivalent to approximately $2.0 million at July 31, 2009.

     On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company will earn one-time fee income of approximately $2.2 million.
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
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (“Credit Facility I”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2008, there was $50.0 million in term debt and $19.0 million in revolving credit on Credit Facility I outstanding. During the nine month period ended July 31, 2009, the Company’s net repayments on Credit Facility I were $3.9 million. As of July 31, 2009, there was $50.0 million in term debt and $15.1 million outstanding on the revolving credit facility. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. Credit Facility I will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility I will be due and payable. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.
     On April 24, 2008, the Company entered into a two-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). There was no amount outstanding on Credit Facility II as of October 31, 2008 and July 31, 2009. Credit Facility II provides financing to the Company in addition to the Company’s existing $100 million Credit Facility I with Guggenheim. Proceeds from borrowings made under Credit Facility II are used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 50 basis points. In addition, the Company is also subject to an annual utilization fee of 25 basis points for the amount of Credit Facility II that is outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities, whose purchase has been approved by BB&T.
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
9. Incentive Compensation
     At October 31, 2008, the provision for estimated incentive compensation was $15,794,295. During the nine month period ended July 31, 2009, this provision for incentive compensation was decreased by a net amount of $3,039,385 to $12,754,910. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of six of the Company’s portfolio investments (U.S. Gas, Tekers, SGDA, Velocitius, Vestal, and Dakota Growers) by a total of $21.0 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $4.3 million due to a PIK distribution, which was treated as a return of capital. The Company also received a return of capital distribution from Turf of approximately $286,000. The net decrease in the provision reflects the Valuation Committee’s determination to decrease the fair values of ten of the Company’s portfolio investments (Timberland, Amersham, Turf, PreVisor, Ohio Medical, Custom Alloy, Harmony Pharmacy, HuaMei, Security Holdings, and BP) by a total of $43.6 million and the Valuation Committee determination not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK totaling $824,000. During the nine month period ended July 31, 2009, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.
     At October 31, 2007, the provision for estimated incentive compensation was $17,875,496. During the fiscal year ended October 31, 2008, this provision for incentive compensation was decreased by a net amount of $2,081,201 to $15,794,295. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of nine of the Company’s portfolio investments (U.S. Gas, Vitality, Summit, Tekers, SGDA, Custom Alloy, Velocitius, MVC Automotive and PreVisor) by a total of $64.8 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $4.2 million due to a PIK distribution, which was treated as a return of capital. The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2008 was a result of the incentive compensation payment to TTG Advisers of approximately $12.9 million due to the sale of Baltic Motors and BM Auto. Under the Prior Advisory Agreement, incentive compensation payments were made to TTG Advisers only upon the occurrence of a realization event (as defined under such agreement). On July 24, 2007, the Company realized a gain of $66.5 million from the sale of Baltic Motors Corporation (“Baltic Motors ”) and SIA BM Auto (“BM Auto”). This transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment was not required to be made until the precise amount of the payment obligation was confirmed based on the Company’s completed audited financials for the fiscal year 2007. The payment obligation to TTG Advisers from this transaction totaled approximately $12.9 million (20% of the realized gain from the sale less unrealized depreciation on the portfolio). The net decrease also reflects the Valuation Committee’s determination to decrease the fair values of nine of the Company’s portfolio investments (Timberland, Octagon, Amersham, Henry Company, Total Safety, Vendio Services, Inc. (“Vendio”), BP, MVC Partners, and Vestal) by a total of $12.7 million and the Valuation Committee’s determination not to increase the fair values of the Harmony revolving credit facility, and the Amersham loan for the accrued PIK interest totaling $308,000. During the fiscal year ended October 31, 2008, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.
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
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 applies to financial statements for fiscal years beginning after December 15, 2006 as deferred by FSP 48-2. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The Company adopted this Interpretation during fiscal 2008 as required. Based on our analysis of our tax position, we concluded that we did not have any uncertain tax positions that met the recognition or measurement criteria of FIN No. 48 as of October 31, 2008 and for the nine month period ended July 31, 2009. If the tax law requires interest and/or penalties to be paid on an underpayment of income taxes, interest and penalties will be classified as income taxes on our financial statements, if applicable.
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
     Dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid quarterly according to the Company’s policy established on July 11, 2005. An additional distribution may be paid by the Company to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Company either in the form of a cash distribution or a stock dividend. The amount and character of income and capital gain distributions are determined in accordance with income tax regulations which may differ from U.S. generally accepted accounting principles. These differences are due primarily to differing treatments of income and gain on various investment securities held by the Company, differing treatments of expenses paid by the Company, timing differences and differing characterizations of distributions made by the Company. Key examples of the primary differences in expenses paid are the treatment of MVCFS (which is consolidated for GAAP purposes, but not income tax purposes) and the variation in treatment of incentive compensation expense. Permanent book and tax basis differences relating to shareholder distributions will result in reclassifications and may affect the allocation between net operating income, net realized gain (loss) and paid in capital.

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
     For the Quarter Ended July 31, 2009
     On July 14, 2009, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on July 31, 2009 to shareholders of record on July 24, 2009. The total distribution amounted to $2,915,651, including reinvested distributions.
     During the quarter ended July 31, 2009, as part of the Company’s dividend reinvestment plan for our common stockholders, we purchased 6,394 shares of our common stock at an average price of $9.49 in the open market in order to satisfy part of the reinvestment portion of our dividends.
12. Segment Data
     The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc., and the financial advisory operations of its wholly-owned subsidiary, MVC Financial Services, Inc.
     The following table presents book basis segment data for the nine month period ended July 31, 2009:

	MVC	MVCFS	Consolidated

Interest and dividend income	$16,345,652	$2,463	$16,348,115
Fee income	114,452	3,117,638	3,232,090
Other income	175,478	—	175,478
Total operating income	16,635,582	3,120,101	19,755,683

Total operating expenses	4,241,445	5,128,578	9,370,023

Net operating income (loss) before taxes	12,394,137	(2,008,477)	10,385,660
Tax expense	—	300	300
Net operating income (loss)	12,394,137	(2,008,777)	10,385,360
Net realized loss on investments and foreign currency	(252)	—	(252)
Net change in unrealized depreciation on investments	(23,636,855)	—	(23,636,855)
Net decrease in net assets resulting from operations	(11,242,970)	(2,008,777)	(13,251,747)
13. Subsequent Events
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 in the third quarter of 2009 and evaluated all events or transactions through the date of this filing.
     Since July 31, 2009, net repayments on Credit Facility I were $1.5 million.
     On August 24, 2009, $2.7 million of the short-term $4.0 million letter of credit provided for U.S. Gas was released, resulting in $1.3 million still committed under the short-term letter of credit.
     On August 25, 2009, the Company amended the term loan to SGDA by increasing the annual interest rate to 10% from 7% and by extending the maturity date until August 31, 2012.
     On September 1, 2009, the Company invested $125,000 in Amersham in the form of a senior secured loan bearing annual interest of 6% and maturing on December 31, 2009.
     On September 1, 2009, the Company invested $500,000 in Harmony in the form of a demand note bearing annual interest of 10%.

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

Selected Consolidated Financial Data

	Nine Month	Nine Month
	Period Ended	Period Ended	Year Ended
	July 31,	July 31,	October 31,
	2009	2008	2008
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$16,348	$20,458	$26,047
Fee income	3,232	2,888	3,613
Other income	175	435	367

Total operating income	19,755	23,781	30,027

Expenses:
Incentive compensation (Note 9)	(3,039)	9,326	10,822
Administrative	2,640	2,321	8,989
Interest, fees and other borrowing costs	2,486	3,274	4,464
Management fee	7,283	6,479	3,620

Total operating expenses	9,370	21,400	27,895

Net operating income before taxes	10,385	2,381	2,132

Tax benefit	—	(106)	(936)

Net operating income	10,385	2,487	3,068

Net realized and unrealized gains (losses):
Net realized gains	—	1,419	1,418
Net change in unrealized appreciation (depreciation)	(23,637)	52,689	59,465

Net realized and unrealized (losses) gains on investments	(23,637)	54,108	60,883

Net increase (decrease) in net assets resulting from operations	$(13,252)	$56,595	$63,951

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$(0.54)	$2.33	$2.63
Dividends per share	$0.36	$0.36	$0.48

Balance Sheet Data:
Portfolio at fair value	$467,550	$453,301	$490,804
Portfolio at cost	445,983	414,874	445,600
Total assets	482,444	585,051	510,711
Shareholders’ equity	399,872	417,429	421,871
Shareholders’ equity per share (net asset value)	$16.46	$17.18	$17.36
Common shares outstanding at period end	24,297	24,297	24,297
Other Data:
Number of Investments funded in period	5	11	15
Investments funded ($) in period	$5,668	$93,471	$126,300

	2009			2008				2007
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	7,410	5,757	6,588	6,246	6,804	8,081	8,896	8,438	7,030	6,073	5,409

Incentive compensation	(2,550)	(335)	(154)	1,496	3,929	3,740	1,657	771	1,618	4,898	3,526
Interest, fees and other borrowing costs	660	736	1,090	1,190	1,022	1,081	1,171	1,223	1,252	1,256	1,128
Management fee	2,379	2,421	2,483	2,510	2,276	2,185	2,018	1,929	1,616	1,854	1,635
Administrative	894	865	881	1,299	887	753	681	630	608	652	669
Tax expense (benefit)	—	359	(359)	(830)	58	(186)	22	77	(78)	(394)	20
Net operating income (loss) before net realized and unrealized gains	6,027	1,711	2,647	581	(1,368)	508	3,347	3,808	2,014	(2,193)	(1,569)
Net increase (decrease) in net assets resulting from operations	(6,297)	(7,809)	854	7,357	18,623	17,158	20,813	8,514	13,788	24,323	19,077
Net increase (decrease) in net assets resulting from operations per share	(0.26)	(0.32)	0.04	0.30	0.77	0.70	0.86	0.35	0.57	1.00	1.00
Net asset value per share	16.46	16.84	17.28	17.36	17.18	16.53	15.95	15.21	14.98	14.53	13.23
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
     The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2008, the Company made four new investments and 11 follow-on investments in existing portfolio companies, committing capital totaling approximately $126.3 million pursuant to our current investment objective. During the nine month period ended July 31, 2009, the Company made no new investments and five follow-on investments in existing portfolio companies, committing capital totaling $5.7 million.
     Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of July 31, 2009, 3.23% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.
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
     We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as a general partner or managing member to a private equity or other investment vehicle(s). In fact, during fiscal year 2006, we established MVC Partners for this purpose. Furthermore, our board of directors has authorized the establishment of a private equity fund (a “PE Fund”) that would have the ability, among other things, to make Non-Diversified Investments. A subsidiary of the Company would serve as the general partner (or managing member) of the PE Fund. Our board of directors also authorized the subsidiary’s retention of TTG Advisers to serve as portfolio manager of the PE Fund. The general partner and MVC Partners are anticipated to earn (before their respective expenses) a portion (approximately 25-30%) of the revenue and carried interest generated by the PE Fund (which, if launched, may have an asset size of up to $250 million). Additionally, in pursuit of our objective, we may acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds should such opportunities arise.
     Additionally, in pursuit of our objective, MVC Partners may acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds should such opportunities arise.
OPERATING INCOME
     For the Nine Month Periods Ended July 31, 2009 and 2008. Total operating income was $19.8 million for the nine month period ended July 31, 2009 and $23.8 million for the nine month period ended July 31, 2008, a decrease of $4.0 million.
For the Nine Month Period Ended July 31, 2009
     Total operating income was $19.8 million for the nine month period ended July 31, 2009. The decrease in operating income over the same period last year was primarily due to the repayment of investments that provide the Company with current income, a decrease in the LIBOR rate which impacts our variable rate loans, and reserves against non-performing loans. The main components of investment income were the interest earned on loans and dividend income from portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $16.3 million in interest and dividend income from investments in portfolio companies. Of the $16.3 million recorded in interest/dividend income, approximately $4.5 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 1.3% to 17%. Also, the Company earned approximately $7,100 in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $3.4 million.
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
OPERATING EXPENSES
     For the Nine Month Period Ended July 31, 2009 and 2008. Operating expenses were $9.4 million for the nine month period ended July 31, 2009 and $21.4 million for the nine month period ended July 31, 2008, a decrease of $12.0 million.

For the Nine Month Period Ended July 31, 2009
     Operating expenses were $9.4 million or 3.01% of the Company’s average net assets, when annualized, for the nine month period ended July 31, 2009. Significant components of operating expenses for the nine month period ended July 31, 2009, included the management fee of $7.3 million and interest expense and other borrowing costs of $2.5 million.
     The $12.0 million decrease in the Company’s operating expenses for the nine month period ended July 31, 2009 compared to the nine month period ended July 31, 2008, was primarily due to the $12.4 million decrease in the estimated provision for incentive compensation expense and the approximately $787,000 decrease in interest and other borrowing costs offset by the increase of approximately $804,000 in the management fee expense. The Amended Agreement extended the expense cap applicable to the Company for an additional two fiscal years (fiscal years 2009 and 2010) and increased the expense cap from 3.25% to 3.5%. For fiscal year 2008 and for the nine month period ended July 31, 2009 annualized, the Company’s expense ratio was 2.93% and 3.19% , respectively, (taking into account the same carve outs as those applicable to the expense cap).
     Pursuant to the terms of the Amended Agreement, during the nine month period ended July 31, 2009, the provision for incentive compensation was decreased by a net amount of $3,039,385 to $12,754,910. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of six of the Company’s portfolio investments (U.S. Gas, Tekers, SGDA, Velocitius, Vestal and Dakota Growers) by a total of $21.0 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $4.3 million due to a PIK distribution, which was treated as a return of capital. The net decrease in the provision reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (Timberland, Amersham, Turf, PreVisor, Ohio Medical, Custom Alloy, Harmony Pharmacy, HuaMei, Security Holdings, Tekers and BP) by a total of $43.6 million and the Valuation Committee determination not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK totaling $824,000. During the nine month period ended July 31, 2009, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 9 “Incentive Compensation” for more information.
For the Nine Month Period Ended July 31, 2008
     Operating expenses were $21.4 million or 7.30% of the Company’s average net assets, when annualized, for the nine month period ended July 31, 2008. Significant components of operating expenses for the nine month period ended July 31, 2008, included the estimated provision for incentive compensation expense of approximately $9.3 million, the management fee of $6.5 million, and interest expense and other borrowing costs of $3.3 million. The estimated provision for incentive compensation expense is a non-cash, not yet payable, provisional expense relating to the Prior Advisory Agreement.
     The $700,000 increase in the Company’s operating expenses for the nine month period ended July 31, 2008 compared to the nine month period ended July 31, 2007, was primarily due to the $1.4 million increase in the management fee expense offset by the decrease of $700,000 in the provision for estimated incentive compensation. It should be noted, in this regard, that the Prior Advisory Agreement provided for an expense cap pursuant to which TTG Advisers agreed to absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in each of the 2007 and 2008 fiscal years. For fiscal year 2007, the expense ratio was 3.0% (taking into account the same carve outs as those applicable to the expense cap).
     Pursuant to the terms of the Prior Advisory Agreement, during the nine month period ended July 31, 2008, the estimated provision for incentive compensation on the balance sheet, was decreased by a net amount of $3,576,743 to $14,298,753. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of nine of the Company’s portfolio investments: U.S. Gas, Vitality, Summit, Tekers, SGDA, Custom Alloy, MVC Automotive, PreVisor and Velocitius by a total of $50.3 million. The provision also reflects the Valuation Committee’s determination to increase the fair value of the Ohio Medical preferred stock by approximately $2.9 million due to a PIK distribution which was treated as a return of capital. The net decrease in the provision for incentive compensation during the nine month period ended July 31, 2008 was a result of the incentive compensation payment to TTG Advisers of $12.9 million due to the sale of Baltic Motors and BM Auto (20% of the realized gain from the sale less unrealized depreciation on the portfolio). Under the Prior Advisory Agreement, incentive compensation payments were made only upon the occurrence of a realization event (such as the sale of shares of Baltic Motors and BM Auto). Without this reserve for incentive compensation, operating expenses would have been approximately $12.1 million or 4.06% of average net assets when annualized as compared to 7.24%, which is reported on the Consolidated Per Share Data and Ratios, for the nine month period ended July 31, 2008. The net decrease also reflects the Valuation Committee’s determination to decrease the fair values of two of the Company’s portfolio investments (Timberland and Vestal) by a total of $4.6 million. During the nine month period ended July 31, 2008, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 9 “Incentive Compensation” for more information.
     In February 2008, the Company renewed its Directors & Officers/Professional Liability Insurance policies at an annual premium expense of approximately $362,000, which is amortized over the twelve month life of the policy. The prior policy premium was $381,000.
REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES
     For the Nine Month Period Ended July 31, 2009 and 2008. Net realized losses for the nine month period ended July 31, 2009 were immaterial. Net realized gains for the nine month period ended July 31, 2008, were $1.4 million.
For the Nine Month Period Ended July 31, 2009
There were no material net realized losses or gains for the nine month period ended July 31, 2009.
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
UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES
     For the Nine Month Period Ended July 31, 2009 and 2008. The Company had a net change in unrealized depreciation on portfolio investments of $23.6 million for the nine month period ended July 31, 2009 and unrealized appreciation of $52.7 million for the nine month period ended July 31, 2008, a decrease of approximately $76.3 million.
For the Nine Month Period Ended July 31, 2009
     The Company had a net change in unrealized depreciation on portfolio investments of $23.6 million for the nine month period ended July 31, 2009. The change in unrealized depreciation on investment transactions for the nine month period ended July 31, 2009 primarily resulted from the Valuation Committee’s decision to decrease the fair value of the Company’s investments in Ohio Medical common stock by $6.5 million, Foliofn preferred stock by $2.8 million, Vendio preferred stock by $1.8 million and common stock by $4,000, PreVisor common stock by $3.1 million, Custom Alloy preferred stock by $11.5 million, Timberland senior subordinated loan by approximately $7.3 million and junior revolving line of credit by $1.0 million, Amersham second lien notes by $1.4 million, Turf equity interest by $2.6 million, Harmony Pharmacy common stock by $750,000, Security Holdings common equity interest by $7.2 million, HuaMei common stock by $475,000 and BP term loan B by approximately $219,000, term loan A by approximately $255,000 and second lien loan by approximately $1.3 million. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK totaling approximately $824,000. The Valuation Committee also increased the fair value of the Company’s investments in U.S. Gas preferred stock by $6.0 million, SGDA preferred equity interest by $375,000 and common equity interest by $1.2 million, Tekers common stock by $615,000, Velocitius equity interest by $2.2 million, Vestal common stock by $650,000, Dakota Growers common stock by approximately $4.9 million and preferred stock by approximately $5.1 million, Turf membership interest by approximately $286,000 due to a return of capital and Ohio Medical preferred stock by approximately $4.3 million due to a PIK distribution which was treated as a return of capital.
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
PORTFOLIO INVESTMENTS
     For the Nine Month Period Ended July 31, 2009 and the Year Ended October 31, 2008. The cost of the portfolio investments held by the Company at July 31, 2009 and at October 31, 2008 was $446.0 million and $445.6 million, respectively, an increase of $400,000. The aggregate fair value of portfolio investments at July 31, 2009 and at October 31, 2008 was $467.6 million and $490.8 million, respectively, a decrease of $23.2 million. The Company held cash and cash equivalents at July 31, 2009 and at October 31, 2008 of $6.4 million and $12.8, respectively, a decrease of approximately $6.4 million.
For the Nine Month Period Ended July 31, 2009
     During the nine month period ended July 31, 2009, the Company made five follow-on investments in existing portfolio companies committing capital totaling $5.7 million. The Company invested $2.9 million in Harmony Pharmacy in the form of two demand notes, a $700,000 demand note on November 4, 2008 and a $2.2 million demand note on March 3, 2009. The demand notes have an annual interest rate of 10% with the accrued interest being reserved against. On June 23, 2009, the Company invested $1.5 million in SGDA Europe in the form of a senior secured loan. The loan has an annual interest rate of 10% and a maturity date of June 23, 2012. On July 14, 2009, the Company invested $250,000 in Amersham in the form of a senior secured loan bearing annual interest of 6% and maturing on December 31, 2009. The Company also invested approximately $1.0 million in MVC Partners equity interest during the nine month period ended July 31, 2009.

     At October 31, 2008, the balance of the revolving credit facility provided to Octagon was $650,000. Net repayments during the nine month period ended July 31, 2009 were $650,000. There was no amount outstanding as of July 31, 2009.
     At October 31, 2008, the balance of the revolving senior credit facility provided to U.S. Gas was approximately $85,000. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with an annual rate of LIBOR plus 6% for a period of two years. This portion of the senior credit facility, in connection to the swap agreement, was approximately $571,000 at October 31, 2008. Net repayments during the nine month period ended July 31, 2009 for this portion of the credit facility was approximately $571,000, resulting in no balance outstanding at July 31, 2009. The balance of the remaining portion of the senior credit facility at October 31, 2008 was approximately $4.4 million. Net repayments on this portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were approximately $4.4 million, resulting in no balance outstanding at July 31, 2009.
     During the nine month period ended July 31, 2009, the Company received approximately $80,000 in principal payments on the term loan provided to Storage Canada. The balance of the term loan at July 31, 2009 was approximately $1.1 million.
     During the nine month period ended July 31, 2009, the Company received principal payments of approximately $2.6 million on the term loan provided to Innovative Brands. The Company also received a loan amendment fee of approximately $57,000. The interest rate on the term loan was increased to 15.5%. The balance of the term loan as of July 31, 2009 was approximately $10.5 million.
     On December 31, 2008, the Company received a quarterly principal payment from BP on term loan A of $146,250. The balance of term loan A as of July 31, 2009 was approximately $2.0 million.
     On December 31, 2008, March 31, 2009, and June 30, 2009, Total Safety made principal payments of $2,500 on each date on its first lien loan. The balance of the first lien loan as of July 31, 2009 was $975,000.
     On December 31, 2008, March 31, 2009, June 30, 2009, and July 8, 2009, SP made principal payments of $17,361, $19,097, $19,097, and $22,102, respectively, on its first lien loan. The balance of the first lien loan as of July 31, 2009, was approximately $920,000.
     On December 31, 2008, Henry Company made a principal payment of approximately $127,000 on its term loan A. The balance of term loan A as of July 31, 2009 was approximately $1.7 million.
     On March 11, 2009 and April 30, 2009, TerraMark made principal payments of $300,000 and $500,000 on its senior secured loan. On July 17, 2009, TerraMark repaid its senior secured loan in full including all accrued interest. The total amount received was approximately $715,000.
     On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company will earn one-time fee income of approximately $2.2 million.
     During the nine month period ended July 31, 2009, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $6.0 million, SGDA preferred equity interest by $375,000 and common equity interest by approximately $1.2 million, Tekers common stock by $615,000, Velocitius equity interest by $2.2 million, Vestal common stock by $650,000 and Dakota Growers common stock by approximately $4.9 million and preferred stock by approximately $5.1 million. In addition, increases in the cost basis and fair value of the loans to GDC, Custom Alloy, SP, Marine, BP, Summit, U.S. Gas, and WBS, and the Vitality and Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $4,451,055. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $4.3 million due to a PIK distribution which was treated as a return of capital. Also, during the nine month period ended July 31, 2009, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $131,000. The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical common stock by $6.5 million, Vendio preferred stock by approximately $1.8 million and common stock by $4,000, Foliofn preferred stock by $2.9 million, PreVisor common stock by $3.1 million, Custom Alloy preferred stock by $11.5 million, Timberland senior subordinated loan by approximately $7.3 million and junior revolving line of credit by $1.0 million, Amersham second lien notes by $1.4 million, Turf equity interest by $2.6 million, Harmony Pharmacy common stock by $750,000, Security Holdings common equity interest by $7.2 million, HuaMei common stock by $475,000, and BP term loan B by approximately $219,000, term loan A by approximately $255,000 and second lien loan by approximately $1.3 million, during the nine month period ended July 31, 2009. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK interest totaling approximately $824,000. During the nine month period ended July 31, 2009, the Company received a return of capital distribution from Turf of approximately $286,000.
     At July 31, 2009, the fair value of all portfolio investments, exclusive of short-term securities, was $467.6 million with a cost basis of $446.0 million. At July 31, 2009, the fair value and cost basis of portfolio investments of the Legacy Investments was $15.6 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $452.0 million and $390.1 million, respectively. At October 31, 2008, the fair value of all portfolio investments, exclusive of short-term securities, was $490.8 million, with a cost basis of $445.6 million. At October 31, 2008, the fair value and cost basis of Legacy Investments was $20.2 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $470.6 million and $389.7 million, respectively.
     For the Year Ended October 31, 2008
     During that fiscal year ended October 31, 2008, the Company made four new investments, committing capital totaling approximately $54.5 million. The investments were made in SP ($24.0 million), SGDA Europe ($750,000), TerraMark ($1.5 million), and Security Holdings ($28.2 million).
     The Company also made 11 follow-on investments in existing portfolio companies committing capital totaling approximately $71.8 million. Two of these follow-on investments were made in companies that were new investments in fiscal year 2008. During the fiscal year ended October 31, 2008, the Company made additional investments totaling approximately $217,000 in MVC Partners. In connection with these investments, MVC Partners made an investment in MVC Acquisition Corp., a newly-formed (but not yet operating) blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. During the year ended October 31, 2008, the Company also made additional investments totaling $3.3 million in Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10%. On November 30, 2007, the Company invested an additional $36.7 million in Ohio Medical in the form of a $10.0 million senior subordinated note and $26.7 million in 9,917 shares of convertible preferred stock. At this time, the $3.3 million convertible unsecured subordinated promissory note was converted into preferred stock. The note has an annual interest rate of 16% and a maturity date of May 30, 2012. On December 13, 2007, the Company assigned the Ohio Medical $10.0 million senior subordinated note to AEA Investors LLC. On January 25, 2008, the amount available on the Timberland revolving note was increased by $1.0 million to $5.0 million, which Timberland immediately borrowed. On February 29, 2008, the Company invested an additional $7.8 million in Summit in the form of a $3.0 million second lien loan and $4.8 million in common stock. The second lien loan has an annual interest rate of 14% and a maturity date of August 31, 2013. On April 25, 2008, the Company invested an additional $11.8 million in BENI by purchasing 874 shares of common stock. On April 30, 2008 and July 31, 2008, the Company invested an additional $2.7 million and $4.0 million, respectively, in SGDA Europe in the form of equity interest. On July 30, 2008, the Company increased its investment in SP by approximately $1.3 million, investing an additional $1.2 million in the second lien loan and $50,000 in the first lien loan. On July 31, 2008, the Company extended Turf a $1.0 million junior revolving note. The revolving note has an annual interest rate of 6% and a maturity date of May 1, 2011. Turf immediately borrowed $1.0 million on the note. The prior junior revolving note matured on May 1, 2008. On August 4, 2008, the Company increased its investment in U.S. Gas by investing an additional $2.0 million in the second lien loan.
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
Portfolio Companies
     During the nine month period ended July 31, 2009, the Company had investments in the following portfolio companies:
Actelis Networks, Inc.
     Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.
     At October 31, 2008 and July 31, 2009, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been fair valued at $0.

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
     On July 14, 2009, the Company invested $250,000 in Amersham in the form of a senior secured loan bearing annual interest of 6% and maturing on December 31, 2009.
     During the nine month period ended July 31, 2009, the Valuation Committee decreased the combined fair value of the loans by approximately $1.4 million.
     At July 31, 2009, the notes had a combined outstanding balance and cost of $6.5 million and a combined fair value of $4.4 million. The increase in the outstanding balance and cost of the loan is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee did not approve an increase to the fair value of the investment as a result of the capitalization of the PIK interest. The Company has reserved in full against the interest accrued on the $2.5 million and $3.7 million note.
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
     At October 31, 2008, the Company’s investment in BP consisted of an $18.2 million second lien loan, a $2.1 million term loan A, and a $2.0 million term loan B. The second lien loan bears annual interest at 14%. The second lien loan has a $17.5 million principal face amount and was issued at a cost basis of $17.5 million. The second lien loan’s cost basis was subsequently discounted to reflect loan origination fees received. The maturity date of the second lien loan is July 18, 2012. The principal balance is due upon maturity. The $2.1 million term loan A bears annual interest at LIBOR plus 4.25% or Prime Rate plus 3.25%. The $2.0 million term loan B bears annual interest at LIBOR plus 6.40% or Prime Rate plus 5.40%. The interest rate option on the loans is at the borrower’s discretion. Both loans mature on July 18, 2011. The combined cost basis and fair value of the investments at October 31, 2008 was $22.1 million and $22.3 million, respectively.
     During the nine month period ended July 31, 2009, the interest rates increased on term loan A to LIBOR plus 5.75% or Prime Rate plus 4.75%, on term loan B to LIBOR plus 8.75% or Prime Rate plus 7.75%, and on the second lien loan to 16.5%.
     During the nine month period ended July 31, 2009, the Valuation Committee decreased the fair value of the term loan B by approximately $219,000, the term loan A by approximately $255,000, and the second lien loan by approximately $1.3 million.
     At July 31, 2009, the loans had a combined cost basis and fair value of $22.4 million and $20.8 million, respectively. The increase in the outstanding balance, cost and fair value of the loans is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     During the nine month period ended July 31, 2009, the Valuation Committee decreased the fair value of the preferred stock by approximately $11.5 million.
     At July 31, 2009, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and a fair value of $93,000, 1,991 shares of convertible series B preferred stock at a cost of approximately $10.0 million and a fair value of approximately $20.9 million. The unsecured subordinated loan had an outstanding balance of $12.4 million, a cost of $12.2 million and a fair value of $12.4 million. The increase in the cost basis of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.
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
     During the nine month period ended July 31, 2009, the Valuation Committee increased the fair value of the preferred stock by approximately $5.1 million and the common stock by approximately $4.9 million.
     At July 31, 2009, the Company’s investment in Dakota Growers consisted of 1,016,195 shares of common stock with a cost of $5.5 million and a fair value of $15.0 million and 1,065,000 shares of convertible preferred stock with a cost of $10.4 million and a fair value of $15.8 million.
     Michael Tokarz, Chairman of the Company, serves as a director of Dakota Growers.
DPHI, Inc. (formerly DataPlay, Inc.)
     DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.
     At October 31, 2008 and July 31, 2009, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.
Endymion Systems, Inc.
     Endymion Systems, Inc. (“Endymion”), Oakland, California, a Legacy Investment, is a single source supplier for strategic, web-enabled, end-to-end business solutions designed to help its customers leverage Internet technologies to drive growth and increase productivity.
     At October 31, 2008 and July 31, 2009, the Company’s investment in Endymion consisted of 7,156,760 shares of Series A preferred stock with a cost of $7.0 million. The investment has been fair valued at $0.
Foliofn, Inc.
     Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.
     At October 31, 2008, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and fair value of $13.6 million.

     During the nine month period ended July 31, 2009, the Valuation Committee determined to decrease the fair value of the investment by $2.8 million.
     At July 31, 2009, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $10.8 million.
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
     At July 31, 2009, the loan had an outstanding balance and cost of $3.1 million. The loan was fair valued at $3.1 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
Harmony Pharmacy & Health Center, Inc.
     Harmony Pharmacy, Purchase, New York, operates pharmacy and healthcare centers primarily in airports in the United States. Harmony Pharmacy opened their first store in Newark International Airport in March of 2007 and has since opened stores in John F. Kennedy International Airport and San Francisco International Airport.
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
     During the nine month period ended July 31, 2009, the Company invested $2.9 million in Harmony Pharmacy in the form of two demand notes, a $700,000 demand note on November 4, 2008 and a $2.2 million demand note on March 3, 2009. The demand notes have an annual interest rate of 10%.
     During the nine month period ended July 31, 2009, the Valuation Committee determined to decrease the fair value of the common stock by $750,000.
     At July 31, 2009, the Company’s equity investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and a fair value of $0. The revolving credit facility had an outstanding balance of $4.6 million, a cost of $4.6 million, and a fair value of $4.0 million. The demand notes had a total outstanding balance of $6.2 million with a cost and fair value of $6.2 million. The increase in the outstanding balance and cost basis of the revolving credit facility is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee did not approve an increase to the fair value of the investment as a result of the capitalization of the PIK interest. The Company has reserved in full against the interest accrued on the revolving credit facility and the demand notes due to losses related to expansion costs and a decrease in air travel.
     Michael Tokarz, Chairman of the Company, serves as a director of Harmony Pharmacy.
Henry Company
     Henry Company, Huntington Park, California, is a manufacturer and distributor of building products and specialty chemicals.
     At October 31, 2008, the Company’s investment in Henry Company consisted of a $1.8 million term loan A which bears annual interest at LIBOR plus 3.5% and matures on April 6, 2011 and a $2.0 million term loan B which bears annual interest at LIBOR plus 7.75% and also matures on April 6, 2011.

     On December 31, 2008, the Company received a principal payment of approximately $127,000 on the term loan A.
     At July 31, 2009, the loans had a combined outstanding balance, cost basis, and fair value of approximately $3.7 million.
HuaMei Capital Company, Inc.
     HuaMei, San Francisco, California, is a Chinese-American, cross border investment bank and advisory company.
     At October 31, 2008, the Company’s investment in HuaMei consisted of 500 shares of common stock with a cost and fair value of $2.0 million.
     During the nine month period ended July 31, 2009, the Valuation Committee determined to decrease the fair value of the common stock by $475,000.
     At July 31, 2009, the Company’s investment in HuaMei consisted of 500 shares of common stock with a cost of $2.0 million and fair value of $1.5 million.
     Michael Tokarz, Chairman of the Company, serves as a director of HuaMei.
Innovative Brands, LLC
     Innovative Brands, Phoenix, Arizona, is a consumer product company that manufactures and distributes personal care products.
     At October 31, 2008, the Company’s investment in Innovative Brands consisted of a $13.0 million term loan. The $13.0 million term loan bears annual interest at 11.75% and matures on September 25, 2011. The loan had a cost basis and fair value of $13.0 million as of October 31, 2008.
     During the nine month period ended July 31, 2009, the Company received principal payments of approximately $2.6 million on the term loan.
     The Company also received a loan amendment fee of approximately $57,000. The interest rate on the term loan was increased to 15.5% from 11.75%.
     At July 31, 2009, the loan had an outstanding balance, cost basis and a fair value of approximately $10.5 million.
Lockorder Limited (formerly Safestone Technologies PLC)
     Lockorder, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.
     At October 31, 2008 and July 31, 2009, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.
Mainstream Data, Inc.
     Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.
     At October 31, 2008 and July 31, 2009, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.
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
     At July 31, 2009, the Company’s senior secured loan had an outstanding balance of $11.3 million, a cost of $11.2 million and a fair value of $11.3 million. The secured revolving note had an outstanding balance, cost and fair value of $700,000. The preferred stock had been fair valued at $2.5 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.
MVC Automotive Group B.V.
     MVC Automotive, an Amsterdam-based holding company that owns and operates nine Ford dealerships located in Austria, Belgium, and the Netherlands.
     At October 31, 2008 and July 31, 2009, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $34.7 million and a fair value of $41.5 million. The bridge loan, which bears annual interest at 10% and matures on December 31, 2009, had a cost and fair value of $3.6 million.
     The mortgage guarantees for MVC Automotive were equivalent to approximately $17.0 million at July 31, 2009.
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
     During the nine month period ended July 31, 2009, the Company invested approximately $1.1 million in MVC Partners equity interest.
     At July 31, 2009 the Company’s equity investment in MVC Partners had a cost basis of approximately $1.4 million and fair value of approximately $1.2 million.
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
     Net repayments during the nine month period ended July 31, 2009 were $650,000, resulting in a balance outstanding as of July 31, 2009 of $0.
     During the nine month period ended July 31, 2009, the cost basis of the equity investment was increased by approximately $131,000 because of an allocation in flow through income.

     At July 31, 2009, the term loan had an outstanding balance of $5.0 million with a cost of approximately $5.0 million. The loan was fair valued at $5.0 million. The increase in cost basis of the loan is due to the amortization of loan origination fees. The increase was approved by the Company’s Valuation Committee. The revolving line of credit did not have an outstanding balance.
     At July 31, 2009, the equity investment had a cost basis of approximately $1.3 million and a fair value of $2.7 million.
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
     During the nine month period ended July 31, 2009, the Valuation Committee decreased the fair value of the common stock by $6.5 million.
     At July 31, 2009, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis and fair value of $17.0 million and $10.7 million, respectively, and 12,719 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $38.5 million. The increase in the fair value of the convertible preferred stock is due to PIK distributions which were treated as a return of capital. This increase was approved by the Company’s Valuation Committee.
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
     At July 31, 2009, the Company’s investment in Phoenix Coal consisted of 666,667 shares of common stock which had a cost basis of $500,000 and a market value of approximately $187,000.
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
     During the nine month period ended July 31, 2009, the Valuation Committee decreased the fair value of the common stock by $3.1 million.
     At July 31, 2009, the common stock had a cost basis and fair value of $6.0 million and $7.0 million, respectively.

SafeStone Technologies Limited (formerly Safestone Technologies PLC)
     SafeStone Limited, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.
     At October 31, 2008 and July 31, 2009, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.
Security Holdings, B.V.
     Security Holdings is an Amsterdam-based holding company that owns FIMA, a Lithuanian security and engineering solutions company.
     At October 31, 2008, the Company’s investment in Security Holdings had a cost and fair value of $28.2 million.
     During the nine month period ended July 31, 2009, the Valuation Committee decreased the fair value of the common equity interest by $7.2 million.
     At July 31, 2009, the Company’s investment in Security Holdings had a cost of $28.2 million and a fair value of $21.0 million.
     Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.
SGDA Europe B.V.
     SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.
     At October 31, 2008, the Company’s equity investment had a cost basis and a fair value of $7.5 million.
     On June 23, 2009, the Company invested $1.5 million in SGDA Europe in the form of a senior secured loan. The loan has an annual interest rate of 10% and a maturity date of June 23, 2012.
     At July 31, 2009, the Company’s equity investment had a cost basis and a fair value of $7.5 million. The senior secured loan had an outstanding balance, cost and fair value of $1.5 million.
     Christopher Sullivan, a representative of the Company, serves as a director of SGDA Europe.
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
     During the nine month period ended July 31, 2009, the Valuation Committee determined to increase the fair value of the Company’s preferred equity interest by $375,000 and the common equity interest by $1.2 million.
     At July 31, 2009, the term loan had an outstanding balance of $6.2 million with a cost of $6.2 million. The term loan was fair valued at $6.2 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. These increases were approved by the Company’s Valuation Committee. The common equity interest in SGDA had a cost basis of approximately $439,000 and fair valued at $1.7 million. The preferred equity interest had a cost basis of $5.0 million and fair valued at $6.5 million.

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
     During the nine month period ended July 31, 2009, the Valuation Committee increased the fair value of the common stock by $615,000.
     At July 31, 2009, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of $3.8 million. The guarantee was equivalent to approximately $2.0 million at July 31, 2009 for Tekers.
Sonexis, Inc.
     Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.
     At October 31, 2008 and July 31, 2009, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been fair valued at $0.
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
     On December 31, 2008, March 31, 2009, June 30, 2009, and July 8, 2009, SP made principal payments of $17,361, $19,097, $19,097, and $22,102, respectively, on its first lien loan.
     At July 31, 2009, the first lien loan and the second lien loan had outstanding balances of approximately $1.0 million and $25.3 million, respectively, with a cost basis of approximately $650,000 and $24.9 million, respectively. The first lien loan and second loan had fair values of approximately $1.0 million and $25.3 million, respectively. The increase in cost and fair value of the second lien loan is due to the amortization of loan origination fees and to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     During the nine month period ended July 31, 2009, the Company received approximately $80,000 in principal payments on the term loan provided to Storage Canada. The loan commitment to Storage Canada was not renewed in March 2009.
     At July 31, 2009, the Company’s investment in Storage Canada had an outstanding balance of $1.1 million and a cost basis and fair value of $1.1 million.

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
     At July 31, 2009, the Company’s second lien loan had an outstanding balance of $9.4 million with a cost of $9.3 million. The second lien loan was fair valued at $9.4 million. The 1,115 shares of common stock were fair valued at $33.0 million and had a cost basis of $16.0 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     On March 11, 2009 and April 30, 2009, TerraMark made principal payments of $300,000 and $500,000 on its senior secured loan. On July 17, 2009, TerraMark repaid its senior secured loan in full including all accrued interest. The total amount received including all accrued interest was approximately $715,000.
     At July 31, 2009, the Company no longer held an investment in TerraMark.
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
     During the nine month period ended July 31, 2009, the Valuation Committee decreased the fair value of the mezzanine loan by $7.3 million and the revolving note by $1.0 million. The Company has reserved in full against the interest accrued on the mezzanine loan and revolving note.
     At July 31, 2009, the Company’s mezzanine loan had an outstanding balance of $7.6 million with a cost of $7.6 million. The mezzanine loan was fair valued at $0. The junior revolving note had an outstanding balance and cost of $5.0 million and was fair valued at $0. The increase in the outstanding balance and cost of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. The Company’s Valuation Committee did not approve an increase to the fair value of the investment as a result of the capitalization of the PIK interest. The common stock was fair valued at $0. The warrant was fair valued at $0.

Total Safety U.S., Inc.
     Total Safety, Houston, Texas, is the leading provider of safety equipment and related services to the refining, petrochemical, and oil exploration and production industries.
     At October 31, 2008, the Company’s investment in Total Safety consisted of a $900,000 first lien loan bearing annual interest at LIBOR plus 2.75% and maturing on December 8, 2012 and a $3.5 million second lien loan bearing annual interest at LIBOR plus 6.5% and maturing on December 8, 2013. The loans had a combined outstanding balance and cost basis of $4.5 million. The loans were fair valued at $4.4 million.
     On December 31, 2008, March 31, 2009 and June 30, 2009, Total Safety made principal payments of $2,500 on its first lien loan.
     At July 31, 2009, the loans had a combined outstanding balance and cost basis of $4.5 million. The loans were fair valued at $4.4 million.
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
     During the nine month period ended July 31, 2009, the Valuation Committee decreased the fair value of the membership interest by $2.6 million. The Company also received a return of capital distribution from Turf of approximately $286,000.
     At July 31, 2009, the mezzanine loan had an outstanding balance, cost basis and a fair value of $8.1million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The junior revolving note had an outstanding balance of $1.0 million. The membership interest has a cost of $3.5 million and a fair value of $3.2 million. The warrant was fair valued at $0.
     Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Turf.
U.S. Gas & Electric, Inc.
     U.S. Gas, North Miami Beach, Florida, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.
     At October 31, 2008, the second lien loan had an outstanding balance of $7.9 million with a cost of $7.7 million and a fair value of $7.9 million. The senior credit facility had an outstanding balance, cost, and a fair value of $4.9 million as of October 31, 2008. The second lien loan bears annual interest at 14% and matures on July 26, 2012. The senior credit facility bears annual interest at LIBOR plus 6% or Prime plus 4.5% and matures on July 26, 2010. During fiscal year 2008, U.S. Gas changed its capitalization structure, which resulted in the Series B and Series C preferred stock converting to Series I and Series J preferred stock, respectively. This did not change the Company’s economic ownership of U.S. Gas. The 32,200 shares of convertible Series I preferred stock had a fair value of $5.3 million and a cost of $500,000, and the convertible Series J preferred stock had a fair value of $350,000 and a cost of $0.
     On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company will earn one-time fee income of approximately $2.2 million.

     Net repayments on the senior credit facility during the nine month period ended July 31, 2009 were $4.9 million.
     During the nine month period ended July 31, 2009, the Valuation Committee determined to increase the fair value of the convertible Series I preferred stock by $5.6 million and convertible Series J preferred stock by $410,000.
     At July 31, 2009, the second lien loan had an outstanding balance of $8.2 million with a cost of $8.0 million and a fair value of $8.2 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. There was no amount outstanding on the senior credit facility. The convertible Series I preferred stock had a fair value of $10.9 million and a cost of $500,000, and the convertible Series J preferred stock had a fair value of $760,000 and a cost of $0.
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
     During the nine month period ended July 31, 2009, the Valuation Committee increased the fair value of the Company’s equity investment by $2.2 million.
     At July 31, 2009, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $23.2 million.
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
     During the nine month period ended July 31, 2009, the Valuation Committee decreased the fair value of the preferred stock by $1.8 million and the common stock by approximately $4,000.
     At July 31, 2009, the Company’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were fair valued at $4.8 million, $10,174 for the common stock and approximately $4.8 million for the Series A preferred stock.
     Bruce Shewmaker, an officer of the Company, serves as a director of Vendio.
Vestal Manufacturing Enterprises, Inc.
     Vestal, Sweetwater, Tennessee, is a market leader for steel fabricated products to brick and masonry segments of the construction industry. Vestal manufactures and sells both cast iron and fabricated steel specialty products used in the construction of single-family homes.
     At October 31, 2008, the senior subordinated promissory note, which bears annual interest at 12% and matures on April 29, 2011, had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were fair valued at $950,000.
     During the nine month period ended July 31, 2009, the Valuation Committee increased the fair value of the common stock by $650,000.

     At July 31, 2009, the senior subordinated promissory note, which bears annual interest at 12% and matures on April 29, 2011, had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were fair valued at $1.6 million.
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
     At July 31, 2009, the investment in Vitality consisted of 556,472 shares of common stock at a cost of $5.6 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $10.8 million. The increase in the cost and fair value of the Series A convertible preferred stock is due to the capitalization of “payment in kind” dividends. These increases were approved by the Company’s Valuation Committee. The common stock, Series A convertible preferred stock and warrants were fair valued at $9.8 million, $13.7 million and $3.7 million, respectively.
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
     At July 31, 2009, the bridge loan had an outstanding balance, cost and fair value of $1.8 million. The increase in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
     Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of WBS.
Liquidity and Capital Resources
     At July 31, 2009, the Company had investments in portfolio companies totaling $467.6 million. Also, at July 31, 2009, the Company had cash equivalents totaling approximately $6.4 million. Of the $6.4 million in cash equivalents, $4.0 million is collateral to a short-term $4.0 million letter of credit for U.S. Gas. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.
     During the nine month period ended July 31, 2009, the Company made five follow-on investments in existing portfolio companies committing capital totaling $5.7 million. The Company invested $2.9 million in Harmony Pharmacy in the form of two demand notes, a $700,000 demand note on November 4, 2008 and a $2.2 million demand note on March 3, 2009. The demand notes have an annual interest rate of 10%. On June 23, 2009, the Company invested $1.5 million in SGDA Europe in the form of a senior secured loan. The loan has an annual interest rate of 10% and a maturity date of June 23, 2012. On July 14, 2009, the Company invested $250,000 in Amersham in the form of a senior secured loan bearing annual interest of 6% and maturing on December 31, 2009. The Company also invested approximately $1.0 million in MVC Partners equity interest during the nine month period ended July 31, 2009.
     Current balance sheet resources, which include the additional cash resources from Credit Facility I and Credit Facility II, are believed to be sufficient to finance current commitments. Current commitments include:

     Commitments to/for Portfolio Companies:
     At July 31, 2009, the Company’s existing commitments to portfolio companies consisted of the following:
Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at July 31, 2009
Timberland Junior Revolver	$5.0 million	$5.0 million
Marine Revolving Loan Facility	$2.0 million	$700,000
Octagon Revolving Credit Facility	$7.0 million	—
Velocitius Revolving Line I	$260,000	—
Harmony Pharmacy Revolving Credit Facility	$4.0 million	$4.0 million
Velocitius Revolving Line II	$650,000	—
Tekers Guarantee	$2.0 million	—
U.S. Gas Revolving Senior Credit Facility	$10.0 million	—
MVC Automotive Guarantee	$9.3 million	—
MVC Automotive Guarantee	$5.7 million	—
MVC Automotive Guarantee	$2.0 million	—
U.S. Gas Guarantee	$10.0 million	—
Turf Junior Revolver	$1.0 million	$1.0 million

Total	$58.9 million	$10.7 million
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On July 8, 2005 the Company extended to Timberland a $3.25 million junior revolving note that bears interest at 12.5% per annum and expired on July 7, 2009. The Company also received a fee of 0.25% on the unused portion of the note. On November 27, 2006, the amount available on the revolving note was increased by $750,000 to $4.0 million. On January 25, 2008, the amount available on the revolving note was increased by $1.0 million to $5.0 million. As of October 31, 2008 and July 31, 2009, the funded debt under the junior revolving line of credit was $5.0 million. The fair value of the loan at July 31, 2009 was $0.
     On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment was for one year, but may be renewed annually with the consent of both parties. The commitment was not renewed in March 2009. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2008, the outstanding balance of the loan commitment was approximately $1.2 million. Net repayments during the nine month period ended July 31, 2009 were approximately $80,000, resulting in a balance of approximately $1.1 million at such date.
     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. As of October 31, 2008 and July 31, 2009, the outstanding balance of the secured revolving loan facility was $700,000.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2008 the outstanding balance of the revolving credit facility provided to Octagon was $650,000. Net repayments during the nine month period ended July 31, 2009 were $650,000, resulting in no balance outstanding on that date.

     On October 30, 2006, the Company provided Velocitius a $260,000 revolving line of credit (“Line I”). Line I expires on October 31, 2009 and bears annual interest at 8%. There was no amount outstanding on Line I at October 31, 2008 and July 31, 2009.
     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. At October 31, 2008 and July 31, 2009, the outstanding balance of the revolving credit facility was $4.0 million.
     On May 1, 2007, the Company provided Velocitius a $650,000 revolving line of credit (“Line II”). Line II expires on April 30, 2010 and bears annual interest at 8%. There was no amount outstanding on Line II at October 31, 2008 and July 31, 2009.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.0 million at July 31, 2009.
     On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility to U.S. Gas. The revolving senior credit facility bears annual interest at LIBOR plus 6% or Prime plus 4.5%, which is at U.S. Gas’ discretion. The Company receives a fee of 0.50% on the unused portion of the revolving senior credit facility. The revolving senior credit facility expires on July 26, 2010. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the revolving senior credit facility with a LIBOR based borrowing rate for a period of two years. This portion of the revolving senior credit facility had a balance of approximately $571,000 at October 31, 2008. Net repayments on this portion during the nine month period ended July 31, 2009 were approximately $571,000, resulting in a zero balance outstanding on that date. The remaining portion of the revolving senior credit facility, which is borrowed at an annual rate of Prime plus 4.5%, was $4.4 million at October 31, 2008. Net repayments during the nine month period ended July 31, 2009 were $4.4 million, resulting in no balance outstanding on that date. There was no amount outstanding on the $10.0 million revolving senior credit facility at July 31, 2009.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $9.3 million at July 31, 2009.
     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.7 million at July 31, 2009) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2008 and July 31, 2009, the outstanding balance of the secured junior revolving note was $1.0 million.
     On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruny (“CZK”) mortgage for MVC Automotive, equivalent to approximately $2.0 million at July 31, 2009.
     On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company will earn one-time fee income of approximately $2.2 million.
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
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (“Credit Facility I”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2008, there was $50.0 million in term debt and $19.0 million in revolving credit on Credit Facility I outstanding. During the nine month period ended July 31, 2009, the Company’s net repayments on Credit Facility I were $3.9 million. As of July 31, 2009, there was $50.0 million in term debt and $15.1 million outstanding on the revolving credit facility. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. Credit Facility I will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility I will be due and payable. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.
     On April 24, 2008, the Company entered into a two-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). There was no amount outstanding on Credit Facility II as of October 31, 2008 and July 31, 2009. Credit Facility II provides financing to the Company in addition to the Company’s existing $100 million Credit Facility I with Guggenheim. Proceeds from borrowings made under Credit Facility II are used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 50 basis points. In addition, the Company is also subject to an annual utilization fee of 25 basis points for the amount of Credit Facility II that is outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities whose purchase has been approved by BB&T.
     The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events
     In May 2009, the FASB issued SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 in the third quarter of 2009 and evaluated all events or transactions through the date of this filing.
     Since July 31, 2009, net repayments on Credit Facility I were $1.5 million.
     On August 24, 2009, $2.7 million of the $4.0 million letter of credit provided to U.S. Gas was released resulting in $1.3 million still committed under the short-term letter of credit.
     On August 25, 2009, the Company amended the term loan to SGDA by increasing the annual interest rate to 10% from 7% and by extending the maturity date until August 31, 2012.
     On September 1, 2009, the Company invested $125,000 in Amersham in the form of a senior secured loan bearing annual interest of 6% and maturing on December 31, 2009.
     On September 1, 2009, the Company invested $500,000 in Harmony in the form of a demand note bearing annual interest of 10%.

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
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 96.91% of the Company’s total assets at July 31, 2009. As discussed in Note 6 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.
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

     At July 31, 2009, approximately 96.91% of our total assets represented portfolio investments recorded at fair value.
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
     Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets. Through the date of this report, conditions in the public debt and equity markets have been volatile and pricing levels have performed similarly. As a result, depending on market conditions, we could incur substantial realized losses and suffer unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations. If current market conditions continue, or worsen, it may adversely impact our ability to deploy our investment strategy and achieve our investment objective.
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
     In order to qualify as a RIC for U.S. federal income tax purposes, we must satisfy tests concerning the sources of our income, the nature and diversification of our assets and the amounts we distribute to our shareholders. We may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualification as a RIC. In particular, to qualify as a RIC, at least 50% of our assets must be in the form of cash and cash items, Government securities, securities of other RICs, and other securities that represent not more than 5% of our total assets and not more than 10% of the outstanding voting securities of the issuer. We have from time to time held a significant portion of our assets in the form of securities that exceed 5% of our total assets or more than 10% of an outstanding security of an issuer, and compliance with the RIC requirements restricts our ability to make additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of the issuer. Thus, compliance with the RIC requirements hinders our ability to take advantage of investment opportunities believed to be attractive.
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
(b) There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 31, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
(a)	Exhibits

Exhibit No.	Exhibit

10.1	Fee and Service Schedule Amendment to Transfer Agency and Service Agreement between the Company and Computershare Trust Company, N.A.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.
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

MVC Capital, Inc.
Date: September 8, 2009	/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.
MVC Capital, Inc.
Date: September 8, 2009	/s/ Peter Seidenberg
Peter Seidenberg

In the capacity of the officer who performs the functions of Principal Financial Officer.