Form 10-K
period 2009-10-31
MVC CAPITAL, INC.
filed 2009-12-22
CIK 1099941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009
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

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed fiscal second quarter: $132,360,422 computed on the basis of $8.56 per share, closing price of the common stock on the New York Stock Exchange (the “NYSE”) on April 30, 2009. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

There were 24,297,087 shares of the registrant’s common stock, $.01 par value, outstanding as of December 21, 2009.

DOCUMENT INCORPORATED BY REFERENCE:

Proxy Statement for the Company’s Annual Meeting of Shareholders 2010, incorporated by reference in Part III, Items 10, 11, 12, 13 and 14

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

General

MVC Capital, Inc. is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). MVC Capital provides equity and debt investment capital to fund growth, acquisitions and recapitalizations of small and middle-market companies in a variety of industries primarily located in the United States. Our investments can take the form of common and preferred stock and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MVC.” Effective November 1, 2006, the Company is externally managed by The Tokarz Group Advisers LLC (“TTG Advisers”) pursuant to an Amended and Restated Investment Advisory and Management Agreement (the “Advisory Agreement”). Our board of directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), at their in-person meeting held on December 11, 2008, approved the Advisory Agreement and on April 14, 2009, stockholders of the Company voted to approve the Advisory Agreement. Subsequently, at an in-person meeting held on October 23, 2009, the Independent Directors approved the renewal of the Advisory Agreement for an additional annual period.

Although the Company has been in operation since 2000, the year 2003 marked a new beginning for the Company. In February 2003, shareholders elected an entirely new board of directors. The board of directors developed a new long-term strategy for the Company. In September 2003, upon the recommendation of the board of directors, shareholders voted to adopt a new investment objective for the Company of seeking to maximize total return from capital appreciation and/or income. The Company’s prior objective had been limited to seeking long-term capital appreciation from venture capital investments in the information technology industries. Consistent with our broader objective, we adopted a more flexible investment strategy of providing equity and debt financing to small and middle-market companies in a variety of industries. With the recommendation of the board of directors, shareholders also voted to appoint Michael Tokarz as Chairman and Portfolio Manager to lead the implementation of our new objective and strategy and to stabilize the existing portfolio. Prior to the arrival of Mr. Tokarz and his new management team in November 2003, the Company had experienced significant valuation declines from investments made by the former management team. After three quarters of operations under the new management team, the Company posted a profitable third quarter for fiscal year 2004, reversing a trend of 12 consecutive quarters of net investment losses and earned a profit of approximately $18,000 for fiscal year 2004. The Company has continued to be profitable since fiscal year 2004, posting annual net operating income before taxes of $5.7 million, $3.9 million, $1.7 million, $2.1 million and $5.9 million in each of fiscal years 2005 through 2009, respectively. Similarly, the change in net assets resulting from operations increased $26.3 million for fiscal year 2005,

$47.3 million for fiscal year 2006, $65.7 million for fiscal year 2007, $64.0 million for fiscal year 2008 and $14.2 million for fiscal year 2009.

Fiscal year 2009 represented a year where we navigated through the challenging environment and prudently deployed capital into existing opportunities. As such, the Company made six follow-on investments in four existing portfolio companies in fiscal year 2009, committing capital totaling $6.3 million compared to $126.3 million and $167.1 million in fiscal years 2008 and 2007, respectively. The fiscal year 2009 follow-on investments included: MVC Partners LLC (“MVC Partners”), Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”), SGDA Europe B.V. (“SGDA Europe”), and Amersham Corporation (“Amersham”).

The fiscal year 2008 new investments included: SP Industries, Inc. (“SP”), SGDA Europe, TerraMark, L.P. (“TerraMark”), and Security Holdings B.V. (“Security Holdings”). The fiscal year 2008 follow-on investments included: MVC Partners, Harmony Pharmacy, Ohio Medical Corporation (“Ohio Medical”), Summit Research Labs, Inc. (“Summit”), Auto MOTOL BENI (“BENI”), SGDA Europe, SP, Turf Products, LLC (“Turf”) and U.S. Gas & Electric, Inc. (“U.S. Gas”).

The fiscal year 2007 new investments included: WBS Carbons Acquisition Corp. (“WBS”), HuaMei Capital Company, Inc. (“HuaMei”), Levlad Arbonne International LLC (“Levlad”), Total Safety U.S., Inc. (“Total Safety”), MVC Partners, Genevac U.S. Holdings, Inc. (“Genevac”), SIA Tekers Invest (“Tekers”), U.S. Gas, Custom Alloy Corporation (“Custom Alloy”), and MVC Automotive Group B.V. (“MVC Automotive”). The fiscal year 2007 follow-on investments included: SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH (“SGDA”), Vitality Foodservice, Inc. (“Vitality”), Turf, Harmony Pharmacy, HuaMei, MVC Partners, Velocitius B.V. (“Velocitius”), BP Clothing, LLC (“BP”), BENI, SP, Baltic Motors Corporation (“Baltic Motors”), Dakota Growers Pasta Company, Inc. (“Dakota Growers”) and Ohio Medical.

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

Our portfolio company investments currently consist of common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, and convertible securities. At October 31, 2009, the value of all investments in portfolio companies was approximately $502.8 million and our gross assets were approximately $510.8 million compared to the value of investments in portfolio companies of approximately $490.8 million and gross assets of approximately $510.7 million at October 31, 2008.

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

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments or held in cash in an interest bearing account. As of October 31, 2009, the Company’s investments in short-term securities, cash equivalents and cash were valued at $1.0 million.

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

Our Investment Strategy

On November 6, 2003, Mr. Tokarz assumed his current positions as Chairman and Portfolio Manager. We seek to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries. The investments can include common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. During the fiscal year ended October 31, 2009, the Company made six follow-on investments, committing a total of $6.3 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2009, 2.99% of our assets consisted of investments made by the Company’s former management team pursuant to the prior investment objective (the “Legacy Investments”). We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. At October 31, 2009, the fair value of portfolio investments of the Legacy Investments was $15.3 million. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

We participate in the private equity business generally by providing negotiated equity and/or long-term debt investment capital. Our financing is generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases and/or bridge financings. We are typically the lead investor in such transactions but may also provide equity and debt financing to companies led by private equity firms. We generally invest in private companies, though, from time to time, we may invest in small public companies that may lack adequate access to public capital. We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s). In fact, during fiscal year 2006, we established MVC Partners for this purpose. Furthermore, our board of directors has authorized the establishment of a private equity fund (a “PE Fund”) that would have the ability, among other things, to make Non-Diversified Investments. A subsidiary of the Company would serve as the general partner (or managing member) of the PE Fund. The board also authorized the subsidiary’s retention of TTG Advisers to serve as portfolio manager of the PE Fund. The general partner and MVC Partners are anticipated to earn (before their respective expenses) a portion (approximately 25-30%) of the revenue and carried interest generated by the PE Fund (which, if launched, may have an asset size of up to $250 million). Our board of directors may establish additional investment vehicles in the future for this or other purposes. Additionally, in pursuit of our objective we may acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds should such opportunities arise.

As of October 31, 2009, October 31, 2008 and October 31, 2007, the fair value of the invested portion (excluding cash and short-term securities) of our net assets as a percentage consisted of the following:

	Fair Value as a Percentage of Our Net Assets
	As of	As of	As of
	October 31,	October 31,	October 31,
Type of Investment	2009	2008	2007

Senior/Subordinated Loans and credit facilities	36.16%	39.75%	53.56%
Common Stock	20.33%	22.59%	18.31%
Warrants	0.90%	0.89%	0.30%
Preferred Stock	38.86%	29.60%	19.18%
Other Equity Investments	22.21%	23.51%	11.38%

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments or held in cash in an interest bearing account. As of October 31, 2009, these investments were valued at approximately $1.0 million or 0.24% of net assets.

The current portfolio has investments in a variety of industries, including energy, medical devices, automotive dealerships, consumer products, specialty chemicals, food and food service, value-added distribution, industrial manufacturing, financial services, and information technology in a variety of geographical areas, including the United States, Europe and Asia.

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

Allocation of Investment Opportunities.  In allocating investment opportunities, TTG Advisers adheres to the following policy, which was approved by the board of directors: TTG Advisers will give the Company priority with respect to all investment opportunities in (i) mezzanine and debt securities and (ii) equity or other “non-debt” investments that are (a) expected to be equal to or less than the lesser of 10% of the Company’s net assets or $25.0 million, and (b) issued by U.S. companies with less than $150.0 million in revenues during the prior twelve months. Under certain circumstances, TTG Advisers could also give priority for certain investment opportunities to a vehicle for which the Company or its subsidiary serves as a general partner.

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

Operating Expenses

During the fiscal year ended October 31, 2009, the Company bore the costs relating to the Company’s operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; NYSE fees; custodian fees; litigation costs; costs of disposing of investments including brokerage fees and commissions and other extraordinary or nonrecurring expenses and other expenses properly payable by the Company. It should be noted that the Advisory Agreement provided for an expense cap pursuant to which TTG Advisers would absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in each of the 2007 and 2008 fiscal years. The Advisory Agreement extended the expense cap applicable to the Company for an additional two fiscal years (fiscal years 2009 and 2010) and increased the expense cap from 3.25% to 3.5%. For fiscal year 2009, the Company’s expense ratio was 3.23% (taking into account the same exclusions as those applicable to the expense cap). On the same basis, for fiscal years 2008 and 2007, the expense ratios were 3.17% and 3.0%, respectively.

Under the externalized structure, all investment professionals of TTG Advisers and its staff, when and to the extent engaged in providing services required to be provided by TTG Advisers under the Advisory Agreement and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by TTG Advisers and not by the Company, except that costs or expenses relating to the following items are borne by the Company: (i) the cost and expenses of any independent valuation firm; (ii) expenses incurred by TTG Advisers payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on its prospective portfolio companies, provided, however, the retention by TTG Advisers of any third party to perform such services shall require the advance approval of the board (which approval shall not be unreasonably withheld) if the fees for such services are expected to exceed $30,000; once the third party is approved, any expenditure to such third party will not require additional approval from the board; (iii) interest payable on debt and other direct borrowing costs, if any, incurred to finance the Company’s investments or to maintain its tax status; (iv) offerings of the Company’s common stock and other securities; (v) investment advisory and management fees; (vi) fees and payments due under any administration agreement between the Company and its administrator; (vii) transfer agent and custodial fees; (viii) federal and state registration fees; (ix) all costs of registration and listing the Company’s shares on any securities exchange; (x) federal, state and local taxes; (xi) independent directors’ fees and expenses; (xii) costs of preparing and filing reports or other documents required by governmental bodies (including the SEC); (xiii) costs of any reports, proxy statements or other notices to stockholders, including printing and mailing costs; (xiv) the cost of the Company’s fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; (xv) direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, independent auditors and outside legal costs; (xvi) the costs and expenses associated with the establishment of a special purpose vehicle; (xvii) the allocable portion of the cost (excluding office space) of the Company’s Chief Financial Officer, Chief Compliance Officer and Secretary in an amount not to exceed $200,000, per year, in the aggregate; (xviii) subject to a cap of $200,000 in any fiscal year of the Company, fifty percent of the unreimbursed travel and other related (e.g., meals) out-of-pocket expenses (subject to item (ii) above) incurred by TTG Advisers in sourcing investments for the Company; provided that, if the investment is sourced for multiple clients of TTG Advisers, then the Company shall only reimburse fifty percent of its allocable pro rata portion of such expenses; and (xix) all other expenses incurred by the Company in connection with administering the Company’s business (including travel and other out-of-pocket expenses (subject to item (ii) above) incurred in providing significant managerial assistance to a portfolio company).

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

At October 31, 2009, approximately 98.43% of our total assets represented portfolio investments recorded at fair value (“Fair Value Investments”).

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

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, codified in Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements (“ASC 820”), provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy which prioritizes information used to measure value. In determining fair value, the Valuation Committee uses the level 3 inputs referenced in ASC 820.

The fair value measurement under ASC 820 also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset.

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

For non-Control Companies, consistent with ASC 820, the Valuation Committee considers a hypothetical secondary market as the principal market in which it would sell investments in those companies.

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

As a business development company, the Company is entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage ratio of at least 200% immediately after each such issuance. See “Risk Factors.” The Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. On July 11, 2000, the SEC granted us an exemptive order permitting us to make co-investments with certain of our affiliates in portfolio companies, subject to certain conditions. Under the exemptive order, the Company is permitted to co-invest in certain portfolio companies with its affiliates, subject to specified conditions. Under the terms of the exemptive order, portfolio companies purchased by the Company and its affiliates are required to be approved by the Independent Directors and are required to satisfy certain other conditions established by the SEC.

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

At October 31, 2009, approximately 98.43% of our total assets represented portfolio investments recorded at fair value.

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

During the period covered by this report, conditions in the public debt and equity markets deteriorated and pricing levels continued to decline. As a result, depending on market conditions, we could incur substantial realized losses and suffer unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

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

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

•	Price and volume fluctuations in the overall stock market from time to time;

•	Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•	Volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity participation securities, or LEAPs, or short trading positions;

•	Changes in regulatory policies or tax guidelines with respect to business development companies or RICs;

•	Our adherence to applicable regulatory and tax requirements, including the current restriction on our ability to make Non-Diversified Investments;

•	Actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	General economic conditions and trends;

•	Loss of a major funding source, including the possibility we may not be able to renew our credit facility, which would limit our liquidity and our ability to finance transactions; or

•	Departures of key personnel of TTG Advisers.

We are subject to market discount risk.

As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Although our shares, from time to time, have traded at a premium to our NAV, currently, our shares are trading at a significant discount to NAV, which discount may fluctuate over time. In addition, in the current market environment, the shares of many business development companies are trading at a significant discount to their NAV.

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

We may be unable to meet our covenant obligations under our credit facility or renew such facility, which could adversely affect our business.

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a new four-year, $100 million revolving credit facility (“Credit Facility I”) with Guggenheim Corporate Funding, LLC (“Guggenheim”) as administrative agent to the lenders. Credit Facility I contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy. As of October 31, 2009, there was $50.0 million in term debt and $12.3 million on the revolving note outstanding under the Credit Facility I. Credit Facility I will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility I will be due and payable. Although not currently expected, in the event we are unable to renew such facility (or enter into a similar facility), our business could be adversely affected by, among other things, being forced to sell a portion of our investments quickly and prematurely to meet outstanding financing obligations and/or support working capital requirements at what may be disadvantageous prices.

On April 24, 2008, the Company entered into a two-year, $50.0 million revolving credit facility (“Credit Facility II” together with Credit Facility I, the “Credit Facilities”) with Branch Banking and Trust Company (“BB&T”). The Credit Facility II contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated. During the fiscal year ended October 31, 2009, the Company’s net borrowings on Credit Facility II were $0.

In addition, if we require working capital greater than that provided by the Credit Facilities or are unable to renew the Credit Facilities, we may be required to obtain other sources of financing, which may result in increased borrowing costs for the Company and/or additional covenant obligations.

A portion of our existing investment portfolio was not selected by the investment team of TTG Advisers.

As of October 31, 2009, 2.99% of the Company’s assets were represented by Legacy Investments. These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns. Nevertheless, because they were not made in accordance with the Company’s current investment strategy, their future performance may impact our ability to achieve our current objective.

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

The wars in Iraq and Afghanistan, terrorist attacks, and other acts of violence or war may affect any market for our common stock, impact the businesses in which we invest and harm our operations and our profitability.

The wars in Iraq and Afghanistan, their aftermath and the continuing occupation of Iraq are likely to have a substantial impact on the U.S. and world economies and securities markets. The nature, scope and duration of the war and occupation cannot be predicted with any certainty. Furthermore, terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. Such attacks and armed conflicts in the United States or elsewhere may impact the businesses in which we invest directly or indirectly, by undermining economic conditions in the United States. Losses resulting from terrorist events are generally uninsurable.

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

No matters were submitted to a vote of security holders during our fourth fiscal quarter of the fiscal year ended October 31, 2009.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock began to trade on the NYSE on June 26, 2000, under the symbol “MVC.” The Company had approximately 12,635 shareholders on December 01, 2009.

The following table reflects, for the periods indicated, the high and low closing prices per share of the Company’s common stock on the NYSE, by quarter.

Quarter Ended	High	Low

FISCAL YEAR 2009
10/31/09	$9.69	$8.67
07/31/09	$9.41	$7.79
04/30/09	$10.86	$6.38
01/31/09	$12.59	$9.15
FISCAL YEAR 2008
10/31/08	$15.29	$10.56
07/31/08	$15.73	$13.29
04/30/08	$15.98	$14.28
01/31/08	$17.44	$13.93

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Index for the fiscal years 2005 through 2009. The graph assumes that, on October 31, 2004, a person invested $10,000 in each of our common stock, the S&P 500 Stock Index, and the Russell 2000 Financial Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in additional shares of our common stock. Past performance is no guarantee of future results.

Shareholder Return Performance Graph
Five-Year Cumulative Total Return1
(Through October 31, 2009)

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

Dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid quarterly according to the Company’s policy established on July 11, 2005. An additional distribution may be paid by the Company to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Company either in the form of a cash distribution or a stock dividend. The amount and character of income and capital gain distributions are determined in accordance with income tax regulations which may differ from the

1 Total Return includes reinvestment of dividends through October 31, 2009. Past performance is no guarantee of future results.

U.S. generally accepted accounting principles. These differences are due primarily to differing treatments of income and gain on various investment securities held by the Company, differing treatments of expenses paid by the Company, timing differences and differing characterizations of distributions made by the Company. Key examples of the primary differences in expenses paid are the accounting treatment of MVCFS (which is consolidated for GAAP purposes, but not income tax purposes) and the variation in treatment of incentive compensation expense. Permanent book and tax basis differences relating to shareholder distributions will result in reclassifications and may affect the allocation between net operating income, net realized gain (loss) and paid-in capital.

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

We may terminate the Plan upon providing written notice to each shareholder participating in the Plan at least 60 days prior to the effective date of such termination. We may also materially amend the Plan at any time upon providing written notice to shareholders participating in the Plan at least 30 days prior to such amendment (except when necessary or appropriate to comply with applicable law or rules and policies of the SEC or other regulatory authority). You may withdraw from the Plan upon providing notice to the Plan Agent. You may obtain additional information about the Plan from the Plan Agent. Below is a description of our dividends declared during fiscal years 2008 and 2009:

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

For the Quarter Ended October 31, 2009

On October 13, 2009, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on October 30, 2009 to shareholders of record on October 23, 2009. The total distribution amounted to $2,915,651, including reinvested distributions.

The Company designated 18%*or a maximum amount of $2,083,989 of dividends declared and paid during the fiscal year ending October 31, 2009 from net operating income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate shareholders may be eligible for a dividend received deduction for certain ordinary income distributions paid by the Company. The Company designated 18%* or a maximum amount of $2,083,989 of dividends declared and paid during the fiscal year ending October 31, 2009 from net operating income as qualifying for the dividends received deduction. The information necessary to prepare and complete shareholder’s tax returns for the 2009 calendar year will be reported separately on form 1099-DIV, if applicable, in January 2010.

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

      * Unaudited

Purchases of MVC Common Stock

In fiscal 2009, as a part of the Plan, we directed the Plan Agent to purchase a total of 20,739 shares of our common stock for an aggregate amount of approximately $201,000 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during fiscal 2009.

		Average Price
	Total Number of	Paid Per Share
Quarter Ended	Shares Purchased	Including Commission

10/31/09	6,806	$9.34
07/31/09	6,395	$9.49
04/30/09	2,705	$8.74
01/31/09	4,833	$11.00

Item 6.	Selected Consolidated Financial Data

Financial information for the fiscal years ended October 31, 2009, 2008, 2007, 2006 and 2005 are derived from the consolidated financial statements, which have been audited by Ernst & Young LLP, the Company’s current independent registered public accounting firm. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 31 for more information.

Selected Consolidated Financial Data

	Year Ended October 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Operating Data:
Interest and related portfolio income:
Interest and dividend income	$21,755	$26,047	$22,826	$13,909	$9,457
Fee income	4,099	3,613	3,750	3,828	1,809
Other income	255	367	374	771	933

Total operating income	26,109	30,027	26,950	18,508	12,199
Expenses:
Incentive compensation (Note 5)	3,717	10,822	10,813	6,055	1,117
Management fee	9,843	8,989	7,034	—	—
Interest and other borrowing costs	3,128	4,464	4,859	1,594	31
Administrative	3,519	3,620	2,559	3,420	3,021
Employee compensation and benefits	—	—	—	3,499	2,336

Total operating expenses	20,207	27,895	25,265	14,568	6,505

Net operating income before taxes	5,902	2,132	1,685	3,940	5,694
Tax expense (benefit), net	1,377	(936)	(375)	159	(101)

Net operating income	4,525	3,068	2,060	3,781	5,795
Net realized and unrealized gain (loss):
Net realized gain (loss) on investments and foreign currency	(25,082)	1,418	66,944	5,221	(3,295)
Net change in unrealized appreciation (depreciation) on investments	34,804	59,465	(3,302)	38,334	23,768

Net realized and unrealized gain on investments and foreign currency	9,722	60,883	63,642	43,555	20,473

Net increase in net assets resulting from operations	$14,247	$63,951	$65,702	$47,336	$26,268

Per Share:
Net increase in net assets per share resulting from operations	$0.59	$2.63	$2.92	$2.48	$1.45
Dividends per share	$0.48	$0.48	$0.54	$0.48	$0.24
Balance Sheet Data:
Portfolio at value	$502,803	$490,804	$379,168	$275,892	$122,298
Portfolio at cost	422,794	445,600	393,428	286,851	171,591
Total assets	510,846	510,711	470,491	347,047	201,379
Shareholders’ equity	424,456	421,871	369,097	236,993	198,707
Shareholders’ equity per share (net asset value)	$17.47	$17.36	$15.21	$12.41	$10.41
Common shares outstanding at period end	24,297	24,297	24,265	19,094	19,087
Other Data:
Number of Investments funded in period	6	15	26	24	9
Investments funded ($) in period	$6,293	$126,300	$167,134	$166,300	$53,836

	2009				2008				2007
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)

Quarterly Data (Unaudited):
Total operating income	6,354	7,410	5,757	6,588	6,246	6,804	8,081	8,896	8,438	7,030	6,073	5,409
Incentive compensation	6,756	(2,550)	(335)	(154)	1,496	3,929	3,740	1,657	771	1,618	4,898	3,526
Interest, fees and other borrowing costs	642	660	736	1,090	1,190	1,022	1,081	1,171	1,223	1,252	1,256	1,128
Management fee	2,560	2,379	2,421	2,483	2,510	2,276	2,185	2,018	1,929	1,616	1,854	1,635
Administrative	879	894	865	881	1,299	887	753	681	630	608	652	669
Tax expense (benefit)	1,377	—	359	(359)	(830)	58	(186)	22	77	(78)	(394)	20
Net operating income (loss) before net realized and unrealized gains	(5,860)	6,027	1,711	2,647	581	(1,368)	508	3,347	3,808	2,014	(2,193)	(1,569)
Net increase in net assets resulting from operations	27,499	(6,297)	(7,809)	854	7,357	18,623	17,158	20,813	8,514	13,788	24,323	19,077
Net increase in net assets resulting from operations per share	1.13	(0.26)	(0.32)	0.04	0.30	0.77	0.70	0.86	0.35	0.57	1.00	1.00
Net asset value per share	17.47	16.46	16.84	17.28	17.36	17.18	16.53	15.95	15.21	14.98	14.53	13.23

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests and other private equity transactions. During the fiscal year ended October 31, 2008, the Company made four new investments and 11 additional investments in existing portfolio companies, committing capital totaling approximately $126.3 million. During the fiscal year ended October 31, 2009, the Company made six additional investments in existing portfolio companies committing a total of $6.3 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2009, 2.99% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

Our new portfolio investments are made pursuant to our new objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income. Under our investment approach, we are permitted to invest, without limit, in any one portfolio company, subject to any diversification limits required in order for us to continue to qualify as a RIC under Subchapter M of the Code. Due to our asset growth and composition, compliance with the RIC requirements currently restricts our ability to make Non-Diversified Investments.

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

Operating Income

For the Fiscal Years Ended October 31, 2009, 2008 and 2007.  Total operating income was $26.1 million for the fiscal year ended October 31, 2009 and $30.0 million for the fiscal year ended October 31, 2008, a decrease of $3.9 million. Fiscal year 2008 operating income increased by $3.0 million compared to fiscal year 2007 operating income of $27.0 million.

For the Fiscal Year Ended October 31, 2009

Total operating income was $26.1 million for the fiscal year ended October 31, 2009. The decrease in operating income over the same period last year was primarily due to a decrease in interest income. This decrease was the result of the repayment of yielding investments that provide the Company with interest income, a decrease in the LIBOR rate which impacts our variable rate loans, and reserves against non-performing loans. The main components of investment income were the interest earned on loans and dividend income from portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $21.8 million in interest and dividend income from investments in portfolio companies. Of the $21.8 million recorded in interest/dividend income, approximately $6.4 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 1.25% to 17%. Also, the Company earned approximately $14,400 in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $4.3 million.

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

Operating Expenses

For the Fiscal Years Ended October 31, 2009, 2008 and 2007.  Operating expenses were $20.2 million for the fiscal year ended October 31, 2009 and $27.9 million for the fiscal year ended 2008, a decrease of $7.7 million. Fiscal year 2008 operating expenses increased by $2.6 million compared to fiscal year 2007 operating expenses of $25.3 million.

For the Fiscal Year Ended October 31, 2009

Operating expenses were $20.2 million or 4.88% of the Company’s average net assets for the fiscal year ended October 31, 2009. Significant components of operating expenses for the fiscal year ended October 31, 2009, included the management fee of $9.8 million, estimated provision for incentive compensation expense of approximately $3.7 million, and interest expense and other borrowing costs of $3.1 million. The estimated provision for incentive compensation expense is a non-cash, not yet payable, provisional expense relating to the Advisory Agreement.

The $7.7 million decrease in the Company’s operating expenses for the fiscal year ended October 31, 2009, compared to the fiscal year ended October 31, 2008, was primarily due to the $7.1 million decrease in the estimated provision for incentive compensation expense and the $1.3 million decrease in interest and other borrowing costs which were offset by an increase of approximately $854,000 in the management fee expense. The Advisory Agreement extended the expense cap applicable to the Company for an additional two fiscal years (fiscal years 2009 and 2010) and increased the expense cap from 3.25% to 3.5%. For fiscal year 2008 and fiscal year 2009, the Company’s expense ratio was 3.17% and 3.23%, respectively, (taking into account the same exclusions as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2009, the estimated provision for incentive compensation on the balance sheet was increased by a net amount of $3,716,852 to $19,511,147. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments: U.S. Gas, Tekers, Vestal Manufacturing Enterprises, Inc. (“Vestal”), Vitality, Summit, MVC Automotive, Dakota Growers and Velocitius by a total of $79.0 million. The provision also reflects the Valuation Committee’s determination to increase the fair value of the Ohio Medical preferred stock by approximately $5.8 million due to a PIK distribution which was treated as a return of capital. The Company also received a return of capital distribution from Turf of approximately $286,000. The amount of the change in the provision for incentive compensation during the fiscal year ended October 31, 2009 also reflects the Valuation Committee’s determination to decrease the fair values of 12 of the Company’s portfolio investments: Ohio Medical, Timberland, Custom Alloy, PreVisor, Amersham, Turf, Harmony Pharmacy, BP, MVC Partners, SGDA, Security Holdings, and HuaMei by a total of $68.9 million. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK totaling approximately $1.0 million. During the fiscal year ended October 31, 2009, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 5 “Incentive Compensation” of our consolidated financial statements for more information.

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

The $2.6 million increase in the Company’s operating expenses for the fiscal year ended October 31, 2008, compared to the fiscal year ended October 31, 2007, was primarily due to the $1.9 million increase in the management fee expense due to the growth in our portfolio from $379.2 million to $490.8 million, the increase in legal fees of approximately $470,000 due to strategic initiatives, and the increase of other expenses of approximately $292,000 due to professional and transaction costs. It should be noted, in this regard, that the Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in each of the 2007 and 2008 fiscal years. For fiscal year 2008, the expense ratio was 3.18% (taking into account the same exclusions as those applicable to the expense cap).

In February 2008, the Company renewed its Directors & Officers/Professional Liability Insurance policies at an annual premium expense of approximately $387,000, which is amortized over the twelve month life of the policy. The prior policy premium was $381,000.

During the fiscal year ended October 31, 2008, the estimated provision for incentive compensation on the balance sheet was decreased by a net amount of $2,081,201 to $15,794,295. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of nine of the Company’s portfolio investments: U.S. Gas, Vitality, Summit, Tekers, SGDA, Custom Alloy, MVC Automotive, PreVisor and Velocitius by a total of $64.8 million. The provision also reflects the Valuation Committee’s determination to increase the fair value of the Ohio Medical preferred stock by approximately $4.2 million due to a PIK distribution which was treated as a return of capital. The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2008 was a result of the incentive compensation payment to TTG Advisers of $12.9 million due to the sale of Baltic Motors and BM Auto (20% of the realized gain from the sale, less unrealized depreciation on the portfolio). Pursuant to the Advisory Agreement, incentive compensation payments will be made only upon the occurrence of a realization event (such as the sale of shares of Baltic Motors and BM Auto). Without this reserve for incentive compensation, operating expenses would have been approximately $17.1 million or 4.30% of average net assets when annualized as compared to 7.00%, which is reported on the Consolidated Per Share Data and Ratios, for the fiscal year ended October 31, 2008. The net decrease also reflects the Valuation Committee’s determination to decrease the fair values of nine of the Company’s portfolio investments (Timberland, Octagon, Amersham, Henry Company, Total Safety, Vendio, BP, MVC Partners and Vestal) by a total of $12.7 million. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK totaling $308,000. During the fiscal year ended October 31, 2008, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 5 “Incentive Compensation” of our consolidated financial statements for more information.

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

The $10.7 million increase in the Company’s operating expenses for the fiscal year ended October 31, 2007, compared to the fiscal year ended October 31, 2006, was primarily due to the $4.8 million increase in the provision for estimated incentive compensation, the $3.3 million increase in the Company’s interest expense and other borrowings, and the $2.9 million increase in the management fee expense compared to the facilities and employee compensation and benefits expense incurred when the Company was internally managed. It should be noted, in this regard, that the Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in each of the 2007 and 2008 fiscal years. In fiscal year 2006, when the Company was still internally managed and not subject to the expense cap, the expense ratio was 3.22% (taking into account the same exclusions as those applicable to the expense cap). For fiscal year 2007, the expense ratio was 3.0% (taking into account the same exclusions as those applicable to the expense cap).

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

Realized Gains and Losses On Portfolio Securities

For the Fiscal Years Ended October 31, 2009, 2008 and 2007.  Net realized losses for the fiscal year ended October 31, 2009 were $25.1 million and net realized gains for the fiscal year ended October 31, 2008 were $1.4 million. Net realized gains for the fiscal year ended October 31, 2007 were $66.9 million.

For the Fiscal Year Ended October 31, 2009

Net realized losses for the fiscal year ended October 31, 2009 were $25.1 million. The significant components of the Company’s net realized losses for the fiscal year ended October 31, 2009 were primarily the loss on the liquidation of Timberland common stock, senior subordinated loan, and junior revolving line of credit and the loss on the liquidation of Endymion Systems, Inc. common stock.

The Company realized losses on Timberland of approximately $18.1 million and Endymion Systems, Inc., a Legacy Investment, of $7.0 million. The Company received no proceeds from these companies and they have been removed from the Company’s portfolio. The Valuation Committee previously decreased the fair value of the Company’s investment in these companies to zero and as a result, the realized losses were offset by reductions in unrealized losses.

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

Unrealized Appreciation and Depreciation on Portfolio Securities

For the Fiscal Years Ended October 31, 2009, 2008 and 2007.  The Company had a net change in unrealized appreciation on portfolio investments of $34.8 million for the fiscal year ended October 31, 2009 and $59.5 million for the fiscal year ended October 31, 2008, a decrease of $24.7 million. The Company had a net change in unrealized depreciation on portfolio investments of $3.3 million for the fiscal year ended October 31, 2007.

For the Fiscal Year Ended October 31, 2009

The Company had a net change in unrealized appreciation on portfolio investments of $34.8 million for the fiscal year ended October 31, 2009. The change in unrealized appreciation on investment transactions for the fiscal year ended October 31, 2009 primarily resulted from the Valuation Committee’s decision to increase the fair value of the Company’s investments in U.S. Gas preferred stock by $55.2 million, SGDA preferred equity interest by $500,000, Tekers common stock by $615,000, Velocitius equity interest by $2.2 million, Vestal common stock by $650,000, MVC Automotive Group equity interest by $5.0 million, Summit common stock by $5.0 million, Vitality common stock and warrants by $260,300 and $100,000, respectively, and Dakota Growers common stock by approximately $4.9 million and preferred stock by approximately $5.1 million and the Ohio Medical preferred stock by approximately $5.8 million due to a PIK distribution which was treated as a return of capital. The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical common stock by $8.1 million, Vendio preferred stock by approximately $2.1 million and common stock by $5,000, Foliofn preferred stock by $2.8 million, PreVisor common stock by $3.1 million, Custom Alloy preferred stock by $22.5 million, Amersham second lien notes by $3.1 million, Turf equity interest by $2.6 million, Harmony Pharmacy common stock by $750,000, MVC Partners equity interest by $16,000, SGDA common stock by $560,000, Security Holdings common equity interest by $18.2 million, HuaMei common stock by $475,000, Timberland senior subordinated loan by approximately $7.3 million and junior revolving line of credit by $1.0 million, and BP term loan B by approximately $219,000, term loan A by approximately $255,000 and second lien loan by approximately $1.3 million, during the fiscal year ended October 31, 2009. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK interest totaling approximately $1.0 million. Also during the fiscal year ended October 31, 2009, the Company received a return of capital distribution from Turf of approximately $286,000. The net increase of $10.3 million in the fair values of the Company’s investments determined by the Valuation Committee including the decrease in the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for accrued PIK was increased by the unrealized appreciation reclassification from unrealized to realized caused by the liquidation of Timberland and the sale of Endymion of $25.1 million. These were the primary components for the unrealized appreciation of $34.8 million for the fiscal year ended October 31, 2009.

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

Portfolio Investments

For the Fiscal Years Ended October 31, 2009 and 2008.  The cost of the portfolio investments held by the Company at October 31, 2009 and at October 31, 2008 was $422.8 million and $445.6 million, respectively, representing a decrease of $22.8 million. The primary reasons for the decrease in the cost of the portfolio investments are the realized losses incurred with Timberland and Endymion as well as other factors. The aggregate fair value of portfolio investments at October 31, 2009 and at October 31, 2008 was $502.8 million and $490.8 million, respectively, representing an increase of $12.0 million. The cost and aggregate market value of cash and cash equivalents held by the Company at October 31, 2009 and at October 31, 2008 was $1.0 million and $12.8 million, respectively, representing a decrease of approximately $11.8 million.

For the Fiscal Year Ended October 31, 2009

During the fiscal year ended October 31, 2009, the Company made six follow-on investments in four existing portfolio companies, committing capital totaling $6.3 million. The Company invested $3.4 million in Harmony Pharmacy in the form of three demand notes, a $700,000 demand note on November 4, 2008, a $2.2 million demand note on March 3, 2009 and a $500,000 demand note on September 1, 2009. The demand notes have an annual interest rate of 10% with the accrued interest being reserved against due to collectibility issues. On June 23, 2009, the Company invested $1.5 million in SGDA Europe in the form of a senior secured loan. The loan has an annual interest rate of 10% and a maturity date of June 23, 2012. On July 14, 2009 and September 1, 2009, the Company invested a combined $375,000 in Amersham in the form of a senior secured loan bearing annual interest of 6% and maturing on December 31, 2009. The Company also made an equity investment of approximately $1.0 million in MVC Partners during the fiscal year ended October 31, 2009.

At October 31, 2008, the balance of the revolving credit facility provided to Octagon was $650,000. Net repayments during the fiscal year ended October 31, 2009 were $650,000. There was no amount outstanding as of October 31, 2009.

At October 31, 2008, the balance of the secured revolving note provided to Marine was $700,000. Net borrowings during the fiscal year ended October 31, 2009 were $200,000 resulting in a balance of $900,000 at such date.

At October 31, 2007, the balance of the revolving senior credit facility provided to U.S. Gas was approximately $85,000. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with an annual rate of LIBOR plus 6% for a period of two years. This portion of the senior credit facility, in connection to the swap agreement, was approximately $571,000 at October 31, 2008. Net repayments for this portion of the credit facility were approximately $571,000, resulting in no balance outstanding at October 22, 2009. The balance of the remaining portion of the senior credit facility at October 31, 2008 was approximately $4.4 million. Net repayments on this portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were approximately $4.4 million, resulting in no balance outstanding at October 22, 2009. On October 22, 2009, the Company participated the revolving credit facility to another lender. The Company agreed to guarantee the $10 million credit facility under certain circumstances related to an event of default.

During the fiscal year ended October 31, 2009, the Company received approximately $106,000 in principal payments on the term loan provided to Storage Canada. The balance of the term loan at October 31, 2009 was approximately $1.1 million.

During the fiscal year ended October 31, 2009, the Company received principal payments of approximately $2.6 million on the term loan provided to Innovative Brands. The Company also received a loan amendment fee of approximately $57,000. The interest rate on the term loan was increased to 15.5% from 11.75%. The balance of the term loan as of October 31, 2009 was approximately $10.4 million.

On December 31, 2008, the Company received a quarterly principal payment from BP on term loan A of $146,250. During the fiscal year ended October 31, 2009, the interest rates increased on term loan A to LIBOR plus 5.75% or Prime Rate plus 4.75%, on term loan B to LIBOR plus 8.75% or Prime Rate plus 7.75%, and on the second lien loan to 16.5%. The balance of term loan A as of October 31, 2009 was approximately $2.0 million.

On December 31, 2008, March 31, 2009, June 30, 2009, and September 30, 2009, Total Safety made principal payments of $2,500 on each date on its first lien loan. The balance of the first lien loan as of October 31, 2009 was $972,500.

During the fiscal year ended October 31, 2009, SP made principal payments totaling approximately $96,000 on its first lien loan. The balance of the first lien loan as of October 31, 2009, was approximately $901,000.

On December 31, 2008, Henry Company made a principal payment of approximately $127,000 on its term loan A. The balance of term loan A as of October 31, 2009 was approximately $1.7 million.

On March 11, 2009 and April 30, 2009, TerraMark made principal payments of $300,000 and $500,000 on its senior secured loan. On July 17, 2009, TerraMark repaid its senior secured loan in full including all accrued interest. The total amount received was approximately $715,000.

On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company has earned one-time fee income of approximately $1.2 million and will be recognizing $1.0 million in fee income over the life of the guarantee. As of October 31, 2009, the cash collateral has been released as the letter of credit has expired.

On September 30, 2009, Marine made a principal payment of $625,000 on its senior subordinated loan. The balance of the loan as of October 31, 2009 was approximately $10.8 million.

During the fiscal year ended October 31, 2009, Endymion was determined to no longer be an operating company. Subsequent to this determination, the Company realized a loss of $7.0 million and removed the investment from its books.

During the fiscal year ended October 31, 2009, the Company realized a loss on Timberland of approximately $18.1 million. The Company received no proceeds from the company and Timberland has been removed from the Company’s portfolio.

During the fiscal year ended October 31, 2009, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $55.2 million, SGDA preferred equity interest by $500,000, Tekers common stock by $615,000, Velocitius equity interest by $2.2 million, Vestal common stock by $650,000, MVC Automotive equity interest by $5.0 million, Summit common stock by $5.0 million, Vitality common stock and warrants by $260,300 and $100,000, respectively, and Dakota Growers common stock by approximately $4.9 million and preferred stock by approximately $5.1 million. In addition, increases in the cost basis and fair value of the loans to GDC, Custom Alloy, SP, Marine, BP, Summit, U.S. Gas, and WBS, and the Vitality and Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $6,354,807. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $5.8 million due to a PIK distribution which was treated as a return of capital. Also, during the fiscal year ended October 31, 2009, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $157,000. The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical common stock by $8.1 million, Vendio preferred stock by approximately $2.1 million and common stock by $5,000, Foliofn preferred stock by $2.8 million, PreVisor common stock by $3.1 million, Custom Alloy preferred stock by $22.5 million, Amersham second lien notes by $3.1 million, Turf equity interest by $2.6 million, Harmony Pharmacy common stock by $750,000, MVC Partners equity interest by $16,000, SGDA common stock by $560,000, Security Holdings common equity interest by $18.2 million, HuaMei common stock by $475,000, Timberland senior subordinated loan by approximately $7.3 million and junior revolving line of credit by $1.0 million and BP term loan B by approximately $219,000, term loan A by approximately $255,000 and second lien loan by approximately $1.3 million, during the fiscal year ended October 31, 2009. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK interest totaling approximately $1.0 million. During the fiscal year ended October 31, 2009, the Company received a return of capital distribution from Turf of approximately $286,000.

At October 31, 2009, the fair value of all portfolio investments, exclusive of short-term securities, was $502.8 million with a cost basis of $422.8 million. At October 31, 2009, the fair value and cost basis of portfolio investments of the Legacy Investments was $15.3 million and $48.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $487.5 million and $373.9 million, respectively. At October 31, 2008, the fair value of all portfolio investments, exclusive of short-term securities, was $490.8 million, with a cost basis of $445.6 million. At October 31, 2008, the fair value and cost basis of Legacy Investments was $20.2 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $470.6 million and $389.7 million, respectively.

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

During the fiscal year ended October 31, 2008, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $5.2 million, SGDA preferred equity interest by $500,000, Foliofn preferred stock by $6.0 million, Tekers common stock by $575,000, Custom Alloy preferred stock by $22.5 million, Velocitius equity interest by $9.6 million, MVC Automotive equity interest by $6.1 million, PreVisor common stock by $1.1 million, Summit common stock by $16.0 million, and Vitality common stock and warrants by approximately $3.4 million. In addition, increases in the cost basis and fair value of the loans to GDC, SP, Harmony, Timberland, Amersham, Marine, BP, Summit, U.S. Gas, WBS, Custom Alloy and the Vitality and Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $5,390,885. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $4.2 million due to a PIK distribution which was treated as a return of capital. Also, during the fiscal year ended October 31, 2008, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $22,000. The Valuation Committee also decreased the fair value of the Company’s investments in Vendio preferred stock by $2.9 million and common stock by $1,000, Vestal common stock by $2.8 million, Octagon’s membership interest by $1.2 million, Amersham second lien notes by approximately $427,000, Henry Company term loan A by approximately $59,000, Total Safety first lien loan by approximately $74,000, BP term loan B by approximately $27,000, MVC Partners equity interest by $200,000 and Timberland’s common stock by $3.4 million and its junior revolving line of credit by $4.0 million during the fiscal year ended October 31, 2008. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK totaling $308,000.

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

Portfolio Companies

During the fiscal year ended October 31, 2009, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2008 and October 31, 2009, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been fair valued at $0.

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

During the fiscal year ended October 31, 2009, the Company invested $375,000 in Amersham in the form of a senior secured loan bearing annual interest of 6% and maturing on December 31, 2009.

During the fiscal year ended October 31, 2009, the Valuation Committee decreased the combined fair value of the loans by approximately $3.1 million.

At October 31, 2009, the notes had a combined outstanding balance and cost of $6.6 million and a combined fair value of $2.8 million. The increase in the outstanding balance and cost of the loan is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest. The Company has reserved in full against the interest accrued on the $2.5 million and $3.8 million note.

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

During the fiscal year ended October 31, 2009, the interest rates increased on term loan A to LIBOR plus 5.75% or Prime Rate plus 4.75%, on term loan B to LIBOR plus 8.75% or Prime Rate plus 7.75%, and on the second lien loan to 16.5%.

During the fiscal year ended October 31, 2009, the Valuation Committee decreased the fair value of the term loan B by approximately $219,000, the term loan A by approximately $255,000, and the second lien loan by approximately $1.3 million.

At October 31, 2009, the loans had a combined cost basis and fair value of $22.6 million and $21.0 million, respectively. The increase in the outstanding balance, cost and fair value of the loans is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

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

During the fiscal year ended October 31, 2009, the Valuation Committee decreased the fair value of the preferred stock by approximately $22.5 million.

At October 31, 2009, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost and fair value of $44,000 and the 1,991 shares of convertible series B preferred stock had a cost and fair value of approximately $10.0 million. The unsecured subordinated loan had an outstanding balance of $12.6 million, a cost of $12.4 million and a fair value of $12.6 million. The increase in the cost basis of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

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

During the fiscal year ended October 31, 2009, the Valuation Committee increased the fair value of the preferred stock by approximately $5.1 million and the common stock by approximately $4.9 million.

At October 31, 2009, the Company’s investment in Dakota Growers consisted of 1,016,195 shares of common stock with a cost of $5.5 million and a fair value of $15.0 million and 1,065,000 shares of convertible preferred stock with a cost of $10.4 million and a fair value of $15.8 million.

Michael Tokarz, Chairman of the Company, serves as a director of Dakota Growers.

DPHI, Inc. (formerly DataPlay, Inc.)

DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.

At October 31, 2008 and October 31, 2009, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.

Endymion Systems, Inc.

Endymion Systems, Inc. (“Endymion”), Oakland, California, a Legacy Investment, is a single source supplier for strategic, web-enabled, end-to-end business solutions designed to help its customers leverage Internet technologies to drive growth and increase productivity.

At October 31, 2008, the Company’s investment in Endymion consisted of 7,156,760 shares of Series A preferred stock with a cost of $7.0 million and a fair value of $0.

During the fiscal year ended October 31, 2009, Endymion was determined to no longer be an operating company. Subsequent to this determination, the Company removed the investment from its books.

As a result, a realized loss of $7.0 million was recognized which was offset by a reduction in unrealized loss by the same amount. Therefore, the net effect of the cancellation of the preferred stock on the Company was zero for the fiscal year ended October 31, 2009.

At October 31, 2009, the Company no longer held any investment in Endymion.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2008, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and fair value of $13.6 million.

During the fiscal year ended October 31, 2009, the Valuation Committee determined to decrease the fair value of the investment by $2.8 million.

At October 31, 2009, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $10.8 million.

Bruce Shewmaker, an officer of the Company, serves as a director of Foliofn.

GDC Acquisitions, LLC d/b/a JDC Lighting, LLC

GDC is the holding company of JDC Lighting, LLC (“JDC”). GDC, New York, New York, is a distributor of commercial lighting and electrical products.

At October 31, 2008, the Company’s investment in GDC consisted of a $3.0 million senior subordinated loan, bearing annual interest at 17% with a maturity date of August 31, 2011. The loan had a principal amount, an outstanding balance and a cost basis of $3.0 million. The loan was fair valued at $3.0 million.

At October 31, 2009, the loan had an outstanding balance and cost of $3.1 million. The loan was fair valued at $3.1 million. The warrant was fair valued at $0. The increase in the outstanding balance, cost and fair value of the loan is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

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

During the fiscal year ended October 31, 2009, the Company invested $3.4 million in Harmony Pharmacy in the form of three demand notes, a $700,000 demand note on November 4, 2008, a $2.2 million demand note on March 3, 2009 and a $500,000 demand note on September 1, 2009. The demand notes have an annual interest rate of 10% with the accrued interest being reserved against.

During the fiscal year ended October 31, 2009, the Valuation Committee determined to decrease the fair value of the common stock by $750,000.

At October 31, 2009, the Company’s equity investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and a fair value of $0. The revolving credit facility had an outstanding balance of $4.8 million, a cost of $4.8 million, and a fair value of $4.0 million. The demand notes had a total outstanding balance of $6.7 million with a cost and fair value of $6.7 million. The increase in the outstanding balance and cost basis of the revolving credit facility is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest. The Company has reserved in full against the interest accrued on the revolving credit facility and the demand notes due to losses related to expansion costs and a decrease in air travel.

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

At October 31, 2009, the loans had a combined outstanding balance, cost basis, and fair value of approximately $3.7 million.

HuaMei Capital Company, Inc.

HuaMei, San Francisco, California, is a Chinese-American, cross border investment bank and advisory company.

At October 31, 2008, the Company’s investment in HuaMei consisted of 500 shares of common stock with a cost and fair value of $2.0 million.

During the fiscal year ended October 31, 2009, the Valuation Committee determined to decrease the fair value of the common stock by $475,000.

At October 31, 2009, the Company’s investment in HuaMei consisted of 500 shares of common stock with a cost of $2.0 million and fair value of $1.5 million.

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

During the fiscal year ended October 31, 2009, the Company received principal payments of approximately $2.6 million on the term loan.

The Company also received a loan amendment fee of approximately $57,000. The interest rate on the term loan was increased to 15.5% from 11.75%.

At October 31, 2009, the loan had an outstanding balance, cost basis and a fair value of approximately $10.4 million.

Lockorder Limited (formerly Safestone Technologies PLC)

Lockorder, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.

At October 31, 2008 and October 31, 2009, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2008 and October 31, 2009, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

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

On September 30, 2009, Marine made a principal payment of $625,000 on its senior subordinated loan.

Net borrowings on the secured revolving note during the fiscal year ended October 31, 2009 were $200,000.

At October 31, 2009, the Company’s senior secured loan had an outstanding balance of $10.8 million, a cost of $10.7 million and a fair value of $10.8 million. The secured revolving note had an outstanding balance, cost and fair value of $900,000. The preferred stock is fair valued at $2.6 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.

MVC Automotive Group B.V.

MVC Automotive, an Amsterdam-based holding company that owns and operates eleven Ford dealerships located in Austria, Belgium, and the Netherlands.

At October 31, 2008, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $34.7 million and a fair value of $41.5 million. The bridge loan, which bears annual interest at 10% and matures on December 31, 2009, had a cost and fair value of $3.6 million. The guarantees for MVC Automotive were equivalent to approximately $15.6 million at October 31, 2008.

During the fiscal year ended October 31, 2009, the Valuation Committee increased the fair value of the equity interest by $5.0 million.

At October 31, 2009, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $34.7 million and a fair value of $46.5 million. The bridge loan had a cost and fair value of $3.6 million. The mortgage guarantees for MVC Automotive were equivalent to approximately $17.4 million at October 31, 2009. These guarantees were taken into account in the valuation of MVC Automotive.

Michael Tokarz, Chairman of the Company, and Christopher Sullivan, a representative of the Company, serve as directors of MVC Automotive.

MVC Partners LLC

MVC Partners, Purchase, New York, a wholly-owned portfolio company, is a private equity firm established primarily to serve as the general partner, managing member or anchor investor of private or other investment vehicles.

At October 31, 2008 the Company’s equity investment in MVC Partners had a cost basis of approximately $333,000 and fair value of approximately $133,000.

During the fiscal year ended October 31, 2009, the Company made an equity investment of approximately $1.1 million in MVC Partners.

During the fiscal year ended October 31, 2009, the Valuation Committee decreased the fair value of the equity interest by $16,000.

At October 31, 2009 the Company’s equity investment in MVC Partners had a cost basis of approximately $1.4 million and fair value of approximately $1.1 million.

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

Net repayments on the revolving line of credit during the fiscal year ended October 31, 2009 were $650,000, resulting in a balance outstanding as of October 31, 2009 of $0.

During the fiscal year ended October 31, 2009, the cost basis of the equity investment was increased by approximately $157,000 because of an allocation in flow through income.

At October 31, 2009, the term loan had an outstanding balance of $5.0 million with a cost of approximately $5.0 million. The loan was fair valued at $5.0 million. The increase in cost basis of the loan is due to the amortization of loan origination fees. The increase was approved by the Company’s Valuation Committee. The revolving line of credit did not have an outstanding balance as of October 31, 2009.

At October 31, 2009, the equity investment had a cost basis of approximately $1.3 million and a fair value of $2.7 million.

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

During the fiscal year ended October 31, 2009, the Valuation Committee decreased the fair value of the common stock by $8.1 million.

At October 31, 2009, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis and fair value of $17.0 million and $9.1 million, respectively, and 13,227 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $40.0 million. The increase in the fair value of the convertible preferred stock of $5.8 million is due to PIK distributions which were treated as a return of capital. This increase was approved by the Company’s Valuation Committee.

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

At October 31, 2009, the Company’s investment in Phoenix Coal consisted of 666,667 shares of common stock which had a cost basis of $500,000 and a market value of $148,000.

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

During the fiscal year ended October 31, 2009, the Valuation Committee decreased the fair value of the common stock by $3.1 million.

At October 31, 2009, the common stock had a cost basis and fair value of $6.0 million and $7.0 million, respectively.

SafeStone Technologies Limited (formerly Safestone Technologies PLC)

SafeStone Limited, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.

At October 31, 2008 and October 31, 2009, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.

Security Holdings, B.V.

Security Holdings is an Amsterdam-based holding company that owns FIMA, a Lithuanian security and engineering solutions company.

At October 31, 2008, the Company’s investment in Security Holdings had a cost and fair value of $28.2 million.

During the fiscal year ended October 31, 2009, the Valuation Committee decreased the fair value of the common equity interest by $18.2 million.

At October 31, 2009, the Company’s investment in Security Holdings had a cost of $28.2 million and a fair value of $10.0 million.

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

At October 31, 2009, the Company’s equity investment had a cost basis and a fair value of $7.5 million. The senior secured loan had an outstanding balance, cost and fair value of $1.5 million.

Christopher Sullivan, a representative of the Company, serves as a director of SGDA Europe.

SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH

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

On August 25, 2009, the Company extended the maturity date of the term loan to August 31, 2012 and received a $50,000 amendment fee.

During the fiscal year ended October 31, 2009, the Valuation Committee determined to increase the fair value of the Company’s preferred equity interest by $500,000 and decrease the common equity interest by $560,000.

At October 31, 2009, the term loan had an outstanding balance of $6.2 million with a cost of $6.2 million. The term loan was fair valued at $6.2 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. These increases were approved by the Company’s Valuation Committee. The common equity interest in SGDA had a cost basis of approximately $439,000 and a fair value of $1. The preferred equity interest had a cost basis of $5.0 million and a fair value of $6.6 million.

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

During the fiscal year ended October 31, 2009, the Valuation Committee increased the fair value of the common stock by $615,000.

At October 31, 2009, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of $3.8 million. The guarantee for Tekers was equivalent to approximately $2.1 million at October 31, 2009. These guarantees were taken into account in the valuation of Tekers.

Sonexis, Inc.

Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.

At October 31, 2008 and October 31, 2009, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been fair valued at $0.

SP Industries, Inc.

SP, Warminster, Pennsylvania, is a designer, manufacturer and marketer of laboratory research and process equipment, glassware and precision glass components and configured-to-order manufacturing equipment.

At October 31, 2008, the Company’s investment in SP consisted of a first lien loan and a second lien loan that had outstanding balances of $1.0 million and $24.7 million, respectively, with a cost basis of approximately $628,000 and $24.2 million, respectively. The first lien loan bears annual interest at LIBOR, with a 2.5% floor, plus 5% and matures on December 28, 2012, and the second lien loan bears annual interest at 15% and matures on December 31, 2013. The first lien loan and second lien loan had fair values of $1.0 million and $24.7 million, respectively.

During the fiscal year ended October 31, 2009, SP made principal payments totaling approximately $96,000 on its first lien loan.

At October 31, 2009, the first lien loan and the second lien loan had outstanding balances of approximately $901,000 and $25.4 million, respectively, with a cost basis of approximately $656,000 and $25.1 million, respectively. The first lien loan and second loan had fair values of approximately $901,000 and $25.4 million, respectively. The increase in cost and fair value of the second lien loan is due to the amortization of loan origination fees and to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Storage Canada, LLC

Storage Canada, Omaha, Nebraska, is a real estate company that owns and develops self-storage facilities throughout the U.S. and Canada.

At October 31, 2008, the Company’s investment in Storage Canada consisted of a term loan with an outstanding balance, cost basis and a fair value of $1.2 million. The borrowing bears annual interest at 8.75% and matures on March 30, 2013.

During the fiscal year ended October 31, 2009, the Company received approximately $106,000 in principal payments on the term loan provided to Storage Canada. The loan commitment to Storage Canada was not renewed in March 2009.

At October 31, 2009, the Company’s investment in Storage Canada had an outstanding balance of $1.1 million and a cost basis and fair value of $1.1 million.

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

During the fiscal year ended October 31, 2009, the Valuation Committee increased the fair value of the common stock by $5.0 million.

At October 31, 2009, the Company’s second lien loan had an outstanding balance of $9.6 million with a cost of $9.5 million. The second lien loan was fair valued at $9.6 million. The 1,115 shares of common stock were fair valued at $38.0 million and had a cost basis of $16.0 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

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

At October 31, 2008, the senior secured loan had a cost and fair value of $1.5 million.

On March 11, 2009 and April 30, 2009, TerraMark made principal payments of $300,000 and $500,000 on its senior secured loan. On July 17, 2009, TerraMark repaid its senior secured loan in full including all accrued interest. The total amount received including all accrued interest was approximately $715,000.

At October 31, 2009, the Company no longer held an investment in TerraMark.

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

During the fiscal year ended October 31, 2009, the Valuation Committee decreased the fair value of the Timberland senior subordinated loan by approximately $7.3 million and junior revolving line of credit by $1.0 million.

During the fiscal year ended October 31, 2009, the Company realized a loss on Timberland of approximately $18.1 million. The Company received no proceeds from Timberland and Timberland has been removed from the Company’s portfolio. The Valuation Committee previously decreased the fair value of the Company’s investment in Timberland to zero and as a result, the realized loss was offset by the reduction in unrealized losses.

At October 31, 2009, the Company no longer held an investment in Timberland.

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

On December 31, 2008, March 31, 2009, June 30, 2009, and September 30, 2009, Total Safety made principal payments of $2,500 on each date on its first lien loan.

At October 31, 2009, the loans had a combined outstanding balance and cost basis of $4.5 million. The loan assignments were fair valued at $4.4 million.

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

During the fiscal year ended October 31, 2009, the Valuation Committee decreased the fair value of the membership interest by $2.6 million. The Company also received a return of capital distribution from Turf of approximately $286,000.

At October 31, 2009, the mezzanine loan had an outstanding balance, cost basis and a fair value of $8.1 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The junior revolving note had an outstanding balance and fair value of $1.0 million. The membership interest has a cost of $3.5 million and a fair value of $3.2 million. The warrant was fair valued at $0.

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

On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company will earn one-time fee income of approximately $1.2 million and will be recognizing $1.0 million in fee income over the life of the guarantee. The cash collateral has since been released as the letter of credit has expired.

Net repayments on the senior credit facility were approximately $4.9 million, resulting in no balance outstanding at October 22, 2009. On October 22, 2009, the Company participated the revolving credit facility to another lender. The Company agreed to guarantee the $10 million credit facility under certain circumstances related to an event of default.

During the fiscal year ended October 31, 2009, the Valuation Committee determined to increase the fair value of the convertible Series I preferred stock by $53.6 million and convertible Series J preferred stock by $1.6 million.

At October 31, 2009, the second lien loan had an outstanding balance of $8.3 million with a cost of $8.1 million and a fair value of $8.3 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. There was no amount outstanding on the senior credit facility. The convertible Series I preferred stock had a fair value of $58.9 million and a cost of $500,000, and the convertible Series J preferred stock had a fair value of $1.9 million and a cost of $0.

Puneet Sanan and Shivani Khurana, representatives of the Company, serve as Chairman and director, respectively, of U.S. Gas.

Velocitius B.V.

Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.

At October 31, 2008, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $21.0 million. There was no amount outstanding on Line I, which expired on October 31, 2009 and bears annual interest at 8%, and Line II, which expires on April 30, 2010 and bears annual interest at 8%.

During the fiscal year ended October 31, 2009, the Valuation Committee increased the fair value of the Company’s equity investment by $2.2 million.

At October 31, 2009, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $23.2 million.

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

During the fiscal year ended October 31, 2009, the Valuation Committee decreased the fair value of the preferred stock by $2.1 million and the common stock by approximately $5,000.

At October 31, 2009, the Company’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were fair valued at $4.5 million, $9,687 for the common stock and approximately $4.5 million for the Series A preferred stock.

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

During the fiscal year ended October 31, 2009, the Valuation Committee increased the fair value of the common stock by $650,000.

At October 31, 2009, the senior subordinated promissory note, which bears annual interest at 12% and matures on April 29, 2011, had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock of Vestal that had a cost basis of approximately $1.9 million were fair valued at $1.6 million.

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

During the fiscal year ended October 31, 2009, the Valuation Committee increased the fair value of the common stock by $260,300 and the warrants by $100,000.

At October 31, 2009, the investment in Vitality consisted of 556,472 shares of common stock at a cost of $5.6 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $11.0 million. The increase in the cost and fair value of the Series A convertible preferred stock is due to the capitalization of “payment in kind” dividends. These increases were approved by the Company’s Valuation Committee. The common stock, Series A convertible preferred stock and warrants were fair valued at $10.1 million, $13.9 million and $3.8 million, respectively.

Peter Seidenberg, Chief Financial Officer of the Company, serves as a director of Vitality.

Please see “Subsequent Events” below for subsequent events relating to Vitality.

WBS Carbons Acquisitions Corp.

WBS, Middletown, New York, is a manufacturer of antiperspirant actives and water treatment chemicals.

At October 31, 2008, the bridge loan had an outstanding balance, cost and fair value of $1.7 million. The bridge loan bears annual interest at 6% and matures on December 30, 2011.

At October 31, 2009, the bridge loan had an outstanding balance, cost and fair value of $1.8 million. The increase in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of WBS.

Liquidity and Capital Resources

At October 31, 2009, the Company had investments in portfolio companies totaling $502.8 million. Also, at October 31, 2009, the Company had investments in cash and cash equivalents totaling approximately $1.0 million. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.

During the fiscal year ended October 31, 2009, the Company made six follow-on investments in four existing portfolio companies committing capital totaling $6.3 million. The Company invested $3.4 million in Harmony Pharmacy in the form of three demand notes, a $700,000 demand note on November 4, 2008, a $2.2 million demand note on March 3, 2009 and a $500,000 demand note on September 1, 2009. The demand notes have an annual interest rate of 10% with the accrued interest being reserved against. On June 23, 2009, the Company invested $1.5 million in SGDA Europe in the form of a senior secured loan. The loan has an annual interest rate of 10% and a maturity date of June 23, 2012. On July 14, 2009 and September 1, 2009, the Company invested a combined $375,000 in Amersham in the form of a senior secured loan bearing annual interest of 6% and maturing on December 31, 2009. The Company also made an equity investment of approximately $1.0 million in MVC Partners during the fiscal year ended October 31, 2009.

Current balance sheet resources, which include the additional cash resources from the Credit Facilities, are believed to be sufficient to finance current commitments. Current commitments include:

Commitments to/for Portfolio Companies:

At October 31, 2009, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at October 31, 2009

Marine Revolving Loan Facility	$2.0 million	$900,000
Octagon Revolving Credit Facility	$7.0 million	—
Harmony Pharmacy Revolving Credit Facility	$4.0 million	$4.0 million
Velocitius Revolving Line II	$650,000	—
Tekers Guarantee	$2.1 million	—
U.S. Gas Revolving Credit Facility Guarantee	$10.0 million	—
MVC Automotive Guarantee	$9.6 million	—
MVC Automotive Guarantee	$5.9 million	—
Turf Junior Revolver	$1.0 million	$1.0 million
MVC Automotive Guarantee	$1.9 million	—
U.S. Gas Guarantee	$10.0 million	—

Total	$54.2 million	$5.9 million

On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.

On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment was for one year, but may be renewed annually with the consent of both parties. The commitment was not renewed in March 2009. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2008, the outstanding balance of the loan commitment was approximately $1.2 million. Net repayments during the fiscal year ended October 31, 2009 were approximately $106,000, resulting in a balance of approximately $1.1 million at such date.

On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. As of October 31, 2008, the outstanding balance of the secured revolving loan facility was $700,000. Net borrowings during the fiscal year ended October 31, 2009 were $200,000, resulting in a balance of $900,000 at such date.

On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2008 the outstanding balance of the revolving credit facility provided to Octagon was $650,000. Net repayments during the fiscal year ended October 31, 2009 were $650,000, resulting in no balance outstanding on that date.

On October 30, 2006, the Company provided Velocitius a $260,000 revolving line of credit (“Line I”). Line I expired on October 31, 2009 and had an annual interest at 8%. At October 31, 2009, the revolving line of credit is no longer a commitment of the Company.

On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. At October 31, 2008 and October 31, 2009, the outstanding balance of the revolving credit facility was $4.0 million.

On May 1, 2007, the Company provided Velocitius a $650,000 revolving line of credit (“Line II”). Line II expires on April 30, 2010 and bears annual interest at 8%. There was no amount outstanding on Line II at October 31, 2008 and October 31, 2009.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.1 million at October 31, 2009.

On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility to U.S. Gas. The revolving senior credit facility bears annual interest at LIBOR plus 6% or Prime plus 4.5%, which is at U.S. Gas’ discretion. The Company receives a fee of 0.50% on the unused portion of the revolving senior credit facility. The revolving senior credit facility expires on July 26, 2010. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the revolving senior credit facility with a LIBOR based borrowing rate for a period of two years. This portion of the revolving senior credit facility had a balance of approximately $571,000 at October 31, 2008. Net repayments for this portion of the credit facility were approximately $571,000, resulting in no balance outstanding at October 22, 2009. The balance of the remaining portion of the senior credit facility at October 31, 2008 was approximately $4.4 million. Net repayments on this portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were approximately $4.4 million, resulting in no balance outstanding at October 22, 2009. On October 22, 2009, the Company participated the revolving credit facility to Amzak Capital Management, LLC. The Company agreed to guarantee the $10 million credit facility under certain circumstances related to an event of default. At October 31, 2009, the revolving senior credit facility is no longer a commitment of the Company.

On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $9.6 million at October 31, 2009.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.9 million at October 31, 2009) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2008 and October 31, 2009, the outstanding balance of the secured junior revolving note was $1.0 million.

On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruna (“CZK”) mortgage for MVC Automotive, equivalent to approximately $1.9 million at October 31, 2009.

On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. The cash collateral has since been released as the letter of credit has expired. For sponsoring and providing this credit support, the Company will earn one-time fee income of approximately $1.2 million and will be recognizing $1.0 million in fee income over the life of the guarantee.

Commitments of the Company:

Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers, which has since been amended and restated (the “Advisory Agreement”) and described in Note 4. Management, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue.

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (“Credit Facility I”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2008, there was $50.0 million in term debt and $19.0 million in revolving credit on Credit Facility I outstanding. During the fiscal year ended October 31, 2009, the Company’s net repayments on Credit Facility I were $6.7 million. As of October 31, 2009, there was $50.0 million in term debt and $12.3 million outstanding on the revolving credit facility. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. Credit Facility I will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility I will be due and payable. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.

On April 24, 2008, the Company entered into a two-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). There was no amount outstanding on Credit Facility II as of October 31, 2008 and October 31, 2009. Credit Facility II provides financing to the Company in addition to the Company’s existing $100 million Credit Facility I with Guggenheim. Proceeds from borrowings made under Credit Facility II are used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 50 basis points. In addition, the Company is also subject to an annual utilization fee of 25 basis points for the amount of Credit Facility II that is outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities whose purchase has been approved by BB&T.

Please see “Business Risks — We may be unable to meet our covenant obligations under our credit facility or renew such facility, which could adversely affect our business” for a risk factor relating to the Company’s credit facilities.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

A summary of our contractual payment obligations as of October 31, 2009 is as follows:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Term Debt Portion of Credit Facility	$50,000,000	$50,000,000	N/A	N/A	N/A
Total Debt	$50,000,000	$50,000,000	N/A	N/A	N/A

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, codified in FASB ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted ASC 855 in the third quarter of 2009 and evaluated all events or transactions through December 21, 2009.

Since October 31, 2009, net borrowings on Credit Facility I were $2.7 million.

On November 2, 2009 and November 24, 2009, Marine borrowed $300,000 on its secured revolving note.

On November 19, 2009, the Company announced that Vitality had signed a definitive agreement to sell their North American operation to Nestlé Professional, a globally managed business dedicated to the out of home food and beverage market, for cash. The acquisition is expected to close shortly after receiving various regulatory approvals and the satisfaction of other customary closing conditions and contingencies. The acquisition price has not been publicly disclosed. Vitality’s European operations, a small portion of Vitality, will not be sold as part of this transaction. The anticipated gross proceeds to the Company resulting from this transaction (excluding the value of the escrow and European operations) are expected to be slightly less than the Company’s carrying value as of October 31, 2009 for its entire investment in Vitality. Since the value of the escrow and Vitality’s European operations will be determined at the time of closing, it is anticipated that the final value will exceed the October 31, 2009 carrying value.

On December 1, 2009, Harmony’s revolving credit facility with an outstanding balance of $4.8 million matured. As of the date of this filing, the Company is in ongoing discussions with Harmony regarding this facility. These discussions include potentially extending the facility, refinancing the facility and/or converting all or a portion of the facility to a form of equity.

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

Recent Accounting Pronouncements — In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative Generally Accepted Accounting Principles (“GAAP”) in

the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All of the contents of the Codification carries the same level of authority and the GAAP hierarchy has been modified to include only two levels of GAAP, authoritative and nonauthoritative. The requirements of ASC 105 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the requirements of ASC 105 for the fiscal year ended October 31, 2009.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is codified in FASB ASC 820-10-65, (“ASC 820-10-65”). ASC 820 provides enhanced guidance for using fair value to measure assets and liabilities. ASC 820 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. We adopted ASC 820 on November 1, 2008. ASC 820-10-65 provides guidance on how to determine the fair value of assets under ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. ASC 820-10-65 states that a transaction price that is associated with a transaction that is not orderly is not determinative of fair value or market-participant risk premiums and companies should place little, if any, weight (compared with other indications of fair value) on transactions that are not orderly when estimating fair value or market risk premiums. ASC 820-10-65 is effective for periods ending after June 15, 2009. The adoption of ASC 820-10-65 has not had a material effect on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is codified in FASB ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted ASC 855 in the third quarter of 2009 and evaluated all events or transactions through December 21, 2009 (see Note 15, Subsequent Events).

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities — an interpretation of ARB No. 51, which is codified in FASB ASC 810, Consolidation (“ASC 810”), and changes the way entities account for securitizations and special purpose entities as a result of the elimination of “qualifying special-purpose entity” (“QSPE”) concept in SFAS No. 166. SFAS No. 167 does not amend the ASC 810 exception that investments accounted for at fair value in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies, codified in FASB ASC 946, Financial Services — Investment Companies (“ASC 946”), are not subject to the requirements of ASC 810. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited.

Tax Status and Capital Loss Carryforwards — As a RIC, the Company is not subject to federal income tax to the extent that it distributes all of its investment company taxable income and net realized capital gains for its taxable year (see Notes 12 and 13. “Notes to Consolidated Financial Statements”). This allows us to attract different kinds of investors than other publicly held corporations. The Company is also exempt from excise tax if it distributes at least 98% of its ordinary income and capital gains during each calendar year. At October 31, 2008, the Company had a net capital loss carryforward of $4,759,142. During fiscal year 2009, the Company’s capital loss carryforwards increased by $25,229,207. On October 31, 2009, the Company had a net capital loss carryforward of $29,988,349 of which $1,463,592 will expire in the year 2012, $3,295,550 will expire in the year 2013, and $25,299,207 will expire in the year 2017. To the extent future capital gains are utilized by capital loss carryforwards, such gains need not be distributed.

Capital loss carryforwards may be subject to additional limitations. As of October 31, 2009, the Company also had net unrealized capital losses of approximately $74.3 million.

Valuation of Portfolio Securities — ASC 820 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The price used to measure the fair value is not adjusted for transaction costs while the cost basis of our investments may include initial transaction costs. Under ASC 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under ASC 820, it is assumed that the reporting entity has access to the market as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market. Pursuant to the requirements of the 1940 Act and in accordance with ASC 820, we value our portfolio securities at their current market values or, if market quotations are not readily available, at their estimates of fair values. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with our Valuation Procedures adopted by the board of directors which are consistent with ASC 820. As permitted by the SEC, the board of directors has delegated the responsibility of making fair value determinations to the Valuation Committee, subject to the board of directors’ supervision and pursuant to our Valuation Procedures. Our board of directors may also hire independent consultants to review our Valuation Procedures or to conduct an independent valuation of one or more of our portfolio investments.

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

At October 31, 2009, approximately 98.43% of our total assets represented portfolio investments recorded at fair value (“Fair Value Investments”).

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

ASC 820 provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy which prioritizes information used to measure value. In determining fair value, the Valuation Committee uses the level 3 inputs referenced in ASC 820.

The fair value measurement under ASC 820 also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the Company would sell or transfer the asset with the greatest volume and level of activity for the asset. If no market for the asset exists or if the Company does not have access to the principal market, the Company will use a hypothetical market.

If a security is publicly traded, the fair value is generally equal to market value based on the closing price on the principal exchange on which the security is primarily traded.

For equity securities of portfolio companies, the Valuation Committee, using guideline provided by ASC 820, estimates the fair value based on the market approach with value then attributed to equity or equity like securities using the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology. Under the Enterprise Value Waterfall valuation methodology, the Valuation Committee estimates the enterprise fair value of the portfolio company and then waterfalls the enterprise value over the portfolio company’s securities in order of their preference relative to one another. To assess the enterprise value of the portfolio company, the Valuation Committee weighs some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing assets may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing assets, the Valuation Committee may estimate the liquidation or collateral value of the portfolio company’s assets. The Valuation Committee also takes into account historical and anticipated financial results.

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

For non-Control Companies, consistent with ASC 820, the Valuation Committee considers a hypothetical secondary market as the principal market in which it would sell investments in those companies.

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”), codified in ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Company did not incur any interest or penalties.

Reclassifications — Certain amounts from prior years have been reclassified to conform to the current year presentation.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represented approximately 98.43% of the Company’s total assets at October 31, 2009. As discussed in Note 9 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and, as such, are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company’s investments in short-term securities may be in either 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. If the Company’s cash balances are not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, they are swept into designated money market accounts.

For a more complete description of the risk factors impacting an investment in our securities, including risk factors relating to market risks, please see item 1A, “Risk Factors,” beginning on page 15.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	October 31,	October 31,
	2009	2008

ASSETS
Assets
Cash and cash equivalents	$1,007,873	$12,764,465
Investments at fair value
Non-control/Non-affiliated investments (cost $122,320,550 and $124,471,466)	85,451,605	95,781,109
Affiliate investments (cost $141,186,185 and $138,694,946)	210,519,609	181,092,250
Control investments (cost $159,287,686 and $182,433,350)	206,832,059	213,930,758

Total investments at fair value (cost $422,794,421 and $445,599,762 )	502,803,273	490,804,117
Dividends, interest and fees receivable, net of reserve	5,385,333	2,641,994
Prepaid expenses	1,271,353	2,297,434
Prepaid taxes	377,883	759,025
Deferred tax, net of allowance	—	1,443,765

Total assets	$510,845,715	$510,710,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Revolving credit facility	$12,300,000	$19,000,000
Term loan	50,000,000	50,000,000
Provision for incentive compensation (Note 5)	19,511,147	15,794,295
Management fee payable	2,560,120	2,485,580
Other accrued expenses and liabilities	1,300,490	1,106,256
Professional fees	650,981	425,035
Consulting fees	67,278	28,822

Total liabilities	86,390,016	88,839,988

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 24,297,087 and 24,297,087 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	429,400,261	429,400,261
Accumulated earnings	34,768,686	30,144,990
Dividends paid to stockholders	(57,087,927)	(45,425,325)
Accumulated net realized loss	(30,113,755)	(4,933,051)
Net unrealized appreciation	80,008,852	45,204,355
Treasury stock, at cost, 4,007,361 and 4,007,361 shares held, respectively	(32,803,462)	(32,803,462)

Total shareholders’ equity	424,455,699	421,870,812

Total liabilities and shareholders’ equity	$510,845,715	$510,710,800

Net asset value per share	$17.47	$17.36

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
October 31, 2009

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments - 20.13% (a, c, f, g)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d, j)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision - Machined Components	Senior Secured Loan 6.0000%, 12/31/2009 (h)	$375,000	375,000	375,000
		Second Lien Seller Note 10.0000%, 06/29/2010 (h, i)	2,473,521	2,473,521	775,000
		Second Lien Seller Note 17.0000%, 06/30/2013 (b, h, i)	3,793,841	3,793,841	1,625,000

				6,642,362	2,775,000

BP Clothing, LLC	Apparel	Second Lien Loan 16.5000%, 07/18/2012 (b, h)	18,778,308	18,617,403	17,503,916
		Term Loan A 6.0000%, 07/18/2011 (h)	1,987,500	1,973,763	1,719,388
		Term Loan B 9.0000%, 07/18/2011 (h)	2,000,000	1,987,208	1,742,004

				22,578,374	20,965,308

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d, j)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d, j)		15,000,000	10,790,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (b, h)	3,096,252	3,096,252	3,096,252
		Warrants (d)		—	—

				3,096,252	3,096,252

Henry Company	Building Products / Specialty Chemicals	Term Loan A 3.7429%, 04/06/2011 (h)	1,709,921	1,709,921	1,650,642
		Term Loan B 7.9929%, 04/06/2011 (h)	2,000,000	2,000,000	2,000,000

				3,709,921	3,650,642

Innovative Brands, LLC	Consumer Products	Term Loan 15.5000%, 09/25/2011 (h)	10,414,976	10,414,976	10,414,976

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d, j)		3,750,000	—

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (666,667 shares) (d)		500,000	148,000

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d, j)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 7.5000%, 12/28/2012 (h)	901,435	656,357	901,435
		Second Lien Loan 15.0000%, 12/31/2013 (b, h)	25,443,638	25,092,905	25,443,638

				25,749,262	26,345,073

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,108,500	1,111,347	1,108,500

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 3.0038%, 12/08/2012 (h)	972,500	972,500	898,058
		Second Lien Seller Note 6.7538%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,472,500	4,398,058

WBS Carbons Acquisitions Corp.	Specialty Chemicals	Bridge Loan 6.0000%, 12/30/2011 (h)	1,759,796	1,759,796	1,759,796

Sub Total Non-control/Non-affiliated investments				122,320,550	85,451,605

Affiliate investments — 49.60% (a, c, f, g)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b, h)	12,648,338	12,406,499	12,648,338
		Convertible Series A Preferred Stock (9 shares)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares)		9,956,000	9,956,000

				22,406,499	22,648,338

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	15,044,698
		Convertible Preferred Stock (1,065,000 shares)		10,357,500	15,767,252

				15,879,242	30,811,950

Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Revolving Credit Facility 10.0000%, 12/01/2009 (b, h)	4,755,060	4,755,060	4,000,000
		Demand Note 10.0000% (h, i)	500,000	500,000	500,000
		Demand Note 10.0000% (h, i)	700,000	700,000	700,000
		Demand Note 10.0000% (h, i)	3,300,000	3,300,000	3,300,000
		Demand Note 10.0000% (h, i)	2,200,000	2,200,000	2,200,000
		Common Stock (2,000,000 shares) (d)		750,000	—

				12,205,060	10,700,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	1,525,000

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)
October 31, 2009

Company	Industry	Investment	Principal	Cost	Fair Value

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	$10,765,878	$10,667,415	$10,765,878
		Secured Revolving Note 1.2463%, 06/30/2013 (h)	900,000	900,000	900,000
		Convertible Preferred Stock (20,000 shares) (b)		2,581,699	2,581,699

				14,149,114	14,247,577

Octagon Credit Investors, LLC	Financial Services	Term Loan 4.4963%, 12/31/2011 (h)	5,000,000	4,971,138	5,000,000
		Limited Liability Company Interest		1,289,178	2,744,083

				6,260,316	7,744,083

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	7,000,000

Security Holdings, B.V.	Electrical Engineering	Common Stock (900 shares) (d, e)		28,154,200	10,000,000

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		7,450,000	7,450,000
		Senior Secured Loan 10.0000%, 6/23/2012 (e, h)	1,500,000	1,500,000	1,500,000

				8,950,000	8,950,000

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	8,263,979	8,143,804	8,263,979
		Convertible Series I Preferred Stock (32,200 shares) (d)		500,000	58,907,092
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	1,921,570

				8,643,804	69,092,641

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (d)		5,564,716	10,089,957
		Preferred Stock (1,000,000 shares) (b, h)		10,973,234	13,875,005
		Warrants (d)		—	3,835,058

				16,537,950	27,800,020

Sub Total Affiliate investments				141,186,185	210,519,609

Control Investments — 48.73% (a, c, f, g)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		34,736,939	46,500,000
		Bridge Loan 10.0000%, 12/31/2009 (e, h)	3,643,557	3,643,557	3,643,557

				38,380,496	50,143,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		1,350,253	1,133,729

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	9,100,000
		Series A Convertible Preferred Stock (13,227 shares) (b, h)		30,000,000	40,010,429

				47,000,000	49,110,429

SGDA Sanierungsgesellschaft	Soil Remediation	Term Loan 7.0000%, 08/31/2012 (e, h)	6,187,350	6,187,350	6,187,350
fur Deponien und Altlasten GmbH		Common Equity Interest (d, e)		438,551	1
		Preferred Equity Interest (d, e)		5,000,000	6,600,000

				11,625,901	12,787,351

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	3,790,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012 (b, h)	9,596,177	9,479,142	9,596,177
		Common Stock (1,115 shares) (d)		16,000,000	38,000,000

				25,479,142	47,596,177

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	8,149,021	8,136,884	8,149,021
		Junior Revolving Note 6.0000%, 5/1/2011 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	3,221,794
		Warrants (d)		—	—

				12,672,578	12,370,815

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	23,200,000

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d, j)		5,500,000	9,687
		Preferred Stock (6,443,188 shares) (d, j)		1,134,001	4,490,314

				6,634,001	4,500,001

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	1,600,000

				2,450,000	2,200,000

Sub Total Control Investments				159,287,686	206,832,059

TOTAL INVESTMENT ASSETS — 118.46% (f)				$422,794,421	$502,803,273

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)
October 31, 2009

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $424,455,699 as of October 31, 2009.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

(j)	Legacy Investments.

—	Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
October 31, 2008

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments — 22.70% (a, c, f, g)

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

Affiliate investments — 42.93% (a, c, f, g)

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

MVC Capital, Inc.

Consolidated Schedule of Investments
October 31, 2008 — (Continued)

Company	Industry	Investment	Principal	Cost	Fair Value

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		$5,521,742	$10,161,950
		Convertible Preferred Stock (1,065,000 shares) (d)		10,357,500	10,650,000

				15,879,242	20,811,950

Endymion Systems, Inc.	Technology Investments	Preferred Stock (7,156,760 shares) (d)		7,000,000	—

Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Revolving Credit Facility 10.0000%, 12/01/2009 (b, h)	$4,307,850	4,307,850	4,000,000
		Demand Note 10.0000% (h, i)	3,300,000	3,300,000	3,300,000
		Common Stock (2,000,000 shares) (d)		750,000	750,000

				8,357,850	8,050,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	2,000,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	10,940,457	10,806,757	10,940,457
		Secured Revolving Note 4.7038%, 06/30/2013 (h)	700,000	700,000	700,000
		Convertible Preferred Stock (20,000 shares) (b)		2,385,091	2,385,091

				13,891,848	14,025,548

Octagon Credit Investors, LLC	Financial Services	Term Loan 7.9538%, 12/31/2011 (h)	5,000,000	4,957,803	5,000,000
		Revolving Line of Credit 7.9538%, 12/31/2011 (h)	650,000	650,000	650,000
		Limited Liability Company Interest		1,132,437	2,587,342

				6,740,240	8,237,342

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	10,100,000

Security Holdings, B.V.	Electrical Engineering	Common Equity Interest (d, e)		28,154,200	28,154,200

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	7,856,322	7,692,195	7,856,322
		Senior Credit Facility 8.5000% 07/26/2010 (h)	4,368,340	4,368,340	4,368,340
		Senior Credit Facility 9.7200% 07/26/2010 (h)	571,429	571,429	571,429
		Convertible Series I Preferred Stock (32,200 shares) (d)		500,000	5,300,000
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	350,000

				13,131,964	18,446,091

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (d)		5,564,716	9,829,657
		Preferred Stock (1,000,000 shares) (b, h)		10,300,633	13,202,404
		Warrants (d)		—	3,735,058

				15,865,349	26,767,119

Sub Total Affiliate investments				138,694,946	181,092,250

Control Investments — 50.71% (a, c, f, g)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		34,736,939	41,500,000
		Bridge Loan 10.0000%, 12/31/2008 (e, h)	3,643,557	3,643,557	3,643,557

				38,380,496	45,143,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		332,698	132,698

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	17,200,000
		Series A Convertible Preferred Stock (11,306 shares) (b, h)		30,000,000	34,201,081

				47,000,000	51,401,081

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		7,450,000	7,450,000

SGDA Sanierungsgesellschaft	Soil Remediation	Term Loan 7.0000%, 08/25/2009 (e, h)	6,187,350	6,129,434	6,129,434
fur Deponien und Altlasten GmbH		Common Equity Interest (d, e)		438,551	560,000
		Preferred Equity Interest (d, e)		5,000,000	6,100,000

				11,567,985	12,789,434

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
October 31, 2008 — (Continued)

Company	Industry	Investment	Principal	Cost	Fair Value

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		$2,300,000	$3,175,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/31/2013 (b, h)	$8,940,592	8,793,022	8,940,592
		Common Stock (1,115 shares) (d)		16,000,000	33,000,000

				24,793,022	41,940,592

Timberland Machines & Irrigation, Inc.	Distributor — Landscaping and	Senior Subordinated Debt 14.5500%, 08/04/2009 (b, h)	7,250,271	7,234,799	7,250,271
	Irrigation Equipment	Junior Revolving Line of Credit 12.5000%, 07/07/2009 (h, i)	5,000,000	5,000,000	1,000,000
		Common Stock (542 shares) (d)		5,420,291	—
		Warrants (d)		—	—

				17,655,090	8,250,271

Turf Products, LLC	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	7,676,330	7,652,949	7,676,330
		Junior Revolving Note 6.0000%, 05/01/2011 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,821,794	5,821,794
		Warrants (d)		—	—

				12,474,743	14,498,124

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	21,000,000

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d, j)		5,500,000	14,447
		Preferred Stock (6,443,188 shares) (d, j)		1,134,001	6,585,554

				6,634,001	6,600,001

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	950,000

				2,450,000	1,550,000

Sub Total Control Investments				182,433,350	213,930,758

TOTAL INVESTMENT ASSETS — 116.34% (f)				$445,599,762	$490,804,117

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $421,870,812 as of October 31, 2008.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

(j)	Legacy Investments.

—	Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2009	October 31, 2008	October 31, 2007

Operating Income:
Dividend income
Affiliate investments	$2,459,914	$3,505,332	$469,037

Total dividend income	2,459,914	3,505,332	469,037

Interest income
Non-control/Non-affiliated investments	10,294,769	11,608,730	12,091,574
Affiliate investments	5,070,990	5,838,181	5,011,527
Control investments	3,929,470	5,095,015	5,254,144

Total interest income	19,295,229	22,541,926	22,357,245

Fee income
Non-control/Non-affiliated investments	621,252	1,037,745	921,311
Affiliate investments	2,615,151	1,022,733	1,671,940
Control investments	862,253	1,552,257	1,157,022

Total fee income	4,098,656	3,612,735	3,750,273

Other income	254,945	366,818	373,912

Total operating income	26,108,744	30,026,811	26,950,467

Operating Expenses:
Management fee	9,843,427	8,989,491	7,034,287
Incentive compensation (Note 5)	3,716,852	10,822,127	10,813,362
Interest and other borrowing costs	3,127,594	4,463,822	4,859,429
Other expenses	904,695	791,789	500,288
Audit fees	659,400	473,500	345,000
Legal fees	594,000	938,000	468,000
Insurance	377,400	379,725	408,606
Administration	290,362	330,680	287,573
Directors fees	272,100	249,300	234,000
Printing and postage	178,875	195,245	107,700
Consulting fees	164,700	162,600	111,500
Public relations fees	77,800	98,600	95,701

Total operating expenses	20,207,205	27,894,879	25,265,446

Net operating income before taxes	5,901,539	2,131,932	1,685,021

Tax (Benefit) Expenses:
Deferred tax (benefit)	1,443,765	(640,482)	(255,163)
Current tax (benefit) expense	(66,946)	(295,914)	(119,529)

Total tax (benefit) expense	1,376,819	(936,396)	(374,692)

Net operating income	4,524,720	3,068,328	2,059,713

Net Realized and Unrealized Gain (Loss) on Investments and Foreign Currency:
Net realized gain (loss) on investments and foreign currency
Non-control/Non-affiliated investments	(324)	(36,140)	(73,842)
Affiliate investments	(7,000,000)	1,116,952	451,461
Control investments	(18,081,404)	283,118	66,516,647
Foreign currency	—	54,211	49,279

Total net realized gain (loss) on investments and foreign currency	(25,081,728)	1,418,141	66,943,545
Net change in unrealized appreciation (depreciation) on investments	34,804,497	59,465,174	(3,301,612)

Net realized and unrealized gain on investments and foreign currency	9,722,769	60,883,315	63,641,933

Net increase in net assets resulting from operations	$14,247,489	$63,951,643	$65,701,646

Net increase in net assets per share resulting from operations	$0.59	$2.63	$2.92

Dividends declared per share	$0.48	$0.48	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2009	October 31, 2008	October 31, 2007

Cash flows from Operating Activities:
Net increase in net assets resulting from operations	$14,247,489	$63,951,643	$65,701,646
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Realized (gain) loss	25,081,728	(1,418,141)	(66,943,545)
Net change in unrealized (appreciation) depreciation	(34,804,497)	(59,465,174)	3,301,612
Amortization of discounts and fees	(73,434)	(103,428)	(93,902)
Increase in accrued payment-in-kind dividends and interest	(6,354,807)	(5,390,885)	(2,850,999)
Increase in allocation of flow through income	(156,742)	(22,067)	(216,275)
Changes in assets and liabilities:
Dividends, interest and fees receivable	(2,743,339)	463,106	(1,487,589)
Prepaid expenses	1,026,081	151,427	184,720
Prepaid taxes	381,142	(530,866)	(228,159)
Deferred tax	1,443,765	(640,482)	(255,163)
Deposits	—	25,156	94,844
Other assets	—	20,993	33,803
Incentive compensation (Note 5)	3,716,852	(2,081,201)	10,703,144
Other Liabilities	533,176	490,939	637,797
Purchases of equity investments	(1,017,554)	(79,196,164)	(57,357,976)
Purchases of debt instruments	(11,652,248)	(77,940,026)	(114,538,723)
Purchases of short term investments	—	(49,881,375)	(9,902,105)
Proceeds from equity investments	286,100	7,312,817	83,022,172
Proceeds from debt instruments	16,692,298	104,614,110	52,303,760
Sales/maturities of short term investments	—	49,853,750	10,000,000

Net cash provided (used) by operating activities	6,606,010	(49,785,868)	(27,890,939)

Cash flows from Financing Activities:
Issuance of common stock	—	—	83,825,625
Offering expenses	—	—	(5,431,091)
Distributions to shareholders paid	(11,662,602)	(11,177,600)	(11,992,785)
Net borrowings under (repayments on) revolving credit facility	(6,700,000)	(11,000,000)	(20,000,000)

Net cash provided (used) by financing activities	(18,362,602)	(22,177,600)	46,401,749

Net change in cash and cash equivalents for the year	(11,756,592)	(71,963,468)	18,510,810

Cash and cash equivalents, beginning of year	12,764,465	84,727,933	66,217,123

Cash and cash equivalents, end of year	$1,007,873	$12,764,465	$84,727,933

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc

Consolidated Statements of Cash Flows — (continued)

During the year ended October 31, 2009, 2008 and 2007 MVC Capital, Inc. paid $2,307,884, $3,891,709 and $4,759,794, in interest expense, respectively.

During the year ended October 31, 2009, 2008 and 2007 MVC Capital, Inc. paid $0, $350,000 and $144,603 in income taxes, respectively.

Non-cash activity:

During the years ended October 31, 2009, 2008 and 2007, MVC Capital, Inc. recorded payment-in-kind dividend and interest income of $6,354,807, $5,390,885 and $2,850,999, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the years ended October 31, 2009, 2008 and 2007, MVC Capital, Inc. was allocated $254,945, $363,763 and $368,347, respectively, in flow-through income and $0, $24,130 and $0 respectively, in capital gains from its equity investment in Octagon Credit Investors, LLC. Of these amounts, $98,203, $365,826 and $152,072, respectively, was received in cash and the balance of $156,742, $22,067 and $216,275 respectively, was undistributed and therefore increased the cost of the investment. The fair value was then increased by $156,742, $22,067 and $216,275 respectively, by the Company’s Valuation Committee.

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

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2009	October 31, 2008	October 31, 2007

Operations:
Net operating income	$4,524,720	$3,068,328	$2,059,713
Net realized gain (loss) on investments and foreign currencies	(25,081,728)	1,418,141	66,943,545
Net change in unrealized appreciation (depreciation) on investments	34,804,497	59,465,174	(3,301,612)

Net increase in net assets from operations	14,247,489	63,951,643	65,701,646

Shareholder Distributions:
Distributions to shareholders	(11,662,602)	(11,660,691)	(12,171,688)

Net decrease in net assets from shareholder distributions	(11,662,602)	(11,660,691)	(12,171,688)

Capital Share Transactions:
Issuance of common stock	—	—	83,825,625
Offering expenses	—	—	(5,431,091)
Reissuance of treasury stock in lieu of cash dividend	—	483,091	178,903

Net increase in net assets from capital share transactions	—	483,091	78,573,437

Total increase in net assets	2,584,887	52,774,043	132,103,395

Net assets, beginning of year	421,870,812	369,096,769	236,993,374

Net assets, end of year	$424,455,699	$421,870,812	$369,096,769

Common shares outstanding, end of year	24,297,087	24,297,087	24,265,336

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	October 31,	October 31,	October 31,	October 31,	October 31,
	2009	2008	2007	2006	2005

Net asset value, beginning of year	$17.36	$15.21	$12.41	$10.41	$9.40
Gain from operations:
Net operating income	0.19	0.24	0.13	0.20	0.32
Net realized and unrealized gain on investments	0.40	2.39	2.79	2.28	1.13

Total gain from investment operations	0.59	2.63	2.92	2.48	1.45

Less distributions from:
Income	(0.19)	(0.09)	(0.08)	(0.21)	(0.24)
Return of capital	(0.29)	(0.39)	(0.46)	(0.27)	—

Total distributions	(0.48)	(0.48)	(0.54)	(0.48)	(0.24)

Capital share transactions
Anit-dilutive (Dilutive) effect of share issuance	—	—	0.42	—	(0.20)
Anti-dilutive effect of share repurchase program	—	—	—	—	—

Total capital share transactions	—	—	0.42	—	(0.20)

Net asset value, end of year	$17.47	$17.36	$15.21	$12.41	$10.41

Market value, end of year	$9.18	$12.30	$17.06	$13.08	$11.25

Market premium (discount)	(47.45)%	(29.15)%	12.16%	5.40%	8.07%
Total Return — At NAV(a)	3.50%	17.49%	27.39%	24.23%	13.36%
Total Return — At Market(a)	(21.48)%	(25.44)%	35.02%	20.75%	24.38%
Ratios and Supplemental Data:
Net assets, end of year (in thousands)	$424,456	$421,871	$369,097	$236,993	$198,739
Ratios to average net assets:
Expenses excluding tax expense (benefit)	4.88%	7.00%	7.89%	6.78%	3.75%
Expenses including tax expense (benefit)	5.21%	6.77%	7.78%	6.85%	3.69%
Expenses excluding incentive compensation	4.31%	4.05%	4.40%	4.03%	3.05%
Expenses excluding incentive compensation, interest and other borrowing costs	3.56%	2.93%	2.88%	3.29%	3.03%
Net operating income (loss) before tax expense (benefit)	1.42%	0.54%	0.53%	1.83%	3.28%
Net operating income (loss) after tax expense (benefit)	1.09%	0.77%	0.64%	1.76%	3.34%
Net operating income (loss) before incentive compensation	1.99%	3.49%	4.02%	4.58%	3.98%
Net operating income (loss) before incentive compensation, interest and other borrowing costs	2.74%	4.61%	5.54%	5.32%	4.00%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Notes to Consolidated Financial Statements
October 31, 2009

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

On July 7, 2004, the Company’s name change from “meVC Draper Fisher Jurvetson Fund I, Inc.” to “MVC Capital, Inc.” became effective.

On July 16, 2004, the Company commenced the operations of MVC Financial Services, Inc (“MVCFS”).

On September 7, 2006, the stockholders of MVC Capital approved the adoption of the investment advisory and management agreement (the “Advisory Agreement”). The Advisory Agreement, which was entered into on October 31, 2006, provides for external management of the Company by TTG Advisers, which is led by Michael Tokarz. The agreement took effect on November 1, 2006. Upon the effectiveness of the Advisory Agreement, Mr. Tokarz’s employment agreement with the Company terminated. All of the individuals (including the Company’s investment professionals) that had been previously employed by the Company as of the fiscal year ended October 31, 2006 became employees of TTG Advisers.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

On December 11, 2008, our board of directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), at their in-person meeting approved an amended and restated investment advisory and management agreement (also, the “Advisory Agreement”, which was approved by stockholders of the Company on April 14, 2009. Subsequently, at an in-person meeting held on October 23, 2009, the Independent Directors approved the renewal of the Advisory Agreement for an additional annual period.

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

Recent Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, which is codified in FASB Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative Generally Accepted Accounting Principles (“GAAP”) in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All of the contents of the Codification carries the same level of authority and the GAAP hierarchy has been modified to include only two levels of GAAP, authoritative and nonauthoritative. The requirements of ASC 105 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the requirements of ASC 105 for the fiscal year ended October 31, 2009.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is codified in FASB ASC 820-10-65, (“ASC 820-10-65”). ASC 820 provides enhanced guidance for using fair value to measure assets and liabilities. ASC 820 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. We adopted ASC 820 on November 1, 2008. ASC 820-10-65 provides guidance on how to determine the fair value of assets under ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. ASC 820-10-65 states that a transaction price that is associated with a transaction that is not orderly is not determinative of fair value or market-participant risk premiums and companies should place little, if any, weight (compared with other indications of fair value) on transactions that are not orderly when estimating fair value or market risk premiums. ASC 820-10-65 is effective for periods ending after June 15, 2009. The adoption of ASC 820-10-65 has not had a material effect on our financial position or results of operations.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is codified in FASB ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted ASC 855 in the third quarter of 2009 and evaluated all events or transactions through December 21, 2009 (see Note 15, Subsequent Events).

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities — an interpretation of ARB No. 51, which is codified in FASB ASC 810, Consolidation (“ASC 810”), and changes the way entities account for securitizations and special purpose entities as a result of the elimination of “qualifying special-purpose entity” (“QSPE”) concept in SFAS No. 166. SFAS No. 167 does not amend the ASC 810 exception that investments accounted for at fair value in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies, codified in FASB ASC 946, Financial Services — Investment Companies (“ASC 946”), are not subject to the requirements of ASC 810. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. We do not believe that the adoption of SFAS No. 167 will have a material effect on our financial position or results of operations.

Valuation of Portfolio Securities — ASC 820 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The price used to measure the fair value is not adjusted for transaction costs while the cost basis of our investments may include initial transaction costs. Under ASC 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability under ASC 820, it is assumed that the reporting entity has access to the market as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market. Pursuant to the requirements of the 1940 Act and in accordance with ASC 820, we value our portfolio securities at their current market values or, if market quotations are not readily available, at their estimates of fair values. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with our Valuation Procedures adopted by the board of directors which are consistent with ASC 820. As permitted by the SEC, the board of directors has delegated the responsibility of making fair value determinations to the Valuation Committee, subject to the board of directors’ supervision and pursuant to our Valuation Procedures. Our board of directors may also hire independent consultants to review our Valuation Procedures or to conduct an independent valuation of one or more of our portfolio investments.

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

At October 31, 2009, approximately 98.43% of our total assets represented portfolio investments recorded at fair value.

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

ASC 820 provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy which prioritizes information used to measure value. In determining fair value, the Valuation Committee uses the level 3 inputs referenced in ASC 820.

The fair value measurement under ASC 820 also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the Company would sell or transfer the asset with the greatest volume and level of activity for the asset. If no market for the asset exists or if the Company does not have access to the principal market, the Company will use a hypothetical market.

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

For non-Control Companies, consistent with ASC 820, the Valuation Committee considers a hypothetical secondary market as the principal market in which it would sell investments in those companies.

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”), codified in ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the year, the Company did not incur any interest or penalties. We adopted this Interpretation during fiscal 2008 as required. The effect of adoption of ASC 740 did not have a material impact on our consolidated financial statements. If the tax law requires interest and/or penalties to be paid on an underpayment of income taxes, interest and penalties will be classified as income taxes on our financial statements, if applicable.

Reclassifications — Certain amounts from prior years have been reclassified to conform to the current year presentation.

4.	Management

On November 6, 2003, Michael Tokarz assumed his positions as Chairman, Portfolio Manager and Director of the Company. From November 6, 2003 to October 31, 2006, the Company was internally managed. Under internal management, Mr. Tokarz was entitled to compensation pursuant to his agreement with the Company, under which the Company was required to pay Mr. Tokarz incentive compensation in an amount equal to the lesser of (a) 20% of the net income of the Company for the fiscal year; or (b) the sum of (i) 20% of the net capital gains realized less unrealized depreciation by the Company in respect of the investments made during his tenure as Portfolio Manager; and (ii) the amount, if any, by which the Company’s total expenses for a fiscal year were less than 2% of the Company’s net assets (determined as of the last day of the period). Mr. Tokarz had determined to allocate a portion of the incentive compensation to certain employees of the Company. For the fiscal year ended October 31, 2006, Mr. Tokarz received no cash or other compensation from the Company pursuant to his contract.

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

Our board of directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), at their in-person meeting held on December 11, 2008, approved the Advisory Agreement. On April 14, 2009, stockholders of the Company voted to approve the Advisory Agreement. Subsequently, at an in-person meeting held on October 23, 2009, the Independent Directors approved the renewal of the Advisory Agreement for an additional year. The Advisory Agreement is identical, in all material respects, to the Company’s prior investment advisory and management agreement (which had been in effect since November 1, 2006), except for the following modifications: (i) the Advisory Agreement secures Mr. Tokarz’s service as the portfolio manager of the Company for an additional two fiscal years; (ii) the Advisory Agreement extends the period for which an expense cap would apply for an additional two fiscal years, and increases the expense cap to 3.5% from 3.25%; and (iii) the calculation of the capital gains portion of the incentive fee under the Advisory Agreement reflects a revision so that unrealized depreciation on an investment would not reduce the fee to the extent it has already been reduced by the same unrealized depreciation on the same investment in prior fiscal years.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

Under the terms of the Advisory Agreement, TTG Advisers determines, consistent with the Company’s investment strategy, the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes. TTG Advisers also identifies and negotiates the structure of the Company’s investments (including performing due diligence on prospective portfolio companies), closes and monitors the Company’s investments, determines the securities and other assets purchased, retains or sells and oversees the administration, recordkeeping and compliance functions of the Company and/or third parties performing such functions for the Company. TTG Advisers’ services under the Advisory Agreement are not exclusive, and it may furnish similar services to other entities. Pursuant to the Advisory Agreement, the Company is required to pay TTG Advisers a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at 2.0% per annum of the Company’s total assets excluding cash, the value of any investment in a Third-Party Vehicle covered by a Separate Agreement (as defined in the Advisory Agreement) and the value of any investment by the Company not made in portfolio companies (“Non-Eligible Assets”) but including assets purchased with borrowed funds that are not Non-Eligible Assets. The incentive fee consists of two parts: (i) one part is based on our pre-incentive fee net operating income; and (ii) the other part is based on the capital gains realized on our portfolio of securities acquired after November 1, 2003. The Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company, to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.5% in each of the 2009 and 2010 fiscal years. For more information, please see Note 5 of our consolidated financial statements, “Incentive Compensation.”

5.	Incentive Compensation

Effective November 1, 2006, Mr. Tokarz’s employment agreement with the Company terminated and the obligations under Mr. Tokarz’s agreement were superseded by those under the Advisory Agreement entered into with TTG Advisers. Pursuant to the Advisory Agreement, the Company pays an incentive fee to TTG Advisers which is generally: (i) 20% of pre-incentive fee net operating income and (ii) 20% of cumulative aggregate net realized capital gains less aggregate unrealized depreciation (on our portfolio securities acquired after November 1, 2003). TTG Advisers is entitled to an incentive fee with respect to our pre-incentive fee net operating income in each fiscal quarter as follows: no incentive fee in any fiscal quarter in which our pre-incentive fee net operating income does not exceed the lower hurdle rate of 1.75% of net assets, 100% of our pre-incentive fee net operating income with respect to that portion of such pre-incentive fee net operating income, if any, that exceeds the lower hurdle amount but is less than 2.1875% of net assets in any fiscal quarter and 20% of the amount of our pre-incentive fee net operating income, if any, that exceeds 2.1875% of net assets in any fiscal quarter. Under the Advisory Agreement, the accrual of the provision for incentive compensation for net realized capital gains is consistent with the accrual that was required under the employment agreement with Mr. Tokarz.

At October 31, 2006, the provision for estimated incentive compensation was $7,172,352. During the fiscal year ended October 31, 2007, this provision was increased by a net amount of $10,703,144 to $17,875,496. The increase in the provision for incentive compensation during the fiscal year ended October 31, 2007 was primarily a result of the sale of Baltic Motors Corporation (“Baltic Motors”) and SIA BM Auto (“BM Auto”) for a combined realized gain of $66.5 million. The difference between the amount received from the sale and Baltic Motors and BM Auto’s combined carrying value at October 31, 2006 was $53.3 million. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Dakota Growers Pasta Company, Inc. (“Dakota Growers”), Octagon Credit Investors, LLC (“Octagon”), SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH (“SGDA”), PreVisor, Inc. (“PreVisor”), SIA Tekers Invest (“Tekers”), Auto MOTOL BENI (“BENI”), Summit Research Labs, Inc. (“Summit”), and Vitality Foodservice, Inc. (“Vitality”)) by a total of $9.6 million and decrease the fair values of Ohio Medical Corporation

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

(“Ohio Medical”)and Timberland Machines & Irrigation, Inc. (“Timberland”) by a total of $10.0 million. During the fiscal year ended October 31, 2006, Mr. Tokarz was paid no cash or other compensation. However, on October 2, 2006, the Company realized a gain of $551,092 from the sale of a portion of the Company’s LLC membership interest in Octagon. This transaction triggered an incentive compensation payment obligation of $110,218 to Mr. Tokarz, which was paid on January 12, 2007. After the increase in the provision due to the sale of Baltic Motors and BM Auto and the decrease in the provision due to the overall impact of the Valuation Committee’s determinations and payment made to Mr. Tokarz, the balance of the incentive compensation provision, at October 31, 2007, was $17,875,496. Pursuant to the Advisory Agreement, incentive compensation payments will be made to TTG Advisers only upon the occurrence of a realization event (as defined under such agreement). On July 24, 2007, as discussed in “Realized Gains and Losses on Portfolio Securities, for the fiscal year ended October 31, 2007” the Company realized a gain of $66.5 million from the sale of Baltic Motors and BM Auto. This transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment was not required to be made until the precise amount of the payment obligation was confirmed based on the Company’s completed audited financials for the fiscal year 2007. Following the confirmation of the audit, the payment obligation to TTG Advisers from this transaction was approximately $12.9 million (which is 20% of the realized gain from the sale less unrealized depreciation on the portfolio) and was paid during the first six months of the Company’s fiscal year 2008. During the fiscal year ended October 31, 2007, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

At October 31, 2007, the provision for estimated incentive compensation was $17,875,496. During the fiscal year ended October 31, 2008, this provision for incentive compensation was decreased by a net amount of $2,081,201 to $15,794,295. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of nine of the Company’s portfolio investments (U.S. Gas & Electric, Inc. (“U.S. Gas”), Vitality, Summit, Tekers, SGDA, Custom Alloy Corporation (“Custom Alloy”), Velocitius B.V. (“Velocitius”), MVC Automotive Group B.V. (“MVC Automotive”)and PreVisor) by a total of $64.8 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $4.2 million due to a PIK distribution, which was treated as a return of capital. The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2008 was a result of the incentive compensation payment to TTG Advisers of approximately $12.9 million due to the sale of Baltic Motors and BM Auto. Pursuant to the Advisory Agreement, incentive compensation payments will be made to TTG Advisers only upon the occurrence of a realization event (as defined under such agreement). On July 24, 2007, as discussed in “Realized Gains and Losses on Portfolio Securities, For the Fiscal Year Ended October 31, 2007,” the Company realized a gain of $66.5 million from the sale of Baltic Motors and BM Auto. This transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment was not required to be made until the precise amount of the payment obligation was confirmed based on the Company’s completed audited financials for the fiscal year 2007. The payment obligation to TTG Advisers from this transaction totaled approximately $12.9 million (20% of the realized gain from the sale less unrealized depreciation on the portfolio). The net decrease also reflects the Valuation Committee’s determination to decrease the fair values of nine of the Company’s portfolio investments (Timberland, Octagon, Amersham Corporation (“Amersham”), Henry Company, Total Safety U.S., Inc. (“Total Safety”), Vendio Services, Inc. (“Vendio”), BP Clothing, LLC (“BP”), MVC Partners LLC (“MVC Partners”) and Vestal Manufacturing Enterprises, Inc. (“Vestal”)) by a total of $12.7 million and the Valuation Committee’s determination not to increase the fair values of the Harmony revolving credit facility and the Amersham loan for the accrued PIK totaling $308,000. During the fiscal year ended October 31, 2008, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

At October 31, 2008, the provision for estimated incentive compensation was $15,794,295. During the fiscal year ended October 31, 2009, this provision for incentive compensation was increased by a net amount of $3,716,852 to $19,511,147. The amount of the provision reflects the Valuation Committee’s determination to

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

increase the fair values of eight of the Company’s portfolio investments: U.S. Gas, Tekers, Vestal, Vitality, Summit, MVC Automotive, Dakota Growers and Velocitius by a total of $79.0 million. The provision also reflects the Valuation Committee’s determination to increase the fair value of the Ohio Medical preferred stock by approximately $5.8 million due to a PIK distribution which was treated as a return of capital. The Company also received a return of capital distribution from Turf of approximately $286,000. The net increase in the provision for incentive compensation during the fiscal year ended October 31, 2009 was a result of the Valuation Committee’s determination to decrease the fair values of 12 of the Company’s portfolio investments (Ohio Medical, Timberland, Custom Alloy, PreVisor, Amersham, Turf Products, LLC (“Turf”), Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”), BP, MVC Partners, SGDA, Security Holdings B.V. (“Security Holdings”), and HuaMei Capital Company, Inc. (“HuaMei”)) by a total of $68.9 million. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK totaling $1.0 million. During the fiscal year ended October 31, 2009, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

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

Dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid quarterly according to the Company’s policy established on July 11, 2005. An additional distribution may be paid by the Company to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Company either in the form of a cash distribution or a stock dividend. The amount and character of income and capital gain distributions are determined in accordance with income tax regulations which may differ from U.S. generally accepted accounting principles. These differences are due primarily to differing treatments of income and gain on various investment securities held by the Company, differing treatments of expenses paid by the Company, timing differences and differing characterizations of distributions made by the Company. Key examples of the primary differences in expenses paid are the accounting treatment of MVCFS (which is consolidated for GAAP purposes, but not income tax purposes) and the variation in treatment of incentive compensation expense. Permanent book and tax basis differences relating to shareholder distributions will result in reclassifications and may affect the allocation between net operating income, net realized gain (loss) and paid-in capital.

For the Fiscal Year Ended October 31, 2009

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

On October 13, 2009, the Company’s board of directors declared a dividend of $0.12 per share. The dividend was payable on October 30, 2009 to shareholders of record on October 23, 2009. The total distribution amounted to $2,915,651, including reinvested distributions.

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The principal equity owner of TTG Advisers is Mr. Tokarz, our Chairman. Our senior officers and Mr. Holtsberg, a Director of the Company, have other financial interests in TTG Advisers (i.e., based on TTG Advisers’ performance). In addition, our officers and the officers and employees of TTG Advisers may serve as officers, directors or principals of entities that operate in the same or related line of business as we do or of investment funds managed by TTG Advisers or our affiliates. However, TTG Advisers intends to allocate investment opportunities in a fair and equitable manner. Our board of directors has approved a specific policy in this regard which is set forth in this Form 10-K

8.	Concentration of Market and Credit Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments (other than cash equivalents), which represented approximately 98.43% of the Company’s total assets at October 31, 2009. As discussed in Note 9, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.

9.	Portfolio Investments

Pursuant to the requirements of the 1940 Act and ASC 820, we value our portfolio securities at their current market values or, if market quotations are not readily available, at their estimates of fair values. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with Valuation Procedures adopted by our board of directors. As permitted by the SEC, the board of directors has delegated the responsibility of making fair value determinations to the Valuation Committee, subject to the board of directors’ supervision and pursuant to our Valuation Procedures.

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•	Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

are valued at the closing price on the measurement date. We valued one of our investments using Level 1 inputs as of October 31, 2009.

•	Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using Level 2 inputs as of October 31, 2009.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 3 for the investment valuation policies used to determine the fair value of these investments.

The following fair value hierarchy table sets forth our investment portfolio by level as of October 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Senior/Subordinated Loans and credit facilities	$—	$—	$153,468	$153,468
Common Stock	148	—	86,159	86,307
Preferred Stock	—	—	164,943	164,943
Warrants	—	—	3,835	3,835
Other Equity Investments	—	—	94,250	94,250

Total Investments, net	$148	$—	$502,655	$502,803

The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the fiscal year ended October 31, 2009 (in thousands):

			Reversal of		Purchases,
			Prior Period		Sales,
	Balances,	Realized	(Appreciation)	Unrealized	Issuances &	Transfers	Balances,
	November 1,	Gains	Depreciation on	Appreciation	Settlements,	In & Out	October 31,
	2008	(Losses)(1)	Realization(2)	(Depreciation)(3)	Net(4)	of Level 3	2009

Senior/Subordinated Loans and credit facilities	$167,703	$(12,662)	$12,662	$(14,469)	$234	$—	$153,468
Common Stock	87,741	(5,420)	5,420	(1,582)	—	—	86,159
Preferred Stock	124,874	(7,000)	7,000	39,201	868	—	164,943
Warrants	3,735	—	—	100	—	—	3,835
Other Equity Investments	106,646	—	—	(13,570)	1,174	—	94,250

Total	$490,699	$(25,082)	$25,082	$9,680	$2,276	$—	$502,655

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.

(2)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities disposed of during the fiscal year ended October 31, 2009.

(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities held at October 31, 2009.

(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities as well as decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

For the Fiscal Year Ended October 31, 2009

During the fiscal year ended October 31, 2009, the Company made six follow-on investments in four existing portfolio companies committing capital totaling $6.3 million. The Company invested $3.4 million in Harmony Pharmacy in the form of three demand notes, a $700,000 demand note on November 4, 2008, a $2.2 million demand note on March 3, 2009 and a $500,000 demand note on September 1, 2009. The demand notes have an annual interest rate of 10% with the accrued interest being reserved against due to collectibility issues. On June 23, 2009, the Company invested $1.5 million in SGDA Europe B.V. (“SGDA Europe”) in the form of a senior secured loan. The loan has an annual interest rate of 10% and a maturity date of June 23, 2012. On July 14, 2009 and September 1, 2009, the Company invested a combined $375,000 in Amersham in the form of a senior secured loan bearing annual interest of 6% and maturing on December 31, 2009. The Company also made an equity investment of approximately $1.0 million in MVC Partners during the fiscal year ended October 31, 2009.

At October 31, 2008, the balance of the revolving credit facility provided to Octagon was $650,000. Net repayments during the fiscal year ended October 31, 2009 were $650,000. There was no amount outstanding as of October 31, 2009.

At October 31, 2008, the balance of the secured revolving note provided to Marine was $700,000. Net borrowings during the fiscal year ended October 31, 2009 were $200,000 resulting in a balance of $900,000 at such date.

At October 31, 2007, the balance of the revolving senior credit facility provided to U.S. Gas was approximately $85,000. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the senior credit facility with an annual rate of LIBOR plus 6% for a period of two years. This portion of the senior credit facility, in connection to the swap agreement, was approximately $571,000 at October 31, 2008. Net repayments for this portion of the credit facility were approximately $571,000, resulting in no balance outstanding at October 22, 2009. The balance of the remaining portion of the senior credit facility at October 31, 2008 was approximately $4.4 million. Net repayments on this portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were approximately $4.4 million, resulting in no balance outstanding at October 22, 2009. On October 22, 2009, the Company participated the revolving credit facility to another lender. The Company agreed to guarantee the $10 million credit facility under certain circumstances related to an event of default.

During the fiscal year ended October 31, 2009, the Company received approximately $106,000 in principal payments on the term loan provided to Storage Canada, LLC (“Storage Canada”). The balance of the term loan at October 31, 2009 was approximately $1.1 million.

During the fiscal year ended October 31, 2009, the Company received principal payments of approximately $2.6 million on the term loan provided to Innovative Brands, LLC (“Innovative Brands”). The Company also received a loan amendment fee of approximately $57,000. The interest rate on the term loan was increased to 15.5% from 11.75%. The balance of the term loan as of October 31, 2009 was approximately $10.4 million.

On December 31, 2008, the Company received a quarterly principal payment from BP on term loan A of $146,250. During the fiscal year ended October 31, 2009, the interest rates increased on term loan A to LIBOR plus 5.75% or Prime Rate plus 4.75%, on term loan B to LIBOR plus 8.75% or Prime Rate plus 7.75%, and on the second lien loan to 16.5%. The balance of term loan A as of October 31, 2009 was approximately $2.0 million.

On December 31, 2008, March 31, 2009, June 30, 2009, and September 30, 2009, Total Safety made principal payments of $2,500 on each date on its first lien loan. The balance of the first lien loan as of October 31, 2009 was $972,500.

During the fiscal year ended October 31, 2009, SP Industries, Inc. (“SP”) made principal payments totaling approximately $96,000 on its first lien loan. The balance of the first lien loan as of October 31, 2009, was approximately $901,000.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

On December 31, 2008, Henry Company made a principal payment of approximately $127,000 on its term loan A. The balance of term loan A as of October 31, 2009 was approximately $1.7 million.

On March 11, 2009 and April 30, 2009, TerraMark L.P. (“TerraMark”) made principal payments of $300,000 and $500,000 on its senior secured loan. On July 17, 2009, TerraMark repaid its senior secured loan in full including all accrued interest. The total amount received was approximately $715,000.

On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company has earned one-time fee income of approximately $1.2 million and will be recognizing $1.0 million in fee income over the life of the guarantee. As of October 31, 2009, the cash collateral has been released as the letter of credit has expired.

On September 30, 2009, Marine Exhibition Corporation (“Marine”) made a principal payment of $625,000 on its senior subordinated loan. The balance of the loan as of October 31, 2009 was approximately $10.8 million.

During the fiscal year ended October 31, 2009, Endymion Systems, Inc. (“Endymion”) was determined to no longer be an operating company. Subsequent to this determination, the Company realized a loss of $7.0 million and removed the investment from its books.

During the fiscal year ended October 31, 2009, the Company realized a loss on Timberland of approximately $18.1 million. The Company received no proceeds from the company and Timberland has been removed from the Company’s portfolio.

During the fiscal year ended October 31, 2009, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $55.2 million, SGDA preferred equity interest by $500,000, Tekers common stock by $615,000, Velocitius equity interest by $2.2 million, Vestal common stock by $650,000, MVC Automotive Group equity interest by $5.0 million, Summit common stock by $5.0 million, Vitality common stock and warrants by $260,300 and $100,000, respectively, and Dakota Growers common stock by approximately $4.9 million and preferred stock by approximately $5.1 million. In addition, increases in the cost basis and fair value of the loans to GDC Acquisition, LLC (“GDC”), Custom Alloy, SP, Marine, BP, Summit, U.S. Gas, and WBS Carbons Acquisition Corp. (“WBS”), and the Vitality and Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $6,354,807. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $5.8 million due to a PIK distribution which was treated as a return of capital. Also, during the fiscal year ended October 31, 2009, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $157,000. The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical common stock by $8.1 million, Vendio preferred stock by approximately $2.1 million and common stock by $5,000, Foliofn, Inc. (“Foliofn”) preferred stock by $2.8 million, PreVisor common stock by $3.1 million, Custom Alloy preferred stock by $22.5 million, Amersham second lien notes by $3.1 million, Turf equity interest by $2.6 million, Harmony Pharmacy common stock by $750,000, MVC Partners equity interest by $16,000, SGDA common stock by $560,000, Security Holdings common equity interest by $18.2 million, HuaMei common stock by $475,000, Timberland senior subordinated loan by approximately $7.3 million and junior revolving line of credit by $1.0 million and BP term loan B by approximately $219,000, term loan A by approximately $255,000 and second lien loan by approximately $1.3 million, during the fiscal year ended October 31, 2009. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK interest totaling approximately $1.0 million. During the fiscal year ended October 31, 2009, the Company received a return of capital distribution from Turf of approximately $286,000.

At October 31, 2009, the fair value of all portfolio investments, exclusive of short-term securities, was $502.8 million with a cost basis of $422.8 million. At October 31, 2009, the fair value and cost basis of portfolio investments of the Legacy Investments was $15.3 million and $48.9 million, respectively, and the fair value and cost

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

basis of portfolio investments made by the Company’s current management team was $487.5 million and $373.9 million, respectively. At October 31, 2008, the fair value of all portfolio investments, exclusive of short-term securities, was $490.8 million, with a cost basis of $445.6 million. At October 31, 2008, the fair value and cost basis of the Legacy Investments was $20.2 million and $55.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $470.6 million and $389.7 million, respectively.

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

During the fiscal year ended October 31, 2008, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $5.2 million, SGDA preferred equity interest by $500,000, Foliofn preferred stock by $6.0 million, Tekers common stock by $575,000, Custom Alloy preferred stock by $22.5 million, Velocitius equity interest by $9.6 million, MVC Automotive equity interest by $6.1 million, PreVisor common stock by $1.1 million, Summit common stock by $16.0 million, and Vitality common stock and warrants by approximately $3.4 million. In addition, increases in the cost basis and fair value of the loans to GDC, SP, Harmony, Timberland, Amersham, Marine, BP, Summit, U.S. Gas, WBS, and Custom Alloy and the Vitality and Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $5,390,885. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $4.2 million due to a PIK distribution which was treated as a return of capital. Also, during the fiscal year ended October 31, 2008, the undistributed allocation of flow-through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $22,000. The Valuation Committee also decreased the fair value of the Company’s investments in Vendio preferred stock by $2.9 million and common stock by $1,000, Vestal common stock by $2.8 million, Octagon’s membership interest by $1.2 million, Amersham second lien notes

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

by approximately $427,000, Henry Company term loan A by approximately $59,000, Total Safety first lien loan by approximately $74,000, BP term loan B by approximately $27,000, MVC Partners equity interest by $200,000 and Timberland’s common stock by $3.4 million and its junior revolving line of credit by $4.0 million during the fiscal year ended October 31, 2008. The Valuation Committee also determined not to increase the fair values of the Harmony revolving credit facility and the Amersham loan for the accrued PIK totaling $308,000.

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

10.	Commitments and Contingencies

Commitments to/for Portfolio Companies:

At October 31, 2009, the Company’s commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at October 31, 2009

Marine Revolving Loan Facility	$2.0 million	$900,000
Octagon Revolving Credit Facility	$7.0 million	—
Harmony Pharmacy Revolving Credit Facility	$4.0 million	$4.0 million
Velocitius Revolving Line II	$650,000	—
Tekers Guarantee	$2.1 million	—
U.S. Gas Revolving Credit Facility Guarantee	$10.0 million	—
MVC Automotive Guarantee	$9.6 million	—
MVC Automotive Guarantee	$5.9 million	—
Turf Junior Revolver	$1.0 million	$1.0 million
MVC Automotive Guarantee	$1.9 million	—
U.S. Gas Guarantee	$10.0 million	—

Total	$54.2 million	$5.9 million

On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.

On March 30, 2006, the Company provided a $6.0 million loan commitment to Storage Canada. The commitment was for one year, but may be renewed annually with the consent of both parties. The commitment was not renewed in March 2009. The initial borrowing on the loan bears annual interest at 8.75% and has a maturity date of March 30, 2013. Any additional borrowings will mature seven years from the date of the subsequent borrowing. The Company also receives a fee of 0.25% on the unused portion of the loan. As of October 31, 2008, the outstanding balance of the loan commitment was approximately $1.2 million. Net repayments during the fiscal year

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

ended October 31, 2009 were approximately $106,000, resulting in a balance of approximately $1.1 million at such date.

On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. As of October 31, 2008, the outstanding balance of the secured revolving loan facility was $700,000. Net borrowings during the fiscal year ended October 31, 2009 were $200,000, resulting in a balance of $900,000 at such date.

On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2008 the outstanding balance of the revolving credit facility provided to Octagon was $650,000. Net repayments during the fiscal year ended October 31, 2009 were $650,000, resulting in no balance outstanding on that date.

On October 30, 2006, the Company provided Velocitius a $260,000 revolving line of credit (“Line I”). Line I expired on October 31, 2009 and had an annual interest at 8%. At October 31, 2009, the revolving line of credit is no longer a commitment of the Company.

On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The revolving credit facility expires on December 1, 2009. At October 31, 2008 and October 31, 2009, the outstanding balance of the revolving credit facility was $4.0 million.

On May 1, 2007, the Company provided Velocitius a $650,000 revolving line of credit (“Line II”). Line II expires on April 30, 2010 and bears annual interest at 8%. There was no amount outstanding on Line II at October 31, 2008 and October 31, 2009.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.1 million at October 31, 2009.

On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility to U.S. Gas. The revolving senior credit facility bears annual interest at LIBOR plus 6% or Prime plus 4.5%, which is at U.S. Gas’ discretion. The Company receives a fee of 0.50% on the unused portion of the revolving senior credit facility. The revolving senior credit facility expires on July 26, 2010. During the fiscal year ended October 31, 2008, U.S. Gas entered into a swap agreement which locked in a portion of the revolving senior credit facility with a LIBOR based borrowing rate for a period of two years. This portion of the revolving senior credit facility had a balance of approximately $571,000 at October 31, 2008. Net repayments for this portion of the credit facility were approximately $571,000, resulting in no balance outstanding at October 22, 2009. The balance of the remaining portion of the senior credit facility at October 31, 2008 was approximately $4.4 million. Net repayments on this portion of the senior credit facility, which were borrowed at an annual rate of Prime plus 4.5%, were approximately $4.4 million, resulting in no balance outstanding at October 22, 2009. On October 22, 2009, the Company participated the revolving credit facility to Amzak Capital Management, LLC. The Company agreed to guarantee the $10 million credit facility under certain circumstances related to an event of default. At October 31, 2009, the revolving senior credit facility is no longer a commitment of the Company.

On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $9.6 million at October 31, 2009.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.9 million at October 31, 2009) through making

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2008 and October 31, 2009, the outstanding balance of the secured junior revolving note was $1.0 million.

On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruna (“CZK”) mortgage for MVC Automotive, equivalent to approximately $1.9 million at October 31, 2009.

On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. The cash collateral has since been released as the letter of credit has expired. For sponsoring and providing this credit support, the Company will earn one-time fee income of approximately $2.2 million.

Commitments of the Company:

Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers, which has since been amended and restated and described in Note 4. “Management”, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue.

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (“Credit Facility I”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2008, there was $50.0 million in term debt and $19.0 million in revolving credit on Credit Facility I outstanding. During the fiscal year ended October 31, 2009, the Company’s net repayments on Credit Facility I were $6.7 million. As of October 31, 2009, there was $50.0 million in term debt and $12.3 million outstanding on the revolving credit facility. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. Credit Facility I will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility I will be due and payable. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.

On April 24, 2008, the Company entered into a two-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). There was no amount outstanding on Credit Facility II as of October 31, 2008 and October 31, 2009. Credit Facility II provides financing to the Company in addition to the Company’s existing $100 million Credit Facility I with Guggenheim. Proceeds from borrowings made under Credit Facility II are used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 50 basis points. In addition, the Company is also subject to an annual utilization fee of 25 basis points for the amount of Credit Facility II that is outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured by cash, short-term and

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

long-term U.S. Treasury securities and other governmental agency securities whose purchase has been approved by BB&T.

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

Return of Capital Statement of Position (ROCSOP) Adjustment:  During the year ended October 31, 2009, the Company recorded a reclassification for permanent book to tax differences. These differences were primarily due to book/tax treatment of partnership income, foreign currency, and other book-to-tax adjustments. These differences resulted in a net increase in accumulated earnings of $98,976 and an increase in accumulated net realized loss of $98,976. This reclassification had no effect on net assets.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

Distributions to Shareholders:  The table presented below includes MVC Capital, Inc. only. The Company’s wholly-owned subsidiary MVCFS has not been included. As of October 31, 2009, the components of accumulated earnings/ (deficit) on a tax basis were as follows:

Tax Basis Accumulated Earnings (Deficit)
Accumulated capital and other losses	$(29,988,349)
Undistributed Net investment Income	2,104,233
Gross unrealized appreciation	151,011,258
Gross unrealized depreciation	(74,283,524)

Net unrealized appreciation	$76,727,734

Total tax basis accumulated earnings	48,843,618
Tax cost of investments	426,075,539
Current year distributions to shareholders on a tax basis
Ordinary income	11,662,602
Prior year distributions to shareholders on a tax basis
Ordinary income	10,971,153
Return of Capital	689,538

On October 31, 2009, the Company had a net capital loss carryforward of $29,988,349 of which $1,463,592 will expire in the year 2012, $3,295,550 will expire in the year 2013, and $25,299,207 will expire in the year 2017. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed.

Qualified Dividend Income Percentage

The Company designated 18% of dividends declared and paid during the year ended October 31, 2009 from net investment income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate Dividends Received Deduction Percentage

Corporate shareholders may be eligible for a dividends received deduction for certain ordinary income distributions paid by the Company. The Company designated 18% of dividends declared and paid during the year ending October 31, 2009 from net investment income as qualifying for the dividends received deduction. The deduction is a pass-through of dividends paid by domestic corporations (i.e. only equities) subject to taxation.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

13.	Income Taxes

The Company’s wholly-owned subsidiary MVCFS is subject to federal and state income tax. For the fiscal year ended October 31, 2009, the Company recorded a tax provision of $1,376,819. For the fiscal year ended October 31, 2008, the Company recorded a tax benefit of $936,396. For the fiscal year ended October 31, 2007, the Company recorded a tax benefit of $374,692. The provision for income taxes was comprised of the following:

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2009	2008	2007

Current tax (benefit) expense:
Federal	$(67,101)	$(296,850)	$(119,529)
State	155	936	—

Total current tax (benefit) expense	(66,946)	(295,914)	(119,529)
Deferred tax expense (benefit):
Federal	1,173,420	(513,849)	(191,210)
State	270,345	(126,633)	(63,953)

Total deferred tax expense (benefit)	1,443,765	(640,482)	(255,163)
Total tax (benefit) provision	$1,376,819	$(936,396)	$(374,692)

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the fiscal years ended October 31, 2009, 2008 and 2007:

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2009	2008	2007

Federal income tax benefit at statutory rate	$(1,035,500)	$(810,550)	$(313,309)
State income taxes, net of federal benefit	(168,239)	(131,834)	(53,355)
Other	408	5,988	(8,028)
Net change to valuation allowance	2,580,150	—	—

	$1,376,819	$(936,396)	$(374,692)

The Company has a net operating loss of approximately $2.8 million in the current year for federal and New York state purposes. Under the Worker, Homeownership, and Business Assistance Act of 2009 (the Act), the Company qualifies and intends to carryback approximately $197,000 of the operating loss to prior year for federal tax purposes. The remaining net operating loss will be carried forward to offset federal taxable income in future years. As of October 31, 2009, the Company has the following NOL available to be carried forward:

NOL — Federal	NOL — New York State	Fiscal Year of NOL	Expiration

$—	$327,526	October 31, 2007	October 31, 2027
$1,410,449	$2,282,601	October 31, 2008	October 31, 2028
$2,583,661	$2,780,861	October 31, 2009	October 31, 2029

Due to the uncertainty surrounding the ultimate utilization of these net operating losses, the Company has recorded a 100% valuation allowance against the current year federal deferred benefit of approximately $968,000 as well as against prior year federal deferred tax asset of approximately $1,173,000. Additionally, a 100% valuation allowance has been recorded for current year state and local deferred benefit of approximately $169,000 and against prior year state and local deferred tax asset of approximately $270,000.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax balances for MVCFS reflect the impact of temporary difference between the carrying amount of assets and liabilities and their tax bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The components of our deferred tax assets and liabilities for MVCFS as of October 31, 2009, October 31, 2008 and October 31, 2007 were as follows:

	October 31,	October 31,	October 31,
	2009	2008	2007

Deferred tax assets:
Deferred revenues	$922,566	$817,700	$781,935
Net operating loss	$1,657,584	625,364	19,584
Others	—	701	1,763

Total deferred tax assets	$2,580,150	$1,443,765	$803,282

Valuation allowance on
Deferred revenues and Net operating loss	$(2,580,150)	—	—

Net deferred tax assets	$—	$1,443,765	$803,282
Deferred tax liabilities:
Deferred tax liabilities	—	—	—

Total deferred tax liabilities	—	—	—
Net deferred taxes	$—	$1,443,765	$803,282

14.	Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, and the financial advisory operations of its wholly owned subsidiary, MVCFS.

The following table presents book basis segment data for the fiscal year ended October 31, 2009:

	MVC	MVCFS	Consolidated

Interest and dividend income	$21,752,680	$2,463	$21,755,143
Fee income	147,432	3,951,224	4,098,656
Other income	254,945	—	254,945
Total operating income	22,155,057	3,953,687	26,108,744
Total operating expenses	13,207,929	6,999,276	20,207,205
Net operating income (loss) before taxes	8,947,128	(3,045,589)	5,901,539
Tax expense	—	1,376,819	1,376,819
Net operating income (loss)	8,947,128	(4,422,408)	4,524,720
Net realized loss on investments and foreign currency	(25,081,728)	—	(25,081,728)
Net change in unrealized appreciation on investments	34,804,497	—	34,804,497
Net increase (decrease) in net assets resulting from operations	18,669,897	(4,422,408)	14,247,489

In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, codified in FASB ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted ASC 855 in the third quarter of 2009 and evaluated all events or transactions through December 21, 2009.

Since October 31, 2009, net borrowings on Credit Facility I were $2.7 million.

On November 2, 2009 and November 24, 2009, Marine borrowed $300,000 on its secured revolving note.

On November 19, 2009, the Company announced that Vitality had signed a definitive agreement to sell their North American operation to Nestlé Professional, a globally managed business dedicated to the out of home food and beverage market, for cash. The acquisition is expected to close shortly after receiving various regulatory approvals and the satisfaction of other customary closing conditions and contingencies. The acquisition price has not been publicly disclosed. Vitality’s European operations, a small portion of Vitality, will not be sold as part of this transaction. The anticipated gross proceeds to the Company resulting from this transaction (excluding the value of the escrow and European operations) are expected to be slightly less than the Company’s carrying value as of October 31, 2009 for its entire investment in Vitality. Since the value of the escrow and Vitality’s European operations will be determined at the time of closing, it is anticipated that the final value will exceed the October 31, 2009 carrying value.

On December 1, 2009, Harmony’s revolving credit facility with an outstanding balance of $4.8 million matured. As of the date of the filing, the Company is in ongoing discussions with Harmony regarding this facility. These discussions include potentially extending the facility, refinancing the facility and/or converting all or a portion of the facility to a form of equity.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MVC Capital, Inc.

We have audited the accompanying consolidated balance sheets of MVC Capital, Inc. (the “Company”), including the consolidated schedules of investments, as of October 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2009, and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements, the selected per share data and ratios and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, selected per share data and ratios and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and selected per share data and ratios. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of October 31, 2009, by correspondence with the custodians and management of the underlying investments. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the consolidated financial position of MVC Capital, Inc. at October 31, 2009 and 2008, and the consolidated results of their operations, their cash flows and their changes in net assets for each of the three years in the period ended October 31, 2009 and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MVC Capital, Inc.’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
December 21, 2009

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

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2009. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MVC Capital, Inc.

We have audited MVC Capital, Inc.’s internal control over financial reporting as of October 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MVC Capital Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MVC Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MVC Capital, Inc., including the consolidated schedules of investments, as of October 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2009, and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2009, and our report dated December 21, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
December 21, 2009

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

Reference is made to the information with respect to “directors and executive officers of the Registrant” to be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2010 (the “2010 Proxy Statement”), which information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to the Company’s chief executive officer and chief financial officer/chief accounting officer, a copy of which is posted on our website http://www.mvccapital.com.

In accordance with the requirements of Section 303A.12(a) of the NYSE’s listed company standards, shortly after our 2009 annual meeting of shareholders, Michael Tokarz, our Chairman and Portfolio Manager, certified to the NYSE that he was unaware of any violation of the NYSE’s corporate governance listing standards. In addition, our CEO and CFO certify the accuracy of the financial statements contained in our periodic reports, and so certified in this Form 10-K through the filing of Section 302 certifications as exhibits to this Form 10-K.

Item 11.	Executive Compensation

Reference is made to the information with respect to “executive compensation” to be contained in the 2010 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information with respect to “security ownership of certain beneficial owners and management” to be contained in the 2010 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated by reference to the relevant section of the 2010 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Reference is made to the information with respect to “principal accounting fees and services” to be contained in the 2010 Proxy Statement, which information is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statements, Schedules

		Page(s)

(a)(1)	Financial Statements
	Consolidated Balance Sheets
	October 31, 2009 and October 31, 2008	66
	Consolidated Schedule of Investments
	October 31, 2009	67-69
	October 31, 2008	70-72
	Consolidated Statement of Operations
	For the Year Ended October 31, 2009,
	the Year Ended October 31, 2008 and
	the Year Ended October 31, 2007	73
	Consolidated Statement of Cash Flows
	For the Year Ended October 31, 2009,
	the Year Ended October 31, 2008 and
	the Year Ended October 31, 2007	74
	Consolidated Statement of Changes in Net Assets
	For the Year Ended October 31, 2009,
	the Year Ended October 31, 2008 and
	the Year Ended October 31, 2007	76
	Consolidated Selected Per Share Data and Ratios
	For the Year Ended October 31, 2009,
	the Year Ended October 31, 2008,
	the Year Ended October 31, 2007,
	the Year Ended October 31, 2006 and
	the Year Ended October 31, 2005	77
	Notes to Consolidated Financial Statements	78-103
	Report of Independent Registered Public Accounting Firm	104-106
(a)(2)	The following financial statement schedules are filed here with:
	Schedule 12-14 of Investments in and Advances to Affiliates	111-112

In addition, there may be additional information not provided in a schedule because (i) such information is not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit
Number	Description

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 99.a filed with the Registrant’s initial Registration Statement on Form N-2 (File No. 333-92287) filed on December 8, 1999)
3.2	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to Exhibit 99.a.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
3.3	Fifth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 99.b. filed with Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-125953) filed on August 29, 2005)
4.1	Form of Share Certificate. (Incorporated by reference to Exhibit 99.d.1 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit 99.e filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

Exhibit
Number	Description

10.2	Amended and Restated Investment Advisory and Management Agreement between the Registrant and The Tokarz Group Advisers LLC. (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)
10.3	Form of Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.1 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.4	Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)
10.5	Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit10.4 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)
10.6	Form of Transfer Agency Letter Agreement with Registrant and EquiServe Trust Company, N.A. (Incorporated by reference to Exhibit 99.k.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.7	Form of Fee and Service Schedule Amendment to Transfer Agency Agreement with Registrant and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit10.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 8, 2009)
10.8	Form of Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.6 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)
10.9	Form of Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.7 filed with Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)
10.10	Form of First Amendment to Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit10.2 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)
10.11	Form of First Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit10.3 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)
10.12	Form of Credit Agreement with Registrant and Guggenheim Corporate Funding, LLC et al. (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 9, 2006)
10.13	Form of Credit Agreement with Registrant and Branch Banking and Trust Company, et al. (Incorporated by reference to Exhibit 10(a) filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 6, 2008)
10.14	Form of Custody Agreement between Registrant and Branch Banking and Trust Company (Incorporated by reference to Exhibit10 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 6, 2008)
10.15	Form of Amendments to Credit Agreement with Registrant and Guggenheim Corporate Funding, LLC et al. (Incorporated by reference to Exhibit 10 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on December 29, 2008)
14	Joint Code of Ethics of the Registrant and The Tokarz Group LLC. (Incorporated by reference to Exhibit 99r filed with the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 29, 2006)
31*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Filed herewith

(b) Exhibits

Exhibit No.	Exhibit

31	Certifications pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(c) Financial Statement Schedules

Schedule 12-14

MVC Capital, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliaties

		Amount of Interest		October 31,			October 31,
		or Dividends Credited		2008	Gross	Gross	2009
Portfolio Company	Investment(1)	to Income(5)	Other(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value

Companies More than 25% owned
MVC Automotive Group	Common Stock	—	—	41,500,000	5,000,000	—	46,500,000
(Automotive Dealership)	Bridge Loan	364,356	—	3,643,557	—	—	3,643,557

MVC Partners, LLC	Common Equity Interest	—	—	132,698	1,017,555	(16,524)	1,133,729
(Private Equity Firm)

Ohio Medical Corporation	Common Stock	—	—	17,200,000	—	(8,100,000)	9,100,000
(Medical Device Manufacturer)	Preferred Stock	—	—	34,201,081	5,809,347	—	40,010,428

SGDA Sanierungsgesellschaft fur Deponien und Altlasten	Loan	497,045	—	6,129,434	57,916	—	6,187,350
(Soil Remediation)	Common Equity Interest	—	—	560,000	—	(559,999)	1
	Preferred Equity Interest	—	—	6,100,000	500,000	—	6,600,000

SIA Tekers Invest	Common Stock	—	—	3,175,000	615,000	—	3,790,000
(Port Facilities)

Summit Research Labs, Inc.	Loan	1,319,074	—	8,940,592	655,586	—	9,596,178
(Specialty Chemical)	Preferred Stock	—	—	33,000,000	5,000,000	—	38,000,000

Timberland Machines & Irrigation, Inc.	Loan	410,842	—	7,250,271	—	(7,250,271)	—
(Distributor — Landscaping & Irrigation Equipment)	Revolver	—	—	1,000,000	—	(1,000,000)	—
	Common Stock	—	—	—	—	—	—
	Warrants	—	—	—	—	—	—

Turf Products, LLC	Loan	1,205,153	—	7,676,330	472,691	—	8,149,021
(Distributor — Landscaping & Irrigation Equipment)	LLC Interest	—	—	5,821,794	—	(2,600,000)	3,221,794
	Revolver	60,000	—	1,000,000	—	—	1,000,000
	Warrant	—	—	—	—	—	—

Velocitius B.V.	Common Equity Interest	—	—	21,000,000	2,200,000	—	23,200,000
(Renewable Energy)

Vendio Services, Inc.	Common Stock	—	—	14,447	—	(4,760)	9,687
(Technology)	Preferred Stock	—	—	6,585,554	—	(2,095,240)	4,490,314

Vestal Manufacturing Enterprises, Inc.	Loan	73,000	—	600,000	—	—	600,000
(Iron Foundries)	Common Stock	—	—	950,000	650,000	—	1,600,000

Total companies more than 25% owned		$3,929,470					$206,832,059

Companies More than 5% owned, but less than 25%
Custom Alloy Corporation	Loan	1,733,824	—	12,000,000	648,338	—	12,648,338
(Manufacturer of Tubular Goods for the Energy Industry)	Preferred Stock	—	—	143,000	—	(99,000)	44,000
	Preferred Stock	—	—	32,357,000	—	(22,401,000)	9,956,000

Dakota Growers Pasta Company, Inc.	Common Stock	416,239	—	10,161,950	—	4,882,748	15,044,698
(Manufacturer of Packaged Food)	Preferred Stock	—	—	10,650,000	—	5,117,252	15,767,252

Endymion Systems, Inc.	Preferred Stock	—	—	—	—	—	—
(Technology Investments)

Harmony Pharmacy & Health Center, Inc.	Revolver	451,007	—	4,000,000	—	—	4,000,000
(Healthcare — Retail)	Demand Note	—	—	3,300,000	—	—	3,300,000
	Demand Note	—	—	—	2,200,000	—	2,200,000
	Demand Note	—	—	—	700,000	—	700,000
	Demand Note	—	—	—	500,000	—	500,000
	Common Stock	—	—	750,000	—	(750,000)	—

HuaMei Capital Company, Inc.	Common Stock	—	—	2,000,000	—	(475,000)	1,525,000
(Financial Services)

Marine Exhibition Corporation	Loan	1,237,002	—	10,940,457	450,421	(625,000)	10,765,878
(Theme Park)	Preferred Stock*	294,913	—	2,385,091	196,608	—	2,581,699
	Revolver	12,004	—	700,000	200,000	—	900,000

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliaties — (Continued)

		Amount of Interest		October 31,			October 31,
		or Dividends Credited		2008	Gross	Gross	2009
Portfolio Company	Investment(1)	to Income(5)	Other(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value

Octagon Credit Investors, LLC	Loan	250,302	—	5,000,000	—	—	5,000,000
(Financial Services)	Revolver	18,382	—	650,000	—	(650,000)	—
	LLC Interest	—	—	2,587,342	156,741	—	2,744,083

Previsor, Inc.	Common Stock	—	—	10,100,000	—	(3,100,000)	7,000,000
(Human Capital Management)

Security Holdings, B.V.	Common Equity Interest	—	—	28,154,200	—	(18,154,200)	10,000,000
(Technology Services)

SGDA Europe B.V.	Common Equity Interest	—	—	7,450,000	—	—	7,450,000
(Soil Remediation)	Loan	54,584	—	—	1,500,000	—	1,500,000

U.S. Gas & Electric, Inc.	Loan	1,146,353	—	7,856,322	407,657	—	8,263,979
(Energy Services)	Credit Facility	136,102	—	4,368,340	—	(4,368,340)	—
	Credit Facility	31,430	—	571,429	—	(571,429)	—
	Preferred Stock	—	—	5,300,000	53,607,092	—	58,907,092
	Preferred Stock	—	—	350,000	1,571,570	—	1,921,570

Vitality Foodservice, Inc.	Common Stock	—	—	9,829,657	260,300	—	10,089,957
(Non-Alcoholic Beverages)	Preferred Stock*	1,748,762	—	13,202,404	672,601	—	13,875,005
	Warrants	—	—	3,735,058	100,000	—	3,835,058

Total companies more than 5% owned, but less than 25%		$7,530,904					$210,519,609

This schedule should be read in conjunction with the Company’s consolidated statements as of and for the year ended October 31, 2009, including the consolidated schedule of investments.

(1)	Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common and preferred stock are shown in the consolidated schedule of investments as of October 31, 2009.

(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)	Represents the total amount of interest or dividends credited to income for a portion of the year an investment was included in the companies more than 25% owned.

*	All or a portion of the dividend income on this investment was or will be paid in the form of additional securities or by increasing the liquidation preference. Dividends paid-in-kind are also included in the Gross Additions for the investment, as applicable.

The accompanying notes are an integral part of these consolidated financial statements.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Michael Tokarz (Michael Tokarz)	Chairman (Principal Executive Officer) and Director	Date: December 21, 2009

/s/ Peter Seidenberg (Peter Seidenberg)	Chief Financial Officer	Date: December 21, 2009

/s/ Emilio Dominianni (Emilio Dominianni)	Director	Date: December 21, 2009

/s/ Gerald Hellerman (Gerald Hellerman)	Director	Date: December 21, 2009

/s/ Warren Holtsberg (Warren Holtsberg)	Director	Date: December 21, 2009

/s/ Robert C. Knapp (Robert C. Knapp)	Director	Date: December 21, 2009

/s/ William E. Taylor (William E. Taylor)	Director	Date: December 21, 2009