Form 10-Q
period 2010-01-31
MVC CAPITAL, INC.
filed 2010-03-11
CIK 1099941

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010 or

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
Registrant’s telephone number, including area code: (914) 701-0310
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 24,297,087 shares of the registrant’s common stock, $.01 par value, outstanding as of March 11, 2010.

MVC Capital, Inc.
(A Delaware Corporation)
Index

Page
Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
- January 31, 2010 and October 31, 2009	3
Consolidated Statements of Operations
- For the Period November 1, 2009 to January 31, 2010 and
- For the Period November 1, 2008 to January 31, 2009	4
Consolidated Statements of Cash Flows
- For the Period November 1, 2009 to January 31, 2010 and
- For the Period November 1, 2008 to January 31, 2009	5
Consolidated Statements of Changes in Net Assets
- For the Period November 1, 2009 to January 31, 2010
- For the Period November 1, 2008 to January 31, 2009 and
- For the Year ended October 31, 2009	6
Consolidated Selected Per Share Data and Ratios
- For the Period November 1, 2009 to January 31, 2010,
- For the Period November 1, 2008 to January 31, 2009 and
- For the Year ended October 31, 2009	7
Consolidated Schedule of Investments
- January 31, 2010
- October 31, 2009	8
Notes to Consolidated Financial Statements	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	53

Item 4. Controls and Procedures	59

Part II. Other Information	60

SIGNATURE	61

Exhibits	62
EX-31
EX-32

Part I. Consolidated Financial Information
Item 1. Consolidated Financial Statements
CONSOLIDATED FINANCIAL STATEMENTS
MVC Capital, Inc.
Consolidated Balance Sheets

	January 31,	October 31,
	2010	2009
	(Unaudited)
ASSETS

Assets
Cash and cash equivalents	$15,222,234	$1,007,873
Investments at fair value
Non-control/Non-affiliated investments (cost $122,231,498 and $122,320,550)	81,339,948	85,451,605
Affiliate investments (cost $126,168,883 and $141,186,185)	190,296,856	210,519,609
Control investments (cost $159,553,067 and $159,287,686)	207,237,325	206,832,059

Total investments at fair value (cost $407,953,448 and $422,794,421)	478,874,129	502,803,273
Dividends, interest and fees receivable, net of reserve	5,755,278	5,385,333
Escrows	2,255,000	—
Prepaid expenses	1,106,570	1,271,353
Prepaid taxes	373,640	377,883

Total assets	$503,586,851	$510,845,715

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Term loan	$50,000,000	$50,000,000
Provision for incentive compensation (Note 9)	20,531,339	19,511,147
Revolving credit facility	—	12,300,000
Management fee payable	2,454,746	2,560,120
Other accrued expenses and liabilities	1,449,879	1,300,490
Professional fees	436,481	650,981
Consulting fees	35,826	67,278
Taxes payable	283	—

Total liabilities	74,908,554	86,390,016

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 24,297,087 and 24,297,087 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	429,400,261	429,400,261
Accumulated earnings	37,675,389	34,768,686
Dividends paid to stockholders	(60,003,577)	(57,087,927)
Accumulated net realized loss	(16,794,039)	(30,113,755)
Net unrealized appreciation	70,920,681	80,008,852
Treasury stock, at cost, 4,007,361 and 4,007,361 shares held, respectively	(32,803,462)	(32,803,462)

Total shareholders’ equity	428,678,297	424,455,699

Total liabilities and shareholders’ equity	$503,586,851	$510,845,715

Net asset value per share	$17.64	$17.47

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2010	January 31, 2009
Operating Income:
Dividend income
Affiliate investments	$2,033,760	$916,870

Total dividend income	2,033,760	916,870

Interest income
Non-control/Non-affiliated investments	2,658,991	2,966,177
Affiliate investments	1,272,035	1,419,681
Control investments	891,907	487,202

Total interest income	4,822,933	4,873,060

Fee income
Non-control/Non-affiliated investments	133,055	199,199
Affiliate investments	456,844	361,527
Control investments	219,281	246,939

Total fee income	809,180	807,665

Other income (loss)	131,790	(10,067)

Total operating income	7,797,663	6,587,528

Operating Expenses:
Management fee	2,454,746	2,483,234
Incentive compensation (Note 9)	1,020,192	(154,663)
Interest and other borrowing costs	640,881	1,091,328
Audit fees	139,500	171,000
Other expenses	134,090	134,172
Legal fees	130,500	170,000
Directors fees	91,100	67,600
Insurance	89,840	101,000
Administration	69,130	85,898
Consulting fees	47,000	88,700
Printing and postage	43,500	35,300
Public relations fees	25,800	26,100

Total operating expenses	4,886,279	4,299,669

Net operating income before taxes	2,911,384	2,287,859

Tax (Benefit) Expenses:
Deferred tax (benefit) expense	—	(360,255)
Current tax expense	4,681	936

Total tax (benefit) expense	4,681	(359,319)

Net operating income	2,906,703	2,647,178

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
Non-control/Non-affiliated investments	(66)	(90)
Affiliate investments	13,319,782	—

Total net realized gain (loss) on investments	13,319,716	(90)

Net change in unrealized depreciation on investments	(9,088,171)	(1,793,404)

Net realized and unrealized gain (loss) on investments	4,231,545	(1,793,494)

Net increase in net assets resulting from operations	$7,138,248	$853,684

Net increase in net assets per share resulting from operations	$0.29	$0.04

Dividends declared per share	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2010	January 31, 2009
Cash flows from Operating Activities:
Net increase in net assets resulting from operations	$7,138,248	$853,684
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Realized loss (gain)	(13,319,716)	90
Net change in unrealized depreciation	9,088,171	1,793,404
Amortization of discounts and fees	(3,911)	(21,496)
Increase in accrued payment-in-kind dividends and interest	(1,752,454)	(1,276,447)
Allocation of flow through loss (income)	(89,341)	10,067
Changes in assets and liabilities:
Dividends, interest and fees receivable	(369,945)	230,325
Escrows	(2,255,000)	—
Prepaid expenses	164,783	98,276
Prepaid taxes	4,243	936
Deferred tax	—	(360,255)
Incentive compensation (Note 9)	1,020,192	(154,663)
Other Liabilities	(201,654)	(350,456)
Purchases of debt instruments	(1,366,216)	(6,576,415)
Proceeds from equity investments	30,104,861	—
Proceeds from debt instruments	1,267,750	7,041,750

Net cash provided by operating activities	29,430,011	1,288,800

Cash flows from Financing Activities:
Distributions paid to shareholders	(2,915,650)	(2,915,650)
Net repayments under revolving credit facility	(12,300,000)	(6,400,000)

Net cash used in financing activities	(15,215,650)	(9,315,650)

Net change in cash and cash equivalents for the period	14,214,361	(8,026,850)

Cash and cash equivalents, beginning of period	$1,007,873	12,764,465

Cash and cash equivalents, end of period	$15,222,234	$4,737,615

During the three months ended January 31, 2010 and 2009 MVC Capital, Inc. paid $339,011 and $816,219 in interest expense, respectively.
During the three months ended January 31, 2010 and 2009 MVC Capital, Inc. paid $0 and $0 in income taxes, respectively.
Non-cash activity:
During the three months ended January 31, 2010 and 2009, MVC Capital, Inc. recorded payment in kind dividend and interest of $1,752,454 and $1,276,447, respectively. This amount was added to the principal balance of the investments and recorded as interest/dividend income.
During the quarter ended January 31, 2010, MVC Capital, Inc. was allocated $131,790 in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of this amount, $42,449 was received in cash and the balance of $89,341, was undistributed and therefore increased the cost of the investment. The fair value was then increased by $89,341 by the Company’s Valuation Committee.
During the quarter ended January 31, 2009, MVC Capital Inc., was allocated $10,067 in flow through loss from its equity investment in Octagon Credit Investors, LLC. and this amount decreased the cost of the investment. The fair value was then decreased by the Fund’s Valuation Committee.
On December 29, 2009, MVC Capital, Inc. sold the common and preferred shares and the warrants of Vitality. As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. This escrow is currently valued at approximately $2.3 million on the Company’s balance sheet.
Prior to the sale of Vitality on December 29, 2009, Vitality’s European operations (which were not of interest to the buyer) were distributed to Vitality’s shareholders on a pro-rata basis. MVC Capital, Inc. received 960 shares of A common stock and 334 shares of convertible Series B common stock in LHD Europe as part of this transaction.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Changes in Net Assets

	For the Quarter Ended	For the Quarter Ended	For the Year Ended
	January 31, 2010	January 31, 2009	October 31, 2009
	(Unaudited)	(Unaudited)
Operations:
Net operating income	$2,906,703	$2,647,178	$4,524,720
Net realized gain (loss)	13,319,716	(90)	(25,081,728)
Net change in unrealized appreciation (depreciation)	(9,088,171)	(1,793,404)	34,804,497

Net increase in net assets from operations	7,138,248	853,684	14,247,489

Shareholder Distributions:
Distributions to shareholders	(2,915,650)	(2,915,650)	(11,662,602)

Net decrease in net assets from shareholder distributions	(2,915,650)	(2,915,650)	(11,662,602)

Total increase (decrease) in net assets	4,222,598	(2,061,966)	2,584,887

Net assets, beginning of period/year	424,455,699	421,870,812	421,870,812

Net assets, end of period/year	$428,678,297	$419,808,846	$424,455,699

Common shares outstanding, end of period/year	24,297,087	24,297,087	24,297,087

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Selected Per Share Data and Ratios

	For the		For the		For the
	Quarter Ended		Quarter Ended		Year Ended
	January 31, 2010		January 31, 2009		October 31, 2009
	(Unaudited)		(Unaudited)
Net asset value, beginning of period/year	$17.47		$17.36		$17.36

Gain (loss) from operations:
Net operating income	0.12		0.11		0.19
Net realized and unrealized gain (loss) on investments	0.17		(0.07)		0.40

Total gain from investment operations	0.29		0.04		0.59

Less distributions from:
Income	(0.12)		(0.11)		(0.19)
Return of capital	—		(0.01)		(0.29)

Total distributions	(0.12)		(0.12)		(0.48)

Net asset value, end of period/year	$17.64		$17.28		$17.47

Market value, end of period/year	$11.70		$10.20		$9.18

Market discount	(33.67)%		(40.97)%		(47.45)%

Total Return — At NAV (a)	1.66%		0.23%		3.50%

Total Return — At Market (a)	28.73%		(16.16)%		(21.48)%

Ratios and Supplemental Data:

Net assets, end of period (in thousands)	$428,678		$419,809		$424,456

Ratios to average net assets:
Expenses excluding tax expense (benefit)	4.54	%(b)	4.05	%(b)	4.88%
Expenses including tax expense (benefit)	4.55	%(b)	3.71	%(b)	5.21%
Expenses excluding incentive compensation	3.60	%(b)	3.56	%(b)	4.31%
Expenses excluding incentive compensation, interest and other borrowing costs	3.00	%(b)	2.54	%(b)	3.56%

Net operating income (loss) before tax expense (benefit)	2.71	%(b)	2.15	%(b)	1.42%
Net operating income (loss) after tax expense (benefit)	2.70	%(b)	2.49	%(b)	1.09%
Net operating income (loss) before incentive compensation	3.65	%(b)	2.64	%(b)	1.99%
Net operating income (loss) before incentive compensation, interest and other borrowing costs	4.25	%(b)	3.67	%(b)	2.74%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b)	Annualized.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
January 31, 2010
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments — 18.98% (c, f, g)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (a, d, j)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision - Machined Components	Senior Secured Loan 9.0000%, 4/30/2010 (a, h)	$340,000	340,000	340,000
		Second Lien Seller Note 10.0000%, 06/29/2010 (a, h, i)	2,473,521	2,473,521	—
		Second Lien Seller Note 17.0000%, 06/30/2013 (a, b, h, i)	3,860,233	3,860,233	—

				6,673,754	340,000

BP Clothing, LLC	Apparel	Second Lien Loan 16.5000%, 07/18/2012 (a, b, h)	18,970,918	18,824,967	16,121,986
		Term Loan A 5.9900%, 07/18/2011 (a, h)	1,987,500	1,975,788	1,721,413
		Term Loan B 8.9900%, 07/18/2011 (a, h)	2,000,000	1,989,094	1,743,890

				22,789,849	19,587,289

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (a, d, j)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (a, d, j)		15,000,000	10,790,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (a, b, h)	3,131,371	3,131,371	3,131,371
		Warrants (a, d)		—	—

				3,131,371	3,131,371

Henry Company	Building Products / Specialty Chemicals	Term Loan A 3.7306%, 04/06/2011 (a, h)	1,529,411	1,529,411	1,470,133
		Term Loan B 7.9806%, 04/06/2011 (a, h)	2,000,000	2,000,000	2,000,000

				3,529,411	3,470,133

Innovative Brands, LLC	Consumer Products	Term Loan 16.0000%, 09/25/2011 (a, h)	10,035,642	10,035,642	10,035,642

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (a, d, e, j)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (a, d, j)		3,750,000	—

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (666,667 shares) (d)		500,000	226,667

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (a, d, e, j)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (a, d, j)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 7.5000%, 12/28/2012 (a, h)	882,786	662,204	882,786
		Second Lien Loan 15.0000%, 12/31/2013 (a, b, h)	25,638,706	25,309,188	25,638,706

				25,971,392	26,521,492

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (a, h)	1,082,000	1,084,523	1,082,000

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 6.2500%, 12/08/2012 (a, h)	970,000	970,000	895,558
		Second Lien Seller Note 6.7394%, 12/08/2013 (a, h)	3,500,000	3,500,000	3,500,000

				4,470,000	4,395,558

WBS Carbons Acquistions Corp.	Specialty Chemicals	Bridge Loan 6.0000%, 12/30/2011 (a, h)	1,759,796	1,759,796	1,759,796

Sub Total Non-control/Non-affiliated investments				122,231,498	81,339,948

Affiliate investments - 44.39% (c, f, g)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (a, b, h)	12,874,603	12,653,913	12,874,603
		Convertible Series A Preferred Stock (9 shares) (a, d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (a, d)		9,956,000	9,956,000

				22,653,913	22,874,603

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	17,486,072
		Convertible Preferred Stock (1,065,000 shares)		10,357,500	18,325,879

				15,879,242	35,811,951

Harmony Pharmacy & Health Center, Inc.	Healthcare - Retail	Revolving Credit Facility 10.0000%, 4/30/2010 (a, b, h)	4,874,914	4,874,914	4,000,000
		Demand Note 10.0000% (a, h, i)	500,000	500,000	500,000
		Demand Note 10.0000% (a, h, i)	569,000	569,000	569,000
		Demand Note 10.0000% (a, h, i)	700,000	700,000	700,000
		Demand Note 10.0000% (a, h, i)	3,300,000	3,300,000	3,300,000
		Demand Note 10.0000% (a, h, i)	2,200,000	2,200,000	2,200,000
		Common Stock (2,000,000 shares) (a, d)		750,000	—

				12,893,914	11,269,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (a, d)		2,000,000	1,525,000

LHD Europe Holding Inc.	Non-Alcoholic Beverages	Common Stock, Series A (960 shares) (a, d, e)	—	165,682	332,144
		Convertible Common Stock, Series B (334 shares) (a, d, e)		59,369	117,856

				225,051	450,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (a, b, h)	10,250,859	10,165,284	10,250,859
		Secured Revolving Note 1.2300%, 06/30/2013 (a, h)	1,500,000	1,500,000	1,500,000
		Convertible Preferred Stock (20,000 shares) (a, b)		2,633,333	2,633,333

				14,298,617	14,384,192

Octagon Credit Investors, LLC	Financial Services	Term Loan 4.4800%, 12/31/2011 (a, h)	5,000,000	4,974,499	5,000,000
		Limited Liability Company Interest (a)		1,378,520	3,833,424

				6,353,019	8,833,424

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (a, d)		6,000,000	7,000,000

Security Holdings B.V.	Electrical Engineering	Common Stock (900 shares) (a, d, e)		28,154,200	10,000,000

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (a, d, e)		7,450,000	7,450,000
		Senior Secured Loan 10.0000%, 6/23/2012 (a, e, h)	1,500,000	1,500,000	1,500,000

				8,950,000	8,950,000

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (a, b, h)	8,370,024	8,260,927	8,370,024
		Convertible Series I Preferred Stock (32,200 shares) (a, d)		500,000	58,907,092
		Convertible Series J Preferred Stock (8,216 shares) (a, d)		—	1,921,570

				8,760,927	69,198,686

Sub Total Affiliate investments				126,168,883	190,296,856

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
January 31, 2010
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments — 48.34% (a, c, f, g)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$46,500,000
		Bridge Loan 10.0000%, 12/31/2010 (e, h)	$3,643,557	3,643,557	3,643,557

				38,380,496	50,143,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		1,350,253	1,133,729

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	7,800,000
		Series A Convertible Preferred Stock (13,756 shares) (b, h)		30,000,000	41,610,846

				47,000,000	49,410,846

SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH	Soil Remediation	Term Loan 7.0000%, 08/31/2012 (e, h)	6,187,350	6,187,350	6,187,350
		Common Equity Interest (d, e)		438,551	1
		Preferred Equity Interest (d, e)		5,000,000	4,200,000

				11,625,901	10,387,351

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	3,790,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/31/2013 (b, h)	9,768,867	9,659,529	9,768,867
		Common Stock (1,115 shares) (d)		16,000,000	40,000,000

				25,659,529	49,768,867

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	8,231,181	8,221,878	8,231,181
		Junior Revolving Note 6.0000%, 5/1/2011 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	3,221,794
		Warrants (d)		—	—

				12,757,572	12,452,975

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	24,200,000

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d, j)		5,500,000	6,087
		Preferred Stock (6,443,188 shares) (d, j)		1,134,001	3,743,913

				6,634,001	3,750,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	1,600,000

				2,450,000	2,200,000

Sub Total Control Investments				159,553,067	207,237,325

TOTAL INVESTMENT ASSETS - 111.71% (f)				$407,953,448	$478,874,129

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except LHD Europe Holding Inc., Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $428,678,297 as of January 31, 2010.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

(j)	Legacy Investments.

—	Denotes zero cost or fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2009

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments — 20.13% (c, f, g)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (a, d, j)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision — Machined Components	Senior Secured Loan 6.0000%, 12/31/2009 (a, h)	$375,000	375,000	375,000
		Second Lien Seller Note 10.0000%, 06/29/2010 (a, h, i)	2,473,521	2,473,521	775,000
		Second Lien Seller Note 17.0000%, 06/30/2013 (a, b, h, i)	3,793,841	3,793,841	1,625,000

				6,642,362	2,775,000

BP Clothing, LLC	Apparel	Second Lien Loan 16.5000%, 07/18/2012 (a, b, h)	18,778,308	18,617,403	17,503,916
		Term Loan A 6.0000%, 07/18/2011 (a, h)	1,987,500	1,973,763	1,719,388
		Term Loan B 9.0000%, 07/18/2011 (a, h)	2,000,000	1,987,208	1,742,004

				22,578,374	20,965,308

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (a, d, j)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (a, d, j)		15,000,000	10,790,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (a, b, h)	3,096,252	3,096,252	3,096,252
		Warrants (a, d)		—	—

				3,096,252	3,096,252

Henry Company	Building Products / Specialty Chemicals	Term Loan A 3.7429%, 04/06/2011 (a, h)	1,709,921	1,709,921	1,650,642
		Term Loan B 7.9929%, 04/06/2011 (a, h)	2,000,000	2,000,000	2,000,000

				3,709,921	3,650,642

Innovative Brands, LLC	Consumer Products	Term Loan 15.5000%, 09/25/2011 (a, h)	10,414,976	10,414,976	10,414,976

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (a, d, e, j)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (a, d, j)		3,750,000	—

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (666,667 shares) (d)		500,000	148,000

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (a, d, e, j)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (a, d, j)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 7.5000%, 12/28/2012 (a, h)	901,435	656,357	901,435
		Second Lien Loan 15.0000%, 12/31/2013 (a, b, h)	25,443,638	25,092,905	25,443,638

				25,749,262	26,345,073

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (a, h)	1,108,500	1,111,347	1,108,500

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 3.0038%, 12/08/2012 (a, h)	972,500	972,500	898,058
		Second Lien Seller Note 6.7538%, 12/08/2013 (a, h)	3,500,000	3,500,000	3,500,000

				4,472,500	4,398,058

WBS Carbons Acquisitions Corp.	Specialty Chemicals	Bridge Loan 6.0000%, 12/30/2011 (a, h)	1,759,796	1,759,796	1,759,796

Sub Total Non-control/Non-affiliated investments				122,320,550	85,451,605

Affiliate investments — 49.60% (c, f, g)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (a, b, h)	12,648,338	12,406,499	12,648,338
		Convertible Series A Preferred Stock (9 shares) (a)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (a)		9,956,000	9,956,000

				22,406,499	22,648,338

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	15,044,698
		Convertible Preferred Stock (1,065,000 shares)		10,357,500	15,767,252

				15,879,242	30,811,950

Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Revolving Credit Facility 10.0000%, 12/01/2009 (a, b, h)	4,755,060	4,755,060	4,000,000
		Demand Note 10.0000% (a, h, i)	500,000	500,000	500,000
		Demand Note 10.0000% (a, h, i)	700,000	700,000	700,000
		Demand Note 10.0000% (a, h, i)	3,300,000	3,300,000	3,300,000
		Demand Note 10.0000% (a, h, i)	2,200,000	2,200,000	2,200,000
		Common Stock (2,000,000 shares) (a, d)		750,000	—

				12,205,060	10,700,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (a, d)		2,000,000	1,525,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (a, b, h)	10,765,878	10,667,415	10,765,878
		Secured Revolving Note 1.2463%, 06/30/2013 (a, h)	900,000	900,000	900,000
		Convertible Preferred Stock (20,000 shares) (a, b)		2,581,699	2,581,699

				14,149,114	14,247,577

Octagon Credit Investors, LLC	Financial Services	Term Loan 4.4963%, 12/31/2011 (a, h)	5,000,000	4,971,138	5,000,000
		Limited Liability Company Interest (a)		1,289,178	2,744,083

				6,260,316	7,744,083

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (a, d)		6,000,000	7,000,000

Security Holdings B.V.	Electrical Engineering	Common Stock (900 shares) (a, d, e)		28,154,200	10,000,000

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (a, d, e)		7,450,000	7,450,000
		Senior Secured Loan 10.0000%, 6/23/2012 (a, e, h)	1,500,000	1,500,000	1,500,000

				8,950,000	8,950,000

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (a, b, h)	8,263,979	8,143,804	8,263,979
		Convertible Series I Preferred Stock (32,200 shares) (a, d)		500,000	58,907,092
		Convertible Series J Preferred Stock (8,216 shares) (a, d)		—	1,921,570

				8,643,804	69,092,641

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (a, d)		5,564,716	10,089,957
		Preferred Stock (1,000,000 shares) (a, b, h)		10,973,234	13,875,005
		Warrants (a, d)		—	3,835,058

				16,537,950	27,800,020

Sub Total Affiliate investments				141,186,185	210,519,609

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
October 31, 2009

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments - 48.73% (a, c, f, g)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$46,500,000
		Bridge Loan 10.0000%, 12/31/2009 (e, h)	$3,643,557	3,643,557	3,643,557

				38,380,496	50,143,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		1,350,253	1,133,729

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	9,100,000
		Series A Convertible Preferred Stock (13,227 shares) (b, h)		30,000,000	40,010,429

				47,000,000	49,110,429

SGDA Sanierungsgesellschaft	Soil Remediation	Term Loan 7.0000%, 08/31/2012 (e, h)	6,187,350	6,187,350	6,187,350
fur Deponien und Altlasten GmbH		Common Equity Interest (d, e)		438,551	1
		Preferred Equity Interest (d, e)		5,000,000	6,600,000

				11,625,901	12,787,351

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	3,790,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012 (b, h)	9,596,177	9,479,142	9,596,177
		Common Stock (1,115 shares) (d)		16,000,000	38,000,000

				25,479,142	47,596,177

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	8,149,021	8,136,884	8,149,021
		Junior Revolving Note 6.0000%, 5/1/2011 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	3,221,794
		Warrants (d)		—	—

				12,672,578	12,370,815

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	23,200,000

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d, j)		5,500,000	9,687
		Preferred Stock (6,443,188 shares) (d, j)		1,134,001	4,490,314

				6,634,001	4,500,001

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	1,600,000

				2,450,000	2,200,000

Sub Total Control Investments				159,287,686	206,832,059

TOTAL INVESTMENT ASSETS — 118.46% (f)				$422,794,421	$502,803,273

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $424,455,699 as of October 31, 2009.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

(j)	Legacy Investments.
— Denotes zero cost or fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Company”)
Notes to Consolidated Financial Statements
January 31, 2010
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. Certain amounts have been reclassified to adjust to current period presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2009.
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
4. Investment Valuation Policy
     Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, formerly Statement of Financial Accounting Standards No. 157. In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. For unrestricted securities of companies that are publicly traded for which we have a majority-owned interest, the value is generally based on the closing market quote on the valuation date plus a control premium if the Valuation Committee of our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon a sale or transfer of our controlling interest. At January 31, 2010, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

     We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which is codified in ASC 820, on November 1, 2008. ASC 820 provides a framework for measuring the fair value of assets and liabilities. SFAS No. 157 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.
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
     In April 2009, the FASB issued Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is codified in ASC 820. ASC 820 provides enhanced guidance for using fair value to measure assets and liabilities. ASC 820 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. We adopted ASC 820 on November 1, 2008. ASC 820 provides guidance on how to determine the fair value of assets under ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. ASC 820 states that a transaction price that is associated with a transaction that is not orderly is not determinative of fair value or market-participant risk premiums and companies should place little, if any, weight (compared with other indications of fair value) on transactions that are not orderly when estimating fair value or market risk premiums. ASC 820 is effective for periods ending after June 15, 2009. The adoption of ASC 820 has not had a material effect on our financial position or results of operations.
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
     In January 2010, FASB issued Improving Disclosure about Fair Value Measurements, Accounting Standards Update (“ASU”) 2010-06. ASU 2010-06 provides amendments to Fair Value Measurements and Disclosure-Overall Subtopic, (“Subtopic 820-10”), that requires new disclosures on Transfers in and out of Levels I and II and Activity in Level III fair value measurements. ASU 2010-06 also provides amendments to Subtopic 820-10 that clarifies existing disclosures such as 1.) Level of disaggregation and 2.) Disclosure about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuance, and settlements in the roll-forward of activity in Level III fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has begun disclosing purchases, sales, issuance, and settlements in the roll-forward of activity in Level III fair value measurements.
     Pursuant to our Valuation Procedures, the Valuation Committee (which is currently comprised of three Independent Directors) determines fair valuation of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the consolidated statements of operations as “Net change in unrealized appreciation (depreciation) on investments.” Currently, our NAV per share is calculated and published on a monthly basis. The fair values determined as of the most recent quarter end are reflected in that quarter’s NAV per share and in the next two months’ NAV per share calculation. (If the Valuation Committee determines to fair value an investment more frequently than quarterly, the most recently determined fair value would be reflected in the published NAV per share.)
     The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.
     At January 31, 2010, approximately 95.09% of our total assets represented portfolio investments recorded at fair value.
     Under most circumstances, at the time of acquisition, investments are carried at cost (absent the existence of conditions warranting, in management’s and the Valuation Committee’s view, a different initial value). During the period that an investment is held by the Company, its original cost may cease to approximate fair value as the result of market and investment specific factors. No pre-determined formula can be applied to determine fair value. Rather, the Valuation Committee analyzes fair value measurements based on the value at which the securities of the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties, other than in a forced or liquidation sale. The liquidity event whereby the Company ultimately exits an investment is generally the sale, the merger, the recapitalization or, in some cases, the initial public offering of the portfolio company.
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
5. Concentration of Market Risk
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represented approximately 95.09% of the Company’s total assets at January 31, 2010. As discussed in Note 6, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.
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
     The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:
•	Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We valued one of our investments using Level 1 inputs as of January 31, 2010.

•	Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We did not value any of our investments using Level 2 inputs as of January 31, 2010.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 4 for the investment valuation policies used to determine the fair value of these investments.
     The following fair value hierarchy table sets forth our investment portfolio by level as of January 31, 2010 and October 31, 2009 (in thousands):

	January 31, 2010
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$150,519	$150,519
Common Stock	227	—	79,657	79,884
Preferred Stock	—	—	152,132	152,132
Warrants	—	—	—	—
Other Equity Investments	—	—	96,339	96,339

Total Investments, net	$227	$—	$478,647	$478,874

	October 31, 2009
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$153,468	$153,468
Common Stock	148	—	86,159	86,307
Preferred Stock	—	—	164,943	164,943
Warrants	—	—	3,835	3,835
Other Equity Investments	—	—	94,250	94,250

Total Investments, net	$148	$—	$502,655	$502,803

     The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the quarters ended January 31, 2010 and January 31, 2009 (in thousands):

			Reversal of
			Prior Period
			Appreciation	Unrealized
	Balances,		(Depreciation)	Appreciation				Balances,
	November 1,	Realized Gains	on Realization	(Depreciation)			Transfers In &	January 31,
	2009	(Losses) (1)	(2)	(3)	Purchases (4)	Sales (5)	Out of Level 3	2010
Senior/Subordinated Loans and credit facilities	$153,468	$—	$—	$(4,279)	$2,598	$(1,268)	$—	$150,519
Common Stock	86,159	4,363	(4,525)	3,362	225	(9,927)	—	79,657
Preferred Stock	164,943	2,902	(2,902)	1,012	222	(14,045)	—	152,132
Warrants	3,835	3,800	(3,835)	—	—	(3,800)	—	0
Other Equity Investments	94,250	—	—	2,000	89	—	—	96,339
Escrows		2,255						2,255

Total	$502,655	$13,320	$(11,262)	$2,095	$3,134	$(29,040)	$—	$478,647

			Reversal of Prior
			Period
			Appreciation	Unrealized
	Balances,		(Depreciation)	Appreciation				Balances,
	November 1,	Realized Gains	on Realization	(Depreciation)			Transfers In &	January 31,
	2008	(Losses) (1)	(2)	(2)	Purchases (4)	Sales (5)	Out of Level 3	2009
Senior/Subordinated Loans and credit facilities	$167,703	$—	$149	$(10,326)	$2,922	$(2,564)	$—	$157,884
Common Stock	87,741	—	—	1,066	—	—	—	88,807
Preferred Stock	124,874	—	—	9,252	325	—	—	134,451
Warrants	3,735	—	—	—	—	—	—	3,735
Other Equity Investments	106,646	—	—	(1,800)	(10)	—	—	104,836

Total	$490,699	$—	$149	$(1,808)	$3,237	$(2,564)	$—	$489,713

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.

(2)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities disposed of during the quarters ended January 31, 2010 and January 31, 2009, respectively.

(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities held at January 31, 2010 and January 31, 2009, respectively.

(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities.

(5)	Includes decreases in the cost basis of investments resulting from principal repayments or sales.
     For the Quarter Ended January 31, 2010
     During the quarter ended January 31, 2010, the Company made one follow-on investment in an existing portfolio company committing capital totaling $800,000. On January 4, 2010, the Company committed capital of $800,000 to Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”) in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. As of January 31, 2010, $569,000 has been borrowed on the demand note.
     At October 31, 2009, the balance of the secured revolving note provided to Marine Exhibition Corporation (“Marine”) was $900,000. Net borrowings during the quarter ended January 31, 2010 were $600,000 resulting in a balance of $1.5 million at such date.
     On December 29, 2009, the Company sold the common stock, preferred stock and warrants of Vitality Foodservice Holding Corp. (“Vitality”). The amount received from the sale of the 556,472 common shares was approximately $10.0 million, for the 1 million preferred shares was approximately $14.0 million, and for the 1 million warrants was approximately $3.8 million. As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. This escrow is currently valued at approximately $2.3 million on the Company’s balance sheet. Total amount received from the sale was approximately $30.1 million resulting in a realized gain of $13.3 million, which will be treated as a long-term capital gain. Prior to the sale of Vitality on December 29, 2009, Vitality’s European operations (which were not acquired by the buyer) were distributed to Vitality’s shareholders on a pro-rata basis. The Company received 960 shares of A common stock and 334 shares of convertible Series B common stock in LHD Europe Holding Inc. (“LHD Europe”) as part of this transaction.

     On December 31, 2009, Total Safety U.S., Inc. (“Total Safety”) made a principal payment of $2,500 on its first lien loan. The balance of the first lien loan as of January 31, 2010 was $970,000.
     On December 31, 2009, Marine made a principal payment of $625,000 on its senior subordinated loan. The balance of the loan as of January 31, 2010 was $10.3 million.
     On December 31, 2009, SP made a principal payment of approximately $19,000 on its first lien loan. The balance of the first lien loan as of January 31, 2010, was approximately $883,000.
     On January 25, 2010, Amersham Corporation (“Amersham”) made a principal payment of $35,000 on its senior secured loan. The balance of the loan as of January 31, 2010 was $340,000.
     During the quarter ended January 31, 2010, the Company received approximately $26,500 in principal payments on the term loan provided to Storage Canada, LLC (“Storage Canada”). The balance of the term loan at January 31, 2010 was approximately $1.1 million.
     During the quarter ended January 31, 2010, the Company received principal payments of approximately $379,000 on the term loan provided to Innovative Brands, LLC (“Innovative Brands”). The balance of the term loan as of January 31, 2010 was approximately $10.0 million.
     During the quarter ended January 31, 2010, Henry Company made principal payments of approximately $181,000 on its term loan A. The balance of term loan A as of January 31, 2010 was approximately $1.5 million.
     On July 31, 2009, the Company sponsored U.S. Gas & Electric, Inc. (“U.S. Gas”) in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company has earned one-time fee income of approximately $1.2 million and will be recognizing an additional $1.3 million in fee income over the life of the guarantee. As of January 31, 2010, the cash collateral has been released as the letter of credit has expired.
     During the quarter ended January 31, 2010, the Valuation Committee increased the fair value of the Company’s investments in Dakota Growers Pasta Company, Inc. (“Dakota Growers”) common stock by approximately $2.4 million and preferred stock by approximately $2.6 million, Octagon Credit Investors, LLC (“Octagon”) equity interest by $1.0 million, Summit Research Labs, Inc. (“Summit”) common stock by $2.0 million, Velocitius B.V. (“Velocitius”) equity interest by $1.0 million, and LHD Europe series A common stock by approximately $166,000 and series B common Stock by approximately $58,000. In addition, increases in the cost basis and fair value of the loans to GDC Acquisition, LLC (“GDC”), Custom Alloy Corporation (“Custom Alloy”), SP, Marine, Turf Products, LLC (“Turf”), BP Clothing, LLC (“BP”), Summit, and U.S. Gas and the Marine and Vitality preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $1,752,454. The Valuation Committee also increased the fair value of the Ohio Medical Corporation (“Ohio Medical”) preferred stock by approximately $1.6 million due to a PIK distribution which was treated as a return of capital. Also, during the quarter ended January 31, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $89,000. The Valuation Committee also decreased the fair value of the Company’s investments in Amersham Corporation (“Amersham”) second lien notes by $2.4 million, BP second lien loan by $1.6 million, Ohio Medical common stock by $1.3 million, SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH (“SGDA”) preferred equity interest by approximately $2.4 million, and Vendio Services, Inc. (“Vendio”) preferred stock by approximately $746,000 million and common stock by $3,600 during the quarter ended January 31, 2010. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling approximately $186,000.

     At January 31, 2010, the fair value of all portfolio investments, exclusive of short-term securities, was $478.9 million with a cost basis of $408.0 million. At January 31, 2010, the fair value and cost basis of portfolio investments of the Legacy Investments was $14.5 million and $48.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $464.4 million and $359.1 million, respectively. At October 31, 2009, the fair value of all portfolio investments, exclusive of short-term securities, was $502.8 million, with a cost basis of $422.8 million. At October 31, 2009, the fair value and cost basis of the Legacy Investments was $15.3 million and $48.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $487.5 million and $373.9 million, respectively.
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
     During the fiscal year ended October 31, 2009, the Company realized a loss on Timberland Machines & Irrigation, Inc. (“Timberland”) of approximately $18.1 million. The Company received no proceeds from the company and Timberland has been removed from the Company’s portfolio.
     During the fiscal year ended October 31, 2009, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $55.2 million, SGDA preferred equity interest by $500,000, SIA Tekers Invest (“Tekers”) common stock by $615,000, Velocitius equity interest by $2.2 million, Vestal Manufacturing Enterprises, Inc. (“Vestal”) common stock by $650,000, MVC Automotive Group B.V. (“MVC Automotive”) equity interest by $5.0 million, Summit common stock by $5.0 million, Vitality common stock and warrants by $260,300 and $100,000, respectively, and Dakota Growers common stock by approximately $4.9 million and preferred stock by approximately $5.1 million. In addition, increases in the cost basis and fair value of the loans to GDC, Custom Alloy, SP, Marine, BP, Summit, U.S. Gas, and WBS Carbons Acquisition Corp. (“WBS”), and the Vitality and Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $6,354,807. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $5.8 million due to a PIK distribution which was treated as a return of capital. Also, during the fiscal year ended October 31, 2009, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $157,000. The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical common stock by $8.1 million, Vendio preferred stock by approximately $2.1 million and common stock by $5,000, Foliofn, Inc. (“Foliofn”) preferred stock by $2.8 million, PreVisor, Inc. (“PreVisor”) common stock by $3.1 million, Custom Alloy preferred stock by $22.5 million, Amersham second lien notes by $3.1 million, Turf equity interest by $2.6 million, Harmony Pharmacy common stock by $750,000, MVC Partners LLC (“MVC Partners”) equity interest by $16,000, SGDA common stock by $560,000, Security Holdings B.V. (“Security Holdings”) common equity interest by $18.2 million, HuaMei Capital Company (“HuaMei”), Inc. common stock by $475,000, Timberland senior subordinated loan by approximately $7.3 million and junior revolving line of credit by $1.0 million and BP term loan B by approximately $219,000, term loan A by approximately $255,000 and second lien loan by approximately $1.3 million, during the fiscal year ended October 31, 2009. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK interest totaling approximately $1.0 million. During the fiscal year ended October 31, 2009, the Company received a return of capital distribution from Turf of approximately $286,000.
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
7. Commitments and Contingencies
     Commitments to/for Portfolio Companies:
     At January 31, 2010, the Company’s existing commitments to portfolio companies consisted of the following:
Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at January 31, 2010
Marine Revolving Loan Facility	$2.0 million	$1.5 million
Octagon Revolving Credit Facility	$7.0 million	—
Harmony Pharmacy Revolving Credit Facility	$4.0 million	$4.0 million
Velocitius Revolving Line II	$650,000	—
Tekers Guarantee	$1.9 million	—
U.S. Gas Revolving Credit Facility Guarantee	$10.0 million	—
MVC Automotive Guarantee	$9.0 million	—
MVC Automotive Guarantee	$5.5 million	—
Turf Junior Revolver	$1.0 million	$1.0 million
MVC Automotive Guarantee	$1.9 million	—
U.S. Gas Guarantee	$10.0 million	—
Harmony Pharmacy Note	$800,000	$569,000
Total	$53.8 million	$7.1 million
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. As of October 31, 2009, the outstanding balance of the secured revolving loan facility was $900,000. Net borrowings during the quarter ended January 31, 2010 were $600,000, resulting in a balance of $1.5 million at such date.

     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2009 and January 31, 2010, there was no balance outstanding.
     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The maturity date of the revolving credit facility was extended to April 30, 2010. At October 31, 2009 and January 31, 2010, the outstanding balance of the revolving credit facility was $4.0 million.
     On May 1, 2007, the Company provided Velocitius a $650,000 revolving line of credit. The revolving line of credit expires on April 30, 2010 and bears annual interest at 8%. At October 31, 2009 and January 31, 2010, there was no amount outstanding.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $1.9 million at January 31, 2010.
     On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility to U.S. Gas. The revolving senior credit facility had an annual interest at LIBOR plus 6% or Prime plus 4.5%, which is at U.S. Gas’ discretion. The balance of the senior credit facility at October 31, 2008 was approximately $12.2 million. Net repayments during fiscal year 2009 on the senior credit facility were approximately $12.2 million, resulting in a zero balance at October 22, 2009. On October 22, 2009, the Company participated the revolving credit facility to Amzak Capital Management, LLC. The Company agreed to guarantee the $10 million credit facility under certain circumstances related to an event of default. At October 31, 2009 and January 31, 2010, the revolving senior credit facility was no longer a commitment of the Company.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $9.0 million at January 31, 2010.
     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.5 million at January 31, 2010) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2009 and January 31, 2010, the outstanding balance of the secured junior revolving note was $1.0 million.
     On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruna (“CZK“) mortgage for MVC Automotive, equivalent to approximately $1.9 million at January 31, 2010.
     On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. The cash collateral has since been released as the letter of credit has expired. For sponsoring and providing this credit support, the Company will earn one-time fee income of approximately $2.5 million.
     On January 4, 2010, the Company committed capital of $800,000 to Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. As of January 31, 2010, $569,000 has been borrowed on the demand note.

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
On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (“Credit Facility I”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2009, there was $50.0 million in term debt and $12.3 million in revolving credit on Credit Facility I outstanding. During the quarter ended January 31, 2010, the Company’s net repayments on Credit Facility I were $12.3 million. As of January 31, 2010, there was $50.0 million in term debt and no amount outstanding on the revolving credit facility. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. Credit Facility I will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility I will be due and payable. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.
     On April 24, 2008, the Company entered into a two-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). There was no amount outstanding on Credit Facility II as of October 31, 2009 and January 31, 2010. Credit Facility II provides financing to the Company in addition to the Company’s existing $100 million Credit Facility I with Guggenheim. Proceeds from borrowings made under Credit Facility II are used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 50 basis points. In addition, the Company is also subject to an annual utilization fee of 25 basis points for the amount of Credit Facility II that is outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities whose purchase has been approved by BB&T.
     The Company is in the process of negotiating a renewal of Credit Facility I and Credit Facility II. However, as of the date of the issuance of this report, renewed arrangements have not been reached. The Company is also exploring alternative financing arrangements. Please see the Item 3 Risk Factor, “We may be unable to meet our covenant obligations under our credit facility or renew such facility, which could adversely affect our business,” for a risk factor relating to the Company’s credit facilities.
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
     Our board of directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), at their in-person meeting held on October 23, 2009, approved the renewal of the Advisory Agreement for an additional year.
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
9. Incentive Compensation
     At October 31, 2009, the provision for estimated incentive compensation was $19,511,147. During the quarter ended January 31, 2010, this provision for incentive compensation was increased by a net amount of $1,020,192 to $20,531,339. The increase in the provision for incentive compensation during the quarter ended January 31, 2010 reflects the sale of Vitality for a realized gain of $13.3 million. The difference between the amount received from the sale and Vitality’s carrying value at October 31, 2009 was an increase of $2.4 million. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Dakota Growers, Octagon, Summit, Velocitius, and LHD Europe) by a total of $9.2 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.6 million due to a PIK distribution, which was treated as a return of capital. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of four of the Company’s portfolio investments (Amersham, BP, Ohio Medical, and SGDA) by a total of $7.7 million and the Valuation Committee determination not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK totaling $186,000. During the quarter ended January 31, 2010, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

     At October 31, 2008, the provision for estimated incentive compensation was $15,794,295. During the fiscal year ended October 31, 2009, this provision for incentive compensation was increased by a net amount of $3,716,852 to $19,511,147. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments: U.S. Gas, Tekers, Vestal, Vitality, Summit, MVC Automotive, Dakota Growers and Velocitius by a total of $79.0 million. The provision also reflects the Valuation Committee’s determination to increase the fair value of the Ohio Medical preferred stock by approximately $5.8 million due to a PIK distribution which was treated as a return of capital. The Company also received a return of capital distribution from Turf of approximately $286,000. The net increase in the provision for incentive compensation during the fiscal year ended October 31, 2009 was a result of the Valuation Committee’s determination to decrease the fair values of 12 of the Company’s portfolio investments (Ohio Medical, Timberland, Custom Alloy, PreVisor, Amersham, Turf Products, LLC (“Turf”), Harmony Pharmacy, BP, MVC Partners, SGDA, Security Holdings, and HuaMei) by a total of $68.9 million. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK totaling $1.0 million. During the fiscal year ended October 31, 2009, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.
10. Tax Matters
     On October 31, 2009, the Company had a net capital loss carryforward of $29,988,349 of which $1,463,592 will expire in the year 2012, $3,295,550 will expire in the year 2013, and $25,229,207 will expire in the year 2017. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed. As of October 31, 2009, the Company had net unrealized capital gains of $76,727,734. The gross unrealized capital losses totaled $74,283,524. The total net realized capital loss carryforwards and gross unrealized capital losses at October 31, 2009 were $104,271,873.
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

     ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the quarter ended January 31, 2010, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS. The 2005, 2006, 2007 and 2008 federal tax years for the Company and the 2005, 2006, 2007 and 2008 federal tax years for MVCFS remain subject to examination by the IRS.
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
     For the Quarter Ended January 31, 2010
     On December 18, 2009, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on January 8, 2010 to shareholders of record on December 31, 2009. The total distribution amounted to $2,915,650, including reinvested distributions.

     During the quarter ended January 31, 2010, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,890 shares of our common stock at an average price of $12.27 in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.
12. Segment Data
     The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc., and the financial advisory operations of its wholly-owned subsidiary, MVC Financial Services, Inc.
     The following table presents book basis segment data for the quarter ended January 31, 2010:

	MVC	MVCFS	Consolidated
Interest and dividend income	$6,856,687	$6	$6,856,693
Fee income	54,891	754,289	809,180
Other income	131,790	—	131,790
Total operating income	7,043,368	754,295	7,797,663

Total expenses	3,293,988	1,592,291	4,886,279

Net operating income (loss) before taxes	3,749,380	(837,996)	2,911,384
Tax expense	—	4,681	4,681
Net operating income (loss)	3,749,380	(842,677)	2,906,703
Net realized loss on investments and foreign currency	13,319,716	—	13,319,716
Net change in unrealized appreciation on investments	(9,088,171)	—	(9,088,171)
Net increase (decrease) in net assets resulting from operations	7,980,925	(842,677)	7,138,248
13. Subsequent Events
     Consistent with SFAS No. 165, Subsequent Events, codified in FASB ASC Topic 855, Subsequent Events, we have evaluated all events or transactions through March 11, 2010.
     On February 1, 2010, Amersham made a principal payment of $13,000 on its senior secured loan.
     On March 8, 2010, Henry Company made principal payments of approximately $203,000 and $265,000 on its term loan A and term loan B, respectively.
     On March 9, 2010, the Company received its first scheduled disbursement from the Vitality escrow totaling approximately $522,000. There were no claims against the escrow so 100% of the expected proceeds were released. At the same time, the Company received its portion of a working capital adjustment paid to Vitality. The Company’s share of the proceeds from the working capital adjustment totaled approximately $471,000 and will be recorded as additional long-term capital gains. The net increase in NAV per share as a result of the working capital adjustment was approximately $0.02. This $471,000 increase in net assets is in addition to the proceeds received at the time of sale and further increases the amount of proceeds received above the carrying value of Vitality at the time of the offer. The total proceeds received from the escrow disbursement and working capital adjustment was approximately $993,000.
     On March 10, 2010, the Company announced that its portfolio company, Dakota Growers has signed a definitive merger agreement with Viterra Inc. (TSX: VT) (“Viterra”), Canada’s leading agri-business that provides premium quality ingredients to leading global food manufacturers, under which Dakota Growers will be acquired by a subsidiary of Viterra for approximately $240 million in cash. The anticipated gross proceeds to the Company resulting from this transaction are expected to exceed the Company’s current carrying value of its investment in Dakota Growers. Under the terms of the agreement, Viterra will commence a tender offer to acquire all of the outstanding shares of Dakota Growers’ common stock at a price of $18.28 per share, a premium of 6.2% to the Company’s carrying value as of its quarter end January 31, 2010. The acquisition is expected to close shortly after completion of a tender of a majority (50.1%) of the outstanding shares of Dakota Growers common stock, the receipt of various regulatory approvals and the satisfaction of other customary closing conditions and contingencies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as may, will, expect, believe, anticipate, intend, could, estimate, might and continue, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the “Safe Harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Company’s filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report and the Company’s annual report on Form 10-K for the year ended October 31, 2009.
SELECTED CONSOLIDATED FINANCIAL DATA:
     Financial information for the fiscal year ended October 31, 2009 is derived from the consolidated financial statements, which have been audited by Ernst & Young LLP, the Company’s independent registered public accountants. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.

Selected Consolidated Financial Data

	Quarter Ended	Quarter Ended	Year Ended
	January 31,	January 31,	October 31,
	2010	2009	2009
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$6,857	$5,790	$21,755
Fee income	809	808	4,099
Other income	132	(10)	255

Total operating income	7,798	6,588	26,109

Expenses:
Incentive compensation (Note 9)	1,020	(155)	3,717
Management fee	2,455	2,483	9,843
Interest and other borrowing costs	641	1,091	3,128
Administrative	770	881	3,519

Total operating expenses	4,886	4,300	20,207

Net operating income before taxes	2,912	2,288	5,902

Tax expense (benefit), net	5	(359)	1,377

Net operating income	2,907	2,647	4,525

Net realized and unrealized gain (loss):
Net realized gain (loss) on investments and foreign currency	13,319	—	(25,082)
Net change in unrealized appreciation (depreciation) on investments	(9,088)	(1,793)	34,804

Net realized and unrealized gain (loss) on investments and foreign currency	4,231	(1,793)	9,722

Net increase in net assets resulting from operations	$7,138	$854	$14,247

Per Share:
Net increase in net assets per share resulting from operations	$0.29	$0.04	$0.59
Dividends per share	$0.12	$0.12	$0.48
Balance Sheet Data:
Portfolio at value	$478,874	$489,833	$502,803
Portfolio at cost	407,953	446,422	422,794
Total assets	503,587	501,744	510,846
Shareholders’ equity	428,678	419,809	424,456
Shareholders’ equity per share (net asset value)	$17.64	$17.28	$17.47
Common shares outstanding at period end	24,297	24,297	24,297
Other Data:
Number of Investments funded in period	1	1	6
Investments funded ($) in period	$569	$700	$6,293

	2010	2009				2008
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	7,798	6,354	7,410	5,757	6,588	6,246	6,804	8,081	8,896
Incentive compensation	1,020	6,756	(2,550)	(335)	(154)	1,496	3,929	3,740	1,657
Interest, fees and other borrowing costs	641	642	660	736	1,090	1,190	1,022	1,081	1,171
Management fee	2,455	2,560	2,379	2,421	2,483	2,510	2,276	2,185	2,018
Administrative	770	879	894	865	881	1,299	887	753	681
Tax expense (benefit)	5	1,377	—	359	(359)	(830)	58	(186)	22
Net operating income (loss) before net realized and unrealized gains	2,907	(5,860)	6,027	1,711	2,647	581	(1,368)	508	3,347
Net increase (decrease) in net assets resulting from operations	7,138	27,499	(6,297)	(7,809)	854	7,357	18,623	17,158	20,813
Net increase (decrease) in net assets resulting from operations per share	0.29	1.13	(0.26)	(0.32)	0.04	0.30	0.77	0.70	0.86
Net asset value per share	17.64	17.47	16.46	16.84	17.28	17.36	17.18	16.53	15.95
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
     The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2009, the Company made six follow-on investments in existing portfolio companies, committing capital totaling approximately $6.3 million. During the quarter ended January 31, 2010, the Company made no new investments and one follow-on investment in an existing portfolio company, committing capital totaling $800,000.
     Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of January 31, 2010, 2.89% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.
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
OPERATING INCOME
     For the Quarters Ended January 31, 2010 and 2009. Total operating income was $7.8 million for the quarter ended January 31, 2010 and $6.6 million for the quarter ended January 31, 2009, an increase of $1.2 million.
For the Quarter Ended January 31, 2010
     Total operating income was $7.8 million for the quarter ended January 31, 2010. The increase in operating income over the same period last year was primarily due to the increase in dividend income of approximately $1.1 million and other income of approximately $142,000. The main components of investment income were the interest earned on loans and dividend income from portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $6.9 million in interest and dividend income from investments in portfolio companies. Of the $6.9 million recorded in interest/dividend income, approximately $1.8 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 1.2% to 17%. The Company received fee income and other income from portfolio companies and other entities totaling approximately $941,000.
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
OPERATING EXPENSES
     For the Quarters Ended January 31, 2010 and 2009. Operating expenses were $4.9 million for the quarter ended January 31, 2010 and $4.3 million for the quarter ended January 31, 2009, an increase of approximately $600,000.
For the Quarter Ended January 31, 2010

     Operating expenses were $4.9 million or 4.54% of the Company’s average net assets, when annualized, for the quarter ended January 31, 2010. Significant components of operating expenses for the quarter ended January 31, 2010, included the management fee of $2.5 million, incentive compensation of $1.0 million and interest and other borrowing costs of approximately $641,000.
     The $600,000 increase in the Company’s operating expenses for the quarter ended January 31, 2010 compared to the quarter ended January 31, 2009, was primarily due to the $1.2 million increase in the estimated provision for incentive compensation expense offset by the decrease of approximately $450,000 in interest and other borrowing costs. The Advisory Agreement extended the expense cap applicable to the Company for an additional two fiscal years (fiscal years 2009 and 2010) and increased the expense cap from 3.25% to 3.5%. For fiscal year 2009 and for the quarter ended January 31, 2010 annualized, the Company’s expense ratio was 3.23% and 3.00%, respectively, (taking into account the same carve outs as those applicable to the expense cap).
     Pursuant to the terms of the Advisory Agreement, during the quarter ended January 31, 2010, the provision for incentive compensation was increased by a net amount of $1,020,192 to $20,531,339. The increase in the provision for incentive compensation reflects the sale of Vitality for a realized gain of $13.3 million. The difference between the amount received from the sale and Vitality’s carrying value at October 31, 2009 was an increase of $2.4 million. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Octagon, Summit, Velocitius, LHD Europe and Dakota Growers) by a total of $9.2 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.6 million due to a PIK distribution, which was treated as a return of capital. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of four of the Company’s portfolio investments (Amersham, BP, Ohio Medical, and SGDA) by a total of $7.7 million and the Valuation Committee determination not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK totaling $186,000. During the quarter ended January 31, 2010, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 9 “Incentive Compensation” for more information.
For the Quarter Ended January 31, 2009
     Operating expenses were $4.3 million or 4.05% of the Company’s average net assets, when annualized, for the quarter ended January 31, 2009. Significant components of operating expenses for the quarter ended January 31, 2009, included the management fee of $2.5 million and interest expense and other borrowing costs of $1.1 million.
     The $1.2 million decrease in the Company’s operating expenses for the quarter ended January 31, 2009 compared to the quarter ended January 31, 2008, was primarily due to the $1.8 million decrease in the estimated provision for incentive compensation expense offset by the increase of approximately $500,000 in the management fee expense. The Advisory Agreement (which is being proposed for shareholder approval) would extend the expense cap applicable to the Company for an additional two fiscal years and increase the expense cap to 3.5%. For fiscal year 2008, the Company’s expense ratio was 2.93% (taking into account the same carve outs as those applicable to the expense cap).
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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES
     For the Quarters Ended January 31, 2010 and 2009. Net realized gains for the quarter ended January 31, 2010 were $13.3 million. Net realized gains for the quarter ended January 31, 2009 were immaterial.
For the Quarter Ended January 31, 2010
     Net realized gains for the quarter ended January 31, 2010 were $13.3 million. The significant component of the Company’s net realized gains for the quarter ended January 31, 2010 was primarily the gain on the sale of Vitality common stock and warrants.
     On December 29, 2010, the Company sold the common stock, preferred stock and warrants of Vitality. The amount received from the sale of the 556,472 common shares was approximately $10.0 million, for the 1 million preferred shares was approximately $14.0 million, and for the 1 million warrants was approximately $3.8 million. As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. This escrow is currently valued at approximately $2.3 million on the Company’s balance sheet. Total amount received from the sale was approximately $30.1 million resulting in a realized gain of approximately $13.3 million, which will be treated as a long-term capital gain.
For the Quarter Ended January 31, 2009
There were no material net realized losses or gains for the quarter ended January 31, 2009.
UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES
     For the Quarters Ended January 31, 2010 and 2009. The Company had a net change in unrealized depreciation on portfolio investments of $9.1 million for the quarter ended January 31, 2010 and $1.8 million for the quarter ended January 31, 2009, an increase of approximately $7.3 million.
For the Quarter Ended January 31, 2010
     The Company had a net change in unrealized depreciation on portfolio investments of $9.1 million for the quarter ended January 31, 2010. The change in unrealized depreciation on investment transactions for the quarter ended January 31, 2010, primarily resulted from the increase in unrealized depreciation reclassification from unrealized to realized, caused by the sale of Vitality, of approximately $11.3 million. The other components in the change in unrealized depreciation are the Valuation Committee’s decision to decrease the fair value of the Company’s investments in Ohio Medical common stock by $1.3 million, SGDA preferred equity by $2.4 million, Vendio preferred stock by approximately $746,000 and common stock by $3,600, BP second lien loan by approximately $1.6 million, and the Amersham second lien notes by $2.4 million. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK totaling approximately $186,000. The Valuation Committee also increased the fair value of the Company’s investments in Dakota Growers common stock by approximately $2.4 million and preferred stock by approximately $2.6 million, Octagon equity interest by $1.0 million, Summit common stock by $2.0 million, Velocitius equity interest by $1.0 million, and LHD Europe series A common stock by approximately $166,000 and series B common Stock by approximately $58,000 and Ohio Medical preferred stock by approximately $1.6 million due to a PIK distribution which was treated as a return of capital.
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
PORTFOLIO INVESTMENTS
     For the Quarter Ended January 31, 2010 and the Year Ended October 31, 2009. The cost of the portfolio investments held by the Company at January 31, 2010 and at October 31, 2009 was $408.0 million and $422.8 million, respectively, a decrease of $14.8 million. The aggregate fair value of portfolio investments at January 31, 2010 and at October 31, 2009 was $478.9 million and $502.8 million, respectively, a decrease of $23.9 million. The Company held cash and cash equivalents at January 31, 2010 and at October 31, 2009 of $15.2 million and $1.0, respectively, an increase of approximately $14.2 million.
For the Quarter Ended January 31, 2010
     During the quarter ended January 31, 2010, the Company made one follow-on investment in an existing portfolio company committing capital totaling $800,000. On January 4, 2010, the Company committed capital of $800,000 to Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”) in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. As of January 31, 2010, $569,000 has been borrowed on the demand note.
     At October 31, 2009, the balance of the secured revolving note provided to Marine Exhibition Corporation (“Marine”) was $900,000. Net borrowings during the quarter ended January 31, 2010 were $600,000 resulting in a balance of $1.5 million at such date.
     On December 29, 2009, the Company sold the common stock, preferred stock and warrants of Vitality Foodservice Holding Corp. (“Vitality”). The amount received from the sale of the 556,472 common shares was approximately $10.0 million, for the 1 million preferred shares was approximately $14.0 million, and for the 1 million warrants was approximately $3.8 million. As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. This escrow is currently valued at approximately $2.3 million on the Company’s balance sheet. Total amount received from the sale was approximately $30.1 million resulting in a realized gain of $13.3 million, which will be treated as a long-term capital gain. Prior to the sale of Vitality on December 29, 2009, Vitality’s European operations (which were not acquired by the buyer) were distributed to Vitality’s shareholders on a pro-rata basis. The Company received 960 shares of A common stock and 334 shares of convertible Series B common stock in LHD Europe Holding Inc. (“LHD Europe”) as part of this transaction.
     On December 31, 2009, Total Safety U.S., Inc. (“Total Safety”) made a principal payment of $2,500 on its first lien loan. The balance of the first lien loan as of January 31, 2010 was $970,000.
     On December 31, 2009, Marine made a principal payment of $625,000 on its senior subordinated loan. The balance of the loan as of January 31, 2010 was $10.3 million.
     On December 31, 2009, SP made a principal payment of approximately $19,000 on its first lien loan. The balance of the first lien loan as of January 31, 2010, was approximately $883,000.
     On January 25, 2010, Amersham Corporation (“Amersham”) made a principal payment of $35,000 on its senior secured loan. The balance of the loan as of January 31, 2010 was $340,000.
     During the quarter ended January 31, 2010, the Company received approximately $26,500 in principal payments on the term loan provided to Storage Canada, LLC (“Storage Canada”). The balance of the term loan at January 31, 2010 was approximately $1.1 million.

     During the quarter ended January 31, 2010, the Company received principal payments of approximately $379,000 on the term loan provided to Innovative Brands, LLC (“Innovative Brands”). The balance of the term loan as of January 31, 2010 was approximately $10.0 million.
     During the quarter ended January 31, 2010, Henry Company made principal payments of approximately $181,000 on its term loan A. The balance of term loan A as of January 31, 2010 was approximately $1.5 million.
     On July 31, 2009, the Company sponsored U.S. Gas & Electric, Inc. (“U.S. Gas”) in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company has earned one-time fee income of approximately $1.2 million and will be recognizing an additional $1.3 million in fee income over the life of the guarantee. As of January 31, 2010, the cash collateral has been released as the letter of credit has expired.
     During the quarter ended January 31, 2010, the Valuation Committee increased the fair value of the Company’s investments in Dakota Growers Pasta Company, Inc. (“Dakota Growers”) common stock by approximately $2.4 million and preferred stock by approximately $2.6 million, Octagon Credit Investors, LLC (“Octagon”) equity interest by $1.0 million, Summit Research Labs, Inc. (“Summit”) common stock by $2.0 million, Velocitius B.V. (“Velocitius”) equity interest by $1.0 million, and LHD Europe series A common stock by approximately $166,000 and series B common Stock by approximately $58,000. In addition, increases in the cost basis and fair value of the loans to GDC Acquisition, LLC (“GDC”), Custom Alloy Corporation (“Custom Alloy”), SP, Marine, Turf Products, LLC (“Turf”), BP Clothing, LLC (“BP”), Summit, and U.S. Gas and the Marine and Vitality preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $1,752,454. The Valuation Committee also increased the fair value of the Ohio Medical Corporation (“Ohio Medical”) preferred stock by approximately $1.6 million due to a PIK distribution which was treated as a return of capital. Also, during the quarter ended January 31, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $89,000. The Valuation Committee also decreased the fair value of the Company’s investments in Amersham Corporation (“Amersham”) second lien notes by $2.4 million, BP second lien loan by $1.6 million, Ohio Medical common stock by $1.3 million, SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH (“SGDA”) preferred equity interest by approximately $2.4 million, and Vendio Services, Inc. (“Vendio”) preferred stock by approximately $746,000 million and common stock by $3,600 during the quarter ended January 31, 2010. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling approximately $186,000.
     At January 31, 2010, the fair value of all portfolio investments, exclusive of short-term securities, was $478.9 million with a cost basis of $408.0 million. At January 31, 2010, the fair value and cost basis of portfolio investments of the Legacy Investments was $14.5 million and $48.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $464.4 million and $359.1 million, respectively. At October 31, 2009, the fair value of all portfolio investments, exclusive of short-term securities, was $502.8 million, with a cost basis of $422.8 million. At October 31, 2009, the fair value and cost basis of the Legacy Investments was $15.3 million and $48.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $487.5 million and $373.9 million, respectively.
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
Portfolio Companies
     During the quarter ended January 31, 2010, the Company had investments in the following portfolio companies:
Actelis Networks, Inc.
     Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.
     At October 31, 2009 and January 31, 2010, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been fair valued at $0.
Amersham Corporation
     Amersham, Louisville, Colorado, is a manufacturer of precision machined components for the aviation, automotive and medical device markets.
     At October 31, 2009, the Company’s investment in Amersham consisted of a $2.5 million note, a $3.1 million note, and a $375,000 senior secured loan. The $2.5 million note is bearing annual interest at 10%. The note has a maturity date of June 29, 2010. The note had a principal face amount and cost basis of $2.5 million at October 31, 2009. The $3.1 million note bears annual interest at 17%, which includes a 3% default interest rate. The interest rate then steps down to 13% for the period July 1, 2010 to June 30, 2012 and steps down again to 12% for the period July 1, 2012 to June 30, 2013. The note has a maturity date of June 30, 2013. The note had a principal face amount and cost basis of $3.9 million at October 31, 2009. The $375,000 note bears annual interest at 9.0% and has a maturity date February 28, 2010. The note had a principal face amount and costs basis of $375,000 at October 31, 2009. At October 31, 2009, the notes had a combined outstanding balance and cost of $6.6 million and a combined fair value of $2.8 million.
     On January 25, 2010, Amersham made a principal payment of $35,000 on its senior secured loan. The balance of the loan as of January 31, 2010 was $340,000.
     During the quarter ended January 31, 2010, the Valuation Committee decreased the combined fair value of the $2.5 million note and the $3.1 million note by approximately $2.4 million.
     At January 31, 2010, the notes had a combined outstanding balance and cost of $6.7 million and a combined fair value of $340,000. The increase in the outstanding balance and cost of the loan is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest. The Company has reserved in full against the interest accrued on the $2.5 million and $3.9 million note.
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
     At October 31, 2009, the Company’s investment in BP consisted of an $18.8 million second lien loan, a $2.0 million term loan A, and a $2.0 million term loan B. The second lien loan bears annual interest at 16.5%. The second lien loan had a $17.5 million principal face amount and was issued at a cost basis of $17.5 million. The second lien loan’s cost basis was subsequently discounted to reflect loan origination fees received. The maturity date of the second lien loan is July 18, 2012. The principal balance is due upon maturity. The term loan A bears annual interest at LIBOR plus 5.75% or Prime Rate plus 4.75%. The term loan B bears annual interest at

LIBOR plus 8.75% or Prime Rate plus 7.75%. The interest rate option on the loan assignments is at the borrower’s discretion. Both loans mature on July 18, 2011. The combined cost basis and fair value of the investments at October 31, 2009 was $22.6 million and $21.0 million, respectively.
     During the quarter ended January 31, 2010, the Valuation Committee decreased the fair value of the second lien loan by approximately $1.6 million.
     At January 31, 2010, the loans had a combined cost basis and fair value of $22.8 million and $19.6 million, respectively. The increase in the outstanding balance, cost and fair value of the loans is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
Custom Alloy Corporation
     Custom Alloy, High Bridge, New Jersey, manufactures time sensitive and mission critical butt-weld pipe fittings for the natural gas pipeline, power generation, oil/gas refining and extraction, and nuclear generation markets.
     At October 31, 2009, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost and fair value of $44,000, 1,991 shares of convertible series B preferred stock at a cost and fair value of approximately $10.0 million. The unsecured subordinated loan, which bears annual interest at 14% and matures on September 18, 2012, had a cost of $12.4 million and a fair value of $12.6 million.
     At January 31, 2010, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost and fair value of $44,000 and the 1,991 shares of convertible series B preferred stock had a cost and fair value of approximately $10.0 million. The unsecured subordinated loan had an outstanding balance of $12.9 million, a cost of $12.7 million and a fair value of $12.9 million. The increase in the cost basis of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     During the quarter ended January 31, 2010, the Valuation Committee increased the fair value of the preferred stock by approximately $2.6 million and the common stock by approximately $2.4 million.
     At January 31, 2010, the Company’s investment in Dakota Growers consisted of 1,016,195 shares of common stock with a cost of $5.5 million and a fair value of $17.5 million and 1,065,000 shares of convertible preferred stock with a cost of $10.4 million and a fair value of $18.3 million.
     Michael Tokarz, Chairman of the Company, serves as a director of Dakota Growers.
DPHI, Inc. (formerly DataPlay, Inc.)
     DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.
     At October 31, 2009 and January 31, 2010, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.

Foliofn, Inc.
     Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.
     At October 31, 2009 and January 31, 2010, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $10.8 million.
     Bruce Shewmaker, an officer of the Company, serves as a director of Foliofn.
GDC Acquisitions, LLC d/b/a JDC Lighting, LLC
     GDC is the holding company of JDC Lighting, LLC (“JDC”). GDC, New York, New York, is a distributor of commercial lighting and electrical products.
     At October 31, 2009, the Company’s investment in GDC consisted of a $3.1 million senior subordinated loan, bearing annual interest at 17% with a maturity date of August 31, 2011. The loan had a principal amount, an outstanding balance and a cost basis of $3.1 million and was fair valued at $3.1 million. The warrant was fair valued at $0.
     At January 31, 2010, the loan had an outstanding balance and cost of $3.1 million. The loan was fair valued at $3.1 million. The warrant was fair valued at $0. The increase in the outstanding balance, cost and fair value of the loan is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
Harmony Pharmacy & Health Center, Inc.
     Harmony Pharmacy, Purchase, New York, operates pharmacy and healthcare centers primarily in airports in the United States. Harmony Pharmacy opened their first store in Newark International Airport in March of 2007 and has since opened stores in John F. Kennedy International Airport and San Francisco International Airport.
     At October 31, 2009, the Company’s equity investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and a fair value of $0. The revolving credit facility had an outstanding balance of $4.8 million, a cost of $4.8 million, and a fair value of $4.0 million. The credit facility bears annual interest at 10%, matures on December 1, 2009 and has a .50% unused fee per annum. The demand notes had an outstanding balance of $6.7 million with a cost and fair value of $6.7 million.
     During the quarter ended January 31, 2010, the Company invested $800,000 in Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. At January 31, 2010, the amount funded on the demand note was $569,000.
     During the quarter ended January 31, 2010, the Company extended the maturity date of the revolving credit facility from December 1, 2009 to April 30, 2010.
     At January 31, 2010, the Company’s equity investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and a fair value of $0. The revolving credit facility had an outstanding balance of $4.9 million, a cost of $4.9 million, and a fair value of $4.0 million. The demand notes had a total outstanding balance of $7.3 million with a cost and fair value of $7.3 million. The increase in the outstanding balance and cost basis of the revolving credit facility is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest. The Company has reserved in full against the interest accrued on the revolving credit facility and the demand notes.
     Michael Tokarz, Chairman of the Company, serves as a director of Harmony Pharmacy.
Henry Company
     Henry Company, Huntington Park, California, is a manufacturer and distributor of building products and specialty chemicals.
     At October 31, 2009, the Company’s investment in Henry Company consisted of $3.7 million in loan assignments. The $1.7 million term loan A bears annual interest at LIBOR plus 3.5% and matures on April 6, 2011. The $2.0 million term loan B bears annual interest at LIBOR plus 7.75% and also matures on April 6, 2011.

     During the quarter ended January 31, 2010, Henry Company made principal payments of approximately $181,000 on its term loan A. The balance of term loan A as of January 31, 2010 was approximately $1.5 million.
     At January 31, 2010, the loans had a combined outstanding balance, cost basis, and fair value of approximately $3.5 million.
HuaMei Capital Company, Inc.
     HuaMei, San Francisco, California, is a Chinese-American, cross border investment bank and advisory company.
     At October 31, 2009 and January 31, 2010, the Company’s investment in HuaMei consisted of 500 shares of common stock with a cost of $2.0 million and fair value of $1.5 million.
     Michael Tokarz, Chairman of the Company, serves as a director of HuaMei.
Innovative Brands, LLC
     Innovative Brands, Phoenix, Arizona, is a consumer product company that manufactures and distributes personal care products.
     At October 31, 2009, the Company’s investment in Innovative Brands consisted of a $10.4 million loan assignment. The $10.4 million term loan bears annual interest at 15.5% and matures on September 25, 2011. The loan had a cost basis and fair value of $10.4 million as of October 31, 2009.
     During the quarter ended January 31, 2010, the Company received principal payments of approximately $379,000 on the term loan. The interest rate on the term loan increased from 15.5% to 16.0%.
     At January 31, 2010, the loan had an outstanding balance, cost basis and a fair value of approximately $10.0 million.
LHD Europe Holding Inc.
     LHD Europe, incorporated in Delaware, processes and markets dispensed and non-dispensed juices and frozen concentrate liquid coffee to the foodservice industry in Europe.
     On December 28, 2009, the Company sold the North American assets of Vitality. Prior to the sale of Vitality, Vitality’s European operations (which were not acquired by the buyer) were distributed to Vitality’s shareholders on a pro-rata basis. The Company received 960 shares of A common stock and 334 shares of convertible Series B common stock in LHD Europe as part of this transaction. These assets included the assets associated with the joint venture with Juice House.
     On January 21, 2010, the Company sold the common stock of LHD Europe to Juice House, Inc. As of January 31, 2010, the proceeds of the sale of LHD Europe have not been distributed.
     During the quarter ended January 31, 2010, the Valuation Committee increased the fair value of the convertible Series A common stock by approximately $166,000 and the convertible Series B common stock by approximately $59,000.
     At January 31, 2010, the convertible Series A common stock had a cost basis of approximately $166,000 and a fair value of approximately $332,000 and the convertible Series B common stock had a cost basis of approximately $59,000 and a fair value of approximately $118,000.
     Peter Seidenberg, Chief Financial Officer of the Company, serves as a director of LHD Europe.
Lockorder Limited (formerly Safestone Technologies PLC)
     Lockorder, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.
     At October 31, 2009 and January 31, 2010, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.

Mainstream Data, Inc.
     Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.
     At October 31, 2009 and January 31, 2010, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.
Marine Exhibition Corporation
     Marine, Miami, Florida, owns and operates the Miami Seaquarium. The Miami Seaquarium is a family-oriented entertainment park.
     At October 31, 2009, the Company’s investment in Marine consisted of a senior secured loan, a secured revolving note, and 2,000 shares of preferred stock. The senior secured loan had an outstanding balance of $10.8 million and a cost of $10.7 million. The senior secured loan bears annual interest at 11% and matures on June 30, 2013. The senior secured loan was fair valued at $10.8 million. The secured revolving note had an outstanding balance, cost and fair value of $900,000. The secured revolving note bears interest at LIBOR plus 1%, has an unused fee of .50% per annum and matures on June 30, 2013. The preferred stock was fair valued at $2.6 million. The dividend rate on the preferred stock is 12% per annum.
     On December 30, 2009, Marine made a principal payment of $625,000 on its senior subordinated loan.
     Net borrowings on the secured revolving note during the quarter ended January 31, 2010 were $600,000.
     At January 31, 2010, the Company’s senior secured loan had an outstanding balance of $10.3 million, a cost of $10.2 million and a fair value of $10.3 million. The secured revolving note had an outstanding balance, cost and fair value of $1.5 million. The preferred stock had a cost and fair value of $2.6 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.
MVC Automotive Group B.V.
     MVC Automotive, an Amsterdam-based holding company, owns and operates twelve Ford, Jaguar, Land Rover, Mazda, and Volvo dealerships located in Austria, Belgium, Czech Republic, and the Netherlands.
     At October 31, 2009, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $34.7 million and a fair value of $46.5 million. The bridge loan, which bears annual interest at 10% and matures on December 31, 2009, had a cost and fair value of $3.6 million. The guarantees for MVC Automotive were equivalent to approximately $17.4 million at October 31, 2009.
     During the quarter ended January 31, 2010, the maturity date on the bridge loan was extended to December 31, 2010.
     At January 31, 2010, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $34.7 million and a fair value of $46.5 million. The bridge loan had a cost and fair value of $3.6 million. The mortgage guarantees for MVC Automotive were equivalent to approximately $16.4 million at January 31, 2010. These guarantees were taken into account in the valuation of MVC Automotive.
     Michael Tokarz, Chairman of the Company, and Christopher Sullivan, a representative of the Company, serve as directors of MVC Automotive.
MVC Partners LLC
     MVC Partners, Purchase, New York, a wholly-owned portfolio company, is a private equity firm established primarily to serve as the general partner, managing member or anchor investor of private or other investment vehicles.
     At October 31, 2009 and January 31, 2010, the Company’s equity investment in MVC Partners had a cost basis of approximately $1.4 million and fair value of approximately $1.1 million.

Octagon Credit Investors, LLC
     Octagon, is a New York-based asset management company that manages leveraged loans and high yield bonds through collateralized debt obligations (“CDO”) funds.
     At October 31, 2009, the Company’s investment in Octagon consisted of a term loan with an outstanding balance and a cost basis of $5.0 million, a revolving line of credit with no outstanding balance, and an equity investment with a cost basis of approximately $1.3 million and fair value of approximately $2.7 million. The combined fair value of the investment at October 31, 2009 was $7.7 million. The term loan bears annual interest at LIBOR plus 4.25% and matures on December 31, 2011. The revolving line of credit bears annual interest at LIBOR plus 4.25%, matures on December 31, 2011 and has an unused fee of .50% per annum.
     During the quarter ended January 31, 2010, the Valuation Committee increased the fair value of the equity investment by $1.0 million.
     During the quarter ended January 31, 2010, the cost basis of the equity investment was increased by approximately $89,000 because of an allocation in flow through income.
     At January 31, 2010, the term loan had an outstanding balance of $5.0 million with a cost of approximately $5.0 million. The loan was fair valued at $5.0 million. The increase in cost basis of the loan is due to the amortization of loan origination fees. The increase was approved by the Company’s Valuation Committee. The revolving line of credit did not have an outstanding balance as of January 31, 2010.
     At January 31, 2010, the equity investment had a cost basis of approximately $1.4 million and a fair value of $3.8 million.
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
     During the quarter ended January 31, 2010, the Valuation Committee decreased the fair value of the common stock by $1.3 million.
     At January 31, 2010, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis and fair value of $17.0 million and $7.8 million, respectively, and 13,756 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $41.6 million. The increase in the fair value of the convertible preferred stock of $1.6 million is due to PIK distributions which were treated as a return of capital. This increase was approved by the Company’s Valuation Committee.
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
     At October 31, 2009, the Company’s investment in Phoenix Coal consisted of 666,667 shares of common stock which had a cost basis of $500,000 and a market value of approximately $148,000.
     During the fiscal year ended October 31, 2008, Phoenix Coal began trading on the Toronto Stock Exchange (TSX: PHC). Consistent with the Company’s valuation procedures, effective June 30, 2008, the Company has been marking this investment to its market price.
     At January 31, 2010, the Company’s investment in Phoenix Coal consisted of 666,667 shares of common stock which had a cost basis of $500,000 and a market value of approximately $227,000.

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
     At October 31, 2009 and January 31, 2010, the common stock had a cost basis and fair value of $6.0 million and $7.0 million, respectively.
SafeStone Technologies Limited (formerly Safestone Technologies PLC)
     SafeStone Limited, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.
     At October 31, 2009 and January 31, 2010, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.
Security Holdings, B.V.
     Security Holdings is an Amsterdam-based holding company that owns FIMA, a Lithuanian security and engineering solutions company.
     At October 31, 2009 and January 31, 2010, the Company’s investment in Security Holdings had a cost of $28.2 million and a fair value of $10.0 million.
     Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.
SGDA Europe B.V.
     SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.
     At October 31, 2009, the Company’s equity investment had a cost basis and a fair value of $7.5 million. The senior secured loan, with an annual interest rate of 10% and a maturity date of June 23, 2012, had an outstanding balance, cost and fair value of $1.5 million.
     At January 31, 2010, the Company’s equity investment had a cost basis and a fair value of $7.5 million. The senior secured loan had an outstanding balance, cost and fair value of $1.5 million.
     Christopher Sullivan, a representative of the Company, serves as a director of SGDA Europe.
SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH
     SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.
     At October 31, 2009, the Company’s investment in SGDA consisted of a term loan, common equity interest, and preferred equity interest. The term loan had an outstanding balance of $6.2 million with a cost of $6.2 million. The term loan bears annual interest at 7.0% and matures on August 31, 2012. The term loan was fair valued at $6.2 million. The common equity interest in SGDA had been fair valued at $1 with a cost basis of approximately $439,000. The preferred equity interest had been fair valued at $6.6 million with a cost basis of $5.0 million.
     During the quarter ended January 31, 2010, the Valuation Committee determined to decrease the fair value of the Company’s preferred equity interest by $2.4 million.
     At January 31, 2010, the term loan had an outstanding balance of $6.2 million with a cost of $6.2 million. The term loan was fair valued at $6.2 million. The increase in the cost and fair value of the loan is due to the accretion of the market discount of the term loan. These increases were approved by the Company’s Valuation Committee. The common equity interest in SGDA had a cost basis of approximately $439,000 and a fair value of $1. The preferred equity interest had a cost basis of $5.0 million and a fair value of $4.2 million.
SIA Tekers Invest
     Tekers, Riga, Latvia, is a port facility used for the storage and servicing of vehicles.
     At October 31, 2009, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of $3.8 million. The Company guaranteed a 1.4 million Euro mortgage for Tekers. The guarantee was equivalent to approximately $2.1 million at October 31, 2009 for Tekers.
     At January 31, 2010, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of $3.8 million. The guarantee for Tekers was equivalent to approximately $1.9 million at January 31, 2010. These guarantees were taken into account in the valuation of Tekers.
Sonexis, Inc.
     Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.
     At October 31, 2009 and January 31, 2010, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been fair valued at $0.
SP Industries, Inc.
     SP, Warminster, Pennsylvania, is a designer, manufacturer and marketer of laboratory research and process equipment, glassware and precision glass components and configured-to-order manufacturing equipment.
     At October 31, 2009, the Company’s investment in SP consisted of a first lien loan and a second lien loan that had outstanding balances of $901,000 and $25.4 million, respectively, with a cost basis of approximately $656,000 and $25.1 million, respectively. The first lien loan bears annual interest at LIBOR, with a 2.5% floor, plus 5% and matures on December 28, 2012, and the second lien loan bears annual interest at 15% and matures on December 31, 2013. The first lien loan and second lien loan had fair values of $901,000 and $25.4 million, respectively.
     On December 31, 2009, SP made a principal payment of approximately $19,000 on its first lien loan. The balance of the first lien loan as of January 31, 2010, was approximately $883,000.
     At January 31, 2010, the first lien loan and the second lien loan had outstanding balances of approximately $883,000 and $25.6 million, respectively, with a cost basis of approximately $662,000 and $25.3 million, respectively. The first lien loan and second loan had fair values of approximately $883,000 and $25.6 million, respectively. The increase in cost and fair value of the second lien loan is due to the amortization of loan origination fees and to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
Storage Canada, LLC
     Storage Canada, Omaha, Nebraska, is a real estate company that owns and develops self-storage facilities throughout the U.S. and Canada.
     At October 31, 2009, the Company’s investment in Storage Canada consisted of a term loan with an outstanding balance, cost basis and a fair value of $1.1 million. The borrowing bears annual interest at 8.75% and matures on March 30, 2013. The loan commitment to Storage Canada was not renewed in March 2009.
     During the quarter ended January 31, 2010, the Company received approximately $26,500 in principal payments on the term loan provided to Storage Canada.
     At January 31, 2010, the Company’s investment in Storage Canada had an outstanding balance of $1.1 million and a cost basis and fair value of $1.1 million.

Summit Research Labs, Inc.
     Summit, Huguenot, New York, is a specialty chemical company that manufactures antiperspirant actives.
     At October 31, 2009, the Company’s investment in Summit consisted of a second lien loan and 800 shares of common stock. The second lien loan bears annual interest at 14% and matures on August 31, 2013. The second lien loan had an outstanding balance of $9.6 million with a cost of $9.5 million. The second lien loan was fair valued at $9.6 million. The common stock had been fair valued at $38.0 million with a cost basis of $16.0 million.
     During the quarter ended January 31, 2010, the Valuation Committee increased the fair value of the common stock by $2.0 million.
     At January 31, 2010, the Company’s second lien loan had an outstanding balance of $9.8 million with a cost of $9.7 million. The second lien loan was fair valued at $9.8 million. The 1,115 shares of common stock were fair valued at $40.0 million and had a cost basis of $16.0 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
     Michael Tokarz, Chairman of the Company, Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Summit.
Total Safety U.S., Inc.
     Total Safety, Houston, Texas, is the leading provider of safety equipment and related services to the refining, petrochemical, and oil exploration and production industries.
     At October 31, 2009, the Company’s investment in Total Safety consisted of a $973,000 first lien loan bearing annual interest at LIBOR plus 2.75% and maturing on December 8, 2012 and a $3.5 million second lien loan bearing annual interest at LIBOR plus 6.5% and maturing on December 8, 2013. The loans had a combined outstanding balance and cost basis of $4.5 million. The loan assignments were fair valued at $4.4 million.
     On December 31, 2009, Total Safety made a principal payment of $2,500 on its first lien loan.
     During the quarter ended January 31, 2010, the interest rate on the first lien loan was increased to LIBOR, with a 2.0% floor, plus 4.25%.
     At January 31, 2010, the loans had a combined outstanding balance and cost basis of $4.5 million. The loan assignments were fair valued at $4.4 million.
Turf Products, LLC
     Turf, Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.
     At October 31, 2009, the Company’s investment in Turf consisted of a senior subordinated loan, bearing interest at 15% per annum with a maturity date of November 30, 2010, LLC membership interest, and warrants. The senior subordinated loan had an outstanding balance of $8.1 million with a cost of $8.1 million. The loan was fair valued at $8.1 million. The junior revolving note had an outstanding balance, cost, and fair value of $1.0 million. The membership interest had a cost of $3.5 million and a fair value of $3.2 million. The warrants had a cost of $0 and a fair value of $0.
     At January 31, 2010, the mezzanine loan had an outstanding balance, cost basis and a fair value of $8.2 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The junior revolving note had an outstanding balance and fair value of $1.0 million. The membership interest has a cost of $3.5 million and a fair value of $3.2 million. The warrant was fair valued at $0.
     Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Turf.

U.S. Gas & Electric, Inc.
     U.S. Gas, North Miami Beach, Florida, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.
     At October 31, 2009, the second lien loan had an outstanding balance of $8.3 million with a cost of $8.1 million and a fair value of $8.3 million. The second lien loan bears annual interest at 14% and matures on July 26, 2012. The 32,200 shares of convertible Series I preferred stock had a fair value of $58.9 million and a cost of $500,000, and the convertible Series J preferred stock had a fair value of $1.9 million and a cost of $0. The guarantees for U.S. Gas at October 31, 2009, totaled $20.0 million. These guarantees were taken into account in the valuation of U.S. Gas.
     At January 31, 2010, the second lien loan had an outstanding balance of $8.4 million with a cost of $8.3 million and a fair value of $8.4 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The convertible Series I preferred stock had a fair value of $58.9 million and a cost of $500,000, and the convertible Series J preferred stock had a fair value of $1.9 million and a cost of $0. The guarantees for U.S. Gas at January 31, 2010, totaled $20.0 million. These guarantees were taken into account in the valuation of U.S. Gas.
     Puneet Sanan and Shivani Khurana, representatives of the Company, serve as Chairman and director, respectively, of U.S. Gas.
Velocitius B.V.
     Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.
     At October 31, 2009, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $23.2 million. There was no amount outstanding on Line II, which expires on April 30, 2010 and bears annual interest at 8%.
     During the quarter ended January 31, 2010, the Valuation Committee increased the fair value of the Company’s equity investment by $1.0 million.
     At January 31, 2010, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $24.2 million.
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
     During the quarter ended January 31, 2010, the Valuation Committee decreased the fair value of the preferred stock by approximately $746,000 and the common stock by $3,600.
     At January 31, 2010, the Company’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were fair valued at $3.8 million, $6,087 for the common stock and approximately $3.7 million for the Series A preferred stock.
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

     At October 31, 2009 and January 31, 2010, the senior subordinated promissory note, which bears annual interest at 12% and matures on April 29, 2011, had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were fair valued at $1.6 million.
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
     At October 31, 2009, the investment in Vitality consisted of 556,472 shares of common stock at a cost of $5.6 million and 1,000,000 shares of Series A convertible preferred stock at a cost of $11.0 million. The convertible preferred stock has a dividend rate of 13% per annum. The common stock, Series A convertible preferred stock, and warrants were fair valued at $10.1 million, $13.9 million and $3.8 million, respectively.
     On December 29, 2009, the Company sold the common stock, preferred stock and warrants of Vitality. The amount received from the sale of the 556,472 common shares was approximately $10.0 million, for the 1 million preferred shares was approximately $14.0 million, and for the 1 million warrants was approximately $3.8 million. As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. This escrow is currently valued at approximately $2.3 million on the Company’s balance sheet. Total amount received from the sale was approximately $30.1 million resulting in a realized gain of $13.3 million, which will be treated as a long-term capital gain.
     At January 31, 2010, the Company no longer held an investment in Vitality.
WBS Carbons Acquisitions Corp.
     WBS, Middletown, New York, is a manufacturer of antiperspirant actives and water treatment chemicals.
     At October 31, 2009 and January 31, 2010, the bridge loan had an outstanding balance, cost and fair value of $1.8 million. The bridge loan bears annual interest at 6% and matures on December 30, 2011.
     Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of WBS.
Liquidity and Capital Resources
     At January 31, 2010, the Company had investments in portfolio companies totaling $478.9 million. Also, at January 31, 2010, the Company had cash equivalents totaling approximately $15.2 million. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.
     During the quarter ended January 31, 2010, the Company made one follow-on investment in an existing portfolio company committing capital totaling $800,000. On January 4, 2010, the Company invested $800,000 in Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. As of January 31, 2010, $569,000 has been borrowed on the demand note.
     Current balance sheet resources, which include the additional cash resources from Credit Facility I and Credit Facility II, are believed to be sufficient to finance current commitments. Current commitments include:
     Commitments to/for Portfolio Companies:
     At January 31, 2010, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at January 31, 2010
Marine Revolving Loan Facility	$2.0 million	$1.5 million
Octagon Revolving Credit Facility	$7.0 million	—
Harmony Pharmacy Revolving Credit Facility	$4.0 million	$4.0 million
Velocitius Revolving Line II	$650,000	—
Tekers Guarantee	$1.9 million	—
U.S. Gas Revolving Credit Facility Guarantee	$10.0 million	—
MVC Automotive Guarantee	$9.0 million	—
MVC Automotive Guarantee	$5.5 million	—
Turf Junior Revolver	$1.0 million	$1.0 million
MVC Automotive Guarantee	$1.9 million	—
U.S. Gas Guarantee	$10.0 million	—
Harmony Pharmacy Note	$800,000	$569,000
Total	$53.8 million	$7.1 million
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. As of October 31, 2009, the outstanding balance of the secured revolving loan facility was $900,000. Net borrowings during the quarter ended January 31, 2010 were $600,000, resulting in a balance of $1.5 million at such date.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2009 and January 31, 2010, there was no balance outstanding.
     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The maturity date of the revolving credit facility was extended to April 30, 2010. At October 31, 2009 and January 31, 2010, the outstanding balance of the revolving credit facility was $4.0 million.
     On May 1, 2007, the Company provided Velocitius a $650,000 revolving line of credit. The revolving line of credit expires on April 30, 2010 and bears annual interest at 8%. At October 31, 2009 and January 31, 2010, there was no amount outstanding.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $1.9 million at January 31, 2010.
     On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility to U.S. Gas. The revolving senior credit facility had an annual interest at LIBOR plus 6% or Prime plus 4.5%, which is at U.S. Gas’ discretion. The balance of the senior credit facility at October 31, 2008 was approximately $12.2 million. Net repayments during fiscal year 2009 on the senior credit facility were approximately $12.2 million, resulting in a zero balance at October 22, 2009. On October 22, 2009, the Company participated the revolving credit facility to Amzak Capital Management, LLC. The Company agreed to guarantee the $10 million credit facility under certain circumstances related to an event of default. At October 31, 2009 and January 31, 2010, the revolving senior credit facility was no longer a commitment of the Company.

     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $9.0 million at January 31, 2010.
     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.5 million at January 31, 2010) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2009 and January 31, 2010, the outstanding balance of the secured junior revolving note was $1.0 million.
     On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruna (“CZK“) mortgage for MVC Automotive, equivalent to approximately $1.9 million at January 31, 2010.
     On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. The cash collateral has since been released as the letter of credit has expired. For sponsoring and providing this credit support, the Company will earn one-time fee income of approximately $2.5 million.
     On January 4, 2010, the Company committed capital of $800,000 to Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. As of January 31, 2010, $569,000 has been borrowed on the demand note.
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
On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (“Credit Facility I”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2009, there was $50.0 million in term debt and $12.3 million in revolving credit on Credit Facility I outstanding. During the quarter ended January 31, 2010, the Company’s net repayments on Credit Facility I were $12.3 million. As of January 31, 2010, there was $50.0 million in term debt and no amount outstanding on the revolving credit facility. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments, pay fees and expenses related to obtaining the financing and for general corporate purposes. Credit Facility I will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility I will be due and payable. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate (for one, two, three or six months), plus a spread of 2.00% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 1.00% per annum. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.
     On April 24, 2008, the Company entered into a two-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). There was no amount outstanding on Credit

Facility II as of October 31, 2009 and January 31, 2010. Credit Facility II provides financing to the Company in addition to the Company’s existing $100 million Credit Facility I with Guggenheim. Proceeds from borrowings made under Credit Facility II are used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bear interest at LIBOR plus 50 basis points. In addition, the Company is also subject to an annual utilization fee of 25 basis points for the amount of Credit Facility II that is outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities whose purchase has been approved by BB&T.
     The Company is in the process of negotiating a renewal of Credit Facility I and Credit Facility II. However, as of the date of the issuance of this report, renewed arrangements have not been reached. The Company is also exploring alternative financing arrangements. Please see the Item 3 Risk Factor, “We may be unable to meet our covenant obligations under our credit facility or renew such facility, which could adversely affect our business,” for a risk factor relating to the Company’s credit facilities.
     The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.
Subsequent Events
     Consistent with SFAS No. 165, Subsequent Events, codified in FASB ASC Topic 855, Subsequent Events, we have evaluated all events or transactions through March 11, 2010.
     On February 1, 2010, Amersham made a principal payment of $13,000 on its senior secured loan.
     On March 8, 2010, Henry Company made principal payments of approximately $203,000 and $265,000 on its term loan A and term loan B, respectively.
     On March 9, 2010, the Company received its first scheduled disbursement from the Vitality escrow totaling approximately $522,000. There were no claims against the escrow so 100% of the expected proceeds were released. At the same time, the Company received its portion of a working capital adjustment paid to Vitality. The Company’s share of the proceeds from the working capital adjustment totaled approximately $471,000 and will be recorded as additional long-term capital gains. The net increase in NAV per share as a result of the working capital adjustment was approximately $0.02. This $471,000 increase in net assets is in addition to the proceeds received at the time of sale and further increases the amount of proceeds received above the carrying value of Vitality at the time of the offer. The total proceeds received from the escrow disbursement and working capital adjustment was approximately $993,000.
     On March 10, 2010, the Company announced that its portfolio company, Dakota Growers has signed a definitive merger agreement with Viterra Inc. (TSX: VT) (“Viterra”), Canada’s leading agri-business that provides premium quality ingredients to leading global food manufacturers, under which Dakota Growers will be acquired by a subsidiary of Viterra for approximately $240 million in cash. The anticipated gross proceeds to the Company resulting from this transaction are expected to exceed the Company’s current carrying value of its investment in Dakota Growers. Under the terms of the agreement, Viterra will commence a tender offer to acquire all of the outstanding shares of Dakota Growers’ common stock at a price of $18.28 per share, a premium of 6.2% to the Company’s carrying value as of its quarter end January 31, 2010. The acquisition is expected to close shortly after completion of a tender of a majority (50.1%) of the outstanding shares of Dakota Growers common stock, the receipt of various regulatory approvals and the satisfaction of other customary closing conditions and contingencies.

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
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 95.09% of the Company’s total assets at January 31, 2010. As discussed in Note 6 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.
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
     At January 31, 2010, approximately 95.09% of our total assets represented portfolio investments recorded at fair value.

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
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a new four-year, $100 million revolving credit facility (“Credit Facility I”) with Guggenheim Corporate Funding, LLC (“Guggenheim”) as administrative agent to the lenders. Credit Facility I contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy. As of January 31, 2010, there was $50.0 million in term debt and $0 on the revolving note outstanding under the Credit

Facility I. Credit Facility I will expire on April 27, 2010, at which time all outstanding amounts under Credit Facility I will be due and payable. Although not currently expected, in the event we are unable to renew such facility (or enter into a similar facility), our business could be adversely affected by, among other things, being forced to sell a portion of our investments quickly and prematurely to meet outstanding financing obligations and/or support working capital requirements at what may be disadvantageous prices.
     On April 24, 2008, the Company entered into a two-year, $50.0 million revolving credit facility (“Credit Facility II” together with Credit Facility I, the “Credit Facilities”) with Branch Banking and Trust Company (“BB&T”). The Credit Facility II contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated. There was no amount outstanding on Credit Facility II as of January 31, 2010.
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
(b) There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 31, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MVC Capital, Inc.
Date: March 11, 2010	/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

Date: March 11, 2010	MVC Capital, Inc.
/s/ Peter Seidenberg
Peter Seidenberg

In the capacity of the officer who performs the functions of Principal Financial Officer.