Form 10-Q
period 2010-04-30
MVC CAPITAL, INC.
filed 2010-06-01
CIK 1099941

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 24,297,087 shares of the registrant’s common stock, $.01 par value, outstanding as of June 1, 2010.

MVC Capital, Inc.
(A Delaware Corporation)
Index

Page
Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements	3
Consolidated Balance Sheets
- April 30, 2010 and October 31, 2009	3
Consolidated Statements of Operations
- For the Period November 1, 2009 to April 30, 2010 and
- For the Period November 1, 2008 to April 30, 2009	4
Consolidated Statements of Operations
- For the Period February 1, 2010 to April 30, 2010 and
- For the Period February 1, 2009 to April 30, 2009	5
Consolidated Statements of Cash Flows
- For the Period November 1, 2009 to April 30, 2010 and
- For the Period November 1, 2008 to April 30, 2009	6
Consolidated Statements of Changes in Net Assets
- For the Period November 1, 2009 to April 30, 2010
- For the Period November 1, 2008 to April 30, 2009 and
- For the Year ended October 31, 2009	7
Consolidated Selected Per Share Data and Ratios
- For the Period November 1, 2009 to April 30, 2010,
- For the Period November 1, 2008 to April 30, 2009 and
- For the Year ended October 31, 2009	8
Consolidated Schedule of Investments
- April 30, 2010
- October 31, 2009	9
Notes to Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures about Market Risk	58

Item 4. Controls and Procedures	64

Part II. Other Information	65

SIGNATURE	66

Exhibits	67
EX-10.A
EX-10.B
EX-31
EX-32

Part I. Consolidated Financial Information
Item 1. Consolidated Financial Statements
CONSOLIDATED FINANCIAL STATEMENTS
MVC Capital, Inc.
Consolidated Balance Sheets

	April 30,	October 31,
	2010	2009
	(Unaudited)
ASSETS

Assets
Cash and cash equivalents	$21,255,675	$1,007,873
Investments at fair value
Non-control/Non-affiliated investments (cost $114,511,283 and $122,320,550)	73,826,671	85,451,605
Affiliate investments (cost $138,658,376 and $141,186,185)	203,881,373	210,519,609
Control investments (cost $148,190,491 and $159,287,686)	204,017,545	206,832,059

Total investments at fair value (cost $401,360,150 and $422,794,421)	481,725,589	502,803,273
Dividends, interest and fees receivable, net of reserve	5,259,889	5,385,333
Escrows	1,883,400	—
Prepaid expenses	1,279,436	1,271,353
Prepaid taxes	373,640	377,883

Total assets	$511,777,629	$510,845,715

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Term loan	$50,000,000	$50,000,000
Provision for incentive compensation (Note 9)	22,756,482	19,511,147
Revolving credit facility	—	12,300,000
Management fee payable	2,467,174	2,560,120
Other accrued expenses and liabilities	1,244,438	1,300,490
Professional fees	559,934	650,981
Consulting fees	16,218	67,278
Taxes payable	1,755	—

Total liabilities	77,046,001	86,390,016

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 24,297,087 and 24,297,087 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	429,400,261	429,400,261
Accumulated earnings	36,783,631	34,768,686
Dividends paid to stockholders	(62,919,227)	(57,087,927)
Accumulated net realized loss	(16,378,058)	(30,113,755)
Net unrealized appreciation	80,365,439	80,008,852
Treasury stock, at cost, 4,007,361 and 4,007,361 shares held, respectively	(32,803,462)	(32,803,462)

Total shareholders’ equity	434,731,628	424,455,699

Total liabilities and shareholders’ equity	$511,777,629	$510,845,715

Net asset value per share	$17.89	$17.47

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Six Month Period	For the Six Month Period
	November 1, 2009 to	November 1, 2008 to
	April 30, 2010	April 30, 2009
Operating Income:
Dividend income
Affiliate investments	$2,112,760	$1,424,295

Total dividend income	2,112,760	1,424,295

Interest income
Non-control/Non-affiliated investments	5,107,289	5,141,576
Affiliate investments	2,504,595	2,910,540
Control investments	1,730,582	1,465,811

Total interest income	9,342,466	9,517,927

Fee income
Non-control/Non-affiliated investments	176,203	391,541
Affiliate investments	916,469	603,428
Control investments	338,218	418,366

Total fee income	1,430,890	1,413,335

Other income (loss)	248,233	(10,067)

Total operating income	13,134,349	12,345,490

Operating Expenses:
Management fee	4,921,920	4,903,946
Incentive compensation (Note 9)	3,245,335	(489,186)
Interest and other borrowing costs	1,288,164	1,825,507
Other expenses	332,156	285,565
Audit fees	279,000	342,000
Legal fees	268,500	347,000
Consulting fees	194,200	148,200
Directors fees	180,800	144,100
Insurance	177,560	195,600
Administration	136,620	156,866
Printing and postage	87,396	78,824
Public relations fees	51,600	48,800

Total operating expenses	11,163,251	7,987,222

Less: Expense Waiver by Adviser [1]	(50,000)	—

Total net operating expenses	11,113,251	7,987,222

Net operating income before taxes	2,021,098	4,358,268

Tax Expenses:
Current tax expense	6,153	300

Total tax expense	6,153	300

Net operating income	2,014,945	4,357,968

Net Realized and Unrealized Gain (Loss) on Investments and Foreign Currency:

Net realized gain (loss) on investments and foreign currency
Non-control/Non-affiliated investments	(205,144)	(174)
Affiliate investments	13,941,230	—
Foreign currency	(389)	—

Total net realized gain (loss) on investments and foreign currency	13,735,697	(174)

Net change in unrealized appreciation (depreciation) on investments	356,587	(11,312,970)

Net realized and unrealized gain (loss) on investments and foreign currency	14,092,284	(11,313,144)

Net increase (decrease) in net assets resulting from operations	$16,107,229	$(6,955,176)

Net increase (dcrease) in net assets per share resulting from operations	$0.66	$(0.28)

Dividends declared per share	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

[1]	Reflects waiver by TTG Advisers, pursuant to its voluntary waiver of $150,000 of expenses (for the 2010 fiscal year) which is required to be reimbursed to it by the Company under the Advisory Agreement (the “Voluntary Waiver”).

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Quarter	For the Quarter
	February 1, 2010 to	February 1, 2009 to
	April 30, 2010	April 30, 2009
Operating Income:
Dividend income
Affiliate investments	$79,000	$507,425

Total dividend income	79,000	507,425

Interest income
Non-control/Non-affiliated investments	2,448,298	2,175,399
Affiliate investments	1,232,560	1,490,859
Control investments	838,675	978,609

Total interest income	4,519,533	4,644,867

Fee income
Non-control/Non-affiliated investments	43,148	192,342
Affiliate investments	459,625	241,901
Control investments	118,937	171,427

Total fee income	621,710	605,670

Other income	116,443	—

Total operating income	5,336,686	5,757,962

Operating Expenses:
Management fee	2,467,174	2,420,712
Incentive compensation (Note 9)	2,225,143	(334,523)
Interest, fees and other borrowing costs	647,282	734,179
Other expenses	198,067	151,393
Consulting fees	147,200	59,500
Audit fees	139,500	171,000
Legal fees	138,000	177,000
Directors fees	89,700	76,500
Insurance	87,720	94,600
Administration	67,490	70,968
Printing and postage	43,896	43,524
Public relations fees	25,800	22,700

Total operating expenses	6,276,972	3,687,553

Less: Expense Waiver by Adviser [1]	(50,000)	—

Total net operating expenses	6,226,972	3,687,553

Net operating income (loss) before taxes	(890,286)	2,070,409

Tax Expenses (Benefits):
Deferred tax expense	—	360,255
Current tax (benefit) expense	1,472	(636)

Total tax expense	1,472	359,619

Net operating income (loss)	(891,758)	1,710,790

Net Realized and Unrealized Gain (Loss) on Investments and Foreign Currency:

Net realized gain (loss) on investments and foreign currency
Non-control/Non-affiliated investments	(205,078)	(84)
Affiliate investments	621,448	—
Foreign currency	(389)	—

Total net realized gain (loss) on investments and foreign currency	415,981	(84)

Net change in unrealized appreciation (depreciation) on investments	9,444,758	(9,519,566)

Net realized and unrealized gain (loss) on investments and foreign currency	9,860,739	(9,519,650)

Net increase (decrease) in net assets resulting from operations	$8,968,981	$(7,808,860)

Net increase (decrease) in net assets per share resulting from operations	$0.37	$(0.32)

Dividends declared per share	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

[1]	Reflects waiver by TTG Advisers, pursuant to its voluntary waiver of $150,000 of expenses (for the 2010 fiscal year) which is required to be reimbursed to it by the Company under the Advisory Agreement (the “Voluntary Waiver”).

MVC Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Month Period	For the Six Month Period
	April 30, 2010	April 30, 2009
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$16,107,229	$(6,955,176)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Realized loss (gain)	(13,735,697)	174
Net change in unrealized (appreciation) depreciation	(356,587)	11,312,970
Amortization of discounts and fees	(7,695)	(42,291)
Increase in accrued payment-in-kind dividends and interest	(3,096,268)	(2,646,785)
Allocation of flow through loss (income)	(150,616)	10,067
Changes in assets and liabilities:
Dividends, interest and fees receivable	125,444	388,332
Escrows	(1,883,400)	—
Prepaid expenses	(8,083)	670,768
Prepaid taxes	4,243	448,388
Incentive compensation (Note 9)	3,245,335	(489,186)
Other liabilities	(289,350)	(636,354)
Purchases of equity investments	(6,231,700)	(1,017,554)
Purchases of debt instruments	(1,900,000)	(9,077,248)
Proceeds from equity investments	31,020,951	286,100
Proceeds from debt instruments	15,535,296	13,830,722

Net cash provided by operating activities	38,379,102	6,082,927

Cash flows from Financing Activities:
Distributions paid to shareholders	(5,831,300)	(5,831,300)
Net repayments under revolving credit facility	(12,300,000)	(9,900,000)

Net cash used in financing activities	(18,131,300)	(15,731,300)

Net change in cash and cash equivalents for the period	20,247,802	(9,648,373)

Cash and cash equivalents, beginning of period	1,007,873	12,764,465

Cash and cash equivalents, end of period	$21,255,675	$3,116,092

During the six months ended April 30, 2010 and 2009 MVC Capital, Inc. paid $704,259 and $1,040,643 in interest expense, respectively.
During the six months ended April 30, 2010 and 2009 MVC Capital, Inc. paid $0 in income taxes.
Non-cash activity:
During the six months ended April 30, 2010 and 2009, MVC Capital, Inc. recorded payment in kind dividend and interest of $3,096,268 and $2,646,785, respectively. This amount was added to the principal balance of the investments and recorded as interest/dividend income.
During the six months ended April 30, 2010, MVC Capital, Inc. was allocated $248,233 in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of this amount, $97,617 was received in cash and the balance of $150,616 was undistributed and therefore increased the cost of the investment. The fair value was then increased by $150,616 by the Company’s Valuation Committee.
During the six months ended April 30, 2009, MVC Capital Inc. was allocated $10,067 in flow through loss from its equity investment in Octagon Credit Investors, LLC and this amount decreased the cost of the investment.The fair value was then decreased by $10,067 by the Fund’s Valuation Committee.
On December 29, 2009, MVC Capital, Inc. sold the common and preferred shares and the warrants of Vitality. As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. This escrow is currently valued at approximately $1.9 million on the Company’s balance sheet.
Prior to the sale of Vitality on December 29, 2009, Vitality’s European operations (which were not of interest to the buyer) were distributed to Vitality’s shareholders on a pro-rata basis. MVC Capital, Inc. received 960 shares of Series A common stock and 334 shares of convertible Series B common stock in LHD Europe as part of this transaction.
On March 17, 2010, MVC Capital, Inc. transferred its equity interest in SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH to their equity interest in SGDA Europe B.V. The Company owned 70% of the common stock of SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH and a majority economic ownership in SGDA Europe B.V. SGDA Europe B.V. increased its shareholders’ equity by $4.2 million as a result of the cashless transaction.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Changes in Net Assets

	For the Six Month Period	For the Six Month Period
	November 1, 2009 to	November 1, 2008 to	For the Year Ended
	April 30, 2010	April 30, 2009	October 31, 2009
	(Unaudited)	(Unaudited)
Operations:
Net operating income	$2,014,945	$4,357,968	$4,524,720
Net realized gain (loss)	13,735,697	(174)	(25,081,728)
Net change in unrealized appreciation (depreciation)	356,587	(11,312,970)	34,804,497

Net increase (decrease) in net assets from operations	16,107,229	(6,955,176)	14,247,489

Shareholder Distributions:
Distributions to shareholders	(5,831,300)	(5,831,300)	(11,662,602)

Net decrease in net assets from shareholder distributions	(5,831,300)	(5,831,300)	(11,662,602)

Total increase (decrease) in net assets	10,275,929	(12,786,476)	2,584,887

Net assets, beginning of period/year	424,455,699	421,870,812	421,870,812

Net assets, end of period/year	$434,731,628	$409,084,336	$424,455,699

Common shares outstanding, end of period/year	24,297,087	24,297,087	24,297,087

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Selected Per Share Data and Ratios

	For the Six Month Period		For the Six Month Period		For the
	November 1, 2009 to		November 1, 2008 to		Year Ended
	April 30, 2010		April 30, 2009		October 31, 2009
	(Unaudited)		(Unaudited)
Net asset value, beginning of period/year	$17.47		$17.36		$17.36

Gain (loss) from operations:
Net operating income	0.08		0.18		0.19
Net realized and unrealized gain (loss) on investments	0.58		(0.46)		0.40

Total gain (loss) from investment operations	0.66		(0.28)		0.59

Less distributions from:
Income	(0.08)		(0.18)		(0.19)
Return of capital	(0.16)		(0.06)		(0.29)

Total distributions	(0.24)		(0.24)		(0.48)

Net asset value, end of period/year	$17.89		$16.84		$17.47

Market value, end of period/year	$14.13		$8.56		$9.18

Market discount	(21.02)%		(49.17)%		(47.45)%

Total Return — At NAV (a)	3.79%		(1.63)%		3.50%

Total Return — At Market (a)	56.79%		(28.66)%		(21.48)%

Ratios and Supplemental Data:

Net assets, end of period (in thousands)	$434,733		$409,084		$424,456

Ratios to average net assets:
Expenses excluding tax expense (benefit)	5.23	% (b)	3.84	% (b)	4.88%
Expenses including tax expense (benefit)	5.23	% (b)	3.84	% (b)	5.21%
Expenses excluding incentive compensation	3.70	% (b)	4.07	% (b)	4.31%
Expenses excluding incentive compensation, interest and other borrowing costs	3.10	% (b)	3.20	% (b)	3.56%

Net operating income before tax expense (benefit)	0.95	% (b)	2.09	% (b)	1.42%
Net operating income after tax expense (benefit)	0.95	% (b)	2.09	% (b)	1.09%
Net operating income before incentive compensation	2.48	% (b)	1.86	% (b)	1.99%
Net operating income before incentive compensation, interest and other borrowing costs	3.08	% (b)	2.73	% (b)	2.74%

Ratios to average net assets excluding waivers:
Expenses excluding tax expense (benefit)	5.25	% (b)	N/A		N/A
Expenses including tax expense (benefit)	5.25	% (b)	N/A		N/A
Expenses excluding incentive compensation	3.72	% (b)	N/A		N/A
Expenses excluding incentive compensation, interest and other borrowing costs	3.12	% (b)	N/A		N/A

Net operating income before tax expense (benefit)	0.92	% (b)	N/A		N/A
Net operating income after tax expense (benefit)	0.92	% (b)	N/A		N/A
Net operating income before incentive compensation	2.45	% (b)	N/A		N/A
Net operating income before incentive compensation, interest and other borrowing costs	3.05	% (b)	N/A		N/A

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b)	Annualized.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
April 30, 2010
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments - 16.98% (a, c, f, g)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d, j)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision - Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h, i)	$2,473,521	2,473,521	—
		Second Lien Seller Note 17.0000%, 06/30/2013 (b, h, i)	3,927,787	3,927,787	—

				6,401,308	—

BP Clothing, LLC	Apparel	Second Lien Loan 16.5000%, 07/18/2012 (b, h)	19,161,260	19,029,773	16,312,327
		Term Loan A 6.0300%, 07/18/2011 (h)	1,987,500	1,977,748	1,723,373
		Term Loan B 9.0300%, 07/18/2011 (h)	2,000,000	1,990,918	1,745,714

				22,998,439	19,781,414

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d, j)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d, j)		15,000,000	10,790,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (b, h)	3,166,116	3,166,116	3,166,116
		Warrants (d)		—	—

				3,166,116	3,166,116

Integrated Packaging Corporation	Packaging Material	Warrants (d)		—	—

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d, j)		3,750,000	—

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000%, 08/31/2012 (e, h)	6,187,350	6,187,350	6,187,350

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d, j)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 7.5000%, 12/31/2012 (h)	862,441	665,300	862,441
		Second Lien Loan 15.0000%, 12/31/2013 (b, h)	25,830,996	25,522,001	25,830,996

				26,187,301	26,693,437

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,055,500	1,057,713	1,055,500

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 6.2500%, 12/08/2012 (h)	967,500	967,500	893,058
		Second Lien Seller Note 6.7901%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,467,500	4,393,058

WBS Carbons Acquistions Corp.	Specialty Chemicals	Bridge Loan 6.0000%, 12/30/2011 (h)	1,759,796	1,759,796	1,759,796

Sub Total Non-control/Non-affiliated investments				114,511,283	73,826,671

Affiliate investments - 46.90% (a, c, f, g)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b, h)	13,099,908	12,899,678	13,099,908
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				22,899,678	23,099,908

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	18,462,622
		Convertible Preferred Stock (1,065,000 shares)		10,357,500	19,349,328

				15,879,242	37,811,950

Harmony Pharmacy & Health Center, Inc.	Healthcare - Retail	Revolving Credit Facility 10.0000%, 12/31/2010 (b, h)	4,995,117	4,995,117	4,000,000
		Demand Note 10.0000% (h, i)	500,000	500,000	500,000
		Demand Note 10.0000% (h, i)	800,000	800,000	800,000
		Demand Note 10.0000% (h, i)	700,000	700,000	700,000
		Demand Note 10.0000% (h, i)	3,300,000	3,300,000	3,300,000
		Demand Note 10.0000% (h, i)	2,200,000	2,200,000	2,200,000
		Common Stock (2,000,000 shares) (d)		750,000	—

				13,245,117	11,500,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	1,525,000

LHD Europe Holding, Inc.	Non-Alcoholic Beverages	Common Stock, Series A (960 shares) (d, e)		165,682	332,144
		Convertible Common Stock, Series B (334 shares) (d, e)		59,369	117,856

				225,051	450,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	9,728,368	9,654,586	9,728,368
		Secured Revolving Note 1.2479%, 06/30/2013 (h)	2,000,000	2,000,000	2,000,000
		Convertible Preferred Stock (20,000 shares) (b)		2,686,000	2,686,000

				14,340,586	14,414,368

Octagon Credit Investors, LLC	Financial Services	Term Loan 4.4979%, 12/31/2011 (h)	5,000,000	4,977,751	5,000,000
		Limited Liability Company Interest		1,439,794	4,394,699

				6,417,545	9,394,699

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	7,000,000

Security Holdings B.V.	Electrical Engineering	Common Stock (900 shares) (d, e)		29,885,900	11,731,700

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		17,388,551	16,150,001
		Senior Secured Loan 10.0000%, 6/23/2012 (e, h)	1,500,000	1,500,000	1,500,000

				18,888,551	17,650,001

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	8,475,086	8,376,706	8,475,085
		Convertible Series I Preferred Stock (32,200 shares) (d)		500,000	58,907,092
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	1,921,570

				8,876,706	69,303,747

Sub Total Affiliate investments				138,658,376	203,881,373

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
April 30, 2010
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments - 46.93% (a, c, f, g)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$46,500,000
		Bridge Loan 10.0000%, 12/31/2010 (e, h)	$3,643,557	3,643,557	3,643,557

				38,380,496	50,143,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		1,350,253	1,133,729

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	7,800,000
		Series A Convertible Preferred Stock (14,306 shares) (b, h)		30,000,000	43,275,279

				47,000,000	51,075,279

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	3,790,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/31/2013 (b, h)	9,940,821	9,838,928	9,940,821
		Common Stock (1,115 shares) (d)		16,000,000	47,000,000

				25,838,928	56,940,821

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	8,312,365	8,305,804	8,312,365
		Junior Revolving Note 6.0000%, 5/1/2011 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	3,221,794
		Warrants (d)		—	—

				12,841,498	12,534,159

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	23,600,000

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d, j)		5,500,000	4,220
		Preferred Stock (6,443,188 shares) (d, j)		1,134,001	2,595,780

				6,634,001	2,600,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	1,600,000

				2,450,000	2,200,000

Sub Total Control Investments				148,190,491	204,017,545

TOTAL INVESTMENT ASSETS - 110.81% (f)				$401,360,150	$481,725,589

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except LHD Europe Holding Inc., Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $434,731,628 as of April 30, 2010.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

(j)	Legacy Investments.

—	Denotes zero cost or fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31, 2009

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments - 20.13% (c, f, g)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (a, d, j)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision - Machined Components	Senior Secured Loan 6.0000%, 12/31/2009 (a, h)	$375,000	375,000	375,000
		Second Lien Seller Note 10.0000%, 06/29/2010 (a, h, i)	2,473,521	2,473,521	775,000
		Second Lien Seller Note 17.0000%, 06/30/2013 (a, b, h, i)	3,793,841	3,793,841	1,625,000

				6,642,362	2,775,000

BP Clothing, LLC	Apparel	Second Lien Loan 16.5000%, 07/18/2012 (a, b, h)	18,778,308	18,617,403	17,503,916
		Term Loan A 6.0000%, 07/18/2011 (a, h)	1,987,500	1,973,763	1,719,388
		Term Loan B 9.0000%, 07/18/2011 (a, h)	2,000,000	1,987,208	1,742,004

				22,578,374	20,965,308

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (a, d, j)		4,520,355	—

FOLIOfn,Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (a, d, j)		15,000,000	10,790,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (a, b, h)	3,096,252	3,096,252	3,096,252
		Warrants (a, d)		—	—

				3,096,252	3,096,252

Henry Company	Building Products / Specialty Chemicals	Term Loan A 3.7429%, 04/06/2011 (a, h)	1,709,921	1,709,921	1,650,642
		Term Loan B 7.9929%, 04/06/2011 (a, h)	2,000,000	2,000,000	2,000,000

				3,709,921	3,650,642

Innovative Brands, LLC	Consumer Products	Term Loan 15.5000%, 09/25/2011 (a, h)	10,414,976	10,414,976	10,414,976

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (a, d, e, j)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (a, d, j)		3,750,000	—

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (666,667 shares) (d)		500,000	148,000

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (a, d, e, j)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (a, d, j)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 7.5000%, 12/28/2012 (a, h)	901,435	656,357	901,435
		Second Lien Loan 15.0000%, 12/31/2013 (a, b, h)	25,443,638	25,092,905	25,443,638

				25,749,262	26,345,073

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (a, h)	1,108,500	1,111,347	1,108,500

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 3.0038%, 12/08/2012 (a, h)	972,500	972,500	898,058
		Second Lien Seller Note 6.7538%, 12/08/2013 (a, h)	3,500,000	3,500,000	3,500,000

				4,472,500	4,398,058

WBS Carbons Acquisitions Corp.	Specialty Chemicals	Bridge Loan 6.0000%, 12/30/2011 (a, h)	1,759,796	1,759,796	1,759,796

Sub Total Non-control/Non-affiliated investments				122,320,550	85,451,605

Affiliate investments - 49.60% (c, f, g)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (a, b, h)	12,648,338	12,406,499	12,648,338
		Convertible Series A Preferred Stock (9 shares) (a)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (a)		9,956,000	9,956,000

				22,406,499	22,648,338

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	15,044,698
		Convertible Preferred Stock (1,065,000 shares)		10,357,500	15,767,252

				15,879,242	30,811,950

Harmony Pharmacy & Health Center, Inc.	Healthcare - Retail	Revolving Credit Facility 10.0000%, 12/01/2009 (a, b, h)	4,755,060	4,755,060	4,000,000
		Demand Note 10.0000% (a, h, i)	500,000	500,000	500,000
		Demand Note 10.0000% (a, h, i)	700,000	700,000	700,000
		Demand Note 10.0000% (a, h, i)	3,300,000	3,300,000	3,300,000
		Demand Note 10.0000% (a, h, i)	2,200,000	2,200,000	2,200,000
		Common Stock (2,000,000 shares) (a, d)		750,000	—

				12,205,060	10,700,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (a, d)		2,000,000	1,525,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (a, b, h)	10,765,878	10,667,415	10,765,878
		Secured Revolving Note 1.2463%, 06/30/2013 (a, h)	900,000	900,000	900,000
		Convertible Preferred Stock (20,000 shares) (a, b)		2,581,699	2,581,699

				14,149,114	14,247,577

Octagon Credit Investors, LLC	Financial Services	Term Loan 4.4963%, 12/31/2011 (a, h)	5,000,000	4,971,138	5,000,000
		Limited Liability Company Interest (a)		1,289,178	2,744,083

				6,260,316	7,744,083

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (a, d)		6,000,000	7,000,000

Security Holdings B.V.	Electrical Engineering	Common Stock (900 shares) (a, d, e)		28,154,200	10,000,000

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (a, d, e)		7,450,000	7,450,000
		Senior Secured Loan 10.0000%, 6/23/2012 (a, e, h)	1,500,000	1,500,000	1,500,000

				8,950,000	8,950,000

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (a, b, h)	8,263,979	8,143,804	8,263,979
		Convertible Series I Preferred Stock (32,200 shares) (a, d)		500,000	58,907,092
		Convertible Series J Preferred Stock (8,216 shares) (a, d)		—	1,921,570

				8,643,804	69,092,641

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (a, d)		5,564,716	10,089,957
		Preferred Stock (1,000,000 shares) (a, b, h)		10,973,234	13,875,005
		Warrants (a, d)		—	3,835,058

				16,537,950	27,800,020

Sub Total Affiliate investments				141,186,185	210,519,609

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
October 31, 2009

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments - 48.73% (a, c, f, g)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$46,500,000
		Bridge Loan 10.0000%, 12/31/2009 (e, h)	$3,643,557	3,643,557	3,643,557

				38,380,496	50,143,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		1,350,253	1,133,729

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	9,100,000
		Series A Convertible Preferred Stock (13,227 shares) (b, h)		30,000,000	40,010,429

				47,000,000	49,110,429

SGDA Sanierungsgesellschaft	Soil Remediation	Term Loan 7.0000%, 08/31/2012 (e, h)	6,187,350	6,187,350	6,187,350
fur Deponien und Altlasten GmbH		Common Equity Interest (d, e)		438,551	1
		Preferred Equity Interest (d, e)		5,000,000	6,600,000

				11,625,901	12,787,351

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	3,790,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012 (b, h)	9,596,177	9,479,142	9,596,177
		Common Stock (1,115 shares) (d)		16,000,000	38,000,000

				25,479,142	47,596,177

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	8,149,021	8,136,884	8,149,021
		Junior Revolving Note 6.0000%, 5/1/2011 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	3,221,794
		Warrants (d)		—	—

				12,672,578	12,370,815

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	23,200,000

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d, j)		5,500,000	9,687
		Preferred Stock (6,443,188 shares) (d, j)		1,134,001	4,490,314

				6,634,001	4,500,001

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	1,600,000

				2,450,000	2,200,000

Sub Total Control Investments				159,287,686	206,832,059

TOTAL INVESTMENT ASSETS - 118.46% (f)				$422,794,421	$502,803,273

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $424,455,699 as of October 31, 2009.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

(j)	Legacy Investments.
- Denotes zero cost or fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Company”)
Notes to Consolidated Financial Statements
April 30, 2010
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
4. Investment Valuation Policy
     Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, formerly Statement of Financial Accounting Standards No. 157. In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. For unrestricted securities of companies that are publicly traded for which we have a majority-owned interest, the value is generally based on the closing market quote on the valuation date plus a control premium if the Valuation Committee of our Board of Directors determines in good faith that additional value above the closing market quote would be obtainable upon a sale or transfer of our controlling interest. At April 30, 2010, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

     ASC 820 provides a framework for measuring the fair value of assets and liabilities. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.
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
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is codified in ASC 820, which provided additional guidance on how to determine the fair value of assets under ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. ASC 820 states that a transaction price that is associated with a transaction that is not orderly is not determinative of fair value or market-participant risk premiums and companies should place little, if any, weight (compared with other indications of fair value) on transactions that are not orderly when estimating fair value or market risk premiums. This new guidance was effective for periods ending after June 15, 2009. The adoption of this new guidance has not had a material effect on our financial position or results of operations of the Company.
Valuation Methodology
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
     In January 2010, FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosure about Fair Value Measurements. ASU 2010-06 provides an amendment to ASC 820-10 which requires new disclosures on transfers in and out of Levels I and II and activity in Level III fair value measurements. ASU 2010-06 also clarifies existing disclosures such as 1.) level of disaggregation and 2.) disclosure about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuance, and settlements in the roll-forward of activity in Level III fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has begun disclosing purchases, sales, issuance, and settlements in the roll-forward of activity in Level III fair value measurements.

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
     At April 30, 2010, approximately 94.13% of our total assets represented portfolio investments recorded at fair value.
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
5. Concentration of Market Risk
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represented approximately 94.13% of the Company’s total assets at April 30, 2010. As discussed in Note 6, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.
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
     The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:
•	Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We did not value any of our investments using Level 1 inputs as of April 30, 2010.

•	Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. We did not value any of our investments using Level 2 inputs as of April 30, 2010.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 4 for the investment valuation policies used to determine the fair value of these investments.
     The following fair value hierarchy table sets forth our investment portfolio by level as of April 30, 2010 and October 31, 2009 (in thousands):

	April 30, 2010
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$137,837	$137,837
Common Stock	—	—	87,632	87,632
Preferred Stock	—	—	149,525	149,525
Warrants	—	—	—	—
Other Equity Investments	—	—	106,732	106,732
Escrow	—	—	1,883	1,883

Total Investments, net	$—	$—	$483,609	$483,609

	October 31, 2009
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$153,468	$153,468
Common Stock	148	—	86,159	86,307
Preferred Stock	—	—	164,943	164,943
Warrants	—	—	3,835	3,835
Other Equity Investments	—	—	94,250	94,250

Total Investments, net	$148	$—	$502,655	$502,803

     The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the six month periods ended April 30, 2010 and April 30, 2009 (in thousands):

			Reversal of
			Prior Period
			Appreciation	Unrealized
	Balances,	Realized	(Depreciation)	Appreciation			Transfers	Balances,
	November 1,	Gains	on Realization	(Depreciation)			In & Out of	April 30,
	2009	(Losses) (1)	(2)	(3)	Purchases (4)	Sales (5)	Level 3	2010
Senior/Subordinated Loans and credit facilities	$153,468	$—	$—	$(4,523)	$4,739	$(15,847)	$—	$137,837
Common Stock	86,159	4,834	(4,525)	11,339	223	(10,398)	—	87,632
Preferred Stock	164,943	2,902	(2,902)	2,551	276	(18,245)	—	149,525
Warrants	3,835	3,800	(3,835)	—	—	(3,800)	—	—
Other Equity Investments	94,250	—	—	1,900	10,582	—	—	106,732
Escrow	—	2,405	—	—	—	(522)	—	1,883

Total	$502,655	$13,941	$(11,262)	$11,267	$15,820	$(48,812)	$—	$483,609

			Reversal of
			Prior Period
			Appreciation	Unrealized
	Balances,	Realized	(Depreciation)	Appreciation			Transfers
	November 1,	Gains	on Realization	(Depreciation)	Purchases		In & Out of	Balances,
	2008	(Losses) (1)	(2)	(3)	(4)	Sales (5)	Level 3	April 30, 2009
Senior/Subordinated Loans and credit facilities	$167,703	$—	$271	$(11,484)	$470	$(3,520)	$—	$153,440
Common Stock	87,741	—	—	(2,816)	—	—	—	84,925
Preferred Stock	124,874	—	—	4,746	428	—	—	130,048
Warrants	3,735	—	—	—	—	—	—	3,735
Other Equity Investments	106,646	—	—	(1,800)	1,018	(10)	—	105,854

Total	$490,699	$—	$271	$(11,354)	$1,916	$(3,530)	$—	$478,002

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.

(2)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities disposed of during the six months ended April 30, 2010 and April 30, 2009, respectively.

(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities held at April 30, 2010 and April 30, 2009, respectively.

(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities.

(5)	Includes decreases in the cost basis of investments resulting from principal repayments or sales.
     For the Six Month Period Ended April 30, 2010
     During the six month period ended April 30, 2010, the Company made one new investment committing no capital. The investment was made in Integrated Packaging Corporation (“IPC”) in the form of a warrant. The Company received the warrant in exchange for services provided to a new investor in IPC.
     During the six month period ended April 30, 2010, the Company made three follow-on investments in existing portfolio companies committing capital totaling $7.0 million. On January 4, 2010, the Company loaned $800,000 to Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”) in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. As of April 30, 2010, the $800,000 demand note was outstanding. On March 12, 2010, the Company invested $4.5 million and $1.7 million in SGDA Europe B.V. (“SGDA Europe”) and Security Holdings B.V. (“Security Holdings”), respectively, in the form of equity interest.
     At October 31, 2009, the balance of the secured revolving note provided to Marine Exhibition Corporation (“Marine”) was $900,000. Net borrowings during the six month period ended April 30, 2010 were $1.1 million resulting in a balance of $2.0 million at such date.
     On December 29, 2009, the Company sold the common stock, preferred stock and warrants of Vitality Foodservice Holding Corp. (“Vitality”). The amount received from the sale of the 556,472 common shares was approximately $10.0 million, for the 1 million preferred shares was approximately $14.0 million, and for the 1 million warrants was approximately $3.8 million. As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. On March 9, 2010, the Company received its first scheduled disbursement from the Vitality escrow totaling approximately $522,000. There were no claims against the escrow so 100% of the expected proceeds of the first scheduled disbursement were released. At the same time, the Company received its portion of a working capital adjustment paid to Vitality. The Company’s share of the proceeds from the working capital adjustment totaled approximately $471,000 and was recorded as additional long-term capital gain. The total proceeds received from the escrow disbursement and working capital adjustment was approximately $993,000. The value of the escrow was increased by $150,000 by the Valuation Committee during the quarter ended April 30, 2010. This escrow is currently valued at approximately $1.9 million on the Company’s balance sheet as of April 30, 2010. Total amount received from the sale as of April 30, 2010 was approximately $30.6 million resulting in a realized gain of approximately $13.9 million, which was treated as a long-term capital gain. Prior to the sale of Vitality on December 29, 2009, Vitality’s European operations (which were not acquired by the buyer) were distributed to Vitality’s shareholders on a pro-rata basis. The Company received 960 shares of Series A common stock and 334 shares of convertible Series B common stock in LHD Europe Holding Inc. (“LHD Europe”) as part of this transaction. At April 30, 2010, the Series A common stock had a fair value of approximately $332,000 and the convertible Series B common stock had a fair value of approximately $118,000.
     On December 31, 2009 and March 31, 2010, Total Safety U.S., Inc. (“Total Safety”) made principal payments of $2,500 on each date on its first lien loan. The balance of the first lien loan as of April 30, 2010 was $967,500.

     On December 31, 2009 and April 7, 2010, Marine made principal payments of $625,000 on each date on its senior subordinated loan. The balance of the loan as of April 30, 2010 was $9.7 million.
     On December 31, 2009 and March 31, 2010, SP made principal payments of approximately $19,000 and $20,000, respectively, on its first lien loan. The balance of the first lien loan as of April 30, 2010, was approximately $862,000.
     On March 10, 2010, the Company announced that its portfolio company, Dakota Growers had signed a definitive merger agreement with Viterra Inc. (TSX: VT) (“Viterra”), Canada’s leading agri-business that provides premium quality ingredients to leading global food manufacturers, under which Dakota Growers would be acquired by a subsidiary of Viterra for approximately $240 million in cash. Under the terms of the agreement, Viterra would commence a tender offer to acquire all of the outstanding shares of Dakota Growers’ common stock at a price of $18.28 per share resulting in anticipated proceeds of approximately $38.0 million. At April 30, 2010, the fair value of the Company’s investment in Dakota Growers was $37.8 million. The acquisition is expected to close shortly after completion of a tender of a majority (50.1%) of the outstanding shares of Dakota Growers common stock, the receipt of various regulatory approvals and the satisfaction of other customary closing conditions and contingencies. Please see Note 13 “Subsequent Events” for more information.
     On March 16, 2010, the Company contributed its common and preferred equity interest in SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH (“SGDA”) to SGDA Europe to achieve operating efficiencies. The Company has 99.99% economic ownership in SGDA Europe. The fair value of SGDA Europe’s equity interest increased by approximately $4.2 million and the cost basis was increased by $5.0 million as a result of this cashless transaction. There was no gain or loss to the Company from this transaction. The fair value of SGDA Europe’s equity interest at April 30, 2010 was $16.2 million.
     During the six month period ended April 30, 2010, Amersham Corporation (“Amersham”) made principal payments of $375,000, repaying its senior secured loan in full, including all accrued interest.
     During the six month period ended April 30, 2010, the Company received approximately $53,000 in principal payments on the term loan provided to Storage Canada, LLC (“Storage Canada”). The balance of the term loan at April 30, 2010 was approximately $1.1 million.
     During the six month period ended April 30, 2010, Innovative Brands, LLC (“Innovative Brands”) made principal payments of approximately $10.4 million on its term loan, repaying the term loan in full including all accrued interest.
     During the six month period ended April 30, 2010, the Company sold the remaining 666,667 shares of Phoenix Coal Corporation (“Phoenix Coal”) common stock. The total amount received from the sale net of commission was approximately $295,000, resulting in a realized loss of approximately $205,000.
     During the six month period ended April 30, 2010, Henry Company made principal payments of approximately $1.7 million and $2.0 million on its term loan A and term loan B, respectively, repaying the term loans in full including all accrued interest.
     On July 31, 2009, the Company sponsored U.S. Gas & Electric, Inc. (“U.S. Gas”) in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company has earned one-time fee income of approximately $1.2 million and will be recognizing an additional $1.3 million in fee income over the life of the guarantee. As of April 30, 2010, the cash collateral has been released as the letter of credit has expired.
     During the quarter ended January 31, 2010, the Valuation Committee increased the fair value of the Company’s investments in Dakota Growers common stock by approximately $2.4 million and preferred stock by approximately $2.6 million, Octagon Credit Investors, LLC (“Octagon”) equity interest by $1.0 million, Summit Research Labs, Inc. (“Summit”) common stock by $2.0 million, Velocitius B.V. (“Velocitius”) equity interest by $1.0 million, and LHD Europe series A common stock by approximately $166,000 and series B common Stock by approximately $58,000. In addition, increases in the cost basis and fair value of the loans to GDC Acquisition, LLC (“GDC”), Custom Alloy Corporation (“Custom Alloy”), SP, Marine, Turf Products, LLC (“Turf”), BP Clothing, LLC (“BP”), Summit, and U.S. Gas and the Marine and Vitality preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $1,752,454. The Valuation Committee also increased the fair value of the Ohio Medical Corporation (“Ohio Medical”) preferred stock by approximately $1.6 million due to a PIK distribution which was treated as a return of capital. Also, during the quarter ended January 31, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $89,000. The Valuation Committee also decreased the fair value of the Company’s investments in Amersham Corporation (“Amersham”) second lien notes by $2.4 million, BP second lien loan by $1.6 million, Ohio Medical common stock by $1.3 million, SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH (“SGDA”) preferred equity interest by approximately $2.4 million, and Vendio Services, Inc. (“Vendio”) preferred stock by approximately $746,000 and common stock by $3,600 during the quarter ended January 31, 2010. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling approximately $186,000.
     During the quarter ended April 30, 2010, the Valuation Committee increased the fair value of the Company’s investments in Dakota Growers common stock by approximately $1.0 million and preferred stock by approximately $1.0 million, Octagon equity interest by $500,000 and Summit common stock by $7.0 million. In addition, increases in the cost basis and fair value of the loans to GDC, Custom Alloy, SP, Marine, Turf, BP, Summit, and U.S. Gas and the Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $1,343,814. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.7 million due to a PIK distribution which was treated as a return of capital. Also, during the quarter ended April 30, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $62,000. The Valuation Committee also decreased the fair value of the Company’s investments in Velocitius equity interest by $600,000 and Vendio preferred stock by approximately $1.1 million and common stock by $1,900 during the quarter ended April 30, 2010. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling approximately $188,000.
     During the six month period ended April 30, 2010, the Valuation Committee increased the fair value of the Company’s investments in Dakota Growers common stock by approximately $3.4 million and preferred stock by approximately $3.6 million, Octagon equity interest by $1.5 million, Summit common stock by $9.0 million, Velocitius equity interest by $400,000, and LHD Europe series A common stock by approximately $166,000 and series B common Stock by approximately $58,000. In addition, increases in the cost basis and fair value of the loans to GDC, Custom Alloy, SP, Marine, Turf, BP, Summit, and U.S. Gas and the Marine and Vitality preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $3,096,268. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $3.3 million due to PIK distributions which were treated as a return of capital. Also, during the six month period ended April 30, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $151,000. The Valuation Committee also decreased the fair value of the Company’s investments in Amersham second lien notes by $2.4 million, BP second lien loan by $1.6 million, Ohio Medical common stock by $1.3 million, SGDA preferred equity interest by approximately $2.4 million, and Vendio preferred stock by approximately $1.9 million and common stock by $5,500 during the six month period ended April 30, 2010. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling approximately $374,000.

     At April 30, 2010, the fair value of all portfolio investments, exclusive of short-term securities, was $481.7 million with a cost basis of $401.4 million. At April 30, 2010, the fair value and cost basis of portfolio investments of the Legacy Investments was $13.4 million and $48.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $468.3 million and $352.5 million, respectively. At October 31, 2009, the fair value of all portfolio investments, exclusive of short-term securities, was $502.8 million, with a cost basis of $422.8 million. At October 31, 2009, the fair value and cost basis of the Legacy Investments was $15.3 million and $48.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $487.5 million and $373.9 million, respectively.
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
7. Commitments and Contingencies
     Commitments to/for Portfolio Companies:
     At April 30, 2010, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.
Amount Funded at
Portfolio Company	Amount Committed	April 30, 2010
Marine Revolving Loan Facility	$2.0 million	$2.0 million
Octagon Revolving Credit Facility	$7.0 million	—
Harmony Pharmacy Revolving Credit Facility	$4.0 million	$4.0 million
Tekers Guarantee	$1.9 million	—
MVC Automotive Guarantee	$8.6 million	—
MVC Automotive Guarantee	$5.3 million	—
Turf Junior Revolver	$1.0 million	$1.0 million
MVC Automotive Guarantee	$1.8 million	—
U.S. Gas Guarantee	$10.0 million	—
Total	$41.6 million	$7.0 million
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. As of October 31, 2009, the outstanding balance of the secured revolving loan facility was $900,000. Net borrowings during the six month period ended April 30, 2010 were $1.1 million, resulting in a balance of $2.0 million at such date.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2009 and April 30, 2010, there was no balance outstanding.
     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The maturity date of the revolving credit facility was extended to December 31, 2010. At October 31, 2009 and April 30, 2010, the outstanding balance of the revolving credit facility was $4.0 million.
     On May 1, 2007, the Company provided Velocitius a $650,000 revolving line of credit. The revolving line of credit expired on April 30, 2010 and had an annual interest at 8%. At April 30, 2010, the revolving line of credit was no longer a commitment of the Company.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $1.9 million at April 30, 2010.
     On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility to U.S. Gas. The revolving senior credit facility had an annual interest at LIBOR plus 6% or Prime plus 4.5%, which is at U.S. Gas’ discretion. The balance of the senior credit facility at October 31, 2008 was approximately $12.2 million. Net repayments during fiscal year 2009 on the senior credit facility were approximately $12.2 million, resulting in a zero balance at October 22, 2009. On October 22, 2009, the Company participated the revolving credit facility to Amzak Capital Management, LLC. The Company agreed to guarantee the $10 million credit facility under certain circumstances related to an event of default. On March 31, 2010, U.S. Gas refinanced its senior credit facility with another lender. As a result of the refinancing, the $10 million guarantee to Amzak Capital Management, LLC for the senior credit facility has been released. At October 31, 2009 and April 30, 2010, the revolving senior credit facility was no longer a commitment of the Company.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $8.6 million at April 30, 2010.
     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.3 million at April 30, 2010) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2009 and April 30, 2010, the outstanding balance of the secured junior revolving note was $1.0 million.
     On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruna (“CZK”) mortgage for MVC Automotive, equivalent to approximately $1.8 million at April 30, 2010.
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
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (“Credit Facility I”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2009, there was $50.0 million in term debt and $12.3 million in revolving credit on Credit Facility I outstanding. The Company made net repayments of $12.3 million on the revolving credit portion of Credit Facility I during the period November 1, 2009 to April 13, 2010. On April 13, 2010, the Company renewed Credit Facility I with Guggenheim for three years. Credit Facility I will now only consist of a $50.0 million term loan, which will expire on April 27, 2013, at which time the outstanding amount under Credit Facility I will be due and payable. As of April 30, 2010, there was $50.0 million outstanding on Credit Facility I. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a 1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing Credit Facility I. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. Please see the Item 3 Risk Factor, “We may be unable to meet our covenant obligations under our credit facility, which could adversely affect our business,” for a risk factor relating to the Company’s credit facility.
     On April 24, 2008, the Company entered into a two-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). There was no amount outstanding on Credit Facility II as of October 31, 2009 and on the maturity date of April 24, 2010. Credit Facility II was not renewed. Credit Facility II provided financing to the Company in addition to the Company’s existing Credit Facility I with Guggenheim. Proceeds from borrowings made under Credit Facility II were used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bore interest at LIBOR plus 50 basis points. In addition, the Company was also subject to an annual utilization fee of 25 basis points for the amount of Credit Facility II that was outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs were amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet included the unamortized portion of these costs. Borrowings under Credit Facility II were secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities whose purchase was approved by BB&T.
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
     Under the terms of the Advisory Agreement, TTG Advisers determines, consistent with the Company’s investment strategy, the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes. TTG Advisers also identifies and negotiates the structure of the Company’s investments (including performing due diligence on prospective portfolio companies), closes and monitors the Company’s investments, determines the securities and other assets purchased, retains or sells and oversees the administration, recordkeeping and compliance functions of the Company and/or third parties performing such functions for the Company. TTG Advisers’ services under the Advisory Agreement are not exclusive, and it may furnish similar services to other entities. Pursuant to the Advisory Agreement, the Company is required to pay TTG Advisers a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at 2.0% per annum of the Company’s total assets excluding cash, the value of any investment in a Third-Party Vehicle covered by a Separate Agreement (as defined in the Advisory Agreement) and the value of any investment by the Company not made in portfolio companies (“Non-Eligible Assets”) but including assets purchased with borrowed funds that are not Non-Eligible Assets. The incentive fee consists of two parts: (i) one part is based on our pre-incentive fee net operating income; and (ii) the other part is based on the capital gains realized on our portfolio of securities acquired after November 1, 2003. The Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company, to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.5% in each of the 2009 and 2010 fiscal years. For more information, please see Note 9 of our consolidated financial statements, “Incentive Compensation.” In addition, for the 2010 fiscal year, TTG Advisers has voluntarily agreed to waive $150,000 of the expenses required to be reimbursed to it by the Company under the Advisory Agreement (the “Voluntary Waiver”).
9. Incentive Compensation
     At October 31, 2009, the provision for estimated incentive compensation was $19,511,147. During the six month period ended April 30, 2010, this provision for incentive compensation was increased by a net amount of $3,245,335 to $22,756,482. The increase in the provision for incentive compensation during the six month period ended April 30, 2010 reflects the sale of Vitality for a realized gain of $13.9 million. The difference between the amount received from the sale and Vitality’s carrying value at October 31, 2009 was an increase of $3.0 million. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Dakota Growers, Octagon, Summit, Velocitius, and LHD Europe) by a total of $18.1 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $3.3 million due to PIK distributions, which were treated as a return of capital. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of four of the Company’s portfolio investments (Amersham, BP, Ohio Medical, and SGDA) by a total of $7.7 million and the Valuation Committee determination not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling $374,000. As of April 30, 2010, the Company does not anticipate an incentive compensation payment being made to TTG Advisers during fiscal year 2010 based on the terms of the Advisory Agreement. During the six month period ended April 30, 2010, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.
     At October 31, 2008, the provision for estimated incentive compensation was $15,794,295. During the fiscal year ended October 31, 2009, this provision for incentive compensation was increased by a net amount of

$3,716,852 to $19,511,147. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments: U.S. Gas, Tekers, Vestal, Vitality, Summit, MVC Automotive, Dakota Growers and Velocitius by a total of $79.0 million. The provision also reflects the Valuation Committee’s determination to increase the fair value of the Ohio Medical preferred stock by approximately $5.8 million due to a PIK distribution which was treated as a return of capital. The Company also received a return of capital distribution from Turf of approximately $286,000. The net increase in the provision for incentive compensation during the fiscal year ended October 31, 2009 was a result of the Valuation Committee’s determination to decrease the fair values of 12 of the Company’s portfolio investments (Ohio Medical, Timberland, Custom Alloy, PreVisor, Amersham, Turf Products, LLC (“Turf”), Harmony Pharmacy, BP, MVC Partners, SGDA, Security Holdings, and HuaMei) by a total of $68.9 million. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK interest totaling $1.0 million. During the fiscal year ended October 31, 2009, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.
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
     FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”), codified in ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the six month period ended April 30, 2010, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS. The 2006, 2007, 2008 and 2009 federal tax years for the Company and the 2006, 2007, 2008 and 2009 federal tax years for MVCFS remain subject to examination by the IRS.
11. Dividends and Distributions to Shareholders and Share Repurchase Program
     As a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), the Company is required to distribute to its shareholders, in a timely manner, at least 90% of its investment company taxable and tax-exempt income each year. If the Company distributes, in a calendar year, at least 98% of its ordinary income for such calendar year and its capital gain net income for the 12-month period ending on October 31 of such calendar year (as well as any portion of the respective 2% balances not distributed in the previous year), it will not be subject to the 4% non-deductible federal excise tax on certain undistributed income of RICs.
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
     During the quarter ended January 31, 2010, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,890 shares of our common stock at an average price of $12.27, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.
     For the Quarter Ended April 30, 2010
     On April 16, 2010, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on April 30, 2010 to shareholders of record on April 27, 2010. The total distribution amounted to $2,915,650, including reinvested distributions.
     During the quarter ended April 30, 2010, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,315 shares of our common stock at an average price of $14.75, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.
     On April 23, 2010, the Company’s Board of Directors approved a share repurchase program authorizing up to $5 million in share repurchases. The share repurchase program has no time limit and does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. Under the share repurchase program, shares may be repurchased from time to time at prevailing market prices during the Company’s open trading periods. As of April 30, 2010, there have been no shares repurchased.
12. Segment Data
     The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc., and the financial advisory operations of its wholly-owned subsidiary, MVC Financial Services, Inc.
     The following table presents book basis segment data for the six month period ended April 30, 2010:

	MVC	MVCFS	Consolidated
Interest and dividend income	$11,455,180	$46	$11,455,226
Fee income	22,110	1,408,780	1,430,890
Other income	248,233	—	248,233
Total operating income	11,725,523	1,408,826	13,134,349

Total operating expenses	7,897,994	3,265,257	11,163,251
Less:Expense waiver by Adviser	(50,000)	—	(50,000)
Total net operating expenses	7,847,994	3,265,257	11,113,251

Net operating income (loss) before taxes	3,877,529	(1,856,431)	2,021,098

Tax expense	—	6,153	6,153
Net operating income (loss)	3,877,529	(1,862,584)	2,014,945
Net realized gain on investments and foreign currency	13,735,697	—	13,735,697
Net change in unrealized appreciation on investments	356,587	—	356,587
Net increase (decrease) in net assets resulting from operations	17,969,813	(1,862,584)	16,107,229
13. Subsequent Events
     On May 3, 2010, the Company converted its 1,065,000 preferred shares of Dakota Growers to 1,065,000 common shares of Dakota Growers. On May 6, 2010, the Company sold its shares in Dakota Growers for approximately $37.9 million, resulting in a realized gain of approximately $22.0 million. The Company no longer has an investment in Dakota Growers.
     On June 1, 2010, Octagon made a principal payment of $4.0 million on its term loan.

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
SELECTED CONSOLIDATED FINANCIAL DATA:
     Financial information for the fiscal year ended October 31, 2009 is derived from the consolidated financial statements included in the Company’s annual report on Form 10-K. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.

Selected Consolidated Financial Data

	Six Month Period Ended	Six Month Period Ended	Year Ended
	April 30,	April 30,	October 31,
	2010	2009	2009
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$11,455	$10,942	$21,755
Fee income	1,431	1,413	4,099
Other income	248	(10)	255

Total operating income	13,134	12,345	26,109

Expenses:
Incentive compensation (Note 9)	3,245	(489)	3,717
Management fee	4,922	4,904	9,843
Interest and other borrowing costs	1,288	1,826	3,128
Administrative	1,708	1,746	3,519

Total operating expenses	11,163	7,987	20,207

Expense Waiver by Adviser	(50)	—	—

Total net operating expenses	11,113	7,987	20,207

Net operating income before taxes	2,021	4,358	5,902

Tax expense (benefit), net	6	—	1,377

Net operating income	2,015	4,358	4,525

Net realized and unrealized gain (loss):
Net realized gain (loss) on investments and foreign currency	13,736	—	(25,082)
Net change in unrealized appreciation (depreciation) on investments	356	(11,313)	34,804

Net realized and unrealized gain (loss) on investments and foreign currency	14,092	(11,313)	9,722

Net increase (decrease) in net assets resulting from operations	$16,107	$(6,955)	$14,247

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$0.66	$(0.28)	$0.59
Dividends per share	$0.24	$0.24	$0.48
Balance Sheet Data:
Portfolio at value	$481,726	$478,148	$502,803
Portfolio at cost	401,360	444,257	422,794
Total assets	511,778	486,899	510,846
Shareholders’ equity	434,732	409,084	424,456
Shareholders’ equity per share (net asset value)	$17.89	$16.84	$17.47
Common shares outstanding at period end	24,297	24,297	24,297
Other Data:
Number of Investments funded in period	4	3	6
Investments funded ($) in period	$7,032	$3,918	$6,293

	2010		2009				2008
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):
Total operating income	5,336	7,798	6,354	7,410	5,757	6,588	6,246	6,804	8,081	8,896
Incentive compensation	2,225	1,020	6,756	(2,550)	(335)	(154)	1,496	3,929	3,740	1,657
Interest, fees and other borrowing costs	647	641	642	660	736	1,090	1,190	1,022	1,081	1,171
Management fee	2,467	2,455	2,560	2,379	2,421	2,483	2,510	2,276	2,185	2,018
Administrative	938	770	879	894	865	881	1,299	887	753	681
Expense Waiver by Adviser	(50)	—	—	—	—	—	—	—	—	—
Tax expense (benefit)	1	5	1,377	—	359	(359)	(830)	58	(186)	22
Net operating income (loss) before net realized and unrealized gains	(892)	2,907	(5,860)	6,027	1,711	2,647	581	(1,368)	508	3,347
Net increase (decrease) in net assets resulting from operations	8,969	7,138	27,499	(6,297)	(7,809)	854	7,357	18,623	17,158	20,813
Net increase (decrease) in net assets resulting from operations per share	0.37	0.29	1.13	(0.26)	(0.32)	0.04	0.30	0.77	0.70	0.86
Net asset value per share	17.89	17.64	17.47	16.46	16.84	17.28	17.36	17.18	16.53	15.95
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
     The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2009, the Company made six follow-on investments in existing portfolio companies, committing capital totaling approximately $6.3 million. During the six month period ended April 30, 2010, the Company made one new investment and three follow-on investments in existing portfolio companies, committing capital totaling $7.0 million.
     Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of April 30, 2010, 2.62% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.
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
OPERATING INCOME
     For the Six Month Periods Ended April 30, 2010 and 2009. Total operating income was $13.1 million for the six month period ended April 30, 2010 and $12.3 million for the six month period ended April 30, 2009, an increase of $800,000.
For the Six Month Period Ended April 30, 2010
     Total operating income was $13.1 million for the six month period ended April 30, 2010. The increase in operating income over the same period last year was primarily due to the increase in dividend income of approximately $688,000 and other income of approximately $258,000. The main components of investment income were the interest earned on loans and dividend income from portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $11.5 million in interest and dividend income from investments in portfolio companies. Of the $11.5 million recorded in interest/dividend income, approximately $3.1 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 1.2% to 17%. The Company received fee income and other income from portfolio companies and other entities totaling approximately $1.7 million.
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
OPERATING EXPENSES
     For the Six Month Periods Ended April 30, 2010 and 2009. Operating expenses were $11.2 million for the six month period ended April 30, 2010 and $8.0 million for the six month period ended April 30, 2009, an increase of approximately $3.2 million.
For the Six Month Period Ended April 30, 2010

     Operating expenses, net of the Voluntary Waiver, were $11.1 million or 5.23% of the Company’s average net assets, when annualized, for the six month period ended April 30, 2010. Significant components of operating expenses for the six month period ended April 30, 2010, included the management fee of $4.9 million, incentive compensation of $3.2 million and interest and other borrowing costs of approximately $1.3 million.
     The $3.1 million increase in the Company’s operating expenses for the six month period ended April 30, 2010 compared to the six month period ended April 30, 2009, was primarily due to the $3.7 million increase in the estimated provision for incentive compensation expense offset by the decrease of approximately $537,000 in interest and other borrowing costs. The Advisory Agreement extended the expense cap applicable to the Company for an additional two fiscal years (fiscal years 2009 and 2010) and increased the expense cap from 3.25% to 3.5%. For fiscal year 2009 and for the six month period ended April 30, 2010 annualized, the Company’s expense ratio was 3.23% and 3.10% , respectively, (taking into account the same carve outs as those applicable to the expense cap). For the 2010 fiscal year, TTG Advisers has voluntarily agreed to waive $150,000 of expenses to be reimbursed to it by the Company under the Advisory Agreement.
     Pursuant to the terms of the Advisory Agreement, during the six month period ended April 30, 2010, the provision for incentive compensation was increased by a net amount of $3,245,335 to $22,756,482. The increase in the provision for incentive compensation reflects the sale of Vitality for a realized gain of $13.9 million. The difference between the amount received from the sale and Vitality’s carrying value at October 31, 2009 was an increase of $3.0 million. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Octagon, Summit, Velocitius, LHD Europe and Dakota Growers) by a total of $18.1 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $3.3 million due to PIK distributions, which were treated as a return of capital. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of four of the Company’s portfolio investments (Amersham, BP, Ohio Medical, and SGDA) by a total of $7.7 million and the Valuation Committee determination not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling $374,000. As of April 30, 2010, the Company does not anticipate an incentive compensation payment being made to TTG Advisers during fiscal year 2010 based on the terms of the Advisory Agreement. During the six month period ended April 30, 2010, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 9 “Incentive Compensation” for more information.
For the Six Month Period Ended April 30, 2009
     Operating expenses were $8.0 million or 3.84% of the Company’s average net assets, when annualized, for the six month period ended April 30, 2009. Significant components of operating expenses for the six month period ended April 30, 2009, included the management fee of $4.9 million and interest expense and other borrowing costs of $1.8 million.
     The $5.3 million decrease in the Company’s operating expenses for the six month period ended April 30, 2009 compared to the six month period ended April 30, 2008, was primarily due to the $5.9 million decrease in the estimated provision for incentive compensation expense and the approximately $427,000 decrease in interest and other borrowing costs offset by the increase of approximately $700,000 in the management fee expense. The Advisory Agreement extended the expense cap applicable to the Company for an additional two fiscal years (fiscal years 2009 and 2010) and increased the expense cap from 3.25% to 3.5%. For fiscal year 2008 and for the six month period ended April 30, 2009 annualized, the Company’s expense ratio was 2.93% and 3.20% , respectively, (taking into account the same carve outs as those applicable to the expense cap).
     Pursuant to the terms of the Advisory Agreement, during the six month period ended April 30, 2009, the provision for incentive compensation was decreased by a net amount of $489,186 to $15,305,109. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (U.S. Gas, Tekers, SGDA, Velocitius, and Dakota Growers) by a total of $18.7 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $2.8 million due to a PIK distribution, which was treated as a return of capital. The net decrease reflects the Valuation Committee’s determination to decrease the fair values of seven of the Company’s portfolio investments (Timberland, Amersham, Turf, PreVisor, Ohio Medical, Custom Alloy and BP) by a total of $27.1 million and the Valuation Committee determination not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK interest totaling $544,000. During the six month period ended April 30, 2009, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 9 “Incentive Compensation” for more information.
REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES
     For the Six Month Periods Ended April 30, 2010 and 2009. Net realized gains for the six month period ended April 30, 2010 were $13.7 million. Net realized gains for the six month period ended April 30, 2009 were immaterial.
For the Six Month Period Ended April 30, 2010
     Net realized gains for the six month period ended April 30, 2010 were $13.7 million. The significant component of the Company’s net realized gains for the six month period ended April 30, 2010 was primarily the gain on the sale of Vitality common stock and warrants and the sale of Phoenix Coal common stock.
     On December 29, 2010, the Company sold the common stock, preferred stock and warrants of Vitality. The amount received from the sale of the 556,472 common shares was approximately $10.0 million, for the 1 million preferred shares was approximately $14.0 million, and for the 1 million warrants was approximately $3.8 million. As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. On March 9, 2010, the Company received its first scheduled disbursement from the Vitality escrow totaling approximately $522,000. There were no claims against the escrow, so 100% of the expected proceeds of the first scheduled disbursement were released. At the same time, the Company received its portion of a working capital adjustment paid to Vitality. The Company’s share of the proceeds from the working capital adjustment totaled approximately $471,000 and was recorded as additional long-term capital gain. The total proceeds received from the escrow disbursement and working capital adjustment was approximately $993,000. The value of the escrow was increased by $150,000 by the Valuation Committee during the six month period ended April 30, 2010. This escrow is currently valued at approximately $1.9 million on the Company’s balance sheet as of April 30, 2010. Total amount received from the sale as of April 30, 2010 was approximately $30.6 million resulting in a realized gain of approximately $13.9 million, which was treated as a long-term capital gain. This escrow is currently valued at approximately $1.9 million on the Company’s balance sheet.
     During the six month period ended April 30, 2010, the Company sold the remaining 666,667 shares of Phoenix Coal common stock. The total amount received from the sale net of commission was approximately $295,000, approximately $68,000 above the carrying value at January 31, 2010, resulting in a realized loss of approximately $205,000.
For the Six Month Period Ended April 30, 2009
There were no material net realized losses or gains for the six month period ended April 30, 2009.
UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES
     For the Six Month Periods Ended April 30, 2010 and 2009. The Company had a net change in unrealized appreciation on portfolio investments of approximately $357,000 for the six month period ended April 30, 2010 and a net change in unrealized depreciation on portfolio investments of approximately $11.3 million for the six month period ended April 30, 2009, an increase of approximately $11.7 million.
For the Six Month Period Ended April 30, 2010

     The Company had a net change in unrealized appreciation on portfolio investments of approximately $357,000 for the six month period ended April 30, 2010. The change in unrealized appreciation on investment transactions for the six month period ended April 30, 2010, primarily resulted from the increase in unrealized depreciation reclassification from unrealized to realized, caused by the sale of Vitality, of approximately $11.3 million. The other components in the change in unrealized appreciation are the Valuation Committee’s decision to increase the fair value of the Company’s investments in Dakota Growers common stock by approximately $3.4 million and preferred stock by approximately $3.6 million, Octagon equity interest by $1.5 million, Summit common stock by $9.0 million, Velocitius equity interest by $400,000, and LHD Europe series A common stock by approximately $166,000 and series B common Stock by approximately $58,000. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $3.3 million due to PIK distributions which were treated as a return of capital. The Valuation Committee also decreased the fair value of Ohio Medical common stock by $1.3 million, SGDA preferred equity by $2.4 million, Vendio preferred stock by approximately $1.9 million and common stock by $5,500, BP second lien loan by approximately $1.6 million, and the Amersham second lien notes by $2.4 million. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling approximately $374,000.
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
PORTFOLIO INVESTMENTS
     For the Six Month Period Ended April 30, 2010 and the Year Ended October 31, 2009. The cost of the portfolio investments held by the Company at April 30, 2010 and at October 31, 2009 was $401.4 million and $422.8 million, respectively, a decrease of $21.4 million. The aggregate fair value of portfolio investments at April 30, 2010 and at October 31, 2009 was $481.7 million and $502.8 million, respectively, a decrease of $21.1 million. The Company held cash and cash equivalents at April 30, 2010 and at October 31, 2009 of $21.3 million and $1.0 million, respectively, an increase of approximately $20.3 million.
For the Six Month Period Ended April 30, 2010
     During the six month period ended April 30, 2010, the Company made one new investment committing no capital. The investment was made in Integrated Packaging Corporation (“IPC”) in the form of a warrant. The Company received the warrant in exchange for services provided to a new investor in IPC.
     During the six month period ended April 30, 2010, the Company made three follow-on investments in existing portfolio companies committing capital totaling $7.0 million. On January 4, 2010, the Company loaned

$800,000 to Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”) in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. As of April 30, 2010, the $800,000 demand note was outstanding. On March 12, 2010, the Company invested $4.5 million and $1.7 million in SGDA Europe B.V. (“SGDA Europe”) and Security Holdings B.V. (“Security Holdings”), respectively, in the form of equity interest.
     At October 31, 2009, the balance of the secured revolving note provided to Marine Exhibition Corporation (“Marine”) was $900,000. Net borrowings during the six month period ended April 30, 2010 were $1.1 million resulting in a balance of $2.0 million at such date.
     On December 29, 2009, the Company sold the common stock, preferred stock and warrants of Vitality Foodservice Holding Corp. (“Vitality”). The amount received from the sale of the 556,472 common shares was approximately $10.0 million, for the 1 million preferred shares was approximately $14.0 million, and for the 1 million warrants was approximately $3.8 million. As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. On March 9, 2010, the Company received its first scheduled disbursement from the Vitality escrow totaling approximately $522,000. There were no claims against the escrow so 100% of the expected proceeds of the first scheduled disbursement were released. At the same time, the Company received its portion of a working capital adjustment paid to Vitality. The Company’s share of the proceeds from the working capital adjustment totaled approximately $471,000 and was recorded as additional long-term capital gain. The total proceeds received from the escrow disbursement and working capital adjustment was approximately $993,000. The value of the escrow was increased by $150,000 by the Valuation Committee during the quarter ended April 30, 2010. This escrow is currently valued at approximately $1.9 million on the Company’s balance sheet as of April 30, 2010. Total amount received from the sale as of April 30, 2010 was approximately $30.6 million resulting in a realized gain of approximately $13.9 million, which was treated as a long-term capital gain. Prior to the sale of Vitality on December 29, 2009, Vitality’s European operations (which were not acquired by the buyer) were distributed to Vitality’s shareholders on a pro-rata basis. The Company received 960 shares of Series A common stock and 334 shares of convertible Series B common stock in LHD Europe Holding Inc. (“LHD Europe”) as part of this transaction. At April 30, 2010, the Series A common stock had a fair value of approximately $332,000 and the convertible Series B common stock had a fair value of approximately $118,000.
     On December 31, 2009 and March 31, 2010, Total Safety U.S., Inc. (“Total Safety”) made principal payments of $2,500 on each date on its first lien loan. The balance of the first lien loan as of April 30, 2010 was $967,500.
     On December 31, 2009 and April 7, 2010, Marine made principal payments of $625,000 on each date on its senior subordinated loan. The balance of the loan as of April 30, 2010 was $9.7 million.
     On December 31, 2009 and March 31, 2010, SP made principal payments of approximately $19,000 and $20,000, respectively, on its first lien loan. The balance of the first lien loan as of April 30, 2010, was approximately $862,000.
     On March 10, 2010, the Company announced that its portfolio company, Dakota Growers had signed a definitive merger agreement with Viterra Inc. (TSX: VT) (“Viterra”), Canada’s leading agri-business that provides premium quality ingredients to leading global food manufacturers, under which Dakota Growers would be acquired by a subsidiary of Viterra for approximately $240 million in cash. Under the terms of the agreement, Viterra would commence a tender offer to acquire all of the outstanding shares of Dakota Growers’ common stock at a price of $18.28 per share resulting in anticipated proceeds of approximately $38.0 million. At April 30, 2010, the fair value of the Company’s investment in Dakota Growers was $37.8 million. The acquisition is expected to close shortly after completion of a tender of a majority (50.1%) of the outstanding shares of Dakota Growers common stock, the receipt of various regulatory approvals and the satisfaction of other customary closing conditions and contingencies. Please see Note 13 “Subsequent Events” for more information.
     On March 16, 2010, the Company contributed its common and preferred equity interest in SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH (“SGDA”) to SGDA Europe to achieve operating efficiencies. The Company has 99.99% economic ownership in SGDA Europe. The fair value of SGDA Europe’s equity interest increased by approximately $4.2 million and the cost basis was increased by $5.0 million as a result of this cashless transaction. There was no gain or loss to the Company from this transaction. The fair value of SGDA Europe’s equity interest at April 30, 2010 was $16.2 million.
     During the six month period ended April 30, 2010, Amersham Corporation (“Amersham”) made principal payments of $375,000, repaying its senior secured loan in full, including all accrued interest.
     During the six month period ended April 30, 2010, the Company received approximately $53,000 in principal payments on the term loan provided to Storage Canada, LLC (“Storage Canada”). The balance of the term loan at April 30, 2010 was approximately $1.1 million.
     During the six month period ended April 30, 2010, Innovative Brands, LLC (“Innovative Brands”) made principal payments of approximately $10.4 million on its term loan, repaying the term loan in full including all accrued interest.
     During the six month period ended April 30, 2010, the Company sold the remaining 666,667 shares of Phoenix Coal Corporation (“Phoenix Coal”) common stock. The total amount received from the sale net of commission was approximately $295,000, resulting in a realized loss of approximately $205,000.
     During the six month period ended April 30, 2010, Henry Company made principal payments of approximately $1.7 million and $2.0 million on its term loan A and term loan B, respectively, repaying the term loans in full including all accrued interest.
     On July 31, 2009, the Company sponsored U.S. Gas & Electric, Inc. (“U.S. Gas”) in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company has earned one-time fee income of approximately $1.2 million and will be recognizing an additional $1.3 million in fee income over the life of the guarantee. As of April 30, 2010, the cash collateral has been released as the letter of credit has expired.
     During the quarter ended January 31, 2010, the Valuation Committee increased the fair value of the Company’s investments in Dakota Growers common stock by approximately $2.4 million and preferred stock by approximately $2.6 million, Octagon Credit Investors, LLC (“Octagon”) equity interest by $1.0 million, Summit Research Labs, Inc. (“Summit”) common stock by $2.0 million, Velocitius B.V. (“Velocitius”) equity interest by $1.0 million, and LHD Europe series A common stock by approximately $166,000 and series B common Stock by approximately $58,000. In addition, increases in the cost basis and fair value of the loans to GDC Acquisition, LLC (“GDC”), Custom Alloy Corporation (“Custom Alloy”), SP, Marine, Turf Products, LLC (“Turf”), BP Clothing, LLC (“BP”), Summit, and U.S. Gas and the Marine and Vitality preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $1,752,454. The Valuation Committee also increased the fair value of the Ohio Medical Corporation (“Ohio Medical”) preferred stock by approximately $1.6 million due to a PIK distribution which was treated as a return of capital. Also, during the quarter ended January 31, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $89,000. The Valuation Committee also decreased the fair value of the Company’s investments in Amersham Corporation (“Amersham”) second lien notes by $2.4 million, BP second lien loan by $1.6 million, Ohio Medical common stock by $1.3 million, SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH (“SGDA”) preferred equity interest by approximately $2.4 million, and Vendio Services, Inc. (“Vendio”) preferred stock by approximately $746,000 and common stock by $3,600 during the quarter ended January 31, 2010.

The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling approximately $186,000.
     During the quarter ended April 30, 2010, the Valuation Committee increased the fair value of the Company’s investments in Dakota Growers common stock by approximately $1.0 million and preferred stock by approximately $1.0 million, Octagon equity interest by $500,000 and Summit common stock by $7.0 million. In addition, increases in the cost basis and fair value of the loans to GDC, Custom Alloy, SP, Marine, Turf, BP, Summit, and U.S. Gas and the Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $1,343,814. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.7 million due to a PIK distribution which was treated as a return of capital. Also, during the quarter ended April 30, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $62,000. The Valuation Committee also decreased the fair value of the Company’s investments in Velocitius equity interest by $600,000 and Vendio preferred stock by approximately $1.1 million and common stock by $1,900 during the quarter ended April 30, 2010. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling approximately $188,000.
     During the six month period ended April 30, 2010, the Valuation Committee increased the fair value of the Company’s investments in Dakota Growers common stock by approximately $3.4 million and preferred stock by approximately $3.6 million, Octagon equity interest by $1.5 million, Summit common stock by $9.0 million, Velocitius equity interest by $400,000, and LHD Europe series A common stock by approximately $166,000 and series B common Stock by approximately $58,000. In addition, increases in the cost basis and fair value of the loans to GDC, Custom Alloy, SP, Marine, Turf, BP, Summit, and U.S. Gas and the Marine and Vitality preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $3,096,268. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $3.3 million due to PIK distributions which were treated as a return of capital. Also, during the six month period ended April 30, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $151,000. The Valuation Committee also decreased the fair value of the Company’s investments in Amersham second lien notes by $2.4 million, BP second lien loan by $1.6 million, Ohio Medical common stock by $1.3 million, SGDA preferred equity interest by approximately $2.4 million, and Vendio preferred stock by approximately $1.9 million and common stock by $5,500 during the six month period ended April 30, 2010. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling approximately $374,000.
     At April 30, 2010, the fair value of all portfolio investments, exclusive of short-term securities, was $481.7 million with a cost basis of $401.4 million. At April 30, 2010, the fair value and cost basis of portfolio investments of the Legacy Investments was $13.4 million and $48.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $468.3 million and $352.5 million, respectively. At October 31, 2009, the fair value of all portfolio investments, exclusive of short-term securities, was $502.8 million, with a cost basis of $422.8 million. At October 31, 2009, the fair value and cost basis of the Legacy Investments was $15.3 million and $48.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $487.5 million and $373.9 million, respectively.
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
Portfolio Companies
     During the six month period ended April 30, 2010, the Company had investments in the following portfolio companies:
Actelis Networks, Inc.
     Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.
     At October 31, 2009 and April 30, 2010, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been fair valued at $0.
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
     During the six month period ended April 30, 2010, Amersham made principal payments of $375,000, repaying its senior secured loan in full, including all accrued interest.
     During the six month period ended April 30, 2010, the Valuation Committee decreased the combined fair value of the $2.5 million note and the $3.1 million note by approximately $2.4 million to a combined fair value of $0.
     At April 30, 2010, the notes had a combined outstanding balance and cost of $6.4 million and a combined fair value of $0. The increase in the outstanding balance and cost of the loan is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest. The Company has reserved in full against the interest accrued on the $2.5 million and $3.9 million note.
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
     During the six month period ended April 30, 2010, the Valuation Committee decreased the fair value of the second lien loan by approximately $1.6 million.
     At April 30, 2010, the loans had a combined cost basis and fair value of $23.0 million and $19.8 million, respectively. The increase in the outstanding balance, cost and fair value of the loans is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     At April 30, 2010, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost and fair value of $44,000 and the 1,991 shares of convertible series B preferred stock had a cost and fair value of approximately $10.0 million. The unsecured subordinated loan had an outstanding balance of $13.1 million, a cost of $12.9 million and a fair value of $13.1 million. The increase in the cost basis of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     On March 10, 2010, the Company announced that its portfolio company, Dakota Growers had signed a definitive merger agreement with Viterra Inc. (TSX: VT) (“Viterra”), Canada’s leading agri-business that provides premium quality ingredients to leading global food manufacturers, under which Dakota Growers would be acquired by a subsidiary of Viterra for approximately $240 million in cash. Under the terms of the agreement, Viterra would commence a tender offer to acquire all of the outstanding shares of Dakota Growers’ common stock at a price of $18.28 per share resulting in anticipated proceeds of approximately $38.0 million. At April 30, 2010, the fair value of the Company’s investment in Dakota Growers was $37.8 million. The acquisition is expected to close shortly after completion of a tender of a majority (50.1%) of the outstanding shares of Dakota Growers common stock, the receipt of various regulatory approvals and the satisfaction of other customary closing conditions and contingencies.
     During the six month period ended April 30, 2010, the Valuation Committee increased the fair value of the preferred stock by approximately $3.6 million and the common stock by approximately $3.4 million.

     At April 30, 2010, the Company’s investment in Dakota Growers consisted of 1,016,195 shares of common stock with a cost of $5.5 million and a fair value of $18.5 million and 1,065,000 shares of convertible preferred stock with a cost of $10.4 million and a fair value of $19.3 million.
     Michael Tokarz, Chairman of the Company, serves as a director of Dakota Growers.
     Please see “Subsequent Events” below for subsequent events related to Dakota Growers.
DPHI, Inc. (formerly DataPlay, Inc.)
     DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.
     At October 31, 2009 and April 30, 2010, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.
Foliofn, Inc.
     Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.
     At October 31, 2009 and April 30, 2010, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $10.8 million.
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
     At April 30, 2010, the loan had an outstanding balance and cost of $3.2 million. The loan was fair valued at $3.2 million. The warrant was fair valued at $0. The increase in the outstanding balance, cost and fair value of the loan is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     During the six month period ended April 30, 2010, the Company loaned $800,000 to Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. As of April 30, 2010, the $800,000 demand note was outstanding.
     During the six month period ended April 30, 2010, the Company extended the maturity date of the revolving credit facility from April 30, 2010 to December 31, 2010.
     At April 30, 2010, the Company’s equity investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and a fair value of $0. The revolving credit facility had an outstanding balance of $5.0 million, a cost of $5.0 million, and a fair value of $4.0 million. The demand notes had a total outstanding balance of $7.5 million with a cost and fair value of $7.5 million. The increase in the outstanding balance and cost basis of the revolving credit facility is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest. The Company has reserved in full against the interest accrued on the revolving credit facility and the demand notes.
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
     During the six month period ended April 30, 2010, Henry Company made principal payments of approximately $1.7 million and $2.0 million on its term loan A and term loan B, respectively, repaying the term loans in full including all accrued interest.
     At April 30, 2010, the Company no longer held an investment in Henry.
HuaMei Capital Company, Inc.
     HuaMei, San Francisco, California, is a Chinese-American, cross border investment bank and advisory company.
     At October 31, 2009 and April 30, 2010, the Company’s investment in HuaMei consisted of 500 shares of common stock with a cost of $2.0 million and fair value of $1.5 million.
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
     During the six month period ended April 30, 2010, Innovative Brands made principal payments of approximately $10.4 million on its term loan, repaying the term loan in full including all accrued interest.
     At April 30, 2010, the Company no longer held an investment in Innovative.
Integrated Packaging Corporation
     IPC, New Brunswick, New Jersey, is a manufacturer of corrugated boxes and packaging material.
     On April 2, 2010, the Company made an investment in IPC in the form of a warrant. The Company received the warrant in exchange for services provided to a new investor in IPC.
     At April 30, 2010, the Company’s investment in IPC had no cost basis and has been fair valued at $0.
LHD Europe Holding Inc.
     LHD Europe, incorporated in Delaware, processes and markets dispensed and non-dispensed juices and frozen concentrate liquid coffee to the foodservice industry in Europe.
     On December 28, 2009, the Company sold the North American assets of Vitality. Prior to the sale of Vitality, Vitality’s European operations (which were not acquired by the buyer) were distributed to Vitality’s shareholders on a pro-rata basis. The Company received 960 shares of Series A common stock and 334 shares of convertible Series B common stock in LHD Europe as part of this transaction. These assets included the assets associated with the joint venture with Juice House.
     On January 21, 2010, the Company sold the common stock of LHD Europe to Juice House, Inc. As of April 30, 2010, the proceeds of the sale of LHD Europe have not been distributed.
     During the six month period ended April 30, 2010, the Valuation Committee increased the fair value of the convertible Series A common stock by approximately $166,000 and the convertible Series B common stock by approximately $59,000.
     At April 30, 2010, the convertible Series A common stock had a cost basis of approximately $166,000 and a fair value of approximately $332,000 and the convertible Series B common stock had a cost basis of approximately $59,000 and a fair value of approximately $118,000.
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
     At October 31, 2009 and April 30, 2010, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.
Mainstream Data, Inc.
     Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.
     At October 31, 2009 and April 30, 2010, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.
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
     On December 31, 2009 and April 7, 2010, Marine made principal payments of $625,000 on each date on its senior subordinated loan.
     Net borrowings on the secured revolving note during the six month period ended April 30, 2010 were $1.1 million.
     At April 30, 2010, the Company’s senior secured loan had an outstanding balance, a cost basis and a fair value of $9.7 million. The secured revolving note had an outstanding balance, cost and fair value of $2.0 million. The preferred stock had a cost and fair value of $2.7 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.

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
     During the six month period ended April 30, 2010, the maturity date on the bridge loan was extended to December 31, 2010.
     At April 30, 2010, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $34.7 million and a fair value of $46.5 million. The bridge loan had a cost and fair value of $3.6 million. The mortgage guarantees for MVC Automotive were equivalent to approximately $15.7 million at April 30, 2010. These guarantees were taken into account in the valuation of MVC Automotive.
     Michael Tokarz, Chairman of the Company, and Christopher Sullivan, a representative of the Company, serve as directors of MVC Automotive.
MVC Partners LLC
     MVC Partners, Purchase, New York, a wholly-owned portfolio company, is a private equity firm established primarily to serve as the general partner, managing member or anchor investor of private or other investment vehicles.
     At October 31, 2009 and April 30, 2010, the Company’s equity investment in MVC Partners had a cost basis of approximately $1.4 million and fair value of approximately $1.1 million.
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
     During the six month period ended April 30, 2010, the Valuation Committee increased the fair value of the equity investment by $1.5 million.
     During the six month period ended April 30, 2010, the cost basis of the equity investment was increased by approximately $151,000 because of an allocation in flow through income.
     At April 30, 2010, the term loan had an outstanding balance of $5.0 million with a cost of approximately $5.0 million. The loan was fair valued at $5.0 million. The increase in cost basis of the loan is due to the amortization of loan origination fees. The increase was approved by the Company’s Valuation Committee. The revolving line of credit did not have an outstanding balance as of April 30, 2010.
     At April 30, 2010, the equity investment had a cost basis of approximately $1.4 million and a fair value of $4.4 million.
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
     During the six month period ended April 30, 2010, the Valuation Committee decreased the fair value of the common stock by $1.3 million.

     At April 30, 2010, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis and fair value of $17.0 million and $7.8 million, respectively, and 13,756 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $43.3 million. The increase in the fair value of the convertible preferred stock of $3.3 million is due to PIK distributions which were treated as a return of capital. This increase was approved by the Company’s Valuation Committee.
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
     During the six month period ended April 30, 2010, the Company sold the remaining 666,667 shares of Phoenix Coal common stock. The total amount received from the sale net of commission was approximately $295,000, resulting in a realized loss of approximately $205,000. Over the life of the investment, there was a combined realized gain on the sale of Phoenix Coal common stock of approximately $293,000.
     At April 30, 2010, the Company no longer held an investment in Phoenix Coal.
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
     At October 31, 2009 and April 30, 2010, the common stock had a cost basis and fair value of $6.0 million and $7.0 million, respectively.
SafeStone Technologies Limited (formerly Safestone Technologies PLC)
     SafeStone Limited, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.
     At October 31, 2009 and April 30, 2010, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.
Security Holdings, B.V.
     Security Holdings is an Amsterdam-based holding company that owns FIMA, a Lithuanian security and engineering solutions company.
     At October 31, 2009, the Company’s investment in Security Holdings had a cost of $28.2 million and a fair value of $10.0 million.
     On March 12, 2010, the Company invested $1.7 million in Security Holdings in the form of equity interest

     At April 30, 2010, the Company’s investment in Security Holdings had a cost of $29.9 million and a fair value of $11.7 million.
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
     On March 12, 2010, the Company invested $4.5 million in SGDA Europe in the form of equity interest.
     On March 16, 2010, the Company contributed its common and preferred equity interest in SGDA to SGDA Europe to achieve operating efficiencies. The Company owns 99.99% of the economic ownership in SGDA Europe. The fair value of SGDA Europe’s equity interest increased by approximately $4.2 million and the cost basis was increased by $5.0 million as a result of this cashless transaction. There was no gain or loss to the Company from this transaction.
     At April 30, 2010, the Company’s equity investment had a cost basis of $17.4 million and a fair value of $16.2 million. The senior secured loan had an outstanding balance, cost and fair value of $1.5 million.
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
     During the six month period ended April 30, 2010, the Valuation Committee determined to decrease the fair value of the Company’s preferred equity interest by $2.4 million.
     On March 16, 2010, the Company contributed its common and preferred equity interest in SGDA to SGDA Europe to achieve operating efficiencies. SGDA Europe is 99.99% owned by the Company. The fair value of SGDA Europe’s equity interest increased by approximately $4.2 million and the cost basis was increased by $5.0 million as a result of this cashless transaction. There was no gain or loss to the Company from this transaction.
     At April 30, 2010, the term loan had an outstanding balance of $6.2 million with a cost of $6.2 million. The term loan was fair valued at $6.2 million.
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
     At April 30, 2010, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of $3.8 million. The guarantee for Tekers was equivalent to approximately $1.9 million at April 30, 2010. These guarantees were taken into account in the valuation of Tekers.

Sonexis, Inc.
     Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.
     At October 31, 2009 and April 30, 2010, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been fair valued at $0.
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
     On December 31, 2009 and March 31, 2010, SP made principal payments of approximately $19,000 and $20,000, respectively, on its first lien loan. The balance of the first lien loan as of April 30, 2010, was approximately $862,000.
     At April 30, 2010, the first lien loan and the second lien loan had outstanding balances of approximately $862,000 and $25.8 million, respectively, with a cost basis of approximately $665,000 and $25.5 million, respectively. The first lien loan and second loan had fair values of approximately $862,000 and $25.8 million, respectively. The increase in cost and fair value of the second lien loan is due to the amortization of loan origination fees and to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     During the six month period ended April 30, 2010, the Company received approximately $53,000 in principal payments on the term loan provided to Storage Canada.
     At April 30, 2010, the Company’s investment in Storage Canada had an outstanding balance of $1.1 million and a cost basis and fair value of $1.1 million.
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
     During the six month period ended April 30, 2010, the Valuation Committee increased the fair value of the common stock by $9.0 million.
     At April 30, 2010, the Company’s second lien loan had an outstanding balance of $9.9 million with a cost of $9.8 million. The second lien loan was fair valued at $9.9 million. The 1,115 shares of common stock were fair valued at $47.0 million and had a cost basis of $16.0 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

     Shivani Khurana, a representative of the Company, serves as a director of Summit.
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
     On December 31, 2009 and March 31, 2010, Total Safety made principal payments of $2,500 on its first lien loan on each date.
     During the six month period ended April 30, 2010, the interest rate on the first lien loan was increased to LIBOR, with a 2.0% floor, plus 4.25%.
     At April 30, 2010, the loans had a combined outstanding balance and cost basis of $4.5 million. The loan assignments were fair valued at $4.4 million.
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
     At April 30, 2010, the mezzanine loan had an outstanding balance, cost basis and a fair value of $8.3 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The junior revolving note had an outstanding balance and fair value of $1.0 million. The membership interest has a cost of $3.5 million and a fair value of $3.2 million. The warrant was fair valued at $0.
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
     On March 31, 2010, U.S. Gas refinanced its senior credit facility with another lender. As a result of the refinancing, the $10 million guarantee to Amzak Capital Management, LLC for the senior credit facility has been released. At April 30, 2010, the revolving senior credit facility was no longer a commitment of the Company.
     At April 30, 2010, the second lien loan had an outstanding balance of $8.5 million with a cost of $8.4 million and a fair value of $8.5 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The convertible Series I preferred stock had a fair value of $58.9 million and a cost of $500,000, and the convertible Series J preferred stock had a fair value of $1.9 million and a cost of $0. The guarantee for U.S. Gas at April 30, 2010, was $10 million. This guarantee was taken into account in the valuation of U.S. Gas.
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
     During the six month period ended April 30, 2010, the Valuation Committee increased the fair value of the Company’s equity investment by $400,000.
     At April 30, 2010, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $23.6 million and Line II expired.
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
     During the six month period ended April 30, 2010, the Valuation Committee decreased the fair value of the preferred stock by approximately $1.9 million and the common stock by $5,500.
     At April 30, 2010, the Company’s investments in Vendio consisted of 10,476 shares of common stock and 6,443,188 shares of Series A preferred stock at a total cost of $6.6 million. The investments were fair valued at $2.6 million, $4,220 for the common stock and approximately $2.6 million for the Series A preferred stock.
     Bruce Shewmaker, an officer of the Company, serves as a director of Vendio.
Vestal Manufacturing Enterprises, Inc.
     Vestal, Sweetwater, Tennessee, is a market leader for steel fabricated products to brick and masonry segments of the construction industry. Vestal manufactures and sells both cast iron and fabricated steel specialty products used in the construction of single-family homes.
     At October 31, 2009 and April 30, 2010, the senior subordinated promissory note, which bears annual interest at 12% and matures on April 29, 2011, had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were fair valued at $1.6 million.
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
     On December 29, 2009, the Company sold the common stock, preferred stock and warrants of Vitality. The amount received from the sale of the 556,472 common shares was approximately $10.0 million, for the 1 million preferred shares was approximately $14.0 million, and for the 1 million warrants were approximately $3.8 million. As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. On March 9, 2010, the Company received its first scheduled disbursement from the Vitality escrow totaling approximately $522,000. There were no claims against the escrow so 100% of the expected proceeds of the first scheduled disbursement were released. At the same time, the Company received its portion of a working capital adjustment paid to Vitality. The Company’s share of the proceeds from the working capital adjustment totaled approximately $471,000 and was recorded as additional long-term capital gain. The total proceeds received from the escrow disbursement and working capital adjustment was approximately $993,000. The value of the escrow was increased by $150,000 by the Valuation Committee during the six month period ended April 30, 2010. This escrow is currently valued at approximately $1.9 million on the Company’s balance sheet as of April 30, 2010. Total amount received from the sale as of April 30, 2010 was approximately $30.6 million resulting in a realized gain of approximately $13.9 million, which was treated as a long-term capital gain.
     At April 30, 2010, the Company no longer held an investment in Vitality.
WBS Carbons Acquisitions Corp.
     WBS, Middletown, New York, is a manufacturer of antiperspirant actives and water treatment chemicals.
     At October 31, 2009 and April 30, 2010, the bridge loan had an outstanding balance, cost and fair value of $1.8 million. The bridge loan bears annual interest at 6% and matures on December 30, 2011.
Liquidity and Capital Resources
     At April 30, 2010, the Company had investments in portfolio companies totaling $481.7 million. Also, at April 30, 2010, the Company had cash equivalents totaling approximately $21.3 million. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.
     During the six month period ended April 30, 2010, the Company made one new investment committing no capital. The investment was made in IPC in the form of a warrant. The Company received the warrant in exchange for services provided to a new investor in IPC.
     During the six month period ended April 30, 2010, the Company made three follow-on investments in existing portfolio companies committing capital totaling $7.0 million. On January 4, 2010, the Company loaned $800,000 to Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. As of April 30, 2010, the $800,000 demand note was outstanding. On March 12, 2010, the Company invested $4.5 million and $1.7 million in SGDA Europe and Security Holdings, respectively, in the form of equity interest.
     Current balance sheet resources, which include the additional cash resources from Credit Facility I, are believed to be sufficient to finance current commitments. Current commitments include:
     Commitments to/for Portfolio Companies:

     At April 30, 2010, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.
Amount Funded at
Portfolio Company	Amount Committed	April 30, 2010
Marine Revolving Loan Facility	$2.0 million	$2.0 million
Octagon Revolving Credit Facility	$7.0 million	—
Harmony Pharmacy Revolving Credit Facility	$4.0 million	$4.0 million
Tekers Guarantee	$1.9 million	—
MVC Automotive Guarantee	$8.6 million	—
MVC Automotive Guarantee	$5.3 million	—
Turf Junior Revolver	$1.0 million	$1.0 million
MVC Automotive Guarantee	$1.8 million	—
U.S. Gas Guarantee	$10.0 million	—
Total	$41.6 million	$7.0 million
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. As of October 31, 2009, the outstanding balance of the secured revolving loan facility was $900,000. Net borrowings during the six month period ended April 30, 2010 were $1.1 million, resulting in a balance of $2.0 million at such date.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2009 and April 30, 2010, there was no balance outstanding.
     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The maturity date of the revolving credit facility was extended to December 31, 2010. At October 31, 2009 and April 30, 2010, the outstanding balance of the revolving credit facility was $4.0 million.
     On May 1, 2007, the Company provided Velocitius a $650,000 revolving line of credit. The revolving line of credit expired on April 30, 2010 and had an annual interest at 8%. At April 30, 2010, the revolving line of credit was no longer a commitment of the Company.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $1.9 million at April 30, 2010.
     On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility to U.S. Gas. The revolving senior credit facility had an annual interest at LIBOR plus 6% or Prime plus 4.5%, which is at U.S. Gas’ discretion. The balance of the senior credit facility at October 31, 2008 was approximately $12.2 million. Net repayments during fiscal year 2009 on the senior credit facility were approximately $12.2 million, resulting in a zero balance at October 22, 2009. On October 22, 2009, the Company participated the revolving credit facility to Amzak Capital Management, LLC. The Company agreed to guarantee the $10 million credit facility under certain circumstances related to an event of default. On March 31, 2010, U.S. Gas refinanced its senior credit facility with another lender. As a result of the refinancing, the $10 million guarantee to Amzak Capital Management, LLC for the senior credit facility has been released. At October 31, 2009 and April 30, 2010, the revolving senior credit facility was no longer a commitment of the Company.

     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $8.6 million at April 30, 2010.
     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.3 million at April 30, 2010) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2009 and April 30, 2010, the outstanding balance of the secured junior revolving note was $1.0 million.
     On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruna (“CZK”) mortgage for MVC Automotive, equivalent to approximately $1.8 million at April 30, 2010.
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
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (“Credit Facility I”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2009, there was $50.0 million in term debt and $12.3 million in revolving credit on Credit Facility I outstanding. The Company made net repayments of $12.3 million on the revolving credit portion of Credit Facility I during the period November 1, 2009 to April 13, 2010. On April 13, 2010, the Company renewed Credit Facility I with Guggenheim for three years. Credit Facility I will now only consist of a $50.0 million term loan, which will expire on April 27, 2013, at which time the outstanding amount under Credit Facility I will be due and payable. As of April 30, 2010, there was $50.0 million outstanding on Credit Facility I. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a 1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing Credit Facility I. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. Please see the Item 3 Risk Factor, “We may be unable to meet our covenant obligations under our credit facility, which could adversely affect our business,” for a risk factor relating to the Company’s credit facility.
     On April 24, 2008, the Company entered into a two-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). There was no amount outstanding on Credit

Facility II as of October 31, 2009 and on the maturity date of April 24, 2010. Credit Facility II was not renewed. Credit Facility II provided financing to the Company in addition to the Company’s existing Credit Facility I with Guggenheim. Proceeds from borrowings made under Credit Facility II were used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bore interest at LIBOR plus 50 basis points. In addition, the Company was also subject to an annual utilization fee of 25 basis points for the amount of Credit Facility II that was outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs were amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet included the unamortized portion of these costs. Borrowings under Credit Facility II were secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities whose purchase was approved by BB&T.
     The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.
Subsequent Events
     On May 3, 2010, the Company converted its 1,065,000 preferred shares of Dakota Growers to 1,065,000 common shares of Dakota Growers. On May 6, 2010, the Company sold its shares in Dakota Growers for approximately $37.9 million, resulting in a realized gain of approximately $22.0 million. The Company no longer has an investment in Dakota Growers.
     On June 1, 2010, Octagon made a principal payment of $4.0 million on its term loan.

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
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments, which represent approximately 94.13% of the Company’s total assets at April 30, 2010. As discussed in Note 6 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.
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

     At April 30, 2010, approximately 94.13% of our total assets represented portfolio investments recorded at fair value.
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
     During the fiscal year ended October 31, 2009, conditions in the public debt and equity markets deteriorated and pricing levels continued to decline. As a result, depending on market conditions, we could incur substantial realized losses and suffer unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations. In addition, the global financial markets have not fully recovered from the global financial crisis and the economic factors which gave rise to the crisis. The continuation of current global market conditions, uncertainty or further deterioration could result in further declines in the market values of the Company investments. Such declines could also lead to diminished investment opportunities for the Company, prevent the Company from successfully executing its investment strategies or require the Company to dispose of investments at a loss while such adverse market conditions prevail.

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
     Our investment strategy has resulted in some investments in debt or equity of foreign companies (subject to applicable limits prescribed by the 1940 Act). Investing in foreign companies can expose us to additional risks not typically associated with investing in U.S. companies. These risks include exchange rates, changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. A portion of our investments are located in countries that use the euro as their official currency. The USD/euro exchange rate, like foreign exchange rates in general, can be volatile and difficult to predict. This volatility could materially and adversely affect the value of the Company’s shares.
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
Complying with the RIC requirements causes us to forego otherwise attractive opportunities.
     In order to qualify as a RIC for U.S. federal income tax purposes, we must satisfy tests concerning the sources of our income, the nature and diversification of our assets and the amounts we distribute to our shareholders. We may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualification as a RIC. In particular, to qualify as a RIC, at least 50% of our assets must be in the form of cash and cash items, Government securities, securities of other RICs, and other securities that represent not more than 5% of our total assets and not more than 10% of the outstanding voting securities of the issuer. We have from time to time held a significant portion of our assets in the form of securities that exceed 5% of our total assets or more than 10% of the outstanding voting security of an issuer, and compliance with the RIC requirements currently restricts us from making additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of the issuer. Thus, compliance with the RIC requirements restricts our ability to take advantage of certain investment opportunities believed to be attractive, including potential follow-on investments in certain portfolio companies.
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
     The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:
•	Price and volume fluctuations in the overall stock market from time to time;

•	Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•	Volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity participation securities, or LEAPs, or short trading positions;

•	Changes in regulatory policies or tax guidelines with respect to business development companies or RICs;

•	Our adherence to applicable regulatory and tax requirements, including the current restriction on our ability to make Non-Diversified Investments;

•	Actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	General economic conditions and trends;

•	Loss of a major funding source, which would limit our liquidity and our ability to finance transactions; or

•	Departures of key personnel of TTG Advisers.
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
We may be unable to meet our covenant obligations under our credit facility, which could adversely affect our business.
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million revolving credit facility (“Credit Facility I”) with Guggenheim Corporate Funding, LLC (“Guggenheim”) as administrative agent to the lenders. On April 13, 2010, the Company renewed Credit Facility I with Guggenheim for three years. Credit Facility I will now only consist of a $50.0 million term loan with an interest rate of LIBOR plus 450 basis points with a 1.25% LIBOR floor. Credit Facility I contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy. As of April 30, 2010, there was $50.0 million in term debt outstanding under Credit Facility I. Credit Facility I will expire on April 27, 2013, at which time the outstanding amount under Credit Facility I will be due and payable.
     In addition, if we require working capital greater than that provided by Credit Facility I, we may be required to obtain other sources of financing, which may result in increased borrowing costs for the Company and/or additional covenant obligations.
The wars in Iraq and Afghanistan, terrorist attacks, and other acts of violence or war may affect any market for our common stock, impact the businesses in which we invest and harm our operations and our profitability.
     The wars in Iraq and Afghanistan, their aftermath and the continuing occupation of Iraq are likely to have a substantial impact on the U.S. and world economies and securities markets. The nature, scope and duration of the wars and occupation cannot be predicted with any certainty. Furthermore, terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. Such attacks and armed conflicts in the United States or elsewhere may impact the businesses in which we invest directly or indirectly, by undermining economic conditions in the United States. Losses resulting from terrorist events are generally uninsurable.
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
(b) There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended April 30, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits
(a)	Exhibits

Exhibit No.	Exhibit
10(a)	Amendment No. 7 to the Credit Agreement among MVC Capital, Inc. and Guggenheim Corporate Funding, LLC, et al.

10(b)	Consent and Waiver to Credit Agreement among MVC Capital, Inc. and Guggenheim Corporate Funding, LLC, et al.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.
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

Date: June 1, 2010

/s/ Michael Tokarz

Michael Tokarz
In the capacity of the officer who performs the
functions of Principal Executive Officer.

MVC Capital, Inc.

Date: June 1, 2010

/s/ Peter Seidenberg

Peter Seidenberg
In the capacity of the officer who performs the
functions of Principal Financial Officer.