Form 10-Q
period 2010-07-31
MVC CAPITAL, INC.
filed 2010-09-09
CIK 1099941

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 24,039,087 shares of the registrant’s common stock, $.01 par value, outstanding as of September 8, 2010.

MVC Capital, Inc.
(A Delaware Corporation)
Index

Page
Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
— July 31, 2010 and October 31, 2009	3
Consolidated Statements of Operations
— For the Period November 1, 2009 to July 31, 2010 and
— For the Period November 1, 2008 to July 31, 2009	4
Consolidated Statements of Operations
— For the Period May 1, 2010 to July 31, 2010 and
— For the Period May 1, 2009 to July 31, 2009	5
Consolidated Statements of Cash Flows
— For the Period November 1, 2009 to July 31, 2010 and
— For the Period November 1, 2008 to July 31, 2009	6
Consolidated Statements of Changes in Net Assets
— For the Period November 1, 2009 to July 31, 2010
— For the Period November 1, 2008 to July 31, 2009 and
— For the Year ended October 31, 2009	7
Consolidated Selected Per Share Data and Ratios
— For the Period November 1, 2009 to July 31, 2010,
— For the Period November 1, 2008 to July 31, 2009 and
— For the Year ended October 31, 2009	8
Consolidated Schedule of Investments
— July 31, 2010
— October 31, 2009	9
Notes to Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures about Market Risk	60

Item 4. Controls and Procedures	66

Part II. Other Information	67

Exhibits	68

SIGNATURE	69
EX-10.(A)
EX-10.(B)
EX-31
EX-32

Part I. Consolidated Financial Information
Item 1. Consolidated Financial Statements
CONSOLIDATED FINANCIAL STATEMENTS
MVC Capital, Inc.
Consolidated Balance Sheets

	July 31,	October 31,
	2010	2009
	(Unaudited)
ASSETS

Assets
Cash and cash equivalents	$59,252,288	$1,007,873
Investments at fair value
Non-control/Non-affiliated investments (cost $114,931,466 and $122,320,550)	67,280,518	85,451,605
Affiliate investments (cost $119,560,041 and $141,186,185)	159,637,523	210,519,609
Control investments (cost $141,826,853 and $159,287,686)	195,308,389	206,832,059

Total investments at fair value (cost $376,318,360 and $422,794,421)	422,226,430	502,803,273
Dividends, interest and fees receivable, net of reserves	6,216,168	5,385,333
Escrow receivables	2,063,420	—
Prepaid expenses	1,218,527	1,271,353
Prepaid taxes	78,463	377,883

Total assets	$491,055,296	$510,845,715

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Term loan	$50,000,000	$50,000,000
Revolving credit facility	—	12,300,000
Provision for incentive compensation (Note 9)	19,486,474	19,511,147
Management fee payable	2,175,594	2,560,120
Professional fees	668,249	650,981
Other accrued expenses and liabilities	1,472,216	1,300,490
Consulting fees	59,814	67,278

Total liabilities	73,862,347	86,390,016

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 24,039,087 and 24,297,087 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	429,400,261	429,400,261
Accumulated earnings	41,507,217	34,768,686
Dividends paid to stockholders	(65,803,918)	(57,087,927)
Accumulated net realized gain (loss)	2,074,702	(30,113,755)
Net unrealized appreciation on investments	45,908,070	80,008,852
Treasury stock, at cost, 4,265,361 and 4,007,361 shares held, respectively	(36,176,427)	(32,803,462)

Total shareholders’ equity	417,192,949	424,455,699

Total liabilities and shareholders’ equity	$491,055,296	$510,845,715

Net asset value per share	$17.35	$17.47

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Nine Month Period	For the Nine Month Period
	November 1, 2009 to	November 1, 2008 to
	July 31, 2010	July 31, 2009
Operating Income:
Dividend income
Affiliate investments	$2,193,340	$1,938,611

Total dividend income	2,193,340	1,938,611

Interest income
Non-control/Non-affiliated investments	7,328,229	8,155,852
Affiliate investments	3,755,481	3,800,346
Control investments	2,530,398	2,453,306

Total interest income	13,614,108	14,409,504

Fee income
Non-control/Non-affiliated investments	275,421	509,113
Affiliate investments	1,388,569	2,080,173
Control investments	482,499	642,804

Total fee income	2,146,489	3,232,090

Other income	437,331	175,478

Total operating income	18,391,268	19,755,683

Operating Expenses:
Management fee	7,097,513	7,283,249
Interest and other borrowing costs	2,055,255	2,486,474
Other expenses	522,346	511,010
Audit fees	418,500	512,000
Legal fees	406,500	533,000
Consulting fees	325,200	175,700
Directors fees	267,800	196,600
Insurance	265,280	286,500
Administration	205,783	223,251
Printing and postage	129,396	133,824
Public relations fees	77,400	67,800
Incentive compensation (Note 9)	(24,673)	(3,039,385)

Total operating expenses	11,746,300	9,370,023

Less: Expense Waiver by Adviser [1]	(100,000)	—

Total net operating expenses	11,646,300	9,370,023

Net operating income before taxes	6,744,968	10,385,660

Tax Expenses:

Current tax expense	6,437	300

Total tax expenses	6,437	300

Net operating income	6,738,531	10,385,360

Net Realized and Unrealized Gain (Loss) on Investments and Foreign Currency:

Net realized gain (loss) on investments and foreign currency
Non-control/Non-affiliated investments	(205,198)	(252)
Affiliate investments	36,111,253	—
Controlled investments	(3,717,209)	—
Foreign currency	(389)	—

Total net realized gain (loss) on investments and foreign currency	32,188,457	(252)

Net change in unrealized appreciation or depreciation on investments	(34,100,782)	(23,636,855)

Net realized and unrealized loss on investments and foreign currency	(1,912,325)	(23,637,107)

Net increase (decrease) in net assets resulting from operations	$4,826,206	$(13,251,747)

Net increase (decrease) in net assets per share resulting from operations	$0.19	$(0.54)

Dividends declared per share	$0.36	$0.36

[1]	Reflects waiver by TTG Advisers, pursuant to its voluntary waiver of $150,000 of expenses (for the 2010 fiscal year) that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). Please see Note 8 “Management” for more information.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Quarter	For the Quarter
	May 1, 2010 to	May 1, 2009 to
	July 31, 2010	July 31, 2009
Operating Income:
Dividend income
Affiliate investments	$80,580	$514,316

Total dividend income	80,580	514,316

Interest income
Non-control/Non-affiliated investments	2,220,940	2,627,003
Affiliate investments	1,250,886	1,240,434
Control investments	799,816	1,024,140

Total interest income	4,271,642	4,891,577

Fee income
Non-control/Non-affiliated investments	99,218	117,572
Affiliate investments	472,100	1,476,745
Control investments	144,281	224,438

Total fee income	715,599	1,818,755

Other income	189,098	185,545

Total operating income	5,256,919	7,410,193

Operating Expenses:
Management fee	2,175,593	2,379,303
Interest, fees and other borrowing costs	767,092	660,967
Other expenses	190,189	225,445
Audit fees	139,500	170,000
Legal fees	138,000	186,000
Consulting fees	131,000	27,500
Insurance	87,720	90,900
Directors fees	87,000	52,500
Administration	69,163	66,385
Printing and postage	42,000	55,000
Public relations fees	25,800	19,000
Incentive compensation (Note 9)	(3,270,008)	(2,550,199)

Total operating expenses	583,049	1,382,801

Less: Expense Waiver by Adviser [1]	(50,000)	—

Total net operating expenses	533,049	1,382,801

Net operating income before taxes	4,723,870	6,027,392

Tax Expenses:
Current tax expense	284	—

Total tax expenses	284	—

Net operating income	4,723,586	6,027,392

Net Realized and Unrealized Gain (Loss) on Investments

Net realized gain (loss) on investments
Non-control/Non-affiliated investments	(54)	(78)
Affiliate investments	22,170,023	—
Control investments	(3,717,209)	—

Total net realized gain (loss) on investments	18,452,760	(78)

Net change in unrealized appreciation or depreciation on investments	(34,457,369)	(12,323,885)

Net realized and unrealized loss on investments	(16,004,609)	(12,323,963)

Net decrease in net assets resulting from operations	$(11,281,023)	$(6,296,571)

Net decrease in net assets per share resulting from operations	$(0.47)	$(0.26)

Dividends declared per share	$0.12	$0.12

[1]	Reflects waiver by TTG Advisers, pursuant to its voluntary waiver of $150,000 of expenses (for the 2010 fiscal year) that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). Please see Note 8 “Management” for more information.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Period	For the Period
	November 1, 2009 to	November 1, 2008 to
	July 31, 2010	July 31, 2009
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$4,826,206	$(13,251,747)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Realized (gain) loss	(32,188,457)	252
Net change in unrealized appreciation or depreciation	34,100,782	23,636,855
Amortization of discounts and fees	(11,606)	(63,788)
Increase in accrued payment-in-kind dividends and interest	(4,241,987)	(4,451,055)
Allocation of flow through income	(258,552)	(131,318)
Changes in assets and liabilities:
Dividends, interest and fees receivable	(830,835)	(2,605,635)
Escrow receivables	(2,063,420)	—
Prepaid expenses	52,826	784,788
Prepaid taxes	299,420	448,388
Incentive compensation (Note 9)	(24,673)	(3,039,385)
Other liabilities	(202,996)	671,132
Purchases of equity investments	(6,231,700)	(1,017,554)
Purchases of debt instruments	(2,125,051)	(10,827,248)
Proceeds from equity investments	71,987,007	(286,100)
Proceeds from debt instruments	19,546,407	16,393,970

Net cash provided by operating activities	82,633,371	6,261,555

Cash flows from Financing Activities:
Repurchase of common stock	(3,372,965)	—
Distributions to shareholders paid	(8,715,991)	(8,746,951)
Net repayments under revolving credit facility	(12,300,000)	(3,900,000)

Net cash used in financing activities	(24,388,956)	(12,646,951)

Net change in cash and cash equivalents for the period	58,244,415	(6,385,396)

Cash and cash equivalents, beginning of period	1,007,873	12,764,465

Cash and cash equivalents, end of period	$59,252,288	$6,379,069

During the nine months ended July 31, 2010 and 2009 MVC Capital, Inc. paid $1,439,204 and $1,939,332 in interest expense, respectively.
During the nine months ended July 31, 2010 and 2009 MVC Capital, Inc. paid $2,039 and $0 in income taxes, respectively.
Non-cash activity:
During the nine months ended July 31, 2010 and 2009, MVC Capital, Inc. recorded payment-in-kind dividend and interest of $4,241,987 and $4,451,055, respectively. These amounts were added to the balance of equity and debt investments and recorded as interest/dividend income.
During the nine months ended July 31, 2010 and 2009 MVC Capital Inc. was allocated $437,331 and $175,478, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of these amounts, $178,779 and $44,160, respectively, was received in cash and the balance of $258,552 and $131,318, respectively, was undistributed and therefore increased the cost of the investment. The fair value was then increased by $258,552 and $131,318, respectively, by the Company’s Valuation Committee.
On December 29, 2009, MVC Capital, Inc. sold the common and preferred shares and the warrants of Vitality Food Service, Inc.’s (“Vitality”). As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. This escrow is currently carried at approximately $1.9 million on the Company’s consolidated balance sheet.
Prior to the sale of Vitality on December 29, 2009, Vitality European operations (which were not purchased by the buyer) were distributed to Vitality’s shareholders on a pro-rata basis. MVC Capital, Inc. received 960 shares of Series A common stock and 334 shares of convertible Series B common stock in LHD Europe as part of this transaction.
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
On July 2, 2010, MVC Capital, Inc. sold its common and preferred shares of Vendio Services, Inc. As part of this transaction, there was approximately $180,020 deposited in an escrow account subject to a reduction over an 18 month period in accordance with a specified schedule. This escrow is currently carried at approximately $180,000 on the Company’s consolidated balance sheet.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Changes in Net Assets

	For the Nine Month Period	For the Nine Month Period
	November 1, 2009 to	November 1, 2008 to	For the Year Ended
	July 31, 2010	July 31, 2009	October 31, 2009
	(Unaudited)	(Unaudited)
Operations:
Net operating income	$6,738,531	$10,385,360	$4,524,720
Net realized gain (loss)	32,188,457	(252)	(25,081,728)
Net change in unrealized (depreciation) appreciation	(34,100,782)	(23,636,855)	34,804,497

Net increase (decrease) in net assets from operations	4,826,206	(13,251,747)	14,247,489

Shareholder Distributions:
Distributions to shareholders	(8,715,991)	(8,746,951)	(11,662,602)

Net decrease in net assets from shareholder distributions	(8,715,991)	(8,746,951)	(11,662,602)

Capital Share Transactions:
Repurchase of common stock	(3,372,965)	—	—

Net decrease in net assets from capital share transactions	(3,372,965)	—	—

Total increase (decrease) in net assets	(7,262,750)	(21,998,698)	2,584,887

Net assets, beginning of period/year	424,455,699	421,870,812	421,870,812

Net assets, end of period/year	$417,192,949	$399,872,114	$424,455,699

Common shares outstanding, end of period/year	24,039,087	24,297,087	24,297,087

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Selected Per Share Data and Ratios

	For the Nine Month Period		For the Nine Month Period		For the
	November 1, 2009 to		November 1, 2008 to		Year Ended
	July 31, 2010		July 31, 2009		October 31, 2009
	(Unaudited)		(Unaudited)
Net asset value, beginning of period/year	$17.47		$17.36		$17.36

Gain (loss) from operations:
Net operating income	0.28		0.43		0.19
Net realized and unrealized gain (loss) on investments	(0.09)		(0.97)		0.40

Total gain (loss) from investment operations	0.19		(0.54)		0.59

Less distributions from:
Income	(0.28)		(0.36)		(0.19)
Return of capital	(0.08)		—		(0.29)

Total distributions	(0.36)		(0.36)		(0.48)

Capital share transactions			—
Anti-dilutive effect of share repurchase program	0.05		—		—

Total capital share transactions	0.05		—		—

Net asset value, end of period/year	$17.35		$16.46		$17.47

Market value, end of period/year	$12.82		$9.21		$9.18

Market discount	(26.11)%		(44.05)%		(47.45)%

Total Return — At NAV (a)	1.36%		(3.15)%		3.50%

Total Return — At Market (a)	43.58%		(22.24)%		(21.48)%

Ratios and Supplemental Data:

Net assets, end of period (in thousands)	$417,193		$399,872		$424,456

Ratios to average net assets:
Expenses excluding tax expense (benefit)	3.63	%(b)	3.01	%(b)	4.88%
Expenses including tax expense (benefit)	3.63	%(b)	3.01	%(b)	5.21%
Expenses excluding incentive compensation	3.64	%(b)	3.99	%(b)	4.31%
Expenses excluding incentive compensation, interest and other borrowing costs	3.00	%(b)	3.19	%(b)	3.56%

Net operating income before tax expense (benefit)	2.10	%(b)	3.34	%(b)	1.42%
Net operating income after tax expense (benefit)	2.10	%(b)	3.34	%(b)	1.09%
Net operating income before incentive compensation	2.09	%(b)	2.36	%(b)	1.99%
Net operating income before incentive compensation, interest and other borrowing costs	2.73	%(b)	3.16	%(b)	2.74%

Ratios to average net assets excluding waivers:
Expenses excluding tax expense (benefit)	3.66	%(b)	N/A		N/A
Expenses including tax expense (benefit)	3.66	%(b)	N/A		N/A
Expenses excluding incentive compensation	3.67	%(b)	N/A		N/A
Expenses excluding incentive compensation, interest and other borrowing costs	3.03	%(b)	N/A		N/A

Net operating income before tax expense (benefit)	2.07	%(b)	N/A		N/A
Net operating income after tax expense (benefit)	2.07	%(b)	N/A		N/A
Net operating income before incentive compensation	2.06	%(b)	N/A		N/A
Net operating income before incentive compensation, interest and other borrowing costs	2.70	%(b)	N/A		N/A

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b)	Annualized.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
July 31, 2010
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/ Non-affiliated investments - 16.13% (a, c, f, g)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d, j)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision — Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h, i)	$2,473,521	2,473,521	—
		Second Lien Seller Note 17.0000%, 06/30/2013 (b, h, i)	3,996,523	3,996,523	—

				6,470,044	—

BP Clothing, LLC	Apparel	Second Lien Loan 16.5000%, 07/18/2012 (b, h)	19,355,655	19,239,123	11,289,129
		Term Loan A 6.0700%, 07/18/2011 (h)	1,987,500	1,979,773	1,725,398
		Term Loan B 9.0700%, 07/18/2011 (h)	2,000,000	1,992,804	1,747,600

				23,211,700	14,762,127

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d, j)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d, j)		15,000,000	10,790,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (b, h, i)	3,201,637	3,201,637	1,600,818
		Warrants (d)		—	—

				3,201,637	1,600,818

Integrated Packaging Corporation	Manufacturer of Packaging Material	Warrants (d)		—	—

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d, j)		3,750,000	—

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000%, 08/31/2012 (e, h)	6,187,350	6,187,350	6,187,350

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d, j)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 7.5000%, 12/31/2012 (h)	750,178	596,368	750,178
		Second Lien Loan 15.0000%, 12/31/2013 (b, h)	26,026,881	25,739,100	26,026,881

				26,335,468	26,777,059

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,029,000	1,030,901	1,029,000

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 6.2500%, 12/08/2012 (h)	948,810	948,810	874,368
		Second Lien Seller Note 6.8156%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,448,810	4,374,368

WBS Carbons Acquistions Corp.	Specialty Chemicals	Bridge Loan 6.0000%, 12/30/2011 (h)	1,759,796	1,759,796	1,759,796

Sub Total Non-control/Non-affiliated investments				114,931,466	67,280,518

Affiliate investments - 38.27% (a, c, f, g)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b, h)	13,331,703	13,152,623	13,331,703
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				23,152,623	23,331,703

Harmony Pharmacy & Health Center, Inc.	Healthcare - Retail	Revolving Credit Facility 10.0000%, 12/31/2010 (b, h)	5,119,653	5,119,653	4,000,000
		Demand Note 10.0000% (h, i)	500,000	500,000	500,000
		Demand Note 10.0000% (h, i)	800,000	800,000	800,000
		Demand Note 10.0000% (h, i)	700,000	700,000	700,000
		Demand Note 10.0000% (h, i)	3,300,000	3,300,000	3,300,000
		Demand Note 10.0000% (h, i)	2,200,000	2,200,000	2,200,000
		Common Stock (2,000,000 shares) (d)		750,000	—

				13,369,653	11,500,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (500 shares) (d)		2,000,000	1,525,000

LHD Europe Holding, Inc.	Non-Alcoholic Beverages	Common Stock, Series A (960 shares) (d, e)		165,682	332,144
		Convertible Common Stock, Series B (344 shares) (d, e)		59,369	117,856

				225,051	450,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (b, h)	9,827,149	9,759,239	9,827,149
		Secured Revolving Note 1.3472%, 06/30/2013 (h)	2,000,000	2,000,000	2,000,000
		Convertible Preferred Stock (20,000 shares) (b)		2,739,720	2,739,720

				14,498,959	14,566,869

Octagon Credit Investors, LLC	Financial Services	Term Loan 4.5972%, 12/31/2011 (h)	1,000,000	996,222	1,000,000
		Limited Liability Company Interest		1,547,731	4,502,635

				2,543,953	5,502,635

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	10,400,000

Security Holdings B.V.	Electrical Engineering	Common Stock (900 shares) (d, e)		29,885,900	5,300,000

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		17,388,551	16,150,001
		Senior Secured Loan 10.0000%, 6/23/2012 (e, h)	1,500,000	1,500,000	1,500,000

				18,888,551	17,650,001

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	8,582,653	8,495,351	8,582,653
		Convertible Series B Preferred Stock (32,200 shares) (d)		500,000	58,907,092
		Convertible Series C Preferred Stock (8,216 shares) (d)		—	1,921,570

				8,995,351	69,411,315

Sub Total Affiliate investments				119,560,041	159,637,523

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
July 31, 2010
(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Control Investments - 46.81% (a, c, f, g)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$42,100,000
		Bridge Loan 10.0000%, 12/31/2010 (e, h)	$3,643,557	3,643,557	3,643,557

				38,380,496	45,743,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		1,350,253	1,133,729

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	4,100,000
		Series A Convertible Preferred Stock (14,878 shares) (b, h)		30,000,000	45,006,290

				47,000,000	49,106,290

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	3,790,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/31/2013 (b, h)	10,117,758	10,023,561	10,117,758
		Common Stock (1,115 shares) (d)		16,000,000	47,000,000

				26,023,561	57,117,758

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	8,395,261	8,391,534	8,395,261
		Junior Revolving Note 6.0000%, 5/1/2011 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	3,221,794
		Warrants (d)		—	—

				12,927,228	12,617,055

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	23,600,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	1,600,000

				2,450,000	2,200,000

Sub Total Control Investments				141,826,853	195,308,389

TOTAL INVESTMENT ASSETS - 101.21% (f)				$376,318,360	$422,226,430

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Fund negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Fund’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except LHD Europe Holding Inc., Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, and Velocitius B.V. The Fund makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $417,192,949 as of July 31, 2010.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

(j)	Legacy Investments.

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

MVC Capital, Inc. (the “Company”)
Notes to Consolidated Financial Statements
July 31, 2010
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. Certain amounts have been reclassified to adjust to current period presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2009.
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
4. Investment Valuation Policy
     Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. At July 31, 2010, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.
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
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is codified in ASC 820, which provided additional guidance on how to determine the fair value of assets under ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. ASC 820 states that a transaction price that is associated with a transaction that is not orderly is not determinative of fair value or market-participant risk premiums and companies should place little, if any, weight (compared with other indications of fair value) on transactions that are not orderly when estimating fair value or market risk premiums. This new guidance was effective for periods ending after June 15, 2009. The adoption of this new guidance has not had a material effect on the financial position or results of operations of the Company.
     In January 2010, FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosure about Fair Value Measurements. ASU 2010-06 provides an amendment to ASC 820-10 which requires new disclosures on transfers in and out of Levels I and II and activity in Level III fair value measurements. ASU 2010-06 also clarifies existing disclosures such as 1.) level of disaggregation and 2.) disclosure about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuance, and settlements in the roll-forward of activity in Level III fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted this guidance, the application of which has not had a material effect on the financial position or results of operations of the Company but has resulted in additional disclosures.
Valuation Methodology
     Pursuant to the requirements of the 1940 Act and in accordance with ASC 820, we value our portfolio securities at their current market values or, if market quotations are not readily available, at the fair value determined by the Valuation Committee. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with our Valuation Procedures adopted by the Board of Directors, which are consistent with ASC 820. As permitted by the SEC, the Board of Directors has delegated the responsibility of making fair value determinations to the Valuation Committee, subject to the Board of Directors’ supervision and pursuant to our Valuation Procedures. Our Board of Directors may also hire independent consultants to review our Valuation Procedures or to conduct an independent valuation of one or more of our portfolio investments.
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
     At July 31, 2010, approximately 86.4% of our total assets were portfolio investments and escrow receivables recorded at fair value.
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
5. Concentration of Market Risk
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables which represented approximately 86.4% of the Company’s total assets at July 31, 2010. As discussed in Note 6, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.
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
     The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:
•	Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We did not value any of our investments using Level 1 inputs as of July 31, 2010.

•	Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. We did not value any of our investments using Level 2 inputs as of July 31, 2010.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 4 for the investment valuation policies used to determine the fair value of these investments.
     The following fair value hierarchy table sets forth our investment portfolio by level as of July 31, 2010 and October 31, 2009 (in thousands):

	July 31, 2010
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$127,989	$127,989
Common Stock	—	—	68,865	68,865
Preferred Stock	—	—	129,365	129,365
Other Equity Investments	—	—	96,008	96,008
Escrow receivables	—	—	2,063	2,063

Total Investments, net	$—	$—	$424,290	$424,290

	October 31, 2009
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$153,468	$153,468
Common Stock	148	—	86,159	86,307
Preferred Stock	—	—	164,943	164,943
Warrants	—	—	3,835	3,835
Other Equity Investments	—	—	94,250	94,250

Total Investments, net	$148	$—	$502,655	$502,803

     The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the nine month periods ended July 31, 2010 and July 31, 2009 (in thousands):

			Reversal of
			Prior Period
			Appreciation	Unrealized
	Balances,		(Depreciation)	Appreciation
	November 1,	Realized Gains	on Realization	(Depreciation)			Transfers In &	Balances, July
	2009	(Losses) (1)	(2)	(3)	Purchases (4)	Sales (5)	Out of Level 3	31, 2010
Senior/Subordinated Loans and credit facilities	$153,468	$—	$—	$(11,682)	$6,207	$(20,004)	$—	$127,989
Common Stock	86,159	12,306	(11,970)	11,039	223	(28,892)	—	68,865
Preferred Stock	164,943	13,703	(13,355)	4,282	330	(40,538)	—	129,365
Warrants	3,835	3,800	(3,835)	—	—	(3,800)	—	—
Other Equity Investments	94,250	—	—	(8,932)	10,690	—	—	96,008
Escrow receivables	—	2,585	—	—	—	(522)	—	2,063

Total	$502,655	$32,394	$(29,160)	$(5,293)	$17,450	$(93,756)	$—	$424,290

			Reversal of Prior
			Period
			Appreciation	Unrealized
	Balances,		(Depreciation)	Appreciation
	November 1,	Realized Gains	on Realization	(Depreciation)			Transfers In &	Balances, July
	2008	(Losses) (1)	(2)	(3)	Purchases (4)	Sales (5)	Out of Level 3	31, 2009
Senior/Subordinated Loans and credit facilities	$167,703	$—	$—	$(12,360)	$2,042	$(3,454)	$—	$153,931
Common Stock	87,741	—	—	(3,504)	—	—	—	84,237
Preferred Stock	124,874	—	—	(301)	646	—	—	125,219
Warrants	3,735	—	—	—	—	—	—	3,735
Other Equity Investments	106,646	—	—	(7,554)	1,149	—	—	100,241

Total	$490,699	$—	$—	$(23,719)	$3,837	$(3,454)	$—	$467,363

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.

(2)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities disposed of during the nine months ended July 31, 2010 and July 31, 2009, respectively.

(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities held at July 31, 2010 and July 31, 2009, respectively.

(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities.

(5)	Includes decreases in the cost basis of investments resulting from principal repayments or sales.

     For the Nine Month Period Ended July 31, 2010
     During the nine month period ended July 31, 2010, the Company obtained one new investment in Integrated Packaging Corporation (“IPC”) in the form of a warrant. The Company received the warrant solely for services provided to a new investor in IPC.
     During the nine month period ended July 31, 2010, the Company made three follow-on investments in existing portfolio companies committing capital totaling $7.0 million. On January 4, 2010, the Company loaned $800,000 to Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”) in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. As of July 31, 2010, the $800,000 demand note was outstanding. On March 12, 2010, the Company invested $4.5 million and $1.7 million in SGDA Europe B.V. (“SGDA Europe”) and Security Holdings B.V. (“Security Holdings”), respectively, in the form of additional equity interests.
     At October 31, 2009, the balance of the secured revolving note provided to Marine Exhibition Corporation (“Marine”) was $900,000. Net borrowings during the nine month period ended July 31, 2010 were $1.1 million resulting in a balance of $2.0 million at such date.
     On December 29, 2009, the Company sold the common stock, preferred stock and warrants of Vitality Foodservice Holding Corp. (“Vitality”). The amount received from the sale of the 556,472 common shares was approximately $10.0 million, for the 1 million preferred shares was approximately $14.0 million, and for the 1 million warrants was approximately $3.8 million. As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. On March 9, 2010, the Company received its first scheduled disbursement from the Vitality escrow totaling approximately $522,000. There were no claims against the escrow so 100% of the expected proceeds of the first scheduled disbursement were released. At the same time, the Company received its portion of a working capital adjustment paid to Vitality. The Company’s share of the proceeds from the working capital adjustment totaled approximately $471,000 and was recorded as additional long-term capital gain. The total proceeds received from the escrow disbursement and working capital adjustment was approximately $993,000. The value of the escrow was increased by $150,000 by the Valuation Committee during the nine month period ended July 31, 2010. This escrow is currently valued at approximately $1.9 million on the Company’s consolidated balance sheet as of July 31, 2010. Total amount received from the sale as of July 31, 2010 was approximately $30.6 million resulting in a realized gain of approximately $13.9 million, which was treated as a long-term capital gain. Prior to the sale of Vitality on December 29, 2009, Vitality’s European operations (which were not acquired by the buyer) were distributed to Vitality’s shareholders on a pro-rata basis. The Company received 960 shares of Series A common stock and 334 shares of convertible Series B common stock in LHD Europe Holding Inc. (“LHD Europe”) as part of this transaction. At July 31, 2010, the Series A common stock had a fair value of approximately $332,000 and the convertible Series B common stock had a fair value of approximately $118,000.
     On December 31, 2009 and April 7, 2010, Marine made principal payments of $625,000 on each date on its senior subordinated loan. The balance of the loan as of July 31, 2010 was $9.8 million.
     On March 10, 2010, the Company announced that its portfolio company, Dakota Growers Pasta Company, Inc. (“Dakota Growers”) had signed a definitive merger agreement with Viterra Inc. (TSX: VT) (“Viterra”), Canada’s leading agri-business that provides premium quality ingredients to leading global food manufacturers, under which Dakota Growers would be acquired by a subsidiary of Viterra for approximately $240 million in cash. Under the terms of the agreement, Viterra would commence a tender offer to acquire all of the outstanding shares of Dakota Growers’ common stock at a price of $18.28 per share resulting in anticipated proceeds of approximately $38.0 million. The acquisition closed shortly after completion of a tender of a majority (50.1%) of the outstanding shares of Dakota Growers common stock, the receipt of various regulatory approvals and the satisfaction of other customary closing conditions and contingencies. On May 3, 2010, the Company converted its 1,065,000 preferred shares of Dakota Growers to 1,065,000 common shares of Dakota

Growers. On May 6, 2010, the Company sold its shares in Dakota Growers for approximately $37.9 million, resulting in a realized gain of approximately $22.0 million. The Company no longer has an investment in Dakota Growers.
     On March 16, 2010, the Company contributed its common and preferred equity interest in SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH (“SGDA”) to SGDA Europe to achieve operating efficiencies. The Company has 99.99% economic ownership in SGDA Europe. The fair value of SGDA Europe’s equity interest increased by approximately $4.2 million and the cost basis was increased by $5.0 million as a result of this cashless transaction. There was no gain or loss to the Company from this transaction. The fair value of SGDA Europe’s equity interest at July 31, 2010 was $16.2 million.
     On June 1, 2010, Octagon made a principal payment of $4.0 million on its term loan. The balance of the term loan as of July 31, 2010 was $1.0 million.
     On July 2, 2010, the Company sold its common and preferred shares of Vendio Services, Inc. (“Vendio”), a Legacy Investment. The amount received from the sale of the 10,476 common shares was approximately $2,900 and for the 6,443,188 preferred shares was approximately $2.9 million, which resulted in a realized loss of approximately $3.5 million, including proceeds held in escrow. As part of this transaction, there was approximately $337,000 deposited in an escrow account subject to reduction over an eighteen month period. This escrow is valued at approximately $180,000 on the Company’s consolidated balance sheet as of July 31, 2010.
     During the nine month period ended July 31, 2010, Amersham Corporation (“Amersham”) made principal payments of $375,000, repaying its senior secured loan in full, including all accrued interest.
     During the nine month period ended July 31, 2010, SP Industries, Inc. (“SP”) made principal payments of approximately $151,000, on its first lien loan. The balance of the first lien loan as of July 31, 2010, was approximately $750,000.
     During the nine month period ended July 31, 2010, Total Safety U.S., Inc. (“Total Safety”) made principal payments of approximately $24,000 on its first lien loan. The balance of the first lien loan as of July 31, 2010 was approximately $949,000.
     During the nine month period ended July 31, 2010, the Company received approximately $80,000 in principal payments on the term loan provided to Storage Canada, LLC (“Storage Canada”). The balance of the term loan at July 31, 2010 was approximately $1.0 million.
     During the nine month period ended July 31, 2010, Innovative Brands, LLC (“Innovative Brands”) made principal payments of approximately $10.4 million on its term loan, repaying the term loan in full including all accrued interest.
     During the nine month period ended July 31, 2010, the Company sold the remaining 666,667 shares of Phoenix Coal Corporation (“Phoenix Coal”) common stock. The total amount received from the sale net of commission was approximately $295,000, resulting in a realized loss of approximately $205,000.
     During the nine month period ended July 31, 2010, Henry Company made principal payments of approximately $1.7 million and $2.0 million on its term loan A and term loan B, respectively, repaying the term loans in full including all accrued interest.
     On July 31, 2009, the Company sponsored U.S. Gas & Electric, Inc. (“U.S. Gas”) in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company has earned one-time fee income of approximately $1.2 million and will be recognizing an additional $1.6 million in fee income over the life of the guarantee. As of July 31, 2010, the cash collateral has been released as the letter of credit has expired.
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
     During the quarter ended July 31, 2010, the Valuation Committee increased the fair value of the Company’s investments in PreVisor, Inc. common stock by $3.4 million. In addition, increases in the cost basis and fair value of the loans to GDC, Custom Alloy, SP, Marine, Turf, BP, Summit, and U.S. Gas and the Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $1,145,719. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.7 million due to a PIK distribution which was treated as a return of capital. Also, during the quarter ended July 31, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $108,000. The Valuation Committee also decreased the fair value of the Company’s investments in BP second lien loan by approximately $5.2 million, MVC Automotive Group B.V. (“MVC Automotive”) equity interest by $4.4 million, Security Holdings B.V. (“Security Holdings”) equity interest by approximately $6.4 million, Ohio Medical common stock by $3.7 million, and GDC senior subordinated loan by approximately $1.6 million during the quarter ended July 31, 2010. The Valuation Committee also determined not to increase the fair values of the Harmony

Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling approximately $193,000.
     During the nine month period ended July 31, 2010, the Valuation Committee increased the fair value of the Company’s investments in Dakota Growers common stock by approximately $3.4 million and preferred stock by approximately $3.6 million, Octagon equity interest by $1.5 million, Summit common stock by $9.0 million, Velocitius equity interest by $400,000, PreVisor common stock by $3.4 million, and LHD Europe series A common stock by approximately $166,000 and series B common Stock by approximately $58,000. In addition, increases in the cost basis and fair value of the loans to GDC, Custom Alloy, SP, Marine, Turf, BP, Summit, and U.S. Gas and the Marine and Vitality preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $4,241,987. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $5.0 million due to PIK distributions which were treated as a return of capital. Also, during the nine month period ended July 31, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $259,000. The Valuation Committee also decreased the fair value of the Company’s investments in Amersham second lien notes by $2.4 million, BP second lien loan by $6.8 million, Ohio Medical common stock by $5.0 million, SGDA preferred equity interest by approximately $2.4 million, MVC Automotive equity interest by $4.4 million, Security Holdings equity interest by approximately $6.4 million, GDC senior subordinated loan by approximately $1.6 million and Vendio preferred stock by approximately $1.9 million and common stock by $5,500 during the nine month period ended July 31, 2010. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling approximately $567,000.
     At July 31, 2010, the fair value of all portfolio investments, exclusive of short-term securities, was $422.2 million with a cost basis of $376.3 million. At July 31, 2010, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $411.4 million and $334.0 million, respectively. At October 31, 2009, the fair value of all portfolio investments, exclusive of short-term securities, was $502.8 million, with a cost basis of $422.8 million. At October 31, 2009, the fair value and cost basis of the Legacy Investments was $15.3 million and $48.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $487.5 million and $373.9 million, respectively.
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
     During the fiscal year ended October 31, 2009, the Valuation Committee increased the fair value of the Company’s investments in U.S. Gas preferred stock by $55.2 million, SGDA preferred equity interest by $500,000, SIA Tekers Invest (“Tekers”) common stock by $615,000, Velocitius equity interest by $2.2 million, Vestal Manufacturing Enterprises, Inc. (“Vestal”) common stock by $650,000, MVC Automotive equity interest by $5.0 million, Summit common stock by $5.0 million, Vitality common stock and warrants by $260,300 and $100,000, respectively, and Dakota Growers common stock by approximately $4.9 million and preferred stock by approximately $5.1 million. In addition, increases in the cost basis and fair value of the loans to GDC, Custom Alloy, SP, Marine, BP, Summit, U.S. Gas, and WBS Carbons Acquisition Corp. (“WBS”), and the Vitality and Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $6,354,807. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $5.8 million due to a PIK distribution which was treated as a return of capital. Also, during the fiscal year ended October 31, 2009, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $157,000. The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical common stock by $8.1 million, Vendio preferred stock by approximately $2.1 million and common stock by $5,000, Foliofn, Inc. (“Foliofn”) preferred stock by $2.8 million, PreVisor, Inc. (“PreVisor”) common stock by $3.1 million, Custom Alloy preferred stock by $22.5 million, Amersham second lien notes by $3.1 million, Turf equity interest by $2.6 million, Harmony Pharmacy common stock by $750,000, MVC Partners LLC (“MVC Partners”) equity interest by $16,000, SGDA common stock by $560,000, Security Holdings common equity interest by $18.2 million, HuaMei Capital Company (“HuaMei”), Inc. common stock by $475,000, Timberland senior subordinated loan by approximately $7.3 million and junior revolving line of credit by $1.0 million and BP term loan B by approximately $219,000, term loan A by approximately $255,000 and second lien loan by approximately $1.3 million, during the fiscal year ended October 31, 2009. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK interest totaling approximately $1.0 million. During the fiscal year ended October 31, 2009, the Company received a return of capital distribution from Turf of approximately $286,000.
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
7. Commitments and Contingencies
     Commitments to/for Portfolio Companies:
     At July 31, 2010, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at July 31, 2010
Marine Revolving Loan Facility	$2.0 million	$2.0 million
Octagon Revolving Credit Facility	$7.0 million	—
Harmony Pharmacy Revolving Credit Facility	$4.0 million	$4.0 million
Tekers Guarantee	$1.8 million	—
MVC Automotive Guarantee	$8.5 million	—
MVC Automotive Guarantee	$5.2 million	—
Turf Junior Revolver	$1.0 million	$1.0 million
MVC Automotive Guarantee	$1.8 million	—
U.S. Gas Guarantee	$10.0 million	—
Total	$41.3 million	$7.0 million
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. As of October 31, 2009, the outstanding balance of the secured revolving loan facility was $900,000. Net borrowings during the nine month period ended July 31, 2010 were $1.1 million, resulting in a balance of $2.0 million at such date.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2009 and July 31, 2010, there was no balance outstanding.
     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The maturity date of the revolving credit facility was extended to December 31, 2010. At October 31, 2009 and July 31, 2010, the outstanding balance of the revolving credit facility was $4.0 million.
     On May 1, 2007, the Company provided Velocitius a $650,000 revolving line of credit. The revolving line of credit expired on April 30, 2010 and had an annual interest at 8%. At July 31, 2010, the revolving line of credit was no longer a commitment of the Company.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $1.8 million at July 31, 2010.
     On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility to U.S. Gas. The revolving senior credit facility had an annual interest at LIBOR plus 6% or Prime plus 4.5%, which is at U.S. Gas’ discretion. The balance of the senior credit facility at October 31, 2008 was approximately $12.2 million. Net repayments during fiscal year 2009 on the senior credit facility were approximately $12.2 million, resulting in a zero balance at October 22, 2009. On October 22, 2009, the Company participated the revolving credit facility to Amzak Capital Management, LLC. The Company agreed to guarantee the $10 million credit facility under certain circumstances related to an event of default. On March 31, 2010, U.S. Gas refinanced its senior credit facility with another lender. As a result of the refinancing, the $10 million guarantee to Amzak Capital Management, LLC for the senior credit facility has been released. At October 31, 2009 and July 31, 2010, the revolving senior credit facility was no longer a commitment of the Company.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $8.5 million at July 31, 2010.

     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.2 million at July 31, 2010) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2009 and July 31, 2010, the outstanding balance of the secured junior revolving note was $1.0 million.
     On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruna (“CZK”) mortgage for MVC Automotive, equivalent to approximately $1.8 million at July 31, 2010.
     On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company has earned one-time fee income of approximately $1.2 million and will be recognizing an additional $1.6 million in fee income over the life of the guarantee. As of July 31, 2010, the cash collateral has been released as the letter of credit has expired.
     On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.
     Commitments of the Company:
     Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers, which has since been amended and restated (the “Advisory Agreement”) and described in Note 8. “Management”, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue, Purchase, New York 10577.
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (“Credit Facility I”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2009, there was $50.0 million in term debt and $12.3 million in revolving credit on Credit Facility I outstanding. The Company made net repayments of $12.3 million on the revolving credit portion of Credit Facility I during the period November 1, 2009 to April 13, 2010. On April 13, 2010, the Company renewed Credit Facility I with Guggenheim for three years. Credit Facility I now only consists of a $50.0 million term loan, which will expire on April 27, 2013, at which time the outstanding amount under Credit Facility I will be due and payable. As of July 31, 2010, there was $50.0 million outstanding on Credit Facility I. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a 1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing Credit Facility I. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. Please see the Item 3 Risk Factor, “We may be unable to meet our covenant obligations under our credit facility, which could adversely affect our business,” for a risk factor relating to the Company’s credit facility.

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
     Under the terms of the Advisory Agreement, TTG Advisers determines, consistent with the Company’s investment strategy, the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes. TTG Advisers also identifies and negotiates the structure of the Company’s investments (including performing due diligence on prospective portfolio companies), closes and monitors the Company’s investments, determines the securities and other assets purchased, retains or sells and oversees the administration, recordkeeping and compliance functions of the Company and/or third parties performing such functions for the Company. TTG Advisers’ services under the Advisory Agreement are not exclusive, and it may furnish similar services to other entities. Pursuant to the Advisory Agreement, the Company is required to pay TTG Advisers a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at 2.0% per annum of the Company’s total assets excluding cash, the value of any investment in a Third-Party Vehicle covered by a Separate Agreement (as defined in the Advisory Agreement) and the value of any investment by the Company not made in portfolio companies (“Non-Eligible Assets”) but including assets purchased with borrowed funds that are not Non-Eligible Assets. The incentive fee consists of two parts: (i) one part is based on our pre-incentive fee net operating income; and (ii) the other part is based on the capital gains realized on our portfolio of securities acquired after November 1, 2003. The Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company, to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.5% in each of the 2009 and 2010 fiscal years. For more information, please see Note 9 of our consolidated financial statements, “Incentive Compensation.” In addition, for the 2010 fiscal year, TTG Advisers has voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTGA Advisers under the Advisory Agreement (the “Voluntary Waiver”).
9. Incentive Compensation
     At October 31, 2009, the provision for estimated incentive compensation was $19,511,147. During the nine month period ended July 31, 2010, this provision for incentive compensation was decreased by a net amount of $24,673 to $19,486,474. The decrease in the provision for incentive compensation during the nine month period ended July 31, 2010, reflects both increases and decreases by the Valuation Committee in the fair values of certain portfolio companies and the sale of Vitality for a realized gain of $13.9 million. The difference between the amount received from the sale and Vitality’s carrying value at October 31, 2009 was an increase of $3.0 million. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of six of the Company’s portfolio investments (Dakota Growers, Octagon, Summit, Velocitius, PreVisor and LHD Europe) by a total of $21.5 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $5.0 million due to PIK distributions, which were treated as a return of capital. The net decrease in the provision also reflects the Valuation Committee’s determination to decrease the fair values of seven of the Company’s portfolio investments (Amersham, BP, Ohio Medical, MVC Automotive, Security Holdings, GDC and SGDA) by a total of $29.0 million and the Valuation Committee determination not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling $567,000. As of July 31, 2010, the Company does not anticipate an incentive compensation payment being made to TTG Advisers for fiscal year 2010 based on the terms of the Advisory Agreement. During the nine month period ended July 31, 2010, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.
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

     ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the nine month period ended July 31, 2010, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS. The 2007, 2008, 2009 and 2010 federal tax years for the Company and the 2007, 2008, 2009 and 2010 federal tax years for MVCFS remain subject to examination by the IRS.
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
     All of our shareholders who hold shares of common stock in their own name will automatically be enrolled in our dividend reinvestment plan (the “Plan”). All such shareholders will have any cash dividends and distributions automatically reinvested by the Plan Agent in additional shares of our common stock. Of course, any shareholder may elect to receive his or her dividends and distributions in cash. Currently, the Company has a policy of seeking to pay quarterly dividends to shareholders. For any of our shares that are held by banks, brokers or other entities that hold our shares as nominees for individual shareholders, the Plan Agent will administer the Plan on the basis of the number of shares certified by any nominee as being registered for shareholders that have not elected to receive dividends and distributions in cash. To receive your dividends and distributions in cash, you must notify the Plan Agent, broker or other entity that holds the shares.
     For the Quarter Ended January 31, 2010
     On December 18, 2009, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on January 8, 2010 to shareholders of record on December 31, 2009. The total distribution amounted to $2,915,650.

     During the quarter ended January 31, 2010, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,890 shares of our common stock at an average price of $12.27, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.
     For the Quarter Ended April 30, 2010
     On April 16, 2010, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on April 30, 2010 to shareholders of record on April 27, 2010. The total distribution amounted to $2,915,650.
     During the quarter ended April 30, 2010, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,315 shares of our common stock at an average price of $14.75, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.
     For the Quarter Ended July 31, 2010
     On July 16, 2010, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on July 30, 2010 to shareholders of record on July 27, 2010. The total distribution amounted to $2,884,691.
     During the quarter ended July 31, 2010, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,377 shares of our common stock at an average price of $12.93, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.
     On April 23, 2010, the Company’s Board of Directors approved a share repurchase program authorizing up to $5.0 million in share repurchases. The share repurchase program has no time limit and does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. Under the share repurchase program, shares may be repurchased from time to time at prevailing market prices during the Company’s open trading periods. As of July 31, 2010, there have been 258,000 shares repurchased at an average price of $13.07, including commission, with a total cost of approximately $3.4 million. The Company’s net asset value per share was increased by approximately $0.05 as a result of the share repurchases.
12. Segment Data
     The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc., and the financial advisory operations of its wholly-owned subsidiary, MVC Financial Services, Inc.

     The following table presents book basis segment data for the nine month period ended July 31, 2010:

	MVC	MVCFS	Consolidated
Interest and dividend income	$15,807,368	$80	$15,807,448
Fee income	30,999	2,115,490	2,146,489
Other income	437,331	—	437,331
Total operating income	16,275,698	2,115,570	18,391,268

Total operating expenses	6,975,563	4,770,737	11,746,300
Less: Expense waiver by Adviser	(100,000)	—	(100,000)
Total net operating expenses	6,875,563	4,770,737	11,646,300

Net operating income (loss) before taxes	9,400,135	(2,655,167)	6,744,968
Tax expense	—	6,437	6,437
Net operating income (loss)	9,400,135	(2,661,604)	6,738,531
Net realized gain on investments and foreign currency	32,188,457	—	32,188,457
Net change in unrealized depreciation on investments	(34,100,782)	—	(34,100,782)
Net increase (decrease) in net assets resulting from operations	7,487,810	(2,661,604)	4,826,206
13. Subsequent Events
     On September 2, 2010, the limited guarantee provided by the Company to U.S. Gas as a part of the ESPI acquisition was reduced from $10.0 million to $6.5 million.

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

Selected Consolidated Financial Data

	Nine Month	Nine Month
	Period Ended	Period Ended	Year Ended
	July 31,	July 31,	October 31,
	2010	2009	2009
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$15,807	$16,348	$21,755
Fee income	2,147	3,232	4,099
Other income	437	175	255

Total operating income	18,391	19,755	26,109

Expenses:
Incentive compensation (Note 9)	(25)	(3,039)	3,717
Management fee	7,098	7,283	9,843
Interest and other borrowing costs	2,055	2,486	3,128
Administrative	2,618	2,640	3,519

Total operating expenses	11,746	9,370	20,207

Expense Waiver by Adviser	(100)	—	—

Total net operating expenses	11,646	9,370	20,207

Net operating income before taxes	6,745	10,385	5,902

Tax expense, net	6	—	1,377

Net operating income	6,739	10,385	4,525

Net realized and unrealized gain (loss):
Net realized gain (loss) on investments and foreign currency	32,188	—	(25,082)
Net change in unrealized appreciation (depreciation) on investments	(34,101)	(23,637)	34,804

Net realized and unrealized gain (loss) on investments and foreign currency	(1,913)	(23,637)	9,722

Net increase (decrease) in net assets resulting from operations	$4,826	$(13,252)	$14,247

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$0.19	$(0.54)	$0.59
Dividends per share	$0.36	$0.36	$0.48
Balance Sheet Data:
Portfolio at value	$422,226	$467,550	$502,803
Portfolio at cost	376,318	445,983	422,794
Total assets	491,055	482,444	510,846
Shareholders’ equity	417,193	399,872	424,456
Shareholders’ equity per share (net asset value)	$17.35	$16.46	$17.47
Common shares outstanding at period end	24,039	24,297	24,297
Other Data:
Number of Investments funded in period	4	5	6
Investments funded ($) in period	$7,032	$5,668	$6,293

	2010			2009				2008
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	5,257	5,336	7,798	6,354	7,410	5,757	6,588	6,246	6,804	8,081	8,896
Incentive compensation	(3,270)	2,225	1,020	6,756	(2,550)	(335)	(154)	1,496	3,929	3,740	1,657
Interest, fees and other borrowing costs	767	647	641	642	660	736	1,090	1,190	1,022	1,081	1,171
Management fee	2,176	2,467	2,455	2,560	2,379	2,421	2,483	2,510	2,276	2,185	2,018
Administrative	910	938	770	879	894	865	881	1,299	887	753	681
Expense Waiver by Adviser	(50)	(50)	—	—	—	—	—	—	—	—	—
Tax expense (benefit)	—	1	5	1,377	—	359	(359)	(830)	58	(186)	22
Net operating income (loss) before net realized and unrealized gains	4,724	(892)	2,907	(5,860)	6,027	1,711	2,647	581	(1,368)	508	3,347
Net increase (decrease) in net assets resulting from operations	(11,281)	8,969	7,138	27,499	(6,297)	(7,809)	854	7,357	18,623	17,158	20,813
Net increase (decrease) in net assets resulting from operations per share	(0.47)	0.37	0.29	1.13	(0.26)	(0.32)	0.04	0.30	0.77	0.70	0.86
Net asset value per share	17.35	17.89	17.64	17.47	16.46	16.84	17.28	17.36	17.18	16.53	15.95
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
     The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2009, the Company made six follow-on investments in existing portfolio            companies, committing capital totaling approximately $6.3 million. During the nine month period ended July 31, 2010, the Company made one new investment and three follow-on investments in existing portfolio companies, committing capital totaling $7.0 million.
     Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of July 31, 2010, 2.20% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.
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
OPERATING INCOME
     For the Nine Month Periods Ended July 31, 2010 and 2009. Total operating income was $18.4 million for the nine month period ended July 31, 2010 and $19.8 million for the nine month period ended July 31, 2009, a decrease of $1.4 million.
For the Nine Month Period Ended July 31, 2010
     Total operating income was $18.4 million for the nine month period ended July 31, 2010. The decrease in operating income over the same period last year was primarily due to the repayment of investments that provide the Company with current income and a decrease in fee income because of fewer new investments closed. The main components of investment income were the interest earned on loans and dividend income from portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $15.8 million in interest and dividend income from investments in portfolio companies. Of the $15.8 million recorded in interest/dividend income, approximately $4.2 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 1.3% to 17% excluding those investments in which interest is being reserved against. The Company received fee income and other income from portfolio companies and other entities totaling approximately $2.6 million.
For the Nine Month Period Ended July 31, 2009
     Total operating income was $19.8 million for the nine month period ended July 31, 2009. The decrease in operating income over the same period ending July 31, 2008 was primarily due to the repayment of investments that provide the Company with current income, a decrease in the LIBOR rate which impacts our variable rate loans, and reserves against non-performing loans. The main components of investment income were the interest earned on loans and dividend income from portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $16.3 million in interest and dividend income from investments in portfolio companies. Of the $16.3 million recorded in interest/dividend income, approximately $4.5 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 1.3% to 17%. Also, the Company earned approximately $7,100 in interest income on its cash equivalents and short-term investments. The Company received fee income and other income from portfolio companies and other entities totaling approximately $3.4 million.
OPERATING EXPENSES
     For the Nine Month Periods Ended July 31, 2010 and 2009. Operating expenses were $11.7 million for the nine month period ended July 31, 2010 and $9.4 million for the nine month period ended July 31, 2009, an increase of approximately $2.3 million.

For the Nine Month Period Ended July 31, 2010
     Operating expenses, net of the Voluntary Waiver, were $11.6 million or 3.63% of the Company’s average net assets, when annualized, for the nine month period ended July 31, 2010. Significant components of operating expenses for the nine month period ended July 31, 2010, included the management fee of $7.1 million and interest and other borrowing costs of approximately $2.1 million.
     The $2.3 million increase in the Company’s operating expenses for the nine month period ended July 31, 2010 compared to the nine month period ended July 31, 2009, was primarily due to the $3.0 million increase in the estimated provision for incentive compensation expense offset by the decrease of approximately $430,000 in interest and other borrowing costs. The Advisory Agreement extended the expense cap applicable to the Company for an additional two fiscal years (fiscal years 2009 and 2010) and increased the expense cap from 3.25% to 3.5%. For fiscal year 2009 and for the nine month period ended July 31, 2010 annualized, the Company’s expense ratio was 3.19% and 3.00%, respectively, (taking into account the same carve outs as those applicable to the expense cap). For the 2010 fiscal year, TTG Advisers has voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement.
     Pursuant to the terms of the Advisory Agreement, during the nine month period ended July 31, 2010, the provision for incentive compensation was decreased by a net amount of $24,673 to $19,486,474. The decrease in the provision for incentive compensation reflects both increases and decreases by the Valuation Committee in the fair values of certain portfolio companies and the sale of Vitality for a realized gain of $13.9 million. The difference between the amount received from the sale and Vitality’s carrying value at October 31, 2009 was an increase of $3.0 million. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of six of the Company’s portfolio investments (Octagon, Summit, Velocitius, LHD Europe, PreVisor and Dakota Growers) by a total of $21.5 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $5.0 million due to PIK distributions, which were treated as a return of capital. The net decrease in the provision also reflects the Valuation Committee’s determination to decrease the fair values of seven of the Company’s portfolio investments (Amersham, BP, Ohio Medical, MVC Automotive, Security Holdings, GDC and SGDA) by a total of $29.0 million and the Valuation Committee determination not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling $567,000. As of July 31, 2010, the Company does not anticipate an incentive compensation payment being made to TTG Advisers for fiscal year 2010 based on the terms of the Advisory Agreement. During the nine month period ended July 31, 2010, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 9 “Incentive Compensation” for more information.
For the Nine Month Period Ended July 31, 2009
     Operating expenses were $9.4 million or 3.01% of the Company’s average net assets, when annualized, for the nine month period ended July 31, 2009. Significant components of operating expenses for the nine month period ended July 31, 2009, included the management fee of $7.3 million and interest expense and other borrowing costs of $2.5 million.
     The $12.0 million decrease in the Company’s operating expenses for the nine month period ended July 31, 2009 compared to the nine month period ended July 31, 2008, was primarily due to the $12.4 million decrease in the estimated provision for incentive compensation expense and the approximately $787,000 decrease in interest and other borrowing costs offset by the increase of approximately $804,000 in the management fee expense. The Amended Agreement extended the expense cap applicable to the Company for an additional two fiscal years (fiscal years 2009 and 2010) and increased the expense cap from 3.25% to 3.5%. For fiscal year 2008 and for the nine month period ended July 31, 2009 annualized, the Company’s expense ratio was 2.93% and 3.19%, respectively, (taking into account the same carve outs as those applicable to the expense cap).
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
REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES
     For the Nine Month Periods Ended July 31, 2010 and 2009. Net realized gains for the nine month period ended July 31, 2010 were $32.2 million. Net realized gains for the nine month period ended July 31, 2009 were immaterial.
For the Nine Month Period Ended July 31, 2010
     Net realized gains for the nine month period ended July 31, 2010 were $32.2 million. The significant components of the Company’s net realized gains for the nine month period ended July 31, 2010 was primarily due to the gains on the sale of Vitality common and preferred stock and warrants and the sale of Dakota Growers common and preferred stock offset by the losses on the sale of Vendio common and preferred stock and Phoenix Coal common stock.
     On December 29, 2009, the Company sold the common stock, preferred stock and warrants of Vitality. The amount received from the sale of the 556,472 common shares was approximately $10.0 million, for the 1 million preferred shares was approximately $14.0 million, and for the 1 million warrants was approximately $3.8 million. As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. On March 9, 2010, the Company received its first scheduled disbursement from the Vitality escrow totaling approximately $522,000. There were no claims against the escrow, so 100% of the expected proceeds of the first scheduled disbursement were released. At the same time, the Company received its portion of a working capital adjustment paid to Vitality. The Company’s share of the proceeds from the working capital adjustment totaled approximately $471,000 and was recorded as additional long-term capital gain. The total proceeds received from the escrow disbursement and working capital adjustment was approximately $993,000. The value of the escrow was increased by $150,000 by the Valuation Committee during the nine month period ended July 31, 2010. This escrow is currently valued at approximately $1.9 million on the Company’s consolidated balance sheet as of July 31, 2010. Total amount received from the sale as of July 31, 2010 was approximately $30.6 million resulting in a realized gain of approximately $13.9 million, which was treated as a long-term capital gain.
     On March 10, 2010, the Company announced that its portfolio company, Dakota Growers had signed a definitive merger agreement with Viterra, Canada’s leading agri-business that provides premium quality ingredients to leading global food manufacturers, under which Dakota Growers would be acquired by a subsidiary of Viterra for approximately $240 million in cash. Under the terms of the agreement, Viterra would commence a tender offer to acquire all of the outstanding shares of Dakota Growers’ common stock at a price of $18.28 per share resulting in anticipated proceeds of approximately $38.0 million. The acquisition closed shortly after completion of a tender of a majority (50.1%) of the outstanding shares of Dakota Growers common stock, the receipt of various regulatory approvals and the satisfaction of other customary closing conditions and contingencies. On May 3, 2010, the Company converted its 1,065,000 preferred shares of Dakota Growers to 1,065,000 common shares of Dakota Growers. On May 6, 2010, the Company sold its shares in Dakota Growers for approximately $37.9 million, resulting in a realized gain of approximately $22.0 million.

     On July 2, 2010, the Company sold the common stock and preferred stock of Vendio. The amount received from the sale of the 10,476 common shares was approximately $2,900 and for the 6,443,188 preferred shares was approximately $2.9 million, resulting in a realized loss of approximately $3.5 million, including the proceeds held in escrow. As part of this transaction, there was approximately $337,000 deposited in an escrow account subject to a reduction over an eighteen month period. This escrow is valued at approximately $180,000 on the Company’s consolidated balance sheet as of July 31, 2010.
     During the nine month period ended July 31, 2010, the Company sold the remaining 666,667 shares of Phoenix Coal common stock. The total amount received from the sale net of commission was approximately $295,000, resulting in a realized loss of approximately $205,000.
For the Nine Month Period Ended July 31, 2009
There were no material net realized losses or gains for the nine month period ended July 31, 2009.
UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES
     For the Nine Month Periods Ended July 31, 2010 and 2009. The Company had a net change in unrealized depreciation on portfolio investments of approximately $34.1 million for the nine month period ended July 31, 2010 and a net change in unrealized depreciation on portfolio investments of approximately $23.6 million for the nine month period ended July 31, 2009, an increase of approximately $10.5 million.
For the Nine Month Period Ended July 31, 2010
     The Company had a net change in unrealized depreciation on portfolio investments of approximately $34.1 million for the nine month period ended July 31, 2010. The change in unrealized depreciation on investment transactions for the nine month period ended July 31, 2010 primarily resulted from the increase in unrealized depreciation reclassification from unrealized to realized, caused by the sale of Vitality, Dakota Growers, and Vendio, of approximately $29.2 million. The other components in the change in unrealized appreciation are the Valuation Committee’s decision to increase the fair value of the Company’s investments in Dakota Growers common stock by approximately $3.4 million and preferred stock by approximately $3.6 million, Octagon equity interest by $1.5 million, Summit common stock by $9.0 million, Velocitius equity interest by $400,000, PreVisor common stock by $3.4 million and LHD Europe series A common stock by approximately $166,000 and series B common Stock by approximately $58,000. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $5.0 million due to PIK distributions which were treated as a return of capital. The Valuation Committee also decreased the fair value of the Company’s investments in Amersham second lien notes by $2.4 million, BP second lien loan by $6.8 million, Ohio Medical common stock by $5.0 million, SGDA preferred equity interest by approximately $2.4 million, MVC Automotive equity interest by $4.4 million, Security Holdings equity interest by approximately $6.4 million, GDC senior subordinated loan by approximately $1.6 million and Vendio preferred stock by approximately $1.9 million and common stock by $5,500 during the nine month period ended July 31, 2010. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling approximately $567,000.
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
PORTFOLIO INVESTMENTS
     For the Nine Month Period Ended July 31, 2010 and the Year Ended October 31, 2009. The cost of the portfolio investments held by the Company at July 31, 2010 and at October 31, 2009 was $376.3 million and $422.8 million, respectively, a decrease of $46.5 million. The aggregate fair value of portfolio investments at July 31, 2010 and at October 31, 2009 was $422.2 million and $502.8 million, respectively, a decrease of $80.6 million. The Company held cash and cash equivalents at July 31, 2010 and at October 31, 2009 of $59.3 million and $1.0 million, respectively, an increase of approximately $58.3 million.
For the Nine Month Period Ended July 31, 2010
     During the nine month period ended July 31, 2010, the Company obtained one new investment in IPC in the form of a warrant. The Company received the warrant solely for services provided to a new investor in IPC.
     During the nine month period ended July 31, 2010, the Company made three follow-on investments in existing portfolio companies committing capital totaling $7.0 million. On January 4, 2010, the Company loaned $800,000 to Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. As of July 31, 2010, the $800,000 demand note was outstanding. On March 12, 2010, the Company invested $4.5 million and $1.7 million in SGDA Europe and Security Holdings, respectively, in the form of additional equity interests.
     At October 31, 2009, the balance of the secured revolving note provided to Marine was $900,000. Net borrowings during the nine month period ended July 31, 2010 were $1.1 million resulting in a balance of $2.0 million at such date.
     On December 29, 2009, the Company sold the common stock, preferred stock and warrants of Vitality. The amount received from the sale of the 556,472 common shares was approximately $10.0 million, for the 1 million preferred shares was approximately $14.0 million, and for the 1 million warrants was approximately $3.8 million. As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. On March 9, 2010, the Company received its first scheduled disbursement from the Vitality escrow totaling approximately $522,000. There were no claims against the escrow so 100% of the expected proceeds of the first scheduled disbursement were released. At the same time, the Company received its portion of a working capital adjustment paid to Vitality. The Company’s share of the proceeds from the working capital adjustment totaled approximately $471,000 and was recorded as additional long-term capital gain. The total proceeds received from the escrow disbursement and working capital adjustment was approximately $993,000. The value of the escrow was increased by $150,000 by the Valuation Committee during the nine month period ended July 31, 2010. This escrow is currently valued at approximately $1.9 million on the Company’s consolidated balance sheet as of July 31, 2010. Total amount received from the sale as of July 31, 2010 was approximately $30.6 million resulting in a realized gain of approximately $13.9 million, which was treated as a long-term capital gain. Prior to the sale of Vitality on December 29, 2009, Vitality’s European operations (which were not acquired by the buyer) were distributed to Vitality’s shareholders on a pro-rata basis. The Company received 960 shares of Series A common stock and 334 shares of convertible Series B common stock in LHD Europe as part of this transaction. At July 31, 2010, the Series A common stock had a fair value of approximately $332,000 and the convertible Series B common stock had a fair value of approximately $118,000.
     On December 31, 2009 and April 7, 2010, Marine made principal payments of $625,000 on each date on its senior subordinated loan. The balance of the loan as of July 31, 2010 was $9.8 million.
     On March 10, 2010, the Company announced that its portfolio company, Dakota Growers had signed a definitive merger agreement with Viterra, Canada’s leading agri-business that provides premium quality ingredients to leading global food manufacturers, under which Dakota Growers would be acquired by a subsidiary of Viterra for approximately $240 million in cash. Under the terms of the agreement, Viterra would commence a tender offer to acquire all of the outstanding shares of Dakota Growers’ common stock at a price of $18.28 per share resulting in anticipated proceeds of approximately $38.0 million. The acquisition closed shortly after completion of a tender of a majority (50.1%) of the outstanding shares of Dakota Growers common stock, the receipt of various regulatory approvals and the satisfaction of other customary closing conditions and contingencies. On May 3, 2010, the Company converted its 1,065,000 preferred shares of Dakota Growers to 1,065,000 common shares of Dakota Growers. On May 6, 2010, the Company sold its shares in Dakota Growers for approximately $37.9 million, resulting in a realized gain of approximately $22.0 million. The Company no longer has an investment in Dakota Growers.
     On March 16, 2010, the Company contributed its common and preferred equity interest in SGDA to SGDA Europe to achieve operating efficiencies. The Company has 99.99% economic ownership in SGDA Europe. The fair value of SGDA Europe’s equity interest increased by approximately $4.2 million and the cost basis was increased by $5.0 million as a result of this cashless transaction. There was no gain or loss to the Company from this transaction. The fair value of SGDA Europe’s equity interest at July 31, 2010 was $16.2 million.
     On June 1, 2010, Octagon made a principal payment of $4.0 million on its term loan. The balance of the term loan as of July 31, 2010 was $1.0 million.
     On July 2, 2010, the Company sold its common and preferred shares of Vendio, a Legacy Investment. The amount received from the sale of the 10,476 common shares was approximately $2,900 and for the 6,443,188 preferred shares was approximately $2.9 million, which resulted in a realized loss of approximately $3.5 million, including proceeds held in escrow. As part of this transaction, there was approximately $337,000 deposited in an escrow, account subject to reduction over an eighteen month period. This escrow is valued at approximately $180,000 on the Company’s consolidated balance sheet as of July 31, 2010.
     During the nine month period ended July 31, 2010, Amersham made principal payments of $375,000, repaying its senior secured loan in full, including all accrued interest.
     During the nine month period ended July 31, 2010, SP made principal payments of approximately $151,000, on its first lien loan. The balance of the first lien loan as of July 31, 2010, was approximately $750,000.
     During the nine month period ended July 31, 2010, Total Safety made principal payments of approximately $24,000 on its first lien loan. The balance of the first lien loan as of July 31, 2010 was approximately $949,000.
     During the nine month period ended July 31, 2010, the Company received approximately $80,000 in principal payments on the term loan provided to Storage Canada. The balance of the term loan at July 31, 2010 was approximately $1.0 million.
     During the nine month period ended July 31, 2010, Innovative Brands made principal payments of approximately $10.4 million on its term loan, repaying the term loan in full including all accrued interest.

     During the nine month period ended July 31, 2010, the Company sold the remaining 666,667 shares of Phoenix Coal common stock. The total amount received from the sale net of commission was approximately $295,000, resulting in a realized loss of approximately $205,000.
     During the nine month period ended July 31, 2010, Henry Company made principal payments of approximately $1.7 million and $2.0 million on its term loan A and term loan B, respectively, repaying the term loans in full including all accrued interest.
     On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company has earned one-time fee income of approximately $1.2 million and will be recognizing an additional $1.6 million in fee income over the life of the guarantee. As of July 31, 2010, the cash collateral has been released as the letter of credit has expired.
     During the quarter ended January 31, 2010, the Valuation Committee increased the fair value of the Company’s investments in Dakota Growers common stock by approximately $2.4 million and preferred stock by approximately $2.6 million, Octagon equity interest by $1.0 million, Summit common stock by $2.0 million, Velocitius equity interest by $1.0 million, and LHD Europe series A common stock by approximately $166,000 and series B common Stock by approximately $58,000. In addition, increases in the cost basis and fair value of the loans to GDC, Custom Alloy, SP, Marine, Turf, BP, Summit, and U.S. Gas and the Marine and Vitality preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $1,752,454. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.6 million due to a PIK distribution which was treated as a return of capital. Also, during the quarter ended January 31, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $89,000. The Valuation Committee also decreased the fair value of the Company’s investments in Amersham second lien notes by $2.4 million, BP second lien loan by $1.6 million, Ohio Medical common stock by $1.3 million, SGDA preferred equity interest by approximately $2.4 million, and Vendio preferred stock by approximately $746,000 and common stock by $3,600 during the quarter ended January 31, 2010. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling approximately $186,000.
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
     During the quarter ended July 31, 2010, the Valuation Committee increased the fair value of the Company’s investments in PreVisor, Inc. common stock by 3.4 million. In addition, increases in the cost basis and fair value of the loans to GDC, Custom Alloy, SP, Marine, Turf, BP, Summit, and U.S. Gas and the Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $1,145,719. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.7 million due to a PIK distribution which was treated as a return of capital. Also, during the quarter ended

July 31, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $108,000. The Valuation Committee also decreased the fair value of the Company’s investments in BP second lien loan by approximately $5.2 million, MVC Automotive equity interest by $4.4 million, Security Holdings equity interest by approximately $6.4 million, Ohio Medical common stock by $3.7 million, and GDC senior subordinated loan by approximately $1.6 million during the quarter ended July 31, 2010. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling approximately $193,000.
     During the nine month period ended July 31, 2010, the Valuation Committee increased the fair value of the Company’s investments in Dakota Growers common stock by approximately $3.4 million and preferred stock by approximately $3.6 million, Octagon equity interest by $1.5 million, Summit common stock by $9.0 million, Velocitius equity interest by $400,000, PreVisor common stock by $3.4 million, and LHD Europe series A common stock by approximately $166,000 and series B common Stock by approximately $58,000. In addition, increases in the cost basis and fair value of the loans to GDC, Custom Alloy, SP, Marine, Turf, BP, Summit, and U.S. Gas and the Marine and Vitality preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $4,241,987. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $5.0 million due to PIK distributions which were treated as a return of capital. Also, during the nine month period ended July 31, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $259,000. The Valuation Committee also decreased the fair value of the Company’s investments in Amersham second lien notes by $2.4 million, BP second lien loan by $6.8 million, Ohio Medical common stock by $5.0 million, SGDA preferred equity interest by approximately $2.4 million, MVC Automotive equity interest by $4.4 million, Security Holdings equity interest by approximately $6.4 million, GDC senior subordinated loan by approximately $1.6 million and Vendio preferred stock by approximately $1.9 million and common stock by $5,500 during the nine month period ended July 31, 2010. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling approximately $567,000.
     At July 31, 2010, the fair value of all portfolio investments, exclusive of short-term securities, was $422.2 million with a cost basis of $376.3 million. At July 31, 2010, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $411.4 million and $334.0 million, respectively. At October 31, 2009, the fair value of all portfolio investments, exclusive of short-term securities, was $502.8 million, with a cost basis of $422.8 million. At October 31, 2009, the fair value and cost basis of the Legacy Investments was $15.3 million and $48.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $487.5 million and $373.9 million, respectively.
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

Portfolio Companies
     During the nine month period ended July 31, 2010, the Company had investments in the following portfolio companies:
Actelis Networks, Inc.
     Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.
     At October 31, 2009 and July 31, 2010, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been fair valued at $0.
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
     On June 29, 2010, the $2.5 million note matured. Amersham did not repay the note or the accrued interest at the time of maturity. The Company has not been accruing interest on this note since June 29, 2010.
     During the nine month period ended July 31, 2010, Amersham made principal payments of $375,000, repaying its senior secured loan in full, including all accrued interest.
     During the nine month period ended July 31, 2010, the Valuation Committee decreased the combined fair value of the $2.5 million note and the $4.0 million note by approximately $2.4 million to a combined fair value of $0.
     At July 31, 2010, the notes had a combined outstanding balance and cost of $6.5 million and a combined fair value of $0. The increase in the outstanding balance and cost of the loan is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest. The Company has reserved in full against the interest accrued on the $2.5 million and $4.0 million note.
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
     During the nine month period ended July 31, 2010, the Valuation Committee decreased the fair value of the second lien loan by approximately $6.8 million.
     At July 31, 2010, the loans had a combined outstanding balance of $23.3 million, a cost basis of $23.2 million and a fair value of $14.8 million. The increase in the outstanding balance, cost and fair value of the term loans are due to the amortization of loan origination fees and the increase in the outstanding balance and cost of the second lien loan is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     At July 31, 2010, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost and fair value of $44,000 and the 1,991 shares of convertible series B preferred stock had a cost and fair value of approximately $10.0 million. The unsecured subordinated loan had an outstanding balance of $13.3 million, a cost of $13.2 million and a fair value of $13.3 million. The increase in the cost basis and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     During the nine month period ended July 31, 2010, the Valuation Committee increased the fair value of the preferred stock by approximately $3.6 million and the common stock by approximately $3.4 million.
     On March 10, 2010, the Company announced that its portfolio company, Dakota Growers had signed a definitive merger agreement with Viterra Inc. (TSX: VT) (“Viterra”), Canada’s leading agri-business that provides premium quality ingredients to leading global food manufacturers, under which Dakota Growers would be acquired by a subsidiary of Viterra for approximately $240 million in cash. Under the terms of the agreement, Viterra would commence a tender offer to acquire all of the outstanding shares of Dakota Growers’ common stock at a price of $18.28 per share resulting in anticipated proceeds of approximately $38.0 million. The acquisition closed shortly after completion of a tender of a majority (50.1%) of the outstanding shares of Dakota Growers common stock, the receipt of various regulatory approvals and the satisfaction of other customary closing conditions and contingencies. On May 3, 2010, the Company converted its 1,065,000 preferred shares of Dakota Growers to 1,065,000 common shares of Dakota Growers. On May 6, 2010, the Company sold its shares in Dakota Growers for approximately $37.9 million, resulting in a realized gain of approximately $22.0 million.
     At July 31, 2010, the Company no longer held an investment in Dakota Growers.

DPHI, Inc. (formerly DataPlay, Inc.)
     DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.
     At October 31, 2009 and July 31, 2010, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.
Foliofn, Inc.
     Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.
     At October 31, 2009 and July 31, 2010, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $10.8 million.
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
     During the nine month period ended July 31, 2010, the Valuation Committee decreased the fair value of the senior subordinated loan by approximately $1.6 million.
     At July 31, 2010, the loan had an outstanding balance and cost of $3.2 million. The loan was fair valued at $1.6 million. The warrant was fair valued at $0. The increase in the outstanding balance and cost of the loan is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The Company has reserved in full against the interest accrued on the senior subordinated note.
Harmony Pharmacy & Health Center, Inc.
     Harmony Pharmacy, Purchase, New York, operates pharmacy and healthcare centers primarily in airports in the United States. Harmony Pharmacy opened their first store in Newark International Airport in March of 2007 and has since opened stores in John F. Kennedy International Airport and San Francisco International Airport.
     At October 31, 2009, the Company’s equity investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and a fair value of $0. The revolving credit facility had an outstanding balance of $4.8 million, a cost of $4.8 million, and a fair value of $4.0 million. The credit facility bears annual interest at 10%, matures on December 1, 2009 and has a 0.50% unused fee per annum. The demand notes had an outstanding balance of $6.7 million with a cost and fair value of $6.7 million.
     During the nine month period ended July 31, 2010, the Company loaned $800,000 to Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. As of July 31, 2010, the $800,000 demand note was outstanding.
     During the nine month period ended July 31, 2010, the Company extended the maturity date of the revolving credit facility from April 30, 2010 to December 31, 2010.
     At July 31, 2010, the Company’s equity investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and a fair value of $0. The revolving credit facility had an outstanding balance of $5.1 million, a cost of $5.1 million, and a fair value of $4.0 million. The demand notes had a outstanding balance, cost and fair value of $7.5 million. The increase in the outstanding balance and cost basis of the revolving credit facility is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest. The Company has reserved in full against the interest accrued on the revolving credit facility and the demand notes.
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
     During the nine month period ended July 31, 2010, Henry Company made principal payments of approximately $1.7 million and $2.0 million on its term loan A and term loan B, respectively, repaying the term loans in full including all accrued interest.
     At July 31, 2010, the Company no longer held an investment in Henry.
HuaMei Capital Company, Inc.
     HuaMei, San Francisco, California, is a Chinese-American, cross border investment bank and advisory company.
     At October 31, 2009 and July 31, 2010, the Company’s investment in HuaMei consisted of 500 shares of common stock with a cost of $2.0 million and fair value of $1.5 million.
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
     During the nine month period ended July 31, 2010, Innovative Brands made principal payments of approximately $10.4 million on its term loan, repaying the term loan in full including all accrued interest.
     At July 31, 2010, the Company no longer held an investment in Innovative.
Integrated Packaging Corporation
     IPC, New Brunswick, New Jersey, is a manufacturer of corrugated boxes and packaging material.
     On April 2, 2010, the Company made an investment in IPC in the form of a warrant. The Company received the warrant in exchange for services provided to a new investor in IPC.
     At July 31, 2010, the Company’s investment in IPC had no cost basis and has been fair valued at $0.
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

     On January 21, 2010, the Company sold the common stock of LHD Europe to Juice House, Inc. As of July 31, 2010, the proceeds of the sale of LHD Europe have not been distributed by Juice House, Inc. and thus LHD Europe remains an investment of the Company.
     During the nine month period ended July 31, 2010, the Valuation Committee increased the fair value of the convertible Series A common stock by approximately $166,000 and the convertible Series B common stock by approximately $58,000.
     At July 31, 2010, the convertible Series A common stock had a cost basis of approximately $166,000 and a fair value of approximately $332,000 and the convertible Series B common stock had a cost basis of approximately $59,000 and a fair value of approximately $118,000.
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
     At October 31, 2009 and July 31, 2010, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.
Mainstream Data, Inc.
     Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.
     At October 31, 2009 and July 31, 2010, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.
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
     Net borrowings on the secured revolving note during the nine month period ended July 31, 2010 were $1.1 million.
     At July 31, 2010, the Company’s senior secured loan had an outstanding balance, a cost basis and a fair value of $9.8 million. The secured revolving note had an outstanding balance, cost and fair value of $2.0 million. The preferred stock had a cost and fair value of $2.7 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.

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
     During the nine month period ended July 31, 2010, the maturity date on the bridge loan was extended to December 31, 2010.
     During the nine month period ended July 31, 2010, the Valuation Committee decreased the fair value of the equity interest by $4.4 million.
     At July 31, 2010, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $34.7 million and a fair value of $42.1 million. The bridge loan had a cost and fair value of $3.6 million. The mortgage guarantees for MVC Automotive were equivalent to approximately $15.5 million at July 31, 2010. These guarantees were taken into account in the valuation of MVC Automotive.
     Michael Tokarz, Chairman of the Company, and Christopher Sullivan, a representative of the Company, serve as directors of MVC Automotive.
MVC Partners LLC
     MVC Partners, Purchase, New York, a wholly-owned portfolio company, is a private equity firm established primarily to serve as the general partner, managing member or anchor investor of private or other investment vehicles.
     At October 31, 2009 and July 31, 2010, the Company’s equity investment in MVC Partners had a cost basis of approximately $1.4 million and fair value of approximately $1.1 million.
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
     During the nine month period ended July 31, 2010, the Valuation Committee increased the fair value of the equity investment by $1.5 million.
     During the nine month period ended July 31, 2010, the cost basis of the equity investment was increased by approximately $259,000 because of an allocation in flow through income.
     At July 31, 2010, the term loan had an outstanding balance of $1.0 million with a cost of approximately $1.0 million. The loan was fair valued at $1.0 million. The increase in cost basis of the loan is due to the amortization of loan origination fees. The increase was approved by the Company’s Valuation Committee. The revolving line of credit did not have an outstanding balance as of July 31, 2010.
     At July 31, 2010, the equity investment had a cost basis of approximately $1.5 million and a fair value of $4.5 million.
Ohio Medical Corporation
     Ohio Medical, Gurnee, Illinois, is a manufacturer and supplier of suction and oxygen therapy products, medical gas equipment, and input devices.

     At October 31, 2009, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis and fair value of $17.0 million and $9.1 million, respectively, and 13,227 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $40.0 million.
     During the nine month period ended July 31, 2010, the Valuation Committee decreased the fair value of the common stock by $5.0 million.
     At July 31, 2010, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis and fair value of $17.0 million and $4.1 million, respectively, and 14,878 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $45.0 million. The increase in the fair value of the convertible preferred stock of $5.0 million is due to PIK distributions which were treated as a return of capital. This increase was approved by the Company’s Valuation Committee.
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
     During the nine month period ended July 31, 2010, the Company sold the remaining 666,667 shares of Phoenix Coal common stock. The total amount received from the sale net of commission was approximately $295,000, resulting in a realized loss of approximately $205,000. Over the life of the investment, there was a combined realized gain on the sale of Phoenix Coal common stock of approximately $293,000.
     At July 31, 2010, the Company no longer held an investment in Phoenix Coal.
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
     During the nine month period ended July 31, 2010, the Valuation Committee increased the fair value of the common stock by $3.4 million.
     At July 31, 2010, the common stock had a cost basis and fair value of $6.0 million and $10.4 million, respectively.
SafeStone Technologies Limited (formerly Safestone Technologies PLC)
     SafeStone Limited, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.
     At October 31, 2009 and July 31, 2010, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.

Security Holdings, B.V.
     Security Holdings is an Amsterdam-based holding company that owns FIMA, a Lithuanian security and engineering solutions company.
     At October 31, 2009, the Company’s investment in Security Holdings had a cost of $28.2 million and a fair value of $10.0 million.
     On March 12, 2010, the Company invested $1.7 million in Security Holdings in the form of equity interest.
     During the nine month period ended July 31, 2010, the Valuation Committee decreased the fair value of the equity interest by $6.4 million.
     At July 31, 2010, the Company’s investment in Security Holdings had a cost of $29.9 million and a fair value of $5.3 million.
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
     At July 31, 2010, the Company’s equity investment had a cost basis of $17.4 million and a fair value of $16.2 million. The senior secured loan had an outstanding balance, cost and fair value of $1.5 million.
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
     During the nine month period ended July 31, 2010, the Valuation Committee determined to decrease the fair value of the Company’s preferred equity interest by $2.4 million.
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
     At July 31, 2010, the term loan had an outstanding balance of $6.2 million with a cost of $6.2 million. The term loan was fair valued at $6.2 million.

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
     At July 31, 2010, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of $3.8 million. The guarantee for Tekers was equivalent to approximately $1.8 million at July 31, 2010. These guarantees were taken into account in the valuation of Tekers.
Sonexis, Inc.
     Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.
     At October 31, 2009 and July 31, 2010, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been fair valued at $0.
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
     During the nine month period ended July 31, 2010, SP made principal payments of approximately $151,000, on its first lien loan.
     At July 31, 2010, the first lien loan and the second lien loan had outstanding balances of approximately $750,000 and $26.0 million, respectively, with a cost basis of approximately $596,000 and $25.7 million, respectively. The first lien loan and second loan had fair values of approximately $750,000 and $26.0 million, respectively. The increase in cost and fair value of the second lien loan is due to the amortization of loan origination fees and to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     During the nine month period ended July 31, 2010, the Company received approximately $80,000 in principal payments on the term loan provided to Storage Canada.
     At July 31, 2010, the Company’s investment in Storage Canada had an outstanding balance of $1.0 million and a cost basis and fair value of $1.0 million.
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
     During the nine month period ended July 31, 2010, the Valuation Committee increased the fair value of the common stock by $9.0 million.
     At July 31, 2010, the Company’s second lien loan had an outstanding balance of $10.1 million with a cost of $10.0 million. The second lien loan was fair valued at $10.1 million. The 1,115 shares of common stock were fair valued at $47.0 million and had a cost basis of $16.0 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
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
     During the nine month period ended July 31, 2010, Total Safety made principal payments of approximately $24,000 on its first lien loan.
     During the nine month period ended July 31, 2010, the interest rate on the first lien loan was increased to LIBOR, with a 2.0% floor, plus 4.25%.
     At July 31, 2010, the loans had a combined outstanding balance and cost basis of $4.4 million. The loan assignments were fair valued at $4.4 million.
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
     At July 31, 2010, the mezzanine loan had an outstanding balance, cost basis and a fair value of $8.4 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The junior revolving note had an outstanding balance and fair value of $1.0 million. The membership interest has a cost of $3.5 million and a fair value of $3.2 million. The warrant was fair valued at $0.
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
     On March 31, 2010, U.S. Gas refinanced its senior credit facility with another lender. As a result of the refinancing, the $10 million guarantee to Amzak Capital Management, LLC for the senior credit facility has been released. At July 31, 2010, the revolving senior credit facility was no longer a commitment of the Company.
     At July 31, 2010, the second lien loan had an outstanding balance of $8.6 million with a cost of $8.5 million and a fair value of $8.6 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The convertible Series I preferred stock had a fair value of $58.9 million and a cost of $500,000, and the convertible Series J preferred stock had a fair value of $1.9 million and a cost of $0. The guarantee for U.S. Gas at July 31, 2010, was $10 million. This guarantee was taken into account in the valuation of U.S. Gas.
     Puneet Sanan and Shivani Khurana, representatives of the Company, serve as Chairman and director, respectively, of U.S. Gas.
Velocitius B.V.
     Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.
     At October 31, 2009, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $23.2 million. There was no amount outstanding on Line II, which expired on April 30, 2010 and bears annual interest at 8%.
     During the nine month period ended July 31, 2010, the Valuation Committee increased the fair value of the Company’s equity investment by $400,000.
     At July 31, 2010, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $23.6 million.
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
     During the nine month period ended July 31, 2010, the Valuation Committee decreased the fair value of the preferred stock by approximately $1.9 million and the common stock by $5,500.
     On July 2, 2010, the Company sold the common stock and preferred stock of Vendio. The amount received from the sale of the 10,476 common shares was approximately $2,900 and for the 6,443,188 preferred shares was approximately $2.9 million, resulting in a realized loss of approximately $3.5 million, including proceeds held in escrow. As part of this transaction, there was approximately $337,000 deposited in an escrow account subject to a reduction over an eighteen month period. This escrow is valued at approximately $180,000 on the Company’s consolidated balance sheet as of July 31, 2010.
     At July 31, 2010, the Company no longer held an investment in Vendio.

Vestal Manufacturing Enterprises, Inc.
     Vestal, Sweetwater, Tennessee, is a market leader for steel fabricated products to brick and masonry segments of the construction industry. Vestal manufactures and sells both cast iron and fabricated steel specialty products used in the construction of single-family homes.
     At October 31, 2009 and July 31, 2010, the senior subordinated promissory note, which bears annual interest at 12% and matures on April 29, 2011, had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were fair valued at $1.6 million.
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
     On December 29, 2009, the Company sold the common stock, preferred stock and warrants of Vitality. The amount received from the sale of the 556,472 common shares was approximately $10.0 million, for the 1 million preferred shares was approximately $14.0 million, and for the 1 million warrants were approximately $3.8 million. As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. On March 9, 2010, the Company received its first scheduled disbursement from the Vitality escrow totaling approximately $522,000. There were no claims against the escrow so 100% of the expected proceeds of the first scheduled disbursement were released. At the same time, the Company received its portion of a working capital adjustment paid to Vitality. The Company’s share of the proceeds from the working capital adjustment totaled approximately $471,000 and was recorded as additional long-term capital gain. The total proceeds received from the escrow disbursement and working capital adjustment was approximately $993,000. The value of the escrow was increased by $150,000 by the Valuation Committee during the nine month period ended July 31, 2010. This escrow is currently valued at approximately $1.9 million on the Company’s consolidated balance sheet as of July 31, 2010. Total amount received from the sale as of July 31, 2010 was approximately $30.6 million resulting in a realized gain of approximately $13.9 million, which was treated as a long-term capital gain.
     At July 31, 2010, the Company no longer held an investment in Vitality.
WBS Carbons Acquisitions Corp.
     WBS, Middletown, New York, is a manufacturer of antiperspirant actives and water treatment chemicals.
     At October 31, 2009 and July 31, 2010, the bridge loan had an outstanding balance, cost and fair value of $1.8 million. The bridge loan bears annual interest at 6% and matures on December 30, 2011.
Liquidity and Capital Resources
     At July 31, 2010, the Company had investments in portfolio companies totaling $422.2 million. Also, at July 31, 2010, the Company had cash equivalents totaling approximately $59.3 million. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.
     During the nine month period ended July 31, 2010, the Company obtained one new investment in IPC in the form of a warrant. The Company received the warrant solely for services provided to a new investor in IPC.
     During the nine month period ended July 31, 2010, the Company made three follow-on investments in existing portfolio companies committing capital totaling $7.0 million. On January 4, 2010, the Company loaned

$800,000 to Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. As of July 31, 2010, the $800,000 demand note was outstanding. On March 12, 2010, the Company invested $4.5 million and $1.7 million in SGDA Europe and Security Holdings, respectively, in the form of additional equity interests.
     Current balance sheet resources, which include the additional cash resources from Credit Facility I, are believed to be sufficient to finance current commitments. Current commitments include:
     Commitments to/for Portfolio Companies:
     At July 31, 2010, the Company’s existing commitments to portfolio companies consisted of the following:
Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at July 31, 2010
Marine Revolving Loan Facility	$2.0 million	$2.0 million
Octagon Revolving Credit Facility	$7.0 million	—
Harmony Pharmacy Revolving Credit Facility	$4.0 million	$4.0 million
Tekers Guarantee	$1.8 million	—
MVC Automotive Guarantee	$8.5 million	—
MVC Automotive Guarantee	$5.2 million	—
Turf Junior Revolver	$1.0 million	$1.0 million
MVC Automotive Guarantee	$1.8 million	—
U.S. Gas Guarantee	$10.0 million	—
Total	$41.3 million	$7.0 million
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. As of October 31, 2009, the outstanding balance of the secured revolving loan facility was $900,000. Net borrowings during the nine month period ended July 31, 2010 were $1.1 million, resulting in a balance of $2.0 million at such date.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2009 and July 31, 2010, there was no balance outstanding.
     On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The maturity date of the revolving credit facility was extended to December 31, 2010. At October 31, 2009 and July 31, 2010, the outstanding balance of the revolving credit facility was $4.0 million.
     On May 1, 2007, the Company provided Velocitius a $650,000 revolving line of credit. The revolving line of credit expired on April 30, 2010 and had an annual interest at 8%. At July 31, 2010, the revolving line of credit was no longer a commitment of the Company.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $1.8 million at July 31, 2010.
     On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility to U.S. Gas. The revolving senior credit facility had an annual interest at LIBOR plus 6% or Prime plus 4.5%, which is at U.S.

Gas’ discretion. The balance of the senior credit facility at October 31, 2008 was approximately $12.2 million. Net repayments during fiscal year 2009 on the senior credit facility were approximately $12.2 million, resulting in a zero balance at October 22, 2009. On October 22, 2009, the Company participated the revolving credit facility to Amzak Capital Management, LLC. The Company agreed to guarantee the $10 million credit facility under certain circumstances related to an event of default. On March 31, 2010, U.S. Gas refinanced its senior credit facility with another lender. As a result of the refinancing, the $10 million guarantee to Amzak Capital Management, LLC for the senior credit facility has been released. At October 31, 2009 and July 31, 2010, the revolving senior credit facility was no longer a commitment of the Company.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $8.5 million at July 31, 2010.
     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.2 million at July 31, 2010) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2009 and July 31, 2010, the outstanding balance of the secured junior revolving note was $1.0 million.
     On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruna (“CZK”) mortgage for MVC Automotive, equivalent to approximately $1.8 million at July 31, 2010.
     On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company has earned one-time fee income of approximately $1.2 million and will be recognizing an additional $1.6 million in fee income over the life of the guarantee. As of July 31, 2010, the cash collateral has been released as the letter of credit has expired.
     On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.
     Commitments of the Company:
     Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers, which has since been amended and restated (the “Advisory Agreement”) and described in Note 8. “Management”, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue.
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million Credit Facility I, consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2009, there was $50.0 million in term debt and $12.3 million in revolving credit on Credit Facility I outstanding. The Company made net repayments of $12.3 million on the revolving credit portion of Credit Facility I during the period November 1, 2009 to April 13, 2010. On April 13, 2010, the Company renewed Credit Facility I with Guggenheim for three years. Credit Facility I now only consists of a $50.0 million term loan, which will expire on April 27, 2013, at which time the outstanding amount under Credit Facility I will be due and payable. As of July 31, 2010, there was $50.0 million outstanding on Credit Facility I. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a

1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing Credit Facility I. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. Please see the Item 3 Risk Factor, “We may be unable to meet our covenant obligations under our credit facility, which could adversely affect our business,” for a risk factor relating to the Company’s credit facility.
     On April 24, 2008, the Company entered into a two-year, $50 million revolving Credit Facility II with Branch Banking and Trust Company (“BB&T”). There was no amount outstanding on Credit Facility II as of October 31, 2009 and on the maturity date of April 24, 2010. Credit Facility II was not renewed. Credit Facility II provided financing to the Company in addition to the Company’s existing Credit Facility I with Guggenheim. Proceeds from borrowings made under Credit Facility II were used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bore interest at LIBOR plus 50 basis points. In addition, the Company was also subject to an annual utilization fee of 25 basis points for the amount of Credit Facility II that was outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs were amortized evenly over the life of the facility. The prepaid expenses on the Balance Sheet included the unamortized portion of these costs. Borrowings under Credit Facility II were secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities whose purchase was approved by BB&T.
     The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.
Subsequent Events
     On September 2, 2010, the limited guarantee provided by the Company to U.S. Gas as a part of the ESPI acquisition was reduced from $10.0 million to $6.5 million.

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
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables which represent approximately 86.4% of the Company’s total assets at July 31, 2010. As discussed in Note 6 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.
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
     At July 31, 2010, approximately 86.4% of our total assets represented portfolio investments recorded at fair value.

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
Our investments in small and middle-market privately-held companies are extremely risky and you could lose your entire investment.
     Investments in small and middle-market privately-held companies are subject to a number of significant risks including the following:
•	Small and middle-market companies may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to companies that typically do not have capital sources readily available to them. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the borrowers to repay their loans to us upon maturity.
•	Small and middle-market companies typically have narrower product lines and smaller market shares than large companies. Because our target companies are smaller businesses, they may be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, smaller companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities, and a larger number of qualified managerial and technical personnel.
•	There is generally little or no publicly available information about these privately-held companies. There is generally little or no publicly available operating and financial information about privately-held companies. As a result, we rely on our investment professionals to perform due diligence investigations of these privately-held companies, their operations and their prospects. We may not learn all of the material information we need to know regarding these companies through our investigations. It is difficult, if not impossible, to protect the Company from the risk of fraud, misrepresentation or poor judgement by our portfolio companies.
•	Small and middle-market companies generally have less predictable operating results. We expect that our portfolio companies may have significant variations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, finance expansion or maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by their senior lenders.
•	Small and middle-market businesses are more likely to be dependent on one or two persons. Typically, the success of a small or middle-market company also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us.
•	Small and middle-market companies are likely to have greater exposure to economic downturns than larger companies. We expect that our portfolio companies will have fewer resources than larger businesses and an economic downturn may thus more likely have a material adverse effect on them.
•	Small and middle-market companies may have limited operating histories. We may make debt or equity investments in new companies that meet our investment criteria. Portfolio companies with limited operating histories are exposed to the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.
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
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million revolving credit facility (“Credit Facility I”) with Guggenheim Corporate Funding, LLC (“Guggenheim”) as administrative agent to the lenders. On April 13, 2010, the Company renewed Credit Facility I with Guggenheim for three years. Credit Facility I now only consists of a $50.0 million term loan with an interest rate of LIBOR plus 450 basis points with a 1.25% LIBOR floor. Credit Facility I contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy. As of July 31, 2010, there was $50.0 million in term debt outstanding under Credit Facility I. Credit Facility I will expire on April 27, 2013, at which time the outstanding amount under Credit Facility I will be due and payable.
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
(b) There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 31, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     We are not subject to any pending legal proceeding, and no such proceedings are known to be contemplated.
Item 1A. Risk Factors
     A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We had no unregistered sales of equity securities for the nine month period ended July 31, 2010. The following table represents our stock repurchase program for the nine month period ended July 31, 2010.

			Total Number of Shares	Approximate Dollar Value of
	Total Number of Shares	Average Price Paid per	Purchased as Part of Publicly	Shares that May Yet Be
Period	Purchased	Share including commission	Announced Program	Purchased Under the Program
May 1, 2010 - May 31, 2010	—	—	—	$5,000,000
June 1, 2010 - June 30, 2010	175,000	$13.09	175,000	$2,708,461
July 1, 2010 - July 31, 2010	83,000	$13.03	83,000	$1,627,035

Total	258,000	$13.07	258,000	$1,627,035
     On April 23, 2010, the Company’s Board of Directors approved a share repurchase program authorizing up to $5.0 million in share repurchases. The share repurchase program has no time limit and does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. Under the share repurchase program, shares may be repurchased from time to time at prevailing market prices during the Company’s open trading periods. As of July 31, 2010, there have been 258,000 shares repurchased at an average price of $13.07, including commission, with a total cost of approximately $3.4 million.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.

Item 6. Exhibits
(a)	Exhibits

Exhibit No.	Exhibit
10(a)	JPMorgan Chase Bank, N.A. Account Agreement.

10(b)	Amendment to Asset Account Agreement and General Terms for Accounts and Services by and between JPMorgan Chase Bank, N.A. and MVC Capital, Inc.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.
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

MVC Capital, Inc.
Date: September 8, 2010	/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC Capital, Inc.
Date: September 8, 2010	/s/ Peter Seidenberg
Peter Seidenberg

In the capacity of the officer who performs the functions of Principal Financial Officer.