Form 10-K
period 2010-10-31
MVC CAPITAL, INC.
filed 2010-12-21
CIK 1099941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 814-00201
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed fiscal second quarter: $252,646,259 computed on the basis of $14.13 per share, closing price of the common stock on the New York Stock Exchange (the “NYSE”) on April 30, 2010. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

There were 23,990,987 shares of the registrant’s common stock, $.01 par value, outstanding as of December 21, 2010.

DOCUMENT INCORPORATED BY REFERENCE:

Proxy Statement for the Company’s Annual Meeting of Shareholders 2011, incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

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

General

MVC Capital, Inc. is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). MVC Capital provides equity and debt investment capital to fund growth, acquisitions and recapitalizations of small and middle-market companies in a variety of industries primarily located in the United States. Our investments can take the form of common and preferred stock and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MVC.” Effective November 1, 2006, the Company has been externally managed by The Tokarz Group Advisers LLC (“TTG Advisers”) pursuant to an Amended and Restated Investment Advisory and Management Agreement (the “Advisory Agreement”). Our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), last approved the renewal of the Advisory Agreement at their in-person meeting held on October 26, 2010.

Under the Company’s current management team, which joined the Company in November 2003, the Company reversed a trend of 12 consecutive quarters of net operating losses and posted its first profitable quarter in the third quarter of fiscal year 2004, and earned a profit of approximately $18,000 for fiscal year 2004. The Company has continued to be profitable since fiscal year 2004, posting annual net operating income before taxes of $5.7 million, $3.9 million, $1.7 million, $2.1 million, $5.9 million and $5.6 million in each of fiscal years 2005 through 2010, respectively. Similarly, the change in net assets resulting from operations increased $26.3 million, $47.3 million, $65.7 million, $64.0 million, $14.2 million and $16.1 million for each of fiscal years 2005 through 2010, respectively.

Fiscal year 2010 represented another year where we navigated through a challenging environment and prudently deployed capital into existing opportunities. The Company obtained one new investment in Integrated Packaging Corporation (“IPC”) and made four follow-on investments in three existing portfolio companies in fiscal year 2010, committing capital totaling $8.3 million compared to $6.3 million and $126.3 million in fiscal years 2009 and 2008, respectively. The fiscal year 2010 follow-on investments included: Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”), SGDA Europe B.V. (“SGDA Europe”), and Security Holdings B.V. (“Security Holdings”).

The fiscal year 2009 follow-on investments included: MVC Partners LLC (“MVC Partners”), Harmony Pharmacy, SGDA Europe, and Amersham Corporation (“Amersham”).

The fiscal year 2008 new investments included: SP Industries, Inc. (“SP”), SGDA Europe, TerraMark, L.P. (“TerraMark”), and Security Holdings. The fiscal year 2008 follow-on investments included: MVC Partners, Harmony Pharmacy, Ohio Medical Corporation (“Ohio Medical”), Summit Research Labs, Inc. (“Summit”), Auto MOTOL BENI (“BENI”), SGDA Europe, SP, Turf Products, LLC (“Turf”) and U.S. Gas & Electric, Inc. (“U.S. Gas”).

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

Our portfolio company investments currently consist of common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, and convertible securities. At October 31, 2010, the value of all investments in portfolio companies was approximately $433.9 million and our gross assets were approximately $500.4 million compared to the value of investments in portfolio companies of approximately $502.8 million and gross assets of approximately $510.8 million at October 31, 2009.

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

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments or held in cash in an interest bearing account. As of October 31, 2010, the Company’s investments in short-term securities, cash and cash equivalents were valued at $56.4 million.

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

Although the Company has been in operation since 2000, the year 2003 marked a new beginning for the Company. In February 2003, shareholders elected an entirely new board of directors. (All but one of the independent members of the current Board of Directors were first elected at the February 2003 Annual Meeting of the shareholders.) The Board of Directors developed a new long-term strategy for the Company. In September 2003, upon the recommendation of the Board of Directors, shareholders voted to adopt a new investment objective for the Company of seeking to maximize total return from capital appreciation and/or income. The Company’s prior objective had been limited to seeking long-term capital appreciation from venture capital investments in the information technology industries. Consistent with our broader objective, we adopted a more flexible investment strategy of providing equity and debt financing to small and middle-market companies in a variety of industries. With the recommendation of the Board of Directors, shareholders also voted to appoint Michael Tokarz as Chairman and Portfolio Manager to lead the implementation of our new objective and strategy and to stabilize the existing portfolio. Prior to the arrival of Mr. Tokarz and his new management team in November 2003, the Company had experienced significant valuation declines from investments made by the former management team.

Mr. Tokarz and his team managed the Company under an internal structure through October 31, 2006. On September 7, 2006, the shareholders of the Company approved the Advisory Agreement (with over 92% of the votes cast on the agreement voting in its favor) that provided for the Company to be externally managed by TTG Advisers. The agreement took effect on November 1, 2006. TTG Advisers is a registered investment adviser that is controlled by Mr. Tokarz. All of the individuals (including the Company’s investment professionals) that had been previously employed by the Company as of the fiscal year ended October 31, 2006 became employees of TTG Advisers. The Company’s investment strategy and selection process has remained the same under the externalized management structure. Our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), last approved a renewal of the Advisory Agreement at their in-person meeting held on October 26, 2010.

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

Our Investment Strategy

On November 6, 2003, Mr. Tokarz assumed his current positions as Chairman and Portfolio Manager. We seek to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries. The investments can include common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. During the fiscal year ended October 31, 2010, the Company obtained one new investment and made four follow-on investments, committing a total of $8.3 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2010, 2.16% of our assets consisted of investments made by the Company’s former management team pursuant to the prior investment objective (the “Legacy Investments”). We are, however, managing these Legacy Investments to try and realize maximum returns. At October 31, 2010, the fair value of portfolio investments of the Legacy Investments was $10.8 million. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

Our portfolio investments are made pursuant to our objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income. Under our investment approach, we have the authority to invest, without limit, in any one portfolio company, subject to any diversification limits that may be required in order for us to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Due to our asset growth and composition, compliance with the RIC requirements currently restricts our ability to make additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of the issuer (“Non-Diversified Investments”).

We participate in the private equity business generally by providing negotiated equity and/or long-term debt investment capital. Our financing is generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases and/or bridge financings. We are typically the lead investor in such transactions but may also provide equity and debt financing to companies led by private equity firms or others. We generally invest in private companies, though, from time to time, we may invest in small public companies that may lack adequate access to public capital.

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s). In fact, during fiscal year 2006, we established MVC Partners for this purpose. Furthermore, the Board of Directors had authorized the establishment of a private equity fund (the “PE Fund”), for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the “GP”) and which may raise up to $250 million. On October 29, 2010, through MVC Partners, the Company committed to invest $20 million in the PE Fund. The PE Fund recently completed a first closing of approximately $80 million of capital commitments. The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is currently restricted from making Non-Diversified Investments. For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees paid by the PE Fund and up to 30% of the carried interest generated by the PE Fund. Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund. In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund.

As a result of the first closing of the PE Fund, consistent with the Board-approved policy concerning the allocation of investment opportunities, the PE Fund will receive a priority allocation of all private equity investments that would otherwise be Non-Diversified Investments for the Company during the PE Fund’s investment period. For a further discussion of this allocation policy, please see “Our Investment Strategy — Allocation of Investment Opportunities” below.

Additionally, in pursuit of our objective we may acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds should such opportunities arise.

As of October 31, 2010, October 31, 2009 and October 31, 2008, the fair value of the invested portion (excluding cash and short-term securities) of our net assets as a percentage consisted of the following:

	Fair Value as a Percentage of Our Net Assets
	As of	As of	As of
	October 31,	October 31,	October 31,
Type of Investment	2010	2009	2008

Senior/Subordinated Loans and credit facilities	26.17%	36.16%	39.75%
Common Stock	18.56%	20.33%	22.59%
Warrants	0.00%	0.90%	0.89%
Preferred Stock	35.06%	38.86%	29.60%
Other Equity Investments	22.30%	22.21%	23.51%

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments or held in cash in an interest bearing account. As of October 31, 2010, these investments were valued at approximately $56.4 million or 13.27% of net assets.

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

Investment Criteria.  Prospective investments are evaluated by the investment team based upon criteria that may be modified from time to time. The criteria currently being used by management in determining whether to make an investment in a prospective portfolio company include, but are not limited to, management’s view of:

•	Opportunity to revitalize and redirect a company’s resources and strategy;

•	Stable free cash flow of the business;

•	Businesses with secure market niches and predictable profit margins;

•	The presence or availability of highly qualified management teams;

•	The line of products or services offered and their market potential;

•	The presence of a sustainable competitive advantage; and

•	Favorable industry and competitive dynamics.

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

Allocation of Investment Opportunities.  In allocating investment opportunities, TTG Advisers adheres to the following policy, which was approved by the Board of Directors: TTG Advisers will give the Company priority with respect to all investment opportunities in (i) mezzanine and debt securities and (ii) equity or other “non-debt” investments that are (a) expected to be equal to or less than the lesser of 10% of the Company’s net assets or $25.0 million, and (b) issued by U.S. companies with less than $150.0 million in revenues during the prior twelve months. However, as a result of the PE Fund’s close, the PE Fund will now receive a priority allocation of all equity investments that would otherwise be Non-Diversified Investments for the Company, which will terminate on the later of: (i) the deployment of 80% of the committed capital of the PE Fund or (ii) two years from the first closing date of the PE Fund.

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

Our senior, subordinated and mezzanine debt investments are tailored to the facts and circumstances of the deal. The specific structure is negotiated over a period of several weeks and is designed to seek to protect our rights and manage our risk in the transaction. We may structure the debt instrument to require restrictive affirmative and negative covenants, default penalties, lien protection, equity calls, take control provisions and board observation. Our debt investments are not, and typically will not be, rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade quality (rated lower than “Baa3” by Moody’s or lower than “BBB —” by Standard & Poor’s, commonly referred to as “junk bonds”).

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

Under certain circumstances, the Company or PE Fund may acquire more than 50% of the common stock of a company in a control buyout transaction. In addition to our common equity investment, we may also provide additional capital to the controlled portfolio company in the form of senior loans, subordinated debt or preferred stock.

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

The typical key steps in our investment approval process are:

•	Initial investment screening by deal person or investment team;

•	Investment professionals present an investment proposal containing key terms and understandings (verbal and written) to the entire investment team;

•	Our Chief Compliance Officer reviews the proposed investment for compliance with the 1940 Act, the Code and all other relevant rules and regulations;

•	Investment professionals are provided with authorization to commence due diligence;

•	Any investment professional can call a meeting, as deemed necessary, to: (i) review the due diligence reports; (ii) review the investment structure and terms; (iii) or to obtain any other information deemed relevant;

•	Once all due diligence is completed, the proposed investment is rated using a rating system, which tests several factors including, but not limited to, cash flow, EBITDA growth, management and business stability. We use this rating system as the base line for tracking the investment in the future;

•	Our Chief Compliance Officer confirms that the proposed investment will not cause us to violate the 1940 Act, the Code or any other applicable rule or regulation;

•	Mr. Tokarz approves the transaction; and

•	The investment is funded.

Employees

Upon the effectiveness of the Advisory Agreement on November 1, 2006, the Company no longer has any direct employees. TTG Advisers employs 19 individuals, including investment and portfolio management professionals, operations professionals and administrative staff.

Operating Expenses

During the fiscal year ended October 31, 2010, the Company bore the costs relating to the Company’s operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; NYSE fees; custodian fees and other extraordinary or nonrecurring expenses and other expenses properly payable by the Company. It should be noted that the Advisory Agreement provided for an expense cap pursuant to which TTG Advisers would absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.25% in each of the 2007 and 2008 fiscal years and 3.5% in each of the 2009 and 2010 fiscal years. For fiscal year 2010, the Company’s expense ratio was 2.95% (taking into account the same exclusions as those applicable to the expense cap). On the same basis, for fiscal years 2009 and 2008, the expense ratios were 3.23% and 3.17%, respectively. For the 2010 fiscal year, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). On October 26, 2010, TTG Advisers and the Company entered into agreements to extend the expense cap of 3.5% and the Voluntary Waiver to the 2011 fiscal year.

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

Valuation of Portfolio Securities

Pursuant to the requirements of the 1940 Act and in accordance with ASC 820, we value our portfolio securities at their current market values or, if market quotations are not readily available, at the fair value determined by the Valuation Committee. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with our Valuation Procedures, which were adopted by the Board of Directors and are consistent with ASC 820. As permitted by the SEC, the Board of Directors has delegated the responsibility of making fair value determinations to the Valuation Committee, subject to the Board of Directors’ supervision and pursuant to our Valuation Procedures. Our Board of Directors may also hire independent consultants to review our Valuation Procedures or to conduct an independent valuation of one or more of our portfolio investments.

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

At October 31, 2010, approximately 86.72% of our total assets represented portfolio investments recorded at fair value (“Fair Value Investments”).

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

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. At October 31, 2010, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

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

In January 2010, FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosure about Fair Value Measurements. ASU 2010-06 provides an amendment to ASC 820-10, which requires new disclosures on transfers in and out of Levels I and II and activity in Level III fair value measurements. ASU 2010-06 also clarifies existing disclosures such as 1.) level of disaggregation and 2.) disclosure about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuance, and settlements in the roll-forward of activity in Level III fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted this guidance, the application of which has not had a material effect on the financial position or results of operations of the Company but has resulted in additional disclosures.

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

For loans, debt securities, and preferred securities with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference that generally becomes due at maturity, the Company will not accrue payment-in-kind interest/dividends if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. However, the Company may accrue payment-in-kind interest if the health of the portfolio company and the underlying securities are viewed as not in question. All payment-in-kind interest that has been added to the principal balance or capitalized is subject to ratification by the Valuation Committee.

Escrows from the sale of a portfolio company are generally valued at an amount which may be expected to be received from the buyer under the escrow’s various conditions, which is generally discounted for both risk and time.

Custodian

US Bank National Association is the primary custodian (the “Primary Custodian”) of the Company’s portfolio securities. The principal business office of the Primary Custodian is 1555 North River Center Drive, Suite 302, Milwaukee, WI 53212.

JP Morgan Chase Bank, N.A. (“JP Morgan”) also serves as a custodian of the Company’s securities and other assets. The principal business office of JP Morgan is 270 Park Avenue, New York, NY 10017.

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

At October 31, 2010, approximately 86.72% of our total assets represented portfolio investments recorded at fair value.

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

During certain periods covered by this report, conditions in the public debt and equity markets deteriorated and pricing levels continued to decline. As a result, depending on market conditions, we could incur substantial realized losses and suffer unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations. In addition, the global financial markets have not fully recovered from the global financial crisis and the economic factors which gave rise to the crisis. The continuation of current global market conditions, uncertainty or further deterioration could result in further declines in the market values of the Company investments. Such declines could also lead to diminished investment opportunities for the Company, prevent the Company from successfully executing its investment strategies or require the Company to dispose of investments at a loss while adverse market conditions prevail.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must satisfy tests concerning the sources of our income, the nature and diversification of our assets and the amounts we distribute to our shareholders. We may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualification as a RIC. In particular, to qualify as a RIC, at least 50% of our assets must be in the form of cash and cash items, Government securities, securities of other RICs, and other securities that represent not more than 5% of our total assets and not more than 10% of the outstanding voting securities of the issuer. We have from time to time held a significant portion of our assets in the form of securities that exceed 5% of our total assets or more than 10% of the outstanding voting security of an issuer, and compliance with the RIC requirements currently restricts us from making additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of the issuer. Thus, compliance with the RIC requirements may hinder our ability to take advantage of investment opportunities believed to be attractive, including potential follow-on investments in certain of our portfolio companies. Furthermore, as a result of the foregoing restrictions, the Board has approved an amended policy for the allocation of investment opportunities, which requires TTG Advisers to give first priority to the PE Fund for all equity investments that would otherwise be Non-Diversified Investments for the Company. For a further discussion of this allocation policy, please see “Our Investment Strategy — Allocation of Investment Opportunities” above.

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

Changes in the law or regulations that govern business development companies and RICs, including changes in tax regulations, may significantly impact our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels, including federal securities law and federal taxation law. These laws and regulations, as well as their interpretation, may change from time to time. A change in these laws or regulations may significantly affect our business.

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

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million revolving credit facility (“Credit Facility I”) with Guggenheim Corporate Funding, LLC (“Guggenheim”) as administrative agent to the lenders. On April 13, 2010, the Company renewed Credit Facility I with Guggenheim for three years. Credit Facility I now only consists of a $50.0 million term loan with an interest rate of LIBOR plus 450 basis points with a 1.25% LIBOR floor. Credit Facility I contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy. As of October 31, 2010, there was $50.0 million in term debt outstanding under Credit Facility I. Credit Facility I will expire on April 27, 2013, at which time the outstanding amount under Credit Facility I will be due and payable.

In addition, if we require working capital greater than that provided by Credit Facility I, we may be required to obtain other sources of financing, which may result in increased borrowing costs for the Company and/or additional covenant obligations.

A portion of our existing investment portfolio was not selected by the investment team of TTG Advisers.

As of October 31, 2010, 2.16% of the Company’s assets were represented by Legacy Investments. These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns.

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

Our officers and directors, and members of the TTG Advisers investment team, may serve other entities, including the PE Fund and others that operate in the same or similar lines of business as we do. Accordingly, they may have obligations to those entities, the fulfillment of which might not be in the best interests of us or our shareholders. It is possible that new investment opportunities that meet our investment objectives may come to the attention of one of the management team members or our officers or directors in his or her role as an officer or director of another entity or as an investment professional associated with that entity, and, if so, such opportunity might not be offered, or otherwise made available, to us.

Additionally, as an investment adviser, TTG Advisers has a fiduciary obligation to act in the best interests of its clients, including us. To that end, if TTG Advisers manages any additional investment vehicles or client accounts (which includes its current management of the PE Fund), TTG Advisers will endeavor to allocate investment opportunities in a fair and equitable manner. When the investment professionals of TTG Advisers identify an investment, they will have to choose which investment fund should make the investment. As a result, there may be times when the management team of TTG Advisers has interests that differ from those of our shareholders, giving rise to a conflict. In an effort to mitigate situations that give rise to such conflicts, TTG Advisers adheres to a policy (which was approved by our Board of Directors) relating to allocation of investment opportunities, which generally requires, among other things, that TTG Advisers continue to offer the Company investment opportunities in mezzanine and debt securities as well as non-control equity investments in small and middle market U.S. companies. For a further discussion of this allocation policy, please see “Our Investment Strategy — Allocation of Investment Opportunities” above.

Wars, terrorist attacks, and other acts of violence may affect any market for our common stock, impact the businesses in which we invest and harm our operations and our profitability.

The continuing occupation of Iraq and other military presence in other countries are likely to have a substantial impact on the U.S. and world economies and securities markets. The nature, scope and duration of the wars and occupation cannot be predicted with any certainty. Furthermore, terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. Such attacks and armed conflicts in the United States or elsewhere may impact the businesses in which we invest directly or indirectly, by undermining economic conditions in the United States. Losses resulting from terrorist events are generally uninsurable.

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

companies. As a result, we rely on our investment professionals to perform due diligence investigations of these privately-held companies, their operations and their prospects. We may not learn all of the material information we need to know regarding these companies through our investigations. It is difficult, if not impossible, to protect the Company from the risk of fraud, misrepresentation or poor judgment by our portfolio companies.

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

Effective November 1, 2006, under the terms of the Advisory Agreement, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue, Purchase, NY 10577.

Item 3.	LEGAL PROCEEDINGS

We are not currently subject to any material pending legal proceedings.

Item 4.	(REMOVED AND RESERVED)

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s shares of common stock began to trade on the NYSE on June 26, 2000, under the symbol “MVC.” The Company had approximately 11,973 shareholders on November 29, 2010.

The following table reflects, for the periods indicated, the high and low closing prices per share of the Company’s common stock on the NYSE, by quarter.

Quarter Ended	High	Low

FISCAL YEAR 2010
10/31/10	$13.44	$12.32
07/31/10	$14.80	$12.55
04/30/10	$14.71	$10.98
01/31/10	$12.27	$9.22
FISCAL YEAR 2009
10/31/09	$9.69	$8.67
07/31/09	$9.41	$7.79
04/30/09	$10.86	$6.38
01/31/09	$12.59	$9.15

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Index for the fiscal years 2006 through 2010. The graph assumes that, on October 31, 2005, a person invested $10,000 in each of our common stock, the S&P 500 Stock Index, and the Russell 2000 Financial Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in additional shares of our common stock. Past performance is no guarantee of future results.

Shareholder Return Performance Graph
Five-Year Cumulative Total Return1
(Through October 31, 2010)

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

Dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid quarterly according to the Company’s policy established on July 11, 2005. An additional distribution may be paid by the Company to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Company either in the form of a cash distribution or a stock dividend. The amount and character of income and

1 Total Return includes reinvestment of dividends through October 31, 2010. Past performance is no guarantee of future results.

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

We may terminate the Plan upon providing written notice to each shareholder participating in the Plan at least 60 days prior to the effective date of such termination. We may also materially amend the Plan at any time upon providing written notice to shareholders participating in the Plan at least 30 days prior to such amendment (except when necessary or appropriate to comply with applicable law or rules and policies of the SEC or other regulatory authority). You may withdraw from the Plan upon providing notice to the Plan Agent. You may obtain additional information about the Plan from the Plan Agent. Below is a description of our dividends declared during fiscal years 2009 and 2010:

For the Quarter Ended January 31, 2009

On December 19, 2008, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on January 9, 2009 to shareholders of record on December 31, 2008. The total distribution amounted to $2,915,650, including reinvested distributions.

During the quarter ended January 31, 2009, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 4,833 shares of our common stock at an average price of $11.00, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

For the Quarter Ended April 30, 2009

On April 13, 2009, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on April 30, 2009 to shareholders of record on April 23, 2009. The total distribution amounted to $2,915,650, including reinvested distributions.

During the quarter ended April 30, 2009, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 2,705 shares of our common stock at an average price of $8.74, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

For the Quarter Ended July 31, 2009

On July 14, 2009, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on July 31, 2009 to shareholders of record on July 24, 2009. The total distribution amounted to $2,915,651, including reinvested distributions.

During the quarter ended July 31, 2009, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 6,395 shares of our common stock at an average price of $9.49, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

For the Quarter Ended October 31, 2009

On October 13, 2009, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on October 30, 2009 to shareholders of record on October 23, 2009. The total distribution amounted to $2,915,651, including reinvested distributions.

During the quarter ended October 31, 2009, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 6,806 shares of our common stock at an average price of $9.34, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

For the Quarter Ended October 31, 2010

On October 15, 2010, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on October 29, 2010 to shareholders of record on October 25, 2010. The total distribution amounted to $2,878,918.

During the quarter ended October 31, 2010, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,337 shares of our common stock at an average price of $13.43, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

The Company designated 17% or a maximum amount of $2,020,197 of dividends declared and paid during the fiscal year ending October 31, 2010 from net operating income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate shareholders may be eligible for a dividend received deduction for certain ordinary income distributions paid by the Company. The Company designated 17% or a maximum amount of $2,020,197 of dividends declared and paid during the fiscal year ending October 31, 2010 from net operating income as qualifying for the dividends received deduction. The information necessary to prepare and complete shareholder’s tax returns for the 2010 calendar year will be reported separately on form 1099-DIV, if applicable, in January 2011.

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

Purchases of Common Stock

In fiscal 2010, as a part of the Plan, we directed the Plan Agent to purchase a total of 5,919 shares of our common stock for an aggregate amount of approximately $78,000 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during fiscal 2010.

		Average Price
	Total Number of	Paid Per Share
Quarter Ended	Shares Purchased	Including Commission

10/31/10	1,337	$13.43
07/31/10	1,377	$12.93
04/30/10	1,315	$14.75
01/31/10	1,890	$12.27

Share Repurchase Program

On April 23, 2010, the Company’s Board of Directors approved a share repurchase program authorizing up to $5.0 million in share repurchases. The share repurchase program has no time limit and does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. Under the share repurchase program, shares may be repurchased from time to time at prevailing market prices during the Company’s open trading periods. As of October 31, 2010, there have been 306,100 shares repurchased at an average price of $13.06, including commission, with a total cost of approximately $4.0 million. The Company’s net asset value per share was increased by approximately $0.06 as a result of the share repurchases.

The following table represents our stock repurchase program for the fiscal year ended October 31, 2010.

			Total Number of Shares	Approximate Dollar Value
		Average Price Paid per	Purchased as Part of	of Shares that May Yet Be
	Total Number of	Share Including	Publicly Announced	Purchased Under the
Period	Shares Purchased	Commission	Program	Program

May 1, 2010 — May 31, 2010	—	—	—	$5,000,000
June 1, 2010 — June 30, 2010	175,000	$13.09	175,000	$2,708,461
July 1, 2010 — July 31, 2010	83,000	$13.03	83,000	$1,627,035
Aug. 1, 2010 — Aug. 31, 2010	—	—	—	$1,627,035
Sept. 1, 2010 — Sept. 30, 2010	—	—	—	$1,627,035
Oct. 1, 2010 — Oct. 31, 2010	48,100	$13.02	48,100	$1,000,872

Total	306,100	$13.06	306,100	$1,000,872

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Financial information for the fiscal years ended October 31, 2010, 2009, 2008, 2007 and 2006 are derived from the consolidated financial statements, which have been audited by Ernst & Young LLP, the Company’s current independent registered public accounting firm. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Selected Consolidated Financial Data

	Year Ended October 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Operating Data:
Interest and related portfolio income:
Interest and dividend income	$19,315	$21,755	$26,047	$22,826	$13,909
Fee income	3,696	4,099	3,613	3,750	3,828
Other income	510	255	367	374	771

Total operating income	23,521	26,109	30,027	26,950	18,508
Expenses:
Management fee	9,330	9,843	8,989	7,034	—
Administrative	3,395	3,519	3,620	2,559	3,420
Interest and other borrowing costs	2,825	3,128	4,464	4,859	1,594
Incentive compensation (Note 5)	2,479	3,717	10,822	10,813	6,055
Employee compensation and benefits	—	—	—	—	3,499

Total operating expenses	18,029	20,207	27,895	25,265	14,568

Expense Waiver by Adviser	(150)	—	—	—	—

Total net operating expenses	17,879	20,207	27,895	25,265	14,568

Net operating income before taxes	5,642	5,902	2,132	1,685	3,940
Tax expense (benefit), net	8	1,377	(936)	(375)	159

Net operating income	5,634	4,525	3,068	2,060	3,781
Net realized and unrealized gain (loss):
Net realized gain (loss) on investments and foreign currency	32,188	(25,082)	1,418	66,944	5,221
Net change in unrealized appreciation (depreciation) on investments	(21,689)	34,804	59,465	(3,302)	38,334

Net realized and unrealized gain on investments and foreign currency	10,499	9,722	60,883	63,642	43,555

Net increase in net assets resulting from operations	$16,133	$14,247	$63,951	$65,702	$47,336

Per Share:
Net increase in net assets per share resulting from operations	$0.66	$0.59	$2.63	$2.92	$2.48
Dividends per share	$0.48	$0.48	$0.48	$0.54	$0.48
Balance Sheet Data:
Portfolio at value	$433,901	$502,803	$490,804	$379,168	$275,892
Portfolio at cost	375,582	422,794	445,600	393,428	286,851
Total assets	500,373	510,846	510,711	470,491	347,047
Shareholders’ equity	424,994	424,456	421,871	369,097	236,993
Shareholders’ equity per share (net asset value)	$17.71	$17.47	$17.36	$15.21	$12.41
Common shares outstanding at period end	23,991	24,297	24,297	24,265	19,094
Other Data:
Number of Investments funded in period	5	6	15	26	24
Investments funded($) in period	$8,332	$6,293	$126,300	$167,134	$166,300

	2010				2009				2008
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)

Quarterly Data (Unaudited):
Total operating income	5,130	5,257	5,336	7,798	6,354	7,410	5,757	6,588	6,246	6,804	8,081	8,896
Management fee	2,232	2,176	2,467	2,455	2,560	2,379	2,421	2,483	2,510	2,276	2,185	2,018
Administrative	777	910	938	770	879	894	865	881	1,299	887	753	681
Interest, fees and other borrowing costs	770	767	647	641	642	660	736	1,090	1,190	1,022	1,081	1,171
Incentive compensation	2,504	(3,270)	2,225	1,020	6,756	(2,550)	(335)	(154)	1,496	3,929	3,740	1,657
Expense Waiver by Adviser	(50)	(50)	(50)	—	—	—	—	—	—	—	—	—
Tax expense (benefit)	2	—	1	5	1,377	—	359	(359)	(830)	58	(186)	22
Net operating income (loss) before net realized and unrealized gains	(1,105)	4,724	(892)	2,907	(5,860)	6,027	1,711	2,647	581	(1,368)	508	3,347
Net increase in net assets resulting from operations	11,307	(11,281)	8,969	7,138	27,499	(6,297)	(7,809)	854	7,357	18,623	17,158	20,813
Net increase in net assets resulting from operations per share	0.47	(0.47)	0.37	0.29	1.13	(0.26)	(0.32)	0.04	0.30	0.77	0.70	0.86
Net asset value per share	17.71	17.35	17.89	17.64	17.47	16.46	16.84	17.28	17.36	17.18	16.53	15.95

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On November 6, 2003, Mr. Tokarz assumed his positions as Chairman and Portfolio Manager of the Company. He and the Company’s management team are seeking to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries.

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests and other private equity transactions. During the fiscal year ended October 31, 2009, the Company made six additional investments in existing portfolio companies committing a total of $6.3 million of capital to these investments. During the fiscal year ended October 31, 2010, the Company obtained one new investment and made four additional investments in existing portfolio companies committing a total of $8.3 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2010, 2.16% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

Our portfolio investments are made pursuant to our objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income. Under our investment approach, we are permitted to invest, without limit, in any one portfolio company, subject to any diversification limits required in order for us to continue to qualify as a RIC under Subchapter M of the Code. Due to our asset growth and composition, compliance with the RIC requirements currently restricts our ability to make Non-Diversified Investments.

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s). In fact, during fiscal year 2006, we established MVC Partners for this purpose. Furthermore, the Board of Directors has authorized the establishment of a PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP and which may raise up to $250 million. On October 29, 2010, through MVC Partners, the Company committed to invest $20 million in the PE Fund. The PE Fund recently completed a first closing of approximately $80 million of capital commitments. The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is currently restricted from making Non-Diversified Investments. For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees paid by the PE Fund and up to 30% of the carried interest generated by the PE Fund. Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund. In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund.

As a result of the first closing of the PE Fund, consistent with the Board-approved policy concerning the allocation of investment opportunities, the PE Fund will receive a priority allocation of all private equity investments that would otherwise be Non-Diversified Investments for the Company during the PE Fund’s investment period. For a further discussion of this allocation policy, please see “Our Investment Strategy — Allocation of Investment Opportunities” above.

Additionally, in pursuit of our objective, we may acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds should such opportunities arise.

Operating Income

For the Fiscal Years Ended October 31, 2010, 2009 and 2008.  Total operating income was $23.5 million for the fiscal year ended October 31, 2010 and $26.1 million for the fiscal year ended October 31, 2009, a decrease of $2.6 million. Fiscal year 2009 operating income decreased by $3.9 million compared to fiscal year 2008 operating income of $30.0 million.

For the Fiscal Year Ended October 31, 2010

Total operating income was $23.5 million for the fiscal year ended October 31, 2010. The decrease of $2.6 million in operating income over the same period last year was primarily due to the repayment of investments that provided the Company with current income, reserves against non-performing loans and a decrease in fee income because of fewer new investments closed. The main components of investment income were the interest earned on loans and dividend income from portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $19.3 million in interest and dividend income from investments in portfolio companies. Of the $19.3 million recorded in interest/dividend income, approximately $5.6 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 1.3% to 17% excluding those investments in which accrued interest is being reserved against. The Company received fee income and other income from portfolio companies and other entities totaling approximately $4.2 million.

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

Operating Expenses

For the Fiscal Years Ended October 31, 2010, 2009 and 2008.  Operating expenses were $18.0 million for the fiscal year ended October 31, 2010, and $20.2 million for the fiscal year ended 2009, a decrease of $2.2 million. Fiscal year 2009 operating expenses decreased by $7.7 million compared to fiscal year 2008 operating expenses of $27.9 million.

For the Fiscal Year Ended October 31, 2010

Operating expenses, net of the Voluntary Waiver, were $17.9 million or 4.19% of the Company’s average net assets for the fiscal year ended October 31, 2010. Significant components of operating expenses for the fiscal year ended October 31, 2010, included the management fee of $9.3 million, interest and other borrowing costs of approximately $2.8 million and incentive compensation expense of approximately $2.5 million. The estimated provision for incentive compensation expense is a non-cash, not yet payable, provisional expense relating to the Advisory Agreement.

The $2.2 million decrease in the Company’s operating expenses for the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009, was primarily due to the $1.2 million decrease in the estimated provision for incentive compensation expense, an approximately $500,000 decrease in management fee expense and an approximately $300,000 decrease in interest and other borrowing costs. The Advisory Agreement extended the expense cap applicable to the Company for an additional two fiscal years (fiscal years 2009 and 2010) and increased the expense cap from 3.25% to 3.5%. For fiscal year 2009 and fiscal year 2010, the Company’s expense ratio was 3.23% and 2.95%, respectively, (taking into account the same carve outs as those applicable to the expense cap). For the 2010 fiscal year, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). On October 26, 2010, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% and the Voluntary Waiver to the 2011 fiscal year.

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2010, the provision for incentive compensation was increased by a net amount of $2.5 million to $22.0 million. The increase in the provision for incentive compensation reflects both increases and decreases by the Valuation Committee in the fair values of certain portfolio companies and the sale of Vitality for a realized gain of $13.9 million. The difference between the amount received from the sale and Vitality’s carrying value at October 31, 2009 was an increase of $3.0 million. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Octagon Credit Investors, LLC (“Octagon”), Summit, Velocitius B.V. (“Velocitius”), LHD Europe Holding, Inc. (“LHD Europe”), PreVisor, Inc. (“PreVisor”), U.S. Gas, Vestal Manufacturing Enterprises, Inc. (“Vestal”) and Dakota Growers Pasta Company, Inc. (“Dakota Growers”)) by a total of $54.2 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $6.8 million due to PIK distributions, which were treated as a return of capital. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of ten of the Company’s portfolio investments (Amersham, BP Clothing, LLC (“BP”), Ohio Medical, MVC Automotive Group B.V. (“MVC Automotive”), Security Holdings, Harmony Pharmacy, GDC Acquisition, LLC (“GDC”), SGDA Europe, Turf and SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH (“SGDA”)) by a total of $50.5 million and the Valuation Committee determination not to increase the fair values of the Amersham loan, the BP second lien loan and the GDC senior subordinated loan for the accrued PIK interest totaling approximately $732,000. As of October 31, 2010, the Company does not anticipate an incentive compensation payment being made to TTG Advisers for fiscal year 2010 based on the terms of the Advisory Agreement. During the fiscal year ended October 31, 2010, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 5 of the consolidated financial statements, “Incentive Compensation” for more information.

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

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2009, the estimated provision for incentive compensation on the balance sheet was increased by a net amount of approximately $3.7 million to $19.5 million. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments: U.S. Gas, SIA Tekers Invest (“Tekers”), Vestal, Vitality, Summit, MVC Automotive, Dakota Growers and Velocitius by a total of $79.0 million. The provision also reflects the Valuation Committee’s determination to increase the fair value of the Ohio Medical preferred stock by approximately $5.8 million due to a PIK distribution, which was treated as a return of capital. The Company also received a return of capital distribution from Turf of approximately $286,000. The amount of the change in the provision for incentive compensation during the fiscal year ended October 31, 2009 also reflects the Valuation Committee’s determination to decrease the fair values of 12 of the Company’s portfolio investments: Ohio Medical, Timberland Machines & Irrigation, Inc. (“Timberland”), Custom Alloy Corporation (“Custom Alloy”), PreVisor, Amersham, Turf, Harmony Pharmacy, BP, MVC Partners, SGDA, Security Holdings, and HuaMei Capital Company, Inc. (“HuaMei”) by a total of $68.9 million. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK totaling approximately $1.0 million. During the fiscal year ended October 31, 2009, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 5 “Incentive Compensation” of our consolidated financial statements for more information.

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

During the fiscal year ended October 31, 2008, the estimated provision for incentive compensation on the balance sheet was decreased by a net amount of $2,081,201 to $15,794,295. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of nine of the Company’s portfolio investments: U.S. Gas, Vitality, Summit, Tekers, SGDA, Custom Alloy, MVC Automotive, PreVisor and Velocitius by a total of $64.8 million. The provision also reflects the Valuation Committee’s determination to increase the fair value of the Ohio Medical preferred stock by approximately $4.2 million due to a PIK distribution which was treated as a return of capital. The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2008 was a result of the incentive compensation payment to TTG Advisers of $12.9 million due to the sale of Baltic Motors Corporation (“Baltic Motors”) and SIA BM Auto (“BM Auto”) (20% of the realized gain from the sale, less unrealized depreciation on the portfolio). Pursuant to the Advisory Agreement, incentive compensation payments will be made only upon the occurrence of a realization event (such as the sale of shares of Baltic Motors and BM Auto). Without this reserve for incentive compensation, operating expenses would have been approximately $17.1 million or 4.30% of average net assets when annualized as compared to 7.00%, which is reported on the Consolidated Per Share Data and Ratios, for the fiscal year ended October 31, 2008. The net decrease also reflects the Valuation Committee’s determination to decrease the fair values of nine of the Company’s portfolio investments (Timberland, Octagon, Amersham, Henry Company, Total Safety U.S., Inc. (“Total Safety”), Vendio Services, Inc (“Vendio”), BP, MVC Partners and Vestal) by a total of $12.7 million. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK totaling $308,000. During the fiscal year ended October 31, 2008, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 5 “Incentive Compensation” of our consolidated financial statements for more information.

Realized Gains and Losses on Portfolio Securities

For the Fiscal Years Ended October 31, 2010, 2009 and 2008.  Net realized gains for the fiscal year ended October 31, 2010 were $32.2 million and net realized losses for the fiscal year ended October 31, 2009 were $25.1 million. Net realized gains for the fiscal year ended October 31, 2008 were $1.4 million.

For the Fiscal Year Ended October 31, 2010

Net realized gains for the fiscal year ended October 31, 2010 were $32.2 million. The significant components of the Company’s net realized gains for the fiscal year ended October 31, 2010 were primarily due to the gains on the sale of Vitality common and preferred stock and warrants and the sale of Dakota Growers common and preferred stock which were offset by the losses on the sale of Vendio common and preferred stock and Phoenix Coal common stock.

On December 29, 2009, the Company sold its common stock, preferred stock and warrants of Vitality. The amount received from the sale of the 556,472 common shares was approximately $10.0 million, for the 1 million preferred shares was approximately $14.0 million, and for the 1 million warrants was approximately $3.8 million. As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. On March 9, 2010, the Company received its first scheduled disbursement from the Vitality escrow totaling approximately $522,000. There were no claims against the escrow, so 100% of the expected proceeds of the first scheduled disbursement were released. At the same time, the Company received its portion of a working capital adjustment paid to Vitality. The Company’s share of the proceeds from the working capital adjustment totaled approximately $471,000 and was recorded as additional long-term capital gain. The total proceeds received from the escrow disbursement and working capital adjustment was approximately $993,000. The value of the escrow was increased by $150,000 by the Valuation Committee during the fiscal year ended October 31, 2010. This escrow is currently valued at approximately $1.9 million on the Company’s consolidated balance sheet as of October 31, 2010. The total amount received from the sale as of October 31, 2010 was approximately $30.6 million resulting in a realized gain of approximately $13.9 million, which was treated as a long-term capital gain.

On March 10, 2010, the Company announced that its portfolio company, Dakota Growers had signed a definitive merger agreement with Viterra Inc. (TSX: VT) (“Viterra”), Canada’s leading agri-business that provides premium quality ingredients to leading global food manufacturers, under which Dakota Growers would be acquired by a subsidiary of Viterra for approximately $240 million in cash. Under the terms of the agreement, Viterra would commence a tender offer to acquire all of the outstanding shares of Dakota Growers’ common stock at a price of $18.28 per share resulting in anticipated proceeds of approximately $37.9 million. The acquisition closed shortly after completion of a tender of a majority (50.1%) of the outstanding shares of Dakota Growers common stock, the receipt of various regulatory approvals and the satisfaction of other customary closing conditions and contingencies. On May 3, 2010, the Company converted its 1,065,000 preferred shares of Dakota Growers to 1,065,000 common shares of Dakota Growers. On May 6, 2010, the Company tendered its shares in Dakota Growers for approximately $37.9 million, resulting in a realized gain of approximately $22.0 million.

On July 2, 2010, the Company sold its common and preferred stock of Vendio, a legacy investment. The amount received from the sale of the 10,476 common shares was approximately $2,900 and for the 6,443,188 preferred shares was approximately $2.9 million, which resulted in a realized loss of approximately $3.5 million, including proceeds held in escrow. As part of this transaction, there was approximately $465,205 deposited in an escrow account, subject to a reduction over an eighteen month period. This escrow is valued at approximately $180,000 on the Company’s consolidated balance sheet as of October 31, 2010.

During the fiscal year ended October 31, 2010, the Company sold the remaining 666,667 shares of Phoenix Coal common stock. The total amount received from the sale net of commission was approximately $295,000, resulting in a realized loss of approximately $205,000.

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

Unrealized Appreciation and Depreciation on Portfolio Securities

For the Fiscal Years Ended October 31, 2010, 2009 and 2008.  The Company had a net change in unrealized depreciation on portfolio investments of $21.7 million for the fiscal year ended October 31, 2010 and a net change in unrealized appreciation of $34.8 million for the fiscal year ended October 31, 2009, a decrease of $56.5 million. The Company had a net change in unrealized appreciation on portfolio investments of $59.5 million for the fiscal year ended October 31, 2008.

For the Fiscal Year Ended October 31, 2010

The Company had a net change in unrealized depreciation on portfolio investments of approximately $21.7 million for the fiscal year ended October 31, 2010. The change in unrealized depreciation on investment transactions for the fiscal year ended October 31, 2010 primarily resulted from the increase in unrealized depreciation due to the reclassification from unrealized to realized, caused by the sale of Vitality, Dakota Growers, and Vendio, of approximately $29.2 million. The other components in the change in unrealized depreciation are the Valuation Committee’s decision to increase the fair value of the Company’s investments in Dakota Growers common stock by approximately $3.4 million and preferred stock by approximately $3.6 million, Octagon equity interest by $1.5 million, Summit common stock by $22.0 million, Velocitius equity interest by $1.7 million, PreVisor common stock by $3.4 million, U.S. Gas preferred stock by $17.8 million, Vestal common stock by $600,000 and LHD Europe series A common stock by approximately $166,000 and series B common stock by approximately $58,000. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $6.8 million due to PIK distributions which were treated as a return of capital. The Valuation Committee also decreased the fair value of the Company’s investments in Amersham second lien notes by $2.4 million, BP second lien loan by $14.1 million, Ohio Medical common stock by $8.6 million, SGDA preferred equity interest by approximately $2.4 million, MVC Automotive equity interest by $2.4 million, Security Holdings equity interest by approximately $6.4 million, SGDA Europe equity interest by approximately $4.1 million, Harmony Pharmacy demand notes and revolving credit facility by a net amount of $6.4 million, Turf equity interest by $500,000, GDC senior subordinated loan by approximately $3.2 million and Vendio preferred stock by approximately $1.9 million and common stock by $5,500 during the fiscal year ended October 31, 2010. The net decrease of $6.4 million in Harmony Pharmacy was a result of the Valuation Committee determination to decrease the value of the unsecured demand notes by $7.5 million and ascribed value of $1.1 million to the capitalized PIK interest on the revolving credit facility which had no previous value. The Valuation Committee also determined not to increase the fair values of the Amersham loan, BP second lien loan, and GDC senior subordinated loan for the accrued PIK interest totaling approximately $732,000.

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

Portfolio Investments

For the Fiscal Years Ended October 31, 2010 and 2009.  The cost of the portfolio investments held by the Company at October 31, 2010 and 2009 was $375.6 million and $422.8 million, respectively, representing a decrease of $47.2 million. The primary reasons for the decrease in the cost of the portfolio investments are the realizations on Vitality and Dakota Growers, repayment of debt investments, as well as other factors. The aggregate fair value of portfolio investments at October 31, 2010 and at October 31, 2009 was $433.9 million and $502.8 million, respectively, representing a decrease of $68.9 million. The cost and aggregate market value of cash and cash equivalents held by the Company at October 31, 2010 and 2009 was $56.4 million and $1.0 million, respectively, representing an increase of approximately $55.4 million.

For the Fiscal Year Ended October 31, 2010

During the fiscal year ended October 31, 2010, the Company obtained one new investment in IPC in the form of a warrant. The Company received the warrant solely for services provided to another investor in IPC and invested no capital.

During the fiscal year ended October 31, 2010, the Company made four follow-on investments in existing portfolio companies committing capital totaling $8.3 million. On January 4, 2010, the Company loaned $800,000 to Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. On March 12, 2010, the Company invested $4.5 million and $1.7 million in SGDA Europe and Security Holdings, respectively, in the form of additional equity interests. On September 23, 2010, the Company committed an additional $1.3 million to Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. As of October 31, 2010, $600,000 of the $1.3 million demand note to Harmony Pharmacy was funded.

At October 31, 2009, the balance of the secured revolving note provided to Marine was $900,000. Net borrowings during fiscal year 2010 were $1.1 million resulting in a balance of $2.0 million as of October 27, 2010. On October 27, 2010, the Company refinanced the secured revolving note and the senior subordinated loan of Marine. The revolving note balance of $2.0 million was added to the senior subordinated loan resulting in a balance of $11.9 million as of October 31, 2010. The interest on the senior subordinated loan remained 11% and the maturity date was extended to October 26, 2017. Prior to the refinancing of the senior subordinated loan, Marine made a principal payment of approximately $1.3 million.

On December 29, 2009, the Company sold the common stock, preferred stock and warrants of Vitality. The amount received from the sale of the 556,472 common shares was approximately $10.0 million, for the 1 million preferred shares was approximately $14.0 million, and for the 1 million warrants was approximately $3.8 million. As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. On March 9, 2010, the Company received its first scheduled disbursement from the Vitality escrow totaling approximately $522,000. There were no claims against the escrow so 100% of the expected proceeds of the first scheduled disbursement were released. At the same time, the Company received its portion of a working capital adjustment paid to Vitality. The Company’s share of the proceeds from the working capital adjustment totaled approximately $471,000 and was recorded as additional long-term capital gain. The total proceeds received from the escrow disbursement and working capital adjustment was approximately $993,000. The value of the escrow was increased by $150,000 by the Valuation Committee during the fiscal year ended October 31, 2010. This escrow is currently valued at approximately $1.9 million on the Company’s consolidated balance sheet as of October 31, 2010. The total amount received from the sale as of October 31, 2010 was approximately $30.6 million resulting in a realized gain of approximately $13.9 million, which was treated as a long-term capital gain. Prior to the sale of Vitality on December 29, 2009, Vitality’s European operations (which were not acquired by the buyer) were distributed to Vitality’s shareholders on a pro-rata basis. The Company received 960 shares of Series A common stock and 334 shares of convertible Series B common stock in LHD Europe as part of this transaction. At October 31, 2010, the Series A common stock had a fair value of approximately $332,000 and the convertible Series B common stock had a fair value of approximately $118,000.

On March 10, 2010, the Company announced that its portfolio company, Dakota Growers had signed a definitive merger agreement with Viterra, Canada’s leading agri-business that provides premium quality ingredients to leading global food manufacturers, under which Dakota Growers would be acquired by a subsidiary of Viterra for approximately $240 million in cash. Under the terms of the agreement, Viterra would commence a tender offer to acquire all of the outstanding shares of Dakota Growers’ common stock at a price of $18.28 per share resulting in anticipated proceeds of approximately $37.9 million. The acquisition closed shortly after completion of a tender of a majority (50.1%) of the outstanding shares of Dakota Growers common stock, the receipt of various regulatory approvals and the satisfaction of other customary closing conditions and contingencies. On May 3, 2010, the Company converted its 1,065,000 preferred shares of Dakota Growers to 1,065,000 common shares of Dakota Growers. On May 6, 2010, the Company tendered its shares in Dakota Growers for approximately $37.9 million, resulting in a realized gain of approximately $22.0 million. The Company no longer has an investment in Dakota Growers.

On March 16, 2010, the Company contributed its common and preferred equity interest in SGDA to SGDA Europe to achieve operating efficiencies. The Company has 99.99% economic ownership in SGDA Europe. The fair value of SGDA Europe’s equity interest increased by approximately $4.2 million and the cost basis was increased by $5.0 million as a result of this cashless transaction. There was no gain or loss to the Company from this transaction. During the fiscal year ended October 31, 2010, the Valuation Committee decreased the fair value of SGDA Europe’s equity interest by approximately $4.1 million. The fair value of SGDA Europe’s equity interest at October 31, 2010 was $12.1 million.

On July 2, 2010, the Company sold its common and preferred shares of Vendio, a Legacy Investment. The amount received from the sale of the 10,476 common shares was approximately $2,900 and for the 6,443,188 preferred shares was approximately $2.9 million, which resulted in a realized loss of approximately $3.5 million, including proceeds held in escrow. As part of this transaction, there was approximately $465,205 deposited in an escrow account subject to reduction over an eighteen month period. This escrow is valued at approximately $180,000 on the Company’s consolidated balance sheet as of October 31, 2010.

During the fiscal year ended October 31, 2010, Amersham made principal payments of $375,000, repaying its senior secured loan in full, including all accrued interest.

During the fiscal year ended October 31, 2010, SP made principal payments of approximately $169,000, on its first lien loan. The balance of the first lien loan as of October 31, 2010, was approximately $732,000.

During the fiscal year ended October 31, 2010, Total Safety made principal payments of approximately $26,000 on its first lien loan. The balance of the first lien loan as of October 31, 2010 was approximately $946,000.

During the fiscal year ended October 31, 2010, the Company received approximately $106,000 in principal payments on the term loan provided to Storage Canada, LLC (“Storage Canada”). The balance of the term loan at October 31, 2010 was approximately $1.0 million.

During the fiscal year ended October 31, 2010, Innovative Brands, LLC (“Innovative Brands”) made principal payments of approximately $10.4 million on its term loan, repaying the term loan in full including all accrued interest.

During the fiscal year ended October 31, 2010, Octagon made principal payments of $5.0 million, repaying its term loan in full, including all accrued interest.

During the fiscal year ended October 31, 2010, WBS Carbons Acquisitions Corp. (“WBS”) made principal payments of approximately $1.8 million, repaying its bridge loan in full, including all accrued interest.

During the fiscal year ended October 31, 2010, the Company sold the remaining 666,667 shares of Phoenix Coal Corporation (“Phoenix Coal”) common stock. The total amount received from the sale net of commission was approximately $295,000, resulting in a realized loss of approximately $205,000.

During the fiscal year ended October 31, 2010, Henry Company made principal payments of approximately $1.7 million and $2.0 million on its term loan A and term loan B, respectively, repaying the term loans in full including all accrued interest.

On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company has earned one-time fee income of approximately $1.2 million and will be recognizing an additional $1.6 million in fee income over the life of the guarantee. As of October 31, 2010, the cash collateral has been released as the letter of credit has expired and the limited guarantee is no longer a commitment of the Company.

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

During the quarter ended October 31, 2010, the Valuation Committee increased the fair value of the Company’s investments in MVC Automotive equity interest by $2.0 million, Summit common stock by $13.0 million, U.S. Gas preferred stock by approximately $17.8 million, Velocitius equity interest by $1.3 million and Vestal common stock by $600,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, SP, Marine, Summit, and U.S. Gas and the Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $1,319,321. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.8 million due to a PIK distribution which was treated as a return of capital. Also, during the fiscal quarter ended October 31, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $39,000. The Valuation Committee also decreased the fair value of the Company’s investments in BP second lien loan by approximately $7.4 million, Harmony Pharmacy demand notes and revolving credit facility by a net amount of $6.4 million, SGDA Europe equity interest by $4.1 million, Turf equity interest by $500,000, Ohio Medical common stock by $3.6 million, and GDC senior subordinated loan by approximately $1.6 million during the fiscal quarter ended October 31, 2010. The net decrease of $6.4 million in Harmony Pharmacy was a result of the Valuation Committee determination to decrease the value of the unsecured demand notes by $7.5 million and ascribed value of $1.1 million to the capitalized PIK interest on the revolving credit facility which had no previous value. The Valuation Committee also determined not to increase the fair values of the Amersham loan, GDC senior subordinated loan and BP second lien loan for the accrued PIK interest totaling approximately $165,000.

During the fiscal year ended October 31, 2010, the Valuation Committee increased the fair value of the Company’s investments in Dakota Growers common stock by approximately $3.4 million and preferred stock by approximately $3.6 million, Octagon equity interest by $1.5 million, Summit common stock by $22.0 million, Velocitius equity interest by $1.7 million, PreVisor common stock by $3.4 million, U.S. Gas preferred stock by $17.8 million, Vestal common stock by $600,000 and LHD Europe series A common stock by approximately $166,000 and series B common Stock by approximately $58,000. In addition, increases in the cost basis and fair value of the loans to GDC, Custom Alloy, SP, Marine, Turf, BP, Summit, and U.S. Gas and the Marine and Vitality preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $5,561,308. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $6.8 million due to PIK distributions which were treated as a return of capital. Also, during the fiscal year ended October 31, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $298,000. The Valuation Committee also decreased the fair value of the Company’s investments in Amersham second lien notes by $2.4 million, BP second lien loan by $14.1 million, Ohio Medical common stock by $8.6 million, SGDA preferred equity interest by approximately $2.4 million, MVC Automotive equity interest by $2.4 million, Security Holdings equity interest by approximately $6.4 million, SGDA Europe equity interest by approximately $4.1 million, Harmony Pharmacy demand notes and revolving credit facility by a net amount of $6.4 million, Turf equity interest by $500,000, GDC senior subordinated loan by approximately $3.2 million and Vendio preferred stock by approximately $1.9 million and common stock by $5,500 during the fiscal year ended October 31, 2010. The net decrease of $6.4 million in Harmony Pharmacy was a result of the Valuation Committee determination to decrease the value of the unsecured demand notes by $7.5 million and ascribed value of $1.1 million to the capitalized PIK interest on the revolving credit facility which had no previous value. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Amersham loan, BP second lien loan and GDC senior subordinated loan for the accrued PIK interest totaling approximately $732,000.

At October 31, 2010, the fair value of all portfolio investments, exclusive of short-term securities, was $433.9 million with a cost basis of $375.6 million. At October 31, 2010, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $423.1 million and $333.3 million, respectively. At October 31, 2009, the fair value of all portfolio investments, exclusive of short-term securities, was $502.8 million, with a cost basis of $422.8 million. At October 31, 2009, the fair value and cost basis of the Legacy Investments was $15.3 million and $48.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $487.5 million and $373.9 million, respectively.

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

Portfolio Companies

During the fiscal year ended October 31, 2010, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2009 and October 31, 2010, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been fair valued at $0.

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

During the fiscal year ended October 31, 2010, Amersham made principal payments of $375,000, repaying its senior secured loan in full, including all accrued interest.

During the fiscal year ended October 31, 2010, the Valuation Committee decreased the combined fair value of the $2.5 million note and the $4.1 million note by approximately $2.4 million to a combined fair value of $0.

At October 31, 2010, the notes had a combined outstanding balance and cost of $6.5 million and a combined fair value of $0. The increase in the outstanding balance and cost of the loan is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest. The Company has reserved in full against the interest accrued on the $2.5 million and $4.0 million note.

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

During the fiscal year ended October 31, 2010, the Valuation Committee decreased the fair value of the second lien loan by approximately $14.1 million.

During the fiscal year ended October 31, 2010, the interest rates on term loans A and B increased from LIBOR plus 5.75% or Prime Rate plus 4.75% and LIBOR plus 8.75% or Prime Rate plus 7.75%, respectively, to LIBOR plus 7.75% or Prime Rate plus 6.75% and LIBOR plus 10.75% or Prime Rate plus 9.75%, respectively, which includes a 2% default interest rate.

At October 31, 2010, the loans had a combined outstanding balance of $23.5 million, a cost basis of $23.4 million and a fair value of $7.4 million. The increase in the outstanding balance, cost and fair value of the term loans are due to the amortization of loan origination fees and the increase in the outstanding balance and cost of the second lien loan is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest for the quarter ending October 31, 2010. The Company has also reserved in full against the interest accrued on the second lien loan and term loan B starting on July 1, 2010.

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

At October 31, 2010, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost and fair value of $44,000 and the 1,991 shares of convertible series B preferred stock had a cost and fair value of approximately $10.0 million. The unsecured subordinated loan had an outstanding balance of $13.6 million, a cost of $13.4 million and a fair value of $13.6 million. The increase in the cost basis and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

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

During the fiscal year ended October 31, 2010, the Valuation Committee increased the fair value of the preferred stock by approximately $3.6 million and the common stock by approximately $3.4 million.

On March 10, 2010, the Company announced that its portfolio company, Dakota Growers had signed a definitive merger agreement with Viterra, Canada’s leading agri-business that provides premium quality ingredients to leading global food manufacturers, under which Dakota Growers would be acquired by a subsidiary of Viterra for approximately $240 million in cash. Under the terms of the agreement, Viterra would commence a tender offer to acquire all of the outstanding shares of Dakota Growers’ common stock at a price of $18.28 per share resulting in anticipated proceeds of approximately $37.9 million. The acquisition closed shortly after completion of a tender of a majority (50.1%) of the outstanding shares of Dakota Growers common stock, the receipt of various regulatory approvals and the satisfaction of other customary closing conditions and contingencies. On May 3, 2010, the Company converted its 1,065,000 preferred shares of Dakota Growers to 1,065,000 common shares of Dakota Growers. On May 6, 2010, the Company sold its shares in Dakota Growers for approximately $37.9 million, resulting in a realized gain of approximately $22.0 million.

At October 31, 2010, the Company no longer held an investment in Dakota Growers.

DPHI, Inc. (formerly DataPlay, Inc.)

DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.

At October 31, 2009 and 2010, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2009 and 2010, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $10.8 million.

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

During the fiscal year ended October 31, 2010, the Valuation Committee decreased the fair value of the senior subordinated loan by approximately $3.2 million.

At October 31, 2010, the loan had an outstanding balance and cost of $3.2 million. The loan and warrants were fair valued at $0. The increase in the outstanding balance and cost of the loan is due to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest for the quarter ended October 31, 2010. The Company has reserved in full against the interest accrued on the senior subordinated note starting on July 1, 2010.

Harmony Pharmacy & Health Center, Inc.

Harmony Pharmacy, Purchase, New York, operates health and beauty stores primarily in airports in the United States. Harmony Pharmacy opened their first store in Newark International Airport in March of 2007 and has since opened stores in John F. Kennedy International Airport and San Francisco International Airport.

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

During the fiscal year ended October 31, 2010, the Company loaned $800,000 and committed $1.3 million to Harmony Pharmacy in the form of two demand notes. The demand notes have an annual interest rate of 10% with the accrued interest being reserved against. As of October 31, 2010, the $800,000 demand note was outstanding and $600,000 of the $1.3 million demand note was outstanding.

During the fiscal year ended October 31, 2010, the Valuation Committee decreased the fair values of the demand notes and revolving credit facility by a net amount of $6.4 million. The net decrease of $6.4 million in Harmony Pharmacy was a result of the Valuation Committee determination to decrease the value of the unsecured demand notes by $7.5 million and ascribed value of $1.1 million to the capitalized PIK interest on the revolving credit facility which had no previous value.

During the fiscal year ended October 31, 2010, the Company extended the maturity date of the revolving credit facility from April 30, 2010 to December 31, 2010.

At October 31, 2010, the Company’s equity investment in Harmony Pharmacy consisted of 2 million shares of common stock with a cost of $750,000 and a fair value of $0. The revolving credit facility had an outstanding balance of $5.2 million, a cost of $5.2 million, and a fair value of $5.1 million. The demand notes had an outstanding balance and cost of $8.1 million and a fair value of $600,000. The increase in the outstanding balance, cost basis and fair value of the revolving credit facility is due to the capitalization of “payment in kind” interest. The Company has reserved in full against the interest accrued on the revolving credit facility and the demand notes.

Michael Tokarz, Chairman of the Company, serves as a director of Harmony Pharmacy.

Henry Company

Henry Company, Huntington Park, California, is a manufacturer and distributor of building products and specialty chemicals.

At October 31, 2009, the Company’s investment in Henry Company consisted of $3.7 million in loan assignments. The $1.7 million term loan A had an annual interest rate of LIBOR plus 3.5% and matured on April 6, 2011. The $2.0 million term loan B had an annual interest rate of LIBOR plus 7.75% and also matured on April 6, 2011.

During the fiscal year ended October 31, 2010, Henry Company repaid its term loan in full, including all accrued interest.

At October 31, 2010, the Company no longer held an investment in Henry.

HuaMei Capital Company, Inc.

HuaMei, San Francisco, California, is a Chinese-American, cross border investment bank and advisory company.

At October 31, 2009 and 2010, the Company’s investment in HuaMei consisted of 500 shares of common stock with a cost of $2.0 million and fair value of $1.5 million.

Michael Tokarz, Chairman of the Company, serves as a director of HuaMei.

Innovative Brands, LLC

Innovative Brands, Phoenix, Arizona, is a consumer product company that manufactures and distributes personal care products.

At October 31, 2009, the Company’s investment in Innovative Brands consisted of a $10.4 million loan assignment. The $10.4 million term loan had an annual interest rate of 15.5% and matured on September 25, 2011. The loan had a cost basis and fair value of $10.4 million as of October 31, 2009.

During the fiscal year ended October 31, 2010, Innovative Brands repaid its term loan in full, including all accrued interest.

At October 31, 2010, the Company no longer held an investment in Innovative.

Integrated Packaging Corporation

IPC, New Brunswick, New Jersey, is a manufacturer of corrugated boxes and packaging material.

On April 2, 2010, the Company acquired an investment in IPC in the form of a warrant. The Company received the warrant in exchange for services provided to another investor in IPC.

At October 31, 2010, the Company’s investment in IPC has zero cost basis and has been fair valued at $0.

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

On January 21, 2010, the Company sold the common stock of LHD Europe to Juice House, Inc. As of July 31, 2010, the proceeds of the sale of LHD Europe have not been distributed by LHD Europe and thus LHD Europe remains an investment of the Company.

During the fiscal year ended October 31, 2010, the Valuation Committee increased the fair value of the convertible Series A common stock by approximately $166,000 and the convertible Series B common stock by approximately $58,000.

At October 31, 2010, the convertible Series A common stock had a cost basis of approximately $166,000 and a fair value of approximately $332,000 and the convertible Series B common stock had a cost basis of approximately $59,000 and a fair value of approximately $118,000.

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

At October 31, 2009 and 2010, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2009 and 2010, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

Marine Exhibition Corporation

Marine, Miami, Florida, owns and operates the Miami Seaquarium. The Miami Seaquarium is a family-oriented entertainment park.

At October 31, 2009, the Company’s investment in Marine consisted of a senior secured loan, a secured revolving note, and 20,000 shares of preferred stock. The senior secured loan had an outstanding balance of $10.8 million and a cost of $10.7 million. The senior secured loan bears annual interest at 11% and matures on June 30, 2013. The senior secured loan was fair valued at $10.8 million. The secured revolving note had an outstanding balance, cost and fair value of $900,000. The secured revolving note bears interest at LIBOR plus 1%, has an unused fee of .50% per annum and matures on June 30, 2013. The preferred stock was fair valued at $2.6 million. The dividend rate on the preferred stock is 12% per annum.

On both December 31, 2009 and April 7, 2010, Marine made principal payments of $625,000 on its senior subordinated loan.

Net borrowings during fiscal year 2010 were $1.1 million resulting in a balance of $2.0 million as of October 27, 2010. On October 27, 2010, the Company refinanced the secured revolving note and the senior subordinated loan of Marine. The revolving note balance of $2.0 million was added to the senior subordinated loan resulting in a balance of $11.9 million as of October 31, 2010. The interest on the senior subordinated loan remained 11% and the maturity date was extended to October 26, 2017.

At October 31, 2010, the Company’s senior secured loan had an outstanding balance, a cost basis and a fair value of $11.9 million. The preferred stock had a cost and fair value of $2.8 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.

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

During the fiscal year ended October 31, 2010, the maturity date on the bridge loan was extended to December 31, 2010.

During the fiscal year ended October 31, 2010, the Valuation Committee decreased the fair value of the equity interest by $2.4 million.

At October 31, 2010, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $34.7 million and a fair value of $44.1 million. The bridge loan had a cost and fair value of $3.6 million. The mortgage guarantees for MVC Automotive were equivalent to approximately $16.7 million at October 31, 2010. These guarantees were taken into account in the valuation of MVC Automotive.

Michael Tokarz, Chairman of the Company, and Christopher Sullivan, a representative of the Company, serve as directors of MVC Automotive.

MVC Partners LLC

MVC Partners, Purchase, New York, a wholly-owned portfolio company, is a private equity firm established primarily to serve as the general partner, managing member or anchor investor of private or other investment vehicles.

On October 29, 2010, through MVC Partners, the Company committed to invest $20 million in a private equity fund (“PE Fund”), for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the “GP”). The PE Fund recently completed a first closing of approximately $80 million of capital commitments.

At October 31, 2009 and October 31, 2010, the Company’s equity investment in MVC Partners had a cost basis of approximately $1.4 million and fair value of approximately $1.1 million.

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

During the fiscal year ended October 31, 2010, Octagon made principal payments of $5.0 million, repaying its term loan in full, including all accrued interest.

During the fiscal year ended October 31, 2010, the Valuation Committee increased the fair value of the equity investment by $1.5 million.

During the fiscal year ended October 31, 2010, the cost basis of the equity investment was increased by approximately $298,000 because of an allocation in flow through income.

At October 31, 2010, the equity investment had a cost basis of approximately $1.6 million and a fair value of $4.5 million.

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

During the fiscal year ended October 31, 2010, the Valuation Committee decreased the fair value of the common stock by $8.6 million.

At October 31, 2010, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis and fair value of $17.0 million and $500,000, respectively, and 15,473 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $46.8 million. The increase in the fair value of the convertible preferred stock of $6.8 million is due to PIK distributions which were treated as a return of capital. This increase was approved by the Company’s Valuation Committee.

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

At October 31, 2009, the Company’s investment in Phoenix Coal consisted of 666,667 shares of common stock, which had a cost basis of $500,000 and a market value of approximately $148,000.

During the fiscal year ended October 31, 2010, the Company sold the remaining 666,667 shares of Phoenix Coal common stock. The total amount received from the sale net of commission was approximately $295,000, resulting in a realized loss of approximately $205,000. Over the life of the investment, there was a combined realized gain on the sale of Phoenix Coal common stock of approximately $293,000.

At October 31, 2010, the Company no longer held an investment in Phoenix Coal.

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

During the fiscal year ended October 31, 2010, the Valuation Committee increased the fair value of the common stock by $3.4 million.

At October 31, 2010, the common stock had a cost basis and fair value of $6.0 million and $10.4 million, respectively.

SafeStone Technologies Limited (formerly Safestone Technologies PLC)

SafeStone Limited, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.

At October 31, 2009 and 2010, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.

Security Holdings, B.V.

Security Holdings is an Amsterdam-based holding company that owns FIMA, a Lithuanian security and engineering solutions company.

At October 31, 2009, the Company’s investment in Security Holdings had a cost basis of $28.2 million and a fair value of $10.0 million.

On March 12, 2010, the Company invested $1.7 million in Security Holdings in the form of equity interest.

During the fiscal year ended October 31, 2010, the Valuation Committee decreased the fair value of the equity interest by $6.4 million.

At October 31, 2010, the Company’s investment in Security Holdings had a cost of $29.9 million and a fair value of $5.3 million.

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

During the fiscal year ended October 31, 2010, the Valuation Committee decreased the fair value of the equity interest by $4.1 million.

At October 31, 2010, the Company’s equity investment had a cost basis of $17.4 million and a fair value of $12.1 million. The senior secured loan had an outstanding balance, cost and fair value of $1.5 million.

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

On March 16, 2010, the Company contributed its common and preferred equity interest in SGDA to SGDA Europe in a reorganization to achieve operating efficiencies. SGDA Europe is 99.99% owned by the Company. The fair value of SGDA Europe’s equity interest increased by approximately $4.2 million and the cost basis was increased by $5.0 million as a result of this cashless transaction. There was no gain or loss to the Company from this transaction.

During the fiscal year ended October 31, 2010, the Valuation Committee determined to decrease the fair value of the Company’s preferred equity interest by $2.4 million.

At October 31, 2010, the term loan had an outstanding balance of $6.2 million with a cost of $6.2 million. The term loan was fair valued at $6.2 million.

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

At October 31, 2010, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of $3.8 million. The guarantee for Tekers was equivalent to approximately $2.0 million at October 31, 2010. These guarantees were taken into account in the valuation of Tekers.

Sonexis, Inc.

Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.

At October 31, 2009 and 2010, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been fair valued at $0.

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

During the fiscal year ended October 31, 2010, SP made principal payments of approximately $169,000, on its first lien loan.

At October 31, 2010, the first lien loan and the second lien loan had outstanding balances of approximately $732,000 and $26.2 million, respectively, with a cost basis of approximately $598,000 and $26.0 million, respectively. The first lien loan and second loan had fair values of approximately $732,000 and $26.2 million, respectively. The increase in cost and fair value of the second lien loan is due to the amortization of loan origination fees and to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

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

During the fiscal year ended October 31, 2010, the Company received approximately $106,000 in principal payments on the term loan provided to Storage Canada.

At October 31, 2010, the Company’s investment in Storage Canada had an outstanding balance of $1.0 million and a cost basis and fair value of $1.0 million.

Summit Research Labs, Inc.

Summit, Huguenot, New York, is a specialty chemical company that manufactures antiperspirant actives.

At October 31, 2009, the Company’s investment in Summit consisted of a second lien loan and 1,115 shares of common stock. The second lien loan bears annual interest at 14% and matures on August 31, 2013. The second lien loan had an outstanding balance of $9.6 million with a cost of $9.5 million. The second lien loan was fair valued at $9.6 million. The common stock had been fair valued at $38.0 million with a cost basis of $16.0 million.

During the fiscal year ended October 31, 2010, the Valuation Committee increased the fair value of the common stock by $22.0 million.

At October 31, 2010, the Company’s second lien loan had an outstanding balance of $10.3 million with a cost of $10.2 million. The second lien loan was fair valued at $10.3 million. The 1,115 shares of common stock were fair valued at $60.0 million and had a cost basis of $16.0 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

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

During the fiscal year ended October 31, 2010, Total Safety made principal payments of approximately $26,000 on its first lien loan.

During the fiscal year ended October 31, 2010, the interest rate on the first lien loan was increased to LIBOR, with a 2.0% floor, plus 4.25%.

At October 31, 2010, the loans had a combined outstanding balance and cost basis of $4.4 million. The loans were fair valued at $4.4 million.

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

During the fiscal year ended October 31, 2010, the Valuation Committee decreased the fair value of the membership interest by $500,000.

At October 31, 2010, the mezzanine loan had an outstanding balance, cost basis and a fair value of $8.4 million. The increase in the outstanding balance, cost and fair value of the loan is due to the amortization of loan origination fees and to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The junior revolving note had an outstanding balance and fair value of $1.0 million. The membership interest has a cost of $3.5 million and a fair value of $2.7 million. The warrant was fair valued at $0.

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

On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. The cash collateral has since been released as the letter of credit has expired and the limited guarantee is no longer a commitment of the Company.

On March 31, 2010, U.S. Gas refinanced its senior credit facility with another lender. As a result of the refinancing, the $10 million guarantee to Amzak Capital Management, LLC for the senior credit facility has been released. At October 31, 2010, the revolving senior credit facility was no longer a commitment of the Company.

During the fiscal year ended October 31, 2010, the Valuation Committee increased the fair value of the preferred stock by approximately $17.8 million.

At October 31, 2010, the second lien loan had an outstanding balance of $8.7 million with a cost of $8.6 million and a fair value of $8.7 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The convertible Series I preferred stock had a fair value of $76.1 million and a cost of $500,000 and the convertible Series J preferred stock had a fair value of $2.5 million and a cost of $0. As of October 31, 2010, the Company no longer guaranteed any U.S. Gas obligation.

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

During the fiscal year ended October 31, 2010, the Valuation Committee increased the fair value of the Company’s equity investment by $1.7 million.

At October 31, 2010, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $24.9 million.

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

During the fiscal year ended October 31, 2010, the Valuation Committee decreased the fair value of the preferred stock by approximately $1.9 million and the common stock by $5,500.

On July 2, 2010, the Company sold the common stock and preferred stock of Vendio. The amount received from the sale of the 10,476 common shares was approximately $2,900 and for the 6,443,188 preferred shares was approximately $2.9 million, resulting in a realized loss of approximately $3.5 million, including proceeds held in escrow. As part of this transaction, there was approximately $465,205 deposited in an escrow account subject to a reduction over an eighteen month period. This escrow is valued at approximately $180,000 on the Company’s consolidated balance sheet as of October 31, 2010.

At October 31, 2010, the Company no longer held an investment in Vendio.

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

During the fiscal year ended October 31, 2010, the Valuation Committee increased the fair value of the common stock by $600,000.

At October 31, 2010, the senior subordinated promissory note had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were fair valued at $2.2 million.

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

On December 29, 2009, the Company sold the common stock, preferred stock and warrants of Vitality. The amount received from the sale of the 556,472 common shares was approximately $10.0 million, for the 1 million preferred shares was approximately $14.0 million, and for the 1 million warrants were approximately $3.8 million. As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. On March 9, 2010, the Company received its first scheduled disbursement from the Vitality escrow totaling approximately $522,000. There were no claims against the escrow so 100% of the expected proceeds of the first scheduled disbursement were released. At the same time, the Company received its portion of a working capital adjustment paid to Vitality. The Company’s share of the proceeds from the working capital adjustment totaled approximately $471,000 and was recorded as additional long-term capital gain. The total proceeds received from the escrow disbursement and working capital adjustment was approximately $993,000. The value of the escrow was increased by $150,000 by the Valuation Committee during the fiscal year ended October 31, 2010. This escrow is currently valued at approximately $1.9 million on the Company’s consolidated balance sheet as of October 31, 2010. Total amount received from the sale as of October 31, 2010 was approximately $30.6 million resulting in a realized gain of approximately $13.9 million, which was treated as a long-term capital gain.

At October 31, 2010, the Company no longer held an investment in Vitality.

WBS Carbons Acquisitions Corp.

WBS, Middletown, New York, is a manufacturer of antiperspirant actives and water treatment chemicals.

At October 31, 2009, the bridge loan had an outstanding balance, cost and fair value of $1.8 million. The bridge loan bears annual interest at 6% and matures on December 30, 2011.

During the fiscal year ended October 31, 2010, WBS repaid its loan in full, including all accrued interest.

At October 31, 2010, the Company no longer held an investment in WBS.

Liquidity and Capital Resources

Our liquidity and capital resources are derived from our credit facility and cash flows from operations, including investment sales and repayments and income earned. Our primary use of funds includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our credit facility, proceeds generated from our portfolio investments and proceeds from public and private offerings of securities to finance pursuit of our investment objective.

At October 31, 2010, the Company had investments in portfolio companies totaling $433.9 million. Also, at October 31, 2010, the Company had investments in cash and cash equivalents totaling approximately $56.4 million. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.

During the fiscal year ended October 31, 2010, the Company obtained one new investment in IPC in the form of a warrant. The Company received the warrant solely for services provided to another investor in IPC and provided no capital.

During the fiscal year ended October 31, 2010, the Company made four follow-on investments in existing portfolio companies committing capital totaling $8.3 million. On January 4, 2010, the Company loaned $800,000 to Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. On March 12, 2010, the Company invested $4.5 million and $1.7 million in SGDA Europe and Security Holdings, respectively, in the form of additional equity interests. On September 23, 2010, the Company committed an additional $1.3 million to Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. As of October 31, 2010, $600,000 of the $1.3 million demand note to Harmony Pharmacy was funded.

Current balance sheet resources, which include the additional cash resources from the Credit Facilities, are believed to be sufficient to finance current commitments. Current commitments include:

Commitments to/for Portfolio Companies

At October 31, 2010, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at October 31, 2010

Octagon Revolving Credit Facility	$7.0 million	—
Harmony Pharmacy Revolving Credit Facility	$4.0 million	$4.0 million
Turf Junior Revolver	$1.0 million	$1.0 million
Harmony Pharmacy Note	$1.3 million	$600,000
MVC Partners	$20.0 million	—

Total	$33.3 million	$5.6 million

Off-Balance Sheet Arrangements

As of October 31, 2010, the Company had the following commitments to guarantee various loans and mortgages:

Off-Balance Sheet Arrangements

Guarantee	Amount Committed	Amount Funded at October 31, 2010

MVC Automotive	$9.1 million	—
MVC Automotive	$5.6 million	—
Tekers	$2.0 million	—
MVC Automotive	$2.0 million	—

Total	$18.7 million	—

These guarantees are further described below, together with the Company’s other commitments.

On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.

On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. As of October 31, 2009, the outstanding balance of the secured revolving loan facility was $900,000. Net borrowings during fiscal year 2010 were $1.1 million resulting in a balance of $2.0 million as of October 27, 2010. On October 27, 2010, the Company refinanced the secured revolving note and the senior subordinated loan of Marine. The revolving note balance of $2.0 million was added to the senior subordinated loan resulting in a balance of $11.9 million as of October 31, 2010.

On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2009 and October 31, 2010, there was no balance outstanding.

On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The maturity date of the revolving credit facility was extended to December 31, 2010. At October 31, 2009 and October 31, 2010, the outstanding balance of the revolving credit facility was $4.0 million.

On May 1, 2007, the Company provided Velocitius a $650,000 revolving line of credit. The revolving line of credit expired on April 30, 2010 and had an annual interest at 8%. At October 31, 2010, the revolving line of credit was no longer a commitment of the Company.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.0 million at October 31, 2010.

On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility to U.S. Gas. The revolving senior credit facility had an annual interest at LIBOR plus 6% or Prime plus 4.5%, which is at U.S. Gas’ discretion. The balance of the senior credit facility at October 31, 2008 was approximately $4.9 million. Net repayments during fiscal year 2009 on the senior credit facility were approximately $4.9 million, resulting in a zero balance at October 22, 2009. On October 22, 2009, the Company participated the revolving credit facility to Amzak Capital Management, LLC. The Company agreed to guarantee the $10 million credit facility under certain circumstances related to an event of default. On March 31, 2010, U.S. Gas refinanced its senior credit facility with another lender. As a result of the refinancing, the $10 million guarantee to Amzak Capital Management, LLC for the senior credit facility has been released. At October 31, 2009 and October 31, 2010, the revolving senior credit facility was no longer a commitment of the Company.

On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $9.1 million at October 31, 2010.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.6 million at October 31, 2010) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2009 and October 31, 2010, the outstanding balance of the secured junior revolving note was $1.0 million.

On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruna (“CZK”) mortgage for MVC Automotive, equivalent to approximately $2.0 million at October 31, 2010.

On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company has earned one-time fee income of approximately $1.2 million and will be recognizing an additional $1.6 million in fee income over the life of the guarantee. As of October 31, 2010, the cash collateral has been released as the letter of credit has expired and the limited guarantee is no longer a commitment of the Company. The Company has recognized the $1.6 million of fee income related to the guarantee.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On September 23, 2010, the Company committed capital of $1.3 million to Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. As of October 31, 2010, $600,000 has been borrowed on the demand note.

On October 29, 2010, through MVC Partners, the Company committed to invest $20 million in a private equity fund (“PE Fund”), for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the “GP”). The PE Fund recently completed a first closing of approximately $80 million of capital commitments.

Commitments of the Company

Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers, which has since been amended and restated (the “Advisory Agreement”) and described in Note 8 of the consolidated financial statements, “Management”, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue, Purchase, New York 10577.

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (“Credit Facility I”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2009, there was $50.0 million in term debt and $12.3 million in revolving credit on Credit Facility I outstanding. The Company made net repayments of $12.3 million on the revolving credit portion of Credit Facility I during the period November 1, 2009 to April 13, 2010. On April 13, 2010, the Company renewed Credit Facility I with Guggenheim for three years. Credit Facility I now only consists of a $50.0 million term loan, which will expire on April 27, 2013, at which time the outstanding amount under Credit Facility I will be due and payable. As of October 31, 2010, there was $50.0 million outstanding on Credit Facility I. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a 1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing Credit Facility I. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Consolidated Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. The Credit Facility includes standard financial covenants including limitations on total assets to debt, debt to equity, interest coverage and eligible debt ratios. Please see the Item 1A Risk Factor, “We may be unable to meet our covenant obligations under our credit facility, which could adversely affect our business,” for a risk factor relating to the Company’s credit facility.

On April 24, 2008, the Company entered into a two-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). There was no amount outstanding on Credit Facility II as of October 31, 2009 and on the maturity date of April 24, 2010. Credit Facility II was not renewed. Credit Facility II provided financing to the Company in addition to the Company’s existing Credit Facility I with Guggenheim. Proceeds from borrowings made under Credit Facility II were used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bore interest at LIBOR plus 50 basis points. In addition, the Company was also subject to an annual utilization fee of 25 basis points for the amount of Credit Facility II that was outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs were amortized evenly over the life of the facility. The prepaid expenses on the Consolidated Balance Sheet included the unamortized portion of these costs. Borrowings under Credit Facility II were secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities whose purchase was approved by BB&T.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

A summary of our contractual payment obligations as of October 31, 2010 is as follows:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Credit Facility I	$50,000,000	N/A	$50,000,000	N/A	N/A
Total Debt	$50,000,000	N/A	$50,000,000	N/A	N/A

Subsequent Events

Effective November 4, 2010, the interest rate on the Turf senior subordinated loan was reduced from 15% to 13% and the maturity date was extended to January 31, 2014. The maturity date on the Turf revolver was also extended to January 31, 2014.

On November 30, 2010, the Company loaned an additional $700,000 to Harmony, which was the remaining portion of the $1.3 million demand note.

On November 30, 2010, a public Uniform Commercial Code (“UCC”) sale of Harmony’s assets took place. Prior to this sale, the Company formed a new entity, Harmony Health & Beauty, Inc. (“HH&B”). The Company assigned its secured debt interest in Harmony of approximately $6.4 million to HH&B in exchange for a majority of the economic ownership. At the UCC sale, HH&B submitted a successful credit bid of approximately $5.9 million for all of the assets of Harmony. On December 21, 2010, Harmony filed for dissolution in the states of California, New Jersey and New York. As a result, the Company realized a $8.4 million loss on its investment in Harmony.

On December 1, 2010, Amersham filed for dissolution in the State of California as all operating divisions were sold in 2010. As a result, the Company realized a $6.5 million loss on its investment in Amersham. The Company may be eligible to receive proceeds from an earnout related to the sale of an operating division once the senior lender is repaid in full. At this time, it is not likely that any proceeds will be received by the Company.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is codified in FASB ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted ASC 855 in the third quarter of 2009 and evaluated all events or transactions through the date of issuance of the consolidated financial statements.

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

Tax Status and Capital Loss Carryforwards

As a RIC, the Company is not subject to federal income tax to the extent that it distributes all of its investment company taxable income and net realized capital gains for its taxable year (see Notes 12 and 13. “Notes to Consolidated Financial Statements”). This allows us to attract different kinds of investors than other publicly held corporations. The Company is also exempt from excise tax if it distributes at least 98% of its ordinary income and capital gains during each calendar year. At October 31, 2009, the Company had a net capital loss carryforward of $29,988,349. During fiscal year 2010, the Company utilized the prior year capital loss carryforwards and as a result, the Company has no remaining capital loss carryforwards as of October 31, 2010.

Valuation of Portfolio Securities

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

At October 31, 2010, approximately 87.13% of our total assets were portfolio investments and escrow receivables recorded at fair value.

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

Distributions to Shareholders

Distributions to shareholders are recorded on the ex-dividend date.

Income Taxes

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended October 31, 2010, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS. The 2007, 2008, 2009 and 2010 federal tax years for the Company and MVCFS remain subject to examination by the IRS.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	October 31,	October 31,
	2010	2009

ASSETS
Assets
Cash and cash equivalents	$56,390,628	$1,007,873
Investments at fair value
Non-control/Non-affiliated investments (cost $113,688,332 and $122,320,550)	56,704,561	85,451,605
Affiliate investments (cost $119,874,343 and $141,186,185)	167,106,213	210,519,609
Control investments (cost $142,019,459 and $159,287,686)	210,090,715	206,832,059

Total investments at fair value (cost $375,582,134 and $422,794,421)	433,901,489	502,803,273
Dividends, interest and fee receivables, net of reserves	6,374,314	5,385,333
Escrow receivables	2,063,420	—
Prepaid expenses	1,564,306	1,271,353
Prepaid taxes	78,463	377,883

Total assets	$500,372,620	$510,845,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Term loan	$50,000,000	$50,000,000
Revolving credit facility	—	12,300,000
Provision for incentive compensation (Note 5)	21,990,314	19,511,147
Management fee payable	2,232,295	2,560,120
Other accrued expenses and liabilities	599,843	1,300,490
Professional fees payable	515,651	650,981
Consulting fees payable	38,054	67,278
Taxes payable	2,039	—

Total liabilities	75,378,196	86,390,016

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 23,990,987 and 24,297,087 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	429,461,516	429,400,261
Accumulated earnings	40,218,844	34,768,686
Dividends paid to stockholders	(68,682,836)	(57,087,927)
Accumulated net realized gain (loss)	2,197,091	(30,113,755)
Net unrealized appreciation	58,319,355	80,008,852
Treasury stock, at cost, 4,313,461 and 4,007,361 shares held, respectively	(36,802,590)	(32,803,462)

Total shareholders’ equity	424,994,424	424,455,699

Total liabilities and shareholders’ equity	$500,372,620	$510,845,715

Net asset value per share	$17.71	$17.47

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
October 31, 2010

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments — 13.34% (a, c, f, g)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d, j)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision - Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h, i)	$2,473,521	2,473,521	—
		Second Lien Seller Note 17.0000%, 06/30/2013 (b, h, i)	4,066,463	4,066,463	—

				6,539,984	—

BP Clothing, LLC	Apparel	Second Lien Loan 16.5000%, 07/18/2012 (b, h, i)	19,554,187	19,452,605	3,917,417
		Term Loan A 8.0000%, 07/18/2011 (h)	1,987,500	1,981,798	1,727,423
		Term Loan B 11.0000%, 07/18/2011 (h, i)	2,000,000	1,994,690	1,749,486

				23,429,093	7,394,326

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d, j)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d, j)		15,000,000	10,790,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (b, h, i)	3,237,952	3,237,952	—
		Warrants (d)		—	—

				3,237,952	—

Integrated Packaging Corporation	Manufacturer of Packaging Material	Warrants (d)		—	—

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d, j)		3,750,000	—

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000%, 08/31/2012 (e, h)	6,187,350	6,187,350	6,187,350

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d, j)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 7.5000%, 12/31/2012 (h)	732,054	597,890	732,054
		Second Lien Loan 15.0000%, 12/31/2013 (b, h)	26,226,421	25,959,855	26,226,421

				26,557,745	26,958,475

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,002,500	1,004,096	1,002,500

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 6.2500%, 12/08/2012 (h)	946,352	946,352	871,910
		Second Lien Seller Note 6.7880%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,446,352	4,371,910

Sub Total Non-control/Non-affiliated investments				113,688,332	56,704,561

Affiliate investments — 39.32% (a, c, f, g)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b, h)	13,570,193	13,412,262	13,570,193
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				23,412,262	23,570,193

Harmony Pharmacy & Health Center, Inc.	Healthcare - Retail	Revolving Credit Facility 10.0000%, 12/31/2010 (b, h)	5,248,696	5,248,696	5,100,000
		Demand Note 10.0000% (h, i)	500,000	500,000	—
		Demand Note 10.0000% (h, i)	800,000	800,000	—
		Demand Note 10.0000% (h, i)	600,000	600,000	600,000
		Demand Note 10.0000% (h, i)	700,000	700,000	—
		Demand Note 10.0000% (h, i)	3,300,000	3,300,000	—
		Demand Note 10.0000% (h, i)	2,200,000	2,200,000	—
		Common Stock (2,000,000 shares) (d)		750,000	—

				14,098,696	5,700,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (120,000 shares) (d)		2,000,000	1,525,000

LHD Europe Holding, Inc.	Non-Alcoholic Beverages	Common Stock, Series A (960 shares) (d, e)		165,682	332,144
		Convertible Common Stock, Series B (344 shares) (d, e)		59,369	117,856

				225,051	450,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 10/26/2017 (b, h)	11,927,605	11,865,567	11,927,605
		Convertible Preferred Stock (20,000 shares) (b)		2,794,514	2,794,514

				14,660,081	14,722,119

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)
October 31, 2010

Company	Industry	Investment	Principal	Cost	Fair Value

Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		$1,587,236	$4,542,141

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	10,400,000

Security Holdings B.V.	Electrical Engineering	Common Stock (900 shares) (d, e)		29,885,900	5,300,000

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		17,388,551	12,100,000
		Senior Secured Loan 10.0000%, 6/23/2012 (e, h)	$1,500,000	1,500,000	1,500,000

				18,888,551	13,600,000

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	8,692,789	8,616,566	8,692,789
		Convertible Series B Preferred Stock (32,200 shares) (d)		500,000	76,127,069
		Convertible Series C Preferred Stock (8,216 shares) (d)		—	2,476,902

				9,116,566	87,296,760

Sub Total Affiliate investments				119,874,343	167,106,213

Control Investments — 49.43% (a, c, f, g)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$44,100,000
		Bridge Loan 10.0000%, 12/31/2010 (e, h)	$3,643,557	3,643,557	3,643,557

				38,380,496	47,743,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		1,350,253	1,133,729

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	500,000
		Series A Convertible Preferred Stock (15,473 shares) (b, h)		30,000,000	46,806,540

				47,000,000	47,306,540

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	3,790,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/31/2013 (b, h)	10,299,834	10,213,333	10,299,834
		Common Stock (1,115 shares) (d)		16,000,000	60,000,000

				26,213,333	70,299,834

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	8,395,261	8,394,368	8,395,261
		Junior Revolving Note 6.0000%, 5/1/2011 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	2,721,794
		Warrants (d)		—	—

				12,930,062	12,117,055

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	24,900,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	2,200,000

				2,450,000	2,800,000

Sub Total Control Investments				142,019,459	210,090,715

TOTAL INVESTMENT ASSETS — 102.09% (f)				$375,582,134	$433,901,489

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Company negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except LHD Europe Holding Inc., Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, and Velocitius B.V. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $424,994,424 as of October 31, 2010.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

(j)	Legacy Investments.

—	Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments
October 31, 2009

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments — 20.13% (c, f, g)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (a, d, j)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision - Machined Components	Senior Secured Loan 6.0000%, 12/31/2009 (a, h)	$375,000	375,000	375,000
		Second Lien Seller Note 10.0000%, 06/29/2010 (a, h, i)	2,473,521	2,473,521	775,000
		Second Lien Seller Note 17.0000%, 06/30/2013 (a, b, h, i)	3,793,841	3,793,841	1,625,000

				6,642,362	2,775,000

BP Clothing, LLC	Apparel	Second Lien Loan 16.5000%, 07/18/2012 (a, b, h)	18,778,308	18,617,403	17,503,916
		Term Loan A 6.0000%, 07/18/2011 (a, h)	1,987,500	1,973,763	1,719,388
		Term Loan B 9.0000%, 07/18/2011 (a, h)	2,000,000	1,987,208	1,742,004

				22,578,374	20,965,308

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (a, d, j)		4,520,355	—

FOLIOfn,Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (a, d, j)		15,000,000	10,790,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (a, b, h)	3,096,252	3,096,252	3,096,252
		Warrants (a, d)		—	—

				3,096,252	3,096,252

Henry Company	Building Products / Specialty Chemicals	Term Loan A 3.7429%, 04/06/2011 (a, h)	1,709,921	1,709,921	1,650,642
		Term Loan B 7.9929%, 04/06/2011 (a, h)	2,000,000	2,000,000	2,000,000

				3,709,921	3,650,642

Innovative Brands, LLC	Consumer Products	Term Loan 15.5000%, 09/25/2011 (a, h)	10,414,976	10,414,976	10,414,976

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (a, d, e, j)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (a, d, j)		3,750,000	—

Phoenix Coal Corporation	Coal Processing and Production	Common Stock (666,667 shares) (d)		500,000	148,000

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (a, d, e, j)		2,007,701	—

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (a, d, j)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 7.5000%, 12/28/2012 (a, h)	901,435	656,357	901,435
		Second Lien Loan 15.0000%, 12/31/2013 (a, b, h)	25,443,638	25,092,905	25,443,638

				25,749,262	26,345,073

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (a, h)	1,108,500	1,111,347	1,108,500

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 3.0038%, 12/08/2012 (a, h)	972,500	972,500	898,058
		Second Lien Seller Note 6.7538%, 12/08/2013 (a, h)	3,500,000	3,500,000	3,500,000

				4,472,500	4,398,058

WBS Carbons Acquisitions Corp.	Specialty Chemicals	Bridge Loan 6.0000%, 12/30/2011 (a, h)	1,759,796	1,759,796	1,759,796

Sub Total Non-control/Non-affiliated investments				122,320,550	85,451,605

Affiliate investments — 49.60% (c, f, g)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (a, b, h)	12,648,338	12,406,499	12,648,338
		Convertible Series A Preferred Stock (9 shares) (a)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (a)		9,956,000	9,956,000

				22,406,499	22,648,338

Dakota Growers Pasta Company, Inc.	Manufacturer of Packaged Foods	Common Stock (1,016,195 shares)		5,521,742	15,044,698
		Convertible Preferred Stock (1,065,000 shares)		10,357,500	15,767,252

				15,879,242	30,811,950

Harmony Pharmacy & Health Center, Inc.	Healthcare - Retail	Revolving Credit Facility 10.0000%, 12/01/2009 (a, b, h)	4,755,060	4,755,060	4,000,000
		Demand Note 10.0000% (a, h, i)	500,000	500,000	500,000
		Demand Note 10.0000% (a, h, i)	700,000	700,000	700,000
		Demand Note 10.0000% (a, h, i)	3,300,000	3,300,000	3,300,000
		Demand Note 10.0000% (a, h, i)	2,200,000	2,200,000	2,200,000
		Common Stock (2,000,000 shares) (a, d)		750,000	—

				12,205,060	10,700,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (120,000 shares) (a, d)		2,000,000	1,525,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 06/30/2013 (a, b, h)	10,765,878	10,667,415	10,765,878
		Secured Revolving Note 1.2463%, 06/30/2013 (a, h)	900,000	900,000	900,000
		Convertible Preferred Stock (20,000 shares) (a, b)		2,581,699	2,581,699

				14,149,114	14,247,577

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)
October 31, 2009

Company	Industry	Investment	Principal	Cost	Fair Value

Octagon Credit Investors, LLC	Financial Services	Term Loan 4.4963%, 12/31/2011 (a, h)	$5,000,000	$4,971,138	$5,000,000
		Limited Liability Company Interest(a)		1,289,178	2,744,083

				6,260,316	7,744,083

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (a, d)		6,000,000	7,000,000

Security Holdings B.V.	Electrical Engineering	Common Stock (900 shares) (a, d, e)		28,154,200	10,000,000

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (a, d, e)		7,450,000	7,450,000
		Senior Secured Loan 10.0000%, 6/23/2012 (a, e, h)	1,500,000	1,500,000	1,500,000

				8,950,000	8,950,000

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (a, b, h)	8,263,979	8,143,804	8,263,979
		Convertible Series I Preferred Stock (32,200 shares) (a, d)		500,000	58,907,092
		Convertible Series J Preferred Stock (8,216 shares) (a, d)		—	1,921,570

				8,643,804	69,092,641

Vitality Foodservice, Inc.	Non-Alcoholic Beverages	Common Stock (556,472 shares) (a, d)		5,564,716	10,089,957
		Preferred Stock (1,000,000 shares) (a, b, h)		10,973,234	13,875,005
		Warrants (a, d)		—	3,835,058

				16,537,950	27,800,020

Sub Total Affiliate investments				141,186,185	210,519,609

Control Investments — 48.73% (a, c, f, g)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		34,736,939	46,500,000
		Bridge Loan 10.0000%, 12/31/2009 (e, h)	3,643,557	3,643,557	3,643,557

				38,380,496	50,143,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		1,350,253	1,133,729

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	9,100,000
		Series A Convertible Preferred Stock (13,227 shares) (b, h)		30,000,000	40,010,429

				47,000,000	49,110,429

SGDA Sanierungsgesellschaft	Soil Remediation	Term Loan 7.0000%, 08/31/2012 (e, h)	6,187,350	6,187,350	6,187,350
fur Deponien und Altlasten GmbH		Common Equity Interest (d, e)		438,551	1
		Preferred Equity Interest (d, e)		5,000,000	6,600,000

				11,625,901	12,787,351

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	3,790,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/15/2012 (b, h)	9,596,177	9,479,142	9,596,177
		Common Stock (1,115 shares) (d)		16,000,000	38,000,000

				25,479,142	47,596,177

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	8,149,021	8,136,884	8,149,021
		Junior Revolving Note 6.0000%, 5/1/2011 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	3,221,794
		Warrants (d)		—	—

				12,672,578	12,370,815

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	23,200,000

Vendio Services, Inc.	Technology Investments	Common Stock (10,476 shares) (d, j)		5,500,000	9,687
		Preferred Stock (6,443,188 shares) (d, j)		1,134,001	4,490,314

				6,634,001	4,500,001

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	1,600,000

				2,450,000	2,200,000

Sub Total Control Investments				159,287,686	206,832,059

TOTAL INVESTMENT ASSETS — 118.46% (f)				$422,794,421	$502,803,273

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Company negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, and Velocitius B.V. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)
October 31, 2009

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $424,455,699 as of October 31, 2009.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

(j)	Legacy Investments.

—	Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2010	October 31, 2009	October 31, 2008

Operating Income:
Dividend income
Affiliate investments	$2,275,531	$2,459,914	$3,505,332

Total dividend income	2,275,531	2,459,914	3,505,332

Interest income
Non-control/Non-affiliated investments	8,693,240	10,294,769	11,608,730
Affiliate investments	5,007,696	5,070,990	5,838,181
Control investments	3,338,769	3,929,470	5,095,015

Total interest income	17,039,705	19,295,229	22,541,926

Fee income
Non-control/Non-affiliated investments	352,679	621,252	1,037,745
Affiliate investments	2,717,090	2,615,151	1,022,733
Control investments	626,780	862,253	1,552,257

Total fee income	3,696,549	4,098,656	3,612,735

Other income	509,712	254,945	366,818

Total operating income	23,521,497	26,108,744	30,026,811

Operating Expenses:
Management fee	9,329,809	9,843,427	8,989,491
Interest and other borrowing costs	2,824,788	3,127,594	4,463,822
Incentive compensation (Note 5)	2,479,167	3,716,852	10,822,127
Other expenses	832,391	904,695	791,789
Audit fees	548,500	659,400	473,500
Legal fees	487,000	594,000	938,000
Consulting fees	366,200	164,700	162,600
Insurance	353,135	377,400	379,725
Directors fees	346,800	272,100	249,300
Administration	273,986	290,362	330,680
Printing and postage	103,396	178,875	195,245
Public relations fees	84,000	77,800	98,600

Total operating expenses	18,029,172	20,207,205	27,894,879

Less: Expense Waiver by Adviser (1)	(150,000)	—	—

Total net operating expenses	17,879,172	20,207,205	27,894,879

Net operating income before taxes	5,642,325	5,901,539	2,131,932

Tax (Benefit) Expenses:
Deferred tax expense (benefit)	—	1,443,765	(640,482)
Current tax expense (benefit)	8,476	(66,946)	(295,914)

Total tax expense (benefit)	8,476	1,376,819	(936,396)

Net operating income	5,633,849	4,524,720	3,068,328

Net Realized and Unrealized Gain (Loss) on Investments and Foreign Currency:
Net realized gain (loss) on investments and foreign currency
Non-control/Non-affiliated investments	(205,245)	(324)	(36,140)
Affiliate investments	36,111,253	(7,000,000)	1,116,952
Control investments	(3,717,209)	(18,081,404)	283,118
Foreign currency	(389)	—	54,211

Total net realized gain (loss) on investments and foreign currency	32,188,410	(25,081,728)	1,418,141
Net change in unrealized appreciation (depreciation) on investments	(21,689,497)	34,804,497	59,465,174

Net realized and unrealized gain on investments and foreign currency	10,498,913	9,722,769	60,883,315

Net increase in net assets resulting from operations	$16,132,762	$14,247,489	$63,951,643

Net increase in net assets per share resulting from operations	$0.66	$0.59	$2.63

Dividends declared per share	$0.48	$0.48	$0.48

(1)	Reflects waiver by TTG Advisers, pursuant to its voluntary waiver of $150,000 of expenses (for the 2010 fiscal year) that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). Please see Note 4 “Management” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2010	October 31, 2009	October 31, 2008

Cash flows from Operating Activities:
Net increase in net assets resulting from operations	$16,132,762	$14,247,489	$63,951,643
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used) in operating activities:
Net realized (gain) loss	(32,188,410)	25,081,728	(1,418,141)
Net change in unrealized (appreciation) depreciation	21,689,497	(34,804,497)	(59,465,174)
Amortization of discounts and fees	(15,517)	(73,434)	(103,428)
Increase in accrued payment-in-kind dividends and interest	(5,561,308)	(6,354,807)	(5,390,885)
Increase in allocation of flow through income	(298,058)	(156,742)	(22,067)
Changes in assets and liabilities:
Dividends, interest and fees receivable	(988,981)	(2,743,339)	463,106
Escrow receivables	(2,063,420)	—	—
Prepaid expenses	(292,953)	1,026,081	151,427
Prepaid taxes	299,420	381,142	(530,866)
Deferred tax	—	1,443,765	(640,482)
Deposits	—	—	25,156
Other assets	—	—	20,993
Incentive compensation (Note 5)	2,479,167	3,716,852	(2,081,201)
Other Liabilities	(1,190,987)	533,176	490,939
Purchases of equity investments	(6,456,751)	(1,017,554)	(79,196,164)
Purchases of debt instruments	(2,500,000)	(11,652,248)	(77,940,026)
Purchases of short term investments	—	—	(49,881,375)
Proceeds from equity investments	71,987,346	286,100	7,312,817
Proceeds from debt instruments	22,244,985	16,692,298	104,614,110
Sales/maturities of short term investments	—	—	49,853,750

Net cash provided by (used) in operating activities	83,276,792	6,606,010	(49,785,868)

Cash flows from Financing Activities:
Repurchase of common stock	(3,999,128)	—	—
Distributions to shareholders paid	(11,594,909)	(11,662,602)	(11,177,600)
Net repayments on revolving credit facility	(12,300,000)	(6,700,000)	(11,000,000)

Net cash used in financing activities	(27,894,037)	(18,362,602)	(22,177,600)

Net change in cash and cash equivalents for the year	55,382,755	(11,756,592)	(71,963,468)

Cash and cash equivalents, beginning of year	1,007,873	12,764,465	84,727,933

Cash and cash equivalents, end of year	$56,390,628	$1,007,873	$12,764,465

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows — (continued)

During the year ended October 31, 2010, 2009 and 2008 MVC Capital, Inc. paid $2,157,732, $2,307,884 and $3,891,709, in interest expense, respectively.

During the year ended October 31, 2010, 2009 and 2008 MVC Capital, Inc. paid $2,039, $0 and $350,000 in income taxes, respectively.

Non-cash activity:

During the years ended October 31, 2010, 2009 and 2008, MVC Capital, Inc. recorded payment-in-kind dividend and interest income of $5,561,308, $6,354,807 and $5,390,885, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the years ended October 31, 2010, 2009 and 2008 MVC Capital Inc. was allocated $509,712, $254,945 and $363,763, respectively, in flow-through income and $0, $0 and $24,130 respectively, in capital gains from its equity investment in Octagon Credit Investors, LLC. Of these amounts, $211,654, $98,203 and $365,826, respectively, was received in cash and the balance of $298,058, $156,742 and $22,067, respectively, was undistributed and therefore increased the cost of the investment. The fair value was then increased by $298,058, $156,742 and $22,067 respectively, by the Company’s Valuation Committee.

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

On March 17, 2010, MVC Capital, Inc. transferred its common and preffered equity interests in SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH to SGDA Europe B.V. The Company owned 70% of the common stock of SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH and a majority economic ownership in SGDA Europe B.V. SGDA Europe B.V. increased its shareholders’ equity by $4.2 million as a result of the cashless transaction.

On July 2, 2010, MVC Capital, Inc. sold its common and preferred shares of Vendio Services, Inc. As part of this transaction, there was approximately $465,205 deposited in an escrow account subject to a reduction over an 18 month period in accordance with a specified schedule. This escrow is currently carried at approximately $180,000 on the Company’s consolidated balance sheet.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2010	October 31, 2009	October 31, 2008

Operations:
Net operating income	$5,633,849	$4,524,720	$3,068,328
Net realized gain (loss) on investments and foreign currencies	32,188,410	(25,081,728)	1,418,141
Net change in unrealized appreciation (depreciation) on investments	(21,689,497)	34,804,497	59,465,174

Net increase in net assets from operations	16,132,762	14,247,489	63,951,643

Shareholder Distributions:
Distributions to shareholders	(11,594,909)	(11,662,602)	(11,660,691)

Net decrease in net assets from shareholder distributions	(11,594,909)	(11,662,602)	(11,660,691)

Capital Share Transactions:
Reissuance of treasury stock in lieu of cash dividend	—	—	483,091
Repurchase of common stock	(3,999,128)	—	—

Net increase (decrease) in net assets from capital share transactions	(3,999,128)	—	483,091

Total increase in net assets	538,725	2,584,887	52,774,043

Net assets, beginning of year	424,455,699	421,870,812	369,096,769

Net assets, end of year	$424,994,424	$424,455,699	$421,870,812

Common shares outstanding, end of year	23,990,987	24,297,087	24,297,087

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	October 31,	October 31,	October 31,	October 31,	October 31,
	2010	2009	2008	2007	2006

Net asset value, beginning of year	$17.47	$17.36	$15.21	$12.41	$10.41
Gain from operations:
Net operating income	0.23	0.19	0.24	0.13	0.20
Net realized and unrealized gain on investments	0.43	0.40	2.39	2.79	2.28

Total gain from investment operations	0.66	0.59	2.63	2.92	2.48

Less distributions from:
Income	(0.23)	(0.19)	(0.09)	(0.08)	(0.21)
Return of capital	(0.25)	(0.29)	(0.39)	(0.46)	(0.27)

Total distributions	(0.48)	(0.48)	(0.48)	(0.54)	(0.48)

Capital share transactions
Anti-dilutive effect of share issuance	—	—	—	0.42	—
Anti-dilutive effect of share repurchase program	0.06	—	—	—	—

Total capital share transactions	0.06	—	—	0.42	—

Net asset value, end of year	$17.71	$17.47	$17.36	$15.21	$12.41

Market value, end of year	$13.35	$9.18	$12.30	$17.06	$13.08

Market premium (discount)	(24.62)%	(47.45)%	(29.15)%	12.16%	5.40%
Total Return — At NAV(a)	4.16%	3.50%	17.49%	27.39%	24.23%
Total Return — At Market(a)	50.86%	(21.48)%	(25.44)%	35.02%	20.75%
Ratios and Supplemental Data:
Net assets, end of year (in thousands)	$424,994	$424,456	$421,871	$369,097	$236,993
Ratios to average net assets:
Expenses excluding tax expense (benefit)	4.19%	4.88%	7.00%	7.89%	6.78%
Expenses including tax expense (benefit)	4.19%	5.21%	6.77%	7.78%	6.85%
Expenses excluding incentive compensation	3.61%	4.31%	4.05%	4.40%	4.03%
Expenses excluding incentive compensation, interest and other borrowing costs	2.95%	3.56%	2.93%	2.88%	3.29%
Net operating income before tax expense (benefit)	1.32%	1.42%	0.54%	0.53%	1.83%
Net operating income after tax expense (benefit)	1.32%	1.09%	0.77%	0.64%	1.76%
Net operating income before incentive compensation	1.90%	1.99%	3.49%	4.02%	4.58%
Net operating income before incentive compensation, interest and other borrowing costs	2.56%	2.74%	4.61%	5.54%	5.32%
Ratios to average net assets excluding waivers:
Expenses excluding tax expense (benefit)	4.22%	N/A	N/A	N/A	N/A
Expenses including tax expense (benefit)	4.22%	N/A	N/A	N/A	N/A
Expenses excluding incentive compensation	3.64%	N/A	N/A	N/A	N/A
Expenses excluding incentive compensation, interest and other borrowing costs	2.98%	N/A	N/A	N/A	N/A
Net operating income before tax expense (benefit)	1.29%	N/A	N/A	N/A	N/A
Net operating income after tax expense (benefit)	1.29%	N/A	N/A	N/A	N/A
Net operating income before incentive compensation	1.87%	N/A	N/A	N/A	N/A
Net operating income before incentive compensation, interest and other borrowing costs	2.53%	N/A	N/A	N/A	N/A

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Notes to Consolidated Financial Statements
October 31, 2010

1.	Organization and Business Purpose

MVC Capital, Inc. (the “Company”), formerly known as meVC Draper Fisher Jurvetson Fund I, Inc., is a Delaware corporation organized on December 2, 1999 which commenced operations on March 31, 2000. On December 2, 2002, the Company announced that it would begin doing business under the name MVC Capital, Inc. The Company’s investment objective is to seek to maximize total return from capital appreciation and/or income. The Company seeks to achieve its investment objective by providing equity and debt financing to companies that are, for the most part, privately owned (“Portfolio Companies”). The Company’s current investments in Portfolio Companies consist principally of senior and subordinated loans, venture capital, mezzanine and preferred instruments and private equity investments.

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

At the February 28, 2003 Annual Meeting of Shareholders, a new board of directors (the “Board”) replaced the former board of directors of the Company (the “Former Board”) in its entirety. On March 6, 2003, the results of the election were certified by the Inspector of Elections, whereupon the Board terminated John M. Grillos, the Company’s previous CEO. Shortly thereafter, other members of the Company’s senior management team, who had previously reported to Mr. Grillos, resigned. With these significant changes in the Board and management of the Company, the Company operated in a transition mode and, as a result, no portfolio investments were made from early March 2003 through the end of October 2003 (the end of the Fiscal Year). During this period, the Board explored various alternatives for a long-term management plan for the Company. Accordingly, at the September 16, 2003 Special Meeting of Shareholders, the Board voted and approved the Company’s revised business plan.

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

Company’s investment professionals) that had been previously employed by the Company as of the fiscal year ended October 31, 2006 became employees of TTG Advisers.

On December 11, 2008, our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), at their in-person meeting approved an amended and restated investment advisory and management agreement (also, the “Advisory Agreement”), which was approved by stockholders of the Company on April 14, 2009. The renewal of the Advisory Agreement was last approved by the Independent Directors at their in-person meeting held on October 26, 2010.

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

Recent Accounting Pronouncements — In April 2009, the Financial Accounting Standards Board (“FASB”) issued Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is codified in ASC 820, which provided additional guidance on how to determine the fair value of assets under ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. ASC 820 states that a transaction price that is associated with a transaction that is not orderly is not determinative of fair value or market-participant risk premiums and companies should place little, if any, weight (compared with other indications of fair value) on transactions that are not orderly when estimating fair value or market risk premiums. This new guidance was effective for periods ending after June 15, 2009. The adoption of this new guidance has not had a material effect on the financial position or results of operations of the Company.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is codified in FASB ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted ASC 855 in the third quarter of 2009 and evaluated all events or transactions through the date of issuance of the consolidated financial statements (see Note 15, Subsequent Events).

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

At October 31, 2010 approximately 86.72% of our total assets represented portfolio investments recorded at fair value.

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

There is no one methodology to determine fair value and, in fact, for any portfolio security, fair value may be expressed as a range of values, from which the Company derives a single estimate of fair value. To determine the fair value of a portfolio security, the Valuation Committee analyzes the portfolio company’s financial results and projections, publicly traded comparable companies when available, comparable private transactions when available, precedent transactions in the market when available, performs a discounted cash flow analysis if appropriate, as well as other factors. The Company generally requires, where practicable, portfolio companies to provide annual audited and more regular unaudited financial statements, and/or annual projections for the upcoming fiscal year.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

For loans, debt securities, and preferred securities with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference that generally becomes due at maturity, the Company will not ascribe value to payment-in-kind interest/dividends if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. However, the Company may ascribe value to payment-in-kind interest if the health of the portfolio company and the underlying securities are not in question. All payment-in-kind interest that has been added to the principal balance or capitalized is subject to ratification by the Valuation Committee.

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

Investment Transactions and Related Operating Income — Investment transactions and related revenues and expenses are accounted for on the trade date. The cost of securities sold is determined on a first-in, first-out basis, unless otherwise specified. Dividend income and distributions on investment securities is recorded on the ex-dividend date. The tax characteristics of such distributions received from our portfolio companies will be determined by whether or not the distribution was made from the investment’s current taxable earnings and profits or accumulated taxable earnings and profits from prior years. Interest income, which includes accretion of discount and amortization of premium, if applicable, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Fee income includes fees for guarantees and services rendered by the Company or its wholly-owned subsidiary to portfolio companies and other third parties such as due diligence, structuring,

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

transaction services, monitoring services, and investment advisory services. Guaranty fees are recognized as income over the related period of the guaranty. Due diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Monitoring and investment advisory services fees are generally recognized as income as the services are rendered. Any fee income determined to be loan origination fees, original issue discount, and market discount are capitalized and then amortized into income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as income and any unamortized original issue discount or market discount is recorded as a realized gain. For investments with PIK interest and dividends, we base income and dividend accrual on the valuation of the PIK notes or securities received from the borrower. If the portfolio company indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended October 31, 2010, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS. The 2007, 2008, 2009 and 2010 federal tax years for the Company and the 2007, 2008, 2009 and 2010 federal tax years for MVCFS remain subject to examination by the IRS.

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

Our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), last approved a renewal of the Advisory at their in-person meeting held on October 26, 2010.

Under the terms of the Advisory Agreement, TTG Advisers determines, consistent with the Company’s investment strategy, the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes. TTG Advisers also identifies and negotiates the structure of the Company’s investments (including performing due diligence on prospective portfolio companies), closes and monitors the Company’s investments, determines the securities and other assets purchased, retains or sells and oversees the administration, recordkeeping and compliance functions of the Company and/or third parties performing such functions for the Company. TTG Advisers’ services under the Advisory Agreement are not exclusive, and it may furnish similar services to other entities. Pursuant to the Advisory Agreement, the Company is required to pay TTG Advisers a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at 2.0% per annum of the Company’s total assets excluding cash, the value of any investment in a Third-Party Vehicle covered by a Separate Agreement (as defined in the Advisory Agreement) and the value of any investment by the Company not made in portfolio companies (“Non-Eligible Assets”) but including assets purchased with borrowed funds that are not Non-Eligible Assets. The incentive fee consists of two parts: (i) one part is based on our pre-incentive fee net operating income; and (ii) the other part is based on the capital gains realized on our portfolio of securities acquired after November 1, 2003. The Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company, to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.5% in each of the 2009 and 2010 fiscal years. For more information, please see Note 5 of our consolidated financial statements, “Incentive Compensation.” On October 26, 2010, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% to the 2011 fiscal year. In addition, for fiscal years 2010 and 2011, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTGA Advisers under the Advisory Agreement (the “Voluntary Waiver”).

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

At October 31, 2007, the provision for estimated incentive compensation was $17,875,496. During the fiscal year ended October 31, 2008, this provision for incentive compensation was decreased by a net amount of

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

$2,081,201 to $15,794,295. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of nine of the Company’s portfolio investments (U.S. Gas & Electric, Inc. (“U.S. Gas”), Vitality, Summit, Tekers, SGDA, Custom Alloy Corporation (“Custom Alloy”), Velocitius B.V. (“Velocitius”), MVC Automotive Group B.V. (“MVC Automotive”) and PreVisor) by a total of $64.8 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $4.2 million due to a PIK distribution, which was treated as a return of capital. The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2008 was a result of the incentive compensation payment to TTG Advisers of approximately $12.9 million due to the sale of Baltic Motors and BM Auto. Pursuant to the Advisory Agreement, incentive compensation payments will be made to TTG Advisers only upon the occurrence of a realization event (as defined under such agreement). On July 24, 2007, the Company realized a gain of $66.5 million from the sale of Baltic Motors and BM Auto. This transaction triggered an incentive compensation payment obligation to TTG Advisers, which payment was not required to be made until the precise amount of the payment obligation was confirmed based on the Company’s completed audited financials for the fiscal year 2007. The payment obligation to TTG Advisers from this transaction totaled approximately $12.9 million (20% of the realized gain from the sale less unrealized depreciation on the portfolio). The net decrease also reflects the Valuation Committee’s determination to decrease the fair values of nine of the Company’s portfolio investments (Timberland, Octagon, Amersham Corporation (“Amersham”), Henry Company, Total Safety U.S., Inc. (“Total Safety”), Vendio Services, Inc. (“Vendio”), BP Clothing, LLC (“BP”), MVC Partners LLC (“MVC Partners”) and Vestal Manufacturing Enterprises, Inc. (“Vestal”)) by a total of $12.7 million and the Valuation Committee’s determination not to increase the fair values of the Harmony revolving credit facility and the Amersham loan for the accrued PIK totaling $308,000. During the fiscal year ended October 31, 2008, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

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

At October 31, 2009, the provision for estimated incentive compensation was $19,511,147. During the fiscal year ended October 31, 2010, this provision for incentive compensation was increased by a net amount of $2,479,167 to $21,990,314. The increase in the provision for incentive compensation reflects both increases and decreases by the Valuation Committee in the fair values of certain portfolio companies and the sale of Vitality for a realized gain of $13.9 million. The difference between the amount received from the sale and Vitality’s carrying value at October 31, 2009 was an increase of $3.0 million. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Octagon, Summit, Velocitius, LHD Europe, PreVisor, U.S. Gas, Vestal and Dakota Growers) by a total of $54.2 million. The

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $6.8 million due to PIK distributions, which were treated as a return of capital. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of ten of the Company’s portfolio investments (Amersham, BP, Ohio Medical, MVC Automotive, Security Holdings, Harmony Pharmacy, GDC, SGDA Europe, Turf and SGDA) by a total of $50.5 million and the Valuation Committee determination not to increase the fair values of the Harmony Pharmacy revolving credit facility, the Amersham loan, the BP second lien loan and the GDC senior subordinated loan for the accrued PIK interest totaling approximately $656,000. As of October 31, 2010, the Company does not anticipate an incentive compensation payment being made to TTG Advisers for fiscal year 2010 because 20% of cumulative aggregate net realized capital gains was than less than the aggregate unrealized depreciation (on our portfolio securities acquired after November 1, 2003) based on the terms of the Advisory Agreement. During the fiscal year ended October 31, 2010, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

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

Dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid quarterly according to the Company’s policy established on July 11, 2005. An additional distribution may be paid by the Company to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Company either in the form of a cash distribution or a stock dividend. The amount and character of income and capital gain distributions are determined in accordance with income tax regulations which may differ from U.S. generally accepted accounting principles. These differences are due primarily to differing treatments of income and gain on various investment securities held by the Company, differing treatments of expenses paid by the Company, timing differences and differing characterizations of distributions made by the Company. Key examples of the primary differences in expenses paid are the accounting treatment of MVCFS (which is consolidated for Generally Accepted Accounting Principles (“GAAP”) purposes, but not income tax purposes) and the variation in treatment of incentive compensation expense. Permanent book and tax basis differences relating to shareholder distributions will result in reclassifications and may affect the allocation between net operating income, net realized gain (loss) and paid-in capital.

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

For the Fiscal Year Ended October 31, 2010

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

On October 15, 2010, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on October 29, 2010 to shareholders of record on October 25, 2010. The total distribution amounted to $2,878,918.

During the quarter ended October 31, 2010, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,337 shares of our common stock at an average price of $13.43, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

For the Fiscal Year Ended October 31, 2009

On December 19, 2008, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on January 9, 2009 to shareholders of record on December 31, 2008. The total distribution amounted to $2,915,650, including reinvested distributions.

During the quarter ended January 31, 2009, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 4,833 shares of our common stock at an average price of $11.00, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

On April 13, 2009, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on April 30, 2009 to shareholders of record on April 23, 2009. The total distribution amounted to $2,915,650, including reinvested distributions.

During the quarter ended April 30, 2009, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 2,705 shares of our common stock at an average price of $8.74, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

On July 14, 2009, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on July 31, 2009 to shareholders of record on July 24, 2009. The total distribution amounted to $2,915,651, including reinvested distributions.

During the quarter ended July 31, 2009, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 6,395 shares of our common stock at an average price of $9.49, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

On October 13, 2009, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on October 30, 2009 to shareholders of record on October 23, 2009. The total distribution amounted to $2,915,651, including reinvested distributions.

During the quarter ended October 31, 2009, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 6,806 shares of our common stock at an average price of $9.34, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

During the quarter ended April 30, 2008, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 6,546 shares of our common stock at an average price of $15.73, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

On July 10, 2008, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on July 31, 2008 to shareholders of record on July 24, 2008. The total distribution amounted to $2,915,651, including distributions reinvested.

During the quarter ended July 31, 2008, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 3,464 shares of our common stock at an average price of $14.40, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

On October 14, 2008, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on October 31, 2008 to shareholders of record on October 24, 2008. The total distribution amounted to $2,915,651, including distributions reinvested.

During the quarter ended October 31, 2008, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 5,699 shares of our common stock at an average price of $12.53, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

The principal equity owner of TTG Advisers is Mr. Tokarz, our Chairman. Our senior officers and Mr. Holtsberg, a Director of the Company, have other financial interests in TTG Advisers (i.e., based on TTG Advisers’ performance). In addition, our officers and the officers and employees of TTG Advisers may serve as officers, directors or principals of entities that operate in the same or related line of business as we do or of investment funds managed by TTG Advisers or our affiliates. However, TTG Advisers intends to allocate investment opportunities in a fair and equitable manner. Our Board of Directors has approved a specific policy in this regard which is set forth in this Form 10-K.

8.	Concentration of Market and Credit Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments (other than cash equivalents), which represented approximately 86.72% of the Company’s total assets at October 31, 2010. As discussed in Note 9, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts.

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

are valued at the closing price on the measurement date. We did not value any of our investments using Level 1 inputs as of October 31, 2010.

•	Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. We did not value any of our investments using Level 2 inputs as of October 31, 2010.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 3 for the investment valuation policies used to determine the fair value of these investments.

The following fair value hierarchy table sets forth our investment portfolio by level as of October 31, 2010 and October 31, 2009 (in thousands):

	October 31, 2010
	Level 1	Level 2	Level 3	Total

Senior/Subordinated Loans and credit facilities	$—	$—	$111,244	$111,244
Common Stock	—	—	78,865	78,865
Preferred Stock	—	—	148,995	148,995
Other Equity Investments	—	—	94,798	94,798
Escrow receivables	—	—	2,063	2,063

Total Investments, net	$—	$—	$435,965	$435,965

	October 31, 2009
	Level 1	Level 2	Level 3	Total

Senior/Subordinated Loans and credit facilities	$—	$—	$153,468	$153,468
Common Stock	148	—	86,159	86,307
Preferred Stock	—	—	164,943	164,943
Warrants	—	—	3,835	3,835
Other Equity Investments	—	—	94,250	94,250

Total Investments, net	$148	$—	$502,655	$502,803

The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the fiscal years ended October 31, 2010 and 2009 (in thousands):

			Reversal of
			Prior Period
	Balances,	Realized	Appreciation	Unrealized			Transfers	Balances,
	November 1,	Gains	(Depreciation) on	Appreciation			In & Out	October 31,
	2009	(Losses)(1)	Realization(2)	(Depreciation)(3)	Purchases(4)	Sales(5)	of Level 3	2010

Senior/Subordinated Loans and credit facilities	$153,468	$—	$—	$(27,595)	$8,182	$(22,811)	$—	$111,244
Common Stock	86,159	12,306	(11,970)	21,039	223	(28,892)	—	78,865
Preferred Stock	164,943	13,703	(13,355)	23,857	385	(40,538)	—	148,995
Warrants	3,835	3,800	(3,835)	—	—	(3,800)	—	—
Other Equity Investments	94,250	—	—	(10,182)	10,730	—	—	94,798
Escrow receivables	—	2,585	—	—	—	(522)	—	2,063

Total	$502,655	$32,394	$(29,160)	$7,119	$19,520	$(96,563)	$—	$435,965

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

			Reversal of
			Prior Period
	Balances,	Realized	Appreciation	Unrealized			Transfers	Balances,
	November 1,	Gains	(Depreciation) on	Appreciation			In & Out	October 31,
	2008	(Losses)(1)	Realization(2)	(Depreciation)(3)	Purchases(4)	Sales(5)	of Level 3	2009

Senior/Subordinated Loans and credit facilities	$167,703	$(12,662)	$12,662	$(14,469)	$3,688	$(3,454)	$—	$153,468
Common Stock	87,741	(5,420)	5,420	(1,582)	—	—	—	86,159
Preferred Stock	124,874	(7,000)	7,000	39,201	868	—	—	164,943
Warrants	3,735	—	—	100	—	—	—	3,835
Other Equity Investments	106,646	—	—	(13,570)	1,174	—	—	94,250

Total	$490,699	$(25,082)	$25,082	$9,680	$5,730	$(3,454)	$—	$502,655

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.

(2)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities disposed of during the fiscal years ended October 31, 2010 and 2009, respectively.

(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities held at October 31, 2010 and 2009, respectively.

(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities.

(5)	Includes decreases in the cost basis of investments resulting from principal repayments or sales.

For the Fiscal Year Ended October 31, 2010

During the fiscal year ended October 31, 2010, the Company obtained one new investment in IPC in the form of a warrant. The Company received the warrant solely for services provided to another investor in IPC and invested no capital.

During the fiscal year ended October 31, 2010, the Company made four follow-on investments in existing portfolio companies committing capital totaling $8.3 million. On January 4, 2010, the Company loaned $800,000 to Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. On March 12, 2010, the Company invested $4.5 million and $1.7 million in SGDA Europe and Security Holdings, respectively, in the form of additional equity interests. On September 23, 2010, the Company committed an additional $1.3 million to Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. As of October 31, 2010, $600,000 of the $1.3 million demand note to Harmony Pharmacy was funded.

At October 31, 2009, the balance of the secured revolving note provided to Marine was $900,000. Net borrowings during fiscal year 2010 were $1.1 million resulting in a balance of $2.0 million as of October 27, 2010. On October 27, 2010, the Company refinanced the secured revolving note and the senior subordinated loan of Marine. The revolving note balance of $2.0 million was added to the senior subordinated loan resulting in a balance of $11.9 million as of October 31, 2010. The interest on the senior subordinated loan remained 11% and the maturity date was extended to October 26, 2017. Prior to the refinancing of the senior subordinated loan, Marine made a principal payment of approximately $1.3 million.

On December 29, 2009, the Company sold the common stock, preferred stock and warrants of Vitality. The amount received from the sale of the 556,472 common shares was approximately $10.0 million, for the 1 million preferred shares was approximately $14.0 million, and for the 1 million warrants was approximately $3.8 million. As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. On March 9, 2010, the Company

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

received its first scheduled disbursement from the Vitality escrow totaling approximately $522,000. There were no claims against the escrow so 100% of the expected proceeds of the first scheduled disbursement were released. At the same time, the Company received its portion of a working capital adjustment paid to Vitality. The Company’s share of the proceeds from the working capital adjustment totaled approximately $471,000 and was recorded as additional long-term capital gain. The total proceeds received from the escrow disbursement and working capital adjustment was approximately $993,000. The value of the escrow was increased by $150,000 by the Valuation Committee during the fiscal year ended October 31, 2010. This escrow is currently valued at approximately $1.9 million on the Company’s consolidated balance sheet as of October 31, 2010. Total amount received from the sale as of October 31, 2010 was approximately $30.6 million resulting in a realized gain of approximately $13.9 million, which was treated as a long-term capital gain. Prior to the sale of Vitality on December 29, 2009, Vitality’s European operations (which were not acquired by the buyer) were distributed to Vitality’s shareholders on a pro-rata basis. The Company received 960 shares of Series A common stock and 334 shares of convertible Series B common stock in LHD Europe as part of this transaction. At October 31, 2010, the Series A common stock had a fair value of approximately $332,000 and the convertible Series B common stock had a fair value of approximately $118,000.

On March 10, 2010, the Company announced that its portfolio company, Dakota Growers, had signed a definitive merger agreement with Viterra, Canada’s leading agri-business that provides premium quality ingredients to leading global food manufacturers, under which Dakota Growers would be acquired by a subsidiary of Viterra for approximately $240 million in cash. Under the terms of the agreement, Viterra would commence a tender offer to acquire all of the outstanding shares of Dakota Growers’ common stock at a price of $18.28 per share resulting in anticipated proceeds of approximately $37.9 million. The acquisition closed shortly after completion of a tender of a majority (50.1%) of the outstanding shares of Dakota Growers common stock, the receipt of various regulatory approvals and the satisfaction of other customary closing conditions and contingencies. On May 3, 2010, the Company converted its 1,065,000 preferred shares of Dakota Growers to 1,065,000 common shares of Dakota Growers. On May 6, 2010, the Company tendered its shares in Dakota Growers for approximately $37.9 million, resulting in a realized gain of approximately $22.0 million. The Company no longer has an investment in Dakota Growers.

On March 16, 2010, the Company contributed its common and preferred equity interest in SGDA to SGDA Europe to achieve operating efficiencies. The Company has 99.99% economic ownership in SGDA Europe. The fair value of SGDA Europe’s equity interest increased by approximately $4.2 million and the cost basis was increased by $5.0 million as a result of this cashless transaction. There was no gain or loss to the Company from this transaction. During the fiscal year ended October 31, 2010, the Valuation Committee decreased the fair value of SGDA Europe’s equity interest by approximately $4.1 million. The fair value of SGDA Europe’s equity interest at October 31, 2010 was $12.1 million.

On July 2, 2010, the Company sold its common and preferred shares of Vendio, a Legacy Investment. The amount received from the sale of the 10,476 common shares was approximately $2,900 and for the 6,443,188 preferred shares was approximately $2.9 million, which resulted in a realized loss of approximately $3.5 million, including proceeds held in escrow. As part of this transaction, there was approximately $465,205 deposited in an escrow account subject to reduction over an eighteen month period. This escrow is valued at approximately $180,000 on the Company’s consolidated balance sheet as of October 31, 2010.

During the fiscal year ended October 31, 2010, Amersham made principal payments of $375,000, repaying its senior secured loan in full, including all accrued interest.

During the fiscal year ended October 31, 2010, SP made principal payments of approximately $169,000, on its first lien loan. The balance of the first lien loan as of October 31, 2010, was approximately $732,000.

During the fiscal year ended October 31, 2010, Total Safety made principal payments of approximately $26,000 on its first lien loan. The balance of the first lien loan as of October 31, 2010 was approximately $946,000.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

During the fiscal year ended October 31, 2010, the Company received approximately $106,000 in principal payments on the term loan provided to Storage Canada. The balance of the term loan at October 31, 2010 was approximately $1.0 million.

During the fiscal year ended October 31, 2010, Innovative Brands made principal payments of approximately $10.4 million on its term loan, repaying the term loan in full including all accrued interest.

During the fiscal year ended October 31, 2010, Octagon made principal payments of $5.0 million, repaying its term loan in full, including all accrued interest.

During the fiscal year ended October 31, 2010, WBS made principal payments of approximately $1.8 million, repaying its bridge loan in full, including all accrued interest.

During the fiscal year ended October 31, 2010, the Company sold the remaining 666,667 shares of Phoenix Coal common stock. The total amount received from the sale net of commission was approximately $295,000, resulting in a realized loss of approximately $205,000.

During the fiscal year ended October 31, 2010, Henry Company made principal payments of approximately $1.7 million and $2.0 million on its term loan A and term loan B, respectively, repaying the term loans in full, including all accrued interest.

On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company has earned one-time fee income of approximately $1.2 million and will be recognizing an additional $1.6 million in fee income over the life of the guarantee. As of October 31, 2010, the cash collateral has been released as the letter of credit has expired and the limited guarantee is no longer a commitment of the Company.

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

During the quarter ended April 30, 2010, the Valuation Committee increased the fair value of the Company’s investments in Dakota Growers common stock by approximately $1.0 million and preferred stock by approximately $1.0 million, Octagon equity interest by $500,000 and Summit common stock by $7.0 million. In addition, increases in the cost basis and fair value of the loans to GDC, Custom Alloy, SP, Marine, Turf, BP, Summit, and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,343,814. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.7 million due to a PIK distribution which was treated as a return of capital. Also, during

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

the quarter ended April 30, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $62,000. The Valuation Committee also decreased the fair value of the Company’s investments in Velocitius equity interest by $600,000 and Vendio preferred stock by approximately $1.1 million and common stock by $1,900 during the quarter ended April 30, 2010. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling approximately $188,000.

During the quarter ended July 31, 2010, the Valuation Committee increased the fair value of the Company’s investments in PreVisor, Inc. common stock by $3.4 million. In addition, increases in the cost basis and fair value of the loans to GDC, Custom Alloy, SP, Marine, Turf, BP, Summit, and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,145,719. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.7 million due to a PIK distribution which was treated as a return of capital. Also, during the quarter ended July 31, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $108,000. The Valuation Committee also decreased the fair value of the Company’s investments in BP second lien loan by approximately $5.2 million, MVC Automotive equity interest by $4.4 million, Security Holdings equity interest by approximately $6.4 million, Ohio Medical common stock by $3.7 million, and GDC senior subordinated loan by approximately $1.6 million during the quarter ended July 31, 2010. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling approximately $193,000.

During the quarter ended October 31, 2010, the Valuation Committee increased the fair value of the Company’s investments in MVC Automotive equity interest by $2.0 million, Summit common stock by $13.0 million, U.S. Gas preferred stock by approximately $17.8 million, Velocitius equity interest by $1.3 million and Vestal common stock by $600,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, SP, Marine, Summit, and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,319,321. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.8 million due to a PIK distribution which was treated as a return of capital. Also, during the fiscal year ended October 31, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $39,000. The Valuation Committee also decreased the fair value of the Company’s investments in BP second lien loan by approximately $7.4 million, Harmony Pharmacy demand notes by $6.4 million, SGDA Europe equity interest by $4.1 million, Turf equity interest by $500,000, Ohio Medical common stock by $3.6 million, and GDC senior subordinated loan by approximately $1.6 million during the fiscal year ended October 31, 2010. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Amersham loan, GDC senior subordinated loan and BP second lien loan for the accrued PIK interest totaling approximately $165,000.

During the fiscal year ended October 31, 2010, the Valuation Committee increased the fair value of the Company’s investments in Dakota Growers common stock by approximately $3.4 million and preferred stock by approximately $3.6 million, Octagon equity interest by $1.5 million, Summit common stock by $22.0 million, Velocitius equity interest by $1.7 million, PreVisor common stock by $3.4 million, U.S. Gas preferred stock by $17.8 million, Vestal common stock by $600,000 and LHD Europe series A common stock by approximately $166,000 and series B common Stock by approximately $58,000. In addition, increases in the cost basis and fair value of the loans to GDC, Custom Alloy, SP, Marine, Turf, BP, Summit, and U.S. Gas and the Marine and Vitality preferred stock were due to the capitalization of PIK interest/dividends totaling $5,561,308. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $6.8 million due to PIK distributions which were treated as a return of capital. Also, during the fiscal year ended October 31, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $298,000. The Valuation Committee also decreased the fair value of the Company’s investments in Amersham second lien notes by $2.4 million, BP second

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

lien loan by $14.1 million, Ohio Medical common stock by $8.6 million, SGDA preferred equity interest by approximately $2.4 million, MVC Automotive equity interest by $2.4 million, Security Holdings equity interest by approximately $6.4 million, SGDA Europe equity interest by approximately $4.1 million, Harmony Pharmacy demand notes and revolving credit facility by a net amount of $6.4 million, Turf equity interest by $500,000, GDC senior subordinated loan by approximately $3.2 million and Vendio preferred stock by approximately $1.9 million and common stock by $5,500 during the fiscal year ended October 31, 2010. The net decrease of $6.4 million in Harmony Pharmacy was a result of the Valuation Committee determination to decrease the value of the unsecured demand notes by $7.5 million and ascribed value of $1.1 million to the capitalized PIK interest on the revolving credit facility which had no previous value. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Amersham loan, BP second lien loan and GDC senior subordinated loan for the accrued PIK interest totaling approximately $732,000.

At October 31, 2010, the fair value of all portfolio investments, exclusive of short-term securities, was $433.9 million with a cost basis of $375.6 million. At October 31, 2010, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $423.1 million and $333.3 million, respectively. At October 31, 2009, the fair value of all portfolio investments, exclusive of short-term securities, was $502.8 million, with a cost basis of $422.8 million. At October 31, 2009, the fair value and cost basis of the Legacy Investments was $15.3 million and $48.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $487.5 million and $373.9 million, respectively.

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

10.	Commitments and Contingencies

Commitments to/for Portfolio Companies:

At October 31, 2010, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at October 31, 2010

Octagon Revolving Credit Facility	$7.0 million	—
Harmony Pharmacy Revolving Credit Facility	$4.0 million	$4.0 million
Turf Junior Revolver	$1.0 million	$1.0 million
Harmony Pharmacy Note	$1.3 million	$600,000
MVC Partners	$20.0 million	—

Total	$33.3 million	$5.6 million

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

Off-Balance Sheet Arrangements

As of October 31, 2010, the Company had the following commitments to guarantee various loans and mortgages:

Off-Balance Sheet Arrangements

Guarantee	Amount Committed	Amount Funded at October 31, 2010

MVC Automotive	$9.1 million	—
MVC Automotive	$5.6 million	—
Tekers	$2.0 million	—
MVC Automotive	$2.0 million	—

Total	$18.7 million	—

These guarantees are further described below, together with the Company’s other commitments.

On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.

On July 11, 2006, the Company provided Marine a $2.0 million secured revolving loan facility. The revolving loan facility bears annual interest at LIBOR plus 1%. The Company also receives a fee of 0.50% of the unused portion of the revolving loan facility. As of October 31, 2009, the outstanding balance of the secured revolving loan facility was $900,000. Net borrowings during fiscal year 2010 were $1.1 million resulting in a balance of $2.0 million as of October 27, 2010. On October 27, 2010, the Company refinanced the secured revolving note and the senior subordinated loan of Marine. The revolving note balance of $2.0 million was added to the senior subordinated loan resulting in a balance of $11.9 million as of October 31, 2010.

On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2009 and October 31, 2010, there was no balance outstanding.

On January 11, 2007, the Company provided a $4.0 million revolving credit facility to Harmony Pharmacy. The credit facility bears annual interest at 10%. The Company also receives a fee of 0.50% on the unused portion of the loan. The maturity date of the revolving credit facility was extended to December 31, 2010. At October 31, 2009 and October 31, 2010, the outstanding balance of the revolving credit facility was $4.0 million.

On May 1, 2007, the Company provided Velocitius a $650,000 revolving line of credit. The revolving line of credit expired on April 30, 2010 and had an annual interest at 8%. At October 31, 2010, the revolving line of credit was no longer a commitment of the Company.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.0 million at October 31, 2010.

On July 26, 2007, the Company provided a $10.0 million revolving senior credit facility to U.S. Gas. The revolving senior credit facility had an annual interest at LIBOR plus 6% or Prime plus 4.5%, which is at U.S. Gas’ discretion. The balance of the senior credit facility at October 31, 2008 was approximately $4.9 million. Net repayments during fiscal year 2009 on the senior credit facility were approximately $4.9 million, resulting in a zero balance at October 22, 2009. On October 22, 2009, the Company participated the revolving credit facility to Amzak Capital Management, LLC. The Company agreed to guarantee the $10 million credit facility under certain circumstances related to an event of default. On March 31, 2010, U.S. Gas refinanced its senior credit facility with

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

another lender. As a result of the refinancing, the $10 million guarantee to Amzak Capital Management, LLC for the senior credit facility has been released. At October 31, 2009 and October 31, 2010, the revolving senior credit facility was no longer a commitment of the Company.

On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $9.1 million at October 31, 2010.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.6 million at October 31, 2010) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2009 and October 31, 2010, the outstanding balance of the secured junior revolving note was $1.0 million.

On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruna (“CZK”) mortgage for MVC Automotive, equivalent to approximately $2.0 million at October 31, 2010.

On July 31, 2009, the Company sponsored U.S. Gas in its acquisition of ESPI and provided a $10.0 million limited guarantee and cash collateral for a short-term $4.0 million letter of credit for U.S. Gas. For sponsoring and providing this credit support, the Company has earned one-time fee income of approximately $1.2 million and will be recognizing an additional $1.6 million in fee income over the life of the guarantee. As of October 31, 2010, the cash collateral has been released as the letter of credit has expired and the limited guarantee is no longer a commitment of the Company. The Company has recognized the $1.6 million of fee income related to the guarantee.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On September 23, 2010, the Company committed capital of $1.3 million to Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. As of October 31, 2010, $600,000 has been borrowed on the demand note.

On October 29, 2010, through MVC Partners, the Company committed to invest $20 million in a private equity fund (“PE Fund”), for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the “GP”). The PE Fund recently completed a first closing of approximately $80 million of capital commitments.

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

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (“Credit Facility I”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. At October 31, 2009, there was $50.0 million in term debt and $12.3 million in revolving credit on Credit Facility I outstanding. The Company made net repayments of $12.3 million on the revolving credit portion of Credit Facility I during the period November 1, 2009 to April 13, 2010. On April 13, 2010, the Company renewed Credit Facility I with Guggenheim for three years. Credit Facility I now only consists of a $50.0 million term loan, which will expire on April 27, 2013, at which time the outstanding amount under Credit Facility I will be due and payable. As of October 31, 2010, there was $50.0 million outstanding

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

on Credit Facility I. The proceeds from borrowings made under Credit Facility I are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under Credit Facility I will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a 1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing Credit Facility I. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Consolidated Balance Sheet include the unamortized portion of these costs. Borrowings under Credit Facility I will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. The Credit Facility includes standard financial covenants including limitations on total assets to debt, debt to equity, interest coverage and eligible debt ratios.

On April 24, 2008, the Company entered into a two-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). There was no amount outstanding on Credit Facility II as of October 31, 2009 and on the maturity date of April 24, 2010. Credit Facility II was not renewed. Credit Facility II provided financing to the Company in addition to the Company’s existing Credit Facility I with Guggenheim. Proceeds from borrowings made under Credit Facility II were used to provide the Company with better overall financial flexibility in managing its investment portfolio. Borrowings under Credit Facility II bore interest at LIBOR plus 50 basis points. In addition, the Company was also subject to an annual utilization fee of 25 basis points for the amount of Credit Facility II that was outstanding for more than 33% of the calendar days during each fiscal quarter, as well as an annual fee of 25 basis points of the total amount of the facility. The Company paid a closing fee, legal and other costs associated with this transaction. These costs were amortized evenly over the life of the facility. The prepaid expenses on the Consolidated Balance Sheet included the unamortized portion of these costs. Borrowings under Credit Facility II were secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities whose purchase was approved by BB&T.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

A summary of our contractual payment obligations as of October 31, 2010 is as follows:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Credit Facility I	$50,000,000	N/A	$50,000,000	N/A	N/A
Total Debt	$50,000,000	N/A	$50,000,000	N/A	N/A

11.	Certain Issuances of Equity Securities by the Issuer and Share Repurchase Program

We had no unregistered sales of equity securities for the fiscal year ended October 31, 2010.

On April 23, 2010, the Company’s Board of Directors approved a share repurchase program authorizing up to $5.0 million in share repurchases. The share repurchase program has no time limit and does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. Under the share repurchase program, shares may be repurchased from time to time at prevailing market prices during the Company’s open trading periods. As of October 31, 2010, there have been 306,100 shares repurchased at an average price of $13.06, including commission, with a total cost of approximately $4.0 million. The Company’s net asset value per share was increased by approximately $0.06 as a result of the share repurchases.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table represents our stock repurchase program for the fiscal year ended October 31, 2010.

			Total Number of Shares	Approximate Dollar Value
		Average Price Paid per	Purchased as Part of	of Shares that May Yet Be
	Total Number of	Share Including	Publicly Announced	Purchased Under the
Period	Shares Purchased	Commission	Program	Program

May 1, 2010 — May 31, 2010	—	—	—	$5,000,000
June 1, 2010 — June 30, 2010	175,000	$13.09	175,000	$2,708,461
July 1, 2010 — July 31, 2010	83,000	$13.03	83,000	$1,627,035
Aug. 1, 2010 — Aug. 31, 2010	—	—	—	$1,627,035
Sept. 1, 2010 — Sept. 30, 2010	—	—	—	$1,627,035
Oct. 1, 2010 — Oct. 31, 2010	48,100	$13.02	48,100	$1,000,872

Total	306,100	$13.06	306,100	$1,000,872

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

Return of Capital Statement of Position (ROCSOP) Adjustment:  During the year ended October 31, 2010, the Company recorded a reclassification for permanent book to tax differences. These differences were primarily due to book/tax treatment of partnership income. These differences resulted in a net decrease in accumulated earnings of $183,691 and an increase in accumulated net realized gains of $122,436 and an increase in additional paid-in capital of $61,255. This reclassification had no effect on net assets.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

Distributions to Shareholders:  The table presented below includes MVC Capital, Inc. only. The Company’s wholly-owned subsidiary MVCFS has not been included. As of October 31, 20010, the components of accumulated earnings/ (deficit) on a tax basis were as follows:

Tax Basis Accumulated Earnings (Deficit)
Accumulated capital and other losses	$—
Undistributed Net investment Income	3,607,663
Undistributed Long-Term Capital Gain	2,200,450
Gross unrealized appreciation	168,452,770
Gross unrealized depreciation	(115,248,966)

Net unrealized appreciation	$53,203,804

Total tax basis accumulated earnings	59,027,881
Tax cost of investments	380,681,721
Current year distributions to shareholders on a tax basis
Ordinary income	11,594,910
Prior year distributions to shareholders on a tax basis
Ordinary income	11,662,602

For fiscal year ended October 31, 2010, the Company utilized all of the prior year’s capital loss carryforwards in the amount of $29,988,349. The Company has approximately $31.5 million in unrealized losses associated with Legacy investments.

Qualified Dividend Income Percentage

The Company designated 17% of dividends declared and paid during the fiscal year ended October 31, 2010 from net investment income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate Dividends Received Deduction Percentage

Corporate shareholders may be eligible for a dividends received deduction for certain ordinary income distributions paid by the Company. The Company designated 17% of dividends declared and paid during the fiscal year ending October 31, 2010 from net investment income as qualifying for the dividends received deduction. The deduction is a pass-through of dividends paid by domestic corporations (i.e. only equities) subject to taxation.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

13.	Income Taxes

The Company’s wholly-owned subsidiary MVCFS is subject to federal and state income tax. For the fiscal years ended October 31, 2010 and 2009, the Company recorded a tax provision of $8,476 and $1,376,819, respectively. For the fiscal year ended October 31, 2008, the Company recorded a tax benefit of $936,396. The provision for income taxes was comprised of the following:

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2010	2009	2008

Current tax (benefit) expense:
Federal	$—	$(67,101)	$(296,850)
State	8,476	155	936

Total current tax (benefit) expense	8,476	(66,946)	(295,914)
Deferred tax expense (benefit):
Federal	—	1,173,420	(513,849)
State	—	270,345	(126,633)

Total deferred tax expense (benefit)	—	1,443,765	(640,482)
Total tax (benefit) provision	$8,476	$1,376,819	$(936,396)

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the fiscal years ended October 31, 2010, 2009 and 2008:

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2010	2009	2008

Federal income tax benefit at statutory rate	$(940,558)	$(1,035,500)	$(810,550)
State income taxes, net of federal benefit	(152,979)	(168,239)	(131,834)
Other	5,593	408	5,988
Net change to valuation allowance	1,096,420	2,580,150	—

	$8,476	$1,376,819	$(936,396)

The Company’s wholly-owned subsidiary, MVCFS, generated a net operating loss of approximately $4.0 million in the current year for federal and New York state purposes. The net operating loss will be carried forward to offset federal taxable income in future years. As of October 31, 2010, the Company has the following NOL available to be carried forward:

NOL — Federal	NOL — New York State	Fiscal Year of NOL	Expiration

$—	$327,526	October 31, 2007	October 31, 2027
$1,410,449	$2,282,601	October 31, 2008	October 31, 2028
$2,583,661	$2,780,861	October 31, 2009	October 31, 2029
$3,976,611	$3,968,135	October 31, 2010	October 31, 2030

Due to the uncertainty surrounding the ultimate utilization of these net operating losses, the Company has recorded a 100% valuation allowance against the current year federal deferred benefit of approximately $943,000 as well as against prior year federal deferred tax asset of approximately $2,141,000. Additionally, a 100% valuation allowance has been recorded for current year state and local deferred benefit of approximately $153,000 and against prior year state and local deferred tax asset of approximately $439,000

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax balances for MVCFS reflect the impact of temporary difference between the carrying amount of assets and liabilities and their tax bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The components of our deferred tax assets and liabilities for MVCFS as of October 31, 2010, October 31, 2009 and October 31, 2008 were as follows:

	October 31,	October 31,	October 31,
	2010	2009	2008

Deferred tax assets:
Deferred revenues	$362,391	$922,566	$817,700
Net operating loss	3,229,077	1,657,584	625,364
Others	85,102	—	701

Total deferred tax assets	$3,676,570	$2,580,150	$1,443,765

Valuation allowance on Deferred revenues and Net operating loss	$(3,676,570)	$(2,580,150)	$—

Net deferred tax assets	$—	$—	$1,443,765
Deferred tax liabilities:
Deferred tax liabilities	—	—	—

Total deferred tax liabilities	—	—	—
Net deferred taxes	$—	$—	$1,443,765

14.	Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, and the financial advisory operations of its wholly owned subsidiary, MVCFS.

The following table presents book basis segment data for the fiscal year ended October 31, 2010:

	MVC	MVCFS	Consolidated

Interest and dividend income	$19,315,058	$178	$19,315,236
Fee income	39,943	3,656,606	3,696,549
Other income	509,712	—	509,712
Total operating income	19,864,713	3,656,784	23,521,497
Total operating expenses	11,606,040	6,423,132	18,029,172
Less: Expense waiver by Adviser	(150,000)	—	(150,000)
Total net operating expenses	11,456,040	6,423,132	17,879,172
Net operating income (loss) before taxes	8,408,673	(2,766,348)	5,642,325
Tax expense	—	8,476	8,476
Net operating income (loss)	8,408,673	(2,774,824)	5,633,849
Net realized gain on investments and foreign currency	32,188,410	—	32,188,410
Net change in unrealized depreciation on investments	(21,689,497)	—	(21,689,497)
Net increase (decrease) in net assets resulting from operations	18,907,586	(2,774,824)	16,132,762

In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc.

MVC Capital, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Subsequent Events

Effective November 4, 2010, the interest rate on the Turf senior subordinated loan was reduced from 15% to 13% and the maturity date was extended to January 31, 2014. The maturity date on the Turf revolver was also extended to January 31, 2014.

On November 30, 2010, the Company loaned an additional $700,000 to Harmony, which was the remaining portion of the $1.3 million demand note.

On November 30, 2010, a public Uniform Commercial Code sale of Harmony’s assets took place. Prior to this sale, the Company formed a new company, Harmony Health & Beauty, Inc. (“HH&B”). The Company assigned its secured debt interest in Harmony of approximately $6.4 million to HH&B in exchange for a majority of the economic ownership. At the UCC sale, HH&B submitted a successful credit bid of approximately $5.9 million for all of the assets of Harmony. On December 21, 2010, Harmony filed for dissolution in the states of California, New Jersey and New York. As a result, the Company realized a $8.4 million loss on its investment in Harmony.

On December 1, 2010, Amersham filed for dissolution in the State of California as all operating divisions were sold in 2010. As a result, the Company realized a $6.5 million loss on its investment in Amersham. The Company may be eligible to receive proceeds from an earnout related to the sale of an operating division once the senior lender is repaid in full. At this time, it is not likely that any proceeds will be received by the Company.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MVC Capital, Inc.

We have audited the accompanying consolidated balance sheets of MVC Capital, Inc. (the “Company”), including the consolidated schedules of investments, as of October 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2010, and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements, the selected per share data and ratios and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, selected per share data and ratios and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and selected per share data and ratios. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of October 31, 2010, by correspondence with the custodians and management of the underlying investments. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the consolidated financial position of MVC Capital, Inc. at October 31, 2010 and 2009, and the consolidated results of their operations, their cash flows and their changes in net assets for each of the three years in the period ended October 31, 2010 and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MVC Capital, Inc.’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
December 21, 2010

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

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2010. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MVC Capital, Inc.

We have audited MVC Capital, Inc.’s internal control over financial reporting as of October 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MVC Capital Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Controls and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MVC Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MVC Capital, Inc., including the consolidated schedules of investments, as of October 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2010, and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2010, and our report dated December 21, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
December 21, 2010

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

Reference is made to the information with respect to “directors and executive officers of the Registrant” to be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2011 (the “2011 Proxy Statement”), which information is incorporated herein by reference.

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

Reference is made to the information with respect to “executive compensation” to be contained in the 2011 Proxy Statement, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information with respect to “security ownership of certain beneficial owners and management” to be contained in the 2011 Proxy Statement, which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated by reference to the relevant section of the 2011 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the information with respect to “principal accounting fees and services” to be contained in the 2011 Proxy Statement, which information is incorporated herein by reference.

Part IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

		Page(s)

(a)(1)	Financial Statements
	Consolidated Balance Sheets
	October 31, 2010 and October 31, 2009	69
	Consolidated Schedule of Investments
	October 31, 2010	70
	October 31, 2009	72-74
	Consolidated Statement of Operations
	For the Year Ended October 31, 2010,
	the Year Ended October 31, 2009 and
	the Year Ended October 31, 2008	75
	Consolidated Statement of Cash Flows
	For the Year Ended October 31, 2010,
	the Year Ended October 31, 2009 and
	the Year Ended October 31, 2008	76
	Consolidated Statement of Changes in Net Assets
	For the Year Ended October 31, 2010,
	the Year Ended October 31, 2009 and
	the Year Ended October 31, 2008	78
	Consolidated Selected Per Share Data and Ratios
	For the Year Ended October 31, 2010,
	the Year Ended October 31, 2009,
	the Year Ended October 31, 2008,
	the Year Ended October 31, 2007 and
	the Year Ended October 31, 2006	79
	Notes to Consolidated Financial Statements	80-107
	Report of Independent Registered Public Accounting Firm	108-110
(a)(2)	The following financial statement schedules are filed here with:
	Schedule 12-14 of Investments in and Advances to Affiliates	115-116

In addition, there may be additional information not provided in a schedule because (i) such information is not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit
Number	Description

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 99.a filed with the Registrant’s initial Registration Statement on Form N-2 (File No. 333-92287) filed on December 8, 1999)
3.2	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to Exhibit 99.a.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
3.3	Fifth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 99.b. filed with Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-125953) filed on August 29, 2005)
4.1	Form of Share Certificate. (Incorporated by reference to Exhibit 99.d.1 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

Exhibit
Number		Description

10.1		Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit 99.e filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.2		Amended and Restated Investment Advisory and Management Agreement between the Registrant and The Tokarz Group Advisers LLC. (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)
10.3		Form of Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.1 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.4		Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)
10.5		Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.4 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)
10.6		Form of Transfer Agency Letter Agreement with Registrant and EquiServe Trust Company, N.A. (Incorporated by reference to Exhibit 99.k.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)
10.7		Form of Fee and Service Schedule Amendment to Transfer Agency Agreement with Registrant and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 8, 2009)
10.8		Form of Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.6 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)
10.9		Form of Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.7 filed with Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)
10.10		Form of First Amendment to Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 10.2 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)
10.11		Form of First Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 10.3 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)
10.12		Form of Credit Agreement with Registrant and Guggenheim Corporate Funding, LLC et al. (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 9, 2006)
10.13		Form of Amendments to Credit Agreement with Registrant and Guggenheim Corporate Funding, LLC et al. (Incorporated by reference to Exhibit 10 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on December 29, 2008)
10	.14*	Form of Amendments to Credit Agreement with Registrant and Guggenheim Corporate Funding, LLC et al., filed herewith.
10	.15*	Form of Custody Agreement between Registrant and JP Morgan Chase Bank, N.A., filed herewith.
14		Joint Code of Ethics of the Registrant and The Tokarz Group LLC. (Incorporated by reference to Exhibit 99r filed with the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 29, 2006)
31*		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32*		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Filed herewith

(b) Exhibits

Exhibit No.	Exhibit

10.14	Form of Amendment to Credit Agreement between Registrant and Guggenheim
10.15	Form of Custody Agreement between Registrant and JP Morgan
31	Certifications pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(c) Financial Statement Schedules

Schedule 12-14

MVC Capital, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliaties

		Amount of Interest		October 31,			October 31,
		or Dividends Credited		2009	Gross	Gross	2010
Portfolio Company	Investment(1)	to Income(5)	Other(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value

Companies More than 25% owned
MVC Automotive Group	Common Stock	—	—	46,500,000	—	(2,400,000)	44,100,000
(Automotive Dealership)	Bridge Loan	362,397	—	3,643,557	—	—	3,643,557

MVC Partners, LLC	Common Equity Interest	—	—	1,133,729	—	—	1,133,729
(Private Equity Firm)

Ohio Medical Corporation	Common Stock	—	—	9,100,000	—	(8,600,000)	500,000
(Medical Device Manufacturer)	Preferred Stock	—	—	40,010,428	6,796,112	—	46,806,540

SIA Tekers Invest	Common Stock	—	—	3,790,000	—	—	3,790,000
(Port Facilities)

SGDA Sanierungsgesellschaft fur Deponien und Altlasten	Loan	183,628	—	6,187,350	—	(6,187,350)	—
(Soil Remediation)	Common Equity Interest	—	—	1	—	(1)	—
	Preferred Equity Interest	—	—	6,600,000	—	(6,600,000)	—

Summit Research Labs, Inc.	Loan	1,415,797	—	9,596,178	703,656	—	10,299,834
(Specialty Chemical)	Preferred Stock	—	—	38,000,000	22,000,000	—	60,000,000

Turf Products, LLC	Loan	1,243,947	—	8,149,021	246,240	—	8,395,261
(Distributor — Landscaping & Irrigation Equipment)	LLC Interest	—	—	3,221,794	—	(500,000)	2,721,794
	Revolver	60,000	—	1,000,000	—	—	1,000,000
	Warrant	—	—	—	—	—	—

Velocitius B.V.	Common Equity Interest	—	—	23,200,000	1,700,000	—	24,900,000
(Renewable Energy)

Vendio Services, Inc.	Common Stock	—	—	9,687	—	(9,687)	—
(Technology)	Preferred Stock	—	—	4,490,314	—	(4,490,314)	—

Vestal Manufacturing Enterprises, Inc.	Loan	73,000	—	600,000	—	—	600,000
(Iron Foundries)	Common Stock	—	—	1,600,000	600,000	—	2,200,000

Total companies more than 25% owned		$3,338,769					$210,090,715

Companies More than 5% owned, but less than 25%
Custom Alloy Corporation	Loan	1,856,145	—	12,648,338	921,855	—	13,570,193
(Manufacturer of Tubular Goods for the Energy Industry)	Preferred Stock	—	—	44,000	—	—	44,000
	Preferred Stock	—	—	9,956,000	—	—	9,956,000

Dakota Growers Pasta Company, Inc.	Common Stock	1,290,341	—	15,044,698	—	(15,044,698)	—
(Manufacturer of Packaged Food)	Preferred Stock	—	—	15,767,252	—	(15,767,252)	—

Harmony Pharmacy & Health Center, Inc.	Revolver	493,636	—	4,000,000	1,100,000	—	5,100,000
(Healthcare — Retail)	Demand Note	—	—	3,300,000	—	(3,300,000)	—
	Demand Note	—	—	2,200,000	—	(2,200,000)	—
	Demand Note	—	—	700,000	—	(700,000)	—
	Demand Note	—	—	500,000	—	(500,000)	—
	Demand Note	—	—	—	800,000	(800,000)	—
	Demand Note	—	—	—	600,000	—	600,000
	Common Stock	—	—	—	—	—	—

HuaMei Capital Company, Inc.	Common Stock	—	—	1,525,000	—	—	1,525,000
(Financial Services)

LHD Europe Holdings, Inc.	Common Stock	—	—	—	332,144	—	332,144
(Non-Alcoholic Beverages)	Convertible Common Stock	—	—	—	117,856	—	117,856

Marine Exhibition Corporation	Loan	1,127,364	—	10,765,878	2,411,727	(1,250,000)	11,927,605
(Theme Park)	Preferred Stock*	319,223	—	2,581,699	212,815	—	2,794,514
	Revolver	23,104	—	900,000	1,100,000	(2,000,000)	—

Octagon Credit Investors, LLC	Loan	151,611	—	5,000,000	—	(5,000,000)	—
(Financial Services)	Revolver	—	—	—	—	—	—
	LLC Interest	—	—	2,744,083	298,058	1,500,000	4,542,141

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliaties — (Continued)

		Amount of Interest		October 31,			October 31,
		or Dividends Credited		2009	Gross	Gross	2010
Portfolio Company	Investment(1)	to Income(5)	Other(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value

Previsor, Inc.	Common Stock	—	—	7,000,000	3,400,000	—	10,400,000
(Human Capital Management)

Security Holdings, B.V.	Common Equity Interest	—	—	10,000,000	1,731,700	(6,431,700)	5,300,000
(Technology Services)

SGDA Europe B.V.	Common Equity Interest	—	—	7,450,000	8,700,001	(4,050,001)	12,100,000
(Soil Remediation)	Loan	150,000	—	1,500,000	—	—	1,500,000

U.S. Gas & Electric, Inc.	Loan	1,205,836	—	8,263,979	428,810	—	8,692,789
(Energy Services)	Credit Facility	—	—	—	—	—	—
	Credit Facility	—	—	—	—	—	—
	Preferred Stock	—	—	58,907,092	17,219,977	—	76,127,069
	Preferred Stock	—	—	1,921,570	555,332	—	2,476,902

Vitality Foodservice, Inc.	Common Stock	—	—	10,089,957	—	(10,089,957)	—
(Non-Alcoholic Beverages)	Preferred Stock	665,967	—	13,875,005	169,583	(14,044,588)	—
	Warrants	—	—	3,835,058	—	(3,835,058)	—

Total companies more than 5% owned, but less than 25%		$7,283,227					$167,106,213

This schedule should be read in conjunction with the Company’s consolidated statements as of and for the year ended October 31, 2010, including the consolidated schedule of investments.

(1)	Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common and preferred stock are shown in the consolidated schedule of investments as of October 31, 2010.

(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)	Represents the total amount of interest or dividends credited to income for a portion of the year an investment was included in the companies more than 25% owned.

*	All or a portion of the dividend income on this investment was or will be paid in the form of additional securities or by increasing the liquidation preference. Dividends paid-in-kind are also included in the Gross Additions for the investment, as applicable.

The accompanying notes are an integral part of these consolidated financial statements.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Michael Tokarz (Michael Tokarz)	Chairman (Principal Executive Officer) and Director	Date: December 21, 2010

/s/ Peter Seidenberg (Peter Seidenberg)	Chief Financial Officer	Date: December 21, 2010

/s/ Emilio Dominianni (Emilio Dominianni)	Director	Date: December 21, 2010

/s/ Gerald Hellerman (Gerald Hellerman)	Director	Date: December 21, 2010

/s/ Warren Holtsberg (Warren Holtsberg)	Director	Date: December 21, 2010

/s/ Robert C. Knapp (Robert C. Knapp)	Director	Date: December 21, 2010

/s/ William E. Taylor (William E. Taylor)	Director	Date: December 21, 2010