Form 10-Q
period 2011-01-31
MVC CAPITAL, INC.
filed 2011-03-08
CIK 1099941

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011 or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer☐	Smaller reporting company☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 23,990,987 shares of the registrant’s common stock, $.01 par value, outstanding as of March 8, 2011.

MVC Capital, Inc.
(A Delaware Corporation)
Index

Page
Part I. Consolidated Financial Information Page

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
- January 31, 2011 and October 31, 2010	3
Consolidated Statements of Operations
- For the Period November 1, 2010 to January 31, 2011 and
- For the Period November 1, 2009 to January 31, 2010	4
Consolidated Statements of Cash Flows
- For the Period November 1, 2010 to January 31, 2011 and
- For the Period November 1, 2009 to January 31, 2010	5
Consolidated Statements of Changes in Net Assets
- For the Period November 1, 2010 to January 31, 2011
- For the Period November 1, 2009 to January 31, 2010 and
- For the Year ended October 31, 2010	6
Consolidated Selected Per Share Data and Ratios
- For the Period November 1, 2010 to January 31, 2011,
- For the Period November 1, 2009 to January 31, 2010 and
- For the Year ended October 31, 2010	7
Consolidated Schedule of Investments
-January 31, 2011
-October 31, 2010	8
Notes to Consolidated Financial Statements	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	52

Item 4. Controls and Procedures	59

Part II. Other Information	60

SIGNATURE	62

Exhibits	63
EX-31
EX-32

Part I. Consolidated Financial Information
Item 1. Consolidated Financial Statements
CONSOLIDATED FINANCIAL STATEMENTS
MVC Capital, Inc.
Consolidated Balance Sheets

	January 31,	October 31,
	2011	2010
	(Unaudited)
ASSETS
Assets
Cash and cash equivalents	$24,559,267	$56,390,628
Investments at fair value
Non-control/Non-affiliated investments (cost $133,410,106 and $113,688,332)	81,491,201	56,704,561
Affiliate investments (cost $115,013,073 and $119,874,343)	166,219,227	167,106,213
Control investments (cost $142,213,401 and $142,019,459)	207,869,531	210,090,715

Total investments at fair value (cost $390,636,580 and $375,582,134)	455,579,959	433,901,489
Dividends, interest and fee receivables, net of reserves	6,480,985	6,374,314
Escrow receivables	1,107,369	2,063,420
Prepaid expenses	1,469,921	1,564,306
Prepaid taxes	68,788	78,463

Total assets	$489,266,289	$500,372,620

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Term loan	$50,000,000	$50,000,000
Provision for incentive compensation (Note 9)	20,386,893	21,990,314
Management fee payable	2,454,288	2,232,295
Professional fees payable	290,842	515,651
Other accrued expenses and liabilities	176,020	599,843
Consulting fees payable	85,799	38,054
Taxes payable	794	2,039

Total liabilities	73,394,636	75,378,196

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 23,990,987 and 23,990,987 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	429,461,516	429,461,516
Accumulated earnings	41,972,797	40,218,844
Dividends paid to stockholders	(71,561,754)	(68,682,836)
Accumulated net realized (loss) gain	(12,424,739)	2,197,091
Net unrealized appreciation	64,943,379	58,319,355
Treasury stock, at cost, 4,313,461 and 4,313,461 shares held, respectively	(36,802,590)	(36,802,590)

Total shareholders’ equity	415,871,653	424,994,424

Total liabilities and shareholders’ equity	$489,266,289	$500,372,620

Net asset value per share	$17.33	$17.71

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2011	January 31, 2010
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$2,081	$—
Affiliate investments	209,699	2,033,760

Total dividend income	211,780	2,033,760

Interest income
Non-control/Non-affiliated investments	1,353,524	2,658,991
Affiliate investments	1,133,858	1,272,035
Control investments	676,232	891,907

Total interest income	3,163,614	4,822,933

Fee income
Non-control/Non-affiliated investments	367,926	133,055
Affiliate investments	277,372	456,844
Control investments	142,338	219,281

Total fee income	787,636	809,180

Other income	361,108	131,790

Total operating income	4,524,138	7,797,663

Operating Expenses:
Management fee	2,554,923	2,454,746
Interest and other borrowing costs	769,533	640,881
Other expenses	382,508	134,090
Legal fees	244,628	130,500
Audit fees	139,800	139,500
Consulting fees	129,501	47,000
Insurance	87,855	89,840
Directors fees	72,000	91,100
Administration	68,267	69,130
Printing and postage	27,241	43,500
Public relations fees	25,300	25,800
Incentive compensation (Note 9)	(1,603,421)	1,020,192

Total operating expenses	2,898,135	4,886,279

Less: Voluntary Expense Waiver by Adviser [1]	(37,500)	—
Less: Voluntary Management Fee Waiver by Adviser[2]	(100,635)	—

Total waivers	(138,135)	—

Net operating income before taxes	1,764,138	2,911,384

Tax Expenses:
Current tax expense	10,185	4,681

Total tax expense	10,185	4,681

Net operating income	1,753,953	2,906,703

Net Realized and Unrealized (Loss) Gain on Investments:

Net realized (loss) gain on investments
Non-control/Non-affiliated investments	(6,540,024)	(66)
Affiliate investments	(8,081,806)	13,319,782

Total net realized (loss) gain on investments	(14,621,830)	13,319,716

Net change in unrealized appreciation (depreciation) on investments	6,624,024	(9,088,171)

Net realized and unrealized (loss) gain on investments	(7,997,806)	4,231,545

Net (decrease) increase in net assets resulting from operations	$(6,243,853)	$7,138,248

Net (decrease) increase in net assets per share resulting from operations	$(0.26)	$0.29

Dividends declared per share	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

[1]	Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for fiscal 2011 that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement. Please see Note 8 “Management” for more information.

[2]	Reflects TTG Advisers’ voluntary agreement that any assets of the Company invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. Please see Note 8 “Management” for more information.

MVC Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2011	January 31, 2010
Cash flows from Operating Activities:
Net (decrease) increase in net assets resulting from operations	$(6,243,853)	$7,138,248
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized loss (gain)	14,621,830	(13,319,716)
Net change in unrealized (appreciation) depreciation	(6,624,024)	9,088,171
Amortization of discounts and fees	(3,912)	(3,911)
Increase in accrued payment-in-kind dividends and interest	(980,119)	(1,752,454)
Allocation of flow through income	(228,718)	(89,341)
Changes in assets and liabilities:
Dividends, interest and fees receivable	(106,671)	(369,945)
Escrow receivables	956,051	(2,255,000)
Prepaid expenses	94,385	164,783
Prepaid taxes	9,675	4,243
Incentive compensation (Note 9)	(1,603,421)	1,020,192
Other liabilities	(380,139)	(201,654)
Purchases of equity investments	(23,282,540)	—
Purchases of debt instruments	(5,770,268)	(1,366,216)
Proceeds from equity investments	541,940	30,104,861
Proceeds from debt instruments	47,341	1,267,750

Net cash (used in) provided by operating activities	(28,952,443)	29,430,011

Cash flows from Financing Activities:
Distributions paid to shareholders	(2,878,918)	(2,915,650)
Net repayments under revolving credit facility	—	(12,300,000)

Net cash used in financing activities	(2,878,918)	(15,215,650)

Net change in cash and cash equivalents for the period	(31,831,361)	14,214,361

Cash and cash equivalents, beginning of period	$56,390,628	$1,007,873

Cash and cash equivalents, end of period	$24,559,267	$15,222,234

During the three months ended January 31, 2011 and 2010 MVC Capital, Inc. paid $734,721 and $339,011 in interest expense, respectively.
During the three months ended January 31, 2011 and 2010 MVC Capital, Inc. paid $1,755 and $0 in income taxes, respectively.
Non-cash activity:
During the three months ended January 31, 2011 and 2010, MVC Capital, Inc. recorded payment in kind dividend and interest of $980,119 and $1,752,454, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.
During the quarter ended January 31, 2011 and 2010, MVC Capital, Inc. was allocated $361,108 and $131,790, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of these amounts, $132,390 and $42,449, respectively, was received in cash and the balance of $228,718 and $89,341, respectively, was undistributed and therefore increased the cost of the investment. The fair value was then increased by $228,718 and $89,341, respectively, by the Company’s Valuation Committee.
On December 29, 2009, MVC Capital, Inc. sold the common and preferred shares and the warrants of Vitality Food Service, Inc.’s (“Vitality”). As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. This escrow is currently carried at approximately $927,000 on the Company’s consolidated balance sheet.
Prior to the sale of Vitality on December 29, 2009, Vitality’s European operations (which were not purchased by the buyer) were distributed to Vitality’s shareholders on a pro-rata basis. MVC Capital, Inc. received 960 shares of Series A common stock and 334 shares of convertible Series B common stock in LHD Europe as part of this transaction.
On November 30, 2010, a public Uniform Commercial Code (“UCC”) sale of Harmony Pharmacy’s assets took place. Prior to this sale, the Company formed a new entity, Harmony Health & Beauty, Inc. (“HH&B”). The Company assigned its secured debt interest in Harmony Pharmacy of approximately $6.4 million to HH&B in exchange for a majority of the economic ownership. At the UCC sale, HH&B submitted a successful credit bid of approximately $5.9 million for all of the assets of Harmony Pharmacy. On December 21, 2010, Harmony Pharmacy filed for dissolution in the states of California, New Jersey and New York. As a result, the Company realized an $8.4 million loss on its investment in Harmony Pharmacy.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Changes in Net Assets

	For the Quarter Ended	For the Quarter Ended	For the Year Ended
	January 31, 2011	January 31, 2010	October 31, 2010
	(Unaudited)	(Unaudited)
Operations:
Net operating income	$1,753,953	$2,906,703	$5,633,849
Net realized (loss) gain on investments and foreign currencies	(14,621,830)	13,319,716	32,188,410
Net change in unrealized appreciation (depreciation) on investments	6,624,024	(9,088,171)	(21,689,497)

Net (decrease) increase in net assets from operations	(6,243,853)	7,138,248	16,132,762

Shareholder Distributions:
Distributions to shareholders	(2,878,918)	(2,915,650)	(11,594,909)

Net decrease in net assets from shareholder distributions	(2,878,918)	(2,915,650)	(11,594,909)

Capital Share Transactions:
Repurchase of common stock	—	—	(3,999,128)

Net decrease in net assets from capital share transactions	—	—	(3,999,128)

Total (decrease) increase in net assets	(9,122,771)	4,222,598	538,725

Net assets, beginning of period/year	424,994,424	424,455,699	424,455,699

Net assets, end of period/year	$415,871,653	$428,678,297	$424,994,424

Common shares outstanding, end of period/year	23,990,987	24,297,087	23,990,987

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Selected Per Share Data and Ratios

	For the		For the		For the
	Quarter Ended		Quarter Ended		Year Ended
	January 31, 2011		January 31, 2010		October 31, 2010
	(Unaudited)		(Unaudited)
Net asset value, beginning of period/year	$17.71		$17.47		$17.47

Gain (loss) from operations:
Net operating income	0.07		0.12		0.23
Net realized and unrealized gain (loss) on investments	(0.33)		0.17		0.43

Total (loss) gain from investment operations	(0.26)		0.29		0.66

Less distributions from:
Income	(0.07)		(0.12)		(0.23)
Return of capital	(0.05)		—		(0.25)

Total distributions	(0.12)		(0.12)		(0.48)

Capital share transactions
Anti-dilutive effect of share repurchase program	—		—		0.06

Total capital share transactions	—		—		0.06

Net asset value, end of period/year	$17.33		$17.64		$17.71

Market value, end of period/year	$13.92		$11.70		$13.35

Market discount	(19.68)%		(33.67)%		(24.62)%

Total Return — At NAV (a)	(1.48)%		1.66%		4.16%

Total Return — At Market (a)	5.11%		28.73%		50.86%

Ratios and Supplemental Data:

Net assets, end of period (in thousands)	$415,872		$428,678		$424,994

Ratios to average net assets:
Expenses excluding tax expense	2.59	%(b)	4.54	%(b)	4.19%
Expenses including tax expense	2.60	%(b)	4.55	%(b)	4.19%
Expenses excluding incentive compensation	4.11	%(b)	3.60	%(b)	3.61%
Expenses excluding incentive compensation, interest and other borrowing costs	3.39	%(b)	3.00	%(b)	2.95%

Net operating income before tax expense	1.66	%(b)	2.71	%(b)	1.32%
Net operating income after tax expense	1.65	%(b)	2.70	%(b)	1.32%
Net operating income before incentive compensation	0.14	%(b)	3.65	%(b)	1.90%
Net operating income before incentive compensation, interest and other borrowing costs	0.86	%(b)	4.25	%(b)	2.56%

Ratios to average net assets excluding waivers:
Expenses excluding tax expense	2.72	%(b)	4.54	%(b)	4.22%
Expenses including tax expense	2.73	%(b)	4.55	%(b)	4.22%
Expenses excluding incentive compensation	4.24	%(b)	3.60	%(b)	3.64%
Expenses excluding incentive compensation, interest and other borrowing costs	3.52	%(b)	3.00	%(b)	2.98%

Net operating income before tax expense	1.53	%(b)	2.71	%(b)	1.29%
Net operating income after tax expense	1.52	%(b)	2.70	%(b)	1.29%
Net operating income before incentive compensation	0.01	%(b)	3.65	%(b)	1.87%
Net operating income before incentive compensation, interest and other borrowing costs	0.73	%(b)	4.25	%(b)	2.53%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b)	Annualized.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
January 31, 2011 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments - 19.60% (c, f, g)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (a, d, j)		$5,000,003	$—

BP Clothing, LLC	Apparel	Second Lien Loan 16.5000%, 07/18/2012 (a, b, h, i)	$19,754,757	19,534,915	—
		Term Loan A 8.0000%, 07/18/2011 (a, h)	1,987,500	1,983,824	1,500,000
		Term Loan B 11.0000%, 07/18/2011 (a, h, i)	2,000,000	1,996,576	—

				23,515,315	1,500,000

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (a, d, j)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (a, d, j)		15,000,000	10,790,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (a, b, h,i)	3,237,952	3,237,952	—
		Warrants (a, d)		—	—

				3,237,952	—

Integrated Packaging Corporation	Manufacturer of Packaging Material	Warrants (a, d)		—	—

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (a, d, e, j)		2,007,701	—
MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (a, d, j)		3,750,000	—

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (a, d, e, j)		2,007,701	—

SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000%, 08/31/2012 (a, e, h)	6,187,350	6,187,350	6,187,350

SHL Group Limited	Human Capital Management	Common Stock (145,674 shares) (d)		6,000,000	10,400,000

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (a, d, j)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 7.5000%, 12/31/2012 (a, h)	713,929	598,580	713,929
		Second Lien Loan 15.0000%, 12/31/2013 (a, b, h)	26,427,490	26,182,138	26,427,490

				26,780,718	27,141,419

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (a, h)	976,000	977,297	976,000

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 6.2500%, 12/08/2012 (a, h)	943,894	943,894	869,452
		Second Lien Seller Note 6.7600%, 12/08/2013 (a, h)	3,500,000	3,500,000	3,500,000

				4,443,894	4,369,452

iShares S&P U.S. Preferred Stock Index Fund	Investment Company	Exchange Traded Fund (256,000 shares)		9,983,260	10,004,480

SPDR Barlcays Capital High Yield Bond Fund	Investment Company	Exchange Traded Fund (250,000 shares)		9,998,560	10,122,500

Sub Total Non-control/Non-affiliated investments				133,410,106	81,491,201

Affiliate investments - 39.97% (a, c, f, g)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b, h)	13,812,948	13,676,166	13,812,948
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				23,676,166	23,812,948

Harmony Health & Beauty, Inc.	Healthcare - Retail	Common Stock (100,010 shares) (d)		6,400,000	4,500,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (120,000 shares) (d)		2,000,000	1,200,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 10/26/2017 (b, h)	12,043,753	11,987,586	12,043,753
		Convertible Preferred Stock (20,000 shares) (b)		2,850,404	2,850,404

				14,837,990	14,894,157

Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		1,815,954	4,770,858

Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		33,186,620	8,600,720
		Bridge Loan 3.0000%, 07/31/2012 (e, h)	4,968,600	4,968,600	4,968,600

				38,155,220	13,569,320

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		17,388,551	12,100,000
		Senior Secured Loan 10.0000%, 6/23/2012 (e, h)	1,500,000	1,500,000	1,500,000

				18,888,551	13,600,000

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	8,804,337	8,739,192	8,804,337
		Convertible Series I Preferred Stock (32,200 shares) (d)		500,000	78,515,749
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	2,551,858

				9,239,192	89,871,944

Sub Total Affiliate investments				115,013,073	166,219,227

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
January 31, 2011 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments - 49.98% (a, c, f, g)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$41,000,000
		Bridge Loan 10.0000%, 12/31/2011 (e, h)	$3,643,557	3,643,557	3,643,557

				38,380,496	44,643,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		1,350,253	1,133,729

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	—
		Series A Convertible Preferred Stock (16,092 shares) (b, h)		30,000,000	40,500,000

				47,000,000	40,500,000

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	3,790,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/31/2013 (b, h)	10,485,187	10,406,382	10,485,190
		Common Stock (1,115 shares) (d)		16,000,000	67,500,000

				26,406,382	77,985,190

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 13.0000%, 1/31/2014 (b, h)	8,395,261	8,395,261	8,395,261
		Junior Revolving Note 6.0000%, 5/1/2011 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	2,721,794
		Warrants (d)		—	—

				12,930,955	12,117,055

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	24,900,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	2,200,000

				2,450,000	2,800,000

Sub Total Control Investments				142,213,401	207,869,531

TOTAL INVESTMENT ASSETS - 109.55% (f)				$390,636,580	$455,579,959

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Company negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, Velocitius B.V., iShares S&P U.S. Preferred Stock Index Fund and SPDR Barlcays Capital High Yield Bond Fund. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $415,871,653 as of January 31, 2011.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

(j)	Legacy Investments.

- Denotes zero cost or fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
October 31,2010

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments - 13.34% (a, c, f, g)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d, j)		$5,000,003	$—

Amersham Corp.	Manufacturer of Precision - Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h, i)	$2,473,521	2,473,521	—
		Second Lien Seller Note 17.0000%, 06/30/2013 (b, h, i)	4,066,463	4,066,463	—

				6,539,984	—

BP Clothing, LLC	Apparel	Second Lien Loan 16.5000%, 07/18/2012 (b, h, i)	19,554,187	19,452,605	3,917,417
		Term Loan A 8.0000%, 07/18/2011 (h)	1,987,500	1,981,798	1,727,423
		Term Loan B 11.0000%, 07/18/2011 (h, i)	2,000,000	1,994,690	1,749,486

				23,429,093	7,394,326

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d, j)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d, j)		15,000,000	10,790,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (b, h, i)	3,237,952	3,237,952	—
		Warrants (d)		-	—

				3,237,952	—

Integrated Packaging Corporation	Manufacturer of Packaging Material	Warrants (d)		-	—

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d, j)		3,750,000	—

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000%, 08/31/2012 (e, h)	6,187,350	6,187,350	6,187,350

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d, j)		10,000,000	—

SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 7.5000%, 12/31/2012 (h)	732,054	597,890	732,054
		Second Lien Loan 15.0000%, 12/31/2013 (b, h)	26,226,421	25,959,855	26,226,421

				26,557,745	26,958,475

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,002,500	1,004,096	1,002,500

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 6.2500%, 12/08/2012 (h)	946,352	946,352	871,910
		Second Lien Seller Note 6.7880%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,446,352	4,371,910

Sub Total Non-control/Non-affiliated investments				113,688,332	56,704,561

Affiliate investments - 39.32% (a, c, f, g)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b, h)	13,570,193	13,412,262	13,570,193
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				23,412,262	23,570,193

Harmony Pharmacy & Health Center, Inc.	Healthcare — Retail	Revolving Credit Facility 10.0000%, 12/31/2010 (b, h)	5,248,696	5,248,696	5,100,000
		Demand Note 10.0000% (h, i)	500,000	500,000	—
		Demand Note 10.0000% (h, i)	800,000	800,000	—
		Demand Note 10.0000% (h, i)	600,000	600,000	600,000
		Demand Note 10.0000% (h, i)	700,000	700,000	—
		Demand Note 10.0000% (h, i)	3,300,000	3,300,000	—
		Demand Note 10.0000% (h, i)	2,200,000	2,200,000	—
		Common Stock (2,000,000 shares) (d)		750,000	—

				14,098,696	5,700,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (120,000 shares) (d)		2,000,000	1,525,000

LHD Europe Holding, Inc.	Non-Alcoholic Beverages	Common Stock, Series A (960 shares) (d, e)		165,682	332,144
		Convertible Common Stock, Series B (344 shares) (d, e)		59,369	117,856

				225,051	450,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 10/26/2017 (b, h)	11,927,605	11,865,567	11,927,605
		Convertible Preferred Stock (20,000 shares) (b)		2,794,514	2,794,514

				14,660,081	14,722,119

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital,Inc.
Consolidated Schedule of Investment - (Continued)
October 31,2010

Company	Industry	Investment	Principal	Cost	Fair Value
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		$1,587,236	$4,542,141

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	10,400,000

Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		29,885,900	5,300,000

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		17,388,551	12,100,000
		Senior Secured Loan 10.0000%, 6/23/2012 (e, h)	$1,500,000	1,500,000	1,500,000

				18,888,551	13,600,000

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	8,692,789	8,616,566	8,692,789
		Convertible Series I Preferred Stock (32,200 shares) (d)		500,000	76,127,069
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	2,476,902

				9,116,566	87,296,760

Sub Total Affiliate investments				119,874,343	167,106,213

Control Investments - 49.43% (a, c, f, g)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		34,736,939	44,100,000
		Bridge Loan 10.0000%, 12/31/2010 (e, h)	3,643,557	3,643,557	3,643,557

				38,380,496	47,743,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		1,350,253	1,133,729

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	500,000
		Series A Convertible Preferred Stock (15,473 shares) (b, h)		30,000,000	46,806,540

				47,000,000	47,306,540

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	3,790,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/31/2013 (b, h)	10,299,834	10,213,333	10,299,834
		Common Stock (1,115 shares) (d)		16,000,000	60,000,000

				26,213,333	70,299,834

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	8,395,261	8,394,368	8,395,261
		Junior Revolving Note 6.0000%, 5/1/2011 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	2,721,794
		Warrants (d)		—	—

				12,930,062	12,117,055

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	24,900,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	2,200,000

				2,450,000	2,800,000

Sub Total Control Investments				142,019,459	210,090,715

TOTAL INVESTMENT ASSETS - 102.09% (f)				$375,582,134	$433,901,489

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Company negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except LHD Europe Holding Inc., Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, and Velocitius B.V. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $424,994,424 as of October 31, 2010.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

(j)	Legacy Investments.

- Denotes zero cost or fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Company”)
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. Certain amounts have been reclassified to adjust to current period presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 21, 2010.
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
     4. Investment Valuation Policy
     Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. At January 31, 2011, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.
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
     At January 31, 2011, approximately 93.34% of our total assets represented portfolio investments, escrow receivables and exchange traded funds recorded at fair value.
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
     5. Concentration of Market Risk
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, escrow receivables, exchange traded funds and other investments made pending investments in portfolio companies (other than cash equivalents). These investments collectively represented approximately 93.34% of the Company’s total assets at January 31, 2011. As discussed in Note 6, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills, which are federally guaranteed securities, or other investments, including exchange-traded funds and money market accounts, pending investments in portfolio companies made pursuant to our principal strategy. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.
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
     The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:
•	Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We valued two of our investments using Level 1 inputs as of January 31, 2011.

•	Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. We did not value any of our investments using Level 2 inputs as of January 31, 2011.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 4 for the investment valuation policies used to determine the fair value of these investments.
     The following fair value hierarchy table sets forth our investment portfolio by level as of January 31, 2011 and October 31, 2010 (in thousands):

	January 31, 2011
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$105,428	$105,428
Common Stock	—	—	89,590	89,590
Preferred Stock	—	—	145,208	145,208
Other Equity Investments	—	—	95,227	95,227
Exchange Traded Funds	20,127	—	—	20,127
Escrow receivables	—	—	1,107	1,107

Total Investments, net	$20,127	$—	$436,560	$456,687

	October 31, 2010
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$111,244	$111,244
Common Stock	—	—	78,865	78,865
Preferred Stock	—	—	148,995	148,995
Other Equity Investments	—	—	94,798	94,798
Escrow receivables	—	—	2,063	2,063

Total Investments, net	$—	$—	$435,965	$435,965

     The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the quarters ended January 31, 2011 and January 31, 2010 (in thousands):

			Reversal of
			Prior Period
			Appreciation	Unrealized
	Balances,		(Depreciation)	Appreciation				Balances,
	November 1,	Realized Gains	on Realization	(Depreciation)			Transfers In &	January 31,
	2010	(Losses) (1)	(2)	(3)	Purchases (4)	Sales (5)	Out of Level 3	2011
Senior/Subordinated Loans and credit facilities	$111,244	$(14,189)	$14,215	$(6,000)	$5,904	$(5,746)	$—	$105,428
Common Stock	78,865	(433)	433	4,775	6,400	(450)	—	89,590
Preferred Stock	148,995	—	—	(3,844)	57	—	—	145,208
Warrants	—	—	—	—	—	—	—	—
Other Equity Investments	94,798	—	—	(3,100)	3,529	—	—	95,227
Escrow receivables	2,063	—	—	—	—	(956)	—	1,107

Total	$435,965	$(14,622)	$14,648	$(8,169)	$15,890	$(7,152)	$—	$436,560

			Reversal of
			Prior Period
			Appreciation	Unrealized
	Balances,		(Depreciation)	Appreciation				Balances,
	November 1,	Realized Gains	on Realization	(Depreciation)			Transfers In &	January 31,
	2009	(Losses) (1)	(2)	(3)	Purchases (4)	Sales (5)	Out of Level 3	2010
Senior/Subordinated Loans and credit facilities	$153,468	$—	$—	$(4,279)	$2,598	$(1,268)	$—	$150,519
Common Stock	86,159	4,363	(4,525)	3,362	225	(9,927)	—	79,657
Preferred Stock	164,943	2,902	(2,902)	1,012	222	(14,045)	—	152,132
Warrants	3,835	3,800	(3,835)	—	—	(3,800)	—	0
Other Equity Investments	94,250	—	—	2,000	89	—	—	96,339
Escrows		2,255						2,255

Total	$502,655	$13,320	$(11,262)	$2,095	$3,134	$(29,040)	$—	$478,647

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.

(2)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities disposed of during the three months ended January 31, 2011 and January 31, 2010, respectively.

(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities held at January 31, 2011 and January 31, 2010, respectively.

(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities.

(5)	Includes decreases in the cost basis of investments resulting from principal repayments or sales.
     For the Quarter Ended January 31, 2011
     During the quarter ended January 31, 2011, the Company made two follow-on investments in an existing portfolio company totaling $8.3 million. On January 27, 2011, the Company invested $3.3 million in Security Holdings B.V. (“Security Holdings”) in the form of an additional equity interest. On January 28, 2011, the Company loaned an additional $5.0 million to Security Holdings in the form of a bridge loan with an annual interest rate of 3%. This bridge loan will allow Security Holdings to secure project guarantees. Also during the quarter ended January 31, 2011, the Company invested approximately $10.0 million in the SPDR Barclays Capital High Yield Bond Fund and approximately $10.0 million in the iShares S&P U.S. Preferred Stock Index Fund. The investments in these exchange traded funds are intended to provide the Company with higher yielding investments than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers has voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.
     Effective November 4, 2010, the interest rate on the Turf Products, LLC (“Turf”) senior subordinated loan was reduced from 15% to 13% and the maturity date was extended to January 31, 2014.
     On November 30, 2010, the Company loaned an additional $700,000 to Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”), which was the remaining portion of the $1.3 million demand note committed on September 23, 2010.
     On November 30, 2010, a public Uniform Commercial Code (“UCC”) sale of Harmony Pharmacy’s assets took place. Prior to this sale, the Company formed a new entity, Harmony Health & Beauty, Inc. (“HH&B”). The Company assigned its secured debt interest in Harmony Pharmacy of approximately $6.4 million to HH&B in exchange for a majority of the economic ownership. At the UCC sale, HH&B submitted a successful credit bid of approximately $5.9 million for all of the assets of Harmony Pharmacy. On December 21, 2010, Harmony Pharmacy filed for dissolution in the states of California, New Jersey and New York. As a result, the Company realized an $8.4 million loss on its investment in Harmony Pharmacy.
     On December 1, 2010, Amersham Corporation (“Amersham”) filed for dissolution in the State of California as all operating divisions were sold in 2010. As a result, the Company realized a $6.5 million loss on its investment in Amersham. The Company may be eligible to receive proceeds from an earnout related to the sale of an operating division once the senior lender is repaid in full. At this time, it is not likely that any proceeds will be received by the Company.
     On January 11, 2011, SHL Group Limited, which provides workplace talent assessment solutions including ability and personality tests, and psychometric assessments, acquired the Company’s portfolio company PreVisor. The Company received 145,674 common shares of SHL Group Limited for its investment in PreVisor. The cost basis or market value of the Company’s investment remained unchanged as a result of the transaction.

     On January 25, 2011, the Company sold its common stock in LHD Europe Holding Inc. (“LHD Europe”), receiving approximately $542,000 in proceeds which resulted in a realized gain of approximately $317,000.
     During the quarter ended January 31, 2011, SP Industries, Inc. (“SP”) made a principal payment of approximately $18,000, on its first lien loan. The balance of the first lien loan as of January 31, 2011, was approximately $714,000.
     During the quarter ended January 31, 2011, Total Safety U.S., Inc. (“Total Safety”) made a principal payment of approximately $2,500 on its first lien loan. The balance of the first lien loan as of January 31, 2011 was approximately $944,000.
     During the quarter ended January 31, 2011, the Company received approximately $27,000 in principal payments on the term loan provided to Storage Canada, LLC (“Storage Canada”). The balance of the term loan at January 31, 2011 was $976,000.
     During the quarter ended January 31, 2011, the Valuation Committee increased the fair value of the Company’s investments in Summit Research Labs, Inc. (“Summit”) common stock by $7.5 million and U.S. Gas & Electric, Inc. (“U.S. Gas”) preferred stock by $2.5 million. In addition, increases in the cost basis and fair value of the loans to Custom Alloy Corporation (“Custom Alloy”), SP, Marine Exhibition Corporation (“Marine”), Turf, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $980,119. The Valuation Committee also increased the fair value of the Ohio Medical Corporation (“Ohio Medical”) preferred stock by approximately $1.9 million due to PIK distributions which were treated as a return of capital. Also, during the quarter ended January 31, 2011, the undistributed allocation of flow through income from the Company’s equity investment in Octagon Credit Investors, LLC (“Octagon”) increased the cost basis and fair value of this investment by approximately $229,000. The Valuation Committee also decreased the fair value of the Company’s investments in BP Clothing, LLC (“BP”) second lien loan by $3.9 million and term loan A and B by a combined $2.0 million, Ohio Medical Corporation (“Ohio Medical”) common stock by $500,000 and preferred stock by $8.2 million, MVC Automotive Group B.V. (“MVC Automotive”) equity interest by $3.1 million, HuaMei Capital Company (“HuaMei”) common stock by $325,000 and HH&B by $1.9 million during the quarter ended January 31, 2011.
     At January 31, 2011, the fair value of all portfolio investments, exclusive of short-term investments, was $455.6 million with a cost basis of $390.6 million. At January 31, 2011, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $444.8 million and $348.3 million, respectively. At October 31, 2010, the fair value of all portfolio investments, exclusive of short-term securities, was $433.9 million, with a cost basis of $375.6 million. At October 31, 2010, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $423.1 million and $333.3 million, respectively.
     For the Fiscal Year Ended October 31, 2010
     During the fiscal year ended October 31, 2010, the Company obtained one new investment in Integrated Packaging Corporation (“IPC”) in the form of a warrant. The Company received the warrant solely for services provided to another investor in IPC and invested no capital.
     During the fiscal year ended October 31, 2010, the Company made four follow-on investments in existing portfolio companies committing capital totaling $8.3 million. On January 4, 2010, the Company loaned $800,000 to Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. On March 12, 2010, the Company invested $4.5 million and $1.7 million in SGDA Europe B.V. (“SGDA Europe”) and Security Holdings, respectively, in the form of additional equity interests. On September 23, 2010, the Company committed an additional $1.3 million to

Harmony Pharmacy in the form of a demand note. The demand note has an annual interest rate of 10% with the accrued interest being reserved against. As of October 31, 2010, $600,000 of the $1.3 million demand note to Harmony Pharmacy was funded.
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
     On March 10, 2010, the Company announced that its portfolio company, Dakota Growers Pasta Company, Inc. (“Dakota Growers”), had signed a definitive merger agreement with Viterra Inc. (TSX: VT) (“Viterra”), Canada’s leading agri-business that provides premium quality ingredients to leading global food manufacturers, under which Dakota Growers would be acquired by a subsidiary of Viterra for approximately $240 million in cash. Under the terms of the agreement, Viterra would commence a tender offer to acquire all of the outstanding shares of Dakota Growers’ common stock at a price of $18.28 per share resulting in anticipated proceeds of approximately $37.9 million. The acquisition closed shortly after completion of a tender of a majority (50.1%) of the outstanding shares of Dakota Growers common stock, the receipt of various regulatory approvals and the satisfaction of other customary closing conditions and contingencies. On May 3, 2010, the Company converted its 1,065,000 preferred shares of Dakota Growers to 1,065,000 common shares of Dakota Growers. On May 6, 2010, the Company tendered its shares in Dakota Growers for approximately $37.9 million, resulting in a realized gain of approximately $22.0 million. The Company no longer has an investment in Dakota Growers.
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
     During the fiscal year ended October 31, 2010, the Valuation Committee increased the fair value of the Company’s investments in Dakota Growers common stock by approximately $3.4 million and preferred stock by approximately $3.6 million, Octagon equity interest by $1.5 million, Summit common stock by $22.0 million,

Velocitius B.V. (“Velocitius”) equity interest by $1.7 million, PreVisor, Inc. common stock by $3.4 million, U.S. Gas preferred stock by $17.8 million, Vestal Manufacturing Enterprises, Inc. (“Vestal”) common stock by $600,000 and LHD Europe series A common stock by approximately $166,000 and series B common Stock by approximately $58,000. In addition, increases in the cost basis and fair value of the loans to GDC Acquisition, LLC (“GDC”), Custom Alloy, SP, Marine, Turf, BP, Summit, and U.S. Gas and the Marine and Vitality preferred stock were due to the capitalization of PIK interest/dividends totaling $5,561,308. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $6.8 million due to PIK distributions which were treated as a return of capital. Also, during the fiscal year ended October 31, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $298,000. The Valuation Committee also decreased the fair value of the Company’s investments in Amersham second lien notes by $2.4 million, BP second lien loan by $14.1 million, Ohio Medical common stock by $8.6 million, SGDA preferred equity interest by approximately $2.4 million, MVC Automotive equity interest by $2.4 million, Security Holdings equity interest by approximately $6.4 million, SGDA Europe equity interest by approximately $4.1 million, Harmony Pharmacy demand notes and revolving credit facility by a net amount of $6.4 million, Turf equity interest by $500,000, GDC senior subordinated loan by approximately $3.2 million and Vendio preferred stock by approximately $1.9 million and common stock by $5,500 during the fiscal year ended October 31, 2010. The net decrease in fair value of $6.4 million in Harmony Pharmacy was a result of the Valuation Committee determination to decrease the value of the unsecured demand notes by $7.5 million and to ascribe a fair value of $1.1 million to the capitalized PIK interest on the revolving credit facility which had no previous value. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Amersham loan, BP second lien loan and GDC senior subordinated loan for the accrued PIK interest totaling approximately $732,000.
     At October 31, 2010, the fair value of all portfolio investments, exclusive of short-term investments, was $433.9 million with a cost basis of $375.6 million. At October 31, 2010, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $423.1 million and $333.3 million, respectively. At October 31, 2009, the fair value of all portfolio investments, exclusive of short-term securities, was $502.8 million, with a cost basis of $422.8 million. At October 31, 2009, the fair value and cost basis of the Legacy Investments was $15.3 million and $48.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $487.5 million and $373.9 million, respectively.
7. Commitments and Contingencies
     Commitments to/for Portfolio Companies:
     At January 31, 2011, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.
Portfolio Company	Amount Committed	Amount Funded at January 31, 2011
Octagon Revolving Credit Facility	$7.0 million	—
Turf Junior Revolver	$1.0 million	$1.0 million
MVC Partners	$20.0 million	—
Total	$28.0 million	$1.0 million
     Off-Balance Sheet Arrangements:
     As of January 31, 2011, the Company had the following commitments to guarantee various loans and mortgages:

Off-Balance Sheet Arrangements
Guarantee	Amount Committed	Amount Funded at January 31, 2011
MVC Automotive	$8.9 million	—
MVC Automotive	$5.5 million	—
Tekers	$1.9 million	—
MVC Automotive	$2.0 million	—

Total	$18.3 million	—

     These guarantees are further described below, together with the Company’s other commitments.
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2010 and January 31, 2011, there was no balance outstanding.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $1.9 million at January 31, 2011.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $8.9 million at January 31, 2011.
     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.5 million at January 31, 2011) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2010 and January 31, 2011, the outstanding balance of the secured junior revolving note was $1.0 million.
     On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruna (“CZK”) mortgage for MVC Automotive, equivalent to approximately $2.0 million at January 31, 2011.
     On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.
     On October 29, 2010, through MVC Partners, the Company committed to invest $20 million in a private equity fund (“PE Fund”), for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the “GP”). The PE Fund completed a first closing of approximately $80 million of capital commitments.
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

     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (the “Credit Facility”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility now only consists of a $50.0 million term loan, which will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable. As of January 31, 2011, there was $50.0 million outstanding on the Credit Facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a 1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing the Credit Facility. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the consolidated balance sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. The Credit Facility includes standard financial covenants including limitations on total assets to debt, debt to equity, interest coverage and eligible debt ratios.
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
     Our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), approved a renewal of the Advisory Agreement at their in-person meeting held on October 26, 2010.
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
     On October 26, 2010, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% to the 2011 fiscal year. In addition, for fiscal years 2010 and 2011, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). TTG Advisers has also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.
9. Incentive Compensation
     At October 31, 2010, the provision for estimated incentive compensation was approximately $22.0 million. During the quarter ended January 31, 2011, this provision for incentive compensation was decreased by a net amount of approximately $1.6 million to approximately $20.4 million. The decrease in the provision for incentive compensation during the quarter ended January 31, 2011 reflects both increases and decreases by the Valuation Committee in the fair values of certain portfolio companies. Specifically, it reflects the Valuation Committee’s determination to increase the fair values of two of the Company’s portfolio investments (Summit and U.S. Gas) by a total of approximately $10.0 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions, which were treated as a return of capital. The net decrease in the provision also reflects the Valuation Committee’s determination to decrease the fair values of five of the Company’s portfolio investments (BP, Ohio Medical, MVC Automotive, HuaMei, and HH&B) by a total of $19.9 million. During the quarter ended January 31, 2011, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.
     At October 31, 2009, the provision for estimated incentive compensation was approximately $19.5 million. During the fiscal year ended October 31, 2010, this provision for incentive compensation was increased by a net amount of approximately $2.5 million to approximately $22.0 million. The increase in the provision for incentive compensation reflects both increases and decreases by the Valuation Committee in the fair values of certain portfolio companies and the sale of Vitality for a realized gain of $13.9 million. The difference between the amount received from the sale and Vitality’s carrying value at October 31, 2009 was an increase of $3.0 million. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Octagon, Summit, Velocitius, LHD Europe, PreVisor, U.S. Gas, Vestal and Dakota Growers) by a total of $54.2 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $6.8 million due to PIK distributions, which were treated as a return of capital. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of ten of the Company’s portfolio investments (Amersham, BP, Ohio Medical, MVC Automotive, Security Holdings, Harmony Pharmacy, GDC, SGDA Europe, Turf and SGDA) by a total of $50.5 million and the Valuation Committee determination not to increase the fair values of the Harmony Pharmacy revolving credit facility, the Amersham loan, the BP second lien loan and the GDC senior subordinated loan for the accrued PIK interest totaling approximately $656,000. For the year ended October 31, 2010, the Company was not required to make an incentive compensation payment to TTG Advisers based on the terms of the Advisory Agreement. During the fiscal year ended October 31, 2010, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

10. Tax Matters
     During fiscal year ended October 31, 2010, the Company utilized all of the prior year’s capital loss carryforwards in the amount of $29,988,349. As of October 31, 2010, the Company had net unrealized capital gains of $53,203,804. The Company has approximately $31.5 million in unrealized losses associated with Legacy Investments.
     ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the quarter ended January 31, 2011, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS. The 2007, 2008, 2009 and 2010 federal tax years for the Company and the 2007, 2008, 2009 and 2010 federal tax years for MVCFS remain subject to examination by the IRS.
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

     For the Quarter Ended January 31, 2011
     On December 17, 2010, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on January 7, 2011 to shareholders of record on December 31, 2010. The total distribution amounted to $2,878,918.
     During the quarter ended January 31, 2011, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,211 shares of our common stock at an average price of $14.86, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.
     On April 23, 2010, the Company’s Board of Directors approved a share repurchase program authorizing up to $5.0 million in share repurchases. The share repurchase program has no time limit and does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. Under the share repurchase program, shares may be repurchased from time to time at prevailing market prices during the Company’s open trading periods. As of January 31, 2011, there have been 306,100 shares repurchased at an average price of $13.06, including commission, with a total cost of approximately $4.0 million. The Company’s net asset value per share was increased by approximately $0.06 as a result of the share repurchases.
     The following table represents our stock repurchase program for the quarter ended January 31, 2011.

			Total Number of Shares	Approximate Dollar Value
		Average Price Paid per	Purchased as Part of	of Shares that May Yet Be
	Total Number of Shares	Share including	Publicly Announced	Purchased Under the
Period	Purchased	commission	Program	Program
Nov. 1, 2010 - Nov. 30, 2010	—	—	—	$1,000,872
Dec. 1, 2010 - Dec. 31, 2010	—	—	—	$1,000,872
Jan. 1, 2011 - Jan. 31, 2011	—	—	—	$1,000,872

Total	—	—	—	$1,000,872

12. Segment Data
     The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc., and the financial advisory operations of its wholly-owned subsidiary, MVC Financial Services, Inc.
     The following table presents book basis segment data for the quarter ended January 31, 2011:

	MVC	MVCFS	Consolidated
Interest and dividend income	$3,375,313	$81	$3,375,394
Fee income	8,944	778,692	787,636
Other income	361,108	—	361,108

Total operating income	3,745,365	778,773	4,524,138

Total operating expenses	780,857	2,117,278	2,898,135

Less: Waivers by Adviser	(138,135)	—	(138,135)

Total net operating expenses	642,722	2,117,278	2,760,000

Net operating income (loss) before taxes	3,102,643	(1,338,505)	1,764,138
Tax expense	—	10,185	10,185
Net operating income (loss)	3,102,643	(1,348,690)	1,753,953
Net realized loss on investments and foreign currency	(14,621,830)	—	(14,621,830)
Net change in unrealized appreciation on investments	6,624,024	—	6,624,024
Net decrease in net assets resulting from operations	(4,895,163)	(1,348,690)	(6,243,853)
13. Subsequent Events
     As required by ASC 855, Subsequent Events, the Company evaluated subsequent events through the issuance date of the consolidated financial statements.
     On February 14, 2011, the Company invested $3.0 million into the Octagon High Income Fund LLC, which is a private fund managed by Octagon, a current portfolio company.
     On March 1, 2011, SP repaid its first lien and second lien loans in full including all accrued interest. The Company received a $500,000 termination fee associated with the repayment of the loans.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as may, will, expect, believe, anticipate, intend, could, estimate, might and continue, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the “Safe Harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Company’s filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report and the Company’s annual report on Form 10-K for the year ended October 31, 2010.
SELECTED CONSOLIDATED FINANCIAL DATA:
     Financial information for the fiscal year ended October 31, 2010 is derived from the consolidated financial statements included in the Company’s annual report on Form 10-K, which have been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.

Selected Consolidated Financial Data

	Quarter Ended	Quarter Ended	Year Ended
	January 31,	January 31,	October 31,
	2011	2010	2010
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$3,375	$6,857	$19,315
Fee income	788	809	3,696
Other income	361	132	510

Total operating income	4,524	7,798	23,521

Expenses:
Management fee	2,555	2,455	9,330
Administrative	1,176	770	3,395
Interest and other borrowing costs	770	641	2,825
Incentive compensation (Note 9)	(1,603)	1,020	2,479

Total operating expenses	2,898	4,886	18,029

Total waiver by adviser	(138)	—	(150)

Total net operating expenses	2,760	4,886	17,879

Net operating income before taxes	1,764	2,912	5,642

Tax expense, net	10	5	8

Net operating income	1,754	2,907	5,634

Net realized and unrealized (loss) gain:
Net realized (loss) gain on investments and foreign currency	(14,622)	13,319	32,188
Net change in unrealized appreciation (depreciation) on investments	6,624	(9,088)	(21,689)

Net realized and unrealized (loss) gain on investments and foreign currency	(7,998)	4,231	10,499

Net (decrease) increase in net assets resulting from operations	$(6,244)	$7,138	$16,133

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$(0.26)	$0.29	$0.66
Dividends per share	$0.12	$0.12	$0.48
Balance Sheet Data:
Portfolio at value	$455,580	$478,874	$433,901
Portfolio at cost	390,637	407,953	375,582
Total assets	489,266	503,587	500,373
Shareholders’ equity	415,872	428,678	424,994
Shareholders’ equity per share (net asset value)	$17.33	$17.64	$17.71
Common shares outstanding at period end	23,991	24,297	23,991
Other Data:
Number of Investments funded in period	4	1	5
Investments funded ($) in period	$28,251	$569	$8,332

	2011	2010				2009
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	4,524	5,130	5,257	5,336	7,798	6,354	7,410	5,757	6,588

Management fee	2,555	2,232	2,176	2,467	2,455	2,560	2,379	2,421	2,483
Administrative	1,176	777	910	938	770	879	894	865	881
Interest, fees and other borrowing costs	770	770	767	647	641	642	660	736	1,090
Incentive compensation	(1,603)	2,504	(3,270)	2,225	1,020	6,756	(2,550)	(335)	(154)
Total waiver by adviser	(138)	(50)	(50)	(50)	—	—	—	—	—
Tax expense (benefit)	10	2	—	1	5	1,377	—	359	(359)
Net operating income (loss) before net realized and unrealized gains	1,754	(1,105)	4,724	(892)	2,907	(5,860)	6,027	1,711	2,647
Net (decrease) increase in net assets resulting from operations	(6,244)	11,307	(11,281)	8,969	7,138	27,499	(6,297)	(7,809)	854
Net (decrease) increase in net assets resulting from operations per share	(0.26)	0.47	(0.47)	0.37	0.29	1.13	(0.26)	(0.32)	0.04
Net asset value per share	17.33	17.71	17.35	17.89	17.64	17.47	16.46	16.84	17.28
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
     The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2010, the Company obtained one new investment and made four additional investments in existing portfolio companies committing a total of $8.3 million of capital to these investments. During the quarter ended January 31, 2011, the Company made two follow-on investments in an existing portfolio company, committing capital totaling $8.3 million.
     Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of January 31, 2011, 2.21% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.
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

     We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner or managing member to a private equity or other investment vehicle(s). In fact, we established MVC Partners for this purpose. Furthermore, the Board of Directors has authorized the establishment and investment in a private equity fund (“PE Fund”), for which an indirect wholly-owned subsidiary of the Company serves as the general partner (“GP”) and which may raise up to $250 million. On October 29, 2010, through MVC Partners, the Company committed to invest $20 million in the PE Fund. The PE Fund completed a first closing of approximately $80 million of capital commitments. The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is currently restricted from making Non-Diversified Investments. For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees paid by the PE Fund and up to 30% of the carried interest generated by the PE Fund. Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund. In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund.
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
     Furthermore, pending investments in portfolio companies pursuant to the Company’s principal investment strategy, the Company invests in certain securities on a short-term or temporary basis. In addition to cash-equivalents and other money market-type investments, such short-term investments may include exchange-traded funds and private investment funds offering periodic liquidity.
OPERATING INCOME
     For the Quarters Ended January 31, 2011 and 2010. Total operating income was $4.5 million for the quarter ended January 31, 2011 and $7.8 million for the quarter ended January 31, 2010, a decrease of $3.3 million.
For the Quarter Ended January 31, 2011
     Total operating income was $4.5 million for the quarter ended January 31, 2011. The decrease in operating income over the same period last year was primarily due to the repayment of investments that provide the Company with current income and a decrease in dividend income from exiting portfolio companies. The main components of operating income were the interest earned on loans and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $3.4 million in interest and dividend income from investments in portfolio companies. Of the $3.4 million recorded in interest/dividend income, approximately $980,000 was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 3% to 15% excluding those investments which interest is being reserved against. The Company received fee income and other income from portfolio companies and other entities totaling approximately $1.1 million.
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
OPERATING EXPENSES
     For the Quarter Ended January 31, 2011 and 2010. Operating expenses were $2.9 million for the quarter ended January 31, 2011 and $4.9 million for the quarter ended January 31, 2010, a decrease of approximately $2.0 million.
For the Quarter Ended January 31, 2011
     Operating expenses, net of the Voluntary Waivers, were approximately $2.8 million or 2.59% of the Company’s average net assets, when annualized, for the quarter ended January 31, 2011. Significant components of operating expenses for the quarter ended January 31, 2011 were management fee expense of $2.6 million and interest and other borrowing costs of approximately $770,000.
     The $2.0 million decrease in the Company’s operating expenses for the quarter ended January 31, 2011 compared to the quarter ended January 31, 2010, was primarily due to the $2.6 million decrease in the estimated provision for incentive compensation expense offset by minimal increases in the management fee, interest and other borrowings costs, other expenses and legal expense totaling approximately $600,000. The Advisory Agreement extended the expense cap applicable to the Company for an additional two fiscal years (fiscal years 2009 and 2010) and increased the expense cap from 3.25% to 3.5%. For the 2010 fiscal year, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). On October 26, 2010, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% and the Voluntary Waiver to the 2011 fiscal year. TTG Advisers has also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. For fiscal year 2010 and for the quarter ended January 31, 2011 annualized, the Company’s expense ratio was 2.95% and 3.38%, respectively, (taking into account the same carve outs as those applicable to the expense cap).
     Pursuant to the terms of the Advisory Agreement, during the quarter ended January 31, 2011, the provision for incentive compensation was decreased by a net amount of approximately $1.6 million to $20.4 million. The decrease in the provision for incentive compensation reflects the Valuation Committee’s determination to increase the fair values of two of the Company’s portfolio investments (Summit and U.S. Gas) by a total of approximately $10.0 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to a PIK distribution, which was treated as a return of capital. The net decrease in the provision also reflects the Valuation Committee’s determination to decrease the fair values of five of the Company’s portfolio investments (BP, Ohio Medical, MVC Automotive, HuaMei, and HH&B) by a total of approximately $19.9 million. During the quarter ended January 31, 2011, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 9 “Incentive Compensation” for more information.
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
     The $600,000 increase in the Company’s operating expenses for the quarter ended January 31, 2010 compared to the quarter ended January 31, 2009, was primarily due to the $1.2 million increase in the estimated provision for incentive compensation expense offset by the decrease of approximately $450,000 in interest and other borrowing costs. The Advisory Agreement extended the expense cap applicable to the Company for an additional two fiscal years (fiscal years 2009 and 2010) and increased the expense cap from 3.25% to 3.5%. For fiscal year 2009 and for the quarter ended January 31, 2010 annualized, the Company’s expense ratio was 3.23% and 3.00% , respectively, (taking into account the same carve outs as those applicable to the expense cap).
     Pursuant to the terms of the Advisory Agreement, during the quarter ended January 31, 2010, the provision for incentive compensation was increased by a net amount of approximately $1.0 million to $20.5 million. The increase in the provision for incentive compensation reflects the sale of Vitality for a realized gain of $13.3 million. The difference between the amount received from the sale and Vitality’s carrying value at October 31, 2009 was an increase of $2.4 million. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Octagon, Summit, Velocitius, LHD Europe and Dakota Growers) by a total of $9.2 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.6 million due to a PIK distribution, which was treated as a return of capital. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of four of the Company’s portfolio investments (Amersham, BP, Ohio Medical, and SGDA) by a total of $7.7 million and the Valuation Committee determination not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK totaling $186,000. During the quarter ended January 31, 2010, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 9 “Incentive Compensation” for more information.
REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES
     For the Quarters Ended January 31, 2011 and 2010. Net realized losses for the quarter ended January 31, 2011 were $14.6 million and net realized gains for the quarter ended January 31, 2010 were $13.3 million, a decrease of approximately $27.9 million.
For the Quarter Ended January 31, 2011
     Net realized losses for the quarter ended January 31, 2011 were $14.6 million. The significant components of the Company’s net realized losses for the quarter ended January 31, 2011 was primarily due to the loss on the sale of Harmony Pharmacy common stock, demand notes and revolving credit facility and the dissolution of the Amersham loans. A portion of these losses were offset by the gain on the sale of LHD Europe common stock.
     On November 30, 2010, a public Uniform Commercial Code (“UCC”) sale of Harmony Pharmacy’s assets took place. Prior to this sale, the Company formed a new entity, Harmony Health & Beauty, Inc. (“HH&B”). The Company assigned its secured debt interest in Harmony Pharmacy of approximately $6.4 million to HH&B in exchange for a majority of the economic ownership. At the UCC sale, HH&B submitted a successful credit bid of approximately $5.9 million for all of the assets of Harmony Pharmacy. On December 21, 2010, Harmony Pharmacy filed for dissolution in the states of California, New Jersey and New York. As a result, the Company realized an $8.4 million loss on its investment in Harmony Pharmacy.
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
     On January 25, 2011, the Company sold its common stock in LHD Europe, receiving approximately $542,000 in proceeds which resulted in a realized gain of approximately $317,000.
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
UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES
     For the Quarter Ended January 31, 2011 and 2010. The Company had a net change in unrealized appreciation on portfolio investments of approximately $6.6 million for the quarter ended January 31, 2011 and a net change in unrealized depreciation on portfolio investments of approximately $9.1 million for the quarter ended January 31, 2010, an increase of approximately $15.7 million.
For the Quarter Ended January 31, 2011
     The Company had a net change in unrealized appreciation on portfolio investments of approximately $6.6 million for the quarter ended January 31, 2011. The change in unrealized appreciation on investment transactions for the quarter ended January 31, 2011 primarily resulted from the increase in unrealized appreciation reclassification from unrealized to realized, caused by the sale of Harmony Pharmacy and the dissolution of Amersham of approximately $14.9 million. The other components in the change in unrealized appreciation are the Valuation Committee’s decision to increase the fair value of the Company’s investments in Summit common stock by $7.5 million and U.S. Gas preferred stock by $2.5 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions which were treated as a return of capital. The Valuation Committee also decreased the fair value of the Company’s investments in BP second lien loan by $3.9 million and term loan A and B by a combined $2.0 million, Ohio Medical common stock by $500,000 and preferred stock by $8.2 million, MVC Automotive equity interest by $3.1 million, HuaMei Capital common stock by $325,000 and Harmony Health & Beauty by $1.9 million during the quarter ended January 31, 2011.
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

PORTFOLIO INVESTMENTS
     For the Quarter Ended January 31, 2011 and the Year Ended October 31, 2010. The cost of the portfolio investments held by the Company at January 31, 2011 and at October 31, 2010 was $390.6 million and $375.6 million, respectively, an increase of $15.0 million. The aggregate fair value of portfolio investments at January 31, 2011 and at October 31, 2010 was $455.6 million and $433.9 million, respectively, an increase of $21.7 million. The Company held cash and cash equivalents at January 31, 2011 and at October 31, 2010 of $24.6 million and $56.4 million, respectively, a decrease of approximately $31.8 million.
For the Quarter Ended January 31, 2011
     During the quarter ended January 31, 2011, the Company made two follow-on investments in an existing portfolio company totaling $8.3 million. On January 27, 2011, the Company invested $3.3 million in Security Holdings B.V. (“Security Holdings”) in the form of an additional equity interest. On January 28, 2011, the Company loaned an additional $5.0 million to Security Holdings in the form of a bridge loan with an annual interest rate of 3%. This bridge loan will allow Security Holdings to secure project guarantees. Also during the quarter ended January 31, 2011, the Company invested approximately $10.0 million in the SPDR Barclays Capital High Yield Bond Fund and approximately $10.0 million in the iShares S&P U.S. Preferred Stock Index Fund. The investments in these exchange traded funds are intended to provide the Company with higher yielding investments than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers has voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.
     Effective November 4, 2010, the interest rate on the Turf Products, LLC (“Turf”) senior subordinated loan was reduced from 15% to 13% and the maturity date was extended to January 31, 2014.
     On November 30, 2010, the Company loaned an additional $700,000 to Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”), which was the remaining portion of the $1.3 million demand note committed on September 23, 2010.
     On November 30, 2010, a public Uniform Commercial Code (“UCC”) sale of Harmony Pharmacy’s assets took place. Prior to this sale, the Company formed a new entity, Harmony Health & Beauty, Inc. (“HH&B”). The Company assigned its secured debt interest in Harmony Pharmacy of approximately $6.4 million to HH&B in exchange for a majority of the economic ownership. At the UCC sale, HH&B submitted a successful credit bid of approximately $5.9 million for all of the assets of Harmony Pharmacy. On December 21, 2010, Harmony Pharmacy filed for dissolution in the states of California, New Jersey and New York. As a result, the Company realized an $8.4 million loss on its investment in Harmony Pharmacy.
     On December 1, 2010, Amersham Corporation (“Amersham”) filed for dissolution in the State of California as all operating divisions were sold in 2010. As a result, the Company realized a $6.5 million loss on its investment in Amersham. The Company may be eligible to receive proceeds from an earnout related to the sale of an operating division once the senior lender is repaid in full. At this time, it is not likely that any proceeds will be received by the Company.
     On January 11, 2011, SHL Group Limited, which provides workplace talent assessment solutions including ability and personality tests, and psychometric assessments, acquired the Company’s portfolio company PreVisor. The Company received 145,674 common shares of SHL Group Limited for its investment in PreVisor. The cost basis or market value of the Company’s investment remained unchanged as a result of the transaction.
     On January 25, 2011, the Company sold its common stock in LHD Europe Holding Inc. (“LHD Europe”), receiving approximately $542,000 in proceeds which resulted in a realized gain of approximately $317,000.

     During the quarter ended January 31, 2011, SP Industries, Inc. (“SP”) made a principal payment of approximately $18,000, on its first lien loan. The balance of the first lien loan as of January 31, 2011, was approximately $714,000.
     During the quarter ended January 31, 2011, Total Safety U.S., Inc. (“Total Safety”) made a principal payment of approximately $2,500 on its first lien loan. The balance of the first lien loan as of January 31, 2011 was approximately $944,000.
     During the quarter ended January 31, 2011, the Company received approximately $27,000 in principal payments on the term loan provided to Storage Canada, LLC (“Storage Canada”). The balance of the term loan at January 31, 2011 was $976,000.
     During the quarter ended January 31, 2010, the Valuation Committee increased the fair value of the Company’s investments in Summit Research Labs, Inc. (“Summit”) common stock by $7.5 and U.S. Gas & Electric, Inc. (“U.S. Gas”) preferred stock by $2.5 million. In addition, increases in the cost basis and fair value of the loans to Custom Alloy Corporation (“Custom Alloy”), SP, Marine Exhibition Corporation (“Marine”), Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $980,119. The Valuation Committee also increased the fair value of the Ohio Medical Corporation (“Ohio Medical”) preferred stock by approximately $1.9 million due to PIK distributions which were treated as a return of capital. Also, during the quarter ended January 31, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon Credit Investors, LLC (“Octagon”) increased the cost basis and fair value of this investment by approximately $299,000. The Valuation Committee also decreased the fair value of the Company’s investments in BP Clothing, LLC (“BP”) second lien loan by $3.9 million and term loan A and B by a combined $2.0 million, Ohio Medical Corporation (“Ohio Medical”) common stock by $500,000 and preferred stock by $8.2 million, MVC Automotive Group B.V. (“MVC Automotive”) equity interest by $3.1 million, HuaMei Capital Company (“HuaMei”) common stock by $325,000 and Harmony Health & Beauty by $1.9 million during the quarter ended January 31, 2011.
     At January 31, 2011, the fair value of all portfolio investments, exclusive of short-term investments, was $455.6 million with a cost basis of $390.6 million. At January 31, 2011, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $444.8 million and $348.3 million, respectively. At October 31, 2010, the fair value of all portfolio investments, exclusive of short-term securities, was $433.9 million, with a cost basis of $375.6 million. At October 31, 2010, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $423.1 million and $333.3 million, respectively.
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
     At October 31, 2010, the fair value of all portfolio investments, exclusive of short-term investments, was $433.9 million with a cost basis of $375.6 million. At October 31, 2010, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $423.1 million and $333.3 million, respectively. At October 31, 2009, the fair value of all portfolio investments, exclusive of short-term securities, was $502.8 million, with a cost basis of $422.8 million. At October 31, 2009, the fair value and cost basis of the Legacy Investments was $15.3 million and $48.9 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $487.5 million and $373.9 million, respectively.
Investments
     During the quarter ended January 31, 2011, the Company had investments:
     Actelis Networks, Inc.
     Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.
     At October 31, 2010 and January 31, 2011, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been fair valued at $0.
     Amersham Corporation
     Amersham, Louisville, Colorado, manufactured precision machined components for the aviation, automotive and medical device markets.
     At October 31, 2010, the Company’s investment in Amersham consisted of a $2.5 million note and a $4.1 million note. The $2.5 million note had an annual interest at 10% and matured on June 29, 2010. The note was not repaid at the time of maturity. The $4.1 million note bears annual interest at 17%, which includes a 3% default interest rate. The interest rate then steps down to 13% for the period July 1, 2010 to June 30, 2012 and steps down again to 12% for the period July 1, 2012 to June 30, 2013. The note has a maturity date of June 30, 2013. The note had a principal face amount and cost basis of $4.1 million at October 31, 2010. At October 31, 2010, the notes had a combined outstanding balance and cost of $6.5 million and a combined fair value of $0. The Company has reserved in full against the interest accrued on the $2.5 million and $4.1 million note.
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

     At January 31, 2011, the Company no longer held an investment in Amersham.
     BP Clothing, LLC
     BP, Pico Rivera, California, is a company that designs, manufactures, markets and distributes under several brand names women’s apparel.
     At October 31, 2010, the Company’s investment in BP consisted of a $19.6 million second lien loan, a $2.0 million term loan A, and a $2.0 million term loan B. The second lien loan bears annual interest at 16.5%. The second lien loan had a $17.5 million principal face amount and was issued at a cost basis of $17.5 million. The second lien loan’s cost basis was subsequently discounted to reflect loan origination fees received. The maturity date of the second lien loan is July 18, 2012. The principal balance is due upon maturity. The term loan A bears annual interest at LIBOR plus 7.75% or Prime Rate plus 6.75%. The term loan B bears annual interest at LIBOR plus 10.75% or Prime Rate plus 9.75%. The interest rate option on the loan assignments is at the borrower’s discretion. Both term loans mature on July 18, 2011. The combined cost basis and fair value of the investments at October 31, 2010 was $23.4 million and $7.4 million, respectively.
     During the quarter ended January 31, 2011, the Valuation Committee decreased the fair value of the second lien loan by approximately $3.9 million, the fair value of term loan A by approximately $229,000, and the fair value of term loan B by approximately $1.8 million.
     At January 31, 2011, the loans had a combined outstanding balance of $23.7 million, a cost basis of $23.5 million and a fair value of $1.5 million. The increase in the outstanding balance and cost of the term loans are due to the amortization of loan origination fees and the increase in the outstanding balance of the second lien loan is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest for the quarter ended January 31, 2011. The Company has also reserved in full against the interest accrued on the second lien loan and term loan B starting on July 1, 2010.
     Custom Alloy Corporation
     Custom Alloy, High Bridge, New Jersey, manufactures time sensitive and mission critical butt-weld pipe fittings for the natural gas pipeline, power generation, oil/gas refining and extraction, and nuclear generation markets.
     At October 31, 2010, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost and fair value of $44,000, 1,991 shares of convertible series B preferred stock at a cost and fair value of approximately $10.0 million. The unsecured subordinated loan, which bears annual interest at 14% and matures on September 18, 2012, had a cost of $13.4 million and a fair value of $13.6 million.
     At January 31, 2011, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost and fair value of $44,000 and the 1,991 shares of convertible series B preferred stock had a cost and fair value of approximately $10.0 million. The unsecured subordinated loan had an outstanding balance of $13.8 million, a cost of $13.7 million and a fair value of $13.8 million. The increase in the cost basis and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
     Michael Tokarz, Chairman of the Company, and Shivani Khurana, representative of the Company, serve as directors of Custom Alloy.
     DPHI, Inc. (formerly DataPlay, Inc.)
     DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.
     At October 31, 2010 and January 31, 2011, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.

     Foliofn, Inc.
     Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.
     At October 31, 2010 and January 31, 2011, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $10.8 million.
     Bruce Shewmaker, an officer of the Company, serves as a director of Foliofn.
     GDC Acquisitions, LLC d/b/a JDC Lighting, LLC
     GDC is the holding company of JDC Lighting, LLC (“JDC”). GDC, New York, New York, which was a distributor of commercial lighting and electrical products.
     At October 31, 2010, the Company’s investment in GDC consisted of a $3.2 million senior subordinated loan, bearing annual interest at 17% with a maturity date of August 31, 2011. The loan had a principal amount, an outstanding balance and a cost basis of $3.2 million and was fair valued at $0. The warrant was fair valued at $0.
     At January 31, 2011, the loan had an outstanding balance and cost of $3.2 million. The loan and warrants were fair valued at $0. The Company’s Valuation Committee did not increase the fair value of the investment as a result of the capitalization of the PIK interest for the quarter ended January 31, 2011. The Company reserved in full against the interest accrued on the senior subordinated note starting on July 1, 2010.
     Harmony Health & Beauty, Inc.
     Harmony Health & Beauty, Purchase, New York, purchased the assets of Harmony Pharmacy on November 30, 2010 during a public UCC sale for approximately $6.4 million. Harmony Health & Beauty now operates the health and beauty stores previously owned by Harmony Pharmacy in the Newark International Airport, John F. Kennedy International Airport, and San Francisco International Airport. The Company’s investment consists of 100,010 shares of common stock.
     During the quarter ended January 31, 2011, the Valuation Committee decreased the fair value of the common stock by $1.9 million.
     At January 31, 2011, the Company’s investment in Harmony Health & Beauty consisted of 100,010 shares of common stock with a cost of $6.4 million and fair value of $4.5 million.
     Harmony Pharmacy & Health Center, Inc.
     Harmony Pharmacy, Purchase, New York, operated health and beauty stores primarily in airports in the United States. Harmony Pharmacy opened their first store in Newark International Airport in March of 2007 and has since opened stores in John F. Kennedy International Airport and San Francisco International Airport.
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
     On November 30, 2010, a public UCC sale of Harmony Pharmacy’s assets took place. Prior to this sale, the Company formed a new entity, Harmony Health & Beauty. The Company assigned its secured debt interest in Harmony Pharmacy of approximately $6.4 million to Harmony Health & Beauty in exchange for a majority of the economic ownership. At the UCC sale, Harmony Health & Beauty submitted a successful credit bid of approximately $5.9 million for all of the assets of Harmony Pharmacy. On December 21, 2010, Harmony Pharmacy filed for dissolution in the states of California, New Jersey and New York. As a result, the Company realized an $8.4 million loss on its investment in Harmony Pharmacy.
     At January 31, 2011, the Company no longer held an investment in Harmony Pharmacy.

     HuaMei Capital Company, Inc.
     HuaMei, San Francisco, California, is a Chinese-American, cross border investment bank and advisory company.
     At October 31, 2010, the Company’s investment in HuaMei consisted of 120,000 shares of common stock with a cost of $2.0 million and fair value of $1.5 million.
     During the quarter ended January 31, 2011, the Valuation Committee decreased the fair value of the common stock by $325,000.
     At January 31, 2011, the Company’s investment in HuaMei consisted of 120,000 shares of common stock with a cost of $2.0 million and fair value of $1.2 million.
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
     At October 31, 2010 and January 31, 2011, the Company’s investment in IPC has zero cost basis and has been fair valued at $0.
     iShares S&P U.S. Preferred Stock Index Fund
     iShares S&P U.S. Preferred Stock Index Fund is an exchange traded fund, which seeks results that correspond generally to the price and yield of the S&P U.S. Preferred Stock Index.
     During the quarter ended January 31, 2011, the Company invested approximately $10.0 million in the iShares S&P U.S. Preferred Stock Index Fund. Investments in exchange traded funds are intended to provide the Company with a higher yielding investment than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers has voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.
     At January 31, 2011, the Company’s investment in the iShares S&P U.S. Preferred Stock Index Fund consisted of 256,000 shares with a cost and fair value of $10.0 million.
     LHD Europe Holding Inc.
     LHD Europe, incorporated in Delaware, processed and marketed dispensed and non-dispensed juices and frozen concentrate liquid coffee to the foodservice industry in Europe.
     At October 31, 2010, the Company’s investment consisted of 960 shares of convertible Series A common stock with a cost basis of approximately $166,000 and a fair value of approximately $332,000 and 334 shares of convertible Series B common stock with a cost basis of approximately $59,000 and a fair value of approximately $118,000.
     On January 25, 2011, the Company sold its common stock in LHD Europe, receiving approximately $542,000 in proceeds which resulted in a realized gain of approximately $317,000.
     At January 31, 2011, the Company no longer held an investment in LHD Europe.
     Lockorder Limited (formerly Safestone Technologies PLC)
     Lockorder, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.

     At October 31, 2010 and January 31, 2011, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.
     Mainstream Data, Inc.
     Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.
     At October 31, 2010 and January 31, 2011, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.
     Marine Exhibition Corporation
     Marine, Miami, Florida, owns and operates the Miami Seaquarium. The Miami Seaquarium is a family-oriented entertainment park.
     At October 31, 2010, the Company’s investment in Marine consisted of a senior secured loan and 20,000 shares of preferred stock. The senior secured loan had an outstanding balance and cost basis of $11.9 million. The senior secured loan bears annual interest at 11% and matures on October 26, 2017. The senior secured loan was fair valued at $11.9 million. The preferred stock was fair valued at $2.8 million. The dividend rate on the preferred stock is 12% per annum.
     At January 31, 2011, the Company’s senior secured loan had an outstanding balance, a cost basis and a fair value of $12.0 million. The preferred stock had a cost and fair value of $2.9 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.
     MVC Automotive Group B.V.
     MVC Automotive, an Amsterdam-based holding company, owns and operates twelve Ford, Jaguar, Land Rover, Mazda, and Volvo dealerships located in Austria, Belgium, Czech Republic, and the Netherlands.
     At October 31, 2010, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $34.7 million and a fair value of $44.1 million. The bridge loan, which bears annual interest at 10% and matures on December 31, 2011, had a cost and fair value of $3.6 million. The guarantees for MVC Automotive were equivalent to approximately $16.7 million at October 31, 2010.
     During the quarter ended January 31, 2011, the Valuation Committee decreased the fair value of the equity interest by $3.1 million.
     At January 31, 2011, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $34.7 million and a fair value of $41.0 million. The bridge loan had a cost and fair value of $3.6 million. The mortgage guarantees for MVC Automotive were equivalent to approximately $16.4 million at January 31, 2011. These guarantees were taken into account in the valuation of MVC Automotive.
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

     At October 31, 2010 and January 31, 2011, the Company’s equity investment in MVC Partners had a cost basis of approximately $1.4 million and fair value of approximately $1.1 million.
     Octagon Credit Investors, LLC
     Octagon, is a New York-based asset management company that manages leveraged loans and high yield bonds through collateralized debt obligations (“CDO”) funds.
     At October 31, 2010, the Company’s investment in Octagon consisted of an equity investment with a cost basis of approximately $1.6 million and a fair value of approximately $4.5 million.
     During the quarter ended January 31, 2011, the cost basis of the equity investment was increased by approximately $229,000 because of an allocation in flow through income.
     At January 31, 2011, the equity investment had a cost basis of approximately $1.8 million and a fair value of $4.8 million.
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
     During the quarter ended January 31, 2011, the fair value of the preferred stock was increased by approximately $1.9 million due to a PIK distribution which was treated as a return of capital.
     During the quarter ended January 31, 2011, the Valuation Committee decreased the fair value of the common stock by $500,000 and the preferred stock by approximately $8.2 million.
     At January 31, 2011, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis of $17.0 million and a fair value of $0 and 16,092 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $40.5 million.
     Michael Tokarz, Chairman of the Company, Peter Seidenberg, Chief Financial Officer of the Company, and Jim O’Connor, a representative of the Company, serve as directors of Ohio Medical.
     SHL Group Limited (formerly PreVisor, Inc.)
     SHL Group Limited, London, United Kingdom, provides workplace talent assessment solutions including ability and personality tests, and psychometric assessments in more than 50 countries and in 30 languages.
     On May 31, 2006, the Company invested $6.0 million in PreVisor in the form of 9 shares of common stock. Mr. Tokarz, our Chairman and Portfolio Manager, is a minority non-controlling shareholder of PreVisor. Our Board of Directors, including all of the Independent Directors, approved the transaction (Mr. Tokarz recused himself from making a determination or recommendation on this matter).
     At October 31, 2010, the Company’s investment in PreVisor consisted of 9 shares of common stock with a cost basis and fair value of $6.0 million and $10.4 million, respectively.
     On January 11, 2011, SHL Group Limited acquired the Company’s portfolio company PreVisor. The Company received 145,674 common shares of SHL Group Limited for its investment in PreVisor. The cost basis or market value of the Company’s investment remained unchanged as a result of the transaction.
     At January 31, 2011, the Company’s investment in SHL Group Limited consisted of 145,674 shares of common stock with a cost basis and fair value of $6.0 million and $10.4 million, respectively.
     SafeStone Technologies Limited (formerly Safestone Technologies PLC)
     SafeStone Limited, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.

     At October 31, 2010 and January 31, 2011, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.
     Security Holdings, B.V.
     Security Holdings is an Amsterdam-based holding company that owns FIMA, a Lithuanian security and engineering solutions company.
     At October 31, 2010, the Company’s investment in Security Holdings had a cost basis of $29.9 million and a fair value of $5.3 million.
     On January 27, 2011, the Company invested $3.3 million in Security Holdings in the form of an additional equity interest.
     On January 28, 2011, the Company invested an additional $5.0 million in Security Holdings in the form of a bridge loan. The bridge loan has an annual interest rate of 3% and a maturity date of July 31, 2012. This bridge loan will allow Security Holdings to secure project guarantees.
     At January 31, 2011, the Company’s investment in Security Holdings consisted of an equity interest with a cost of $33.2 million and a fair value of $8.6 million and a bridge loan with an outstanding balance, cost basis and fair value of approximately $5.0 million.
     Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.
     SGDA Europe B.V.
     SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.
     At October 31, 2010 and January 31, 2011, the Company’s equity investment had a cost basis of $17.4 million and a fair value of $12.1 million. The senior secured loan, with an annual interest rate of 10% and a maturity date of June 23, 2012, had an outstanding balance, cost and fair value of $1.5 million.
     Christopher Sullivan, a representative of the Company, serves as a director of SGDA Europe.
     SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH
     SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.
     At October 31, 2010 and January 31, 2011, the Company’s investment in SGDA consisted of a term loan with an outstanding balance and cost basis of $6.2 million. The term loan bears annual interest at 7.0% and matures on August 31, 2012. The term loan was fair valued at $6.2 million.
     SIA Tekers Invest
     Tekers, Riga, Latvia, is a port facility used for the storage and servicing of vehicles.
     At October 31, 2010, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of $3.8 million. The Company guaranteed a 1.4 million Euro mortgage for Tekers. The guarantee was equivalent to approximately $2.0 million at October 31, 2010 for Tekers.
     At January 31, 2011, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of $3.8 million. The guarantee for Tekers was equivalent to approximately $1.9 million at January 31, 2011. These guarantees were taken into account in the valuation of Tekers.
     Sonexis, Inc.
     Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.

     At October 31, 2010 and January 31, 2011, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been fair valued at $0.
     SP Industries, Inc.
     SP, Warminster, Pennsylvania, is a designer, manufacturer and marketer of laboratory research and process equipment, glassware and precision glass components and configured-to-order manufacturing equipment.
     At October 31, 2010, the Company’s investment in SP consisted of a first lien loan and a second lien loan that had outstanding balances of $732,000 and $26.2 million, respectively, with a cost basis of approximately $598,000 and $26.0 million, respectively. The first lien loan bears annual interest at LIBOR, with a 2.5% floor, plus 5% and matures on December 28, 2012, and the second lien loan bears annual interest at 15% and matures on December 31, 2013. The first lien loan and second lien loan had fair values of $732,000 and $26.2 million, respectively.
     During the quarter ended January 31, 2011, SP made a principal payment of approximately $18,000, on its first lien loan.
     At January 31, 2011, the first lien loan and the second lien loan had outstanding balances of approximately $714,000 and $26.4 million, respectively, with a cost basis of approximately $599,000 and $26.2 million, respectively. The first lien loan and second loan had fair values of approximately $714,000 and $26.4 million, respectively. The increase in cost and fair value of the second lien loan is due to the amortization of loan origination fees and to the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
     SPDR Barclays Capital High Yield Bond Fund
     SPDR Barclays Capital High Yield Bond Fund is an exchange traded fund which seeks investment results that correspond to the price and yield of the Barclays Capital High Yield Very Liquid Bond Index.
     During the quarter ended January 31, 2011, the Company invested approximately $10.0 million in the SPDR Barclays Capital High Yield Bond Fund. Investments in exchange traded funds are intended to provide the Company with a higher yielding investment than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers has voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.
     At January 31, 2011, the Company’s investment in the SPDR Barclays Capital High Yield Bond Fund consisted of 250,000 shares with a cost of $10.0 million and fair value of $10.1 million.
     Storage Canada, LLC
     Storage Canada, Omaha, Nebraska, is a real estate company that owns and develops self-storage facilities throughout the U.S. and Canada.
     At October 31, 2010, the Company’s investment in Storage Canada consisted of a term loan with an outstanding balance, cost basis and a fair value of $1.0 million. The borrowing bears annual interest at 8.75% and matures on March 30, 2013. The loan commitment to Storage Canada was not renewed in March 2009.
     During the quarter ended January 31, 2011, the Company received approximately $27,000 in principal payments on the term loan provided to Storage Canada.
     At January 31, 2011, the Company’s investment in Storage Canada had an outstanding balance of $976,000, a cost basis of approximately $977,000 and a fair value of $976,000.
     Summit Research Labs, Inc.
     Summit, Huguenot, New York, is a specialty chemical company that manufactures antiperspirant actives.
     At October 31, 2010, the Company’s investment in Summit consisted of a second lien loan and 1,115 shares of common stock. The second lien loan bears annual interest at 14% and matures on August 31, 2013. The second lien loan had an outstanding balance of $10.3 million with a cost of $10.2 million. The second lien loan was fair valued at $10.3 million. The common stock had been fair valued at $60.0 million with a cost basis of $16.0 million.
     During the quarter ended January 31, 2011, the Valuation Committee increased the fair value of the common stock by $7.5 million.
     At January 31, 2011, the Company’s second lien loan had an outstanding balance of $10.5 million with a cost of $10.4 million. The second lien loan was fair valued at $10.5 million. The 1,115 shares of common stock were fair valued at $67.5 million and had a cost basis of $16.0 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
     Shivani Khurana, a representative of the Company, serves as a director of Summit.
     Total Safety U.S., Inc.
     Total Safety, Houston, Texas, is the leading provider of safety equipment and related services to the refining, petrochemical, and oil exploration and production industries.
     At October 31, 2010, the Company’s investment in Total Safety consisted of a $946,000 first lien loan bearing annual interest at LIBOR, with a 2.0% floor, plus 4.25% and maturing on December 8, 2012 and a $3.5 million second lien loan bearing annual interest at LIBOR plus 6.5% and maturing on December 8, 2013. The loans had a combined outstanding balance and cost basis of $4.4 million. The loans were fair valued at $4.4 million.
     During the quarter ended January 31, 2011, Total Safety made principal payments of approximately $2,500 on its first lien loan.
     At January 31, 2011, the loans had a combined outstanding balance and cost basis of $4.4 million. The loans were fair valued at $4.4 million.
     Turf Products, LLC
     Turf, Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.
     At October 31, 2010, the Company’s investment in Turf consisted of a senior subordinated loan, bearing interest at 15% per annum with a maturity date of November 30, 2010, LLC membership interest, and warrants. The senior subordinated loan had an outstanding balance, cost basis and a fair valued of $8.4 million. The junior revolving note had an outstanding balance, cost, and fair value of $1.0 million. The membership interest had a cost of $3.5 million and a fair value of $2.7 million. The warrants had a cost of $0 and a fair value of $0.
     Effective November 4, 2010, the interest rate on the Turf Products, LLC (“Turf”) senior subordinated loan was reduced from 15% to 13% and the maturity date was extended to January 31, 2014.
     At January 31, 2011, the mezzanine loan had an outstanding balance, cost basis and a fair value of $8.4 million. The increase in the cost basis of the loan is due to the amortization of loan origination fees. These increases were approved by the Company’s Valuation Committee. The junior revolving note had an outstanding balance and fair value of $1.0 million. The membership interest has a cost of $3.5 million and a fair value of $2.7 million. The warrant was fair valued at $0.
     Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Turf.
     U.S. Gas & Electric, Inc.
     U.S. Gas, North Miami Beach, Florida, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.
     At October 31, 2010, the second lien loan had an outstanding balance of $8.7 million with a cost of $8.6 million and a fair value of $8.7 million. The second lien loan bears annual interest at 14% and matures on July 26, 2012. The 32,200 shares of convertible Series I preferred stock had a fair value of $76.1 million and a cost of $500,000, and the convertible Series J preferred stock had a fair value of $2.5 million and a cost of $0.

     During the quarter ended January 31, 2011, the Valuation Committee increased the fair value of the Series I preferred stock by approximately $2.4 million and the Series J preferred tock by approximately $75,000.
     At January 31, 2011, the second lien loan had an outstanding balance of $8.8 million with a cost of $8.7 million and a fair value of $8.8 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The convertible Series I preferred stock had a fair value of $78.5 million and a cost of $500,000 and the convertible Series J preferred stock had a fair value of $2.6 million and a cost of $0.
     Puneet Sanan and Shivani Khurana, representatives of the Company, serve as Chairman and director, respectively, of U.S. Gas.
     Velocitius B.V.
     Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.
     At October 31, 2010 and January 31, 2011, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $24.9 million.
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
     At October 31, 2010 and January 31, 2011, the senior subordinated promissory note, which bears annual interest at 12% and matures on April 29, 2011, had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were fair valued at $2.2 million.
     Bruce Shewmaker and Scott Schuenke, officers of the Company, serve as directors of Vestal.
Liquidity and Capital Resources
     Our liquidity and capital resources are derived from our credit facility and cash flows from operations, including investment sales and repayments and income earned. Our primary use of funds includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our credit facility, proceeds generated from our portfolio investments and/or proceeds from public and private offerings of securities to finance pursuit of our investment objective.
     At January 31, 2011, the Company had investments in portfolio companies and exchange traded funds totaling $455.6 million. Also, at January 31, 2011, the Company had investments in cash and cash equivalents totaling approximately $24.6 million. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid. Pending investments in portfolio companies pursuant to our principal investment strategy, the Company makes other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity. Please see “The Company’s short-term investments may cause the Company to recognize loss” in Item 3 below for a risk factor relating to the Company’s short-term investments.
     During the quarter ended January 31, 2011, the Company made two follow-on investments in an existing portfolio company totaling $8.3 million. On January 27, 2011, the Company invested $3.3 million in Security Holdings in the form of an additional equity interest. On January 28, 2011, the Company invested an additional $5.0 million in Security Holdings in the form of a bridge loan. The bridge loan has an annual interest rate of 3%. This bridge loan will allow Security Holdings to secure project guarantees. Also during the quarter ended January 31, 2011, the Company invested approximately $10.0 million in the SPDR Barclays Capital High Yield

Bond Fund and approximately $10.0 million in the iShares S&P U.S. Preferred Stock Index Fund. The investments in these exchange traded funds are intended to provide the Company with higher yielding investments than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers has voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.
     Current commitments include:
          Commitments to/for Portfolio Companies:
     At January 31, 2011, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.
Portfolio Company	Amount Committed	Amount Funded at January 31, 2011
Octagon Revolving Credit Facility	$7.0 million	—
Turf Junior Revolver	$1.0 million	$1.0 million
MVC Partners	$20.0 million	—
Total	$28.0 million	$1.0 million
          Off-Balance Sheet Arrangements:
     As of January 31, 2011, the Company had the following commitments to guarantee various loans and mortgages:

Off-Balance Sheet Arrangements
Guarantee	Amount Committed	Amount Funded at January 31, 2011
MVC Automotive	$8.9 million	—
MVC Automotive	$5.5 million	—
Tekers	$1.9 million	—
MVC Automotive	$2.0 million	—
Total	$18.3 million	—
     These guarantees are further described below, together with the Company’s other commitments.
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2010 and January 31, 2011, there was no balance outstanding.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $1.9 million at January 31, 2011.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $8.9 million at January 31, 2011.
     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.5 million at January 31, 2011)

through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2010 and January 31, 2011, the outstanding balance of the secured junior revolving note was $1.0 million.
     On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruna (“CZK”) mortgage for MVC Automotive, equivalent to approximately $2.0 million at January 31, 2011.
     On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energyas collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.
     On October 29, 2010, through MVC Partners, the Company committed to invest $20 million in a private equity fund (“PE Fund”), for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the “GP”). The PE Fund completed a first closing of approximately $80 million of capital commitments.
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
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (the “Credit Facility”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility now only consists of a $50.0 million term loan, which will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable. As of January 31, 2011, there was $50.0 million outstanding on the Credit Facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a 1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing the Credit Facility. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the Consolidated Balance Sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. The Credit Facility includes standard financial covenants including limitations on total assets to debt, debt to equity, interest coverage and eligible debt ratios.
     The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events
     As required by ASC 855, Subsequent Events, the Company evaluated subsequent events through the issuance date of the consolidated financial statements.
     On February 14, 2011, the Company invested $3.0 million into the Octagon High Income Fund LLC, which is a private fund managed by Octagon, a current portfolio company.
     On March 1, 2011, SP repaid its first lien and second lien loans in full including all accrued interest. The Company received a $500,000 termination fee associated with the repayment of the loans.
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
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, escrow receivables and exchange traded funds which represent approximately 93.34% of the Company’s total assets at January 31, 2011. As discussed in Note 6 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.
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
     We generally acquire our investments directly from the issuer in privately negotiated transactions. Most of the investments in our portfolio (other than cash or cash equivalents and certain other investments made pending investments in portfolio companies such as investments in exchange-traded funds) are typically subject to restrictions on resale or otherwise have no established trading market. We may exit our investments when the portfolio company has a liquidity event, such as a sale, recapitalization or initial public offering. The illiquidity of our investments may adversely affect our ability to dispose of equity and debt securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation could be significantly less than the current fair value of such investments.

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
     At January 31, 2011, approximately 93.34% of our total assets represented portfolio investments, escrow receivables and exchange traded funds recorded at fair value.
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

The Company’s short-term investments may cause the Company to recognize loss.
     Pending investment in portfolio companies pursuant to the Company’s principal investment strategy, the Company may invest in exchange-traded funds and private investment funds, among other investments. Investments in exchange-traded funds carry various risks, including the risk that market movements could cause the fund to lose money, the risk that a passive strategy does not allow a fund to take defensive positions in declining markets and the risk that the performance of the fund may diverge from the underlying index. Because private investment funds offer only periodic liquidity and are subject to redemption restrictions, there is no assurance that the Company may be able to redeem its investment at a time it requires liquidity to make a suitable portfolio company investment. Additionally, the private investment funds in which the Company may be invested may utilize speculative and leveraged trading strategies. These short-term investments (in exchange-traded and private investment funds) may lose value and may not achieve their investment goals or objectives. There is no assurance that the Company will be able to avoid losses on these investments. Any losses would cause the Company to have less cash to invest pursuant to its principal investment strategy and would adversely affect the value of the Company’s shares. Furthermore, the returns from these short-term investments may not be comparable to the returns the Company may have been able to achieve were the assets of the Company invested pursuant to the Company’s principal investment strategy.
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
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million revolving credit facility (the “Credit Facility”) with Guggenheim Corporate Funding, LLC (“Guggenheim”) as administrative agent to the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility now only consists of a $50.0 million term loan with an interest rate of LIBOR plus 450 basis points with a 1.25% LIBOR floor. The Credit Facility contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy. As of January 31, 2011, there was $50.0 million in term debt outstanding under the Credit Facility. The Credit Facility will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable.
     In addition, if we require working capital greater than that provided by the Credit Facility, we may be required to obtain other sources of financing, which may result in increased borrowing costs for the Company and/or additional covenant obligations.

Wars, terrorist attacks, and other acts of violence may affect any market for our common stock, impact the businesses in which we invest and harm our operations and our profitability.
     The continuing occupation of Iraq and other military presence in other countries, as well as the current unrest in the Middle East region, are likely to have a substantial impact on the U.S. and world economies and securities markets. The nature, scope and duration of the unrest, wars and occupation cannot be predicted with any certainty. Furthermore, terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. Such attacks and armed conflicts in the United States or elsewhere may impact the businesses in which we invest directly or indirectly, by undermining economic conditions in the United States. Losses resulting from terrorist events are generally uninsurable.
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
(b) There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 31, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     We are not subject to any pending legal proceeding, and no such proceedings are known to be contemplated.
Item 1A. Risk Factors
     A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We had no unregistered sales of equity securities for the quarter ended January 31, 2011. The following table represents our stock repurchase program for the quarter ended January 31, 2011.

				Approximate Dollar
			Total Number of	Value of Shares
		Average Price Paid	Shares Purchased as	that May Yet Be
		per Share including	Part of Publicly	Purchased Under the
Period	Total Number of Shares Purchased	commission	Announced Program	Program
Nov. 1, 2010 - Nov. 30, 2010	—	—	—	$1,000,872
Dec. 1, 2010 - Dec. 31, 2010	—	—	—	$1,000,872
Jan. 1, 2011 - Jan. 31, 2011	—	—	—	$1,000,872

Total	—	—	—	$1,000,872
     On April 23, 2010, the Company’s Board of Directors approved a share repurchase program authorizing up to $5.0 million in share repurchases. The share repurchase program has no time limit and does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. Under the share repurchase program, shares may be repurchased from time to time at prevailing market prices during the Company’s open trading periods. As of January 31, 2011, there have been 306,100 shares repurchased at an average price of $13.06, including commission, with a total cost of approximately $4.0 million. The Company’s net asset value per share was increased by approximately $0.06 as a result of the share repurchases.
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

Date: March 8, 2011	MVC Capital, Inc.
/s/ Michael Tokarz
Michael Tokarz
In the capacity of the officer who performs the functions of Principal Executive Officer.

Date: March 8, 2011	MVC Capital, Inc.
/s/ Peter Seidenberg
Peter Seidenberg
In the capacity of the officer who performs the functions of Principal Financial Officer.