Form 10-Q
period 2011-04-30
MVC CAPITAL, INC.
filed 2011-06-02
CIK 1099941

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 23,916,982 shares of the registrant’s common stock, $.01 par value, outstanding as of June 2, 2011.

MVC Capital, Inc.
(A Delaware Corporation)
Index

Part I. Consolidated Financial Information	Page

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets - April 30, 2011 and October 31, 2010	3
Consolidated Statements of Operations - For the Period November 1, 2010 to April 30, 2011 and - For the Period November 1, 2009 to April 30, 2010	4
Consolidated Statements of Operations - For the Period February 1, 2011 to April 30, 2011 and - For the Period February 1, 2010 to April 30, 2010	5
Consolidated Statements of Cash Flows - For the Period November 1, 2010 to April 30, 2011 and - For the Period November 1, 2009 to April 30, 2010	6
Consolidated Statements of Changes in Net Assets - For the Period November 1, 2010 to April 30, 2011 - For the Period November 1, 2009 to April 30, 2010 and - For the Year ended October 31, 2010	7
Consolidated Selected Per Share Data and Ratios - For the Period November 1, 2010 to April 30, 2011, - For the Period November 1, 2009 to April 30, 2010 and - For the Year ended October 31, 2010	8
Consolidated Schedule of Investments - April 30, 2011 - October 31, 2010	9
Notes to Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures about Market Risk	57

Item 4. Controls and Procedures	64

Part II. Other Information	65

SIGNATURE	67

Exhibits
EX-10.1
EX-31
EX-32

Part I. Consolidated Financial Information

Item 1.	Consolidated Financial Statements
CONSOLIDATED FINANCIAL STATEMENTS
MVC Capital, Inc.
Consolidated Balance Sheets

	April 30,	October 31,
	2011	2010
	(Unaudited)
ASSETS

Assets
Cash and cash equivalents	$57,466,337	$56,390,628
Restricted cash and cash equivalents	7,500,000	—
Investments at fair value
Non-control/Non-affiliated investments (cost $90,886,893 and $113,688,332)	39,798,602	56,704,561
Affiliate investments (cost $115,459,303 and $119,874,343)	159,946,948	167,106,213
Control investments (cost $141,169,042 and $142,019,459)	214,844,091	210,090,715

Total investments at fair value (cost $347,515,238 and $375,582,134)	414,589,641	433,901,489
Dividends, interest and fee receivables, net of reserves	6,315,392	6,374,314
Escrow receivables	1,107,369	2,063,420
Prepaid expenses	1,613,208	1,564,306
Prepaid taxes	67,100	78,463

Total assets	$488,659,047	$500,372,620

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Term loan	$50,000,000	$50,000,000
Provision for incentive compensation (Note 10)	20,918,373	21,990,314
Management fee payable	2,558,678	2,232,295
Other accrued expenses and liabilities	257,589	599,843
Professional fees payable	492,955	515,651
Consulting fees payable	93,581	38,054
Taxes payable	925	2,039

Total liabilities	74,322,101	75,378,196

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 23,916,982 and 23,990,987 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	429,461,516	429,461,516
Accumulated earnings	42,037,535	40,218,844
Dividends paid to stockholders	(74,431,792)	(68,682,836)
Accumulated net realized (loss) gain	(12,318,515)	2,197,091
Net unrealized appreciation	67,074,403	58,319,355
Treasury stock, at cost, 4,387,466 and 4,313,461 shares held, respectively	(37,769,245)	(36,802,590)

Total shareholders’ equity	414,336,946	424,994,424

Total liabilities and shareholders’ equity	$488,659,047	$500,372,620

Net asset value per share	$17.32	$17.71

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Six Month Period	For the Six Month Period
	November 1, 2010 to	November 1, 2009 to
	April 30, 2011	April 30, 2010
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$244,215	$—
Affiliate investments	295,211	2,112,760

Total dividend income	539,426	2,112,760

Interest income
Non-control/Non-affiliated investments	1,950,255	5,107,289
Affiliate investments	2,372,553	2,504,595
Control investments	1,240,647	1,730,582

Total interest income	5,563,455	9,342,466

Fee income
Non-control/Non-affiliated investments	1,562,647	176,203
Affiliate investments	577,925	916,469
Control investments	283,533	338,218

Total fee income	2,424,105	1,430,890

Other income	541,418	248,233

Total operating income	9,068,404	13,134,349

Operating Expenses:
Management fee	4,803,737	4,921,920
Interest and other borrowing costs	1,515,108	1,288,164
Other expenses	632,226	332,156
Legal fees	453,128	268,500
Audit fees	268,800	279,000
Consulting fees	250,501	194,200
Insurance	175,710	177,560
Directors fees	147,000	180,800
Administration	133,616	136,620
Printing and postage	54,280	87,396
Public relations fees	50,800	51,600
Incentive compensation (Note 10)	(1,071,941)	3,245,335

Total operating expenses	7,412,965	11,163,251

Less: Voluntary Expense Waiver by Adviser [1]	(75,000)	(50,000)
Less: Voluntary Management Fee Waiver by Adviser[2]	(100,635)	—

Total waivers	(175,635)	(50,000)

Net operating income before taxes	1,831,074	2,021,098

Tax Expenses:

Current tax expense	12,383	6,153

Total tax expense	12,383	6,153

Net operating income	1,818,691	2,014,945

Net Realized and Unrealized (Loss) Gain on Investments:

Net realized (loss) gain on investments
Non-control/Non-affiliated investments	(6,433,800)	(205,144)
Affiliate investments	(8,081,806)	13,941,230
Foreign currency	—	(389)

Total net realized (loss) gain on investments and foreign currency	(14,515,606)	13,735,697

Net change in unrealized appreciation on investments	8,755,048	356,587

Net realized and unrealized (loss) gain on investments and foreign currency	(5,760,558)	14,092,284

Net (decrease) increase in net assets resulting from operations	$(3,941,867)	$16,107,229

Net (decrease) increase in net assets per share resulting from operations	$(0.16)	$0.66

Dividends declared per share	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

[1]	Reflects the six month portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for fiscal 2011 that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement. Please see Note 9 “Management” for more information.

[2]	Reflects TTG Advisers’ voluntary agreement that any assets of the Company invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. Please see Note 9 “Management” for more information.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Quarter	For the Quarter
	February 1, 2011 to	February 1, 2010 to
	April 30, 2011	April 30, 2010
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$242,134	$—
Affiliate investments	85,512	79,000

Total dividend income	327,646	79,000

Interest income
Non-control/Non-affiliated investments	596,731	2,448,298
Affiliate investments	1,238,695	1,232,560
Control investments	564,415	838,675

Total interest income	2,399,841	4,519,533

Fee income
Non-control/Non-affiliated investments	1,194,721	43,148
Affiliate investments	300,553	459,625
Control investments	141,195	118,937

Total fee income	1,636,469	621,710

Other income	180,310	116,443

Total operating income	4,544,266	5,336,686

Operating Expenses:
Management fee	2,248,814	2,467,174
Interest, fees and other borrowing costs	745,575	647,282
Incentive compensation (Note 10)	531,480	2,225,143
Other expenses	249,718	198,067
Legal fees	208,500	138,000
Audit fees	129,000	139,500
Consulting fees	121,000	147,200
Insurance	87,855	87,720
Directors fees	75,000	89,700
Administration	65,349	67,490
Printing and postage	27,039	43,896
Public relations fees	25,500	25,800

Total operating expenses	4,514,830	6,276,972

Less: Voluntary Expense Waiver by Adviser [1]	(37,500)	(50,000)

Total waivers	(37,500)	(50,000)

Net operating income (loss) before taxes	66,936	(890,286)

Tax Expenses:
Current tax expense	2,198	1,472

Total tax expense	2,198	1,472

Net operating income (loss)	64,738	(891,758)

Net Realized and Unrealized Gain (Loss) on Investments and Foreign Currency:

Net realized gain (loss) on investments and foreign currency
Non-control/Non-affiliated investments	106,224	(205,078)
Affiliate investments	—	621,448
Foreign currency	—	(389)

Total net realized gain on investments and foreign currency	106,224	415,981
Net change in unrealized appreciation on investments	2,131,024	9,444,758

Net realized and unrealized gain on investments and foreign currency	2,237,248	9,860,739

Net increase in net assets resulting from operations	$2,301,986	$8,968,981

Net increase in net assets per share resulting from operations	$0.10	$0.37

Dividends declared per share	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

[1]	Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for fiscal 2011 that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement. Please see Note 9 “Management” for more information.

MVC Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Month Period	For the Six Month Period
	April 30, 2011	April 30, 2010
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(3,941,867)	$16,107,229
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Realized loss (gain)	14,515,606	(13,735,697)
Net change in unrealized appreciation	(8,755,048)	(356,587)
Amortization of discounts and fees	(7,696)	(7,695)
Increase in accrued payment-in-kind dividends and interest	(1,694,366)	(3,096,268)
Allocation of flow through income	(257,472)	(150,616)
Changes in assets and liabilities:
Dividends, interest and fees receivable	58,922	125,444
Escrows	956,051	(1,883,400)
Prepaid expenses	(48,902)	(8,083)
Prepaid taxes	11,363	4,243
Incentive compensation (Note 10)	(1,071,941)	3,245,335
Other liabilities	15,846	(289,350)
Purchases of equity investments	(26,296,492)	(6,231,700)
Purchases of debt instruments	(7,168,600)	(1,900,000)
Proceeds from equity investments	20,630,017	31,020,951
Proceeds from debt instruments	28,345,899	15,535,296

Net cash provided by operating activities	15,291,320	38,379,102

Cash flows from Financing Activities:
Repurchase of common stock	(966,655)	—
Distributions paid to shareholders	(5,748,956)	(5,831,300)
Net repayments under revolving credit facility	—	(12,300,000)

Net cash used in financing activities	(6,715,611)	(18,131,300)

Net change in cash and cash equivalents for the period	8,575,709	20,247,802

Cash and cash equivalents, beginning of period	56,390,628	1,007,873

Cash and cash equivalents, end of period	$64,966,337	$21,255,675

During the six months ended April 30, 2011 and 2010 MVC Capital, Inc. paid $1,437,495 and $704,259 in interest expense, respectively.
During the six months ended April 30, 2011 and 2010 MVC Capital, Inc. paid $1,755 and $0 in income taxes, respectively.
Non-cash activity:
During the six months ended April 30, 2011 and 2010, MVC Capital, Inc. recorded payment in kind dividend and interest of $1,694,366 and $3,096,268, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.
During the six months ended April 30, 2011 and 2010, MVC Capital, Inc. was allocated $541,418 and $248,233, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of these amounts, $283,946 and $97,617, respectively, was received in cash and the balance of $257,472 and $150,616, respectively, was undistributed and therefore increased the cost of the investment. The fair value of this investment was then increased by $257,472 and $150,616, respectively, by the Company’s Valuation Committee.
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
On April 29, 2011, assets from a division of Ohio Medical were distributed to Ohio Medical shareholders on a pro-rata basis. The Company received 281 shares of common stock in NPWT Corporation as part of this transaction.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Changes in Net Assets

	For the Six Month Period	For the Six Month Period
	November 1, 2010 to	November 1, 2009 to	For the Year Ended
	April 30, 2011	April 30, 2010	October 31, 2010
	(Unaudited)	(Unaudited)
Operations:
Net operating income	$1,818,691	$2,014,945	$5,633,849
Net realized (loss) gain on investments and foreign currencies	(14,515,606)	13,735,697	32,188,410
Net change in unrealized appreciation (depreciation) on investments	8,755,048	356,587	(21,689,497)

Net (decrease) increase in net assets from operations	(3,941,867)	16,107,229	16,132,762

Shareholder Distributions:
Distributions to shareholders	(5,748,956)	(5,831,300)	(11,594,909)

Net decrease in net assets from shareholder distributions	(5,748,956)	(5,831,300)	(11,594,909)

Capital Share Transactions:
Repurchase of Common Stock	(966,655)	—	(3,999,128)

Net decrease in net assets from capital share transactions	(966,655)	—	(3,999,128)

Total (decrease) increase in net assets	(10,657,478)	10,275,929	538,725

Net assets, beginning of period/year	424,994,424	424,455,699	424,455,699

Net assets, end of period/year	$414,336,946	$434,731,628	$424,994,424

Common shares outstanding, end of period/year	23,916,982	24,297,087	23,990,987

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Selected Per Share Data and Ratios

	For the Six Month Period		For the Six Month Period		For the
	November 1, 2010 to		November 1, 2009 to		Year Ended
	April 30, 2011		April 30, 2010		October 31, 2010
	(Unaudited)		(Unaudited)
Net asset value, beginning of period/year	$17.71		$17.47		$17.47

Gain (loss) from operations:
Net operating income	0.07		0.08		0.23
Net realized and unrealized (loss) gain on investments	(0.23)		0.58		0.43

Total (loss) gain from investment operations	(0.16)		0.66		0.66

Less distributions from:
Income	(0.07)		(0.08)		(0.23)
Return of capital	(0.17)		(0.16)		(0.25)

Total distributions	(0.24)		(0.24)		(0.48)

Capital share transactions
Anti-dilutive effect of share repurchase program	0.01		—		0.06

Total capital share transactions	0.01		—		0.06

Net asset value, end of period/year	$17.32		$17.89		$17.71

Market value, end of period/year	$13.83		$14.13		$13.35

Market discount	(20.15)%		(21.02)%		(24.62)%

Total Return — At NAV (a)	(0.86)%		3.79%		4.16%

Total Return — At Market (a)	5.34%		56.79%		50.86%

Ratios and Supplemental Data:

Net assets, end of period/year (in thousands)	$414,339		$434,733		$424,994

Ratios to average net assets:
Expenses excluding tax expense (benefit)	3.48%	(b)	5.23%	(b)	4.19%
Expenses including tax expense (benefit)	3.49%	(b)	5.23%	(b)	4.19%
Expenses excluding incentive compensation	4.00%	(b)	3.70%	(b)	3.61%
Expenses excluding incentive compensation, interest and other borrowing costs	3.27%	(b)	3.10%	(b)	2.95%

Net operating income before tax expense (benefit)	0.88%	(b)	0.95%	(b)	1.32%
Net operating income after tax expense (benefit)	0.87%	(b)	0.95%	(b)	1.32%
Net operating income before incentive compensation	0.36%	(b)	2.48%	(b)	1.90%
Net operating income before incentive compensation, interest and other borrowing costs	1.09%	(b)	3.08%	(b)	2.56%

Ratios to average net assets excluding waivers:
Expenses excluding tax expense (benefit)	3.56%	(b)	5.25%	(b)	4.22%
Expenses including tax expense (benefit)	3.57%	(b)	5.25%	(b)	4.22%
Expenses excluding incentive compensation	4.08%	(b)	3.72%	(b)	3.64%
Expenses excluding incentive compensation, interest and other borrowing costs	3.36%	(b)	3.12%	(b)	2.98%

Net operating income before tax expense (benefit)	0.80%	(b)	0.92%	(b)	1.29%
Net operating income after tax expense (benefit)	0.79%	(b)	0.92%	(b)	1.29%
Net operating income before incentive compensation	0.28%	(b)	2.45%	(b)	1.87%
Net operating income before incentive compensation, interest and other borrowing costs	1.00%	(b)	3.05%	(b)	2.53%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b)	Annualized.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
April 30, 2011 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments - 9.61% (a, c, f, g)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d, j)		$5,000,003	$—

BP Clothing, LLC	Apparel	Second Lien Loan 16.5000%, 07/18/2012 (b, h, i)	$19,952,972	19,549,381	—
		Term Loan A 8.0000%, 07/18/2011 (h, i)	1,987,500	1,985,783	280,000
		Term Loan B 11.0000%, 07/18/2011 (h, i)	2,000,000	1,998,401	—

				23,533,565	280,000

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d, j)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d, j)		15,000,000	10,790,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (b, h, i)	3,311,014	3,237,952	—
		Warrants (d)		—	—

				3,237,952	—

Integrated Packaging Corporation	Manufacturer of Packaging Material	Warrants (d)		—	—

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d, j)		3,750,000	—

NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,236,364	1,236,364

Octagon High Income Cayman Fund Ltd.	Investment Company	Series 1 participating non-voting shares (3014 shares) (e, k)		3,013,952	3,013,952

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

SGDA Sanierungsgesellschaft fur Deponien und
Altlasten GmbH	Soil Remediation	Term Loan 7.0000%, 08/31/2012 (e, h)	6,187,350	6,187,350	6,187,350

SHL Group Limited	Human Capital Management	Common Stock (145,674 shares) (d)		6,000,000	12,900,000

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d, j)		10,000,000	—

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	949,500	950,514	949,500

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 6.0000%, 12/08/2012 (h)	941,436	941,436	941,436
		Second Lien Seller Note 6.7114%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,441,436	4,441,436

Sub Total Non-control/Non-affiliated investments				90,886,893	39,798,602

Affiliate investments - 38.60% (a, c, f, g)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b, h)	14,054,675	13,938,353	14,054,675
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				23,938,353	24,054,675

Harmony Health & Beauty, Inc.	Healthcare - Retail	Common Stock (100,010 shares) (d)		6,400,000	700,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (120,000 shares) (d)		2,000,000	250,000

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 10/26/2017 (b, h)	12,014,191	11,964,637	12,014,191
		Convertible Preferred Stock (20,000 shares) (b)		2,907,412	2,907,412

				14,872,049	14,921,603

Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		1,844,708	4,799,613

Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		33,186,620	10,570,000
		Bridge Loan 3.0000%, 07/31/12 (e, h)	4,968,600	4,968,600	4,968,600

				38,155,220	15,538,600

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		17,388,551	8,200,000
		Senior Secured Loan 10.0000%, 6/23/2012 (e, h)	1,500,000	1,500,000	1,500,000

				18,888,551	9,700,000

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	8,914,850	8,860,422	8,914,850
		Convertible Series I Preferred Stock (32,200 shares) (d)		500,000	78,515,749
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	2,551,858

				9,360,422	89,982,457

Sub Total Affiliate investments				115,459,303	159,946,948

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
April 30, 2011 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments - 51.85% (a, c, f, g)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$44,000,000
		Bridge Loan 10.0000%, 12/31/2011 (e, h)	$3,643,557	3,643,557	3,643,557

				38,380,496	47,643,557

MVC Partners, LLC	Private Equity	Limited Liability Company Interest (d)		1,350,253	1,133,729

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (16,736 shares)(b, h)		30,000,000	39,100,000

				45,763,636	39,100,000

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	4,380,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/31/2013 (b, h)	10,669,750	10,598,387	10,669,750
		Common Stock (1,115 shares) (d)		16,000,000	69,500,000

				26,598,387	80,169,750

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 13.0000%, 01/31/2014 (b, h)	8,395,261	8,395,261	8,395,261
		Junior Revolving Note 6.0000%, 01/31/2014 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	2,721,794
		Warrants (d)		—	—

				12,930,955	12,117,055

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	27,500,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2013 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	2,200,000

				2,450,000	2,800,000

Sub Total Control Investments				141,169,042	214,844,091

TOTAL INVESTMENT ASSETS - 100.06% (f)				$347,515,238	$414,589,641

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Company negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., Octagon High Income Cayman Fund Ltd., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest and Velocitius B.V. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $414,336,946 as of April 30, 2011.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

(j)	Legacy Investments.

(k)	Octagon High Income Cayman Fund Ltd., which seeks to maximize current income consistent with the preservation of capital through the leveraged loan market, offers monthly lquidity after the initial six months of the investment with a 15 day notice period.

-	Denotes zero cost or fair value.
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

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
October 31, 2010

Company	Industry	Investment	Principal	Cost	Fair Value
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		$1,587,236	$4,542,141

PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	10,400,000

Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		29,885,900	5,300,000

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		17,388,551	12,100,000
		Senior Secured Loan 10.0000%, 6/23/2012 (e, h)	$1,500,000	1,500,000	1,500,000

				18,888,551	13,600,000

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	8,692,789	8,616,566	8,692,789
		Convertible Series I Preferred Stock (32,200 shares) (d)		500,000	76,127,069
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	2,476,902

				9,116,566	87,296,760

Sub Total Affiliate investments				119,874,343	167,106,213

Control Investments - 49.43% (a, c, f, g)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		34,736,939	44,100,000
		Bridge Loan 10.0000%, 12/31/2010 (e, h)	3,643,557	3,643,557	3,643,557

				38,380,496	47,743,557

MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		1,350,253	1,133,729

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	500,000
		Series A Convertible Preferred Stock (15,473 shares) (b,h)		30,000,000	46,806,540

				47,000,000	47,306,540

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	3,790,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/31/2013 (b, h)	10,299,834	10,213,333	10,299,834
		Common Stock (1,115 shares) (d)		16,000,000	60,000,000

				26,213,333	70,299,834

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	8,395,261	8,394,368	8,395,261
		Junior Revolving Note 6.0000%, 5/1/2011 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	2,721,794
		Warrants (d)		—	—

				12,930,062	12,117,055

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	24,900,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	2,200,000

				2,450,000	2,800,000

Sub Total Control Investments				142,019,459	210,090,715

TOTAL INVESTMENT ASSETS - 102.09% (f)				$375,582,134	$433,901,489

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Company negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except LHD Europe Holding Inc., Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, and Velocitius B.V. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $424,994,424 as of October 31, 2010.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

(j)	Legacy Investments.

—	Denotes zero cost or fair value.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Company”)
Notes to Consolidated Financial Statements
April 30, 2011
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
4. Cash and Cash Equivalents
     Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value.
  Restricted Cash and Cash Equivalents
     Cash and cash equivalent accounts that are not available to the Company for day to day use are classified as restricted cash. Restricted cash and cash equivalents are carried at cost which approximates fair value.
5. Investment Valuation Policy
     Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. At April 30, 2011, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.
     ASC 820 provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy which prioritizes information used to measure value. In determining fair value, the Valuation Committee primarily uses the level 3 inputs referenced in ASC 820.
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
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-12, Estimating the Fair Value of Investments in Investment Companies That Have Calculated Net Asset Value Per Share (“ASU 2009-12”). ASU 2009-12 amends FASB ASC Topic 820 to provide application guidance for estimating the fair value of investments in an entity that meets the definition of an investment company for which its partners’ capital or net asset value has been measured in accordance with, or in a manner consistent with the principles of FASB ASC Topic 946, “Financial Services — Investment Companies”. As a practical expedient, a reporting entity is permitted under ASU 2009-12 to estimate the fair value of an investment within the scope of this ASU using capital balance or net asset value without further adjustment as of the reporting entity’s measurement date. The amended guidance does not allow for use of the practical expedient for investments within the scope of ASU 2009-12 if, as of the measurement date, it is probable that the entity will sell the investment (or a portion of the investment) for an amount that differs from the reported value of its capital balance or net assets. The amended guidance also requires additional disclosures to better enable users of the financial statements to understand the nature and risks of the reporting entity’s alternative investments.
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
     At April 30, 2011, approximately 85.07% of our total assets represented portfolio investments and escrow receivables recorded at fair value.
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
     ASC 820 provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy which prioritizes information used to measure value. In determining fair value, the Valuation Committee primarily uses the level 3 inputs referenced in ASC 820.
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
     As permitted under GAAP, the Company’s interests in private investment funds (“Investment Vehicles”) are generally valued, as a practical expedient, utilizing the net asset valuations provided by the underlying Investment Vehicles, without adjustment, unless TTG Advisers is aware of information indicating that a value reported does not accurately reflect the value of the Investment Vehicle, including any information showing that the valuation has not been calculated in a manner consistent with GAAP. Net unrealized appreciation (depreciation) of such investments is recorded based on the Company’s proportionate share of the aggregate amount of appreciation (depreciation) recorded by each underlying Investment Vehicle. The Company’s proportionate share includes its share of interest and dividend income and expense, and realized and unrealized gains and losses on securities held by the underlying Investment Vehicles, net of operating expenses and fees. Realized gains and losses on withdrawals from Investment Vehicles are generally recognized on a first in, first out basis.
     The Company applies the practical expedient to interests in Investment Vehicles on an investment by investment basis, and consistently with respect to the Company’s entire interest in an investment. The Company may adjust the valuation obtained from an Investment Vehicle with a discount or reserve if it determines that the net asset value is not representative of the current market conditions.
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
6. Concentration of Market Risk
     Financial instruments that subject the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, escrow receivables, and other investments made pending investments in portfolio companies (other than cash equivalents). These investments collectively represented approximately 85.07% of the Company’s total assets at April 30, 2011. As discussed in Note 7, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. In addition, the Company may invest a significant portion of its assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate. The Company may make short-term investments in 90-day Treasury Bills, which are federally guaranteed securities, or other investments, including exchange-traded funds and money market accounts, pending investments in portfolio companies made pursuant to our principal strategy. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.
7. Portfolio Investments
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
     The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:
•	Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We did not value any of our investments using Level 1 inputs as of April 30, 2011.

•	Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asst value reported by such Investment Vehicle as of the measurement date, or within six months of the measurement date, are generally categorized as Level 2 investments. We valued one of our investments using Level 2 inputs as of April 30, 2011.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. Additionally, included in Level 3 are the Company’s interests in Investment Vehicles from which the Company cannot withdraw at the net asset value reported by such Investment Vehicles as of the measurement date, or within six months of the measurement date. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 5 for the investment valuation policies used to determine the fair value of these investments.
     As noted above, the interests in Investment Vehicles are included in Level 2 or 3 of the fair value hierarchy. In determining the appropriate level, the Company considers the length of time until the investment is redeemable, including notice and lock-up periods and any other restriction on the disposition of the investment. The Company also considers the nature of the portfolios of the underlying Investment Vehicles and such vehicles’ ability to liquidate their investment.
     The following fair value hierarchy table sets forth our investment portfolio by level as of April 30, 2011 and October 31, 2010 (in thousands):

	April 30, 2011
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$77,619	$77,619
Common Stock	—	—	91,167	91,167
Preferred Stock	—	—	143,865	143,865
Other Equity Investments	—	3,014	98,925	101,939
Escrow receivables	—	—	1,107	1,107

Total Investments, net	$—	$3,014	$412,683	$415,697

	October 31, 2010
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$111,244	$111,244
Common Stock	—	—	78,865	78,865
Preferred Stock	—	—	148,995	148,995
Other Equity Investments	—	—	94,798	94,798
Escrow receivables	—	—	2,063	2,063

Total Investments, net	$—	$—	$435,965	$435,965

     During the six month period ended April 30, 2011 and the year ended October 31, 2010, there were no transfers in and out of Level 1 or 2.
     The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the six month periods ended April 30, 2011 and April 30, 2010 (in thousands):

			Reversal of Prior
			Period
			(Appreciation)	Unrealized
	Balances,	Realized Gains	Depreciation on	Appreciation			Transfers In & Out	Balances, April 30,
	November 1, 2010	(Losses) (1)	Realization (2)	(Depreciation) (3)	Purchases (4)	Sales (5)	of Level 3	2011
Senior/Subordinated Loans and credit facilities	$111,244	$(14,189)	$14,215	$(7,569)	$6,984	$(33,066)	$—	$77,619
Common Stock	78,865	(433)	433	5,115	7,636	(450)	—	91,166
Preferred Stock	148,995	—	—	(4,008)	114	(1,236)	—	143,865
Warrants	—	—	—	—	—	—	—	—
Other Equity Investments	94,798	—	—	569	3,558	—	—	98,925
Escrow receivables	2,063	—	—	—	—	(956)	—	1,107

Total	$435,965	$(14,622)	$14,648	$(5,893)	$18,292	$(35,708)	$—	$412,682

			Reversal of Prior
			Period
			(Appreciation)	Unrealized
	Balances, November 1,	Realized Gains	Depreciation on	Appreciation			Transfers In & Out	Balances, April 30,
	2009	(Losses) (1)	Realization (2)	(Depreciation) (3)	Purchases (4)	Sales (5)	of Level 3	2010
Senior/Subordinated Loans and credit facilities	$153,468	$—	$—	$(4,523)	$4,739	$(15,847)	$—	$137,837
Common Stock	86,159	4,834	(4,525)	11,339	223	(10,398)	—	87,632
Preferred Stock	164,943	2,902	(2,902)	2,551	276	(18,245)	—	149,525
Warrants	3,835	3,800	(3,835)	—	—	(3,800)	—	0
Other Equity Investments	94,250	—	—	1,900	10,582	—	—	106,732
Escrow	—	2,405	—	—	—	(522)	—	1,883

Total	$502,655	$13,941	$(11,262)	$11,267	$15,820	$(48,812)	$—	$483,609

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.

(2)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities disposed of during the six months ended April 30, 2011 and April 30, 2010, respectively.

(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities held at April 30, 2011 and April 30, 2010, respectively.

(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities.

(5)	Includes decreases in the cost basis of investments resulting from principal repayments or sales.
     For the Six Month Ended April 30, 2011
     During the six month period ended April 30, 2011, the Company made one new investment, committing capital totaling $3.0 million. The investment was made in Octagon High Income Cayman Fund Ltd. (“Octagon Fund”) ($3.0 million).
     During the six month period ended April 30, 2011, the Company made two follow-on investments in an existing portfolio company totaling $8.3 million. On January 27, 2011, the Company invested $3.3 million in Security Holdings B.V. (“Security Holdings”) in the form of an additional equity interest. On January 28, 2011, the Company loaned an additional $5.0 million to Security Holdings in the form of a bridge loan with an annual interest rate of 3%. This bridge loan has allowed Security Holdings to secure project guarantees. In addition, during the six month period ended April 30, 2011, the Company invested approximately $10.0 million in the SPDR Barclays Capital High Yield Bond Fund and approximately $10.0 million in the iShares S&P U.S. Preferred Stock Index Fund. These investments were sold during the six month period ended April 30, 2011, resulting in a realized gain of approximately $106,000. The investments in these exchange traded funds were intended to provide the Company with higher yielding investments than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers had voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.
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
     On March 1, 2011, SP Industries, Inc. (“SP”) repaid its first lien and second lien loans in full including all accrued interest. The Company received a $500,000 termination fee associated with the repayment of the loans.
     On March 31, 2011, Marine Exhibition Corporation (“Marine”) made a principal payment of $150,000 on its senior subordinated loan. The balance of the loan as of April 30, 2011 was approximately $12.0 million.
     On April 29, 2011, assets from a division of Ohio Medical were distributed to Ohio Medical shareholders on a pro-rata basis. The Company received 281 shares of common stock in NPWT Corporation (“NPWT”) as part of this transaction.
     During the six month period ended April 30, 2011, Octagon Credit Investors, LLC (“Octagon”) borrowed and repaid $1.5 million on its revolving line of credit. There was a zero balance outstanding as of April 30, 2011.
     During the six month period ended April 30, 2011, Total Safety U.S., Inc. (“Total Safety”) made principal payments of approximately $5,000 on its first lien loan. The balance of the first lien loan as of April 30, 2011 was approximately $941,000.
     During the six month period ended April 30, 2011, the Company received approximately $53,000 in principal payments on the term loan provided to Storage Canada, LLC (“Storage Canada”). The balance of the term loan at April 30, 2011 was $950,000.
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

     During the quarter ended April 30, 2011, the Valuation Committee increased the fair value of the Company’s investments in Summit common stock by $2.0 million, MVC Automotive equity interest by $3.0 million, SHL Group Limited common stock by $2.5 million, Security Holdings equity interest by approximately $2.0 million, SIA Tekers (“Tekers”) common stock by approximately $600,000, Total Safety first lien loan by approximately $74,000 and Velocitius B.V. (“Velocitius”) equity interest by $2.6 million. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, SP, Marine, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $714,247. In addition, during the quarter ended April 30, 2011, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $28,000. The Valuation Committee also decreased the fair value of the Company’s investments in BP term loan A by approximately $1.2 million, Ohio Medical preferred stock by approximately $164,000, HuaMei common stock by approximately $1.0 million, SGDA Europe B.V. (“SGDA Europe”) equity interest by $3.9 million and HH&B by $3.8 million during the quarter ended April 30, 2011.
     During the six month period ended April 30, 2011, the Valuation Committee increased the fair value of the Company’s investments in Summit common stock by $9.5 million, SHL Group Limited common stock by $2.5 million, Security Holdings equity interest by approximately $2.0 million, Tekers common stock by approximately $600,000, Total Safety first lien loan by approximately $74,000, U.S. Gas preferred stock by $2.5 million and Velocitius equity interest by $2.6 million. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, SP, Marine, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,694,366. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions which were treated as a return of capital. Also, during the six month period ended April 30, 2011, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $257,000. The Valuation Committee also decreased the fair value of the Company’s investments in MVC Automotive equity interest by approximately $100,000, BP second lien loan by $3.9 million and term loan A and B by a combined $3.2 million, Ohio Medical common stock by $500,000 and preferred stock by approximately $8.4 million, HuaMei common stock by approximately $1.3 million, SGDA Europe equity interest by $3.9 million and HH&B by $5.7 million during the six month period ended April 30, 2011.
     At April 30, 2011, the fair value of all portfolio investments, exclusive of short-term investments, was $414.6 million with a cost basis of $347.5 million. At April 30, 2011, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $403.8 million and $305.2 million, respectively. At October 31, 2010, the fair value of all portfolio investments, exclusive of short-term securities, was $433.9 million, with a cost basis of $375.6 million. At October 31, 2010, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $423.1 million and $333.3 million, respectively.
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
     During the fiscal year ended October 31, 2010, the Valuation Committee increased the fair value of the Company’s investments in Dakota Growers common stock by approximately $3.4 million and preferred stock by approximately $3.6 million, Octagon equity interest by $1.5 million, Summit common stock by $22.0 million,

Velocitius equity interest by $1.7 million, PreVisor, Inc. common stock by $3.4 million, U.S. Gas preferred stock by $17.8 million, Vestal Manufacturing Enterprises, Inc. (“Vestal”) common stock by $600,000 and LHD Europe series A common stock by approximately $166,000 and series B common Stock by approximately $58,000. In addition, increases in the cost basis and fair value of the loans to GDC Acquisition, LLC (“GDC”), Custom Alloy, SP, Marine, Turf, BP, Summit, and U.S. Gas and the Marine and Vitality preferred stock were due to the capitalization of PIK interest/dividends totaling $5,561,308. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $6.8 million due to PIK distributions which were treated as a return of capital. Also, during the fiscal year ended October 31, 2010, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $298,000. The Valuation Committee also decreased the fair value of the Company’s investments in Amersham second lien notes by $2.4 million, BP second lien loan by $14.1 million, Ohio Medical common stock by $8.6 million, SGDA preferred equity interest by approximately $2.4 million, MVC Automotive equity interest by $2.4 million, Security Holdings equity interest by approximately $6.4 million, SGDA Europe equity interest by approximately $4.1 million, Harmony Pharmacy demand notes and revolving credit facility by a net amount of $6.4 million, Turf equity interest by $500,000, GDC senior subordinated loan by approximately $3.2 million and Vendio preferred stock by approximately $1.9 million and common stock by $5,500 during the fiscal year ended October 31, 2010. The net decrease in fair value of $6.4 million in Harmony Pharmacy was a result of the Valuation Committee determination to decrease the value of the unsecured demand notes by $7.5 million and to ascribe a fair value of $1.1 million to the capitalized PIK interest on the revolving credit facility which had no previous value. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Amersham loan, BP second lien loan and GDC senior subordinated loan for the accrued PIK interest totaling approximately $732,000.
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
8. Commitments and Contingencies
     Commitments to/for Portfolio Companies:
     At April 30, 2011, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.
Portfolio Company	Amount Committed	Amount Funded at April 30, 2011
Octagon	$7.0 million	—
Turf	$1.0 million	$1.0 million
MVC Partners/MVCFS	$20.1 million	—
Total	$28.1 million	$1.0 million
          Off-Balance Sheet Arrangements:
     As of April 30, 2011, the Company had the following commitments to guarantee various loans and mortgages:

Off-Balance Sheet Arrangements
Guarantee	Amount Committed	Amount Funded at April 30, 2011
MVC Automotive	$9.6 million	—
MVC Automotive	$5.9 million	—
Tekers	$2.1 million	—
MVC Automotive	$2.1 million	—
Total	$19.7 million	—
     These guarantees are further described below, together with the Company’s other commitments.
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2010 and April 30, 2011, there was no balance outstanding on the revolving credit facility.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.1 million at April 30, 2011.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $9.6 million at April 30, 2011.
     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.9 million at April 30, 2011) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2010 and April 30, 2011, the outstanding balance of the secured junior revolving note was $1.0 million.
     On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruna (“CZK”) mortgage for MVC Automotive, equivalent to approximately $2.1 million at April 30, 2011.
     On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.
     On October 29, 2010, through MVC Partners, the Company committed to invest approximately $20.1 million in a private equity fund (“PE Fund”), for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the “GP”). The PE Fund completed a first closing of approximately $80 million of capital commitments.
     On April 26, 2011, the Company agreed to support a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., equivalent to approximately $7.5 million at April 30, 2011. This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.
          Commitments of the Company

     Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers, which has since been amended and restated (the “Advisory Agreement”) and described in Note 9 of the consolidated financial statements, “Management”, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue, Purchase, New York 10577.
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (the “Credit Facility”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility now only consists of a $50.0 million term loan, which will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable. As of April 30, 2011, there was $50.0 million outstanding on the Credit Facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a 1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing the Credit Facility. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the consolidated balance sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. The Credit Facility includes standard financial covenants including limitations on total assets to debt, debt to equity, interest coverage and eligible debt ratios.
     The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.
9. Management
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
     Under the terms of the Advisory Agreement, TTG Advisers determines, consistent with the Company’s investment strategy, the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes. TTG Advisers also identifies and negotiates the structure of the Company’s investments (including performing due diligence on prospective portfolio companies), closes and monitors the Company’s investments, determines the securities and other assets purchased, retains or sells and oversees the administration, recordkeeping and compliance functions of the Company and/or third parties performing such functions for the Company. TTG Advisers’ services under the Advisory Agreement are not exclusive, and it may furnish similar services to other entities. Pursuant to the Advisory Agreement, the Company is required to pay TTG Advisers a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at 2.0% per annum of the Company’s total assets excluding cash, the value of any investment in a Third-Party Vehicle covered by a Separate Agreement (as defined in the Advisory Agreement) and the value of any investment by the Company not made in portfolio companies (“Non-Eligible Assets”) but including assets purchased with borrowed funds that are not Non-Eligible Assets. The incentive fee consists of two parts: (i) one part is based on our pre-incentive fee net operating income; and (ii) the other part is based on the capital gains realized on our portfolio of securities acquired after November 1, 2003. The Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company, to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.5% in each of the 2009 and 2010 fiscal years. For more information, please see Note 10 of our consolidated financial statements, “Incentive Compensation.”
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
10. Incentive Compensation
     At October 31, 2010, the provision for estimated incentive compensation was approximately $22.0 million. During the six month period ended April 30, 2011, this provision for incentive compensation was decreased by a net amount of approximately $1.1 million to approximately $20.9 million. The decrease in the provision for incentive compensation during the six month period ended April 30, 2011 reflects both increases and decreases by the Valuation Committee in the fair values of certain portfolio companies and the sale of the SPDR Barclays Capital High Yield Bond Fund and the iShares S&P U.S. Preferred Stock Index Fund for a realized gain of approximately $106,000. Specifically, it reflects the Valuation Committee’s determination to increase the fair values of seven of the Company’s portfolio investments (Summit, SHL Group Limited, Security Holdings, Tekers, Total Safety, U.S. Gas and Velocitius) by a total of approximately $19.8 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions, which were treated as a return of capital. The net decrease in the provision also reflects the Valuation Committee’s determination to decrease the fair values of six of the Company’s portfolio investments (BP, Ohio Medical, MVC Automotive, HuaMei, SGDA Europe and HH&B) by a total of $27.0 million. During the six month period ended April 30, 2011, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.
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
11. Tax Matters
     During fiscal year ended October 31, 2010, the Company utilized all of the prior year’s capital loss carryforwards in the amount of $29,988,349. As of October 31, 2010, the Company had net unrealized capital gains of $53,203,804. The Company has approximately $31.5 million in unrealized losses associated with Legacy Investments.
     ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the six month period ended April 30, 2011, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS. The 2007, 2008, 2009 and 2010 federal tax years for the Company and for MVCFS remain subject to examination by the IRS.
12. Dividends and Distributions to Shareholders and Share Repurchase Program
     As a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), the Company is required to distribute to its shareholders, in a timely manner, at least 90% of its investment company taxable and tax-exempt income each year. If the Company distributes, in a calendar year, at least 98% of its ordinary income for such calendar year and its capital gain net income for the 12-month period ending on October 31 of such calendar year (as well as any portion of the respective 2% balances not distributed in the previous year), it will not be subject to the 4% non-deductible federal excise tax on certain undistributed income of RICs.
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
     For the Quarter Ended April 30, 2011
     On April 15, 2011, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on April 29, 2011 to shareholders of record on April 25, 2011. The total distribution amounted to $2,870,038.
     During the quarter ended April 30, 2011, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,252 shares of our common stock at an average price of $13.70, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.
     Share Repurchase Program
     On April 23, 2010, the Company’s Board of Directors approved a share repurchase program authorizing up to $5.0 million in share repurchases. As of April 30, 2011, there have been 380,105 shares repurchased at an average price of $13.06, including commission, with a total cost of approximately $5.0 million, thereby substantially completing the share repurchase program authorized by the Board of Directors. The Company’s net asset value per share was increased by approximately $0.07 as a result of the share repurchases.
     The following table represents our stock repurchase program for the quarter ended April 30, 2011.

				Approximate Dollar
			Total Number of	Value of Shares
		Average Price Paid	Shares Purchased as	that May Yet Be
	Total Number of	per Share including	Part of Publicly	Purchased Under the
Period	Shares Purchased	commission	Announced Program	Program
Feb. 1, 2011 - Feb. 28, 2011	—	—	306,100	$1,000,872
Mar. 1, 2011 - Mar. 31, 2011	74,005	$13.06	380,105	$34,367
Apr. 1, 2011 - Apr. 30, 2011	—	—	380,105	$34,367
Total	74,005	$13.06	380,105	$34,367

13. Segment Data
     The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc., and the financial advisory operations of its wholly-owned subsidiary, MVC Financial Services, Inc.
     The following table presents book basis segment data for the six month period ended April 30, 2011:

	MVC	MVCFS	Consolidated
Interest and dividend income	$6,102,767	$114	$6,102,881
Fee income	17,694	2,406,411	2,424,105
Other income	541,418	—	541,418
Total operating income	6,661,879	2,406,525	9,068,404

Total operating expenses	3,513,932	3,899,033	7,412,965
Less: Waivers by Adviser	(175,635)	—	(175,635)
Total net operating expenses	3,338,297	3,899,033	7,237,330

Net operating income (loss) before taxes	3,323,582	(1,492,508)	1,831,074

Tax expense	—	12,383	12,383
Net operating income (loss)	3,323,582	(1,504,891)	1,818,691
Net realized loss on investments and foreign currency	(14,515,606)	—	(14,515,606)
Net change in unrealized appreciation on investments	8,755,048	—	8,755,048
Net decrease in net assets resulting from operations	(2,436,976)	(1,504,891)	(3,941,867)
14. Subsequent Events
     As required by ASC 855, Subsequent Events, the Company evaluated subsequent events through the issuance date of the consolidated financial statements.
     On May 4, 2011, the Company made an additional $500,000 investment in NWPT for 5,000 shares of Series A Convertible Preferred Stock.
     On May 4, 2011 and May 6, 2011, the Company invested $4,500 and $4.0 million, respectively, in JSC Tekers Holdings for 2,250 shares of common stock and a secured loan with an interest rate of 8% and maturity date of June 30, 2014.
     On May 26, 2011, the Company invested an additional $150,000 in Harmony for 23,806 shares of common stock.
     On May 26, 2011, Security Holdings repaid its loan in full, including all accrued interest.
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

Selected Consolidated Financial Data

	Six Month	Six Month
	Period Ended	Period Ended	Year Ended
	April 30,	April 30,	October 31,
	2011	2010	2010
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$6,103	$11,455	$19,315
Fee income	2,424	1,431	3,696
Other income	541	248	510

Total operating income	9,068	13,134	23,521

Expenses:
Management fee	4,804	4,922	9,330
Administrative	2,166	1,708	3,395
Interest and other borrowing costs	1,515	1,288	2,825
Incentive compensation (Note 10)	(1,072)	3,245	2,479

Total operating expenses	7,413	11,163	18,029

Total waiver by adviser	(176)	(50)	(150)

Total net operating expenses	7,237	11,113	17,879

Net operating income before taxes	1,831	2,021	5,642

Tax expense, net	12	6	8

Net operating income	1,819	2,015	5,634

Net realized and unrealized (loss) gain:
Net realized (loss) gain on investments and foreign currency	(14,516)	13,736	32,188
Net change in unrealized appreciation (depreciation) on investments	8,755	356	(21,689)

Net realized and unrealized (loss) gain on investments and foreign currency	(5,761)	14,092	10,499

Net (decrease) increase in net assets resulting from operations	$(3,942)	$16,107	$16,133

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$(0.16)	$0.66	$0.66
Dividends per share	$0.24	$0.24	$0.48
Balance Sheet Data:
Portfolio at value	$414,590	$481,726	$433,901
Portfolio at cost	347,515	401,360	375,582
Total assets	488,659	511,778	500,373
Shareholders’ equity	414,337	434,732	424,994
Shareholders’ equity per share (net asset value)	$17.32	$17.89	$17.71
Common shares outstanding at period end	23,917	24,297	23,991
Other Data:
Number of Investments funded in period	5	4	5
Investments funded ($) in period	$31,251	$7,032	$8,332

	2011		2010				2009
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
				(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	4,544	4,524	5,130	5,257	5,336	7,798	6,354	7,410	5,757	6,588

Management fee	2,249	2,555	2,232	2,176	2,467	2,455	2,560	2,379	2,421	2,483
Administrative	990	1,176	777	910	938	770	879	894	865	881
Interest and other borrowing costs	745	770	770	767	647	641	642	660	736	1,090
Incentive compensation	531	(1,603)	2,504	(3,270)	2,225	1,020	6,756	(2,550)	(335)	(154)
Total waiver by adviser	(38)	(138)	(50)	(50)	(50)	—	—	—	—	—
Tax expense (benefit)	2	10	2	—	1	5	1,377	—	359	(359)
Net operating income (loss) before net realized and unrealized gains	65	1,754	(1,105)	4,724	(892)	2,907	(5,860)	6,027	1,711	2,647
Net (decrease) increase in net assets resulting from operations	2,302	(6,244)	11,307	(11,281)	8,969	7,138	27,499	(6,297)	(7,809)	854
Net (decrease) increase in net assets resulting from operations per share	0.10	(0.26)	0.47	(0.47)	0.37	0.29	1.13	(0.26)	(0.32)	0.04
Net asset value per share	17.32	17.33	17.71	17.35	17.89	17.64	17.47	16.46	16.84	17.28
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
     The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2010, the Company obtained one new investment and made four follow-on investments in existing portfolio companies committing a total of $8.3 million of capital to these investments. During the six month period ended April 30, 2011, the Company made one new investment and two follow-on investments in an existing portfolio company, committing capital totaling $11.3 million.
     Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of April 30, 2011, 2.21% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.
     Our new portfolio investments are made pursuant to our current objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income. Under our investment approach, we are permitted to invest, without limit, in any one portfolio company, subject to any diversification limits required in order for us to continue to qualify as a RIC under Subchapter M of the Code. Due to the asset growth and composition of the portfolio, compliance with the RIC requirements currently restricts our ability to make additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of the issuer (“Non-Diversified Investments”).
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
     Furthermore, pending investments in portfolio companies pursuant to the Company’s principal investment strategy, the Company may invest in certain securities on a short-term or temporary basis. In addition to cash-equivalents and other money market-type investments, such short-term investments may include exchange-traded funds and private investment funds offering periodic liquidity.
OPERATING INCOME
     For the Six Month Periods Ended April 30, 2011 and 2010. Total operating income was $9.1 million for the six month period ended April 30, 2011 and $13.1 million for the six month period ended April 30, 2010, a decrease of $4.0 million.
For the Six Month Period Ended April 30, 2011
     Total operating income was $9.1 million for the six month period ended April 30, 2011. The decrease in operating income over the same period last year was primarily due to the repayment of investments that provide the Company with current income, reserves against non-performing loans and a decrease in dividend income from the sale of portfolio companies. The main components of operating income were the interest earned on loans and the receipt of closing, monitoring and termination fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $6.1 million in interest and dividend income from investments in portfolio companies. Of the $6.1 million recorded in interest/dividend income, approximately $1.7 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 3% to 15% excluding those investments which interest is being reserved against. The Company received fee income and other income from portfolio companies and other entities totaling approximately $3.0 million.
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
OPERATING EXPENSES
     For the Six Month Periods Ended April 30, 2011 and 2010. Operating expenses were $7.2 million for the six month period ended April 30, 2011 and $11.1 million for the six month period ended April 30, 2010, a decrease of approximately $3.9 million.
For the Six Month Period Ended April 30, 2011
     Operating expenses, net of the Voluntary Waivers, were approximately $7.2 million or 3.48% of the Company’s average net assets, when annualized, for the six month period ended April 30, 2011. Significant components of operating expenses for the six month period ended April 30, 2011 were management fee expense of $4.8 million and interest and other borrowing costs of approximately $1.5 million.
     The $3.9 million decrease in the Company’s operating expenses for the six month period ended April 30, 2011 compared to the six month period ended April 30, 2010, was primarily due to the $4.3 million decrease in the estimated provision for incentive compensation expense offset by minimal increases in interest and other borrowings costs, legal and other expenses totaling approximately $700,000. The Advisory Agreement extended the expense cap applicable to the Company for an additional two fiscal years (fiscal years 2009 and 2010) and increased the expense cap from 3.25% to 3.5%. For the 2010 fiscal year, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). On October 26, 2010, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% and the Voluntary Waiver to the 2011 fiscal year. TTG Advisers has also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. For fiscal year 2010 and for the six month period ended April 30, 2011 annualized, the Company’s expense ratio was 2.95% and 3.27%, respectively, (taking into account the same carve outs as those applicable to the expense cap).
     Pursuant to the terms of the Advisory Agreement, during the six month period ended April 30, 2011, the provision for incentive compensation was decreased by a net amount of approximately $1.1 million to $20.9 million. The decrease in the provision for incentive compensation reflects the Valuation Committee’s determination to increase the fair values of seven of the Company’s portfolio investments (Summit, SHL Group Limited, Security Holdings, Tekers, Total Safety, U.S. Gas and Velocitius) by a total of approximately $19.8 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions, which were treated as a return of capital. The net decrease in the provision also reflects the Valuation Committee’s determination to decrease the fair values of six of the Company’s portfolio investments (BP, Ohio Medical, MVC Automotive, HuaMei, SGDA Europe and HH&B) by a total of $27.0 million. During the six month period ended April 30, 2011, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 10 of our consolidated financial statements “Incentive Compensation” for more information.
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
     Pursuant to the terms of the Advisory Agreement, during the six month period ended April 30, 2010, the provision for incentive compensation was increased by a net amount of $3,245,335 to $22,756,482. The increase in the provision for incentive compensation reflects the sale of Vitality for a realized gain of $13.9 million. The difference between the amount received from the sale and Vitality’s carrying value at October 31, 2009 was an increase of $3.0 million. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Octagon, Summit, Velocitius, LHD Europe and Dakota Growers) by a total of $18.1 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $3.3 million due to PIK distributions, which were treated as a return of capital. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of four of the Company’s portfolio investments (Amersham, BP, Ohio Medical, and SGDA) by a total of $7.7 million and the Valuation Committee determination not to increase the fair values of the Harmony Pharmacy revolving credit facility and the Amersham loan for the accrued PIK interest totaling $374,000. As of April 30, 2010, the Company does not anticipate an incentive compensation payment being made to TTG Advisers during fiscal year 2010 based on the terms of the Advisory Agreement. During the six month period ended April 30, 2010, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 10 “Incentive Compensation” for more information.
REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES
     For the Six Month Periods Ended April 30, 2011 and 2010. Net realized losses for the six month period ended April 30, 2011 were $14.5 million and net realized gains for the six month period ended April 30, 2010 were $13.7 million, a decrease of approximately $28.2 million.
For the Six Month Period Ended April 30, 2011
     Net realized losses for the six month period ended April 30, 2011 were $14.5 million. The significant components of the Company’s net realized losses for the six month period ended April 30, 2011 was primarily due to the loss on the sale of Harmony Pharmacy common stock, demand notes and revolving credit facility and the dissolution of the Amersham loans. A portion of these losses were offset by the gain on the sale of LHD Europe common stock and the gains on the sale of the SPDR Barclays Capital High Yield Bond Fund and the iShares S&P U.S. Preferred Stock Index Fund.
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
     During the six month period ended April 30, 2011, the Company sold its shares in the SPDR Barclays Capital High Yield Bond Fund and the iShares S&P U.S. Preferred Stock Index Fund, which resulted in a realized gain of approximately $106,000.
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
UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES
     For the Six Month Periods Ended April 30, 2011 and 2010. The Company had a net change in unrealized appreciation on portfolio investments of approximately $8.8 million for the six month period ended April 30, 2011 and approximately $357,000 for the six month period ended April 30, 2010, an increase of approximately $8.4 million.
For the Six Month Period Ended April 30, 2011
     The Company had a net change in unrealized appreciation on portfolio investments of approximately $8.8 million for the six month period ended April 30, 2011. The change in unrealized appreciation on investment transactions for the six month period ended April 30, 2011 primarily resulted from the increase in unrealized appreciation reclassification from unrealized to realized, caused by the sale of Harmony Pharmacy and the dissolution of Amersham of approximately $14.9 million. The other components in the change in unrealized appreciation are the Valuation Committee’s decision to increase the fair value of the Company’s investments in Summit common stock by $9.5 million, SHL Group Limited common stock by $2.5 million, Security Holdings equity interest by approximately $2.0 million, Tekers common stock by approximately $600,000, Total Safety first lien loan by approximately $74,000, U.S. Gas preferred stock by $2.5 million and Velocitius equity interest by $2.6 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions which were treated as a return of capital. The Valuation Committee also decreased the fair value of the Company’s investments in MVC Automotive equity interest by approximately $100,000, BP second lien loan by $3.9 million and term loan A and B by a combined $3.2 million, Ohio Medical common stock by $500,000 and preferred stock by approximately $8.4 million, HuaMei common stock by approximately $1.3 million, SGDA Europe equity interest by $3.9 million and HH&B by $5.7 million during the six month period ended April 30, 2011.
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
PORTFOLIO INVESTMENTS
     For the Six Month Period Ended April 30, 2011 and the Year Ended October 31, 2010. The cost of the portfolio investments held by the Company at April 30, 2011 and at October 31, 2010 was $347.5 million and $375.6 million, respectively, a decrease of $28.1 million. The aggregate fair value of portfolio investments at April 30, 2011 and at October 31, 2010 was $414.6 million and $433.9 million, respectively, a decrease of $19.3 million. The Company held cash and cash equivalents at April 30, 2011 and at October 31, 2010 of $65.0 million and $56.4 million, respectively, an increase of approximately $8.6 million.
For the Six Month Period Ended April 30, 2011
     During the six month period ended April 30, 2010, the Company made one new investment, committing capital totaling $3.0 million. The investment was made in Octagon Fund ($3.0 million).
     During the six month period ended April 30, 2011, the Company made two follow-on investments in an existing portfolio company totaling $8.3 million. On January 27, 2011, the Company invested $3.3 million in Security Holdings in the form of an additional equity interest. On January 28, 2011, the Company loaned an additional $5.0 million to Security Holdings in the form of a bridge loan with an annual interest rate of 3%. This bridge loan has allowed Security Holdings to secure project guarantees. In addition, during the six month period ended April 30, 2011, the Company invested approximately $10.0 million in the SPDR Barclays Capital

High Yield Bond Fund and approximately $10.0 million in the iShares S&P U.S. Preferred Stock Index Fund. These investments were sold during the six month period ended April 30, 2011, resulting in a realized gain of approximately $106,000. The investments in these exchange traded funds were intended to provide the Company with higher yielding investments than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers had voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.
     Effective November 4, 2010, the interest rate on the Turf senior subordinated loan was reduced from 15% to 13% and the maturity date was extended to January 31, 2014.
     On November 30, 2010, the Company loaned an additional $700,000 to Harmony Pharmacy, which was the remaining portion of the $1.3 million demand note committed on September 23, 2010.
     On November 30, 2010, a public Uniform Commercial Code (“UCC”) sale of Harmony Pharmacy’s assets took place. Prior to this sale, the Company formed a new entity, HH&B. The Company assigned its secured debt interest in Harmony Pharmacy of approximately $6.4 million to HH&B in exchange for a majority of the economic ownership. At the UCC sale, HH&B submitted a successful credit bid of approximately $5.9 million for all of the assets of Harmony Pharmacy. On December 21, 2010, Harmony Pharmacy filed for dissolution in the states of California, New Jersey and New York. As a result, the Company realized an $8.4 million loss on its investment in Harmony Pharmacy.
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
     On March 31, 2011, Marine made a principal payment of $150,000 on its senior subordinated loan. The balance of the loan as of April 30, 2011 was approximately $12.0 million.
     During the six month period ended April 30, 2011, Octagon borrowed and repaid $1.5 million on its revolving line of credit. There was a zero balance outstanding as of April 30, 2011.
     On April 29, 2011, assets from a division of Ohio Medical were distributed to Ohio Medical shareholders on a pro-rata basis. The Company received 281 shares of common stock in NPWT as part of this transaction.
     During the six month period ended April 30, 2011, Total Safety made principal payments of approximately $5,000 on its first lien loan. The balance of the first lien loan as of April 30, 2011 was approximately $941,000.

     During the six month period ended April 30, 2011, the Company received approximately $53,000 in principal payments on the term loan provided to Storage Canada. The balance of the term loan at April 30, 2011 was $950,000.
     During the quarter ended January 31, 2011, the Valuation Committee increased the fair value of the Company’s investments in Summit common stock by $7.5 million and U.S. Gas preferred stock by $2.5 million. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, SP, Marine, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $980,119. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions which were treated as a return of capital. Also, during the quarter ended January 31, 2011, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $229,000. The Valuation Committee also decreased the fair value of the Company’s investments in BP second lien loan by $3.9 million and term loan A and B by a combined $2.0 million, Ohio Medical common stock by $500,000 and preferred stock by $8.2 million, MVC Automotive equity interest by $3.1 million, HuaMei common stock by $325,000 and HH&B by $1.9 million during the quarter ended January 31, 2011.
     During the quarter ended April 30, 2011, the Valuation Committee increased the fair value of the Company’s investments in Summit common stock by $2.0 million, MVC Automotive equity interest by $3.0 million, SHL Group Limited common stock by $2.5 million, Security Holdings equity interest by approximately $2.0 million, Tekers common stock by approximately $600,000, Total Safety first lien loan by approximately $74,000 and Velocitius equity interest by $2.6 million. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, SP, Marine, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $714,247. In addition, during the quarter ended April 30, 2011, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $28,000. The Valuation Committee also decreased the fair value of the Company’s investments in BP term loan A by approximately $1.2 million, Ohio Medical preferred stock by approximately $164,000, HuaMei common stock by approximately $1.0 million, SGDA Europe equity interest by $3.9 million and HH&B by $3.8 million during the quarter ended April 30, 2011.
     During the six month period ended April 30, 2011, the Valuation Committee increased the fair value of the Company’s investments in Summit common stock by $9.5 million, SHL Group Limited common stock by $2.5 million, Security Holdings equity interest by approximately $2.0 million, Tekers common stock by approximately $600,000, Total Safety first lien loan by approximately $74,000, U.S. Gas preferred stock by $2.5 million and Velocitius equity interest by $2.6 million. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, SP, Marine, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,694,366. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions which were treated as a return of capital. Also, during the six month period ended April 30, 2011, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $257,000. The Valuation Committee also decreased the fair value of the Company’s investments in MVC Automotive equity interest by approximately $100,000, BP second lien loan by $3.9 million and term loan A and B by a combined $3.2 million, Ohio Medical common stock by $500,000 and preferred stock by approximately $8.4 million, HuaMei common stock by approximately $1.3 million, SGDA Europe equity interest by $3.9 million and HH&B by $5.7 million during the six month period ended April 30, 2011.
     At April 30, 2011, the fair value of all portfolio investments, exclusive of short-term investments, was $414.6 million with a cost basis of $347.5 million. At April 30, 2011, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $403.8 million and $305.2 million, respectively. At October 31, 2010, the fair value of all portfolio investments, exclusive of short-

term securities, was $433.9 million, with a cost basis of $375.6 million. At October 31, 2010, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $423.1 million and $333.3 million, respectively.
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
Investments
     During the six month period ended April 30, 2011, the Company had investments in:
     Actelis Networks, Inc.
     Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

     At October 31, 2010 and April 30, 2011, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been fair valued at $0.
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
     At April 30, 2011, the Company no longer held an investment in Amersham.
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
     During the six month period ended April 30, 2011, the Valuation Committee decreased the fair value of the second lien loan by approximately $3.9 million, the fair value of term loan A by approximately $1.4 million, and the fair value of term loan B by approximately $1.8 million.
     At April 30, 2011, the loans had a combined outstanding balance of $23.9 million, a cost basis of $23.5 million and a fair value of $280,000. The increase in the outstanding balance and cost of the term loans are due to the amortization of loan origination fees and the increase in the outstanding balance of the second lien loan is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest for the six month period ended April 30, 2011. The Company has also reserved in full against all accrued interest starting on July 1, 2010.
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
     At April 30, 2011, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost and fair value of $44,000 and the 1,991 shares of convertible series B preferred stock had a cost and fair value of approximately $10.0 million. The unsecured subordinated loan had an outstanding balance of $14.1 million, a cost of $13.9 million and a fair value of $14.1 million. The increase in the cost basis and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
     Michael Tokarz, Chairman of the Company, and Shivani Khurana, representative of the Company, serve as directors of Custom Alloy.
     DPHI, Inc. (formerly DataPlay, Inc.)
     DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.
     At October 31, 2010 and April 30, 2011, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.
     Foliofn, Inc.
     Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.
     At October 31, 2010 and April 30, 2011, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $10.8 million.
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
     At April 30, 2011, the loan had an outstanding balance of $3.3 million and a cost of $3.2 million. The loan and warrants were fair valued at $0. The increase in the increase in the outstanding balance of the loan is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest for the six month period ended April 30, 2011. The Company reserved in full against the interest accrued on the senior subordinated note since July 1, 2010.
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
     During the six month period ended April 30, 2011, the Valuation Committee decreased the fair value of the common stock by $5.7 million.
     At April 30, 2011, the Company’s investment in Harmony Health & Beauty consisted of 100,010 shares of common stock with a cost of $6.4 million and fair value of $700,000.

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
     At April 30, 2011, the Company no longer held an investment in Harmony Pharmacy.
     HuaMei Capital Company, Inc.
     HuaMei, San Francisco, California, is a Chinese-American, cross border investment bank and advisory company.
     At October 31, 2010, the Company’s investment in HuaMei consisted of 120,000 shares of common stock with a cost of $2.0 million and fair value of $1.5 million.
     During the six month period ended April 30, 2011, the Valuation Committee decreased the fair value of the common stock by approximately $1.3 million.
     At April 30, 2011, the Company’s investment in HuaMei consisted of 120,000 shares of common stock with a cost of $2.0 million and fair value of $250,000.
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
     At October 31, 2010 and April 30, 2011, the Company’s investment in IPC has zero cost basis and has been fair valued at $0.
     iShares S&P U.S. Preferred Stock Index Fund
     iShares S&P U.S. Preferred Stock Index Fund is an exchange traded fund, which seeks results that correspond generally to the price and yield of the S&P U.S. Preferred Stock Index.
     During the six month period ended April 30, 2011, the Company invested approximately $10.0 million in the iShares S&P U.S. Preferred Stock Index Fund. The Company sold the investment during the six month period ended April 30, 2011, which resulted in a realized capital gain of approximately $68,000. Investments in exchange traded funds were intended to provide the Company with a higher yielding investment than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers had voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.
     At April 30, 2011, the Company no longer held an investment in the iShares S&P U.S. Preferred Stock Index Fund.
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
     At April 30, 2011, the Company no longer held an investment in LHD Europe.
     Lockorder Limited (formerly Safestone Technologies PLC)
     Lockorder, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.
     At October 31, 2010 and April 30, 2011, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.
     Mainstream Data, Inc.
     Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.
     At October 31, 2010 and April 30, 2011, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.
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
     During the six month period ended April 30, 2011, Marine made a principal payment of $150,000 on its senior secured loan.
     At April 30, 2011, the Company’s senior secured loan had an outstanding balance, a cost basis and a fair value of $12.0 million. The preferred stock had a cost and fair value of $2.9 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.

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
     During the six month period ended April 30, 2011, the Valuation Committee decreased the fair value of the equity interest by $100,000.
     At April 30, 2011, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $34.7 million and a fair value of $44.0 million. The bridge loan had a cost and fair value of $3.6 million. The mortgage guarantees for MVC Automotive were equivalent to approximately $17.6 million at April 30, 2011. These guarantees were taken into account in the valuation of MVC Automotive.
     Michael Tokarz, Chairman of the Company, and Christopher Sullivan, a representative of the Company, serve as directors of MVC Automotive.
     MVC Partners LLC
     MVC Partners, Purchase, New York, a wholly-owned portfolio company, is a private equity firm established primarily to serve as the general partner, managing member or anchor investor of private or other investment vehicles.
     On October 29, 2010, through MVC Partners, the Company committed to invest approximately $20.1 million in a private equity fund (“PE Fund”), for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the “GP”). The PE Fund recently completed a first closing of approximately $80 million of capital commitments.
     At October 31, 2010 and April 30, 2011, the Company’s equity investment in MVC Partners had a cost basis of approximately $1.4 million and fair value of approximately $1.1 million.
     NPWT Corporation
     NPWT, Gurnee, Illinois, is a medical device manufacturer and distributor of negative pressure wound therapy products.
     On April 29, 2011, the assets of a division of Ohio Medical were distributed to Ohio Medical shareholders on a pro-rata basis. The Company received 281 shares of common stock in NPWT as part of this transaction.
     At April 30, 2011, the common stock had a cost basis and fair value of approximately $1.2 million.
     Scott Schuenke, an officer of the Company, serves as a director of NPWT.
     Octagon Credit Investors, LLC
     Octagon, is a New York-based asset management company that manages leveraged loans and high yield bonds through collateralized debt obligations (“CDO”) funds.
     At October 31, 2010, the Company’s investment in Octagon consisted of an equity investment with a cost basis of approximately $1.6 million and a fair value of approximately $4.5 million.
     During the six month period ended April 30, 2011, Octagon borrowed and repaid $1.5 million on its revolving line of credit. There was a zero balance as of April 30, 2011.
     During the six month period ended April 30, 2011, the cost basis of the equity investment was increased by approximately $257,000 because of an allocation of flow through income.
     At April 30, 2011, the equity investment had a cost basis of approximately $1.8 million and a fair value of $4.8 million.
     Octagon High Income Cayman Fund Ltd.
     Octagon Fund, is a private fund that seeks to maximize current income consistent with the preservation of capital through the leveraged loan market. This fund is managed by Octagon, a current portfolio company.

     On February 14, 2011, the Company invested $3.0 million into the Octagon Fund.
     At April 30, 2011, the investment had a cost basis and fair value of approximately $3.0 million.
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
     On April 29, 2011, the assets of a division of Ohio Medical were distributed to Ohio Medical shareholders on a pro-rata basis. The Company received 281 shares of common stock in NPWT as part of this transaction. As a result of this transaction, the cost basis and fair market value of Ohio Medical was decreased by approximately $1.2 million.
     During the six month period ended April 30, 2011, the fair value of the preferred stock was increased by approximately $1.9 million due to a PIK distribution which was treated as a return of capital.
     During the six month period ended April 30, 2011, the Valuation Committee decreased the fair value of the common stock by $500,000 and the preferred stock by approximately $8.3 million.
     At April 30, 2011, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis of $15.8 million and a fair value of $0 and 16,736 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $39.1 million.
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
     On January 11, 2011, SHL Group Limited acquired the Company’s portfolio company PreVisor. The Company received 145,674 common shares of SHL Group Limited for its investment in PreVisor. The cost basis and market value of the Company’s investment remained unchanged as a result of the transaction.
     During the six month period ended April 30, 2011, the Valuation Committee increased the fair value of the common stock by $2.5 million.
     At April 30, 2011, the Company’s investment in SHL Group Limited consisted of 145,674 shares of common stock with a cost basis and fair value of $6.0 million and $12.9 million, respectively.
     SafeStone Technologies Limited (formerly Safestone Technologies PLC)
     SafeStone Limited, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.
     At October 31, 2010 and April 30, 2011, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.

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
     On April 26, 2011, the Company agreed to support a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., equivalent to approximately $7.5 million at April 30, 2011. This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.
     During the six month period ended April 30, 2011, the Valuation Committee increased the fair value of the equity interest by approximately $2.0 million.
     At April 30, 2011, the Company’s investment in Security Holdings consisted of an equity interest with a cost of $33.2 million and a fair value of $10.6 million and a bridge loan with an outstanding balance, cost basis and fair value of approximately $5.0 million.
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
     During the six month period ended April 30, 2011, the Valuation Committee decreased the fair value of the common equity interest by $3.9 million.
     At April 30, 2010, the Company’s equity investment had a cost basis of $17.4 million and a fair value of $8.2 million. The senior secured loan, with an annual interest rate of 10% and a maturity date of June 23, 2012, had an outstanding balance, cost and fair value of $1.5 million.
     Christopher Sullivan, a representative of the Company, serves as a director of SGDA Europe.
     SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH
     SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.
     At October 31, 2010 and April 30, 2011, the Company’s investment in SGDA consisted of a term loan with an outstanding balance and cost basis of $6.2 million. The term loan bears annual interest at 7.0% and matures on August 31, 2012. The term loan was fair valued at $6.2 million.
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
     During the six month period ended April 30, 2011, the Valuation Committee increased the fair value of the common stock by approximately $600,000.
     At April 30, 2011, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of $4.4 million. The guarantee for Tekers was equivalent to approximately $2.1 million at April 30, 2011. This guarantee was taken into account in the valuation of Tekers.

     Sonexis, Inc.
     Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.
     At October 31, 2010 and April 30, 2011, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been fair valued at $0.
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
     At April 30, 2011, the Company no longer held an investment in SP.
     SPDR Barclays Capital High Yield Bond Fund
     SPDR Barclays Capital High Yield Bond Fund is an exchange traded fund which seeks investment results that correspond to the price and yield of the Barclays Capital High Yield Very Liquid Bond Index.
     During the six month period ended April 30, 2011, the Company invested approximately $10.0 million in the SPDR Barclays Capital High Yield Bond Fund. The Company sold the investment during the six month period ended April 30, 2011, which resulted in a realized capital gain of approximately $38,000. Investments in exchange traded funds were intended to provide the Company with a higher yielding investment than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers had voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.
     At April 30, 2011, the Company no longer held an investment in the SPDR Barclays Capital High Yield Bond Fund.
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
     During the six month period ended April 30, 2011, the Company received approximately $53,000 in principal payments on the term loan provided to Storage Canada.
     At April 30, 2011, the Company’s investment in Storage Canada had an outstanding balance of $950,000, a cost basis of approximately $951,000 and a fair value of $950,000.
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
     During the six month period ended April 30, 2011, the Valuation Committee increased the fair value of the common stock by $9.5 million.
     At April 30, 2011, the Company’s second lien loan had an outstanding balance of $10.7 million with a cost of $10.6 million. The second lien loan was fair valued at $10.7 million. The 1,115 shares of common stock were fair valued at $69.5 million and had a cost basis of $16.0 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
     Shivani Khurana, a representative of the Company, serves as a director of Summit.
     Total Safety U.S., Inc.
     Total Safety, Houston, Texas, is the leading provider of safety equipment and related services to the refining, petrochemical, and oil exploration and production industries.
     At October 31, 2010, the Company’s investment in Total Safety consisted of a $946,000 first lien loan bearing annual interest at LIBOR, with a 2.0% floor, plus 4.00% and maturing on December 8, 2012 and a $3.5 million second lien loan bearing annual interest at LIBOR plus 6.5% and maturing on December 8, 2013. The loans had a combined outstanding balance and cost basis of $4.4 million. The loans were fair valued at $4.4 million.
     During the six month period ended April 30, 2011, Total Safety made principal payments of approximately $5,000 on its first lien loan.
     During the six month period ended April 30, 2011, the Valuation Committee increased the fair value of the first lien loan by approximately $74,000.
     At April 30, 2011, the loans had a combined outstanding balance, cost basis, and fair value of $4.4 million.
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
     At April 30, 2011, the mezzanine loan had an outstanding balance, cost basis and a fair value of $8.4 million. The increase in the cost basis of the loan is due to the amortization of loan origination fees. These increases were approved by the Company’s Valuation Committee. The junior revolving note had an outstanding balance and fair value of $1.0 million. The membership interest has a cost of $3.5 million and a fair value of $2.7 million. The warrant was fair valued at $0.
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
     During the six month period ended April 30, 2011, the Valuation Committee increased the fair value of the Series I preferred stock by approximately $2.4 million and the Series J preferred tock by approximately $75,000.
     At April 30, 2011, the second lien loan had an outstanding balance, cost and fair value of $8.9 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The convertible Series I preferred stock had a fair value of $78.5 million and a cost of $500,000 and the convertible Series J preferred stock had a fair value of $2.6 million and a cost of $0.
     Puneet Sanan and Shivani Khurana, representatives of the Company, serve as Chairman and director, respectively, of U.S. Gas.
     Velocitius B.V.
     Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.
     At October 31, 2010, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $24.9 million.
     During the six month period ended April 30, 2011, the Valuation Committee increased the fair value of the equity investment by $2.6 million.
     At April 30, 2011, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $27.5 million.
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
     At October 31, 2010, the senior subordinated promissory note, which had an annual interest of 12% and a maturity date of April 29, 2011, had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were fair valued at $2.2 million.
     During the six month period ended April 30, 2011, the maturity date on the senior subordinated promissory note was extended to April 29, 2013.
     At April 30, 2011, the senior subordinated promissory note had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were fair valued at $2.2 million.
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
     At April 30, 2011, the Company had investments in portfolio companies totaling $414.6 million. Also, at April 30, 2011, the Company had investments in cash and cash equivalents totaling approximately $65.0 million. Of the $65.0 million in cash and cash equivalents, $7.5 million was restricted cash related to the project guarantee for Security Holdings. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid. Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.
     During the six month period ended April 30, 2011, the Company made one new investment, committing capital totaling $3.0 million. The investment was made in Octagon Fund ($3.0 million).
     During the six month period ended April 30, 2011, the Company made two follow-on investments in an existing portfolio company totaling $8.3 million. On January 27, 2011, the Company invested $3.3 million in Security Holdings in the form of an additional equity interest. On January 28, 2011, the Company loaned an additional $5.0 million to Security Holdings in the form of a bridge loan with an annual interest rate of 3%. This bridge loan will allow Security Holdings to secure project guarantees. In addition, during the six month period ended April 30, 2011, the Company invested approximately $10.0 million in the SPDR Barclays Capital High Yield Bond Fund and approximately $10.0 million in the iShares S&P U.S. Preferred Stock Index Fund. These investments were sold during the six month period ended April 30, 2011, resulting in a realized gain of approximately $106,000. The investments in these exchange traded funds were intended to provide the Company with higher yielding investments than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers had voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.
     Current commitments include:
          Commitments to/for Portfolio Companies:
     At April 30, 2011, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.
Portfolio Company	Amount Committed	Amount Funded at April 30, 2011
Octagon	$7.0 million	—
Turf	$1.0 million	$1.0 million
MVC Partners/MVCFS	$20.1 million	—
Total	$28.1 million	$1.0 million
          Off-Balance Sheet Arrangements:
     As of April 30 2011, the Company had the following commitments to guarantee various loans and mortgages:

Off-Balance Sheet Arrangements
Guarantee	Amount Committed	Amount Funded at April 30, 2011
MVC Automotive	$9.6 million	—
MVC Automotive	$5.9 million	—
Tekers	$2.1 million	—
MVC Automotive	$2.1 million	—
Total	$19.7 million	—
     These guarantees are further described below, together with the Company’s other commitments.
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. This credit facility expires on

December 31, 2011. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2010 and April 30, 2011, there was no balance outstanding on the revolving credit facility.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.1 million at April 30, 2011.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $9.6 million at April 30, 2011.
     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.9 million at April 30, 2011) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on May 1, 2011. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2010 and April 30, 2011, the outstanding balance of the secured junior revolving note was $1.0 million.
     On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruna (“CZK”) mortgage for MVC Automotive, equivalent to approximately $2.1 million at April 30, 2011.
     On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.
     On October 29, 2010, through MVC Partners, the Company committed to invest approximately $20.1 million in a private equity fund (“PE Fund”), for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the “GP”). The PE Fund completed a first closing of approximately $80 million of capital commitments.
     On April 26, 2011, the Company agreed to support a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., equivalent to approximately $7.5 million at April 30, 2011. This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.
          Commitments of the Company
     Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers, which has since been amended and restated (the “Advisory Agreement”) and described in Note 9 of the consolidated financial statements, “Management”, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue, Purchase, New York 10577.
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (the “Credit Facility”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility now only consists of a $50.0 million term loan, which will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable. As of April 30, 2011, there was $50.0 million outstanding on the Credit Facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a 1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing the Credit Facility. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the consolidated balance sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. The Credit Facility includes standard financial covenants including limitations on total assets to debt, debt to equity, interest coverage and eligible debt ratios.
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
     On May 4, 2011, the Company made an additional $500,000 investment in NWPT for 5,000 shares of Series A Convertible Preferred Stock.
     On May 4, 2011 and May 6, 2011, the Company invested $4,500 and $4.0 million, respectively, in JSC Tekers Holdings for 2,250 shares of common stock and a secured loan with an interest rate of 8% and maturity date of June 30, 2014.
     On May 26, 2011, the Company invested an additional $150,000 in Harmony for 23,806 shares of common stock.
     On May 26, 2011, Security Holdings repaid its loan in full, including all accrued interest.
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
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables which represent approximately 85.07% of the Company’s total assets at April 30, 2011. As discussed in Note 7 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.
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
     At April 30, 2011, approximately 85.07% of our total assets represented portfolio investments and escrow receivables recorded at fair value.
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
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which subjects us to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.
     We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries. As of April 30, 2011, our two largest investments, Summit and U.S. Gas, were fair valued at 19.4% and 21.7% of our net assets, respectively. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments. To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies deteriorate. We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.
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
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million revolving credit facility (the “Credit Facility”) with Guggenheim Corporate Funding, LLC (“Guggenheim”) as administrative agent to the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility now only consists of a $50.0 million term loan with an interest rate of LIBOR plus 450 basis points with a 1.25% LIBOR floor. The Credit Facility contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy. As of April 30, 2011, there was $50.0 million in term debt outstanding under the Credit Facility. The Credit Facility will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable.
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
(b) There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended April 30, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     We are not subject to any pending legal proceeding, and no such proceedings are known to be contemplated.
Item 1A. Risk Factors
     A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We had no unregistered sales of equity securities for the quarter ended April 30, 2011. The following table represents our stock repurchase program for the quarter ended April 30, 2011.

				Approximate Dollar
			Total Number of	Value of Shares
		Average Price Paid	Shares Purchased as	that May Yet Be
	Total Number of	per Share including	Part of Publicly	Purchased Under the
Period	Shares Purchased	commission	Announced Program	Program
Feb. 1, 2011 - Feb. 28, 2011	—	—	306,100	$1,000,872
Mar. 1, 2011 - Mar. 31, 2011	74,005	$13.06	380,105	$34,367
Apr. 1, 2011 - Apr. 30, 2011	—	—	380,105	$34,367
Total	74,005	$13.06	380,105	$34,367
     On April 23, 2010, the Company’s Board of Directors approved a share repurchase program authorizing up to $5.0 million in share repurchases. As of April 30, 2011, there have been 380,105 shares repurchased at an average price of $13.06, including commission, with a total cost of approximately $5.0 million, thereby substantially completing the share repurchase program authorized by our Board of Directors. The Company’s net asset value per share was increased by approximately $0.07 as a result of the share repurchases.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.

Item 6. Exhibits
(a)	Exhibits

Exhibit No.	Exhibit
10.1	Amendment No. 8 to the Credit Agreement among MVC Capital, Inc. and Guggenheim Corporate Funding, LLC, et al.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.
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
Date: June 2, 2011
/s/ Michael Tokarz
Michael Tokarz
In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC Capital, Inc.
Date: June 2, 2011
/s/ Peter Seidenberg
Peter Seidenberg
In the capacity of the officer who performs the functions of Principal Financial Officer.