Form 10-Q
period 2011-07-31
MVC CAPITAL, INC.
filed 2011-09-07
CIK 1099941

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 23,916,982 shares of the registrant’s common stock, $.01 par value, outstanding as of September 7, 2011.

MVC Capital, Inc.
(A Delaware Corporation)
Index

Part I. Consolidated Financial Information
Item 1. Consolidated Financial Statements
CONSOLIDATED FINANCIAL STATEMENTS
MVC Capital, Inc.
Consolidated Balance Sheets

	July 31,	October 31,
	2011	2010
	(Unaudited)
ASSETS

Assets
Cash and cash equivalents	$38,066,794	$56,390,628
Restricted cash and cash equivalents	7,500,000	—
Investments at fair value
Non-control/Non-affiliated investments (cost $106,128,983 and $113,688,332)	56,047,335	56,704,561
Affiliate investments (cost $116,373,758 and $119,874,343)	162,904,735	167,106,213
Control investments (cost $141,366,650 and $142,019,459)	209,584,002	210,090,715

Total investments at fair value (cost $363,869,391 and $375,582,134)	428,536,072	433,901,489
Dividends, interest and fee receivables, net of reserves	6,612,915	6,374,314
Escrow receivables	1,146,899	2,063,420
Prepaid expenses	1,449,444	1,564,306
Prepaid taxes	—	78,463

Total assets	$483,312,124	$500,372,620

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Term loan	$50,000,000	$50,000,000
Provision for incentive compensation (Note 10)	20,455,626	21,990,314
Management fee payable	2,628,930	2,232,295
Other accrued expenses and liabilities	289,541	599,843
Professional fees payable	713,380	515,651
Consulting fees payable	125,308	38,054
Taxes payable	1,435	2,039

Total liabilities	74,214,220	75,378,196

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 23,916,982 and 23,990,987 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	429,461,516	429,461,516
Accumulated earnings	42,003,942	40,218,844
Dividends paid to stockholders	(77,301,830)	(68,682,836)
Accumulated net realized (loss) gain	(12,246,204)	2,197,091
Net unrealized appreciation	64,666,681	58,319,355
Treasury stock, at cost, 4,387,466 and 4,313,461 shares held, respectively	(37,769,245)	(36,802,590)

Total shareholders’ equity	409,097,904	424,994,424

Total liabilities and shareholders’ equity	$483,312,124	$500,372,620

Net asset value per share	$17.10	$17.71

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Nine Month Period	For the Nine Month Period
	November 1, 2010 to	November 1, 2009 to
	July 31, 2011	July 31, 2010
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$245,066	$—
Affiliate investments	382,434	2,193,340

Total dividend income	627,500	2,193,340

Interest income
Non-control/Non-affiliated investments	2,277,715	7,328,229
Affiliate investments	3,663,524	3,755,481
Control investments	2,026,609	2,530,398

Total interest income	7,967,848	13,614,108

Fee income
Non-control/Non-affiliated investments	1,630,817	275,421
Affiliate investments	860,093	1,388,569
Control investments	424,979	482,499

Total fee income	2,915,889	2,146,489

Other income	1,039,423	437,331

Total operating income	12,550,660	18,391,268

Operating Expenses:
Management fee	6,986,792	7,097,513
Interest and other borrowing costs	2,298,520	2,055,255
Other expenses	871,313	522,346
Legal fees	676,627	406,500
Audit fees	401,800	418,500
Consulting fees	400,501	325,200
Insurance	263,565	265,280
Directors fees	243,000	267,800
Administration	200,794	205,783
Printing and postage	81,280	129,396
Public relations fees	76,300	77,400
Incentive compensation (Note 10)	(1,534,688)	(24,673)

Total operating expenses	10,965,804	11,746,300

Less: Voluntary Expense Waiver by Adviser [1]	(112,500)	(100,000)
Less: Voluntary Management Fee Waiver by Adviser [2]	(100,635)	—

Total waivers	(213,135)	(100,000)

Net operating income before taxes	1,797,991	6,744,968

Tax Expenses:
Current tax expense	12,893	6,437

Total tax expense	12,893	6,437

Net operating income	1,785,098	6,738,531

Net Realized and Unrealized (Loss) Gain on Investments and foreign currency:

Net realized (loss) gain on investments and foreign currency
Non-control/Non-affiliated investments	(6,361,489)	(205,198)
Affiliate investments	(8,081,806)	36,111,253
Control investments	—	(3,717,209)
Foreign currency	—	(389)

Total net realized (loss) gain on investments and foreign currency	(14,443,295)	32,188,457

Net change in unrealized appreciation (depreciation) on investments	6,347,326	(34,100,782)

Net realized and unrealized loss on investments and foreign currency	(8,095,969)	(1,912,325)

Net (decrease) increase in net assets resulting from operations	$(6,310,871)	$4,826,206

Net (decrease) increase in net assets per share resulting from operations	$(0.26)	$0.19

Dividends declared per share	$0.36	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

[1]	Reflects the nine month portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for fiscal 2011 that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement. Please see Note 9 “Management” for more information.

[2]	Reflects TTG Advisers’ voluntary agreement that any assets of the Company invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. Please see Note 9 “Management” for more information.

MVC Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Quarter	For the Quarter
	May 1, 2011 to	May 1, 2010 to
	July 31, 2011	July 31, 2010
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$851	$—
Affiliate investments	87,223	80,580

Total dividend income	88,074	80,580

Interest income
Non-control/Non-affiliated investments	327,460	2,220,940
Affiliate investments	1,290,971	1,250,886
Control investments	785,962	799,816

Total interest income	2,404,393	4,271,642

Fee income
Non-control/Non-affiliated investments	68,170	99,218
Affiliate investments	282,168	472,100
Control investments	141,446	144,281

Total fee income	491,784	715,599

Other income	498,005	189,098

Total operating income	3,482,256	5,256,919

Operating Expenses:
Management fee	2,183,055	2,175,593
Interest, fees and other borrowing costs	783,412	767,092
Other expenses	239,087	190,189
Legal fees	223,499	138,000
Consulting fees	150,000	131,000
Audit fees	133,000	139,500
Directors fees	96,000	87,000
Insurance	87,855	87,720
Administration	67,178	69,163
Printing and postage	27,000	42,000
Public relations fees	25,500	25,800
Incentive compensation (Note 10)	(462,747)	(3,270,008)

Total operating expenses	3,552,839	583,049

Less: Voluntary Expense Waiver by Adviser [1]	(37,500)	(50,000)

Total waivers	(37,500)	(50,000)

Net operating (loss) income before taxes	(33,083)	4,723,870

Tax Expenses:
Current tax expense	510	284

Total tax expense	510	284

Net operating (loss) income	(33,593)	4,723,586

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
Non-control/Non-affiliated investments	72,311	(54)
Affiliate investments	—	22,170,023
Control investments	—	(3,717,209)

Total net realized gain on investments	72,311	18,452,760

Net change in unrealized depreciation on investments	(2,407,722)	(34,457,369)

Net realized and unrealized loss on investments	(2,335,411)	(16,004,609)

Net decrease in net assets resulting from operations	$(2,369,004)	$(11,281,023)

Net decrease in net assets per share resulting from operations	$(0.10)	$(0.47)

Dividends declared per share	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

[1]	Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for fiscal 2011 that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement. Please see Note 9 “Management” for more information.

MVC Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Period	For the Period
	November 1, 2010 to	November 1, 2009 to
	July 31, 2011	July 31, 2010
Cash flows from Operating Activities:
Net (decrease) increase in net assets resulting from operations	$(6,310,871)	$4,826,206
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Realized loss (gain)	14,443,295	(32,188,457)
Net change in unrealized (appreciation) depreciation	(6,347,326)	34,100,782
Amortization of discounts and fees	(23,090)	(11,606)
Increase in accrued payment-in-kind dividends and interest	(2,425,740)	(4,241,987)
Allocation of flow through income	(395,935)	(258,552)
Changes in assets and liabilities:
Dividends, interest and fees receivable	(238,601)	(830,835)
Escrows	916,521	(2,063,420)
Prepaid expenses	114,862	52,826
Prepaid taxes	78,463	299,420
Incentive compensation (Note 10)	(1,534,688)	(24,673)
Other liabilities	370,712	(202,996)
Purchases of equity investments	(28,096,855)	(6,231,700)
Purchases of debt instruments	(25,909,586)	(2,125,051)
Proceeds from equity investments	20,630,017	71,987,007
Proceeds from debt instruments	33,490,637	19,546,407

Net cash provided by operating activities	(1,238,185)	82,633,371

Cash flows (used in) from Financing Activities:
Repurchase of common stock	(966,655)	(3,372,965)
Distributions paid to shareholders	(8,618,994)	(8,715,991)
Net repayments under revolving credit facility	—	(12,300,000)

Net cash used in financing activities	(9,585,649)	(24,388,956)

Net change in cash and cash equivalents for the period	(10,823,834)	58,244,415

Cash and cash equivalents, beginning of period	56,390,628	1,007,873

Cash and cash equivalents, end of period	$45,566,794	$59,252,288

During the nine months ended July 31, 2011 and 2010 MVC Capital, Inc. paid $2,180,202 and $1,439,204 in interest expense, respectively.
During the nine months ended July 31, 2011 and 2010 MVC Capital, Inc. paid $2,134 and $2,039 in income taxes, respectively.
Non-cash activity:
During the nine months ended July 31, 2011 and 2010, MVC Capital, Inc. recorded payment in kind dividend and interest of $2,425,740 and $4,241,987, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.
During the nine months ended July 31, 2011 and 2010, MVC Capital, Inc. was allocated $1,033,937 and $437,331, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of these amounts, $638,002 and $178,779, respectively, was received in cash and the balance of $395,935 and $258,552, respectively, was undistributed and therefore increased the cost of the investment. The fair value of this investment was then increased by $395,935 and $258,552, respectively, by the Company’s Valuation Committee.
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
On July 2, 2010, MVC Capital, Inc. sold its common and preferred shares of Vendio Services, Inc. As part of this transaction, there was approximately $180,020 deposited in an escrow account subject to a reduction over an 18 month period in accordance with a specified schedule. This escrow is currently carried at $219,550 on the Company’s consolidated balance sheet.
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
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Statements of Changes in Net Assets

	For the Nine Month Period	For the Nine Month Period
	November 1, 2010 to	November 1, 2009 to	For the Year Ended
	July 31, 2011	July 31, 2010	October 31, 2010
	(Unaudited)	(Unaudited)
Operations:
Net operating income	$1,785,098	$6,738,531	$5,633,849
Net realized (loss) gain on investments and foreign currencies	(14,443,295)	32,188,457	32,188,410
Net change in unrealized appreciation (depreciation) on investments	6,347,326	(34,100,782)	(21,689,497)

Net (decrease) increase in net assets from operations	(6,310,871)	4,826,206	16,132,762

Shareholder Distributions:
Distributions to shareholders	(8,618,994)	(8,715,991)	(11,594,909)

Net decrease in net assets from shareholder distributions	(8,618,994)	(8,715,991)	(11,594,909)

Capital Share Transactions:
Repurchase of Common Stock	(966,655)	(3,372,965)	(3,999,128)

Net decrease in net assets from capital share transactions	(966,655)	(3,372,965)	(3,999,128)

Total (decrease) increase in net assets	(15,896,520)	(7,262,750)	538,725

Net assets, beginning of period/year	424,994,424	424,455,699	424,455,699

Net assets, end of period/year	$409,097,904	$417,192,949	$424,994,424

Common shares outstanding, end of period/year	23,916,982	24,039,087	23,990,987

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Selected Per Share Data and Ratios

	For the Nine Month Period		For the Nine Month Period		For the
	November 1, 2010 to		November 1, 2009 to		Year Ended
	July 31, 2011		July 31, 2010		October 31, 2010
	(Unaudited)		(Unaudited)
Net asset value, beginning of period/year	$17.71		$17.47		$17.47

Gain (loss) from operations:
Net operating income	0.06		0.28		0.23
Net realized and unrealized (loss) gain on investments	(0.32)		(0.09)		0.43

Total (loss) gain from investment operations	(0.26)		0.19		0.66

Less distributions from:
Income	(0.07)		(0.28)		(0.23)
Return of capital	(0.29)		(0.08)		(0.25)

Total distributions	(0.36)		(0.36)		(0.48)

Capital share transactions
Anti-dilutive effect of share repurchase program	0.01		0.05		0.06

Total capital share transactions	0.01		0.05		0.06

Net asset value, end of period/year	$17.10		$17.35		$17.71

Market value, end of period/year	$12.51		$12.82		$13.35

Market discount	(26.84)%		(26.11)%		(24.62)%

Total Return — At NAV (a)	(1.43)%		1.36%		4.16%

Total Return — At Market (a)	(3.80)%		43.58%		50.86%

Ratios and Supplemental Data:

Net assets, end of period/year (in thousands)	$409,098		$417,193		$424,994

Ratios to average net assets:
Expenses excluding tax expense	3.44%	(b)	3.63%	(b)	4.19%
Expenses including tax expense	3.45%	(b)	3.63%	(b)	4.19%
Expenses excluding incentive compensation	3.94%	(b)	3.64%	(b)	3.61%
Expenses excluding incentive compensation, interest and other borrowing costs	3.20%	(b)	3.00%	(b)	2.95%

Net operating income before tax expense	0.58%	(b)	2.10%	(b)	1.32%
Net operating income after tax expense	0.57%	(b)	2.10%	(b)	1.32%
Net operating income before incentive compensation	0.08%	(b)	2.09%	(b)	1.90%
Net operating income before incentive compensation, interest and other borrowing costs	0.82%	(b)	2.73%	(b)	2.56%

Ratios to average net assets excluding waivers:
Expenses excluding tax expense	3.51%	(b)	3.66%	(b)	4.22%
Expenses including tax expense	3.52%	(b)	3.66%	(b)	4.22%
Expenses excluding incentive compensation	4.01%	(b)	3.67%	(b)	3.64%
Expenses excluding incentive compensation, interest and other borrowing costs	3.27%	(b)	3.03%	(b)	2.98%

Net operating income before tax expense	0.51%	(b)	2.07%	(b)	1.29%
Net operating income after tax expense	0.50%	(b)	2.07%	(b)	1.29%
Net operating income before incentive compensation	0.01%	(b)	2.06%	(b)	1.87%
Net operating income before incentive compensation, interest and other borrowing costs	0.75%	(b)	2.70%	(b)	2.53%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b)	Annualized.
The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments
July 31, 2011 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments - 13.70% (a, c, f, g)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d, j)		$5,000,003	$—

BP Clothing, LLC	Apparel	Second Lien Loan 16.5000%, 07/18/2012 (b, h, i)	$20,155,400	19,564,333	—
		Term Loan A 8.0000%, 07/18/2011 (h, i)	1,987,500	1,987,500	280,000
		Term Loan B 11.0000%, 07/18/2011 (h, i)	2,000,000	2,000,000	—

				23,551,833	280,000

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d, j)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d, j)		15,000,000	10,790,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (b, h, i)	3,348,160	3,237,952	—
		Warrants (d)		—	—

				3,237,952	—

Integrated Packaging Corporation	Manufacturer of Packaging Material	Warrants (d)		—	—

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d, j)		3,750,000	—

NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,236,364	1,236,364
		Series A Convertible Preferred Stock (5,000 shares) (d)		500,000	500,000

				1,736,364	1,736,364

Octagon High Income Cayman Fund Ltd.	Investment Company	Series 1 participating non-voting shares (3014 shares) (e, k)		3,013,952	3,038,579

Prepaid Legal Services, Inc.	Consumer Services	Tranche A Term Loan 7.5000%, 1/1/2017 (h)	4,000,000	3,940,541	3,940,541
		Tranche B Term Loan 11.0000%, 1/1/2017 (h)	4,000,000	3,881,081	3,881,081

				7,821,622	7,821,622

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000%, 08/31/2012 (e, h)	6,187,350	6,187,350	6,187,350

SHL Group Limited	Human Capital Management	Common Stock (145,674 shares) (d, e)		6,000,000	13,900,000

Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d, j)		10,000,000	—

Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	923,000	923,730	923,000

Teleguam Holdings, LLC	Telecommunications	Second Lien Loan 9.7500%, 06/09/2017 (h)	7,000,000	6,931,442	6,931,442

Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 6.0000%, 12/08/2012 (h)	938,978	938,978	938,978
		Second Lien Seller Note 6.68725%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,438,978	4,438,978

Sub Total Non-control/Non-affiliated investments				106,128,983	56,047,335

Affiliate investments - 39.82% (a, c, f, g)

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b, h)	14,303,364	14,208,190	14,303,364
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				24,208,190	24,303,364

Harmony Health & Beauty, Inc.	Healthcare - Retail	Common Stock (123,816 shares) (d)		6,550,000	850,000

HuaMei Capital Company, Inc.	Financial Services	Common Stock (120,000 shares) (d)		2,000,000	—

JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d, e)		4,500	4,500
		Secured Loan 8.0000%, 06/30/2014 (h, e)	4,000,000	4,000,000	4,000,000

				4,004,500	4,004,500

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 10/26/2017 (b, h)	11,985,668	11,942,701	11,985,668
		Convertible Preferred Stock (20,000 shares) (b)		2,965,561	2,965,561

				14,908,262	14,951,229

Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		1,983,171	5,140,221

RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	999,815

				1,159,815	1,159,815

Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		33,186,620	13,100,000

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		17,388,551	7,800,000
		Senior Secured Loan 10.0000%, 6/23/2012 (e, h)	1,500,000	1,500,000	1,500,000

				18,888,551	9,300,000

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	9,027,999	8,984,649	9,027,999
		Convertible Series I Preferred Stock (32,200 shares) (d)		500,000	78,515,749
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	2,551,858

				9,484,649	90,095,606

Sub Total Affiliate investments				116,373,758	162,904,735

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Consolidated Schedule of Investments — (Continued)
July 31, 2011 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Control Investments - 51.23% (a, c, f, g)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$41,700,000
		Bridge Loan 10.0000%, 12/31/2011 (e, h)	$3,643,557	3,643,557	3,643,557

				38,380,496	45,343,557

MVC Partners, LLC	Private Equity	Limited Liability Company Interest (d)		1,350,253	1,133,729

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (17,405 shares) (b)		30,000,000	39,100,000

				45,763,636	39,100,000

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	4,200,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/31/2013 (b, h)	10,859,661	10,795,995	10,859,661
		Common Stock (1,115 shares) (d)		16,000,000	69,500,000

				26,795,995	80,359,661

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 13.0000%, 01/31/2014 (b, h)	8,395,261	8,395,261	8,395,261
		Junior Revolving Note 6.0000%, 01/31/2014 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	2,721,794
		Warrants (d)		—	—

				12,930,955	12,117,055

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	25,200,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2013 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	1,530,000

				2,450,000	2,130,000

Sub Total Control Investments				141,366,650	209,584,002

TOTAL INVESTMENT ASSETS - 104.75% (f)				$363,869,391	$428,536,072

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Company negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.

(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c)	All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., Octagon High Income Cayman Fund Ltd., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, JSC Tekers Holdings and Velocitius B.V. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.

(e)	The principal operations of these portfolio companies are located outside of the United States.

(f)	Percentages are based on net assets of $409,097,904 as of July 31, 2011.

(g)	See Note 3 for further information regarding “Investment Classification.”

(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.

(i)	All or a portion of the accrued interest on these securities have been reserved against.

(j)	Legacy Investments.

(k)	Octagon High Income Cayman Fund Ltd., which seeks to maximize current income consistent with the preservation of capital through the leveraged loan market and offers monthly lquidity after the initial six months of the investment with a 15-day notice period.

—	Denotes zero cost or fair value.
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
July 31, 2011
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
5. Investment Valuation Policy
     Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. At July 31, 2011, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.
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
     On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, which will require entities to change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements related to the application of the highest and best use and valuation premise concepts for financial and nonfinancial instruments, measuring the fair value of an instrument classified in equity, and disclosures about fair value measurements. ASU 2011-04 requires additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy, including the valuation processes used by the reporting entity, the sensitivity of the fair value to changes in unobservable inputs, and the interrelationships between those unobservable inputs, if any. All the amendments to ASC 820 made by ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. Management is evaluating the new requirement and the potential impact, if any, to the Company upon implementation thereof.
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
     At July 31, 2011, approximately 88.90% of our total assets represented portfolio investments and escrow receivables recorded at fair value.
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
     The Company applies the practical expedient to interests in Investment Vehicles on an investment by investment basis, and consistently with respect to the Company’s entire interest in an investment. The Company may adjust the valuation obtained from an Investment Vehicle with a premium, discount or reserve if it determines that the net asset value is not representative of the current market conditions.
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
6. Concentration of Market Risk
     Financial instruments that subject the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, escrow receivables, and other investments made in portfolio companies (other than cash equivalents). These investments collectively represented approximately 88.90% of the Company’s total assets at July 31, 2011. As discussed in Note 7, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. In addition, the Company may invest a significant portion of its assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate. The Company may make short-term investments in 90-day Treasury Bills, which are federally guaranteed securities, or other investments, including exchange-traded funds and money market accounts, pending investments in portfolio companies made pursuant to our principal strategy. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.
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
     The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•	Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We did not value any of our investments using Level 1 inputs as of July 31, 2011.

•	Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asst value reported by such Investment Vehicle as of the measurement date, or within six months of the measurement date, are generally categorized as Level 2 investments. We valued one of our investments using Level 2 inputs as of July 31, 2011.

•	Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. Additionally, included in Level 3 are the Company’s interests in Investment Vehicles from which the Company cannot withdraw at the net asset value reported by such Investment Vehicles as of the measurement date, or within six months of the measurement date. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 5 for the investment valuation policies used to determine the fair value of these investments.
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
     The following fair value hierarchy table sets forth our investment portfolio by level as of July 31, 2011 and October 31, 2010 (in thousands):

	July 31, 2011
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$91,898	$91,898
Common Stock	—	—	91,381	91,381
Preferred Stock	—	—	145,423	145,423
Other Equity Investments	—	3,038	96,796	99,834
Escrow receivables	—	—	1,147	1,147

Total Investments, net	$—	$3,038	$426,645	$429,683

	October 31, 2010
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$111,244	$111,244
Common Stock	—	—	78,865	78,865
Preferred Stock	—	—	148,995	148,995
Other Equity Investments	—	—	94,798	94,798
Escrow receivables	—	—	2,063	2,063

Total Investments, net	$—	$—	$435,965	$435,965

     During the nine month period ended July 31, 2011 and the year ended October 31, 2010, there were no transfers in and out of Level 1 or 2.
     The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the nine month periods ended July 31, 2011 and July 31, 2010 (in thousands):

			Reversal of
			Prior Period
	Balances,		(Appreciation)	Unrealized
	November 1,	Realized Gains	Depreciation on	Appreciation			Transfers In &	Balances, July
	2010	(Losses) (1)	Realization (2)	(Depreciation) (3)	Purchases (4)	Sales (5)	Out of Level 3	31, 2011
Senior/Subordinated Loans and credit facilities	$111,244	$(14,189)	$14,215	$(7,628)	$26,471	$(38,215)	$—	$91,898
Common Stock	78,865	(433)	433	5,015	7,951	(450)	—	91,381
Preferred Stock	148,995	—	—	(4,008)	1,672	(1,236)	—	145,423
Warrants	—	—	—	—	—	—	—	—
Other Equity Investments	94,798	—	—	(1,699)	3,899	(202)	—	96,796
Escrow receivables	2,063	40	—	—	—	(956)	—	1,147

Total	$435,965	$(14,582)	$14,648	$(8,320)	$39,993	$(41,059)	$—	$426,645

			Reversal of
			Prior Period
	Balances,		Appreciation	Unrealized
	November 1,	Realized Gains	(Depreciation) on	Appreciation			Transfers In &	Balances, July
	2009	(Losses) (1)	Realization (2)	(Depreciation) (3)	Purchases (4)	Sales (5)	Out of Level 3	31, 2010
Senior/Subordinated Loans and credit facilities	$153,468	$—	$—	$(11,682)	$6,207	$(20,004)	$—	$127,989
Common Stock	86,159	12,306	(11,970)	11,039	223	(28,892)	—	68,865
Preferred Stock	164,943	13,703	(13,355)	4,282	330	(40,538)	—	129,365
Warrants	3,835	3,800	(3,835)	—	—	(3,800)	—	—
Other Equity Investments	94,250	—	—	(8,932)	10,690	—	—	96,008
Escrow receivables	—	2,585	—	—	—	(522)	—	2,063

Total	$502,655	$32,394	$(29,160)	$(5,293)	$17,450	$(93,756)	$—	$424,290

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.

(2)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities disposed of during the nine months ended July 31, 2011 and July 31, 2010, respectively.

(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities held at July 31, 2011 and July 31, 2010, respectively.

(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities.

(5)	Includes decreases in the cost basis of investments resulting from principal repayments or sales.
     For the Nine Months Ended July 31, 2011
     During the nine month period ended July 31, 2011, the Company made five new investments, committing capital totaling approximately $23.2 million. The investments were made in Octagon High Income Cayman Fund Ltd. (“Octagon Fund”) ($3.0 million), JSC Tekers Holdings (“JSC Tekers”) ($4.0 million), Teleguam Holdings, LLC (“Teleguam”) ($7.0 million), Pre-Paid Legal Services, Inc. (“Pre-Paid Legal”) ($8.0 million), and RuMe, Inc. (“RuMe”) ($1.2 million).
     During the nine month period ended July 31, 2011, the Company made four follow-on investments in three existing portfolio companies totaling $8.9 million. On January 27, 2011, the Company invested $3.3 million in Security Holdings B.V. (“Security Holdings”) in the form of an additional equity interest. On January 28, 2011, the Company loaned an additional $5.0 million to Security Holdings in the form of a bridge loan with an annual interest rate of 3%. On May 26, 2011, Security Holdings repaid the bridge loan in full, including all accrued interest. This bridge loan allowed Security Holdings to secure project guarantees. On May 4, 2011, the Company invested $500,000 in NPWT Corporation (“NPWT”) to acquire 5,000 shares of convertible preferred stock. On May 26, 2011, the Company invested an additional $150,000 into Harmony Health & Beauty, Inc. (“HH&B”) to acquire 23,806 shares of common stock. In addition, during the nine month period ended July 31, 2011, the Company invested approximately $10.0 million in the SPDR Barclays Capital High Yield Bond Fund and approximately $10.0 million in the iShares S&P U.S. Preferred Stock Index Fund. These investments were sold during the nine month period ended July 31, 2011, resulting in a realized gain of approximately $106,000. The investments in these exchange traded funds were intended to provide the Company with higher yielding investments than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers had voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.

     Effective November 4, 2010, the interest rate on the Turf Products, LLC (“Turf”) senior subordinated loan was reduced from 15% to 13% and the maturity date on the senior subordinated loan and junior revolving note was extended to January 31, 2014.
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
     On January 11, 2011, SHL Group Limited, which provides workplace talent assessment solutions, including ability and personality tests, and psychometric assessments, acquired the Company’s portfolio company PreVisor. The Company received 145,674 common shares of SHL Group Limited for its investment in PreVisor. The cost basis and market value of the Company’s investment remained unchanged at the time as a result of the transaction.
     On January 25, 2011, the Company sold its common stock in LHD Europe Holding Inc. (“LHD Europe”) and received approximately $542,000 in proceeds, which resulted in a realized gain of approximately $317,000.
     On March 1, 2011, SP Industries, Inc. (“SP”) repaid its first lien and second lien loans in full including all accrued interest. The Company received a $500,000 termination fee associated with the repayment of the loans.
     On March 31, 2011 and June 30, 2011, Marine Exhibition Corporation (“Marine”) made principal payments of $150,000 on its senior subordinated loan. The balance of the loan as of July 31, 2011 was approximately $12.0 million.
     On April 29, 2011, assets from a division of Ohio Medical were distributed to Ohio Medical shareholders on a pro-rata basis. The Company received 281 shares of common stock in NPWT as a result of this transaction.
     During the nine month period ended July 31, 2011, Octagon Credit Investors, LLC (“Octagon”) borrowed and repaid $1.5 million on its revolving line of credit. Octagon cancelled the revolving line of credit effective June 30, 2011. As of July 31, 2011, the revolving credit facility was no longer a commitment of the Company.
     During the nine month period ended July 31, 2011, Total Safety U.S., Inc. (“Total Safety”) made principal payments of approximately $7,500 on its first lien loan. The balance of the first lien loan as of July 31, 2011 was approximately $939,000.
     During the nine month period ended July 31, 2011, the Company received approximately $80,000 in principal payments on the term loan provided to Storage Canada, LLC (“Storage Canada”). The balance of the term loan at July 31, 2011 was $923,000.

     During the quarter ended January 31, 2011, the Valuation Committee increased the fair value of the Company’s investments in Summit Research Labs, Inc. (“Summit”) common stock by $7.5 million and U.S. Gas & Electric, Inc. (“U.S. Gas”) preferred stock by $2.5 million. In addition, increases in the cost basis and fair value of the loans to Custom Alloy Corporation (“Custom Alloy”), SP, Marine Exhibition Corporation (“Marine”), Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $980,119. The Valuation Committee also increased the fair value of the Ohio Medical Corporation (“Ohio Medical”) preferred stock by approximately $1.9 million due to PIK distributions, which were treated as a return of capital. Also, during the quarter ended January 31, 2011, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $229,000. The Valuation Committee also decreased the fair value of the Company’s investments in BP Clothing, LLC (“BP”) second lien loan by $3.9 million and term loan A and B by a combined $2.0 million, Ohio Medical common stock by $500,000 and preferred stock by $8.2 million, MVC Automotive Group B.V. (“MVC Automotive”) equity interest by $3.1 million, HuaMei Capital Company (“HuaMei”) common stock by $325,000 and HH&B by $1.9 million during the quarter ended January 31, 2011.
     During the quarter ended April 30, 2011, the Valuation Committee increased the fair value of the Company’s investments in Summit common stock by $2.0 million, MVC Automotive equity interest by $3.0 million, SHL Group Limited common stock by $2.5 million, Security Holdings equity interest by approximately $2.0 million, SIA Tekers (“Tekers”) common stock by $590,000, Total Safety first lien loan by approximately $74,000 and Velocitius B.V. (“Velocitius”) equity interest by $2.6 million. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, SP, Marine, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $714,247. In addition, during the quarter ended April 30, 2011, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $28,000. The Valuation Committee also decreased the fair value of the Company’s investments in BP term loan A by approximately $1.2 million, Ohio Medical preferred stock by approximately $164,000, HuaMei common stock by approximately $1.0 million, SGDA Europe B.V. (“SGDA Europe”) equity interest by $3.9 million and HH&B by $3.8 million during the quarter ended April 30, 2011.
     During the quarter ended July 31, 2011, the Valuation Committee increased the fair value of the Company’s investments in SHL Group Limited common stock by $1.0 million, Octagon Fund by approximately $25,000 and Security Holdings equity interest by approximately $2.5 million. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $731,374. In addition, during the quarter ended July 31, 2011, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $139,000. The Valuation Committee also decreased the fair value of the Company’s investments in HuaMei common stock by $250,000, SGDA Europe equity interest by $400,000, MVC Automotive by $2.3 million, Tekers common stock by $180,000, Velocitius equity interest by $2.3 million and Vestal Manufacturing Enterprises, Inc. (“Vestal”) common stock by $670,000 during the quarter ended July 31, 2011.
     During the nine month period ended July 31, 2011, the Valuation Committee increased the fair value of the Company’s investments in Summit common stock by $9.5 million, SHL Group Limited common stock by $3.5 million, Security Holdings equity interest by approximately $4.5 million, Tekers common stock by approximately $410,000, Total Safety first lien loan by approximately $74,000, U.S. Gas preferred stock by $2.5 million, Octagon Fund by approximately $25,000 and Velocitius equity interest by $300,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, SP, Marine, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $2,425,740. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions, which were treated as a return of capital. Also, during the nine month period ended July 31, 2011, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $396,000. The Valuation

Committee also decreased the fair value of the Company’s investments in MVC Automotive equity interest by approximately $2.4 million, BP second lien loan by $3.9 million and term loan A and B by a combined $3.2 million, Ohio Medical common stock by $500,000 and preferred stock by approximately $8.4 million, HuaMei common stock by approximately $1.5 million, SGDA Europe equity interest by $4.3 million, Vestal common stock by $670,000 and HH&B by $5.7 million during the nine month period ended July 31, 2011.
     At July 31, 2011, the fair value of all portfolio investments, exclusive of short-term investments, was $428.5 million with a cost basis of $363.9 million. At July 31, 2011, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $417.7 million and $321.6 million, respectively. At October 31, 2010, the fair value of all portfolio investments, exclusive of short-term securities, was $433.9 million, with a cost basis of $375.6 million. At October 31, 2010, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $423.1 million and $333.3 million, respectively.
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
8. Commitments and Contingencies
     Commitments to/for Portfolio Companies:
     At July 31, 2011, the Company’s existing commitments to portfolio companies consisted of the following:
Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at July 31, 2011
Turf	$1.0 million	$1.0 million
MVC Partners/MVCFS	$20.1 million	—
Total	$21.1 million	$1.0 million
     Off-Balance Sheet Arrangements:
     In the ordinary course of business, the Company has issued guarantees on behalf of certain portfolio companies. Under these arrangements, payments would be required to be made to third parties if the portfolio companies were to default on their required payment. No amounts were recorded as a liability on the Company’s consolidated balance sheet, as such commitments are considered in the valuation of the investments in the portfolio company.
     As of July 31, 2011, the Company had the following commitments to guarantee various loans and mortgages:
Off-Balance Sheet Arrangements

Guarantee	Amount Committed	Amount Funded at July 31, 2011
MVC Automotive	$9.3 million	—
MVC Automotive	$5.7 million	—
Tekers	$2.0 million	—
MVC Automotive	$2.1 million	—
Total	$19.1 million	—
     These guarantees are further described below, together with the Company’s other commitments.
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2010, there was no balance outstanding on the revolving credit facility. On June 30, 2011, Octagon cancelled the commitment. As of July 31, 2011, the revolving credit facility was no longer a commitment of the Company.
     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.0 million at July 31, 2011.

     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $9.3 million at July 31, 2011.
     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.7 million at July 31, 2011) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on January 31, 2014. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2010 and July 31, 2011, the outstanding balance of the secured junior revolving note was $1.0 million.
     On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruna (“CZK”) mortgage for MVC Automotive, equivalent to approximately $2.1 million at July 31, 2011.
     On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.
     On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in a private equity fund (“PE Fund”), for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the “GP”). The PE Fund completed a first closing of approximately $80 million of capital commitments.
     On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet. This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.
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
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (the “Credit Facility”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility now only consists of a $50.0 million term loan, which will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable. As of July 31, 2011, there was $50.0 million outstanding on the Credit Facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a 1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing the Credit Facility. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the consolidated balance sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. The Credit Facility includes standard financial covenants including limitations on total assets to debt, debt to equity, interest coverage and eligible debt ratios.
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

10. Incentive Compensation
     At October 31, 2010, the provision for estimated incentive compensation was approximately $22.0 million. During the nine month period ended July 31, 2011, this provision for incentive compensation was decreased by a net amount of approximately $1.5 million to approximately $20.5 million. The decrease in the provision for incentive compensation during the nine month period ended July 31, 2011 reflects both increases and decreases by the Valuation Committee in the fair values of certain portfolio companies. The provision also reflects the sale of the SPDR Barclays Capital High Yield Bond Fund and the iShares S&P U.S. Preferred Stock Index Fund for a realized gain of approximately $106,000 and a realized gain of approximately $33,000 from the Octagon Fund. Specifically, it reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Summit, SHL Group Limited, Security Holdings, Tekers, Total Safety, U.S. Gas, Octagon Fund and Velocitius) by a total of approximately $20.8 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions, which were treated as a return of capital. The net decrease in the provision also reflects the Valuation Committee’s determination to decrease the fair values of seven of the Company’s portfolio investments (BP, Ohio Medical, MVC Automotive, HuaMei, SGDA Europe, Vestal and HH&B) by a total of $30.6 million. During the nine month period ended July 31, 2011, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.
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
     ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the nine month period ended July 31, 2011, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS. The 2007, 2008, 2009 and 2010 federal tax years for the Company and for MVCFS remain subject to examination by the IRS.
     On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Act”) was enacted, which changed various technical rules governing the tax treatment of regulated investment companies. The changes are generally effective for taxable years beginning after the date of enactment. One of the more prominent changes addresses capital loss carryforwards. Under the Act, each fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. Post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under previous regulation.
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
     For the Quarter Ended July 31, 2011
     On July 15, 2011, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on July 29, 2011 to shareholders of record on July 25, 2011. The total distribution amounted to $2,870,038.
     During the quarter ended July 31, 2011, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,693 shares of our common stock at an average price of $12.56, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.
     Share Repurchase Program
     On April 23, 2010, the Company’s Board of Directors approved a share repurchase program authorizing up to $5.0 million for share repurchases. The share repurchase program was substantially completed during the quarter ended April 30, 2011. Under the program, 380,105 shares were repurchased at an average price of $13.06, including commission, with a total cost of approximately $5.0 million. The Company’s net asset value per share was increased by approximately $0.07 as a result of the share repurchases.
     On July 19, 2011, the Company’s Board of Directors approved another share repurchase program authorizing up to $5.0 million for additional share repurchases. No shares were repurchased under this new repurchase program as of July 31, 2011.
13. Segment Data
     The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc., and the financial advisory operations of its wholly-owned subsidiary, MVC Financial Services, Inc.
     The following table presents book basis segment data for the nine month period ended July 31, 2011:

	MVC	MVCFS	Consolidated
Interest and dividend income	$8,595,220	$128	$8,595,348
Fee income	35,222	2,880,667	2,915,889
Other income	1,033,937	5,486	1,039,423
Total operating income	9,664,379	2,886,281	12,550,660

Total operating expenses	5,190,603	5,775,201	10,965,804
Less: Waivers by Adviser	(151,879)	(61,256)	(213,135)
Total net operating expenses	5,038,724	5,713,945	10,752,669

Net operating income (loss) before taxes	4,625,655	(2,827,664)	1,797,991
Tax expense	—	12,893	12,893
Net operating income (loss)	4,625,655	(2,840,557)	1,785,098
Net realized loss on investments and foreign currency	(14,443,295)	—	(14,443,295)
Net change in unrealized appreciation on investments	6,347,326	—	6,347,326
Net decrease in net assets resulting from operations	(3,470,314)	(2,840,557)	(6,310,871)
14. Subsequent Events
     As required by ASC 855, Subsequent Events, the Company evaluated subsequent events through the issuance date of the consolidated financial statements.
     On August 1, 2011, as part of a restructuring of the Company’s investment in HuaMei, the Company sold its shares to HuaMei, resulting in a realized loss of $2.0 million.
     On September 6, 2011, the Company made a follow-on investment in Security Holdings totaling $7.0 million. The investment was in the form of an additional common equity interest.
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

Selected Consolidated Financial Data

	Nine Month	Nine Month
	Period Ended	Period Ended	Year Ended
	July 31,	July 31,	October 31,
	2011	2010	2010
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$8,595	$15,807	$19,315
Fee income	2,916	2,147	3,696
Other income	1,039	437	510

Total operating income	12,550	18,391	23,521

Expenses:
Management fee	6,987	7,098	9,330
Administrative	3,215	2,618	3,395
Interest and other borrowing costs	2,299	2,055	2,825
Incentive compensation (Note 10)	(1,535)	(25)	2,479

Total operating expenses	10,966	11,746	18,029

Total waiver by adviser	(213)	(100)	(150)

Total net operating expenses	10,753	11,646	17,879

Net operating income before taxes	1,797	6,745	5,642

Tax expense, net	12	6	8

Net operating income	1,785	6,739	5,634

Net realized and unrealized (loss) gain:
Net realized (loss) gain on investments and foreign currency	(14,443)	32,188	32,188
Net change in unrealized appreciation (depreciation) on investments	6,347	(34,101)	(21,689)

Net realized and unrealized (loss) gain on investments and foreign currency	(8,096)	(1,913)	10,499

Net (decrease) increase in net assets resulting from operations	$(6,311)	$4,826	$16,133

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$(0.26)	$0.19	$0.66
Dividends per share	$0.36	$0.36	$0.48
Balance Sheet Data:
Portfolio at value	$428,536	$422,226	$433,901
Portfolio at cost	363,869	376,318	375,582
Total assets	483,312	491,055	500,373
Shareholders’ equity	409,098	417,193	424,994
Shareholders’ equity per share (net asset value)	$17.10	$17.35	$17.71
Common shares outstanding at period end	23,917	24,039	23,991

Other Data:
Number of Investments funded in period	9	4	5
Investments funded ($) in period	$32,084	$7,032	$8,332

	2011			2010				2009
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	3,482	4,544	4,524	5,130	5,257	5,336	7,798	6,354	7,410	5,757	6,588

Management fee	2,183	2,249	2,555	2,232	2,176	2,467	2,455	2,560	2,379	2,421	2,483
Administrative	1,049	990	1,176	777	910	938	770	879	894	865	881
Interest and other borrowing costs	784	745	770	770	767	647	641	642	660	736	1,090
Incentive compensation	(463)	531	(1,603)	2,504	(3,270)	2,225	1,020	6,756	(2,550)	(335)	(154)
Total waiver by adviser	(37)	(38)	(138)	(50)	(50)	(50)	—	—	—	—	—
Tax expense (benefit)	—	2	10	2	—	1	5	1,377	—	359	(359)
Net operating (loss) income before net realized and unrealized gains	(34)	65	1,754	(1,105)	4,724	(892)	2,907	(5,860)	6,027	1,711	2,647
Net (decrease) increase in net assets resulting from operations	(2,369)	2,302	(6,244)	11,307	(11,281)	8,969	7,138	27,499	(6,297)	(7,809)	854
Net (decrease) increase in net assets resulting from operations per share	(0.10)	0.10	(0.26)	0.47	(0.47)	0.37	0.29	1.13	(0.26)	(0.32)	0.04
Net asset value per share	17.10	17.32	17.33	17.71	17.35	17.89	17.64	17.47	16.46	16.84	17.28
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
     The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2010, the Company obtained one new investment and made four follow-on investments in existing portfolio companies committing a total of $8.3 million of capital to these investments. During the nine month period ended July 31, 2011, the Company made five new investments and four follow-on investments in existing portfolio companies, committing capital totaling $32.1 million.
     Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of July 31, 2011, 2.23% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.
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
OPERATING INCOME
     For the Nine Month Periods Ended July 31, 2011 and 2010. Total operating income was $12.6 million for the nine month period ended July 31, 2011 and $18.4 million for the nine month period ended July 31, 2010, a decrease of $5.8 million.
For the Nine Month Period Ended July 31, 2011
     Total operating income was $12.6 million for the nine month period ended July 31, 2011. The decrease in operating income over the same period last year was primarily due to the repayment of investments that provided the Company with current income, reserves against non-performing loans and a decrease in dividend income from the sale of portfolio companies. The main components of operating income were the interest earned on loans and the receipt of closing, monitoring and termination fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $8.6 million in interest and dividend income from investments in portfolio companies. Of the $8.6 million recorded in interest/dividend income, approximately $2.4 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 3% to 15%, excluding those investments which interest is being reserved against. The Company received fee income and other income from portfolio companies and other entities totaling approximately $4.0 million.
For the Nine Month Period Ended July 31, 2010
     Total operating income was $18.4 million for the nine month period ended July 31, 2010. The decrease in operating income over the same period last year was primarily due to the repayment of investments that provided the Company with current income and a decrease in fee income because of fewer new investments closed. The main components of investment income were the interest earned on loans and dividend income from portfolio companies and the receipt of closing and monitoring fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $15.8 million in interest and dividend income from investments in portfolio companies. Of the $15.8 million recorded in interest/dividend income, approximately $4.2 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 1.3% to 17% excluding those investments in which interest is being reserved against. The Company received fee income and other income from portfolio companies and other entities totaling approximately $2.6 million.
OPERATING EXPENSES
     For the Nine Month Periods Ended July 31, 2011 and 2010. Operating expenses were $10.8 million for the nine month period ended July 31, 2011 and $11.6 million for the nine month period ended July 31, 2010, a decrease of approximately $800,000.
For the Nine Month Period Ended July 31, 2011
     Operating expenses, net of the Voluntary Waivers (as defined below), were approximately $10.8 million or 3.44% of the Company’s average net assets, when annualized, for the nine month period ended July 31, 2011. Significant components of operating expenses for the nine month period ended July 31, 2011 were management fee expense of $7.0 million and interest and other borrowing costs of approximately $2.3 million.
     The $800,000 decrease in the Company’s operating expenses for the nine month period ended July 31, 2011 compared to the nine month period ended July 31, 2010, was primarily due to the $1.5 million decrease in the estimated provision for incentive compensation expense offset by increases in interest and other borrowings costs, legal and other expenses totaling approximately $850,000. The Advisory Agreement extended the expense cap applicable to the Company for an additional two fiscal years (fiscal years 2009 and 2010) and increased the expense cap from 3.25% to 3.5%. For the 2010 fiscal year, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). On October 26, 2010, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% and the Voluntary Waiver to the 2011 fiscal year. TTG Advisers has also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. For fiscal year 2010 and for the nine month period ended July 31, 2011 annualized, the Company’s expense ratio was 2.95% and 3.19%, respectively, (taking into account the same carve outs as those applicable to the expense cap).
     Pursuant to the terms of the Advisory Agreement, during the nine month period ended July 31, 2011, the provision for incentive compensation was decreased by a net amount of approximately $1.5 million to $20.5 million. The decrease in the provision for incentive compensation reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Summit, SHL Group Limited, Security Holdings, Tekers, Total Safety, U.S. Gas, Octagon Fund and Velocitius) by a total of approximately $20.8 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions, which were treated as a return of capital. The net decrease in the provision also reflects the Valuation Committee’s determination to decrease the fair values of seven of the Company’s portfolio investments (BP, Ohio Medical, MVC Automotive, HuaMei, SGDA Europe, Vestal and HH&B) by a total of $30.6 million. During the nine month period ended July 31, 2011, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 10 of our consolidated financial statements “Incentive Compensation” for more information.
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

     The $2.3 million increase in the Company’s operating expenses for the nine month period ended July 31, 2010 compared to the nine month period ended July 31, 2009, was primarily due to the $3.0 million increase in the estimated provision for incentive compensation expense offset by the decrease of approximately $430,000 in interest and other borrowing costs. The Advisory Agreement extended the expense cap applicable to the Company for an additional two fiscal years (fiscal years 2009 and 2010) and increased the expense cap from 3.25% to 3.5%. For fiscal year 2009 and for the nine month period ended July 31, 2010 annualized, the Company’s expense ratio was 3.19% and 3.00% , respectively, (taking into account the same carve outs as those applicable to the expense cap). For the 2010 fiscal year, TTG Advisers has voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement.
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
REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES
     For the Nine Month Periods Ended July 31, 2011 and 2010. Net realized losses for the nine month period ended July 31, 2011 were $14.4 million and net realized gains for the nine month period ended July 31, 2010 were $32.2 million, a decrease of approximately $46.6 million.
For the Nine Month Period Ended July 31, 2011
     Net realized losses for the nine month period ended July 31, 2011 were $14.4 million. The significant components of the Company’s net realized losses for the nine month period ended July 31, 2011 was primarily due to the loss on the sale of Harmony Pharmacy common stock, demand notes and revolving credit facility and the dissolution of Amersham. A portion of these losses were offset by the gain on the sale of LHD Europe common stock and the gains on the sale of the SPDR Barclays Capital High Yield Bond Fund and the iShares S&P U.S. Preferred Stock Index Fund.
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
     During the nine month period ended July 31, 2011, the Company sold its shares in the SPDR Barclays Capital High Yield Bond Fund and the iShares S&P U.S. Preferred Stock Index Fund, which resulted in a realized gain of approximately $106,000.
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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES
     For the Nine Month Periods Ended July 31, 2011 and 2010. The Company had a net change in unrealized appreciation on portfolio investments of approximately $6.3 million for the nine month period ended July 31, 2011 and unrealized depreciation on portfolio investments of approximately $34.1 for the nine month period ended July 31, 2010, an increase of approximately $40.4 million.
For the Nine Month Period Ended July 31, 2011
     The Company had a net change in unrealized appreciation on portfolio investments of approximately $6.3 million for the nine month period ended July 31, 2011. The change in unrealized appreciation on investment transactions for the nine month period ended July 31, 2011 primarily resulted from the increase in unrealized appreciation reclassification from unrealized to realized, caused by the sale of Harmony Pharmacy and the dissolution of Amersham of approximately $14.9 million. The other components in the change in unrealized appreciation are the Valuation Committee’s decision to increase the fair value of the Company’s investments in Summit common stock by $9.5 million, SHL Group Limited common stock by $3.5 million, Security Holdings equity interest by approximately $4.5 million, Tekers common stock by approximately $410,000, Total Safety first lien loan by approximately $74,000, U.S. Gas preferred stock by $2.5 million, Octagon Fund by $25,000 and Velocitius equity interest by $300,000. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions which were treated as a return of capital. The Valuation Committee also decreased the fair value of the Company’s investments in MVC Automotive equity interest by approximately $2.4 million, BP second lien loan by $3.9 million and term loan A and B by a combined $3.2 million, Ohio Medical common stock by $500,000 and preferred stock by approximately $8.4 million, HuaMei common stock by approximately $1.5 million, SGDA Europe equity interest by $4.3 million, Vestal common stock by $670,000 and HH&B by $5.7 million during the nine month period ended July 31, 2011.
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
PORTFOLIO INVESTMENTS
     For the Nine Month Period Ended July 31, 2011 and the Year Ended October 31, 2010. The cost of the portfolio investments held by the Company at July 31, 2011 and at October 31, 2010 was $363.9 million and $375.6 million, respectively, a decrease of $11.7 million. The aggregate fair value of portfolio investments at

July 31, 2011 and at October 31, 2010 was $428.5 million and $433.9 million, respectively, a decrease of $5.4 million. The Company held cash and cash equivalents at July 31, 2011 and at October 31, 2010 of $45.6 million and $56.4 million, respectively, a decrease of approximately $10.8 million.
For the Nine Month Period Ended July 31, 2011
     During the nine month period ended July 31, 2011, the Company made five new investments, committing capital totaling approximately $23.2 million. The investments were made in Octagon Fund ($3.0 million), JSC Tekers ($4.0 million), Teleguam ($7.0 million), Pre-Paid Legal ($8.0 million), and RuMe ($1.2 million).
     During the nine month period ended July 31, 2011, the Company made four follow-on investments in three existing portfolio companies totaling $8.9 million. On January 27, 2011, the Company invested $3.3 million in Security Holdings in the form of an additional equity interest. On January 28, 2011, the Company loaned an additional $5.0 million to Security Holdings in the form of a bridge loan with an annual interest rate of 3%. On May 26, 2011, Security Holdings repaid the bridge loan in full, including all accrued interest. This bridge loan allowed Security Holdings to secure project guarantees. On May 4, 2011, the Company invested $500,000 in NPWT to acquire 5,000 shares of convertible preferred stock. On May 26, 2011, the Company invested an additional $150,000 into HH&B to acquire 23,806 shares of common stock. In addition, during the nine month period ended July 31, 2011, the Company invested approximately $10.0 million in the SPDR Barclays Capital High Yield Bond Fund and approximately $10.0 million in the iShares S&P U.S. Preferred Stock Index Fund. These investments were sold during the nine month period ended July 31, 2011, resulting in a realized gain of approximately $106,000. The investments in these exchange traded funds were intended to provide the Company with higher yielding investments than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers had voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.
     Effective November 4, 2010, the interest rate on the Turf senior subordinated loan was reduced from 15% to 13% and the maturity date on the senior subordinated loan and junior revolving note was extended to January 31, 2014.
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
     On January 11, 2011, SHL Group Limited, which provides workplace talent assessment solutions, including ability and personality tests, and psychometric assessments, acquired the Company’s portfolio company PreVisor. The Company received 145,674 common shares of SHL Group Limited for its investment in PreVisor. The cost basis and market value of the Company’s investment remained unchanged at the time as a result of the transaction.

     On January 25, 2011, the Company sold its common stock in LHD Europe and received approximately $542,000 in proceeds, which resulted in a realized gain of approximately $317,000.
     On March 1, 2011, SP repaid its first lien and second lien loans in full including all accrued interest. The Company received a $500,000 termination fee associated with the repayment of the loans.
     On March 31, 2011 and June 30, 2011, Marine made principal payments of $150,000 on its senior subordinated loan. The balance of the loan as of July 31, 2011 was approximately $12.0 million.
     On April 29, 2011, assets from a division of Ohio Medical were distributed to Ohio Medical shareholders on a pro-rata basis. The Company received 281 shares of common stock in NPWT as a result of this transaction.
     During the nine month period ended July 31, 2011, Octagon borrowed and repaid $1.5 million on its revolving line of credit. Octagon cancelled the revolving line of credit effective June 30, 2011. As of July 31, 2011, the revolving credit facility was no longer a commitment of the Company.
     During the nine month period ended July 31, 2011, Total Safety made principal payments of approximately $7,500 on its first lien loan. The balance of the first lien loan as of July 31, 2011 was approximately $939,000.
     During the nine month period ended July 31, 2011, the Company received approximately $80,000 in principal payments on the term loan provided to Storage Canada. The balance of the term loan at July 31, 2011 was $923,000.
     During the quarter ended January 31, 2011, the Valuation Committee increased the fair value of the Company’s investments in Summit common stock by $7.5 million and U.S. Gas preferred stock by $2.5 million. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, SP, Marine, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $980,119. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions, which were treated as a return of capital. Also, during the quarter ended January 31, 2011, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $229,000. The Valuation Committee also decreased the fair value of the Company’s investments in BP second lien loan by $3.9 million and term loan A and B by a combined $2.0 million, Ohio Medical common stock by $500,000 and preferred stock by $8.2 million, MVC Automotive equity interest by $3.1 million, HuaMei stock by $325,000 and HH&B by $1.9 million during the quarter ended January 31, 2011.
     During the quarter ended April 30, 2011, the Valuation Committee increased the fair value of the Company’s investments in Summit common stock by $2.0 million, MVC Automotive equity interest by $3.0 million, SHL Group Limited common stock by $2.5 million, Security Holdings equity interest by approximately $2.0 million, Tekers common stock by $590,000, Total Safety first lien loan by approximately $74,000 and Velocitius equity interest by $2.6 million. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, SP, Marine, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $714,247. In addition, during the quarter ended April 30, 2011, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $28,000. The Valuation Committee also decreased the fair value of the Company’s investments in BP term loan A by approximately $1.2 million, Ohio Medical preferred stock by approximately $164,000, HuaMei common stock by approximately $1.0 million, SGDA Europe equity interest by $3.9 million and HH&B by $3.8 million during the quarter ended April 30, 2011.
     During the quarter ended July 31, 2011, the Valuation Committee increased the fair value of the Company’s investments in SHL Group Limited common stock by $1.0 million, Octagon Fund by approximately $25,000 and Security Holdings equity interest by approximately $2.5 million. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $731,374. In addition, during the quarter ended July 31, 2011, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $139,000. The Valuation Committee also decreased the fair value of the Company’s investments in HuaMei common stock by $250,000, SGDA Europe equity interest by $400,000, MVC Automotive by $2.3 million, Tekers common stock by $180,000, Velocitius equity interest by $2.3 million and Vestal common stock by $670,000 during the quarter ended July 31, 2011.
     During the nine month period ended July 31, 2011, the Valuation Committee increased the fair value of the Company’s investments in Summit common stock by $9.5 million, SHL Group Limited common stock by $3.5 million, Security Holdings equity interest by approximately $4.5 million, Tekers common stock by approximately $410,000, Total Safety first lien loan by approximately $74,000, U.S. Gas preferred stock by $2.5 million, Octagon Fund by approximately $25,000 and Velocitius equity interest by $300,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, SP, Marine, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $2,425,740. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions, which were treated as a return of capital. Also, during the nine month period ended July 31, 2011, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $396,000. The Valuation Committee also decreased the fair value of the Company’s investments in MVC Automotive equity interest by approximately $2.4 million, BP second lien loan by $3.9 million and term loan A and B by a combined $3.2 million, Ohio Medical common stock by $500,000 and preferred stock by approximately $8.4 million, HuaMei common stock by approximately $1.5 million, SGDA Europe equity interest by $4.3 million, Vestal common stock by $670,000 and HH&B by $5.7 million during the nine month period ended July 31, 2011.
     At July 31, 2011, the fair value of all portfolio investments, exclusive of short-term investments, was $428.5 million with a cost basis of $363.9 million. At July 31, 2011, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $417.7 million and $321.6 million, respectively. At October 31, 2010, the fair value of all portfolio investments, exclusive of short-term securities, was $433.9 million, with a cost basis of $375.6 million. At October 31, 2010, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $423.1 million and $333.3 million, respectively.
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
Investments
     During the nine month period ended July 31, 2011, the Company had investments in:
     Actelis Networks, Inc.
     Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.
     At October 31, 2010 and July 31, 2011, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been fair valued at $0.
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

     At July 31, 2011, the Company no longer held an investment in Amersham.
     BP Clothing, LLC
     BP, Pico Rivera, California, is a company that designs, manufactures, markets and distributes under several brand names women’s apparel.
     At October 31, 2010, the Company’s investment in BP consisted of a $19.6 million second lien loan, a $2.0 million term loan A, and a $2.0 million term loan B. The second lien loan bears annual interest at 16.5%. The second lien loan had a $17.5 million principal face amount and was issued at a cost basis of $17.5 million. The second lien loan’s cost basis was subsequently discounted to reflect loan origination fees received. The maturity date of the second lien loan is July 18, 2012. The principal balance is due upon maturity. The term loan A bears annual interest at LIBOR plus 7.75% or Prime Rate plus 6.75%. The term loan B bears annual interest at LIBOR plus 10.75% or Prime Rate plus 9.75%. The interest rate option on the loan assignments is at the borrower’s discretion. Both term loans matured on July 18, 2011. The combined cost basis and fair value of the investments at October 31, 2010 was $23.4 million and $7.4 million, respectively.
     During the nine month period ended July 31, 2011, the Valuation Committee decreased the fair value of the second lien loan by approximately $3.9 million, the fair value of term loan A by approximately $1.4 million, and the fair value of term loan B by approximately $1.8 million.
     At July 31, 2011, the loans had a combined outstanding balance of $24.1 million, a cost basis of $23.6 million and a fair value of $280,000. The increase in the outstanding balance and cost of the term loans are due to the amortization of loan origination fees and the increase in the outstanding balance of the second lien loan is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest for the nine month period ended July 31, 2011. The Company has also reserved in full against all accrued interest starting on July 1, 2010.
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
     At July 31, 2011, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost and fair value of $44,000 and the 1,991 shares of convertible series B preferred stock had a cost and fair value of approximately $10.0 million. The unsecured subordinated loan had an outstanding balance of $14.3 million, a cost of $14.2 million and a fair value of $14.3 million. The increase in the cost basis and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
     Michael Tokarz, Chairman of the Company, and Shivani Khurana, representative of the Company, serve as directors of Custom Alloy.
     DPHI, Inc. (formerly DataPlay, Inc.)
     DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.
     At October 31, 2010 and July 31, 2011, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.

     Foliofn, Inc.
     Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.
     At October 31, 2010 and July 31, 2011, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $10.8 million.
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
     At July 31, 2011, the loan had an outstanding balance of $3.3 million and a cost of $3.2 million. The loan and warrants were fair valued at $0. The increase in the increase in the outstanding balance of the loan is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest for the nine month period ended July 31, 2011. The Company reserved in full against the interest accrued on the senior subordinated loan since July 1, 2010.
     Harmony Health & Beauty, Inc.
     Harmony Health & Beauty, Purchase, New York, purchased the assets of Harmony Pharmacy on November 30, 2010, during a public UCC sale for approximately $6.4 million. HH&B now operates the health and beauty stores previously owned by Harmony Pharmacy in the Newark International Airport, John F. Kennedy International Airport and San Francisco International Airport. The Company’s initial investment consisted of 100,010 shares of common stock.
     On May 26, 2011, the Company invested an additional $150,000 into HH&B for 23,806 shares of common stock.
     During the nine month period ended July 31, 2011, the Valuation Committee decreased the fair value of the common stock by $5.7 million.
     At July 31, 2011, the Company’s investment in HH&B consisted of 123,816 shares of common stock with a cost of $6.6 million and fair value of $850,000.
     Michael Tokarz, Chairman of the Company, serves as a director of HH&B.
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
     At July 31, 2011, the Company no longer held an investment in Harmony Pharmacy.
     HuaMei Capital Company, Inc.
     HuaMei, San Francisco, California, is a Chinese-American, cross border investment bank and advisory company.
     At October 31, 2010, the Company’s investment in HuaMei consisted of 120,000 shares of common stock with a cost of $2.0 million and fair value of $1.5 million.
     During the nine month period ended July 31, 2011, the Valuation Committee decreased the fair value of the common stock by approximately $1.5 million.
     At July 31, 2011, the Company’s investment in HuaMei consisted of 120,000 shares of common stock with a cost of $2.0 million and fair value of $0.
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
     At October 31, 2010 and July 31, 2011, the Company’s investment in IPC had a zero cost basis and has been fair valued at $0.
     iShares S&P U.S. Preferred Stock Index Fund
     iShares S&P U.S. Preferred Stock Index Fund is an exchange traded fund, which seeks results that correspond generally to the price and yield of the S&P U.S. Preferred Stock Index.
     During the nine month period ended July 31, 2011, the Company invested approximately $10.0 million in the iShares S&P U.S. Preferred Stock Index Fund. The Company sold the investment during the six month period ended July 31, 2011, which resulted in a realized capital gain of approximately $68,000. Investments in exchange traded funds were intended to provide the Company with a higher yielding investment than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers had voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.
     At July 31, 2011, the Company no longer held an investment in the iShares S&P U.S. Preferred Stock Index Fund.
     JSC Tekers Holdings
     JSC Tekers, Latvia, is an acquisition company focused on real estate management.
     On May 4, 2011 and May 6, 2011, the Company invested $4,500 and $4.0 million, respectively, in JSC Tekers Holdings for 2,250 shares of common stock and a secured loan with an interest rate of 8% and maturity date of June 30, 2014.
     At July 31, 2011, the Company’s secured loan had an outstanding balance, a cost basis and a fair value of $4.0 million. The common stock had a cost and fair value of $4,500.

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
     On January 25, 2011, the Company sold its common stock in LHD Europe, receiving approximately $542,000 in proceeds, which resulted in a realized gain of approximately $317,000.
     At July 31, 2011, the Company no longer held an investment in LHD Europe.
     Lockorder Limited (formerly Safestone Technologies PLC)
     Lockorder, located in Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.
     At October 31, 2010 and July 31, 2011, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.
     Mainstream Data, Inc.
     Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.
     At October 31, 2010 and July 31, 2011, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.
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
     During the nine month period ended July 31, 2011, Marine made principal payments of $300,000 on its senior secured loan.
     At July 31, 2011, the Company’s senior secured loan had an outstanding balance of $12.0 million, a cost basis of $11.9 million and a fair value of $12.0 million. The preferred stock had a cost and fair value of $3.0 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.
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

     During the nine month period ended July 31, 2011, the Valuation Committee decreased the fair value of the equity interest by $2.4 million.
     At July 31, 2011, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $34.7 million and a fair value of $41.7 million. The bridge loan had a cost and fair value of $3.6 million. The mortgage guarantees for MVC Automotive were equivalent to approximately $17.1 million at July 31, 2011. These guarantees were taken into account in the valuation of MVC Automotive.
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
     At October 31, 2010 and July 31, 2011, the Company’s equity investment in MVC Partners had a cost basis of approximately $1.4 million and fair value of approximately $1.1 million.
     NPWT Corporation
     NPWT, Gurnee, Illinois, is a medical device manufacturer and distributor of negative pressure wound therapy products.
     On April 29, 2011, the assets of a division of Ohio Medical were distributed to Ohio Medical shareholders on a pro-rata basis. The Company received 281 shares of common stock in NPWT as part of this transaction.
     On May 4, 2011, the Company invested $500,000 in NPWT for 5,000 shares of convertible preferred stock.
     At July 31, 2011, the common stock had a cost basis and fair value of approximately $1.2 million and the convertible preferred stock had a cost basis and fair value of $500,000.
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
     Octagon cancelled the revolving line of credit effective June 30, 2011. As of July 31, 2011, the revolving credit facility was no longer a commitment of the Company.
     During the nine month period ended July 31, 2011, the cost basis of the equity investment was increased by approximately $396,000 because of an allocation of flow through income.
     At July 31, 2011, the equity investment had a cost basis of approximately $2.0 million and a fair value of $5.1 million.
     Octagon High Income Cayman Fund Ltd.
     Octagon Fund, is a private fund that seeks to maximize current income consistent with the preservation of capital through the leveraged loan market. This fund is managed by Octagon, a current portfolio company.
     On February 14, 2011, the Company invested $3.0 million into the Octagon Fund.
     During the nine month period ended July 31, 2011, the Company received distributions of approximately $33,000 which were treated as realized gains.

     Since February 14, 2011, the fair value of the equity investment was increased by approximately $38,579 because of an allocation of flow through income.
     At July 31, 2011, the investment had a cost basis and fair value of approximately $3.0 million.
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
     On April 29, 2011, the assets of a division of Ohio Medical were distributed to Ohio Medical shareholders on a pro-rata basis. The Company received 281 shares of common stock in NPWT as a result of this transaction. As a result of this transaction, the cost basis and fair market value of Ohio Medical was decreased by approximately $1.2 million.
     During the nine month period ended July 31, 2011, the fair value of the preferred stock was increased by approximately $1.9 million due to a PIK distribution, which was treated as a return of capital.
     During the nine month period ended July 31, 2011, the Valuation Committee decreased the fair value of the common stock by $500,000 and the preferred stock by approximately $8.3 million.
     At July 31, 2011, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis of $15.8 million and a fair value of $0 and 17,405 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $39.1 million.
     Michael Tokarz, Chairman of the Company, Peter Seidenberg, Chief Financial Officer of the Company, and Jim O’Connor, a representative of the Company, serve as directors of Ohio Medical.
     Pre-Paid Legal Services, Inc.
     Pre-Paid Legal, Ada, Oklahoma, is the leading marketer of legal counsel and identity theft solutions to families and small businesses in the U.S. and Canada.
     On July 14, 2011, the Company purchased, at a discount, a $4.0 million tranche A term loan and a $4.0 million tranche B term loan. The tranche A term loan bears annual interest at LIBOR, with a 1.5% floor, plus 6% and matures on January 1, 2017 and the tranche B term loan bears annual interest at LIBOR, with a 1.5% floor, plus 9.5% and matures on January 1, 2017.
     At July 31, 2011, the loans had a combined outstanding balance of $8.0 million and a cost basis and fair value of $7.8 million. The increase in the costs of the term loans are due to the amortization of the original issue discount.
     RuMe, Inc.
     RuMe, Denver, Colorado, produces functional, affordable and responsible products for the environmentally and socially-conscious consumer reducing dependence on single-use products.
     On July 15, 2011, the Company invested approximately $1.2 million in RuMe. The Company received 999,999 shares of common stock for approximately $160,000 and 4,999,076 shares of series B-1 preferred stock for approximately $1.0 million.
     At July 31, 2011, the common stock had a cost basis and fair value of $160,000 and the series B-1 preferred stock had a cost basis and fair value of approximately $1.0 million.
     Christopher Sullivan, a representative of the Company, serves as a director of RuMe.
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
     During the nine month period ended July 31, 2011, the Valuation Committee increased the fair value of the common stock by $3.5 million.
     At July 31, 2011, the Company’s investment in SHL Group Limited consisted of 145,674 shares of common stock with a cost basis and fair value of $6.0 million and $13.9 million, respectively.
     SafeStone Technologies Limited (formerly Safestone Technologies PLC)
     SafeStone Limited, Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls across the extended enterprise, enforcing compliance with security policies and enabling effective management of the corporate IT and e-business infrastructure.
     At October 31, 2010 and July 31, 2011, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.
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
     On January 28, 2011, the Company invested an additional $5.0 million in Security Holdings in the form of a bridge loan. The bridge loan has an annual interest rate of 3% and a maturity date of July 31, 2012. This bridge loan allowed Security Holdings to secure project guarantees.
     On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet. This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.
     On May 26, 2011, Security Holdings repaid its bridge loan in full including all accrued interest.
     During the nine month period ended July 31, 2011, the Valuation Committee increased the fair value of the equity interest by approximately $4.5 million.
     At July 31, 2011, the Company’s investment in Security Holdings consisted of an equity interest with a cost of $33.2 million and a fair value of $13.1 million.
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

     During the nine month period ended July 31, 2011, the Valuation Committee decreased the fair value of the common equity interest by $4.3 million.
     At July 31, 2010, the Company’s equity investment had a cost basis of $17.4 million and a fair value of $7.8 million. The senior secured loan, with an annual interest rate of 10% and a maturity date of June 23, 2012, had an outstanding balance, cost and fair value of $1.5 million.
     Christopher Sullivan, a representative of the Company, serves as a director of SGDA Europe.
     SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH
     SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.
     At October 31, 2010 and July 31, 2011, the Company’s investment in SGDA consisted of a term loan with an outstanding balance and cost basis of $6.2 million. The term loan bears annual interest at 7.0% and matures on August 31, 2012. The term loan was fair valued at $6.2 million.
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
     During the nine month period ended July 31, 2011, the Valuation Committee increased the fair value of the common stock by approximately $410,000.
     At July 31, 2011, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of $4.2 million. The guarantee for Tekers was equivalent to approximately $2.0 million at July 31, 2011. This guarantee was taken into account in the valuation of Tekers.
     Sonexis, Inc.
     Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.
     At October 31, 2010 and July 31, 2011, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been fair valued at $0.
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
     At July 31, 2011, the Company no longer held an investment in SP.
     SPDR Barclays Capital High Yield Bond Fund
     SPDR Barclays Capital High Yield Bond Fund is an exchange traded fund which seeks investment results that correspond to the price and yield of the Barclays Capital High Yield Very Liquid Bond Index.

     During the nine month period ended July 31, 2011, the Company invested approximately $10.0 million in the SPDR Barclays Capital High Yield Bond Fund. The Company sold the investment during the nine month period ended July 31, 2011, which resulted in a realized capital gain of approximately $38,000. Investments in exchange traded funds were intended to provide the Company with a higher yielding investment than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers had voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.
     At July 31, 2011, the Company no longer held an investment in the SPDR Barclays Capital High Yield Bond Fund.
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
     During the nine month period ended July 31, 2011, the Company received approximately $80,000 in principal payments on the term loan provided to Storage Canada.
     At July 31, 2011, the Company’s investment in Storage Canada had an outstanding balance of $923,000, a cost basis of approximately $924,000 and a fair value of $923,000.
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
     During the nine month period ended July 31, 2011, the Valuation Committee increased the fair value of the common stock by $9.5 million.
     At July 31, 2011, the Company’s second lien loan had an outstanding balance of $10.9 million with a cost of $10.8 million. The second lien loan was fair valued at $10.9 million. The 1,115 shares of common stock were fair valued at $69.5 million and had a cost basis of $16.0 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.
     Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Summit.
     Teleguam Holdings LLC
     Teleguam, Guam, is a rural local exchange carrier providing broadband services, and local, long-distance and wireless phone services on the island of Guam.
     On June 17, 2011, the Company purchased, at a discount, a $7.0 million second lien loan with an annual interest of LIBOR, with a 1.75% floor, plus 8% and a maturity date of June 9, 2017.
     At July 31, 2011, the loan had an outstanding balance of $7.0 million and a cost basis and fair value of $6.9 million. The increase in the cost of the second lien loan is due to the amortization of the original issue discount.
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
     During the nine month period ended July 31, 2011, Total Safety made principal payments of approximately $7,500 on its first lien loan.
     During the nine month period ended July 31, 2011, the Valuation Committee increased the fair value of the first lien loan by approximately $74,000.
     At July 31, 2011, the loans had a combined outstanding balance, cost basis, and fair value of $4.4 million.
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
     At July 31, 2011, the mezzanine loan had an outstanding balance, cost basis and a fair value of $8.4 million. The increase in the cost basis of the loan is due to the amortization of loan origination fees. These increases were approved by the Company’s Valuation Committee. The junior revolving note had an outstanding balance and fair value of $1.0 million. The membership interest has a cost of $3.5 million and a fair value of $2.7 million. The warrant was fair valued at $0.
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
     During the nine month period ended July 31, 2011, the Valuation Committee increased the fair value of the Series I preferred stock by approximately $2.4 million and the Series J preferred stock by approximately $75,000.
     At July 31, 2011, the second lien loan had an outstanding balance, cost and fair value of $9.0 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The convertible Series I preferred stock had a fair value of $78.5 million and a cost of $500,000 and the convertible Series J preferred stock had a fair value of $2.6 million and a cost of $0.
     Puneet Sanan and Shivani Khurana, representatives of the Company, serve as Chairman and director, respectively, of U.S. Gas.

     Velocitius B.V.
     Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.
     At October 31, 2010, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $24.9 million.
     During the nine month period ended July 31, 2011, the Valuation Committee increased the fair value of the equity investment by $300,000.
     At July 31, 2011, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $25.2 million.
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
     During the nine month period ended July 31, 2011, the maturity date on the senior subordinated promissory note was extended to April 29, 2013.
     During the nine month period ended July 31, 2011, the Valuation Committee decreased the fair value of the common stock by $670,000.
     At July 31, 2011, the senior subordinated promissory note had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock of Vestal that had a cost basis of $1.9 million were fair valued at $1.5 million.
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
     At July 31, 2011, the Company had investments in portfolio companies totaling $428.5 million. Also, at July 31, 2011, the Company had investments in cash and cash equivalents totaling approximately $45.6 million. Of the $45.6 million in cash and cash equivalents, $7.5 million was restricted cash related to the project guarantee for Security Holdings. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid. Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.
     During the nine month period ended July 31, 2011, the Company made five new investments, committing capital totaling approximately $23.2 million. The investments were made in Octagon Fund ($3.0 million), JSC Tekers ($4.0 million), Teleguam ($7.0 million), Pre-Paid Legal ($8.0 million), and RuMe ($1.2 million).
     During the nine month period ended July 31, 2011, the Company made four follow-on investments in three existing portfolio companies totaling $8.9 million. On January 27, 2011, the Company invested $3.3 million in Security Holdings in the form of an additional equity interest. On January 28, 2011, the Company loaned an additional $5.0 million to Security Holdings in the form of a bridge loan with an annual interest rate of 3%. On May 26, 2011, Security Holdings repaid the bridge loan in full, including all accrued interest. This bridge loan allowed Security Holdings to secure project guarantees. On May 4, 2011, the Company invested $500,000 in NPWT to acquire 5,000 shares of convertible preferred stock. On May 26, 2011, the Company invested an additional $150,000 into HH&B to acquire 23,806 shares of common stock. In addition, during the nine month period ended July 31, 2011, the Company invested approximately $10.0 million in the SPDR Barclays Capital High Yield Bond Fund and approximately $10.0 million in the iShares S&P U.S. Preferred Stock Index Fund. These investments were sold during the nine month period ended July 31, 2011, resulting in a realized gain of approximately $106,000. The investments in these exchange traded funds were intended to provide the Company with higher yielding investments than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers had voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.
     Current commitments include:
          Commitments to/for Portfolio Companies:
     At July 31, 2011, the Company’s existing commitments to portfolio companies consisted of the following:
Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at July 31, 2011
Turf	$1.0 million	$1.0 million
MVC Partners/MVCFS	$20.1 million	—
Total	$21.1 million	$1.0 million
     Off-Balance Sheet Arrangements:
     In the ordinary course of business, the Company has issued guarantees on behalf of certain portfolio companies. Under these arrangements, payments would be required to be made to third parties if the portfolio companies were to default on their required payment. No amounts were recorded as a liability on the Company’s consolidated balance sheet, as such commitments are considered in the valuation of the investments in the portfolio company.
     As of July 31 2011, the Company had the following commitments to guarantee various loans and mortgages:
Off-Balance Sheet Arrangements

Guarantee	Amount Committed	Amount Funded at July 31, 2011
MVC Automotive	$9.3 million	—
MVC Automotive	$5.7 million	—
Tekers	$2.0 million	—
MVC Automotive	$2.1 million	—
Total	$19.1 million	—
     These guarantees are further described below, together with the Company’s other commitments.
     On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.
     On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2010, there was no balance outstanding on the revolving credit facility. On June 30, 2011, Octagon cancelled the commitment. As of July 31, 2011, the revolving credit facility was no longer a commitment of the Company.

     On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, equivalent to approximately $2.0 million at July 31, 2011.
     On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive, equivalent to approximately $9.3 million at July 31, 2011.
     On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.7 million at July 31, 2011) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.
     On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on January 31, 2014. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2010 and July 31, 2011, the outstanding balance of the secured junior revolving note was $1.0 million.
     On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruna (“CZK”) mortgage for MVC Automotive, equivalent to approximately $2.1 million at July 31, 2011.
     On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.
     On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in a private equity fund (“PE Fund”), for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the “GP”). The PE Fund completed a first closing of approximately $80 million of capital commitments.
     On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet. This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.
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
     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (the “Credit Facility”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility now only consists of a $50.0 million term loan, which will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable. As of July 31, 2011, there was $50.0 million outstanding on the Credit Facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a 1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing the Credit Facility. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the consolidated balance sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. The Credit Facility includes standard financial covenants including limitations on total assets to debt, debt to equity, interest coverage and eligible debt ratios.
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
     On August 1, 2011, as part of a restructuring of the Company’s investment in HuaMei, the Company sold its shares to HuaMei, resulting in a realized loss of $2.0 million.
     On September 6, 2011, the Company made a follow-on investment in Security Holdings totaling $7.0 million. The investment was in the form of an additional common equity interest.
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
     Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables which represent approximately 88.90% of the Company’s total assets at July 31, 2011. As discussed in Note 7 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.
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
     At July 31, 2011, approximately 88.90% of our total assets represented portfolio investments and escrow receivables recorded at fair value.
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
     We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries. As of July 31, 2011, our two largest investments, Summit and U.S. Gas, were fair valued at 19.6% and 22.0% of our net assets, respectively. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments. To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies deteriorate. We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.
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
     Although the Company currently has no capital loss carryforwards to utilize, during the nine month period ended July 31, 2011, the Company realized losses of approximately $14.9 million primarily associated with the dissolutions of Amersham and Harmony Pharmacy and has net unrealized losses of $31.5 million associated with Legacy Investments. If the Company’s realized losses are not offset by realized gains during the current fiscal year, the Company will be able to utilize them as capital loss carryforwards in future years. If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited. Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.
We may be unable to meet our covenant obligations under our credit facility, which could adversely affect our business.

     On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million revolving credit facility (the “Credit Facility”) with Guggenheim Corporate Funding, LLC (“Guggenheim”) as administrative agent to the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility now only consists of a $50.0 million term loan with an interest rate of LIBOR plus 450 basis points with a 1.25% LIBOR floor. The Credit Facility contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy. As of July 31, 2011, there was $50.0 million in term debt outstanding under the Credit Facility. The Credit Facility will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable.
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
(b) There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 31, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     We are not subject to any pending legal proceeding, and no such proceedings are known to be contemplated.
Item 1A. Risk Factors
     A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We had no unregistered sales of equity securities for the quarter ended July 31, 2011.
     On April 23, 2010, the Company’s Board of Directors approved a share repurchase program authorizing up to $5.0 million for share repurchases. The share repurchase program was substantially completed during the quarter ended April 30, 2011. Under the program, 380,105 shares were repurchased at an average price of $13.06, including commission, with a total cost of approximately $5.0 million. The Company’s net asset value per share was increased by approximately $0.07 as a result of the share repurchases.
     On July 19, 2011, the Company’s Board of Directors approved another share repurchase program authorizing up to $5.0 million for additional share repurchases. No shares were repurchased under this new repurchase program as of July 31, 2011.
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

MVC Capital, Inc.
Date: September 7, 2011	/s/ Michael Tokarz
Michael Tokarz
In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC Capital, Inc.
Date: September 7, 2011	/s/ Peter Seidenberg
Peter Seidenberg
In the capacity of the officer who performs the functions of Principal Financial Officer.