Form 10-K
period 2011-10-31
MVC CAPITAL, INC.
filed 2012-01-12
CIK 1099941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

(914) 701-0310 Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

(Title of each class)

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed fiscal second quarter: $330,771,861 computed on the basis of $13.83 per share, closing price of the common stock on the New York Stock Exchange (the “NYSE”) on April 29, 2011. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

There were 23,916,982 shares of the registrant’s common stock, $.01 par value, outstanding as of January 12, 2012.

Document Incorporated by Reference:

Proxy Statement for the Company’s Annual Meeting of Shareholders 2012, incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

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

GENERAL

MVC Capital, Inc. is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). MVC Capital provides equity and debt investment capital to fund growth, acquisitions and recapitalizations of small and middle-market companies in a variety of industries primarily located in the United States. Our investments can take the form of common and preferred stock and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MVC.” Effective November 1, 2006, the Company has been externally managed by The Tokarz Group Advisers LLC (“TTG Advisers”) pursuant to an Amended and Restated Investment Advisory and Management Agreement (the “Advisory Agreement”). Our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), last approved the renewal of the Advisory Agreement at their in-person meeting held on October 25, 2011.

Fiscal year 2011 represented another year where we navigated through a challenging environment and prudently deployed capital into new and existing portfolio companies. The Company made six new investments in Octagon High Income Cayman Fund Ltd. (“Octagon Fund”), JSC Tekers Holdings (“JSC Tekers”), Teleguam Holdings, LLC (“Teleguam”), Pre-Paid Legal Services, Inc. (“Pre-Paid Legal”), RuMe, Inc. (“RuMe”) and Centile Holdings B.V. (“Centile”) and made seven follow-on investments in four existing portfolio companies in Harmony Health & Beauty, Inc. (“HH&B”), SGDA Europe B.V. (“SGDA Europe”), NPWT Corporation (“NPWT”) and Security Holdings B.V. (“Security Holdings”) in fiscal year 2011. The total capital committed in fiscal year 2011 was $43.2 million compared to $8.3 million and $6.3 million in fiscal years 2010 and 2009, respectively.

The fiscal year 2010 new investment was Integrated Packaging Corporation (“IPC”) and the follow-on investments were in Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”), SGDA Europe, and Security Holdings.

There were no new investments in fiscal year 2009 and the follow-on investments included: MVC Partners LLC (“MVC Partners”), Harmony Pharmacy, SGDA Europe, and Amersham Corporation (“Amersham”).

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

Our portfolio company investments currently consist of common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, and convertible securities. At October 31, 2011, the value of all investments in portfolio companies was approximately $452.2 million and our gross assets were approximately $497.1 million compared to the value of investments in portfolio companies of approximately $433.9 million and gross assets of approximately $500.4 million at October 31, 2010.

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

On July 16, 2004, the Company formed a wholly-owned subsidiary, MVC Financial Services, Inc. (“MVCFS”). MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Company and the Company’s portfolio companies. The Company does not hold MVCFS for investment purposes. The results of MVCFS are consolidated into the Company and all inter-company accounts have been eliminated in consolidation. On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments. When operational, the results of MVC Cayman will also be consolidated into the Company.

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

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments or held in cash in interest bearing accounts. As of October 31, 2011, the Company’s investments in short-term securities, cash and cash equivalents were valued at $35.2 million. Of the $35.2 million in cash and cash equivalents, $6.9 million was restricted cash, relating to the Company’s agreement to collateralize a letter of credit being used as collateral for a project guarantee for Security Holdings.

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

Mr. Tokarz and his team managed the Company under an internal structure through October 31, 2006. On September 7, 2006, the shareholders of the Company approved the Advisory Agreement (with over 92% of the votes cast on the agreement voting in its favor) that provided for the Company to be externally managed by TTG Advisers. The agreement took effect on November 1, 2006. TTG Advisers is a registered investment adviser that is controlled by Mr. Tokarz. All of the individuals (including the Company’s investment professionals) that had been previously employed by the Company as of the fiscal year ended October 31, 2006 became employees of TTG Advisers. The Company’s investment strategy and selection process has remained the same under the externalized management structure. Our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), last approved a renewal of the Advisory Agreement at their in-person meeting held on October 25, 2011.

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

Our Investment Strategy

On November 6, 2003, Mr. Tokarz assumed his current positions as Chairman and Portfolio Manager. We seek to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries. The investments can include common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. During the fiscal year ended October 31, 2011, the Company made six new investments and seven follow-on investments in four existing portfolio companies, committing a total of $43.2 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2011, 2.17% of our assets consisted of investments made by the Company’s former management team pursuant to the prior investment objective (the “Legacy Investments”). We are, however, managing these Legacy Investments to try and realize maximum returns. At October 31, 2011, the fair value of portfolio investments of the Legacy Investments was $10.8 million. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s). In fact, during fiscal year 2006, we established MVC Partners for this purpose. Furthermore, the Board of Directors had authorized the establishment of a private equity fund (the “PE Fund”), for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the “GP”) and which may raise up to $250 million. On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund. The PE Fund has closed on approximately $104 million of capital commitments. The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is currently restricted from making Non-Diversified Investments. For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees paid by the PE Fund and up to 30% of the carried interest generated by the PE Fund. Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund. In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund. Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund.

As a result of the closings of the PE Fund, consistent with the Board-approved policy concerning the allocation of investment opportunities, the PE Fund will receive a priority allocation of all private equity investments that would otherwise be Non-Diversified Investments for the Company during the PE Fund’s investment period. For a further discussion of this allocation policy, please see “Our Investment Strategy—Allocation of Investment Opportunities” below.

Additionally, in pursuit of our objective we may acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds should such opportunities arise.

As of October 31, 2011, October 31, 2010 and October 31, 2009, the fair value of the invested portion (excluding cash and short-term securities) of our net assets as a percentage consisted of the following:

	Fair Value as a Percentage of Our Net Assets
Type of Investment	As of October 31, 2011	As of October 31, 2010	As of October 31, 2009
Senior/Subordinated Loans and credit facilities	20.40%	26.17%	36.16%
Common Stock	22.41%	18.56%	20.33%
Warrants	0.00%	0.00%	0.90%
Preferred Stock	34.89%	35.06%	38.86%
Other Equity Investments	30.09%	22.30%	22.21%

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments or held in cash in an interest bearing account. As of October 31, 2011, these investments were valued at approximately $35.2 million or 8.4% of net assets.

The current portfolio has investments in a variety of industries, including energy, specialty chemicals, automotive dealerships, medical devices, consumer products, value-added distribution, industrial manufacturing, financial services, and information technology in a variety of geographical areas, including the United States, Europe and Asia.

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

Employees

Upon the effectiveness of the Advisory Agreement on November 1, 2006, the Company no longer has any direct employees. TTG Advisers employs 18 individuals, including investment and portfolio management professionals, operations professionals and administrative staff.

OPERATING EXPENSES

During the fiscal year ended October 31, 2011, the Company bore the costs relating to the Company’s operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; NYSE fees; custodian fees and other extraordinary or nonrecurring expenses and other expenses properly payable by the Company. It should be noted that the Advisory Agreement provided for an expense cap pursuant to which TTG Advisers would absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.5% in each of the 2009 and 2010 fiscal years. On October 26, 2010, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% to the 2011 fiscal year. For fiscal year 2011, the Company’s expense ratio was 3.18% (taking into account the same exclusions as those applicable to the expense cap). On the same basis, for fiscal years 2010 and 2009, the expense ratios were 2.95% and 3.23%, respectively. For the 2011 and 2010 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).

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

VALUATION OF PORTFOLIO SECURITIES

Pursuant to the requirements of the 1940 Act and in accordance with ASC 820, we value our portfolio securities and escrow receivables at their current market values or, if market quotations are not readily available, at their estimates of fair values. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with our Valuation

Procedures adopted by the Board of Directors which are consistent with ASC 820. As permitted by the SEC, the Board of Directors has delegated the responsibility of making fair value determinations to the Valuation Committee, subject to the Board of Directors’ supervision and pursuant to our Valuation Procedures. Our Board of Directors may also hire independent consultants to review our Valuation Procedures or to conduct an independent valuation of one or more of our portfolio investments.

Pursuant to our Valuation Procedures, the Valuation Committee (which is currently comprised of three Independent Directors) determines fair valuation of portfolio company investments and escrow receivables on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the consolidated statements of operations as “Net change in unrealized appreciation (depreciation) on investments.” Currently, our NAV per share is calculated and published on a monthly basis. The fair values determined as of the most recent quarter end are reflected in that quarter’s NAV per share and in the next two months’ NAV per share calculation. (If the Valuation Committee determines to fair value an investment more frequently than quarterly, the most recently determined fair value would be reflected in the published NAV per share.) Fair values of foreign investments determined as of quarter end reflect exchange rates, as applicable, in effect on the last day of the quarter. Exchange rates fluctuate on a daily basis, sometimes significantly. Exchange rate fluctuations following quarter end are not reflected in the valuations reported in this Annual Report. See Item 1A Risk Factor. “Investments in foreign debt or equity may involve significant risks in addition to the risks inherent in U.S. investments.”

The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.

At October 31, 2011, approximately 91.20% of our total assets represented portfolio investments and escrow receivables recorded at fair value (“Fair Value Investments”).

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

The fair value of our portfolio securities and escrow receivables is inherently subjective. Because of the inherent uncertainty of fair valuation of portfolio securities and escrow receivables that do not have readily ascertainable market values, our estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Such values also do not reflect brokers’ fees or other selling costs which might become payable on disposition of such investments.

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. In accordance with the 1940 Act,

unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. At October 31, 2011, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosure about Fair Value Measurements. ASU 2010-06 provides an amendment to ASC 820-10 which requires new disclosures on transfers in and out of Levels I and II and activity in Level III fair value measurements. ASU 2010-06 also clarifies existing disclosures such as 1.) level of disaggregation and 2.) disclosure about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuance, and settlements in the roll-forward of activity in Level III fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted this guidance, the application of which has not had a material effect on the financial position or results of operations of the Company but has resulted in additional disclosures.

On May 12, 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, which will require entities to change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements related to the application of the highest and best use and valuation premise concepts for financial and nonfinancial instruments, measuring the fair value of an instrument classified in equity, and disclosures about fair value measurements. ASU 2011-04 requires additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy, including the valuation processes used by the reporting entity, the sensitivity of the fair value to changes in unobservable inputs, and the interrelationships between those unobservable inputs, if any. All the amendments to ASC 820 made by ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. Management is evaluating the new requirement and the potential impact, if any, to the Company upon implementation thereof.

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

For the Company’s or its subsidiary’s investment in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP, the Valuation Committee will rely on the GP’s determination of the Fair Value of the PE Fund, which will be made: (i) no less frequently than quarterly as of the Company’s fiscal quarter end and (ii) based on methodologies consistent with those set forth in the Company’s Valuation Procedures. Additionally, when both the Company and the PE Fund hold investments in the same portfolio company, the GP’s Fair Value determination shall be based on the Valuation Committee’s determination of the Fair Value of the Company’s portfolio security in that portfolio company.

As permitted under GAAP, the Company’s interests in private investment funds (“Investment Vehicles”) are generally valued, as a practical expedient, utilizing the net asset valuations provided by management of the underlying Investment Vehicles, without adjustment, unless TTG Advisers is aware of information indicating that a value reported does not accurately reflect the value of the Investment Vehicle, including any information showing that the valuation has not been calculated in a manner consistent with GAAP. Net unrealized appreciation (depreciation) of such investments is recorded based on the Company’s proportionate share of the aggregate amount of appreciation (depreciation) recorded by each underlying Investment Vehicle. The Company’s proportionate share includes its share of interest and dividend income and expense, and realized and unrealized gains and losses on securities held by the underlying Investment Vehicles, net of operating expenses and fees. Realized gains and losses on withdrawals from Investment Vehicles are generally recognized on a first in, first out basis.

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

As a business development company, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets. In accordance with the 1940 Act, valuation for these purposes are based on the Company’s most recently filed quarterly or annual report, as applicable. The principal categories of qualifying assets relevant to our business are:

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

Substantially all of our portfolio investments and escrow receivables are recorded at “fair value” and, as a result, there is a degree of uncertainty regarding the carrying values of our portfolio investments.

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

At October 31, 2011, approximately 91.20% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

Economic recessions or downturns, including the current economic instability in Europe and the United States, could impair our portfolio companies and have a material adverse impact on our business, financial condition and results of operations.

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

Depending on market conditions, we could incur substantial realized losses and suffer unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations. In addition, the global financial markets have not fully recovered from the global financial crisis and the economic factors which gave rise to the crisis. The continuation of current global market conditions, uncertainty or further deterioration, including the economic instability in Europe, could result in further declines in the market values of the Company investments. Such declines could also lead to diminished investment opportunities for the Company, prevent the Company from successfully executing its investment strategies or require the Company to dispose of investments at a loss while such adverse market conditions prevail.

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

During the fiscal year ended October 31, 2011, the Company had net realized losses of approximately $26.4 million primarily associated with the dissolutions of Amersham, Harmony Pharmacy, HuaMei and Sonexis and has net unrealized losses of $21.5 million associated with Legacy Investments. Since the Company’s realized losses were not offset by realized gains during the current fiscal year, the Company will be able to utilize them as capital loss carryforwards in future years. If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited. Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.

Loss of pass-through tax treatment would substantially reduce net assets and income available for dividends.

We have operated so as to qualify as a RIC. If we meet source of income, diversification and distribution requirements, we will qualify for effective pass-through tax treatment. We would cease to qualify for such pass-through tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our shareholders. Even if we qualify as a RIC, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least 98% of our income and 98.2% of our capital gains, we generally will be subject to a 4% excise tax on certain undistributed amounts.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must satisfy tests concerning the sources of our income, the nature and diversification of our assets and the amounts we distribute to our shareholders. We may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualification as a RIC. In particular, to qualify as a RIC, at least 50% of our assets must be in the form of cash and cash items, Government securities, securities of other RICs, and other securities that represent not more than 5% of our total assets and not more than 10% of the outstanding voting securities of the issuer. We have from time to time held a significant portion of our assets in the form of securities that exceed 5% of our total assets or more than 10% of the outstanding voting securities of an issuer, and compliance with the RIC requirements currently restricts us from making additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of the issuer. Thus, compliance with the RIC requirements may hinder our ability to take advantage of investment opportunities believed to be attractive, including potential follow-on investments in certain of our portfolio companies. Furthermore, as a result of the foregoing restrictions, the Board has approved an amended policy for the allocation of investment opportunities, which requires TTG Advisers to give first priority to the PE Fund for all equity investments that would otherwise be Non-Diversified Investments for the Company. For a further discussion of this allocation policy, please see “Our Investment Strategy—Allocation of Investment Opportunities” above.

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

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million revolving credit facility (the “Credit Facility”) with Guggenheim Corporate Funding, LLC (“Guggenheim”) as administrative agent to the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility consists of a $50.0 million term loan with an interest rate of LIBOR plus 450 basis points with a 1.25% LIBOR floor. As of October 31, 2011, there was $50.0 million in term debt outstanding under the Credit Facility. The Credit Facility contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy. As such, from time to time, due to investment activity, changing cash positions and the need to execute against certain corporate strategies, the Company has obtained Guggenheim’s consent to waive compliance with certain covenants contained in the Credit Facility and may require such consents in the future. The Credit Facility will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable.

In addition, if we require working capital greater than that provided by the Credit Facility, we may be required to obtain other sources of funds, which, if available, may result in increased borrowing costs for the Company and/or additional covenant obligations.

A portion of our existing investment portfolio was not selected by the investment team of TTG Advisers.

As of October 31, 2011, 2.17% of the Company’s assets were represented by Legacy Investments. These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns.

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

Additionally, as an investment adviser, TTG Advisers has a fiduciary obligation to act in the best interests of its clients, including us. To that end, if TTG Advisers manages any additional investment vehicles or client accounts (which includes its current management of the PE Fund), TTG Advisers will endeavor to allocate investment opportunities in a fair and equitable manner. When the investment professionals of TTG Advisers identify an investment, they will have to choose which investment fund should make the investment. As a result, there may be times when the management team of TTG Advisers has interests that differ from those of our shareholders, giving rise to a conflict. In an effort to mitigate situations that give rise to such conflicts, TTG Advisers adheres to a policy (which was approved by our Board of Directors) relating to allocation of investment opportunities, which generally requires, among other things, that TTG Advisers continue to offer the Company investment opportunities in mezzanine and debt securities as well as non-control equity investments in small and middle market U.S. companies. For a further discussion of this allocation policy, please see “Our Investment Strategy—Allocation of Investment Opportunities” above.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries. As of October 31, 2011, the fair value of our two largest investments, Summit Research Labs, Inc. (“Summit”) and U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 20.4% and 21.5% of our net assets, respectively. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments. To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies deteriorate. We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.

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

The Company’s shares of common stock began to trade on the NYSE on June 26, 2000, under the symbol “MVC.” The Company had 9,658 shareholders on December, 1 2011.

The following table reflects, for the periods indicated, the high and low closing prices per share of the Company’s common stock on the NYSE, by quarter.

QUARTER ENDED	HIGH	LOW
FISCAL YEAR 2011
10/31/11	$13.14	$10.23
07/31/11	$13.70	$12.51
04/30/11	$14.74	$12.96
01/31/11	$15.12	$13.07
FISCAL YEAR 2010
10/31/10	$13.44	$12.32
07/31/10	$14.80	$12.55
04/30/10	$14.71	$10.98
01/31/10	$12.27	$9.22

PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Index for the fiscal years 2007 through 2011. The graph assumes that, on October 31, 2006, a person invested $10,000 in each of our common stock, the S&P 500 Stock Index, and the Russell 2000 Financial Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in additional shares of our common stock. Past performance is no guarantee of future results.

Shareholder Return Performance Graph

Five-Year Cumulative Total Return1

(Through October 31, 2011)

DIVIDENDS AND DISTRIBUTIONS TO SHAREHOLDERS

As a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), the Company is required to distribute to its shareholders, in a timely manner, at least 90% of its investment company taxable and tax-exempt income each year. If the Company distributes, in a calendar year, at least 98% of its income and 98.2% of its capital gains for such calendar year (as well as any portion of the respective 2% balances not distributed in the previous year), it will not be subject to the 4% non-deductible federal excise tax on certain undistributed income of RICs.

Dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid quarterly according to the Company’s policy established on July 11, 2005. An additional distribution may be paid by the Company to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by

1 Total Return includes reinvestment of dividends through October 31, 2011. Past performance is no guarantee of future results.

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

We may terminate the Plan upon providing written notice to each shareholder participating in the Plan at least 60 days prior to the effective date of such termination. We may also materially amend the Plan at any time upon providing written notice to shareholders participating in the Plan at least 30 days prior to such amendment (except when necessary or appropriate to comply with applicable law or rules and policies of the SEC or other regulatory authority). You may withdraw from the Plan upon providing notice to the Plan Agent. You may obtain additional information about the Plan from the Plan Agent. Below is a description of our dividends declared during fiscal years 2010 and 2011:

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

For the Quarter Ended October 31, 2011

On October 14, 2011, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on October 31, 2011 to shareholders of record on October 24, 2011. The total distribution amounted to $2,870,038.

During the quarter ended October 31, 2011, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,492 shares of our common stock at an average price of $12.82, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

The Company designated 16% or a maximum amount of $1,315,928 of dividends declared and paid during the fiscal year ending October 31, 2011 from net operating income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate shareholders may be eligible for a dividend received deduction for certain ordinary income distributions paid by the Company. The Company designated 16% or a maximum amount of $1,315,928 of dividends declared and paid during the fiscal year ending October 31, 2011 from net operating income as qualifying for the dividends received deduction. The information necessary to prepare and complete shareholder’s tax returns for the 2011 calendar year will be reported separately on form 1099-DIV, if applicable, in January 2012.

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

Purchases of Common Stock

In fiscal 2011, as a part of the Plan, we directed the Plan Agent to purchase a total of 5,648 shares of our common stock for an aggregate amount of approximately $76,000 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during fiscal 2011.

Quarter Ended	Total Number of Shares Purchased	Average Price Paid Per Share Including Commission
10/31/11	1,492	$12.82
07/31/11	1,693	$12.56
04/30/11	1,252	$13.70
01/31/11	1,211	$14.86

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

On July 19, 2011, the Company’s Board of Directors approved another share repurchase program authorizing up to $5.0 million for additional share repurchases. No shares were repurchased under this new repurchase program as of October 31, 2011. Implementation of the program, as well as the timing thereof, depends on a variety of factors, including, among others, the availability of capital, the Company’s current share price and the ability to conduct the offer under the Credit Facility.

The following table represents our stock repurchase program for the fiscal year ended October 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share including commission	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
As of October 31, 2010	306,100	$13.06	306,100	$1,000,872
April 1, 2011 — April 30, 2011	74,005	$13.06	74,005	$34,217

Total	380,105	$13.06	380,105	$34,217

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Financial information for the fiscal years ended October 31, 2011, 2010, 2009, 2008 and 2007 are derived from the consolidated financial statements, which have been audited by Ernst & Young LLP, the Company’s current independent registered public accounting firm. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Selected Consolidated Financial Data

	Year Ended October 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$11,450	$19,315	$21,755	$26,047	$22,826
Fee income	3,180	3,696	4,099	3,613	3,750
Other income	1,341	510	255	367	374

Total operating income	15,971	23,521	26,109	30,027	26,950
Expenses:
Management fee	9,142	9,330	9,843	8,989	7,034
Administrative	4,320	3,395	3,519	3,620	2,559
Interest and other borrowing costs	3,082	2,825	3,128	4,464	4,859
Incentive compensation (Note 5)	1,948	2,479	3,717	10,822	10,813

Total operating expenses	18,492	18,029	20,207	27,895	25,265

Expense Waiver by Adviser	(251)	(150)	—	—	—

Total net operating expenses	18,241	17,879	20,207	27,895	25,265

Net operating (loss) income before taxes	(2,270)	5,642	5,902	2,132	1,685
Tax expense (benefit), net	14	8	1,377	(936)	(375)

Net operating (loss) income	(2,284)	5,634	4,525	3,068	2,060
Net realized and unrealized gain (loss):
Net realized (loss) gain on investments and foreign currency	(26,422)	32,188	(25,082)	1,418	66,944
Net change in unrealized appreciation (depreciation) on investments	35,677	(21,689)	34,804	59,465	(3,302)

Net realized and unrealized gain on investments and foreign currency	9,255	10,499	9,722	60,883	63,642

Net increase in net assets resulting from operations	$6,971	$16,133	$14,247	$63,951	$65,702

Per Share:
Net increase in net assets per share resulting from operations	$0.30	$0.66	$0.59	$2.63	$2.92
Dividends per share	$0.48	$0.48	$0.48	$0.48	$0.54
Balance Sheet Data:
Portfolio at value	$452,215	$433,901	$502,803	$490,804	$379,168
Portfolio at cost	358,219	375,582	422,794	445,600	393,428
Total assets	497,107	500,373	510,846	510,711	470,491
Shareholders’ equity	419,510	424,994	424,456	421,871	369,097
Shareholders’ equity per share (net asset value)	$17.54	$17.71	$17.47	$17.36	$15.21
Common shares outstanding at period end	23,917	23,991	24,297	24,297	24,265
Other Data:
Number of Investments funded in period	13	5	6	15	26
Investments funded ($) in period	$43,235	$8,332	$6,293	$126,300	$167,134

	2011				2010				2009
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):
Total operating income	3,421	3,482	4,544	4,524	5,130	5,257	5,336	7,798	6,354	7,410	5,757	6,588
Management fee	2,155	2,183	2,249	2,555	2,232	2,176	2,467	2,455	2,560	2,379	2,421	2,483
Administrative	1,105	1,049	990	1,176	777	910	938	770	879	894	865	881
Interest, fees and other borrowing costs	783	784	745	770	770	767	647	641	642	660	736	1,090
Incentive compensation	3,483	(463)	531	(1,603)	2,504	(3,270)	2,225	1,020	6,756	(2,550)	(335)	(154)
Expense Waiver by Adviser	(38)	(37)	(38)	(138)	(50)	(50)	(50)	—	—	—	—	—
Tax expense (benefit)	2	—	2	10	2	—	1	5	1,377	—	359	(359)
Net operating (loss) income before net realized and unrealized gains	(4,069)	(34)	65	1,754	(1,105)	4,724	(892)	2,907	(5,860)	6,027	1,711	2,647
Net increase in net assets resulting from operations	13,282	(2,369)	2,302	(6,244)	11,307	(11,281)	8,969	7,138	27,499	(6,297)	(7,809)	854
Net increase in net assets resulting from operations per share	0.56	(0.10)	0.10	(0.26)	0.47	(0.47)	0.37	0.29	1.13	(0.26)	(0.32)	0.04
Net asset value per share	17.54	17.10	17.32	17.33	17.71	17.35	17.89	17.64	17.47	16.46	16.84	17.28

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests and other private equity transactions. During the fiscal year ended October 31, 2010, the Company obtained one new investment and made four additional investments in existing portfolio companies committing a total of $8.3 million of capital to these investments. During the fiscal year ended October 31, 2011, the Company made six new investments and made seven additional investments in four existing portfolio companies committing a total of $43.2 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2011, 2.17% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s). In fact, during fiscal year 2006, we established MVC Partners, LLC (“MVC Partners”) for this purpose. Furthermore, the Board of Directors has authorized the establishment of a PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP and which may raise up to $250 million. On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund. The PE Fund has closed on approximately $104 million of capital commitments. The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is currently restricted from making Non-Diversified Investments. For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees paid by the PE Fund and up to 30% of the carried interest generated by the PE Fund. Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund. In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund. Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund.

As a result of the closing of the PE Fund, consistent with the Board-approved policy concerning the allocation of investment opportunities, the PE Fund will receive a priority allocation of all private equity investments that would otherwise be Non-Diversified Investments for the Company during the PE Fund’s investment period. For a further discussion of this allocation policy, please see “Our Investment Strategy — Allocation of Investment Opportunities” above.

Additionally, in pursuit of our objective, we may acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds should such opportunities arise.

OPERATING INCOME

For the Fiscal Years Ended October 31, 2011, 2010 and 2009.    Total operating income was $16.0 million for the fiscal year ended October 31, 2011 and $23.5 million for the fiscal year ended October 31, 2010, a decrease of $7.5 million. Fiscal year 2010 operating income decreased by $2.6 million compared to fiscal year 2009 operating income of $26.1 million.

For the Fiscal Year Ended October 31, 2011

Total operating income was $16.0 million for the fiscal year ended October 31, 2011. The decrease in operating income over the same period last year was primarily due to the repayment of investments that provided the Company with current income, reserves against non-performing loans and a decrease in dividend income from the sale of portfolio companies. The main components of operating income were the interest earned on loans and the receipt of closing, monitoring and termination fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $11.5 million in interest and dividend income from investments in portfolio companies. Of the $11.5 million recorded in interest/dividend income, approximately $3.2 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 3% to 15%, excluding those investments which interest is being reserved against. The Company received fee income and other income from portfolio companies and other entities totaling approximately $4.5 million.

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

OPERATING EXPENSES

For the Fiscal Years Ended October 31, 2011, 2010 and 2009.    Net Operating expenses were $18.2 million for the fiscal year ended October 31, 2011 and $17.9 million for the fiscal year ended 2010, an increase of approximately $300,000. Fiscal year 2010 operating expenses decreased by $2.3 million compared to fiscal year 2009 operating expenses of $20.2 million.

For the Fiscal Year Ended October 31, 2011

Operating expenses, net of the Voluntary Waiver defined below, were approximately $18.2 million or 4.38% of the Company’s average net assets for the fiscal year ended October 31, 2011. Significant components of operating expenses for the fiscal year ended October 31, 2011 were management fee expense of $9.1 million and interest and other borrowing costs of approximately $3.1 million.

The $300,000 increase in the Company’s operating expenses for the fiscal year ended October 31, 2011 compared to the fiscal year ended October 31, 2010, was primarily due to the increases in interest and other borrowing costs, legal and other expenses totaling approximately $1.0 million offset by the decreases in management fee and the estimated provision for incentive compensation expense of approximately $700,000. For the 2010 and 2011 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). On October 26, 2010, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% to the 2011 fiscal year. On October 25, 2011, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% and the Voluntary Waiver to the 2012 fiscal year. TTG Advisers has also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. For fiscal year 2010 and fiscal year 2011, the Company’s expense ratio was 2.95% and 3.18%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2011, the provision for incentive compensation was increased by a net amount of approximately $1.9 million to approximately $23.9 million. The increase in the provision for incentive compensation during the fiscal year ended October 31, 2011 reflects both increases and decreases by the Valuation Committee in the fair values of certain portfolio companies. The provision also reflects the sale of the SPDR Barclays Capital High Yield Bond Fund and the iShares S&P U.S. Preferred Stock Index Fund for a realized gain of approximately $106,000, realized gains of approximately $55,000 and $317,000 from the Octagon Fund and LHD Europe Holding, Inc. (“LHD Europe”), respectively, and a realized loss from the sale of HuaMei of $2.0 million. Specifically, it reflects the Valuation Committee’s determination to increase the fair values of six of the Company’s portfolio investments (Summit, SHL Group Limited, Security Holdings, Total Safety U.S., Inc. (“Total Safety”), U.S. Gas, and Velocitius B.V. (“Velocitius”)) by a total of approximately $39.7 million. The Valuation Committee also increased the fair value of the Ohio Medical Corporation (“Ohio Medical”) preferred stock by approximately $1.9 million due to PIK distributions, which were treated as a return of capital. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (BP Clothing, LLC (“BP”), Ohio Medical common and preferred stock, MVC Automotive Group B.V. (“MVC Automotive”), HuaMei, SIA Tekers Invest (“Tekers”), Octagon Fund, NPWT, SGDA

Europe, Vestal Manufacturing Enterprises, Inc. (“Vestal”) and HH&B) by a total of $32.1 million. During the fiscal year ended October 31, 2011, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 5 of our consolidated financial statements “Incentive Compensation” for more information.

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

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2010, the provision for incentive compensation was increased by a net amount of $2.5 million to $22.0 million. The increase in the provision for incentive compensation reflects both increases and decreases by the Valuation Committee in the fair values of certain portfolio companies and the sale of Vitality for a realized gain of $13.9 million. The difference between the amount received from the sale and Vitality’s carrying value at October 31, 2009 was an increase of $3.0 million. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Octagon Credit Investors, LLC (“Octagon”), Summit, Velocitius, LHD Europe, PreVisor, Inc. (“PreVisor”), U.S. Gas, Vestal and Dakota Growers Pasta Company, Inc. (“Dakota Growers”)) by a total of $54.2 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $6.8 million due to PIK distributions, which were treated as a return of capital. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of ten of the Company’s portfolio investments (Amersham, BP, Ohio Medical, MVC Automotive, Security Holdings, Harmony Pharmacy, GDC Acquisition, LLC (“GDC”), SGDA Europe, Turf Products, LLC (“Turf”) and SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH (“SGDA”)) by a total of $50.5 million and the Valuation Committee determination not to increase the fair values of the Amersham loan, the BP second lien loan and the GDC senior subordinated loan for the accrued PIK interest totaling approximately $732,000. As of October 31, 2010, the Company does not anticipate an incentive compensation payment being made to TTG Advisers for fiscal year 2010 based on the terms of the Advisory Agreement. During the fiscal year ended October 31, 2010, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 5 of the consolidated financial statements, “Incentive Compensation” for more information.

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Fiscal Years Ended October 31, 2011, 2010 and 2009.    Net realized losses for the fiscal year ended October 31, 2011 were $26.4 million and net realized gains for the fiscal year ended October 31, 2010 were $32.2 million. Net realized losses for the fiscal year ended October 31, 2009 were $25.1 million.

For the Fiscal Year Ended October 31, 2011

Net realized losses for the fiscal year ended October 31, 2011 were $26.4 million. The significant components of the Company’s net realized losses for the fiscal year ended October 31, 2011 was primarily due to the loss on the sale of Harmony Pharmacy common stock, demand notes and revolving credit facility, the dissolution of Amersham, the dissolution of Sonexis and the sale of HuaMei common stock. A portion of these losses were offset by the gains on the sale of LHD Europe common stock, SPDR Barclays Capital High Yield Bond Fund, the iShares S&P U.S. Preferred Stock Index Fund, and distributions from the Octagon Fund.

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

On August 31, 2011, Sonexis, a Legacy Investment, completed the dissolution of its operations and the sales of its assets. The Company realized a loss of $10.0 million as a result of this dissolution.

During the fiscal year ended October 31, 2011, the Company received distributions from Octagon Fund of approximately $55,000 which were treated as realized gains.

During the fiscal year ended October 31, 2011, the Company sold its shares in the SPDR Barclays Capital High Yield Bond Fund and the iShares S&P U.S. Preferred Stock Index Fund, which resulted in a realized gain of approximately $106,000.

For the Fiscal Year Ended October 31, 2010

Net realized gains for the fiscal year ended October 31, 2010 were $32.2 million. The significant components of the Company’s net realized gains for the fiscal year ended October 31, 2010 were primarily due to the gains on the sale of Vitality Foodservice, Inc. (“Vitality”) common and preferred stock and warrants and the sale of Dakota Growers common and preferred stock which were offset by the losses on the sale of Vendio common and preferred stock and Phoenix Coal common stock.

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

On July 2, 2010, the Company sold its common and preferred stock of Vendio Services, Inc. (“Vendio”), a legacy investment. The amount received from the sale of the 10,476 common shares was approximately $2,900 and for the 6,443,188 preferred shares was approximately $2.9 million, which resulted in a realized loss of approximately $3.5 million, including proceeds held in escrow. As part of this transaction, there was approximately $465,205 deposited in an escrow account, subject to a reduction over an eighteen month period. This escrow is valued at approximately $180,000 on the Company’s consolidated balance sheet as of October 31, 2010.

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

UNREALIZED APPRECIATION AND DEPRECIATION ON PORTFOLIO SECURITIES

For the Fiscal Years Ended October 31, 2011, 2010 and 2009.    The Company had a net change in unrealized appreciation on portfolio investments of $35.7 million for the fiscal year ended October 31, 2011 and a net change in unrealized depreciation of $21.7 million for the fiscal year ended October 31, 2010, an increase of $57.4 million. The Company had a net change in unrealized appreciation on portfolio investments of $34.8 million for the fiscal year ended October 31, 2009.

For the Fiscal Year Ended October 31, 2011

The Company had a net change in unrealized appreciation on portfolio investments of approximately $35.7 million for the fiscal year ended October 31, 2011. The change in unrealized appreciation on investment transactions for the fiscal year ended October 31, 2011 primarily resulted from the increase in unrealized appreciation reclassification from unrealized to realized, caused by the sales of Harmony Pharmacy and HuaMei and the dissolutions of Amersham and Sonexis of approximately $26.9 million. The other components in the change in unrealized appreciation are the Valuation Committee’s decision to increase the fair value of the Company’s investments in Summit common stock by $14.5 million, SHL Group Limited common stock by $4.9 million, Security Holdings equity interest by approximately $17.6 million, Total Safety first lien loan by approximately $74,000, U.S. Gas preferred stock by $2.5 million and Velocitius equity interest by $200,000. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions which were treated as a return of capital. The Valuation Committee also decreased the fair value of the Company’s investments in MVC Automotive equity interest by approximately $1.7 million, Tekers common stock by approximately $2.3 million, Octagon Fund by $209,000, BP second lien loan by $3.9 million and term loan A and B by a combined $3.2 million, Ohio Medical common stock by $500,000 and preferred stock by approximately $8.0 million, NPWT common and preferred stock by a net amount of $200,000, HuaMei common stock by approximately $1.5 million, SGDA Europe equity interest by approximately $4.3 million, Vestal common stock by $745,000 and HH&B by $5.7 million during the fiscal year ended October 31, 2011.

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

PORTFOLIO INVESTMENTS

For the Fiscal Years Ended October 31, 2011 and 2010.    The cost of the portfolio investments held by the Company at October 31, 2011 and 2010 was $358.2 million and $375.6 million, respectively, representing a decrease of $17.4 million. The primary reasons for the decrease in the cost of the portfolio investments are the realizations on equity investments and repayment of debt investments, as well as other factors. The aggregate fair value of portfolio investments at October 31, 2011 and at October 31, 2010 was $452.2 million and $433.9 million, respectively, representing an increase of $18.3 million. The cost and aggregate market value of cash and cash equivalents held by the Company at October 31, 2011 and 2010 was $35.2 million and $56.4 million, respectively, representing a decrease of approximately $21.2 million.

For the Fiscal Year Ended October 31, 2011

During the fiscal year ended October 31, 2011, the Company made six new investments, committing capital totaling approximately $26.1 million. The investments were made in Octagon Fund ($3.0 million), JSC Tekers ($4.0 million), Teleguam ($7.0 million), Pre-Paid Legal ($8.0 million), RuMe ($1.2 million) and Centile ($3.0 million).

During the fiscal year ended October 31, 2011, the Company made seven follow-on investments in four existing portfolio companies totaling approximately $17.1 million. On January 27, 2011, the Company invested $3.3 million in Security Holdings in the form of an additional equity interest. On January 28, 2011, the Company loaned an additional $5.0 million to Security Holdings in the form of a bridge loan with an annual interest rate of 3%. This bridge loan allowed Security Holdings to secure project guarantees. On May 4, 2011, the Company invested $500,000 in NPWT to acquire 5,000 shares of convertible preferred stock. On May 26, 2011 and September 14, 2011, the Company invested an additional $150,000 on each date into HH&B to acquire an additional 47,612 shares of common stock. On September 6, 2011, the Company invested $7.0 million in Security Holdings in the form of an additional equity interest. On October 17, 2011, the Company invested $1.0 million in SGDA Europe in the form of additional equity interest. In addition, during the fiscal year ended October 31, 2011, the Company invested approximately $10.0 million in the SPDR Barclays Capital High Yield

Bond Fund and approximately $10.0 million in the iShares S&P U.S. Preferred Stock Index Fund. These investments were sold during the fiscal year ended October 31, 2011, resulting in a realized gain of approximately $106,000. The investments in these exchange traded funds were intended to provide the Company with higher yielding investments than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers had voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.

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

On January 11, 2011, SHL Group Limited, which provides workplace talent assessment solutions, including ability and personality tests, and psychometric assessments, acquired the Company’s portfolio company PreVisor. The Company received 1,518,762 common shares of SHL Group Limited for its investment in PreVisor. The cost basis and market value of the Company’s investment remained unchanged at the time as a result of the transaction.

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

On May 26, 2011, Security Holdings repaid its bridge loan in full, including all accrued interest.

On August 1, 2011, as part of a restructuring of the Company’s investment in HuaMei, the Company sold its shares to HuaMei, resulting in a realized loss of $2.0 million.

On August 31, 2011, Sonexis, a Legacy Investment, completed the dissolution of its operations and the sales of its assets. The Company realized a loss of $10.0 million as a result of this dissolution.

On October 3, 2011, Storage Canada, LLC (“Storage Canada”) repaid its term loan in full including all accrued interest.

On October 17, 2011, the Company converted SGDA Europe’s $1.5 million senior secured loan and all accrued interest to additional common equity interest.

On October 28, 2011, Total Safety repaid its first and second lien loans in full including all accrued interest.

On October 31, 2011, the Company received a distribution from NPWT of $500,000, which was treated as a return of capital and returned all cash invested into NPWT to the Company.

During the fiscal year ended October 31, 2011, Marine Exhibition Corporation (“Marine”) made principal payments totaling $450,000 on its senior subordinated loan. The balance of the loan as of October 31, 2011 was approximately $12.0 million.

During the fiscal year ended October 31, 2011, Octagon borrowed and repaid $1.5 million on its revolving line of credit. Octagon cancelled the revolving line of credit effective June 30, 2011. As of October 31, 2011, the revolving credit facility was no longer a commitment of the Company.

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

During the quarter ended October 31, 2011, the Valuation Committee increased the fair value of the Company’s investments in SHL Group Limited common stock by $1.4 million, Security Holdings equity interest by approximately $13.1 million, Summit common stock by $5.0 million, Ohio Medical preferred stock by $400,000 and MVC Automotive equity interest by $750,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $748,981. In addition, during the quarter ended October 31, 2011, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $193,000. The Valuation Committee also decreased the fair value of the Company’s investments in Octagon Fund by approximately $234,000, Tekers common stock by $2.7 million, NPWT common and preferred stock by a net amount of approximately $200,000, Velocitius equity interest by $100,000 and Vestal common stock by $75,000 during the quarter ended October 31, 2011.

During the fiscal year ended October 31, 2011, the Valuation Committee increased the fair value of the Company’s investments in Summit common stock by $14.5 million, SHL Group Limited common stock by $4.9 million, Security Holdings equity interest by approximately $17.6 million, Total Safety first lien loan by approximately $74,000, U.S. Gas preferred stock by $2.5 million and Velocitius equity interest by $200,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, SP, Marine, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $3,174,721. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions, which were treated as a return of capital. Also, during the fiscal year ended October 31, 2011, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $589,000. The Valuation Committee also decreased the fair value of the Company’s investments in MVC Automotive equity interest by approximately $1.7 million, Tekers common stock by approximately $2.3 million, Octagon Fund by $209,000, BP second lien loan by $3.9 million and term loan A and B by a combined $3.2 million, Ohio Medical common stock by $500,000 and preferred stock by approximately $8.0 million, NPWT common and preferred stock by a net amount of $200,000, HuaMei common stock by approximately $1.5 million, SGDA Europe equity interest by approximately $4.3 million, Vestal common stock by $745,000 and HH&B by $5.7 million during the fiscal year ended October 31, 2011.

At October 31, 2011, the fair value of all portfolio investments, exclusive of short-term investments, was $452.2 million with a cost basis of $358.2 million. At October 31, 2011, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $32.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.4 million and $325.9 million, respectively. At October 31, 2010, the fair value of all portfolio investments, exclusive of short-term securities, was $433.9 million, with a cost basis of $375.6 million. At October 31, 2010, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $423.1 million and $333.3 million, respectively.

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

Portfolio Companies

During the fiscal year ended October 31, 2011, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2010 and October 31, 2011, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been fair valued at $0.

Amersham Corporation

Amersham, Louisville, Colorado, manufactured precision machined components for the aviation, automotive and medical device markets.

At October 31, 2010, the Company’s investment in Amersham consisted of a $2.5 million note and a $4.1 million note. The $2.5 million note had an annual interest rate of 10% and matured on June 29, 2010. The note was not repaid at the time of maturity. The $4.1 million note bears annual interest at 17%, which includes a 3% default interest rate. The interest rate then steps down to 13% for the period July 1, 2010 to June 30, 2012 and steps down again to 12% for the period July 1, 2012 to June 30, 2013. The note has a maturity date of June 30, 2013. The note had a principal face amount and cost basis of $4.1 million at October 31, 2010. At October 31, 2010, the notes had a combined outstanding balance and cost of $6.5 million and a combined fair value of $0. The Company has reserved in full against the interest accrued on the $2.5 million and $4.1 million note.

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

At October 31, 2011, the Company no longer held an investment in Amersham.

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

During the fiscal year ended October 31, 2011, the Valuation Committee decreased the fair value of the second lien loan by approximately $3.9 million, the fair value of term loan A by approximately $1.4 million, and the fair value of term loan B by approximately $1.8 million.

At October 31, 2011, the loans had a combined outstanding balance of $24.3 million, a cost basis of $23.6 million and a fair value of $280,000. The increase in the outstanding balance and cost of the term loans are due to the amortization of loan origination fees and the increase in the outstanding balance of the second lien loan is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest for the fiscal year ended October 31, 2011. The Company has also reserved in full against all accrued interest starting on July 1, 2010.

Centile Holding B.V.

Centile, Sophia-Antipolis, France, is a leading European innovator of unified communications, network platforms, hosted solutions, applications and tools that help mobile, fixed and web-based communications service providers serve the needs of enterprise end users.

On October 20, 2011, the Company invested approximately $3.0 million in Centile in the form of equity interest.

At October 31, 2011, the equity investment in Centile had a cost and fair value of $3.0 million.

Christopher Sullivan, a representative of the Company, serves as a director of Centile.

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

At October 31, 2011, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost and fair value of $44,000 and the 1,991 shares of convertible series B preferred stock had a cost and fair value of approximately $10.0 million. The unsecured subordinated loan had an outstanding balance of $14.6 million, a cost of $14.5 million and a fair value of $14.6 million. The increase in the cost basis and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Michael Tokarz, Chairman of the Company, and Shivani Khurana, representative of the Company, serve as directors of Custom Alloy.

DPHI, Inc. (formerly DataPlay, Inc.)

DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.

At October 31, 2010 and October 31, 2011, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2010 and October 31, 2011, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $10.8 million.

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

At October 31, 2011, the loan had an outstanding balance of $3.3 million and a cost of $3.2 million. The loan and warrants were fair valued at $0. The increase in the outstanding balance of the loan is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest for the fiscal year ended October 31, 2011. The Company has reserved in full against the interest accrued on the senior subordinated loan since July 1, 2010.

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

On May 26, 2011 and September 14, 2011, the Company invested an additional $150,000 on each date into HH&B to acquire an additional 47,611 shares of common stock.

During the fiscal year ended October 31, 2011, the Valuation Committee decreased the fair value of the common stock by $5.7 million.

At October 31, 2011, the Company’s investment in HH&B consisted of 147,621 shares of common stock with a cost of $6.7 million and fair value of $1.0 million.

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

At October 31, 2011, the Company no longer held an investment in Harmony Pharmacy.

HuaMei Capital Company, Inc.

HuaMei, San Francisco, California, is a Chinese-American, cross border investment bank and advisory company.

At October 31, 2010, the Company’s investment in HuaMei consisted of 120,000 shares of common stock with a cost of $2.0 million and fair value of $1.5 million.

During the first three quarters of the 2011 fiscal year, the Valuation Committee decreased the fair value of the common stock by approximately $1.5 million.

On August 1, 2011, as part of a restructuring of the Company’s investment in HuaMei, the Company sold its shares to HuaMei, resulting in a realized loss of $2.0 million.

At October 31, 2011, the Company no longer held an investment in HuaMei.

Integrated Packaging Corporation

IPC, New Brunswick, New Jersey, is a manufacturer of corrugated boxes and packaging material.

On April 2, 2010, the Company acquired an investment in IPC in the form of a warrant. The Company received the warrant in exchange for services provided to another investor in IPC.

At October 31, 2010 and October 31, 2011, the Company’s investment in IPC had a zero cost basis and has been fair valued at $0.

iShares S&P U.S. Preferred Stock Index Fund

iShares S&P U.S. Preferred Stock Index Fund is an exchange traded fund, which seeks results that correspond generally to the price and yield of the S&P U.S. Preferred Stock Index.

During the fiscal year ended October 31, 2011, the Company invested approximately $10.0 million in the iShares S&P U.S. Preferred Stock Index Fund. The Company sold the investment during the fiscal year ended October 31, 2011, which resulted in a realized capital gain of approximately $68,000. Investments in liquid, exchange traded funds were intended to provide the Company with a higher yielding investment than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers had voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.

At October 31, 2011, the Company no longer held an investment in the iShares S&P U.S. Preferred Stock Index Fund.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

On May 4, 2011 and May 6, 2011, the Company invested $4,500 and $4.0 million, respectively, in JSC Tekers Holdings for 2,250 shares of common stock and a secured loan with an interest rate of 8% and maturity date of June 30, 2014.

At October 31, 2011, the Company’s secured loan had an outstanding balance, a cost basis and a fair value of $4.0 million. The common stock had a cost and fair value of $4,500.

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

At October 31, 2011, the Company no longer held an investment in LHD Europe.

Lockorder Limited (formerly Safestone Technologies PLC)

Lockorder, located in Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.

At October 31, 2010 and October 31, 2011, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2010 and October 31, 2011, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

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

During the fiscal year ended October 31, 2011, Marine made principal payments of $450,000 on its senior secured loan.

At October 31, 2011, the Company’s senior secured loan had an outstanding balance of $12.0 million, a cost basis of $11.9 million and a fair value of $12.0 million. The preferred stock had a cost and fair value of $3.0 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.

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

During the fiscal year ended October 31, 2011, the Valuation Committee decreased the fair value of the equity interest by approximately $1.7 million.

At October 31, 2011, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of $34.7 million and a fair value of $42.5 million. The bridge loan had a cost and fair value of $3.6 million. The mortgage guarantees for MVC Automotive were equivalent to approximately $13.7 million at October 31, 2011. These guarantees were taken into account in the valuation of MVC Automotive.

Michael Tokarz, Chairman of the Company, and Christopher Sullivan, a representative of the Company, serve as directors of MVC Automotive.

MVC Partners LLC

MVC Partners, Purchase, New York, a wholly-owned portfolio company, is a private equity firm established primarily to serve as the general partner, managing member or anchor investor of private or other investment vehicles.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in a private equity fund (“PE Fund”), for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the “GP”). The PE Fund has closed on approximately $104 million of capital commitments.

At October 31, 2010 and October 31, 2011, the Company’s equity investment in MVC Partners had a cost basis of approximately $1.4 million and fair value of approximately $1.1 million.

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

On October 31, 2011, the Company received a distribution from NPWT of $500,000, which was treated as a return of capital and returned all cash invested into NPWT to the Company.

During the fiscal year ended October 31, 2011, the Valuation Committee decreased the fair value of the common and preferred stock by a net amount of approximately $200,000.

At October 31, 2011, the common stock had a cost basis of $1.2 million and a fair value of approximately $56,000. The convertible preferred stock had a cost basis of $0 and a fair value of $1.0 million.

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

Octagon cancelled the revolving line of credit effective June 30, 2011. As of October 31, 2011, the revolving credit facility was no longer a commitment of the Company.

During the fiscal year ended October 31, 2011, the cost basis of the equity investment was increased by approximately $589,000 because of an allocation of flow through income.

During the fiscal year ended October 31, 2011, the Company received a distribution of approximately $202,000 from Octagon which was treated as a return of capital.

At October 31, 2011, the equity investment had a cost basis of approximately $2.2 million and a fair value of $5.3 million.

Octagon High Income Cayman Fund Ltd.

Octagon Fund, is a private fund that seeks to maximize current income consistent with the preservation of capital through the leveraged loan market. This fund is managed by Octagon, a current portfolio company.

On February 14, 2011, the Company invested $3.0 million into the Octagon Fund.

During the fiscal year ended October 31, 2011, the Valuation Committee decreased the fair value of the investment by approximately $209,000.

During the fiscal year ended October 31, 2011, the Company received distributions of approximately $55,000 which were treated as realized gains.

At October 31, 2011, the investment had a cost basis of $3.0 million and a fair value of approximately $2.8 million.

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

On April 29, 2011, the assets of a division of Ohio Medical were distributed to Ohio Medical shareholders on a pro-rata basis. The Company received 281 shares of common stock in NPWT as a result of this transaction. As a result of this transaction, the cost basis and fair market value of Ohio Medical preferred stock was decreased by approximately $1.2 million.

During the fiscal year ended October 31, 2011, the fair value of the preferred stock was increased by approximately $1.9 million due to a PIK distribution, which was treated as a return of capital.

During the fiscal year ended October 31, 2011, the Valuation Committee decreased the fair value of the common stock by $500,000 and the preferred stock by approximately $8.0 million.

At October 31, 2011, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis of $15.8 million and a fair value of $0 and 18,102 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $39.5 million.

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

At October 31, 2011, the loans had a combined outstanding balance of $8.0 million and a cost basis and fair value of approximately $7.8 million. The increases in the costs of the term loans are due to the amortization of the original issue discount.

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

At October 31, 2011, the common stock had a cost basis and fair value of $160,000 and the series B-1 preferred stock had a cost basis and fair value of approximately $1.0 million.

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

At October 31, 2010 and October 31, 2011, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.

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

On September 6, 2011, the Company invested $7.0 million in Security Holdings in the form of an additional equity interest.

During the fiscal year ended October 31, 2011, the Valuation Committee increased the fair value of the equity interest by approximately $17.6 million.

At October 31, 2011, the Company’s investment in Security Holdings consisted of an equity interest with a cost of approximately $40.2 million and a fair value of $33.2 million.

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

On October 17, 2011, the Company invested $1.0 million in SGDA Europe in the form of additional equity interest. Also on October 17, 2011, the Company converted SGDA Europe’s $1.5 million senior secured loan and all accrued interest to additional common equity interest.

During the fiscal year ended October 31, 2011, the Valuation Committee decreased the fair value of the common equity interest by approximately $4.3 million.

At October 31, 2011, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of $10.5 million.

Christopher Sullivan, a representative of the Company, serves as a director of SGDA Europe.

SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH

SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.

At October 31, 2010 and October 31, 2011, the Company’s investment in SGDA consisted of a term loan with an outstanding balance and cost basis of approximately $6.2 million. The term loan bears annual interest at 7.0% and matures on August 31, 2012. The term loan was fair valued at $6.2 million.

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

On January 11, 2011, SHL Group Limited acquired the Company’s portfolio company PreVisor. The Company received 1,518,762 common shares of SHL Group Limited for its investment in PreVisor. The cost basis and market value of the Company’s investment remained unchanged as a result of the transaction.

During the fiscal year ended October 31, 2011, the Valuation Committee increased the fair value of the common stock by $4.9 million.

At October 31, 2011, the Company’s investment in SHL Group Limited consisted of 1,518,762 shares of common stock with a cost basis and fair value of $6.0 million and $15.3 million, respectively.

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

During the fiscal year ended October 31, 2011, the Valuation Committee decreased the fair value of the common stock by approximately $2.3 million.

At October 31, 2011, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $1.5 million. The guarantee for Tekers had a commitment of 251,155 euros at October 31, 2011, equivalent to approximately $348,000. This guarantee was taken into account in the valuation of Tekers.

Sonexis, Inc.

Sonexis, Inc. (“Sonexis”), Tewksbury, Massachusetts, a Legacy Investment, is the developer of a new kind of conferencing solution — Sonexis ConferenceManager — a modular platform that is designed to support a breadth of audio and web conferencing functionality to deliver rich media conferencing.

At October 31, 2010, the Company’s investment in Sonexis consisted of 131,615 shares of common stock with a cost of $10.0 million. The investment has been fair valued at $0.

On August 31, 2011, Sonexis completed the dissolution of its operations and the sale of its assets. The Company realized a loss of $10.0 million as a result of this dissolution.

At October 31, 2011, the Company no longer held an investment in Sonexis.

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

At October 31, 2011, the Company no longer held an investment in SP.

SPDR Barclays Capital High Yield Bond Fund

SPDR Barclays Capital High Yield Bond Fund is an exchange traded fund which seeks investment results that correspond to the price and yield of the Barclays Capital High Yield Very Liquid Bond Index.

During the fiscal year ended October 31, 2011, the Company invested approximately $10.0 million in the SPDR Barclays Capital High Yield Bond Fund. The Company sold the investment during the fiscal year ended October 31, 2011, which resulted in a realized capital gain of approximately $38,000. Investments in liquid, exchange traded funds were intended to provide the Company with a higher yielding investment than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers had voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.

At October 31, 2011, the Company no longer held an investment in the SPDR Barclays Capital High Yield Bond Fund.

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

On October 3, 2011, Storage Canada repaid its term loan in full including all accrued interest.

At October 31, 2011, the Company no longer held an investment in Storage Canada.

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

During the fiscal year ended October 31, 2011, the Valuation Committee increased the fair value of the common stock by $14.5 million.

At October 31, 2011, the Company’s second lien loan had an outstanding balance of approximately $11.1 million with a cost of approximately $11.0 million. The second lien loan was fair valued at approximately $11.1 million. The 1,115 shares of common stock were fair valued at approximately $74.5 million and had a cost basis of approximately $16.0 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

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

At October 31, 2011, the loan had an outstanding balance of $7.0 million and a cost basis and fair value of approximately $6.9 million. The increase in the cost of the second lien loan is due to the amortization of the original issue discount.

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

During the fiscal year ended October 31, 2011, the Valuation Committee increased the fair value of the first lien loan by approximately $74,000.

On October 28, 2011, Total Safety repaid its first and second lien loans in full including all accrued interest.

At October 31, 2011, the Company no longer held an investment in Total Safety.

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

At October 31, 2011, the mezzanine loan had an outstanding balance, cost basis and a fair value of approximately $8.4 million. The increase in the cost basis of the loan is due to the amortization of loan origination fees. These increases were approved by the Company’s Valuation Committee. The junior revolving note had an outstanding balance and fair value of $1.0 million. The membership interest has a cost of approximately $3.5 million and a fair value of approximately $2.7 million. The warrant was fair valued at $0.

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

During the fiscal year ended October 31, 2011, the Valuation Committee increased the fair value of the Series I preferred stock by approximately $2.4 million and the Series J preferred stock by approximately $75,000.

At October 31, 2011, the second lien loan had an outstanding balance, cost and fair value of approximately $9.1 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The convertible Series I preferred stock had a fair value of $78.5 million and a cost of $500,000 and the convertible Series J preferred stock had a fair value of $2.6 million and a cost of $0.

Puneet Sanan, a representative of the Company, serves as Chairman of U.S. Gas.

Velocitius B.V.

Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.

At October 31, 2010, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $24.9 million.

During the fiscal year ended October 31, 2011, the Valuation Committee increased the fair value of the equity investment by $200,000.

At October 31, 2011, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $25.1 million.

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

During the fiscal year ended October 31, 2011, the maturity date on the senior subordinated promissory note was extended to April 29, 2013.

During the fiscal year ended October 31, 2011, the Valuation Committee decreased the fair value of the common stock by $745,000.

At October 31, 2011, the senior subordinated promissory note had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock of Vestal that had a cost basis of approximately $1.9 million were fair valued at approximately $1.5 million.

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

At October 31, 2011, the Company had investments in portfolio companies totaling $452.2 million. Also, at October 31, 2011, the Company had investments in cash and cash equivalents totaling approximately $35.2 million. Of the $35.2 million in cash and cash equivalents, $6.9 million was restricted cash related to the project guarantee for Security Holdings. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid. Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering significantly more liquidity than traditional portfolio company investments.

During the fiscal year ended October 31, 2011, the Company made six new investments, committing capital totaling approximately $26.1 million. The investments were made in Octagon Fund ($3.0 million), JSC Tekers ($4.0 million), Teleguam ($7.0 million), Pre-Paid Legal ($8.0 million), RuMe ($1.2 million) and Centile ($3.0 million).

During the fiscal year ended October 31, 2011, the Company made seven follow-on investments in four existing portfolio companies totaling approximately $17.1 million. On January 27, 2011, the Company invested $3.3 million in Security Holdings in the form of an additional equity interest. On January 28, 2011, the Company loaned an additional $5.0 million to Security Holdings in the form of a bridge loan with an annual interest rate of 3%. This bridge loan allowed Security Holdings to secure project guarantees. On May 4, 2011, the Company invested $500,000 in NPWT to acquire 5,000 shares of convertible preferred stock. On May 26, 2011 and September 14, 2011, the Company invested an additional $150,000 on each date into HH&B to acquire an additional 47,612 shares of common stock. On September 6, 2011, the Company invested $7.0 million in Security Holdings in the form of an additional equity interest. On October 17, 2011, the Company invested $1.0 million in SGDA Europe in the form of additional equity interest. In addition, during the fiscal year ended October 31, 2011, the Company invested approximately $10.0 million in the SPDR Barclays Capital High Yield Bond Fund and approximately $10.0 million in the iShares S&P U.S. Preferred Stock Index Fund. These

investments were sold during the fiscal year ended October 31, 2011, resulting in a realized gain of approximately $106,000. The investments in these exchange traded funds were intended to provide the Company with higher yielding investments than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers had voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.

Current balance sheet resources, which include the additional cash resources from the Credit Facilities, are believed to be sufficient to finance current commitments. Current commitments include:

Commitments to/for Portfolio Companies

At October 31, 2011, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at October 31, 2011
Turf	$1.0 million	$1.0 million
MVC Partners/MVCFS	$20.1 million	—

Total	$21.1 million	$1.0 million

Guarantees

As of October 31, 2011, the Company had the following commitments to guarantee various loans and mortgages:

Off-Balance Sheet Arrangements

Guarantee	Amount Committed	Amount Funded at October 31, 2011
MVC Automotive	$8.2 million	—
MVC Automotive	$5.5 million	—
Tekers	$348,000	—

Total	$14.0 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies. At October 31, 2011 and 2010, the estimated fair values of the guarantee obligations noted above were $0.

These guarantees are further described below, together with the Company’s other commitments.

On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.

On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2010, there was no balance outstanding on the revolving credit facility. On June 30, 2011, Octagon cancelled the commitment. As of October 31, 2011, the revolving credit facility was no longer a commitment of the Company.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers. The guarantee had a commitment of 251,155 euros at October 31, 2011, equivalent to approximately $348,000.

On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive. The guarantee had a commitment of approximately 5.9 million euros at October 31, 2011, equivalent to approximately $8.2 million.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.5 million at October 31, 2011) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive. The Company has consistently reported the amount of the guarantee as 4.0 million Euro. The Company and MVC Automotive continues to view this amount as the full amount of our commitment. The Company has recently learned that Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of October 31, 2011 is approximately 6.9 million Euro (equivalent to approximately $9.6 million). The Company is working with Erste Bank to resolve the discrepancy.

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on January 31, 2014. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2010 and October 31, 2011, the outstanding balance of the secured junior revolving note was $1.0 million.

On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruna (“CZK”) mortgage for MVC Automotive. On December 9, 2009, the mortgage that was guaranteed was refinanced by MVC Automotive, resulting in the release of the guarantee. As of October 31, 2011, the guarantee was no longer a commitment of the Company.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in a private equity fund (“PE Fund”), for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the “GP”). The PE Fund has closed on approximately $104 million of capital commitments.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet. This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

Commitments of the Company

Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers, which has since been amended and restated (the “Advisory Agreement”) and described in Note 4 of the consolidated financial statements, “Management”, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue, Purchase, New York 10577.

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (the “Credit Facility”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility now only consists of a $50.0 million term loan, which will expire on

April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable. As of October 31, 2011, there was $50.0 million outstanding on the Credit Facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a 1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing the Credit Facility. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the consolidated balance sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. The Credit Facility includes standard financial covenants including limitations on total assets to debt, debt to equity, interest coverage and eligible debt ratios. Please see the Item 1A Risk Factor, “We may be unable to meet our covenant obligations under our credit facility, which could adversely affect our business,” for a risk factor relating to the Company’s credit facility.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

A summary of our contractual payment obligations as of October 31, 2011 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Credit Facility I	$50,000,000	N/A	$50,000,000	N/A	N/A
Total Debt	$50,000,000	N/A	$50,000,000	N/A	N/A

SUBSEQUENT EVENTS

Since October 31, 2011, the Company through MVC Partners and MVCFS contributed approximately $6.3 million of its $20.1 million capital commitment to the PE Fund, which to date has invested in Plymouth Rock Energy, LLC and Gibdock Limited.

BP Clothing LLC, a designer and manufacturer of women’s apparel, filed for Chapter 11 protection on December 12, 2011, in New York with agreement to turn ownership over to secured lenders under a bankruptcy reorganization plan. Secured lenders, including the Company, have agreed to support a Chapter 11 plan where first-lien creditors will take 90 percent of the new stock, second-lien lenders will have 6 percent, and subordinated lenders will have 4 percent. The plan-support agreement requires filing the plan and disclosure statement by year’s end, with consummation of the plan not later than March 31, 2012.

On December 16, 2011, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on January 6, 2012 to shareholders of record on December 30, 2011. The total distribution amounted to approximately $2.9 million.

On December 28, 2011, the Company received its third scheduled disbursement from the Vitality Foodservice, Inc. escrow of approximately $585,000.

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

Recent Accounting Pronouncements

In January 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosure about Fair Value Measurements. ASU 2010-06 provides an amendment to ASC 820-10 which requires new disclosures on transfers in and out of Levels I and II and activity in Level III fair value measurements. ASU 2010-06 also clarifies existing disclosures such as 1.) level of disaggregation and 2.) disclosure about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuance, and settlements in the roll-forward of activity in Level III fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted this guidance, the application of which has not had a material effect on the financial position or results of operations of the Company but has resulted in additional disclosures.

On May 12, 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, which will require entities to change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements related to the application of the highest and best use and valuation premise concepts for financial and nonfinancial instruments, measuring the fair value of an instrument classified in equity, and disclosures about fair value measurements. ASU 2011-04 requires additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy, including the valuation processes used by the reporting entity, the sensitivity of the fair value to changes in unobservable inputs, and the interrelationships between those unobservable inputs, if any. All the amendments to ASC 820 made by ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. Management is evaluating the new requirement and the potential impact, if any, to the Company upon implementation thereof.

Tax Status and Capital Loss Carryforwards

As a RIC, the Company is not subject to federal income tax to the extent that it distributes all of its investment company taxable income and net realized capital gains for its taxable year (see Notes 12 and 13. “Notes to Consolidated Financial Statements”). This allows us to attract different kinds of investors than other publicly held corporations. The Company is also exempt from excise tax if it distributes at least 98% of its income and 98.2% of its capital gains during each calendar year. At October 31, 2010, the Company had no capital loss carryforwards. During fiscal year 2011, the Company had net realized losses of approximately $26.4 million and as a result, the Company had approximately $26.3 million in capital loss carryforwards as of October 31, 2011. The Company also has approximately $21.5 million in unrealized losses associated with Legacy Investments.

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

Pursuant to our Valuation Procedures, the Valuation Committee (which is currently comprised of three Independent Directors) determines fair valuation of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the consolidated statements of operations as “Net change in unrealized appreciation (depreciation) on investments.” Currently, our NAV per share is calculated and published on a monthly basis. The fair values determined as of the most recent quarter end are reflected in that quarter’s NAV per share and in the next two months’ NAV per share calculation. (If the Valuation Committee determines to fair value an investment more frequently than quarterly, the most recently determined fair value would be reflected in the published NAV per share.) Fair values of foreign investments determined as of quarter end reflect exchange rates, as applicable, in effect on the last day of the quarter. Exchange rates fluctuate on a daily basis, sometimes significantly. Exchange rate fluctuations following quarter end are not reflected in the valuations reported in this Annual Report. See Item 1A Risk Factors, “Investments in foreign debt or equity may involve significant risks in addition to the risks inherent in U.S. investments.”

The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.

At October 31, 2011, approximately 91.20% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

For the Company’s or its subsidiary’s investment in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP, the Valuation Committee will rely on the GP’s determination of the Fair Value of the PE Fund, which will be made: (i) no less frequently than quarterly as of the Company’s fiscal quarter end and (ii) based on methodologies consistent with those set forth in the Company’s Valuation Procedures. Additionally, when both the Company and the PE Fund hold investments in the same portfolio company, the GP’s Fair Value determination shall be based on the Valuation Committee’s determination of the Fair Value of the Company’s portfolio security in that portfolio company.

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

Income Taxes

It is the policy of the Company to meet the requirements for qualification as a RIC under Subchapter M of the Code. As a RIC, the Company is not subject to income tax to the extent that it distributes all of its investment company taxable income and net realized capital gains for its taxable year. The Company is also exempt from excise tax if it distributes at least 98% of its income and 98.2% of its capital gains during each calendar year.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended October 31, 2011, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS. The 2008, 2009, 2010 and 2011 federal tax years for the Company and MVCFS remain subject to examination by the IRS.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	October 31, 2011	October 31, 2010
ASSETS
Assets
Cash and cash equivalents	$28,317,460	$56,390,628
Restricted cash and cash equivalents	6,925,000	—
Investments at fair value
Non-control/Non-affiliated investments (cost $90,292,464 and $113,688,332)	51,182,558	56,704,561
Affiliate investments (cost $126,356,770 and $119,874,343)	187,953,099	167,106,213
Control investments (cost $141,569,773 and $142,019,459)	213,079,430	210,090,715

Total investments at fair value (cost $358,219,007 and $375,582,134)	452,215,087	433,901,489
Dividends, interest and fee receivables, net of reserves	7,872,867	6,374,314
Escrow receivables	1,146,899	2,063,420
Prepaid expenses	629,868	1,564,306
Prepaid taxes	—	78,463

Total assets	$497,107,181	$500,372,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Term loan	$50,000,000	$50,000,000
Provision for incentive compensation (Note 5)	23,938,058	21,990,314
Management fee payable	2,600,905	2,232,295
Professional fees payable	703,293	515,651
Other accrued expenses and liabilities	288,111	599,843
Consulting fees payable	64,999	38,054
Taxes payable	2,099	2,039

Total liabilities	77,597,465	75,378,196

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 23,916,982 and 23,990,987 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	428,428,139	429,461,516
Accumulated earnings	40,499,006	40,218,844
Dividends paid to stockholders	(80,171,868)	(68,682,836)
Accumulated net realized gain (loss)	(25,755,440)	2,197,091
Net unrealized appreciation	93,996,080	58,319,355
Treasury stock, at cost, 4,387,466 and 4,313,461 shares held, respectively	(37,769,245)	(36,802,590)

Total shareholders’ equity	419,509,716	424,994,424

Total liabilities and shareholders’ equity	$497,107,181	$500,372,620

Net asset value per share	$17.54	$17.71

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2011

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments — 12.20% (a, c, f, g)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d, j)		$5,000,003	$—
BP Clothing, LLC	Apparel	Second Lien Loan 16.5000%, 07/18/2012 (b, h, i)	$20,362,135	19,579,285	—
		Term Loan A 8.0000%, 07/18/2011 (h, i)	1,987,500	1,987,500	280,000
		Term Loan B 11.0000%, 07/18/2011 (h, i)	2,000,000	2,000,000	—

				23,566,785	280,000
DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d, j)		4,520,355	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d, j)		15,000,000	10,790,000
GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (b, h, i)	3,348,160	3,237,952	—
		Warrants (d)		—	—

				3,237,952	—
Integrated Packaging Corporation	Manufacturer of Packaging Material	Warrants (d)		—	—
Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—
MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d, j)		3,750,000	—
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,236,364	56,364
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	1,000,000

				1,236,364	1,056,364
Octagon High Income Cayman Fund Ltd.	Investment Company	Series 1 Participating Non-Voting Shares (3,014 shares) (e, k)		3,013,952	2,804,543
Prepaid Legal Services, Inc.	Consumer Services	Tranche A Term Loan 7.5000%, 12/31/2016 (h)	4,000,000	3,943,303	3,943,303
		Tranche B Term Loan 11.0000%, 12/31/2016 (h)	4,000,000	3,886,607	3,886,607

				7,829,910	7,829,910
SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000%, 08/31/2012 (e, h)	6,187,350	6,187,350	6,187,350
SHL Group Limited	Human Capital Management	Common Stock (1,518,762 shares) (d, e)		6,000,000	15,300,000
Teleguam Holdings, LLC	Telecommunications	Second Lien Loan 9.7500%, 06/09/2017 (h)	7,000,000	6,934,391	6,934,391
Sub Total Non-control/Non-affiliated investments				90,292,464	51,182,558

Affiliate investments — 44.80% (a, c, f, g)
Centile Holding B.V.	Software	Common Equity Interest (d, e)		3,001,376	3,001,376
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b, h)	14,559,236	14,485,213	14,559,236
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				24,485,213	24,559,236
Harmony Health & Beauty, Inc.	Healthcare - Retail	Common Stock (147,621 shares) (d)		6,700,000	1,000,000
JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d, e)		4,500	4,500
		Secured Loan 8.0000%, 06/30/2014 (e, h)	4,000,000	4,000,000	4,000,000

				4,004,500	4,004,500
Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 10/26/2017 (b, h)	11,958,188	11,921,592	11,958,188
		Convertible Preferred Stock (20,000 shares) (b)		3,024,872	3,024,872

				14,946,464	14,983,060

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)

October 31, 2011

Company	Industry	Investment	Principal	Cost	Fair Value
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		$2,176,607	$5,333,657
RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	999,815

				1,159,815	1,159,815
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		40,186,620	33,200,000
SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		20,084,598	10,500,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	$9,143,848	9,111,577	9,143,848
		Convertible Series I Preferred Stock (32,200 shares) (d)		500,000	78,515,749
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	2,551,858

				9,611,577	90,211,455
Sub Total Affiliate investments				126,356,770	187,953,099
Control Investments — 50.79% (a, c, f, g)
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		34,736,939	42,450,000
		Bridge Loan 10.0000%, 12/31/2011 (e, h)	3,643,557	3,643,557	3,643,557

				38,380,496	46,093,557
MVC Partners, LLC	Private Equity	Limited Liability Company Interest (d)		1,350,253	1,133,729
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (18,102 shares) (b)		30,000,000	39,500,000

				45,763,636	39,500,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	1,525,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/31/2013 (b, h)	11,055,089	10,999,118	11,055,089
		Common Stock (1,115 shares) (d)		16,000,000	74,500,000

				26,999,118	85,555,089
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 13.0000%, 01/31/2014 (b, h)	8,395,261	8,395,261	8,395,261
		Junior Revolving Note 6.0000%, 01/31/2014 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	2,721,794
		Warrants (d)		—	—

				12,930,955	12,117,055
Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	25,100,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2013 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	1,455,000

				2,450,000	2,055,000
Sub Total Control Investments				141,569,773	213,079,430
TOTAL INVESTMENT ASSETS — 107.79% (f)				$358,219,007	$452,215,087

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
(c)

All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., Octagon High Income Cayman Fund Ltd., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, JSC Tekers Holdings, Centile Holding B.V. and Velocitius B.V. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.
(e)	The principal operations of these portfolio companies are located outside of the United States.
(f)	Percentages are based on net assets of $419,509,716 as of October 31, 2011.
(g)	See Note 3 for further information regarding “Investment Classification.”
(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.
(i)	All or a portion of the accrued interest on these securities have been reserved against.
(j)	Legacy Investments.
(k)

Octagon High Income Cayman Fund Ltd., which seeks to maximize current income consistent with the preservation of capital through the leveraged loan market and offers monthly liquidity after the initial six months of the investment with a 15-day notice period.

—	Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2010

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments — 13.34% (a, c, f, g)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d, j)		$5,000,003	$—
Amersham Corp.	Manufacturer of Precision - Machined Components	Second Lien Seller Note 10.0000%, 06/29/2010 (h, i)	$2,473,521	2,473,521	—
		Second Lien Seller Note 17.0000%, 06/30/2013 (b, h, i)	4,066,463	4,066,463	—

				6,539,984	—
BP Clothing, LLC	Apparel	Second Lien Loan 16.5000%, 07/18/2012 (b, h, i)	19,554,187	19,452,605	3,917,417
		Term Loan A 8.0000%, 07/18/2011 (h)	1,987,500	1,981,798	1,727,423
		Term Loan B 11.0000%, 07/18/2011 (h, i)	2,000,000	1,994,690	1,749,486

				23,429,093	7,394,326
DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d, j)		4,520,355	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d, j)		15,000,000	10,790,000
GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 17.0000%, 08/31/2011 (b, h, i)	3,237,952	3,237,952	—
		Warrants (d)		—	—

				3,237,952	—
Integrated Packaging Corporation	Manufacturer of Packaging Material	Warrants (d)		—	—
Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—
MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d, j)		3,750,000	—
SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000%, 08/31/2012 (e, h)	6,187,350	6,187,350	6,187,350
Sonexis, Inc.	Technology Investments	Common Stock (131,615 shares) (d, j)		10,000,000	—
SP Industries, Inc.	Laboratory Research Equipment	First Lien Loan 7.5000%, 12/31/2012 (h)	732,054	597,890	732,054
		Second Lien Loan 15.0000%, 12/31/2013 (b, h)	26,226,421	25,959,855	26,226,421

				26,557,745	26,958,475
Storage Canada, LLC	Self Storage	Term Loan 8.7500%, 03/30/2013 (h)	1,002,500	1,004,096	1,002,500
Total Safety U.S., Inc.	Engineering Services	First Lien Seller Note 6.2500%, 12/08/2012 (h)	946,352	946,352	871,910
		Second Lien Seller Note 6.7880%, 12/08/2013 (h)	3,500,000	3,500,000	3,500,000

				4,446,352	4,371,910

Sub Total Non-control/Non-affiliated investments				113,688,332	56,704,561

Affiliate investments — 39.32% (a, c, f, g)
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 14.0000%, 09/18/2012 (b)	13,570,193	13,412,262	13,570,193
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				23,412,262	23,570,193
Harmony Pharmacy & Health Center, Inc.	Healthcare - Retail	Revolving Credit Facility 10.0000%, 12/31/2010 (b, h)	5,248,696	5,248,696	5,100,000
		Demand Note 10.0000% (h, i)	500,000	500,000	—
		Demand Note 10.0000% (h, i)	800,000	800,000	—
		Demand Note 10.0000% (h, i)	600,000	600,000	600,000
		Demand Note 10.0000% (h, i)	700,000	700,000	—
		Demand Note 10.0000% (h, i)	3,300,000	3,300,000	—
		Demand Note 10.0000% (h, i)	2,200,000	2,200,000	—
		Common Stock (2,000,000 shares) (d)		750,000	—

				14,098,696	5,700,000

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)

October 31, 2010

Company	Industry	Investment	Principal	Cost	Fair Value
HuaMei Capital Company, Inc.	Financial Services	Common Stock (120,000 shares) (d)		$2,000,000	$1,525,000
LHD Europe Holding, Inc.	Non-Alcoholic Beverages	Common Stock, Series A (960 shares) (d, e)		165,682	332,144
		Convertible Common Stock, Series B (344 shares) (d, e)		59,369	117,856

				225,051	450,000
Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 11.0000%, 10/26/2017 (b, h)	$11,927,605	11,865,567	11,927,605
		Convertible Preferred Stock (20,000 shares) (b)		2,794,514	2,794,514

				14,660,081	14,722,119
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		1,587,236	4,542,141
PreVisor, Inc.	Human Capital Management	Common Stock (9 shares) (d)		6,000,000	10,400,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		29,885,900	5,300,000
SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		17,388,551	12,100,000
		Senior Secured Loan 10.0000%, 6/23/2012 (e, h)	1,500,000	1,500,000	1,500,000

				18,888,551	13,600,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 14.0000%, 07/26/2012 (b, h)	8,692,789	8,616,566	8,692,789
		Convertible Series I Preferred Stock (32,200 shares) (d)		500,000	76,127,069
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	2,476,902

				9,116,566	87,296,760
Sub Total Affiliate investments				119,874,343	167,106,213
Control Investments—49.43% (a, c, f, g)
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		34,736,939	44,100,000
		Bridge Loan 10.0000%, 12/31/2010 (e, h)	3,643,557	3,643,557	3,643,557

				38,380,496	47,743,557
MVC Partners, LLC	Private Equity Firm	Limited Liability Company Interest (d)		1,350,253	1,133,729
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		17,000,000	500,000
		Series A Convertible Preferred Stock (15,473 shares) (b, h)		30,000,000	46,806,540

				47,000,000	47,306,540
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	3,790,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 14.0000%, 08/31/2013 (b, h)	10,299,834	10,213,333	10,299,834
		Common Stock (1,115 shares) (d)		16,000,000	60,000,000

				26,213,333	70,299,834
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 15.0000%, 11/30/2010 (b, h)	8,395,261	8,394,368	8,395,261
		Junior Revolving Note 6.0000%, 5/1/2011 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	2,721,794
		Warrants (d)		—	—

				12,930,062	12,117,055
Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	24,900,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000%, 04/29/2011 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	2,200,000

				2,450,000	2,800,000
Sub Total Control Investments				142,019,459	210,090,715
TOTAL INVESTMENT ASSETS — 102.09% (f)				$375,582,134	$433,901,489

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

(d)	Non-income producing assets.
(e)	The principal operations of these portfolio companies are located outside of the United States.
(f)	Percentages are based on net assets of $424,994,424 as of October 31, 2010.
(g)	See Note 3 for further information regarding “Investment Classification.”
(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.
(i)	All or a portion of the accrued interest on these securities have been reserved against.
(j)	Legacy Investments.
—	Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Year Ended October 31, 2011	For the Year Ended October 31, 2010	For the Year Ended October 31, 2009
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$246,234	$—	$—
Affiliate investments	571,401	2,275,531	2,459,914

Total dividend income	817,635	2,275,531	2,459,914

Interest income
Non-control/Non-affiliated investments	2,624,633	8,693,240	10,294,769
Affiliate investments	4,898,975	5,007,696	5,070,990
Control investments	3,108,630	3,338,769	3,929,470

Total interest income	10,632,238	17,039,705	19,295,229

Fee income
Non-control/Non-affiliated investments	1,483,294	352,679	621,252
Affiliate investments	1,130,131	2,717,090	2,615,151
Control investments	566,426	626,780	862,253

Total fee income	3,179,851	3,696,549	4,098,656

Other income	1,341,241	509,712	254,945

Total operating income	15,970,965	23,521,497	26,108,744

Operating Expenses:
Management fee	9,141,822	9,329,809	9,843,427
Interest and other borrowing costs	3,082,125	2,824,788	3,127,594
Incentive compensation (Note 5)	1,947,744	2,479,167	3,716,852
Other expenses	1,209,693	832,391	904,695
Legal fees	884,472	487,000	594,000
Audit fees	560,800	548,500	659,400
Consulting fees	550,271	366,200	164,700
Insurance	348,027	353,135	377,400
Directors fees	329,000	346,800	272,100
Administration	268,146	273,986	290,362
Public relations fees	89,800	84,000	77,800
Printing and postage	80,280	103,396	178,875

Total operating expenses	18,492,180	18,029,172	20,207,205

Less: Expense Waiver by Adviser[1]	(150,000)	(150,000)	—
Less: Voluntary Management Fee Waiver by Adviser[2]	(100,635)	—	—

Total waivers	(250,635)	(150,000)	—

Total net operating expenses	18,241,545	17,879,172	20,207,205

Net operating (loss) income before taxes	(2,270,580)	5,642,325	5,901,539

Tax (Benefit) Expenses:
Deferred tax expense	—	—	1,443,765
Current tax expense (benefit)	13,557	8,476	(66,946)

Total tax expense	13,557	8,476	1,376,819

Net operating (loss) income	(2,284,137)	5,633,849	4,524,720

Net Realized and Unrealized Gain (Loss) on
Investments and Foreign Currency:
Net realized (loss) gain on investments and foreign currency
Non-control/Non-affiliated investments	(16,339,803)	(205,245)	(324)
Affiliate investments	(10,081,806)	36,111,253	(7,000,000)
Control investments	—	(3,717,209)	(18,081,404)
Foreign currency	—	(389)	—

Total net realized (loss) gain on investments and foreign currency	(26,421,609)	32,188,410	(25,081,728)
Net change in unrealized appreciation (depreciation) on investments	35,676,725	(21,689,497)	34,804,497

Net realized and unrealized gain on investments and foreign currency	9,255,116	10,498,913	9,722,769

Net increase in net assets resulting from operations	$6,970,979	$16,132,762	$14,247,489

Net increase in net assets per share resulting from operations	$0.30	$0.66	$0.59

Dividends declared per share	$0.48	$0.48	$0.48

1

Reflects waiver by TTG Advisers, pursuant to its voluntary waiver of $150,000 of expenses (for the 2011 & 2010 fiscal years) that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). Please see Note 4 “Management” for more information.

2

Reflects TTG Advisers’ voluntary agreement that any assets of the Company invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. Please see Note 4 “Management” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended October 31, 2011	For the Year Ended October 31, 2010	For the Year Ended October 31, 2009
Cash flows from Operating Activities:
Net increase in net assets resulting from operations	$6,970,979	$16,132,762	$14,247,489
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used) provided by operating activities:
Net realized (gain) loss	26,421,609	(32,188,410)	25,081,728
Net change in unrealized (appreciation) depreciation	(35,676,725)	21,689,497	(34,804,497)
Amortization of discounts and fees	(34,327)	(15,517)	(73,434)
Increase in accrued payment-in-kind dividends and interest	(3,174,721)	(5,561,308)	(6,354,807)
Increase in allocation of flow through income	(589,371)	(298,058)	(156,742)
Changes in assets and liabilities:
Dividends, interest and fees receivable	(1,498,553)	(988,981)	(2,743,339)
Escrow receivables	916,521	(2,063,420)	—
Prepaid expenses	934,438	(292,953)	1,026,081
Prepaid taxes	78,463	299,420	381,142
Deferred tax	—	—	1,443,765
Incentive compensation (Note 5)	1,947,744	2,479,167	3,716,852
Other Liabilities	271,525	(1,190,987)	533,176
Purchases of equity investments	(39,507,490)	(6,456,751)	(1,017,554)
Purchases of debt instruments	(25,909,586)	(2,500,000)	(11,652,248)
Proceeds from equity investments	20,630,017	71,987,346	286,100
Proceeds from debt instruments	39,526,996	22,244,985	16,692,298

Net cash (used) provided by operating activities	(8,692,481)	83,276,792	6,606,010

Cash flows from Financing Activities:
Repurchase of common stock	(966,655)	(3,999,128)	—
Distributions to shareholders paid	(11,489,032)	(11,594,909)	(11,662,602)
Net repayments on revolving credit facility	—	(12,300,000)	(6,700,000)

Net cash used in financing activities	(12,455,687)	(27,894,037)	(18,362,602)

Net change in cash and cash equivalents for the year	(21,148,168)	55,382,755	(11,756,592)

Cash and cash equivalents, beginning of year	56,390,628	1,007,873	12,764,465

Cash and cash equivalents, end of year	$35,242,460	$56,390,628	$1,007,873

During the year ended October 31, 2011, 2010 and 2009 MVC Capital, Inc. paid $2,898,949, $2,205,644 and $2,307,884, in interest expense, respectively.

During the year ended October 31, 2011, 2010 and 2009 MVC Capital, Inc. paid $2,134, $2,039 and $0 in income taxes, respectively.

Non-cash activity:

During the years ended October 31, 2011, 2010 and 2009, MVC Capital, Inc. recorded payment-in-kind dividend and interest income of $3,174,721, $5,561,308 and $6,354,807, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the years ended October 31, 2010, 2009 and 2008 MVC Capital Inc. was allocated $1,335,755, $509,712 and $254,945, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of these amounts, $746,384 $211,654 and $98,203 respectively, was received in cash and the balance of $589,371, $298,058 and $156,742, respectively, was undistributed and therefore increased the cost of the investment. The fair value was then increased by $589,371, $298,058 and $156,742 respectively, by the Company’s Valuation Committee.

On December 29, 2009, MVC Capital, Inc. sold the common and preferred shares and the warrants of Vitality Food Service, Inc.’s (“Vitality”). As part of this transaction, there was approximately $2.9 million deposited in an escrow account subject to a reduction over a three year period in accordance with a specified schedule. This escrow is currently carried at approximately $927,349 on the Company’s consolidated balance sheet.

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

On October 17, 2011, MVC Capital, Inc. converted the SGDA Europe B.V. senior secured loan of $1.5 million to additional common equity interest.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Year Ended October 31, 2011	For the Year Ended October 31, 2010	For the Year Ended October 31, 2009
Operations:
Net operating (loss) income	$(2,284,137)	$5,633,849	$4,524,720
Net realized (loss) gain on investments and foreign currencies	(26,421,609)	32,188,410	(25,081,728)
Net change in unrealized appreciation (depreciation) on investments	35,676,725	(21,689,497)	34,804,497

Net increase in net assets from operations	6,970,979	16,132,762	14,247,489

Shareholder Distributions:
Distributions to shareholders	(11,489,032)	(11,594,909)	(11,662,602)

Net decrease in net assets from shareholder distributions	(11,489,032)	(11,594,909)	(11,662,602)

Capital Share Transactions:
Repurchase of common stock	(966,655)	(3,999,128)	—

Net decrease in net assets from capital share transactions	(966,655)	(3,999,128)	—

Total (decrease) increase in net assets	(5,484,708)	538,725	2,584,887

Net assets, beginning of year	424,994,424	424,455,699	421,870,812

Net assets, end of year	$419,509,716	$424,994,424	$424,455,699

Common shares outstanding, end of year	23,916,982	23,990,987	24,297,087

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Year Ended October 31, 2011	For the Year Ended October 31, 2010	For the Year Ended October 31, 2009	For the Year Ended October 31, 2008	For the Year Ended October 31, 2007
Net asset value, beginning of year	$17.71	$17.47	$17.36	$15.21	$12.41
Gain from operations:
Net operating (loss) income	(0.10)	0.23	0.19	0.24	0.13
Net realized and unrealized gain on investments	0.40	0.43	0.40	2.39	2.79

Total gain from investment operations	0.30	0.66	0.59	2.63	2.92

Less distributions from:
Income	—	(0.23)	(0.19)	(0.09)	(0.08)
Return of capital	(0.48)	(0.25)	(0.29)	(0.39)	(0.46)

Total distributions	(0.48)	(0.48)	(0.48)	(0.48)	(0.54)

Capital share transactions
Anti-dilutive effect of share issuance	—	—	—	—	0.42
Anti-dilutive effect of share repurchase program	0.01	0.06	—	—	—

Total capital share transactions	0.01	0.06	—	—	0.42

Net asset value, end of year	$17.54	$17.71	$17.47	$17.36	$15.21

Market value, end of year	$12.93	$13.35	$9.18	$12.30	$17.06

Market premium (discount)	(26.28)%	(24.62)%	(47.45%)	(29.15%)	12.16%
Total Return — At NAV (a)	1.80%	4.16%	3.50%	17.49%	27.39%
Total Return — At Market (a)	0.35%	50.86%	(21.48%)	(25.44%)	35.02%
Ratios and Supplemental Data:
Net assets, end of year (in thousands)	$419,510	$424,994	$424,456	$421,871	$369,097
Ratios to average net assets:
Expenses excluding tax expense (benefit)	4.38%	4.19%	4.88%	7.00%	7.89%
Expenses including tax expense (benefit)	4.39%	4.19%	5.21%	6.77%	7.78%
Expenses excluding incentive compensation	3.92%	3.61%	4.31%	4.05%	4.40%
Expenses excluding incentive compensation, interest and other borrowing costs	3.18%	2.95%	3.56%	2.93%	2.88%
Net operating income before tax expense (benefit)	(0.54)%	1.32%	1.42%	0.54%	0.53%
Net operating income after tax expense (benefit)	(0.55)%	1.32%	1.09%	0.77%	0.64%
Net operating income before incentive compensation	(0.08)%	1.90%	1.99%	3.49%	4.02%
Net operating income before incentive compensation, interest and other borrowing costs	0.66%	2.56%	2.74%	4.61%	5.54%
Ratios to average net assets excluding waivers:
Expenses excluding tax expense (benefit)	4.44%	4.22%	N/A	N/A	N/A
Expenses including tax expense (benefit)	4.45%	4.22%	N/A	N/A	N/A
Expenses excluding incentive compensation	3.98%	3.64%	N/A	N/A	N/A
Expenses excluding incentive compensation, interest and other borrowing costs	3.24%	2.98%	N/A	N/A	N/A
Net operating income before tax expense (benefit)	(0.60)%	1.29%	N/A	N/A	N/A
Net operating income after tax expense (benefit)	(0.61)%	1.29%	N/A	N/A	N/A
Net operating income before incentive compensation	(0.14)%	1.87%	N/A	N/A	N/A
Net operating income before incentive compensation, interest and other borrowing costs	0.60%	2.53%	N/A	N/A	N/A

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Notes to Consolidated Financial Statements

October 31, 2011

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

On July 7, 2004, the Company’s name change from “meVC Draper Fisher Jurvetson Fund I, Inc.” to “MVC Capital, Inc.” became effective.

On July 16, 2004, the Company commenced the operations of MVC Financial Services, Inc. (“MVCFS”). MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Company and the Company’s portfolio companies. The Company does not hold MVCFS for investment purposes and does not intend to sell MVCFS. On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments.

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

On December 11, 2008, our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), at their in-person meeting approved an amended and restated investment advisory and management agreement (also, the “Advisory Agreement”), which was approved by stockholders of the Company on April 14, 2009. The renewal of the Advisory Agreement was last approved by the Independent Directors at their in-person meeting held on October 25, 2011.

2.	Consolidation

On July 16, 2004, the Company formed a wholly owned subsidiary company, MVCFS. On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments.

The results of MVCFS are consolidated into the Company and all inter-company accounts have been eliminated in consolidation. When operational, the results of MVC Cayman will also be consolidated into the Company.

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

Recent Accounting Pronouncements — In January 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosure about Fair Value Measurements. ASU 2010-06 provides an amendment to ASC 820-10 which requires new disclosures on transfers in and out of Levels I and II and activity in Level III fair value measurements. ASU 2010-06 also clarifies existing disclosures such as 1.) level of disaggregation and 2.) disclosure about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuance, and settlements in the roll-forward of activity in Level III fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted this guidance, the application of which has not had a material effect on the financial position or results of operations of the Company but has resulted in additional disclosures.

On May 12, 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, which will require entities to change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements related to the application of the highest and best use and valuation premise concepts for financial and nonfinancial instruments, measuring the fair value of an instrument classified in equity, and disclosures about fair value measurements. ASU 2011-04 requires additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy, including the valuation processes used by the reporting entity, the sensitivity of the fair value to changes in unobservable inputs, and the interrelationships between those unobservable inputs, if any. All the amendments to ASC 820 made by ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. Management is evaluating the new requirement and the potential impact, if any, to the Company upon implementation thereof.

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

Pursuant to our Valuation Procedures, the Valuation Committee (which is currently comprised of three Independent Directors) determines fair valuation of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the consolidated statements of operations as “Net change in unrealized appreciation (depreciation) on investments.” Currently, our NAV per share is calculated and published on a monthly basis. The fair values determined as of the most recent quarter end are reflected in that quarter’s NAV per share and in the next two months’ NAV per share calculation. (If the Valuation Committee determines to fair value an investment more frequently than quarterly, the most recently determined fair value would be reflected in the published NAV per share.) Fair values of foreign investments determined as of quarter end reflect exchange rates, as applicable, in effect on the last day of the quarter. Exchange rates fluctuate on a daily basis, sometimes significantly. Exchange rate fluctuations following quarter end are not reflected in the valuations reported as of quarter end.

The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.

At October 31, 2011, approximately 91.20% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

Investment Classification — We classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that we are deemed to “Control”. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of us, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under that 1940 Act, we are deemed to control a company in which we have invested if we own 25% or more of the voting securities of such company or have greater than 50% representation on its board. We are deemed to be an affiliate of a company in which we have invested if we own 5% or more and less than 25% of the voting securities of such company.

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

Restricted Cash and Cash Equivalents — Cash and cash equivalent accounts that are not available to the Company for day to day use are classified as restricted cash. Restricted cash and cash equivalents are carried at cost which approximates fair value.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended October 31, 2010, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS. The 2008, 2009, 2010 and 2011 federal tax years for the Company and the 2008, 2009, 2010 and 2011 federal tax years for MVCFS remain subject to examination by the IRS.

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

Our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), last approved a renewal of the Advisory Agreement at their in-person meeting held on October 25, 2011.

Under the terms of the Advisory Agreement, TTG Advisers determines, consistent with the Company’s investment strategy, the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes. TTG Advisers also identifies and negotiates the structure of the Company’s investments (including performing due diligence on prospective portfolio companies), closes and monitors the Company’s investments, determines the securities and other assets purchased, retains or sells and oversees the administration, recordkeeping and compliance functions of the Company and/or third parties performing such functions for the Company. TTG Advisers’ services under the Advisory Agreement are not exclusive, and it may furnish similar services to other entities. Pursuant to the Advisory Agreement, the Company is required to pay TTG Advisers a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at 2.0% per annum of the Company’s total assets excluding cash, the value of any investment in a Third-Party Vehicle covered by a Separate Agreement (as defined in the Advisory Agreement) and the value of any investment by the Company not made in portfolio companies (“Non-Eligible Assets”) but including assets purchased with borrowed funds that are not Non-Eligible Assets. The incentive fee consists of two parts: (i) one part is based on our pre-incentive fee net operating income; and (ii) the other part is based on the capital gains realized on our portfolio of securities acquired after November 1, 2003. The Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company, to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.5% in each of the 2009, 2010 and 2011 fiscal years. For more information, please see Note 5. On October 25, 2011, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% to the 2012 fiscal year. In addition, for fiscal years 2010, 2011 and 2012, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTGA Advisers under the Advisory Agreement (the “Voluntary Waiver”).

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

At October 31, 2008, the provision for estimated incentive compensation was approximately $15.8 million. During the fiscal year ended October 31, 2009, this provision for incentive compensation was increased by a net amount of approximately $3.7 million to $19.5 million. The amount of the provision reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments: U.S. Gas, Tekers, Vestal, Vitality, Summit, MVC Automotive, Dakota Growers and Velocitius by a total of $79.0 million. The provision also reflects the Valuation Committee’s determination to increase the fair value of the Ohio Medical preferred stock by approximately $5.8 million due to a PIK distribution which was treated as a return of capital. The Company also received a return of capital distribution from Turf of approximately $286,000. The net increase in the provision for incentive compensation during the fiscal year ended October 31, 2009 was a result of the Valuation Committee’s determination to decrease the fair values of 12 of the Company’s portfolio investments (Ohio Medical, Timberland, Custom Alloy, PreVisor, Amersham, Turf Products, LLC (“Turf”), Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”), BP, MVC Partners, SGDA, Security Holdings B.V. (“Security Holdings”), and HuaMei Capital Company, Inc. (“HuaMei”)) by a total of $68.9 million. The Valuation Committee also determined not to increase the fair values of the Harmony Pharmacy revolving credit facility, Timberland senior subordinated loan and the Amersham loan for the accrued PIK totaling $1.0 million. During the fiscal year ended October 31, 2009, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

At October 31, 2009, the provision for estimated incentive compensation was approximately $19.5 million. During the fiscal year ended October 31, 2010, this provision for incentive compensation was increased by a net amount of approximately $2.5 million to $22.0 million. The increase in the provision for incentive compensation reflects both increases and decreases by the Valuation Committee in the fair values of certain portfolio companies and the sale of Vitality for a realized gain of $13.9 million. The difference between the amount received from the sale and Vitality’s carrying value at October 31, 2009 was an increase of $3.0 million. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Octagon, Summit, Velocitius, LHD Europe, PreVisor, U.S. Gas, Vestal and Dakota Growers) by a total of $54.2 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $6.8 million due to PIK distributions, which were treated as a return of capital. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of ten of the Company’s portfolio investments (Amersham, BP, Ohio Medical, MVC Automotive, Security Holdings, Harmony Pharmacy, GDC, SGDA Europe, Turf and SGDA) by a total of $50.5 million and the Valuation Committee determination not to increase the fair values of the Harmony Pharmacy revolving credit facility, the Amersham loan, the BP second lien loan and the GDC senior subordinated loan for the accrued PIK interest totaling approximately $656,000. As of October 31, 2010, the Company does not anticipate an incentive compensation payment being made to TTG Advisers for fiscal year 2010 because 20% of cumulative aggregate net realized capital gains was than less than the aggregate unrealized depreciation (on our portfolio securities acquired after November 1, 2003) based on the terms of the Advisory Agreement. During the fiscal year ended October 31, 2010, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

At October 31, 2010, the provision for estimated incentive compensation was approximately $22.0 million. During the fiscal year ended October 31, 2011, this provision for incentive compensation was increased by a net amount of approximately $1.9 million to approximately $23.9 million. The increase in the provision for incentive compensation during the fiscal year ended October 31, 2011 reflects both increases and decreases by the Valuation Committee in the fair values of certain portfolio companies. The provision also reflects the sale of the SPDR Barclays Capital High Yield Bond Fund and the iShares S&P U.S. Preferred Stock Index Fund for a realized gain of approximately $106,000, a realized gain of approximately $55,000 from the Octagon Fund, a realized gain of approximately 317,000 from LHD Europe and a realized loss from the sale of HuaMei of $2.0 million. Specifically, it reflects the Valuation Committee’s determination to increase the fair values of six of the Company’s portfolio investments (Summit, SHL Group Limited, Security Holdings, Total Safety, U.S. Gas, and Velocitius) by a total of approximately $39.7 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions, which were treated as a return of capital. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (BP, Ohio Medical common and preferred stock, MVC Automotive, HuaMei, Tekers, Octagon Fund, NPWT, SGDA Europe, Vestal and HH&B) by a total of $32.1 million. During the fiscal year ended October 31, 2011, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

6.	Dividends and Distributions to Shareholders

As a RIC, the Company is required to distribute to its shareholders, in a timely manner, at least 90% of its investment company taxable income and tax-exempt income each year. If the Company distributes, in a calendar year, at least 98% of its income and 98.2% of its capital gains of such calendar year (as well as any portion of the respective 2% balances not distributed in the previous year), it will not be subject to the 4% non-deductible federal excise tax on certain undistributed income of RICs.

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

For the Fiscal Year Ended October 31, 2011

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

On October 14, 2011, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on October 31, 2011 to shareholders of record on October 24, 2011. The total distribution amounted to $2,870,038.

During the quarter ended October 31, 2011, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,492 shares of our common stock at an average price of $12.82, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, and debt instruments (other than cash equivalents), which represented approximately 90.97% of the Company’s total assets at October 31, 2011. As discussed in Note 9, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts or other interest bearing accounts.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1:    Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We did not value any of our investments using Level 1 inputs as of October 31, 2011.

•

Level 2:    Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asst value reported by such Investment Vehicle as of the measurement date, or within six months of the measurement date, are generally categorized as Level 2 investments. We valued one of our investments using Level 2 inputs as of October 31, 2011.

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

The following fair value hierarchy table sets forth our investment portfolio by level as of October 31, 2011 and October 31, 2010 (in thousands):

	October 31, 2011
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$85,587	$85,587
Common Stock	—	—	94,001	94,001
Preferred Stock	—	—	146,382	146,382
Other Equity Investments	—	2,805	123,441	126,246
Escrow receivables	—	—	1,147	1,147

Total Investments, net	$—	$2,805	$450,558	$453,363

	October 31, 2010
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$111,244	$111,244
Common Stock	—	—	78,865	78,865
Preferred Stock	—	—	148,995	148,995
Other Equity Investments	—	—	94,798	94,798
Escrow receivables	—	—	2,063	2,063

Total Investments, net	$—	$—	$435,965	$435,965

The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the fiscal years ended October 31, 2011 and 2010 (in thousands):

	Balances, November 1, 2010	Realized Gains (Losses)(1)	Reversal of Prior Period (Appreciation) Depreciation on Realization(2)	Unrealized Appreciation (Depreciation)(3)	Purchases(4)	Sales(5)	Transfers In & Out of Level 3	Balances, October 31, 2011
Senior/Subordinated Loans and credit facilities	$111,244	$(14,189)	$14,215	$(7,689)	$27,233	$(45,227)	$ —	$85,587
Common Stock	78,865	(12,433)	12,433	7,485	8,101	(450)	—	94,001
Preferred Stock	148,995	—	—	(2,608)	1,731	(1,736)	—	146,382
Warrants	—	—	—	—	—	—	—	—
Other Equity Investments	94,798	—	—	12,055	16,790	(202)	—	123,441
Escrow receivables	2,063	40	—	—	—	(956)	—	1,147

Total	$435,965	$(26,582)	$26,648	$9,243	$53,855	$(48,571)	$ —	$450,558

	Balances, November 1, 2009	Realized Gains (Losses)(1)	Reversal of Prior Period Appreciation (Depreciation) on Realization(2)	Unrealized Appreciation (Depreciation)(3)	Purchases(4)	Sales(5)	Transfers In & Out of Level 3	Balances, October 31, 2010
Senior/Subordinated Loans and credit facilities	$153,468	$—	$—	$(27,595)	$8,182	$(22,811)	$ —	$111,244
Common Stock	86,159	12,306	(11,970)	21,039	223	(28,892)	—	78,865
Preferred Stock	164,943	13,703	(13,355)	23,857	385	(40,538)	—	148,995
Warrants	3,835	3,800	(3,835)	—	—	(3,800)	—	—
Other Equity Investments	94,250	—	—	(10,182)	10,730	—	—	94,798
Escrow receivables	—	2,585	—	—	—	(522)	—	2,063

Total	$502,655	$32,394	$(29,160)	$7,119	$19,520	$(96,563)	$ —	$435,965

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.

(2)

Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities disposed of during the fiscal years ended October 31, 2011 and October 31, 2010, respectively.

(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities held at October 31, 2011 and October 31, 2010, respectively.

(4)

Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities.

(5)	Includes decreases in the cost basis of investments resulting from principal repayments or sales.

For the Fiscal Year Ended October 31, 2011

During the fiscal year ended October 31, 2011, the Company made six new investments, committing capital totaling approximately $26.1 million. The investments were made in Octagon Fund ($3.0 million), JSC Tekers ($4.0 million), Teleguam ($7.0 million), Pre-Paid Legal ($8.0 million), RuMe ($1.2 million) and Centile ($3.0 million).

During the fiscal year ended October 31, 2011, the Company made seven follow-on investments in four existing portfolio companies totaling approximately $17.1 million. On January 27, 2011, the Company invested $3.3 million in Security Holdings in the form of an additional equity interest. On January 28, 2011, the Company loaned an additional $5.0 million to Security Holdings in the form of a bridge loan with an annual interest rate of 3%. This bridge loan allowed Security Holdings to secure project guarantees. On May 4, 2011, the Company invested $500,000 in NPWT to acquire 5,000 shares of convertible preferred stock. On May 26, 2011 and September 14, 2011, the Company invested an additional $150,000 on each date into HH&B to acquire an additional 47,612 shares of common stock. On September 6, 2011, the Company invested $7.0 million in Security Holdings in the form of an additional equity interest. On October 17, 2011, the Company invested $1.0 million in SGDA Europe in the form of additional equity interest. In addition, during the fiscal year ended October 31, 2011, the Company invested approximately $10.0 million in the SPDR Barclays Capital High Yield Bond Fund and approximately $10.0 million in the iShares S&P U.S. Preferred Stock Index Fund. These investments were sold during the fiscal year ended October 31, 2011, resulting in a realized gain of approximately $106,000. The investments in these exchange traded funds were intended to provide the Company with higher yielding investments than cash and cash equivalents while awaiting deployment into portfolio companies pursuant to the Company’s principal investment strategy. TTG Advisers had voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be subject to the base management fee due to TTG Advisers under the Advisory Agreement.

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

On January 11, 2011, SHL Group Limited, which provides workplace talent assessment solutions, including ability and personality tests, and psychometric assessments, acquired the Company’s portfolio company PreVisor. The Company received 1,518,762 common shares of SHL Group Limited for its investment in PreVisor. The cost basis and market value of the Company’s investment remained unchanged at the time as a result of the transaction.

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

On May 26, 2011, Security Holdings repaid its bridge loan in full, including all accrued interest.

On August 1, 2011, as part of a restructuring of the Company’s investment in HuaMei, the Company sold its shares to HuaMei, resulting in a realized loss of $2.0 million.

On August 31, 2011, Sonexis, a Legacy Investment, completed the dissolution of its operations and the sales of its assets. The Company realized a loss of $10.0 million as a result of this dissolution.

On October 3, 2011, Storage Canada repaid its term loan in full including all accrued interest.

On October 17, 2011, the Company converted SGDA Europe’s $1.5 million senior secured loan and all accrued interest to additional common equity interest.

On October 28, 2011, Total Safety repaid its first and second lien loans in full including all accrued interest.

On October 31, 2011, the Company received a distribution from NPWT of $500,000, which was treated as a return of capital and returned all cash invested into NPWT to the Company.

During the fiscal year ended October 31, 2011, Marine made principal payments totaling $450,000 on its senior subordinated loan. The balance of the loan as of October 31, 2011 was approximately $12.0 million.

During the fiscal year ended October 31, 2011, Octagon borrowed and repaid $1.5 million on its revolving line of credit. Octagon cancelled the revolving line of credit effective June 30, 2011. As of October 31, 2011, the revolving credit facility was no longer a commitment of the Company.

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

During the quarter ended October 31, 2011, the Valuation Committee increased the fair value of the Company’s investments in SHL Group Limited common stock by $1.4 million, Security Holdings equity interest by approximately $13.1 million, Summit common stock by $5.0 million, Ohio Medical preferred stock by $400,000 and MVC Automotive equity interest by $750,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $748,981. In addition, during the quarter ended October 31, 2011, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $193,000. The Valuation Committee also decreased the fair value of the Company’s investments in Octagon Fund by approximately $234,000, Tekers common stock by $2.7 million, NPWT common and preferred stock by a net amount of approximately $200,000, Velocitius equity interest by $100,000 and Vestal common stock by $75,000 during the quarter ended October 31, 2011.

During the fiscal year ended October 31, 2011, the Valuation Committee increased the fair value of the Company’s investments in Summit common stock by $14.5 million, SHL Group Limited common stock by $4.9 million, Security Holdings equity interest by approximately $17.6 million, Total Safety first lien loan by approximately $74,000, U.S. Gas preferred stock by $2.5 million and Velocitius equity interest by $200,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, SP, Marine, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $3,174,721. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions, which were treated as a return of capital. Also, during the fiscal year ended

October 31, 2011, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $589,000. The Valuation Committee also decreased the fair value of the Company’s investments in MVC Automotive equity interest by approximately $1.7 million, Tekers common stock by approximately $2.3 million, Octagon Fund by $209,000, BP second lien loan by $3.9 million and term loan A and B by a combined $3.2 million, Ohio Medical common stock by $500,000 and preferred stock by approximately $8.0 million, NPWT common and preferred stock by a net amount of approximately of $200,000, HuaMei common stock by approximately $1.5 million, SGDA Europe equity interest by approximately $4.3 million, Vestal common stock by $745,000 and HH&B by $5.7 million during the fiscal year ended October 31, 2011.

At October 31, 2011, the fair value of all portfolio investments, exclusive of short-term investments, was $452.2 million with a cost basis of $358.2 million. At October 31, 2011, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $32.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.4 million and $325.9 million, respectively. At October 31, 2010, the fair value of all portfolio investments, exclusive of short-term securities, was $433.9 million, with a cost basis of $375.6 million. At October 31, 2010, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $42.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $423.1 million and $333.3 million, respectively.

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

10.	Commitments and Contingencies

Commitments to/for Portfolio Companies:

At October 31, 2011, the Company’s existing commitments to portfolio companies consisted of the following:

Commitments of MVC Capital, Inc.

Portfolio Company	Amount Committed	Amount Funded at October 31, 2011
Turf	$1.0 million	$1.0 million
MVC Partners/MVCFS	$20.1 million	—

Total	$21.1 million	$1.0 million

Guarantees

As of October 31, 2011, the Company had the following commitments to guarantee various loans and mortgages:

Off-Balance Sheet Arrangements

Guarantee	Amount Committed	Amount Funded at October 31, 2011
MVC Automotive	$8.2 million	—
MVC Automotive	$5.5 million	—
Tekers	$348,000	—

Total	$14.0 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies. At October 31, 2011 and 2010, the estimated fair values of the guarantee obligations noted above were $0.

These guarantees are further described below, together with the Company’s other commitments.

On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.

On October 12, 2006, the Company provided a $12.0 million revolving credit facility to Octagon in replacement of the senior secured credit facility provided on May 7, 2004. The credit facility bears annual interest at LIBOR plus 4.25%. The Company receives a 0.50% unused facility fee on an annual basis and a 0.25% servicing fee on an annual basis for maintaining the credit facility. On February 12, 2009, the commitment amount of the revolving credit facility was reduced to $7.0 million. At October 31, 2010, there was no balance outstanding on the revolving credit facility. On June 30, 2011, Octagon cancelled the commitment. As of October 31, 2011, the revolving credit facility was no longer a commitment of the Company.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers. The guarantee had a commitment of 251,155 euros at October 31, 2011, equivalent to approximately $348,000.

On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive. The guarantee had a commitment of approximately 5.9 million euros at October 31, 2011, equivalent to approximately $8.2 million.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.5 million at October 31, 2011) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive. The Company has consistently reported the amount of the guarantee as 4.0 million Euro. The Company and MVC Automotive continues to view this amount as the full amount of our commitment. The Company has recently learned that Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of October 31, 2011 is approximately 6.9 million Euro (equivalent to approximately $9.6 million). The Company is working with Erste Bank to resolve the discrepancy.

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on January 31, 2014. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2010 and October 31, 2011, the outstanding balance of the secured junior revolving note was $1.0 million.

On September 9, 2008, the Company agreed to guarantee a 35.0 million Czech Republic Koruna (“CZK”) mortgage for MVC Automotive. On December 9, 2009, the mortgage that was guaranteed was refinanced by MVC Automotive, resulting in the release of the guarantee. As of October 31, 2011, the guarantee was no longer a commitment of the Company.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in a private equity fund (“PE Fund”), for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the “GP”). The PE Fund has closed on approximately $104 million of capital commitments.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet. This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

Commitments of the Company

Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers, which has since been amended and restated (the “Advisory Agreement”) and described in Note 4 of the consolidated financial statements, “Management”, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space. The Company’s offices continue to be located on the second floor of 287 Bowman Avenue, Purchase, New York 10577.

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (the “Credit Facility”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility now only consists of a $50.0 million term loan, which will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable. As of October 31, 2011, there was $50.0 million outstanding on the Credit Facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a 1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing the Credit Facility. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the consolidated balance sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. The Credit Facility includes standard financial covenants including limitations on total assets to debt, debt to equity, interest coverage and eligible debt ratios.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

A summary of our contractual payment obligations as of October 31, 2011 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Credit Facility I	$50,000,000	N/A	$50,000,000	N/A	N/A
Total Debt	$50,000,000	N/A	$50,000,000	N/A	N/A

11.	Certain Issuances of Equity Securities by the Issuer and Share Repurchase Program

We had no unregistered sales of equity securities for the fiscal year ended October 31, 2011.

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

On July 19, 2011, the Company’s Board of Directors approved another share repurchase program authorizing up to $5.0 million for additional share repurchases. No shares were repurchased under this new repurchase program as of October 31, 2011. Implementation of the program, as well as the timing thereof, depends on a variety of factors, including, among others, the availability of capital, the Company’s current share price and the ability to conduct the offer under the Credit Facility.

The following table represents our stock repurchase program for the fiscal year ended October 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share including commission	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
As of October 31, 2010	306,100	$13.06	306,100	$1,000,872
April 1, 2011 — April 30, 2011	74,005	$13.06	74,005	$34,217

Total	380,105	$13.06	380,105	$34,217

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

Return of Capital Statement of Position (ROCSOP) Adjustment:    During the year ended October 31, 2011, the Company recorded a reclassification for permanent book to tax differences. These differences were primarily due to book/tax treatment of partnership income. These differences resulted in a net decrease in accumulated losses of $2,564,299, an increase in accumulated net realized loss of $1,530,922, and a decrease in additional paid-in capital of 1,033,377. This reclassification had no effect on net assets.

Distributions to Shareholders:    The table presented below includes MVC Capital, Inc. only. The Company’s wholly-owned subsidiary MVCFS has not been included. As of October 31, 2011, the components of accumulated earnings/ (deficit) on a tax basis were as follows:

Tax Basis Accumulated Earnings (Deficit)
Accumulated capital and other losses	$(26,318,783)
Undistributed Net investment Income	—
Undistributed Long-Term Capital Gain	—
Gross unrealized appreciation	179,411,001
Gross unrealized depreciation	(90,586,292)

Net unrealized appreciation	$88,824,709

Total tax basis accumulated earnings	62,505,926
Tax cost of investments	363,390,378
Current year distributions to shareholders on a tax basis
Ordinary income	8,257,244
Long Term Capital Gain	2,200,450
Return of Capital	1,031,338
Prior year distributions to shareholders on a tax basis
Ordinary income	11,594,910

On October 31, 2011, the Company had a net capital loss carryforward of $26,263,731, all of which will expire in the year 2019. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed.

Qualified Dividend Income Percentage

The Company designated 16% of dividends declared and paid from net investment income during the year ended October 31, 2011 qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate Dividends Received Deduction Percentage

Corporate shareholders may be eligible for the dividends received deduction for certain ordinary income distributions paid by the Company. The Company designated 16% of dividends declared and paid during the year ending October 31, 2011 from net investment income as qualifying for the dividends received deduction. The deduction is a pass through of dividends paid by domestic corporations (i.e. only equities) subject to taxation.

13.	Income Taxes

The Company’s wholly-owned subsidiary MVCFS is subject to federal and state income tax. For the fiscal year ended October 31, 2011, the Company recorded a tax provision of $13,557. For the fiscal year ended October 31, 2010, the Company recorded a tax provision of $8,476. For the fiscal year ended October 31, 2009, the Company recorded a tax benefit of $1,376,819. The provision for income taxes was comprised of the following:

	Fiscal Year ended
	October 31, 2011	October 31, 2010	October 31, 2009
Current tax (benefit) expense:
Federal	$11,363	$—	$(67,101)
State	2,194	8,476	155

Total current tax (benefit) expense	13,557	8,476	(66,946)
Deferred tax expense (benefit):
Federal	—	—	1,173,420
State	—	—	270,345

Total deferred tax expense (benefit)	—	—	1,443,765
Total tax (benefit) provision	$13,557	$8,476	$1,376,819

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the fiscal years ended October 31, 2011, 2010 and 2009:

	Fiscal Year Ended
	October 31, 2011	October 31, 2010	October 31, 2009
Federal income tax benefit at statutory rate	($1,503,159)	($940,558)	($1,035,500)
State income taxes, net of federal benefit	(244,827)	(152,979)	(168,239)
Other	11,363	5,593	408
Net change to valuation allowance	1,750,180	1,096,420	2,580,150

	$13,557	$8,476	$1,376,819

The Company generated a net operating loss of approximately $5.3 million in the current year for federal and New York state purposes. The net operating loss will be carried forward to offset federal taxable income in future years. As of October 31, 2011, the Company had the following NOL available to be carried forward:

NOL — Federal	NOL — New York State	Fiscal Year of NOL	Expiration
$ —	$327,526	October 31, 2007	October 31, 2027
$1,410,449	$2,282,601	October 31, 2008	October 31, 2028
$2,583,661	$2,780,861	October 31, 2009	October 31, 2029
$3,976,611	$3,968,135	October 31, 2010	October 31, 2030
$5,286,401	$5,284,207	October 31, 2011	October 31, 2031

Due to the uncertainty surrounding the ultimate utilization of these net operating losses, the Company has recorded a 100% valuation allowance against the current year federal deferred benefit of approximately $1,505,000 as well as against prior year federal deferred tax asset of approximately $3,085,000. Additionally, a 100% valuation allowance has been recorded for current year state and local deferred benefit of approximately $245,000 and against prior year state and local deferred tax asset of approximately $592,000

Deferred income tax balances for MVCFS reflect the impact of temporary difference between the carrying amount of assets and liabilities and their tax bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The components of our deferred tax assets and liabilities for MVCFS as of October 31, 2011, October 31, 2010 and October 31, 2009 were as follows:

	October 31, 2011	October 31, 2010	October 31, 2009
Deferred tax assets:
Deferred revenues	$99,118	$362,391	$922,566
Net operating loss	5,317,308	3,229,077	1,657,584
Others	8,895	85,102	—

Total deferred tax assets	$5,425,321	$3,676,570	$2,580,150

Valuation allowance on Deferred revenues and Net operating loss	($5,425,321)	($3,676,570)	($2,580,150)

Net deferred tax assets	$—	$—	$—
Deferred tax liabilities:
Deferred tax liabilities	—	—	—

Total deferred tax liabilities	—	—	—
Net deferred taxes	$—	$—	$—

14.	Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, and the financial advisory operations of its wholly owned subsidiary, MVCFS.

The following table presents book basis segment data for the fiscal year ended October 31, 2011:

	MVC	MVCFS	Consolidated
Interest and dividend income	$11,449,736	$137	$11,449,873
Fee income	35,223	3,144,628	3,179,851
Other income	1,335,755	5,486	1,341,241
Total operating income	12,820,714	3,150,251	15,970,965
Total operating expenses	10,854,158	7,638,022	18,492,180
Less: Waivers by Adviser	(189,379)	(61,256)	(250,635)
Total net operating expenses	10,664,779	7,576,766	18,241,545
Net operating income (loss) before taxes	2,155,935	(4,426,515)	(2,270,580)
Tax expense	—	13,557	13,557
Net operating income (loss)	2,155,935	(4,440,072)	(2,284,137)
Net realized loss on investments and foreign currency	(26,421,609)	—	(26,421,609)
Net change in unrealized appreciation on investments	35,676,725	—	35,676,725
Net increase (decrease) in net assets resulting from operations	11,411,051	(4,440,072)	6,970,979

In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc.

15.	Subsequent Events

Since October 31, 2011, the Company through MVC Partners and MVCFS contributed approximately $6.3 million of its $20.1 million capital commitment to the PE Fund, which to date has invested in Plymouth Rock Energy, LLC and Gibdock Limited.

BP Clothing LLC, a designer and manufacturer of women’s apparel, filed for Chapter 11 protection on December 12, 2011, in New York with agreement to turn ownership over to secured lenders under a bankruptcy reorganization plan. Secured lenders, including the Company, have agreed to support a Chapter 11 plan where first-lien creditors will take 90 percent of the new stock, second-lien lenders will have 6 percent, and subordinated lenders will have 4 percent. The plan-support agreement requires filing the plan and disclosure statement by year’s end, with consummation of the plan not later than March 31, 2012.

On December 16, 2011, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on January 6, 2012 to shareholders of record on December 30, 2011. The total distribution amounted to approximately $2.9 million.

On December 28, 2011, the Company received its third scheduled disbursement from the Vitality Foodservice, Inc. escrow of approximately $585,000.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MVC Capital, Inc.

We have audited the accompanying consolidated balance sheets of MVC Capital, Inc. (the “Company”), including the consolidated schedules of investments, as of October 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2011, and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2011. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements, the selected per share data and ratios and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, selected per share data and ratios and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of October 31, 2011, by correspondence with the custodians and management of the underlying investments. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of MVC Capital, Inc. as of October 31, 2011 and 2010, and the consolidated results of their operations, their cash flows and their changes in net assets for each of the three years in the period ended October 31, 2011 and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MVC Capital, Inc.’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 11, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York

January 11, 2012

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

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2011. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MVC Capital, Inc.

We have audited MVC Capital, Inc.’s (the “Company”) internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MVC Capital, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MVC Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MVC Capital, Inc., including schedules of investments, as of October 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2011, and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2011, and our report dated January 11, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York

January 11, 2012

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

Reference is made to the information with respect to “directors and executive officers of the Registrant” to be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2012 (the “2012 Proxy Statement”), which information is incorporated herein by reference.

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

Reference is made to the information with respect to “executive compensation” to be contained in the 2012 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information with respect to “security ownership of certain beneficial owners and management” to be contained in the 2012 Proxy Statement, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated by reference to the relevant section of the 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the information with respect to “principal accounting fees and services” to be contained in the 2012 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

		Page(s)
(a)(1)	Financial Statements

	Consolidated Balance Sheets October 31, 2011 and October 31, 2010	76

	Consolidated Schedule of Investments October 31, 2011	77-78
	October 31, 2010	79-81

	Consolidated Statement of Operations For the Year Ended October 31, 2011, the Year Ended October 31, 2010 and the Year Ended October 31, 2009	82

	Consolidated Statement of Cash Flows For the Year Ended October 31, 2011, the Year Ended October 31, 2010 and the Year Ended October 31, 2009	83

	Consolidated Statement of Changes in Net Assets For the Year Ended October 31, 2011, the Year Ended October 31, 2010 and the Year Ended October 31, 2009	85

	Consolidated Selected Per Share Data and Ratios For the Year Ended October 31, 2011, the Year Ended October 31, 2010, the Year Ended October 31, 2009, the Year Ended October 31, 2008 and the Year Ended October 31, 2007	86
	Notes to Consolidated Financial Statements	87-115
	Report of Independent Registered Public Accounting Firm	116-118
(a)(2)	The following financial statement schedules are filed here with:
	Schedule 12-14 of Investments in and Advances to Affiliates	123-124

In addition, there may be additional information not provided in a schedule because (i) such information is not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3)    The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit Number	Description

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 99.a filed with the Registrant’s initial Registration Statement on Form N-2 (File No. 333-92287) filed on December 8, 1999)

3.2	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to Exhibit 99.a.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

3.3	Fifth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 99.b. filed with Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-125953) filed on August 29, 2005)

Exhibit Number	Description

4.1	Form of Share Certificate. (Incorporated by reference to Exhibit 99.d.1 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit 99.e filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.2	Amended and Restated Investment Advisory and Management Agreement between the Registrant and The Tokarz Group Advisers LLC. (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

10.3	Form of Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.1 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.4	Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)

10.5	Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit10.4 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

10.6	Form of Transfer Agency Letter Agreement with Registrant and EquiServe Trust Company, N.A. (Incorporated by reference to Exhibit 99.k.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.7	Form of Fee and Service Schedule Amendment to Transfer Agency Agreement with Registrant and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit10.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 8, 2009)

10.8	Form of Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.6 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)

10.9	Form of Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.7 filed with Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)

10.10	Form of First Amendment to Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit10.2 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

10.11	Form of First Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit10.3 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

10.12	Form of Credit Agreement with Registrant and Guggenheim Corporate Funding, LLC et al. (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 9, 2006)

10.13	Form of Amendment to Credit Agreement with Registrant and Guggenheim Corporate Funding, LLC et al. (Incorporated by reference to Exhibit 10 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on December 29, 2008)

Exhibit Number	Description

10.14	Form of Amendment to Credit Agreement with Registrant and Guggenheim Corporate Funding, LLC et al. (Incorporated by reference to Exhibit 10 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on December 21, 2010).

10.15	Form of Amendment to Credit Agreement with Registrant and Guggenheim Corporate Funding, LLC et al., filed herewith.

10.16	Form of Custody Agreement between Registrant and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on December 21, 2010).

14	Joint Code of Ethics of the Registrant and The Tokarz Group LLC. (Incorporated by reference to Exhibit 99r filed with the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 29, 2006)

31*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Filed herewith

(b)    Exhibits

Exhibit No.	Exhibit

10.15	Form of Amendment to Credit Agreement

31	Certifications pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(c)    Financial Statement Schedules

Schedule 12-14

MVC Capital, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliaties

		Amount of Interest or Dividends Credited		October 31, 2010 Fair Value	Gross Additions (3)	Gross Reductions (4)	October 31, 2011 Fair Value
Portfolio Company	Investment (1)	to Income (5)	Other (2)
Companies More than 25% owned
MVC Automotive Group	Common Stock	—	—	44,100,000	—	(1,650,000)	42,450,000
(Automotive Dealership)	Bridge Loan	364,355	—	3,643,557	—	—	3,643,557
MVC Partners, LLC	Common Equity Interest	—	—	1,133,729	—	—	1,133,729
(Private Equity Firm)
Ohio Medical Corporation	Common Stock	—	—	500,000	—	(500,000)	—
(Medical Device Manufacturer)	Preferred Stock	—	—	46,806,540	1,872,262	(9,178,802)	39,500,000
SIA Tekers Invest	Common Stock	—	—	3,790,000	—	(2,265,000)	1,525,000
(Port Facilities)
Summit Research Labs, Inc.	Loan	1,519,613	—	10,299,834	755,255	—	11,055,089
(Specialty Chemical)	Preferred Stock	—	—	60,000,000	14,500,000	—	74,500,000
Turf Products, LLC	Loan	1,091,662	—	8,395,261	—	—	8,395,261
(Distributor—Landscaping & Irrigation Equipment)	LLC Interest	—	—	2,721,794	—	—	2,721,794
	Revolver	60,000	—	1,000,000	—	—	1,000,000
	Warrant	—	—	—	—	—	—
Velocitius B.V.	Common Equity Interest	—	—	24,900,000	200,000	—	25,100,000
(Renewable Energy)
Vestal Manufacturing Enterprises, Inc.	Loan	73,000	—	600,000	—	—	600,000
(Iron Foundries)	Common Stock	—	—	2,200,000	—	(745,000)	1,455,000
Total companies more than 25% owned		$3,108,630					$213,079,430
Companies More than 5% owned, but less than 25%
Centile Holding B.V.	Common Stock	—	—	—	3,001,376	—	3,001,376
(Software)
Custom Alloy Corporation	Loan	1,990,009	—	13,570,193	989,043	—	14,559,236
(Manufacturer of Tubular Goods for the Energy Industry)	Preferred Stock	—	—	44,000	—	—	44,000
	Preferred Stock	—	—	9,956,000	—	—	9,956,000
Harmony Health & Beauty, Inc.	Common Stock	—	—	—	6,700,000	(5,700,000)	1,000,000
(Healthcare — Retail)
Harmony Pharmacy & Health Center, Inc.	Revolver	—	—	5,100,000	—	(5,100,000)	—
(Healthcare — Retail)	Demand Note	—	—	—	—	—	—
	Demand Note	—	—	—	—	—	—
	Demand Note	—	—	—	—	—	—
	Demand Note	—	—	—	—	—	—
	Demand Note	—	—	—	—	—	—
	Demand Note	—	—	600,000	—	(600,000)	—
	Common Stock	—	—	—	—	—	—
JSC Tekers Holdings	Common Stock	—	—	—	4,500	—	4,500
(Automotive Dealerships)	Loan	159,111	—	—	4,000,000	—	4,000,000
HuaMei Capital Company, Inc.	Common Stock	—	—	1,525,000	—	(1,525,000)	—
(Financial Services)
LHD Europe Holdings, Inc.	Common Stock	—	—	332,144	—	(332,144)	—
(Non-Alcoholic Beverages)	Convertible Common Stock	—	—	117,856	—	(117,856)	—
Marine Exhibition Corporation	Loan	1,337,783	—	11,927,605	480,583	(450,000)	11,958,188
(Theme Park)	Preferred Stock*	445,537	—	2,794,514	230,358	—	3,024,872
Octagon Credit Investors, LLC	LLC Interest	125,864	—	4,542,141	791,516	—	5,333,657
(Financial Services)	Revolver	2,997	—	—	1,500,000	(1,500,000)	—

The accompanying notes are an integral part of these consolidated financial statements.

		Amount of Interest or Dividends Credited		October 31, 2010 Fair Value	Gross Additions (3)	Gross Reductions (4)	October 31, 2011 Fair Value
Portfolio Company	Investment (1)	to Income (5)	Other (2)
Previsor, Inc.	Common Stock	—	—	10,400,000	—	(10,400,000)	—
(Human Capital Management)
RuMe Inc.	Common Stock	—	—	—	160,000	—	160,000
(Consumer Products)	Preferred Stock	—	—	—	999,815	—	999,815
Security Holdings, B.V.	Common Equity Interest	—	—	5,300,000	32,868,600	(4,968,600)	33,200,000
(Technology Services)
SGDA Europe B.V.	Common Equity Interest	—	—	12,100,000	2,696,047	(4,296,047)	10,500,000
(Soil Remediation)	Loan	140,670	—	1,500,000	—	(1,500,000)	—
U.S. Gas & Electric, Inc.	Loan	1,268,405	—	8,692,789	451,059	—	9,143,848
(Energy Services)	Preferred Stock	—	—	76,127,069	2,388,680	—	78,515,749
	Preferred Stock	—	—	2,476,902	74,956	—	2,551,858
Total companies more than 5% owned, but less than 25%		$5,470,376					$187,953,099

This schedule should be read in conjunction with the Company’s consolidated statements as of and for the year ended October 31, 2011, including the consolidated schedule of investments.

(1)

Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common and preferred stock are shown in the consolidated schedule of investments as of October 31, 2011.

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

Date	Signature	Title

Date: January 12, 2012	/s/ Michael Tokarz (Michael Tokarz)	Chairman (Principal Executive Officer) and Director

Date: January 12, 2012	/s/ Peter Seidenberg (Peter Seidenberg)	Chief Financial Officer

Date: January 12, 2012	/s/ Emilio Dominianni (Emilio Dominianni)	Director

Date: January 12, 2012	/s/ Gerald Hellerman (Gerald Hellerman)	Director

Date: January 12, 2012	/s/ Warren Holtsberg (Warren Holtsberg)	Director

Date: January 12, 2012	/s/ Robert C. Knapp (Robert C. Knapp)	Director

Date: January 12, 2012	/s/ William E. Taylor (William E. Taylor)	Director