Form 10-Q
period 2012-01-31
MVC CAPITAL, INC.
filed 2012-03-12
CIK 1099941

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

(914) 701-0310

Registrant’s telephone number, including area code:

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 23,916,982 shares of the registrant’s common stock, $.01 par value, outstanding as of March 12, 2012.

MVC Capital, Inc.

(A Delaware Corporation)

Index

Part I. Consolidated Financial Information	Page
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
—January 31, 2012 and October 31, 2011	3
Consolidated Statements of Operations
—For the Period November 1, 2011 to January 31, 2012 and
—For the Period November 1, 2010 to January 31, 2011	4
Consolidated Statements of Cash Flows
—For the Period November 1, 2011 to January 31, 2012 and
—For the Period November 1, 2010 to January 31, 2011	5
Consolidated Statements of Changes in Net Assets
—For the Period November 1, 2011 to January 31, 2012
—For the Period November 1, 2010 to January 31, 2011 and
—For the Year ended October 31, 2011	6
Consolidated Selected Per Share Data and Ratios
—For the Period November 1, 2011 to January 31, 2012,
—For the Period November 1, 2010 to January 31, 2011 and
—For the Year ended October 31, 2011	7
Consolidated Schedule of Investments
—January 31, 2012
—October 31, 2011	8
Notes to Consolidated Financial Statements	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	52

Item 4. Controls and Procedures	59

Part II. Other Information	60

SIGNATURE	62

Exhibits	61

Part I. Consolidated Financial Information

Item 1.	Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	January 31,	October 31,
	2012	2011
	(Unaudited)
ASSETS
Assets
Cash and cash equivalents	$19,076,052	$28,317,460
Restricted cash and cash equivalents	6,540,000	6,925,000
Investments at fair value
Non-control/Non-affiliated investments (cost $90,908,201 and $90,292,464)	51,650,872	51,182,558
Affiliate investments (cost $126,694,020 and $126,356,770)	188,221,968	187,953,099
Control investments (cost $148,091,407 and $141,569,773)	209,353,894	213,079,430

Total investments at fair value (cost $365,693,628 and $358,219,007)	449,226,734	452,215,087
Dividends, interest and fee receivables, net of reserves	7,718,090	7,872,867
Escrow receivables	704,973	1,146,899
Prepaid expenses	748,335	629,868

Total assets	$484,014,184	$497,107,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Term loan	$50,000,000	$50,000,000
Provision for incentive compensation (Note 10)	22,000,922	23,938,058
Management fee payable	2,942,022	2,600,905
Other accrued expenses and liabilities	756,559	288,111
Professional fees payable	607,625	703,293
Consulting fees payable	84,312	64,999
Taxes payable	893	2,099

Total liabilities	76,392,333	77,597,465

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 23,916,982 and 23,916,982 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	428,428,139	428,428,139
Accumulated earnings	41,750,360	40,499,006
Dividends paid to stockholders	(83,041,906)	(80,171,868)
Accumulated net realized loss	(25,561,647)	(25,755,440)
Net unrealized appreciation	83,533,106	93,996,080
Treasury stock, at cost, 4,387,466 and 4,387,466 shares held, respectively	(37,769,245)	(37,769,245)

Total shareholders’ equity	407,621,851	419,509,716

Total liabilities and shareholders’ equity	$484,014,184	$497,107,181

Net asset value per share	$17.04	$17.54

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2012	January 31, 2011
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$1,580	$2,081
Affiliate investments	90,746	209,699

Total dividend income	92,326	211,780

Interest income
Non-control/Non-affiliated investments	495,471	1,353,524
Affiliate investments	1,271,666	1,133,858
Control investments	808,338	676,232

Total interest income	2,575,475	3,163,614

Fee income
Non-control/Non-affiliated investments	640,097	367,926
Affiliate investments	269,822	277,372
Control investments	178,073	142,338

Total fee income	1,087,992	787,636

Other (loss) income	(111,652)	361,108

Total operating income	3,644,141	4,524,138

Operating Expenses:
Management fee	2,707,335	2,554,923
Interest and other borrowing costs	795,124	769,533
Other expenses	184,203	382,508
Legal fees	175,020	244,628
Audit fees	144,000	139,800
Consulting fees	122,251	129,501
Insurance	83,613	87,855
Directors fees	87,000	72,000
Administration	67,356	68,267
Printing and postage	34,200	27,241
Public relations fees	25,500	25,300
Incentive compensation (Note 10)	(1,937,136)	(1,603,421)

Total operating expenses	2,488,466	2,898,135

Less: Voluntary Expense Waiver by Adviser[1]	(37,500)	(37,500)
Less: Voluntary Management Fee Waiver by Adviser[2]	(58,728)	(100,635)

Total waivers	(96,228)	(138,135)

Net operating income before taxes	1,251,903	1,764,138

Tax Expenses:
Current tax expense	549	10,185

Total tax expense	549	10,185

Net operating income	1,251,354	1,753,953

Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gain (loss) on investments
Non-control/Non-affiliated investments	193,793	(6,540,024)
Affiliate investments	—	(8,081,806)

Total net realized gain (loss) on investments	193,793	(14,621,830)
Net change in unrealized (depreciation) appreciation on investments	(10,462,974)	6,624,024

Net realized and unrealized loss on investments	(10,269,181)	(7,997,806)

Net decrease in net assets resulting from operations	$(9,017,827)	$(6,243,853)

Net decrease in net assets per share resulting from operations	$(0.38)	$(0.26)

Dividends declared per share	$0.12	$0.12

[1]

Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2012 and 2011 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). Please see Note 9 “Management” for more information.

[2]

Reflects TTG Advisers’ voluntary agreement that any assets of the Company invested in exchange-traded funds or the Octagon High Income Cayman Fund Ltd. would not be taken into the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. Please see Note 9 “Management” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarter Ended January 31, 2012	For the Quarter Ended January 31, 2011
Cash flows from Operating Activities:
Net decrease in net assets resulting from operations	$(9,017,827)	$(6,243,853)
Adjustments to reconcile net decrease increase in net assets resulting from operations to net cash used in provided by operating activities:
Net realized (gain) loss	(193,793)	14,621,830
Net change in unrealized depreciation (appreciation)	10,462,974	(6,624,024)
Amortization of discounts and fees	(17,158)	(3,912)
Increase in accrued payment-in-kind dividends and interest	(759,466)	(980,119)
Allocation of flow through loss (income)	111,652	(228,718)
Changes in assets and liabilities:
Dividends, interest and fees receivable	154,777	(106,671)
Escrow receivables	441,926	956,051
Prepaid expenses	(118,467)	94,385
Prepaid taxes	—	9,675
Incentive compensation (Note 10)	(1,937,136)	(1,603,421)
Other liabilities	732,004	(380,139)
Purchases of equity investments	(6,314,993)	(23,282,540)
Purchases of debt instruments	(1,000,000)	(5,770,268)
Proceeds from equity investments	—	541,940
Proceeds from debt instruments	699,137	47,341

Net cash used in provided by operating activities	(6,756,370)	(28,952,443)

Cash flows from Financing Activities:
Distributions paid to shareholders	(2,870,038)	(2,878,918)

Net cash used in financing activities	(2,870,038)	(2,878,918)

Net change in cash and cash equivalents for the period	(9,626,408)	(31,831,361)

Cash and cash equivalents, beginning of period	$35,242,460	$56,390,628

Cash and cash equivalents, end of period	$25,616,052	$24,559,267

During the quarters ended January 31, 2012 and 2011 MVC Capital, Inc. paid $734,720 and $734,721 in interest expense, respectively.

During the quarters ended January 31, 2012 and 2011 MVC Capital, Inc. paid $1,967 and $1,755 in income taxes, respectively.

Non-cash activity:

During the quarters ended January 31, 2012 and 2011, MVC Capital, Inc. recorded payment in kind dividend and interest of $759,466 and $980,119, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the quarter ended January 31, 2012 and 2011, MVC Capital, Inc. was allocated ($111,652) and $361,108, respectively, in flow-through (loss)/income from its equity investment in Octagon Credit Investors, LLC. Of these amounts, $0 and $132,390, respectively, was received in cash and the balance of ($111,652) and $228,718, respectively, was undistributed and therefore (decreased)/increased the cost of the investment. The fair value was then (decreased)/increased by ($111,652) and $228,718, respectively, by the Company’s Valuation Committee.

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

On January 13, 2012, the Company received free warrants related to their debt investment in Freshii USA, Inc. The Company allocated the cost basis in the investment between the senior secured loan and the warrant at the time the investment was made. The Company will amortize the discount associated with the warrant over the four year life of the loan. During the quarter ended January 31, 2012, the Company recorded approximately $441 of amortization.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Quarter Ended January 31, 2012	For the Quarter Ended January 31, 2011	For the Year Ended October 31, 2011
	(Unaudited)	(Unaudited)
Operations:
Net operating income (loss)	$1,251,354	$1,753,953	$(2,284,137)
Net realized gain (loss) on investments and foreign currencies	193,793	(14,621,830)	(26,421,609)
Net change in unrealized (depreciation) appreciation on investments	(10,462,974)	6,624,024	35,676,725

Net (decrease) increase in net assets from operations	(9,017,827)	(6,243,853)	6,970,979

Shareholder Distributions:
Distributions to shareholders from income	(1,251,354)	(1,753,953)	—
Distributions to shareholders from return of capital	(1,618,684)	(1,124,965)	(11,489,032)

Net decrease in net assets from shareholder distributions	(2,870,038)	(2,878,918)	(11,489,032)

Capital Share Transactions:
Repurchase of common stock	—	—	(966,655)

Net decrease in net assets from capital share transactions	—	—	(966,655)

Total decrease in net assets	(11,887,865)	(9,122,771)	(5,484,708)

Net assets, beginning of period/year	419,509,716	424,994,424	424,994,424

Net assets, end of period/year	$407,621,851	$415,871,653	$419,509,716

Common shares outstanding, end of period/year	23,916,982	23,990,987	23,916,982

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Quarter Ended January 31, 2012		For the Quarter Ended January 31, 2011		For the Year Ended October 31, 2011
	(Unaudited)		(Unaudited)
Net asset value, beginning of period/year	$17.54		$17.71		$17.71

(Loss) gain from operations:
Net operating income (loss)	0.05		0.07		(0.10)
Net realized and unrealized (loss) gain on investments	(0.43)		(0.33)		0.40

Total (loss) gain from investment operations	(0.38)		(0.26)		0.30

Less distributions from:
Income	(0.05)		(0.07)		—
Return of capital	(0.07)		(0.05)		(0.48)

Total distributions	(0.12)		(0.12)		(0.48)

Capital share transactions
Anti-dilutive effect of share repurchase program	—		—		0.01

Total capital share transactions	—		—		0.01

Net asset value, end of period/year	$17.04		$17.33		$17.54

Market value, end of period/year	$12.54		$13.92		$12.93

Market discount	(26.41)%		(19.68)%		(26.28)%

Total Return—At NAV (a)	(2.18)%		(1.48)%		1.80%

Total Return—At Market (a)	(1.04)%		5.11%		0.35%

Ratios and Supplemental Data:

Net assets, end of period (in thousands)	$407,622		$415,872		$419,510

Ratios to average net assets:
Expenses excluding tax expense (benefit)	2.28	% (b)	2.59	% (b)	4.38%
Expenses including tax expense (benefit)	2.28	% (b)	2.60	% (b)	4.39%
Expenses excluding incentive compensation	4.13	% (b)	4.11	% (b)	3.92%
Expenses excluding incentive compensation, interest and other borrowing costs	3.37	% (b)	3.39	% (b)	3.18%

Net operating income before tax expense (benefit)	1.19	% (b)	1.66	% (b)	(0.54)%
Net operating income after tax expense (benefit)	1.19	% (b)	1.65	% (b)	(0.55)%
Net operating income before incentive compensation	(0.66	)% (b)	0.14	% (b)	(0.08)%
Net operating income before incentive compensation, interest and other borrowing costs	0.10	% (b)	0.86	% (b)	0.66%

Ratios to average net assets excluding waivers:
Expenses excluding tax expense (benefit)	2.38	% (b)	2.72	% (b)	4.44%
Expenses including tax expense (benefit)	2.38	% (b)	2.73	% (b)	4.45%
Expenses excluding incentive compensation	4.22	% (b)	4.24	% (b)	3.98%
Expenses excluding incentive compensation, interest and other borrowing costs	3.47	% (b)	3.52	% (b)	3.24%

Net operating income before tax expense (benefit)	1.10	% (b)	1.53	% (b)	(0.60)%
Net operating income after tax expense (benefit)	1.10	% (b)	1.52	% (b)	(0.61)%
Net operating income before incentive compensation	(0.74	)% (b)	0.01	% (b)	(0.14)%
Net operating income before incentive compensation, interest and other borrowing costs	0.01	% (b)	0.73	% (b)	0.60%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period.

(b)	Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

January 31, 2012 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliatedinvestments—12.67% (a, c, f, g)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d, j)		$5,000,003	—
BP Clothing, LLC	Apparel	Second Lien Loan 12.5000% Cash, 4.0000% PIK, 07/18/2012 (b, h, i)	$20,518,602	19,594,237	—
		Term Loan A 8.0000% Cash, 07/18/2011 (h, i)	1,987,500	1,987,500	$180,000
		Term Loan B 11.0000% Cash, 07/18/2011 (h, i)	2,000,000	2,000,000	—

				23,581,737	180,000

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d, j)		4,520,355	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d, j)		15,000,000	10,790,000
Freshii USA, Inc.	Food Services	Senior Secured Loan 6.0000% Cash, 6.0000% PIK, 01/13/2016 (b, h)	1,000,000	956,698	966,568
		Warrants (d)		33,873	33,873

				990,571	1,000,441

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 12.5000% Cash, 4.5000% PIK, 08/31/2011 (b, h, i)	3,348,160	3,237,952	—
		Warrants (d)		—	—

				3,237,952	—

Integrated Packaging Corporation	Manufacturer of Packaging Material	Warrants (d)		—	—
Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—
MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d, j)		3,750,000	—
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,236,364	50,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	880,000

				1,236,364	930,000

Octagon High Income Cayman Fund Ltd.	Investment Company	Series 1 Participating Non-Voting Shares (3,014 shares) (e, k)		3,013,952	2,888,566
Prepaid Legal Services, Inc.	Consumer Services	Tranche A Term Loan 7.5000% Cash, 1/1/2017 (h)	3,593,496	3,545,043	3,545,043
		Tranche B Term Loan 11.0000% Cash, 1/1/2017 (h)	4,000,000	3,892,132	3,892,132

				7,437,175	7,437,175

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000% Cash, 08/31/2012 (e, h)	6,187,350	6,187,350	6,187,350
SHL Group Limited	Human Capital Management	Common Stock (1,518,762 shares) (d, e)		6,000,000	15,300,000
Teleguam Holdings, LLC	Telecommunications	Second Lien Loan 9.7500% Cash, 06/09/2017 (h)	7,000,000	6,937,340	6,937,340

Sub Total Non-control/Non-affiliated investments				90,908,201	51,650,872

Affiliate investments—46.18%(a, c, f, g)
Centile Holdings B.V.	Software	Common Equity Interest (d, e)		3,001,376	3,001,376
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 7.0000% Cash, 7.0000% PIK , 09/18/2012 (b, h)	14,819,684	14,766,810	14,819,684
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				24,766,810	24,819,684

Harmony Health & Beauty, Inc.	Healthcare — Retail	Common Stock (10 shares) (d)		639,424	69,903
		Common Stock (147,611 shares) (d)		6,060,576	430,097

				6,700,000	500,000

JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d, e)		4,500	4,500
		Secured Loan 8.0000% Cash, 06/30/2014 (e, h)	4,000,000	4,000,000	4,000,000

				4,004,500	4,004,500

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 7.0000% Cash 4.0000% PIK, 10/26/2017 (b, h)	11,930,427	11,899,984	11,930,427
		Convertible Preferred Stock (20,000 shares) (b)		3,085,369	3,085,369

				14,985,353	15,015,796

Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		2,064,955	5,222,005
RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	999,815

				1,159,815	1,159,815

Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		40,186,620	33,405,000
SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		20,084,599	10,765,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK , 07/26/2012 (b, h)	9,261,185	9,239,992	9,261,185
		Convertible Series I Preferred Stock (32,200 shares) (d)		500,000	78,515,749
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	2,551,858

				9,739,992	90,328,792

Sub Total Affiliate investments				126,694,020	188,221,968

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments—(Continued)

January 31, 2012 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments—51.36% (a, c, f, g)
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$34,915,000
		Bridge Loan 10.0000% Cash, 12/31/2012 (e, h)	$3,643,557	3,643,557	3,643,557

				38,380,496	38,558,557

MVC Partners, LLC	Private Equity	Limited Liability Company Interest (d)		7,508,156	6,965,479
MVC Private Equity Fund, L.P.	Private Equity	General Partnership Interest (d, l)		157,089	148,769
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (18,826 shares) (b)		30,000,000	39,500,000
		Guarantee — Series B Preferred Stock (d)		—	(700,000)

				45,763,636	38,800,000

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	1,245,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 7.0000% Cash, 7.0000% PIK , 08/31/2013 (b, h)	11,254,033	11,205,759	11,254,033
		Common Stock (1,115 shares) (d)		16,000,000	74,500,000

				27,205,759	85,754,033

Turf Products, LLC	Distributor — Landscaping and Irrigation Equipment	Senior Subordinated Debt 9.0000% Cash, 4.0000% PIK , 01/31/2014 (b, h)	8,395,262	8,395,262	8,395,262
		Junior Revolving Note 6.0000% Cash, 01/31/2014 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	3,221,794
		Warrants (d)		—	—

				12,930,956	12,617,056

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	23,210,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2013 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	1,455,000

				2,450,000	2,055,000

Sub Total Control Investments				148,091,407	209,353,894

TOTAL INVESTMENT ASSETS — 110.21% (f)				$365,693,628	$449,226,734

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Company negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.
(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.
(c)	All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., Octagon High Income Cayman Fund Ltd., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, JSC Tekers Holdings, Centile Holding B.V., Velocitius B.V., Freshii and MVC Partners, LLC. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.
(d)	Non-income producing assets.
(e)	The principal operations of these portfolio companies are located outside of the United States.
(f)	Percentages are based on net assets of $407,621,851 as of January 31, 2012.
(g)	See Note 3 for further information regarding “Investment Classification.”
(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.
(i)	All or a portion of the accrued interest on these securities have been reserved against.
(j)	Legacy Investments.
(k)	Octagon High Income Cayman Fund Ltd., which seeks to maximize current income consistent with the preservation of capital through the leveraged loan market and offers monthly liquidity after the initial six months of the investment with a 15-day notice period.
(l)	MVC Private Equity Fund, L.P. is a private equity fund focused on control equity investments in the lower middle market. The fund currently holds two investments, one located in the United States and one in Gibraltar, which are in the energy and industrial sectors, respectively.

PIK—Payment-in-kind

— Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2011

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments- 12.20% (a, c, f, g)

Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d, j)		$5,000,003	—
BP Clothing, LLC	Apparel	Second Lien Loan 12.5000% Cash, 4.0000% PIK, 07/18/2012 (b, h, i)	$20,362,135	19,579,285	—
		Term Loan A 8.0000% Cash, 07/18/2011 (h, i)	1,987,500	1,987,500	$280,000
		Term Loan B 11.0000% Cash, 07/18/2011 (h, i)	2,000,000	2,000,000	—

				23,566,785	280,000

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d, j)		4,520,355	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d, j)		15,000,000	10,790,000
GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 12.5000% Cash, 4.5000% PIK%, 08/31/2011 (b, h, i)	3,348,160	3,237,952	—
		Warrants (d)		—	—

				3,237,952	—

Integrated Packaging Corporation	Manufacturer of Packaging Material	Warrants (d)		—	—
Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—
MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d, j)		3,750,000	—
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,236,364	56,364
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	1,000,000

				1,236,364	1,056,364

Octagon High Income Cayman Fund Ltd.	Investment Company	Series 1 Participating Non-Voting Shares (3,014 shares) (e, k)		3,013,952	2,804,543
Prepaid Legal Services, Inc.	Consumer Services	Tranche A Term Loan 7.5000% Cash, 12/31/2016 (h)	4,000,000	3,943,303	3,943,303
		Tranche B Term Loan 11.0000% Cash, 12/31/2016 (h)	4,000,000	3,886,607	3,886,607

				7,829,910	7,829,910

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000% Cash, 08/31/2012 (e, h)	6,187,350	6,187,350	6,187,350
SHL Group Limited	Human Capital Management	Common Stock (1,518,762 shares) (d, e)		6,000,000	15,300,000
Teleguam Holdings, LLC	Telecommunications	Second Lien Loan 9.7500% Cash, 06/09/2017 (h)	7,000,000	6,934,391	6,934,391

Sub Total Non-control/Non-affiliated investments				90,292,464	51,182,558

Affiliate investments—44.80% (a, c, f, g)

Centile Holding B.V.	Software	Common Equity Interest (d, e)		3,001,376	3,001,376
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 7.0000% Cash, 7.0000% PIK, 09/18/2012 (b, h)	14,559,236	14,485,213	14,559,236
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				24,485,213	24,559,236

Harmony Health & Beauty, Inc.	Healthcare - Retail	Common Stock (147,621 shares) (d)		6,700,000	1,000,000
JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d, e)		4,500	4,500
		Secured Loan 8.0000% Cash, 06/30/2014 (e, h)	4,000,000	4,000,000	4,000,000

				4,004,500	4,004,500

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 10/26/2017 (b, h)	11,958,188	11,921,592	11,958,188
		Convertible Preferred Stock (20,000 shares) (b)		3,024,872	3,024,872

				14,946,464	14,983,060

Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		2,176,607	5,333,657
RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	999,815

				1,159,815	1,159,815

Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		40,186,620	33,200,000
SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		20,084,598	10,500,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK%, 07/26/2012 (b, h)	9,143,848	9,111,577	9,143,848
		Convertible Series I Preferred Stock (32,200 shares) (d)		500,000	78,515,749
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	2,551,858

				9,611,577	90,211,455

Sub Total Affiliate investments				126,356,770	187,953,099

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments—(Continued)

October 31, 2011

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments—50.79% (a, c, f, g)

MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$42,450,000
		Bridge Loan 10.0000% Cash, 12/31/2011 (e, h)	$3,643,557	3,643,557	3,643,557

				38,380,496	46,093,557

MVC Partners, LLC	Private Equity	Limited Liability Company Interest (d)		1,350,253	1,133,729
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (18,102 shares) (b)		30,000,000	39,500,000

				45,763,636	39,500,000

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	1,525,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 7.0000% Cash, 7.0000% PIK, 08/31/2013 (b, h)	11,055,089	10,999,118	11,055,089
		Common Stock (1,115 shares) (d)		16,000,000	74,500,000

				26,999,118	85,555,089

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 9.0000% Cash, 4.0000% PIK, 01/31/2014 (b, h)	8,395,261	8,395,261	8,395,261
		Junior Revolving Note 6.0000% Cash, 01/31/2014 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	2,721,794
		Warrants (d)		—	—

				12,930,955	12,117,055

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	25,100,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2013 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	1,455,000

				2,450,000	2,055,000

Sub Total Control Investments				141,569,773	213,079,430

TOTAL INVESTMENT ASSETS—107.79% (f)				$358,219,007	$452,215,087

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Company negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.
(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.
(c)	All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., Octagon High Income Cayman Fund Ltd., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, JSC Tekers Holdings, Centile Holding B.V. and Velocitius B.V. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.
(d)	Non-income producing assets.
(e)	The principal operations of these portfolio companies are located outside of the United States.
(f)	Percentages are based on net assets of $419,509,716 as of October 31, 2011.
(g)	See Note 3 for further information regarding “Investment Classification.”
(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.
(i)	All or a portion of the accrued interest on these securities have been reserved against.
(j)	Legacy Investments.
(k)	Octagon High Income Cayman Fund Ltd., which seeks to maximize current income consistent with the preservation of capital through the leveraged loan market and offers monthly liquidity after the initial six months of the investment with a 15-day notice

PIK—Payment-in-kind

— Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements

January 31, 2012

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. Certain amounts have been reclassified to adjust to current period presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 12, 2012.

2. Consolidation

On July 16, 2004, the Company formed a wholly-owned subsidiary, MVC Financial Services, Inc. (“MVCFS”). MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Company, the Company’s portfolio companies and other entities. MVCFS had opening equity of $1 (100 shares at $0.01 per share). The Company does not hold MVCFS for investment purposes and does not intend to sell MVCFS. On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments and to make certain future investments. The results of MVCFS and MVC Cayman are consolidated into the Company and all inter-company accounts have been eliminated in consolidation.

MVC GP II, LLC (“MVC GP II”), an indirect wholly-owned subsidiary of the Company, serves as the general partner to the MVC Private Equity Fund, L.P. (“PE Fund”). MVC GP II is wholly-owned by MVCFS, a subsidiary of the Company. The results of MVC GP II are consolidated into MVCFS and ultimately the Company. All inter-company accounts have been eliminated in consolidation.

Pursuant to the guidance of the Financial Accounting Standards Board (“FASB”) ASC 810, Consolidation of Partnerships and Similar Entities Subtopic, the Company is not required to consolidate MVC GP II’s general partnership interest in the PE Fund. As a result, MVC GP II’s general partnership interest in the PE Fund is shown as an investment on the Company’s books.

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

5. Investment Valuation Policy

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. At January 31, 2012, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

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

Pursuant to our Valuation Procedures, the Valuation Committee (which is currently comprised of three Independent Directors) determines fair values of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the consolidated statements of operations as “Net change in unrealized appreciation (depreciation) on investments.” The Company’s Board of Directors determined that after January 31, 2012, the Company’s NAV per share will be published on a quarterly basis. The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation. Fair values of foreign investments determined as of quarter end reflect exchange rates, as applicable, in effect on the last business day of the quarter. Exchange rates fluctuate on a daily basis, sometimes significantly. Exchange rate fluctuations following the most recent quarter end are not reflected in the valuations reported in this Quarterly Report. See Item 3 Risk Factor, “Investments in foreign debt or equity may involve significant risks in addition to the risks inherent in U.S. investments.”

At January 31, 2012, approximately 92.96% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

For equity securities of portfolio companies, the Valuation Committee estimates the fair value based on market and/or income approach with value then attributed to equity or equity like securities using the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology. Under the Enterprise Value Waterfall valuation methodology, the Valuation Committee estimates the enterprise fair value of the portfolio company and then waterfalls the enterprise value over the portfolio company’s securities in order of their preference relative to one another. To assess the enterprise value of the portfolio company, the Valuation Committee weighs some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing assets may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing assets, the Valuation Committee may estimate the liquidation or collateral value of the portfolio company’s assets. The Valuation Committee also takes into account historical and anticipated financial results.

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

For the Company’s or its subsidiary’s investment in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the general partner (“GP”), the Valuation Committee will rely on the GP’s determination of the Fair Value of the PE Fund, which will be made: (i) no less frequently than quarterly as of the Company’s fiscal quarter end and (ii) based on methodologies consistent with those set forth in the Company’s Valuation Procedures. Additionally, when both the Company and the PE Fund hold investments in the same portfolio company, the GP’s Fair Value determination shall be based on the Valuation Committee’s determination of the Fair Value of the Company’s portfolio security in that portfolio company.

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

6. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 92.96% of the Company’s total assets at January 31, 2012. As discussed in Note 7, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts or other interest bearing accounts.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We did not value any of our investments using Level 1 inputs as of January 31, 2012.

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asst value reported by such Investment Vehicle as of the measurement date, or within six months of the measurement date, are generally categorized as Level 2 investments. We valued one of our investments using Level 2 inputs as of January 31, 2012.

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

The following fair value hierarchy table sets forth our investment portfolio by level as of January 31, 2012 and October 31, 2011 (in thousands):

	January 31, 2012
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$86,613	$86,613
Common Stock	—	—	93,214	93,214
Preferred Stock	—	—	145,623	145,623
Warrants	—	—	34	34
Other Equity Investments	—	2,889	120,854	123,743
Escrow receivables	—	—	705	705

Total Investments, net	$—	$2,889	$447,043	$449,932

	October 31, 2011
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$85,587	$85,587
Common Stock	—	—	94,001	94,001
Preferred Stock	—	—	146,382	146,382
Other Equity Investments	—	2,804	123,441	126,245
Escrow receivables	—	—	1,147	1,147

Total Investments, net	$—	$2,804	$450,558	$453,362

During the quarter ended January 31, 2012 and the year ended October 31, 2011, there were no transfers in and out of Level 1 or 2.

The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the quarters ended January 31, 2012 and January 31, 2011 (in thousands):

	$85,587	$85,587	$85,587	$85,587	$85,587	$85,587	$85,587	$85,587
	Balances, November 1, 2011	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, January 31, 2012
Senior/Subordinated Loans and credit facilities	$85,587	$6	$—	$(151)	$1,734	$(563)	$—	$86,613
Common Stock	94,001	—	—	(787)	—	—	—	93,214
Preferred Stock	146,382	—	—	(820)	61	—	—	145,623
Warrants	—	—	—	—	34	—	—	34
Other Equity Investments	123,441	—	—	(8,790)	6,203	—	—	120,854
Escrow receivables	1,147	143	—	—	—	(585)	—	705

Total	$450,558	$149	$—	$(10,548)	$8,032	$(1,148)	$—	$447,043

	Balances, November 1, 2010	Realized Gains (Losses) (1)	Reversal of Prior Period Appreciation (Depreciation) on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, January 31, 2011
Senior/Subordinated Loans and credit facilities	$111,244	$(14,189)	$14,215	$(6,000)	$5,904	$(5,746)	$—	$105,428
Common Stock	78,865	(433)	433	4,775	6,400	(450)	—	89,590
Preferred Stock	148,995	—	—	(3,844)	57	—	—	145,208
Warrants	—	—	—	—	—	—	—	—
Other Equity Investments	94,798	—	—	(3,100)	3,529	—	—	95,227
Escrow receivables	2,063	—	—	—	—	(956)	—	1,107

Total	$435,965	$(14,622)	$14,648	$(8,169)	$15,890	$(7,152)	$—	$436,560

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.
(2)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities disposed of during the three months ended January 31, 2012 and January 31, 2011, respectively.
(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities held at January 31, 2012 and January 31, 2011, respectively.
(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities.
(5)	Includes decreases in the cost basis of investments resulting from principal repayments or sales.

For the Quarter Ended January 31, 2012

During the quarter ended January 31, 2012, the Company made one new investment, a $1.0 million loan to Freshii USA, Inc. (“Freshii”).

During the quarter ended January 31, 2012, the Company made four follow-on investments in two existing portfolio companies totaling approximately $6.3 million. The Company through MVC Partners, LLC (“MVC Partners”) Limited Partnership interest and MVCFS’ General Partnership interest contributed approximately $6.3 million of its $20.1 million capital commitment to the private equity fund (“PE Fund”), which as of January 31, 2012, has invested in Plymouth Rock Energy, LLC and Gibdock Limited.

On November 30, 2011, as part of the Ohio Medical Corporation (“Ohio Medical”) debt refinancing, the Company agreed to guarantee a series B preferred stock tranche of equity. As of January 31, 2012, the amount guaranteed was $19.4 million and the guarantee obligation was fair valued at $700,000 by the Valuation Committee.

On December 28, 2011, the Company received its third scheduled disbursement from the Vitality Foodservice, Inc. (“Vitality”) escrow of approximately $585,000. The escrow was fair valued at approximately $472,000 as of January 31, 2012.

On December 31, 2011, Marine Exhibition Corporation (“Marine”) made a principal payment of $150,000 on its senior subordinated loan. The balance of the loan as of January 31, 2012 was approximately $11.9 million.

During the quarter ended January 31, 2012, Pre-Paid Legal Services, Inc. (“Pre-Paid Legal”) made principal payments on its tranche A term loan totaling approximately $407,000.

During the quarter ended January 31, 2012, the Valuation Committee increased the fair value of the Company’s investments in Octagon High Income Cayman Fund Ltd. (“Octagon Fund”) by approximately $84,000, SGDA Europe B.V. (“SGDA Europe”) equity interest by $265,000, Turf Products, LLC (“Turf”) equity interest by $500,000 and Security Holdings B.V. (“Security Holdings”) equity interest by $205,000. The Valuation Committee also increased the fair values of the Company’s escrow receivables related to Vitality by $130,000 and Vendio Services, Inc. (“Vendio”) by approximately $13,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy Corporation (“Custom Alloy”), Marine, Summit Research Labs, Inc. (“Summit”) and U.S. Gas & Electric, Inc. (“U.S. Gas”) and the Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $759,466. The Valuation Committee also decreased the fair value of the Company’s investments in BP Clothing, LLC (“BP”) term loan A by $100,000, Harmony Health & Beauty, Inc. (“HH&B”) common stock by $500,000, MVC Automotive Group B.V. (“MVC Automotive”) equity interest by approximately $7.5 million, MVC Partners equity interest by approximately $326,000, MVCFS’ General Partnership interest in the PE Fund by approximately $8,000, NPWT Corporation (“NPWT”) common and preferred stock by approximately $6,000 and $120,000, respectively, SIA Tekers Invest (“Tekers”) common stock by $280,000, Velocitius B.V. (“Velocitius”) equity interest by approximately $1.9 million. The Valuation Committee also determined to value the liability associated with the Ohio Medical guarantee at $700,000. Also, during the quarter ended January 31, 2012, the undistributed allocation of flow through losses from the Company’s equity investment in Octagon Credit Investors, LLC (“Octagon”) decreased the cost basis and fair value of this investment by approximately $112,000.

At January 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments, was $449.2 million with a cost basis of $365.7 million. At January 31, 2012, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $32.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $438.4 million and $333.4 million, respectively. At October 31, 2011, the fair value of all portfolio investments, exclusive of short-term securities, was $452.2 million, with a cost basis of $358.2 million. At October 31, 2011, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $32.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.4 million and $325.9 million, respectively.

For the Fiscal Year Ended October 31, 2011

During the fiscal year ended October 31, 2011, the Company made six new investments, committing capital totaling approximately $26.1 million. The investments were made in Octagon Fund ($3.0 million), JSC Tekers Holdings “JSC Tekers”) ($4.0 million), Teleguam Holdings, LLC (“Teleguam”) ($7.0 million), Pre-Paid Legal ($8.0 million), RuMe Inc. (“RuMe”) ($1.2 million) and Centile Holding B.V. (“Centile”) ($3.0 million).

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

On August 1, 2011, as part of a restructuring of the Company’s investment in HuaMei Capital Company, Inc. (“HuaMei”), the Company sold its shares to HuaMei, resulting in a realized loss of $2.0 million.

On August 31, 2011, Sonexis, Inc. (“Sonexis”), a Legacy Investment, completed the dissolution of its operations and the sale of its assets. The Company realized a loss of $10.0 million as a result of this dissolution.

On October 3, 2011, Storage Canada, LLC (“Storage Canada”) repaid its term loan in full including all accrued interest.

On October 17, 2011, the Company converted SGDA Europe’s $1.5 million senior secured loan and all accrued interest to additional common equity interest.

On October 28, 2011, Total Safety U.S., Inc. (“Total Safety”) repaid its first and second lien loans in full including all accrued interest.

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

8. Commitments and Contingencies

Commitments of the Company:

At January 31, 2012, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at January 31, 2012
Turf	$1.0 million	$1.0 million
MVC Partners/MVCFS	$20.1 million	$6.3 million

Total	$21.1million	$7.3 million

Guarantees:

As of January 31, 2012, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at January 31, 2012
MVC Automotive	$5.2 million	—
Tekers	$294,000	—
Ohio Medical	$19.4 million	—

Total	$24.9 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies. At January 31, 2012, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be $700,000.

These guarantees are further described below, together with the Company’s other commitments.

On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers. The guarantee had a commitment of approximately 225,000 euros at January 31, 2012, equivalent to approximately $294,000.

On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive. The guarantee had a commitment of approximately 5.9 million euros at October 31, 2011, equivalent to approximately $8.2 million. On January 31, 2012, the mortgage that was guaranteed was repaid by MVC Automotive, resulting in the release of the guarantee. As of January 31, 2012, the guarantee was no longer a commitment of the Company.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.2 million at January 31, 2012) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive. The Company has consistently reported the amount of the guarantee as 4.0 million Euro. The Company and MVC Automotive continues to view this amount as the full amount of our commitment. The Company learned that Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of January 31, 2012 is approximately 5.4 million Euro (equivalent to approximately $7.1 million). The Company and MVC Automotive are working to resolve the discrepancy.

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on January 31, 2014. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2011 and January 31, 2012, the outstanding balance of the secured junior revolving note was $1.0 million.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP. The PE Fund closed on approximately $104 million of capital commitments. As of January 31, 2012, $6.3 million of the Company’s commitment was contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet. This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, as part of Ohio Medical’s refinancing of their debt, the Company agreed to guarantee a series B preferred stock tranche of equity, with a 12% coupon for the first 18 months it is outstanding. After that initial period, the rate increases by 400bps to 16% for the next 6 months and increases by 50 bps (.5%) each 6 month period thereafter. As of January 31, 2012, the amount guaranteed was $19.4 million and the guarantee obligation was fair valued at $700,000 by the Valuation Committee.

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

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (the “Credit Facility”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility now only consists of a $50.0 million term loan, which will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable. As of January 31, 2012, there was $50.0 million outstanding on the Credit Facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a 1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing the Credit Facility. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the consolidated balance sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. The Credit Facility includes standard financial covenants including limitations on total assets to debt, debt to equity, interest coverage and eligible debt ratios.

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

The Advisory Agreement provides for an expense cap pursuant to which TTG Advisers will absorb or reimburse operating expenses of the Company, to the extent necessary to limit the Company’s expense ratio (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation and extraordinary expenses taken as a percentage of the Company’s average net assets) to 3.5% in each of the 2009 and 2010 fiscal years. For more information, please see Note 10.

On October 26, 2010 and October 25, 2011, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% to the 2011 and 2012 fiscal years, respectively. In addition, for fiscal years 2010, 2011 and 2012, TTG Advisers has voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTGA Advisers under the Advisory Agreement (the “Voluntary Waiver”). TTG Advisers has also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds or the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.

10. Incentive Compensation

At October 31, 2011, the provision for estimated incentive compensation was approximately $23.9 million. During the quarter ended January 31, 2012, this provision for incentive compensation was decreased by a net amount of approximately $1.9 million to approximately $22.0 million. The net decrease in the provision for incentive compensation during the quarter ended January 31, 2012 reflects the Valuation Committee’s determination to decrease the fair values of seven of the Company’s portfolio investments (BP, HH&B, MVC Automotive, NPWT, Tekers, Velocitius and Ohio Medical) by a total of $11.4 million. The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of four of the Company’s portfolio investments (Octagon Fund, SGDA Europe, Security Holdings, and Turf) by a total of approximately $1.1 million and the escrow receivable related to Vitality by $130,000. During the quarter ended January 31, 2012, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

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

11. Tax Matters

On October 31, 2011 and January 31, 2012, the Company had a net capital loss carryforward of $26,263,731, all of which will expire in the year 2019. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed. The Company had approximately $21.5 million in unrealized losses associated with Legacy Investments as of. January 31, 2012.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the quarter ended January 31, 2012, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS. The 2007, 2008, 2009, 2010 and 2011 federal tax years for the Company and for MVCFS remain subject to examination by the IRS.

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Act”) was enacted, which changed various technical rules governing the tax treatment of regulated investment companies. The changes are generally effective for taxable years beginning after the date of enactment. One of the more prominent changes addresses capital loss carryforwards. Under the Act, each fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under previous regulation.

12. Dividends and Distributions to Shareholders and Share Repurchase Program

As a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), the Company is required to distribute to its shareholders, in a timely manner, at least 90% of its investment company taxable and tax-exempt income each year. If the Company distributes, in a calendar year, at least 98% of its ordinary income for such calendar year and 98.2% of its capital gain net income for the 12-month period ending on October 31 of such calendar year (as well as any portion of the respective 2% balances not distributed in the previous year), it will not be subject to the 4% non-deductible federal excise tax on certain undistributed income of RICs.

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

All of our shareholders who hold shares of common stock in their own name will automatically be enrolled in our dividend reinvestment plan (the “Plan”). All such shareholders will have any cash dividends and distributions automatically reinvested by Computershare Ltd. (“the Plan Agent”) in shares of our common stock. Of course, any shareholder may elect to receive his or her dividends and distributions in cash. Currently, the Company has a policy of seeking to pay quarterly dividends to shareholders. For any of our shares that are held by banks, brokers or other entities that hold our shares as nominees for individual shareholders, the Plan Agent will administer the Plan on the basis of the number of shares certified by any nominee as being registered for shareholders that have not elected to receive dividends and distributions in cash. To receive your dividends and distributions in cash, you must notify the Plan Agent, broker or other entity that holds the shares.

For the Quarter Ended January 31, 2012

On December 16, 2011, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on January 6, 2012 to shareholders of record on December 30, 2011. The total distribution amounted to $2,870,038.

During the quarter ended January 31, 2012, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 1,108 shares of our common stock at an average price of $11.98, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

On July 19, 2011, the Company’s Board of Directors approved another share repurchase program authorizing up to $5.0 million for additional share repurchases. No shares were repurchased under this new repurchase program as of January 31, 2012. Implementation of the program as well as the timing thereof depends on a variety of factors, including, among others, the availability of capital, the Company’s current share price and the ability to conduct the offer under the Credit Facility.

13. Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc. and the wholly-owned subsidiaries MVC Financial Services, Inc and MVC Cayman.

The following table presents book basis segment data for the quarter ended January 31, 2012:

	MVC	MVCFS	Consolidated
Interest and dividend income	$2,667,782	$19	$2,667,801
Fee income	—	1,087,992	1,087,992
Other losses	(111,652)	—	(111,652)
Total operating income	2,556,130	1,088,011	3,644,141

Total operating expenses	200,169	2,288,297	2,488,466
Less: Waivers by Adviser	(55,529)	(40,699)	(96,228)
Total net operating expenses	144,640	2,247,598	2,392,238

Net operating income (loss) before taxes	2,411,490	(1,159,587)	1,251,903

Tax expense	—	549	549
Net operating income (loss)	2,411,490	(1,160,136)	1,251,354
Net realized loss on investments	193,793	—	193,793
Net change in unrealized appreciation on investments	(10,454,654)	(8,320)	(10,462,974)
Net increase (decrease) in net assets resulting from operations	(7,849,371)	(1,168,456)	(9,017,827)

14. Subsequent Events

On March 7, 2012, the Board of Directors of Summit approved a recapitalization as well as declared a $12.0 million dividend which was paid to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as may, will, expect, believe, anticipate, intend, could, estimate, might and continue, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the “Safe Harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to adverse conditions in the U.S. and international economies, competition in the markets in which our portfolio companies operate, investment capital demand, pricing, market acceptance, any changes in the regulatory environments in which we operate, changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, competitive forces, adverse conditions in the credit markets impacting the cost, including interest rates and/or availability of financing, the results of financing and investing efforts, the ability to complete transactions, the inability to implement our business strategies and other risks identified below or in the Company’s filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this report and the Company’s annual report on Form 10-K for the year ended October 31, 2011.

SELECTED CONSOLIDATED FINANCIAL DATA:

Financial information for the fiscal year ended October 31, 2011 is derived from the consolidated financial statements included in the Company’s annual report on Form 10-K, which have been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.

Selected Consolidated Financial Data

	Quarter Ended January 31,	Quarter Ended January 31,	Year Ended October 31,
	2012	2011	2011
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$2,668	$3,375	$11,450
Fee income	1,088	788	3,180
Other (loss) income	(112)	361	1,341

Total operating income	3,644	4,524	15,971

Expenses:
Management fee	2,707	2,555	9,142
Administrative	923	1,176	4,320
Interest and other borrowing costs	795	770	3,082
Incentive compensation (Note 10)	(1,937)	(1,603)	1,948

Total operating expenses	2,488	2,898	18,492

Total waiver by adviser	(96)	(138)	(251)

Total net operating expenses	2,392	2,760	18,241

Net operating income (loss) before taxes	1,252	1,764	(2,270)
Tax expense, net	1	10	14

Net operating income (loss)	1,251	1,754	(2,284)

Net realized and unrealized (loss) gain:
Net realized gain (loss) on investments	194	(14,622)	(26,422)
Net change in unrealized (depreciation) appreciation on investments	(10,463)	6,624	35,677

Net realized and unrealized (loss) gain on investments	(10,269)	(7,998)	9,255

Net (decrease) increase in net assets resulting from operations	$(9,018)	$(6,244)	$6,971

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$(0.38)	$(0.26)	$0.30
Dividends per share	$0.12	$0.12	$0.48
Balance Sheet Data:
Portfolio at value	$449,227	$455,580	$452,215
Portfolio at cost	365,694	390,637	358,219
Total assets	484,014	489,266	497,107
Shareholders’ equity	407,622	415,872	419,510
Shareholders’ equity per share (net asset value)	$17.04	$17.33	$17.54
Common shares outstanding at period end	23,917	23,991	23,917
Other Data:
Number of Investments funded in period	5	4	13
Investments funded ($) in period	$7,315	$28,251	$43,235

	2012	2011				2010
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	3,644	3,421	3,482	4,544	4,524	5,130	5,257	5,336	7,798
Management fee	2,707	2,155	2,183	2,249	2,555	2,232	2,176	2,467	2,455
Administrative	923	1,105	1,049	990	1,176	777	910	938	770
Interest, fees and other borrowing costs	795	783	784	745	770	770	767	647	641
Incentive compensation	(1,937)	3,483	(463)	531	(1,603)	2,504	(3,270)	2,225	1,020
Total waiver by adviser	(96)	(38)	(37)	(38)	(138)	(50)	(50)	(50)	—
Tax expense	1	2	—	2	10	2	—	1	5
Net operating income (loss) before net realized and unrealized gains	1,251	(4,069)	(34)	65	1,754	(1,105)	4,724	(892)	2,907
Net (decrease) increase in net assets resulting from operations	(9,018)	13,282	(2,369)	2,302	(6,244)	11,307	(11,281)	8,969	7,138
Net (decrease) increase in net assets resulting from operations per share	(0.38)	0.56	(0.10)	0.10	(0.26)	0.47	(0.47)	0.37	0.29
Net asset value per share	17.04	17.54	17.10	17.32	17.33	17.71	17.35	17.89	17.64

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2011, the Company made six new investments and made seven follow-on investments in existing portfolio companies committing a total of $43.2 million of capital to these investments. During the quarter ended January 31, 2012, the Company made one new investment and four follow-on investments in two existing portfolio companies, committing capital totaling $7.3 million.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of January 31, 2012, 2.23% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s). In fact, during fiscal year 2006, we established MVC Partners for this purpose. Furthermore, the Board of Directors has authorized the establishment of the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP and which may raise up to $250 million. On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund. The PE Fund has closed on approximately $104 million of capital commitments. The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is currently restricted from making Non-Diversified Investments. For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees paid by the PE Fund and up to 30% of the carried interest generated by the PE Fund. Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund. In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund. Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund.

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

OPERATING INCOME

For the Quarters Ended January 31, 2012 and 2011. Total operating income was $3.6 million for the quarter ended January 31, 2012 and $4.5 million for the quarter ended January 31, 2011, a decrease of approximately $900,000.

For the Quarter Ended January 31, 2012

Total operating income was $3.6 million for the quarter ended January 31, 2012. The decrease in operating income over the same period last year was primarily due to the repayment of investments that provided the Company with current income and a decrease in dividend income from the sale of portfolio companies. The main components of operating income were the interest earned on loans and the receipt of closing, monitoring and termination fees from certain portfolio companies by the Company and MVCFS. The Company earned approximately $2.7 million in interest and dividend income from investments in portfolio companies. Of the $2.7 million recorded in interest/dividend income, approximately $759,000 was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 6% to 15%, excluding those investments which interest is being reserved against. The Company received fee income and had other losses from portfolio companies and other entities totaling a net amount of approximately $976,000.

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

OPERATING EXPENSES

For the Quarters Ended January 31, 2012 and 2011. Operating expenses, net of Voluntary Waivers, were $2.4 million for the quarter ended January 31, 2012 and $2.8 million for the quarter ended January 31, 2011, a decrease of approximately $400,000.

For the Quarter Ended January 31, 2012

Operating expenses, net of the Voluntary Waivers (as defined below), were approximately $2.4 million or 2.28% of the Company’s average net assets, when annualized, for the quarter ended January 31, 2012. Significant components of operating expenses for the quarter ended January 31, 2012 were the management fee expense of $2.7 million and interest and other borrowing costs of approximately $795,000.

The $400,000 decrease in the Company’s operating expenses for the quarter ended January 31, 2012 compared to the quarter ended January 31, 2011, was primarily due to the $334,000 decrease in the estimated provision for incentive compensation expense and the $198,000 decrease in other expenses offset by an increase of approximately $152,000 in management fee expense. For the 2010 and 2011 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). On October 25, 2011, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% and the Voluntary Waiver to the 2012 fiscal year. TTG Advisers has also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds and the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. For fiscal year 2011 and for the quarter ended January 31, 2012 annualized, the Company’s expense ratio was 3.18% and 3.37%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the quarter ended January 31, 2012, the provision for incentive compensation was decreased by a net amount of approximately $1.9 million to approximately $22.0 million. The net decrease in the provision for incentive compensation during the quarter ended January 31, 2012 reflects the Valuation Committee’s determination to decrease the fair values of seven of the Company’s portfolio investments (BP, HH&B, MVC Automotive, NPWT, Tekers, Velocitius and Ohio Medical) by a total of $11.4 million. The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of four of the Company’s portfolio investments (Octagon Fund, SGDA Europe, Security Holdings, and Turf) by a total of approximately $1.1 million. The Valuation Committee also increased the fair value of the Company’s escrow receivable related to Vitality by $130,000. During the quarter ended January 31, 2012, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 10 of our consolidated financial statements “Incentive Compensation” for more information.

For the Quarter Ended January 31, 2011

Operating expenses, net of the Voluntary Waivers, were approximately $2.8 million or 2.59% of the Company’s average net assets, when annualized, for the quarter ended January 31, 2011. Significant components of operating expenses for the quarter ended January 31, 2011 were the management fee expense of $2.6 million and interest and other borrowing costs of approximately $770,000.

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Quarters Ended January 31, 2012 and 2011. Net realized gains for the quarter ended January 31, 2012 were approximately $194,000 and net realized losses for the quarter ended January 31, 2011 were approximately $14.6 million, an increase of approximately $14.8 million.

For the Quarter Ended January 31, 2012

Net realized gains for the quarter ended January 31, 2012 were approximately $194,000. The significant components of the Company’s net realized gains for the quarter ended January 31, 2012 were primarily the distributions received from the Octagon Fund and the increase in the fair values of the Vitality and Vendio escrows.

During the quarter ended January 31, 2012, the Company received distributions from Octagon Fund of approximately $45,000, which were treated as realized gains.

During the quarter ended January 31, 2012, the Valuation Committee determined to increase the fair values of the Vitality and Vendio escrows by a combined amount of approximately $143,000, which were recorded as realized gains.

For the Quarter Ended January 31, 2011

Net realized losses for the quarter ended January 31, 2011 were $14.6 million. The significant components of the Company’s net realized losses for the quarter ended January 31, 2011 were primarily the loss on the sale of Harmony Pharmacy common stock, demand notes and revolving credit facility and the dissolution of the Amersham loans. A portion of these losses were offset by the gain on the sale of LHD Europe common stock.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Quarters Ended January 31, 2012 and 2011. The Company had a net change in unrealized depreciation on portfolio investments of approximately $10.5 million for the quarter ended January 31, 2012 and unrealized appreciation on portfolio investments of approximately $6.6 million for the quarter ended January 31, 2011, a decrease of approximately $17.1 million.

For the Quarter Ended January 31, 2012

The Company had a net change in unrealized depreciation on portfolio investments of approximately $10.5 million for the quarter ended January 31, 2012. The change in unrealized depreciation for the quarter ended January 31, 2012 primarily resulted from the Valuation Committee’s decision to decrease the fair values of the Company’s investments in BP term loan A by $100,000, HH&B common stock by $500,000, MVC Automotive equity interest by approximately $7.5 million, MVC Partners equity interest by approximately $326,000, MVCFS’ General Partnership interest in the PE Fund by approximately $8,000, NPWT common and preferred stock by approximately $6,000 and $120,000, respectively, Tekers common stock by $280,000, Velocitius equity interest by approximately $1.9 million and value the liability associated with the Ohio Medical guarantee at $700,000. The Valuation Committee also increased the fair value of the Company’s investments in Octagon Fund by approximately $84,000, SGDA Europe equity interest by $265,000, Turf equity interest by $500,000 and Security Holdings equity interest by $205,000.

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

PORTFOLIO INVESTMENTS

For the Quarter Ended January 31, 2012 and the Year Ended October 31, 2011. The cost of the portfolio investments held by the Company at January 31, 2012 and at October 31, 2011 was $365.7 million and $358.2 million, respectively, a decrease of $7.5 million. The aggregate fair value of portfolio investments at January 31, 2012 and at October 31, 2011 was $449.2 million and $452.2 million, respectively, a decrease of $3.0 million. The Company held cash and cash equivalents at January 31, 2012 and at October 31, 2011 of $25.6 million and $28.3 million, respectively, a decrease of approximately $2.7 million.

For the Quarter Ended January 31, 2012

During the quarter ended January 31, 2012, the Company made one new investment, a $1.0 million loan to Freshii.

During the quarter ended January 31, 2012, the Company made four follow-on investments in two existing portfolio companies totaling approximately $6.3 million. The Company through MVC Partners Limited Partnership interest and MVCFS’ General Partnership interest contributed approximately $6.3 million of its $20.1 million capital commitment to the PE Fund, which as of January 31, 2012, has invested in Plymouth Rock Energy, LLC and Gibdock Limited.

On November 30, 2011, as part of the Ohio Medical debt refinancing, the Company agreed to guarantee a series B preferred stock tranche of equity. As of January 31, 2012, the amount guaranteed was $19.4 million and the guarantee obligation was fair valued at $700,000 by the Valuation Committee.

On December 28, 2011, the Company received its third scheduled disbursement from the Vitality Foodservice, Inc. escrow of approximately $585,000. The escrow was fair valued at approximately $472,000 as of January 31, 2012.

On December 31, 2011, Marine made a principal payment of $150,000 on its senior subordinated loan. The balance of the loan as of January 31, 2012 was approximately $11.9 million.

During the quarter ended January 31, 2012, Pre-Paid Legal made principal payments totaling approximately $407,000.

During the quarter ended January 31, 2012, the Valuation Committee increased the fair value of the Company’s investments in Octagon Fund by approximately $84,000, SGDA Europe equity interest by $265,000, Turf equity interest by $500,000 and Security Holdings equity interest by $205,000. The Valuation Committee also increased the fair values of the Company’s escrow receivables related to Vitality by $130,000 and Vendio Services, Inc. (“Vendio”) by approximately $13,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $759,466. The Valuation Committee also decreased the fair value of the Company’s investments in BP term loan A by $100,000, HH&B common stock by $500,000, MVC Automotive equity interest by approximately $7.5 million, MVC Partners equity interest by approximately $326,000, MVCFS’ General Partnership interest in the PE Fund by approximately $8,000, NPWT common and preferred stock by approximately $6,000 and $120,000, respectively, Tekers common stock by $280,000, Velocitius equity interest by approximately $1.9 million. The Valuation Committee also determined to value the liability associated with the Ohio Medical guarantee at $700,000. Also, during the quarter ended January 31, 2012, the undistributed allocation of flow through losses from the Company’s equity investment in Octagon decreased the cost basis and fair value of this investment by approximately $112,000.

At January 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments, was $449.2 million with a cost basis of $365.7 million. At January 31, 2012, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $32.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $438.4 million and $333.4 million, respectively. At October 31, 2011, the fair value of all portfolio investments, exclusive of short-term securities, was $452.2 million, with a cost basis of $358.2 million. At October 31, 2011, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $32.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.4 million and $325.9 million, respectively.

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

On August 31, 2011, Sonexis, a Legacy Investment, completed the dissolution of its operations and the sale of its assets. The Company realized a loss of $10.0 million as a result of this dissolution.

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

Portfolio Companies

During the quarter ended January 31, 2012, the Company had investments in:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2011 and January 31, 2012, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been fair valued at $0.

BP Clothing, LLC

BP, Pico Rivera, California, is a company that designs, manufactures, markets and distributes under several brand names women’s apparel.

At October 31, 2011, the Company’s investment in BP consisted of a $20.4 million second lien loan, a $2.0 million term loan A, and a $2.0 million term loan B. The second lien loan bears annual interest at 16.5%. The second lien loan had a $17.5 million principal face amount and was issued at a cost basis of $17.5 million. The second lien loan’s cost basis was subsequently discounted to reflect loan origination fees received. The maturity date of the second lien loan is July 18, 2012. The principal balance is due upon maturity. The term loan A bears annual interest at LIBOR plus 7.75% or Prime Rate plus 6.75%. The term loan B bears annual interest at LIBOR plus 10.75% or Prime Rate plus 9.75%. The interest rate option on the loan assignments is at the borrower’s discretion. Both term loans matured on July 18, 2011. The combined cost basis and fair value of the investments at October 31, 2011 was $23.6 million and $280,000, respectively.

On December 12, 2011, BP filed for Chapter 11 protection in New York with agreement to turn ownership over to secured lenders under a bankruptcy reorganization plan. Secured lenders, including the Company, have agreed to support a Chapter 11 plan where first-lien creditors will take 90 percent of the new stock, second-lien lenders will have 6 percent, and subordinated lenders will have 4 percent. The plan-support agreement requires filing the plan and disclosure statement by year’s end, with consummation of the plan not later than March 31, 2012.

During the quarter ended January 31, 2012, the Valuation Committee decreased the fair value of the term loan A by $100,000.

At January 31, 2012, the loans had a combined outstanding balance of $24.5 million, a cost basis of $23.6 million and a fair value of $180,000. The increase in the outstanding balance and cost of the term loans are due to the amortization of loan origination fees and the increase in the outstanding balance of the second lien loan is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest for the quarter ended January 31, 2012. The Company has also reserved in full against all accrued interest starting on July 1, 2010 and stopped accruing interest as of the filing date for bankruptcy.

Centile Holding B.V.

Centile, Sophia-Antipolis, France, is a leading European innovator of unified communications, network platforms, hosted solutions, applications and tools that help mobile, fixed and web-based communications service providers serve the needs of enterprise end users.

At October 31, 2011 and January 31, 2012, the Company’s investment in Centile consisted of common equity interest at a cost and fair value of approximately $3.0 million.

Christopher Sullivan, a representative of the Company, serves as a director of Centile.

Custom Alloy Corporation

Custom Alloy, High Bridge, New Jersey, manufactures time sensitive and mission critical butt-weld pipe fittings for the natural gas pipeline, power generation, oil/gas refining and extraction, and nuclear generation markets.

At October 31, 2011, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost and fair value of $44,000, 1,991 shares of convertible series B preferred stock at a cost and fair value of approximately $10.0 million. The unsecured subordinated loan, which bears annual interest at 14% and matures on September 18, 2012, had a cost of $14.5 million and a fair value of $14.6 million.

At January 31, 2012, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost and fair value of $44,000 and the 1,991 shares of convertible series B preferred stock had a cost and fair value of approximately $10.0 million. The unsecured subordinated loan had an outstanding balance, cost basis and a fair value of $14.8 million. The increase in the cost basis and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Michael Tokarz, Chairman of the Company, and Shivani Khurana, representative of the Company, serve as directors of Custom Alloy.

DPHI, Inc. (formerly DataPlay, Inc.)

DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.

At October 31, 2011 and January 31, 2012, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2011 and January 31, 2012, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $10.8 million.

Bruce Shewmaker, an officer of the Company, serves as a director of Foliofn.

Freshii USA, Inc.

Freshii, Chicago, Illinois, is a chain of “fast casual” restaurants serving fresh and healthy food for breakfast, lunch and dinner. Freshii currently has 33 locations in 21 cities and four countries.

On January 13, 2012, the Company invested $1.0 million in Freshii in the form of a senior secured loan with an annual interest rate of 12% and a maturity date of January 13, 2016, and received a warrant at no cost to the Company. The Company allocated a portion of the cost basis in the senior secured loan to the warrant at the time the investment was made.

At January 31, 2012, the Company’s investment in Freshii consisted of a senior secured loan with an outstanding balance, cost basis and fair value of approximately $1.0 million. The warrant had a cost and fair value of approximately $34,000. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the discount associated with the warrant. These increases were approved by the Company’s Valuation Committee.

GDC Acquisitions, LLC d/b/a JDC Lighting, LLC

GDC is the holding company of JDC Lighting, LLC (“JDC”). GDC, New York, New York, which was a distributor of commercial lighting and electrical products.

At October 31, 2011 and January 31, 2012, the Company’s investment in GDC consisted of a $3.3 million senior subordinated loan, bearing annual interest at 17% and matured on August 31, 2011. The loan had a principal amount, an outstanding balance and a cost basis of $3.2 million and was fair valued at $0. The warrant was fair valued at $0. The Company has reserved in full against the interest accrued on the senior subordinated loan since July 1, 2010.

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

During the quarter ended January 31, 2012, the Valuation Committee decreased the fair value of the common stock by $500,000.

At January 31, 2012, the Company’s investment in HH&B consisted of 147,621 shares of common stock with a cost of $6.7 million and fair value of $500,000.

Michael Tokarz, Chairman of the Company, serves as a director of HH&B.

Integrated Packaging Corporation

IPC, New Brunswick, New Jersey, is a manufacturer of corrugated boxes and packaging material.

At October 31, 2011 and January 31, 2012, the Company’s investment in IPC consisted of a warrant which was received in exchange for services provided to another investor in IPC. The warrant had a zero cost basis and has been fair valued at $0.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2011 and January 31, 2012, the Company’s investment in JSC Tekers consisted of a secured loan with an outstanding balance, a cost basis and a fair value of $4.0 million and 2,250 shares of common stock with a cost basis and fair value of $4,500. The secured loan has an interest rate of 8% and a maturity date of June 30, 2014.

Lockorder Limited (formerly Safestone Technologies PLC)

Lockorder, located in Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.

At October 31, 2011 and January 31, 2012, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2011 and January 31, 2012, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

Marine Exhibition Corporation

Marine, Miami, Florida, owns and operates the Miami Seaquarium. The Miami Seaquarium is a family-oriented entertainment park.

At October 31, 2011, the Company’s investment in Marine consisted of a senior secured loan and 20,000 shares of preferred stock. The senior secured loan had an outstanding balance of approximately $12.0 million and a cost basis of approximately $11.9 million. The senior secured loan bears annual interest at 11% and matures on October 26, 2017. The senior secured loan was fair valued at approximately $12.0 million. The preferred stock was fair valued at approximately $3.0 million. The dividend rate on the preferred stock is 12% per annum.

During the quarter ended January 31, 2012, Marine made a principal payment of $150,000 on its senior secured loan.

At January 31, 2012, the Company’s senior secured loan had an outstanding balance, cost basis and a fair value of approximately $11.9 million. The preferred stock had a cost and fair value of approximately $3.1 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.

MVC Automotive Group B.V.

MVC Automotive, an Amsterdam-based holding company, owns and operates twelve Ford, Jaguar, Land Rover, Mazda, and Volvo dealerships located in Austria, Belgium, and the Czech Republic.

At October 31, 2011, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $34.7 million and a fair value of approximately $42.5 million. The bridge loan, which bears annual interest at 10% and matures on December 31, 2012, had a cost and fair value of approximately $3.6 million. The guarantees for MVC Automotive were equivalent to approximately $13.7 million at October 31, 2011.

During the quarter ended January 31, 2012, the Valuation Committee decreased the fair value of the equity interest by approximately $7.5 million.

At January 31, 2012, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $34.7 million and a fair value of approximately $34.9 million. The bridge loan had a cost and fair value of approximately $3.6 million. The mortgage guarantee for MVC Automotive were equivalent to approximately $5.2 million at January 31, 2012. This guarantee was taken into account in the valuation of MVC Automotive.

Michael Tokarz, Chairman of the Company, and Christopher Sullivan, a representative of the Company, serve as directors of MVC Automotive.

MVC Partners LLC

MVC Partners, Purchase, New York, a wholly-owned portfolio company, is a private equity firm established primarily to serve as the general partner, managing member or anchor investor of private or other investment vehicles.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP. Of the $20.1 million total commitment, the Company, via MVC Partners, has committed $19.6 million to the PE Fund as its anchor limited partner. See MVC Private Equity Fund, L.P. for more information on the PE Fund. The PE Fund has closed on approximately $104 million of capital commitments.

At October 31, 2011, the Company’s equity investment in MVC Partners had a cost basis of approximately $1.4 million and fair value of approximately $1.1 million.

During the quarter ended January 31, 2012, the Company made two follow-on investments in MVC Partners totaling approximately $6.2 million which was used to fund MVC Partners’ limited partnership commitment to the PE Fund.

During the quarter ended January 31, 2012, the Valuation Committee decreased the fair value of the equity interest by approximately $326,000.

At January 31, 2012, the Company’s equity investment in MVC Partners had a cost basis of approximately $7.5 million and fair value of approximately $7.0 million.

MVC Private Equity Fund, L.P.

MVC Private Equity Fund, L.P., Purchase, New York, is a private equity fund focused on control equity investments in the lower middle market. MVC GP II, an indirect wholly-owned subsidiary of the Company, serves as the GP to the PE Fund. MVC GP II is wholly-owned by MVCFS, a subsidiary of the Company. The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to participate in Non-Diversified Investments made by the PE Fund. As previously disclosed, the Company is currently restricted from making Non-Diversified Investments. For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees paid by the PE Fund and up to 30% of the carried interest generated by the PE Fund. Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund. In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund. Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund. Of the $20.1 million total commitment, MVCFS, via its wholly-owned subsidiary MVC GP II, has committed $500,000 to the PE Fund as its general partner. See MVC Partners for more information on the other portion of the Company’s commitment to the PE Fund. The PE Fund has closed on approximately $104 million of capital commitments.

During the quarter ended January 31, 2012, the Company, via MVCFS, made two investments in MVC PE Fund totaling approximately $157,000 in the form of a general partnership interest.

During the quarter ended January 31, 2012, the Valuation Committee decreased the fair value of the general partnership interest in the PE Fund by approximately $8,000.

At January 31, 2012, the Company’s equity investment in the PE Fund had a cost basis of approximately $157,000 and fair value of approximately $149,000.

NPWT Corporation

NPWT, Gurnee, Illinois, is a medical device manufacturer and distributor of negative pressure wound therapy products.

During October of 2011 NPWT completed the sale of all of its assets to Invacare Corporation (“Invacare”). NPWT received an upfront payment as well as a limited five year royalty based on the sales of eligible product lines. On October 31, 2011, the Company received a distribution from NPWT of $500,000, which was treated as a return of capital and returned all cash invested into NPWT to the Company. This distribution was paid from the upfront payment mentioned previously.

At October 31, 2011, the Company’s investment in NPWT consisted of 281 shares of common with a cost basis of approximately $1.2 million and a fair value of approximately $56,000 and 5,000 shares of convertible preferred stock with a cost basis of $0 and a fair value of $1.0 million.

During the quarter ended January 31, 2012, the Valuation Committee decreased the fair value of the common stock by approximately $6,000 and the preferred stock by approximately $120,000.

At January 31, 2012, the common stock had a cost basis of approximately $1.2 million and a fair value of $50,000. The convertible preferred stock had a cost basis of $0 and a fair value of $880,000.

Scott Schuenke, an officer of the Company, serves as a director of NPWT.

Octagon Credit Investors, LLC

Octagon, is a New York-based asset management company that manages leveraged loans and high yield bonds through collateralized debt obligations (“CDO”) funds.

At October 31, 2011, the Company’s investment in Octagon consisted of an equity investment with a cost basis of approximately $2.2 million and a fair value of approximately $5.3 million.

During the quarter ended January 31, 2012, the cost basis and fair value of the equity investment was decreased by approximately $112,000 because of an allocation of flow through losses by the Company’s Valuation Committee.

At January 31, 2012, the equity investment had a cost basis of approximately $2.1 million and a fair value of $5.2 million.

Octagon High Income Cayman Fund Ltd.

Octagon Fund, is a private fund that seeks to maximize current income consistent with the preservation of capital through the leveraged loan market. This fund is managed by Octagon, a current portfolio company.

At October 31, 2011, the Company’s investment in Octagon Fund consisted of 3,014 shares of series 1 participating non-voting shares with a cost basis of approximately $3.0 million and a fair value of approximately $2.8 million.

During the quarter ended January 31, 2012, the Valuation Committee increased the fair value of the investment by approximately $84,000.

During the quarter ended January 31, 2012, the Company received distributions of approximately $45,000 which were treated as realized gains.

At January 31, 2012, the investment had a cost basis of approximately $3.0 million and a fair value of approximately $2.9 million.

Ohio Medical Corporation

Ohio Medical, Gurnee, Illinois, is a manufacturer and supplier of suction and oxygen therapy products, medical gas equipment, and input devices.

At October 31, 2011, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis and fair value of approximately $15.8 million and $0, respectively, and 18,102 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $39.5 million.

On November 30, 2011, as part of Ohio Medical’s refinancing of their debt, the Company agreed to guarantee a series B preferred stock tranche of equity, with a 12% coupon for the first 18 months it is outstanding. After that initial period, the rate increases by 400bps to 16% for the next 6 months and increases by 50 bps (.5%) each 6 month period thereafter. As of January 31, 2012, the amount guaranteed was $19.4 million and the guarantee obligation was fair valued at $700,000 by the Valuation Committee.

At January 31, 2012, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis of approximately $15.8 million and a fair value of $0 and 18,826 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $39.5 million. The guarantee obligation had a fair value of negative $700,000.

Michael Tokarz, Chairman of the Company, Peter Seidenberg, Chief Financial Officer of the Company, and Jim O’Connor, a representative of the Company, serve as directors of Ohio Medical.

Pre-Paid Legal Services, Inc.

Pre-Paid Legal, Ada, Oklahoma, is the leading marketer of legal counsel and identity theft solutions to families and small businesses in the U.S. and Canada.

At October 31, 2011, the Company’s investment in Pre-Paid Legal consisted of a $4.0 million tranche A term loan and a $4.0 million tranche B term loan, both purchased at a discount. The tranche A term loan bears annual interest at LIBOR, with a 1.5% floor, plus 6% and matures on January 1, 2017 and the tranche B term loan bears annual interest at LIBOR, with a 1.5% floor, plus 9.5% and matures on January 1, 2017. At October 31, 2011, the loans had a combined outstanding balance of $8.0 million and a cost basis and fair value of approximately $7.8 million.

During the quarter ended January 31, 2012, Pre-Paid Legal made principal payments on its tranche A term loan totaling approximately $407,000.

At January 31, 2012, the loans had a combined outstanding balance of $7.6 million and a cost basis and fair value of approximately $7.4 million. The increases in the costs of the term loans are due to the amortization of the original issue discount.

RuMe, Inc.

RuMe, Denver, Colorado, produces functional, affordable and responsible products for the environmentally and socially-conscious consumer reducing dependence on single-use products.

At October 31, 2011 and January 31, 2012, the Company’s investment in RuMe consisted of 999,999 shares of common stock with a costs basis and fair value of approximately $160,000 and 4,999,076 shares of series B-1 preferred stock with a cost basis and fair value of approximately $1.0 million.

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

At October 31, 2011 and January 31, 2012, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.

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

At October 31, 2011, the Company’s common equity interest in Security Holdings had a cost basis of approximately $40.2 million and a fair value of $33.2 million.

During the quarter ended January 31, 2012, the Valuation Committee increased the fair value of the common equity interest by $205,000.

At January 31, 2012, the Company’s common equity interest in Security Holdings had a cost basis of approximately $40.2 million and a fair value of approximately $33.4 million.

Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2011, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of $10.5 million.

During the quarter ended January 31, 2012, the Valuation Committee increased the fair value of the common equity interest by $265,000.

At January 31, 2012, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of approximately $10.8 million.

Christopher Sullivan, a representative of the Company, serves as a director of SGDA Europe.

SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH

SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.

At October 31, 2011 and January 31, 2012, the Company’s investment in SGDA consisted of a term loan with an outstanding balance and cost basis of approximately $6.2 million. The term loan bears annual interest at 7.0% and matures on August 31, 2012. The term loan was fair valued at approximately $6.2 million.

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

At October 31, 2011 and January 31, 2012, the Company’s investment in SHL Group Limited consisted of 1,518,762 shares of common stock with a cost basis and fair value of $6.0 million and $15.3 million, respectively.

SIA Tekers Invest

Tekers, Riga, Latvia, is a port facility used for the storage and servicing of vehicles.

At October 31, 2011, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $1.5 million. The Company guaranteed a 1.4 million Euro mortgage for Tekers. The guarantee was equivalent to approximately $348,000 at October 31, 2011 for Tekers.

During the quarter ended January 31, 2012, the Valuation Committee decreased the fair value of the common stock by $280,000.

At January 31, 2012, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $1.2 million. The guarantee for Tekers had a commitment of 225,000 euros at January 31, 2012, equivalent to approximately $294,000. This guarantee was taken into account in the valuation of Tekers.

Summit Research Labs, Inc.

Summit, Huguenot, New York, is a specialty chemical company that manufactures antiperspirant actives.

At October 31, 2011, the Company’s investment in Summit consisted of a second lien loan and 1,115 shares of common stock. The second lien loan bears annual interest at 14% and matures on August 31, 2013. The second lien loan had an outstanding balance of $11.1 million with a cost of $11.0 million. The second lien loan was fair valued at $11.1 million. The common stock had been fair valued at $74.5 million with a cost basis of $16.0 million.

At January 31, 2012, the Company’s second lien loan had an outstanding balance of approximately $11.3 million with a cost of approximately $11.2 million. The second lien loan was fair valued at approximately $11.3 million. The 1,115 shares of common stock were fair valued at approximately $74.5 million and had a cost basis of approximately $16.0 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Summit.

Teleguam Holdings LLC

Teleguam, Guam, is a rural local exchange carrier providing broadband services, and local, long-distance and wireless phone services on the island of Guam.

At October 31, 2011, the Company’s investment in Teleguam consisted of a $7.0 million second lien loan, which was purchased at a discount, with an annual interest of LIBOR plus 8%, with a 1.75% LIBOR floor, and a maturity date of June 9, 2017. The loan had an outstanding balance of $7.0 million and a cost basis and fair value of approximately $6.9 million.

At January 31, 2012, the loan had an outstanding balance of $7.0 million and a cost basis and fair value of approximately $6.9 million. The increase in the cost of the second lien loan is due to the amortization of the original issue discount.

Turf Products, LLC

Turf, Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.

At October 31, 2011, the Company’s investment in Turf consisted of a senior subordinated loan, bearing interest at 13% per annum with a maturity date of January 31, 2014, a junior revolving note, bearing interest at 6% per annum with a maturity date of January 31, 2014, LLC membership interest, and warrants. The senior subordinated loan had an outstanding balance, cost basis and a fair valued of $8.4 million. The junior revolving note had an outstanding balance, cost, and fair value of $1.0 million. The membership interest had a cost of $3.5 million and a fair value of $2.7 million. The warrants had a cost of $0 and a fair value of $0.

During the quarter ended January 31, 2012, the Valuation Committee increased the fair value of the membership interest by $500,000.

At January 31, 2012, the mezzanine loan had an outstanding balance, cost basis and a fair value of approximately $8.4 million. The increase in the cost basis of the loan is due to the amortization of loan origination fees. These increases were approved by the Company’s Valuation Committee. The junior revolving note had an outstanding balance and fair value of $1.0 million. The membership interest has a cost of approximately $3.5 million and a fair value of approximately $3.2 million. The warrant was fair valued at $0.

Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Turf.

U.S. Gas & Electric, Inc.

U.S. Gas, North Miami Beach, Florida, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.

At October 31, 2011, the Company’s investment in U.S. Gas consisted of a second lien loan with an outstanding balance, cost and fair value of $9.1 million. The second lien loan bears annual interest at 14% and matures on July 26, 2012. The 32,200 shares of convertible Series I preferred stock had a fair value of $78.5 million and a cost of $500,000, and the convertible Series J preferred stock had a fair value of $2.6 million and a cost of $0.

At January 31, 2012, the second lien loan had an outstanding balance and fair value of approximately $9.3 million with a cost basis of approximately $9.2 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The convertible Series I preferred stock had a fair value of $78.5 million and a cost of $500,000 and the convertible Series J preferred stock had a fair value of $2.6 million and a cost of $0.

Puneet Sanan, a representative of the Company, and Warren Holtsberg, a director of the Company, serve as Chairman and director, respectively, of U.S. Gas.

Velocitius B.V.

Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.

At October 31, 2011, the Company’s investment in Velocitius consisted of an equity investment with a cost of $11.4 million and a fair value of $25.1 million.

During the quarter ended January 31, 2012, the Valuation Committee decreased the fair value of the equity investment by approximately $1.9 million.

At January 31, 2012, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $23.2 million.

Bruce Shewmaker, an officer of the Company, serves as a director of Velocitius.

Vestal Manufacturing Enterprises, Inc.

Vestal, Sweetwater, Tennessee, is a market leader for steel fabricated products to brick and masonry segments of the construction industry. Vestal manufactures and sells both cast iron and fabricated steel specialty products used in the construction of single-family homes.

At October 31, 2011 and January 31, 2012, the Company’s investment in Vestal consisted of a senior subordinated promissory note and 81,000 shares of common stock. The senior subordinated note had an annual interest of 12%, a maturity date of April 29, 2013 and an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock had a cost basis of $1.9 million and a fair value of $1.5 million.

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

At January 31, 2012, the Company had investments in portfolio companies totaling $449.2 million. Also, at January 31, 2012, the Company had investments in cash and cash equivalents totaling approximately $25.6 million. Of the $25.6 million in cash and cash equivalents, $6.5 million was restricted cash related to the project guarantee for Security Holdings. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid. Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the quarter ended January 31, 2012, the Company made one new investment, a $1.0 million loan to Freshii.

During the quarter ended January 31, 2012, the Company made four follow-on investments in two existing portfolio companies totaling approximately $6.3 million. The Company through MVC Partners Limited Partnership interest and MVCFS’ General Partnership interest contributed approximately $6.3 million of its $20.1 million capital commitment to the PE Fund, which as of January 31, 2012, has invested in Plymouth Rock Energy, LLC and Gibdock Limited.

Current commitments include:

Commitments of the Company:

At January 31, 2012, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at January 31, 2012
Turf	$1.0 million	$1.0 million
MVC Partners/MVCFS	$20.1 million	$6.3million

Total	$21.1 million	$7.3 million

Guarantees:

As of January 31 2012, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at January 31, 2012
MVC Automotive	$5.2 million	—
Tekers	$294,000	—
Ohio Medical	$19.4 million	—

Total	$24.9 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies. At January 31, 2012, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be $700,000.

These guarantees are further described below, together with the Company’s other commitments.

On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers. The guarantee had a commitment of approximately 225,000 euros at January 31, 2012, equivalent to approximately $294,000.

On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive. The guarantee had a commitment of approximately 5.9 million euros at October 31, 2011, equivalent to approximately $8.2 million. On January 31, 2012, the mortgage that was guaranteed was repaid by MVC Automotive, resulting in the release of the guarantee. As of January 31, 2012, the guarantee was no longer a commitment of the Company.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.2 million at January 31, 2012) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive. The Company has consistently reported the amount of the guarantee as 4.0 million Euro. The Company and MVC Automotive continues to view this amount as the full amount of our commitment. The Company learned that Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of January 31, 2012 is approximately 5.4 million Euro (equivalent to approximately $7.1 million). The Company and MVC Automotive are working to resolve the discrepancy.

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on January 31, 2014. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2011 and January 31, 2012, the outstanding balance of the secured junior revolving note was $1.0 million.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in a PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP. The PE Fund closed on approximately $104 million of capital commitments. As of January 31, 2012, $6.3 million of the Company’s commitment was contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet. This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, as part of Ohio Medical’s refinancing of their debt, the Company agreed to guarantee a series B preferred stock tranch of equity, with a 12% coupon for the first 18 months it is outstanding. After that initial period, the rate increases by 400bps to 16% for the next 6 months and increases by 50 bps (.5%) each 6 month period thereafter. As of January 31, 2012, the amount guaranteed was $19.4 million and the guarantee obligation was fair valued at $700,000 by the Valuation Committee.

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

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (the “Credit Facility”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility now only consists of a $50.0 million term loan, which will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable. As of January 31, 2012, there was $50.0 million outstanding on the Credit Facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a 1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing the Credit Facility. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the consolidated balance sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. The Credit Facility includes standard financial covenants including limitations on total assets to debt, debt to equity, interest coverage and eligible debt ratios.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On March 7, 2012, the Board of Directors of Summit approved a recapitalization as well as declared a $12.0 million dividend which was paid to the Company.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables which represent approximately 92.96% of the Company’s total assets at January 31, 2012. As discussed in Note 7 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At January 31, 2012, approximately 92.96% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries. As of January 31, 2012, the fair values of our two largest investments, Summit Research Labs, Inc. (“Summit”) and U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 21.0% and 22.2% of our net assets, respectively. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments. To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate. We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.

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

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 was enacted, which changed various technical rules governing the tax treatment of regulated investment companies. Please see Note 11 of our consolidated financial statements “Tax Matters” for more information. At October 31, 2011, the Company had unused net realized losses of approximately $26.4 million and had net unrealized losses of $21.5 million associated with Legacy Investments. Since the Company’s realized losses were not entirely offset by realized gains during the quarter ended January 31, 2012, the Company will be able to utilize them as capital loss carryforwards in the future. If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited. Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.

We may be unable to meet our covenant obligations under our credit facility, which could adversely affect our business.

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million revolving credit facility (the “Credit Facility”) with Guggenheim Corporate Funding, LLC (“Guggenheim”) as administrative agent to the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility consists of a $50.0 million term loan with an interest rate of LIBOR plus 450 basis points with a 1.25% LIBOR floor. As of January 31, 2012, there was $50.0 million in term debt outstanding under the

Credit Facility. The Credit Facility contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy. As such, from time to time, due to investment activity, changing cash positions and the need to execute against certain corporate strategies, the Company has obtained Guggenheim’s consent to waive compliance with certain covenants contained in the Credit Facility and may require such consents in the future. The Credit Facility will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable.

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

The military presence in other countries, as well as the current unrest in the Middle East region, is likely to have a substantial impact on the U.S. and world economies and securities markets. The nature, scope and duration of the unrest, wars and occupation cannot be predicted with any certainty. Furthermore, terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. Such attacks and armed conflicts in the United States or elsewhere may impact the businesses in which we invest directly or indirectly, by undermining economic conditions in the United States. Losses resulting from terrorist events are generally uninsurable.

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

(b) There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no unregistered sales of equity securities for the quarter ended January 31, 2012.

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

On July 19, 2011, the Company’s Board of Directors approved another share repurchase program authorizing up to $5.0 million for additional share repurchases. No shares were repurchased under this new repurchase program as of January 31, 2012. Implementation of the program as well as the timing thereof depends on a variety of factors, including, among others, the availability of capital, the Company’s current share price and the ability to conduct the offer under the Credit Facility.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit No.	Exhibit

10	Waiver and Amendment No. 10 to Credit Agreement

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

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

MVC CAPITAL, INC.

Date: March 12, 2012	/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: March 12, 2012	/s/ Peter Seidenberg
Peter Seidenberg

In the capacity of the officer who performs the functions of Principal Financial Officer.