Form 10-Q
period 2012-04-30
MVC CAPITAL, INC.
filed 2012-06-11
CIK 1099941

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

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

There were 23,916,982 shares of the registrant’s common stock, $.01 par value, outstanding as of June 11, 2012.

MVC Capital, Inc.

(A Delaware Corporation)

Index

Part I. Consolidated Financial Information	Page

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
— April 30, 2012 and October 31, 2011	3
Consolidated Statements of Operations
— For the Period November 1, 2011 to April 30, 2012 and
— For the Period November 1, 2010 to April 30, 2011	4
Consolidated Statements of Operations
— For the Period February 1, 2012 to April 30, 2012 and
— For the Period February 1, 2011 to April 30, 2011	5
Consolidated Statements of Cash Flows
— For the Period November 1, 2011 to April 30, 2012 and
— For the Period November 1, 2010 to April 30, 2011	6
Consolidated Statements of Changes in Net Assets
— For the Period November 1, 2011 to April 30, 2012
— For the Period November 1, 2010 to April 30, 2011 and
— For the Year ended October 31, 2011	7
Consolidated Selected Per Share Data and Ratios
— For the Period November 1, 2011 to April 30, 2012,
— For the Period November 1, 2010 to April 30, 2011 and
— For the Year ended October 31, 2011	8
Consolidated Schedule of Investments
— April 30, 2012
— October 31, 2011	9
Notes to Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures about Market Risk	55

Item 4. Controls and Procedures	62

Part II. Other Information	63

SIGNATURE	65

Exhibits	66

Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	April 30,	October 31,
	2012	2011
	(Unaudited)
ASSETS
Assets
Cash and cash equivalents	$31,526,018	$28,317,460
Restricted cash and cash equivalents	6,620,000	6,925,000
Investments at fair value
Non-control/Non-affiliated investments (cost $87,823,276 and $90,292,464)	48,676,090	51,182,558
Affiliate investments (cost $127,237,497 and $126,356,770)	188,762,097	187,953,099
Control investments (cost $148,299,246 and $141,569,773)	196,662,584	213,079,430

Total investments at fair value (cost $363,360,019 and $358,219,007)	434,100,771	452,215,087
Dividends, interest and fee receivables, net of reserves	6,676,244	7,872,867
Escrow receivables	856,563	1,146,899
Prepaid expenses	728,766	629,868

Total assets	$480,508,362	$497,107,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Term loan	$50,000,000	$50,000,000
Provision for incentive compensation (Note 10)	19,481,167	23,938,058
Management fee payable	3,050,886	2,600,905
Other accrued expenses and liabilities	581,358	288,111
Professional fees payable	537,537	703,293
Portfolio fees payable	508,781	—
Consulting fees payable	81,012	64,999
Taxes payable	1,441	2,099

Total liabilities	74,242,182	77,597,465

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 23,916,982 and 23,916,982 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	428,428,139	428,428,139
Accumulated earnings	55,996,061	40,499,006
Dividends paid to stockholders	(85,911,944)	(80,171,868)
Accumulated net realized loss	(25,500,627)	(25,755,440)
Net unrealized appreciation	70,740,752	93,996,080
Treasury stock, at cost, 4,387,466 and 4,387,466 shares held, respectively	(37,769,245)	(37,769,245)

Total shareholders’ equity	406,266,180	419,509,716

Total liabilities and shareholders’ equity	$480,508,362	$497,107,181

Net asset value per share	$16.99	$17.54

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Six Month Period	For the Six Month Period
	November 1, 2011 to	November 1, 2010 to
	April 30, 2012	April 30, 2011
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$4,242	$244,215
Affiliate investments	183,307	295,211
Control investments	12,000,000	—

Total dividend income	12,187,549	539,426

Interest income
Non-control/Non-affiliated investments	997,665	1,950,255
Affiliate investments	2,528,127	2,372,553
Control investments	1,599,911	1,240,647

Total interest income	5,125,703	5,563,455

Fee income
Non-control/Non-affiliated investments	54,119	968,147
Affiliate investments	538,578	577,925
Control investments	374,031	283,533

Total fee income	966,728	1,829,605

Fee income - Asset Management[4]
Management fees	769,089	594,500
Portfolio fees	698,876	—

Total fee income - Asset Management	1,467,965	594,500

Other income	60,137	541,418

Total operating income	19,808,082	9,068,404

Operating Expenses:
Management fee	4,433,238	4,357,862
Interest and other borrowing costs	1,627,112	1,515,108
Management fee - Asset Management[4]	576,816	445,875
Portfolio fees - Asset Management[4]	524,156	—
Other expenses	327,176	632,226
Legal fees	312,520	453,128
Audit fees	288,000	268,800
Consulting fees	217,702	250,501
Directors' fees	175,000	147,000
Insurance	167,226	175,710
Administration	132,203	133,616
Printing and postage	68,400	54,280
Public relations fees	51,000	50,800
Net Incentive compensation (Note 10)	(2,111,702)	(1,071,941)

Total operating expenses	6,788,847	7,412,965

Less: Voluntary Expense Waiver by Adviser [1]	(75,000)	(75,000)
Less: Voluntary Management Fee Waiver by Adviser [2]	(58,728)	(100,635)
Less: Voluntary Incentive Fee Waiver by Adviser[3]	(2,345,189)	—

Total waivers	(2,478,917)	(175,635)

Net operating income before taxes	15,498,152	1,831,074

Tax Expenses:
Current tax expense	1,097	12,383

Total tax expense	1,097	12,383

Net operating income	15,497,055	1,818,691

Net Realized and Unrealized Gain (Loss) on
Investments:
Net realized gain (loss) on investments
Non-control/Non-affiliated investments	213,716	(6,433,800)
Affiliate investments	—	(8,081,806)
Control investments	41,097	—

Total net realized gain (loss) on investments	254,813	(14,515,606)
Net change in unrealized (depreciation) appreciation
on investments	(23,255,328)	8,755,048

Net realized gain (loss) and net change in unrealized
(depreciation) appreciation on investments	(23,000,515)	(5,760,558)

Net decrease in net assets resulting from operations	$(7,503,460)	$(3,941,867)

Net decrease in net assets per share resulting from operations	$(0.31)	$(0.16)

Dividends declared per share	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

[1]

Reflects the six month portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2012 and 2011 fiscal years that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement. Please see Note 9 “Management” for more information.

[2]

Reflects TTG Advisers’ voluntary agreement that any assets of the Company invested in exchange-traded funds or the Octagon High Income Cayman Fund Ltd. would not be taken into the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. Please see Note 9 “Management” for more information.

[3]

Reflects TTG Advisers’ voluntary waiver of the Incentive Fee associated with pre-incentive fee net operating income for the fiscal quarter ended April 30, 2012. Please see Note 9 “Management” for more information.

[4]	These items are related to the management of the PE Fund. Please see Note 9 “Management” for more information.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter	For the Quarter
	February 1, 2012 to	February 1, 2011 to
	April 30, 2012	April 30, 2011
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$2,662	$242,134
Affiliate investments	92,561	85,512
Control investments	12,000,000	—

Total dividend income	12,095,223	327,646

Interest income
Non-control/Non-affiliated investments	502,194	596,731
Affiliate investments	1,256,461	1,238,695
Control investments	791,573	564,415

Total interest income	2,550,228	2,399,841

Fee income
Non-control/Non-affiliated investments	15,243	891,721
Affiliate investments	268,756	300,553
Control investments	195,959	141,195

Total fee income	479,958	1,333,469

Fee income - Asset Management[3]
Management fees	251,284	303,000
Portfolio fees	615,459	—

Total fee income - Asset Management	866,743	303,000

Other income	171,789	180,310

Total operating income	16,163,941	4,544,266

Operating Expenses:
Management fee	2,176,819	2,021,564
Interest and other borrowing costs	831,988	745,575
Portfolio fees - Asset Management[3]	461,593	—
Management fee - Asset Management[3]	188,463	227,250
Audit fees	144,000	129,000
Other expenses	142,973	249,718
Legal fees	137,500	208,500
Consulting fees	95,451	121,000
Directors' fees	88,000	75,000
Insurance	83,613	87,855
Administration	64,847	65,349
Printing and postage	34,200	27,039
Public relations fees	25,500	25,500
Net Incentive compensation (Note 10)	(174,566)	531,480

Total operating expenses	4,300,381	4,514,830

Less: Voluntary Expense Waiver by Adviser [1]	(37,500)	(37,500)
Less: Voluntary Incentive Fee Waiver by Adviser[2]	(2,345,189)	—

Total waivers	(2,382,689)	(37,500)

Net operating income before taxes	14,246,249	66,936

Tax Expenses:
Current tax expense	548	2,198

Total tax expense	548	2,198

Net operating income	14,245,701	64,738

Net Realized and Unrealized Gain (Loss) on Investments:
Net realized gain on investments
Non-control/Non-affiliated investments	19,923	106,224
Control investments	41,097	—

Total net realized gain on investments	61,020	106,224
Net change in unrealized (depreciation) appreciation on investments	(12,792,354)	2,131,024

Net realized gain and net change in unrealized (depreciation) appreciation on investments	(12,731,334)	2,237,248

Net increase in net assets resulting from operations	$1,514,367	$2,301,986

Net increase in net assets per share resulting from operations	$0.06	$0.10

Dividends declared per share	$0.12	$0.12

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

[2]

Reflects TTG Advisers’ voluntary waiver of the Incentive Fee associated with pre-incentive fee net operationg income for the fiscal quarter ended April 30, 2012. Please see Note 9 “Management” for more information.

[3]	These items are related to the management of the PE Fund. Please see Note 9 “Management” for more information.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Month Period	For the Six Month Period
	November 1, 2011 to	November 1, 2010 to
	April 30, 2012	April 30, 2011
Cash flows from Operating Activities:
Net decrease in net assets resulting from operations	$(7,503,460)	$(3,941,867)
Adjustments to reconcile net decrease increase in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain) loss	(254,813)	14,515,606
Net change in unrealized depreciation (appreciation)	23,255,328	(8,755,048)
Amortization of discounts and fees	(32,663)	(7,696)
Increase in accrued payment-in-kind dividends and interest	(1,535,051)	(1,694,366)
Allocation of flow through loss (income)	17,632	(257,472)
Changes in assets and liabilities:
Dividends, interest and fees receivable	1,196,623	58,922
Escrow receivables	290,336	956,051
Prepaid expenses	(98,898)	(48,902)
Prepaid taxes	—	11,363
Incentive compensation (Note 10)	(4,456,891)	(1,071,941)
Other liabilities	1,101,608	15,846
Purchases of equity investments	(6,363,325)	(26,296,492)
Purchases of debt instruments	(1,000,000)	(7,168,600)
Proceeds from equity investments	2,880,201	20,630,017
Proceeds from debt instruments	1,147,007	28,345,899

Net cash provided by operating activities	8,643,634	15,291,320

Cash flows from Financing Activities:
Repurchase of common stock	—	(966,655)
Distributions paid to shareholders	(5,740,076)	(5,748,956)

Net cash used in financing activities	(5,740,076)	(6,715,611)

Net change in cash and cash equivalents for the period	2,903,558	8,575,709

Cash and cash equivalents, beginning of period	$35,242,460	$56,390,628

Cash and cash equivalents, end of period	$38,146,018	$64,966,337

During the six months ended April 30, 2012 and 2011 MVC Capital, Inc. paid $1,453,486 and $1,437,495 in interest expense, respectively.

During the six months ended April 30, 2012 and 2011 MVC Capital, Inc. paid $1,967 and $1,755 in income taxes, respectively.

Non-cash activity:

During the six months ended April 30, 2012 and 2011, MVC Capital, Inc. recorded payment in kind dividend and interest of $1,535,051 and $1,694,366, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the six months ended April 30, 2012 and 2011, MVC Capital, Inc. was allocated $60,137 and $541,418, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of these amounts, $77,769 and $283,946, respectively, was received in cash and the balance of ($17,632) and $257,472, respectively, was undistributed and therefore (decreased)/increased the cost of the investment. The fair value was then (decreased)/increased by ($17,632) and $257,472, respectively, by the Company’s Valuation Committee.

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

On January 13, 2012, the Company received free warrants related to their debt investment in Freshii USA, Inc. The Company allocated the cost basis in the investment between the senior secured loan and the warrant at the time the investment was made. The Company will amortize the discount associated with the warrant over the four year life of the loan. During the six month period ended April 30, 2012, the Company recorded approximately $3,144 of amortization.

On March 23, 2012, the Company sold its shares in the Octagon High Income Cayman Fund Ltd. (“Octagon Fund”). As part of this transaction, there was approximately $152,000 held back until Octagon Fund’s fiscal year audit is complete.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Six Month Period	For the Six Month Period
	November 1, 2011 to	November 1, 2010 to	For the Year Ended
	April 30, 2012	April 30, 2011	October 31, 2011
	(Unaudited)	(Unaudited)
Operations:
Net operating income (loss)	$15,497,055	$1,818,691	$(2,284,137)
Net realized gain (loss) on investments and foreign currencies	254,813	(14,515,606)	(26,421,609)
Net change in unrealized (depreciation) appreciation on investments	(23,255,328)	8,755,048	35,676,725

Net (decrease) increase in net assets from operations	(7,503,460)	(3,941,867)	6,970,979

Shareholder Distributions:
Distributions to shareholders from income	(5,740,076)	(1,818,691)	—

Distributions to shareholders from return of capital	—	(3,930,265)	(11,489,032)
Net decrease in net assets from shareholder distributions	(5,740,076)	(5,748,956)	(11,489,032)

Capital Share Transactions:
Repurchase of common stock	—	(966,655)	(966,655)

Net decrease in net assets from capital share transactions	—	(966,655)	(966,655)

Total decrease in net assets	(13,243,536)	(10,657,478)	(5,484,708)

Net assets, beginning of period/year	419,509,716	424,994,424	424,994,424

Net assets, end of period/year	$406,266,180	$414,336,946	$419,509,716

Common shares outstanding, end of period/year	23,916,982	23,916,982	23,916,982

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Six Month Period November 1, 2011 to April 30, 2012		For the Six Month Period November 1, 2010 to April 30, 2011		For the Year Ended October 31, 2011
	(Unaudited)		(Unaudited)
Net asset value, beginning of period/year	$17.54		$17.71		$17.71

(Loss) gain from operations:
Net operating income (loss)	0.65		0.07		(0.10)
Net realized and unrealized (loss) gain on investments	(0.96)		(0.23)		0.40

Total (loss) gain from investment operations	(0.31)		(0.16)		0.30

Less distributions from:
Income	(0.24)		(0.07)		—
Return of capital	—		(0.17)		(0.48)

Total distributions	(0.24)		(0.24)		(0.48)

Capital share transactions
Anti-dilutive effect of share repurchase program	—		0.01		0.01

Total capital share transactions	—		0.01		0.01

Net asset value, end of period/year	$16.99		$17.32		$17.54

Market value, end of period/year	$13.20		$13.83		$12.93

Market discount	(22.31)%		(20.15)%		(26.28)%

Total Return—At NAV (a)	(1.78)%		(0.86)%		1.80%

Total Return—At Market (a)	5.11%		5.34%		0.35%

Ratios and Supplemental Data:

Net assets, end of period (in thousands)	$406,266		$414,339		$419,510
Ratios to average net assets:
Expenses excluding tax expense (benefit)	2.10	%(b)	3.48	%(b)	4.38%
Expenses including tax expense (benefit)	2.10	%(b)	3.49	%(b)	4.39%
Expenses excluding incentive compensation	3.13	%(b)	4.00	%(b)	3.92%
Expenses excluding incentive compensation,
interest and other borrowing costs	2.33	%(b)	3.27	%(b)	3.18%
Net operating income before tax expense (benefit)	7.54	%(b)	0.88	%(b)	(0.54)%
Net operating income after tax expense (benefit)	7.54	%(b)	0.87	%(b)	(0.55)%
Net operating income before incentive compensation	6.51	%(b)	0.36	%(b)	(0.08)%
Net operating income before incentive compensation, interest and other borrowing costs	7.31	%(b)	1.09	%(b)	0.66%

Ratios to average net assets excluding waivers:
Expenses excluding tax expense	3.31	%(b)	3.56	%(b)	4.44%
Expenses including tax expense	3.31	%(b)	3.57	%(b)	4.45%
Expenses excluding incentive compensation	4.33	%(b)	4.08	%(b)	3.98%
Expenses excluding incentive compensation,
interest and other borrowing costs	3.54	%(b)	3.36	%(b)	3.24%
Net operating income before tax expense	6.33	%(b)	0.80	%(b)	(0.60)%
Net operating income after tax expense	6.33	%(b)	0.79	%(b)	(0.61)%
Net operating income before incentive compensation	5.31	%(b)	0.28	%(b)	(0.14)%
Net operating income before incentive compensation, interest and other borrowing costs	6.10	%(b)	1.00	%(b)	0.60%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period.
(b)	Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

April 30, 2012 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments - 11.98% (a, c, f, g)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d, j)		$5,000,003	—

BP Clothing, LLC	Apparel	Second Lien Loan 12.5000% Cash, 4.0000% PIK, 7/18/2012 (b, h, i)	$20,518,602	19,608,864	—
		Term Loan A 8.0000% Cash, 07/18/2011 (h, i)	1,987,500	1,987,500	$180,000
		Term Loan B 11.0000% Cash, 07/18/2011 (h, i)	2,000,000	2,000,000	—

				23,596,364	180,000

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d, j)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d, j)		15,000,000	10,790,000

Freshii USA, Inc.	Food Services	Senior Secured Loan 6.0000% Cash, 6.0000% PIK, 1/13/2016 (b, h)	1,013,167	972,567	981,821
		Warrants (d)		33,873	33,873

				1,006,440	1,015,694

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 12.5000% Cash, 4.5000% PIK, 8/31/2011 (b, h, i)	3,348,160	3,237,952	—
		Warrants (d)		—	—

				3,237,952	—

Integrated Packaging Corporation	Manufacturer of Packaging Material	Warrants (d)		—	—

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d, j)		3,750,000	—

NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,236,364	50,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	880,000

				1,236,364	930,000

Prepaid Legal Services, Inc.	Consumer Services	Tranche A Term Loan 7.5000% Cash, 1/1/2017 (h)	3,430,894	3,386,952	3,386,952
		Tranche B Term Loan 11.0000% Cash, 1/1/2017 (h)	4,000,000	3,897,538	3,897,538

				7,284,490	7,284,490

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000% Cash, 8/31/2012 (e, h)	6,187,350	6,187,350	6,187,350

SHL Group Limited	Talent Management Assessment	Common Stock (1,528,330 shares) (d, e)		6,048,332	15,348,332

Teleguam Holdings, LLC	Telecommunications	Second Lien Loan 9.7500% Cash, 6/9/2017 (h)	7,000,000	6,940,224	6,940,224

Sub Total Non-control/Non-affiliated investments				87,823,276	48,676,090

Affiliate investments - 46.46% (a, c, f, g)

Centile Holdings B.V.	Software	Common Equity Interest (d, e)		3,001,376	3,001,376

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 7.0000% Cash, 7.0000% PIK , 9/18/2012 (b, h)	15,081,910	15,049,726	15,081,910
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				25,049,726	25,081,910

Harmony Health & Beauty, Inc.	Health and Beauty - Retail	Common Stock (147,621 shares) (d)		6,700,000	400,000

JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d, e)		4,500	4,500
		Secured Loan 8.0000% Cash, 6/30/2014 (e, h)	4,000,000	4,000,000	4,000,000

				4,004,500	4,004,500

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 10/26/2017 (b, h)	11,901,057	11,876,435	11,901,057
		Convertible Preferred Stock (20,000 shares) (b)		3,147,077	3,147,077

				15,023,512	15,048,134

Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		2,158,975	5,316,025

RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	999,815

				1,159,815	1,159,815

Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		40,186,620	33,506,000

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		20,084,599	10,798,000

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK , 7/26/2012 (b, h)	9,378,730	9,368,374	9,378,730
		Convertible Series I Preferred Stock (32,200 shares) (d)		500,000	78,515,749
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	2,551,858

				9,868,374	90,446,337

Sub Total Affiliate investments				127,237,497	188,762,097

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

April 30, 2012 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments - 48.41% (a, c, f, g)
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$35,021,000
		Bridge Loan 10.0000% Cash, 12/31/2012 (e, h)	$3,643,557	3,643,557	3,643,557

				38,380,496	38,664,557

MVC Partners, LLC	Private Equity	Limited Liability Company Interest (d)		7,508,156	6,852,734

MVC Private Equity Fund L.P.	Private Equity	General Partnership Interest (d, k)		157,089	145,893

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (19,579 shares) (b)		30,000,000	39,500,000
		Guarantee - Series B Preferred (d)		—	(700,000)

				45,763,636	38,800,000

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	1,249,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 7.0000% Cash, 7.0000% PIK , 8/31/2013 (b, h)	11,454,343	11,413,598	11,454,344
		Common Stock (1,115 shares)		16,000,000	62,500,000

				27,413,598	73,954,344

Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 9.0000% Cash, 4.0000% PIK , 1/31/2014 (b, h)	8,395,262	8,395,262	8,395,262
Irrigation Equipment		Junior Revolving Note 6.0000% Cash, 01/31/2014 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	3,221,794
		Warrants (d)		—	—
				12,930,956	12,617,056

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	21,124,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2013 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	2,655,000

				2,450,000	3,255,000

Sub Total Control Investments				148,299,246	196,662,584

TOTAL INVESTMENT ASSETS - 106.85% (f)				$363,360,019	$434,100,771

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Company negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.
(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.
(c)	All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, JSC Tekers Holdings, Centile Holdings B.V., Velocitius B.V., Freshii USA, Inc. and MVC Partners, LLC. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.
(d)	Non-income producing assets.
(e)	The principal operations of these portfolio companies are located outside of the United States.
(f)	Percentages are based on net assets of $406,266,180 as of April 30, 2012.
(g)	See Note 3 for further information regarding “Investment Classification.”
(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.
(i)	All or a portion of the accrued interest on these securities have been reserved against.
(j)	Legacy Investments.
(k)	MVC Private Equity Fund, L.P. is a private equity fund focused on control equity investments in the lower middle market. The fund currently holds two investments, one located in the United States and one in Gibraltar, which are in the energy and industrial sectors, respectively.
PIK -	Payment-in-kind
—	Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2011

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments- 12.20% (a, c, f, g)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d, j)		$5,000,003	—

BP Clothing, LLC	Apparel	Second Lien Loan 12.5000% Cash, 4.0000% PIK, 7/18/2012 (b, h, i)	$20,362,135	19,579,285	—
		Term Loan A 8.0000% Cash, 7/18/2011 (h, i)	1,987,500	1,987,500	$280,000
		Term Loan B 11.0000% Cash, 7/18/2011 (h, i)	2,000,000	2,000,000	—

				23,566,785	280,000

DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d, j)		4,520,355	—

FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d, j)		15,000,000	10,790,000

GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 12.5000% Cash, 4.5000% PIK%, 8/31/2011 (b, h, i)	3,348,160	3,237,952	—
		Warrants (d)		—	—

				3,237,952	—

Integrated Packaging Corporation	Manufacturer of Packaging Material	Warrants (d)		—	—

Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d, j)		3,750,000	—

NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,236,364	56,364
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	1,000,000

				1,236,364	1,056,364

Octagon High Income Cayman Fund Ltd.	Investment Company	Series 1 Participating Non-Voting Shares (3,014 shares) (e, k)		3,013,952	2,804,543

Prepaid Legal Services, Inc.	Consumer Services	Tranche A Term Loan 7.5000% Cash, 12/31/2016 (h)	4,000,000	3,943,303	3,943,303
		Tranche B Term Loan 11.0000% Cash, 12/31/2016 (h)	4,000,000	3,886,607	3,886,607

				7,829,910	7,829,910

SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—

SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000% Cash, 8/31/2012 (e, h)	6,187,350	6,187,350	6,187,350

SHL Group Limited	Talent Management Assessment	Common Stock (1,518,762 shares) (d, e)		6,000,000	15,300,000

Teleguam Holdings, LLC	Telecommunications	Second Lien Loan 9.7500% Cash, 6/9/2017 (h)	7,000,000	6,934,391	6,934,391

Sub Total Non-control/Non-affiliated investments				90,292,464	51,182,558

Affiliate investments - 44.80% (a, c, f, g)
Centile Holding B.V.	Software	Common Equity Interest (d, e)		3,001,376	3,001,376

Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 7.0000% Cash, 7.0000% PIK, 9/18/2012 (b, h)	14,559,236	14,485,213	14,559,236
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				24,485,213	24,559,236

Harmony Health & Beauty, Inc.	Health and Beauty - Retail	Common Stock (147,621 shares) (d)		6,700,000	1,000,000

JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d, e)		4,500	4,500
		Secured Loan 8.0000% Cash, 6/30/2014 (e, h)	4,000,000	4,000,000	4,000,000

				4,004,500	4,004,500

Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 10/26/2017 (b, h)	11,958,188	11,921,592	11,958,188
		Convertible Preferred Stock (20,000 shares) (b)		3,024,872	3,024,872

				14,946,464	14,983,060

Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		2,176,607	5,333,657

RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	999,815

				1,159,815	1,159,815

Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		40,186,620	33,200,000

SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		20,084,598	10,500,000

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK%, 7/26/2012 (b, h)	9,143,848	9,111,577	9,143,848
		Convertible Series I Preferred Stock (32,200 shares) (d)		500,000	78,515,749
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	2,551,858

				9,611,577	90,211,455

Sub Total Affiliate investments				126,356,770	187,953,099

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2011

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments -50.79% (a, c,f,g)
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$42,450,000
		Bridge Loan 10.0000% Cash, 12/31/2011 (e, h)	$3,643,557	3,643,557	3,643,557

				38,380,496	46,093,557

MVC Partners, LLC	Private Equity	Limited Liability Company Interest (d)		1,350,253	1,133,729

Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (18,102 shares) (b)		30,000,000	39,500,000

				45,763,636	39,500,000

SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	1,525,000

Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 7.0000% Cash, 7.0000% PIK, 8/31/2013 (b, h)	11,055,089	10,999,118	11,055,089
		Common Stock (1,115 shares) (d)		16,000,000	74,500,000

				26,999,118	85,555,089

Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 9.0000% Cash, 4.0000% PIK, 1/31/2014 (b, h)	8,395,261	8,395,261	8,395,261
		Junior Revolving Note 6.0000% Cash, 1/31/2014 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	2,721,794
		Warrants (d)		—	—

				12,930,955	12,117,055

Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	25,100,000

Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 4/29/2013 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	1,455,000

				2,450,000	2,055,000

Sub Total Control Investments				141,569,773	213,079,430

TOTAL INVESTMENT ASSETS - 107.79% (f)				$358,219,007	$452,215,087

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Company negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.
(b)	These securities accrue a portion of their interest/dividends in "payment in kind" interest/dividends which is capitalized to the investment.
(c)	All of the Company's equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., Octagon High Income Cayman Fund Ltd., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, JSC Tekers Holdings, Centile Holding B.V. and Velocitius B.V. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.
(d)	Non-income producing assets.
(e)	The principal operations of these portfolio companies are located outside of the United States.
(f)	Percentages are based on net assets of $419,509,716 as of October 31, 2011.
(g)	See Note 3 for further information regarding "Investment Classification."
(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.
(i)	All or a portion of the accrued interest on these securities have been reserved against.
(j)	Legacy Investments.
(k)	Octagon High Income Cayman Fund Ltd., which seeks to maximize current income consistent with the preservation of capital through the leveraged loan market and offers monthly liquidity after the initial six months of the investment with a 15-day notice

PIK - Payment-in-kind

— Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements

April 30, 2012

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

5. Investment Valuation Policy

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. At April 30, 2012, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

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

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, which requires entities to change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements related to the application of the highest and best use and valuation premise concepts for financial and nonfinancial instruments, measuring the fair value of an instrument classified in equity, and disclosures about fair value measurements. ASU 2011-04 requires additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy, including the valuation processes used by the reporting entity, the sensitivity of the fair value to changes in unobservable inputs, and the interrelationships between those unobservable inputs, if any. All the amendments to ASC 820 made by ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of this new guidance has not had a material effect on the financial position or results of operations of the Company and has resulted in additional disclosures. Please see Note 7 “Portfolio Investments”.

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

Pursuant to our Valuation Procedures, the Valuation Committee (which is currently comprised of three Independent Directors) determines fair values of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the consolidated statements of operations as “Net change in unrealized appreciation (depreciation) on investments.” Currently, our NAV per share is calculated and published on a quarterly basis. The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation. Fair values of foreign investments determined as of quarter end reflect exchange rates, as applicable, in effect on the last business day of the quarter. Exchange rates fluctuate on a daily basis, sometimes significantly. Exchange rate fluctuations following the most recent quarter end are not reflected in the valuations reported in this Quarterly Report. See Item 3 Risk Factor, “Investments in foreign debt or equity may involve significant risks in addition to the risks inherent in U.S. investments.”

At April 30, 2012, approximately 90.52% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. Origination and/or closing fees associated with investments in portfolio companies are accreted into income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as income. Prepayment premiums are recorded on loans when received. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

6. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 90.52% of the Company’s total assets at April 30, 2012. As discussed in Note 7, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts or other interest bearing accounts.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We did not value any of our investments using Level 1 inputs as of April 30, 2012.

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date, or within six months of the measurement date, are generally categorized as Level 2 investments. We did not value any of our investments using Level 2 inputs as of April 30, 2012.

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

In accordance with ASU 2011-04, the following table summarizes information about the Company’s Level 3 fair value measurements as of April 30, 2012 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of 4/30/2012	Valuation technique	Unobservable input	Range		Weighted average (a)
				Low	High
Common Stock (c) (d)	$82,367	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	33.2%	8.0%
			Real Estate Appraisals	N/A	N/A	N/A
		Income Approach	Discount Rate	11.4%	20.0%	14.1%
			Non-Control Discount	10.0%	10.0%	10.0%
		Market Approach	Revenue Multiple	0.3x	2.0x	0.8x
			EBITDA Multiple	5.5x	12.0x	8.3x

Guarantees	$(700)	Income Approach	Discount Rate	16.0%	16.0%	16.0%

Senior/Subordinated loans	$87,029	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
and credit facilities (b) (d)			Tangible Book Value of Equity	1.0x	1.0x	1.0x
			Real Estate Appraisals	N/A	N/A	N/A
		Market Approach	EBITDA Multiple	2.8x	8.7x	7.7x
			Forward EBITDA Multiple	6.7x	6.7x	6.7x
			Market Quotes	96.5%	99.0%	97.7%
		Income Approach	Discount Rate	14.2%	14.9%	14.7%

Other Equity Investments (d)	$118,987	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Tangible Book Value of Equity	1.0x	1.0x	1.0x
			Real Estate Appraisals	N/A	N/A	N/A
		Market Approach	EBIT Multiple	8.0x	8.0x	8.0x
			Discount to notional value of CLO equity	50.0%	50.0%	50.0%
			Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	4.9x	8.5x	7.5x
			Euros (millions) per Installed MW	€1.24	€1.24	€1.24
			Euros per TTM MWhr	€0.70	€0.70	€0.70
			Euros per Expected MWhr original P50	€0.70	€0.70	€0.70
			Euros per Expected MWhr new P50	€0.70	€0.70	€0.70
		Income Approach	Discount Rate	11.2%	21.6%	13.2%

Preferred Stock (c)	$146,384	Market approach	Revenue Multiple	2.0x	5.4x	5.1x
			EBITDA Multiple	6.5x	9.0x	7.3x
			% of AUM	1.0%	1.0%	1.0%
			Illiquidity Discount	20.0%	20.0%	20.0%
		Income Approach	Discount Rate	11.4%	20.0%	15.4%
			Non-Control Discount	10.0%	10.0%	10.0%

Warrants	$34	Market approach	Forward EBITDA Multiple	6.7x	6.7x	6.7x
		Income Approach	Discount Rate	14.9%	14.9%	14.9%

Escrow Receivables	$857	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	50.0%	24.6%

Total	$434,958

Notes:

(a)	Calculated based on fair values.
(b)	Certain investments are priced using non-binding broker or dealer quotes.
(c)	Certain common and preferred stock investments are fair valued based on liquidation-out preferential rights held by the Company.
(d)	Real estate appraisals are performed by independent third parties and the Company does not have reasonable access to the underlying unobservable inputs.
*	The above table excludes certain investments whose fair value is zero due to certain specific situations at the portfolio company level.

Following are descriptions of the sensitivity of the Level 3 recurring fair value measurements to changes in the significant unobservable inputs presented in the above table. For securities utilizing the income approach valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability would result in a significantly lower (higher) fair value measurement. The discount for lack of marketability used to determine fair value may include other factors such as liquidity or credit risk. Generally, a change in the discount rate is accompanied by a directionally similar change in the risk premium and discount for lack of marketability. For securities utilizing the market approach valuation technique, a significant increase (decrease) in the EBITDA, revenue multiple or other key unobservable inputs listed in the above table would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount for lack of marketability would result in a significantly lower (higher) fair value measurement. The discount for lack of marketability used to determine fair value may include other factors such as liquidity or credit risk. For securities utilizing an adjusted net asset approach valuation technique, a significant increase (decrease) in the price to book value ratio, discount rate or other key unobservable inputs listed in the above table would result in a significantly higher (lower) fair value measurement.

The following fair value hierarchy table sets forth our investment portfolio by level as of April 30, 2012 and October 31, 2011 (in thousands):

	April 30, 2012
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$87,029	$87,029
Common Stock	—	—	82,367	82,367
Preferred Stock	—	—	146,384	146,384
Warrants	—	—	34	34
Other Equity Investments	—	—	118,987	118,987
Guarantees	—	—	(700)	(700)
Escrow receivables	—	—	857	857

Total Investments, net	$—	$—	$434,958	$434,958

	October 31, 2011
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$85,587	$85,587
Common Stock	—	—	94,001	94,001
Preferred Stock	—	—	146,382	146,382
Other Equity Investments	—	2,804	123,441	126,245
Escrow receivables	—	—	1,147	1,147

Total Investments, net	$—	$2,804	$450,558	$453,362

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur. During the six month period ended April 30, 2012 and the year ended October 31, 2011, there were no transfers in and out of Level 1 or 2.

The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the six month period ended April 30, 2012 and April 30, 2011 (in thousands):

	Balances, November 1, 2011	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, April 30, 2012
Senior/Subordinated Loans and credit facilities	$85,587	$8	$—	$(179)	$2,491	$(878)	$—	$87,029
Common Stock	94,001	—	—	(11,682)	48	—	—	82,367
Preferred Stock	146,382	—	—	(120)	122	—	—	146,384
Warrants	—	—	—	—	34	—	—	34
Other Equity Investments	123,441	41	—	(10,793)	6,298	—	—	118,987
Guarantees	—	—	—	(700)	—	—	—	(700)
Escrow receivables	1,147	143	—	—	152	(585)	—	857

Total	$450,558	$192	$—	$(23,474)	$9,145	$(1,463)	$—	$434,958

	Balances, November 1, 2010	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, April 30, 2011
Senior/Subordinated Loans and credit facilities	$111,244	$(14,189)	$14,215	$(7,569)	$6,984	$(33,066)	$—	$77,619
Common Stock	78,865	(433)	433	5,115	7,636	(450)	—	91,166
Preferred Stock	148,995	—	—	(4,008)	114	(1,236)	—	143,865
Warrants	—	—	—	—	—	—	—	—
Other Equity Investments	94,798	—	—	569	3,558	—	—	98,925
Escrow receivables	2,063	—	—	—	—	(956)	—	1,107

Total	$435,965	$(14,622)	$14,648	$(5,893)	$18,292	$(35,708)	$—	$412,682

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.
(2)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities disposed of during the three months ended April 30, 2012 and April 30, 2011, respectively.
(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities held at April 30, 2012 and April 30, 2011, respectively.

(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities.
(5)	Includes decreases in the cost basis of investments resulting from principal repayments or sales.

For the Six Month Period Ended April 30, 2012

During the six month period ended April 30, 2012, the Company made one new investment, a $1.0 million loan to Freshii USA, Inc. (“Freshii”).

During the six month period ended April 30, 2012, the Company made five follow-on investments in three existing portfolio companies totaling approximately $6.4 million. The Company through MVC Partners, LLC (“MVC Partners”) Limited Partnership interest and MVCFS’ General Partnership interest contributed approximately $6.3 million of its $20.1 million capital commitment to the private equity fund (“PE Fund”), which as of April 30, 2012, has invested in Plymouth Rock Energy, LLC and Gibdock Limited. On February 1, 2012, the Company made an equity investment in SHL Group Limited of approximately $48,000 for an additional 9,568 shares of common stock.

On November 30, 2011, as part of the Ohio Medical Corporation (“Ohio Medical”) debt refinancing, the Company agreed to guarantee a series B preferred stock tranche of equity. As of April 30, 2012, the amount guaranteed was approximately $20.0 million and the guarantee obligation was fair valued at $700,000 by the Valuation Committee.

On December 28, 2011, the Company received its third scheduled disbursement from the Vitality Foodservice, Inc. (“Vitality”) escrow of approximately $585,000. The escrow was fair valued at approximately $472,000 as of April 30, 2012.

On each of December 31, 2011 and March 31, 2012, Marine Exhibition Corporation (“Marine”) made principal payments of $150,000 on its senior subordinated loan. The balance of the loan as of April 30, 2012 was approximately $11.9 million.

On March 7, 2012, the Board of Directors of Summit Research Labs, Inc. (“Summit”) approved a recapitalization and declared a $15.0 million dividend, of which $12.0 million was paid to the Company resulting in a reduction in the fair value of the common stock by $12.0 million.

On March 23, 2012, the Company sold its shares in the Octagon High Income Cayman Fund Ltd. (“Octagon Fund”) for approximately $3.0 million resulting in a realized gain of approximately $18,000. The Company received approximately $2.9 million of the $3.0 million with the remaining proceeds of approximately $152,000 to be distributed when the Octagon Fund’s fiscal year audit is complete. The Company received additional proceeds of approximately $86,000 over the life of the investment.

During the six month period ended April 30, 2012, Pre-Paid Legal Services, Inc. (“Pre-Paid Legal”) made principal payments on its tranche A term loan totaling approximately $569,000. The outstanding balance of the tranche A term loan as of April 30, 2012 was approximately $3.4 million.

During the quarter ended January 31, 2012, the Valuation Committee increased the fair value of the Company’s investments in Octagon Fund by approximately $84,000, SGDA Europe equity interest by $265,000, Turf Products, LLC (“Turf”) equity interest by $500,000 and Security Holdings equity interest by $205,000. The Valuation Committee also increased the fair values of the Company’s escrow receivables related to Vitality by $130,000 and Vendio Services, Inc. (“Vendio”) by approximately $13,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $759,466. The Valuation Committee also decreased the fair value of the Company’s investments in BP Clothing, LLC (“BP”) term loan A by $100,000, HH&B common stock by $500,000, MVC Automotive equity interest by approximately $7.5 million, MVC Partners equity interest by approximately $326,000, MVCFS’ General Partnership interest in the PE Fund by approximately $8,000, NPWT Corporation (“NPWT”) common and preferred stock by approximately $6,000 and $120,000, respectively, Tekers common stock by $280,000, Velocitius equity interest by approximately $1.9 million. The Valuation Committee also determined to value the liability associated with the Ohio Medical guarantee at $700,000. Also, during the quarter ended January 31, 2012, the undistributed allocation of flow through losses from the Company’s equity investment in Octagon decreased the cost basis and fair value of this investment by approximately $112,000.

During the quarter ended April 30, 2012, the Valuation Committee increased the fair value of the Company’s investments in Vestal Manufacturing Enterprises, Inc. (“Vestal”) common stock by $1.2 million, MVC Automotive Group B.V. (“MVC Automotive”) equity interest by $106,000, Security Holdings B.V. (“Security Holdings”) equity interest by $101,000, SGDA Europe B.V. (“SGDA Europe”) equity interest by $33,000, SIA Tekers Invest (“Tekers”) common stock by $4,000 and Octagon Fund by approximately $143,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy Corporation (“Custom Alloy”), Marine, Summit, U.S. Gas & Electric, Inc. (“U.S. Gas”), Freshii and the Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $775,585. The Valuation Committee also decreased the fair value of the Company’s investments in Harmony Health & Beauty, Inc. (“HH&B”) common stock by $100,000, MVC Partners equity interest by approximately $113,000, MVCFS’ General Partnership interest in the PE Fund by approximately $3,000, and Velocitius B.V. (“Velocitius”) equity interest by approximately $2.1 million. Also, during the quarter ended April 30, 2012, the undistributed allocation of flow through income from the Company’s equity investment in Octagon Credit Investors, LLC (“Octagon”) increased the cost basis and fair value of this investment by approximately $94,000.

During the six month period ended April 30, 2012, the Valuation Committee increased the fair value of the Company’s investments in Octagon Fund by approximately $227,000, SGDA Europe equity interest by $298,000, Turf Products, LLC (“Turf”) equity interest by $500,000, Vestal common stock by $1.2 million and Security Holdings equity interest by $306,000. The Valuation Committee also increased the fair values of the Company’s escrow receivables related to Vitality by $130,000 and Vendio Services, Inc. (“Vendio”) by approximately $13,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit U.S. Gas, and Freshii and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,535,051. The Valuation Committee also decreased the fair value of the Company’s investments in BP Clothing, LLC (“BP”) term loan A by $100,000, HH&B common stock by $600,000, MVC Automotive equity interest by approximately $7.4 million, MVC Partners equity interest by approximately $439,000, MVCFS’ General Partnership interest in the PE Fund by approximately $11,000, NPWT Corporation (“NPWT”) common and preferred stock by approximately $6,000 and $120,000, respectively, Tekers common stock by $276,000, and Velocitius equity interest by approximately $4.0 million. The Valuation Committee also determined to value the liability associated with the Ohio Medical guarantee at $700,000. Also, during the six month period ended April 30, 2012, the undistributed allocation of flow through losses from the Company’s equity investment in Octagon decreased the cost basis and fair value of this investment by approximately $18,000.

At April 30, 2012, the fair value of all portfolio investments, exclusive of short-term investments, was $434.1 million with a cost basis of $363.4 million. At April 30, 2012, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $32.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $423.3 million and $331.1 million, respectively. At October 31, 2011, the fair value of all portfolio investments, exclusive of short-term securities, was $452.2 million, with a cost basis of $358.2 million. At October 31, 2011, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $32.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.4 million and $325.9 million, respectively.

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

8. Commitments and Contingencies

Commitments of the Company:

At April 30, 2012, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at April 30, 2012
Turf	$1.0 million	$1.0 million
MVC Partners/MVCFS	$20.1 million	$6.3 million

Total	$21.1 million	$7.3 million

Guarantees:

As of April 30, 2012, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at April 30, 2012
MVC Automotive	$5.3 million	—
Tekers	$265,000	—
Ohio Medical	$20.0 million	—

Total	$25.6 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies. At April 30, 2012, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be $700,000.

These guarantees are further described below, together with the Company’s other commitments.

On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers. The guarantee had a commitment of approximately 200,000 euros at April 30, 2012, equivalent to approximately $265,000.

On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive. The guarantee had a commitment of approximately 5.9 million euros at October 31, 2011, equivalent to approximately $8.2 million. On April 30, 2012, the mortgage that was guaranteed was repaid by MVC Automotive, resulting in the release of the guarantee. As of April 30, 2012, the guarantee was no longer a commitment of the Company.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.3 million at April 30, 2012) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive. The Company has consistently reported the amount of the guarantee as 4.0 million Euro. The Company and MVC Automotive continues to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of April 30, 2012 is approximately 7.0 million Euro (equivalent to approximately $9.3 million). The Company and MVC Automotive are working to resolve this discrepancy.

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on January 31, 2014. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2011 and April 30, 2012, the outstanding balance of the secured junior revolving note was $1.0 million.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP. The PE Fund closed on approximately $104 million of capital commitments. As of April 30, 2012, $6.3 million of the Company’s commitment was contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet. This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, as part of Ohio Medical’s refinancing of their debt, the Company agreed to guarantee a series B preferred stock tranche of equity, with a 12% coupon for the first 18 months it is outstanding. After that initial period, the rate increases by 400bps to 16% for the next 6 months and increases by 50 bps (.5%) each 6 month period thereafter. As of April 30, 2012, the amount guaranteed was approximately $20.0 million and the guarantee obligation was fair valued at $700,000 by the Valuation Committee.

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

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (the “Credit Facility”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility now only consists of a $50.0 million term loan, which will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable. As of April 30, 2012, there was $50.0 million outstanding on the Credit Facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a 1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing the Credit Facility. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the consolidated balance sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. The Credit Facility includes standard financial covenants including limitations on total assets to debt, debt to equity, interest coverage and eligible debt ratios.

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

On October 26, 2010 and October 25, 2011, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% to the 2011 and 2012 fiscal years, respectively (“Expense Limitation Agreement”). The amount of any payments made by the general partner (“GP”) of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund will be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement. In addition, for fiscal years 2010, 2011 and 2012, TTG Advisers has voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). TTG Advisers has also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds or the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund. The PE Fund has closed on approximately $104 million of capital commitments. The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make additional investments that represent more than 5% of its total assets or more than 10% of the outstanding voting securities of the issuer (“Non-Diversified Investments”) through the PE Fund. As previously disclosed, the Company is currently restricted from making Non-Diversified Investments. For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund. Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund. In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies. Given this separate arrangement with the GP and the PE Fund (the “PM Agreement”), under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund.

Management and portfolio fees (e.g., closing or monitoring fees) generated by the PE Fund (including its portfolio companies) that are paid to the GP are classified on the consolidated statements of operations as Management fee income — Asset Management and Portfolio fee income — Asset Management, respectively. The portion of such fees that the GP pays to TTG Advisers (in accordance with its PM Agreement described above) are classified on the consolidated statements of operations as Management fee — Asset Management and Portfolio fees — Asset Management. Under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

10. Incentive Compensation

At October 31, 2011, the provision for estimated incentive compensation was approximately $23.9 million. During the six month period ended April 30, 2012, this provision for incentive compensation was decreased by a net amount of approximately $4.4 million to approximately $19.5 million. The net decrease in the provision for incentive compensation during the six month period ended April 30, 2012 reflects the Valuation Committee’s determination to decrease the fair values of seven of the Company’s portfolio investments (BP, HH&B, MVC Automotive, NPWT, Tekers, Velocitius and Ohio Medical) by a total of $13.2 million and the dividend distribution of $12.0 million received from Summit. The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Octagon Fund, SGDA Europe, Security Holdings, Vestal and Turf) by a total of approximately $2.5 million and the escrow receivable related to Vitality by $130,000. For the six month period ended April 30, 2012, a provision of approximately $2.3 million was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate for the quarter ended April 30, 2012. TTG Advisers has voluntarily agreed to waive the income-related incentive fee payment of approximately $2.3 million that the Company would otherwise be obligated to pay to TTG Advisers under the Advisory Agreement.

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

11. Tax Matters

At October 31, 2011, the Company had a net capital loss carryforward of $26,263,731, all of which will expire in the year 2019. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed. The Company had approximately $21.5 million in unrealized losses associated with Legacy Investments as of April 30, 2012.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the six month period ended April 30, 2012, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS. The 2007, 2008, 2009, 2010 and 2011 federal tax years for the Company and for MVCFS remain subject to examination by the IRS.

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

For the Quarter Ended April 30, 2012

On April 13, 2012, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on April 30, 2012 to shareholders of record on April 23, 2012. The total distribution amounted to $2,870,038.

During the quarter ended April 30, 2012, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 648 shares of our common stock at an average price of $12.95, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

On July 19, 2011, the Company’s Board of Directors approved another share repurchase program authorizing up to $5.0 million for additional share repurchases. No shares were repurchased under this new repurchase program as of April 30, 2012. Implementation of the program as well as the timing thereof depends on a variety of factors, including, among others, the availability of capital, the Company’s current share price and the ability to conduct the offer under the Credit Facility.

13. Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc. and the wholly-owned subsidiaries MVC Financial Services, Inc and MVC Cayman.

The following table presents book basis segment data for the six month period ended April 30, 2012:

	MVC	MVCFS	Consolidated
Interest and dividend income	$17,313,199	$53	$17,313,252
Fee income	—	966,728	966,728
Fee income — asset management	—	1,467,965	1,467,965
Other income	60,137	—	60,137
Total operating income	17,373,336	2,434,746	19,808,082
Total operating expenses	2,239,274	4,549,573	6,788,847
Less: Waivers by Adviser	(2,438,218)	(40,699)	(2,478,917)
Total net operating expenses	(198,944)	4,508,874	4,309,930
Net operating income (loss) before taxes	17,572,280	(2,074,128)	15,498,152
Tax expense	—	1,097	1,097
Net operating income (loss)	17,572,280	(2,075,225)	15,497,055
Net realized gain on investments	253,791	1,022	254,813
Net change in unrealized depreciation on investments	(23,244,132)	(11,196)	(23,255,328)
Net decrease in net assets resulting from operations	(5,418,061)	(2,085,399)	(7,503,460)

14. Subsequent Events

On May 18, 2012, the Company through MVC Partners and MVCFS contributed approximately $1.9 million to the PE Fund which then made an investment in Focus Pointe Global Holdings, Inc., a leading provider of marketing research data collection. To date, the Company has invested approximately $8.2 million of its $20.1 million capital commitment to the PE Fund.

On May 22, 2012, the Company invested $1.5 million in Biovation Holdings Inc., a manufacturer and marketer of environmentally friendly, organic and sustainable laminate materials and composites, in the form of a loan. The bridge loan bears annual interest at 12% and matures on February 28, 2014.

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

Selected Consolidated Financial Data

	Six Month Period Ended April 30,	Six Month Period Ended April 30,	Year Ended October 31,
	2012	2011	2011
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$17,313	$6,103	$11,450
Fee income	967	1,829	2,784
Fee income - asset management	1,468	595	396
Other (loss) income	60	541	1,341

Total operating income	19,808	9,068	15,971

Expenses:
Management fee	5,010	4,804	9,142
Portfolio fees - asset management	524	—	—
Administrative	1,740	2,166	4,320
Interest and other borrowing costs	1,627	1,515	3,082
Net Incentive compensation (Note 10)	(2,112)	(1,072)	1,948

Total operating expenses	6,789	7,413	18,492

Total waiver by adviser	(2,479)	(176)	(251)

Total net operating expenses	4,310	7,237	18,241

Net operating income (loss) before taxes	15,498	1,831	(2,270)

Tax expense, net	1	12	14

Net operating income (loss)	15,497	1,819	(2,284)

Net realized and unrealized (loss) gain:
Net realized gain (loss) on investments	255	(14,516)	(26,422)
Net change in unrealized (depreciation) appreciation on investments	(23,255)	8,755	35,677

Net realized and unrealized (loss) gain on investments	(23,000)	(5,761)	9,255

Net (decrease) increase in net assets resulting from operations	$(7,503)	$(3,942)	$6,971

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$(0.31)	$(0.16)	$0.30
Dividends per share	$0.24	$0.24	$0.48
Balance Sheet Data:
Portfolio at value	$434,101	$414,590	$452,215
Portfolio at cost	363,360	347,515	358,219
Total assets	480,508	488,659	497,107
Shareholders’ equity	406,266	414,337	419,510
Shareholders’ equity per share (net asset value)	$16.99	$17.32	$17.54
Common shares outstanding at period end	23,917	23,917	23,917
Other Data:
Number of Investments funded in period	6	5	13
Investments funded ($) in period	$7,363	$31,251	$43,235

	2012		2011				2010
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):
Total operating income	16,164	3,644	3,421	3,482	4,544	4,524	5,130	5,257	5,336	7,798
Management fee	2,365	2,645	2,155	2,183	2,249	2,555	2,232	2,176	2,467	2,455
Portfolio fees—asset management	462	62	—	—	—	—	—	—	—	—
Administrative	817	923	1,105	1,049	990	1,176	777	910	938	770
Interest, fees and other borrowing costs	832	795	783	784	745	770	770	767	647	641
Net Incentive compensation	(175)	(1,937)	3,483	(463)	531	(1,603)	2,504	(3,270)	2,225	1,020
Total waiver by adviser	(2,383)	(96)	(38)	(37)	(38)	(138)	(50)	(50)	(50)	—
Tax expense	—	1	2	—	2	10	2	—	1	5
Net operating income (loss) before net realized and unrealized gains	14,246	1,251	(4,069)	(34)	65	1,754	(1,105)	4,724	(892)	2,907
Net (decrease) increase in net assets resulting from operations	1,515	(9,018)	13,282	(2,369)	2,302	(6,244)	11,307	(11,281)	8,969	7,138
Net (decrease) increase in net assets resulting from operations per share	0.06	(0.37)	0.56	(0.10)	0.10	(0.26)	0.47	(0.47)	0.37	0.29
Net asset value per share	16.99	17.04	17.54	17.10	17.32	17.33	17.71	17.35	17.89	17.64

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2011, the Company made six new investments and made seven follow-on investments in existing portfolio companies committing a total of $43.2 million of capital to these investments. During the quarter ended April 30, 2012, the Company made one new investment and five follow-on investments in three existing portfolio companies, committing capital totaling $7.4 million.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of April 30, 2012, 2.25% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s). In fact, during fiscal year 2006, we established MVC Partners for this purpose. Furthermore, the Board of Directors has authorized the establishment of the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP. On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund. The PE Fund has closed on approximately $104 million of capital commitments. The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is currently restricted from making Non-Diversified Investments. For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund. Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund. In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies. Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund.

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

OPERATING INCOME

For the Six Month Period Ended April 30, 2012 and 2011. Total operating income was $19.8 million for the six month period ended April 30, 2012 and $9.1 million for the six month period ended April 30, 2011, an increase of approximately $10.7 million.

For the Six Month Period Ended April 30, 2012

Total operating income was $19.8 million for the six month period ended April 30, 2012. The increase in operating income over the same period last year was primarily due to an increase in dividend income offset by a small decrease in interest income due to repayment of investments that provided the Company with current income and a decrease in other income. The main components of operating income for the six month period ended April 30, 2012, was dividend income from portfolio companies and the interest earned on loans. The Company earned approximately $17.3 million in interest and dividend income from investments in portfolio companies, of which $12.0 million was a non-recurring dividend. Of the $17.3 million recorded in interest/dividend income, approximately $1.5 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 6% to 15%, excluding those investments which interest is being reserved against. The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $1.5 million and fee income from portfolio companies of approximately $1.0 million, totaling approximately $2.5 million. Of the $1.5 million of fee income from asset management, 75% of the income is obligated to be paid to TTG Advisers.

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

OPERATING EXPENSES

For the Six Month Period Ended April 30, 2012 and 2011. Operating expenses, net of Voluntary Waivers, were approximately $4.3 million for the six month period ended April 30, 2012 and $7.2 million for the six month period ended April 30, 2011, a decrease of approximately $2.9 million.

For the Six Month Period Ended April 30, 2012

Operating expenses, net of the Voluntary Waivers (as defined below), were approximately $4.3 million or 2.10% of the Company’s average net assets, when annualized, for the six month period ended April 30, 2012. Significant components of operating expenses for the six month period ended April 30, 2012 were the management fee expense of totaling approximately $5.0 million, which includes the management fee related to the Company and the PE Fund, and interest and other borrowing costs of approximately $1.6 million.

The $2.9 million decrease in the Company’s net operating expenses for the six month period ended April 30, 2012 compared to the six month period ended April 30, 2011, was primarily due to the $1.0 million decrease in the estimated provision for incentive compensation expense and the $2.3 million voluntary waiver of the income incentive fee payment, which were offset by the addition of approximately $524,000 in portfolio fees – asset management expense. The portfolio fees are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund. To the extent the GP or TTG Advisers receives advisory, monitoring organization or other customary fees from any portfolio company of the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers. For the 2010 and 2011 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). On October 25, 2011, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% and the Voluntary Waiver to the 2012 fiscal year. TTG Advisers had also voluntarily agreed that any assets of the Company that were invested in exchange-traded funds and the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. For fiscal year 2011 and for the six month period ended April 30, 2012 annualized, the Company’s expense ratio was 3.18% and 2.94%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the six month period ended April 30, 2012, the provision for incentive compensation was decreased by a net amount of approximately $4.4 million to approximately $19.5 million. The net decrease in the provision for incentive compensation during the six month period ended April 30, 2012 reflects the Valuation Committee’s determination to decrease the fair values of seven of the Company’s portfolio investments (BP, HH&B, MVC Automotive, NPWT, Tekers, Velocitius and Ohio Medical) by a total of $13.2 million. The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Octagon Fund, SGDA Europe, Security Holdings, Vestal and Turf) by a total of approximately $2.4 million. The Valuation Committee also increased the fair value of the Company’s escrow receivable related to Vitality by $130,000. For the six month period ended April 30, 2012, a provision of approximately $2.3 million was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate for the quarter ended April 30, 2012. TTG Advisers has voluntarily agreed to waive the income-related incentive fee payment of approximately $2.3 million that the Company would otherwise be obligated to pay to TTG Advisers under the Advisory Agreement. Please see Note 10 of our consolidated financial statements “Incentive Compensation” for more information.

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Six Month Period Ended April 30, 2012 and 2011. Net realized gains for the six month period ended April 30, 2012 were approximately $255,000 and net realized losses for the six month period ended April 30, 2011 were approximately $14.5 million, an increase of approximately $14.8 million.

For the Six Month Period Ended April 30, 2012

Net realized gains for the six month period ended April 30, 2012 were approximately $255,000. The significant components of the Company’s net realized gains for the six month period ended April 30, 2012 were primarily the distributions received and the sale of the Octagon Fund, distributions received from the PE Fund and the increase in the fair values of the Vitality and Vendio escrows.

On March 23, 2012, the Company sold its shares in the Octagon Fund for approximately $3.0 million resulting in a realized gain of approximately $18,000. Also during the six month period ended April 30, 2012, the Company received distributions from Octagon Fund of approximately $45,000, which were treated as realized gains.

During the six month period ended April 30, 2012, MVC Partners and MVCFS’ General Partnership interest received distributions totaling approximately $41,000 from the PE Fund which were treated as realized gains.

During the six month period ended April 30, 2012, the Valuation Committee determined to increase the fair values of the Vitality and Vendio escrows by a combined amount of approximately $143,000, which were recorded as realized gains.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Six Month Period Ended April 30, 2012 and 2011. The Company had a net change in unrealized depreciation on portfolio investments of approximately $23.3 million for the six month period ended April 30, 2012 and unrealized appreciation on portfolio investments of approximately $8.8 million for the six month period ended April 30, 2011, a net decrease of approximately $32.1 million.

For the Six Month Period Ended April 30, 2012

The Company had a net change in unrealized depreciation on portfolio investments of approximately $23.3 million for the six month period ended April 30, 2012. The change in unrealized depreciation for the six month period ended April 30, 2012 primarily resulted from the $12.0 million dividend distribution received from Summit and the Valuation Committee’s decision to decrease the fair values of the Company’s investments in BP term loan A by $100,000, HH&B common stock by $600,000, MVC Automotive equity interest by approximately $7.4 million, MVC Partners equity interest by approximately $439,000, MVCFS’ General Partnership interest in the PE Fund by approximately $11,000, NPWT common and preferred stock by approximately $6,000 and $120,000, respectively, Tekers common stock by $276,000, Velocitius equity interest by approximately $4.0 million and value the liability associated with the Ohio Medical guarantee at $700,000. The Valuation Committee also increased the fair value of the Company’s investments in Octagon Fund by approximately $227,000, SGDA Europe equity interest by $298,000, Turf equity interest by $500,000, Vestal common stock by $1.2 million and Security Holdings equity interest by $306,000.

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

PORTFOLIO INVESTMENTS

For the Six Month Period Ended April 30, 2012 and the Year Ended October 31, 2011. The cost of the portfolio investments held by the Company at April 30, 2012 and at October 31, 2011 was $363.4 million and $358.2 million, respectively, an increase of $5.2 million. The aggregate fair value of portfolio investments at April 30, 2012 and at October 31, 2011 was $434.1 million and $452.2 million, respectively, a decrease of $18.1 million. The Company held cash and cash equivalents at April 30, 2012 and at October 31, 2011 of $31.5 million and $28.3 million, respectively, an increase of approximately $3.2 million.

For the Six Month Period Ended April 30, 2012

During the six month period ended April 30, 2012, the Company made one new investment, a $1.0 million loan to Freshii.

During the six month period ended April 30, 2012, the Company made five follow-on investments in three existing portfolio companies totaling approximately $6.4 million. The Company through MVC Partners Limited Partnership interest and MVCFS’ General Partnership interest contributed approximately $6.3 million of its $20.1 million capital commitment to the PE Fund, which as of April 30, 2012, has invested in Plymouth Rock Energy, LLC and Gibdock Limited. On February 1, 2012, the Company made an equity investment in SHL Group Limited of approximately $48,000 for an additional 9,568 shares of common stock.

On November 30, 2011, as part of the Ohio Medical debt refinancing, the Company agreed to guarantee a series B preferred stock tranche of equity. As of April 30, 2012, the amount guaranteed was approximately $20.0 million and the guarantee obligation was fair valued at $700,000 by the Valuation Committee.

On December 28, 2011, the Company received its third scheduled disbursement from the Vitality escrow of approximately $585,000. The escrow was fair valued at approximately $472,000 as of April 30, 2012.

On each of December 31, 2011 and March 31, 2012, Marine made principal payments of $150,000 on its senior subordinated loan. The balance of the loan as of April 30, 2012 was approximately $11.9 million.

On March 7, 2012, the Board of Directors of Summit approved a recapitalization and declared a $15.0 million dividend, of which $12.0 million was paid to the Company resulting in a reduction in the fair value of the common stock by $12.0 million.

On March 23, 2012, the Company sold its shares in the Octagon Fund for approximately $3.0 million resulting in a realized gain of approximately $18,000. The Company received approximately $2.9 million of the $3.0 million with the remaining proceeds of approximately $152,000 to be distributed when the Octagon Fund’s fiscal year audit is complete. The Company received additional proceeds of approximately $86,000 over the life of the investment.

During the six month period ended April 30, 2012, Pre-Paid Legal made principal payments on its tranche A term loan totaling approximately $569,000. The outstanding balance of the tranche A term loan as of April 30, 2012 was approximately $3.4 million.

During the quarter ended January 31, 2012, the Valuation Committee increased the fair value of the Company’s investments in Octagon Fund by approximately $84,000, SGDA Europe equity interest by $265,000, Turf equity interest by $500,000 and Security Holdings equity interest by $205,000. The Valuation Committee also increased the fair values of the Company’s escrow receivables related to Vitality by $130,000 and Vendio by approximately $13,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit and U.S. Gas and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $759,466. The Valuation Committee also decreased the fair value of the Company’s investments in BP term loan A by $100,000, HH&B common stock by $500,000, MVC Automotive equity interest by approximately $7.5 million, MVC Partners equity interest by approximately $326,000, MVCFS’ General Partnership interest in the PE Fund by approximately $8,000, NPWT common and preferred stock by approximately $6,000 and $120,000, respectively, Tekers common stock by $280,000, Velocitius equity interest by approximately $1.9 million. The Valuation Committee also determined to value the liability associated with the Ohio Medical guarantee at $700,000. Also, during the quarter ended January 31, 2012, the undistributed allocation of flow through losses from the Company’s equity investment in Octagon decreased the cost basis and fair value of this investment by approximately $112,000.

During the quarter ended April 30, 2012, the Valuation Committee increased the fair value of the Company’s investments in Vestal common stock by $1.2 million, MVC Automotive equity interest by $106,000, Security Holdings equity interest by $101,000, SGDA Europe equity interest by $33,000, Tekers common stock by $4,000 and Octagon Fund by approximately $143,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, U.S. Gas, Freshii and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $775,585. The Valuation Committee also decreased the fair value of the Company’s investments in HH&B common stock by $100,000, MVC Partners equity interest by approximately $113,000, MVCFS’ General Partnership interest in the PE Fund by approximately $3,000, and Velocitius equity interest by approximately $2.1 million. Also, during the quarter ended April 30, 2012, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $94,000.

During the six month period ended April 30, 2012, the Valuation Committee increased the fair value of the Company’s investments in Octagon Fund by approximately $227,000, SGDA Europe equity interest by $298,000, Turf equity interest by $500,000, Vestal common stock by $1.2 million and Security Holdings equity interest by $306,000. The Valuation Committee also increased the fair values of the Company’s escrow receivables related to Vitality by $130,000 and Vendio by approximately $13,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit U.S. Gas, and Freshii and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,535,051. The Valuation Committee also decreased the fair value of the Company’s investments in BP term loan A by $100,000, HH&B common stock by $600,000, MVC Automotive equity interest by approximately $7.4 million, MVC Partners equity interest by approximately $439,000, MVCFS’ General Partnership interest in the PE Fund by approximately $11,000, NPWT common and preferred stock by approximately $6,000 and $120,000, respectively, Tekers common stock by $276,000, and Velocitius equity interest by approximately $4.0 million. The Valuation Committee also determined to value the liability associated with the Ohio Medical guarantee at $700,000. Also, during the six month period ended April 30, 2012, the undistributed allocation of flow through losses from the Company’s equity investment in Octagon decreased the cost basis and fair value of this investment by approximately $18,000.

At April 30, 2012, the fair value of all portfolio investments, exclusive of short-term investments, was $434.1 million with a cost basis of $363.4 million. At April 30, 2012, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $32.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $423.3 million and $331.1 million, respectively. At October 31, 2011, the fair value of all portfolio investments, exclusive of short-term securities, was $452.2 million, with a cost basis of $358.2 million. At October 31, 2011, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $32.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.4 million and $325.9 million, respectively.

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

Portfolio Companies

During the six month period ended April 30, 2012, the Company had investments in:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2011 and April 30, 2012, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been fair valued at $0.

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

On December 12, 2011, BP filed for Chapter 11 protection in New York with agreement to turn ownership over to secured lenders under a bankruptcy reorganization plan. Secured lenders, including the Company, have agreed to support a Chapter 11 plan where first-lien creditors will take 90 percent of the new stock, second-lien lenders will have 6 percent, and subordinated lenders will have 4 percent. The plan-support agreement requires filing the plan and disclosure statement by year’s end, with the expected consummation of the plan not later than June 30, 2012.

During the six month period ended April 30, 2012, the Valuation Committee decreased the fair value of the term loan A by $100,000.

At April 30, 2012, the loans had a combined outstanding balance of $24.5 million, a cost basis of $23.6 million and a fair value of $180,000. The increase in the outstanding balance and cost of the term loans are due to the amortization of loan origination fees and the increase in the outstanding balance of the second lien loan is due to the capitalization of “payment in kind” interest. The Company’s Valuation Committee determined not to increase the fair value of the investment as a result of the capitalization of the PIK interest for the six month period ended April 30, 2012. The Company has also reserved in full against all accrued interest starting on July 1, 2010 and stopped accruing interest as of the filing date for bankruptcy.

Centile Holding B.V.

Centile, Sophia-Antipolis, France, is a leading European innovator of unified communications, network platforms, hosted solutions, applications and tools that help mobile, fixed and web-based communications service providers serve the needs of enterprise end users.

At October 31, 2011 and April 30, 2012, the Company’s investment in Centile consisted of common equity interest at a cost and fair value of approximately $3.0 million.

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

At April 30, 2012, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost and fair value of $44,000 and the 1,991 shares of convertible series B preferred stock had a cost and fair value of approximately $10.0 million. The unsecured subordinated loan had a cost basis of approximately $15.0 million and an outstanding balance and fair value of $15.1 million. The increase in the cost basis and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Michael Tokarz, Chairman of the Company, and Shivani Khurana, representative of the Company, serve as directors of Custom Alloy.

DPHI, Inc. (formerly DataPlay, Inc.)

DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.

At October 31, 2011 and April 30, 2012, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2011 and April 30, 2012, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $10.8 million.

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

At April 30, 2012, the Company’s investment in Freshii consisted of a senior secured loan with an outstanding balance, cost basis and fair value of approximately $1.0 million. The warrant had a cost and fair value of approximately $34,000. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the discount associated with the warrant. These increases were approved by the Company’s Valuation Committee.

GDC Acquisitions, LLC d/b/a JDC Lighting, LLC

GDC is the holding company of JDC Lighting, LLC (“JDC”). GDC, New York, New York, which was a distributor of commercial lighting and electrical products.

At October 31, 2011 and April 30, 2012, the Company’s investment in GDC consisted of a $3.3 million senior subordinated loan, bearing annual interest at 17% and matured on August 31, 2011. The loan had a principal amount, an outstanding balance of approximately $3.3 million, a cost basis of approximately $3.2 million and was fair valued at $0. The warrant was fair valued at $0. The Company has reserved in full against the interest accrued on the senior subordinated loan since July 1, 2010.

Harmony Health & Beauty, Inc.

Harmony Health & Beauty, Purchase, New York, purchased the assets of Harmony Pharmacy on November 30, 2010, during a public UCC sale for approximately $6.4 million. HH&B now operates the health and beauty stores previously owned by Harmony Pharmacy in John F. Kennedy International Airport and San Francisco International Airport. The Company’s initial investment consisted of 100,010 shares of common stock.

At October 31, 2011, the Company’s investment in HH&B consisted of 147,621 shares of common stock with a cost of $6.7 million and fair value of $1.0 million.

During the six month period ended April 30, 2012, the Valuation Committee decreased the fair value of the common stock by $600,000.

At April 30, 2012, the Company’s investment in HH&B consisted of 147,621 shares of common stock with a cost of $6.7 million and fair value of $400,000.

Michael Tokarz, Chairman of the Company, serves as a director of HH&B.

Integrated Packaging Corporation

IPC, New Brunswick, New Jersey, is a manufacturer of corrugated boxes and packaging material.

At October 31, 2011 and April 30, 2012, the Company’s investment in IPC consisted of a warrant which was received in exchange for services provided to another investor in IPC. The warrant had a zero cost basis and has been fair valued at $0.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2011 and April 30, 2012, the Company’s investment in JSC Tekers consisted of a secured loan with an outstanding balance, a cost basis and a fair value of $4.0 million and 2,250 shares of common stock with a cost basis and fair value of $4,500. The secured loan has an interest rate of 8% and a maturity date of June 30, 2014.

Lockorder Limited (formerly Safestone Technologies PLC)

Lockorder, located in Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.

At October 31, 2011 and April 30, 2012, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2011 and April 30, 2012, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

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

During the six month period ended April 30, 2012, Marine made principal payments totaling $300,000 on its senior secured loan.

At April 30, 2012, the Company’s senior secured loan had an outstanding balance, cost basis and a fair value of approximately $11.9 million. The preferred stock had a cost and fair value of approximately $3.1 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.

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

During the six month period ended April 30, 2012, the Valuation Committee decreased the fair value of the equity interest by approximately $7.4 million.

At April 30, 2012, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $34.7 million and a fair value of approximately $35.0 million. The bridge loan had a cost and fair value of approximately $3.6 million. The mortgage guarantee for MVC Automotive was equivalent to approximately $5.3 million at April 30, 2012. This guarantee was taken into account in the valuation of MVC Automotive.

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

During the six month period ended April 30, 2012, the Company made two follow-on investments in MVC Partners totaling approximately $6.2 million which was used to fund MVC Partners’ limited partnership commitment to the PE Fund.

During the six month period ended April 30, 2012, the Valuation Committee decreased the fair value of the equity interest by approximately $439,000.

At April 30, 2012, the Company’s equity investment in MVC Partners had a cost basis of approximately $7.5 million and fair value of approximately $6.9 million.

MVC Private Equity Fund, L.P.

MVC Private Equity Fund, L.P., Purchase, New York, is a private equity fund focused on control equity investments in the lower middle market. MVC GP II, an indirect wholly-owned subsidiary of the Company, serves as the GP to the PE Fund. MVC GP II is wholly-owned by MVCFS, a subsidiary of the Company. The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to participate in Non-Diversified Investments made by the PE Fund. As previously disclosed, the Company is currently restricted from making Non-Diversified Investments. For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund. Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund. In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the management and other fees and any carried interest generated by the PE Fund. Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund.

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

During the six month period ended April 30, 2012, the Company, via MVCFS, made two investments in MVC PE Fund totaling approximately $157,000 in the form of a general partnership interest.

During the six month period ended April 30, 2012, the Valuation Committee decreased the fair value of the general partnership interest in the PE Fund by approximately $11,000.

At April 30, 2012, the Company’s equity investment in the PE Fund had a cost basis of approximately $157,000 and fair value of approximately $146,000.

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

During the six month period ended April 30, 2012, the Valuation Committee decreased the fair value of the common stock by approximately $6,000 and the preferred stock by approximately $120,000.

At April 30, 2012, the common stock had a cost basis of approximately $1.2 million and a fair value of $50,000. The convertible preferred stock had a cost basis of $0 and a fair value of $880,000.

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

During the six month period ended April 30, 2012, the cost basis and fair value of the equity investment was decreased by approximately $18,000 because of an allocation of flow through losses by the Company’s Valuation Committee.

At April 30, 2012, the equity investment had a cost basis of approximately $2.2 million and a fair value of $5.3 million.

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

During the six month period ended April 30, 2012, the Valuation Committee increased the fair value of the investment by approximately $227,000.

On March 23, 2012, the Company sold its shares in the Octagon Fund for approximately $3.0 million resulting in a realized gain of approximately $18,000. The Company received approximately $2.9 million of the $3.0 million with the remaining proceeds of approximately $152,000 to be distributed when the Octagon Fund’s fiscal year audit is complete. The Company received additional proceeds of approximately $86,000 over the life of the investment.

At April 30, 2012, the Company no longer held an investment in Octagon Fund.

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

On November 30, 2011, as part of Ohio Medical’s refinancing of their debt, the Company agreed to guarantee a series B preferred stock tranche of equity, with a 12% coupon for the first 18 months it is outstanding. After that initial period, the rate increases by 400bps to 16% for the next 6 months and increases by 50 bps (.5%) each 6 month period thereafter. As of April 30, 2012, the amount guaranteed was approximately $20.0 million and the guarantee obligation was fair valued at $700,000 by the Valuation Committee.

At April 30, 2012, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis of approximately $15.8 million and a fair value of $0 and 19,579 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $39.5 million. The guarantee obligation had a fair value of negative $700,000.

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

During the six month period ended April 30, 2012, Pre-Paid Legal made principal payments on its tranche A term loan totaling approximately $569,000.

At April 30, 2012, the loans had a combined outstanding balance of $7.4 million and a cost basis and fair value of approximately $7.3 million. The increases in the costs of the term loans are due to the amortization of the original issue discount.

RuMe, Inc.

RuMe, Denver, Colorado, produces functional, affordable and responsible products for the environmentally and socially-conscious consumer reducing dependence on single-use products.

At October 31, 2011 and April 30, 2012, the Company’s investment in RuMe consisted of 999,999 shares of common stock with a costs basis and fair value of approximately $160,000 and 4,999,076 shares of series B-1 preferred stock with a cost basis and fair value of approximately $1.0 million.

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

At October 31, 2011 and April 30, 2012, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.

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

During the six month period ended April 30, 2012, the Valuation Committee increased the fair value of the common equity interest by $306,000.

At April 30, 2012, the Company’s common equity interest in Security Holdings had a cost basis of approximately $40.2 million and a fair value of approximately $33.5 million.

Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2011, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of $10.5 million.

During the six month period ended April 30, 2012, the Valuation Committee increased the fair value of the common equity interest by $298,000.

At April 30, 2012, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of approximately $10.8 million.

Christopher Sullivan, a representative of the Company, serves as a director of SGDA Europe.

SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH

SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.

At October 31, 2011 and April 30, 2012, the Company’s investment in SGDA consisted of a term loan with an outstanding balance and cost basis of approximately $6.2 million. The term loan bears annual interest at 7.0% and matures on August 31, 2012. The term loan was fair valued at approximately $6.2 million.

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

At October 31, 201, the Company’s investment in SHL Group Limited consisted of 1,518,762 shares of common stock with a cost basis and fair value of $6.0 million and $15.3 million, respectively.

On February 1, 2012, the Company made an equity investment in SHL Group Limited of approximately $48,000 for an additional 9,568 shares of common stock.

At April 30, 2012, the Company’s investment in SHL Group Limited consisted of 1,528,330 shares of common stock with a cost basis of approximately $6.0 million and a fair value of approximately $15.3 million.

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

During the six month period ended April 30, 2012, the Valuation Committee decreased the fair value of the common stock by $276,000.

At April 30, 2012, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $1.2 million. The guarantee for Tekers had a commitment of 200,000 euros at April 30, 2012, equivalent to approximately $265,000. This guarantee was taken into account in the valuation of Tekers.

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

On March 7, 2012, the Board of Directors of Summit approved a recapitalization and declared a $15.0 million dividend, of which $12.0 million was paid to the Company resulting in a reduction in the fair value of the common stock by $12.0 million.

At April 30, 2012, the Company’s second lien loan had an outstanding balance of approximately $11.5 million with a cost of approximately $11.4 million. The second lien loan was fair valued at approximately $11.5 million. The 1,115 shares of common stock were fair valued at approximately $62.5 million and had a cost basis of approximately $16.0 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

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

At April 30, 2012, the loan had an outstanding balance of $7.0 million and a cost basis and fair value of approximately $6.9 million. The increase in the cost of the second lien loan is due to the amortization of the original issue discount.

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

During the six month period ended April 30, 2012, the Valuation Committee increased the fair value of the membership interest by $500,000.

At April 30, 2012, the mezzanine loan had an outstanding balance, cost basis and a fair value of approximately $8.4 million. The junior revolving note had an outstanding balance and fair value of $1.0 million. The membership interest has a cost of approximately $3.5 million and a fair value of approximately $3.2 million. The warrants had a cost of $0 and a fair value of $0.

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

At April 30, 2012, the second lien loan had an outstanding balance, cost basis and a fair value of approximately $9.4 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The convertible Series I preferred stock had a fair value of $78.5 million and a cost of $500,000 and the convertible Series J preferred stock had a fair value of $2.6 million and a cost of $0.

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

During the six month period ended April 30, 2012, the Valuation Committee decreased the fair value of the equity investment by approximately $4.0 million.

At April 30, 2012, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $21.1 million.

Bruce Shewmaker, an officer of the Company, serves as a director of Velocitius.

Vestal Manufacturing Enterprises, Inc.

Vestal, Sweetwater, Tennessee, is a market leader for steel fabricated products to brick and masonry segments of the construction industry. Vestal manufactures and sells both cast iron and fabricated steel specialty products used in the construction of single-family homes.

At October 31, 2011, the Company’s investment in Vestal consisted of a senior subordinated promissory note and 81,000 shares of common stock. The senior subordinated note had an annual interest of 12%, a maturity date of April 29, 2013 and an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock had a cost basis of $1.9 million and a fair value of $1.5 million.

During the six month period ended April 30, 2012, the Valuation Committee increased the fair value of the common stock by $1.2 million.

At April 30, 2012, the Company’s investment in Vestal consisted of a senior subordinated promissory note and 81,000 shares of common stock. The senior subordinated note had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock had a cost basis of $1.9 million and a fair value of $2.7 million.

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

At April 30, 2012, the Company had investments in portfolio companies totaling $434.1 million. Also, at April 30, 2012, the Company had investments in cash and cash equivalents totaling approximately $31.5 million. The Company also had $6.6 million in restricted cash and cash equivalents related to the project guarantee for Security Holdings. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid. Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the six month period ended April 30, 2012, the Company made one new investment, a $1.0 million loan to Freshii.

During the six month period ended April 30, 2012, the Company made five follow-on investments in three existing portfolio companies totaling approximately $6.4 million. The Company through MVC Partners Limited Partnership interest and MVCFS’ General Partnership interest contributed approximately $6.3 million of its $20.1 million capital commitment to the PE Fund, which as of April 30, 2012, has invested in Plymouth Rock Energy, LLC and Gibdock Limited. On February 1, 2012, the Company made an equity investment in SHL Group Limited of approximately $48,000 for an additional 9,568 shares of common stock.

Current commitments include:

Commitments of the Company:

At April 30, 2012, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at April 30, 2012
Turf	$1.0 million	$1.0 million
MVC Partners/MVCFS	$20.1 million	$6.3 million

Total	$21.1 million	$7.3 million

Guarantees:

As of April 30, 2012, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at April 30, 2012
MVC Automotive	$5.3 million	—
Tekers	$265,000	—
Ohio Medical	$20.0 million	—

Total	$25.6 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies. At April 30, 2012, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be $700,000.

These guarantees are further described below, together with the Company’s other commitments.

On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers. The guarantee had a commitment of approximately 200,000 euros at April 30, 2012, equivalent to approximately $265,000.

On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive. The guarantee had a commitment of approximately 5.9 million euros at October 31, 2011, equivalent to approximately $8.2 million. On April 30, 2012, the mortgage that was guaranteed was repaid by MVC Automotive, resulting in the release of the guarantee. As of April 30, 2012, the guarantee was no longer a commitment of the Company.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.3 million at April 30, 2012) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive. The Company has consistently reported the amount of the guarantee as 4.0 million Euro. The Company and MVC Automotive continues to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of April 30, 2012 is approximately 7.0 million Euro (equivalent to approximately $9.3 million). The Company and MVC Automotive are working to resolve this discrepancy.

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on January 31, 2014. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2011 and April 30, 2012, the outstanding balance of the secured junior revolving note was $1.0 million.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP. The PE Fund closed on approximately $104 million of capital commitments. As of April 30, 2012, $6.3 million of the Company’s commitment was contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet. This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, as part of Ohio Medical’s refinancing of their debt, the Company agreed to guarantee a series B preferred stock tranche of equity, with a 12% coupon for the first 18 months it is outstanding. After that initial period, the rate increases by 400bps to 16% for the next 6 months and increases by 50 bps (.5%) each 6 month period thereafter. As of April 30, 2012, the amount guaranteed was approximately $20.0 million and the guarantee obligation was fair valued at $700,000 by the Valuation Committee.

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

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (the “Credit Facility”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility now only consists of a $50.0 million term loan, which will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable. As of April 30, 2012, there was $50.0 million outstanding on the Credit Facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a 1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing the Credit Facility. These costs will be amortized evenly over the life of the facility. The prepaid expenses on the consolidated balance sheet include the unamortized portion of these costs. Borrowings under the Credit Facility will be secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. The Credit Facility includes standard financial covenants including limitations on total assets to debt, debt to equity, interest coverage and eligible debt ratios.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On May 18, 2012, the Company through MVC Partners and MVCFS contributed approximately $1.9 million to the PE Fund which then made an investment in Focus Pointe Global Holdings, Inc., a leading provider of marketing research data collection. To date, the Company has invested approximately $8.2 million of its $20.1 million capital commitment to the PE Fund.

On May 22, 2012, the Company invested $1.5 million in Biovation Holdings Inc., a manufacturer and marketer of environmentally friendly, organic and sustainable laminate materials and composites, in the form of a loan. The bridge loan bears annual interest at 12% and matures on February 28, 2014.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables which represent approximately 90.52% of the Company’s total assets at April 30, 2012. As discussed in Note 7 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At April 30, 2012, approximately 90.52% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries. As of April 30, 2012, the fair values of our two largest investments, Summit Research Labs, Inc. (“Summit”) and U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 18.2% and 22.3% of our net assets, respectively. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments. To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate. We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.

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

At October 31, 2011, the Company had unused net realized losses of approximately $26.4 million and had net unrealized losses of $21.5 million associated with Legacy Investments. Since the Company’s realized losses were not entirely offset by realized gains during the six month period ended April 30, 2012, the Company will be able to utilize them as capital loss carryforwards in the future. If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited. Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected. The Regulated Investment Company Modernization Act of 2010, which was enacted on December 22, 2010, changed various technical rules governing the tax treatment of regulated investment companies, including the treatment of capital loss carryforwards. Please see Note 11 of our consolidated financial statements “Tax Matters” for more information.

We may be unable to meet our covenant obligations under our credit facility, which could adversely affect our business.

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million revolving credit facility (the “Credit Facility”) with Guggenheim Corporate Funding, LLC (“Guggenheim”) as administrative agent to the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility consists of a $50.0 million term loan with an interest rate of LIBOR plus 450 basis points with a 1.25% LIBOR floor. As of April 30, 2012, there was $50.0 million in term debt outstanding under the Credit Facility. The Credit Facility contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy. As such, from time to time, due to investment activity, changing cash positions and the need to execute against certain corporate strategies, the Company has obtained Guggenheim’s consent to waive compliance with certain covenants contained in the Credit Facility and may require such consents in the future. The Credit Facility will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable.

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

Wars, terrorist attacks and other acts of violence are likely to have a substantial impact on the U.S. and world economies and securities markets. The nature, scope and duration of the unrest, wars and occupation cannot be predicted with any certainty. Furthermore, terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. Such attacks and armed conflicts in the United States or elsewhere may impact the businesses in which we invest directly or indirectly, by undermining economic conditions in the United States. Losses resulting from terrorist events are generally uninsurable.

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

(b) There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are not subject to any pending material legal proceeding, and no such proceedings are known to be contemplated.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the six month period ended April 30, 2012.

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

On July 19, 2011, the Company’s Board of Directors approved another share repurchase program authorizing up to $5.0 million for additional share repurchases. No shares were repurchased under this new repurchase program as of April 30, 2012. Implementation of the program as well as the timing thereof depends on a variety of factors, including, among others, the availability of capital, the Company’s current share price and the ability to conduct the offer under the Credit Facility.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Exhibit

10.1	Second Amendment to Company’s Administration Servicing with US Bancorp

10.2	Second Amendment to Company’s Accounting Service Agreement with US Bancorp

10.3	Amendment to Company’s Custody Agreement with US Bank

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

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

MVC CAPITAL, INC.

Date: June 11, 2012	/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: June 11, 2012	/s/ Peter Seidenberg
Peter Seidenberg

In the capacity of the officer who performs the functions of Principal Financial Officer.