Form 10-Q
period 2012-07-31
MVC CAPITAL, INC.
filed 2012-09-10
CIK 1099941

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

There were 23,916,982 shares of the registrant’s common stock, $.01 par value, outstanding as of September 10, 2012.

MVC Capital, Inc.

(A Delaware Corporation)

Index

Page
Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
—July 31, 2012 and October 31, 2011	3
Consolidated Statements of Operations
—For the Period November 1, 2011 to July 31, 2012 and
—For the Period November 1, 2010 to July 31, 2011	4
Consolidated Statements of Operations
—For the Period May 1, 2012 to July 31, 2012 and
—For the Period May 1, 2011 to July 31, 2011	5
Consolidated Statements of Cash Flows
—For the Period November 1, 2011 to July 31, 2012 and
—For the Period November 1, 2010 to July 31, 2011	6
Consolidated Statements of Changes in Net Assets
—For the Period November 1, 2011 to July 31, 2012
—For the Period November 1, 2010 to July 31, 2011 and
—For the Year ended October 31, 2011	7
Consolidated Selected Per Share Data and Ratios
—For the Period November 1, 2011 to July 31, 2012,
—For the Period November 1, 2010 to July 31, 2011 and
—For the Year ended October 31, 2011	8
Consolidated Schedule of Investments
—July 31, 2012
—October 31, 2011	9
Notes to Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures about Market Risk	57

Item 4. Controls and Procedures	63

Part II. Other Information	65

SIGNATURE	67

Exhibits	68

Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	July 31,	October 31,
	2012	2011
	(Unaudited)
ASSETS

Assets
Cash and cash equivalents	$24,895,220	$28,317,460
Restricted cash and cash equivalents	6,152,000	6,925,000
Investments at fair value
Non-control/Non-affiliated investments (cost $63,767,552 and $90,292,464)	49,863,801	51,182,558
Affiliate investments (cost $127,801,028 and $126,356,770)	179,897,585	187,953,099
Control investments (cost $150,414,008 and $141,569,773)	195,699,727	213,079,430

Total investments at fair value (cost $341,982,588 and $358,219,007)	425,461,113	452,215,087
Dividends, interest and fee receivables, net of reserves	6,967,678	7,872,867
Escrow receivables	856,563	1,146,899
Prepaid expenses	485,511	629,868
Prepaid taxes	1,978	—

Total assets	$464,820,063	$497,107,181

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Term loan	$50,000,000	$50,000,000
Provision for incentive compensation (Note 10)	17,066,004	23,938,058
Management fee payable	3,042,103	2,600,905
Professional fees payable	756,480	703,293
Other accrued expenses and liabilities	615,197	288,111
Portfolio fees payable	453,210	—
Consulting fees payable	85,930	64,999
Taxes payable	—	2,099

Total liabilities	72,018,924	77,597,465

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 23,916,982 and 23,916,982 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	428,428,139	428,428,139
Accumulated earnings	58,047,616	40,499,006
Dividends paid to stockholders	(88,781,982)	(80,171,868)
Accumulated net realized loss	(50,884,958)	(25,755,440)
Net unrealized appreciation	83,478,525	93,996,080
Treasury stock, at cost, 4,387,466 and 4,387,466 shares held, respectively	(37,769,245)	(37,769,245)

Total shareholders’ equity	392,801,139	419,509,716

Total liabilities and shareholders’ equity	$464,820,063	$497,107,181

Net asset value per share	$16.42	$17.54

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Nine Month Period November 1, 2011 to July 31, 2012	For the Nine Month Period November 1, 2010 to July 31, 2011
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$6,352	$245,066
Affiliate investments	277,720	382,434
Control investments	12,000,000	—

Total dividend income	12,284,072	627,500

Interest income
Non-control/Non-affiliated investments	1,504,749	2,277,715
Affiliate investments	3,861,467	3,663,524
Control investments	2,414,276	2,026,609

Total interest income	7,780,492	7,967,848

Fee income
Non-control/Non-affiliated investments	67,427	1,036,317
Affiliate investments	807,246	860,093
Control investments	570,331	424,979

Total fee income	1,445,004	2,321,389

Fee income—Asset Management [1]
Portfolio fees	1,149,779	—
Management fees	823,562	594,500

Total fee income—Asset Management	1,973,341	594,500

Other income	255,874	1,039,423

Total operating income	23,738,783	12,550,660

Operating Expenses:
Management fee	6,560,420	6,540,917
Interest and other borrowing costs	2,480,757	2,298,520
Portfolio fees—Asset Management [1]	862,335	—
Management fee—Asset Management [1]	617,671	445,875
Audit fees	522,000	401,800
Legal fees	511,238	676,627
Other expenses	466,045	871,313
Consulting fees	327,353	400,501
Directors’ fees	259,000	243,000
Insurance	250,839	263,565
Administration	197,751	200,794
Printing and postage	99,900	81,280
Public relations fees	76,500	76,300
Net Incentive compensation (Note 10)	(4,526,865)	(1,534,688)

Total operating expenses	8,704,944	10,965,804

Less: Voluntary Expense Waiver by Adviser [2]	(112,500)	(112,500)
Less: Voluntary Management Fee Waiver by Adviser [3]	(58,728)	(100,635)
Less: Voluntary Incentive Fee Waiver by Adviser [4]	(2,345,189)	—

Total waivers	(2,516,417)	(213,135)

Net operating income before taxes	17,550,256	1,797,991

Tax Expenses:
Current tax expense	1,646	12,893

Total tax expense	1,646	12,893

Net operating income	17,548,610	1,785,098

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
Non-control/Non-affiliated investments	(25,170,615)	(6,361,489)
Affiliate investments	—	(8,081,806)
Control investments	41,097	—

Total net realized loss on investments	(25,129,518)	(14,443,295)
Net change in unrealized (depreciation) appreciation on investments	(10,517,555)	6,347,326

Net realized loss and net change in unrealized depreciation on investments	(35,647,073)	(8,095,969)

Net decrease in net assets resulting from operations	$(18,098,463)	$(6,310,871)

Net decrease in net assets per share resulting from operations	$(0.76)	$(0.26)

Dividends declared per share	$0.36	$0.36

[1]	These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”). Please see Note 9 “Management” for more information.
[2]

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

[4]

Reflects TTG Advisers’ voluntary waiver of the Incentive Fee associated with pre-incentive fee net operationg income for the fiscal quarter ended April 30,2012. Please see Note 9 “Management” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter May 1, 2012 to July 31, 2012	For the Quarter May 1, 2011 to July 31, 2011
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$2,110	$851
Affiliate investments	94,413	87,223

Total dividend income	96,523	88,074

Interest income
Non-control/Non-affiliated investments	507,084	327,460
Affiliate investments	1,333,340	1,290,971
Control investments	814,365	785,962

Total interest income	2,654,789	2,404,393

Fee income
Non-control/Non-affiliated investments	13,308	68,170
Affiliate investments	268,668	282,168
Control investments	196,300	141,446

Total fee income	478,276	491,784

Fee income—Asset Management [1]
Portfolio fees	450,903	—
Management fees	54,473	—

Total fee income—Asset Management	505,376	—

Other income	195,737	498,005

Total operating income	3,930,701	3,482,256

Operating Expenses:
Management fee	2,127,182	2,183,055
Interest and other borrowing costs	853,645	783,412
Portfolio fees—Asset Management [1]	338,178	—
Audit fees	234,000	133,000
Legal fees	198,718	223,499
Other expenses	138,870	239,087
Consulting fees	109,651	150,000
Directors’ fees	84,000	96,000
Insurance	83,613	87,855
Administration	65,548	67,178
Management fee—Asset Management [1]	40,855	—
Printing and postage	31,500	27,000
Public relations fees	25,500	25,500
Net Incentive compensation (Note 10)	(2,415,163)	(462,747)

Total operating expenses	1,916,097	3,552,839

Less: Voluntary Expense Waiver by Adviser [2]	(37,500)	(37,500)

Total waivers	(37,500)	(37,500)

Net operating income (loss) before taxes	2,052,104	(33,083)

Tax Expenses:
Current tax expense	549	510

Total tax expense	549	510

Net operating income (loss)	2,051,555	(33,593)

Net Realized and Unrealized (Loss) Gain on Investments:

Net realized (loss) gain on investments
Non-control/Non-affiliated investments	(25,384,331)	72,311

Net change in unrealized appreciation (depreciation) on investments	12,737,773	(2,407,722)

Net realized (loss) gain and net change in unrealized appreciation (depreciation) on investments	(12,646,558)	(2,335,411)

Net decrease in net assets resulting from operations	$(10,595,003)	$(2,369,004)

Net decrease in net assets per share resulting from operations	$(0.45)	$(0.10)

Dividends declared per share	$0.12	$0.12

[1]	These items are related to the management of the PE Fund. Please see Note 9 “Management” for more information.
[2]

Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2012 and 2011 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). Please see Note 9 “Management” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Month Period November 1, 2011 to July 31, 2012	For the Nine Month Period November 1, 2010 to July 31, 2011
Cash flows from Operating Activities:
Net decrease in net assets resulting from operations	$(18,098,463)	$(6,310,871)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss	25,129,518	14,443,295
Net change in unrealized depreciation (appreciation)	10,517,555	(6,347,326)
Amortization of discounts and fees	(48,372)	(23,090)
Increase in accrued payment-in-kind dividends and interest	(2,294,938)	(2,425,740)
Allocation of flow through income	(89,495)	(395,935)
Changes in assets and liabilities:
Dividends, interest and fees receivable	905,189	(238,601)
Escrow receivables	290,336	916,521
Prepaid expenses	144,357	114,862
Prepaid taxes	(1,978)	78,463
Incentive compensation (Note 10)	(6,872,054)	(1,534,688)
Other liabilities	1,293,513	370,712
Purchases of equity investments	(8,266,513)	(28,096,855)
Purchases of debt instruments	(2,500,000)	(25,909,586)
Proceeds from equity investments	3,082,192	20,630,017
Proceeds from debt instruments	1,224,027	33,490,637

Net cash provided by (used in) operating activities	4,414,874	(1,238,185)

Cash flows from Financing Activities:
Repurchase of common stock	—	(966,655)
Distributions paid to shareholders	(8,610,114)	(8,618,994)

Net cash used in financing activities	(8,610,114)	(9,585,649)

Net change in cash and cash equivalents for the period	(4,195,240)	(10,823,834)

Unrestricted and restricted cash and cash equivalents, beginning of period	$35,242,460	$56,390,628

Unrestricted and restricted cash and cash equivalents, end of period	$31,047,220	$45,566,794

During the nine months ended July 31, 2012 and 2011 MVC Capital, Inc. paid $2,188,207 and $2,180,202 in interest expense, respectively.

During the nine months ended July 31, 2012 and 2011 MVC Capital, Inc. paid $5,935 and $2,134 in income taxes, respectively.

Non-cash activity:

During the nine months ended July 31, 2012 and 2011, MVC Capital, Inc. recorded payment in kind dividend and interest of $2,294,938 and $2,425,740, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the nine months ended July 31, 2012 and 2011, MVC Capital, Inc. was allocated $255,874 and $1,033,937, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of these amounts, $166,379 and $638,002, respectively, was received in cash and the balance of $89,495 and $395,935, respectively, was undistributed and therefore increased the cost of the investment. The fair value was then increased by $89,495 and $395,935, respectively, by the Company’s Valuation Committee.

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

On December 12, 2011, BP Clothing, LLC (“BP”) filed for Chapter 11 protection in New York with agreement to turn ownership over to secured lenders under a bankruptcy reorganization plan. On June 20, 2012, BP completed the bankruptcy process which resulted in a realized loss of approximately $23.4 million on the second lien loan, term loan A and term loan B. As a result of the bankruptcy process, the Company received limited liability company interest in BPC II, LLC (“BPC”).

On January 11, 2011, SHL Group Limited acquired the Company’s portfolio company PreVisor. The Company received 1,518,762 common shares of SHL Group Limited for its investment in PreVisor. The cost basis and market value of the Company’s investment remained unchanged as a result of the transaction.

On January 13, 2012, the Company received free warrants related to their debt investment in Freshii USA, Inc. The Company allocated the cost basis in the investment between the senior secured loan and the warrant at the time the investment was made. The Company will amortize the discount associated with the warrant over the four year life of the loan. During the nine month period ended July 31, 2012, the Company recorded approximately $6,036 of amortization.

On March 23, 2012, the Company sold its shares in the Octagon High Income Cayman Fund Ltd. (“Octagon Fund”). As part of this transaction, there was approximately $152,000 held back until Octagon Fund's fiscal year 2012 audit is complete.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Nine Month Period November 1, 2011 to July 31, 2012	For the Nine Month Period November 1, 2010 to July 31, 2011	For the Year Ended October 31, 2011
	(Unaudited)	(Unaudited)
Operations:
Net operating income (loss)	$17,548,610	$1,785,098	$(2,284,137)
Net realized loss on investments	(25,129,518)	(14,443,295)	(26,421,609)
Net change in unrealized (depreciation) appreciation on investments	(10,517,555)	6,347,326	35,676,725

Net (decrease) increase in net assets from operations	(18,098,463)	(6,310,871)	6,970,979

Shareholder Distributions:
Distributions to shareholders from income	(8,610,114)	(1,785,098)	—
Distributions to shareholders from return of capital	—	(6,833,896)	(11,489,032)

Net decrease in net assets from shareholder distributions	(8,610,114)	(8,618,994)	(11,489,032)

Capital Share Transactions:
Repurchase of common stock	—	(966,655)	(966,655)

Net decrease in net assets from capital share transactions	—	(966,655)	(966,655)

Total decrease in net assets	(26,708,577)	(15,896,520)	(5,484,708)

Net assets, beginning of period/year	419,509,716	424,994,424	424,994,424

Net assets, end of period/year	$392,801,139	$409,097,904	$419,509,716

Common shares outstanding, end of period/year	23,916,982	23,916,982	23,916,982

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Nine Month Period November 1, 2011 to July 31, 2012		For the Nine Month Period November 1, 2010 to July 31, 2011		For the Year Ended October 31, 2011
	(Unaudited)		(Unaudited)
Net asset value, beginning of period/year	$17.54		$17.71		$17.71

(Loss) gain from operations:
Net operating income (loss)	0.73		0.06		(0.10)
Net realized and unrealized (loss) gain on investments	(1.49)		(0.32)		0.40

Total (loss) gain from investment operations	(0.76)		(0.26)		0.30

Less distributions from:
Income	(0.36)		(0.07)		—
Return of capital	—		(0.29)		(0.48)

Total distributions	(0.36)		(0.36)		(0.48)

Capital share transactions
Anti-dilutive effect of share repurchase program	—		0.01		0.01

Total capital share transactions	—		0.01		0.01

Net asset value, end of period/year	$16.42		$17.10		$17.54

Market value, end of period/year	$12.71		$12.51		$12.93

Market discount	(22.59)%		(26.84)%		(26.28)%

Total Return—At NAV (a)	(4.38)%		(1.43)%		1.80%

Total Return—At Market (a)	2.16%		(3.80)%		0.35%

Ratios and Supplemental Data:

Net assets, end of period (in thousands)	$392,801		$409,098		$419,510

Ratios to average net assets including waivers:
Expenses excluding tax expense (benefit)	2.01	%(b)	3.44	%(b)	4.38%
Expenses including tax expense (benefit)	2.01	%(b)	3.45	%(b)	4.39%
Expenses excluding incentive compensation	3.49	%(b)	3.94	%(b)	3.92%
Expenses excluding incentive compensation, interest and other borrowing costs	2.68	%(b)	3.20	%(b)	3.18%

Net operating income (loss) before tax expense (benefit)	5.72	%(b)	0.58	%(b)	(0.54)%
Net operating income (loss) after tax expense (benefit)	5.72	%(b)	0.57	%(b)	(0.55)%
Net operating income (loss) before incentive compensation	4.24	%(b)	0.08	%(b)	(0.08)%
Net operating income before incentive compensation, interest and other borrowing costs	5.05	%(b)	0.82	%(b)	0.66%

Ratios to average net assets excluding waivers:
Expenses excluding tax expense	2.84	%(b)	3.51	%(b)	4.44%
Expenses including tax expense	2.84	%(b)	3.52	%(b)	4.45%
Expenses excluding incentive compensation	4.31	%(b)	4.01	%(b)	3.98%
Expenses excluding incentive compensation, interest and other borrowing costs	3.50	%(b)	3.27	%(b)	3.24%

Net operating income (loss) before tax expense	4.90	%(b)	0.51	%(b)	(0.60)%
Net operating income (loss) after tax expense	4.90	%(b)	0.50	%(b)	(0.61)%
Net operating income (loss) before incentive compensation	3.42	%(b)	0.01	%(b)	(0.14)%
Net operating income before incentive compensation, interest and other borrowing costs	4.23	%(b)	0.75	%(b)	0.60%

(a)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period.
(b)	Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

July 31, 2012 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments—12.69% (a, c, f, g)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d, j)		$5,000,003	—
Biovation Holdings, Inc.	Manufacturer of Laminate Material & Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 02/28/2014 (b, h)	$1,500,000	1,500,000	$1,500,000
BPC II, LLC	Apparel	Limited Liability Company Interest (d)		180,000	—
DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d, j)		4,520,355	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d, j)		15,000,000	10,790,000
Freshii USA, Inc.	Food Services	Senior Secured Loan 6.0000% Cash, 6.0000% PIK, 01/13/2016 (b, h)	1,028,533	990,696	999,320
		Warrants (d, m)		33,873	33,873

				1,024,569	1,033,193
GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 12.5000% Cash, 4.5000% PIK, 08/31/2011 (b, h, i)	3,348,160	3,237,952	—
		Warrants (d)		—	—

				3,237,952	—
Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—
MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d, j)		3,750,000	—
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,236,364	50,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	880,000

				1,236,364	930,000
Prepaid Legal Services, Inc.	Consumer Services	Tranche A Term Loan 7.5000% Cash, 01/01/2017 (h)	3,268,293	3,228,690	3,228,690
		Tranche B Term Loan 11.0000% Cash, 01/01/2017 (h)	4,000,000	3,903,063	3,903,063

				7,131,753	7,131,753
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000% Cash, 08/31/2012 (e, h)	6,187,350	6,187,350	6,187,350
SHL Group Limited	Human Capital Management	Common Stock (1,528,330 shares) (d, e)		6,048,332	15,348,332
Teleguam Holdings, LLC	Telecommunications	Second Lien Loan 9.7500% Cash, 06/09/2017 (h)	7,000,000	6,943,173	6,943,173

Sub Total Non-control/Non-affiliated investments				63,767,552	49,863,801

Affiliate investments—45.80% (a, c, f, g)
Centile Holdings B.V.	Software	Common Equity Interest (d, e)		3,001,376	3,001,376
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 7.0000% Cash, 7.0000% PIK , 06/18/2013 (b, h)	15,348,776	15,337,742	15,348,776
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				25,337,742	25,348,776
Harmony Health & Beauty, Inc.	Health & Beauty—Retail	Common Stock (147,621 shares) (d)		6,700,000	250,000
JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d, e)		4,500	4,500
		Secured Loan 8.0000% Cash, 06/30/2014 (e, h)	4,000,000	4,000,000	4,000,000

				4,004,500	4,004,500
Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 10/26/2017 (b, h)	11,871,390	11,852,490	11,871,390
		Convertible Preferred Stock (20,000 shares) (b)		3,210,018	3,210,018

				15,062,508	15,081,408
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		2,266,102	5,423,152
RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	1,417,000

				1,159,815	1,577,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		40,186,620	26,970,000
SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		20,084,599	7,676,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK , 06/30/2015 (b, h)	9,497,766	9,497,766	9,497,766
		Convertible Series I Preferred Stock (32,200 shares) (d) (l)		500,000	81,067,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—

				9,997,766	90,565,373

Sub Total Affiliate investments				127,801,028	179,897,585

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments—(Continued)

July 31, 2012 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments—49.82% (a, c, f, g)
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$33,881,000
		Bridge Loan 10.0000% Cash, 12/31/2012 (e, h)	$3,643,557	3,643,557	3,643,557

				38,380,496	37,524,557
MVC Partners, LLC	Private Equity	Limited Liability Company Interest (d)		9,364,002	8,143,609
MVC Private Equity Fund LP	Private Equity	Limited Liability Company Interest (d, k)		204,432	193,284
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (20,362 shares) (b)		30,000,000	39,500,000
		Guarantee—Series B Preferred (d)		—	(700,000)

				45,763,636	38,800,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	1,108,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 7.0000% Cash, 7.0000% PIK , 09/30/2017 (b, h)	11,658,222	11,625,172	11,658,222
		Common Stock (1,115 shares)		16,000,000	62,500,000

				27,625,172	74,158,222
Turf Products, LLC	Distributor—Landscaping and	Senior Subordinated Debt 9.0000% Cash, 4.0000% PIK , 01/31/2014 (b, h)	8,395,261	8,395,261	8,395,261
	Irrigation Equipment	Junior Revolving Note 6.0000% Cash, 01/31/2014 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	2,603,794
		Warrants (d)		—	—

				12,930,955	11,999,055
Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	19,273,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2013 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	3,900,000

				2,450,000	4,500,000

Sub Total Control Investments				150,414,008	195,699,727

TOTAL INVESTMENT ASSETS—108.31% (f)				$341,982,588	$425,461,113

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Company negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.
(b)	These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.
(c)	All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, JSC Tekers Holdings, Centile Holdings B.V., Velocitius B.V., Freshii USA, Inc. and MVC Partners, LLC.
The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.
(d)	Non-income producing assets.
(e)	The principal operations of these portfolio companies are located in Europe.
(f)	Percentages are based on net assets of $392,801,139 as of July 31, 2012.
(g)	See Note 3 for further information regarding "Investment Classification."
(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.
(i)	All or a portion of the accrued interest on these securities have been reserved against.
(j)	Legacy Investments.
(k)	MVC Private Equity Fund, L.P. is a private equity fund focused on control equity investments in the lower middle market. The fund currently holds three investments, two located in the United States and one in Gibraltar, which are in the energy, services, and industrial sectors, respectively.
(l)	Upon a liquidity event, the Company may receive additional ownership in U.S. Gas & Electronic, Inc.
(m)	Includes a warrant in Freshii One LLC, an affiliate of Freshii USA, Inc.

PIK—Payment-in-kind

—Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2011

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments—12.20% (a, c, f, g)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d, j)		$5,000,003	—
BP Clothing, LLC	Apparel	Second Lien Loan 12.5000% Cash, 4.0000% PIK, 7/18/2012 (b, h, i)	$20,362,135	19,579,285	—
		Term Loan A 8.0000% Cash, 7/18/2011 (h, i)	1,987,500	1,987,500	$280,000
		Term Loan B 11.0000% Cash, 7/18/2011 (h, i)	2,000,000	2,000,000	—

				23,566,785	280,000
DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d, j)		4,520,355	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d, j)		15,000,000	10,790,000
GDC Acquisition, LLC	Electrical Distribution	Senior Subordinated Debt 12.5000% Cash, 4.5000% PIK%, 8/31/2011 (b, h, i)	3,348,160	3,237,952	—
		Warrants (d)		—	—

				3,237,952	—
Integrated Packaging Corporation	Manufacturer of Packaging Material	Warrants (d)		—	—
Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—
MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d, j)		3,750,000	—
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,236,364	56,364
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	1,000,000

				1,236,364	1,056,364
Octagon High Income Cayman Fund Ltd.	Investment Company	Series 1 Participating Non-Voting Shares (3,014 shares) (e, k)		3,013,952	2,804,543
Prepaid Legal Services, Inc.	Consumer Services	Tranche A Term Loan 7.5000% Cash, 12/31/2016 (h)	4,000,000	3,943,303	3,943,303
		Tranche B Term Loan 11.0000% Cash, 12/31/2016 (h)	4,000,000	3,886,607	3,886,607

				7,829,910	7,829,910
SafeStone Technologies Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000% Cash, 8/31/2012 (e, h)	6,187,350	6,187,350	6,187,350
SHL Group Limited	Talent Management Assessment	Common Stock (1,518,762 shares) (d, e)		6,000,000	15,300,000
Teleguam Holdings, LLC	Telecommunications	Second Lien Loan 9.7500% Cash, 6/9/2017 (h)	7,000,000	6,934,391	6,934,391

Sub Total Non-control/Non-affiliated investments				90,292,464	51,182,558

Affiliate investments—44.80% (a, c, f, g)
Centile Holding B.V.	Software	Common Equity Interest (d, e)		3,001,376	3,001,376
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 7.0000% Cash, 7.0000% PIK, 9/18/2012 (b, h)	14,559,236	14,485,213	14,559,236
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				24,485,213	24,559,236
Harmony Health & Beauty, Inc.	Health and Beauty—Retail	Common Stock (147,621 shares) (d)		6,700,000	1,000,000
JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d, e)		4,500	4,500
		Secured Loan 8.0000% Cash, 6/30/2014 (e, h)	4,000,000	4,000,000	4,000,000

				4,004,500	4,004,500
Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 10/26/2017 (b, h)	11,958,188	11,921,592	11,958,188
		Convertible Preferred Stock (20,000 shares) (b)		3,024,872	3,024,872

				14,946,464	14,983,060
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		2,176,607	5,333,657
RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	999,815

				1,159,815	1,159,815
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		40,186,620	33,200,000
SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		20,084,598	10,500,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK%, 7/26/2012 (b, h)	9,143,848	9,111,577	9,143,848
		Convertible Series I Preferred Stock (32,200 shares) (d)		500,000	78,515,749
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	2,551,858

				9,611,577	90,211,455

Sub Total Affiliate investments				126,356,770	187,953,099

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments—(Continued)

October 31, 2011

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments—50.79% (a, c, f, g)
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$42,450,000
		Bridge Loan 10.0000% Cash, 12/31/2011 (e, h)	$3,643,557	3,643,557	3,643,557

				38,380,496	46,093,557
MVC Partners, LLC	Private Equity	Limited Liability Company Interest (d)		1,350,253	1,133,729
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (18,102 shares) (b)		30,000,000	39,500,000

				45,763,636	39,500,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	1,525,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 7.0000% Cash, 7.0000% PIK, 8/31/2013 (b, h)	11,055,089	10,999,118	11,055,089
		Common Stock (1,115 shares) (d)		16,000,000	74,500,000

				26,999,118	85,555,089
Turf Products, LLC	Distributor—Landscaping and Irrigation Equipment	Senior Subordinated Debt 9.0000% Cash, 4.0000% PIK, 1/31/2014 (b, h)	8,395,261	8,395,261	8,395,261
		Junior Revolving Note 6.0000% Cash, 1/31/2014 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	2,721,794
		Warrants (d)		—	—

				12,930,955	12,117,055
Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	25,100,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 4/29/2013 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	1,455,000

				2,450,000	2,055,000

Sub Total Control Investments				141,569,773	213,079,430

TOTAL INVESTMENT ASSETS—107.79% (f)				$358,219,007	$452,215,087

(a)	These securities are restricted from public sale without prior registration under the Securities Act of 1933. The Company negotiates certain aspects of the method and timing of the disposition of these investments, including registration rights and related costs.
(b)	These securities accrue a portion of their interest/dividends in "payment in kind" interest/dividends which is capitalized to the investment.
(c)	All of the Company's equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., Octagon High Income Cayman Fund Ltd., SafeStone Technologies Limited, Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, JSC Tekers Holdings, Centile Holding B.V. and Velocitius B.V. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.
(d)	Non-income producing assets.
(e)	The principal operations of these portfolio companies are located in Europe.
(f)	Percentages are based on net assets of $419,509,716 as of October 31, 2011.
(g)	See Note 3 for further information regarding "Investment Classification."
(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.
(i)	All or a portion of the accrued interest on these securities have been reserved against.
(j)	Legacy Investments.
(k)	Octagon High Income Cayman Fund Ltd., which seeks to maximize current income consistent with the preservation of capital through the leveraged loan market and offers monthly liquidity after the initial six months of the investment with a 15-day notice

PIK—Payment-in-kind

—Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements

July 31, 2012

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

5. Investment Valuation Policy

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification , Fair Value Measurements and Disclosures (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. At July 31, 2012, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

ASC 820 provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy which prioritizes information used to measure value. In determining fair value, the Valuation Committee primarily uses the level 3 inputs referenced in ASC 820.

ASC 820 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The price used to measure the fair value is not adjusted for transaction costs while the cost basis of our investments may include initial transaction costs. Under ASC 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset to which the reporting entity has access to as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.

On May 12, 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, which requires entities to change the wording used to describe the requirements in U.S. Generally Accepted Accounting Principles “GAAP” for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements related to the application of the highest and best use and valuation premise concepts for financial and nonfinancial instruments, measuring the fair value of an instrument classified in equity, and disclosures about fair value measurements. ASU 2011-04 requires additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy, including the valuation processes used by the reporting entity, the sensitivity of the fair value to changes in unobservable inputs, and the interrelationships between those unobservable inputs, if any. All the amendments to ASC 820 made by ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of this new guidance has not had a material effect on the financial position or results of operations of the Company and has resulted in additional disclosures. Please see Note 7 “Portfolio Investments.”

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

Pursuant to our Valuation Procedures, the Valuation Committee (which is comprised of three Independent Directors) determines fair values of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the consolidated statements of operations as “Net change in unrealized appreciation (depreciation) on investments.” Currently, our NAV per share is calculated and published on a quarterly basis. The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation. Fair values of foreign investments determined as of quarter end reflect exchange rates, as applicable, in effect on the last business day of the quarter. Exchange rates fluctuate on a daily basis, sometimes significantly. Exchange rate fluctuations following the most recent quarter end are not reflected in the valuations reported in this Quarterly Report. See Item 3 Risk Factor, “Investments in foreign debt or equity may involve significant risks in addition to the risks inherent in U.S. investments.”

At July 31, 2012, approximately 91.72% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

There is no one methodology to determine fair value and, in fact, for any portfolio security, fair value may be expressed as a range of values, from which the Company derives a single estimate of fair value. To determine the fair value of a portfolio security, the Valuation Committee analyzes the portfolio company’s financial results and projections, publicly traded comparable companies when available, comparable private transactions when available, precedent transactions in the market when available, third-party real estate and asset appraisals if appropriate and available, discounted cash flow analysis, if appropriate, as well as other factors. The Company generally requires, where practicable, portfolio companies to provide annual audited and more regular unaudited financial statements, and/or annual projections for the upcoming fiscal year.

The fair value of our portfolio securities is inherently subjective. Because of the inherent uncertainty of fair valuation of portfolio securities and escrow receivables that do not have readily ascertainable market values, our estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Such values also do not reflect brokers’ fees or other selling costs, which might become payable on disposition of such investments.

If a security is publicly traded, the fair value is generally equal to market value based on the closing price on the principal exchange on which the security is primarily traded.

For equity securities of portfolio companies, the Valuation Committee estimates the fair value based on market and/or income approach with value then attributed to equity or equity like securities using the enterprise value waterfall (“Enterprise Value Waterfall”) valuation methodology. Under the Enterprise Value Waterfall valuation methodology, the Valuation Committee estimates the enterprise fair value of the portfolio company and then waterfalls the enterprise value over the portfolio company’s securities in order of their preference relative to one another. To assess the enterprise value of the portfolio company, the Valuation Committee weighs some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing assets may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company, and third-party asset and real estate appraisals. For non-performing assets, the Valuation Committee may estimate the liquidation or collateral value of the portfolio company’s assets. The Valuation Committee also takes into account historical and anticipated financial results.

In assessing enterprise value, the Valuation Committee considers the mergers and acquisitions (“M&A”) market as the principal market in which the Company would sell its investments in portfolio companies under circumstances where the Company has the ability to control or gain control of the board of directors of the portfolio company (“Control Companies”). This approach is consistent with the principal market that the Company would use for its portfolio companies if the Company has the ability to initiate a sale of the portfolio company as of the measurement date, i.e., if it has the ability to control or gain control of the board of directors of the portfolio company as of the measurement date. In evaluating if the Company can control or gain control of a portfolio company as of the measurement date, the Company takes into account its equity securities on a fully diluted basis, as well as other factors.

For non-Control Companies, consistent with ASC 820, the Valuation Committee considers a hypothetical secondary market as the principal market in which it would sell investments in those companies.

For loans and debt securities of non-Control Companies (for which the Valuation Committee has identified the hypothetical secondary market as the principal market), the Valuation Committee determines fair value based on the assumptions that a hypothetical market participant would use to value the security in a current hypothetical sale using a market yield (“Market Yield”) valuation methodology. In applying the Market Yield valuation methodology, the Valuation Committee determines the fair value based on such factors as third party broker quotes and market participant assumptions, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.

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

For the Company’s or its subsidiary’s investment in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the “GP”) of the PE Fund, the Valuation Committee relies on the GP’s determination of the Fair Value of the PE Fund which will be generally valued, as a practical expedient, utilizing the net asset valuations provided by the GP, which will be made: (i) no less frequently than quarterly as of the Company’s fiscal quarter end and (ii) with respect to the valuation of PE Fund investments in portfolio companies, will be based on methodologies consistent with those set forth in the valuation procedures. The determination of the net asset value of the Company’s or its subsidiary’s investment in the PE Fund will follow the methodologies described for valuing interests in private investment funds (“Investment Vehicles”) described below. Additionally, when both the Company and the PE Fund hold investments in the same portfolio company, the GP’s Fair Value determination shall be based on the Valuation Committee’s determination of the Fair Value of the Company’s portfolio security in that portfolio company.

As permitted under GAAP, the Company’s interests in private investment funds are generally valued, as a practical expedient, utilizing the net asset valuations provided by management of the underlying Investment Vehicles, without adjustment, unless The Tokarz Group Advisers LLC (“TTG Advisers”) is aware of information indicating that a value reported does not accurately reflect the value of the Investment Vehicle, including any information showing that the valuation has not been calculated in a manner consistent with GAAP. Net unrealized appreciation (depreciation) of such investments is recorded based on the Company’s proportionate share of the aggregate amount of appreciation (depreciation) recorded by each underlying Investment Vehicle. The Company’s proportionate investment interest includes its share of interest and dividend income and expense, and realized and unrealized gains and losses on securities held by the underlying Investment Vehicles, net of operating expenses and fees. Realized gains and losses on withdrawals from Investment Vehicles are generally recognized on a first in, first out basis.

The Company applies the practical expedient to interests in Investment Vehicles on an investment by investment basis, and consistently with respect to the Company’s entire interest in an investment. The Company may adjust the valuation obtained from an Investment Vehicle with a premium, discount or reserve if it determines that the net asset value is not representative of fair value.

If the Company intends to sell all or a portion of its interest in an Investment Vehicle to a third-party in a privately negotiated transaction, the Company will consider offers from third parties to buy the interest in an Investment Vehicle in valuations which may be discounted for both probability of close and time.

When the Company receives nominal cost warrants or free equity securities (“nominal cost equity”) with a debt security, the Company typically allocates its cost basis in the investment between debt securities and nominal cost equity at the time of origination.

Interest income, adjusted for amortization of premium and accretion of discount on a yield to maturity methodology, is recorded on an accrual basis to the extent that such amounts are expected to be collected. Origination and/or closing fees associated with investments in portfolio companies are accreted into income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as income. Prepayment premiums are recorded on loans when received. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that the Company expects to collect such amounts.

For loans, debt securities, and preferred securities with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference that generally becomes due at maturity, the Company will not ascribe value to payment-in-kind interest/dividends, if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. However, the Company may ascribe value to payment-in-kind interest if the health of the portfolio company and the underlying securities are not in question. All payment-in-kind interest that has been added to the principal balance or capitalized is subject to approval of the Valuation Committee.

Escrows from the sale of a portfolio company are generally valued at an amount which may be expected to be received from the buyer under the escrow’s various conditions discounted for both risk and time.

ASC 460, Guarantees , requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies. The Valuation Committee typically will look at the pricing of the security in which the guarantee provided support for the security and compare it to the price of a similar or hypothetical security without guarantee support. The difference in pricing will be discounted for time and risk over the period in which the guarantee is expected to remain outstanding.

6. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 91.72% of the Company’s total assets at July 31, 2012. As discussed in Note 7, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts or other interest bearing accounts.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We did not value any of our investments using Level 1 inputs as of July 31, 2012.

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date, or within six months of the measurement date, are generally categorized as Level 2 investments. We did not value any of our investments using Level 2 inputs as of July 31, 2012.

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

In accordance with ASU 2011-04, the following table summarizes information about the Company’s Level 3 fair value measurements as of July 31, 2012 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	7/31/2012	Valuation technique	Unobservable input	Low	High	average (a)
Common Stock (c) (d)	$83,321	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	50.0%	9.2%
			Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	14.0%	20.6%	14.3%
			Non-Control Discount	10.0%	10.0%	10.0%

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	5.0x	11.0x	8.0x

Senior/Subordinated loans and credit facilities (b) (d)	$88,776	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	50.0%	13.6%
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	EBITDA Multiple	2.9x	8.6x	6.3x
			Forward EBITDA Multiple	6.7x	6.7x	6.7x
			Market Quotes	97.0%	99.0%	98.0%

		Income Approach	Discount Rate	14.0%	16.0%	15.3%

Other Equity Investments (d)	$107,165	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	EBIT Multiple	8.0x	8.0x	8.0x
			Discount to notional value of CLO equity	80.0%	80.0%	80.0%
			Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	4.7x	8.5x	6.3x
			Euros (millions) per Installed MW	€1.24	€1.24	€1.24
			Euros per 3 year production average of MWhr	€0.70	€0.70	€0.70
			Euros per Expected MWhr original P50	€0.70	€0.70	€0.70
			Euros per Expected MWhr new P50	€0.70	€0.70	€0.70

		Income Approach	Discount Rate	11.6%	22.7%	13.0%

Preferred Stock (c)	$146,865	Market approach	Revenue Multiple	2.0x	2.9x	2.8x
			EBITDA Multiple	6.0x	9.0x	7.0x
			% of AUM	1.0%	1.0%	1.0%
			Illiquidity Discount	20.0%	20.0%	20.0%

		Income Approach	Discount Rate	20.0%	20.6%	20.4%
			Non-Control Discount	10.0%	10.0%	10.0%

Warrants	$34	Market approach	Forward EBITDA Multiple	6.7x	6.7x	6.7x

		Income Approach	Discount Rate	16.0%	16.0%	16.0%

Guarantees	$(700)	Income Approach	Discount Rate	16.0%	16.0%	16.0%

Escrow Receivables	$857	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	50.0%	24.6%

Total	$426,318

Notes:

(a)	Calculated based on fair values.
(b)	Certain investments are priced using non-binding broker or dealer quotes.
(c)	Certain common and preferred stock investments are fair valued based on liquidation-out preferential rights held by the Company.
(d)	Real estate appraisals are performed by independent third parties and the Company does not have reasonable access to the underlying unobservable inputs.
*	The above table excludes certain investments whose fair value is zero due to certain specific situations at the portfolio company level.

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

The following fair value hierarchy table sets forth our investment portfolio by level as of July 31, 2012 and October 31, 2011 (in thousands):

	July 31, 2012
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$88,776	$88,776
Common Stock	—	—	83,321	83,321
Preferred Stock	—	—	146,865	146,865
Warrants	—	—	34	34
Other Equity Investments	—	—	107,165	107,165
Guarantees	—	—	(700)	(700)
Escrow receivables	—	—	857	857

Total Investments, net	$—	$—	$426,318	$426,318

	October 31, 2011
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$85,587	$85,587
Common Stock	—	—	94,001	94,001
Preferred Stock	—	—	146,382	146,382
Other Equity Investments	—	2,805	123,441	126,246
Escrow receivables	—	—	1,147	1,147

Total Investments, net	$—	$2,805	$450,558	$453,363

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur. During the nine month period ended July 31, 2012 and the year ended October 31, 2011, there were no transfers in and out of Level 1 or 2.

The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the nine month period ended July 31, 2012 and July 31, 2011 (in thousands):

	Balances, November 1, 2011	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, July 31, 2012
Senior/Subordinated Loans and credit facilities	$85,587	$(23,420)	$23,428	$(237)	$4,789	$(1,371)	$—	$88,776
Common Stock	94,001	(1,957)	2,008	(10,728)	48	(51)	—	83,321
Preferred Stock	146,382	—	—	297	186	—	—	146,865
Warrants	—	—	—	—	34	—	—	34
Other Equity Investments	123,441	41	—	(24,805)	8,488	—	—	107,165
Guarantees	—	—	—	(700)	—	—	—	(700)
Escrow receivables	1,147	143	—	—	152	(585)	—	857

Total	$450,558	$(25,193)	$25,436	$(36,173)	$13,697	$(2,007)	$—	$426,318

	Balances, November 1, 2010	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, July 31, 2011
Senior/Subordinated Loans and credit facilities	$111,244	$(14,189)	$14,215	$(7,628)	$26,471	$(38,215)	$—	$91,898
Common Stock	78,865	(433)	433	5,015	7,951	(450)	—	91,381
Preferred Stock	148,995	—	—	(4,008)	1,672	(1,236)	—	145,423
Warrants	—	—	—	—	—	—	—	—
Other Equity Investments	94,798	—	—	(1,699)	3,899	(202)	—	96,796
Escrow receivables	2,063	40	—	—	—	(956)	—	1,147

Total	$435,965	$(14,582)	$14,648	$(8,320)	$39,993	$(41,059)	$—	$426,645

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.
(2)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities disposed of during the nine months ended July 31, 2012 and July 31, 2011, respectively.
(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities held at July 31, 2012 and July 31, 2011, respectively.
(4)	Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities.
(5)	Includes decreases in the cost basis of investments resulting from principal repayments or sales.

For the Nine Month Period Ended July 31, 2012

During the nine month period ended July 31, 2012, the Company made two new investments, committing capital totaling $2.5 million. The investments were made in Freshii USA, Inc. (“Freshii”) ($1.0 million) and Biovation Holdings, Inc. (“Biovation”) ($1.5 million).

During the nine month period ended July 31, 2012, the Company made seven follow-on investments in three existing portfolio companies totaling approximately $8.3 million. The Company through MVC Partners, LLC (“MVC Partners”) Limited Partnership interest and MVCFS’ General Partnership interest contributed approximately $8.2 million of its $20.1 million capital commitment to the PE Fund, which as of July 31, 2012, has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc. On February 1, 2012, the Company made an equity investment in SHL Group Limited of approximately $48,000 for an additional 9,568 shares of common stock.

On November 30, 2011, as part of the Ohio Medical Corporation (“Ohio Medical”) debt refinancing, the Company agreed to guarantee a series B preferred stock tranche of equity. As of July 31, 2012, the amount guaranteed was approximately $20.5 million and the guarantee obligation was fair valued at $700,000 by the Valuation Committee.

On December 12, 2011, BP filed for Chapter 11 protection in New York with agreement to turn ownership over to secured lenders under a bankruptcy reorganization plan. On June 20, 2012, BP completed the bankruptcy process which resulted in a realized loss of approximately $23.4 million on the Company’s second lien loan, term loan A and term loan B. As a result of the bankruptcy process, the Company received a limited liability company interest in BPC II, LLC (“BPC”).

On December 28, 2011, the Company received its third scheduled disbursement from the Vitality Foodservice, Inc. (“Vitality”) escrow of approximately $585,000. The escrow was fair valued at approximately $472,000 as of July 31, 2012.

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

On June 27, 2012, Integrated Packaging Corporation (“IPC”) completed the liquidation process filed under Chapter 7. There was no realized gain or loss as a result of the liquidation.

On July 2, 2012, The Corporate Executive Board (NYSE:EXBD), acquired SHL Group Limited for $660 million in cash. Upon closing of the transaction, the Company anticipates receiving net proceeds of approximately $15.3 million, its approximate fair market value as of July 31, 2012, which would result in a realized gain of approximately $9.3 million. See “Subsequent Events” below.

On July 10, 2012, the Company sold its 21,064 common shares of Safestone Technologies Limited (“Safestone Limited”), a Legacy Investment, which had a fair value of $0. The amount received from the sale was approximately $50,000 and resulted in a realized loss of approximately $2.0 million.

During the nine month period ended July 31, 2012, Marine Exhibition Corporation (“Marine”) made principal payments totaling $450,000 on its senior subordinated loan. As of July 31, 2012, the balance of the loan was approximately $11.9 million.

During the nine month period ended July 31, 2012, Pre-Paid Legal Services, Inc. (“Pre-Paid Legal”) made principal payments on its tranche A term loan totaling approximately $732,000. The outstanding balance of the tranche A term loan was approximately $3.3 million.

During the quarter ended January 31, 2012, the Valuation Committee increased the fair value of the Company’s investments in Octagon Fund by approximately $84,000, SGDA Europe B.V. (“SGDA Europe”) equity interest by $265,000, Turf Products, LLC (“Turf”) equity interest by $500,000 and Security Holdings B.V. (“Security Holdings”) equity interest by $205,000. The Valuation Committee also increased the fair values of the Company’s escrow receivables related to Vitality by $130,000 and Vendio Services, Inc. (“Vendio”) by approximately $13,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy Corporation (“Custom Alloy”), Marine, Summit and U.S. Gas & Electric, Inc. (“U.S. Gas”), and the Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $759,466. The Valuation Committee also decreased the fair value of the Company’s investments in BP Clothing, LLC (“BP”) term loan A by $100,000, Harmony Health & Beauty, Inc. (“HH&B”) common stock by $500,000, MVC Automotive Group B.V. (“MVC Automotive”) equity interest by approximately $7.5 million, MVC Partners equity interest by approximately $326,000, MVCFS’ General Partnership interest in the PE Fund by approximately $8,000, NPWT Corporation (“NPWT”) common and preferred stock by approximately $6,000 and $120,000, respectively, SIA Tekers Invest (“Tekers”) common stock by $280,000, Velocitius B.V. (“Velocitius”) equity interest by approximately $1.9 million. The Valuation Committee also determined to value the liability associated with the Ohio Medical guarantee at $700,000. Also, during the quarter ended January 31, 2012, the undistributed allocation of flow through losses from the Company’s equity investment in Octagon Credit Investors, LLC (“Octagon”) decreased the cost basis and fair value of this investment by approximately $112,000.

During the quarter ended April 30, 2012, the Valuation Committee increased the fair value of the Company’s investments in Vestal Manufacturing Enterprises, Inc. (“Vestal”) common stock by $1.2 million, MVC Automotive equity interest by $106,000, Security Holdings equity interest by $101,000, SGDA Europe equity interest by $33,000, Tekers common stock by $4,000 and Octagon Fund by approximately $143,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, U.S. Gas, Freshii and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $775,585. The Valuation Committee also decreased the fair value of the Company’s investments in HH&B common stock by $100,000, MVC Partners equity interest by approximately $113,000, MVCFS’ General Partnership interest in the PE Fund by approximately $3,000, and Velocitius equity interest by approximately $2.1 million. Also, during the quarter ended April 30, 2012, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $94,000.

During the quarter ended July 31, 2012, the Valuation Committee increased the fair value of the Company’s investments in Vestal common stock by approximately $1.2 million and RuMe Inc. (“RuMe”) preferred stock by approximately $417,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, U.S. Gas, Freshii and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $759,887. The Valuation Committee also decreased the fair value of the Company’s investments in BPC equity interest by $180,000, HH&B common stock by $150,000, MVC Automotive equity interest by approximately $1.1 million, MVC Partners equity interest by approximately $565,000, Security Holdings equity interest by approximately $6.5 million, SGDA Europe equity interest by approximately $3.1 million, Tekers common stock by $141,000, Turf equity interest by $618,000 and Velocitius equity interest by approximately $1.9 million. Also, during the quarter ended July 31, 2012, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $107,000.

During the nine month period ended July 31, 2012, the Valuation Committee increased the fair value of the Company’s investments in Octagon Fund by approximately $227,000, RuMe preferred stock by approximately $417,000 and Vestal common stock by approximately $2.4 million. The Valuation Committee also increased the fair values of the Company’s escrow receivables related to Vitality by $130,000 and Vendio by approximately $13,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit U.S. Gas, and Freshii and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $2,294,938. The Valuation Committee also decreased the fair value of the Company’s investments in BP term loan A by $100,000, HH&B common stock by $750,000, MVC Automotive equity interest by approximately $8.6 million, SGDA Europe equity interest by approximately $2.8 million, Security Holdings equity interest by approximately $6.2 million, Turf equity interest by $118,000, BPC equity interest by $180,000, MVC Partners equity interest by approximately $1.0 million, MVCFS’ General Partnership interest in the PE Fund by approximately $11,000, NPWT common and preferred stock by approximately $6,000 and $120,000, respectively, Tekers common stock by $417,000 and Velocitius equity interest by approximately $5.8 million. The Valuation Committee also determined to value the liability associated with the Ohio Medical guarantee at $700,000. Also, during the nine month period ended July 31, 2012, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $89,000.

At July 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments, was $425.5 million with a cost basis of $342.0 million. At July 31, 2012, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $30.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $414.7 million and $311.7 million, respectively. At October 31, 2011, the fair value of all portfolio investments, exclusive of short-term securities, was $452.2 million, with a cost basis of $358.2 million. At October 31, 2011, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $32.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.4 million and $325.9 million, respectively.

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

8. Commitments and Contingencies

Commitments of the Company:

At July 31, 2012, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at July 31, 2012
Turf	$1.0 million	$1.0 million
MVC Partners/MVCFS	$20.1 million	$8.2 million

Total	$21.1 million	$9.2 million

Guarantees:

As of July 31, 2012, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at July 31, 2012
MVC Automotive	$4.9 million	—
Tekers	$215,000	—
Ohio Medical	$20.5 million	—

Total	$25.6 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies. At July 31, 2012, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be $700,000.

These guarantees are further described below, together with the Company’s other commitments.

On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers. The guarantee had a commitment of approximately 175,000 euros at July 31, 2012, equivalent to approximately $215,000.

On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive. The guarantee had a commitment of approximately 5.9 million euros at October 31, 2011, equivalent to approximately $8.2 million. On July 31, 2012, the mortgage that was guaranteed was repaid by MVC Automotive, resulting in the release of the guarantee. As of July 31, 2012, the guarantee was no longer a commitment of the Company.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $4.9 million at July 31, 2012) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive. The Company has consistently reported the amount of the guarantee as 4.0 million Euro. The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of July 31, 2012 is approximately 6.9 million Euro (equivalent to approximately $8.4 million). The Company and MVC Automotive are working to resolve this discrepancy.

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on January 31, 2014. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2011 and July 31, 2012, the outstanding balance of the secured junior revolving note was $1.0 million.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP. The PE Fund closed on approximately $104 million of capital commitments. As of July 31, 2012, $8.2 million of the Company’s commitment was contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet. This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, as part of Ohio Medical’s refinancing of their debt, the Company agreed to guarantee a series B preferred stock tranche of equity, with a 12% coupon for the first 18 months it is outstanding. After that initial period, the rate increases by 400bps to 16% for the next 6 months and increases by 50 bps (.5%) each 6 month period thereafter. As of July 31, 2012, the amount guaranteed was approximately $20.5 million and the guarantee obligation was fair valued at $700,000 by the Valuation Committee.

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

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (the “Credit Facility”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility now only consists of a $50.0 million term loan, which will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable. As of July 31, 2012, there was $50.0 million outstanding on the Credit Facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a 1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing the Credit Facility. These costs are being amortized evenly over the life of the facility. The prepaid expenses on the consolidated balance sheet include the unamortized portion of these costs. Borrowings under the Credit Facility are secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. The Credit Facility includes standard financial covenants including limitations on total assets to debt, debt to equity, interest coverage and eligible debt ratios.

At July 31, 2012, the carrying amount of our Credit Facility approximates the fair value of our Credit Facility, which was $50.0 million. The fair value of our debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any.

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

On October 26, 2010 and October 25, 2011, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% to the 2011 and 2012 fiscal years, respectively (“Expense Limitation Agreement”). The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund will be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement. In addition, for fiscal years 2010, 2011 and 2012, TTG Advisers has voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). TTG Advisers has also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds or the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund. The PE Fund has closed on approximately $104 million of capital commitments. The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make additional investments that represent more than 5% of its total assets or more than 10% of the outstanding voting securities of the issuer (“Non-Diversified Investments”) through the PE Fund. As previously disclosed, the Company is currently restricted from making Non-Diversified Investments. For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund. Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund. In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees generated by the PE Fund and its portfolio companies and a portion of any carried interest generated by the PE Fund. Given this separate arrangement with the GP and the PE Fund (the “PM Agreement”), under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund.

Management and portfolio fees (e.g., closing or monitoring fees) generated by the PE Fund (including its portfolio companies) that are paid to the GP are classified on the consolidated statements of operations as Management fee income—Asset Management and Portfolio fee income—Asset Management, respectively. The portion of such fees that the GP pays to TTG Advisers (in accordance with its PM Agreement described above) are classified on the consolidated statements of operations as Management fee—Asset Management and Portfolio fees—Asset Management. Under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

10. Incentive Compensation

At October 31, 2011, the provision for estimated incentive compensation was approximately $23.9 million. During the nine month period ended July 31, 2012, this provision for incentive compensation was decreased by a net amount of approximately $6.8 million to approximately $17.1 million. The net decrease in the provision for incentive compensation during the nine month period ended July 31, 2012 reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (BP, HH&B, MVC Automotive, Security Holdings, SGDA Europe, NPWT, Tekers, Velocitius, BPC, Turf and Ohio Medical) by a total of $25.8 million and the dividend distribution of $12.0 million received from Summit. The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of three of the Company’s portfolio investments (Octagon Fund, Vestal and RuMe) by a total of approximately $3.0 million and the escrow receivable related to Vitality by $130,000. For the nine month period ended July 31, 2012, a provision of approximately $2.3 million was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate for the quarter ended April 30, 2012. TTG Advisers voluntarily agreed to waive the income-related incentive fee payment of approximately $2.3 million that the Company would otherwise be obligated to pay to TTG Advisers under the Advisory Agreement.

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

11. Tax Matters

At October 31, 2011, the Company had a net capital loss carryforward of $26,263,731, all of which will expire in the year 2019. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed. The Company had approximately $19.5 million in unrealized losses associated with Legacy Investments as of July 31, 2012.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the nine month period ended July 31, 2012, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS. The 2008, 2009, 2010 and 2011 federal tax years for the Company and for MVCFS remain subject to examination by the IRS.

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

For the Quarter Ended July 31, 2012

On July 13, 2012, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on July 31, 2012 to shareholders of record on July 24, 2012. The total distribution amounted to $2,870,038.

During the quarter ended July 31, 2012, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 671 shares of our common stock at an average price of $12.55, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

On July 19, 2011, the Company’s Board of Directors approved another share repurchase program authorizing up to $5.0 million for additional share repurchases. No shares were repurchased under this new repurchase program as of July 31, 2012. Implementation of the program as well as the timing thereof depends on a variety of factors, including the availability of capital, the Company’s current share price and the ability to conduct the offer under the Credit Facility.

13. Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc. and the wholly-owned subsidiaries MVC Financial Services, Inc. and MVC Cayman.

The following table presents book basis segment data for the nine month period ended July 31, 2012:

	MVC	MVCFS	Consolidated
Interest and dividend income	$20,064,487	$77	$20,064,564
Fee income	—	1,445,004	1,445,004
Fee income—asset management	—	1,973,341	1,973,341
Other income	255,874	—	255,874
Total operating income	20,320,361	3,418,422	23,738,783

Total operating expenses	2,097,894	6,607,050	8,704,944
Less: Waivers by Adviser	(2,475,718)	(40,699)	(2,516,417)
Total net operating expenses	(377,824)	6,566,351	6,188,527

Net operating income (loss) before taxes	20,698,185	(3,147,929)	17,550,256
Tax expense	—	1,646	1,646
Net operating income (loss)	20,698,185	(3,149,575)	17,548,610
Net realized (loss) gain on investments	(25,130,540)	1,022	(25,129,518)
Net change in unrealized depreciation on investments	(10,506,407)	(11,148)	(10,517,555)
Net decrease in net assets resulting from operations	(14,938,762)	(3,159,701)	(18,098,463)

14. Subsequent Events

On August 9, 2012, the Company sold its common shares of SHL Group Limited and received gross proceeds of approximately $15.3 million, resulting in a realized gain of approximately $9.3 million. The $15.3 million in proceeds includes all transaction expenses and approximately $225,000 which will be held in escrow.

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

Selected Consolidated Financial Data

	Nine Month Period Ended	Nine Month Period Ended	Year Ended
	July 31,	July 31,	October 31,
	2012	2011	2011
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$20,065	$8,596	$11,450
Fee income	1,445	2,321	2,784
Fee income—asset management	1,973	595	396
Other (loss) income	256	1,039	1,341

Total operating income	23,739	12,551	15,971

Expenses:
Management fee	7,178	6,987	9,142
Portfolio fees—asset management	862	—	—
Administrative	2,711	3,215	4,320
Interest and other borrowing costs	2,481	2,299	3,082
Net Incentive compensation (Note 10)	(4,527)	(1,535)	1,948

Total operating expenses	8,705	10,966	18,492

Total waiver by adviser	(2,516)	(213)	(251)

Total net operating expenses	6,189	10,753	18,241

Net operating income (loss) before taxes	17,550	1,798	(2,270)

Tax expense, net	1	13	14

Net operating income (loss)	17,549	1,785	(2,284)

Net realized and unrealized (loss) gain:
Net realized loss on investments	(25,129)	(14,443)	(26,422)
Net change in unrealized (depreciation) appreciation on investments	(10,518)	6,347	35,677

Net realized and unrealized (loss) gain on investments	(35,647)	(8,096)	9,255

Net (decrease) increase in net assets resulting from operations	$(18,098)	$(6,311)	$6,971

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$(0.76)	$(0.26)	$0.30
Dividends per share	$0.36	$0.36	$0.48
Balance Sheet Data:
Portfolio at value	$425,461	$428,536	$452,215
Portfolio at cost	341,983	363,869	358,219
Total assets	464,820	483,312	497,107
Shareholders’ equity	392,801	409,098	419,510
Shareholders’ equity per share (net asset value)	$16.42	$17.10	$17.54
Common shares outstanding at period end	23,917	23,917	23,917
Other Data:
Number of Investments funded in period	9	9	13
Investments funded ($) in period	$10,767	$32,084	$43,235

	2012			2011				2010
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):
Total operating income	3,931	16,164	3,644	3,421	3,482	4,544	4,524	5,130	5,257	5,336	7,798
Management fee	2,168	2,365	2,645	2,155	2,183	2,249	2,555	2,232	2,176	2,467	2,455
Portfolio fees—asset management	338	462	62	—	—	—	—	—	—	—	—
Administrative	971	817	923	1,105	1,049	990	1,176	777	910	938	770
Interest, fees and other borrowing costs	854	832	795	783	784	745	770	770	767	647	641
Net Incentive compensation	(2,415)	(175)	(1,937)	3,483	(463)	531	(1,603)	2,504	(3,270)	2,225	1,020
Total waiver by adviser	(37)	(2,383)	(96)	(38)	(37)	(38)	(138)	(50)	(50)	(50)	—
Tax expense	—	—	1	2	—	2	10	2	—	1	5
Net operating income (loss) before net realized and unrealized gains	2,052	14,246	1,251	(4,069)	(34)	65	1,754	(1,105)	4,724	(892)	2,907
Net (decrease) increase in net assets resulting from operations	(10,595)	1,515	(9,018)	13,282	(2,369)	2,302	(6,244)	11,307	(11,281)	8,969	7,138
Net (decrease) increase in net assets resulting from operations per share	(0.45)	0.06	(0.37)	0.56	(0.10)	0.10	(0.26)	0.47	(0.47)	0.37	0.29
Net asset value per share	16.42	16.99	17.04	17.54	17.10	17.32	17.33	17.71	17.35	17.89	17.64

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2011, the Company made six new investments and made seven follow-on investments in existing portfolio companies committing a total of $43.2 million of capital to these investments. During the nine month period ended July 31, 2012, the Company made two new investments and seven follow-on investments in three existing portfolio companies, committing capital totaling $10.8 million.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of July 31, 2012, 2.32% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

OPERATING INCOME

For the Nine Month Period Ended July 31, 2012 and 2011. Total operating income was $23.7 million for the nine month period ended July 31, 2012 and $12.6 million for the nine month period ended July 31, 2011, an increase of approximately $11.1 million.

For the Nine Month Period Ended July 31, 2012

Total operating income was $23.7 million for the nine month period ended July 31, 2012. The increase in operating income over the same period last year was primarily due to an increase in dividend income offset by a decrease in fees from portfolio companies and other income. The main components of operating income for the nine month period ended July 31, 2012, was dividend income from portfolio companies and the interest earned on loans. The Company earned approximately $20.1 million in interest and dividend income from investments in portfolio companies, of which $12.0 million was a non-recurring dividend. Of the $20.1 million recorded in interest/dividend income, approximately $2.3 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 6% to 14%, excluding those investments which interest is being reserved against. The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $2.0 million and fee income from portfolio companies of approximately $1.4 million, totaling approximately $3.4 million. Of the $2.0 million of fee income from asset management, 75% of the income is obligated to be paid to TTG Advisers. However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Nine Month Period Ended July 31, 2012 and 2011. Operating expenses, net of Voluntary Waivers, were approximately $6.2 million for the nine month period ended July 31, 2012 and $10.8 million for the nine month period ended July 31, 2011, a decrease of approximately $4.6 million.

For the Nine Month Period Ended July 31, 2012

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $6.2 million or 2.01% of the Company’s average net assets, when annualized, for the nine month period ended July 31, 2012. Significant components of operating expenses for the nine month period ended July 31, 2012 were management fee expense of totaling approximately $7.2 million, which includes management fees related to the Company and the PE Fund, and interest and other borrowing costs of approximately $2.5 million.

The $4.6 million decrease in the Company’s net operating expenses for the nine month period ended July 31, 2012 compared to the nine month period ended July 31, 2011, was primarily due to the $3.0 million decrease in the estimated provision for incentive compensation expense and the $2.3 million voluntary waiver of the income incentive fee payment, which were offset by the addition of approximately $862,000 in portfolio fees – asset management expense. The portfolio fees are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund. To the extent the GP or TTG Advisers receives advisory, monitoring organization or other customary fees from any portfolio company of the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers. For the 2010 and 2011 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). On October 25, 2011, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% and the Voluntary Waiver to the 2012 fiscal year. TTG Advisers had also voluntarily agreed that any assets of the Company that were invested in exchange-traded funds and the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. For fiscal year 2011 and for the nine month period ended July 31, 2012 annualized, the Company’s expense ratio was 3.18% and 2.968%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the nine month period ended July 31, 2012, the provision for incentive compensation was decreased by a net amount of approximately $6.8 million to approximately $17.1 million. The net decrease in the provision for incentive compensation during the nine month period ended July 31, 2012 reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (BP, HH&B, MVC Automotive, Security Holdings, SGDA Europe, NPWT, Tekers, Velocitius, BPC, Turf and Ohio Medical) by a total of $25.8 million and the dividend distribution of $12.0 million received from Summit. The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of three of the Company’s portfolio investments (Octagon Fund, Vestal and RuMe) by a total of approximately $3.0 million. The Valuation Committee also increased the fair value of the Company’s escrow receivable related to Vitality by $130,000. For the nine month period ended July 31, 2012, a provision of approximately $2.3 million was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate for the quarter ended April 30, 2012. TTG Advisers has voluntarily agreed to waive the income-related incentive fee payment of approximately $2.3 million that the Company would otherwise be obligated to pay to TTG Advisers under the Advisory Agreement. Please see Note 10 of our consolidated financial statements “Incentive Compensation” for more information.

For the Nine Month Period Ended July 31, 2011

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $10.8 million or 3.44% of the Company’s average net assets, when annualized, for the nine month period ended July 31, 2011. Significant components of operating expenses for the nine month period ended July 31, 2011 were management fee expense of $7.0 million and interest and other borrowing costs of approximately $2.3 million.

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Nine Month Period Ended July 31, 2012 and 2011. Net realized losses for the nine month period ended July 31, 2012 were approximately $25.1 million and net realized losses for the nine month period ended July 31, 2011 were approximately $14.4 million, an increase of approximately $10.7 million.

For the Nine Month Period Ended July 31, 2012

Net realized losses for the nine month period ended July 31, 2012 were approximately $25.1 million. The significant components of the Company’s net realized losses for the nine month period ended July 31, 2012 were primarily due to the reorganization of BP and the sale of Safestone.

On December 12, 2011, BP filed for Chapter 11 protection in New York with agreement to turn ownership over to secured lenders under a bankruptcy reorganization plan. On June 20, 2012, BP completed the bankruptcy process which resulted in a realized loss of approximately $23.4 million on the Company’s second lien loan, term loan A and term loan B.

On March 23, 2012, the Company sold its shares in the Octagon Fund for approximately $3.0 million resulting in a realized gain of approximately $18,000. Also during the nine month period ended July 31, 2012, the Company received distributions from Octagon Fund of approximately $45,000, which were treated as realized gains.

On July 10, 2012, the Company sold its 21,064 common shares of Safestone, a Legacy Investment. The amount received from the sale was approximately $50,000 and resulted in a realized loss of approximately $2.0 million.

During the nine month period ended July 31, 2012, MVC Partners and MVCFS’ General Partnership interest received distributions totaling approximately $41,000 from the PE Fund which were treated as realized gains.

During the nine month period ended July 31, 2012, the Valuation Committee determined to increase the fair values of the Vitality and Vendio escrows by a combined amount of approximately $143,000, which were recorded as realized gains.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Nine Month Period Ended July 31, 2012 and 2011. The Company had a net change in unrealized depreciation on portfolio investments of approximately $10.5 million for the nine month period ended July 31, 2012 and unrealized appreciation on portfolio investments of approximately $6.3 million for the nine month period ended July 31, 2011, a net decrease of approximately $16.8 million.

For the Nine Month Period Ended July 31, 2012

The Company had a net change in unrealized depreciation on portfolio investments of approximately $10.5 million for the nine month period ended July 31, 2012. The change in unrealized depreciation for the nine month period ended July 31, 2012 primarily resulted from the $12.0 million cash dividend received from Summit and the Valuation Committee’s decision to decrease the fair values of the Company’s investments in BP term loan A by $100,000, HH&B common stock by $750,000, MVC Automotive equity interest by approximately $8.6 million, SGDA Europe equity interest by approximately $2.8 million, Security Holdings equity interest by approximately $6.2 million, Turf equity interest by $118,000, BPC equity interest by $180,000, MVC Partners equity interest by approximately $1.0 million, MVCFS’ General Partnership interest in the PE Fund by approximately $11,000, NPWT common and preferred stock by approximately $6,000 and $120,000, respectively, Tekers common stock by $417,000, Velocitius equity interest by approximately $5.8 million and value the liability associated with the Ohio Medical guarantee at $700,000. These changes in unrealized depreciation were partially off-set by the reclassifications from unrealized depreciation to realized losses caused by the reorganization of BP and the sale of Safestone of approximately $25.4 million and the Valuation Committee decision to increase the fair values of the Company’s investments in Octagon Fund by approximately $227,000, RuMe preferred stock by approximately $417,000 and Vestal common stock by approximately $2.4 million.

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

PORTFOLIO INVESTMENTS

For the Nine Month Period Ended July 31, 2012 and the Year Ended October 31, 2011. The cost of the portfolio investments held by the Company at July 31, 2012 and at October 31, 2011 was $342.0 million and $358.2 million, respectively, a decrease of $16.2 million. The aggregate fair value of portfolio investments at July 31, 2012 and at October 31, 2011 was $425.5 million and $452.2 million, respectively, a decrease of $26.7 million. The Company held unrestricted cash and cash equivalents at July 31, 2012 and at October 31, 2011 of $24.9 million and $28.3 million, respectively, a decrease of approximately $3.4 million.

For the Nine Month Period Ended July 31, 2012

During the nine month period ended July 31, 2012, the Company made two new investments, committing capital totaling $2.5 million. The investments were made in Freshii ($1.0 million) and Biovation ($1.5 million).

During the nine month period ended July 31, 2012, the Company made seven follow-on investments in three existing portfolio companies totaling approximately $8.3 million. The Company through MVC Partners Limited Partnership interest and MVCFS’ General Partnership interest contributed approximately $8.2 million of its $20.1 million capital commitment to the PE Fund, which as of July 31, 2012, has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc. On February 1, 2012, the Company made an equity investment in SHL Group Limited of approximately $48,000 for an additional 9,568 shares of common stock.

On November 30, 2011, as part of the Ohio Medical debt refinancing, the Company agreed to guarantee a series B preferred stock tranche of equity. As of July 31, 2012, the amount guaranteed was approximately $20.5 million and the guarantee obligation was fair valued at $700,000 by the Valuation Committee.

On December 12, 2011, BP filed for Chapter 11 protection in New York with agreement to turn ownership over to secured lenders under a bankruptcy reorganization plan. On June 20, 2012, BP completed the bankruptcy process which resulted in a realized loss of approximately $23.4 million on the Company’s second lien loan, term loan A and term loan B. As a result of the bankruptcy process, the Company received limited liability company interest in BPC.

On December 28, 2011, the Company received its third scheduled disbursement from the Vitality escrow of approximately $585,000. The escrow was fair valued at approximately $472,000 as of July 31, 2012.

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

On June 27, 2012, IPC completed the liquidation process filed under Chapter 7. There was no realized gain or loss as a result of the liquidation.

On July 2, 2012, The Corporate Executive Board (NYSE:EXBD), acquired SHL Group Limited for $660 million in cash. Upon closing of the transaction, the Company anticipates receiving net proceeds of approximately $15.3 million, its approximate fair market value as of July 31, 2012, which would result in a realized gain of approximately $9.3 million. See “Subsequent Events” below.

On July 10, 2012, the Company sold its 21,064 common shares of Safestone Limited, a Legacy Investment, which had a fair value of $0. The amount received from the sale was approximately $50,000 and resulted in a realized loss of approximately $2.0 million.

During the nine month period ended July 31, 2012, Marine made principal payments totaling $450,000 on its senior subordinated loan. As of July 31, 2012, the balance of the loan was approximately $11.9 million.

During the nine month period ended July 31, 2012, Pre-Paid Legal made principal payments on its tranche A term loan totaling approximately $732,000. The outstanding balance of the tranche A term loan was approximately $3.3 million.

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

During the quarter ended July 31, 2012, the Valuation Committee increased the fair value of the Company’s investments in Vestal common stock by approximately $1.2 million and RuMe preferred stock by approximately $417,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, U.S. Gas, Freshii and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $759,887. The Valuation Committee also decreased the fair value of the Company’s investments in BPC equity interest by $180,000, HH&B common stock by $150,000, MVC Automotive equity interest by approximately $1.1 million, MVC Partners equity interest by approximately $565,000, Security Holdings equity interest by approximately $6.5 million, SGDA Europe equity interest by approximately $3.1 million, Tekers common stock by $141,000, Turf equity interest by $618,000 and Velocitius equity interest by approximately $1.9 million. Also, during the quarter ended July 31, 2012, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $107,000.

During the nine month period ended July 31, 2012, the Valuation Committee increased the fair value of the Company’s investments in Octagon Fund by approximately $227,000, RuMe preferred stock by approximately $417,000 and Vestal common stock by approximately $2.4 million. The Valuation Committee also increased the fair values of the Company’s escrow receivables related to Vitality by $130,000 and Vendio by approximately $13,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit U.S. Gas, and Freshii and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $2,294,938. The Valuation Committee also decreased the fair value of the Company’s investments in BP term loan A by $100,000, HH&B common stock by $750,000, MVC Automotive equity interest by approximately $8.6 million, SGDA Europe equity interest by approximately $2.8 million, Security Holdings equity interest by approximately $6.2 million, Turf equity interest by $118,000, BPC equity interest by $180,000, MVC Partners equity interest by approximately $1.0 million, MVCFS’ General Partnership interest in the PE Fund by approximately $11,000, NPWT common and preferred stock by approximately $6,000 and $120,000, respectively, Tekers common stock by $417,000 and Velocitius equity interest by approximately $5.8 million. The Valuation Committee also determined to value the liability associated with the Ohio Medical guarantee at $700,000. Also, during the nine month period ended July 31, 2012, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $89,000.

At July 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments, was $425.5 million with a cost basis of $342.0 million. At July 31, 2012, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $30.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $414.7 million and $311.7 million, respectively. At October 31, 2011, the fair value of all portfolio investments, exclusive of short-term securities, was $452.2 million, with a cost basis of $358.2 million. At October 31, 2011, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $32.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.4 million and $325.9 million, respectively.

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

Portfolio Companies

During the nine month period ended July 31, 2012, the Company had investments in:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2011 and July 31, 2012, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been fair valued at $0.

Biovation Holdings Inc.

Biovation, Mankato, Minnesota, is a manufacturer and marketer of environmentally friendly, organic and sustainable laminate materials and composites.

On May 22, 2012, the Company invested $1.5 million in Biovation in the form of a loan. The loan bears annual interest at 12% and matures on February 28, 2014.

At July 31, 2012, the Company’s investment in Biovation had an outstanding balance, cost basis and fair value of approximately $1.5 million.

Peter Seidenberg, Chief Financial Officer of the Company, and Jim Lynch, a representative of the Company, serve as directors of Biovation.

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

On December 12, 2011, BP filed for Chapter 11 protection in New York with agreement to turn ownership over to secured lenders under a bankruptcy reorganization plan. Secured lenders, including the Company, agreed to support a Chapter 11.

During the nine month period ended July 31, 2012, the Valuation Committee decreased the fair value of the term loan A by $100,000.

On June 20, 2012, BP completed the bankruptcy process which resulted in a realized loss of approximately $23.4 million on the Company’s second lien loan, term loan A and term loan B. As a result of the bankruptcy process, the Company received limited liability company interest in BPC II, LLC.

At July 31, 2012, the Company no longer held an investment in BP.

BPC II, LLC

BPC, Arcadia, California, is a company that designs, manufactures, markets and distributes under several brand names women’s apparel.

On December 12, 2011, BP filed for Chapter 11 protection in New York with agreement to turn ownership over to secured lenders under a bankruptcy reorganization plan. Secured lenders, including the Company, agreed to support a Chapter 11.

During the nine month period ended July 31, 2012, the Valuation Committee decreased the fair value of the limited liability company interest in BPC by $180,000.

On June 20, 2012, BP completed the bankruptcy process which resulted in a realized loss of approximately $23.4 million on the second lien loan, term loan A and term loan B. As a result of the bankruptcy process, the Company received limited liability company interest in BPC II, LLC.

At July 31, 2012, the equity investment had a cost basis of $180,000 and a fair value of $0.

Centile Holding B.V.

Centile, Sophia-Antipolis, France, is a leading European innovator of unified communications, network platforms, hosted solutions, applications and tools that help mobile, fixed and web-based communications service providers serve the needs of enterprise end users.

At October 31, 2011 and July 31, 2012, the Company’s investment in Centile consisted of common equity interest at a cost and fair value of approximately $3.0 million.

Christopher Sullivan, a representative of the Company, serves as a director of Centile.

Custom Alloy Corporation

Custom Alloy, High Bridge, New Jersey, manufactures time sensitive and mission critical butt-weld pipe fittings for the natural gas pipeline, power generation, oil/gas refining and extraction, and nuclear generation markets.

At October 31, 2011, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost and fair value of $44,000 and 1,991 shares of convertible series B preferred stock at a cost and fair value of approximately $10.0 million. The unsecured subordinated loan, which bears annual interest at 14% and was to mature on September 18, 2012, had a cost of $14.5 million and a fair value of $14.6 million.

At July 31, 2012, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost and fair value of $44,000 and the 1,991 shares of convertible series B preferred stock had a cost and fair value of approximately $10.0 million. The unsecured subordinated loan had a cost basis, outstanding balance and a fair value of approximately $15.3 million. The Company extended the maturity date of the loan to June 18, 2013. The increase in the cost basis and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Michael Tokarz, Chairman of the Company, and Shivani Khurana, representative of the Company, serve as directors of Custom Alloy.

DPHI, Inc. (formerly DataPlay, Inc.)

DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.

At October 31, 2011 and July 31, 2012, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2011 and July 31, 2012, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $10.8 million.

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

At July 31, 2012, the Company’s investment in Freshii consisted of a senior secured loan with an outstanding balance, cost basis and fair value of approximately $1.0 million. The warrant had a cost and fair value of approximately $34,000. The increase in cost and fair value of the loan is due to the amortization of loan origination fees, the capitalization of “payment in kind” interest and the discount associated with the warrant. These increases were approved by the Company’s Valuation Committee.

GDC Acquisitions, LLC d/b/a JDC Lighting, LLC

GDC is the holding company of JDC Lighting, LLC (“JDC”). GDC, New York, New York, which was a distributor of commercial lighting and electrical products. The Company believes that GDC is no longer doing business due to alleged accounting discrepancies, which has resulted in an investigation by U.S. Department of Justice.

At October 31, 2011 and July 31, 2012, the Company’s investment in GDC consisted of a $3.3 million senior subordinated loan, bearing annual interest at 17% and matured on August 31, 2011. The loan had an outstanding balance of approximately $3.3 million, a cost basis of approximately $3.2 million and was fair valued at $0. The warrant was fair valued at $0. The Company has reserved in full against the interest accrued on the senior subordinated loan since July 1, 2010.

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

During the nine month period ended July 31, 2012, the Valuation Committee decreased the fair value of the common stock by $750,000.

At July 31, 2012, the Company’s investment in HH&B consisted of 147,621 shares of common stock with a cost of $6.7 million and fair value of $250,000.

Michael Tokarz, Chairman of the Company, serves as a director of HH&B.

Integrated Packaging Corporation

IPC, New Brunswick, New Jersey, is a manufacturer of corrugated boxes and packaging material.

At October 31, 2011, the Company’s investment in IPC consisted of a warrant which was received in exchange for services provided to another investor in IPC. The warrant had a zero cost basis and has been fair valued at $0.

On June 27, 2012, IPC completed the liquidation process filed under Chapter 7. There was no realized gain or loss as a result of the liquidation.

At July 31, 2012, the Company no longer held an investment in IPC.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2011 and July 31, 2012, the Company’s investment in JSC Tekers consisted of a secured loan with an outstanding balance, a cost basis and a fair value of $4.0 million and 2,250 shares of common stock with a cost basis and fair value of $4,500. The secured loan has an interest rate of 8% and a maturity date of June 30, 2014.

Lockorder Limited (formerly Safestone Technologies PLC)

Lockorder, located in Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.

At October 31, 2011 and July 31, 2012, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2011 and July 31, 2012, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

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

During the nine month period ended July 31, 2012, Marine made principal payments totaling $450,000 on its senior secured loan.

At July 31, 2012, the Company’s senior secured loan had an outstanding balance, cost basis and a fair value of approximately $11.9 million. The preferred stock had a cost and fair value of approximately $3.2 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.

MVC Automotive Group B.V.

MVC Automotive, an Amsterdam-based holding company, owns and operates ten Ford, Jaguar, Land Rover, Mazda, and Volvo dealerships located in Austria, Belgium, and the Czech Republic.

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

During the nine month period ended July 31, 2012, the Valuation Committee decreased the fair value of the equity interest by approximately $8.6 million.

At July 31, 2012, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $34.7 million and a fair value of approximately $33.9 million. The bridge loan had a cost and fair value of approximately $3.6 million. The mortgage guarantee for MVC Automotive was equivalent to approximately $4.9 million at July 31, 2012. This guarantee was taken into account in the valuation of MVC Automotive.

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

During the nine month period ended July 31, 2012, the Company made three follow-on investments in MVC Partners totaling approximately $8.0 million which was used to fund MVC Partners’ limited partnership commitment to the PE Fund.

During the nine month period ended July 31, 2012, the Valuation Committee decreased the fair value of the equity interest by approximately $1.0 million.

At July 31, 2012, the Company’s equity investment in MVC Partners had a cost basis of approximately $9.4 million and fair value of approximately $8.1 million.

MVC Private Equity Fund, L.P.

MVC Private Equity Fund, L.P., Purchase, New York, is a private equity fund focused on control equity investments in the lower middle market. MVC GP II, an indirect wholly-owned subsidiary of the Company, serves as the GP to the PE Fund. MVC GP II is wholly-owned by MVCFS, a subsidiary of the Company. The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to participate in Non-Diversified Investments made by the PE Fund. As previously disclosed, the Company is currently restricted from making Non-Diversified Investments. For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund. Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund. In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to the remaining 75% of the management and other fees generated by the PE Fund and its portfolio companies and any carried interest generated by the PE Fund. A significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund. Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund.

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

During the nine month period ended July 31, 2012, the Company, via MVCFS, made three investments in MVC PE Fund totaling approximately $204,000 in the form of a general partnership interest.

During the nine month period ended July 31, 2012, the Valuation Committee decreased the fair value of the general partnership interest in the PE Fund by approximately $11,000.

At July 31, 2012, the Company’s equity investment in the PE Fund had a cost basis of approximately $204,000 and fair value of approximately $193,000.

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

During the nine month period ended July 31, 2012, the Valuation Committee decreased the fair value of the common stock by approximately $6,000 and the preferred stock by approximately $120,000.

At July 31, 2012, the common stock had a cost basis of approximately $1.2 million and a fair value of $50,000. The convertible preferred stock had a cost basis of $0 and a fair value of $880,000.

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

During the nine month period ended July 31, 2012, the cost basis and fair value of the equity investment was increased by approximately $89,000 because of an allocation of flow through income by the Company’s Valuation Committee.

At July 31, 2012, the equity investment had a cost basis of approximately $2.3 million and a fair value of $5.4 million.

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

During the nine month period ended July 31, 2012, the Valuation Committee increased the fair value of the investment by approximately $227,000.

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

At July 31, 2012, the Company no longer held an investment in Octagon Fund.

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

On November 30, 2011, as part of Ohio Medical’s refinancing of their debt, the Company agreed to guarantee a series B preferred stock tranche of equity, with a 12% coupon for the first 18 months it is outstanding. After that initial period, the rate increases by 400bps to 16% for the next 6 months and increases by 50 bps (.5%) each 6 month period thereafter. As of July 31, 2012, the amount guaranteed was approximately $20.5 million and the guarantee obligation was fair valued at $700,000 by the Valuation Committee.

At July 31, 2012, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis of approximately $15.8 million and a fair value of $0 and 20,362 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $39.5 million. The guarantee obligation had a fair value of negative $700,000.

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

During the nine month period ended July 31, 2012, Pre-Paid Legal made principal payments on its tranche A term loan totaling approximately $732,000.

At July 31, 2012, the loans had a combined outstanding balance of $7.3 million and a cost basis and fair value of approximately $7.1 million. The increases in the costs of the term loans are due to the amortization of the original issue discount.

RuMe, Inc.

RuMe, Denver, Colorado, produces functional, affordable and responsible products for the environmentally and socially-conscious consumer reducing dependence on single-use products.

At October 31, 2011, the Company’s investment in RuMe consisted of 999,999 shares of common stock with a cost basis and fair value of approximately $160,000 and 4,999,076 shares of series B-1 preferred stock with a cost basis and fair value of approximately $1.0 million.

During the nine month period ended July 31, 2012, the Valuation Committee increased the fair value of the preferred stock by approximately $417,000.

At July 31, 2012, the Company’s investment in RuMe consisted of 999,999 shares of common stock with a cost basis and fair value of approximately $160,000 and 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.4 million.

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

At October 31, 2011, the Company’s investment in SafeStone Limited consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.

On July 10, 2012, the Company sold its 21,064 common shares of Safestone Limited. The amount received from the sale was approximately $50,000 and resulted in a realized loss of approximately $2.0 million.

At July 31, 2012, the Company no longer held an investment in Safestone Limited.

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

During the nine month period ended July 31, 2012, the Valuation Committee decreased the fair value of the common equity interest by $6.2 million.

At July 31, 2012, the Company’s common equity interest in Security Holdings had a cost basis of approximately $40.2 million and a fair value of approximately $27.0 million.

Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2011, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of $10.5 million.

During the nine month period ended July 31, 2012, the Valuation Committee decreased the fair value of the common equity interest by approximately $2.8 million.

At July 31, 2012, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of approximately $7.7 million.

Christopher Sullivan, a representative of the Company, serves as a director of SGDA Europe.

SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH

SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.

At October 31, 2011 and July 31, 2012, the Company’s investment in SGDA consisted of a term loan with an outstanding balance and cost basis of approximately $6.2 million. The term loan bears annual interest at 7.0% and matures on August 31, 2012. The term loan was fair valued at approximately $6.2 million.

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

On July 2, 2012, The Corporate Executive Board (NYSE:EXBD), acquired SHL Group Limited for $660 million in cash. Upon closing of the transaction, the Company anticipates receiving net proceeds of approximately $15.3 million, its approximate fair market value as of July 31, 2012. See “Subsequent Events” below.

At July 31, 2012, the Company’s investment in SHL Group Limited consisted of 1,528,330 shares of common stock with a cost basis of approximately $6.0 million and a fair value of approximately $15.3 million.

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

During the nine month period ended July 31, 2012, the Valuation Committee decreased the fair value of the common stock by $417,000.

At July 31, 2012, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $1.1 million. The guarantee for Tekers had a commitment of 175,000 euros at July 31, 2012, equivalent to approximately $215,000. This guarantee was taken into account in the valuation of Tekers.

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

At July 31, 2012, the Company’s second lien loan had an outstanding balance of approximately $11.7 million with a cost of approximately $11.6 million. The second lien loan was fair valued at approximately $11.7 million. The 1,115 shares of common stock were fair valued at $62.5 million and had a cost basis of $16.0 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

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

At July 31, 2012, the loan had an outstanding balance of $7.0 million and a cost basis and fair value of approximately $6.9 million. The increase in the cost and fair value of the second lien loan is due to the amortization of the original issue discount.

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

During the nine month period ended July 31, 2012, the Valuation Committee decreased the fair value of the membership interest by $118,000.

At July 31, 2012, the mezzanine loan had an outstanding balance, cost basis and a fair value of approximately $8.4 million. The junior revolving note had an outstanding balance and fair value of $1.0 million. The membership interest has a cost of approximately $3.5 million and a fair value of approximately $2.6 million. The warrants had a cost of $0 and a fair value of $0.

Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Turf.

U.S. Gas & Electric, Inc.

U.S. Gas, North Miami Beach, Florida, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.

At October 31, 2011, the Company’s investment in U.S. Gas consisted of a second lien loan with an outstanding balance, cost and fair value of $9.1 million. The second lien loan bears annual interest at 14% and was to mature on July 26, 2012. The 32,200 shares of convertible Series I preferred stock had a fair value of $78.5 million and a cost of $500,000, and the convertible Series J preferred stock had a fair value of $2.6 million and a cost of $0.

At July 31, 2012, the second lien loan had an outstanding balance, cost basis and a fair value of approximately $9.5 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The maturity date for the second lien loan was extended to June 30, 2015. The convertible Series I preferred stock had a fair value of $81.1 million and a cost of $500,000 and the convertible Series J preferred stock had a cost and fair value of $0. The value of the Series J preferred shares was transferred to the Series I preferred shares as a result of share buybacks, cancellations of certain other shareholders shares and U.S. Gas exceeding performance targets.

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

During the nine month period ended July 31, 2012, the Valuation Committee decreased the fair value of the equity investment by approximately $5.8 million.

At July 31, 2012, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $19.3 million.

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

During the nine month period ended July 31, 2012, the Valuation Committee increased the fair value of the common stock by approximately $2.4 million.

At July 31, 2012, the Company’s investment in Vestal consisted of a senior subordinated promissory note and 81,000 shares of common stock. The senior subordinated note had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock had a cost basis of approximately $1.9 million and a fair value of $3.9 million.

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

At July 31, 2012, the Company had investments in portfolio companies totaling $425.5 million. Also, at July 31, 2012, the Company had investments in unrestricted cash and cash equivalents totaling approximately $24.9 million. The Company also had approximately $6.2 million in restricted cash and cash equivalents related to the project guarantee for Security Holdings. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid. Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the nine month period ended July 31, 2012, the Company made two new investments, committing capital totaling $2.5 million. The investments were made in Freshii ($1.0 million) and Biovation ($1.5 million).

During the nine month period ended July 31, 2012, the Company made seven follow-on investments in three existing portfolio companies totaling approximately $8.3 million. The Company through MVC Partners Limited Partnership interest and MVCFS’ General Partnership interest contributed approximately $8.2 million of its $20.1 million capital commitment to the PE Fund, which as of July 31, 2012, has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc. On February 1, 2012, the Company made an equity investment in SHL Group Limited of approximately $48,000 for an additional 9,568 shares of common stock.

Current commitments include:

Commitments of the Company:

At July 31, 2012, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at July 31, 2012
Turf	$1.0 million	$1.0 million
MVC Partners/MVCFS	$20.1 million	$8.2 million

Total	$21.1 million	$9.2 million

Guarantees:

As of July 31, 2012, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at July 31, 2012
MVC Automotive	$4.9 million	—
Tekers	$215,000	—
Ohio Medical	$20.5 million	—

Total	$25.6 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies. At July 31, 2012, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be $700,000.

These guarantees are further described below, together with the Company’s other commitments.

On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers. The guarantee had a commitment of approximately 175,000 euros at July 31, 2012, equivalent to approximately $215,000.

On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive. The guarantee had a commitment of approximately 5.9 million euros at October 31, 2011, equivalent to approximately $8.2 million. On July 31, 2012, the mortgage that was guaranteed was repaid by MVC Automotive, resulting in the release of the guarantee. As of July 31, 2012, the guarantee was no longer a commitment of the Company.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $4.9 million at July 31, 2012) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive. The Company has consistently reported the amount of the guarantee as 4.0 million Euro. The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of July 31, 2012 is approximately 6.9 million Euro (equivalent to approximately $8.4 million). The Company and MVC Automotive are working to resolve this discrepancy.

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on January 31, 2014. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2011 and July 31, 2012, the outstanding balance of the secured junior revolving note was $1.0 million.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP. The PE Fund closed on approximately $104 million of capital commitments. As of July 31, 2012, $8.2 million of the Company’s commitment was contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet. This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, as part of Ohio Medical’s refinancing of their debt, the Company agreed to guarantee a series B preferred stock tranche of equity, with a 12% coupon for the first 18 months it is outstanding. After that initial period, the rate increases by 400bps to 16% for the next 6 months and increases by 50 bps (.5%) each 6 month period thereafter. As of July 31, 2012, the amount guaranteed was approximately $20.5 million and the guarantee obligation was fair valued at $700,000 by the Valuation Committee.

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

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million Credit Facility, consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility now only consists of a $50.0 million term loan, which will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable. As of July 31, 2012, there was $50.0 million outstanding on the Credit Facility. The proceeds from borrowings made under the Credit Facility are used to fund new and existing portfolio investments and for general corporate purposes. Borrowings under the Credit Facility will bear interest, at the Company’s option, at a floating rate equal to either (i) the LIBOR rate with a 1.25% LIBOR floor (for one, two, three or six months), plus a spread of 4.5% per annum, or (ii) the Prime rate in effect from time to time, plus a spread of 3.50% per annum. The Company paid a closing fee, legal and other costs associated with obtaining and renewing the Credit Facility. These costs are being amortized evenly over the life of the facility. The prepaid expenses on the consolidated balance sheet include the unamortized portion of these costs. Borrowings under the Credit Facility are secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company. The Credit Facility includes standard financial covenants including limitations on total assets to debt, debt to equity, interest coverage and eligible debt ratios.

At July 31, 2012, the carrying amount of our Credit Facility approximates the fair value of our Credit Facility, which was $50.0 million. The fair value of our debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On August 9, 2012, the Company sold its common shares of SHL Group Limited and received gross proceeds of approximately $15.3 million, resulting in a realized gain of approximately $9.3 million. The $15.3 million in proceeds includes all transaction expenses and approximately $225,000 which will be held in escrow.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables which represent approximately 91.72% of the Company’s total assets at July 31, 2012. As discussed in Note 7 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At July 31, 2012, approximately 91.72% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries. As of July 31, 2012, the fair values of our two largest investments, Summit Research Labs, Inc. (“Summit”) and U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 18.9% and 23.1% of our net assets, respectively. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments. To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate. We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.

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

At October 31, 2011, the Company had unused net realized losses of approximately $26.4 million and had net unrealized losses of $21.5 million associated with Legacy Investments. Since the Company’s realized losses were not entirely offset by realized gains during the nine month period ended July 31, 2012, the Company will be able to utilize them as capital loss carryforwards in the future. If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited. Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected. The Regulated Investment Company Modernization Act of 2010, which was enacted on December 22, 2010, changed various technical rules governing the tax treatment of regulated investment companies, including the treatment of capital loss carryforwards. Please see Note 11 of our consolidated financial statements “Tax Matters” for more information.

We may be unable to meet our covenant obligations under our credit facility, which could adversely affect our business.

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million revolving credit facility (the “Credit Facility”) with Guggenheim Corporate Funding, LLC (“Guggenheim”) as administrative agent to the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility consists of a $50.0 million term loan with an interest rate of LIBOR plus 450 basis points with a 1.25% LIBOR floor. As of July 31, 2012, there was $50.0 million in term debt outstanding under the Credit Facility. The Credit Facility contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy. As such, from time to time, due to investment activity, changing cash positions and the need to execute against certain corporate strategies, the Company has obtained Guggenheim’s consent to waive compliance with certain covenants contained in the Credit Facility and may require such consents in the future. The Credit Facility will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable.

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

(b) There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no unregistered sales of equity securities for the nine month period ended July 31, 2012.

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

On July 19, 2011, the Company’s Board of Directors approved another share repurchase program authorizing up to $5.0 million for additional share repurchases. No shares were repurchased under this new repurchase program as of July 31, 2012. Implementation of the program as well as the timing thereof depends on a variety of factors, including the availability of capital, the Company’s current share price and the ability to conduct the offer under the Credit Facility.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Exhibit
10.1	Form of Fee and Service Schedule for Stock Transfer Services

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

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

MVC CAPITAL, INC.

Date: September 10, 2012	/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: September 10, 2012	/s/ Peter Seidenberg
Peter Seidenberg

In the capacity of the officer who performs the functions of Principal Financial Officer.