Form 10-K
period 2012-10-31
MVC CAPITAL, INC.
filed 2012-12-27
CIK 1099941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed fiscal second quarter: $237,938,798 computed on the basis of $13.20 per share, closing price of the common stock on the New York Stock Exchange (the “NYSE”) on April 30, 2012. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

There were 23,916,982 shares of the registrant’s common stock, $.01 par value, outstanding as of December 27, 2012.

Document Incorporated by Reference:

Proxy Statement for the Company’s Annual Meeting of Shareholders 2013, incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

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

In this Annual Report on Form 10-K, unless otherwise indicated, “MVC Capital,” “we,” “us,” “our” or the “Company” refer to MVC Capital, Inc. and its wholly-owned subsidiaries, MVC Financial Services, Inc. and MVC Cayman, and “TTG Advisers” or the “Adviser” refers to The Tokarz Group Advisers LLC.

ITEM 1.	BUSINESS

GENERAL

MVC Capital, Inc. is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). MVC Capital provides equity and debt investment capital to fund growth, acquisitions and recapitalizations of small and middle-market companies in a variety of industries primarily located in the United States. Our investments can take the form of common and preferred stock and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MVC.” Effective November 1, 2006, the Company has been externally managed by The Tokarz Group Advisers LLC (“TTG Advisers”) pursuant to an Amended and Restated Investment Advisory and Management Agreement (the “Advisory Agreement”). Our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), last approved the renewal of the Advisory Agreement at their in-person meeting held on October 23, 2012.

Fiscal year 2012 represented a year where we increased our liquidity, continued to allocate capital at a deliberate pace into new opportunities while supporting our existing portfolio companies. The Company made two new investments in Freshii USA, Inc. (“Freshii”) and Biovation Holdings, Inc. (“Biovations”) and nine follow-on investments in the following five existing portfolio companies: MVC Partners, LLC (“MVC Partners”) Limited Partnership interest, MVCFS’ General Partnership interest, Centile Holdings B.V. (“Centile”), SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH (“SGDA”) and SHL Group Limited. The total capital committed in fiscal year 2012 was $11.3 million compared to $43.2 million and $8.3 million in fiscal years 2011 and 2010, respectively.

The fiscal year 2011 new investments were in Octagon High Income Cayman Fund Ltd. (“Octagon Fund”), JSC Tekers Holdings (“JSC Tekers”), Teleguam Holdings, LLC (“Teleguam”), Pre-Paid Legal Services, Inc. (“Pre-Paid Legal”), RuMe, Inc. (“RuMe”) and Centile. The seven follow-on investments were made in the following four portfolio companies: Harmony Health & Beauty, Inc. (“HH&B”), SGDA Europe B.V. (“SGDA Europe”), NPWT Corporation (“NPWT”) and Security Holdings B.V. (“Security Holdings”).

The fiscal year 2010 new investment was Integrated Packaging Corporation (“IPC”) and the follow-on investments were in Harmony Pharmacy & Health Center, Inc. (“Harmony Pharmacy”), SGDA Europe, and Security Holdings.

We continue to perform due diligence and seek new investments that are consistent with our objective of maximizing total return from capital appreciation and/or income. We believe that we have extensive relationships with private equity firms, investment banks, business brokers, commercial banks, accounting firms, law firms, hedge funds, other investment firms, industry professionals and management teams of several companies that may provide us with investment opportunities.

We are working on an active pipeline of potential new investment opportunities. Our equity and loan investments will generally range between $3.0 million and $25.0 million each, though we may occasionally invest smaller or greater amounts of capital depending upon the particular investment. While the Company does not adhere to a specific equity and debt asset allocation mix, no more than 25% of the value of our total assets may be invested in the securities of one issuer (other than U.S. government securities), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses as of the close of each quarter. Our portfolio company investments are typically illiquid and are made through privately negotiated transactions. We generally seek to invest in companies with a history of strong, predictable, positive EBITDA (net income before net interest expense, income tax expense, depreciation and amortization).

Our portfolio company investments currently consist of common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, and convertible securities. At October 31, 2012, the value of our investments in portfolio companies was approximately $404.2 million and our gross assets were approximately $456.4 million compared to the value of investments in portfolio companies of approximately $452.2 million and gross assets of approximately $497.1 million at October 31, 2011.

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

On July 16, 2004, the Company formed a wholly-owned subsidiary, MVC Financial Services, Inc. (“MVCFS”). MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Company and the Company’s portfolio companies. The Company does not hold MVCFS for investment purposes. The results of MVCFS are consolidated into the Company and all inter-company accounts have been eliminated in consolidation. On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments. The results of MVC Cayman are also consolidated into the Company. During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations. The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.

Our Board of Directors has the authority to change any of the strategies described in this report without seeking the approval of our shareholders. However, the 1940 Act prohibits us from altering or changing our investment objective, strategies or policies such that we cease to be a business development company, nor can we voluntarily withdraw our election to be regulated as a business development company, without the approval of the holders of a “majority of the outstanding voting securities,” as defined in the 1940 Act, of our shares.

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments or held in cash in interest bearing accounts. As of October 31, 2012, the Company’s investments in short-term securities, cash and cash equivalents were valued at $42.6 million. Of the $42.6 million in cash and cash equivalents, approximately $6.5 million was restricted cash, relating to the Company’s agreement to collateralize a letter of credit being used as collateral for a project guarantee for Security Holdings.

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

Although the Company has been in operation since 2000, the year 2003 marked a new beginning for the Company. In February 2003, shareholders elected an entirely new board of directors. (All but two of the independent members of the current Board of Directors were first elected at the February 2003 Annual Meeting of the shareholders.) The Board of Directors developed a new long-term strategy for the Company. In September 2003, upon the recommendation of the Board of Directors, shareholders voted to adopt a new investment objective for the Company of seeking to maximize total return from capital appreciation and/or income. The Company’s prior objective had been limited to seeking long-term capital appreciation from venture capital investments in the information technology industries. Consistent with our broader objective, we adopted a more flexible investment strategy of providing equity and debt financing to small and middle-market companies in a variety of industries. With the recommendation of the Board of Directors, shareholders also voted to appoint Michael Tokarz as Chairman and Portfolio Manager to lead the implementation of our new objective and strategy and to stabilize the existing portfolio. Prior to the arrival of Mr. Tokarz and his new management team in November 2003, the Company had experienced significant valuation declines from investments made by the former management team.

Mr. Tokarz and his team managed the Company under an internal structure through October 31, 2006. On September 7, 2006, the shareholders of the Company approved the Advisory Agreement (with over 92% of the votes cast on the agreement voting in its favor) that provided for the Company to be externally managed by TTG Advisers. The agreement took effect on November 1, 2006. TTG Advisers is a registered investment adviser that is controlled by Mr. Tokarz. All of the individuals (including the Company’s investment professionals) that had been previously employed by the Company as of the fiscal year ended October 31, 2006 became employees of TTG Advisers. The Company’s investment strategy and selection process has remained the same under the externalized management structure. Our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), last approved a renewal of the Advisory Agreement at their in-person meeting held on October 23, 2012.

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

Our Investment Strategy

On November 6, 2003, Mr. Tokarz assumed his current positions as Chairman and Portfolio Manager. We seek to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries. The investments can include common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. During the fiscal year ended October 31, 2012, the Company made two new investments and nine follow-on investments in five existing portfolio companies, committing a total of $11.3 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2012, 2.36% of our assets consisted of investments made by the Company’s former management team pursuant to the prior investment objective (the “Legacy Investments”). We are, however, managing these Legacy Investments to try and realize maximum returns. At October 31, 2012, the fair value of portfolio investments of the Legacy Investments was $10.8 million. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

Our portfolio investments are made pursuant to our objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income. Under our investment approach, we have the authority to invest, without limit, in any one portfolio company, subject to any diversification limits that may be required in order for us to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Due to our asset growth and composition, compliance with the RIC requirements currently restricts our ability to make additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of an issuer (“Non-Diversified Investments”).

We participate in the private equity business generally by providing negotiated equity and/or long-term debt investment capital. Our financing is generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases and/or bridge financings. We are typically the lead investor in such transactions, but may also provide equity and debt financing to companies led by private equity firms or others. We generally invest in private companies, though, from time to time, we may invest in small public companies that lack adequate access to public capital.

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s). In fact, during fiscal year 2006, we established MVC Partners for this purpose. Furthermore, the Board of Directors authorized the establishment of the MVC Private Equity Fund, L.P. (“PE Fund”), for which an indirect wholly-owned subsidiary of the Company serves as the GP. On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund. The PE Fund closed on approximately $104 million of capital commitments. The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is currently restricted from making Non-Diversified Investments. For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund. Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund. In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies. Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations. Previously, MVC Partners was presented as a Portfolio Company on the Consolidated Schedule of Investments. The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company. Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

As a result of the closing of the PE Fund, consistent with the Board-approved policy concerning the allocation of investment opportunities, the PE Fund will receive a priority allocation of all private equity investments that would otherwise be Non-Diversified Investments for the Company during the PE Fund’s investment period. For further discussion of this allocation policy, please see “Our Investment Strategy — Allocation of Investment Opportunities” below.

Additionally, in pursuit of our objective, we may acquire a portfolio of existing private equity or debt investments held by financial institutions or other investment funds should such opportunities arise.

As of October 31, 2012, October 31, 2011 and October 31, 2010, the fair value of the invested portion (excluding cash, escrow receivables and short-term securities) of our net assets as a percentage consisted of the following:

	Fair Value as a Percentage of Our Net Assets
Type of Investment	As of October 31, 2012		As of October 31, 2011		As of October 31, 2010
Senior/Subordinated Loans and credit facilities	23.18%		20.40%		26.17%
Common Stock	18.05%		22.41%		18.56%
Warrants	0.01%		0.00%		0.00%
Preferred Stock	35.77%		34.89%		35.06%
Guarantees Other Equity Investments	(.21 27.90	)% %	0.00 30.09	% %	0.00 22.30	% %

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments or held in cash in an interest bearing account. As of October 31, 2012, these investments were valued at approximately $42.6 million or 11.05% of net assets.

The current portfolio has investments in a variety of industries, including energy, specialty chemicals, automotive dealerships, medical devices, consumer products, value-added distribution, industrial manufacturing, financial services, and information technology in a variety of geographical areas, including the United States and Europe.

Market.    We have developed and maintain relationships with intermediaries, including investment banks, industry executives, financial services companies and private mezzanine and equity sponsors to source investment opportunities. Through these relationships, we have been able to strengthen our position as an investor.

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

Once we have determined that a prospective portfolio company is a suitable investment, we work with the management and, in certain cases, other capital providers, such as senior, junior and/or equity capital providers, to structure an investment. We negotiate on how our investment is expected to relate relative to the other capital in the portfolio company’s capital structure.

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

Providing Management Assistance.    As a business development company, we are required to make managerial assistance available to the companies in our investment portfolio. In addition to the interest and dividends received from our investments, we often generate additional fee income for the structuring, diligence, transaction, administration and management services and financial guarantees we provide to our portfolio companies through the Company or our wholly-owned subsidiary, MVCFS. In some cases, officers, directors and employees of the Company or the Adviser may serve as members of the Board of Directors of portfolio companies. The Company may provide guidance and management assistance to portfolio companies with respect to such matters as budgets, profit goals, business and financing strategies, management additions or replacements and plans for liquidity events for portfolio company investors such as a merger or initial public offering.

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

TTG Advisers follows established procedures for monitoring equity and loan investments. The investment professionals have developed a multi-dimensional flexible rating system for all of the Company’s portfolio investments. The rating grids are updated regularly and reviewed by the Portfolio Manager, together with the investment team. Additionally, the Company’s Valuation Committee (the “Valuation Committee”) meets at least quarterly, to review a written valuation memorandum for each portfolio company and to discuss business updates. Furthermore, the Company’s Chief Compliance Officer administers the Company’s compliance policies and procedures, which includes the Company’s investments in portfolio companies.

We exit our investments generally when a liquidity event takes place, such as the sale, recapitalization or initial public offering of a portfolio company. Our equity holdings, including shares underlying warrants, after the exercise of such warrants, typically include registration rights, which would allow us to sell the securities if the portfolio company completes a public offering.

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

OPERATING EXPENSES

During the fiscal year ended October 31, 2012, the Company bore the costs relating to the Company’s operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; NYSE fees; custodian fees and other extraordinary or nonrecurring expenses and other expenses properly payable by the Company. It should be noted that the Company and TTG Advisers had entered into an agreement pursuant to which TTG Advisers would absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio to 3.5% in each of the 2009 and 2010 fiscal years (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets). On October 25, 2010, October 26, 2011 and October 23, 2012, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% to the 2011, 2012 and 2013 fiscal years, respectively. For fiscal year 2012, the Company’s expense ratio was 2.95% (taking into account the same exclusions as those applicable to the expense cap). On the same basis, for fiscal years 2011 and 2010, the expense ratios were 3.18% and 2.95%, respectively. For the 2012, 2011 and 2010 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). TTG Advisers has also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds or the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.

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

VALUATION OF PORTFOLIO SECURITIES

Pursuant to the requirements of the 1940 Act and in accordance with the Accounting Standards Codification (“ASC”), Fair Value Measurements and Disclosures (“ASC 820”), we value our portfolio securities at their current market values or, if market quotations are not readily available, at their estimates of fair values. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with our Valuation Procedures adopted by the Board of Directors which are consistent with ASC 820. As permitted by the SEC, the Board of Directors has delegated the responsibility of making fair value determinations to the Valuation Committee, subject to the Board of Directors’ supervision and pursuant to our Valuation Procedures. Our Board of Directors may also hire independent consultants to review our Valuation Procedures or to conduct an independent valuation of one or more of our portfolio investments.

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

Currently, our NAV per share is calculated and published on a quarterly basis. The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation. Fair values of foreign investments determined as of quarter end reflect exchange rates, as applicable, in effect on the last business day of the quarter. Exchange rates fluctuate on a daily basis, sometimes significantly. Exchange rate fluctuations following the most recent fiscal year end are not reflected in the valuations reported in this Annual Report. See Item 1A Risk Factor, “Investments in foreign debt or equity may involve significant risks in addition to the risks inherent in U.S. investments.”

At October 31, 2012, approximately 88.77% of total assets represented investments in Portfolio Companies and escrow receivables recorded at fair value (“Fair Value Investments”).

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

Our investments are carried at fair value in accordance with the 1940 Act and ASC 820. In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. At October 31, 2012, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

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

On May 12, 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, which requires entities to change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements related to the application of the highest and best use and valuation premise concepts for financial and nonfinancial instruments, measuring the fair value of an instrument classified in equity, and disclosures about fair value measurements. ASU 2011-04 requires additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy, including the valuation processes used by the reporting entity, the sensitivity of the fair value to changes in unobservable inputs, and the interrelationships between those unobservable inputs, if any. All the amendments to ASC 820 made by ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of this new guidance has not had a material effect on the financial position or results of operations of the Company, but it has resulted in additional disclosures. Please see Note 9 “Portfolio Investments.”

If a security is publicly traded, the fair value is generally equal to market value based on the closing price on the principal exchange on which the security is primarily traded unless restricted and a restricted discount is applied.

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

For the Company’s or its subsidiary’s investment in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the “GP”) of the PE Fund, the Valuation Committee relies on the GP’s determination of the fair value of the PE Fund which will be generally valued, as a practical expedient, utilizing the net asset valuations provided by the GP, which will be made: (i) no less frequently than quarterly as of the Company’s fiscal quarter end and (ii) with respect to the valuation of PE Fund investments in portfolio companies, will be based on methodologies consistent with those set forth in the Company’s valuation procedures. The determination of the net asset value of the Company’s or its subsidiary’s investment in the PE Fund will follow the methodologies described for valuing interests in private investment funds (“Investment Vehicles”) described below. Additionally, when both the Company and the PE Fund hold investments in the same portfolio company, the GP’s Fair Value determination shall be based on the Valuation Committee’s determination of the Fair Value of the Company’s portfolio security in that portfolio company.

As permitted under GAAP, the Company’s interests in private investment funds are generally valued, as a practical expedient, utilizing the net asset valuations provided by management of the underlying Investment Vehicles, without adjustment, unless TTG Advisers is aware of information indicating that a value reported does not accurately reflect the value of the Investment Vehicle, including any information showing that the valuation has not been calculated in a manner consistent with GAAP. Net unrealized appreciation (depreciation) of such investments is recorded based on the Company’s proportionate share of the aggregate amount of appreciation (depreciation) recorded by each underlying Investment Vehicle. The Company’s proportionate investment interest includes its share of interest and dividend income and expense, and realized and unrealized gains and losses on securities held by the underlying Investment Vehicles, net of operating expenses and fees. Realized gains and losses on distributions from Investment Vehicles are generally recognized on a first in, first out basis.

The Company applies the practical expedient to interests in Investment Vehicles on an investment by investment basis, and consistently with respect to the Company’s entire interest in an investment. The Company may adjust the valuation obtained from an Investment Vehicle with a premium, discount or reserve if it determines that the net asset value is not representative of fair value.

If the Company intends to sell all or a portion of its interest in an Investment Vehicle to a third-party in a privately negotiated transaction near the valuation date, the Company will consider offers from third parties to buy the interest in an Investment Vehicle in valuations which may be discounted for both probability of close and time.

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

JP Morgan Chase Bank, N.A. (“JP Morgan”) also serves as a custodian for certain securities and other assets of the Company. The principal business office of JP Morgan is 270 Park Avenue, New York, NY 10017.

TRANSFER AGENT AND PLAN AGENT

The Company employs Computershare Ltd. (the “Plan Agent”) as its transfer agent to record transfers of the shares, maintain proxy records, process distributions and to act as agent for each participant in the Company’s dividend reinvestment plan. The principal business office of the Plan Agent is 250 Royall Street, Canton, Massachusetts 02021 and the phone number for the plan agent is (781) 575-2000.

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

As a business development company, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets. In accordance with the 1940 Act, valuation for these purposes are based on the Company’s most recently filed quarterly or annual report, as applicable. The principal categories of qualifying assets relevant to our business are:

(1)    Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions):

(a)    is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(i)    is organized under the laws of, and has its principal place of business in, the United States;

(ii)    is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(iii)    satisfies one of the following:

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

(b)    is a company that meets the requirements of (a)(i) and (ii) above, but is not an eligible portfolio company because it has issued a class of securities on a national securities exchange, if:

(i)    at the time of the purchase, we own at least 50% of the (x) greatest number of equity securities of such issuer and securities convertible into or exchangeable for such securities; and (y) the greatest amount of debt securities of such issuer, held by us at any point in time during the period when such issuer was an eligible portfolio company; and

(ii)    we are one of the 20 largest holders of record of such issuer’s outstanding voting securities; or

(c)    is a company that meets the requirements of (a)(i) and (ii) above, but is not an eligible portfolio company because it has issued a class of securities on a national securities exchange, if the aggregate market value of such company’s outstanding voting and non-voting common equity is less than $250.0 million.

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

At October 31, 2012, approximately 88.77% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

Many of the companies in which we have made or will make investments may be susceptible to adverse economic conditions. Adverse economic conditions may affect the ability of a company to engage in a liquidity event. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets. Through the date of this report, conditions in the public debt and equity markets have been volatile and pricing levels have performed similarly. As a result, depending on market conditions, we could incur substantial realized losses and suffer unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations. If current market conditions continue, or worsen, it may adversely impact our ability to deploy our investment strategy and achieve our investment objective.

Our overall business of making loans or private equity investments may be affected by current and future market conditions. The absence of an active mezzanine lending or private equity environment may slow the amount of private equity investment activity generally. As a result, the pace of our investment activity may slow, which could impact our ability to achieve our investment objective. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of any gains realized on our investments and thus have a material adverse impact on our financial condition.

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

At October 31, 2011, the Company had $26.3 million in capital loss carryforwards. During the fiscal year ended October 31, 2012, the Company had net realized losses of approximately $20.5 million, primarily associated with the realized losses from BP Clothing, LLC (“BP”), SafeStone Technologies Limited (“SafeStone”), MVC Partners and GDC Acquisition, LLC (“GDC”), which were partially offset by the realized gain from the sale of SHL Group Limited. The Company also had net unrealized losses of $19.5 million associated with Legacy Investments as of October 31, 2012. Since the Company’s realized losses were not offset by realized gains during fiscal year 2012, the Company will be able to utilize them as capital loss carryforwards in future years. If, over a three year period, we experience an aggregate shift of more than 50% in the ownership of our common stock attributable to transactions involving one or more “5% shareholders” (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited. Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.

Loss of pass-through tax treatment would substantially reduce net assets and income available for dividends.

We have operated so as to qualify as a RIC. If we meet source of income, diversification and distribution requirements, we will qualify for effective pass-through tax treatment. We would cease to qualify for such pass-through tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income, such as in the case of debt obligations that are treated as having original issue discount. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our shareholders, and all of our distributions will be taxed to our shareholders as ordinary corporate distributions. Even if we qualify as a RIC, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least; (1) 98% of our ordinary income during each calendar year, (2) 98.2% of our net capital gains realized in the period from November 1 of the prior year through October 31 of the current year, and (3) all such ordinary income and net capital gains for the previous years that were not distributed during those years, we generally will be subject to a 4% excise tax on certain undistributed amounts.

There are certain risks associated with the Company holding debt obligations that are treated under applicable tax rules as having original issue discount.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (“OID”) (such as debt instruments with payment-in-kind, or PIK, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual. Therefore, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code, even though we will not have received any corresponding cash amount. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax, as described in the previous risk factor regarding loss of pass-through tax treatment.

Additionally, the higher interest rates of OID instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID instruments generally represent a significantly higher credit risk than coupon loans. Even if the accounting conditions for income accrual are met, the borrower could still default when the Company’s actual collection is supposed to occur at the maturity of the obligation.

OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID income may also create uncertainty about the source of the Company’s cash distributions. For accounting purposes, any cash distributions to shareholders representing OID income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. Thus, despite the fact that a distribution of OID income comes from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital. PIK interest has the effect of generating investment income and potentially increasing the incentive fees payable to TTG Adviser at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate. Furthermore, OID creates the risk that fees will be paid to TTG Adviser based on non-cash accruals that ultimately may not be realized, while TTG Adviser will be under no obligation to reimburse the Company for these fees.

Our ability to grow depends on our ability to raise capital.

To fund new investments, we may need to issue periodically equity securities or borrow from financial and other institutions or obtain debt sources of capital. Unfavorable economic conditions could increase our funding costs, limit our access to the public markets or result in a decision by lenders not to extend credit to us. If we fail to obtain capital to fund our investments, it could limit both our ability to grow our business and our profitability. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on TTG Advisers’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our current facility or obtain other lines of credit at all or on terms acceptable to us.

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

•

Volatility resulting from trading by third parties in derivative instruments that use our common stock as the referenced asset, including puts, calls, long-term equity participation securities, or LEAPs, or short trading positions;

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

During certain periods, our distribution proceeds (dividends) have exceeded and may, in the future, exceed our taxable earnings and profits. Therefore, during those times, portions of the distributions that we make may represent a return of capital to you for tax purposes, which will reduce your tax basis in your shares.

During certain periods, our distribution proceeds have exceeded and may, in the future, exceed our earnings and profits. For example, in the event that we encounter delays in locating suitable investment opportunities, we may pay all or a portion of our distributions from the proceeds of any securities offering, from borrowings that were made in anticipation of future cash flow or from available funds. Therefore, portions of the distributions that we make may be a return of the money that you originally invested and represent a return of capital to you for tax purposes. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the offering. Such a return of capital is not taxable, but reduces your tax basis in your shares, which may result in higher taxes for you even if your shares are sold at a price below your original investment.

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

We may borrow from, and issue senior debt securities to, banks, insurance companies and other private and public lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the NAV attributable to our common stock to increase more sharply than it would had we not used leverage. Conversely, if the value of our consolidated assets decreases, leveraging would cause the NAV to decline more sharply than it otherwise would had we not used leverage. Similarly, any increase in our consolidated income in excess of consolidated interest expense on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

Changes in interest rates may affect our cost of capital and net operating income and our ability to obtain additional financing.

Because we have borrowed and may continue to borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, may be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income. In periods of declining interest rates, we may have difficulty investing our borrowed capital into investments that offer an appropriate return. In periods of sharply rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We may utilize our short-term credit facility as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with equity and intermediate or long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Additionally, we cannot assure you that financing will be available on acceptable terms, if at all. Recent turmoil in the credit markets has greatly reduced the availability of debt financing. Deterioration in the credit markets, which could delay our ability to sell certain of our loan investments in a timely manner, could also negatively impact our cash flows.

We may be unable to meet our covenant obligations under our credit facility or renew such facility, which could adversely affect our business.

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million revolving credit facility (the “Credit Facility”) with Guggenheim Corporate Funding, LLC (“Guggenheim”) as administrative agent to the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility consists of a $50.0 million term loan with an interest rate of LIBOR plus 450 basis points with a 1.25% LIBOR floor. As of October 31, 2012, there was $50.0 million in term debt outstanding under the Credit Facility. The Credit Facility contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy, as would be the case if we were unable to renew such facility. As such, from time to time, due to investment activity, changing cash positions and the need to execute against certain corporate strategies, the Company has obtained Guggenheim’s consent to waive compliance with certain covenants contained in the Credit Facility and may require such consents in the future. There can be no assurance that future waivers or consents will be granted. During the year ended October 31, 2012, the Company requested Guggenheim’s consent to waive compliance with a particular covenant of the Credit Facility. In order to obtain this waiver, the Company agreed to increase the interest rate on the Credit Facility if the Company did not meet a newly established covenant level that was more stringent than required in the Company’s Credit Facility documents. The covenant level for an event of default remained the same. As of October 31, 2012, the Company has met all of its original covenant levels and is not in default, but was unable to meet the increased covenant level required by Guggenheim as part of the waiver obtained earlier in the year. As a result, the interest rate on the Credit Facility has increased to LIBOR plus 525 basis points with a 1.25% LIBOR floor. The increased rate will be effective until the Company demonstrates that it has passed the higher covenant level. The Credit Facility will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable. Although not currently expected, in the event we are unable to renew such facility (or enter into a similar facility), our business could be adversely affected by, among other things, being forced to sell a portion of our investments quickly and prematurely to meet outstanding financing obligations and/or support working capital requirements at what may be disadvantageous prices.

In addition, if we require working capital greater than that provided by the Credit Facility or are unable to renew the Credit Facility, we may be required to obtain other sources of funds, which, if available, may result in increased borrowing costs for the Company and/or additional covenant obligations.

A portion of our existing investment portfolio was not selected by the investment team of TTG Advisers.

As of October 31, 2012, 2.36% of the Company’s assets were represented by Legacy Investments. These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns.

Under the Advisory Agreement, TTG Advisers is entitled to compensation based on our portfolio’s performance. This arrangement may result in riskier or more speculative investments in an effort to maximize incentive compensation. Additionally, because the base management fee payable under the Advisory Agreement is based on total assets less cash, TTG Advisers may have an incentive to increase portfolio leverage in order to earn higher base management fees.

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

Our officers and directors, and members of the TTG Advisers investment team, may serve other entities, including the PE Fund and others that operate in the same or similar lines of business as we do. Accordingly, they may have obligations to those entities, the fulfillment of which might not be in the best interests of us or our shareholders. It is possible that new investment opportunities that meet our investment objective may come to the attention of one of the management team members or our officers or directors in his or her role as an officer or director of another entity or as an investment professional associated with that entity, and, if so, such opportunity might not be offered, or otherwise made available, to us.

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

Our relationship with any investment vehicle we or TTG Advisers manage could give rise to conflicts of interest with respect to the allocation of investment opportunities between us on the one hand and the other vehicles on the other hand.

Our subsidiaries are authorized to and serve as a general partner or managing member to a private equity or other investment vehicle(s) (“Other Vehicles”). We or TTG Advisers may serve as an investment manager, sub-adviser or portfolio manager to the Other Vehicles. This raises a potential conflict of interest with respect to allocation of investment opportunities to us, on the one hand and to the Other Vehicles on the other hand. In fact, our Board authorized the establishment of the PE Fund (See discussion on the PE Fund in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The PE Fund has generally been given priority on all Non-Diversified Investments, which investments would otherwise have been made available to us. (We note that we are currently restricted from making Non-Diversified Investments.) The Board and TTG Advisers have adopted an allocation policy (described above) to help mitigate potential conflicts of interest among us and similarly managed vehicles.

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

Our ability to achieve our investment objective can depend on our ability to sustain continued growth. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide competent, attentive and efficient services and our access to financing sources on acceptable terms. As we grow, TTG Advisers may need to hire, train, supervise and manage new employees. Failure to effectively manage our future growth could have a material adverse effect on our business, financial condition and results of operations.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries. As of October 31, 2012, the fair values of our two largest investments, Summit Research Labs, Inc. (“Summit”) and U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 19.3% and 23.5% of our net assets, respectively. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments. To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate. We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies. See the risk factor below regarding the industries in which Summit and U.S. Gas operate.

As a result of our significant portfolio investment in Summit, we are particularly subject to the risks of that company and the specialty chemical industry.

Given the extent of our investment in Summit, the Company is particularly subject to the risks impacting Summit and the specialty chemicals industry.

Summit operates in a competitive marketplace. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers and customer service. Summit’s competitors maybe larger than it is and may have greater financial resources. These competitors may also be able to maintain significantly greater operating and financial flexibility than it does. As a result, these competitors may be better able to withstand changes in conditions within the industry, changes in the prices of raw materials and energy and in general economic conditions. Additionally, competitors’ pricing decisions could compel Summit to decrease its prices, which could affect its margins and profitability adversely. Summit’s ability to maintain or increase its profitability is, and will continue to be, dependent upon its ability to offset changes in the prices and margins of its products by improving production efficiency and volume, shifting to higher margin chemical products and improving existing products through innovation and research and development. If it is unable to do so or to otherwise maintain its competitive position, it could lose market share to its competitors.

Additionally, downturns in the businesses that use Summit’s specialty chemicals will adversely affect its sales. Historically, downturns in general economic conditions have resulted in diminished product demand, excess manufacturing capacity and lower average selling prices, and Summit may experience similar problems in the future. A decline in economic conditions in Summit’s customers’ cyclical industries may have a material adverse effect on its sales and profitability. Furthermore, increases in the price of the raw materials or energy utilized for Summit’s products, or any disruption in the availability of such raw materials or energy, may have a material adverse effect on Summit’s operating results.

Summit, like others in its industry, is subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning, among other things, emissions in the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials. These requirements, and enforcement of these requirements, may become more stringent in the future. In addition, future regulatory or other developments could also restrict or eliminate the use of, or require Summit to make modifications to, its products, packaging, manufacturing processes and technology, which could have a significant adverse impact on its financial condition, results of operations and cash flows.

As a result of our significant portfolio investment in U.S. Gas, we are particularly subject to the risks of that company and the energy services industry.

Given the extent of our investment in U.S. Gas, the Company is particularly subject to the risks impacting U.S. Gas and the energy service industry.

U.S. Gas’s operating results may fluctuate on a seasonal or quarterly basis and with general economic conditions. Weather conditions and other natural phenomena can also have an adverse impact on earnings and cash flows. Unusually mild weather in the future could diminish U.S. Gas’s results of operations and harm its financial condition. U.S. Gas enters into contracts to purchase and sell electricity and natural gas as part of its operations. With respect to such transactions, the rate of return on its capital investments is not determined through mandated rates, and its revenues and results of operations are likely to depend, in large part, upon prevailing market prices for power in its regional markets and other competitive markets. These market prices can fluctuate substantially over relatively short periods of time. Trading margins may erode as markets mature and there may be diminished opportunities for gain should volatility decline. Fuel prices may also be volatile, and the price U.S. Gas can obtain for power sales may not change at the same rate as changes in fuel costs. These factors could reduce U.S. Gas’s margins and therefore diminish its revenues and results of operations.

U.S. Gas relies on a firm supply source to meet its energy management obligations for its customers. Should U.S. Gas’s suppliers fail to deliver supplies of natural gas and electricity, there could be a material impact on its cash flows and statement of operations. U.S. Gas depends on natural gas pipelines and other storage and transportation facilities owned and operated by third parties to deliver natural gas to wholesale markets and to provide retail energy services to customers. If transportation or storage of natural gas is disrupted, including for reasons of force majeure, the ability of U.S. Gas to sell and deliver its services may be hindered. As a result, it may be responsible for damages incurred by its customers, such as the additional cost of acquiring alternative supply at then-current market rates. Additionally, U.S. Gas depends on transmission facilities owned and operated by unaffiliated power companies to deliver the power it sells at wholesale. If transmission is disrupted, or transmission capacity is inadequate, U.S. Gas may not be able to deliver its wholesale power.

U.S. Gas is subject to substantial regulation by federal, state and local regulatory authorities. It is required to comply with numerous laws and regulations and to obtain numerous authorizations, permits, approvals and certificates from governmental agencies. U.S. Gas cannot predict the impact of any future revisions or changes in interpretations of existing regulations or the adoption of new laws and regulations applicable to it. Changes in regulations or the imposition of additional regulations could influence its operating environment and may result in substantial costs to U.S. Gas.

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

Our investment strategy has resulted in some investments in debt or equity of foreign companies (subject to applicable limits prescribed by the 1940 Act). Investing in foreign companies can expose us to additional risks not typically associated with investing in U.S. companies. These risks include exchange rates, changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. A portion of our investments are located in countries that use the euro as their official currency. The USD/euro exchange rate, like foreign exchange rates in general, can be volatile and difficult to predict. This volatility could materially and adversely affect the value of the Company’s shares and our interests in affected portfolio companies.

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

The Company’s shares of common stock began to trade on the NYSE on June 26, 2000, under the symbol “MVC.” The Company had 8,993 shareholders on December 3, 2012.

The following table reflects, for the periods indicated, the high and low closing prices per share of the Company’s common stock on the NYSE, by quarter.

QUARTER ENDED	HIGH	LOW
FISCAL YEAR 2012
10/31/12	$12.86	$12.26
07/31/12	$13.13	$12.33
04/30/12	$13.30	$12.28
01/31/12	$12.98	$11.01
FISCAL YEAR 2011
10/31/11	$13.14	$10.23
07/31/11	$13.70	$12.51
04/30/11	$14.74	$12.96
01/31/11	$15.12	$13.07

PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Index for the fiscal years 2008 through 2012. The graph assumes that, on October 31, 2007, a person invested $10,000 in each of our common stock, the S&P 500 Stock Index, and the Russell 2000 Financial Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in additional shares of our common stock. Past performance is no guarantee of future results.

Shareholder Return Performance Graph

Five-Year Cumulative Total Return1

(Through October 31, 2012)

DIVIDENDS AND DISTRIBUTIONS TO SHAREHOLDERS

As a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), the Company is required to distribute to its shareholders, in a timely manner, at least 90% of its investment company taxable and tax-exempt income each year. If the Company distributes, in a calendar year, at least (1) 98% of our ordinary income during each calendar year, (2) 98.2% of our capital gains realized in the period from November 1 of the prior year through October 31 of the current year, and (3) all such ordinary income and capital gains for previous years that were not distributed during those years, it will not be subject to the 4% non-deductible federal excise tax on certain undistributed income of RICs.

Dividends and capital gain distributions, if any, are recorded on the ex-dividend date. Dividends and capital gain distributions are generally declared and paid quarterly according to the Company’s policy established on July 11, 2005. An additional distribution may be paid by the Company to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by

1 Total Return includes reinvestment of dividends through October 31, 2012. Past performance is no guarantee of future results.

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

We may terminate the Plan upon providing written notice to each shareholder participating in the Plan at least 60 days prior to the effective date of such termination. We may also materially amend the Plan at any time upon providing written notice to shareholders participating in the Plan at least 30 days prior to such amendment (except when necessary or appropriate to comply with applicable law or rules and policies of the SEC or other regulatory authority). You may withdraw from the Plan upon providing notice to the Plan Agent. You may obtain additional information about the Plan from the Plan Agent. Below is a description of our dividends declared during fiscal years 2011 and 2012:

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

For the Quarter Ended October 31, 2012

On October 15, 2012, the Company’s Board of Directors declared a dividend of $0.135 per share. The dividend was payable on October 31, 2012 to shareholders of record on October 25, 2012, which represents a 12.5% increase over the prior dividend. The total distribution amounted to $3,228,793.

During the quarter ended October 31, 2012, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 766 shares of our common stock at an average price of $12.29, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

The Company designated 100% of dividends declared and paid during the fiscal year ending October 31, 2012 from net operating income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate shareholders may be eligible for a dividend received deduction for certain ordinary income distributions paid by the Company. The Company designated 100% of dividends declared and paid during the fiscal year ending October 31, 2012 from net operating income as qualifying for the dividends received deduction. The information necessary to prepare and complete shareholder’s tax returns for the 2012 calendar year will be reported separately on form 1099-DIV, if applicable, in January 2013.

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

Purchases of Common Stock

In fiscal 2012, as part of the Plan, we directed the Plan Agent to purchase a total of 3,193 shares of our common stock for an aggregate amount of approximately $40,000 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during fiscal 2012.

Quarter Ended	Total Number of Shares Purchased	Average Price paid Per Share Including Commission
10/31/2012	766	$12.29
7/31/2012	671	$12.55
4/30/2012	648	$12.95
1/31/2012	1,108	$11.98

SHARE REPURCHASE PROGRAM

The Company had no unregistered sales of equity securities for the year ended October 31, 2012.

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

On July 19, 2011, the Company’s Board of Directors approved another share repurchase program authorizing up to $5.0 million for additional share repurchases. No shares were repurchased under this new repurchase program as of October 31, 2012. Implementation of the program as well as the timing thereof depends on a variety of factors, including, among others, the availability of capital, the Company’s current share price and the ability to conduct the offer under the Credit Facility.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Financial information for the fiscal years ended October 31, 2012, 2011, 2010, 2009 and 2008 are derived from the consolidated financial statements, which have been audited by Ernst & Young LLP, the Company’s current independent registered public accounting firm. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Selected Consolidated Financial Data

	Year Ended October 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$25,205	$11,450	$19,315	$21,755	$26,047
Fee income	1,940	2,784	3,696	4,099	3,613
Fee income — asset management	2,300	396
Other income	442	1,341	510	255	367

Total operating income	29,887	15,971	23,521	26,109	30,027
Expenses:
Management fee	8,588	8,845	9,330	9,843	8,989
Portfolio fees — asset management	968	—	—	—	—
Management fee — asset management	757	297	—	—	—
Administrative	3,573	4,320	3,395	3,519	3,620
Interest and other borrowing costs	3,367	3,082	2,825	3,128	4,464
Net Incentive compensation (Note 5)	(5,937)	1,948	2,479	3,717	10,822

Total operating expenses	11,316	18,492	18,029	20,207	27,895

Total waiver by adviser	(2,554)	(251)	(150)	—	—

Total net operating expenses	8,762	18,241	17,879	20,207	27,895

Net operating (loss) income before taxes	21,125	(2,270)	5,642	5,902	2,132
Tax expense (benefit), net	4	14	8	1,377	(936)

Net operating (loss) income	21,121	(2,284)	5,634	4,525	3,068
Net realized and unrealized gain (loss):
Net realized (loss) gain on investments and foreign currency	(20,518)	(26,422)	32,188	(25,082)	1,418
Net change in unrealized appreciation (depreciation) on investments	(22,257)	35,677	(21,689)	34,804	59,465

Net realized and unrealized (loss) gain on investments and foreign currency	(42,775)	9,255	10,499	9,722	60,883

Net (decrease) increase in net assets resulting from operations	$(21,654)	$6,971	$16,133	$14,247	$63,951

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$(0.90)	$0.30	$0.66	$0.59	$2.63
Dividends per share	$0.495	$0.480	$0.480	$0.480	$0.480
Balance Sheet Data:
Portfolio at value	$404,171	$452,215	$433,901	$502,803	$490,804
Portfolio at cost	332,432	358,219	375,582	422,794	445,600
Total assets	456,431	497,107	500,373	510,846	510,711
Shareholders’ equity	386,016	419,510	424,994	424,456	421,871
Shareholders’ equity per share (net asset value)	$16.14	$17.54	$17.71	$17.47	$17.36
Common shares outstanding at period end	23,917	23,917	23,991	24,297	24,297
Other Data:
Number of Investments funded in period	11	13	5	6	15
Investments funded ($) in period	$11,300	$43,235	$8,332	$6,293	$126,300

	2012				2011				2010
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):
Total operating income	6,148	3,931	16,164	3,644	3,421	3,482	4,544	4,524	5,130	5,257	5,336	7,798
Management fee	2,027	2,127	2,177	2,257	2,155	2,183	2,022	2,485	2,232	2,176	2,467	2,455
Portfolio fees — asset management	106	338	462	62	—	—	—	—	—	—	—	—
Management fee — asset management	140	41	188	388		—	227	70	—	—	—	—
Administrative	862	971	817	923	1,105	1,049	990	1,176	777	910	938	770
Interest, fees and other borrowing costs	886	854	832	795	783	784	745	770	770	767	647	641
Net Incentive compensation	(1,410)	(2,415)	(175)	(1,937)	3,483	(463)	531	(1,603)	2,504	(3,270)	2,225	1,020
Total waiver by adviser	(38)	(37)	(2,383)	(96)	(38)	(37)	(38)	(138)	(50)	(50)	(50)	—
Tax expense	3	—	—	1	2	—	2	10	2	—	1	5
Net operating income (loss) before net realized and unrealized gains	3,572	2,052	14,246	1,251	(4,069)	(34)	65	1,754	(1,105)	4,724	(892)	2,907
Net (decrease) increase in net assets resulting from operations	(3,557)	(10,595)	1,515	(9,018)	13,282	(2,369)	2,302	(6,244)	11,307	(11,281)	8,969	7,138
Net (decrease) increase in net assets resulting from operations per share	(0.14)	(0.45)	0.06	(0.37)	0.56	(0.10)	0.10	(0.26)	0.47	(0.47)	0.37	0.29
Net asset value per share	16.14	16.42	16.99	17.04	17.54	17.1	17.32	17.33	17.71	17.35	17.89	17.64

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests and other private equity transactions. During the fiscal year ended October 31, 2011, the Company made six new investments and made seven additional investments in four existing portfolio companies committing a total of $43.2 million of capital to these investments. During the fiscal year ended October 31, 2012, the Company made two new investments and made nine additional investments in five existing portfolio companies committing a total of $11.3 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2012, 2.36% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s). In fact, during fiscal year 2006, we established MVC Partners, LLC (“MVC Partners”) for this purpose. Furthermore, the Board of Directors authorized the establishment of a PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP and which may raise up to $250 million. On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund. The PE Fund closed on approximately $104 million of capital commitments. The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is currently restricted from making Non-Diversified Investments. For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund. Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund. In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies. Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations. Previously, MVC Partners was presented as a Portfolio Company on the Schedule of Investments. The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company. There are additional disclosures resulting from this consolidation. Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

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

OPERATING INCOME

For the Fiscal Years Ended October 31, 2012, 2011 and 2010.    Total operating income was $29.9 million for the fiscal year ended October 31, 2012 and $16.0 million for the fiscal year ended October 31, 2011, an increase of $13.9 million. Fiscal year 2011 operating income decreased by $7.5 million compared to fiscal year 2010 operating income of $23.5 million.

For the Fiscal Year Ended October 31, 2012

Total operating income was $29.9 million for the fiscal year ended October 31, 2012. The increase in operating income over the same period last year was primarily due to an increase in dividend income and fee income from asset management offset by a decrease in fees from portfolio companies and other income. The main components of operating income for the year ended October 31, 2012, was dividend income from portfolio companies and the interest earned on loans. The Company earned approximately $25.2 million in interest and dividend income from investments in portfolio companies, of which $12.0 million was a non-recurring dividend. Of the $25.2 million recorded in interest/dividend income, approximately $3.1 million was “payment in kind” interest/dividends. The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 6% to 14%, excluding those investments, which interest is being reserved against. The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $2.3 million and fee income from portfolio companies of approximately $1.9 million, totaling approximately $4.2 million. Of the $2.3 million of fee income from asset management, 75% of the income is obligated to be paid to TTG Advisers. However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Fiscal Years Ended October 31, 2012, 2011 and 2010.    Net Operating expenses were $8.8 million for the fiscal year ended October 31, 2012 and $18.2 million for the fiscal year ended 2011, a decrease of $9.4 million. Fiscal year 2011 operating expenses increased by approximately $300,000 compared to fiscal year 2010 operating expenses of $17.9 million.

For the Fiscal Year Ended October 31, 2012

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $8.8 million or 2.17% of the Company’s average net assets, when annualized, for the year ended October 31, 2012. Significant components of operating expenses for the year ended October 31, 2012 were management fee expense totaling approximately $9.3 million, which includes management fees related to the Company of approximately $8.6 million and the PE Fund of approximately $757,000, and interest and other borrowing costs of approximately $3.4 million.

The $9.4 million decrease in the Company’s net operating expenses for the year ended October 31, 2012 compared to the year ended October 31, 2011, was primarily due to the $7.9 million decrease in the estimated provision for incentive compensation expense and the $2.3 million voluntary waiver of the income incentive fee payment, which were offset by the addition of approximately $968,000 in portfolio fees — asset management expense. The portfolio fees are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund. To the extent the GP or TTG Advisers receives advisory, monitoring organization or other customary fees from any portfolio company of the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers. For the 2010 through 2012 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). On October 23, 2012, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% and the Voluntary Waiver to the 2013 fiscal year. TTG Advisers had also voluntarily agreed that any assets of the Company that were invested in exchange-traded funds and the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. For fiscal year 2011 and fiscal year 2012, the Company’s expense ratio was 3.18% and 2.95%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the year ended October 31, 2012, the provision for incentive compensation was decreased by a net amount of approximately $8.3 million to approximately $15.7 million. The net decrease in the provision for incentive compensation during the year ended October 31,

2012 reflects the Valuation Committee’s determination to decrease the fair values of eleven portfolio investments (BP, HH&B, MVC Automotive Group B.V. (“MVC Automotive”), Security Holdings, SGDA Europe, NPWT, SIA Tekers Invest (“Tekers”), Velocitius B.V. (“Velocitius”), BPC II, LLC (“BPC”), Centile and Ohio Medical Corporation (“Ohio Medical”)) by a total of $35.4 million and the dividend distribution of $12.0 million received from Summit Research Labs, Inc. (“Summit”). The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of five portfolio investments (Octagon Fund, Vestal Manufacturing Enterprises, Inc. (“Vestal”), Octagon Credit Investors, LLC (“Octagon”), Turf Products, LLC (“Turf”) and RuMe) by a total of approximately $5.7 million. The Valuation Committee also increased the fair value of the Company’s escrow receivable related to Vitality by $130,000. For the year ended October 31, 2012, a provision of approximately $2.3 million was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate for the quarter ended April 30, 2012. TTG Advisers has voluntarily agreed to waive the income-related incentive fee payment of approximately $2.3 million that the Company would otherwise be obligated to pay to TTG Advisers under the Advisory Agreement. Please see Note 5 of our consolidated financial statements “Incentive Compensation” for more information.

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

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2011, the provision for incentive compensation was increased by a net amount of approximately $1.9 million to approximately $23.9 million. The increase in the provision for incentive compensation during the fiscal year ended October 31, 2011 reflects both increases and decreases by the Valuation Committee in the fair values of certain portfolio companies. The provision also reflects the sale of the SPDR Barclays Capital High Yield Bond Fund and the iShares S&P U.S. Preferred Stock Index Fund for a realized gain of approximately $106,000, realized gains of approximately $55,000 and $317,000 from the Octagon Fund and LHD Europe Holding, Inc. (“LHD Europe”), respectively, and a realized loss from the sale of HuaMei of $2.0 million. Specifically, it reflects the Valuation Committee’s determination to increase the fair values of six of the Company’s portfolio investments (Summit, SHL Group Limited, Security Holdings, Total Safety U.S., Inc. (“Total Safety”), U.S. Gas, and Velocitius) by a total of approximately $39.7 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions, which were treated as a return of capital. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (BP, Ohio Medical common and preferred stock, MVC Automotive, HuaMei Capital Company, Inc. (“HuaMei”), Tekers, Octagon Fund, NPWT,

SGDA Europe, Vestal and HH&B) by a total of $32.1 million. During the fiscal year ended October 31, 2011, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 5 of our consolidated financial statements “Incentive Compensation” for more information.

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

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2010, the provision for incentive compensation was increased by a net amount of $2.5 million to $22.0 million. The increase in the provision for incentive compensation reflects both increases and decreases by the Valuation Committee in the fair values of certain portfolio companies and the sale of Vitality for a realized gain of $13.9 million. The difference between the amount received from the sale and Vitality’s carrying value at October 31, 2009 was an increase of $3.0 million. The amount of the provision also reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Octagon, Summit, Velocitius, LHD Europe, PreVisor, Inc. (“PreVisor”), U.S. Gas, Vestal and Dakota Growers Pasta Company, Inc. (“Dakota Growers”)) by a total of $54.2 million. The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $6.8 million due to PIK distributions, which were treated as a return of capital. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of ten of the Company’s portfolio investments (Amersham Corporation (“Amersham”), BP, Ohio Medical, MVC Automotive, Security Holdings, Harmony Pharmacy, GDC Acquisition, LLC (“GDC”), SGDA Europe, Turf and SGDA) by a total of $50.5 million and the Valuation Committee determination not to increase the fair values of the Amersham loan, the BP second lien loan and the GDC senior subordinated loan for the accrued PIK interest totaling approximately $732,000. As of October 31, 2010, the Company does not anticipate an incentive compensation payment being made to TTG Advisers for fiscal year 2010 based on the terms of the Advisory Agreement. During the fiscal year ended October 31, 2010, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 5 of the consolidated financial statements, “Incentive Compensation” for more information.

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Fiscal Years Ended October 31, 2012, 2011 and 2010.    Net realized losses for the fiscal year ended October 31, 2012 were $20.5 million and for the fiscal year ended October 31, 2011 were $26.4 million, a decrease of approximately $5.9 million. Net realized gains for the fiscal year ended October 31, 2010 were $32.2 million.

For the Fiscal Year Ended October 31, 2012

Net realized losses for the year ended October 31, 2012 were approximately $20.5 million. The significant components of the Company’s net realized losses for the year ended October 31, 2012 were primarily due to the reorganization of BP, the sale of Safestone Technologies Limited (“Safestone”), and the realization of the losses on GDC and MVC Partners, which were partially offset by the realized gain from the sale of SHL Group Limited.

On December 12, 2011, BP filed for Chapter 11 protection in New York with agreement to turn ownership over to secured lenders under a bankruptcy reorganization plan. On June 20, 2012, BP completed the bankruptcy process, which resulted in a realized loss of approximately $23.4 million on the Company’s second lien loan, term loan A and term loan B.

On March 23, 2012, the Company sold its shares in the Octagon Fund for approximately $3.0 million resulting in a realized gain of approximately $18,000. Also during the year ended October 31, 2012, the Company received distributions from the Octagon Fund of approximately $45,000, which were treated as realized gains.

On July 10, 2012, the Company sold its 21,064 common shares of Safestone, a Legacy Investment. The amount received from the sale was approximately $50,000 and resulted in a realized loss of approximately $2.0 million.

On August 9, 2012, the Company sold its common shares of SHL Group Limited and received gross proceeds of approximately $15.3 million, resulting in a realized gain of approximately $9.2 million. The $15.3 million in proceeds includes all transaction expenses and approximately $225,000 held in escrow, which was fair valued at $135,000 as of October 31, 2012.

On October 31, 2012, the Company realized the loss of approximately $3.2 million on GDC because GDC was no longer doing business due to alleged accounting discrepancies, which has resulted in an investigation by the U.S. Department of Justice.

During the year ended October 31, 2012, MVC Partners and MVCFS’ General Partnership interest received distributions totaling approximately $41,000 from the PE Fund, which were treated as realized gains.

During the fiscal year ended October 31, 2012, the Company realized a loss on its investment in MVC Partners of approximately $1.4 million. Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

During the year ended October 31, 2012, the Valuation Committee determined to increase the fair values of the Vitality and Vendio escrows by a combined amount of approximately $143,000, which were recorded as realized gains.

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

On August 31, 2011, Sonexis, Inc., a Legacy Investment, completed the dissolution of its operations and the sales of its assets. The Company realized a loss of $10.0 million as a result of this dissolution.

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

For the Fiscal Year Ended October 31, 2010

Net realized gains for the fiscal year ended October 31, 2010 were $32.2 million. The significant components of the Company’s net realized gains for the fiscal year ended October 31, 2010 were primarily due to the gains on the sale of Vitality Foodservice, Inc. (Vitality”) common and preferred stock and warrants and the sale of Dakota Growers common and preferred stock which were offset by the losses on the sale of Vendio common and preferred stock and Phoenix Coal common stock.

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

UNREALIZED APPRECIATION AND DEPRECIATION ON PORTFOLIO SECURITIES

For the Fiscal Years Ended October 31, 2012, 2011 and 2010.    The Company had a net change in unrealized depreciation on portfolio investments of $22.3 million for the fiscal year ended October 31, 2012 and a net change in unrealized appreciation of $35.7 million for the fiscal year ended October 31, 2011, a decrease of $58.0 million. The Company had a net change in unrealized depreciation on portfolio investments of $21.7 million for the fiscal year ended October 31, 2010.

For the Fiscal Year Ended October 31, 2012

The Company had a net change in unrealized depreciation on portfolio investments of approximately $22.3 million for the year ended October 31, 2012. The change in unrealized depreciation for the year ended October 31, 2012 primarily resulted from the $12.0 million cash dividend received from Summit, the reclassification from unrealized to realized, caused by the sale of SHL Group Limited of approximately $9.2 million and the Valuation Committee’s decision to decrease the fair values of the Company’s investments in

BP term loan A by $100,000, HH&B common stock by $900,000, MVC Automotive equity interest by approximately $8.9 million, SGDA Europe equity interest by approximately $2.6 million, Security Holdings equity interest by approximately $9.2 million, BPC equity interest by $180,000, MVC Partners equity interest by approximately $1.1 million, NPWT common and preferred stock by approximately $31,000 and $560,000, respectively, Tekers common stock by $278,000, Velocitius equity interest by approximately $3.4 million, Ohio Medical preferred stock by $8.4 million, Centile equity interest by approximately $34,000 and value the liability associated with the Ohio Medical guarantee at $825,000. These changes in unrealized depreciation were partially off-set by the reclassifications from unrealized depreciation to realized losses caused by BP, Safestone, MVC Partners and GDC of approximately $29.9 million and the Valuation Committee decision to increase the fair values of the Company’s investments in Octagon Fund by approximately $227,000, RuMe preferred stock by approximately $417,000, Turf equity interest by approximately $153,000, MVCFS’ General Partnership interest in the PE Fund by approximately $1,000, Octagon equity interest by $700,000 and Vestal common stock by approximately $4.2 million.

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

PORTFOLIO INVESTMENTS

For the Fiscal Years Ended October 31, 2012 and 2011.    The cost of the portfolio investments held by the Company at October 31, 2012 and 2011 was $332.4 million and $358.2 million, respectively, representing a decrease of $25.8 million. The primary reasons for the decrease in the cost of the portfolio investments are the realizations on investments and repayment of debt investments, as well as other factors. The aggregate fair value of portfolio investments at October 31, 2012 and at October 31, 2011 was $404.2 million and $452.2 million, respectively, representing a decrease of $48.0 million. The cost and aggregate market value of cash and cash equivalents held by the Company at October 31, 2012 and 2011 was $42.6 million and $35.2 million, respectively, representing an increase of approximately $7.4 million.

For the Fiscal Year Ended October 31, 2012

During the fiscal year ended October 31, 2012, the Company made two new investments, committing capital totaling $2.5 million. The investments were made in Freshii ($1.0 million) and Biovation ($1.5 million).

During the fiscal year ended October 31, 2012, the Company made nine follow-on investments in five existing portfolio companies totaling approximately $8.8 million. The Company through MVC Partners Limited Partnership interest and MVCFS’ General Partnership interest contributed approximately $8.2 million of its $20.1 million capital commitment to the PE Fund, which as of October 31, 2012, has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc. On February 1, 2012, the Company made an equity investment in SHL Group Limited of approximately $48,000 for an additional 9,568 shares of common stock. On September 17, 2012, the Company loaned SGDA $360,000, increasing the term loan to approximately $6.5 million at October 31, 2012 and extended the maturity date to August 31, 2014. On October 3, 2012, the Company increased its common equity interest in Centile by approximately $173,000, which was fair valued at $3.1 million as of October 31, 2012.

On November 30, 2011, as part of the Ohio Medical debt refinancing, the Company agreed to guarantee a series B preferred stock tranche of equity. As of October 31, 2012, the amount guaranteed was approximately $21.1 million and the guarantee obligation was fair valued at $825,000 by the Valuation Committee.

On December 12, 2011, BP filed for Chapter 11 protection in New York with agreement to turn ownership over to secured lenders under a bankruptcy reorganization plan. On June 20, 2012, BP completed the bankruptcy process which resulted in a realized loss of approximately $23.4 million on the Company’s second lien loan, term loan A and term loan B. As a result of the bankruptcy process, the Company received a limited liability company interest in BPC.

On December 28, 2011, the Company received its third scheduled disbursement from the Vitality escrow of approximately $585,000. The escrow was fair valued at approximately $472,000 as of October 31, 2012.

On March 7, 2012, the Board of Directors of Summit approved a recapitalization and declared a $15.0 million dividend, of which $12.0 million was paid to the Company, resulting in a $12.0 million reduction in the fair value of the common stock.

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

On August 9, 2012, the Company sold its common shares of SHL Group Limited and received gross proceeds of approximately $15.3 million, resulting in a realized gain of approximately $9.2 million. The $15.3 million in proceeds includes all transaction expenses and approximately $225,000 held in escrow, which had a fair value of $135,000 as of October 31, 2012.

On October 12, 2012, the Company received a dividend from U.S. Gas of approximately $2.4 million. U.S. Gas’ board approved an initial dividend to its shareholders, with future distributions projected to be paid quarterly. The Company anticipates receiving dividends from U.S. Gas for as long as it maintains its equity investment in U.S. Gas, and its cash flows can support the dividend. Each quarterly dividend must be approved by U.S. Gas’s board of directors and be permissible under its gas and electric supply credit agreement.

During the fiscal year ended October 31, 2012, Marine Exhibition Corporation (“Marine”) made principal payments totaling $600,000 on its senior subordinated loan. As of October 31, 2012, the balance of the loan was approximately $11.8 million.

During the fiscal year ended October 31, 2012, Pre-Paid Legal made principal payments on its tranche A term loan totaling approximately $976,000. The outstanding balance of the tranche A term loan was approximately $3.0 million.

During the fiscal year ended October 31, 2012, the Company realized a loss on its investment in MVC Partners of approximately $1.4 million. Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

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

During the quarter ended October 31, 2012, the Valuation Committee increased the fair value of the Company’s investments in Vestal common stock by approximately $1.8 million, Octagon equity interest by $700,000, Velocitius equity interest by approximately $2.5 million, Turf equity interest by $271,000, SGDA Europe equity interest by $239,000, Tekers common stock by $139,000 and MVCFS’ General Partnership interest in the PE Fund by approximately $13,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, U.S. Gas, Freshii and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $836,104. The Valuation Committee also decreased the fair value of the Company’s investments in HH&B common stock by $150,000, MVC Automotive equity interest by $362,000, MVC Partners equity interest by approximately $71,000, Security Holdings equity interest by approximately $3.0 million, Ohio Medical preferred stock and guarantee by $8.4 million and $125,000, respectively, NPWT common and preferred stock by approximately $25,000 and $440,000, respectively, and Centile equity interest by approximately $34,000. Also, during the quarter ended October 31, 2012, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $99,000.

During the fiscal year ended October 31, 2012, the Valuation Committee increased the fair value of the Company’s investments in Octagon Fund by approximately $227,000, RuMe preferred stock by approximately $417,000, Turf equity interest by approximately $153,000, MVCFS’ General Partnership interest in the PE Fund by approximately $1,000, Octagon equity interest by $700,000 and Vestal common stock by approximately $4.2 million. The Valuation Committee also increased the fair values of the Company’s escrow receivables related to Vitality by $130,000 and Vendio by approximately $13,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit U.S. Gas, and Freshii and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $3,131,042. The Valuation Committee also decreased the fair value of the Company’s investments in BP term loan A by $100,000, HH&B common stock by $900,000, MVC Automotive equity interest by approximately $8.9 million, SGDA Europe equity interest by approximately $2.6 million, Security Holdings equity interest by approximately $9.2 million, BPC equity interest by $180,000, MVC Partners equity interest by approximately $1.1 million, NPWT common and preferred stock by approximately $31,000 and $560,000, respectively, Tekers common stock by $278,000, Velocitius equity interest by approximately $3.4 million, Ohio Medical preferred stock by $8.4 million, Centile equity interest by approximately $34,000 and valued the liability associated with the Ohio Medical guarantee at $825,000. Also, during the fiscal year ended October 31, 2012, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $188,000.

At October 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments, was $404.2 million with a cost basis of $332.4 million. At October 31, 2012, the fair value and cost basis of portfolio investments of the Legacy Investments were $10.8 million and $30.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $393.4 million and $303.5 million, respectively. At October 31, 2011, the fair value of all portfolio investments, exclusive of short-term securities, was $452.2 million, with a cost basis of $358.2 million. At October 31, 2011, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $32.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.4 million and $325.9 million, respectively.

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

Portfolio Companies

During the fiscal year ended October 31, 2012, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2011 and October 31, 2012, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million. The investment has been fair valued at $0.

Biovation Holdings Inc.

Biovation, Mankato, Minnesota, is a manufacturer and marketer of environmentally friendly, organic and sustainable laminate materials and composites.

On May 22, 2012, the Company invested $1.5 million in Biovation in the form of a loan. The loan bears annual interest at 12% and matures on February 28, 2014.

At October 31, 2012, the Company’s investment in Biovation had an outstanding balance, cost basis and fair value of approximately $1.5 million.

Peter Seidenberg, Chief Financial Officer of the Company, and Jim Lynch, a representative of the Company, serve as directors of Biovation.

BP Clothing, LLC

BP, Pico Rivera, California, is a company that designs, manufactures, markets and distributes women’s apparel under several brand names.

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

During the fiscal year ended October 31, 2012, the Valuation Committee decreased the fair value of the term loan A by $100,000.

On June 20, 2012, BP completed the bankruptcy process which resulted in a realized loss of approximately $23.4 million on the Company’s second lien loan, term loan A and term loan B. As a result of the bankruptcy process, the Company received a limited liability company interest in BPC.

At October 31, 2012, the Company no longer held an investment in BP.

BPC II, LLC

BPC, Arcadia, California, is a company that designs, manufactures, markets and distributes women’s apparel under several brand names.

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

During the fiscal year ended October 31, 2012, the Valuation Committee decreased the fair value of the limited liability company interest in BPC by $180,000.

At October 31, 2012, the equity investment had a cost basis of $180,000 and a fair value of $0.

Centile Holding B.V.

Centile, Sophia-Antipolis, France, is a leading European innovator of unified communications, network platforms, hosted solutions, applications and tools that help mobile, fixed and web-based communications service providers serve the needs of enterprise end users.

At October 31, 2011, the Company’s investment in Centile consisted of common equity interest at a cost and fair value of approximately $3.0 million.

On October 3, 2012, the Company increased its common equity interest in Centile by approximately $173,000.

During the fiscal year ended October 31, 2012, the Valuation Committee decreased the fair value of the common equity interest by approximately $34,000.

At October 31, 2012, the Company’s investment in Centile consisted of common equity interest at a cost of $3.2 million and a fair value of approximately $3.1 million.

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

At October 31, 2012, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost and fair value of $44,000 and the 1,991 shares of convertible series B preferred stock had a cost and fair value of approximately $10.0 million. The unsecured subordinated loan had a cost basis, outstanding balance and fair value of approximately $15.6 million. The Company extended the maturity date of the loan to June 18, 2013. The increase in the cost basis and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

Michael Tokarz, Chairman of the Company, and Shivani Khurana, representative of the Company, serve as directors of Custom Alloy.

DPHI, Inc. (formerly DataPlay, Inc.)

DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.

At October 31, 2011 and October 31, 2012, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2011 and October 31, 2012, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $10.8 million.

Bruce Shewmaker, an officer of the Company, serves as a director of Foliofn.

Freshii USA, Inc.

Freshii, Chicago, Illinois, is a chain of “fast casual” restaurants serving fresh and healthy food for breakfast, lunch and dinner. Freshii currently has 33 locations in 21 cities and four countries.

On January 13, 2012, the Company invested $1.0 million in Freshii in the form of a senior secured loan with an annual interest rate of 12% and a maturity date of January 11, 2017, and received a warrant at no cost to the Company. The Company allocated a portion of the cost basis in the senior secured loan to the warrant at the time the investment was made.

At October 31, 2012, the Company’s investment in Freshii consisted of a senior secured loan with an outstanding balance, cost basis and fair value of approximately $1.0 million. The warrant had a cost and fair value of approximately $34,000. The increase in cost and fair value of the loan is due to the amortization of loan origination fees, the capitalization of “payment in kind” interest and the discount associated with the warrant. These increases were approved by the Company’s Valuation Committee.

GDC Acquisitions, LLC d/b/a JDC Lighting, LLC

GDC is the holding company of JDC Lighting, LLC (“JDC”). GDC, New York, New York, was a distributor of commercial lighting and electrical products.

At October 31, 2011, the Company’s investment in GDC consisted of a $3.3 million senior subordinated loan, bearing annual interest at 17% and matured on August 31, 2011. The loan had an outstanding balance of approximately $3.3 million, a cost basis of approximately $3.2 million and was fair valued at $0. The warrant was fair valued at $0.

On October 31, 2012, the Company realized the loss of approximately $3.2 million because GDC was no longer doing business due to alleged accounting discrepancies, which has resulted in an investigation by U.S. Department of Justice.

At October 31, 2012, the Company no longer held an investment in GDC.

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

During the fiscal year ended October 31, 2012, the Valuation Committee decreased the fair value of the common stock by $900,000.

At October 31, 2012, the Company’s investment in HH&B consisted of 147,621 shares of common stock with a cost of $6.7 million and fair value of $100,000.

Michael Tokarz, Chairman of the Company, serves as a director of HH&B.

Integrated Packaging Corporation

IPC, New Brunswick, New Jersey, is a manufacturer of corrugated boxes and packaging material.

At October 31, 2011, the Company’s investment in IPC consisted of a warrant, which was received in exchange for services provided to another investor in IPC. The warrant had a zero cost basis and has been fair valued at $0.

On June 27, 2012, IPC completed the liquidation process filed under Chapter 7. There was no realized gain or loss as a result of the liquidation.

At October 31, 2012, the Company no longer held an investment in IPC.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2011 and October 31, 2012, the Company’s investment in JSC Tekers consisted of a secured loan with an outstanding balance, a cost basis and a fair value of $4.0 million and 2,250 shares of common stock with a cost basis and fair value of $4,500. The secured loan has an interest rate of 8% and a maturity date of June 30, 2014.

Lockorder Limited (formerly Safestone Technologies PLC)

Lockorder, located in Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.

At October 31, 2011 and October 31, 2012, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million. The investment has been fair valued at $0 by the Company’s Valuation Committee.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2011 and October 31, 2012, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

Marine Exhibition Corporation

Marine, Miami, Florida, owns and operates the Miami Seaquarium. The Miami Seaquarium is a family-oriented entertainment park.

At October 31, 2011, the Company’s investment in Marine consisted of a senior secured loan and 20,000 shares of preferred stock. The senior secured loan had an outstanding balance of approximately $12.0 million and a cost basis of approximately $11.9 million. The senior secured loan bears annual interest at 11% and matures on August 30, 2017. The senior secured loan was fair valued at approximately $12.0 million. The preferred stock was fair valued at approximately $3.0 million. The dividend rate on the preferred stock is 12% per annum.

During the fiscal year ended October 31, 2012, Marine made principal payments totaling $600,000 on its senior secured loan.

At October 31, 2012, the Company’s senior secured loan had an outstanding balance, cost basis and fair value of approximately $11.8 million. The preferred stock had a cost and fair value of approximately $3.3 million. The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends. These increases were approved by the Company’s Valuation Committee.

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

During the fiscal year ended October 31, 2012, the Valuation Committee decreased the fair value of the equity interest by approximately $8.9 million.

At October 31, 2012, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $34.7 million and a fair value of approximately $33.5 million. The bridge loan had a cost and fair value of approximately $3.6 million. The mortgage guarantee for MVC Automotive was equivalent to approximately $5.2 million at October 31, 2012. This guarantee was taken into account in the valuation of MVC Automotive.

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

During the fiscal year ended October 31, 2012, the Company made three follow-on investments in MVC Partners totaling approximately $8.0 million, which was used to fund MVC Partners’ limited partnership commitment to the PE Fund.

During the fiscal year ended October 31, 2012, the Valuation Committee decreased the fair value of the equity interest in MVC Partners by approximately $1.1 million.

During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations. Previously, MVC Partners was presented as a Portfolio Company on the Schedule of Investments. See MVC Private Equity Fund, L.P. below for more information.

MVC Private Equity Fund, L.P.

MVC Private Equity Fund, L.P., Purchase, New York, is a private equity fund focused on control equity investments in the lower middle market. MVC GP II, an indirect wholly-owned subsidiary of the Company, serves as the GP to the PE Fund and is exempt from the requirement to register with the Securities and Exchange Commission as an investment adviser under Section 203 of the Investment Advisers Act of 1940. MVC GP II is wholly-owned by MVCFS, a subsidiary of the Company. The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to participate in Non-Diversified Investments made by the PE Fund. As previously disclosed, the Company is currently restricted from making Non-Diversified Investments. For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund. Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund. In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to the remaining 75% of the management and other fees generated by the PE Fund and its portfolio companies and any carried interest generated by the PE Fund. A significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund. Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. The PE Fund’s term will end on October 29, 2016; unless the GP, in its sole discretion, extends the term of the PE Fund for two additional periods of one year each.

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

During the fiscal year ended October 31, 2012, the Company, via MVCFS, made three investments in MVC PE Fund totaling approximately $204,000 in the form of a general partnership interest.

During the fiscal year ended October 31, 2012, the Valuation Committee increased the fair value of the general partnership interest in the PE Fund by approximately $1,000.

During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations. At October 31, 2012, the cost basis of the limited partnership interest in the PE Fund was equal to the investments made in the PE Fund of approximately $8.0 million and had a fair value of approximately $8.1 million.

At October 31, 2012, the Company’s general partnership interest in the PE Fund had a cost basis of approximately $204,000 and fair value of approximately $206,000.

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

During the fiscal year ended October 31, 2012, the Valuation Committee decreased the fair value of the common stock by approximately $31,000 and the preferred stock by approximately $560,000.

At October 31, 2012, the common stock had a cost basis of approximately $1.2 million and a fair value of $25,000. The convertible preferred stock had a cost basis of $0 and a fair value of $440,000.

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

During the fiscal year ended October 31, 2012, the cost basis and fair value of the equity investment was increased by approximately $188,000 because of an allocation of flow through income by the Company’s Valuation Committee.

During the fiscal year ended October 31, 2012, the Valuation Committee increased the fair value of the equity investment by $700,000.

At October 31, 2012, the equity investment had a cost basis of approximately $2.4 million and a fair value of $6.2 million.

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

During the fiscal year ended October 31, 2012, the Valuation Committee increased the fair value of the investment by approximately $227,000.

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

At October 31, 2012, the Company no longer held an investment in Octagon Fund.

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

On November 30, 2011, as part of Ohio Medical’s refinancing of their debt, the Company agreed to guarantee a series B preferred stock tranche of equity, with a 12% coupon for the first 18 months it is outstanding. After that initial period, the rate increases by 400bps to 16% for the next 6 months and increases by 50 bps (.5%) each 6 month period thereafter. The amount guaranteed was approximately $19.0 million and initially fair valued at $700,000 by the Valuation Committee.

During the fiscal year ended October 31, 2012, the Valuation Committee decreased the fair value of the preferred stock by $8.4 million and increased the guarantee obligation by $125,000.

At October 31, 2012, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis of approximately $15.8 million and a fair value of $0 and 21,176 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $31.1 million. The guarantee obligation had a fair value of negative $825,000.

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

During the fiscal year ended October 31, 2012, Pre-Paid Legal made principal payments on its tranche A term loan totaling approximately $976,000.

At October 31, 2012, the loans had a combined outstanding balance of $7.0 million and a cost basis and fair value of approximately $6.9 million. The increases in the costs of the term loans are due to the amortization of the original issue discount.

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

During the fiscal year ended October 31, 2012, the Valuation Committee increased the fair value of the preferred stock by approximately $417,000.

At October 31, 2012, the Company’s investment in RuMe consisted of 999,999 shares of common stock with a cost basis and fair value of approximately $160,000 and 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.4 million.

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

At October 31, 2012, the Company no longer held an investment in Safestone Limited.

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

On August 29, 2012, TTG Advisers extended a short-term, below market interest rate loan to FIMA. Our Board of Directors, including all of the Independent Directors, approved the loan (Mr. Tokarz recused himself from making a determination or recommendation on this matter).

During the fiscal year ended October 31, 2012, the Valuation Committee decreased the fair value of the common equity interest by $9.2 million.

At October 31, 2012, the Company’s common equity interest in Security Holdings had a cost basis of approximately $40.2 million and a fair value of approximately $24.0 million.

Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2011, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of $10.5 million.

During the fiscal year ended October 31, 2012, the Valuation Committee decreased the fair value of the common equity interest by approximately $2.6 million.

At October 31, 2012, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of approximately $7.9 million.

Christopher Sullivan, a representative of the Company, serves as a director of SGDA Europe.

SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH

SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.

At October 31, 2011, the Company’s investment in SGDA consisted of a term loan with an outstanding balance and cost basis of approximately $6.2 million. The term loan bears annual interest at 7.0% and matures on August 31, 2012. The term loan was fair valued at approximately $6.2 million.

On September 17, 2012, the Company loaned SGDA $360,000, increasing the term loan to approximately $6.5 million and extended the maturity date to August 31, 2014.

At October 31, 2012, the Company’s investment in SGDA consisted of a term loan with an outstanding balance and cost basis of approximately $6.5 million. The term loan bears annual interest at 7.0%. The term loan was fair valued at approximately $6.5 million.

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

On August 9, 2012, the Company sold its common shares of SHL Group Limited and received gross proceeds of approximately $15.3 million, resulting in a realized gain of approximately $9.2 million. The $15.3 million in proceeds includes all transaction expenses and approximately $225,000 held in escrow, which had a fair value of $135,000 as of October 31, 2012.

At October 31, 2012, the Company no longer held an investment in SHL Group Limited.

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

During the fiscal year ended October 31, 2012, the Valuation Committee decreased the fair value of the common stock by $278,000.

At October 31, 2012, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $1.2 million. The guarantee for Tekers had a commitment of 150,000 euros at October 31, 2012, equivalent to approximately $194,000. This guarantee was taken into account in the valuation of Tekers.

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

On March 7, 2012, the Board of Directors of Summit approved a recapitalization and declared a $15.0 million dividend, of which $12.0 million was paid to the Company, resulting in a $12.0 million reduction in the fair value of the common stock.

At October 31, 2012, the Company’s second lien loan had an outstanding balance of approximately $11.9 million with a cost of approximately $11.8 million. The second lien loan was fair valued at approximately $11.9 million. The maturity date for the second lien loan was extended to September 30, 2017. The 1,115 shares of common stock were fair valued at $62.5 million and had a cost basis of $16.0 million. The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee.

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

At October 31, 2012, the loan had an outstanding balance of $7.0 million and a cost basis and fair value of approximately $6.9 million. The increase in the cost and fair value of the second lien loan is due to the amortization of the original issue discount.

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

During the fiscal year ended October 31, 2012, the Valuation Committee increased the fair value of the membership interest by $153,000.

At October 31, 2012, the mezzanine loan had an outstanding balance, cost basis and a fair value of approximately $8.4 million. The junior revolving note had an outstanding balance and fair value of $1.0 million. The membership interest has a cost of approximately $3.5 million and a fair value of approximately $2.9 million. The warrants had a cost of $0 and a fair value of $0.

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

On October 12, 2012, the Company received a dividend from U.S. Gas of approximately $2.4 million. U.S. Gas’ board approved an initial dividend to its shareholders, with future distributions projected to be paid quarterly. The Company anticipates receiving dividends from U.S. Gas for as long as it maintains its equity investment in U.S. Gas, and its cash flows can support the dividend. Each quarterly dividend must be approved by U.S. Gas’s board of directors and be permissible under its gas and electric supply credit agreement.

At October 31, 2012, the second lien loan had an outstanding balance, cost basis and a fair value of approximately $9.6 million. The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest. These increases were approved by the Company’s Valuation Committee. The maturity date for the second lien loan was extended to July 25, 2015. The convertible Series I preferred stock had a fair value of $81.1 million and a cost of $500,000 and the convertible Series J preferred stock had a cost and fair value of $0. The value of the Series J preferred shares was allocated to the Series I preferred shares as a result of share buybacks, cancellations of certain other shareholders shares and U.S. Gas exceeding performance targets.

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

During the fiscal year ended October 31, 2012, the Valuation Committee decreased the fair value of the equity investment by approximately $3.4 million.

At October 31, 2012, the equity investment in Velocitius had a cost of $11.4 million and a fair value of $21.7 million.

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

During the fiscal year ended October 31, 2012, the Valuation Committee increased the fair value of the common stock by approximately $4.2 million.

At October 31, 2012, the Company’s investment in Vestal consisted of a senior subordinated promissory note and 81,000 shares of common stock. The senior subordinated note had an outstanding balance, cost, and fair value of $600,000. The 81,000 shares of common stock had a cost basis of approximately $1.9 million and a fair value of $5.7 million.

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

At October 31, 2012, the Company had investments in portfolio companies totaling $404.2 million. Also, at October 31, 2012, the Company had investments in cash and cash equivalents totaling approximately $42.6 million. Of the $42.6 million in cash and cash equivalents, $6.5 million was restricted cash related to the project guarantee for Security Holdings. The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid. Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering significantly more liquidity than traditional portfolio company investments.

During the fiscal year ended October 31, 2012, the Company made two new investments, committing capital totaling $2.5 million. The investments were made in Freshii ($1.0 million) and Biovation ($1.5 million).

During the fiscal year ended October 31, 2012, the Company made nine follow-on investments in five existing portfolio companies totaling approximately $8.8 million. The Company, through MVC Partners Limited Partnership interest and MVCFS’ General Partnership interest, contributed approximately $8.2 million of its $20.1 million capital commitment to the PE Fund, which as of October 31, 2012, has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc. On February 1, 2012, the Company made an equity investment in SHL Group Limited of approximately $48,000 for an additional 9,568 shares of common stock. On September 17, 2012, the Company loaned SGDA $360,000, increasing the term loan to approximately $6.5 million at October 31, 2012 and extended the maturity date to August 31, 2014. On October 3, 2012, the

Company increased its common equity interest in Centile by approximately $173,000, which was fair valued at $3.1 million as of October 31, 2012.

Current balance sheet resources, which include the additional cash resources from the Credit Facility, are believed to be sufficient to finance current commitments. Current commitments include:

Commitments to/for Portfolio Companies

At October 31, 2012, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at October 31, 2012
Turf	$1.0 million	$1.0 million
MVC Partners/MVCFS	$20.1 million	$8.2 million

Total	$21.1 million	$9.2 million

Guarantees

As of October 31, 2012, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at October 31, 2012
MVC Automotive	$5.2 million	—
Tekers	$194,000	—
Ohio Medical	$21.1 million	—

Total	$26.5 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies. At October 31, 2012, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be $825,000.

These guarantees are further described below, together with the Company’s other commitments.

On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers. The guarantee had a commitment of approximately 150,000 euros at October 31, 2012, equivalent to approximately $194,000.

On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive. The guarantee had a commitment of approximately 5.9 million euros at October 31, 2011, equivalent to approximately $8.2 million. On July 31, 2012, the mortgage that was guaranteed was repaid by MVC Automotive, resulting in the release of the guarantee. As of October 31, 2012, the guarantee was no longer a commitment of the Company.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.2 million at October 31, 2012) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive. The Company has consistently reported the amount of the guarantee as 4.0 million Euro. The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of October 31, 2012 is approximately 6.3 million Euro (equivalent to approximately $8.2 million).

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on January 31, 2014. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2011 and October 31, 2012, the outstanding balance of the secured junior revolving note was $1.0 million.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP. The PE Fund closed on approximately $104 million of capital commitments. During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations. As of October 31, 2012, $8.2 million of the Company’s commitment was contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet. This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, as part of Ohio Medical’s refinancing of their debt, the Company agreed to guarantee a series B preferred stock tranche of equity with a 12% coupon for the first 18 months it is outstanding. After that initial period, the rate increases by 400bps to 16% for the next 6 months and increases by 50 bps (.5%) each 6 month period thereafter. As of October 31, 2012, the amount guaranteed was approximately $21.1 million and the guarantee obligation was fair valued at $825,000 by the Valuation Committee.

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

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million Credit Facility, consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility consists of a $50.0 million term loan with an interest rate of LIBOR plus 450 basis points with a 1.25% LIBOR floor. As of October 31, 2012, there was $50.0 million in term debt outstanding under the Credit Facility and approximately $9,000 of interest payable. The proceeds from the borrowings made under the Credit Facility are used to fund new and existing portfolio investments and for general corporate purposes. The Credit Facility will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable. During the year ended October 31, 2012, the Company requested Guggenheim’s consent to waive compliance with a particular covenant of the Credit Facility. In order to obtain this waiver, the Company agreed to increase the interest rate on the Credit Facility if the Company did not meet a newly established covenant level that was more stringent than required in the Company’s Credit Facility documents. The covenant level for an event of default remained the same. As of October 31, 2012, the Company has met all of its original covenant levels and is not in default, but was unable to meet the increased covenant level required by Guggenheim as part of the waiver obtained earlier in the year. As a result, the interest rate on the Credit Facility has increased to LIBOR plus 525 basis points with a 1.25% LIBOR floor. The increased rate will be effective until the Company demonstrates that it has passed the higher covenant level. The Company paid a closing fee, legal and other costs associated with obtaining and renewing the Credit Facility. These costs are being amortized evenly over the life of the facility. The prepaid expenses on the consolidated balance sheet include the unamortized portion of these costs. Borrowings under the Credit Facility are secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.

At October 31, 2012, the carrying amount of our Credit Facility approximates the fair value, using Level 3 inputs under the fair value hierarchy, of our Credit Facility, which was $50.0 million. The fair value of our debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any.

The Company enters into contracts with portfolio companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

A summary of our contractual payment obligations as of October 31, 2012 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Credit Facility I	$50,000,000	$50,000,000	N/A	N/A	N/A
Total Debt	$50,000,000	$50,000,000	N/A	N/A	N/A

SUBSEQUENT EVENTS

On November 26, 2012, the Company loaned an additional $8.0 million to JSC Tekers, increasing the secured loan amount to $12.0 million. The interest rate remains at 8% per annum and the maturity date was extended to December 31, 2014.

On December 14, 2012, the Company loaned an additional $500,000 to Biovations, increasing the loan amount to $2.0 million.

On December 17, 2012, the Company declared a dividend of $0.135 per share, or a total of approximately $3.2 million. The dividend is payable on January 7, 2013 to shareholders of record on December 31, 2012.

On December 17, 2012, the Company received a dividend from Vestal of approximately $426,000.

On December 19, 2012, MVC Automotive made a principal payment of approximately $2.0 million on its bridge loan.

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

Recent Accounting Pronouncements

On May 12, 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, which requires entities to change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements related to the application of the highest and best use and valuation premise concepts for financial and nonfinancial instruments, measuring the fair value of an instrument classified in equity, and disclosures about fair value measurements. ASU 2011-04 requires additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy, including the valuation processes used by the reporting entity, the sensitivity of the fair value to changes in unobservable inputs, and the interrelationships between those unobservable inputs, if any. All the amendments to ASC 820 made by ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of this new guidance has not had a material effect on the financial position or results of operations of the Company and has resulted in additional disclosures. Please see Note 9 “Portfolio Investments.”

Tax Status and Capital Loss Carryforwards

As a RIC, the Company is not subject to federal income tax to the extent that it distributes all of its investment company taxable income and net realized capital gains for its taxable year (see Notes 12 and 13. “Notes to Consolidated Financial Statements”). This allows us to attract different kinds of investors than other publicly held corporations. The Company is also exempt from excise tax if it distributes at least (1) 98% of its ordinary income during each calendar year, (2) 98.2% of its capital gains realized in the period from November 1 of the prior year through October 31 of the current year, and (3) all such ordinary income and capital gains for previous years that were not distributed during those years. At October 31, 2011, the Company had $26.3 million in capital loss carryforwards. During fiscal year 2012, the Company had net realized losses of approximately $18.8 million, net of book/tax difference related to the treatment of partnership income, and as a result, the Company had approximately $45.1 million in capital loss carryforwards as of October 31, 2012. The Company also has approximately $19.5 million in unrealized losses associated with Legacy Investments.

Valuation of Portfolio Securities

ASC 820 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The price used to measure the fair value is not adjusted for transaction costs while the cost basis of our investments may include initial transaction costs. Under ASC 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset to which the reporting entity has access as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.

Pursuant to our Valuation Procedures, the Valuation Committee (which is comprised of three Independent Directors) determines fair values of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the consolidated statements of operations as “Net change in unrealized appreciation (depreciation) on investments.” Currently, our NAV per share is calculated and published on a quarterly basis. The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation. Fair values of foreign investments determined as of quarter end reflect exchange rates, as applicable, in effect on the last business day of the quarter. Exchange rates fluctuate on a daily basis, sometimes significantly. Exchange rate fluctuations following the most recent fiscal year end are not reflected in the valuations reported in this Annual Report. See Item 1A Risk Factor, “Investments in foreign debt or equity may involve significant risks in addition to the risks inherent in U.S. investments.”

The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.

At October 31, 2012, approximately 88.77% of our total assets represented portfolio investments and escrow receivables recorded at fair value (“Fair Value Investments”).

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

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification, Fair Value Measurements and Disclosures (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. At October 31, 2012, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended October 31, 2012, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS. The fiscal years 2009, 2010, 2011 and 2012 for the Company and MVCFS remain subject to examination by the IRS.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	October 31, 2012	October 31, 2011
ASSETS
Assets
Cash and cash equivalents	$36,160,558	$28,317,460
Restricted cash and cash equivalents	6,480,000	6,925,000
Investments at fair value
Non-control/Non-affiliated investments (cost $54,629,419 and $90,292,464)	34,197,990	51,182,558
Affiliate investments (cost $128,521,214 and $126,356,770)	178,396,856	187,953,099
Control investments (cost $149,281,248 and $141,569,773)	191,575,802	213,079,430

Total investments at fair value (cost $332,431,881 and $358,219,007)	404,170,648	452,215,087
Dividends and interest receivables, net of reserves	4,559,703	3,277,126
Fee and other receivables	3,314,116	4,595,741
Escrow receivables	991,563	1,146,899
Prepaid expenses	753,501	629,868
Prepaid taxes	591	—

Total assets	$456,430,680	$497,107,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Term loan	$50,000,000	$50,000,000
Provision for incentive compensation (Note 5)	15,655,438	23,938,058
Management fee payable	2,027,571	2,303,655
Management fee payable — Asset Management	1,054,433	297,250
Professional fees payable	767,835	703,293
Other accrued expenses and liabilities	734,501	288,111
Portfolio fees payable — Asset Management	140,293	—
Consulting fees payable	34,476	64,999
Taxes payable	—	2,099

Total liabilities	70,414,547	77,597,465

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 23,916,982 and 23,916,982 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	425,651,660	428,428,139
Accumulated earnings	64,524,665	40,499,006
Dividends paid to stockholders	(92,010,775)	(80,171,868)
Accumulated net realized loss	(46,401,983)	(25,755,440)
Net unrealized appreciation	71,738,767	93,996,080
Treasury stock, at cost, 4,387,466 and 4,387,466 shares held, respectively	(37,769,245)	(37,769,245)

Total shareholders’ equity	386,016,133	419,509,716

Total liabilities and shareholders’ equity	$456,430,680	$497,107,181

Net asset value per share	$16.14	$17.54

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2012

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments — 8.86% (a, c, f, g)
Actelis Networks, Inc.	Technology Investments	Preferred Stock (150,602 shares) (d, j)		$5,000,003	—
Biovation Holdings, Inc.	Manufacturer of Laminate Material & Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 02/28/2014 (b, h)	$1,500,000	1,500,000	$1,500,000
BPC II, LLC	Apparel	Limited Liability Company Interest (d)		180,000	—
DPHI, Inc.	Technology Investments	Preferred Stock (602,131 shares) (d, j)		4,520,355	—
FOLIOfn, Inc.	Technology Investments	Preferred Stock (5,802,259 shares) (d, j)		15,000,000	10,790,000
Freshii USA, Inc.	Food Services	Senior Secured Loan 6.0000% Cash, 6.0000% PIK, 01/11/2017 (b, h)	1,044,304	1,009,230	1,017,224
		Warrants (d, m)		33,873	33,873

				1,043,103	1,051,097
Lockorder Limited	Technology Investments	Common Stock (21,064 shares) (d, e, j)		2,007,701	—
MainStream Data, Inc.	Technology Investments	Common Stock (5,786 shares) (d, j)		3,750,000	—
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,236,364	25,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	440,000

				1,236,364	465,000
Prepaid Legal Services, Inc.	Consumer Services	Tranche A Term Loan 7.5000% Cash, 01/1/2017 (h)	3,024,390	2,989,832	2,989,832
		Tranche B Term Loan 11.0000% Cash, 01/1/2017 (h)	4,000,000	3,908,589	3,908,589

				6,898,421	6,898,421
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000% Cash, 08/31/2014 (e, h)	6,547,350	6,547,350	6,547,350
Teleguam Holdings, LLC	Telecommunications	Second Lien Loan 9.7500% Cash, 06/09/2017 (h)	7,000,000	6,946,122	6,946,122
Sub Total Non-control/Non-affiliated investments				54,629,419	34,197,990

Affiliate investments — 46.21% (a, c, f, g)
Centile Holdings B.V.	Software	Common Equity Interest (d, e)		3,174,376	3,140,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 7.0000% Cash, 7.0000% PIK, 06/18/2013 (b, h)	15,623,348	15,623,348	15,623,348
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000

				25,623,348	25,623,348
Harmony Health & Beauty, Inc.	Health & Beauty - Retail	Common Stock (147,621 shares) (d)		6,700,000	100,000
JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d, e)		4,500	4,500
		Secured Loan 8.0000% Cash, 06/30/2014 (e, h)	4,000,000	4,000,000	4,000,000

				4,004,500	4,004,500
Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 08/30/2017 (b, h)	11,842,742	11,829,348	11,842,742
		Convertible Preferred Stock (20,000 shares) (b)		3,274,219	3,274,219

				15,103,567	15,116,961
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		2,364,745	6,221,796
RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	1,417,000

				1,159,815	1,577,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		40,186,620	24,011,000
SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		20,084,599	7,915,000

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)

October 31, 2012

Company	Industry	Investment	Principal	Cost	Fair Value
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK , 07/25/2015 (b, h)	$9,619,644	$9,619,644	$9,619,644
		Convertible Series I Preferred Stock (32,200 shares) (d, l)		500,000	81,067,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—

				10,119,644	90,687,251
Sub Total Affiliate investments				128,521,214	178,396,856
Control Investments — 49.63% (a, c, f, g)
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		34,736,939	33,519,000
		Bridge Loan 10.0000% Cash, 12/31/2012 (e, h)	3,643,557	3,643,557	3,643,557

				38,380,496	37,162,557
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (d, k)		8,013,749	8,072,249
		General Partnership Interest (d, k)		204,432	205,924

				8,218,181	8,278,173
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (21,176 shares) (b)		30,000,000	31,100,000
		Guarantee - Series B Preferred (d)		—	(825,000)

				45,763,636	30,275,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	1,247,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 7.0000% Cash, 7.0000% PIK , 09/30/2017 (b, h)	11,868,017	11,842,665	11,868,017
		Common Stock (1,115 shares)		16,000,000	62,500,000

				27,842,665	74,368,017
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 9.0000% Cash, 4.0000% PIK , 01/31/2014 (b, h)	8,395,261	8,395,261	8,395,261
		Junior Revolving Note 6.0000% Cash, 01/31/2014 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	2,874,794
		Warrants (d)		—	—

				12,930,955	12,270,055
Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	21,725,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2013 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	5,650,000

				2,450,000	6,250,000
Sub Total Control Investments				149,281,248	191,575,802
TOTAL INVESTMENT ASSETS — 104.70% (f)				$332,431,881	$404,170,648

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
(c)

All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, JSC Tekers Holdings, Centile Holdings B.V., Velocitius B.V. and Freshii USA, Inc. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d)	Non-income producing assets.
(e)

The principal operations of these portfolio companies are located in Europe which represents approximately 23% of the total assets. The remaining portfolio companies are located in North America which represents approximately 65% of the total assets.

(f)	Percentages are based on net assets of $386,016,133 as of October 31, 2012.
(g)	See Note 3 for further information regarding “Investment Classification.”
(h)	All or a portion of these securities have been committed as collateral for the Guggenheim Corporate Funding, LLC Credit Facility.
(i)	All or a portion of the accrued interest on these securities have been reserved against.
(j)	Legacy Investments.
(k)

MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market. The fund currently holds three investments, two located in the United States and one in Gibraltar, which are in the energy, services, and industrial sectors, respectively.

(l)	Upon a liquidity event, the Company may receive additional ownership in U.S. Gas & Electric, Inc.
(m)	Includes a warrant in Freshii One LLC, an affiliate of Freshii USA, Inc.
PIK	— Payment-in-kind.
—	Denotes zero cost or fair value.

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

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)

October 31, 2011

Company	Industry	Investment	Principal	Cost	Fair Value
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		$2,176,607	$5,333,657
RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	999,815

				1,159,815	1,159,815
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		40,186,620	33,200,000
SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		20,084,598	10,500,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK%, 7/26/2012 (b, h)	$9,143,848	9,111,577	9,143,848
		Convertible Series I Preferred Stock (32,200 shares) (d)		500,000	78,515,749
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	2,551,858

				9,611,577	90,211,455
Sub Total Affiliate investments				126,356,770	187,953,099
Control Investments — 50.79% (a, c, f, g)
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		34,736,939	42,450,000
		Bridge Loan 10.0000% Cash, 12/31/2011 (e, h)	3,643,557	3,643,557	3,643,557

				38,380,496	46,093,557
MVC Partners, LLC	Private Equity	Limited Liability Company Interest (d)		1,350,253	1,133,729
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (18,102 shares) (b)		30,000,000	39,500,000

				45,763,636	39,500,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	1,525,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 7.0000% Cash, 7.0000% PIK, 8/31/2013 (b, h)	11,055,089	10,999,118	11,055,089
		Common Stock (1,115 shares) (d)		16,000,000	74,500,000

				26,999,118	85,555,089
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 9.0000% Cash, 4.0000% PIK, 1/31/2014 (b, h)	8,395,261	8,395,261	8,395,261
		Junior Revolving Note 6.0000% Cash, 1/31/2014 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	2,721,794
		Warrants (d)		—	—

				12,930,955	12,117,055
Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	25,100,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 4/29/2013 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	1,455,000

				2,450,000	2,055,000
Sub Total Control Investments				141,569,773	213,079,430
TOTAL INVESTMENT ASSETS — 107.79% (f)				$358,219,007	$452,215,087

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
(k)

Octagon High Income Cayman Fund Ltd., which seeks to maximize current income consistent with the preservation of capital through the leveraged loan market and offers monthly liquidity after the initial six months of the investment with a 15-day notice.

PIK	— Payment-in-kind.
—	Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments — (Continued)

October 31, 2011

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Year Ended October 31, 2012	For the Year Ended October 31, 2011	For the Year Ended October 31, 2010
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$7,755	$246,234	$—
Affiliate investments	2,481,234	341,043	1,893,133
Control investments	12,000,000	—	—

Total dividend income	14,488,989	587,277	1,893,133

Payment-in-kind dividend income
Affiliate investments	249,347	230,358	382,398

Total payment-in-kind dividend income	249,347	230,358	382,398

Interest income
Non-control/Non-affiliated investments	2,050,801	2,356,210	6,720,255
Affiliate investments	3,111,318	2,978,289	2,751,668
Control investments	2,423,174	2,353,376	2,388,872

Total interest income	7,585,293	7,687,875	11,860,795

Payment-in-kind interest income
Non-control/Non-affiliated investments	44,304	268,423	1,972,985
Affiliate investments	2,024,462	1,920,686	2,256,028
Control investments	812,929	755,254	949,897

Total payment-in-kind interest income	2,881,695	2,944,363	5,178,910

Fee income
Non-control/Non-affiliated investments	68,056	1,086,961	352,679
Affiliate investments	1,105,226	1,130,131	2,717,090
Control investments	766,631	566,426	626,780

Total fee income	1,939,913	2,783,518	3,696,549

Fee income — Asset Management[1]
Portfolio fees	1,290,160	—	—
Management fees	1,009,577	396,333	—

Total fee income — Asset Management	2,299,737	396,333	—

Other income	442,138	1,341,241	509,712

Total operating income	29,887,112	15,970,965	23,521,497

Operating Expenses:
Management fee	8,587,992	8,844,572	9,329,809
Interest and other borrowing costs	3,366,756	3,082,125	2,824,788
Portfolio fees — Asset Management[1]	967,620	—	—
Management fee — Asset Management[1]	757,183	297,250	—
Audit & tax preparation fees	769,500	560,800	548,500
Legal fees	635,238	884,472	487,000
Other expenses	590,859	1,209,693	832,391
Consulting fees	384,104	550,271	366,200
Directors’ fees	348,833	329,000	346,800
Insurance	333,752	348,027	353,135
Administration	261,914	268,146	273,986
Printing and postage	129,942	80,280	103,396

MVC Capital, Inc.

Consolidated Statements of Operations — (Continued)

	For the Year Ended October 31, 2012	For the Year Ended October 31, 2011	For the Year Ended October 31, 2010
Public relations fees	119,700	89,800	84,000
Net Incentive compensation (Note 5)	(5,937,431)	1,947,744	2,479,167

Total operating expenses	11,315,962	18,492,180	18,029,172

Less: Voluntary Expense Waiver by Adviser[2]	(150,000)	(150,000)	(150,000)
Less: Voluntary Management Fee Waiver by Adviser[3]	(58,728)	(100,635)	—
Less: Voluntary Incentive Fee Waiver by Adviser[4]	(2,345,189)	—	—

Total waivers	(2,553,917)	(250,635)	(150,000)

Net operating income (loss) before taxes	21,125,067	(2,270,580)	5,642,325

Tax Expenses:
Current tax expense	3,997	13,557	8,476

Total tax expense	3,997	13,557	8,476

Net operating income (loss)	21,121,070	(2,284,137)	5,633,849

Net Realized and Unrealized Gain (Loss) on
Investments and foreign currency:
Net realized (loss) gain on investments and foreign currency
Non-control/Non-affiliated investments	(19,209,277)	(16,339,803)	(205,245)
Affiliate investments	—	(10,081,806)	36,111,253
Control investments	(1,309,156)	—	(3,717,209)
Foreign currency	—	—	(389)

Total net realized (loss) gain on investments and foreign currency	(20,518,433)	(26,421,609)	32,188,410
Net change in unrealized (depreciation) appreciation on investments	(22,257,313)	35,676,725	(21,689,497)

Net realized (loss) gain and net change in unrealized (depreciation) appreciation on investments and foreign currency	(42,775,746)	9,255,116	10,498,913

Net (decrease) increase in net assets resulting from operations	$(21,654,676)	$6,970,979	$16,132,762

Net (decrease) increase in net assets per share resulting from operations	$(0.90)	$0.30	$0.66

Dividends declared per share	$0.495	$0.480	$0.480

1	These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”). Please see Note 4 “Management” for more information.
2

Reflects TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2012, 2011 and 2010 fiscal years that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement. Please see Note 4 “Management” for more information.

3

Reflects TTG Advisers’ voluntary agreement that any assets of the Company invested in exchange-traded funds or the Octagon High Income Cayman Fund Ltd. would not be taken into the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. Please see Note 4 “Management” for more information.

4

Reflects TTG Advisers’ voluntary waiver of the Incentive Fee associated with pre-incentive fee net operationg income for the fiscal year ended October 31, 2012. Please see Note 4 “Management” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended October 31, 2012	For the Year Ended October 31, 2011	For the Year Ended October 31, 2010
Cash flows from Operating Activities:
Net (decrease) increase in net assets resulting from operations	$(21,654,676)	$6,970,979	$16,132,762
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain)	20,518,433	26,421,609	(32,188,410)
Net change in unrealized depreciation (appreciation)	22,257,313	(35,676,725)	21,689,497
Amortization of discounts and fees	(62,602)	(34,327)	(15,517)
Increase in accrued payment-in-kind dividends and interest	(3,131,042)	(3,174,721)	(5,561,308)
Increase in allocation of flow through income	(188,138)	(589,371)	(298,058)
Changes in assets and liabilities:
Dividends, interest and fees receivable	(952)	(1,498,553)	(988,981)
Escrow receivables	155,336	916,521	(2,063,420)
Prepaid expenses	(123,633)	934,438	(292,953)
Prepaid taxes	(591)	78,463	299,420
Incentive compensation (Note 5)	(8,282,620)	1,947,744	2,479,167
Other liabilities	1,099,702	271,525	(1,190,987)
Purchases of equity investments	(8,439,513)	(39,507,490)	(6,456,751)
Purchases of debt instruments	(2,860,000)	(25,909,586)	(2,500,000)
Proceeds from equity investments	18,187,072	20,630,017	71,987,346
Proceeds from debt instruments	1,762,916	39,526,996	22,244,985

Net cash provided by (used in) operating activities	19,237,005	(8,692,481)	83,276,792

Cash flows from Financing Activities:
Repurchase of common stock	—	(966,655)	(3,999,128)
Distributions paid to shareholders	(11,838,907)	(11,489,032)	(11,594,909)
Net repayments under revolving credit facility	—	—	(12,300,000)

Net cash used in financing activities	(11,838,907)	(12,455,687)	(27,894,037)

Net change in cash and cash equivalents for the year	7,398,098	(21,148,168)	55,382,755

Unrestricted and restricted cash and cash equivalents, beginning of year	$35,242,460	$56,390,628	$1,007,873

Unrestricted and restricted cash and cash equivalents, end of year	$42,640,558	$35,242,460	$56,390,628

During the year ended October 31, 2012, 2011 and 2010 MVC Capital, Inc. paid $2,968,757, $2,898,949 and $2,205,644 in interest expense, respectively.

During the year ended October 31, 2012, 2011 and 2010 MVC Capital, Inc. paid $6,815, $2,134 and $2,039 in income taxes, respectively.

Non-cash activity:

During the year ended October 31, 2012, 2011 and 2010, MVC Capital, Inc. recorded payment in kind dividend and interest of $3,131,042, $3,174,721 and $5,561,308, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the year ended October 31, 2012, 2011 and 2010, MVC Capital, Inc. was allocated $442,138, $1,335,755 and $509,712, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC. Of these amounts, $254,000, $746,384 and $211,654, respectively, was received in cash and the balance of $188,138, $589,371 and $298,058, respectively, was undistributed and therefore increased the cost of the investment. The fair value was then increased by $188,138, $589,371 and $298,058, respectively, by the Company’s Valuation Committee.

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

On July 2, 2010, MVC Capital, Inc. sold its common and preferred shares of Vendio Services, Inc. As part of this transaction, there was approximately $180,020 deposited in an escrow account subject to a reduction over an 18 month period in accordance with a specified schedule. This escrow is currently carried at $232,603 on the Company’s consolidated balance sheet.

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

On January 13, 2012, the Company received free warrants related to their debt investment in Freshii USA, Inc. The Company allocated the cost basis in the investment between the senior secured loan and the warrant at the time the investment was made. The Company will amortize the discount associated with the warrant over the four year life of the loan. During the year ended October 31, 2012, the Company recorded $6,793 of amortization.

On March 23, 2012, the Company sold its shares in the Octagon High Income Cayman Fund Ltd. (“Octagon Fund”). As part of this transaction, there was $152,000 held back until Octagon Fund’s fiscal year 2012 audit is complete.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Year Ended October 31, 2012	For the Year Ended October 31, 2011	For the Year Ended October 31, 2010
Operations:
Net operating income (loss)	$21,121,070	$(2,284,137)	$5,633,849
Net realized (loss) gain on investments and foreign currencies	(20,518,433)	(26,421,609)	32,188,410
Net change in unrealized (depreciation) appreciation on investments	(22,257,313)	35,676,725	(21,689,497)

Net (decrease) increase in net assets from operations	(21,654,676)	6,970,979	16,132,762

Shareholder Distributions from:
Income	(11,838,907)	—	(5,633,849)
Realized gain	—	—	(1,910,585)
Return of capital	—	(11,489,032)	(4,050,475)

Net decrease in net assets from shareholder distributions	(11,838,907)	(11,489,032)	(11,594,909)

Capital Share Transactions:
Repurchase of common stock	—	(966,655)	(3,999,128)

Net decrease in net assets from capital share transactions	—	(966,655)	(3,999,128)

Total (decrease) increase in net assets	(33,493,583)	(5,484,708)	538,725

Net assets, beginning of year	419,509,716	424,994,424	424,455,699

Net assets, end of year	$386,016,133	$419,509,716	$424,994,424

Common shares outstanding, end of year	23,916,982	23,916,982	23,990,987

Undistribtued net operating income	$9,282,163	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Year Ended October 31, 2012	For the Year Ended October 31, 2011	For the Year Ended October 31, 2010	For the Year Ended October 31, 2009	For the Year Ended October 31, 2008
Net asset value, beginning of year	$17.54	$17.71	$17.47	$17.36	$15.21
Gain from operations:
Net operating income (loss)	0.88	(0.10)	0.23	0.19	0.24
Net realized and unrealized (loss) gain on investments	(1.78)	0.40	0.43	0.40	2.39

Total (loss) gain from investment operations	(0.90)	0.30	0.66	0.59	2.63

Less distributions from:
Income	(0.50)	—	(0.23)	(0.19)	(0.09)
Realized gain	—	—	(0.08)	—	—
Return of capital	—	(0.48)	(0.17)	(0.29)	(0.39)

Total distributions	(0.50)	(0.48)	(0.48)	(0.48)	(0.48)

Capital share transactions
Anti-dilutive effect of share repurchase program	—	0.01	0.06	—	—

Total capital share transactions	—	0.01	0.06	—	—

Net asset value, end of year	$16.14	$17.54	$17.71	$17.47	$17.36

Market value, end of year	$12.36	$12.93	$13.35	$9.18	$12.30

Market premium (discount)	(23.42)%	(26.28)%	(24.62)%	(47.45%)	(29.15%)
Total Return — At NAV (a)	(5.21)%	1.80%	4.16%	3.50%	17.49%
Total Return — At Market (a)	0.44%	0.35%	50.86%	(21.48%)	(25.44%)
Ratios and Supplemental Data:
Portfolio turnover ratio	3.31%	13.90%	3.15%	3.51%	26.13%
Net assets, end of year (in thousands)	$386,016	$419,510	$424,994	$424,456	$421,871
Ratios to average net assets:
Expenses excluding tax expense	2.17%	4.38%	4.19%	4.88%	7.00%
Expenses including tax expense	2.17%	4.39%	4.19%	5.21%	6.77%
Net operating income (loss) before tax expense	5.22%	(0.54)%	1.32%	1.42%	0.54%
Net operating income (loss) after tax expense	5.22%	(0.55)%	1.32%	1.09%	0.77%
Ratios to average net assets excluding waivers:
Expenses excluding tax expense	2.80%	4.44%	4.22%	N/A	N/A
Expenses including tax expense	2.80%	4.45%	4.22%	N/A	N/A
Net operating income (loss) before tax expense	4.59%	(0.60)%	1.29%	N/A	N/A
Net operating income (loss) after tax expense	4.59%	(0.61)%	1.29%	N/A	N/A
(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.
(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	4.21%	3.92%	3.61%	4.31%	4.05%
Expenses excluding incentive compensation, interest and other borrowing costs	3.38%	3.18%	2.95%	3.56%	2.93%
Net operating income (loss) before incentive compensation	3.18%	(0.08)%	1.90%	1.99%	3.49%
Net operating income before incentive compensation, interest and other borrowing costs	4.01%	0.66%	2.56%	2.74%	4.61%
Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	4.27%	3.98%	3.64%	N/A	N/A
Expenses excluding incentive compensation, interest and other borrowing costs	3.44%	3.24%	2.98%	N/A	N/A
Net operating income (loss) before incentive compensation	3.12%	(0.14)%	1.87%	N/A	N/A
Net operating income before incentive compensation, interest and other borrowing costs	3.95%	0.60%	2.53%	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Notes to Consolidated Financial Statements

October 31, 2012

1.	Organization and Business Purpose

MVC Capital, Inc. and its wholly-owned subsidiaries, MVC Financial Services, Inc. and MVC Cayman (the “Company”), formerly known as meVC Draper Fisher Jurvetson Fund I, Inc., is a Delaware corporation organized on December 2, 1999 which commenced operations on March 31, 2000. On December 2, 2002, the Company announced that it would begin doing business under the name MVC Capital, Inc. The Company’s investment objective is to seek to maximize total return from capital appreciation and/or income. The Company seeks to achieve its investment objective by providing equity and debt financing to companies that are, for the most part, privately owned (“Portfolio Companies”). The Company’s current investments in Portfolio Companies consist principally of senior and subordinated loans, venture capital, mezzanine and preferred instruments and private equity investments.

The Company has elected to be treated as a business development company under the 1940 Act. The shares of the Company commenced trading on the NYSE under the symbol MVC on June 26, 2000.

The Company had entered into an advisory agreement with meVC Advisers, Inc. (the “Former Advisor”) which had entered into a sub-advisory agreement with Draper Fisher Jurvetson MeVC Management Co., LLC (the “Former Sub-Advisor”). On June 19, 2002, the Former Advisor resigned without prior notice to the Company as the Company’s investment advisor. This resignation resulted in the automatic termination of the advisory agreement between the Former Advisor and the Former Sub-Advisor to the Company. As a result, the Company’s board internalized the Company’s operations, including management of the Company’s investments.

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

On July 7, 2004, the Company’s name change from “meVC Draper Fisher Jurvetson Fund I, Inc.” to “MVC Capital, Inc.” became effective.

On July 16, 2004, the Company commenced the operations of MVC Financial Services, Inc. (“MVCFS”). MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Company and the Company’s Portfolio Companies. The Company does not hold MVCFS for investment purposes and does not intend to sell MVCFS. On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments. During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations. The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.

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

On December 11, 2008, our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), at their in-person meeting approved an amended and restated investment advisory and management agreement (also, the “Advisory Agreement”), which was approved by stockholders of the Company on April 14, 2009. The renewal of the Advisory Agreement was last approved by the Independent Directors at their in-person meeting held on October 22, 2012.

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

During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations. Previously, MVC Partners was presented as a Portfolio Company on the Consolidated Schedule of Investments. The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company. There are additional disclosures resulting from this consolidation.

3.	Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements:

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

Recent Accounting Pronouncements — On May 12, 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends the Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820, which requires entities to change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements related to the application of the highest and best use and valuation premise concepts for financial and nonfinancial instruments, measuring the fair value of an instrument classified in equity, and disclosures about fair value measurements. ASU 2011-04 requires additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy, including the valuation processes used by the reporting entity, the sensitivity of the fair value to changes in unobservable inputs, and the interrelationships between those unobservable inputs, if any. All the amendments to ASC 820 made by ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of this new guidance has not had a material effect on the financial position or results of operations of the Company and has resulted in additional disclosures.

Valuation of Investments — ASC 820 defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The price used to measure the fair value is not adjusted for transaction costs while the cost basis of our investments may include initial transaction costs. Under ASC 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset to which the reporting entity has access to as of the measurement date. If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.

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

Currently, NAV per share is calculated and published on a quarterly basis. The Company calculates NAV per share by subtracting all liabilities from the total value of portfolio securities and other assets and dividing the result by the total number of outstanding shares of common stock on the date of valuation. Fair values of foreign investments determined as of quarter end reflect exchange rates, as applicable, in effect on the last business day of the quarter. Exchange rates fluctuate on a daily basis, sometimes significantly. Exchange rate fluctuations following the most recent fiscal year end are not reflected in the valuations reported in this Annual Report.

At October 31, 2012, approximately 88.77% of total assets represented portfolio investments in Portfolio Companies and escrow receivables recorded at fair value (“Fair Value Investments”).

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

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification, ASC 820. In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction. At October 31, 2012, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

ASC 820 provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy which prioritizes information used to measure value. In determining fair value, the Valuation Committee primarily uses the level 3 inputs referenced in ASC 820.

If a security is publicly traded, the fair value is generally equal to market value based on the closing price on the principal exchange on which the security is primarily traded unless restricted and a restrict discount is applied.

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

For the Company’s or its subsidiary’s investment in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP of the PE Fund, the Valuation Committee relies on the GP’s determination of the Fair Value of the PE Fund which will be generally valued, as a practical expedient, utilizing the net asset valuations provided by the GP, which will be made: (i) no less frequently than quarterly as of the Company’s fiscal quarter end and (ii) with respect to the valuation of PE Fund investments in Portfolio Companies, will be based on methodologies consistent with those set forth in the valuation procedures. The determination of the net asset value of the Company’s or its subsidiary’s investment in the PE Fund will follow the methodologies described for valuing interests in private investment funds (“Investment Vehicles”) described below. Additionally, when both the Company and the PE Fund hold investments in the same Portfolio Company, the GP’s Fair Value determination shall be based on the Valuation Committee’s determination of the Fair Value of the Company’s portfolio security in that Portfolio Company.

As permitted under GAAP, the Company’s interests in private investment funds are generally valued, as a practical expedient, utilizing the net asset valuations provided by management of the underlying Investment Vehicles, without adjustment, unless TTG Advisers is aware of information indicating that a value reported does not accurately reflect the value of the Investment Vehicle, including any information showing that the valuation has not been calculated in a manner consistent with GAAP. Net unrealized appreciation (depreciation) of such investments is recorded based on the Company’s proportionate share of the aggregate amount of appreciation (depreciation) recorded by each underlying Investment Vehicle. The Company’s proportionate investment interest includes its share of interest and dividend income and expense, and realized and unrealized gains and losses on securities held by the underlying Investment Vehicles, net of operating expenses and fees. Realized gains and losses on distributions from Investment Vehicles are generally recognized on a first in, first out basis.

The Company applies the practical expedient to interests in Investment Vehicles on an investment by investment basis, and consistently with respect to the Company’s entire interest in an investment. The Company may adjust the valuation obtained from an Investment Vehicle with a premium, discount or reserve if it determines that the net asset value is not representative of fair value.

If the Company intends to sell all or a portion of its interest in an Investment Vehicle to a third-party in a privately negotiated transaction near the valuation date, the Company will consider offers from third parties to buy the interest in an Investment Vehicle in valuations, which may be discounted for both probability of close and time.

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

Investment Transactions and Related Operating Income — Investment transactions and related revenues and expenses are accounted for on the trade date. The cost of securities sold is determined on a first-in, first-out basis, unless otherwise specified. Dividend income and distributions on investment securities is recorded on the ex-dividend date. The tax characteristics of such distributions received from our Portfolio Companies will be determined by whether or not the distribution was made from the investment’s current taxable earnings and profits or accumulated taxable earnings and profits from prior years. Interest income, which includes accretion of discount and amortization of premium, if applicable, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Fee income includes fees for guarantees and services rendered by the Company or its wholly-owned subsidiary to Portfolio Companies and other third parties such as due diligence, structuring, transaction services, monitoring services, and investment advisory services. Guaranty fees are recognized as income over the related period of the guaranty. Due diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Monitoring and investment advisory services fees are generally recognized as income as the services are rendered. Any fee income determined to be loan origination fees, original issue discount, and market discount are capitalized and then amortized into income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as income and any unamortized original issue discount or market discount is recorded as a realized gain. For investments with PIK interest and dividends, we base income and dividend accrual on the valuation of the PIK notes or securities received from the borrower. If the Portfolio Company indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, the Company does not accrue interest or dividend income on the notes or securities.

The functional currency of the Company is the U.S. Dollar. Assets and liabilities denominated in a currency other than the U.S. Dollar are translated into U.S. Dollars at the closing rates of exchange on the date of determination. Purchases and sales of investments and income and expenses denominated in currencies other than U.S. Dollars are translated at the rates of exchange on the respective dates of the transactions. The resulting gains and losses from such currency translation are included in the Consolidated Statement of Operations. The Company does not isolate the portion of the results of operations resulting from the changes in foreign exchange rates on investments from the fluctuation arising from changes in fair values of securities held. Such fluctuations are included with the Net Realized and Unrealized Gain (Loss) on Investments and foreign currency in the Consolidated Statement of Operations.

Cash Equivalents — For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. As of October 31, 2012, the Company had approximately $26.8 million in cash equivalents of the total cash and cash equivalents of approximately $42.6 million.

Restricted Cash and Cash Equivalents — Cash and cash equivalent accounts that are not available to the Company for day to day use are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value. On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet (equivalent to approximately $6.5 million at October 31, 2012).

Restricted Securities — The Company may invest in privately placed restricted securities. These securities may be resold in transactions exempt from registration or to the public if the securities are registered. Disposal of these securities may involve time-consuming negotiations and expense, and a prompt sale at an acceptable price may be difficult.

Reclassifications — Certain amounts from prior years have been reclassified to conform to the current year presentation.

Distributions to Shareholders — Distributions to shareholders are recorded on the ex-dividend date.

Income Taxes — It is the policy of the Company to meet the requirements for qualification as a regulated investment company (“RIC”) under Subchapter M of the Code. The Company is not subject to income tax to the extent that it distributes all of its investment company taxable income and net realized gains for its taxable year. The Company is also exempt from excise tax if it distributes most of its ordinary income and/or capital gains during each calendar year.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended October 31, 2012, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS. The fiscal years 2009, 2010, 2011 and 2012 for the Company and the fiscal years 2009, 2010, 2011 and 2012 for MVCFS remain subject to examination by the IRS.

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

Our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), last approved a renewal of the Advisory Agreement at their in-person meeting held on October 23, 2012.

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

On October 25, 2010, October 26, 2011 and October 23, 2012, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% to the 2011, 2012 and 2013 fiscal years, respectively (“Expense Limitation Agreement”). The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund is excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement. In addition, for fiscal years 2010 through 2013, TTG Advisers has voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). TTG Advisers has also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds or the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund. The PE Fund has closed on approximately $104 million of capital commitments. The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make additional investments that represent more than 5% of its total assets or more than 10% of the outstanding voting securities of the issuer (“Non-Diversified Investments”) through the PE Fund. As previously disclosed, the Company is currently restricted from making Non-Diversified Investments. For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund. Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund. In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees generated by the PE Fund and its portfolio companies and a portion of any carried interest generated by the PE Fund. Given this separate arrangement with the GP and the PE Fund (the “PM Agreement”), under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations. Previously, MVC Partners was presented as a Portfolio Company on the Consolidated Schedule of Investments. The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company. There are additional disclosures resulting from this consolidation.

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

At October 31, 2011, the provision for estimated incentive compensation was approximately $23.9 million. During the fiscal year ended October 31, 2012, this provision for incentive compensation was decreased by a net amount of approximately $8.2 million to approximately $15.7 million. The decrease in the provision for incentive compensation during the fiscal year ended October 31, 2012 reflects both increases and decreases by the Valuation Committee in the fair values of certain Portfolio Companies. Specifically, it reflects the Valuation Committee’s determination to decrease the fair values of eleven portfolio investments (BP, HH&B, MVC

Automotive, Security Holdings, SGDA Europe, NPWT, Tekers, Velocitius, BPC, Centile and Ohio Medical) by a total of $35.4 million and the dividend distribution of $12.0 million received from Summit. The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of five portfolio investments (Octagon Fund, Vestal, Octagon, Turf and RuMe) by a total of approximately $5.7 million. The Valuation Committee also increased the fair value of the Company’s escrow receivable related to Vitality by $130,000. For the year ended October 31, 2012, a provision of approximately $2.3 million was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate for the quarter ended April 30, 2012. TTG Advisers has voluntarily agreed to waive the income-related incentive fee payment of approximately $2.3 million that the Company would otherwise be obligated to pay to TTG Advisers under the Advisory Agreement.

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

All of our shareholders who hold shares of common stock in their own name will automatically be enrolled in our dividend reinvestment plan (the “Plan”). All such shareholders will have any cash dividends and distributions automatically reinvested by the Plan Agent in additional shares of our common stock. Of course, any shareholder may elect to receive his or her dividends and distributions in cash. Currently, the Company has a policy of seeking to pay quarterly dividends to shareholders. For any of our shares that are held by banks, brokers or other entities that hold our shares as nominees for individual shareholders, the Plan Agent will administer the Plan on the basis of the number of shares certified by any nominee as being registered for shareholders that have not elected to receive dividends and distributions in cash. To receive your dividends and distributions in cash, shareholders must notify the Plan Agent, broker or other entity that holds the shares.

For the Fiscal Year Ended October 31, 2012

On December 16, 2011, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on January 6, 2012 to shareholders of record on December 30, 2011. The total distribution amounted to $2,870,038.

During the quarter ended January 31, 2012, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 1,108 shares of common stock at an average price of $11.98, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

On April 13, 2012, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on April 30, 2012 to shareholders of record on April 23, 2012. The total distribution amounted to $2,870,038.

During the quarter ended April 30, 2012, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 648 shares of common stock at an average price of $12.95, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

On July 13, 2012, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on July 31, 2012 to shareholders of record on July 24, 2012. The total distribution amounted to $2,870,038.

During the quarter ended July 31, 2012, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 671 shares of common stock at an average price of $12.55, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

On October 15, 2012, the Company’s Board of Directors declared a dividend of $0.135 per share. The dividend was payable on October 31, 2012 to shareholders of record on October 25, 2012 and represents a 12.5% increase over the prior dividend. The total distribution amounted to $3,228,793.

During the quarter ended October 31, 2012, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 766 shares of common stock at an average price of $12.29, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

For the Fiscal Year Ended October 31, 2011

On December 17, 2010, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on January 7, 2011 to shareholders of record on December 31, 2010. The total distribution amounted to $2,878,918.

During the quarter ended January 31, 2011, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,211 shares of common stock at an average price of $14.86, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

On April 15, 2011, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on April 29, 2011 to shareholders of record on April 25, 2011. The total distribution amounted to $2,870,038.

During the quarter ended April 30, 2011, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,252 shares of common stock at an average price of $13.70, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

On July 15, 2011, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on July 29, 2011 to shareholders of record on July 25, 2011. The total distribution amounted to $2,870,038.

During the quarter ended July 31, 2011, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,693 shares of common stock at an average price of $12.56, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

On October 14, 2011, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on October 31, 2011 to shareholders of record on October 24, 2011. The total distribution amounted to $2,870,038.

During the quarter ended October 31, 2011, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,492 shares of common stock at an average price of $12.82, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

For the Fiscal Year Ended October 31, 2010

On December 18, 2009, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on January 8, 2010 to shareholders of record on December 31, 2009. The total distribution amounted to $2,915,650.

During the quarter ended January 31, 2010, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,890 shares of common stock at an average price of $12.27, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

On April 16, 2010, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on April 30, 2010 to shareholders of record on April 27, 2010. The total distribution amounted to $2,915,650.

During the quarter ended April 30, 2010, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,315 shares of common stock at an average price of $14.75, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

On July 16, 2010, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on July 30, 2010 to shareholders of record on July 27, 2010. The total distribution amounted to $2,884,691.

During the quarter ended July 31, 2010, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,377 shares of common stock at an average price of $12.93, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

On October 15, 2010, the Company’s Board of Directors declared a dividend of $0.12 per share. The dividend was payable on October 29, 2010 to shareholders of record on October 25, 2010. The total distribution amounted to $2,878,918.

During the quarter ended October 31, 2010, as part of the Company’s dividend reinvestment plan for our common stockholders, the Company purchased 1,337 shares of common stock at an average price of $13.43, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which represented approximately 88.77% of the Company’s total assets at October 31, 2012. As discussed in Note 9, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of Portfolio Companies in a limited number of industries. At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts or other interest bearing accounts.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of October 31, 2012 and October 31, 2011.

Industry	2012	2011
Energy Services	23.49%	21.50%
Specialty Chemical	19.26%	20.39%
Automotive Dealerships	9.63%	10.99%
Medical Devices Manufacturer	7.96%	9.67%
Manufacturer of Pipe Fittings	6.64%	5.85%
Electrical Engineering	6.22%	7.91%
Renewable Energy	5.63%	5.98%
Theme Park	3.92%	3.57%
Soil Remediation	3.75%	3.98%
Distributor — Landscaping and Irrigation Equipment	3.18%	2.89%
Technology	2.79%	2.57%
Private Equity	2.14%	0.27%
Telecommunications	1.80%	1.65%
Consumer Services	1.79%	1.87%
Iron Foundries	1.62%	0.49%
Financial Services	1.61%	1.27%
Real Estate Management	1.04%	0.95%
Software	0.81%	0.72%
Consumer Products	0.41%	0.28%
Manufacturer of Laminate Material	0.39%	—
Port Facilities	0.32%	0.36%
Food Services	0.27%	—
Health & Beauty — Retail	0.03%	0.23%
Investment Company	—	0.67%
Talent Management Assessment	—	3.65%
Apparel	—	0.07%

	104.70%	107.79%

The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries. As of October 31, 2012 and October 31, 2011, the fair values of our two largest investments, Summit and U.S. Gas, comprised 19.26% and 23.49% and 20.39% and 21.50% of our net assets, respectively. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments. To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate. We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1:    Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We did not value any of our investments using Level 1 inputs as of October 31, 2012.

•

Level 2:    Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date, or within six months of the measurement date, are generally categorized as Level 2 investments. We did not value any of our investments using Level 2 inputs as of October 31, 2012.

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

The following fair value hierarchy table sets forth our investment portfolio by level as of October 31, 2012 and October 31, 2011 (in thousands):

	October 31, 2012
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$89,502	$89,502
Common Stock	—	—	69,686	69,686
Preferred Stock	—	—	138,089	138,089
Warrants	—	—	34	34
Other Equity Investments	—	—	107,685	107,685
Guarantees	—	—	(825)	(825)
Escrow receivables	—	—	991	991

Total Investments, net	$—	$—	$405,162	$405,162

	October 31, 2011
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$85,587	$85,587
Common Stock	—	—	94,001	94,001
Preferred Stock	—	—	146,382	146,382
Other Equity Investments	—	2,805	123,441	126,246
Escrow receivables	—	—	1,147	1,147

Total Investments, net	$—	$2,805	$450,558	$453,363

The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the fiscal years ended October 31, 2012 and 2011 (in thousands):

	Balances, November 1, 2011	Realized Gains (Losses)(1)	Reversal of Prior Period (Appreciation) Depreciation on Realization(2)	Unrealized Appreciation (Depreciation)(3)	Purchases(4)	Sales(5)	Transfers In & Out of Level 3	Balances, October 31, 2012
Senior/ Subordinated Loans and credit facilities	$85,587	$(26,650)	$26,525	$(111)	$5,924	$(1,773)	$ —	$89,502
Common Stock	94,001	7,235	(7,293)	(9,014)	48	(15,291)	—	69,686
Preferred Stock	146,382	—	—	(8,543)	250	—	—	138,089
Warrants	—	—	—	—	34	—	—	34
Other Equity Investments	123,441	(1,309)	1,350	(24,557)	8,760	—	—	107,685
Guarantees	—	—	—	(825)	—	—	—	(825)
Escrow receivables	1,147	143	—	—	286	(585)	—	991

Total	$450,558	$(20,581)	$20,582	$(43,050)	$15,302	$(17,649)	$ —	$405,162

	Balances, November 1, 2010	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, October 31, 2011
Senior/ Subordinated Loans and credit facilities	$111,244	$(14,189)	$14,215	$(7,689)	$27,233	$(45,227)	$ —	$85,587
Common Stock	78,865	(12,433)	12,433	7,485	8,101	(450)	—	94,001
Preferred Stock	148,995	—	—	(2,608)	1,731	(1,736)	—	146,382
Warrants	—	—	—	—	—	—	—	—
Other Equity Investments	94,798	—	—	12,055	16,790	(202)	—	123,441
Escrow receivables	2,063	40	—	—	—	(956)	—	1,147

Total	$435,965	$(26,582)	$26,648	$9,243	$53,855	$(48,571)	$ —	$450,558

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.

(2)

Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities disposed of during the fiscal years ended October 31, 2012 and October 31, 2011, respectively.

(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities held at October 31, 2012 and October 31, 2011, respectively.

(4)

Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities.

(5)	Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following table summarizes information about the Company’s Level 3 fair value measurements as of October 31, 2012 (Fair Value is disclosed in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of 10/31/2012	Valuation technique	Unobservable input	Range		Weighted average (a)
				Low	High
Common Stock (c) (d)	$69,686	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	50.0%	3.7%
			Real Estate Appraisals	N/A	N/A	N/A
		Income Approach	Discount Rate	14.5%	15.0%	14.5%
		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	5.0x	9.0x	7.3x
Senior/Subordinated loans	$89,502	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	10.3%	2.8%
and credit facilities (b) (d)			Real Estate Appraisals	N/A	N/A	N/A
		Market Approach	EBITDA Multiple	2.8x	8.8x	6.1x
			Market Quotes	97.0%	98.5%	97.7%
		Income Approach	Discount Rate	14.5%	20.9%	18.1%
Other Equity Investments (d)	$107,685	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A
		Market Approach	EBIT Multiple	8.0x	8.0x	8.0x
			Discount to notional value of CLO equity	20.0%	20.0%	20.0%
			Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	5.0x	8.5x	6.3x
			Euros per TTM MWhr	€0.70	€0.70	€0.70
			Euros per Expected MWhr original P50	€0.70	€0.70	€0.70
			Euros per Expected MWhr new P50	€0.70	€0.70	€0.70
		Income Approach	Discount Rate	11.9%	27.3%	13.1%
Preferred Stock (c)	$138,089	Market approach	Revenue Multiple	2.0x	2.9x	2.8x
			EBITDA Multiple	6.0x	9.0x	6.8x
			% of AUM	1.0%	1.0%	1.0%
			Illiquidity Discount	20.0%	20.0%	20.0%
		Income Approach	Discount Rate	15.0%	15.0%	15.0%
Warrants	$34	Market approach	EBITDA Multiple	8.8x	8.8x	8.8x
		Income Approach	Discount Rate	16.0%	16.0%	16.0%
Guarantees	$(825)	Income Approach	Discount Rate	16.0%	16.0%	16.0%
Escrow Receivables	$991	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	50.0%	26.7%
Total	$405,162

Notes:

(a)	Calculated based on fair values.
(b)	Certain investments are priced using non-binding broker or dealer quotes.
(c)	Certain common and preferred stock investments are fair valued based on liquidation-out preferential rights held by the Company.
(d)	Real estate appraisals are performed by independent third parties and the Company does not have reasonable access to the underlying unobservable inputs.
*	The above table excludes certain investments whose fair value is zero due to certain specific situations at the portfolio company level.

ASC 820, which requires entities to change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements related to the application of the highest and best use and valuation premise concepts for financial and nonfinancial instruments, measuring the fair value of an instrument classified in equity, and disclosures about fair value measurements. ASU 2011-04 requires additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy, including the valuation processes used by the reporting entity, the sensitivity of the fair value to changes in unobservable inputs, and the interrelationships between those unobservable inputs, if any.

Following are descriptions of the sensitivity of the Level 3 recurring fair value measurements to changes in the significant unobservable inputs presented in the above table. For securities utilizing the income approach valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability would result in a significantly lower (higher) fair value measurement. The discount for lack of marketability used to determine fair value may include other factors such as liquidity or credit risk. Generally, a change in the discount rate is accompanied by a directionally similar change in the risk premium and discount for lack of marketability. For securities utilizing the market approach valuation technique, a significant increase (decrease) in the EBITDA, revenue multiple or other key unobservable inputs listed in the above table would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount for lack of marketability would result in a significantly lower (higher) fair value measurement. The discount for lack of marketability used to determine fair value may include other factors such as liquidity or credit risk. For securities utilizing an adjusted net asset approach valuation technique, a significant increase (decrease) in the price to book value ratio, discount rate or other key unobservable inputs listed in the above table would result in a significantly higher (lower) fair value measurement. During the fiscal year ended October 31, 2012, a valuation technique was changed related to one portfolio company in which the Company holds securities within the senior/subordinated loans and credit facilities and other equity investments categories. Specifically, the Company used a different technique within the market approach as compared to a prior period based on the results of a sales process completed by a subsidiary of that portfolio company.

For the Fiscal Year Ended October 31, 2012

During the fiscal year ended October 31, 2012, the Company made two new investments, committing capital totaling $2.5 million. The investments were made in Freshii ($1.0 million) and Biovation ($1.5 million).

During the fiscal year ended October 31, 2012, the Company made nine follow-on investments in five existing Portfolio Companies totaling approximately $8.8 million. The Company, through MVC Partners Limited Partnership interest and MVCFS’ General Partnership interest, contributed approximately $8.2 million of its $20.1 million capital commitment to the PE Fund, which as of October 31, 2012, has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc. On February 1, 2012, the Company made an equity investment in SHL Group Limited of approximately $48,000 for an additional 9,568 shares of common stock. On September 17, 2012, the Company loaned SGDA $360,000, increasing the term loan to approximately $6.5 million at October 31, 2012 and extended the maturity date to August 31, 2014. On October 3, 2012, the Company increased its common equity interest in Centile by approximately $173,000, which was fair valued at $3.1 million as of October 31, 2012.

On November 30, 2011, as part of the Ohio Medical debt refinancing, the Company agreed to guarantee a series B preferred stock tranche of equity. As of October 31, 2012, the amount guaranteed was approximately $21.1 million and the guarantee obligation was fair valued at $825,000 by the Valuation Committee.

On December 12, 2011, BP filed for Chapter 11 protection in New York with agreement to turn ownership over to secured lenders under a bankruptcy reorganization plan. On June 20, 2012, BP completed the bankruptcy process which resulted in a realized loss of approximately $23.4 million on the Company’s second lien loan, term loan A and term loan B. As a result of the bankruptcy process, the Company received a limited liability company interest in BPC.

On December 28, 2011, the Company received its third scheduled disbursement from the Vitality escrow of approximately $585,000. The escrow was fair valued at approximately $472,000 as of October 31, 2012.

On March 7, 2012, the board of directors of Summit approved a recapitalization and declared a $15.0 million dividend, of which $12.0 million was paid to the Company, resulting in a $12.0 million reduction in the fair value of the common stock.

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

On August 9, 2012, the Company sold its common shares of SHL Group Limited and received gross proceeds of approximately $15.3 million, resulting in a realized gain of approximately $9.2 million. The $15.3 million in proceeds includes all transaction expenses and approximately $225,000 held in escrow, which had a fair value of $135,000 as of October 31, 2012.

On October 12, 2012, the Company received a dividend from U.S. Gas of approximately $2.4 million. U.S. Gas’ board approved an initial dividend to its shareholders, with future distributions projected to be paid quarterly. The Company anticipates receiving dividends from U.S. Gas for as long as it maintains its equity investment in U.S. Gas, and its cash flows can support the dividend. Each quarterly dividend must be approved by U.S. Gas’s board of directors and be permissible under its gas and electric supply credit agreement.

During the fiscal year ended October 31, 2012, Marine Exhibition Corporation (“Marine”) made principal payments totaling $600,000 on its senior subordinated loan. As of October 31, 2012, the balance of the loan was approximately $11.8 million.

During the fiscal year ended October 31, 2012, Pre-Paid Legal made principal payments on its tranche A term loan totaling approximately $976,000. The outstanding balance of the tranche A term loan was approximately $3.0 million.

During the fiscal year October 31, 2012, the Company realized a loss on its investment in MVC Partners of approximately $1.4 million. Please see Note 2 above for more information.

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

During the quarter ended October 31, 2012, the Valuation Committee increased the fair value of the Company’s investments in Vestal common stock by approximately $1.8 million, Octagon equity interest by $700,000, Velocitius equity interest by approximately $2.5 million, Turf equity interest by $271,000, SGDA Europe equity interest by $239,000, Tekers common stock by $139,000 and MVCFS’ General Partnership interest in the PE Fund by approximately $13,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, U.S. Gas, Freshii and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $836,104. The Valuation Committee also decreased the fair value of the Company’s investments in HH&B common stock by $150,000, MVC Automotive equity interest by $362,000, MVC Partners equity interest by approximately $71,000, Security Holdings equity interest by approximately $3.0 million, Ohio Medical preferred stock and guarantee by $8.4 million and $125,000, respectively, NPWT common and preferred stock by approximately $25,000 and $440,000, respectively, and Centile equity interest by approximately $34,000. Also, during the quarter ended October 31, 2012, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $99,000.

During the fiscal year ended October 31, 2012, the Valuation Committee increased the fair value of the Company’s investments in Octagon Fund by approximately $227,000, RuMe preferred stock by approximately $417,000, Turf equity interest by approximately $153,000, MVCFS’ General Partnership interest in the PE Fund by approximately $1,000, Octagon equity interest by $700,000 and Vestal common stock by approximately $4.2 million. The Valuation Committee also increased the fair values of the Company’s escrow receivables related to Vitality by $130,000 and Vendio by approximately $13,000. In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit U.S. Gas, and Freshii and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $3,131,042. The Valuation Committee also decreased the fair value of the Company’s investments in BP term loan A by $100,000, HH&B common stock by $900,000, MVC Automotive equity interest by approximately $8.9 million, SGDA Europe equity interest by approximately $2.6 million, Security Holdings equity interest by approximately $9.2 million, BPC equity interest by $180,000, MVC Partners equity interest by approximately $1.1 million, NPWT common and preferred stock by approximately $31,000 and $560,000, respectively, Tekers common stock by $278,000, Velocitius equity interest by approximately $3.4 million, Ohio Medical preferred stock by $8.4 million, Centile equity interest by approximately $34,000 and valued the liability associated with the Ohio Medical guarantee at $825,000. Also, during the fiscal year ended October 31, 2012, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $188,000.

At October 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments, was $404.2 million with a cost basis of $332.4 million. At October 31, 2012, the fair value and cost basis of portfolio investments of the Legacy Investments were $10.8 million and $30.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $393.4 million and $303.5 million, respectively. At October 31, 2011, the fair value of all portfolio investments, exclusive of short-term securities, was $452.2 million, with a cost basis of $358.2 million. At October 31, 2011, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $32.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.4 million and $325.9 million, respectively.

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

10.	Commitments and Contingencies

Commitments to/for Portfolio Companies:

At October 31, 2012, the Company’s existing commitments to Portfolio Companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at October 31, 2012
Turf	$1.0 million	$1.0 million
MVC Partners/MVCFS	$20.1 million	$8.2 million

Total	$21.1 million	$9.2 million

Guarantees

As of October 31, 2012, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at October 31, 2012
MVC Automotive	$5.2 million	—
Tekers	$194,000	—
Ohio Medical	$21.1 million	—

Total	$26.5 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies. At October 31, 2012, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be $825,000.

These guarantees are further described below, together with the Company’s other commitments.

On June 30, 2005, the Company pledged its common stock of Ohio Medical to Guggenheim to collateralize a loan made by Guggenheim to Ohio Medical.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers. The guarantee had a commitment of approximately 150,000 euros at October 31, 2012, equivalent to approximately $194,000.

On January 15, 2008, the Company agreed to guarantee a 6.5 million Euro mortgage for MVC Automotive. The guarantee had a commitment of approximately 5.9 million euros at October 31, 2011, equivalent to approximately $8.2 million. On July 31, 2012, the mortgage that was guaranteed was repaid by MVC Automotive, resulting in the release of the guarantee. As of October 31, 2012, the guarantee was no longer a commitment of the Company.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.2 million at October 31, 2012) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive. The Company has consistently reported the amount of the guarantee as 4.0 million Euro. The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of October 31, 2012 is approximately 6.3 million Euro (equivalent to approximately $8.2 million).

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note. The note bears annual interest at 6.0% and expires on January 31, 2014. On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note. At October 31, 2011 and October 31, 2012, the outstanding balance of the secured junior revolving note was $1.0 million.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP. The PE Fund closed on approximately $104 million of capital commitments. During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations. As of October 31, 2012, $8.2 million of the Company’s commitment was contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet. This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, as part of Ohio Medical’s refinancing of their debt, the Company agreed to guarantee a series B preferred stock tranche of equity with a 12% coupon for the first 18 months it is outstanding. After that initial period, the rate increases by 400bps to 16% for the next 6 months and increases by 50 bps (.5%) each 6 month period thereafter. As of October 31, 2012, the amount guaranteed was approximately $21.1 million and the guarantee obligation was fair valued at $825,000 by the Valuation Committee.

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

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million Credit Facility, consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders. On April 13, 2010, the Company renewed the Credit Facility for three years. The Credit Facility consists of a $50.0 million term loan with an interest rate of LIBOR plus 450 basis points with a 1.25% LIBOR floor. As of October 31, 2012, there was $50.0 million in term debt outstanding under the Credit Facility and approximately $9,000 of interest payable. The Credit Facility will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable. During the year ended October 31, 2012, the Company requested Guggenheim’s consent to waive compliance with a particular covenant of the Credit Facility. In order to obtain this waiver, the Company agreed to increase the interest rate on the Credit Facility if the Company did not meet a newly established covenant level that was more stringent than required in the Company’s Credit Facility documents. The covenant level for an event of default remained the same. As of October 31, 2012, the Company has met all of its original covenant levels and is not in default, but was unable to meet the increased covenant level required by Guggenheim as part of the waiver obtained earlier in the year. As a result, the interest rate on the Credit Facility has increased to LIBOR plus 525 basis points with a 1.25% LIBOR floor. The increased rate will be effective until the Company demonstrates that it has passed the higher covenant level. The Company paid a closing fee, legal and other costs associated with obtaining and renewing the Credit Facility. These costs are being amortized evenly over the life of the facility. The prepaid expenses on the consolidated balance sheet include the unamortized portion of these costs. Borrowings under the Credit Facility are secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.

At October 31, 2012, the carrying amount of our Credit Facility approximates the fair value, using Level 3 inputs under the fair value hierarchy, of our Credit Facility, which was $50.0 million. The fair value of our debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any.

The Company enters into contracts with Portfolio Companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

A summary of our contractual payment obligations as of October 31, 2012 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Credit Facility I	$50,000,000	$50,000,000	N/A	N/A	N/A
Total Debt	$50,000,000	$50,000,000	N/A	N/A	N/A

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

Period	Total Number of Shares Purchased	Average Price Paid per Share including commission	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
As of October 30, 2011	306,100	$13.06	306,100	$1,000,872
April 1, 2011 — April 30, 2011	74,005	$13.06	74,005	$34,217

Total	380,105	$13.06	380,105	$34,217

On July 19, 2011, the Company’s Board of Directors approved another share repurchase program authorizing up to $5.0 million for additional share repurchases. No shares were repurchased under this new repurchase program during the year ended October 31, 2012. Implementation of the program, as well as the timing thereof, depends on a variety of factors, including, among others, the availability of capital, the Company’s current share price and the ability to conduct the offer under its Credit Facility.

We had no unregistered sales of equity securities for the fiscal year ended October 31, 2012.

12.	Tax Matters

Return of Capital Statement of Position (ROCSOP) Adjustment:    During the year ended October 31, 2012, the Company recorded a reclassification for permanent book to tax differences. These differences were primarily due to book/tax treatment of partnership income. These differences resulted in a net decrease in accumulated losses of $2,904,589, an increase in accumulated net realized loss of $128,110, and a decrease in additional paid-in capital of $2,776,479. This reclassification had no effect on net assets.

Distributions to Shareholders:    The table presented below includes MVC Capital, Inc. only. The Company’s wholly-owned subsidiary MVCFS has not been included. As of October 31, 2012, the components of accumulated earnings/ (deficit) on a tax basis were as follows:

Tax Basis Accumulated Earnings (Deficit)
Accumulated capital and other losses	$(45,108,864)
Undistributed Net investment Income	—
Undistributed Long-Term Capital Gain	—
Gross unrealized appreciation	147,616,889
Gross unrealized depreciation	(77,417,977)

Net unrealized appreciation	$70,198,912

Total tax basis accumulated earnings	$25,090,048
Tax cost of investments	$333,767,304
Current year distributions to shareholders on a tax basis
Ordinary income	$11,152,071
Return of Capital	$686,835
Prior year distributions to shareholders on a tax basis
Ordinary income	$8,257,244
Long Term Capital Gain	$2,200,450
Return of Capital	$1,031,338

On October 31, 2012, the Company had a net capital loss carryforward of $45,108,864 of which $26,318,783 will expire in the year 2019 and $18,790,081 has no expiration. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed.

Qualified Dividend Income Percentage

The Company designated 100% of dividends declared and paid during the year ending October 31, 2012 from net operating income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate Dividends Received Deduction Percentage

Corporate shareholders may be eligible for the dividends received deduction for certain ordinary income distributions paid by the Company. The Company designated 100% of dividends declared and paid during the year ending October 31, 2012 from net operating income as qualifying for the dividends received deduction. The deduction is a pass through of dividends paid by domestic corporations (i.e. only equities) subject to taxation.

13.	Income Taxes

The Company’s wholly-owned subsidiary MVCFS is subject to federal and state income tax. For the fiscal year ended October 31, 2012, the Company recorded a tax provision of $3,997. For the fiscal year ended October 31, 2011, the Company recorded a tax provision of $13,557. For the fiscal year ended October 31, 2010, the Company recorded a tax benefit of $8,476. The provision for income taxes was comprised of the following:

	Fiscal Year ended
	October 31, 2012	October 31, 2011	October 31, 2010
Current tax (benefit) expense:
Federal	$—	$11,363	$—
State	3,997	2,194	8,476

Total current tax (benefit) expense	3,997	13,557	8,476
Deferred tax expense (benefit):
Federal	—	—	—
State	—	—	—

Total deferred tax expense (benefit)	—	—	—
Total tax (benefit) provision	$3,997	$13,557	$8,476

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the fiscal years ended October 31, 2012, 2011 and 2010:

	Fiscal Year Ended
	October 31, 2012	October 31, 2011	October 31, 2010
Federal income tax benefit at statutory rate	($1,328,162)	($1,503,159)	($940,558)
State income taxes, net of federal benefit	(213,286)	(244,827)	(152,979)
Other	—	11,363	5,593
Net change to valuation allowance	1,545,445	1,750,180	1,096,420

	$3,997	$13,557	$8,476

The Company generated a net operating loss of approximately $3.7 million in the current year for federal and New York state purposes. The net operating loss will be carried forward to offset federal taxable income in future years. As of October 31, 2012, the Company has the following NOL available to be carried forward:

NOL — Federal	NOL — New York State	Fiscal Year of NOL	Expiration
$ —	$29,673	October 31, 2007	October 31, 2027
$1,411,365	$2,284,298	October 31, 2008	October 31, 2028
$2,585,262	$2,780,861	October 31, 2009	October 31, 2029
$3,969,891	$3,968,135	October 31, 2010	October 31, 2030
$5,286,401	$5,284,207	October 31, 2011	October 31, 2031
$3,660,070	$3,656,073	October 31, 2012	October 31, 2032

Due to the uncertainty surrounding the ultimate utilization of these net operating losses, the Company has recorded a 100% valuation allowance against the current year federal deferred benefit of approximately $1,329,000 as well as against prior years federal deferred tax asset of approximately $4,599,000. Additionally, a 100% valuation allowance has been recorded for current year state and local deferred benefit of approximately $216,000 and against prior years state and local deferred tax asset of approximately $826,000

Deferred income tax balances for MVCFS reflect the impact of temporary difference between the carrying amount of assets and liabilities and their tax bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The components of our deferred tax assets and liabilities for MVCFS as of October 31, 2012, October 31, 2011 and October 31, 2010 were as follows:

	October 31, 2012	October 31, 2011	October 31, 2010
Deferred tax assets:
Deferred revenues	$165,003	$99,118	$362,391
Net operating loss	6,763,864	5,317,308	3,229,077
Others	41,962	8,895	85,102

Total deferred tax assets	$6,970,829	$5,425,321	$3,676,570

Valuation allowance on Deferred revenues and Net operating loss	($6,970,829)	($5,425,321)	($3,676,570)

Net deferred tax assets	$—	$—	$—
Deferred tax liabilities:
Deferred tax liabilities	—	—	—

Total deferred tax liabilities	—	—	—
Net deferred taxes	$—	$—	$—

14.	Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, which includes MVC Cayman and MVCFS.

The following table presents book basis segment data for the fiscal year ended October 31, 2012:

	MVC	MVCFS	Consolidated
Interest and dividend income	$25,205,231	$93	$25,205,324
Fee income	—	1,939,913	1,939,913
Fee income — asset management	—	2,299,737	2,299,737
Other income	442,138	—	442,138
Total operating income	25,647,369	4,239,743	29,887,112
Total operating expenses	3,126,647	8,189,315	11,315,962
Less: Waivers by Adviser	(2,513,218)	(40,699)	(2,553,917)
Total net operating expenses	613,429	8,148,616	8,762,045
Net operating income (loss) before taxes	25,033,940	(3,908,873)	21,125,067
Tax expense	—	3,997	3,997
Net operating income (loss)	25,033,940	(3,912,870)	21,121,070
Net realized (loss) gain on investments	(20,519,455)	1,022	(20,518,433)
Net change in unrealized (depreciation) appreciation on investments	(22,258,805)	1,492	(22,257,313)
Net decrease in net assets resulting from operations	(17,744,320)	(3,910,356)	(21,654,676)

In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc.

15.	Subsequent Events

On November 26, 2012, the Company loaned an additional $8.0 million to JSC Tekers, increasing the secured loan amount to $12.0 million. The interest rate remains at 8% per annum and the maturity date was extended to December 31, 2014.

On December 14, 2012, the Company loaned an additional $500,000 to Biovations, increasing the loan amount to $2.0 million.

On December 17, 2012, the Company declared a dividend of $0.135 per share, or a total of approximately $3.2 million. The dividend is payable on January 7, 2013 to shareholders of record on December 31, 2012.

On December 17, 2012, the Company received a dividend from Vestal of approximately $426,000 dividend from Vestal.

On December 19, 2012, MVC Automotive made a principal payment of approximately $2.0 million on its bridge loan.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MVC Capital, Inc.

We have audited the accompanying consolidated balance sheets of MVC Capital, Inc. (the “Company”), including the consolidated schedules of investments, as of October 31, 2012 and 2011, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2012, and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2012. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements, the selected per share data and ratios and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, selected per share data and ratios and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of October 31, 2012, by correspondence with the custodians and management of the underlying investments. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the consolidated financial position of MVC Capital, Inc. as of October 31, 2012 and 2011, and the consolidated results of its operations, its cash flows and its changes in net assets for each of the three years in the period ended October 31, 2012 and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MVC Capital, Inc.’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 26, 2012 expressed an unqualified opinion thereon.

New York, New York

December 26, 2012

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

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2012. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MVC Capital, Inc.

We have audited MVC Capital Inc.’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MVC Capital, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Controls and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MVC Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MVC Capital, Inc., including the consolidated schedules of investments, as of October 31, 2012 and 2011, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2012, and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2012, and our report dated December 26, 2012 expressed an unqualified opinion thereon.

New York, New York

December 26, 2012

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

Reference is made to the information with respect to “directors and executive officers of the Registrant” to be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2013 (the “2013 Proxy Statement”), which information is incorporated herein by reference.

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

Reference is made to the information with respect to “executive compensation” to be contained in the 2013 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information with respect to “security ownership of certain beneficial owners and management” to be contained in the 2013 Proxy Statement, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated by reference to the relevant section of the 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the information with respect to “principal accounting fees and services” to be contained in the 2013 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

In addition, there may be additional information not provided in a schedule because (i) such information is not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3)    The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit Number	Description

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 99.a filed with the Registrant’s initial Registration Statement on Form N-2 (File No. 333-92287) filed on December 8, 1999)

3.2	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to Exhibit 99.a.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

3.3	Fifth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 99.b. filed with Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-125953) filed on August 29, 2005)

Exhibit Number	Description

4.1	Form of Share Certificate. (Incorporated by reference to Exhibit 99.d.1 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit 99.e filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.2	Amended and Restated Investment Advisory and Management Agreement between the Registrant and The Tokarz Group Advisers LLC. (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

10.3	Form of Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.1 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.4	Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)

10.5	Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit10.4 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

10.6	Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.3 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2012)

10.7	Form of Transfer Agency Letter Agreement with Registrant and EquiServe Trust Company, N.A. (Incorporated by reference to Exhibit 99.k.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.8	Form of Fee and Service Schedule Amendment to Transfer Agency Agreement with Registrant and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit10.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 8, 2009)

10.9	Form of Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.6 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)

10.10	Form of Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.7 filed with Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)

10.11	Form of First Amendment to Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit10.2 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

10.12	Form of Second Amendment to Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 10.2 with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2012)

10.13	Form of First Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit10.3 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

Exhibit Number	Description

10.14	Form of Second Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 10.2 with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2012)

10.15	Form of Credit Agreement with Registrant and Guggenheim Corporate Funding, LLC et al. (Incorporated by reference to Exhibit 10 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 9, 2006)

10.16	Form of Amendment to Credit Agreement with Registrant and Guggenheim Corporate Funding, LLC et al. (Incorporated by reference to Exhibit 10 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on December 29, 2008)

10.17	Form of Amendment to Credit Agreement with Registrant and Guggenheim Corporate Funding, LLC et al., (Incorporated by reference to Exhibit 10 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on December 21, 2010).

10.18	Form of Custody Agreement between Registrant and JP Morgan Chase Bank, N.A., (Incorporated by reference to Exhibit 10 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on December 21, 2010).

14	Joint Code of Ethics of the Registrant and The Tokarz Group LLC. (Incorporated by reference to Exhibit 99r filed with the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 29, 2006)

31*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Filed herewith

(b)    Exhibits

Exhibit No.	Exhibit

31	Certifications pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(c)    Financial Statement Schedules

Schedule 12-14

MVC Capital, Inc. and Subsidiaries

Schedule of Invesments in and Advances to Affiliaties

		Amount of Interest or Dividends Credited		October 31, 2011 Fair Value	Gross Additions (3)	Gross Reductions (4)	October 31, 2012 Fair Value
Portfolio Company	Investment (1)	to Income (5)	Other (2)
Companies More than 25% owned
MVC Automotive Group	Common Stock	—	—	42,450,000	—	(8,931,000)	33,519,000
(Automotive Dealership)	Bridge Loan	364,356	—	3,643,557	—	—	3,643,557
MVC Partners, LLC	Common Equity Interest	—	—	1,133,729	8,013,749	(1,075,229)	8,072,249
(Private Equity Firm)
MVC Private Equity Fund LP	General Partnership Interest	—	—	—	205,924	—	205,924
(Private Equity Firm)	Bridge Loan	8,350	—	—	—	—	—
Ohio Medical Corporation	Common Stock	—	—	—	—	—	—
(Medical Device Manufacturer)	Preferred Stock	—	—	39,500,000	—	(8,400,000)	31,100,000
	Guarantee	—	—	—	—	(825,000)	(825,000)
SIA Tekers Invest	Common Stock	—	—	1,525,000	—	(278,000)	1,247,000
(Port Facilities)
Summit Research Labs, Inc.	Loan	1,635,659	—	11,055,089	812,928	—	11,868,017
(Specialty Chemical)	Preferred Stock	12,000,000	—	74,500,000	—	(12,000,000)	62,500,000
Turf Products, LLC	Loan	1,154,538	—	8,395,261	—	—	8,395,261
(Distributor — Landscaping & Irrigation Equipment)	LLC Interest	—	—	2,721,794	153,000	—	2,874,794
	Revolver	—	—	1,000,000	—	—	1,000,000
	Warrant	—	—	—	—	—	—
Velocitius B.V.	Common Equity Interest	—	—	25,100,000	—	(3,375,000)	21,725,000
(Renewable Energy)
Vestal Manufacturing Enterprises, Inc.	Loan	73,200	—	600,000	—	—	600,000
(Iron Foundries)	Common Stock	—	—	1,455,000	4,195,000	—	5,650,000
Total companies more than 25% owned		$15,236,103					$191,575,802
Companies More than 5% owned, but less than 25%
Centile Holding B.V.	Common Stock	—	—	3,001,376	173,000	(34,376)	3,140,000
(Software)
Custom Alloy Corporation	Loan	2,141,055	—	14,559,236	1,064,112	—	15,623,348
(Manufacturer of Tubular Goods for the Energy Industry)	Preferred Stock	—	—	44,000	—	—	44,000
	Preferred Stock	—	—	9,956,000	—	—	9,956,000
Harmony Health & Beauty, Inc.	Common Stock	—	—	1,000,000	—	(900,000)	100,000
(Healthcare — Retail)
JSC Tekers Holdings	Common Stock	—	—	4,500	—	—	4,500
(Automotive Dealerships)	Loan	325,333	—	4,000,000	—	—	4,000,000
Marine Exhibition Corporation	Loan	1,331,430	—	11,958,188	484,554	(600,000)	11,842,742
(Theme Park)	Preferred Stock*	374,020	—	3,024,872	249,347	—	3,274,219
Octagon Credit Investors, LLC	LLC Interest	—	—	5,333,657	888,139	—	6,221,796
(Financial Services)
RuMe Inc.	Common Stock	—	—	160,000	—	—	160,000
(Consumer Products)	Preferred Stock	—	—	999,815	417,185	—	1,417,000
Security Holdings, B.V.	Common Equity Interest	—	—	33,200,000	—	(9,189,000)	24,011,000
(Technology Services)
SGDA Europe B.V.	Common Equity Interest	—	—	10,500,000	—	(2,585,000)	7,915,000
(Soil Remediation)
U.S. Gas & Electric, Inc.	Loan	1,337,963	—	9,143,848	475,796	—	9,619,644
(Energy Services)	Preferred Stock	2,356,560	—	78,515,749	—	—	78,515,749
	Preferred Stock	—	—	2,551,858	—	—	2,551,858
Total companies more than 5% owned, but less than 25%		$7,866,361					$178,396,856

The accompanying notes are an integral part of these consolidated financial statements.

This schedule should be read in conjunction with the Company’s consolidated statements as of and for the year ended October 31, 2012, including the consolidated schedule of investments.

(1)

Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common and preferred stock are shown in the consolidated schedule of investments as of October 31, 2012.

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

Date	Signature	Title

Date: December 27, 2012	/s/ Michael Tokarz (Michael Tokarz)	Chairman (Principal Executive Officer) and Director

Date: December 27, 2012	/s/ Peter Seidenberg (Peter Seidenberg)	Chief Financial Officer

Date: December 27, 2012	/s/ Emilio Dominianni (Emilio Dominianni)	Director

Date: December 27, 2012	/s/ Gerald Hellerman (Gerald Hellerman)	Director

Date: December 27, 2012	/s/ Phillip F. Goldstein (Phillip F. Goldstein)	Director

Date: December 27, 2012	/s/ Warren Holtsberg (Warren Holtsberg)	Director

Date: December 27, 2012	/s/ Robert C. Knapp (Robert C. Knapp)	Director

Date: December 27, 2012	/s/ William E. Taylor (William E. Taylor)	Director