Form 10-Q
period 2013-01-31
MVC CAPITAL, INC.
filed 2013-03-07
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 23,916,982 shares of the registrant’s common stock, $.01 par value, outstanding as of March 7, 2013.

 MVC Capital, Inc.

(A Delaware Corporation)

Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	January 31, 2013	October 31, 2012
	(Unaudited)
ASSETS
Assets
Cash and cash equivalents	$30,339,225	$36,160,558
Restricted cash and cash equivalents	6,790,000	6,480,000
Investments at fair value
Non-control/Non-affiliated investments (cost $53,047,510 and $54,629,419)	34,656,895	34,197,990
Affiliate investments (cost $136,400,934 and $128,521,214)	189,187,170	178,396,856
Control investments (cost $147,494,206 and $149,281,248)	192,633,030	191,575,802
Total investments at fair value (cost $336,942,650 and $332,431,881)	416,477,095	404,170,648
Dividends and interest receivables, net of reserves	2,811,833	4,559,703
Fee and other receivables	3,729,860	3,314,116
Escrow receivables	494,827	991,563
Prepaid expenses	822,417	753,501
Prepaid taxes	415	591

Total assets	$461,465,672	$456,430,680

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Term loan	$50,000,000	$50,000,000
Provision for incentive compensation (Note 10)	16,830,099	15,655,438
Management fee payable	2,080,237	2,027,571
Management fee payable - Asset Management	1,286,063	1,054,433
Professional fees payable	612,060	767,835
Other accrued expenses and liabilities	800,964	734,501
Portfolio fees payable - Asset Management	140,467	140,293
Consulting fees payable	52,204	34,476

Total liabilities	71,802,094	70,414,547

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 23,916,982 and 23,916,982 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	425,651,660	425,651,660
Accumulated earnings	65,527,765	64,524,665
Dividends paid to stockholders	(95,239,568)	(92,010,775)
Accumulated net realized loss	(48,324,522)	(46,401,983)
Net unrealized appreciation	79,534,444	71,738,767
Treasury stock, at cost, 4,387,466 and 4,387,466 shares held, respectively	(37,769,245)	(37,769,245)

Total shareholders’ equity	389,663,578	386,016,133

Total liabilities and shareholders’ equity	$461,465,672	$456,430,680

Net asset value per share	$16.29	$16.14

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter Ended January 31, 2013	For the Quarter Ended January 31, 2012
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$974	$1,580
Affiliate investments	2,385,748	30,249
Control investments	426,300	—
Total dividend income	2,813,022	31,829

Payment-in-kind dividend income
Affiliate investments	65,484	60,497
Total payment-in-kind dividend income	65,484	60,497

Interest income
Non-control/Non-affiliated investments	543,884	495,471
Affiliate investments	1,022,952	771,642
Control investments	581,774	609,393
Total interest income	2,148,610	1,876,506

Payment-in-kind interest income
Non-control/Non-affiliated investments	16,012
Affiliate investments	338,675	500,024
Control investments	213,574	198,945
Total payment-in-kind interest income	568,261	698,969

Fee income
Non-control/Non-affiliated investments	104	15,082
Affiliate investments	236,846	293,615
Control investments	133,800	178,073
Total fee income	370,750	486,770

Fee income - Asset Management(1)
Portfolio fees	140,613	83,417
Management Fees	308,841	517,805
Total fee income - Asset Management	449,454	601,222

Other loss	(29,845)	(111,652)

Total operating income	6,385,736	3,644,141

Operating Expenses:
Management fee	2,080,237	2,256,419
Interest and other borrowing costs	937,043	795,124
Management fee - Asset Management(1)	231,631	388,353
Legal fees	136,000	175,020
Audit fees	158,300	144,000
Other expenses	133,553	184,203
Consulting fees	132,251	122,251
Portfolio fees - Asset Management(1)	105,460	62,563
Directors fees	103,125	87,000
Insurance	82,770	83,613
Administration	63,872	67,356
Public relations fees	49,500	25,500
Printing and postage	31,000	34,200
Incentive compensation (Note 10)	1,174,661	(1,937,136)

Total operating expenses	5,419,403	2,488,466

Less: Voluntary Expense Waiver by Adviser(2)	(37,500)	(37,500)
Less: Voluntary Management Fee Waiver by Adviser(3)	—	(58,728)

Total waivers	(37,500)	(96,228)

Net operating income before taxes	1,003,833	1,251,903

Tax Expenses:
Current tax expense	733	549

Total tax expense	733	549

Net operating income	1,003,100	1,251,354

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized (loss) gain on investments
Non-control/Non-affiliated investments	(1,922,539)	193,793

Total net realized (loss) gain on investments	(1,922,539)	193,793

Net change in unrealized appreciation (depreciation) on investments	7,795,677	(10,462,974)

Net realized and unrealized gain (loss) on investments	5,873,138	(10,269,181)

Net increase (decrease) in net assets resulting from operations	$6,876,238	$(9,017,827)

Net increase (decrease) in net assets per share resulting from operations	$0.29	$(0.38)

Dividends declared per share	$0.135	$0.120

(1) These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”). Please see Note 4 “Management” for more information.

(2) Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2013 and 2012 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  Please see Note 9 “Management” for more information.

(3) Reflects TTG Advisers’ voluntary agreement that any assets of the Company invested in exchange-traded funds or the Octagon High Income Cayman Fund Ltd. would not be taken into the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  Please see Note 9 “Management” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2013	January 31, 2012
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$6,876,238	$(9,017,827)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss (gain)	1,922,539	(193,793)
Net change in unrealized (appreciation) depreciation	(7,795,677)	10,462,974
Amortization of discounts and fees	(11,964)	(17,158)
Increase in accrued payment-in-kind dividends and interest	(633,745)	(759,466)
Allocation of flow through loss	29,845	111,652
Changes in assets and liabilities:
Dividends and interest receivables, net of reserves	1,747,870	280,395
Fee and other receivables	(415,744)	(125,618)
Escrow receivables	496,736	441,926
Prepaid expenses	(68,916)	(118,467)
Prepaid taxes	176	—
Incentive compensation (Note 10)	1,174,661	(1,937,136)
Other liabilities	212,886	732,004
Purchases of equity investments	—	(6,314,993)
Purchases of debt instruments	(8,500,000)	(1,000,000)
Proceeds from equity investments	—	—
Proceeds from debt instruments	2,682,555	699,137

Net cash used in operating activities	(2,282,540)	(6,756,370)

Cash flows from Financing Activities:
Distributions paid to shareholders	(3,228,793)	(2,870,038)

Net cash used in financing activities	(3,228,793)	(2,870,038)

Net change in cash and cash equivalents for the period	(5,511,333)	(9,626,408)

Cash and cash equivalents, beginning of period	$42,640,558	$35,242,460

Cash and cash equivalents, end of period	$37,129,225	$25,616,052

During the quarters ended January 31, 2013 and 2012 MVC Capital, Inc. paid $830,555 and $734,720 in interest expense, respectively.

During the quarters ended January 31, 2013 and 2012 MVC Capital, Inc. paid $857 and $1,967 in  income taxes, respectively.

Non-cash activity:

During the quarters ended January 31, 2013 and 2012, MVC Capital, Inc. recorded payment in-kind dividend and interest of $633,745 and $759,466, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the quarters ended January 31, 2013 and 2012, MVC Capital, Inc. was allocated ($29,845) and ($111,652), respectively, in flow-through losses from its equity investment in Octagon Credit Investors, LLC.  Of these amounts, $0 and $0, respectively, was received in cash and the balance of ($29,845) and ($111,652), respectively, was undistributed and therefore decreased the cost of the investment.  The fair value was then decreased by $29,845 and $111,652, respectively, by the Company’s Valuation Committee.

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

On January 13, 2012, the Company received free warrants related to their debt investment in Freshii USA, Inc.  The Company allocated the cost basis in the investment between the senior secured loan and the warrant at the time the investment was made.  The Company will amortize the discount associated with the warrant over the life of the loan.  During the quarter ended January 31, 2013 and January 31, 2012, the Company recorded $353 and $441, respectively of amortization.

On January 13, 2012, the Company received free warrants related to their debt investment in Biovation Holdings, Inc.  The Company allocated the cost basis in the investment between the bridge loan and the warrant at the time the investment was made.  The Company will amortize the discount associated with the warrant over the life of the loan.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Quarter Ended	For the Quarter Ended	For the Year Ended
	January 31, 2013	January 31, 2012	October 31, 2012
	(Unaudited)	(Unaudited)
Operations:
Net operating income	$1,003,100	$1,251,354	$21,121,070
Net realized (loss) gain on investments	(1,922,539)	193,793	(20,518,433)
Net change in unrealized appreciation (depreciation) on investments	7,795,677	(10,462,974)	(22,257,313)

Net increase (decrease) in net assets from operations	6,876,238	(9,017,827)	(21,654,676)

Shareholder Distributions:
Distributions to shareholders from income	(3,228,793)	(1,251,354)	(11,838,907)
Distributions to shareholders from return of capital	—	(1,618,684)	—

Net decrease in net assets from shareholder distributions	(3,228,793)	(2,870,038)	(11,838,907)

Total increase (decrease) in net assets	3,647,445	(11,887,865)	(33,493,583)

Net assets, beginning of period/year	386,016,133	419,509,716	419,509,716

Net assets, end of period/year	$389,663,578	$407,621,851	$386,016,133

Common shares outstanding, end of period/year	23,916,982	23,916,982	23,916,982

Undistributed net operating income	$7,057,502	$—	$9,282,163

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the		For the		For the
	Quarter Ended		Quarter Ended		Year Ended
	January 31, 2013		January 31, 2012		October 31, 2012
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$16.14		$17.54		$17.54

Gain from operations:
Net operating income	0.04		0.05		0.88
Net realized and unrealized gain (loss) on investments	0.25		(0.43)		(1.78)

Total gain (loss) from investment operations	0.29		(0.38)		(0.90)

Less distributions from:
Income	(0.14)		(0.05)		(0.50)
Return of capital	—		(0.07)		—

Total distributions	(0.14)		(0.12)		(0.50)

Net asset value, end of period/year	$16.29		$17.04		$16.14

Market value, end of period/year	$12.17		$12.54		$12.36

Market discount	(25.29)%		(26.41)%		(23.42)%

Total Return - At NAV (a)	1.77	% (d)	(2.18	)% (d)	(5.21)%

Total Return - At Market (a)	(0.44	)% (d)	(1.04	)% (d)	0.44%

Ratios and Supplemental Data:

Portfolio turnover ratio	0.63%		0.50%		3.31%

Net assets, end of period/year (in thousands)	$389,665		$407,622		$386,016

Ratios to average net assets:
Expenses excluding tax expense	5.53	%(c)	2.28	%(c)	2.17%
Expenses including tax expense	5.53	%(c)	2.28	%(c)	2.17%

Net operating income before tax expense	1.03	%(c)	1.19	%(c)	5.22%
Net operating income after tax expense	1.03	%(c)	1.19	%(c)	5.22%

Ratios to average net assets excluding waivers:
Expenses excluding tax expense	5.57	%(c)	2.38	%(c)	2.80%
Expenses including tax expense	5.57	%(c)	2.38	%(c)	2.80%

Net operating income before tax expense	0.99	%(c)	1.10	%(c)	4.59%
Net operating income after tax expense	0.99	%(c)	1.10	%(c)	4.59%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	4.32	%(c)	4.13	%(c)	4.21%
Expenses excluding incentive compensation, interest and other borrowing costs	3.36	%(c)	3.37	%(c)	3.38%

Net operating income (loss) before incentive compensation	2.24	%(c)	(0.66	)%(c)	3.18%
Net operating income before incentive compensation, interest and other borrowing costs	3.20	%(c)	0.10	%(c)	4.01%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	4.36	%(c)	4.22	%(c)	4.27%
Expenses excluding incentive compensation, interest and other borrowing costs	3.40	%(c)	3.47	%(c)	3.44%

Net operating income (loss) before incentive compensation	2.20	%(c)	(0.74	)%(c)	3.12%
Net operating income before incentive compensation, interest and other borrowing costs	3.16	%(c)	0.01	%(c)	3.95%

(c) Annualized.

(d) Non- Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

January 31, 2013 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments- 8.89% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (j)		$5,000,003	—
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 02/28/2014 (b), (h)	$2,000,000	1,835,000	$1,835,000
		Warrants		165,000	165,000
				2,000,000	2,000,000
BPC II, LLC	Apparel	Limited Liability Company Interest (d)		180,000	—
DPHI, Inc.	Technology Investment	Preferred Stock (602,131 shares) (d), (j)		4,520,355	—
FOLIOfn, Inc.	Technology Investment	Preferred Stock (5,802,259 shares) (d), (j)		15,000,000	10,790,000
Freshii USA, Inc.	Food Services	Senior Secured Loan 6.0000% Cash, 6.0000% PIK, 01/11/2017 (b, h)	1,060,317	1,025,699	1,033,589
		Warrants (d), (m)		33,873	33,873
				1,059,572	1,067,462
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (j)		3,750,000	—
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	20,274
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	355,909
				1,231,638	376,183
Prepaid Legal Services, Inc.	Consumer Services	Tranche A Term Loan 7.5000% Cash, 01/1/2017 (h)	2,926,829	2,895,408	2,926,829
		Tranche B Term Loan 11.0000% Cash, 01/1/2017 (h)	4,000,000	3,914,114	4,000,000
				6,809,522	6,926,829
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000% Cash, 08/31/2014 (e), (h)	6,547,350	6,547,350	6,547,350
Teleguam Holdings, LLC	Telecommunications	Second Lien Loan 9.7500% Cash, 06/09/2017 (h)	7,000,000	6,949,071	6,949,071

Sub Total Non-control/Non-affiliated investments				53,047,511	34,656,895

Affiliate investments - 48.55% (a), (c), (f), (g)
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,174,376	3,230,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 12.0000% Cash, 06/18/2013 (b), (h)	15,467,522	15,467,522	15,467,522
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	47,696
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	10,792,304
				25,467,522	26,307,522
Harmony Health & Beauty, Inc.	Health & Beauty - Retail	Common Stock (147,621 shares) (d)		6,700,000	—
JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d), (e)		4,500	4,500
		Secured Loan 8.0000% Cash, 12/31/2014 (e), (h)	12,000,000	12,000,000	12,000,000
				12,004,500	12,004,500
Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 08/30/2017 (b), (h)	11,713,801	11,705,813	11,713,801
		Convertible Preferred Stock (20,000 shares) (b)		3,339,703	3,339,703
				15,045,516	15,053,504
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		2,334,900	6,641,951
RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	1,840,000
				1,159,815	2,000,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		40,186,620	26,966,000
SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d), (e)		20,084,599	6,173,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK , 06/30/2015 (b), (h)	9,743,086	9,743,086	9,743,086
		Convertible Series I Preferred Stock (32,200 shares) (d), (l)		500,000	81,067,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
				10,243,086	90,810,693

Sub Total Affiliate investments				136,400,934	189,187,170

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

January 31, 2013 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments - 49.44% (a), (c), (f), (g)
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d), (e)		$34,736,939	$35,699,000
		Bridge Loan 10.0000% Cash, 12/31/2013 (e), (h)	$1,635,244	1,635,244	1,635,244
				36,372,183	37,334,244
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (d), (k)		8,013,749	8,083,916
		General Partnership Interest (d), (k)		204,432	206,222
				8,218,181	8,290,138
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (22,023 shares) (b)		30,000,000	31,100,000
		Guarantee - Series B Preferred (d)		—	(1,175,000)
				45,763,636	29,925,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d), (e)		2,300,000	1,481,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 7.0000% Cash, 7.0000% PIK , 09/30/2017 (b), (h)	12,081,591	12,063,935	12,081,592
		Common Stock (1,115 shares)		16,000,000	62,500,000
				28,063,935	74,581,592
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 9.0000% Cash, 4.0000% PIK , 01/31/2014 (b), (h)	8,395,262	8,395,262	8,395,262
	Irrigation Equipment	Junior Revolving Note 6.0000% Cash, 01/31/2014 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	3,054,794
		Warrants (d)		—	—
				12,930,956	12,450,056
Velocitius B.V.	Renewable Energy	Common Equity Interest (d), (e)		11,395,315	20,671,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2013 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	7,300,000
				2,450,000	7,900,000

Sub Total Control Investments				147,494,206	192,633,030

TOTAL INVESTMENT ASSETS - 106.88% (f)				$336,942,651	$416,477,095

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

(c) All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except MVC Automotive Group B.V., Security Holdings B.V.,  SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, JSC Tekers Holdings, Centile Holdings B.V., Velocitius B.V. and Freshii USA, Inc. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe which represents approximately 25% of the total assets.  The remaining portfolio companies are located in North America which represents approximately 65% of the total assets.

(f) Percentages are based on net assets of $389,663,578 as of January 31, 2013.

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

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2012

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments- 8.86% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (j)		$5,000,003	—
Biovation Holdings, Inc.	Manufacturer of Laminate Material & Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 02/28/2014 (b), (h)	$1,500,000	1,500,000	$1,500,000
BPC II, LLC	Apparel	Limited Liability Company Interest (d)		180,000	—
DPHI, Inc.	Technology Investment	Preferred Stock (602,131 shares) (d), (j)		4,520,355	—
FOLIOfn, Inc.	Technology Investment	Preferred Stock (5,802,259 shares) (d), (j)		15,000,000	10,790,000
Freshii USA, Inc.	Food Services	Senior Secured Loan 6.0000% Cash, 6.0000% PIK, 01/11/2017 (b), (h)	1,044,304	1,009,230	1,017,224
		Warrants (d), (m)		33,873	33,873
				1,043,103	1,051,097
Lockorder Limited	Technology Investment	Common Stock (21,064 shares) (d), (e), (j)		2,007,701	—
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (j)		3,750,000	—
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,236,364	25,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	440,000
				1,236,364	465,000
Prepaid Legal Services, Inc.	Consumer Services	Tranche A Term Loan 7.5000% Cash, 01/1/2017 (h)	3,024,390	2,989,832	2,989,832
		Tranche B Term Loan 11.0000% Cash, 01/1/2017 (h)	4,000,000	3,908,589	3,908,589
				6,898,421	6,898,421
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000% Cash, 08/31/2014 (e), (h)	6,547,350	6,547,350	6,547,350
Teleguam Holdings, LLC	Telecommunications	Second Lien Loan 9.7500% Cash, 06/09/2017 (h)	7,000,000	6,946,122	6,946,122

Sub Total Non-control/Non-affiliated investments				54,629,419	34,197,990

Affiliate investments - 46.21% (a), (c), (f), (g)
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,174,376	3,140,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 7.0000% Cash, 7.0000% PIK , 06/18/2013 (b), (h)	15,623,348	15,623,348	15,623,348
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000
				25,623,348	25,623,348
Harmony Health & Beauty, Inc.	Health & Beauty - Retail	Common Stock (147,621 shares) (d)		6,700,000	100,000
JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d), (e)		4,500	4,500
		Secured Loan 8.0000% Cash, 06/30/2014 (e), (h)	4,000,000	4,000,000	4,000,000
				4,004,500	4,004,500
Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 08/30/2017 (b), (h)	11,842,742	11,829,348	11,842,742
		Convertible Preferred Stock (20,000 shares) (b)		3,274,219	3,274,219
				15,103,567	15,116,961
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		2,364,745	6,221,796
RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	1,417,000
				1,159,815	1,577,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		40,186,620	24,011,000
SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d), (e)		20,084,599	7,915,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK , 07/25/2015 (b), (h)	9,619,644	9,619,644	9,619,644
		Convertible Series I Preferred Stock (32,200 shares) (d), (l)		500,000	81,067,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
				10,119,644	90,687,251

Sub Total Affiliate investments				128,521,214	178,396,856

 The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2012

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments - 49.63% (a), (c), (f), (g)
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d), (e)		$34,736,939	$33,519,000
		Bridge Loan 10.0000% Cash, 12/31/2012 (e), (h)	$3,643,557	3,643,557	3,643,557
				38,380,496	37,162,557
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (d), (k)		8,013,749	8,072,249
		General Partnership Interest (d), (k)		204,432	205,924
				8,218,181	8,278,173
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (21,176 shares) (b)		30,000,000	31,100,000
		Guarantee - Series B Preferred (d)		—	(825,000)
				45,763,636	30,275,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d), (e)		2,300,000	1,247,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 7.0000% Cash, 7.0000% PIK , 09/30/2017 (b), (h)	11,868,017	11,842,665	11,868,017
		Common Stock (1,115 shares)		16,000,000	62,500,000
				27,842,665	74,368,017
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 9.0000% Cash, 4.0000% PIK , 01/31/2014 (b), (h)	8,395,261	8,395,261	8,395,261
	Irrigation Equipment	Junior Revolving Note 6.0000% Cash, 01/31/2014 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	2,874,794
		Warrants (d)		—	—
				12,930,955	12,270,055
Velocitius B.V.	Renewable Energy	Common Equity Interest (d), (e)		11,395,315	21,725,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2013 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	5,650,000
				2,450,000	6,250,000

Sub Total Control Investments				149,281,248	191,575,802

TOTAL INVESTMENT ASSETS - 104.70% (f)				$332,431,881	$404,170,648

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

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements

January 31, 2013

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements.  Certain amounts have been reclassified to adjust to current period presentations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2012, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 27, 2012.

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

During fiscal year ended October 31, 2012, MVC Partners, LLC (“MVC Partners”) was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a Portfolio Company on the Consolidated Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  There are additional disclosures resulting from this consolidation.

MVC GP II, LLC (“MVC GP II”), an indirect wholly-owned subsidiary of the Company, serves as the general partner to the MVC Private Equity Fund, L.P. (“PE Fund”).  MVC GP II is wholly-owned by MVCFS, a subsidiary of the Company.  The results of MVC GP II are consolidated into MVCFS and ultimately the Company. All inter-company accounts have been eliminated in consolidation.

3. Investment Classification

As required by the Investment Company Act of 1940, as amended (the “1940 Act”), we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that we are deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of us, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under that 1940 Act, we are deemed to control a company in which we have invested if we own 25% or more of the voting securities of such company. We are deemed to be an affiliate of a company in which we have invested if we own 5% or more and less than 25% of the voting securities of such company.

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. As of January 31, 2013, the Company had approximately $35.2 million in cash equivalents of the total cash and cash equivalents of approximately $37.1 million.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to—day use are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V. and is classified as restricted cash on the Company’s consolidated balance sheet (equivalent to approximately $6.8 million at January 31, 2013).

5. Investment Valuation Policy

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification, Fair Value Measurements and Disclosures (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At January 31, 2013, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

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

Currently, NAV per share is calculated and published on a quarterly basis.  The Company calculates NAV per share by subtracting all liabilities from the total value of portfolio securities and other assets and dividing the result by the total number of outstanding shares of common stock on the date of valuation.  Fair values of foreign investments determined as of quarter end reflect exchange rates, as applicable, in effect on the last business day of the quarter.  Exchange rates fluctuate on a daily basis, sometimes significantly.  Exchange rate fluctuations following the most recent fiscal quarter end are not reflected in the valuations reported in this Quarterly Report.

At January 31, 2013, approximately 90.36% of total assets represented portfolio investments in Portfolio Companies and escrow receivables recorded at fair value (“Fair Value Investments”).

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

In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At January 31, 2013, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

If a security is publicly traded, the fair value is generally equal to market value based on the closing price on the principal exchange on which the security is primarily traded unless restricted and a restrict discount is applied.

ASC 820 provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy, which prioritizes information used to measure value.  In determining fair value, the Valuation Committee primarily uses the level 3 inputs referenced in ASC 820.

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

For non-Control Companies, consistent with ASC 820, the Valuation Committee considers a hypothetical secondary market as the principal market in which it would sell investments in those companies.  The Company also considers other valuation methodologies such as the Option Pricing Method and liquidity preferences when valuing minority equity positions of a Portfolio Company.

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

Escrows from the sale of a Portfolio Company are generally valued at an amount, which may be expected to be received from the buyer under the escrow’s various conditions discounted for both risk and time.

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

6. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 90.36% of the Company’s total assets at January 31, 2013. As discussed in Note 7, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.  The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts or other interest bearing accounts.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of January 31, 2013 and October 31, 2012.

	January 31, 2013	October 31, 2012
Energy Services	23.30%	23.49%
Specialty Chemicals	19.14%	19.26%
Automotive Dealerships	9.58%	9.63%
Medical Device Manufacturer	7.78%	7.96%
Electrical Engineering	6.92%	6.22%
Manufacturer of Pipe Fittings	6.75%	6.64%
Renewable Energy	5.30%	5.63%
Theme Park	3.86%	3.92%
Soil Remediation	3.26%	3.75%
Distributor - Landscaping and Irrigation Equipment	3.20%	3.18%
Real Estate Management	3.08%	1.04%
Technology	2.77%	2.79%
Private Equity	2.13%	2.14%
Iron Foundries	2.03%	1.62%
Telecommunications	1.78%	1.80%
Consumer Services	1.78%	1.79%
Financial Services	1.70%	1.61%
Software	0.83%	0.81%
Manufacturer of Laminate Material and Composites	0.51%	0.39%
Consumer Products	0.51%	0.41%
Port Facilities	0.38%	0.32%
Food Services	0.27%	0.27%
Apparel	0.00%	0.00%
Health & Beauty - Retail	0.00%	0.03%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•                  Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We did not value any of our investments using Level 1 inputs as of January 31, 2013.

•                  Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date or within six months of the measurement date, are generally categorized as Level 2 investments.  We did not value any of our investments using Level 2 inputs as of January 31, 2013.

•                  Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. Additionally, included in Level 3 are the Company’s interests in Investment Vehicles from which the Company cannot withdraw at the net asset value reported by such Investment Vehicles as of the measurement date or within six months of the measurement date.  We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 5 for the investment valuation policies used to determine the fair value of these investments.

As noted above, the interests in Investment Vehicles are included in Level 3 of the fair value hierarchy.  In determining the appropriate level, the Company considers the length of time until the investment is redeemable, including notice and lock-up periods and any other restriction on the disposition of the investment.  The Company also considers the nature of the portfolios of the underlying Investment Vehicles and such vehicles’ ability to liquidate their investment.

The following fair value hierarchy table sets forth our investment portfolio by level as of January 31, 2013 and October 31, 2012 (in thousands):

	January 31, 2013
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$95,928	$95,928
Common Stock	—	—	71,466	71,466
Preferred Stock	—	—	139,333	139,333
Warrants	—	—	199	199
Other Equity Investments	—	—	110,726	110,726
Guarantees	—	—	(1,175)	(1,175)
Escrow receivables	—	—	495	495
Total Investments, net	$—	$—	$416,972	$416,972

	October 31, 2012
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$89,502	$89,502
Common Stock	—	—	69,686	69,686
Preferred Stock	—	—	138,089	138,089
Warrants	—	—	34	34
Other Equity Investments	—	—	107,685	107,685
Guarantees	—	—	(825)	(825)
Escrow receivables	—	—	991	991
Total Investments, net	$—	$—	$405,162	$405,162

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the three month period ended January 31, 2013 and the year ended October 31, 2012, there were no transfers in and out of Level 1 or 2.

The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three month period ended January 31, 2013 and January 31, 2012 (in thousands):

	Balances, November 1, 2012	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, January 31, 2013
Senior/Subordinated Loans and credit facilities	$89,502	$—	$—	$104	$8,928	$(2,606)	$—	$95,928
Common Stock	69,686	(2,007)	2,007	1,784	—	(4)	—	71,466
Preferred Stock	138,089	84	—	1,179	65	(84)	—	139,333
Warrants	34	—	—	—	165	—	—	199
Other Equity Investments	107,685	—	—	3,071	—	(30)	—	110,726
Guarantees	(825)	—	—	(350)	—	—	—	(1,175)
Escrow receivables	991	—	—	—	—	(496)	—	495
Total	$405,162	$(1,923)	$2,007	$5,788	$9,158	$(3,220)	$—	$416,972

	Balances, November 1, 2011	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, January 31, 2012
Senior/Subordinated Loans and credit facilities	$85,587	$6	$—	$(151)	$1,734	$(563)	$—	$86,613
Common Stock	94,001	—	—	(787)	—	—	—	93,214
Preferred Stock	146,382	—	—	(820)	61	—	—	145,623
Warrants	—	—	—	—	34	—	—	34
Other Equity Investments	123,441	—	—	(8,790)	6,203	—	—	120,854
Escrow receivables	1,147	143	—	—	—	(585)	—	705
Total	$450,558	$149	$—	$(10,548)	$8,032	$(1,148)	$—	$447,043

(1)             Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.

(2)             Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities disposed of during the three months ended January 31, 2013 and January 31, 2012, respectively.

(3)             Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities held at January 31, 2013 and January 31, 2012, respectively.

(4)             Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities.

(5)             Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following table summarizes information about the Company’s Level 3 fair value measurements as of January 31, 2013 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	1/31/2013	Valuation technique	Unobservable input	Low		High		average (a)

Common Stock (c) (d)	$71,466	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		100.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	14.8%		15.0%		14.8%

		Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			EBITDA Multiple	5.0	x	9.0	x	7.2	x

Senior/Subordinated loans and credit facilities (b) (d)	$95,928	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		31.0%		4.1%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	EBITDA Multiple	2.8	x	8.4	x	6.3	x
			Market Quotes	99.0%		100.0%		99.5%

		Income Approach	Discount Rate	14.8%		23.7%		19.9%

Other Equity Investments (d)	$110,726	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	EBIT Multiple	8.0	x	8.0	x	8.0	x
			Discount to notional value of CLO equity	20.0%		20.0%		20.0%
			Revenue Multiple	2.0	x	2.0	x	2.0	x
			Forward EBITDA Multiple	6.8	x	6.8	x	6.8	x
			EBITDA Multiple	6.0	x	6.5	x	6.1	x
			Euros per TTM MWhr	€0.70		€0.70		€0.70
			Euros per Expected MWhr new P50	€0.70		€0.70		€0.70

		Income Approach	Discount Rate	7.5%		25.5%		11.2%

Preferred Stock (c)	$139,333	Market Approach	Revenue Multiple	2.0	x	2.9	x	2.8	x
			EBITDA Multiple	5.0	x	9.0	x	6.3	x
			% of AUM	1.0%		1.0%		1.0%
			Illiquidity Discount	30.0%		30.0%		30.0%

		Income Approach	Discount Rate	15.0%		15.0%		15.0%

Warrants	$199	Market Approach	EBITDA Multiple	8.4	x	8.4	x	8.4	x

		Income Approach	Discount Rate	16.0%		23.7%		22.4%

		Adjusted Net Asset Approach	Discount to Net Asset Value	31.0%		31.0%		31.0%

Guarantees	$(1,175)	Income Approach	Discount Rate	16.0%		16.0%		16.0%

Escrow Receivables	$495	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		98.5%		34.8%

Total	$416,972

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

For the Quarter Ended January 31, 2013

During the quarter ended January 31, 2013, the Company made two follow-on investments in existing portfolio companies totaling approximately $8.5 million.  On November 26, 2012, the Company loaned an additional $8.0 million to JSC Tekers Holdings (“JSC Tekers”), increasing the secured loan amount to $12.0 million.  The interest rate remains at 8% per annum and the maturity date was extended to December 31, 2014.  On December 14, 2012, the Company loaned an additional $500,000 to Biovation Holdings, Inc. (“Biovation”), increasing the loan amount to $2.0 million. The Company also received a warrant at no cost. The Company allocated a portion of the cost basis in the additional $500,000 loan to the warrant at the time the investment was made.

On December 17, 2012, the Company received a dividend from Vestal Manufacturing Enterprises, Inc. (“Vestal”) of approximately $426,000.

On December 17, 2012, the Company realized a loss of approximately $2.0 million on the 21,064 common shares of Lockorder Limited, a Legacy Investment, which had a fair value of $0.

On December 19, 2012, MVC Automotive Group B.V. (“MVC Automotive”) made a principal payment of approximately $2.0 million on its bridge loan.  As of January 31, 2013, the balance of the bridge loan was approximately $1.6 million.

On December 31, 2012, Marine Exhibition Corporation (“Marine”) made a principal payment of $250,000 on its senior subordinated loan.  As of January 31, 2013, the balance of the loan was approximately $11.7 million.

On December 31, 2012, the Company received a distribution from NPWT Corporation (“NPWT”) of approximately $89,000, which was characterized as a return of capital.  Of the $89,000 distribution, approximately $5,000 was related to the common stock and reduced the cost basis.  The remaining $84,000 was related to the preferred stock and recorded as a capital gain as the cost basis of the preferred stock had already been reduced to $0.

On January 23, 2013, the Company received a dividend from U.S. Gas & Electric, Inc. (“U.S. Gas”) of approximately $2.4 million.

On January 31, 2013, Custom Alloy Corporation (“Custom Alloy”) made a principal payment of $250,000 on its loan.  As of January 31, 2013, the outstanding balance of the loan was approximately $15.5 million.

During the quarter ended January 31, 2013, Pre-Paid Legal Services, Inc. (“Pre-Paid Legal”) made principal payments on its tranche A term loan totaling approximately $98,000.  The outstanding balance of the tranche A term loan was approximately $2.9 million.

During the quarter ended January 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $4,000 and series B preferred stock by approximately $836,000, Turf Products, LLC (“Turf”) equity interest by $180,000, MVC Automotive equity interest by approximately $2.2 million, Octagon Credit Investors, LLC (“Octagon”) equity interest by $450,000, SIA Tekers Invest (“Tekers”) common stock by $234,000, Vestal common stock by approximately $1.7 million, Pre-Paid Legal term loan A and term loan B by a total of approximately $117,000, RuMe Inc. (“RuMe”) preferred stock by $423,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $12,000, Centile Holdings B.V. (“Centile”) equity interest by $90,000 and Security Holdings B.V. (“Security Holdings”)

equity interest by $3.0 million.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit Research Labs, Inc. (“Summit”), Freshii USA, Inc. (“Freshii”) and U.S. Gas, and the Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $633,745.  The Valuation Committee also decreased the fair value of the Company’s investments in SGDA Europe B.V. (“SGDA Europe”) equity interest by approximately $1.7 million, Harmony Health & Beauty, Inc. (“HH&B”) common stock by $100,000, NPWT preferred stock by approximately $89,000 due to the distribution received, and Velocitius B.V. (“Velocitius”) equity interest by approximately $1.1 million.  The Valuation Committee also determined to increase the liability associated with the Ohio Medical Corporation (“Ohio Medical”) guarantee by $350,000.  Also, during the quarter ended January 31, 2013, the undistributed allocation of flow through losses from the Company’s equity investment in Octagon decreased the cost basis and fair value of this investment by approximately $30,000.

At January 31, 2013, the fair value of all portfolio investments, exclusive of short-term investments, was $416.5 million with a cost basis of $336.9 million.  At January 31, 2013, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $28.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $405.7 million and $308.6 million, respectively.  At October 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments, was $404.2 million with a cost basis of $332.4 million.  At October 31, 2012, the fair value and cost basis of portfolio investments of the Legacy Investments were $10.8 million and $30.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $393.4 million and $302.1 million, respectively.

For the Fiscal Year Ended October 31, 2012

During the fiscal year ended October 31, 2012, the Company made two new investments, committing capital totaling $2.5 million.  The investments were made in Freshii USA, Inc. (“Freshii”) ($1.0 million) and Biovation ($1.5 million).

During the fiscal year ended October 31, 2012, the Company made nine follow-on investments in five existing Portfolio Companies totaling approximately $8.8 million. The Company, through MVC Partners Limited Partnership interest and MVCFS’ General Partnership interest, contributed approximately $8.2 million of its $20.1 million capital commitment to the PE Fund, which as of October 31, 2012, has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc.  On February 1, 2012, the Company made an equity investment in SHL Group Limited of approximately $48,000 for an additional 9,568 shares of common stock.  On September 17, 2012, the Company loaned SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH (“SGDA”) $360,000, increasing the term loan to approximately $6.5 million at October 31, 2012 and extended the maturity date to August 31, 2014.  On October 3, 2012, the Company increased its common equity interest in Centile by approximately $173,000, which was fair valued at $3.1 million as of October 31, 2012.

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

On June 27, 2012, Integrated Packaging Corporation (“IPC”) IPC completed the liquidation process filed under Chapter 7.  There was no realized gain or loss as a result of the liquidation.

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

During the fiscal year ended October 31, 2012, Marine made principal payments totaling $600,000 on its senior subordinated loan.  As of October 31, 2012, the balance of the loan was approximately $11.8 million.

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

8. Commitments and Contingencies

Commitments of the Company:

At January 31, 2013, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at January 31, 2013
Turf	$1.0 million	$1.0 million
MVC Private Equity Fund LP	$20.1 million	$8.2 million
Total	$21.1 million	$9.2 million

Guarantees:

As of January 31, 2013, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at January 31, 2013
MVC Automotive	$5.4 million	—
Tekers	$170,000	—
Ohio Medical	$21.7 million	—
Total	$27.3 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At January 31, 2013, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be $1.2 million.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee had a commitment of approximately 125,000 euros at January 31, 2013, equivalent to approximately $170,000.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.4 million at January 31, 2013) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of January 31, 2013 is approximately 5.5 million Euro (equivalent to approximately $7.5 million).

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note.  The note bears annual interest at 6.0% and expires on January 31, 2014.  On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note.  At January 31, 2013, the outstanding balance of the secured junior revolving note was $1.0 million.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012, MVC

Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of January 31, 2013, $8.2 million of the Company’s commitment was contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet.  This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, as part of Ohio Medical’s refinancing of their debt, the Company agreed to guarantee a series B preferred stock tranche of equity with a 12% coupon for the first 18 months it is outstanding.  After that initial period, the rate increases by 400bps to 16% for the next 6 months and increases by 50 bps (.5%) each 6 month period thereafter.  This guarantee requires the Company to assume this tranche of the Series B preferred stock if the Company is able to make Non-Diversified Investments.  As of January 31, 2013, the amount guaranteed was approximately $21.7 million and the guarantee obligation was fair valued at approximately $1.2 million by the Valuation Committee.

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

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million Credit Facility, consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders.  On April 13, 2010, the Company renewed the Credit Facility for three years.  The Credit Facility consists of a $50.0 million term loan with an interest rate of LIBOR plus 450 basis points with a 1.25% LIBOR floor.  As of January 31, 2013, there was $50.0 million in term debt outstanding under the Credit Facility and approximately $9,000 of interest payable.  The Credit Facility will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable.  During the year ended October 31, 2012, the Company requested Guggenheim’s consent, which was granted, to waive compliance with a particular covenant of the Credit Facility related to the interest and asset coverage ratios.  In order to obtain this waiver, the Company agreed to increase the interest rate on the Credit Facility if the Company did not meet a newly established covenant level that was more stringent than required in the Company’s Credit Facility documents.  The covenant level for an event of default remained the same.    As of October 31, 2012, the Company met all of its original covenant levels and was not in default, but was unable to meet the increased covenant level required by Guggenheim as part of the waiver obtained earlier in the year.  As a result, the interest rate on the Credit Facility was increased to LIBOR plus 525 basis points with a 1.25% LIBOR floor.  The increased rate is effective until the Company demonstrates that it has passed the higher covenant level.  The Company paid a closing fee, legal and other costs associated with obtaining and renewing the Credit Facility.  These costs are being amortized evenly over the life of the facility.  The prepaid expenses on the consolidated balance sheet include the unamortized portion of these costs.  Borrowings under the Credit Facility are secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.  See “Subsequent Events” for a discussion regarding the Company’s repayment of the Credit Facility.

At January 31, 2013, the carrying amount of our Credit Facility approximates the fair value, using Level 3 inputs under the fair value hierarchy, of our Credit Facility, which was $50.0 million. The fair value of our debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any.

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

On October 25, 2010, October 26, 2011 and October 23, 2012, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% to the 2011, 2012 and 2013 fiscal years, respectively (“Expense Limitation Agreement”).  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund is excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2013, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers has also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds or the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.

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

Management and portfolio fees (e.g., closing or monitoring fees) generated by the PE Fund (including its portfolio companies) that are paid to the GP are classified on the consolidated statements of operations as Management fee income - Asset Management and Portfolio fee income - Asset Management, respectively.  The portion of such fees that the GP pays to TTG Advisers (in accordance with its PM Agreement described above) are classified on the consolidated Statements of Operations as Management fee - Asset Management and Portfolio fees - Asset Management.  Under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

10. Incentive Compensation

At October 31, 2012, the provision for estimated incentive compensation was approximately $15.7 million.  During the quarter ended January 31, 2013, this provision for incentive compensation was increased by a net amount of approximately $1.1 million to approximately $16.8 million.  The net increase in the provision for incentive compensation during the quarter ended January 31, 2013 reflects the Valuation Committee’s determination to increase the fair values of ten of the Company’s portfolio investments (Custom Alloy, MVC Automotive, Octagon, Security Holdings, SIA Tekers, Turf, Vestal, Pre-Paid Legal, RuMe, and Centile) by a total of approximately $9.2 million. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of five of the Company’s portfolio investments (Harmony, Ohio Medical, SGDA Europe, Velocitius and NPWT) by a total of approximately $3.3 million and the $84,000 realized gain related to NPWT.  For the quarter ended January 31, 2013, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

At October 31, 2011, the provision for estimated incentive compensation was approximately $23.9 million.  During the fiscal year ended October 31, 2012, this provision for incentive compensation was decreased by a net amount of approximately $8.2 million to approximately $15.7 million.  The decrease in the provision for incentive compensation during the fiscal year ended October 31, 2012 reflects both increases and decreases by the Valuation Committee in the fair values of certain Portfolio Companies.  Specifically, it reflects the Valuation Committee’s determination to decrease the fair values of eleven portfolio investments (BP, HH&B, MVC Automotive, Security Holdings, SGDA Europe, NPWT, Tekers, Velocitius, BPC, Centile and Ohio Medical) by a total of $35.5 million and the dividend distribution of $12.0 million received from Summit.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of five portfolio investments (Octagon Fund, Vestal, Octagon, Turf and RuMe) by a total of approximately $5.8 million.  The Valuation Committee also increased the fair value of the Company’s escrow receivable related to Vitality by $130,000.  For the year ended October 31, 2012, a provision of approximately $2.3 million was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate for the quarter ended April 30, 2012.  TTG Advisers has voluntarily agreed to waive the income-related incentive fee payment of approximately $2.3 million that the Company would otherwise be obligated to pay to TTG Advisers under the Advisory Agreement.

11. Tax Matters

At October 31, 2012, the Company had a net capital loss carryforward of $45,108,864 of which $26,318,783 will expire in the year 2019 and $18,790,081 has no expiration. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed.  The Company had approximately $17.5 million in unrealized losses associated with Legacy Investments as of January 31, 2013.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the quarter ended January 31, 2013, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2009, 2010, 2011, 2012 and 2013 for the Company and MVCFS remain subject to examination by the IRS.

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

For the Quarter Ended January 31, 2013

On December 17, 2012, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was payable on January 7, 2013 to shareholders of record on December 31, 2012. The total distribution amounted to $3,228,793.

During the quarter ended January 31, 2013, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 728 shares of our common stock at an average price of $12.33, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

13. Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc. and the wholly-owned subsidiaries MVC Financial Services, Inc. and MVC Cayman.

The following table presents book basis segment data for the quarter ended January 31, 2013:

	MVC	MVCFS	Consolidated

Interest and dividend income	$5,595,369	$8	$5,595,377
Fee income	—	370,750	370,750
Fee income - asset management	—	449,454	449,454
Other income	(29,845)	—	(29,845)
Total operating income	5,565,524	820,212	6,385,736

Total operating expenses	3,772,352	1,647,051	5,419,403
Less: Waivers by Adviser	(37,500)	—	(37,500)
Total net operating expenses	3,734,852	1,647,051	5,381,903

Net operating income (loss) before taxes	1,830,672	(826,839)	1,003,833
Tax expense	—	733	733
Net operating income (loss)	1,830,672	(827,572)	1,003,100
Net realized (loss) gain on investments	(1,922,539)	—	(1,922,539)
Net change in unrealized (depreciation) appreciation on investments	7,795,379	298	7,795,677
Net decrease in net assets resulting from operations	7,703,512	(827,274)	6,876,238

14. Subsequent Events

On February 13, 2013, the Company announced the signing of a definitive agreement to sell Summit to an affiliate of One Rock Capital Partners, LLC, subject to regulatory approvals, which were received on February 25, 2013, and the satisfaction of other customary closing conditions, including an escrow.  Prior to the completion of the transaction, the Company and other existing Summit shareholders will purchase Summit Custom Spray Drying (“SCSD”) from Summit.  SCSD provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.  Assuming satisfaction of the closing conditions and full realization of the escrow and the sale of SCSD, the Company anticipates receiving gross proceeds from its equity investment of approximately $63.0 million, which is the approximate fair value as of January 31, 2013.  Also, as part of the sale, the $12.1 million second lien loan to Summit will be repaid in full and the Company will then provide Summit with a $22.0 million second lien loan.

On February 19, 2013, the Company sold $70.0 million of senior unsecured notes, due in 2023 (the “Notes”), in a public offering. The Notes will mature on January 15, 2023, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016. The Notes will bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15, of each year, beginning April 15, 2013.  The Company had also granted the underwriters a 30-day option to purchase up to an additional $10.5 million of Notes to cover overallotments.  The additional $10.5 million in principal was purchased and the total principal amount of the Notes was $80.5 million.

On February 26, 2013, the Company received the funds related to the Notes offering, net of expenses, and subsequently repaid the Guggenheim Credit Facility in full, including all accrued interest.

On February 27, 2013, the Company realized a loss of approximately $4.5 million on its investment in DPHI, Inc., a Legacy Investment formerly DataPlay, Inc.

On March 4, 2013, Custom Alloy made a principal payment of $5.0 million on its loan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as may, will, expect, believe, anticipate, intend, could, estimate, might and continue, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the “Safe Harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to adverse conditions in the U.S. and international economies, competition in the markets in which our portfolio companies operate, investment capital demand, pricing, market acceptance, any changes in the regulatory environments in which we operate, changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, competitive forces, adverse conditions in the credit markets impacting the cost, including interest rates and/or availability of financing, the results of financing and investing efforts, the ability to complete transactions, the inability to implement our business strategies and other risks identified below or in the Company’s filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this report and the Company’s annual report on Form 10-K for the year ended October 31, 2012.

SELECTED CONSOLIDATED FINANCIAL DATA:

Financial information for the fiscal year ended October 31, 2012 is derived from the consolidated financial statements included in the Company’s annual report on Form 10-K, which have been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.

Selected Consolidated Financial Data

	Quarter Ended	Quarter Ended	Year Ended
	January 31,	January 31,	October 31,
	2013	2012	2012
	(Unaudited)	(Unaudited)
	(In thousands, except per share data and number of investments)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$5,595	$2,668	$25,205
Fee income	371	487	1,940
Fee income - asset management	450	601	2,300
Other (loss) income	(30)	(112)	442

Total operating income	6,386	3,644	29,887

Expenses:
Management fee	2,080	2,257	8,588
Portfolio fees - asset management	106	62	968
Management fee - asset management	232	388	757
Administrative	890	923	3,573
Interest and other borrowing costs	937	795	3,367
Net Incentive compensation (Note 10)	1,175	(1,937)	(5,937)

Total operating expenses	5,420	2,488	11,316

Total waiver by adviser	(38)	(96)	(2,554)

Net operating income before taxes	1,004	1,252	21,125

Tax expense, net	1	1	4

Net operating income	1,003	1,251	21,121

Net realized and unrealized (loss) gain:
Net realized (loss) gain on investments	(1,923)	194	(20,518)
Net change in unrealized appreciation (depreciation) on investments	7,796	(10,463)	(22,257)

Net realized and unrealized gain (loss) on investments	5,873	(10,269)	(42,775)

Net increase (decrease) in net assets resulting from operations	$6,876	$(9,018)	$(21,654)

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$0.29	$(0.38)	$(0.90)
Dividends per share	$0.135	$0.120	$0.495
Balance Sheet Data:
Portfolio at value	$416,477	$449,227	$404,171
Portfolio at cost	336,943	365,694	332,432
Total assets	461,466	484,014	456,431
Shareholders’ equity	389,664	407,622	386,016
Shareholders’ equity per share (net asset value)	$16.29	$17.04	$16.14
Common shares outstanding at period end	23,917	23,917	23,917
Other Data:
Number of Investments funded in period	2	5	11
Investments funded ($) in period	$8,500	$7,315	$11,300

	2013	2012				2011
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	6,386	6,148	3,931	16,164	3,644	3,421	3,482	4,544	4,524

Management fee	2,080	2,027	2,127	2,177	2,257	2,155	2,183	2,022	2,485
Portfolio fees - asset management	106	106	338	462	62	—	—	—	—
Management fee - asset management	232	140	41	188	388	—	—	227	70
Administrative	890	862	971	817	923	1,105	1,049	990	1,176
Interest, fees and other borrowing costs	937	886	854	832	795	783	784	745	770
Net Incentive compensation	1,175	(1,410)	(2,415)	(175)	(1,937)	3,483	(463)	531	(1,603)
Total waiver by adviser	(38)	(38)	(37)	(2,383)	(96)	(38)	(37)	(38)	(138)
Tax expense	1	3	—	—	1	2	—	2	10
Net operating income (loss) before net realized and unrealized gains	1,003	3,572	2,052	14,246	1,251	(4,069)	(34)	65	1,754
Net (decrease) increase in net assets resulting from operations	6,876	(3,556)	(10,595)	1,515	(9,018)	13,282	(2,369)	2,302	(6,244)
Net (decrease) increase in net assets resulting from operations per share	0.29	(0.14)	(0.45)	0.06	(0.37)	0.56	(0.10)	0.10	(0.26)
Net asset value per share	16.29	16.14	16.42	16.99	17.04	17.54	17.1	17.32	17.33

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2012, the Company made two new investments and made nine follow-on investments in five existing portfolio companies committing a total of $11.3 million of capital to these investments.  During the quarter ended January 31, 2013, the Company made two follow-on investments in existing portfolio companies, committing capital totaling $8.5 million.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of January 31, 2013, 2.34% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment funds.  Furthermore, the Board of Directors authorized the establishment of a PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP and which may raise up to $250 million.  On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund closed on approximately $104 million of capital commitments.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is currently restricted from making Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies.  Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a portfolio company on the Consolidated Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

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

OPERATING INCOME

For the Quarter Ended January 31, 2013 and 2012. Total operating income was $6.4 million for the quarter ended January 31, 2013 and $3.6 million for the quarter ended January 31, 2012, an increase of approximately $2.8 million.

For the Quarter Ended January 31, 2013

Total operating income was $6.4 million for the quarter ended January 31, 2013. The increase in operating income over the same period last year was primarily due to an increase in dividend and interest income offset by a decrease in fees from portfolio companies and asset management activities.  The main components of operating income for the quarter ended January 31, 2013, was dividend income from portfolio companies and the interest earned on loans.  The Company earned approximately $5.6 million in interest and dividend income from investments in portfolio companies.  Of the $5.6 million recorded in interest/dividend income, approximately $634,000 was “payment in kind” interest/dividends.  The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 6% to 14%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $449,000 and fee income from portfolio companies of approximately $371,000, totaling approximately $820,000.  Of the $449,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Quarter Ended January 31, 2013 and 2012.  Operating expenses, net of Voluntary Waivers, were approximately $5.4 million for the quarter ended January 31, 2013 and $2.4 million for the quarter ended January 31, 2012, an increase of approximately $3.0 million.

For the Quarter Ended January 31, 2013

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $5.4 million or 5.53% of the Company’s average net assets, when annualized, for the quarter ended January 31, 2013.  Significant components of operating expenses for the quarter ended January 31, 2013 were management fee expense related to the Company of approximately $2.1 million, incentive compensation expense of approximately $1.2 million and interest and other borrowing costs of approximately $937,000.

The approximately $3.0 million increase in the Company’s net operating expenses for the quarter ended January 31, 2013 compared to the quarter ended January 31, 2012, was primarily due to the $3.0 million increase in the estimated provision for incentive compensation expense and an approximately $142,000 increase in interest and other borrowing costs offset by a decrease of approximately $333,000 in management fee expense, which includes management fees related to the Company and portfolio management fees related to the PE Fund.  The portfolio fees are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2011 and 2012 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). On October 23, 2012, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% and the Voluntary Waiver to the 2013 fiscal year.  TTG Advisers had also voluntarily agreed that any assets of the Company that were invested in exchange-traded funds and the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  For fiscal year 2012 and for the quarter ended January 31, 2013 annualized, the Company’s expense ratio was 2.95% and 3.04%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during quarter ended January 31, 2013, the provision for incentive compensation was increased by a net amount of approximately $1.2 million to approximately $16.8 million.  The net increase in the provision for incentive compensation during the quarter ended January 31, 2013 reflects the Valuation Committee’s determination to increase the fair values of ten of the Company’s portfolio investments (Custom Alloy, MVC Automotive, Octagon, Security Holdings, SIA Tekers, Turf, Vestal, Pre-Paid Legal, RuMe, and Centile) by a total of approximately $9.2 million. The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of five of the Company’s portfolio investments (Harmony, Ohio Medical, SGDA Europe, Velocitius and NPWT) by a total of approximately $3.3 million and the $84,000 realized gain related to NPWT.  For the quarter ended January 31, 2013, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 10 of our consolidated financial statements “Incentive Compensation” for more information.

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Quarter Ended January 31, 2013 and 2012.  Net realized losses for the quarter ended January 31, 2013 were approximately $1.9 million and net realized gains for the quarter ended January 31, 2012 were approximately $194,000, a decrease of approximately $2.1 million.

For the Quarter Ended January 31, 2013

Net realized losses for the quarter ended January 31, 2013 were approximately $1.9 million.  The significant components of the Company’s net realized losses for the quarter ended January 31, 2013 were primarily due to the realization of Lockorder Limited and a distribution received from NPWT.

On December 17, 2012, the Company realized a loss of approximately $2.0 million on the 21,064 common shares of Lockorder Limited, a Legacy Investment, which had a fair value of $0.

On December 31, 2012, the Company received a distribution from NPWT of approximately $89,000, which was characterized as a return of capital.  Of the $89,000 distribution, approximately $5,000 was related to the common stock and reduced the cost basis.  The remaining $84,000 was related to the preferred stock and recorded as a capital gain, as the cost basis of the preferred stock had already been reduced to $0.

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

During the quarter ended January 31, 2012, the Valuation Committee increased the fair values of the Vitality and Vendio escrows by a combined amount of approximately $143,000, which were recorded as realized gains.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Quarter Ended January 31, 2013 and 2012.  The Company had a net change in unrealized appreciation on portfolio investments of approximately $7.8 million for the quarter ended January 31, 2013 and unrealized depreciation on portfolio investments of approximately $10.5 million for the quarter ended January 31, 2012, a net increase of approximately $18.3 million.

For the Quarter Ended January 31, 2013

The Company had a net change in unrealized appreciation on portfolio investments of approximately $7.8 million for the quarter ended January 31, 2013.  The change in unrealized appreciation for the quarter ended January 31, 2013 primarily resulted from the Valuation Committee’s decision to increase the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $4,000 and series B preferred stock by approximately $836,000, Turf equity interest by $180,000, MVC Automotive equity interest by approximately $2.2 million, Octagon equity interest by $450,000, Tekers common stock by $234,000, Vestal common stock by approximately $1.7 million, Pre-Paid Legal term loan A and term loan B by a total of approximately $117,000, RuMe preferred stock by $423,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $12,000, Centile equity interest by $90,000 and Security Holdings equity interest by $3.0 million.  The reclassification from unrealized depreciation to a realized loss caused by the dissolution of Lockorder Limited, a Legacy Investment formerly Safestone Technologies PLC, of approximately $2.0 million was also a component in the change in unrealized appreciation.  The Valuation Committee also decreased the fair value of the Company’s investments in SGDA Europe equity interest by approximately $1.7 million, HH&B common stock by $100,000, NPWT preferred stock by approximately $89,000 due to the distribution received, Velocitius equity interest by approximately $1.1 million.  The Valuation Committee also increased the liability associated with the Ohio Medical guarantee by $350,000.

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

PORTFOLIO INVESTMENTS

For the Quarter Ended January 31, 2013 and the Year Ended October 31, 2012.  The cost of the portfolio investments held by the Company at January 31, 2013 and at October 31, 2012 was $336.9 million and $332.4 million, respectively, an increase of $4.5 million. The aggregate fair value of portfolio investments at January 31, 2013 and at October 31, 2012 was $416.5 million and $404.2 million, respectively, an increase of $12.3 million.  The Company held unrestricted cash and cash equivalents at January 31, 2013 and at October 31, 2012 of $30.3 million and $36.2 million, respectively, a decrease of approximately $5.9 million.

For the Quarter Ended January 31, 2013

During the quarter ended January 31, 2013, the Company made two follow-on investments in existing portfolio companies totaling approximately $8.5 million.  On November 26, 2012, the Company loaned an additional $8.0 million to JSC Tekers, increasing the secured loan amount to $12.0 million.  The interest rate remains at 8% per annum and the maturity date was extended to December 31, 2014.  On December 14, 2012, the Company loaned an additional $500,000 to Biovation, increasing the loan amount to $2.0 million. The Company also received a warrant at no cost. The Company allocated a portion of the cost basis in the additional $500,000 loan to the warrant at the time the investment was made.

On December 17, 2012, the Company received a dividend from Vestal of approximately $426,000.

On December 17, 2012, the Company realized a loss of approximately $2.0 million on the 21,064 common shares of Lockorder Limited, a Legacy Investment, which had a fair value of $0.

On December 19, 2012, MVC Automotive made a principal payment of approximately $2.0 million on its bridge loan.  As of January 31, 2013, the balance of the bridge loan was approximately $1.6 million.

On December 31, 2012, Marine made a principal payment of $250,000 on its senior subordinated loan.  As of January 31, 2013, the balance of the loan was approximately $11.7 million.

On December 31, 2012, the Company received a distribution from NPWT of approximately $89,000, which was characterized as a return of capital.  Of the $89,000 distribution, approximately $5,000 was related to the common stock and reduced the cost basis.  The remaining $84,000 was related to the preferred stock and recorded as a capital gain as the cost basis of the preferred stock had already been reduced to $0.

On January 23, 2013, the Company received a dividend from U.S. Gas of approximately $2.4 million.

On January 31, 2013, Custom Alloy made a principal payment of $250,000 on its loan.  As of January 31, 2013, the outstanding balance of the loan was approximately $15.5 million.

During the quarter ended January 31, 2013, Pre-Paid Legal made principal payments on its tranche A term loan totaling approximately $98,000.  The outstanding balance of the tranche A term loan was approximately $2.9 million.

During the quarter ended January 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $4,000 and series B preferred stock by approximately $836,000, Turf equity interest by $180,000, MVC Automotive equity interest by approximately $2.2 million, Octagon equity interest by $450,000, Tekers common stock by $234,000, Vestal common stock by approximately $1.7 million, Pre-Paid Legal term loan A and term loan B by a total of approximately $117,000, RuMe preferred stock by $423,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $12,000, Centile equity interest by $90,000 and Security Holdings equity interest by $3.0 million.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $633,745.  The Valuation Committee also decreased the fair value of the Company’s investments in SGDA Europe equity interest by approximately $1.7 million, HH&B common stock by $100,000, NPWT preferred stock by approximately $89,000 due to the distribution received, and Velocitius equity interest by approximately $1.1 million.  The Valuation Committee also determined to increase the liability associated with the Ohio Medical guarantee by $350,000.  Also, during the quarter ended January 31, 2013, the undistributed allocation of flow through losses from the Company’s equity investment in Octagon decreased the cost basis and fair value of this investment by approximately $30,000.

At January 31, 2013, the fair value of all portfolio investments, exclusive of short-term investments, was $416.5 million with a cost basis of $336.9 million.  At January 31, 2013, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $28.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $405.7 million and $308.6 million, respectively.  At October 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments, was $404.2 million with a cost basis of $332.4 million.  At October 31, 2012, the fair value and cost basis of portfolio investments of the Legacy Investments were $10.8 million and $30.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $393.4 million and $302.1 million, respectively.

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

Portfolio Companies

During the quarter ended January 31, 2013, the Company had investments in:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2012 and January 31, 2013, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million.  The investment has been fair valued at $0.

Biovation Holdings Inc.

Biovation, Montgomery, Minnesota, is a manufacturer and marketer of environmentally friendly, organic and sustainable laminate materials and composites.

At October 31, 2012, the Company’s investment in Biovation consisted of a bridge loan with an annual interest of 12% and a maturity date of February 28, 2014.  The loan had an outstanding balance, cost basis and fair value of approximately $1.5 million.

On December 14, 2012, the Company loaned an additional $500,000 to Biovation, increasing the bridge loan amount to $2.0 million.  The Company also received a warrant at no cost.  The Company allocated a portion of the cost basis of the $500,000 loan to the warrant at the time the investment was made.

At January 31, 2013, the Company’s investment consisted of a bridge loan with an outstanding balance of $2.0 million and a cost basis and fair value of approximately $1.8 million.  The warrant had a cost and a fair value of $165,000.

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

At October 31, 2012 and January 31, 2013, the equity investment had a cost basis of $180,000 and a fair value of $0.

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

During the quarter ended January 31, 2013, the Valuation Committee increased the fair value of the common equity interest by approximately $90,000.

At January 31, 2013, the Company’s investment in Centile consisted of common equity interest at a cost of $3.2 million and a fair value of approximately $3.2 million.

Christopher Sullivan, a representative of the Company, serves as a director of Centile.

Custom Alloy Corporation

Custom Alloy, High Bridge, New Jersey, manufactures time sensitive and mission critical butt-weld pipe fittings for the natural gas pipeline, power generation, oil/gas refining and extraction, and nuclear generation markets.

At October 31, 2012, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost and fair value of $44,000 and 1,991 shares of convertible series B preferred stock at a cost and fair value of approximately $10.0 million.  The unsecured subordinated loan, which bears annual interest at 14% and has a maturity date of June 18, 2013, had a cost basis, outstanding balance and fair value of approximately $15.6 million.

On November 1, 2012, the interest rate on the unsecured subordinated loan was decreased to 12%.

On January 31, 2013, Custom Alloy made a principal payment of $250,000 on its loan.

During the quarter ended January 31, 2013, the Valuation Committee increased the fair value of the series A preferred stock by approximately $4,000 and the series B preferred stock by approximately $836,000.

At January 31, 2013, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and a fair value of approximately $48,000 and the 1,991 shares of convertible series B preferred stock at a cost of approximately $10.0 million and a fair value of approximately $10.8 million.  The unsecured subordinated loan had a cost basis, outstanding balance and fair value of approximately $15.5 million.  The increase in the cost basis and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

Michael Tokarz, Chairman of the Company, and Shivani Khurana, representative of the Company, serve as directors of Custom Alloy.

DPHI, Inc. (formerly DataPlay, Inc.)

DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.

At October 31, 2012 and January 31, 2013, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million. This investment has been fair valued at $0.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2012 and January 31, 2013, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $10.8 million.

Bruce Shewmaker, an officer of the Company, serves as a director of Foliofn.

Freshii USA, Inc.

Freshii, Chicago, Illinois, is a chain of “fast casual” restaurants serving fresh and healthy food for breakfast, lunch and dinner.  Freshii currently has 33 locations in 21 cities and four countries.

At October 31, 2012, the Company’s investment in Freshii consisted of a senior secured loan, bearing annual interest of 12% and a maturity date of January 11, 2017.  The loan had an outstanding balance, cost basis and fair value of approximately $1.0 million.  The warrant had a cost and fair value of approximately $34,000.

At January 31, 2013, the Company’s investment in Freshii consisted of a senior secured loan with an outstanding balance of approximately $1.1 million and a cost basis and fair value of approximately $1.0 million.  The warrant had a cost and fair value of approximately $34,000.  The increase in cost and fair value of the loan is due to the amortization of loan origination fees, the capitalization of “payment in kind” interest and the discount associated with the warrant.  These increases were approved by the Company’s Valuation Committee.

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

During the quarter ended January 31, 2013, the Valuation Committee decreased the fair value of the common stock by $100,000.

At January 31, 2013, the Company’s investment in HH&B consisted of 147,621 shares of common stock with a cost of $6.7 million and fair value of $0.

Michael Tokarz, Chairman of the Company, serves as a director of HH&B.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2012, the Company’s investment in JSC Tekers consisted of a secured loan with an outstanding balance, a cost basis and a fair value of $4.0 million and 2,250 shares of common stock with a cost basis and fair value of $4,500.  The secured loan has an interest rate of 8% and a maturity date of June 30, 2014.

On November 26, 2012, the Company loaned an additional $8.0 million to JSC Tekers, increasing the secured loan amount to $12.0 million.  The interest rate remained at 8% per annum and the maturity date was extended to December 31, 2014.

At January 31, 2013, the Company’s investment in JSC Tekers consisted of a secured loan with an outstanding balance, a cost basis and a fair value of $12.0 million and 2,250 shares of common stock with a cost basis and fair value of $4,500.

Lockorder Limited (formerly Safestone Technologies PLC)

Lockorder, located in Old Amersham, United Kingdom, a Legacy Investment, provides organizations with technology designed to secure access controls, enforcing compliance with security policies and enabling effective management of corporate IT and e-business infrastructure.

At October 31, 2012, the Company’s investment in Lockorder consisted of 21,064 shares of common stock with a cost of $2.0 million.  The investment has been fair valued at $0 by the Company’s Valuation Committee.

On December 17, 2012, the Company realized a loss of approximately $2.0 million on the 21,064 common shares of Lockorder which had a fair value of $0.

At January 31, 2013, the Company no longer held an investment in Lockorder.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2012 and January 31, 2013, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

Marine Exhibition Corporation

Marine, Miami, Florida, owns and operates the Miami Seaquarium.  The Miami Seaquarium is a family-oriented entertainment park.

At October 31, 2012, the Company’s investment in Marine consisted of a senior secured loan and 20,000 shares of preferred stock.  The senior secured loan had an outstanding balance, cost basis and fair value of approximately $11.8 million.  The senior secured loan bears annual interest at 11% and matures on August 30, 2017.  The preferred stock was fair valued at approximately $3.9 million.  The dividend rate on the preferred stock is 12% per annum.

On December 31, 2012, Marine made a principal payment of $250,000 on its senior secured loan.

At January 31, 2013, the Company’s senior secured loan had an outstanding balance, cost basis and fair value of approximately $11.7 million.  The preferred stock had a cost and fair value of approximately $3.3 million.  The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends.  These increases were approved by the Company’s Valuation Committee.

MVC Automotive Group B.V.

MVC Automotive, an Amsterdam-based holding company, owns and operates ten Ford, Jaguar, Land Rover, Mazda, and Volvo dealerships located in Austria, Belgium, and the Czech Republic.

At October 31, 2012, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $34.7 million and a fair value of approximately $33.5 million.  The bridge loan, which bears annual interest at 10% and matures on December 31, 2013, had a cost and fair value of approximately $3.6 million.  The guarantee for MVC Automotive was equivalent to approximately $5.2 million at October 31, 2012.

On December 19, 2012, MVC Automotive made a principal payment of approximately $2.0 million on its bridge loan.

During the quarter ended January 31, 2013, the Valuation Committee increased the fair value of the equity interest by approximately $2.2 million.

At January 31, 2013, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $34.7 million and a fair value of approximately $35.7 million.  The bridge loan had a cost and fair value of approximately $1.6 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $5.4 million at January 31, 2013.  This guarantee was taken into account in the valuation of MVC Automotive.

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

During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners’ operations.

At October 31, 2012, the cost basis of the limited partnership interest in the PE Fund was equal to the investments made in the PE Fund of approximately $8.0 million and had a fair value of approximately $8.1 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $204,000 and fair value of approximately $206,000.

During the quarter ended January 31, 2013, the Valuation Committee increased the fair values of the limited partnership interest and general partnership interest totaling approximately $12,000.

At January 31, 2013, the limited partnership interest in the PE Fund had a cost of approximately $8.0 million and a fair value of approximately $8.1 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $204,000 and a fair value of approximately $206,000.

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

At October 31, 2012, the Company’s investment in NPWT consisted of 281 shares of common with a cost basis of approximately $1.2 million and a fair value of approximately $25,000 and 5,000 shares of convertible preferred stock with a cost basis of $0 and a fair value of $440,000.

On December 31, 2012, the Company received a distribution from NPWT of approximately $89,000, which was characterized as a return of capital.  Of the $89,000 distribution, approximately $5,000 was related to the common stock and reduced the cost basis.  The remaining $84,000 was related to the preferred stock and was recorded as a capital gain as the cost basis of the preferred stock had already been reduced to $0.

At January 31, 2013, the common stock had a cost basis of approximately $1.2 million and a fair value of approximately $21,000.  The convertible preferred stock had a cost basis of $0 and a fair value of approximately $356,000.

Scott Schuenke, an officer of the Company, serves as a director of NPWT.

Octagon Credit Investors, LLC

Octagon, is a New York-based asset management company that manages leveraged loans and high yield bonds through collateralized debt obligations (“CDO”) funds.

At October 31, 2012, the Company’s investment in Octagon consisted of an equity investment with a cost basis of approximately $2.4 million and a fair value of approximately $6.2 million.

During the quarter ended January 31, 2013, the Valuation Committee increased the fair value of the equity investment by $450,000. Further, during the quarter ended January 31, 2013, the cost basis and fair value of the equity investment was decreased by approximately $30,000 because of an allocation of flow through losses by the Company’s Valuation Committee.

At January 31, 2013, the equity investment had a cost basis of approximately $2.3 million and a fair value of $6.6 million.

Ohio Medical Corporation

Ohio Medical, Gurnee, Illinois, is a manufacturer and supplier of suction and oxygen therapy products, medical gas equipment, and input devices.

At October 31, 2012, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis of approximately $15.8 million and a fair value of $0, and 21,176 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $31.1million.  The guarantee obligation had a fair value of negative $825,000.

During the quarter ended January 31, 2013, the Valuation Committee increased the liability associated with the guarantee obligation by $350,000.

At January 31, 2013, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis of approximately $15.8 million and a fair value of $0 and 22,023 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $31.1 million.  The guarantee obligation had a fair value of approximately negative $1.2 million.

Michael Tokarz, Chairman of the Company, Peter Seidenberg, Chief Financial Officer of the Company, and Jim O’Connor, a representative of the Company, serve as directors of Ohio Medical.

Pre-Paid Legal Services, Inc.

Pre-Paid Legal, Ada, Oklahoma, is the leading marketer of legal counsel and identity theft solutions to families and small businesses in the U.S. and Canada.

At October 31, 2012, the Company’s investment in Pre-Paid Legal consisted of a $3.0 million tranche A term loan and a $4.0 million tranche B term loan, both purchased at a discount.  The tranche A term loan bears annual interest at LIBOR, with a 1.5% floor, plus 6% and matures on January 1, 2017 and the tranche B term loan bears annual interest at LIBOR, with a 1.5% floor, plus 9.5% and matures on January 1, 2017.  At October 31, 2012, the loans had a combined outstanding balance of $7.0 million and a cost basis and fair value of approximately $6.9 million.

During the quarter ended January 31, 2013, Pre-Paid Legal made principal payments on its tranche A term loan totaling approximately $98,000.

During the quarter ended January 31, 2013, the Valuation Committee increased the fair value of the tranche A term loan by approximately $31,000 and the tranche B term loan by approximately $86,000.

At January 31, 2013, the loans had a combined cost basis of approximately $6.8 million and a cost basis and fair value of approximately $6.9 million.  The increases in the costs of the term loans are due to the amortization of the original issue discount and the increase in valuation mentioned above.

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

During the quarter ended January 31, 2013, the Valuation Committee increased the fair value of the preferred stock by approximately $423,000.

At January 31, 2013, the Company’s investment in RuMe consisted of 999,999 shares of common stock with a cost basis and fair value of approximately $160,000 and 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.8 million.

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

At October 31, 2012, the Company’s common equity interest in Security Holdings had a cost basis of approximately $40.2 million and a fair value of $24.0 million.

During the quarter ended January 31, 2013, the Valuation Committee increased the fair value of the common equity interest by approximately $3.0 million.

At January 31, 2013, the Company’s common equity interest in Security Holdings had a cost basis of approximately $40.2 million and a fair value of approximately $27.0 million.

Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2012, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of $7.9 million.

During the quarter ended January 31, 2013, the Valuation Committee decreased the fair value of the common equity interest by approximately $1.7 million.

At January 31, 2013, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of approximately $6.2 million.

Christopher Sullivan, a representative of the Company, serves as a director of SGDA Europe.

SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH

SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.

At October 31, 2012 and January 31, 2013, the Company’s investment in SGDA consisted of a term loan with an outstanding balance and cost basis of approximately $6.5 million.  The term loan bears annual interest at 7.0% and matures on August 31, 2014.  The term loan was fair valued at approximately $6.5 million.

SIA Tekers Invest

Tekers, Riga, Latvia, is a port facility used for the storage and servicing of vehicles.

At October 31, 2012, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $1.2 million.  The Company guaranteed a 1.4 million Euro mortgage for Tekers.  The guarantee was equivalent to approximately $194,000 at October 31, 2012 for Tekers.

During the quarter ended January 31, 2013, the Valuation Committee increased the fair value of the common stock by $234,000.

At January 31, 2013, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $1.5 million.  The guarantee for Tekers had a commitment of 125,000 euros at January 31, 2013, equivalent to approximately $170,000.  This guarantee was taken into account in the valuation of Tekers.

Summit Research Labs, Inc.

Summit, Huguenot, New York, is a specialty chemical company that manufactures antiperspirant actives.

At October 31, 2012, the Company’s investment in Summit consisted of a second lien loan and 1,115 shares of common stock.  The second lien loan bears annual interest at 14% and matures on September 30, 2017.  The second lien loan had an outstanding balance of $11.9 million with a cost of $11.8 million.  The second lien loan was fair valued at $11.9 million.  The common stock had been fair valued at $62.5 million with a cost basis of $16.0 million.

At January 31, 2013, the Company’s second lien loan had an outstanding balance, cost and fair value of approximately $12.1 million.  The 1,115 shares of common stock were fair valued at $62.5 million and had a cost basis of $16.0 million.  The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Summit.

See “Subsequent Events” for a discussion of the Company’s announcement regarding a definitive agreement to sell Summit.

Teleguam Holdings LLC

Teleguam, Guam, is a rural local exchange carrier providing broadband services, and local, long-distance and wireless phone services on the island of Guam.

At October 31, 2012, the Company’s investment in Teleguam consisted of a $7.0 million second lien loan, which was purchased at a discount, with an annual interest of LIBOR plus 8%, with a 1.75% LIBOR floor, and a maturity date of June 9, 2017.  The loan had an outstanding balance of $7.0 million and a cost basis and fair value of approximately $6.9 million.

At January 31, 2013, the loan had an outstanding balance of $7.0 million and a cost basis and fair value of approximately $6.9 million.  The increase in the cost and fair value of the second lien loan is due to the amortization of the original issue discount.

Turf Products, LLC

Turf, Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.

At October 31, 2012, the Company’s investment in Turf consisted of a senior subordinated loan, bearing interest at 13% per annum with a maturity date of January 31, 2014, a junior revolving note, bearing interest at 6% per annum with a maturity date of January 31, 2014, LLC membership interest, and warrants. The senior subordinated loan had an outstanding balance, cost basis and a fair valued of $8.4 million. The junior revolving note had an outstanding balance, cost, and fair value of $1.0 million.  The membership interest had a cost of $3.5 million and a fair value of $2.9 million.  The warrants had a cost of $0 and a fair value of $0.

During the quarter ended January 31, 2013, the Valuation Committee increased the fair value of the membership interest by $180,000.

At January 31, 2013, the mezzanine loan had an outstanding balance, cost basis and a fair value of approximately $8.4 million.  The junior revolving note had an outstanding balance and fair value of $1.0 million.  The membership interest has a cost of approximately $3.5 million and a fair value of approximately $3.1 million.  The warrants had a cost of $0 and a fair value of $0.

Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Turf.

U.S. Gas & Electric, Inc.

U.S. Gas, North Miami Beach, Florida, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.

At October 31, 2012, the Company’s investment in U.S. Gas consisted of a second lien loan with an outstanding balance, cost and fair value of $9.6 million.  The second lien loan bears annual interest at 14% and has a maturity date of July 25, 2015.  The 32,200 shares of convertible Series I preferred stock had a fair value of $81.1 million and a cost of $500,000, and the 8,216 shares of convertible Series J preferred stock had a cost and fair value of $0.

On January 22, 2013, the Company received a dividend from U.S. Gas of approximately $2.4 million.  The Company anticipates receiving dividends from U.S. Gas for as long as it maintains its equity investment in U.S. Gas, and its cash flows can support the dividend. Each quarterly dividend must be approved by U.S. Gas’s board of directors and be permissible under its gas and electric supply credit agreement.

At January 31, 2013, the second lien loan had an outstanding balance, cost basis and a fair value of approximately $9.7 million.  The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.  The convertible Series I preferred stock had a fair value of approximately $81.1 million and a cost of $500,000 and the convertible Series J preferred stock had a cost and fair value of $0.

Puneet Sanan, a representative of the Company, and Warren Holtsberg, a director of the Company, serve as Chairman and director, respectively, of U.S. Gas.

Velocitius B.V.

Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.

At October 31, 2012, the Company’s investment in Velocitius consisted of an equity investment with a cost of $11.4 million and a fair value of $21.7 million.

During the quarter ended January 31, 2013, the Valuation Committee decreased the fair value of the equity investment by approximately $1.1 million.

At January 31, 2013, the equity investment in Velocitius had a cost of approximately $11.4 million and a fair value of approximately $20.7 million.

Bruce Shewmaker, an officer of the Company, serves as a director of Velocitius.

Vestal Manufacturing Enterprises, Inc.

Vestal, Sweetwater, Tennessee, is a market leader for steel fabricated products to brick and masonry segments of the construction industry. Vestal manufactures and sells both cast iron and fabricated steel specialty products used in the construction of single-family homes.

At October 31, 2012, the Company’s investment in Vestal consisted of a senior subordinated promissory note and 81,000 shares of common stock.  The senior subordinated note had an annual interest of 12%, a maturity date of April 29, 2013 and an outstanding balance, cost, and fair value of $600,000.  The 81,000 shares of common stock had a cost basis of $1.9 million and a fair value of $5.7 million.

On December 17, 2012, the Company received a dividend from Vestal of approximately $426,000.

During the quarter ended January 31, 2013, the Valuation Committee increased the fair value of the common stock by approximately $1.7 million.

At January 31, 2013, the Company’s investment in Vestal consisted of a senior subordinated promissory note and 81,000 shares of common stock.  The senior subordinated note had an outstanding balance, cost, and fair value of $600,000.  The 81,000 shares of common stock had a cost basis of approximately $1.9 million and a fair value of $7.3 million.

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

At January 31, 2013, the Company had investments in portfolio companies totaling $416.5 million.  Also, at January 31, 2013, the Company had investments in unrestricted cash and cash equivalents totaling approximately $30.3 million.  The Company also had approximately $6.8 million in restricted cash and cash equivalents related to the project guarantee for Security Holdings.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the quarter ended January 31, 2013, the Company made two follow-on investments in existing portfolio companies totaling approximately $8.5 million.  On November 26, 2012, the Company loaned an additional $8.0 million to JSC Tekers, increasing the secured loan amount to $12.0 million.  The interest rate remains at 8% per annum and the maturity date was extended to December 31, 2014.  On December 14, 2012, the Company loaned an additional $500,000 to Biovation, increasing the loan amount to $2.0 million. The Company also received a warrant at no cost. The Company allocated a portion of the cost basis in the additional $500,000 loan to the warrant at the time the investment was made.

Current commitments include:

Commitments of the Company:

At January 31, 2013, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at January 31, 2013
Turf	$1.0 million	$1.0 million
MVC Private Equity Fund LP	$20.1 million	$8.2 million
Total	$21.1 million	$9.2 million

Guarantees:

As of January 31, 2013, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at January 31, 2013
MVC Automotive	$5.4 million	—
Tekers	$170,000	—
Ohio Medical	$21.7 million	—
Total	$27.3 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At January 31, 2013, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be $1.2 million.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee had a commitment of approximately 125,000 euros at January 31, 2013, equivalent to approximately $170,000.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.4 million at January 31, 2013) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of January 31, 2013 is approximately 5.5 million Euro (equivalent to approximately $7.5 million).

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note.  The note bears annual interest at 6.0% and expires on January 31, 2014.  On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note.  At January 31, 2013, the outstanding balance of the secured junior revolving note was $1.0 million.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of January 31, 2013, $8.2 million of the Company’s commitment was contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet.  This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, as part of Ohio Medical’s refinancing of their debt, the Company agreed to guarantee a series B preferred stock tranche of equity with a 12% coupon for the first 18 months it is outstanding.  After that initial period, the rate increases by 400bps to 16% for the next 6 months and increases by 50 bps (.5%) each 6 month period thereafter.  This guarantee requires the Company to assume this tranche of the Series B preferred stock if the Company is able to make Non-Diversified Investments.  As of January 31, 2013, the amount guaranteed was approximately $21.7 million and the guarantee obligation was fair valued at approximately $1.2 million by the Valuation Committee.

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

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million Credit Facility, consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders.  On April 13, 2010, the Company renewed the Credit Facility for three years.  The Credit Facility consists of a $50.0 million term loan with an interest rate of LIBOR plus 450 basis points with a 1.25% LIBOR floor.  As of January 31, 2013, there was $50.0 million in term debt outstanding under the Credit Facility and approximately $9,000 of interest payable.  The Credit Facility will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable.  During the year ended October 31, 2012, the Company requested Guggenheim’s consent, which was granted, to waive compliance with a particular covenant of the Credit Facility related to the interest and asset coverage ratios.  In order to obtain this waiver, the Company agreed to increase the interest rate on the Credit Facility if the Company did not meet a newly established covenant level that was more stringent than required in the Company’s Credit Facility documents.  The covenant level for an event of default remained the same.    As of October 31, 2012, the Company met all of its original covenant levels and was not in default, but was unable to meet the increased covenant level required by Guggenheim as part of the waiver obtained earlier in the year.  As a result, the interest rate on the Credit Facility was increased to LIBOR plus 525 basis points with a 1.25% LIBOR floor.  The increased rate is effective until the Company demonstrates that it has passed the higher covenant level.  The Company paid a closing fee, legal and other costs associated with obtaining and renewing the Credit Facility.  These costs are being amortized evenly over the life of the facility.  The prepaid expenses on the consolidated balance sheet include the unamortized portion of these costs.  Borrowings under the Credit Facility are secured, by among other things, cash, cash equivalents, debt investments, accounts receivable, equipment, instruments, general intangibles, the capital stock of MVCFS, and any proceeds from all the aforementioned items, as well as all other property except for equity investments made by the Company.  See “Subsequent Events” for a discussion regarding the Company’s repayment of the Credit Facility.

At January 31, 2013, the carrying amount of our Credit Facility approximates the fair value, using Level 3 inputs under the fair value hierarchy, of our Credit Facility, which was $50.0 million. The fair value of our debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any.

Subsequent Events

On February 13, 2013, the Company announced the signing of a definitive agreement to sell Summit to an affiliate of One Rock Capital Partners, LLC, subject to regulatory approvals, which were received on February 25, 2013, and the satisfaction of other customary closing conditions, including an escrow.  Prior to the completion of the transaction, the Company and other existing Summit shareholders will purchase Summit Custom Spray Drying (“SCSD”) from Summit.  SCSD provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.  Assuming satisfaction of the closing conditions and full realization of the escrow and the sale of SCSD, the Company anticipates receiving gross proceeds from its equity investment of approximately $63.0 million, which is the approximate fair value as of January 31, 2013.  Also, as part of the sale, the $12.1 million second lien loan to Summit will be repaid in full and the Company will then provide Summit with a $22.0 million second lien loan.

On February 19, 2013, the Company sold $70.0 million of senior unsecured notes, due in 2023 (the “Notes”), in a public offering. The Notes will mature on January 15, 2023, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016. The Notes will bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15, of each year, beginning April 15, 2013.  The Company had also granted the underwriters a 30-day option to purchase up to an additional $10.5 million of Notes to cover overallotments.  The additional $10.5 million in principal was purchased and the total principal amount of the Notes was $80.5 million.

On February 26, 2013, the Company received the funds related to the Notes offering, net of expenses, and subsequently repaid the Guggenheim Credit Facility in full including all accrued interest.

On February 27, 2013, the Company realized a loss of approximately $4.5 million on its investment in DPHI, Inc., a Legacy Investment formerly DataPlay, Inc.

On March 4, 2013, Custom Alloy made a principal payment of $5.0 million on its loan.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables which represent approximately 90.36% of the Company’s total assets at January 31, 2013.  As discussed in Note 7 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At January 31, 2013, approximately 90.36% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries.  As of January 31, 2013, the fair values of our two largest investments, Summit Research Labs, Inc. (“Summit”) and U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 19.1% and 23.3% of our net assets, respectively.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies. See “Subsequent Events” for a discussion of the Company’s announcement regarding a definitive agreement to sell Summit.

As a result of our significant portfolio investment in Summit, we are particularly subject to the risks of that company and the specialty chemical industry.

Given the extent of our investment in Summit, the Company is particularly subject to the risks impacting Summit and the specialty chemicals industry. See “Subsequent Events” for a discussion of the Company’s announcement regarding a definitive agreement to sell Summit.

Summit operates in a competitive marketplace. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers and customer service.  Summit’s competitors may be larger than it is and may have greater financial resources.  These competitors may also be able to maintain significantly greater operating and financial flexibility than it does. As a result, these competitors may be better able to withstand changes in conditions within the industry, changes in the prices of raw materials and energy and in general economic conditions. Additionally, competitors’ pricing decisions could compel Summit to decrease its prices, which could affect its margins and profitability adversely.  Summit’s ability to maintain or increase its profitability is, and will continue to be, dependent upon its ability to offset changes in the prices and margins of its products by improving production efficiency and volume, shifting to higher margin chemical products and improving existing products through innovation and research and development. If it is unable to do so or to otherwise maintain its competitive position, it could lose market share to its competitors.

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

At October 31, 2012, the Company had unused net realized losses of approximately $45.1 million and net unrealized losses of $19.5 million associated with Legacy Investments.  Since the Company’s realized losses were not offset by realized gains during the quarter ended January 31, 2013, the Company will be able to utilize them as capital loss carryforwards in the future.  If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.  The Regulated Investment Company Modernization Act of 2010, which was enacted on December 22, 2010, changed various technical rules governing the tax treatment of regulated investment companies, including the treatment of capital loss carryforwards.  Please see Note 11 of our consolidated financial statements “Tax Matters” for more information.

We may be unable to meet our covenant obligations under our Credit Facility or renew such facility, which could adversely affect our business.

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million revolving credit facility (the “Credit Facility”) with Guggenheim Corporate Funding, LLC (“Guggenheim”) as administrative agent to the lenders.  On April 13, 2010, the Company renewed the Credit Facility for three years.  The Credit Facility consists of a $50.0 million term loan with an interest rate of LIBOR plus 450 basis points with a 1.25% LIBOR floor.  As of January 31, 2013, there was $50.0 million in term debt outstanding under the Credit Facility.  The Credit Facility contains covenants that we may not be able to meet. If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy, as would be the case if we were unable to renew such facility.  As such, from time to time, due to investment activity, changing cash positions and the need to execute against certain corporate strategies, the Company has obtained Guggenheim’s consent to waive compliance with certain covenants contained in the Credit Facility and may require such consents in the future.  There can be no assurance that future waivers or consents will be granted.  During the year ended October 31, 2012, the Company requested Guggenheim’s consent, which was granted, to waive compliance with a particular covenant of the Credit Facility related to the interest and asset coverage ratios.  In order to obtain this waiver, the Company agreed to increase the interest rate on the Credit Facility if the Company did not meet a newly established covenant level relating to asset coverage that was more stringent than required in the Company’s Credit Facility documents.  The covenant level for an event of default remained the same.  At October 31, 2012, the Company met all of its original covenant levels and was not in default, but was unable to meet the increased covenant level required by Guggenheim as part of the waiver obtained earlier in the year and an interest rate penalty was triggered.  As a result, the interest rate on the Credit Facility increased to LIBOR plus 525 basis points with a 1.25% LIBOR floor.  The increased rate is effective until the Company demonstrates that it has passed the higher covenant level.  The Credit Facility will expire on April 27, 2013, at which time the outstanding amount under the Credit Facility will be due and payable.  Although not currently expected, in the event we are unable to renew such facility (or enter into a similar facility), our business could be adversely affected by, among other things, being forced to sell a portion of our investments quickly and prematurely to meet outstanding financing obligations and/or support working capital requirements at what may be disadvantageous prices.

In addition, if we require working capital greater than that provided by the Credit Facility or are unable to renew the Credit Facility, we may be required to obtain other sources of funds, which, if available, may result in increased borrowing costs for the Company and/or additional covenant obligations. See “Subsequent Events” for a discussion regarding the Company’s repayment of the Credit Facility.

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

(b)                                 There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no unregistered sales of equity securities for the quarter ended January 31, 2013.

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

Date: March 7, 2013
/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: March 7, 2013
/s/ Peter Seidenberg
Peter Seidenberg

In the capacity of the officer who performs the functions of Principal Financial Officer.