Form 10-Q
period 2013-04-30
MVC CAPITAL, INC.
filed 2013-06-10
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013 or

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

There were 23,251,442 shares of the registrant’s common stock, $.01 par value, outstanding as of June 10, 2013.

MVC Capital, Inc.

(A Delaware Corporation)

Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	April 30,	October 31,
	2013	2012
	(Unaudited)
ASSETS

Assets
Cash and cash equivalents	$101,929,798	$36,160,558
Restricted cash and cash equivalents	6,584,000	6,480,000
Investments at fair value
Non-control/Non-affiliated investments (cost $76,014,013 and $54,629,419)	62,158,921	34,197,990
Affiliate investments (cost $131,572,266 and $128,521,214)	188,501,613	178,396,856
Control investments (cost $119,836,680 and $149,281,248)	117,879,807	191,575,802
Total investments at fair value (cost $327,422,959 and $332,431,881)	368,540,341	404,170,648
Escrow receivables, net of reserves	5,962,431	991,563
Dividends and interest receivables, net of reserves	3,099,320	4,559,703
Deferred financing fees	3,040,333	—
Fee and other receivables	2,245,982	3,314,116
Prepaid expenses	541,472	753,501
Prepaid taxes	248	591

Total assets	$491,943,925	$456,430,680

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$80,500,000	$—
Provision for incentive compensation (Note 10)	17,838,583	15,655,438
Management fee payable	1,865,133	2,027,571
Other accrued expenses and liabilities	805,490	734,501
Professional fees payable	642,334	767,835
Management fee payable - Asset Management	605,960	1,054,433
Payable for purchased treasury shares	579,450	—
Interest payable	259,388	—
Portfolio fees payable - Asset Management	138,492	140,293
Consulting fees payable	75,144	34,476
Term loan	—	50,000,000

Total liabilities	103,309,974	70,414,547

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 23,469,342 and 23,916,982 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	425,651,660	425,651,660
Accumulated earnings	66,699,082	64,524,665
Distributions paid to stockholders	(98,430,704)	(92,010,775)
Accumulated net realized loss	(3,187,373)	(46,401,983)
Net unrealized appreciation	41,117,382	71,738,767
Treasury stock, at cost, 4,835,106 and 4,387,466 shares held, respectively	(43,499,140)	(37,769,245)

Total shareholders’ equity	388,633,951	386,016,133

Total liabilities and shareholders’ equity	$491,943,925	$456,430,680

Net asset value per share	$16.56	$16.14

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter	For the Quarter
	February 1, 2013 to	February 1, 2012 to
	April 30, 2013	April 30, 2012
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$577	$2,662
Affiliate investments	2,456,402	30,854
Control investments	—	12,000,000

Total dividend income	2,456,979	12,033,516

Payment-in-kind dividend income
Affiliate investments	66,794	61,707
Total payment-in-kind dividend income	66,794	61,707

Interest income
Non-control/Non-affiliated investments	563,080	489,027
Affiliate investments	823,884	756,060
Control investments	391,672	591,263

Total interest income	1,778,636	1,836,350

Payment-in-kind interest income
Non-control/Non-affiliated investments	242,520	13,167
Affiliate investments	236,846	500,401
Control investments	202,830	200,310
Total payment-in-kind interest income	682,196	713,878

Fee income
Non-control/Non-affiliated investments	400,487	15,243
Affiliate investments	236,283	268,756
Control investments	404,498	195,959

Total fee income	1,041,268	479,958

Fee income - Asset Management(1)
Management fees	309,287	251,284
Portfolio fees	137,979	615,459

Total fee income - Asset Management	447,266	866,743

Other income	190,042	171,789

Total operating income	6,663,181	16,163,941

Operating Expenses:
Management fee	1,865,133	2,176,819
Interest and other borrowing costs	1,417,818	831,988
Net Incentive compensation (Note 10)	1,008,484	(174,566)
Management fee - Asset Management(1)	231,961	188,463
Audit fees	158,100	144,000
Other expenses	140,738	142,973
Legal fees	140,000	137,500
Consulting fees	136,251	95,451
Portfolio fees - Asset Management(1)	103,484	461,593
Directors’ fees	103,125	88,000
Insurance	82,770	83,613
Administration	62,315	64,847
Public relations fees	48,000	25,500
Printing and postage	30,118	34,200

Total operating expenses	5,528,297	4,300,381

Less: Voluntary Expense Waiver by Adviser (2)	(37,500)	(37,500)
Less: Voluntary Incentive Fee Waiver by Adviser(3)	—	(2,345,189)

Total waivers	(37,500)	(2,382,689)

Net operating income before taxes	1,172,384	14,246,249

Tax Expenses:
Current tax expense	1,067	548

Total tax expense	1,067	548

Net operating income	1,171,317	14,245,701

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized (loss) gain on investments
Non-control/Non-affiliated investments	(4,518,677)	19,923
Control investments	49,655,826	41,097

Total net realized gain on investments	45,137,149	61,020

Net unrealized depreciation on investments	(38,417,062)	(12,792,354)

Net realized gain and net change in unrealized appreciation (depreciation) on investments	6,720,087	(12,731,334)

Net increase in net assets resulting from operations	$7,891,404	$1,514,367

Net increase in net assets per share resulting from operations	$0.33	$0.06

Dividends declared per share	$0.135	$0.120

Weighted average number of shares outstanding (4)	23,790,734	23,916,982

(1)These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”). Please see Note 9 “Management” for more information.

(2)Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2013 and 2012 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  Please see Note 9 “Management” for more information.

(3)Reflects TTG Advisers’ voluntary waiver of the Incentive Fee associated with pre-incentive fee net operationg income for the fiscal quarter ended April 30, 2013.  Please see Note 9 “Management” for more information.

(4) Please see Note 12 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Six Month Period	For the Six Month Period
	November 1, 2012 to	November 1, 2011 to
	April 30, 2013	April 30, 2012
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$1,551	$4,242
Affiliate investments	4,842,150	61,102
Control investments	426,300	12,000,000
Total dividend income	5,270,001	12,065,344

Payment-in-kind dividend income
Affiliate investments	132,278	122,205
Total payment-in-kind dividend income	132,278	122,205

Interest income
Non-control/Non-affiliated investments	1,079,798	984,498
Affiliate investments	1,940,922	1,527,702
Control investments	892,719	1,200,657
Total interest income	3,913,439	3,712,857

Payment-in-kind interest income
Non-control/Non-affiliated investments	285,698	13,167
Affiliate investments	481,435	1,000,425
Control investments	497,131	399,254
Total payment-in-kind interest income	1,264,264	1,412,846

Fee income
Non-control/Non-affiliated investments	400,591	54,119
Affiliate investments	473,129	538,578
Control investments	538,298	374,031
Total fee income	1,412,018	966,728

Fee income - Asset Management(1)
Portfolio fees	278,592	698,876
Management Fees	618,128	769,089
Total fee income - Asset Management	896,720	1,467,965

Other income	160,197	60,137

Total operating income	13,048,917	19,808,082

Operating Expenses:
Management fee	3,945,370	4,433,238
Interest and other borrowing costs	2,354,861	1,627,112
Net Incentive compensation (Note 10)	2,183,145	(2,111,702)
Management fee - Asset Management(1)	463,592	576,816
Audit fees	316,400	288,000
Legal fees	276,000	312,520
Other expenses	274,291	327,176
Consulting fees	268,502	217,702
Portfolio fees - Asset Management(1)	208,944	524,156
Directors fees	206,250	175,000
Insurance	165,540	167,226
Administration	126,187	132,203
Public relations fees	97,500	51,000
Printing and postage	61,118	68,400

Total operating expenses	10,947,700	6,788,847

Less: Voluntary Expense Waiver by Adviser(2)	(75,000)	(75,000)
Less: Voluntary Management Fee Waiver by Adviser(3)	—	(58,728)
Less: Voluntary Incentive Fee Waiver by Adviser(4)	—	(2,345,189)

Total waivers	(75,000)	(2,478,917)

Net operating income before taxes	2,176,217	15,498,152

Tax Expenses:
Current tax expense	1,800	1,097

Total tax expense	1,800	1,097

Net operating income	2,174,417	15,497,055

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized (loss) gain on investments
Non-control/Non-affiliated investments	(6,441,216)	213,716
Control investments	49,655,826	41,097

Total net realized gain on investments	43,214,610	254,813

Net unrealized depreciation on investments	(30,621,385)	(23,255,328)

Net realized and unrealized gain (loss) on investments	12,593,225	(23,000,515)

Net increase (decrease) in net assets resulting from operations	$14,767,642	$(7,503,460)

Net increase (decrease) in net assets per share resulting from operations	$0.62	$(0.31)

Dividends declared per share	$0.27	$0.24

Weighted average number of shares outstanding (5)	23,844,840	23,916,982

(1)These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”). Please see Note 9 “Management” for more information.

(2)Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2013 and 2012 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  Please see Note 9 “Management” for more information.

(3)Reflects TTG Advisers’ voluntary agreement that any assets of the Company invested in exchange-traded funds or the Octagon High Income Cayman Fund Ltd. would not be taken into the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  Please see Note 9 “Management” for more information.

(4)Reflects TTG Advisers’ voluntary waiver of the Incentive Fee associated with pre-incentive fee net operationg income for the fiscal quarter ended April 30, 2012.  Please see Note 9 “Management” for more information.

(5) Please see Note 12 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Month Period	For the Six Month Period
	November 1, 2012 to	November 1, 2011 to
	April 30, 2013	April 30, 2012
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$14,767,642	$(7,503,460)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized gain	(43,214,610)	(254,813)
Net change in unrealized (appreciation) depreciation	30,621,385	23,255,328
Amortization of discounts and fees	(100,982)	(32,663)
Increase in accrued payment-in-kind dividends and interest	(1,102,967)	(1,535,051)
Amortization of deferred financing fees	56,287	—
Allocation of flow through (income) loss	(80,370)	17,632
Changes in assets and liabilities:
Dividends and interest receivables, net of reserves	1,460,383	1,196,623
Fee and other receivables	1,068,134	—
Escrow receivables	(4,970,868)	290,336
Prepaid expenses	212,029	(98,898)
Prepaid taxes	343	—
Incentive compensation (Note 10)	2,183,145	(4,456,891)
Other liabilities	212,282	1,101,608
Purchases of equity investments	(5,894,411)	(6,363,325)
Purchases of debt instruments	(30,571,661)	(1,000,000)
Proceeds from equity investments(1)	65,744,643	2,880,201
Proceeds from debt instruments	20,229,280	1,147,007

Net cash provided by operating activities	50,619,684	8,643,634

Cash flows from Financing Activities:
Proceeds from senior notes	80,500,000	—
Repurchase of common stock	(5,729,895)	—
Financing fees paid	(3,096,620)	—
Distributions paid to shareholders	(6,419,929)	(5,740,076)
Repayments under revolving credit facility	(50,000,000)	—

Net cash provided by (used in) financing activities	15,253,556	(5,740,076)

Net change in cash and cash equivalents for the period	65,873,240	2,903,558

Unrestricted and restricted cash and cash equivalents, beginning of period	$42,640,558	$35,242,460

Unrestricted and restricted cash and cash equivalents, end of period	$108,513,798	$38,146,018

(1)   For the six month period ended April 30, 2013, proceeds from equity investments includes $5,678,975 held in escrow receivables, net of reserves.

During the six months ended April 30, 2013 and 2012 MVC Capital, Inc. paid $2,360,378 and $1,453,486 in interest expense, respectively.

During the six months ended April 30, 2013 and 2012 MVC Capital, Inc. paid $1,757 and $1,967 in income taxes, respectively.

Non-cash activity:

During the six months ended April 30, 2013 and 2012, MVC Capital, Inc. recorded payment in-kind dividend and interest of $1,102,967 and $1,535,051, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the six months ended April 30, 2013 and 2012, MVC Capital, Inc. was allocated $160,197 and $60,137, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC.  Of these amounts, $79,827 and 77,769, respectively, was received in cash and the balance of $80,370 and ($17,632), respectively, was undistributed and therefore increased/(decreased) the cost of the investment.  The fair value was then increased/(decreased) by $80,370 and ($17,632), respectively, by the Company’s Valuation Committee.

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

On January 13, 2012, the Company received free warrants related to their debt investment in Freshii USA, Inc.  The Company allocated the cost basis in the investment between the senior secured loan and the warrant at the time the investment was made.  The Company will amortize the discount associated with the warrant over the life of the loan.  During the six months ended April 30, 2013 and April 30, 2012, the Company recorded $2,596 and $3,144, respectively, of amortization.

On December 14, 2012, the Company received free warrants related to their debt investment in Biovation Holdings, Inc.  The Company allocated the cost basis in the investment between the bridge loan and the warrant at the time the investment was made.  The Company will amortize the discount associated with the warrant over the life of the loan.  During the six months ended April 30, 2013, the Company recorded $38,750 of amortization.

On March 23, 2012, the Company sold its shares in the Octagon High Income Cayman Fund Ltd. (“Octagon Fund”).  As part of this transaction, there was $152,000 held back until Octagon Fund’s fiscal year 2012 audit is complete.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Six Month Period	For the Six Month Period
	November 1, 2012 to	November 1, 2011 to	For the Year Ended
	April 30, 2013	April 30, 2012	October 31, 2012
	(Unaudited)	(Unaudited)
Operations:
Net operating income	$2,174,417	$15,497,055	$21,121,070
Net realized gain (loss) on investments	43,214,610	254,813	(20,518,433)
Net change in unrealized depreciation on investments	(30,621,385)	(23,255,328)	(22,257,313)

Net increase (decrease) in net assets from operations	14,767,642	(7,503,460)	(21,654,676)

Shareholder Distributions:
Distributions to shareholders from income	(6,419,929)	(5,740,076)	(11,838,907)

Net decrease in net assets from shareholder distributions	(6,419,929)	(5,740,076)	(11,838,907)

Capital Share Transactions:
Repurchase of common stock	(5,729,895)	—	—

Net decrease in net assets from capital share transactions	(5,729,895)	—	—

Total increase (decrease) in net assets	2,617,818	(13,243,536)	(33,493,583)

Net assets, beginning of period/year	386,016,133	419,509,716	419,509,716

Net assets, end of period/year	$388,633,951	$406,266,180	$386,016,133

Common shares outstanding, end of period/year	23,469,342	23,916,982	23,916,982

Undistributed net operating income	$5,036,651	$9,756,979	$9,282,163

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Six Month Period		For the Six Month Period		For the
	November 1, 2012 to		November 1, 2011 to		Year Ended
	April 30, 2013		April 30, 2012		October 31, 2012
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$16.14		$17.54		$17.54

Gain from operations:
Net operating income	0.07		0.65		0.88
Net realized and unrealized gain (loss) on investments	0.55		(0.96)		(1.78)

Total gain (loss) from investment operations	0.62		(0.31)		(0.90)

Less distributions from:
Income	(0.27)		(0.24)		(0.50)
Return of capital	—		—		—

Total distributions	(0.27)		(0.24)		(0.50)

Capital share transactions
Anti-dilutive effect of share repurchase program	0.07		—		—

Total capital share transactions	0.07		—		—

Net asset value, end of period/year	$16.56		$16.99		$16.14

Market value, end of period/year	$12.99		$13.20		$12.36

Market discount	(21.56)%		(22.31)%		(23.42)%

Total Return - At NAV (a)	4.30	%(d)	(1.78	)%(d)	(5.21)%

Total Return - At Market (a)	7.37	%(d)	5.11	%(d)	0.44%

Ratios and Supplemental Data:

Portfolio turnover ratio	9.44	%(d)	0.90	%(d)	3.31%

Net assets, end of period/year (in thousands)	$388,634		$406,266		$386,016

Ratios to average net assets:
Expenses excluding tax expense	5.65	%(c)	2.10	%(c)	2.17%
Expenses including tax expense	5.65	%(c)	2.10	%(c)	2.17%

Net operating income before tax expense	1.13	%(c)	7.54	%(c)	5.22%
Net operating income after tax expense	1.13	%(c)	7.54	%(c)	5.22%

Ratios to average net assets excluding waivers:
Expenses excluding tax expense	5.69	%(c)	3.31	%(c)	2.80%
Expenses including tax expense	5.69	%(c)	3.31	%(c)	2.80%

Net operating income before tax expense	1.09	%(c)	6.33	%(c)	4.59%
Net operating income after tax expense	1.09	%(c)	6.33	%(c)	4.59%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	4.52	%(c)	3.13	%(c)	4.21%
Expenses excluding incentive compensation, interest and other borrowing costs	3.29	%(c)	2.33	%(c)	3.38%

Net operating income (loss) before incentive compensation	2.26	%(c)	6.51	%(c)	3.18%
Net operating income before incentive compensation, interest and other borrowing costs	3.49	%(c)	7.31	%(c)	4.01%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	4.56	%(c)	4.33	%(c)	4.27%
Expenses excluding incentive compensation, interest and other borrowing costs	3.33	%(c)	3.54	%(c)	3.44%

Net operating income (loss) before incentive compensation	2.22	%(c)	5.31	%(c)	3.12%
Net operating income before incentive compensation, interest and other borrowing costs	3.45	%(c)	6.10	%(c)	3.95%

(c) Annualized.

(d) Non- Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

April 30, 2013 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments- 16.00% (a), (c), (f), (g)

Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	—
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 02/28/2014 (b)	$2,075,000	1,948,750	$1,903,646
		Warrants (d)		165,000	160,000
				2,113,750	2,063,646
BPC II, LLC	Apparel	Limited Liability Company Interest (d)		180,000	—
FOLIOfn, Inc.	Technology Investment	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	10,790,000
Freshii USA, Inc.	Food Services	Senior Secured Loan 6.0000% Cash, 6.0000% PIK, 01/11/2017 (b)	1,076,221	1,043,743	1,051,146
		Warrants (d), (l)		33,873	38,753
				1,077,616	1,089,899
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	24,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	422,000
				1,231,638	446,000
Prepaid Legal Services, Inc.	Consumer Services	Tranche A Term Loan 7.5000% Cash, 01/1/2017	2,764,228	2,736,399	2,764,228
		Tranche B Term Loan 11.0000% Cash, 01/1/2017	4,000,000	3,919,459	4,000,000
				6,655,858	6,764,228
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000% Cash, 08/31/2014 (e)	6,547,350	6,547,350	6,547,350
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 4.2500% Cash, 9.7500% PIK , 10/01/2018 (b)	22,017,875	22,017,875	22,017,875
Teleguam Holdings, LLC	Telecommunications	Second Lien Loan 9.7500% Cash, 06/09/2017	7,000,000	6,951,923	6,951,923
U.S. Spray Drying Holdging Company	Specialty Chemicals	Class B Common Stock (784 shares)		5,488,000	5,488,000

Sub Total Non-control/Non-affiliated investments				76,014,013	62,158,921

Affiliate investments - 48.50% (a), (c), (f), (g)

Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,174,376	3,735,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 12.0000% Cash, 06/18/2013	10,467,522	10,467,522	10,467,522
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	47,696
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	10,792,304
				20,467,522	21,307,522
Harmony Health & Beauty, Inc.	Health & Beauty - Retail	Common Stock (147,621 shares) (d)		6,700,000	—
JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d), (e)		4,500	4,500
		Secured Loan 8.0000% Cash, 12/31/2014 (e), (h)	12,000,000	12,000,000	11,000,000
				12,004,500	11,004,500
Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 08/30/2017 (b)	11,580,939	11,577,840	11,580,939
		Convertible Preferred Stock (20,000 shares) (b)		3,406,497	3,406,497
				14,984,337	14,987,436
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		2,445,115	6,752,166
RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	1,840,000
				1,159,815	2,000,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		40,186,620	30,995,000
SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d), (e)		20,084,599	6,787,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK , 06/30/2015 (b)	9,865,382	9,865,382	9,865,382
		Convertible Series I Preferred Stock (32,200 shares) (k)		500,000	81,067,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
				10,365,382	90,932,989

Sub Total Affiliate investments				131,572,266	188,501,613

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

 Consolidated Schedule of Investments - (Continued)

 April 30, 2013 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments - 30.33% (a), (c), (f), (g)
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d), (e)		$34,736,938	$36,364,000
		Bridge Loan 10.0000% Cash, 12/31/2013 (e)	$1,635,244	1,635,244	1,635,244
				36,372,182	37,999,244
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (d), (j)		8,410,050	10,147,713
		General Partnership Interest (d), (j)		214,542	256,794
				8,624,592	10,404,507
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (22,904 shares) (b)		30,000,000	26,500,000
		Guarantee - Series B Preferred (d)		—	—
				45,763,636	26,500,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d), (e)		2,300,000	1,263,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 9.0000% Cash, 4.0000% PIK , 01/31/2014 (b)	8,395,262	8,395,262	8,395,262
	Irrigation Equipment	Junior Revolving Note 6.0000% Cash, 01/31/2014	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,693	3,466,794
		Warrants (d)		—	—
				12,930,955	12,862,056
Velocitius B.V.	Renewable Energy	Common Equity Interest (d), (e)		11,395,315	19,476,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2015	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	8,775,000
				2,450,000	9,375,000

Sub Total Control Investments				119,836,680	117,879,807

TOTAL INVESTMENT ASSETS - 94.83% (f)				$327,422,959	$368,540,341

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

(c) All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except MVC Automotive Group B.V., Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, JSC Tekers Holdings, Centile Holdings B.V., Velocitius B.V., MVC Private Equity Fund L.P., and Freshii USA, Inc. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe which represents approximately 20% of the total assets. The remaining portfolio companies are located in North America which represents approximately 75% of the total assets.

(f) Percentages are based on net assets of $388,633,951 as of April 30, 2013.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved against.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market. The fund currently holds three investments, two located in the United States and one in Gibraltar, which are in the energy, services, and industrial sectors, respectively.

(k) Upon a liquidity event, the Company may receive additional ownership in U.S. Gas & Electric, Inc.

(l) Includes a warrant in Freshii One LLC, an affiliate of Freshii USA, Inc.

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2012

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments- 8.86% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (j)		$5,000,003	—
Biovation Holdings, Inc.	Manufacturer of Laminate Material & Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 02/28/2014 (b), (h)	$1,500,000	1,500,000	$1,500,000
BPC II, LLC	Apparel	Limited Liability Company Interest (d)		180,000	—
DPHI, Inc.	Technology Investment	Preferred Stock (602,131 shares) (d), (j)		4,520,355	—
FOLIOfn, Inc.	Technology Investment	Preferred Stock (5,802,259 shares) (d), (j)		15,000,000	10,790,000
Freshii USA, Inc.	Food Services	Senior Secured Loan 6.0000% Cash, 6.0000% PIK, 01/11/2017 (b), (h)	1,044,304	1,009,230	1,017,224
		Warrants (d), (m)		33,873	33,873
				1,043,103	1,051,097
Lockorder Limited	Technology Investment	Common Stock (21,064 shares) (d), (e), (j)		2,007,701	—
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (j)		3,750,000	—
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,236,364	25,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	440,000
				1,236,364	465,000
Prepaid Legal Services, Inc.	Consumer Services	Tranche A Term Loan 7.5000% Cash, 01/01/2017 (h)	3,024,390	2,989,832	2,989,832
		Tranche B Term Loan 11.0000% Cash, 01/01/2017 (h)	4,000,000	3,908,589	3,908,589
				6,898,421	6,898,421
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000% Cash, 08/31/2014 (e), (h)	6,547,350	6,547,350	6,547,350
Teleguam Holdings, LLC	Telecommunications	Second Lien Loan 9.7500% Cash, 06/09/2017 (h)	7,000,000	6,946,122	6,946,122

Sub Total Non-control/Non-affiliated investments				54,629,419	34,197,990

Affiliate investments - 46.21% (a), (c), (f), (g)
Centile Holding B.V.	Software	Common Equity Interest (d), (e)		3,174,376	3,140,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 7.0000% Cash, 7.0000% PIK , 06/18/2013 (b), (h)	15,623,348	15,623,348	15,623,348
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000
				25,623,348	25,623,348
Harmony Health & Beauty, Inc.	Health & Beauty - Retail	Common Stock (147,621 shares) (d)		6,700,000	100,000
JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d), (e)		4,500	4,500
		Secured Loan 8.0000% Cash, 06/30/2014 (e), (h)	4,000,000	4,000,000	4,000,000
				4,004,500	4,004,500
Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 08/30/2017 (b), (h)	11,842,742	11,829,348	11,842,742
		Convertible Preferred Stock (20,000 shares) (b)		3,274,219	3,274,219
				15,103,567	15,116,961
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		2,364,745	6,221,796
RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	1,417,000
				1,159,815	1,577,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		40,186,620	24,011,000
SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d), (e)		20,084,599	7,915,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK , 07/25/2015 (b), (h)	9,619,644	9,619,644	9,619,644
		Convertible Series I Preferred Stock (32,200 shares) (d), (l)		500,000	81,067,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
				10,119,644	90,687,251

Sub Total Affiliate investments				128,521,214	178,396,856

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

(c) All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Lockorder Limited, MVC Automotive Group B.V., Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, JSC Tekers Holdings, Centile Holding B.V., Velocitius B.V., MVC Private Equity Fund L.P., and Freshii USA, Inc. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

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

April 30, 2013

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. As of April 30, 2013, the Company had approximately $106.2 million in cash equivalents of the total cash and cash equivalents of approximately $108.5 million.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment, and is classified as restricted cash on the Company’s Consolidated Balance Sheet (equivalent to approximately $6.6 million at April 30, 2013).

5. Investment Valuation Policy

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification, Fair Value Measurements and Disclosures (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At April 30, 2013, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

ASC 820 provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy that prioritizes information used to measure value.  In determining fair value, the Valuation Committee primarily uses the level 3 inputs referenced in ASC 820.

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

At April 30, 2013, approximately 76.13% of total assets represented portfolio investments in Portfolio Companies and escrow receivables recorded at fair value (“Fair Value Investments”).

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

There is no one methodology to determine fair value and, in fact, for any portfolio security, fair value may be expressed as a range of values, from which the Company derives a single estimate of fair value.  To determine the fair value of a portfolio security, the Valuation Committee analyzes the Portfolio Company’s financial results and projections, publicly traded comparable companies when available, comparable private transactions when available, precedent transactions in the market when available, third-party real estate and asset appraisals, if appropriate and available, discounted cash flow analysis, if appropriate, as well as other factors.  The Company generally requires, where practicable, Portfolio Companies to provide annual audited and more regular unaudited financial statements, and/or annual projections for the upcoming fiscal year.

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

In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At April 30, 2013, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

If a security is publicly traded, the fair value is generally equal to market value based on the closing price on the principal exchange on which the security is primarily traded, unless restricted and an appropriate discount is applied.

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

For the Company’s or its subsidiary’s investment in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP of the PE Fund, the Valuation Committee relies on the GP’s determination of the Fair Value of the PE Fund, which will be generally valued, as a practical expedient, utilizing the net asset valuations provided by the GP, which will be made:  (i) no less frequently than quarterly as of the Company’s fiscal quarter end and (ii) with respect to the valuation of PE Fund investments in Portfolio Companies, will be based on methodologies consistent with those set forth in the valuation procedures.  The determination of the net asset value of the Company’s or its subsidiary’s investment in the PE Fund will follow the methodologies described for valuing interests in private investment funds (“Investment Vehicles”) described below.  Additionally, when both the Company and the PE Fund hold investments in the same Portfolio Company, the GP’s Fair Value determination shall be based on the Valuation Committee’s determination of the fair value of the Company’s portfolio security in that Portfolio Company.

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

Escrows related to the sale of a Portfolio Company are generally valued at an amount, which may be expected to be received from the buyer under the escrow’s various conditions discounted for both risk and time.

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

6. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 76.13% of the Company’s total assets at April 30, 2013. As discussed in Note 7, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills, which are federally guaranteed securities, or other high quality, highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of April 30, 2013 and October 31, 2012.

	April 30, 2013	October 31, 2012
Energy Services	23.40%	23.49%
Automotive Dealerships	9.78%	9.63%
Electrical Engineering	7.98%	6.22%
Specialty Chemicals	7.08%	19.26%
Medical Device Manufacturer	6.93%	7.96%
Manufacturer of Pipe Fittings	5.48%	6.64%
Renewable Energy	5.01%	5.63%
Theme Park	3.86%	3.92%
Soil Remediation	3.43%	3.75%
Distributor - Landscaping and Irrigation Equipment	3.31%	3.18%
Real Estate Management	2.83%	1.04%
Technology	2.78%	2.79%
Private Equity	2.68%	2.14%
Iron Foundries	2.41%	1.62%
Telecommunications	1.79%	1.80%
Consumer Services	1.74%	1.79%
Financial Services	1.74%	1.61%
Software	0.96%	0.81%
Manufacturer of Laminate Material and Composites	0.53%	0.39%
Consumer Products	0.51%	0.41%
Port Facilities	0.32%	0.32%
Food Services	0.28%	0.27%
Apparel	0.00%	0.00%
Health & Beauty - Retail	0.00%	0.03%

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

•                                          Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We did not value any of our investments using Level 1 inputs as of April 30, 2013.

•                                          Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date or within six months of the measurement date, are generally categorized as Level 2 investments.  We did not value any of our investments using Level 2 inputs as of April 30, 2013.

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

The following fair value hierarchy table sets forth our investment portfolio by level as of April 30, 2013 and October 31, 2012 (in thousands):

	April 30, 2013
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$99,781	$99,781
Common Stock	—	—	15,715	15,715
Preferred Stock	—	—	134,866	134,866
Warrants	—	—	199	199
Other Equity Investments	—	—	117,980	117,980
Escrow receivables	—	—	5,962	5,962
Total Investments	$—	$—	$374,503	$374,503

	October 31, 2012
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$89,502	$89,502
Common Stock	—	—	69,686	69,686
Preferred Stock	—	—	138,089	138,089
Warrants	—	—	34	34
Other Equity Investments	—	—	107,685	107,685
Guarantees	—	—	(825)	(825)
Escrow receivables	—	—	991	991
Total Investments, net	$—	$—	$405,162	$405,162

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the six month period ended April 30, 2013 and the year ended October 31, 2012, there were no transfers in and out of Level 1 or 2.

The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the six month period ended April 30, 2013, and April 30, 2012 (in thousands):

	Balances, November 1, 2012	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, April 30, 2013
Senior/Subordinated Loans and credit facilities	$89,502	$2	$(2)	$(965)	$31,473	$(20,229)	$—	$99,781
Common Stock	69,686	48,281	(44,497)	3,045	5,488	(66,288)	—	15,715
Preferred Stock	138,089	(4,436)	4,520	(3,355)	132	(84)	—	134,866
Warrants	34	—	—	—	165	—	—	199
Other Equity Investments	107,685	—	—	9,808	517	(30)	—	117,980
Guarantees	(825)	—	—	825	—	—	—	—
Escrow receivables	991	(632)	—	—	6,311	(708)	—	5,962
Total	$405,162	$43,215	$(39,979)	$9,358	$44,086	$(87,339)	$—	$374,503

	Balances, November 1, 2011	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, April 30, 2012
Senior/Subordinated Loans and credit facilities	$85,587	$8	$—	$(179)	$2,491	$(878)	$—	$87,029
Common Stock	94,001	—	—	(11,682)	48	—	—	82,367
Preferred Stock	146,382	—	—	(120)	122	—	—	146,384
Warrants	—	—	—	—	34	—	—	34
Other Equity Investments	123,441	41	—	(10,793)	6,298	—	—	118,987
Guarantees	—	—	—	(700)	—	—	—	(700)
Escrow receivables	1,147	143	—	—	152	(585)	—	857
Total	$450,558	$192	$—	$(23,474)	$9,145	$(1,463)	$—	$434,958

(1)                 Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.

(2)                 Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities disposed of during the six months ended April 30, 2013 and April 30, 2012, respectively.

(3)                 Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities held at April 30, 2013 and April 30, 2012, respectively.

(4)                 Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.

(5)                 Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following table summarizes information about the Company’s Level 3 fair value measurements as of April 30, 2013 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	4/30/2013	Valuation technique	Unobservable input	Low	High	average (a)
Common Stock (c) (d)	$15,715	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	100.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	13.4%	15.0%	13.4%

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	5.0x	9.0x	5.0x
			Forward EBITDA Multiple	5.0x	5.0x	5.0x

Senior/Subordinated loans and credit facilities (b) (d)	$99,781	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	EBITDA Multiple	3.3x	8.8x	6.3x
			Forward EBITDA Multiple	5.0x	5.0x	5.0x
			Market Quotes	98.5%	100.0%	99.2%

		Income Approach	Discount Rate	13.4%	15.5%	14.7%
			Required Rate of Return	13.0%	15.0%	13.3%

Other Equity Investments (d)	$117,980	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	EBIT Multiple	8.0x	8.0x	8.0x
			Discount to notional value of CLO equity	20.0%	20.0%	20.0%
			Revenue Multiple	2.0x	2.0x	2.0x
			Forward EBITDA Multiple	5.0x	7.5x	7.1x
			EBITDA Multiple	6.0x	7.5x	7.4x
			Euros per TTM MWhr	€0.70	€0.70	€0.70
			Euros per Expected MWhr new P50	€0.70	€0.70	€0.70

		Income Approach	Discount Rate	7.5%	18.8%	9.7%

Preferred Stock (c)	$134,866	Market Approach	Revenue Multiple	2.0x	3.3x	3.1x
			EBITDA Multiple	5.0x	9.0x	6.2x
			% of AUM	1.0%	1.0%	1.0%
			Illiquidity Discount	30.0%	30.0%	30.0%

		Income Approach	Discount Rate	15.0%	15.0%	15.0%

Warrants	$199	Market Approach	EBITDA Multiple	8.8x	8.8x	8.8x

		Income Approach	Discount Rate	15.5%	23.4%	21.9%

		Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%

Guarantees	$—	Income Approach	Discount Rate	0.0%	0.0%	0.0%

Escrow Receivables	$5,962	Adjusted Net Asset Approach	Discount to Net Asset Value	10.0%	98.5%	11.9%

Total	$374,503

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

ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements related to the application of the highest and best use and valuation premise concepts for financial and nonfinancial instruments, measuring the fair value of an instrument classified in equity, and disclosures about fair value measurements. ASU 2011-04 requires additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy, including the valuation processes used by the reporting entity, the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.

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

For the Six Month Period Ended April 30, 2013

During the six month period ended April 30, 2013, the Company made two new investments, committing capital totaling approximately $27.5 million.  The investments were made in Summit Research Labs, Inc. (“Summit”) ($22.0 million) and U.S. Spray Drying Holding Company (“SCSD”) ($5.5 million).

During the six month period ended April 30, 2013, the Company made four follow-on investments into three existing portfolio companies totaling approximately $9.0 million.  On November 26, 2012, the Company loaned an additional $8.0 million to JSC Tekers Holdings (“JSC Tekers”), increasing the secured loan amount to $12.0 million.  The interest rate remains at 8% per annum and the maturity date was extended to December 31, 2014.  On December 14, 2012 and April 9, 2013, the Company loaned an additional $500,000 and $75,000, respectively, to Biovation Holdings, Inc. (“Biovation”), increasing the loan amount to approximately $2.1 million. The Company also received a warrant at no cost. The Company allocated a portion of the cost basis of the additional $500,000 loan to the warrant at the time the investment was made. On February 15, 2013, the Company contributed approximately $406,000 to the PE Fund, which as of April 30, 2013, has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc.

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

On December 31, 2012, the Company received a distribution from NPWT Corporation (“NPWT”) of approximately $89,000, which was characterized as a return of capital.  Of the $89,000 distribution, approximately $5,000 was related to the common stock and reduced its cost basis.  The remaining $84,000 was related to the preferred stock and recorded as a capital gain as the cost basis of the preferred stock had already been reduced to $0.

On February 8, 2013, the Company received a $70,000 dividend from Marine Exhibition Corporation (“Marine”).

On February 13, 2013, the Company announced the signing of a definitive agreement to sell Summit Research Labs, Inc. (“Summit”) to an affiliate of One Rock Capital Partners, LLC, subject to regulatory approvals, which were received on February 25, 2013, and the satisfaction of other customary closing conditions, including an escrow.  Prior to the completion of the transaction, the Company and other existing Summit shareholders purchased SCSD from Summit.  The Company invested approximately $5.5 million for 784 shares of class B common stock.  SCSD provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.  On March 29, 2013, the Company received gross equity proceeds of approximately $66.3 million, resulting in a realized gain of approximately $49.7 million from the transaction, a $3.8 million premium to the last reported fair market value placed on Summit by the Company’s Valuation Committee as of January 31, 2013.  The $66.3 million of proceeds includes approximately $6.3 million held in escrow, which had a fair value of approximately $5.7 million as of April 30, 2013.  The decrease in the escrow fair value of approximately $600,000 was recorded as a realized loss.  Also, as part of the sale, the $12.1 million second lien loan to Summit was repaid in full, including all accrued interest.  The Company then provided Summit with a $22.0 million second lien loan with an annual interest rate of 14% and a maturity date of October 1, 2018.

On February 27, 2013, the Company realized a loss of approximately $4.5 million on the 602,131 preferred shares of DPHI, Inc., a Legacy Investment formerly DataPlay, Inc, which had a fair value of $0.

During the six month period ended April 30, 2013, the Company received dividend payments from U.S. Gas & Electric, Inc. (“U.S. Gas”) totaling approximately $4.7 million.

During the six month period ended April 30, 2013, Marine made principal payments totaling $500,000 on its senior subordinated loan.  As of April 30, 2013, the balance of the loan was approximately $11.6 million.

During the six month period ended April 30, 2013, Custom Alloy Corporation (“Custom Alloy”) made principal payments of approximately $5.3 million on its loan.  As of April 30, 2013, the outstanding balance of the loan was approximately $10.5 million.

During the six month period ended April 30, 2013, Pre-Paid Legal Services, Inc. (“Pre-Paid Legal”) made principal payments on its tranche A term loan totaling approximately $260,000.  As of April 30, 2013, the outstanding balance of the tranche A term loan was approximately $2.8 million.

During the quarter ended January 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $4,000 and series B preferred stock by approximately $836,000, Turf Products, LLC (“Turf”) equity interest by $180,000, MVC Automotive equity interest by approximately $2.2 million, Octagon Credit Investors, LLC (“Octagon”) equity interest by $450,000, SIA Tekers Invest (“Tekers”) common stock by $234,000, Vestal common stock by approximately $1.7 million, Pre-Paid Legal term loan A and term loan B by a total of approximately $119,000, RuMe Inc. (“RuMe”) preferred stock by $423,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $12,000, Centile Holdings B.V. (“Centile”) equity interest by $90,000 and Security Holdings B.V. (“Security Holdings”) equity interest by $3.0 million.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii USA, Inc. (“Freshii”) and U.S. Gas, and the Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $648,977.  The Valuation Committee also decreased the fair value of the Company’s investments in SGDA Europe B.V. (“SGDA Europe”) equity interest by approximately $1.7 million, Harmony Health & Beauty, Inc. (“HH&B”) common stock by $100,000, NPWT preferred stock by approximately $84,000 due to the distribution received, and Velocitius B.V. (“Velocitius”) equity interest by approximately $1.1 million.  The Valuation Committee also determined to increase the liability associated with the Ohio Medical Corporation (“Ohio Medical”) guarantee by $350,000.  Also, during the quarter ended January 31, 2013, the undistributed allocation of flow through losses from the Company’s equity investment in Octagon decreased the cost basis and fair value of this investment by approximately $30,000.

During the quarter ended April 30, 2013, the Valuation Committee increased the fair value of the Company’s investments in MVC Automotive equity interest by approximately $665,000, NPWT preferred and common stock by a total of approximately $70,000, Security Holdings equity interest by approximately $4.0 million, SGDA Europe equity interest by approximately $614,000, Turf equity interest by $412,000, Vestal common stock by approximately $1.5 million, Centile equity interest by $505,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.7 million and Freshii warrant by approximately $5,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $453,990.  The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical Preferred stock by $4.6 million, Tekers common stock by $218,000, Velocitius equity interest by approximately $1.2 million, JSC Tekers secured loan by $1.0 million and the Biovation loan and warrant by a total of approximately $50,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee, which had a fair value as of January 31, 2013 of approximately $1.2 million.  Also, during the quarter ended April 30, 2013, the undistributed allocation of flow through income from the

Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $110,000.

During the six month period ended April 30, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $4,000 and series B preferred stock by approximately $836,000, Octagon equity interest by $450,000, Pre-Paid Legal term loan A and term loan B by a total of approximately $119,000, RuMe preferred stock by $423,000, MVC Automotive equity interest by approximately $2.9 million, Security Holdings equity interest by approximately $7.0 million, Turf equity interest by $592,000, Vestal common stock by approximately $3.2 million, Centile equity interest by $595,000, Tekers common stock by $16,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.7 million and Freshii warrant by approximately $5,000.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,102,967.  The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical Preferred stock by $4.6 million, SGDA Europe equity interest by approximately $1.1 million, NPWT preferred and common stock by a total of approximately $14,000, HH&B common stock by $100,000, Velocitius equity interest by approximately $2.2 million, JSC Tekers secured loan by $1.0 million, Biovation loan and warrant by a total of approximately $50,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee which had a net change of $825,000.  Also, during the six month period ended April 30, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $80,000.

At April 30, 2013, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $368.5 million with a cost basis of $327.0 million.  At April 30, 2013, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $357.7 million and $303.2 million, respectively.  At October 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $404.2 million with a cost basis of $332.4 million.  At October 31, 2012, the fair value and cost basis of portfolio investments of the Legacy Investments were $10.8 million and $30.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $393.4 million and $302.1 million, respectively.

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

On October 12, 2012, the Company received a dividend from U.S. Gas of approximately $2.4 million.  U.S. Gas’ board approved an initial dividend to its shareholders, with future distributions projected to be paid quarterly. The Company anticipates receiving dividends from U.S. Gas for as long as it maintains its equity investment and its cash flows can support the dividend. Each quarterly dividend must be approved by U.S. Gas’s board of directors and be permissible under its gas and electric supply credit agreement.

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

At October 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $404.2 million with a cost basis of $332.4 million.  At October 31, 2012, the fair value and cost basis of portfolio investments of the Legacy Investments were $10.8 million and $30.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $393.4 million and $303.5 million, respectively.  At October 31, 2011, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $452.2 million, with a cost basis of $358.2 million.  At October 31, 2011, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $32.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.4 million and $325.9 million, respectively.

8. Commitments and Contingencies

Commitments of the Company:

At April 30, 2013, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at April 30, 2013
Turf	$1.0 million	$1.0 million
MVC Private Equity Fund LP	$20.1 million	$8.6 million
Total	$21.1 million	$9.6 million

Guarantees:

As of April 30, 2013, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at April 30, 2013
MVC Automotive	$5.3 million	—
Tekers	$132,000	—
Ohio Medical	$22.2 million	—
Total	$27.6 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At April 30, 2013, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be $0.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee had a commitment of approximately 100,000 euros at April 30, 2013, equivalent to approximately $132,000.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.3 million at April 30, 2013) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of April 30, 2013 is approximately 7.2 million Euro (equivalent to approximately $9.5 million).

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note.  The note bears annual interest at 6.0% and expires on January 31, 2014.  On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note.  At April 30, 2013, the outstanding balance of the secured junior revolving note was $1.0 million.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of April 30, 2013, $8.6 million of the Company’s commitment was contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet.  This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, as part of Ohio Medical’s refinancing of their debt, the Company agreed to guarantee a series B preferred stock tranche of equity with a 12% coupon for the first 18 months it is outstanding.  After that initial period, the rate increases by 400bps to 16% for the next 6 months and increases by 50 bps (.5%) each 6 month period thereafter.  This guarantee requires the Company to assume this tranche of the Series B preferred stock if the Company is able to make Non-Diversified Investments.  As of April 30, 2013, the amount guaranteed was approximately $22.2 million and the Valuation Committee determined to remove the liability associated with the guarantee.

Commitments of the Company

Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers, which has since been amended and restated (the “Advisory Agreement”), and described in Note 9 of the consolidated financial statements, “Management”, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space.  The Company’s offices continue to be located on the second floor of 287 Bowman Avenue, Purchase, New York 10577.

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million Credit Facility, consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders.  On April 13, 2010, the Company renewed the Credit Facility for three years.  The Credit Facility consisted of a $50.0 million term loan with an interest rate of LIBOR plus 450 basis points with a 1.25% LIBOR floor and had a maturity date of April 27, 2013.

On February 19, 2013, the Company sold $70.0 million of senior unsecured notes (the “ Senior Notes”) in a public offering.  The Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Senior Notes will bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year, beginning April 15, 2013.  The Company had also granted the underwriters a 30-day option to purchase up to an additional $10.5 million of Senior Notes to cover overallotments.  The additional $10.5 million in principal was purchased and the total principal amount of the Senior Notes totaled $80.5 million.  The net proceeds to the Company from the sale of the Senior Notes, after offering expenses, were approximately $77.4 million.  The offering expenses incurred are amortized over the term of the Senior Notes.  As of April 30, 2013, the outstanding amount of the Senior Notes was $80.5 million and the market value was approximately $82.1 million. The market value of the Senior Notes are based on the closing price of the security as of April 30, 2013 on the New York Stock Exchange (NYSE:MVCB).  See “Subsequent Events” for more information on the sale of additional Senior Notes.

On February 26, 2013, the Company received the funds related to the Senior Notes offering, net of expenses, and subsequently repaid the Credit Facility in full, including all accrued interest.  The excess net proceeds after the repayment of the Credit Facility the Company intends to use for general corporate purposes, including, for example, investing in portfolio companies according to our investment objective and strategy, repurchasing shares pursuant to the share repurchase program adopted by our Board of Directors, funding distributions, and/or funding the activities of our subsidiaries.

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

Under the terms of the Advisory Agreement, TTG Advisers determines, consistent with the Company’s investment strategy, the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes.  TTG Advisers also identifies and negotiates the structure of the Company’s investments (including performing due diligence on prospective Portfolio Companies), closes and monitors the Company’s investments, determines the securities and other assets purchased, retains or sells and oversees the administration, recordkeeping and compliance functions of the Company and/or third parties performing such functions for the Company.  TTG Advisers’ services under the Advisory Agreement are not exclusive, and it may furnish similar services to other entities.  Pursuant to the Advisory Agreement, the Company is required to pay TTG Advisers a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee.  The base management fee is calculated at 2.0% per annum of the Company’s total assets excluding cash, the value of any investment in a Third-Party Vehicle covered by a Separate Agreement (as defined in the Advisory Agreement) and the value of any investment by the Company not made in portfolio companies (“Non-Eligible Assets”) but including assets purchased with borrowed funds that are not Non-Eligible Assets.  The incentive fee consists of two parts: (i) one part is based on pre-incentive fee net operating income; and (ii) the other part is based on the capital gains realized on our portfolio of securities acquired after November 1, 2003.

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

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund has closed on approximately $104 million of capital commitments.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make additional investments that represent more than 5% of its total assets or more than 10% of the outstanding voting securities of the issuer (“Non-Diversified Investments”) through the PE Fund. As previously disclosed, the Company is limited in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees generated by the PE Fund and its portfolio companies and a portion of any carried interest generated by the PE Fund.  Given this separate arrangement with the GP and the PE Fund (the “PM Agreement”), under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a Portfolio Company on the Consolidated Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.

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

10. Incentive Compensation

At October 31, 2012, the provision for estimated incentive compensation was approximately $15.7 million.  During the six month period ended April 30, 2013, this provision for incentive compensation was increased by a net amount of approximately $2.1 million to approximately $17.8 million.  The net increase in the provision for incentive compensation during the six month period ended April 30, 2013 reflects the Valuation Committee’s determination to increase the fair values of eleven of the Company’s portfolio investments (Custom Alloy, MVC Automotive, Octagon, Security Holdings, SIA Tekers, Turf, Vestal, Pre-Paid Legal, RuMe, Freshii and Centile) by a total of approximately $16.1 million and the difference between the amount received from the sale of Summit and Summit’s carrying value at January 31, 2013, which was an increase of approximately $3.8 million.  The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of seven of the Company’s portfolio investments (HH&B, Ohio Medical, SGDA Europe, Velocitius, JSC Tekers, Biovation and NPWT) by a total of approximately $8.2 million and the $84,000 realized gain related to NPWT.  For the six month period ended April 30, 2013, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

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

11. Tax Matters

At October 31, 2012, the Company had a net capital loss carryforward of $45,108,864 of which $26,318,783 will expire in the year 2019 and $18,790,081 has no expiration. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed.  The Company had approximately $13.0 million in unrealized losses associated with Legacy Investments as of April 30, 2013.

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

Dividends and capital gain distributions, if any, are recorded on the ex-dividend date.  Dividends and capital gain distributions are generally declared and paid quarterly according to the Company’s policy established on July 11, 2005. An additional distribution may be paid by the Company to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Company either in the form of a cash distribution or a stock dividend.  The amount and character of income and capital gain distributions are determined in accordance with income tax regulations that may differ from U.S. generally accepted accounting principles.

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

For the Quarter Ended April 30, 2013

On April 12, 2013, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was payable on April 30, 2013 to shareholders of record on April 23, 2013. The total distribution amounted to $3,191,136.

During the quarter ended April 30, 2013, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 271 shares of our common stock at an average price of $13.11, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

SHARE REPURCHASE PROGRAM

On July 19, 2011, the Company’s Board of Directors approved a share repurchase program authorizing up to $5.0 million for share repurchases.  No shares were repurchased under this new repurchase program as of October 31, 2012.  On April 3, 2013 the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.

The following table represents our stock repurchase program for the six month period ended April 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share including commission	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Purchased Under the Program

As of October 31, 2012	—	—	—	—
For the Six Month Period ended April 30, 2013	447,640	$12.80	447,640	5,729,895

Total	447,640	$12.80	447,640	5,729,895

13. Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc. and the wholly-owned subsidiaries MVC Financial Services, Inc. and MVC Cayman.

The following table presents book basis segment data for the six month period ended April 30, 2013:

	MVC	MVCFS	Consolidated

Interest and dividend income	$10,579,940	$42	$10,579,982
Fee income	30,795	1,381,223	1,412,018
Fee income - asset management	—	896,720	896,720
Other income	160,197	—	160,197
Total operating income	10,770,932	2,277,985	13,048,917

Total operating expenses	7,662,137	3,285,563	10,947,700
Less: Waivers by Adviser	(75,000)	—	(75,000)
Total net operating expenses	7,587,137	3,285,563	10,872,700

Net operating income (loss) before taxes	3,183,795	(1,007,578)	2,176,217
Tax expense	—	1,800	1,800
Net operating income (loss)	3,183,795	(1,009,378)	2,174,417
Net realized gain on investments	43,214,610	—	43,214,610
Net change in unrealized (depreciation) appreciation on investments	(30,662,145)	40,760	(30,621,385)
Net increase (decrease) in net assets resulting from operations	15,736,260	(968,618)	14,767,642

14. Subsequent Events

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The net proceeds to the Company from the sale of the additional Senior Notes, after estimated offering expenses, are expected to be approximately $33.7 million.  The Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year, beginning July 15, 2013.

On May 30, 2013, the Company contributed approximately $705,000 to the PE Fund primarily for a follow-on equity investment in Plymouth Rock Energy, LLC.

Since April 30, 2013, the Company repurchased 217,900 shares at an average price of $13.06, including commissions. Total repurchases during fiscal year 2013 have been 665,540 shares at an average price of $12.89, including commissions.

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

Selected Consolidated Financial Data

	Six Month Period Ended	Six Month Period Ended	Year Ended
	April 30,	April 30,	October 31,
	2013	2012	2012
	(Unaudited)	(Unaudited)
	(In thousands, except per share data and number of investments)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$10,580	$17,313	$25,205
Fee income	1,412	967	1,940
Fee income - asset management	897	1,468	2,300
Other income	160	60	442

Total operating income	13,049	19,808	29,887

Expenses:
Management fee	3,945	4,433	8,588
Portfolio fees - asset management	209	524	968
Management fee - asset management	464	577	757
Administrative	1,792	1,740	3,573
Interest and other borrowing costs	2,355	1,627	3,367
Net Incentive compensation (Note 10)	2,183	(2,112)	(5,937)

Total operating expenses	10,948	6,789	11,316

Total waiver by adviser	(75)	(2,479)	(2,554)

Net operating income before taxes	2,176	15,498	21,125

Tax expense, net	2	1	4

Net operating income	2,174	15,497	21,121

Net realized and unrealized gain (loss):
Net realized gain (loss) on investments	43,215	255	(20,518)
Net change in unrealized (depreciation) appreciation on investments	(30,621)	(23,255)	(22,257)

Net realized and unrealized gain (loss) on investments	12,594	(23,000)	(42,775)

Net increase (decrease) in net assets resulting from operations	$14,768	$(7,503)	$(21,654)

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$0.62	$(0.31)	$(0.90)
Dividends per share	$0.270	$0.240	$0.495
Balance Sheet Data:
Portfolio at value	$368,540	$434,101	$404,171
Portfolio at cost	327,423	363,360	332,432
Total assets	491,944	480,508	456,431
Shareholders’ equity	388,634	406,266	386,016
Shareholders’ equity per share (net asset value)	$16.56	$16.99	$16.14
Common shares outstanding at period end	23,469	23,917	23,917
Other Data:
Number of Investments funded in period	6	6	11
Investments funded ($) in period	$36,469	$7,363	$11,300

	2013		2012				2011
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	6,663	6,386	6,148	3,931	16,164	3,644	3,421	3,482	4,544	4,524

Management fee	1,865	2,080	2,027	2,127	2,177	2,257	2,155	2,183	2,022	2,485
Portfolio fees - asset management	103	106	106	338	462	62	—	—	—	—
Management fee - asset management	232	232	140	41	188	388	—	—	227	70
Administrative	902	890	862	971	817	923	1,105	1,049	990	1,176
Interest, fees and other borrowing costs	1,418	937	886	854	832	795	783	784	745	770
Net Incentive compensation	1,008	1,175	(1,410)	(2,415)	(175)	(1,937)	3,483	(463)	531	(1,603)
Total waiver by adviser	(37)	(38)	(38)	(37)	(2,383)	(96)	(38)	(37)	(38)	(138)
Tax expense	1	1	3	—	—	1	2	—	2	10
Net operating income (loss) before net realized and unrealized gains	1,171	1,003	3,572	2,052	14,246	1,251	(4,069)	(34)	65	1,754
Net increase (decrease) in net assets resulting from operations	7,892	6,876	(3,556)	(10,595)	1,515	(9,018)	13,282	(2,369)	2,302	(6,244)
Net increase (decrease) in net assets resulting from operations per share	0.33	0.29	(0.14)	(0.45)	0.06	(0.37)	0.56	(0.10)	0.10	(0.26)
Net asset value per share	16.56	16.29	16.14	16.42	16.99	17.04	17.54	17.1	17.32	17.33

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2012, the Company made two new investments and made nine follow-on investments in five existing portfolio companies committing a total of $11.3 million of capital to these investments.  During the six month period ended April 30, 2013, the Company made two new investments and four follow-on investments in three existing portfolio companies, committing capital totaling $36.5 million.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of April 30, 2013, 2.19% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

We participate in the private equity business generally by providing privately negotiated long-term equity and/or debt investment capital to small and middle-market companies. Our financings are generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases, and/or bridge financings. We generally invest in private companies, though, from time to time, we may invest in public companies that may lack adequate access to public capital.

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment funds.  Furthermore, the Board of Directors authorized the establishment of a PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP and which may raise up to $250 million.  On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund closed on approximately $104 million of capital commitments.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is limited in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies.  Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a portfolio company on the Consolidated Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

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

OPERATING INCOME

For the Six Month Period Ended April 30, 2013 and 2012. Total operating income was $13.0 million for the six month period ended April 30, 2013 and $19.8 million for the six month period ended April 30, 2012, a decrease of approximately $6.8 million.

For the Six Month Period Ended April 30, 2013

Total operating income was $13.0 million for the six month period ended April 30, 2013. The decrease in operating income over the same period last year was primarily due to a decrease in dividend income and fee income from asset management.  The main components of operating income for the six month period ended April 30, 2013, was dividend income from portfolio companies and the interest earned on loans.  The Company earned approximately $10.6 million in interest and dividend income from investments in portfolio companies.  Of the $10.6 million recorded in interest/dividend income, approximately $1.3 million was “payment in kind” interest/dividends.  The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 6% to 14%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $897,000 and fee income from portfolio companies of approximately $1.4 million, totaling approximately $2.3 million.  Of the $897,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Six Month Period Ended April 30, 2013 and 2012.  Operating expenses, net of Voluntary Waivers, were approximately $10.9 million for the six month period ended April 30, 2013 and $4.3 million for the six month period ended April 30, 2012, a decrease of approximately $6.6 million.

For the Six Month Period Ended April 30, 2013

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $10.9 million or 5.65% of the Company’s average net assets, when annualized, for the six month period ended April 30, 2013.  Significant components of operating expenses for the six month period ended April 30, 2013 were management fee expense related to the Company of approximately $3.9 million, interest and other borrowing costs of approximately $2.4 million, and incentive compensation expense of approximately $2.2 million.

The approximately $6.6 million increase in the Company’s net operating expenses for the six month period ended April 30, 2013 compared to the six month period ended April 30, 2012, was primarily due to the approximately $6.6 million increase in the estimated provision for incentive compensation expense, which includes the voluntary incentive fee waiver by TTG Advisers during the six month period ended April 30, 2012, an approximately $728,000 increase in interest and other borrowing costs offset by a decrease of approximately $600,000 in management fee expense, which includes management fees related to the Company and portfolio management fees related to the PE Fund.  The portfolio fees are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2011 and 2012 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). On October 23, 2012, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% and the Voluntary Waiver to the 2013 fiscal year.  TTG Advisers had also voluntarily agreed that any assets of the Company that were invested in exchange-traded funds and the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  For fiscal year 2012 and for the six month period ended April 30, 2013 annualized, the Company’s expense ratio was 2.95% and 2.83%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the six month period ended April 30, 2013, the provision for incentive compensation was increased by a net amount of approximately $2.1 million to approximately $17.8 million.  The net increase in the provision for incentive compensation during the six month period ended April 30, 2013 reflects the Valuation Committee’s determination to increase the fair values of eleven of the Company’s portfolio investments (Custom Alloy, MVC Automotive, Octagon, Security Holdings, SIA Tekers, Turf, Vestal, Pre-Paid Legal, RuMe, Freshii and Centile) by a total of approximately $16.1 million and the difference between the amount received from the sale of Summit and Summit’s carrying value at January 31, 2013, which was an increase of approximately $3.2 million.  The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of seven of the Company’s portfolio investments (HH&B, Ohio Medical, SGDA Europe, Velocitius, JSC Tekers, Biovation and NPWT) by a total of approximately $8.2 million and the $84,000 realized gain related to NPWT.  For the six month period ended April 30, 2013, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 10 of our consolidated financial statements “Incentive Compensation” for more information.

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

The $2.9 million decrease in the Company’s net operating expenses for the six month period ended April 30, 2012 compared to the six month period ended April 30, 2011, was primarily due to the $1.0 million decrease in the estimated provision for incentive compensation expense and the $2.3 million voluntary waiver of the income incentive fee payment, which were offset by the addition of approximately $524,000 in portfolio fees — asset management expense.  The portfolio fees are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring organization or other customary fees from any portfolio company of the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2010 and 2011 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). On October 25, 2011, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% and the Voluntary Waiver to the 2012 fiscal year.  TTG Advisers had also voluntarily agreed that any assets of the Company that were invested in exchange-traded funds and the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  For fiscal year 2011 and for the six month period ended April 30, 2012 annualized, the Company’s expense ratio was 3.18% and 2.94%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Six Month Period Ended April 30, 2013 and 2012.  Net realized gains for the six month period ended April 30, 2013 were approximately $43.2 million and net realized gains for the six month period ended April 30, 2012 were approximately $255,000, an increase of approximately $42.9 million.

For the Six Month Period Ended April 30, 2013

Net realized gains for the six month period ended April 30, 2013 were approximately $43.2 million.  The significant components of the Company’s net realized gains for the six month period ended April 30, 2013 were primarily due to the realized gain on Summit and the realized losses on Lockorder Limited and DPHI, Inc..

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

On February 13, 2013, the Company announced the signing of a definitive agreement to sell Summit to an affiliate of One Rock Capital Partners, LLC, subject to regulatory approvals, which were received on February 25, 2013, and the satisfaction of other customary closing conditions, including an escrow.  Prior to the completion of the transaction, the Company and other existing Summit shareholders purchased SCSD from Summit.  The Company invested approximately $5.5 million for 784 shares of class B common stock.  SCSD provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.  On March 29, 2013, the Company received gross equity proceeds of approximately $66.3 million, resulting in a realized gain of approximately $49.7 million from the transaction, a $3.8 million premium to the last reported fair market value placed on Summit by the Company’s Valuation Committee as of January 31, 2013.  The $66.3 million of proceeds includes approximately $6.3 million held in escrow, which had a fair value of approximately $5.7 million as of April 30, 2013.  The decrease in the escrow fair value of approximately $600,000 was recorded as a realized loss.

On February 27, 2013, the Company realized a loss of approximately $4.5 million on the 602,131 preferred shares of DPHI, Inc., a Legacy Investment formerly DataPlay, Inc, which had a fair value of $0.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Six Month Period Ended April 30, 2013 and 2012.  The Company had a net change in unrealized depreciation on portfolio investments of approximately $30.6 million for the six month period ended April 30, 2013 and approximately $23.3 million for the six month period ended April 30, 2012, a net increase of approximately $7.3 million.

For the Six Month Period Ended April 30, 2013

The Company had a net change in unrealized depreciation on portfolio investments of approximately $30.6 million for the six month period ended April 30, 2013.  The change in unrealized depreciation for the six month period ended April 30, 2013  primarily resulted from the reclassification from unrealized to realized caused by the sale of Summit of $46.5 million and the Valuation Committee’s decision to decrease the fair value of the Company’s investments in Ohio Medical Preferred stock by $4.6 million, SGDA Europe equity interest by approximately $1.1 million, NPWT preferred and common stock by a total of approximately $14,000, HH&B common stock by $100,000, Velocitius equity interest by approximately $2.2 million, JSC Tekers secured loan by $1.0 million, Biovation loan and warrant by a total of approximately $50,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee which had a net change of $825,000.  These changes in unrealized depreciation were partially off-set by the reclassification from unrealized depreciation to realized losses caused by Lockorder Limited and DPHI, Inc., Legacy Investments, totaling  approximately $6.5 million and the Valuation Committee to increase the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $4,000 and series B preferred stock by approximately $836,000, Octagon equity interest by $450,000, Pre-Paid Legal term loan A and term loan B by a total of approximately $119,000, RuMe preferred stock by $423,000, MVC Automotive equity interest by approximately $2.9 million, Security Holdings equity interest by approximately $7.0 million, Turf equity interest by $592,000, Vestal common stock by approximately $3.2 million, Centile equity interest by $595,000, Tekers common stock by $16,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.7 million and Freshii warrant by approximately $5,000.

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

PORTFOLIO INVESTMENTS

For the Six Month Period Ended April 30, 2013 and the Year Ended October 31, 2012.  The cost of the portfolio investments held by the Company at April 30, 2013 and at October 31, 2012 was $327.0 million and $332.4 million, respectively, a decrease of $5.4 million.  The aggregate fair value of portfolio investments at April 30, 2013 and at October 31, 2012 was $368.5 million and $404.2 million, respectively, a decrease of $35.7 million.  The Company held unrestricted cash and cash equivalents at April 30, 2013 and at October 31, 2012 of $101.9 million and $36.2 million, respectively, an increase of approximately $65.7 million.

For the Six Month Period Ended April 30, 2013

During the six month period ended April 30, 2013, the Company made two new investments, committing capital totaling approximately $27.5 million.  The investments were made in Summit ($22.0 million) and SCSD ($5.5 million).

During the six month period ended April 30, 2013, the Company made four follow-on investments into three existing portfolio companies totaling approximately $9.0 million.  On November 26, 2012, the Company loaned an additional $8.0 million to JSC Tekers, increasing the secured loan amount to $12.0 million.  The interest rate remains at 8% per annum and the maturity date was extended to December 31, 2014.  On December 14, 2012 and April 9, 2013, the Company loaned an additional $500,000 and $75,000, respectively, to Biovation, increasing the loan amount to approximately $2.1 million. The Company also received a warrant at no cost. The Company allocated a portion of the cost basis of the additional $500,000 loan to the warrant at the time the investment was made. On February 15, 2013, the Company contributed approximately $406,000 to the PE Fund, which as of April 30, 2013, has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc.

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

On December 31, 2012, the Company received a distribution from NPWT of approximately $89,000, which was characterized as a return of capital.  Of the $89,000 distribution, approximately $5,000 was related to the common stock and reduced its cost basis.  The remaining $84,000 was related to the preferred stock and recorded as a capital gain as the cost basis of the preferred stock had already been reduced to $0.

On February 8, 2013, the Company received a $70,000 dividend from Marine.

On February 13, 2013, the Company announced the signing of a definitive agreement to sell Summit to an affiliate of One Rock Capital Partners, LLC, subject to regulatory approvals, which were received on February 25, 2013, and the satisfaction of other customary closing conditions, including an escrow.  Prior to the completion of the transaction, the Company and other existing Summit shareholders purchased SCSD from Summit.  The Company invested approximately $5.5 million for 784 shares of class B common stock.  SCSD provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.  On March 29, 2013, the Company received gross equity proceeds of approximately $66.3 million, resulting in a realized gain of approximately $49.7 million from the transaction, a $3.8 million premium to the last reported fair market value placed on Summit by the Company’s Valuation Committee as of January 31, 2013.  The $66.3 million of proceeds includes approximately $6.3 million held in escrow, which had a fair value of approximately $5.7 million as of April 30, 2013.  The decrease in the escrow fair value of approximately $600,000 was recorded as a realized loss.  Also, as part of the sale, the $12.1 million second lien loan to Summit was repaid in full including all accrued interest.  The Company then provided Summit with a $22.0 million second lien loan with an annual interest rate of 14% and a maturity date of October 1, 2018.

On February 27, 2013, the Company realized a loss of approximately $4.5 million on the 602,131 preferred shares of DPHI, Inc., a Legacy Investment formerly DataPlay, Inc, which had a fair value of $0.

During the six month period ended April 30, 2013, the Company received dividend payments from U.S. Gas totaling approximately $4.7 million.

During the six month period ended April 30, 2013, Marine made principal payments totaling $500,000 on its senior subordinated loan.  As of April 30, 2013, the balance of the loan was approximately $11.6 million.

During the six month period ended April 30, 2013, Custom Alloy made principal payments of approximately $5.3 million on its loan.  As of April 30, 2013, the outstanding balance of the loan was approximately $10.5 million.

During the six month period ended April 30, 2013, Pre-Paid Legal made principal payments on its tranche A term loan totaling approximately $260,000.  As of April 30, 2013, the outstanding balance of the tranche A term loan was approximately $2.8 million.

During the quarter ended January 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $4,000 and series B preferred stock by approximately $836,000, Turf equity interest by $180,000, MVC Automotive equity interest by approximately $2.2 million, Octagon Credit Investors, LLC (“Octagon”) equity interest by $450,000, SIA Tekers common stock by $234,000, Vestal common stock by approximately $1.7 million, Pre-Paid Legal term loan A and term loan B by a total of approximately $119,000, RuMe preferred stock by $423,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $12,000, Centile equity interest by $90,000 and Security Holdings equity interest by $3.0 million.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $648,977.  The Valuation Committee also decreased the fair value of the Company’s investments in SGDA Europe equity interest by approximately $1.7 million, HH&B common stock by $100,000, NPWT preferred stock by approximately $84,000 due to the distribution received, and Velocitius equity interest by approximately $1.1 million.  The Valuation Committee also determined to increase the liability associated with the Ohio Medical guarantee by $350,000.  Also, during the quarter ended January 31, 2013, the undistributed allocation of flow through losses from the Company’s equity investment in Octagon decreased the cost basis and fair value of this investment by approximately $30,000.

During the quarter ended April 30, 2013, the Valuation Committee increased the fair value of the Company’s investments in MVC Automotive equity interest by approximately $665,000, NPWT preferred and common stock by a total of approximately $70,000, Security Holdings equity interest by approximately $4.0 million, SGDA Europe equity interest by approximately $614,000, Turf equity interest by $412,000, Vestal common stock by approximately $1.5 million, Centile equity interest by $505,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.7 million and Freshii warrant by approximately $5,000.  In addition, increases in the cost basis and fair value of the loans to  Marine, Summit, Freshii and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $453,990.  The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical Preferred stock by $4.6 million, Tekers common stock by $218,000, Velocitius equity interest by approximately $1.2 million, JSC Tekers secured loan by $1.0 million and the Biovation loan and warrant by a total of approximately $50,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee, which had a fair value as of January 31, 2013 of approximately $1.2 million.  Also, during the quarter ended April 30, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $110,000.

During the six month period ended April 30, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $4,000 and series B preferred stock by approximately $836,000, Octagon equity interest by $450,000, Pre-Paid Legal term loan A and term loan B by a total of approximately $117,000, RuMe preferred stock by $423,000, MVC Automotive equity interest by approximately $2.9 million, Security Holdings equity interest by approximately $7.0 million, Turf equity interest by $592,000, Vestal common stock by approximately $3.2 million, Centile equity interest by $595,000, Tekers common stock by $16,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.7 million and Freshii warrant by approximately $5,000.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,102,967.  The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical Preferred stock by $4.6 million, SGDA Europe equity interest by approximately $1.1 million, NPWT preferred and common stock by a total of approximately $14,000, HH&B common stock by $100,000, Velocitius equity interest by approximately $2.2 million, JSC Tekers secured loan by $1.0 million, Biovation loan and warrant by a total of approximately $50,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee which had a net change of $825,000.  Also, during the six month period ended April 30, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $80,000.

At April 30, 2013, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $368.5 million with a cost basis of $327.0 million.  At April 30, 2013, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $357.7 million and $303.2 million, respectively.  At October 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $404.2 million with a cost basis of $332.4 million.  At October 31, 2012, the fair value and cost basis of portfolio investments of the Legacy Investments were $10.8 million and $30.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $393.4 million and $302.1 million, respectively.

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

On October 12, 2012, the Company received a dividend from U.S. Gas of approximately $2.4 million.  U.S. Gas’ board approved an initial dividend to its shareholders, with future distributions projected to be paid quarterly. The Company anticipates receiving dividends from U.S. Gas for as long as it maintains its equity investment and its cash flows can support the dividend. Each quarterly dividend must be approved by U.S. Gas’s board of directors and be permissible under its gas and electric supply credit agreement.

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

At October 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $404.2 million with a cost basis of $332.4 million.  At October 31, 2012, the fair value and cost basis of portfolio investments of the Legacy Investments were $10.8 million and $30.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $393.4 million and $303.5 million, respectively.  At October 31, 2011, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $452.2 million, with a cost basis of $358.2 million.  At October 31, 2011, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $32.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.4 million and $325.9 million, respectively.

Portfolio Companies

During the six month period ended April 30, 2013, the Company had investments in:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2012 and April 30, 2013, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million.  The investment has been fair valued at $0.

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

On December 14, 2012 and April 9, 2013, the Company loaned an additional $500,000 and $75,000, respectively, to Biovation, increasing the loan amount to approximately $2.1 million. The Company also received a warrant at no cost, which under certain conditions, would give the Company the ability to purchase series B preferred stock. The Company allocated a portion of the cost basis of the additional $500,000 loan to the warrant at the time the investment was made.

During the six month period ended April 30, 2013, the Valuation Committee decreased the fair values of the loan and warrant by a total of approximately $50,000.

At April 30, 2013, the Company’s investment consisted of a bridge loan with an outstanding balance of approximately $2.1 million and a cost basis and fair value of approximately $1.9 million.  The warrant had a cost of $165,000 and a fair value of $160,000.

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

At October 31, 2012 and April 30, 2013, 2013, the equity investment had a cost basis of $180,000 and a fair value of $0.

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

During the six month period ended April 30, 2013, the Valuation Committee increased the fair value of the common equity interest by approximately $595,000.

At April 30, 2013, the Company’s investment in Centile consisted of common equity interest at a cost of $3.2 million and a fair value of approximately $3.7 million.

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

During the six month period April 30, 2013, Custom Alloy made principal payments of approximately $5.3 million on its loan.

During the six month period April 30, 2013, the Valuation Committee increased the fair value of the series A preferred stock by approximately $4,000 and the series B preferred stock by approximately $836,000.

At April 30, 2013, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and a fair value of approximately $48,000 and the 1,991 shares of convertible series B preferred stock at a cost of approximately $10.0 million and a fair value of approximately $10.8 million.  The unsecured subordinated loan had a cost basis, outstanding balance and fair value of approximately $10.5 million.  The increase in the cost basis and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

Michael Tokarz, Chairman of the Company, and Shivani Khurana, representative of the Company, serve as directors of Custom Alloy.

DPHI, Inc. (formerly DataPlay, Inc.)

DPHI, Inc. (“DPHI”), Boulder, Colorado, a Legacy Investment, is trying to develop new ways of enabling consumers to record and play digital content.

At October 31, 2012, the Company’s investment in DPHI consisted of 602,131 shares of Series A-1 preferred stock with a cost of $4.5 million and a fair value of $0.

On February 27, 2013, the Company realized a loss of approximately $4.5 million on the 602,131 preferred shares of DPHI.

At April 30, 2013, the Company no longer held an investment in DPHI.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2012 and April 30, 2013, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $10.8 million.

Bruce Shewmaker, an officer of the Company, serves as a director of Foliofn.

Freshii USA, Inc.

Freshii, Chicago, Illinois, is a chain of “fast casual” restaurants serving fresh and healthy food for breakfast, lunch and dinner.  Freshii currently has 33 locations in 21 cities and four countries.

At October 31, 2012, the Company’s investment in Freshii consisted of a senior secured loan, bearing annual interest of 12% and a maturity date of January 11, 2017.  The loan had an outstanding balance, cost basis and fair value of approximately $1.0 million.  The warrant, which gives the Company the ability to purchase shares of common stock, had a cost and fair value of approximately $34,000.

During the six month period ended April 30, 2013, the Valuation Committee increased the fair value of the warrant by approximately $5,000.

At April 30, 2013, the Company’s investment in Freshii consisted of a senior secured loan with an outstanding balance of approximately $1.1 million, a cost basis of approximately $1.0 million and a fair value of approximately $1.1 million.  The warrant had a cost of approximately $34,000 and a fair value of approximately $39,000.  The increase in cost and fair value of the loan is due to the amortization of loan origination fees, the capitalization of “payment in kind” interest and the discount associated with the warrant.  These increases were approved by the Company’s Valuation Committee.

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

During the six month period ended April 30, 2013, the Valuation Committee decreased the fair value of the common stock by $100,000.

At April 30, 2013, the Company’s investment in HH&B consisted of 147,621 shares of common stock with a cost of $6.7 million and fair value of $0.

Michael Tokarz, Chairman of the Company, serves as a director of HH&B.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2012, the Company’s investment in JSC Tekers consisted of a secured loan with an outstanding balance, a cost basis and a fair value of $4.0 million and 2,250 shares of common stock with a cost basis and fair value of $4,500.  The secured loan had an interest rate of 8% and a maturity date of June 30, 2014.

On November 26, 2012, the Company loaned an additional $8.0 million to JSC Tekers, increasing the secured loan amount to $12.0 million.  The interest rate remained at 8% per annum and the maturity date was extended to December 31, 2014.

During the six month period ended April 30, 2013, the Valuation Committee decreased the fair value of the secured loan by $1.0 million.

At April 30, 2013, the Company’s investment in JSC Tekers consisted of a secured loan with an outstanding balance and cost basis of $12.0 million and a fair value of $11.0 million.  The 2,250 shares of common stock had a cost basis and fair value of $4,500.

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

On December 17, 2012, the Company realized a loss of approximately $2.0 million on the 21,064 common shares of Lockorder, which had a fair value of $0.

At April 30, 2013, the Company no longer held an investment in Lockorder.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2012 and April 30, 2013, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

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

On February 8, 2013, the Company received a $70,000 dividend from Marine.

During the six month period ended April 30, 2013, Marine made principal payments totaling $500,000 on its senior secured loan.

At April 30, 2013, the Company’s senior secured loan had an outstanding balance, cost basis and fair value of approximately $11.6 million.  The preferred stock had a cost and fair value of approximately $3.4 million.  The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends.  These increases were approved by the Company’s Valuation Committee.

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

During the six month period ended April 30, 2013, the Valuation Committee increased the fair value of the equity interest by approximately $2.9 million.

At April 30, 2013, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $34.7 million and a fair value of approximately $36.4 million.  The bridge loan had a cost and fair value of approximately $1.6 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $5.3 million at April 30, 2013.  This guarantee was taken into account in the valuation of MVC Automotive.

Michael Tokarz, Chairman of the Company, and Christopher Sullivan, a representative of the Company, serve as directors of MVC Automotive.

MVC Private Equity Fund, L.P.

MVC Private Equity Fund, L.P., Purchase, New York, is a private equity fund focused on control equity investments in the lower middle market.  MVC GP II, an indirect wholly-owned subsidiary of the Company, serves as the GP to the PE Fund and is exempt from the requirement to register with the Securities and Exchange Commission as an investment adviser under Section 203 of the Investment Advisers Act of 1940.  MVC GP II is wholly-owned by MVCFS, a subsidiary of the Company.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to participate in Non-Diversified Investments made by the PE Fund. As previously disclosed, the Company is limited in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to the remaining 75% of the management and other fees generated by the PE Fund and its portfolio companies and any carried interest generated by the PE Fund.  A significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.  Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund.  The PE Fund’s term will end on October 29, 2016; unless the GP, in its sole discretion, extends the term of the PE Fund for two additional periods of one year each.

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

On February 15, 2013, the Company contributed approximately $406,000 to the PE Fund.

During the six month period ended April 30, 2013, the Valuation Committee increased the fair values of the limited partnership and general partnership interests totaling approximately $1.7 million.

At April 30, 2013, the limited partnership interest in the PE Fund had a cost of approximately $8.4 million and a fair value of approximately $10.1 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $215,000 and a fair value of approximately $257,000.

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

During the six month period ended April 30, 2013, the Valuation Committee increased the fair values of the common stock and preferred stock totaling approximately $70,000.

At April 30, 2013, the common stock had a cost basis of approximately $1.2 million and a fair value of approximately $24,000.  The convertible preferred stock had a cost basis of $0 and a fair value of approximately $422,000.

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

During the six month period ended April 30, 2013, the Valuation Committee increased the fair value of the equity investment by $450,000. Further, during the six month period ended April 30, 2013, the cost basis and fair value of the equity investment was increased by approximately $80,000 because of an allocation of flow through income by the Company’s Valuation Committee.

At April 30, 2013, the equity investment had a cost basis of approximately $2.4 million and a fair value of $6.8 million.

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

During the six month period ended April 30, 2013, the Valuation Committee decreased the preferred stock by $4.6 million.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee which had a value of approximately $1.2 million as of January 31, 2013.

At April 30, 2013, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis of approximately $15.8 million and a fair value of $0 and 22,904 shares of convertible preferred stock with a cost basis of $30.0 million and a fair value of $26.5 million.  The guarantee obligation had a fair value of $0.

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

During the six month period ended April 30, 2013, Pre-Paid Legal made principal payments on its tranche A term loan totaling approximately $260,000.

During the six month period ended April 30, 2013, the Valuation Committee increased the fair value of the tranche A term loan by approximately $33,000 and the tranche B term loan by approximately $86,000.

At April 30, 2013, the loans had a combined outstanding balance of approximately $6.8 million, a combined cost basis of approximately $6.7 million and a combined fair value of approximately $6.8 million.  The increases in the costs of the term loans are due to the amortization of the original issue discount and the increase in valuation mentioned above.

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

During the six month period ended April 30, 2013, the Valuation Committee increased the fair value of the preferred stock by approximately $423,000.

At April 30, 2013, the Company’s investment in RuMe consisted of 999,999 shares of common stock with a cost basis and fair value of approximately $160,000 and 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.8 million.

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

During the six month period ended April 30, 2013, the Valuation Committee increased the fair value of the common equity interest by approximately $7.0 million.

At April 30, 2013, the Company’s common equity interest in Security Holdings had a cost basis of approximately $40.2 million and a fair value of approximately $31.0 million.

Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2012, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of $7.9 million.

During the six month period ended April 30, 2013, the Valuation Committee decreased the fair value of the common equity interest by approximately $1.1 million.

At April 30, 2013, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of approximately $6.8 million.

Christopher Sullivan, a representative of the Company, serves as a director of SGDA Europe.

SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH

SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.

At October 31, 2012 and April 30, 2013, the Company’s investment in SGDA consisted of a term loan with an outstanding balance and cost basis of approximately $6.5 million.  The term loan bears annual interest at 7.0% and matures on August 31, 2014.  The term loan was fair valued at approximately $6.5 million.

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

During the six month period ended April 30, 2013, the Valuation Committee increased the fair value of the common stock by $16,000.

At April 30, 2013, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $1.3 million.  The guarantee for Tekers had a commitment of 100,000 euros at April 30, 2013, equivalent to approximately $132,000.  This guarantee was taken into account in the valuation of Tekers.

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

On February 13, 2013, the Company announced the signing of a definitive agreement to sell Summit to an affiliate of One Rock Capital Partners, LLC, subject to regulatory approvals, which were received on February 25, 2013, and the satisfaction of other customary closing conditions, including an escrow.  Prior to the completion of the transaction, the Company and other existing Summit shareholders purchased SCSD from Summit.  The Company invested approximately $5.5 million for 784 shares of class B common stock.  SCSD provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.  On March 29, 2013, the Company received gross equity proceeds of approximately $66.3 million, resulting in a realized gain of approximately $49.7 million from the transaction, a $3.8 million premium to the last reported fair market value placed on Summit by the Company’s Valuation Committee as of January 31, 2013.  The $66.3 million of proceeds includes approximately $6.3 million held in escrow, which had a fair value of approximately $5.7 million as of April 30, 2013.  The decrease in the escrow fair value of approximately $600,000 was recorded as a realized loss.  Also, as part of the sale, the $12.1 million second lien loan to Summit was repaid in full including all accrued interest.  The Company then provided Summit with a $22.0 million second lien loan with an annual interest rate of 14% and a maturity date of September 29, 2018.

At April 30, 2013, the Company’s second lien loan had an outstanding balance, cost basis and a fair value of approximately $22.0 million.  The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

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

At April 30, 2013, the loan had an outstanding balance, cost basis and fair value of approximately $7.0 million.  The increase in the cost and fair value of the second lien loan is due to the amortization of the original issue discount.

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

During the six month period ended April 30, 2013, the Valuation Committee increased the fair value of the membership interest by $592,000.

At April 30, 2013, the mezzanine loan had an outstanding balance, cost basis and a fair value of approximately $8.4 million.  The junior revolving note had an outstanding balance and fair value of $1.0 million.  The membership interest has a cost of approximately $3.5 million and a fair value of approximately $3.5 million.  The warrants had a cost of $0 and a fair value of $0.

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

During the six month period ended April 30, 2013, the Company received dividends from U.S. Gas of approximately $4.7 million.  The Company anticipates receiving dividends from U.S. Gas for as long as it maintains its equity investment in U.S. Gas, and its cash flows can support the dividend. Each quarterly dividend must be approved by U.S. Gas’s board of directors and be permissible under its gas and electric supply credit agreement.

At April 30, 2013, the second lien loan had an outstanding balance, cost basis and a fair value of approximately $9.9 million.  The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.  The convertible Series I preferred stock had a fair value of approximately $81.1 million and a cost of $500,000 and the convertible Series J preferred stock had a cost and fair value of $0.

Puneet Sanan, a representative of the Company, and Warren Holtsberg, a director of the Company, serve as Chairman and director, respectively, of U.S. Gas.

U.S. Spray Drying Holding Company

U.S. Spray Drying Holding Company, Huguenot, New York, provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.

On February 13, 2013, the Company announced the signing of a definitive agreement to sell Summit to an affiliate of One Rock Capital Partners, LLC, subject to regulatory approvals, which were received on February 25, 2013, and the satisfaction of other customary closing conditions, including an escrow.  Prior to the completion of the transaction, the Company and other existing Summit shareholders purchased SCSD from Summit.  The Company invested approximately $5.5 million for 784 shares of class B common stock.

At April 30, 2013, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost and fair value of approximately $5.5 million.

Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of SCSD.

Velocitius B.V.

Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.

At October 31, 2012, the Company’s investment in Velocitius consisted of an equity investment with a cost of $11.4 million and a fair value of $21.7 million.

During the six month period ended April 30, 2013, the Valuation Committee decreased the fair value of the equity investment by approximately $2.2 million.

At April 30, 2013, the equity investment in Velocitius had a cost of approximately $11.4 million and a fair value of approximately $19.5 million.

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

During the six month period ended April 30, 2013, the Valuation Committee increased the fair value of the common stock by approximately $3.1 million.

At April 30, 2013, the Company’s investment in Vestal consisted of a senior subordinated promissory note and 81,000 shares of common stock.  The senior subordinated note had an outstanding balance, cost, and fair value of $600,000.  The 81,000 shares of common stock had a cost basis of approximately $1.9 million and a fair value of $8.8 million.

Bruce Shewmaker and Scott Schuenke, officers of the Company, serve as directors of Vestal.

Liquidity and Capital Resources

Our liquidity and capital resources are derived from our public offering of securities and cash flows from operations, including investment sales and repayments and income earned.  Our primary use of funds includes investments in portfolio companies and payments of fees and other operating expenses we incur.  We have used, and expect to continue to use, proceeds generated from our portfolio investments and/or proceeds from public and private offerings of securities to finance pursuit of our investment objective.

At April 30, 2013, the Company had investments in portfolio companies totaling $368.5 million.  Also, at April 30, 2013, the Company had investments in unrestricted cash and cash equivalents totaling approximately $101.9 million.  The Company also had approximately $6.6 million in restricted cash and cash equivalents related to the project guarantee for Security Holdings.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the six month period ended April 30, 2013, the Company made two new investments, committing capital totaling approximately $27.5 million.  The investments were made in Summit ($22.0 million) and SCSD ($5.5 million).

During the six month period ended April 30, 2013, the Company made four follow-on investments into three existing portfolio companies totaling approximately $9.0 million.  On November 26, 2012, the Company loaned an additional $8.0 million to JSC Tekers, increasing the secured loan amount to $12.0 million.  The interest rate remains at 8% per annum and the maturity date was extended to December 31, 2014.  On December 14, 2012 and April 9, 2013, the Company loaned an additional $500,000 and $75,000, respectively, to Biovation, increasing the loan amount to approximately $2.1 million. The Company also received a warrant at no cost. The Company allocated a portion of the cost basis of the additional $500,000 loan to the warrant at the time the investment was made. On February 15, 2013, the Company contributed approximately $406,000 to the PE Fund, which as of April 30, 2013, has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc.

Current commitments include:

Commitments of the Company:

At April 30, 2013, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at April 30, 2013
Turf	$1.0 million	$1.0 million
MVC Private Equity Fund LP	$20.1 million	$8.6 million
Total	$21.1 million	$9.6 million

Guarantees:

As of April 30, 2013, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at April 30, 2013
MVC Automotive	$5.3 million	—
Tekers	$132,000	—
Ohio Medical	$22.2 million	—
Total	$27.6 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At April 30, 2013, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be $0.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee had a commitment of approximately 100,000 euros at April 30, 2013, equivalent to approximately $132,000.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.3 million at April 30, 2013) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of April 30, 2013 is approximately 7.2 million Euro (equivalent to approximately $9.5 million).

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note.  The note bears annual interest at 6.0% and expires on January 31, 2014.  On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note.  At April 30, 2013, the outstanding balance of the secured junior revolving note was $1.0 million.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of April 30, 2013, $8.6 million of the Company’s commitment was contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet.  This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, as part of Ohio Medical’s refinancing of their debt, the Company agreed to guarantee a series B preferred stock tranche of equity with a 12% coupon for the first 18 months it is outstanding.  After that initial period, the rate increases by 400bps to 16% for the next 6 months and increases by 50 bps (.5%) each 6 month period thereafter.  This guarantee requires the Company to assume this tranche of the Series B preferred stock if the Company is able to make Non-Diversified Investments.  As of April 30, 2013, the amount guaranteed was approximately $22.2 million and the Valuation Committee determined to remove the liability associated with the guarantee.

Commitments of the Company

Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers, which has since been amended and restated (the “Advisory Agreement”), and described in Note 9 of the consolidated financial statements, “Management”, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space.  The Company’s offices continue to be located on the second floor of 287 Bowman Avenue, Purchase, New York 10577.

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million Credit Facility, consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders.  On April 13, 2010, the Company renewed the Credit Facility for three years.  The Credit Facility consisted of a $50.0 million term loan with an interest rate of LIBOR plus 450 basis points with a 1.25% LIBOR floor and had a maturity date of April 27, 2013.

On February 19, 2013, the Company sold $70.0 million of senior unsecured notes (the “Senior Notes”) in a public offering.  The Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Senior Notes will bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year, beginning April 15, 2013.  The Company had also granted the underwriters a 30-day option to purchase up to an additional $10.5 million of Senior Notes to cover overallotments.  The additional $10.5 million in principal was purchased and the total principal amount of the Senior Notes totaled $80.5 million.  The net proceeds to the Company from the sale of the Senior Notes, after offering expenses, were approximately $77.4 million.  The offering expenses incurred are amortized over the term of the Senior Notes.  As of April 30, 2013, the outstanding amount of the Senior Notes was $80.5 million and the market value was approximately $82.1 million. The market value of the Senior Notes are based on the closing price of the security as of April 30, 2013 on the New York Stock Exchange (NYSE:MVCB).  See “Subsequent Events” for more information on the sale of additional Senior Notes.

On February 26, 2013, the Company received the funds related to the Senior Notes offering, net of expenses, and subsequently repaid the Credit Facility in full, including all accrued interest.  The excess net proceeds after the repayment of the Credit Facility the Company intends to use for general corporate purposes, including, for example, investing in portfolio companies according to our investment objective and strategy, repurchasing shares pursuant to the share repurchase program adopted by our Board of Directors, funding distributions, and/or funding the activities of our subsidiaries.

The Company enters into contracts with Portfolio Companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The net proceeds to the Company from the sale of the additional Senior Notes, after estimated offering expenses, are expected to be approximately $33.7 million.  The Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year, beginning July 15, 2013.

On May 30, 2013, the Company contributed approximately $705,000 to the PE Fund primarily for a follow-on equity investment in Plymouth Rock Energy, LLC.

Since April 30, 2013, the Company repurchased 217,900 shares at an average price of $13.06, including commissions. Total repurchases during fiscal year 2013 have been 665,540 shares at an average price of $12.89, including commissions.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables, which represent approximately 76.13% of the Company’s total assets at April 30, 2013.  As discussed in Note 7 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At April 30, 2013, approximately 76.13% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries.  As of April 30, 2013, the fair value of our largest investment, U.S. Gas, comprised 23.4% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.

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

At October 31, 2012, the Company had unused net realized losses of approximately $45.1 million and net unrealized losses of $19.5 million associated with Legacy Investments.  Since the Company’s realized losses were not entirely offset by realized gains during the six month period ended April 30, 2013, the Company will be able to utilize them as capital loss carryforwards in the future.  If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.  The Regulated Investment Company Modernization Act of 2010, which was enacted on December 22, 2010, changed various technical rules governing the tax treatment of regulated investment companies, including the treatment of capital loss carryforwards.  Please see Note 11 of our consolidated financial statements “Tax Matters” for more information.

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

(b)                                 There have been no changes in our internal controls over financial reporting that occurred during the six month period ended April 30, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no unregistered sales of equity securities for the quarter ended April 30, 2013.

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

Date: June 10, 2013
/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: June 10, 2013
/s/ Peter Seidenberg
Peter Seidenberg

In the capacity of the officer who performs the functions of Principal Financial Officer.