Form 10-Q
period 2013-07-31
MVC CAPITAL, INC.
filed 2013-09-09
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013 or

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

There were 22,617,688 shares of the registrant’s common stock, $.01 par value, outstanding as of September 9, 2013.

 MVC Capital, Inc.

(A Delaware Corporation)

Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	July 31,	October 31,
	2013	2012
	(Unaudited)
ASSETS

Assets
Cash and cash equivalents	$94,631,624	$36,160,558
Restricted cash and cash equivalents	6,650,000	6,480,000
Investments at fair value
Short term investments (cost $49,508,735 and $0)	50,026,641	—
Non-control/Non-affiliated investments (cost $82,461,260 and $54,629,419)	68,294,064	34,197,990
Affiliate investments (cost $130,204,755 and $128,521,214)	205,923,003	178,396,856
Control investments (cost $143,159,786 and $149,281,248)	142,202,543	191,575,802
Total investments at fair value (cost $405,334,536 and $332,431,881)	466,446,251	404,170,648
Escrow receivables, net of reserves	5,912,749	991,563
Dividends and interest receivables, net of reserves	4,149,151	4,559,703
Deferred financing fees	3,331,810	—
Fee and other receivables	1,973,959	3,314,116
Prepaid expenses	323,985	753,501
Prepaid taxes	336	591

Total assets	$583,419,865	$456,430,680

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$114,408,750	$—
Revolving credit facility	50,000,000	—
Provision for incentive compensation (Note 11)	21,799,378	15,655,438
Management fee payable	2,100,496	2,027,571
Professional fees payable	712,642	767,835
Other accrued expenses and liabilities	656,314	734,501
Management fee payable - Asset Management	374,393	1,054,433
Interest payable	368,651	—
Portfolio fees payable - Asset Management	138,528	140,293
Consulting fees payable	108,631	34,476
Term loan	—	50,000,000

Total liabilities	190,667,783	70,414,547

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 22,617,688 and 23,916,982 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	425,651,660	425,651,660
Accumulated earnings	64,572,122	64,524,665
Distributions paid to stockholders	(101,484,091)	(92,010,775)
Accumulated net realized loss	(2,939,916)	(46,401,983)
Net unrealized appreciation	61,111,715	71,738,767
Treasury stock, at cost, 5,686,760 and 4,387,466 shares held, respectively	(54,442,452)	(37,769,245)

Total shareholders’ equity	392,752,082	386,016,133

Total liabilities and shareholders’ equity	$583,419,865	$456,430,680

Net asset value per share	$17.36	$16.14

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Nine Month Period	For the Nine Month Period
	November 1, 2012 to	November 1, 2011 to
	July 31, 2013	July 31, 2012
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$1,804	$6,352
Affiliate investments	7,817,470	92,574
Control investments	426,300	12,000,000
Total dividend income	8,245,574	12,098,926

Payment-in-kind dividend income
Affiliate investments	200,408	185,146
Total payment-in-kind dividend income	200,408	185,146

Interest income
Non-control/Non-affiliated investments	1,785,285	1,453,152
Affiliate investments	2,673,283	2,987,903
Control investments	1,157,569	761,122
Total interest income	5,616,137	5,202,177

Payment-in-kind interest income
Non-control/Non-affiliated investments	899,068	51,597
Affiliate investments	726,483	873,564
Control investments	581,774	1,653,154
Total payment-in-kind interest income	2,207,325	2,578,315

Fee income
Non-control/Non-affiliated investments	686,095	67,427
Affiliate investments	707,308	807,246
Control investments	988,159	570,331
Total fee income	2,381,562	1,445,004

Fee income - Asset Management(1)
Portfolio fees	416,618	1,149,779
Management Fees	928,471	823,562
Total fee income - Asset Management	1,345,089	1,973,341

Other income	298,096	255,874

Total operating income	20,294,191	23,738,783

Operating Expenses:
Net Incentive compensation (Note 11)	6,143,940	(4,526,865)
Management fee	6,045,866	6,560,420
Interest and other borrowing costs	4,470,464	2,480,757
Management fee - Asset Management(1)	696,350	617,671
Audit fees	473,700	522,000
Consulting fees	427,753	327,353
Other expenses	407,999	466,045
Legal fees	408,000	511,238
Portfolio fees - Asset Management(1)	312,464	862,335
Directors’ fee	309,375	259,000
Insurance	248,310	250,839
Administration fee	190,166	197,751
Public relations fees	145,500	76,500
Printing and postage	76,647	99,900

Total operating expenses	20,356,534	8,704,944

Less: Voluntary Expense Waiver by Adviser(2)	(112,500)	(112,500)
Less: Voluntary Management Fee Waiver by Adviser(3)	—	(58,728)
Less: Voluntary Incentive Fee Waiver by Adviser(4)	—	(2,345,189)

Total waivers	(112,500)	(2,516,417)

Net operating income before taxes	50,157	17,550,256

Tax Expenses:
Current tax expense	2,700	1,646

Total tax expense	2,700	1,646

Net operating income	47,457	17,548,610

Net Realized and Unrealized (Loss) Gain on Investments:

Net realized gain (loss) on investments
Non-control/Non-affiliated investments	(6,276,271)	(25,170,615)
Affiliate investments	82,512	—
Control investments	49,655,826	41,097

Total net realized gain (loss) on investments	43,462,067	(25,129,518)

Net unrealized depreciation on investments	(10,627,052)	(10,517,555)

Net realized and unrealized gain (loss) on investments	32,835,015	(35,647,073)

Net increase (decrease) in net assets resulting from operations	$32,882,472	$(18,098,463)

Net increase (decrease) in net assets per share resulting from operations	$1.41	$(0.76)

Dividends declared per share	$0.405	$0.360

Weighted average number of shares outstanding (5)	23,549,370	23,916,982

(1)These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”). Please see Note 10 “Management” for more information.

(2)Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2013 and 2012 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  Please see Note 10 “Management” for more information.

(3)Reflects TTG Advisers’ voluntary agreement that any assets of the Company invested in exchange-traded funds or the Octagon High Income Cayman Fund Ltd. would not be taken into the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  Please see Note 10 “Management” for more information.

(4)Reflects TTG Advisers’ voluntary waiver of the Incentive Fee associated with pre-incentive fee net operationg income for the fiscal quarter ended April 30, 2012.  Please see Note 10 “Management” for more information.

(5) Please see Note 13 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter	For the Quarter
	May 1, 2013 to	May 1, 2012 to
	July 31, 2013	July 31, 2012
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$253	$2,110
Affiliate investments	2,975,320	31,471
Total dividend income	2,975,573	33,581

Payment-in-kind dividend income
Affiliate investments	68,130	62,942
Total payment-in-kind dividend income	68,130	62,942

Interest income
Non-control/Non-affiliated investments	705,487	473,719
Affiliate investments	732,361	1,090,935
Control investments	264,850	250,983
Total interest income	1,702,698	1,815,637

Payment-in-kind interest income
Non-control/Non-affiliated investments	613,370	33,365
Affiliate investments	245,048	242,405
Control investments	84,643	563,382
Total payment-in-kind interest income	943,061	839,152

Fee income
Non-control/Non-affiliated investments	285,504	13,308
Affiliate investments	234,179	268,668
Control investments	449,861	196,300
Total fee income	969,544	478,276

Fee income - Asset Management(1)
Management fees	138,026	450,903
Portfolio fees	310,343	54,473
Total fee income - Asset Management	448,369	505,376

Other income	137,899	195,737

Total operating income	7,245,274	3,930,701

Operating Expenses:
Net Incentive compensation (Note 11)	3,960,795	(2,415,163)
Interest and other borrowing costs	2,115,603	853,645
Management fee	2,100,496	2,127,182
Management fee - Asset Management(1)	232,758	40,855
Consulting fees	159,251	109,651
Audit fees	157,300	234,000
Other expenses	133,708	138,870
Legal fees	132,000	198,718
Portfolio fees - Asset Management(1)	103,520	338,178
Directors’ fees	103,125	84,000
Insurance	82,770	83,613
Administration fee	63,979	65,548
Public relations fees	48,000	25,500
Printing and postage	15,529	31,500

Total operating expenses	9,408,834	1,916,097

Less: Voluntary Expense Waiver by Adviser (2)	(37,500)	(37,500)

Total waivers	(37,500)	(37,500)

Net operating (loss) income before taxes	(2,126,060)	2,052,104

Tax Expenses:
Current tax expense	900	549

Total tax expense	900	549

Net operating (loss) income	(2,126,960)	2,051,555

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
Non-control/Non-affiliated investments	164,945	(25,384,331)
Affiliate investments	82,512	—

Total net realized gain (loss) on investments	247,457	(25,384,331)

Net unrealized appreciation on investments	19,994,333	12,737,773

Net realized and unrealized gain (loss) on investments	20,241,790	(12,646,558)

Net increase (decrease) in net assets resulting from operations	$18,114,830	$(10,595,003)

Net increase (decrease) in net assets per share resulting from operations	$0.79	$(0.45)

Dividends declared per share	$0.135	$0.120

Weighted average number of shares outstanding (3)	22,859,939	23,916,982

(1)These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”). Please see Note 10 “Management” for more information.

(2)Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2013 and 2012 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  Please see Note 10 “Management” for more information.

(3) Please see Note 13 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Month Period	For the Nine Month Period
	November 1, 2012 to	November 1, 2011 to
	July 31, 2013	July 31, 2012
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$32,882,472	$(18,098,463)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain) loss	(43,462,067)	25,129,518
Net change in unrealized depreciation	10,627,052	10,517,555
Amortization of discounts and fees	(145,462)	(48,372)
Increase in accrued payment-in-kind dividends and interest	(2,301,361)	(2,294,938)
Amortization of deferred financing fees	137,744	—
Allocation of flow through income	(149,320)	(89,495)
Changes in assets and liabilities:
Dividends and interest receivables, net of reserves	410,552	905,189
Fee and other receivables	1,340,157	—
Escrow receivables, net of reserves	(4,921,186)	290,336
Prepaid expenses	429,516	144,357
Prepaid taxes	255	(1,978)
Incentive compensation (Note 11)	6,143,940	(6,872,054)
Other liabilities	(299,454)	1,293,513
Purchases of equity investments	(28,993,574)	(8,266,513)
Purchases of debt instruments	(49,926,047)	(2,500,000)
Purchases of short term investments	(49,510,195)	—
Proceeds from equity investments (1)	65,841,864	3,082,192
Proceeds from debt instruments	35,743,507	1,224,027

Net cash (used in) provided by operating activities	(26,151,607)	4,414,874

Cash flows from Financing Activities:
Proceeds from senior notes	114,408,750	—
Proceeds from revolving credit facility	50,000,000	—
Repayments of term loan	(50,000,000)	—
Repurchase of common stock	(16,673,207)	—
Financing fees paid	(3,469,554)	—
Distributions paid to shareholders	(9,473,316)	(8,610,114)

Net cash provided by (used in) financing activities	84,792,673	(8,610,114)

Net change in cash and cash equivalents for the period	58,641,066	(4,195,240)

Unrestricted and restricted cash and cash equivalents, beginning of period	$42,640,558	$35,242,460

Unrestricted and restricted cash and cash equivalents, end of period	$101,281,624	$31,047,220

(1) For the nine month ended July 31, 2013, proceeds from equity investments includes $5,678,975 held in escrow receivables, net of reserves.

During the nine months ended July 31, 2013 and 2012 MVC Capital, Inc. paid $4,502,326 and $2,188,207 in interest expense, respectively.

During the nine months ended July 31, 2013 and 2012 MVC Capital, Inc. paid $2,745 and $5,935 in income taxes, respectively.

Non-cash activity:

During the nine months ended July 31, 2013 and 2012, MVC Capital, Inc. recorded payment in-kind dividend and interest of $2,301,361 and $2,294,938, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the nine months ended July 31, 2013 and 2012, MVC Capital, Inc. was allocated $298,096 and $255,874, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC.  Of these amounts, $148,777 and $166,379, respectively, was received in cash and the balance of $149,320 and $89,495, respectively, was undistributed and therefore increased the cost of the investment.  The fair value was then increased by $149,320 and $89,495, respectively, by the Company’s Valuation Committee.

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

On January 13, 2012, the Company received free warrants related to their debt investment in Freshii USA, Inc.  The Company allocated the cost basis in the investment between the senior secured loan and the warrant at the time the investment was made.  The Company will amortize the discount associated with the warrant over the life of the loan.  During the nine months ended July 31, 2013 and July 31, 2012, the Company recorded $4,807 and $6,034, respectively, of amortization.

On December 14, 2012, the Company received free warrants related to their debt investment in Biovation Holdings, Inc.  The Company allocated the cost basis in the investment between the bridge loan and the warrant at the time the investment was made.  The Company will amortize the discount associated with the warrant over the life of the loan.  During the nine months ended July 31, 2013, the Company recorded approximately $77,000 of amortization.

On March 23, 2012, the Company sold its shares in the Octagon High Income Cayman Fund Ltd. (“Octagon Fund”).  As part of this transaction, there was $152,000 held back until Octagon Fund’s fiscal year 2012 audit is complete.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Nine Month Period	For the Nine Month Period
	November 1, 2012 to	November 1, 2011 to	For the Year Ended
	July 31, 2013	July 31, 2012	October 31, 2012
	(Unaudited)	(Unaudited)
Operations:
Net operating income	$47,457	$17,548,610	$21,121,070
Net realized gain (loss) on investments	43,462,067	(25,129,518)	(20,518,433)
Net change in unrealized depreciation on investments	(10,627,052)	(10,517,555)	(22,257,313)

Net increase (decrease) in net assets from operations	32,882,472	(18,098,463)	(21,654,676)

Shareholder Distributions From:
Income	(9,329,620)	(8,610,114)	(11,838,907)
Return of capital	(143,696)	—	—

Net decrease in net assets from shareholder distributions	(9,473,316)	(8,610,114)	(11,838,907)

Capital Share Transactions:
Repurchase of common stock	(16,673,207)	—	—

Net decrease in net assets from capital share transactions	(16,673,207)	—	—

Total increase (decrease) in net assets	6,735,949	(26,708,577)	(33,493,583)

Net assets, beginning of period/year	386,016,133	419,509,716	419,509,716

Net assets, end of period/year	$392,752,082	$392,801,139	$386,016,133

Common shares outstanding, end of period/year	22,617,688	23,916,982	23,916,982

Undistributed net operating income	$—	$8,938,496	$9,282,163

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Nine Month Period		For the Nine Month Period		For the
	November 1, 2012 to		November 1, 2011 to		Year Ended
	July 31, 2013		July 31, 2012		October 31, 2012
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$16.14		$17.54		$17.54

Gain from operations:
Net operating income	—		0.73		0.88
Net realized and unrealized gain (loss) on investments	1.41		(1.49)		(1.78)

Total gain (loss) from investment operations	1.41		(0.76)		(0.90)

Less distributions from:
Income	(0.39)		(0.36)		(0.50)
Return of capital	(0.01)		—		—

Total distributions	(0.40)		(0.36)		(0.50)

Capital share transactions
Anti-dilutive effect of share repurchase program	0.21		—		—

Total capital share transactions	0.21		—		—

Net asset value, end of period/year	$17.36		$16.42		$16.14

Market value, end of period/year	$12.72		$12.71		$12.36

Market discount	(26.73)%		(22.59)%		(23.42)%

Total Return - At NAV (a)	10.18	%(d)	(4.38	)%(d)	(5.21)%

Total Return - At Market (a)	6.25	%(d)	2.16	%(d)	0.44%

Ratios and Supplemental Data:

Portfolio turnover ratio	20.35	%(d)	0.97	%(d)	3.31%

Net assets, end of period/year (in thousands)	$392,753		$392,801		$386,016

Ratios to average net assets:
Expenses excluding tax expense	6.99	%(c)	2.01	%(c)	2.17%
Expenses including tax expense	6.99	%(c)	2.01	%(c)	2.17%

Net operating income before tax expense	0.02	%(c)	5.72	%(c)	5.22%
Net operating income after tax expense	0.02	%(c)	5.72	%(c)	5.22%

Ratios to average net assets excluding waivers:
Expenses excluding tax expense	7.03	%(c)	2.84	%(c)	2.80%
Expenses including tax expense	7.03	%(c)	2.84	%(c)	2.80%

Net operating (loss) income before tax expense	(0.02	)%(c)	4.90	%(c)	4.59%
Net operating (loss) income after tax expense	(0.02	)%(c)	4.90	%(c)	4.59%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year. (b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	4.87	%(c)	3.49	%(c)	4.21%
Expenses excluding incentive compensation, interest and other borrowing costs	3.33	%(c)	2.68	%(c)	3.38%

Net operating income before incentive compensation	2.14	%(c)	4.24	%(c)	3.18%
Net operating income before incentive compensation, interest and other borrowing costs	3.68	%(c)	5.05	%(c)	4.01%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	4.91	%(c)	4.31	%(c)	4.27%
Expenses excluding incentive compensation, interest and other borrowing costs	3.37	%(c)	3.50	%(c)	3.44%

Net operating income before incentive compensation	2.10	%(c)	3.42	%(c)	3.12%
Net operating income before incentive compensation, interest and other borrowing costs	3.64	%(c)	4.23	%(c)	3.95%

(c)         Annualized.

(d)        Non- Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

July 31, 2013 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments- 17.39% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	$—
Biogenic Reagents	Renewable energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	$4,500,000	4,500,000	4,500,000
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	5,000,000	5,000,000	5,000,000
				9,500,000	9,500,000
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 02/28/2014 (b)	2,180,038	2,092,120	2,144,047
		Warrants (d)		165,000	78,000
				2,257,120	2,222,047
BPC II, LLC	Apparel	Limited Liability Company Interest (d)		180,000	—
FOLIOfn, Inc.	Technology Investment	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	10,790,000
Freshii USA, Inc.	Food Services	Senior Secured Loan 6.0000% Cash, 6.0000% PIK, 01/11/2017 (b)	1,092,544	1,062,278	1,069,176
		Warrants (d), (l)		33,873	30,493
				1,096,151	1,099,669
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	13,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	223,000
				1,231,638	236,000
Prepaid Legal Services, Inc.	Consumer Services	2nd Lien Term Loan , 9.75% Cash, 07/01/2020	9,850,474	9,850,474	9,850,474
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000% Cash, 08/31/2014 (e)	6,547,350	6,547,350	6,547,350
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 4.2500% Cash, 9.7500% PIK , 10/01/2018 (b)	22,560,524	22,560,524	22,560,524
U.S. Spray Drying Holdging Company	Specialty Chemicals	Class B Common Stock (784 shares)		5,488,000	5,488,000
Sub Total Non-control/Non-affiliated investments				82,461,260	68,294,064

Affiliate investments - 52.43% (a), (c), (f), (g)
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,174,376	4,209,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016	8,967,522	8,967,522	8,967,522
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	69,696
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	15,770,304
				18,967,522	24,807,522
Harmony Health & Beauty, Inc.	Health & Beauty - Retail	Common Stock (147,621 shares) (d)		6,700,000	—
JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d), (e)		4,500	4,500
		Secured Loan 8.0000% Cash, 12/31/2014 (e), (h)	12,000,000	12,000,000	11,000,000
				12,004,500	11,004,500
Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 08/30/2017 (b)	11,448,035	11,448,035	11,448,035
		Convertible Preferred Stock (20,000 shares) (b)		3,474,627	3,474,627
				14,922,662	14,922,662
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		2,514,065	6,821,116
RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	1,840,000
				1,159,815	2,000,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		40,186,620	32,900,000
SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d), (e)		20,084,599	6,600,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK , 06/30/2015 (b)	9,990,596	9,990,596	9,990,596
		Convertible Series I Preferred Stock (32,200 shares) (k)		500,000	92,667,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
				10,490,596	102,658,203

Sub Total Affiliate investments				130,204,755	205,923,003

The accompanying notes are an integral part of these consolidated financial statements.

 MVC Capital, Inc.

 Consolidated Schedule of Investments - (Continued)

 July 31, 2013 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments - 36.21% (a), (c), (f), (g)
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d), (e)		$34,736,939	$36,364,000
		Bridge Loan 10.0000% Cash, 12/31/2013 (e)	$1,635,244	1,635,244	1,635,244
				36,372,183	37,999,244
MVC Private Equity Fund L.P.	Private Equity	Limited Partnership Interest (d), (j)		9,097,164	10,751,129
		General Partnership Interest (d), (j)		232,071	272,596
				9,329,235	11,023,725
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (23,820 shares) (b)		30,000,000	26,500,000
		Series C Convertible Preferred Stock (7,544 shares) (b)		22,618,461	22,819,518
				68,382,097	49,319,518
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d), (e)		2,300,000	1,263,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 9.0000% Cash, 4.0000% PIK , 01/31/2014 (b)	8,395,262	8,395,262	8,395,262
	Irrigation Equipment	Junior Revolving Note 6.0000% Cash, 01/31/2014	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	3,466,794
		Warrants (d)		—	—
				12,930,956	12,862,056
Velocitius B.V.	Renewable Energy	Common Equity Interest (d), (e)		11,395,315	19,360,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2015	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	9,775,000
				2,450,000	10,375,000

Sub Total Control Investments				143,159,786	142,202,543

Short Term Investments - 12.74% (g)
U.S. Treasury Note	U.S. Government & Agency Securities	3.2246%, 8/15/2028 (m)	49,510,195	49,508,735	50,026,641

Sub Total Short Term Investments				49,508,735	50,026,641

TOTAL INVESTMENT ASSETS - 118.77% (f)				$405,334,536	$466,446,251

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

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe which represents approximately 21% of the total assets.  The remaining portfolio companies are located in North America which represents approximately 51% of the total assets.

(f) Percentages are based on net assets of $392,752,082 as of July 31, 2013.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved against.

(i) Legacy Investments.

(j) MVC Private Equity Fund, L.P. is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds three investments, two located in the United States and one in Gibraltar, which are in the energy, services, and industrial sectors, respectively.

(k) Upon a liquidity event, the Company may receive additional ownership in U.S. Gas & Electric, Inc.

(l) Includes a warrant in Freshii One LLC, an affiliate of Freshii USA, Inc.

(m) All or a portion of these securities may serve as collateral for the BB&T Credit Facility.

PIK - Payment-in-kind

— Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2012

Company	Industry	Investment	Principal	Cost	Fair Value
Non-control/Non-affiliated investments- 8.86% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d,) (j)		$5,000,003	—
Biovation Holdings, Inc.	Manufacturer of Laminate Material & Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 02/28/2014 (b), (h)	$1,500,000	1,500,000	$1,500,000
BPC II, LLC	Apparel	Limited Liability Company Interest (d)		180,000	—
DPHI, Inc.	Technology Investment	Preferred Stock (602,131 shares) (d,) (j)		4,520,355	—
FOLIOfn, Inc.	Technology Investment	Preferred Stock (5,802,259 shares) (d), (j)		15,000,000	10,790,000
Freshii USA, Inc.	Food Services	Senior Secured Loan 6.0000% Cash, 6.0000% PIK, 01/11/2017 (b), (h)	1,044,304	1,009,230	1,017,224
		Warrants (d), (m)		33,873	33,873
				1,043,103	1,051,097
Lockorder Limited	Technology Investment	Common Stock (21,064 shares) (d), (e), (j)		2,007,701	—
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (j)		3,750,000	—
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,236,364	25,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	440,000
				1,236,364	465,000
Prepaid Legal Services, Inc.	Consumer Services	Tranche A Term Loan 7.5000% Cash, 01/01/2017 (h)	3,024,390	2,989,832	2,989,832
		Tranche B Term Loan 11.0000% Cash, 01/01/2017 (h)	4,000,000	3,908,589	3,908,589
				6,898,421	6,898,421
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000% Cash, 08/31/2014 (e), (h)	6,547,350	6,547,350	6,547,350
Teleguam Holdings, LLC	Telecommunications	Second Lien Loan 9.7500% Cash, 06/09/2017 (h)	7,000,000	6,946,122	6,946,122

Sub Total Non-control/Non-affiliated investments				54,629,419	34,197,990

Affiliate investments - 46.21% (a), (c), (f), (g)
Centile Holding B.V.	Software	Common Equity Interest (d), (e)		3,174,376	3,140,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 7.0000% Cash, 7.0000% PIK , 06/18/2013 (b), (h)	15,623,348	15,623,348	15,623,348
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000
				25,623,348	25,623,348
Harmony Health & Beauty, Inc.	Health & Beauty - Retail	Common Stock (147,621 shares) (d)		6,700,000	100,000
JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d), (e)		4,500	4,500
		Secured Loan 8.0000% Cash, 06/30/2014 (e), (h)	4,000,000	4,000,000	4,000,000
				4,004,500	4,004,500
Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 08/30/2017 (b), (h)	11,842,742	11,829,348	11,842,742
		Convertible Preferred Stock (20,000 shares) (b)		3,274,219	3,274,219
				15,103,567	15,116,961
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		2,364,745	6,221,796
RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	1,417,000
				1,159,815	1,577,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		40,186,620	24,011,000
SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d), (e)		20,084,599	7,915,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK , 07/25/2015 (b), (h)	9,619,644	9,619,644	9,619,644
		Convertible Series I Preferred Stock (32,200 shares) (d), (l)		500,000	81,067,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
				10,119,644	90,687,251

Sub Total Affiliate investments				128,521,214	178,396,856

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2012

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments - 49.63% (a), (c), (f), (g)
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d), (e)		$34,736,939	$33,519,000
		Bridge Loan 10.0000% Cash, 12/31/2012 (e), (h)	$3,643,557	3,643,557	3,643,557
				38,380,496	37,162,557
MVC Private Equity Fund L.P.	Private Equity	Limited Partnership Interest (d), (k)		8,013,749	8,072,249
		General Partnership Interest (d), (k)		204,432	205,924
				8,218,181	8,278,173
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (21,176 shares) (b)		30,000,000	31,100,000
		Guarantee - Series B Preferred (d)		—	(825,000)
				45,763,636	30,275,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d), (e)		2,300,000	1,247,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 7.0000% Cash, 7.0000% PIK , 09/30/2017 (b), (h)	11,868,017	11,842,665	11,868,017
		Common Stock (1,115 shares)		16,000,000	62,500,000
				27,842,665	74,368,017
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 9.0000% Cash, 4.0000% PIK , 01/31/2014 (b), (h)	8,395,261	8,395,261	8,395,261
		Junior Revolving Note 6.0000% Cash, 01/31/2014 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	2,874,794
		Warrants (d)		—	—
				12,930,955	12,270,055
Velocitius B.V.	Renewable Energy	Common Equity Interest (d), (e)		11,395,315	21,725,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2013 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	5,650,000
				2,450,000	6,250,000

Sub Total Control Investments				149,281,248	191,575,802

TOTAL INVESTMENT ASSETS - 104.70% (f)				$332,431,881	$404,170,648

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

July 31, 2013

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. As of July 31, 2013, the Company had approximately $93.0 million in cash equivalents of the total cash and cash equivalents of approximately $101.3 million.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment, and is classified as restricted cash on the Company’s Consolidated Balance Sheet (equivalent to approximately $6.7 million at July 31, 2013).

5. Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies. ASU 2013-08 provides clarifying guidance to determine if an entity qualifies as an investment company. ASU 2013-08 also requires an investment company to measure non-controlling interests in other investment companies at fair value. The following disclosures will also be required upon adoption of ASU 2013-08: (i) whether an entity is an investment company and is applying the accounting and reporting guidance for investment companies; (ii) information about changes, if any, in an entity’s status as an investment company; and (iii) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The requirements of ASU 2013-08 are effective for the Company beginning in the first quarter of 2014. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition or results of operations.

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At July 31, 2013, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

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

Pursuant to our Valuation Procedures, the Valuation Committee (which is comprised of three Independent Directors) determines fair values of Portfolio Company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). Any changes in valuation are recorded in the consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

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

At July 31, 2013, approximately 72.39% of total assets represented portfolio investments in Portfolio Companies and escrow receivables recorded at fair value (“Fair Value Investments”).

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

In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At July 31, 2013, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

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

Interest income, adjusted for amortization of premium and accretion of discount on a yield to maturity methodology, is recorded on an accrual basis to the extent that such amounts are expected to be collected.  Origination and/or closing fees associated with investments in Portfolio Companies are recorded as income at the time the investment is made.  Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as income. Prepayment premiums are recorded on loans when received.  Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that the Company expects to collect such amounts.

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

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 72.39% of the Company’s total assets at July 31, 2013. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  The Company’s investments in short-term securities are generally in U.S. Treasury securities, with a maturity of greater than three months but generally less than one year, which are federally guaranteed securities, or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of July 31, 2013 and October 31, 2012.

	July 31, 2013	October 31, 2012
Energy Services	26.14%	23.49%
Medical Device Manufacturer	12.62%	7.96%
Automotive Dealerships	9.68%	9.63%
Electrical Engineering	8.38%	6.22%
Renewable Energy	7.35%	5.63%
Specialty Chemicals	7.14%	19.26%
Manufacturer of Pipe Fittings	6.32%	6.64%
Theme Park	3.80%	3.92%
Soil Remediation	3.35%	3.75%
Distributor - Landscaping and Irrigation Equipment	3.27%	3.18%
Private Equity	2.81%	2.14%
Real Estate Management	2.80%	1.04%
Technology	2.75%	2.79%
Iron Foundries	2.64%	1.62%
Consumer Services	2.51%	1.79%
Financial Services	1.74%	1.61%
Software	1.07%	0.81%
Manufacturer of Laminate Material and Composites	0.57%	0.39%
Consumer Products	0.51%	0.41%
Port Facilities	0.32%	0.32%
Food Services	0.28%	0.27%
Telecommunications	0.00%	1.80%
Apparel	0.00%	0.00%
Health & Beauty - Retail	0.00%	0.03%

8. Portfolio Investments

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We did not value any of our investments using Level 1 inputs as of July 31, 2013.

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date or within six months of the measurement date, are generally categorized as Level 2 investments. We valued our short-term investment using Level 2 inputs as of July 31, 2013.

•

Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. Additionally, included in Level 3 are the Company’s interests in Investment Vehicles from which the Company cannot withdraw at the net asset value reported by such Investment Vehicles as of the measurement date or within six months of the measurement date. We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 6 for the investment valuation policies used to determine the fair value of these investments.

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

The following fair value hierarchy table sets forth our investment portfolio by level as of July 31, 2013 and October 31, 2012 (in thousands):

	July 31, 2013
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$104,708	$104,708
Common Stock	—	—	16,704	16,704
Preferred Stock	—	—	174,155	174,155
Warrants	—	—	108	108
Other Equity Investments	—	—	120,745	120,745
Escrow receivables	—	—	5,913	5,913
Short-term investments	—	50,027	—	50,027
Total Investments, net	$—	$50,027	$422,333	$472,360

	October 31, 2012
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$89,502	$89,502
Common Stock	—	—	69,686	69,686
Preferred Stock	—	—	138,089	138,089
Warrants	—	—	34	34
Other Equity Investments	—	—	107,685	107,685
Guarantees	—	—	(825)	(825)
Escrow receivables	—	—	991	991
Total Investments, net	$—	$—	$405,162	$405,162

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the nine month period ended July 31, 2013 and the year ended October 31, 2012, there were no transfers in and out of Level 1 or 2.

The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the nine month period ended July 31, 2013, and July 31, 2012 (in thousands):

	Balances, November 1, 2012	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, July 31, 2013
Senior/Subordinated Loans and credit facilities	$89,502	$152	$(2)	$(978)	$51,777	$(35,743)	$—	$104,708
Common Stock	69,686	48,281	(44,497)	4,034	5,488	(66,288)	—	16,704
Preferred Stock	138,089	(4,421)	4,505	13,260	22,819	(97)	—	174,155
Warrants	34	—	—	(91)	165	—	—	108
Other Equity Investments	107,685	—	—	11,799	1,291	(30)	—	120,745
Guarantees	(825)	—	—	825	—	—	—	—
Escrow receivables	991	(550)	—	—	6,311	(839)	—	5,913
Total	$405,162	$43,462	$(39,994)	$28,849	$87,851	$(102,997)	$—	$422,333

	Balances, November 1, 2011	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, July 31, 2012
Senior/Subordinated Loans and credit facilities	$85,587	$(23,420)	$23,428	$(237)	$4,789	$(1,371)	$—	$88,776
Common Stock	94,001	(1,957)	2,008	(10,728)	48	(51)	—	83,321
Preferred Stock	146,382	—	—	297	186	—	—	146,865
Warrants	—	—	—	—	34	—	—	34
Other Equity Investments	123,441	41	—	(24,805)	8,488	—	—	107,165
Guarantees	—	—	—	(700)	—	—	—	(700)
Escrow receivables	1,147	143	—	—	152	(585)	—	857
Total	$450,558	$(25,193)	$25,436	$(36,173)	$13,697	$(2,007)	$—	$426,318

(1)         Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.

(2)         Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the nine months ended July 31, 2013 and July 31, 2012, respectively.

(3)         Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held at July 31, 2013 and July 31, 2012, respectively.

(4)         Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.

(5)         Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following table summarizes information about the Company’s Level 3 fair value measurements as of July 31, 2013 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	7/31/2013	Valuation technique	Unobservable input	Low		High		average (a)

Common Stock (c) (d)	$16,704	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		100.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	13.0%		15.0%		13.0%

		Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			EBITDA Multiple	5.0	x	9.0	x	5.0	x
			Forward EBITDA Multiple	5.3	x	5.3	x	5.3	x

Senior/Subordinated loans and credit facilities (b) (d)	$104,708	Adjusted Net Asset Approach	Discount to Net Asset Value Real Estate Appraisals	0.0 N/A	%	0.0 N/A	%	0.0 N/A	%

		Market Approach	EBITDA Multiple	5.0	x	9.9	x	6.5	x
			Forward EBITDA Multiple	4.5	x	5.0	x	4.9	x

		Income Approach	Discount Rate	12.4%		13.0%		12.6%
			Required Rate of Return	13.0%		15.0%		13.3%

Other Equity Investments (d)	$120,745	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	EBIT Multiple	8.0	x	8.0	x	8.0	x
			Discount to notional value of CLO equity	20.0%		20.0%		20.0%
			Revenue Multiple	2.0	x	2.0	x	2.0	x
			Forward EBITDA Multiple	4.5	x	7.7	x	5.9	x
			EBITDA Multiple	6.0	x	6.0	x	6.0	x
			Euros per TTM MWhr	€0.70		€0.70		€0.70
			Euros per Expected MWhr new P50	€0.70		€0.70		€0.70

		Income Approach	Discount Rate	7.5%		18.2%		9.5%

Preferred Stock (c)	$174,155	Market Approach	Revenue Multiple	2.0	x	3.5	x	3.3	x
			EBITDA Multiple	5.0	x	9.0	x	6.5	x
			% of AUM	1.0%		1.0%		1.0%
			Illiquidity Discount	30.0%		30.0%		30.0%

		Income Approach	Discount Rate	15.0%		15.0%		15.0%

Warrants	$108	Market Approach	EBITDA Multiple	8.8	x	8.8	x	8.8	x
			Illiquidity Discount	25.0%		25.0%		25.0%

		Income Approach	Discount Rate	15.5%		23.5%		21.3%

		Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%

Escrow Receivables	$5,913	Adjusted Net Asset Approach	Discount to Net Asset Value	10.0%		98.5%		11.6%

Total	$422,332

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

For the Nine Month Period Ended July 31, 2013

During the nine month period ended July 31, 2013, the Company made four new investments, committing capital totaling approximately $46.9 million.  The investments were made in Summit Research Labs, Inc. (“Summit”) ($22.0 million), U.S. Spray Drying Holding Company (“SCSD”) ($5.5 million), Prepaid Legal Services, Inc. (“Prepaid Legal”) ($9.9 million) and Biogenic Reagents (“Biogenic”) ($9.5 million).

During the nine month period ended July 31, 2013, the Company made six follow-on investments into four existing portfolio companies totaling approximately $32.3 million.  On November 26, 2012, the Company loaned an additional $8.0 million to JSC Tekers Holdings (“JSC Tekers”), increasing the secured loan amount to $12.0 million.  The interest rate remains at 8% per annum and the maturity date was extended to December 31, 2014.  On December 14, 2012 and April 9, 2013, the Company loaned an additional $500,000 and $75,000, respectively, to Biovation Holdings, Inc. (“Biovation”), increasing the loan amount to approximately $2.1 million. The Company also received a warrant at no cost. The Company allocated a portion of the cost basis of the additional $500,000 loan to the warrant at the time the investment was made. On February 15, 2013 and May 7, 2013, the Company contributed a total of approximately $1.1 million to the PE Fund related to expenses and an additional investment in Plymouth Rock Energy, LLC.  As of July 31, 2013, the PE Fund has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc.  On June 11, 2013, the Company invested $22.6 million in Ohio Medical Corporation (“Ohio Medical”) in the form of 7,477 shares of series C convertible preferred stock.  This follow-on investment replaced the guarantee the Company had with Ohio Medical.  The guarantee is no longer a commitment of the Company.

On December 17, 2012, the Company received a dividend from Vestal Manufacturing Enterprises, Inc. (“Vestal”) of approximately $426,000.

On December 17, 2012, the Company realized a loss of approximately $2.0 million on the 21,064 common shares of Lockorder Limited, a Legacy Investment, which had a fair value of $0.

On December 19, 2012, MVC Automotive Group B.V. (“MVC Automotive”) made a principal payment of approximately $2.0 million on its bridge loan.  As of July 31, 2013, the balance of the bridge loan was approximately $1.6 million.

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

On February 8, 2013, the Company received a $70,000 dividend from Marine Exhibition Corporation (“Marine”).

On February 13, 2013, the Company announced the signing of a definitive agreement to sell Summit to an affiliate of One Rock Capital Partners, LLC, subject to regulatory approvals, which were received on February 25, 2013, and the satisfaction of other customary closing conditions, including an escrow.  Prior to the completion of the transaction, the Company and other existing Summit shareholders purchased SCSD from Summit.  The Company invested approximately $5.5 million for 784 shares of class B common stock.  SCSD provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.  On March 29, 2013, the Company received gross equity proceeds of approximately $66.3 million, resulting in a realized gain of approximately $49.7 million from the transaction, a $3.8 million premium to the last reported fair market value placed on Summit by the Company’s Valuation Committee as of January 31, 2013.  The $66.3 million of proceeds includes approximately $6.3 million held in escrow, which had a fair value of approximately $5.7 million as of July 31, 2013.  The decrease in the escrow fair value of approximately $600,000 was recorded as a realized loss.  Also, as part of the sale, the $12.1 million second lien loan to Summit was repaid in full, including all accrued interest.  The Company then provided Summit with a $22.0 million second lien loan with an annual interest rate of 14% and a maturity date of October 1, 2018.

On February 27, 2013, the Company realized a loss of approximately $4.5 million on the 602,131 preferred shares of DPHI, Inc., a Legacy Investment formerly DataPlay, Inc, which had a fair value of $0.

On June 10, 2013, Teleguam Holdings, LLC (“Teleguam”) repaid its $7.0 million second lien loan in full, including all accrued interest.

On July 1, 2013, Prepaid Legal repaid its tranches A and B term loans in full including all accrued interest.  Total proceeds received were approximately $6.8 million.

During the nine month period ended July 31, 2013, the Company received dividend payments from U.S. Gas & Electric, Inc. (“U.S. Gas”) totaling approximately $7.6 million.

During the nine month period ended July 31, 2013, Marine made principal payments totaling $750,000 on its senior subordinated loan.  As of July 31, 2013, the balance of the loan was approximately $11.4 million.

During the nine month period ended July 31, 2013, Custom Alloy Corporation (“Custom Alloy”) made principal payments of approximately $6.8 million on its loan.  As of July 31, 2013, the outstanding balance of the loan was approximately $9.0 million.

During the quarter ended January 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $4,000 and series B preferred stock by approximately $836,000, Turf Products, LLC (“Turf”) equity interest by $180,000, MVC Automotive equity interest by approximately $2.2 million, Octagon Credit Investors, LLC (“Octagon”) equity interest by $450,000, SIA Tekers Invest (“Tekers”) common stock by $234,000, Vestal common stock by approximately $1.7 million, Pre-Paid Legal term loans A and B by a total of approximately $119,000, RuMe Inc. (“RuMe”) preferred stock by $423,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $12,000, Centile Holdings B.V. (“Centile”) equity interest by $90,000 and Security Holdings B.V. (“Security Holdings”) equity interest by $3.0 million.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii USA, Inc. (“Freshii”) and U.S. Gas, and the Marine preferred stock were due to the capitalization of payment in kind (“PIK”) interest/dividends totaling $648,977.  The Valuation Committee also decreased the fair value of the Company’s investments in SGDA Europe B.V. (“SGDA Europe”) equity interest by approximately $1.7 million, Harmony Health & Beauty, Inc. (“HH&B”) common stock by $100,000, NPWT preferred stock by approximately $84,000 due to the distribution received, and Velocitius B.V. (“Velocitius”) equity interest by approximately $1.1 million.  The Valuation Committee also determined to increase the liability associated with the Ohio Medical guarantee by $350,000.  Also, during the quarter ended January 31, 2013, the undistributed allocation of flow through losses from the Company’s equity investment in Octagon decreased the cost basis and fair value of this investment by approximately $30,000.

During the quarter ended April 30, 2013, the Valuation Committee increased the fair value of the Company’s investments in MVC Automotive equity interest by approximately $665,000, NPWT preferred and common stock by a total of approximately $70,000, Security Holdings equity interest by approximately $4.0 million, SGDA Europe equity interest by approximately $614,000, Turf equity interest by $412,000, Vestal common stock by approximately $1.4 million, Centile equity interest by $505,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.7 million and Freshii warrant by approximately $5,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii and U.S. Gas, and the Marine

preferred stock were due to the capitalization of PIK interest/dividends totaling $453,990.  The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical Preferred stock by $4.6 million, Tekers common stock by $218,000, Velocitius equity interest by approximately $1.2 million, JSC Tekers secured loan by $1.0 million and the Biovation loan and warrant by a total of approximately $50,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee, which had a fair value as of January 31, 2013 of approximately $1.2 million.  Also, during the quarter ended April 30, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $110,000.

During the quarter ended July 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $22,000 and series B preferred stock by approximately $5.0 million, Security Holdings equity interest by approximately $1.9 million, U.S. Gas convertible series I preferred stock by $11.6 million, Vestal common stock by $1.0 million, Centile equity interest by $474,000 and the Biovation bridge loan by approximately $135,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biovation and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,198,394.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $201,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in NPWT preferred and common stock by a total of approximately $210,000, SGDA Europe equity interest by approximately $187,000, Velocitius equity interest by approximately $116,000, Freshii warrant by approximately $8,000, Biovation warrant by $82,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $85,000.  Also, during the quarter ended July 31, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $69,000.

During the nine month period ended July 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $26,000 and series B preferred stock by approximately $5.8 million, Octagon equity interest by $450,000, Pre-Paid Legal term loans A and B by a total of approximately $119,000, RuMe preferred stock by $423,000, MVC Automotive equity interest by approximately $2.9 million, Security Holdings equity interest by approximately $8.9 million, Turf equity interest by $592,000, Vestal common stock by approximately $4.1 million, U.S. Gas convertible series I preferred stock by $11.6 million, Centile equity interest by $1.1 million, Biovation loan by approximately $90,000, Tekers common stock by $16,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.6 million.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $2,301,361.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $201,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical Preferred stock by $4.6 million, SGDA Europe equity interest by approximately $1.3 million, NPWT preferred and common stock by a total of approximately $224,000, Freshii warrant by approximately $3,000, HH&B common stock by $100,000, Velocitius equity interest by approximately $2.4 million, JSC Tekers secured loan by $1.0 million and the Biovation warrant by $87,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee which had a net change of $825,000.  Also, during the nine month period ended July, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $149,000.

At July 31, 2013, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $416.4 million with a cost basis of $355.8 million.  At July 31, 2013, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $405.6 million and $332.0 million, respectively.  At October 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $404.2 million with a cost basis of $332.4 million.  At October 31, 2012, the fair value and cost basis of portfolio investments of the Legacy Investments were $10.8 million and $30.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $393.4 million and $302.1 million, respectively.

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

On December 12, 2011, BP Clothing, LLC (“BP”) filed for Chapter 11 protection in New York with agreement to turn ownership over to secured lenders under a bankruptcy reorganization plan.  On June 20, 2012, BP completed the bankruptcy process, which resulted in a realized loss of approximately $23.4 million on the Company’s second lien loan, term loans A and B.  As a result of the bankruptcy process, the Company received a limited liability company interest in BPC.

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

9. Commitments and Contingencies

Commitments of the Company:

At July 31, 2013, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at July 31, 2013
Turf	$1.0 million	$1.0 million
MVC Private Equity Fund LP	$20.1 million	$9.3 million
Total	$21.1 million	$10.3 million

Guarantees:

As of July 31, 2013, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at July 31, 2013
MVC Automotive	$5.3 million	—
Tekers	$99,000	—
Total	$5.4 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At July 31, 2013, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be $0.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee had a commitment of approximately 75,000 euros at July 31, 2013, equivalent to approximately $99,000.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.3 million at July 31, 2013) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of July 31, 2013 is approximately 7.3 million Euro (equivalent to approximately $9.7 million).

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note.  The note bears annual interest at 6.0% and expires on January 31, 2014.  On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note.  At July 31, 2013, the outstanding balance of the secured junior revolving note was $1.0 million.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of July 31, 2013, $9.3 million of the Company’s commitment was contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet.  This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, as part of Ohio Medical’s refinancing of their debt, the Company agreed to guarantee a series B preferred stock tranche of equity with a 12% coupon for the first 18 months it is outstanding.  After that initial period, the rate increases by 400bps to 16% for the next 6 months and increases by 50 bps (.5%) each 6 month period thereafter.  This guarantee required the Company to assume this tranche of the Series B preferred stock if the Company was able to make Non-Diversified Investments.  On June 11, 2013, the Company invested $22.6 million in Ohio Medical in the form of Series C convertible preferred stock.  This follow-on investment replaced the guarantee the Company had with Ohio Medical.  The guarantee is no longer a commitment of the Company.

Commitments of the Company

Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers, which has since been amended and restated (the “Advisory Agreement”), and described in Note 10 of the consolidated financial statements, “Management”, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space.  The Company’s offices continue to be located on the second floor of 287 Bowman Avenue, Purchase, New York 10577.

On April 27, 2006, the Company and MVCFS, as co-borrowers, entered into a four-year, $100 million credit facility (“Credit Facility”), consisting of $50.0 million in term debt and $50.0 million in revolving credit, with Guggenheim as administrative agent for the lenders.  On April 13, 2010, the Company renewed the Credit Facility for three years.  The Credit Facility consisted of a $50.0 million term loan with an interest rate of LIBOR plus 450 basis points with a 1.25% LIBOR floor and had a maturity date of April 27, 2013.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.

As of July 31, 2013, the total outstanding amount of the Senior Notes was approximately $114.4 million and the market value was approximately $115.8 million. The market value of the Senior Notes is based on the closing price of the security as of July 31, 2013 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). During the nine month period ended July 31, 2013, the Company’s net borrowings on Credit Facility II were $50.0 million.  Credit Facility II will be used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid a closing fee, legal and other costs associated with this transaction.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

At July 31, 2013, the $50.0 million carrying amount of our Credit Facility II approximates the fair value, using Level 3 inputs under the fair value hierarchy. The fair market value of the Senior Notes was $115.8 million using Level 1 inputs under the fair value hierarchy. The fair/market value of our debt obligations are determined in accordance with ASC820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Credit Facility II is estimated based upon market interest rates for our own borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. The market value of the Senior Notes is based on the closing market price as of July 31, 2013. At July 31, 2013, the Senior Notes and the Credit Facility II would be deemed to be Level 1 and Level 3, respectively, as defined in Note 8.

The Company enters into contracts with Portfolio Companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

10. Management

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

On October 25, 2010, October 26, 2011 and October 23, 2012, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% to the 2011, 2012 and 2013 fiscal years, respectively (“Expense Limitation Agreement”).  Starting in fiscal year 2012, the amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund is to be excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2013, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers has also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds or the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.

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

11. Incentive Compensation

At October 31, 2012, the provision for estimated incentive compensation was approximately $15.7 million.  During the nine month period ended July 31, 2013, this provision for incentive compensation was increased by a net amount of approximately $6.1 million to approximately $21.8 million.  The net increase in the provision for incentive compensation during the nine month period ended July 31, 2013 reflects the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Custom Alloy, Octagon, Prepaid Legal, RuMe, MVC Automotive, Security Holdings, Turf, Vestal, U.S. Gas, Centile, Biovation and SIA Tekers) by a total of approximately $36.1 million and the difference between the amount received from the sale of Summit and Summit’s carrying value at January 31, 2013, which was an increase of approximately $3.8 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $201,000 due to a PIK distribution, which was treated as a return of capital.  The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of seven of the Company’s portfolio investments (Ohio Medical, SGDA Europe, NPWT, Freshii, HH&B, Velocitius and JSC Tekers) by a total of approximately $8.8 million and the $84,000 realized gain related to NPWT.  For the nine month period ended July 31, 2013, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

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

12. Tax Matters

At October 31, 2012, the Company had a net capital loss carryforward of $45,108,864 of which $26,318,783 will expire in the year 2019 and $18,790,081 has no expiration. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed.  The Company had approximately $13.0 million in unrealized losses associated with Legacy Investments as of July 31, 2013.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the quarter ended July 31, 2013, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2010, 2011, 2012 and 2013 for the Company and MVCFS remain subject to examination by the IRS.

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

13. Dividends and Distributions to Shareholders and Share Repurchase Program

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

For the Quarter Ended July 31, 2013

On July 12, 2013, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was payable on July 31, 2013 to shareholders of record on July 24, 2013. The total distribution amounted to $3,053,388.

During the quarter ended July 31, 2013, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 619 shares of our common stock at an average price of $12.74, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

The following table represents our stock repurchase program for the nine month period ended July 31, 2013.

			Total Number of Shares
		Average Price Paid per	Purchased as Part of	Approximate Dollar Value
	Total Number of Shares	Share including	Publicly Announced	of Shares Purchased Under
Period	Purchased	commission	Program	the Program

As of October 31, 2012	—	—	—	—
For the Nine Month Period ended July 31, 2013	1,299,294	$12.83	1,299,294	$16,673,206

Total	1,299,294	$12.83	1,299,294	$16,673,206

14. Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc. and the wholly-owned subsidiaries MVC Financial Services, Inc. and MVC Cayman.

The following table presents book basis segment data for the nine month period ended July 31, 2013:

	MVC	MVCFS	Consolidated

Interest and dividend income	$16,269,370	$74	$16,269,444
Fee income	254,740	2,126,822	2,381,562
Fee income - asset management	—	1,345,089	1,345,089
Other income	298,096	—	298,096
Total operating income	16,822,206	3,471,985	20,294,191

Total operating expenses	15,237,675	5,118,859	20,356,534
Less: Waivers by Adviser	(112,500)	—	(112,500)
Total net operating expenses	15,125,175	5,118,859	20,244,034

Net operating income (loss) before taxes	1,697,031	(1,646,874)	50,157

Tax expense	—	2,700	2,700
Net operating income (loss)	1,697,031	(1,649,574)	47,457

Net realized gain on investments	43,462,067	—	43,462,067
Net unrealized (depreciation) appreciation on investments	(10,666,085)	39,033	(10,627,052)
Net increase (decrease) in net assets resulting from operations	34,493,013	(1,610,541)	32,882,472

15. Subsequent Events

On August 1, 2013, Custom Alloy made a principal payment of approximately $968,000 on its loan.

On August 2, 2013, the Company sold the U.S. Treasury Note held at July 31, 2013 for a realized gain of approximately $337,000.

On August 2, 2013, the Company invested $133,000 into MVC Automotive in the form of additional common equity interest.

On August 2, 2013, the Company loaned $425,000 to Biovation, increasing the outstanding bridge loan amount to $2.5 million and extending the maturity date to August 31, 2014.

On August 13, 2013, the Company loaned Morey’s Seafood International LLC, a manufacturer, marketer and distributor of fish and seafood products, $8.0 million in the form of a second lien loan with an annual interest rate of 10% and a maturity date of August 12, 2018.

On August 21, 2013, the Company repaid Credit Facility II in full, including accrued interest.

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

Selected Consolidated Financial Data

	Nine Month Period Ended	Nine Month Period Ended	Year Ended
	July 31,	July 31,	October 31,
	2013	2012	2012
	(Unaudited)	(Unaudited)
	(In thousands, except per share data and number of investments)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$16,269	$20,065	$25,205
Fee income	2,382	1,445	1,940
Fee income - asset management	1,345	1,973	2,300
Other income	298	256	442

Total operating income	20,294	23,739	29,887

Expenses:
Management fee	6,046	6,560	8,588
Portfolio fees - asset management	312	862	968
Management fee - asset management	696	618	757
Administrative	2,689	2,711	3,573
Interest and other borrowing costs	4,470	2,481	3,367
Net Incentive compensation (Note 11)	6,144	(4,527)	(5,937)

Total operating expenses	20,357	8,705	11,316

Total waiver by adviser	(113)	(2,516)	(2,554)

Net operating income before taxes	50	17,550	21,125

Tax expense, net	3	1	4

Net operating income	47	17,549	21,121

Net realized and unrealized gain (loss):
Net realized gain (loss) on investments	43,462	(25,129)	(20,518)
Net unrealized depreciation on investments	(10,627)	(10,518)	(22,257)

Net realized and unrealized gain (loss) on investments	32,835	(35,647)	(42,775)

Net increase (decrease) in net assets resulting from operations	$32,882	$(18,098)	$(21,654)

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$1.41	$(0.76)	$(0.90)
Dividends per share	$0.405	$0.360	$0.495
Balance Sheet Data:
Portfolio at value	$466,446	$425,461	$404,171
Portfolio at cost	405,335	341,983	332,432
Total assets	583,420	464,820	456,431
Shareholders’ equity	392,752	392,801	386,016
Shareholders’ equity per share (net asset value)	$17.36	$16.42	$16.14
Common shares outstanding at period end	22,618	23,917	23,917
Other Data:
Number of Investments funded in period, excluding short-term investments	10	9	11
Investments funded ($) in period, excluding short-term investments	$79,142	$10,767	$11,300

	2013			2012				2011
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	7,245	6,663	6,386	6,148	3,931	16,164	3,644	3,421	3,482	4,544	4,524

Management fee	2,101	1,865	2,080	2,027	2,127	2,177	2,257	2,155	2,183	2,022	2,485
Portfolio fees - asset management	103	103	106	106	338	462	62	—	—	—	—
Management fee - asset management	232	232	232	140	41	188	388	—	—	227	70
Administrative	897	902	890	862	971	817	923	1,105	1,049	990	1,176
Interest, fees and other borrowing costs	2,115	1,418	937	886	854	832	795	783	784	745	770
Net Incentive compensation	3,961	1,008	1,175	(1,410)	(2,415)	(175)	(1,937)	3,483	(463)	531	(1,603)
Total waiver by adviser	(38)	(37)	(38)	(38)	(37)	(2,383)	(96)	(38)	(37)	(38)	(138)
Tax expense	1	1	1	3	—	—	1	2	—	2	10
Net operating income (loss) before net realized and unrealized gains	(2,127)	1,171	1,003	3,572	2,052	14,246	1,251	(4,069)	(34)	65	1,754
Net increase (decrease) in net assets resulting from operations	18,114	7,892	6,876	(3,556)	(10,595)	1,515	(9,018)	13,282	(2,369)	2,302	(6,244)
Net increase (decrease) in net assets resulting from operations per share	0.79	0.33	0.29	(0.14)	(0.45)	0.06	(0.37)	0.56	(0.10)	0.10	(0.26)
Net asset value per share	17.36	16.56	16.29	16.14	16.42	16.99	17.04	17.54	17.1	17.32	17.33

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the year ended October 31, 2012, the Company made two new investments and made nine follow-on investments in five existing portfolio companies committing a total of $11.3 million of capital to these investments.  During the nine month period ended July 31, 2013, the Company made four new investments and six follow-on investments in four existing portfolio companies, committing capital totaling $79.3 million.

The Company’s prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of July 31, 2013, 1.85% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

Our new portfolio investments are made pursuant to our current objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income. Under our investment approach, we are permitted to invest, without limit, in any one portfolio company, subject to any diversification limits required in order for us to continue to qualify as a RIC under Subchapter M of the Code.  Due to the asset growth and composition of the portfolio, compliance with the RIC requirements limits our ability to make additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of the issuer (“Non-Diversified Investments”).

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

OPERATING INCOME

For the Nine Month Period Ended July 31, 2013 and 2012. Total operating income was $20.3 million for the nine month period ended July 31, 2013 and $23.7 million for the nine month period ended July 31, 2012, a decrease of approximately $3.4 million.

For the Nine Month Period Ended July 31, 2013

Total operating income was $20.3 million for the nine month period ended July 31, 2013. The decrease in operating income over the same period last year was primarily due to a decrease in dividend income and fee income from asset management partially offset by an increase in fee income from portfolio companies.  The main components of operating income for the nine month period ended July 31, 2013, was dividend income from portfolio companies and the interest earned on loans.  The Company earned approximately $16.3 million in interest and dividend income from investments in portfolio companies.  Of the $16.3 million recorded in interest/dividend income, approximately $2.4 million was “payment in kind” interest/dividends.  The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 6% to 16%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $1.3 million and fee income from the Company’s portfolio companies of approximately $2.4 million, totaling approximately $3.7 million.  Of the $1.3 million of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Nine Month Period Ended July 31, 2013 and 2012.  Operating expenses, net of Voluntary Waivers, were approximately $20.2 million for the nine month period ended July 31, 2013 and $6.2 million for the nine month period ended July 31, 2012, an increase of approximately $14.0 million.

For the Nine Month Period Ended July 31, 2013

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $20.2 million or 6.99% of the Company’s average net assets, when annualized, for the nine month period ended July 31, 2013.  Significant components of operating expenses for the nine month period ended July 31, 2013 were management fee expense related to the Company of approximately $6.0 million, interest and other borrowing costs of approximately $4.5 million and incentive compensation expense of approximately $6.1 million.

The approximately $14.0 million increase in the Company’s net operating expenses for the nine month period ended July 31, 2013 compared to the nine month period ended July 31, 2012, was primarily due to the approximately $13.0 million increase in the estimated provision for incentive compensation expense, which includes the voluntary incentive fee waiver by TTG Advisers during the nine month period ended July 31, 2012 and an approximately $2.0 million increase in interest and other borrowing costs offset by a decrease of approximately $500,000 in management fee expense related to the Company and a decrease of approximately $500,000 in portfolio management fees related to the PE Fund.  The portfolio fees are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2011 and 2012 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). On October 23, 2012, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% and the Voluntary Waiver to the 2013 fiscal year.  TTG Advisers had also voluntarily agreed that any assets of the Company that were invested in exchange-traded funds and the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  For fiscal year 2012 and for the nine month period ended July 31, 2013 annualized, the Company’s expense ratio was 2.95% and 2.97%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the nine month period ended July 31, 2013, the provision for incentive compensation was increased by a net amount of approximately $6.1 million to approximately $21.8 million.  The net increase in the provision for incentive compensation during the nine month period ended July 31, 2013 reflects the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Custom Alloy, Octagon, Prepaid Legal, RuMe, MVC Automotive, Security Holdings, Turf, Vestal, U.S. Gas, Centile, Biovation and SIA Tekers) by a total of approximately $36.1 million and the difference between the amount received from the sale of Summit and Summit’s carrying value at January 31, 2013, which was an increase of approximately $3.8 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $201,000 due to a PIK distribution, which was treated as a return of capital.  The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of seven of the Company’s portfolio investments (Ohio Medical, SGDA Europe, NPWT, Freshii, HH&B, Velocitius and JSC Tekers) by a total of approximately $8.8 million and the $84,000 realized gain related to NPWT.  For the nine month period ended July 31, 2013, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information.

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

The $4.6 million decrease in the Company’s net operating expenses for the nine month period ended July 31, 2012 compared to the nine month period ended July 31, 2011, was primarily due to the $3.0 million decrease in the estimated provision for incentive compensation expense and the $2.3 million voluntary waiver of the income incentive fee payment, which were offset by the addition of approximately $862,000 in portfolio fees — asset management expense.  The portfolio fees are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring organization or other customary fees from any portfolio company of the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2010 and 2011 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). On October 25, 2011, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% and the Voluntary Waiver to the 2012 fiscal year.  TTG Advisers had also voluntarily agreed that any assets of the Company that were invested in exchange-traded funds and the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  For fiscal year 2011 and for the nine month period ended July 31, 2012 annualized, the Company’s expense ratio was 3.18% and 2.97%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the nine month period ended July 31, 2012, the provision for incentive compensation was decreased by a net amount of approximately $6.8 million to approximately $17.1 million.  The net decrease in the provision for incentive compensation during the nine month period ended July 31, 2012 reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (BP, HH&B, MVC Automotive, Security Holdings, SGDA Europe, NPWT, Tekers, Velocitius, BPC, Turf and Ohio Medical) by a total of $25.8 million and the dividend distribution of $12.0 million received from Summit.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of three of the Company’s portfolio investments (Octagon Fund, Vestal and RuMe) by a total of approximately $3.0 million.  The Valuation Committee also increased the fair value of the Company’s escrow receivable related to Vitality by $130,000.  For the nine month period ended July 31, 2012, a provision of approximately $2.3 million was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate for the quarter ended April 30, 2012.  TTG Advisers has voluntarily agreed to waive the income-related incentive fee payment of approximately $2.3 million that the Company would otherwise be obligated to pay to TTG Advisers under the Advisory Agreement.  Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information.

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Nine Month Period Ended July 31, 2013 and 2012.  Net realized gains for the nine month period ended July 31, 2013 were approximately $43.5 million and net realized losses for the nine month period ended July 31, 2012 were approximately $25.1 million, an increase of approximately $68.6 million.

For the Nine Month Period Ended July 31, 2013

Net realized gains for the nine month period ended July 31, 2013 were approximately $43.5 million.  The significant components of the Company’s net realized gains for the nine month period ended July 31, 2013 were primarily due to the realized gain on Summit and the realized losses on Lockorder Limited and DPHI, Inc.

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

On February 13, 2013, the Company announced the signing of a definitive agreement to sell Summit to an affiliate of One Rock Capital Partners, LLC, subject to regulatory approvals, which were received on February 25, 2013, and the satisfaction of other customary closing conditions, including an escrow.  Prior to the completion of the transaction, the Company and other existing Summit shareholders purchased SCSD from Summit.  The Company invested approximately $5.5 million for 784 shares of class B common stock.  SCSD provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.  On March 29, 2013, the Company received gross equity proceeds of approximately $66.3 million, resulting in a realized gain of approximately $49.7 million from the transaction, a $3.8 million premium to the last reported fair market value placed on Summit by the Company’s Valuation Committee as of January 31, 2013.  The $66.3 million of proceeds includes approximately $6.3 million held in escrow, which had a fair value of approximately $5.7 million as of July 31, 2013.  The decrease in the escrow fair value of approximately $600,000 was recorded as a realized loss.

On February 27, 2013, the Company realized a loss of approximately $4.5 million on the 602,131 preferred shares of DPHI, Inc., a Legacy Investment formerly DataPlay, Inc, which had a fair value of $0.

On May 31, 2013, the Company recorded a realized gain of approximately $82,000 associated with the Vitality escrow.

During the nine month period ended July 31, 2013, the Company recorded a realized gain of approximately $150,000 with the repayments of the loans associated with Prepaid Legal and Teleguam.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Nine Month Period Ended July 31, 2013 and 2012.  The Company had a net change in unrealized depreciation on portfolio investments of approximately $10.6 million for the nine month period ended July 31, 2013 and approximately $10.5 million for the nine month period ended July 31, 2012, a net increase of approximately $100,000.

For the Nine Month Period Ended July 31, 2013

The Company had a net change in unrealized depreciation on portfolio investments of approximately $10.6 million for the nine month period ended July 31, 2013.  The change in unrealized depreciation for the nine month period ended July 31, 2013 primarily resulted from the reclassification from unrealized to realized caused by the sale of Summit of $46.5 million and the Valuation Committee’s decision to decrease the fair value of the Company’s investments in Ohio Medical Preferred stock by $4.6 million, SGDA Europe equity interest by approximately $1.3 million, NPWT preferred and common stock by a total of approximately $224,000, Freshii warrant by approximately $3,000, HH&B common stock by $100,000, Velocitius equity interest by approximately $2.4 million, JSC Tekers secured loan by $1.0 million and the Biovation warrant by $87,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee which had a net change of $825,000.  These changes in unrealized depreciation were off-set by the reclassification from unrealized depreciation to realized losses caused by Lockorder Limited and DPHI, Inc., Legacy Investments, totaling approximately $6.5 million and the Valuation Committee determinations to increase the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $26,000 and series B preferred stock by approximately $5.8 million, Octagon equity interest by $450,000, Pre-Paid Legal term loans A and B by a total of approximately $119,000, RuMe preferred stock by $423,000, MVC Automotive equity interest by approximately $2.9 million, Security Holdings equity interest by approximately $8.9 million, Turf equity interest by $592,000, Vestal common stock by approximately $4.1 million, U.S. Gas convertible series I preferred stock by $11.6 million, Centile equity interest by $1.1 million, Biovation loan by approximately $90,000, Tekers common stock by $16,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.6 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $201,000 due to a PIK distribution, which was treated as a return of capital.

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

PORTFOLIO INVESTMENTS

For the Nine Month Period Ended July 31, 2013 and the Year Ended October 31, 2012.  The cost of the portfolio investments held by the Company at July 31, 2013 and at October 31, 2012 was $355.8 million and $332.4 million, respectively, an increase of $23.4 million.  The aggregate fair value of portfolio investments at July 31, 2013 and at October 31, 2012 was $416.4 million and $404.2 million, respectively, an increase of $12.2 million.  The Company held unrestricted cash and cash equivalents at July 31, 2013 and at October 31, 2012 of $94.6 million and $36.2 million, respectively, an increase of approximately $58.4 million.

For the Nine Month Period Ended July 31, 2013

During the nine month period ended July 31, 2013, the Company made four new investments, committing capital totaling approximately $46.9million.  The investments were made in Summit ($22.0 million), SCSD ($5.5 million), Prepaid Legal ($9.9 million) and Biogenic ($9.5 million).

During the nine month period ended July 31, 2013, the Company made six follow-on investments into four existing portfolio companies totaling approximately $32.3 million.  On November 26, 2012, the Company loaned an additional $8.0 million to JSC Tekers, increasing the secured loan amount to $12.0 million.  The interest rate remains at 8% per annum and the maturity date was extended to December 31, 2014.  On December 14, 2012 and April 9, 2013, the Company loaned an additional $500,000 and $75,000, respectively, to Biovation, increasing the loan amount to approximately $2.1 million. The Company also received a warrant at no cost. The Company allocated a portion of the cost basis of the additional $500,000 loan to the warrant at the time the investment was made. On February 15, 2013 and May 7, 2013, the Company contributed a total of approximately $1.2 million to the PE Fund related to expenses and an additional investment in Plymouth Rock Energy, LLC.  As of July 31, 2013, the PE Fund has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc.  On June 11, 2013, the Company invested $22.6 million in Ohio Medical in the form of 7,477 shares of series C convertible preferred stock.  This follow-on investment replaced the guarantee the Company had with Ohio Medical.  The guarantee is no longer a commitment of the Company.

On December 17, 2012, the Company received a dividend from Vestal of approximately $426,000.

On December 17, 2012, the Company realized a loss of approximately $2.0 million on the 21,064 common shares of Lockorder Limited, a Legacy Investment, which had a fair value of $0.

On December 19, 2012, MVC Automotive made a principal payment of approximately $2.0 million on its bridge loan.  As of July 31, 2013, the balance of the bridge loan was approximately $1.6 million.

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

On February 8, 2013, the Company received a $70,000 dividend from Marine.

On February 13, 2013, the Company announced the signing of a definitive agreement to sell Summit to an affiliate of One Rock Capital Partners, LLC, subject to regulatory approvals, which were received on February 25, 2013, and the satisfaction of other customary closing conditions, including an escrow.  Prior to the completion of the transaction, the Company and other existing Summit shareholders purchased SCSD from Summit.  The Company invested approximately $5.5 million for 784 shares of class B common stock.  SCSD provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.  On March 29, 2013, the Company received gross equity proceeds of approximately $66.3 million, resulting in a realized gain of approximately $49.7 million from the transaction, a $3.8 million premium to the last reported fair market value placed on Summit by the Company’s Valuation Committee as of January 31, 2013.  The $66.3 million of proceeds includes approximately $6.3 million held in escrow, which had a fair value of approximately $5.7 million as of July 31, 2013.  The decrease in the escrow fair value of approximately $600,000 was recorded as a realized loss.  Also, as part of the sale, the $12.1 million second lien loan to Summit was repaid in full, including all accrued interest.  The Company then provided Summit with a $22.0 million second lien loan with an annual interest rate of 14% and a maturity date of October 1, 2018.

On February 27, 2013, the Company realized a loss of approximately $4.5 million on the 602,131 preferred shares of DPHI, Inc., a Legacy Investment formerly DataPlay, Inc., which had a fair value of $0.

On June 10, 2013, Teleguam repaid its $7.0 million second lien loan in full, including all accrued interest.

On July 1, 2013, Prepaid Legal repaid its tranches A and B term loans in full including all accrued interest.  Total proceeds received were approximately $6.8 million.

During the nine month period ended July 31, 2013, the Company received dividend payments from U.S. Gas totaling approximately $7.6 million.

During the nine month period ended July 31, 2013, Marine made principal payments totaling $750,000 on its senior subordinated loan.  As of July 31, 2013, the balance of the loan was approximately $11.4 million.

During the nine month period ended July 31, 2013, Custom Alloy made principal payments of approximately $6.8 million on its loan.  As of July 31, 2013, the outstanding balance of the loan was approximately $9.0 million.

During the quarter ended January 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $4,000 and series B preferred stock by approximately $836,000, Turf equity interest by $180,000, MVC Automotive equity interest by approximately $2.2 million, Octagon equity interest by $450,000, Tekers common stock by $234,000, Vestal common stock by approximately $1.7 million, Pre-Paid Legal term loans A and B by a total of approximately $119,000, RuMe preferred stock by $423,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $12,000, Centile equity interest by $90,000 and Security Holdings equity interest by $3.0 million.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $648,977.  The Valuation Committee also decreased the fair value of the Company’s investments in SGDA Europe equity interest by approximately $1.7 million, HH&B common stock by $100,000, NPWT preferred stock by approximately $84,000 due to the distribution received, and Velocitius equity interest by approximately $1.1 million.  The Valuation Committee also determined to increase the liability associated with the Ohio Medical guarantee by $350,000.  Also, during the quarter ended January 31, 2013, the undistributed allocation of flow through losses from the Company’s equity investment in Octagon decreased the cost basis and fair value of this investment by approximately $30,000.

During the quarter ended April 30, 2013, the Valuation Committee increased the fair value of the Company’s investments in MVC Automotive equity interest by approximately $665,000, NPWT preferred and common stock by a total of approximately $70,000, Security Holdings equity interest by approximately $4.0 million, SGDA Europe equity interest by approximately $614,000, Turf equity interest by $412,000, Vestal common stock by approximately $1.4 million, Centile equity interest by $505,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.7 million and Freshii warrant by approximately $5,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $453,990.  The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical Preferred stock by $4.6 million, Tekers common stock by $218,000, Velocitius equity interest by approximately $1.2 million, JSC Tekers secured loan by $1.0 million and the Biovation loan and warrant by a total of approximately $50,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee, which had a fair value as of January 31, 2013 of approximately $1.2 million.  Also, during the quarter ended April 30, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $110,000.

During the quarter ended July 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $22,000 and series B preferred stock by approximately $5.0 million, Security Holdings equity interest by approximately $1.9 million, U.S. Gas convertible series I preferred stock by $11.6 million, Vestal common stock by $1.0 million, Centile equity interest by $474,000 and the Biovation bridge loan by approximately $135,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biovation and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,198,394.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $201,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in NPWT preferred and common stock by a total of approximately $210,000, SGDA Europe equity interest by approximately $187,000, Velocitius equity interest by approximately $116,000, Freshii warrant by approximately $8,000, Biovation warrant by $82,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $85,000.  Also, during the quarter ended July 31, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $69,000.

During the nine month period ended July 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $26,000 and series B preferred stock by approximately $5.8 million, Octagon equity interest by $450,000, Pre-Paid Legal term loans A and B by a total of approximately $119,000, RuMe preferred stock by $423,000, MVC Automotive equity interest by approximately $2.9 million, Security Holdings equity interest by approximately $8.9 million, Turf equity interest by $592,000, Vestal common stock by approximately $4.1 million, U.S. Gas convertible series I preferred stock by $11.6 million, Centile equity interest by $1.1 million, Biovation loan by approximately $90,000, Tekers common stock by $16,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.6 million.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $2,301,361.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $201,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical Preferred stock by $4.6 million, SGDA Europe equity interest by approximately $1.3 million, NPWT preferred and common stock by a total of approximately $224,000, Freshii warrant by approximately $3,000, HH&B common stock by $100,000, Velocitius equity interest by approximately $2.4 million, JSC Tekers secured loan by $1.0 million and the Biovation warrant by $87,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee which had a net change of $825,000.  Also, during the nine month period ended July, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $149,000.

At July 31, 2013, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $416.4 million with a cost basis of $355.8 million.  At July 31, 2013, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $405.6 million and $332.0 million, respectively.  At October 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $404.2 million with a cost basis of $332.4 million.  At October 31, 2012, the fair value and cost basis of portfolio investments of the Legacy Investments were $10.8 million and $30.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $393.4 million and $302.1 million, respectively.

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

Portfolio Companies

During the nine month period ended July 31, 2013, the Company had investments in:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2012 and July 31, 2013, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million.  The investment has been fair valued at $0.

Biogenic Reagents

Biogenic, Minneapolis, Minnesota, is a producer of high-performance activated carbon products made from renewable biomass.

On July 22, 2013, the Company loaned Biogenic $9.5 million in the form of a $4.5 million senior note and a $5.0 million senior convertible note.  The notes have an interest rate of 16% and a maturity date of July 21, 2018.

At July 31, 2013, the loans had a combined outstanding balance, cost basis and fair value of $9.5 million.

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

During the nine month period ended July 31, 2013, the Valuation Committee increased the fair values of the loan and warrant by a total of approximately $3,000.

At July 31, 2013, the Company’s investment consisted of a bridge loan with an outstanding balance of approximately $2.2 million and a cost basis and fair value of approximately $2.1 million.  The warrant had a cost of $165,000 and a fair value of $78,000.

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

At October 31, 2012 and July 31, 2013, the equity investment had a cost basis of $180,000 and a fair value of $0.

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

During the nine month period ended July 31, 2013, the Valuation Committee increased the fair value of the common equity interest by approximately $1.1 million.

At July 31, 2013, the Company’s investment in Centile consisted of common equity interest at a cost of $3.2 million and a fair value of approximately $4.2 million.

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

On March 1, 2013, the maturity date of the loan was extended to September 4, 2016.

During the nine month period July 31, 2013, Custom Alloy made principal payments of approximately $6.8 million on its loan.

During the nine month period ended July 31, 2013, the Valuation Committee increased the fair value of the series A preferred stock by approximately $26,000 and the series B preferred stock by approximately $5.8 million.

At July 31, 2013, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and a fair value of approximately $70,000 and the 1,991 shares of convertible series B preferred stock at a cost of approximately $10.0 million and a fair value of approximately $15.8 million.  The unsecured subordinated loan had a cost basis, outstanding balance and fair value of approximately $9.0 million.  Michael Tokarz, Chairman of the Company, and Shivani Khurana, representative of the Company, serve as directors of Custom Alloy.

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

At July 31, 2013, the Company no longer held an investment in DPHI.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2012 and July 31, 2013, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $10.8 million.

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

During the nine month period ended July 31, 2013, the Valuation Committee decreased the fair value of the warrant by approximately $3,000.

At July 31, 2013, the Company’s investment in Freshii consisted of a senior secured loan with an outstanding balance, cost basis and fair value of approximately $1.1 million.  The warrant had a cost of approximately $34,000 and a fair value of approximately $31,000.  The increase in cost and fair value of the loan is due to the amortization of loan origination fees, the capitalization of “payment in kind” interest and the discount associated with the warrant.  These increases were approved by the Company’s Valuation Committee.

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

During the nine month period ended July 31, 2013, the Valuation Committee decreased the fair value of the common stock by $100,000.

At July 31, 2013, the Company’s investment in HH&B consisted of 147,621 shares of common stock with a cost of $6.7 million and fair value of $0.

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

During the nine month period ended July 31, 2013, the Valuation Committee decreased the fair value of the secured loan by $1.0 million.

At July 31, 2013, the Company’s investment in JSC Tekers consisted of a secured loan with an outstanding balance and cost basis of $12.0 million and a fair value of $11.0 million.  The 2,250 shares of common stock had a cost basis and fair value of $4,500.  The Company has reserved in full against all of the accrued interest starting February 1, 2013.

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

At July 31, 2013, the Company no longer held an investment in Lockorder.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2012 and July 31, 2013, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

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

On February 8, 2013, the Company received a $70,000 dividend from Marine.

During the nine month period ended July 31, 2013, Marine made principal payments totaling $750,000 on its senior secured loan.

At July 31, 2013, the Company’s senior secured loan had an outstanding balance, cost basis and fair value of approximately $11.4 million.  The preferred stock had a cost and fair value of approximately $3.5 million.  The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends.  These increases were approved by the Company’s Valuation Committee.

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

During the nine month period ended July 31, 2013, the Valuation Committee increased the fair value of the equity interest by approximately $2.9 million.

At July 31, 2013, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $34.7 million and a fair value of approximately $36.4 million.  The bridge loan had a cost and fair value of approximately $1.6 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $5.3 million at July 31, 2013.  This guarantee was taken into account in the valuation of MVC Automotive.

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

On February 15, 2013 and May 7, 2013, the Company contributed a total of approximately $1.1 million to the PE Fund related to expenses and an additional investment in Plymouth Rock Energy, LLC.

During the nine month period ended July 31, 2013, the Valuation Committee increased the fair values of the limited partnership and general partnership interests totaling approximately $1.6 million.

At July 31, 2013, the limited partnership interest in the PE Fund had a cost of approximately $9.1 million and a fair value of approximately $10.8 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $232,000 and a fair value of approximately $273,000.  As of July 31, 2013, the PE Fund has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc.

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

During the nine month period ended July 31, 2013, the Valuation Committee decreased the fair values of the common stock and preferred stock totaling approximately $224,000.

At July 31, 2013, the common stock had a cost basis of approximately $1.2 million and a fair value of approximately $13,000.  The convertible preferred stock had a cost basis of $0 and a fair value of approximately $223,000.

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

During the nine month period ended July 31, 2013, the Valuation Committee increased the fair value of the equity investment by $450,000. Further, during the nine month period ended July 31, 2013, the cost basis and fair value of the equity investment was increased by approximately $149,000 because of an allocation of flow through income by the Company’s Valuation Committee.

At July 31, 2013, the equity investment had a cost basis of approximately $2.5 million and a fair value of $6.8 million.

Ohio Medical Corporation

Ohio Medical, Gurnee, Illinois, is a manufacturer and supplier of suction and oxygen therapy products, medical gas equipment, and input devices.

At October 31, 2012, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis of approximately $15.8 million and a fair value of $0, and 21,176 shares of series A convertible preferred stock with a cost basis of $30.0 million and a fair value of $31.1million.  The guarantee obligation had a fair value of negative $825,000.

On June 11, 2013, the Company invested $22.6 million in Ohio Medical in the form of 7,477 shares of series C convertible preferred stock.  This follow-on investment replaced the guarantee the Company had with Ohio Medical.  The guarantee is no longer a commitment of the Company.

During the nine month period ended July 31, 2013, the Valuation Committee decreased the preferred stock by $4.6 million.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee which had a net change of $825,000. Also during the nine month period ended July 31, 2013, the fair value of the series C convertible preferred stock was increased by approximately $201,000 due to a PIK distribution, which was treated as a return of capital.

At July 31, 2013, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis of approximately $15.8 million and a fair value of $0, 23,820 shares of series A convertible preferred stock with a cost basis of $30.0 million and a fair value of $26.5 million and 7,544 shares of series C convertible preferred stock with a cost basis of $22.6 million and a fair value of $22.8 million.

Michael Tokarz, Chairman of the Company, Peter Seidenberg, Chief Financial Officer of the Company, and Jim O’Connor, a representative of the Company, serve as directors of Ohio Medical.

Prepaid Legal Services, Inc.

Prepaid Legal, Ada, Oklahoma, is the leading marketer of legal counsel and identity theft solutions to families and small businesses in the U.S. and Canada.

At October 31, 2012, the Company’s investment in Prepaid Legal consisted of a $3.0 million tranche A term loan and a $4.0 million tranche B term loan, both purchased at a discount.  The tranche A term loan bears annual interest at LIBOR, with a 1.5% floor, plus 6% and matures on January 1, 2017 and the tranche B term loan bears annual interest at LIBOR, with a 1.5% floor, plus 9.5% and matures on January 1, 2017.  At October 31, 2012, the loans had a combined outstanding balance of $7.0 million and a cost basis and fair value of approximately $6.9 million.

On July 1, 2013, Prepaid Legal repaid its tranches A and B term loans in full including all accrued interest.  Total proceeds received were approximately $6.8 million.

On July 24, 2013, the Company purchased, at a discount, a $9.9 million second lien loan in Prepaid Legal.  The interest rate on the loan is the greater of LIBOR plus 8.50% with a LIBOR floor of 1.25% or the Alternate Base rate (“ABR”) plus 7.5% with an ABR floor of 2.25% per annum.  The loan matures on July 1, 2020.

At July 31, 2013, the loan had an outstanding balance, cost basis and fair value of approximately $9.9 million.  The increase in the cost of the loan is due to the amortization of the original issue discount.

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

During the nine month period ended July 31, 2013, the Valuation Committee increased the fair value of the preferred stock by approximately $423,000.

At July 31, 2013, the Company’s investment in RuMe consisted of 999,999 shares of common stock with a cost basis and fair value of approximately $160,000 and 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.8 million.

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

During the nine month period ended July 31, 2013, the Valuation Committee increased the fair value of the common equity interest by approximately $8.9 million.

At July 31, 2013, the Company’s common equity interest in Security Holdings had a cost basis of approximately $40.2 million and a fair value of approximately $32.9 million.

Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2012, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of $7.9 million.

During the nine month period ended July 31, 2013, the Valuation Committee decreased the fair value of the common equity interest by approximately $1.3 million.

At July 31, 2013, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of approximately $6.6 million.

Christopher Sullivan, a representative of the Company, serves as a director of SGDA Europe.

SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH

SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.

At October 31, 2012 and July 31, 2013, the Company’s investment in SGDA consisted of a term loan with an outstanding balance and cost basis of approximately $6.5 million.  The term loan bears annual interest at 7.0% and matures on August 31, 2014.  The term loan was fair valued at approximately $6.5 million.

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

During the nine month period ended July 31, 2013, the Valuation Committee increased the fair value of the common stock by $16,000.

At July 31, 2013, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $1.3 million.  The guarantee for Tekers had a commitment of 75,000 euros at July 31, 2013, equivalent to approximately $99,000.  This guarantee was taken into account in the valuation of Tekers.

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

On February 13, 2013, the Company announced the signing of a definitive agreement to sell Summit to an affiliate of One Rock Capital Partners, LLC, subject to regulatory approvals, which were received on February 25, 2013, and the satisfaction of other customary closing conditions, including an escrow.  Prior to the completion of the transaction, the Company and other existing Summit shareholders purchased SCSD from Summit.  The Company invested approximately $5.5 million for 784 shares of class B common stock.  SCSD provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.  On March 29, 2013, the Company received gross equity proceeds of approximately $66.3 million, resulting in a realized gain of approximately $49.7 million from the transaction, a $3.8 million premium to the last reported fair market value placed on Summit by the Company’s Valuation Committee as of January 31, 2013.  The $66.3 million of proceeds includes approximately $6.3 million held in escrow, which had a fair value of approximately $5.7 million as of July 31, 2013.  The decrease in the escrow fair value of approximately $600,000 was recorded as a realized loss.  Also, as part of the sale, the $12.1 million second lien loan to Summit was repaid in full including all accrued interest.  The Company then provided Summit with a $22.0 million second lien loan with an annual interest rate of 14% and a maturity date of October 1, 2018.

At July 31, 2013, the Company’s second lien loan had an outstanding balance, cost basis and a fair value of approximately $22.6 million.  The increase in cost and fair value of the loan is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

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

On June 10, 2013, Teleguam repaid its $7.0 million second lien loan in full including all accrued interest.

At July 31, 2013, the Company no longer held an investment in Teleguam.

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

During the nine month period ended July 31, 2013, the Valuation Committee increased the fair value of the membership interest by $592,000.

At July 31, 2013, the mezzanine loan had an outstanding balance, cost basis and a fair value of approximately $8.4 million.  The junior revolving note had an outstanding balance and fair value of $1.0 million.  The membership interest has a cost of approximately $3.5 million and a fair value of approximately $3.5 million.  The warrants had a cost of $0 and a fair value of $0.

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

During the nine month period ended July 31, 2013, the Company received dividends from U.S. Gas of approximately $7.6 million, including a $2.9 million distribution received on July 24, 2013, representing a 25% increase over prior quarterly distributions.  The Company anticipates receiving dividends from U.S. Gas for as long as it maintains its equity investment in U.S. Gas, and its cash flows can support the dividend. Each quarterly dividend must be approved by U.S. Gas’s board of directors and be permissible under its gas and electric supply credit agreement.

During the nine month period ended July 31, 2013, the Valuation Committee increased the fair value of the convertible Series I preferred stock by approximately $11.6 million.

At July 31, 2013, the second lien loan had an outstanding balance, cost basis and a fair value of approximately $10.0 million.  The increases in the outstanding balance, cost and fair value of the loan are due to the amortization of loan origination fees and the capitalization of “payment in kind” interest.  These increases were approved by the Company’s

Valuation Committee.  The convertible Series I preferred stock had a fair value of approximately $92.7 million and a cost of $500,000 and the convertible Series J preferred stock had a cost and fair value of $0.

Puneet Sanan and Peter Seidenberg, representatives of the Company, serve as Chairman and director, respectively, of U.S. Gas and Warren Holtsberg, a director of the Company, also serves as a director of U.S. Gas.

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

At July 31, 2013, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost and fair value of approximately $5.5 million.

Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of SCSD.

Velocitius B.V.

Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.

At October 31, 2012, the Company’s investment in Velocitius consisted of an equity investment with a cost of $11.4 million and a fair value of $21.7 million.

During the nine month period ended July 31, 2013, the Valuation Committee decreased the fair value of the equity investment by approximately $2.4 million.

At July 31, 2013, the equity investment in Velocitius had a cost of approximately $11.4 million and a fair value of approximately $19.3 million.

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

During the nine month period ended July 31, 2013, the Valuation Committee increased the fair value of the common stock by approximately $4.1 million.

Also, during the nine month period ended July 31, 2013, the maturity date of the note was extended to April 29, 2015.

At July 31, 2013, the Company’s investment in Vestal consisted of a senior subordinated promissory note and 81,000 shares of common stock.  The senior subordinated note had an outstanding balance, cost, and fair value of $600,000.  The 81,000 shares of common stock had a cost basis of approximately $1.9 million and a fair value of $9.8 million.

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

At July 31, 2013, the Company had investments in portfolio companies totaling $416.4 million.  Also, at July 31, 2013, the Company had investments in unrestricted cash and cash equivalents totaling approximately $94.6 million.  The Company also had approximately $6.7 million in restricted cash and cash equivalents related to the project guarantee for Security Holdings.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the nine month period ended July 31, 2013, the Company made four new investments, committing capital totaling approximately $46.9 million.  The investments were made in Summit ($22.0 million), SCSD ($5.5 million), Prepaid Legal ($9.9 million) and Biogenic ($9.5 million).

During the nine month period ended July 31, 2013, the Company made six follow-on investments into four existing portfolio companies totaling approximately $32.3 million.  On November 26, 2012, the Company loaned an additional $8.0 million to JSC Tekers, increasing the secured loan amount to $12.0 million.  The interest rate remains at 8% per annum and the maturity date was extended to December 31, 2014.  On December 14, 2012 and April 9, 2013, the Company loaned an additional $500,000 and $75,000, respectively, to Biovation, increasing the loan amount to approximately $2.1 million. The Company also received a warrant at no cost. The Company allocated a portion of the cost basis of the additional $500,000 loan to the warrant at the time the investment was made. On February 15, 2013 and May 7, 2013, the Company contributed a total of approximately $1.1 million to the PE Fund related to expenses and an additional investment in Plymouth Rock Energy, LLC.  As of July 31, 2013, the PE Fund has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc.  On June 11, 2013, the Company invested $22.6 million in Ohio Medical in the form of 7,477 shares of series C convertible preferred stock.  This follow-on investment replaced the guarantee the Company had with Ohio Medical.  The guarantee is no longer a commitment of the Company.

Current commitments include:

Commitments of the Company:

At July 31, 2013, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at July 31, 2013
Turf	$1.0 million	$1.0 million
MVC Private Equity Fund LP	$20.1 million	$9.3 million
Total	$21.1 million	$10.3 million

Guarantees:

As of July 31, 2013, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at July 31, 2013
MVC Automotive	$5.3 million	—
Tekers	$99,000	—
Total	$5.4 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At July 31, 2013, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be $0.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee had a commitment of approximately 75,000 euros at July 31, 2013, equivalent to approximately $99,000.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.3 million at July 31, 2013) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of July 31, 2013 is approximately 7.3 million Euro (equivalent to approximately $9.7 million).

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note.  The note bears annual interest at 6.0% and expires on January 31, 2014.  On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note.  At July 31, 2013, the outstanding balance of the secured junior revolving note was $1.0 million.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of July 31, 2013, $9.3 million of the Company’s commitment was contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet.  This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, as part of Ohio Medical’s refinancing of their debt, the Company agreed to guarantee a series B preferred stock tranche of equity with a 12% coupon for the first 18 months it is outstanding.  After that initial period, the rate increases by 400bps to 16% for the next 6 months and increases by 50 bps (.5%) each 6 month period thereafter.  This guarantee required the Company to assume this tranche of the Series B preferred stock if the Company was able to make Non-Diversified Investments.  As mentioned above, the guarantee is no longer a commitment of the Company.

Commitments of the Company

Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers, which has since been amended and restated (the “Advisory Agreement”), and described in Note 10 of the consolidated financial statements, “Management”, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space.  The Company’s offices continue to be located on the second floor of 287 Bowman Avenue, Purchase, New York 10577.

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

On February 19, 2013, the Company sold $70.0 million of Senior Notes in a public offering.  The Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Senior Notes will bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year, beginning April 15, 2013.  The Company had also granted the underwriters a 30-day option to purchase up to an additional $10.5 million of Senior Notes to cover overallotments.  The additional $10.5 million in principal was purchased and the total principal amount of the Senior Notes totaled $80.5 million.  The net proceeds to the Company from the sale of the Senior Notes, after offering expenses, were approximately $77.4 million.  The offering expenses incurred are amortized over the term of the Senior Notes.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.

As of July 31, 2013, the total outstanding amount of the Senior Notes was approximately $114.4 million and the market value was approximately $115.8 million. The market value of the Senior Notes is based on the closing price of the security as of July 31, 2013 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). During the nine month period ended July 31, 2013, the Company’s net borrowings on Credit Facility II were $50.0 million.  Credit Facility II will be used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid a closing fee, legal and other costs associated with this transaction.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

The Company enters into contracts with Portfolio Companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On August 1, 2013, Custom Alloy made a principal payment of approximately $968,000 on its loan.

On August 2, 2013, the Company sold the U.S. Treasury Note held at July 31, 2013 for a realized gain of approximately $337,000.

On August 2, 2013, the Company invested $133,000 into MVC Automotive in the form of additional common equity interest.

On August 2, 2013, the Company loaned $425,000 to Biovation, increasing the outstanding bridge loan amount to $2.5 million and extending the maturity date to August 31, 2014.

On August 13, 2013, the Company loaned Morey’s Seafood International LLC, a manufacturer, marketer and distributor of fish and seafood products, $8.0 million in the form of a second lien loan with an annual interest rate of 10% and a maturity date of August 12, 2018.

On August 21, 2013, the Company repaid Credit Facility II in full, including accrued interest.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables, which represent approximately 72.39% of the Company’s total assets at July 31, 2013.  As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At July 31, 2013, approximately 72.39% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries.  As of July 31, 2013, the fair value of our largest investment, U.S. Gas, comprised 26.1% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must satisfy tests concerning the sources of our income, the nature and diversification of our assets and the amounts we distribute to our shareholders.  We may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualification as a RIC.  In particular, to qualify as a RIC, at least 50% of our assets must be in the form of cash and cash items, Government securities, securities of other RICs, and other securities that represent not more than 5% of our total assets and not more than 10% of the outstanding voting securities of the issuer.  We have from time to time held a significant portion of our assets in the form of securities that exceed 5% of our total assets or more than 10% of the outstanding voting securities of an issuer, and compliance with the RIC requirements limits us from making additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of the issuer.  Thus, compliance with the RIC requirements may hinder our ability to take advantage of investment opportunities believed to be attractive, including potential follow-on investments in certain of our portfolio companies.  Furthermore, as a result of the foregoing restrictions, the Board has approved an amended policy for the allocation of investment opportunities, which requires TTG Advisers to give first priority to the PE Fund for all equity investments that would otherwise be Non-Diversified Investments for the Company.

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

At October 31, 2012, the Company had unused net realized losses of approximately $45.1 million and net unrealized losses of $19.5 million associated with Legacy Investments.  Since the Company’s realized losses were not entirely offset by realized gains during the nine month period ended July 31, 2013, the Company will be able to utilize them as capital loss carryforwards in the future.  If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.  The Regulated Investment Company Modernization Act of 2010, which was enacted on December 22, 2010, changed various technical rules governing the tax treatment of regulated investment companies, including the treatment of capital loss carryforwards.  Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

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

(b)                                 There have been no changes in our internal controls over financial reporting that occurred during the nine month period ended July 31, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the quarter ended July 31, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

ITEM 6. EXHIBITS

(a)                                 Exhibits

Exhibit No.	Exhibit

10(a)	Credit Agreement between MVC Capital Inc. and Branch Banking and Trust Company.

10(b)	Amended and Restated Custody Agreement between MVC Capital, Inc. and Branch Banking and Trust Company.

20	Semi-Annual Letter to Shareholders (Incorporated by reference to Exhibit 20.01 filed with the Company’s Current Report on Form 8-K (File No. 814-00201) filed on July 18, 2013).

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

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

Date: September 9, 2013
/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: September 9, 2013
/s/ Peter Seidenberg
Peter Seidenberg

In the capacity of the officer who performs the functions of Principal Financial Officer.