Form 10-K
period 2013-10-31
MVC CAPITAL, INC.
filed 2014-01-13
CIK 1099941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed fiscal second quarter: $265,904,936 computed on the basis of $12.99 per share, closing price of the common stock on the New York Stock Exchange (the “NYSE”) on April 30, 2013.  For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

There were 22,617,688 shares of the registrant’s common stock, $.01 par value, outstanding as of January 13, 2014.

Document Incorporated by Reference:

Proxy Statement for the Company’s Annual Meeting of Shareholders 2014, incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

MVC Capital, Inc.
(A Delaware Corporation)
Index

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

ITEM 1.                                                BUSINESS

GENERAL

MVC Capital, Inc. is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  MVC Capital provides equity and debt investment capital to fund growth, acquisitions and recapitalizations of small and middle-market companies in a variety of industries primarily located in the United States. Our investments can take the form of senior and subordinated loans, common and preferred stock and warrants or rights to acquire equity interests, or convertible securities, among other instruments. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MVC.” Effective November 1, 2006, the Company has been externally managed by The Tokarz Group Advisers LLC (“TTG Advisers”) pursuant to an Amended and Restated Investment Advisory and Management Agreement (the “Advisory Agreement”).  Our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), last approved the renewal of the Advisory Agreement at their in-person meeting held on October 29, 2013.

Fiscal year 2013 represented a very positive year in which we sold our 2nd largest portfolio company for a realized gain of approximately $49.5 million and continued to increase our liquidity.  We also allocated capital at a deliberate pace into new opportunities while continuing to support our existing portfolio companies.  The Company made six new investments in Summit Research Labs, Inc. (“Summit”) ($22.0 million), U.S. Spray Drying Holding Company (“SCSD”) ($5.5 million), Prepaid Legal Services, Inc. (“Prepaid Legal”) ($9.9 million), Advantage Insurance Holdings LTD (“Advantage”) ($7.5 million), Morey’s Seafood International LLC (“Morey’s”) ($8.0 million) and Biogenic Reagents (“Biogenic”) ($9.5 million) and nine follow-on investments in the following five existing portfolio companies: MVC Private Equity Fund L.P. (“MVC PE Fund”), JSC Tekers Holdings (“JSC Tekers”), Biovation Holdings,

Inc. (“Biovation”), Ohio Medical Corporation (“Ohio Medical”) and MVC Automotive Group B.V. (“MVC Automotive”).  The total capital committed in fiscal year 2013 was $95.7 million compared to $11.3 million and $43.2 million in fiscal years 2012 and 2011, respectively.

The fiscal year 2012 two new investments were in Freshii USA, Inc. (“Freshii”) and Biovation and the nine follow-on investments were in five existing portfolio companies: MVC Partners, LLC (“MVC Partners”) Limited Partnership interest, MVCFS’ General Partnership interest, Centile Holdings B.V. (“Centile”), SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH (“SGDA”) and SHL Group Limited.

The fiscal year 2011 new investments were in Octagon High Income Cayman Fund Ltd. (“Octagon Fund”), JSC Tekers, Teleguam Holdings, LLC (“Teleguam”), Pre-Paid Legal, RuMe, Inc. (“RuMe”) and Centile.  The seven follow-on investments were made in the following four portfolio companies: Harmony Health & Beauty, Inc. (“HH&B”), SGDA Europe B.V. (“SGDA Europe”), NPWT Corporation (“NPWT”) and Security Holdings B.V. (“Security Holdings”).

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

We are working on an active pipeline of potential new investment opportunities. Our equity and loan investments will generally range between $3.0 million and $25.0 million each, though we may occasionally invest smaller or greater amounts of capital depending upon the particular investment. While the Company does not adhere to a specific equity and debt asset allocation mix, no more than 25% of the value of our total assets may be invested in the securities of one issuer (other than U.S. government securities), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses as of the close of each quarter. Our portfolio company investments are typically illiquid and are made through privately negotiated transactions. We generally seek to invest in companies with a history of strong, predictable, positive EBITDA (net income before net interest expense, income tax expense, depreciation and amortization).  More recently, the Company has been focusing its strategy more on yield generating investments, which can include, but not limited to senior and subordinated loans, convertible debt, common and preferred equity with a coupon or liquidation preference and warrants or rights to acquire equity interests.

Our portfolio company investments currently consist of common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans and convertible securities. At October 31, 2013, the value of our investments in portfolio companies was approximately $440.3 million and our gross assets were approximately $586.8 million compared to the value of investments in portfolio companies of approximately $404.2 million and gross assets of approximately $456.4 million at October 31, 2012.

We expect that our investments in senior loans and subordinated debt will generally have stated terms of three to ten years. However, there are no constraints on the maturity or duration of any security the Company acquires. Our debt investments are not, and typically will not be, rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by Standard & Poor’s). In addition, we may invest without limit in non-rated or debt of any rating,  by any rating organization.

On July 16, 2004, the Company formed a wholly-owned subsidiary, MVC Financial Services, Inc. (“MVCFS”). MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Company and the Company’s portfolio companies.  The Company does not hold MVCFS for investment purposes. The results of MVCFS are consolidated into the Company and all inter-company accounts have been eliminated in consolidation.  On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments.  The results of MVC Cayman are also consolidated into the Company. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.

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

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments, U.S. Government issued securities, or held in cash in interest bearing accounts. As of October 31, 2013, the Company’s investments in short-term securities, U.S. Government issued securities and cash and cash equivalents were valued at $130.9 million. Of the $130.9 million in cash and cash equivalents, approximately $6.8 million was restricted cash, relating to the Company’s agreement to collateralize a letter of credit being used as collateral for a project guarantee for Security Holdings.

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

Mr. Tokarz and his team managed the Company under an internal structure through October 31, 2006. On September 7, 2006, the shareholders of the Company approved the Advisory Agreement (with over 92% of the votes cast on the agreement voting in its favor) that provided for the Company to be externally managed by TTG Advisers. The agreement took effect on November 1, 2006. TTG Advisers is a registered investment adviser that is controlled by Mr. Tokarz. All of the individuals (including the Company’s investment professionals) that had been previously employed by the Company as of the fiscal year ended October 31, 2006 became employees of TTG Advisers.  The Company’s investment strategy and selection process has remained the same under the externalized management structure.  Our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), last approved a renewal of the Advisory Agreement at their in-person meeting held on October 29, 2013.

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

Our Investment Strategy

On November 6, 2003, Mr. Tokarz assumed his current positions as Chairman and Portfolio Manager.  We seek to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries. The investments can include common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. During the fiscal year ended October 31, 2013, the Company made six new investments and nine follow-on investments in five existing portfolio companies, committing a total of $95.7 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of

October 31, 2013, 1.2% of our assets consisted of investments made by the Company’s former management team pursuant to the prior investment objective (the “Legacy Investments”). We are, however, managing these Legacy Investments to try and realize maximum returns. At October 31, 2013, the fair value of portfolio investments of the Legacy Investments was $7.0 million.  We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

Our new portfolio investments are made pursuant to our current objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income. Under our investment approach, we have the authority to invest, without limit, in any one portfolio company, subject to any diversification limits that may be required in order for us to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  Presently due to our asset growth and composition, compliance with the RIC requirements limits our ability to make additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of an issuer (“Non-Diversified Investments”).

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s).  In fact, during fiscal year 2006, we established MVC Partners for this purpose.  Furthermore, the Board of Directors authorized the establishment of the MVC Private Equity Fund, L.P. (“PE Fund”), for which an indirect wholly-owned subsidiary of the Company serves as the GP.  On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund closed on approximately $104 million of capital commitments.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is restricted in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies.  Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a Portfolio Company on the Consolidated Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

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

As of October 31, 2013, October 31, 2012 and October 31, 2011, the fair value of the invested portion (excluding cash, escrow receivables and short-term securities) of our net assets as a percentage consisted of the following:

	Fair Value as a Percentage of Our Net Assets
Type of Investment	As of October 31, 2013	As of October 31, 2012	As of October 31, 2011
Senior/Subordinated Loans and credit facilities	28.75%	23.18%	20.40%
Common Stock	4.98%	18.05%	22.41%
Warrants	0.06%	0.01%	0.00%
Preferred Stock	45.83%	35.77%	34.89%
Guarantees	0.00%	(.21)%	0.00%
Other Equity Investments	32.26%	27.90%	30.09%

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments, U.S. Government issued securities, or held in cash in an interest bearing account. As of October 31, 2013, these investments were valued at approximately $130.9 million or 33.3% of net assets.

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

•                   Yield potential offered by an investment in such company.

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

•                                          Investment banks;

•                                          Industry executives;

•                                          Business brokers;

•                                          Merger and acquisition advisors;

•                                          Financial services companies; and

•                                          Banks, law firms and accountants.

Allocation of Investment Opportunities.  In allocating investment opportunities, TTG Advisers adheres to the following policy, which was approved by the Board of Directors: TTG Advisers will give the Company priority with respect to all investment opportunities in (i) mezzanine and debt securities and (ii) equity or other “non-debt” investments that are (a) expected to be equal to or less than the lesser of 10% of the Company’s net assets or $25.0 million, and (b) issued by U.S. companies with less than $150.0 million in revenues during the prior twelve months.  However, as a result of the PE Fund’s close, the PE Fund will now receive a priority allocation of all equity investments that would otherwise be Non-Diversified Investments for the Company, which will terminate on the deployment of 80% of the committed capital of the PE Fund.

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

Our senior, subordinated and mezzanine debt investments are tailored to the facts and circumstances of the deal. The specific structure is negotiated over a period of several weeks and is designed to seek to protect our rights and manage our risk in the transaction. We may structure the debt instrument to require restrictive affirmative and negative covenants, default penalties, lien protection, equity calls, take control provisions and board observation. Our debt investments are not, and typically will not be, rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade quality (rated lower than “Baa3” by Moody’s or lower than “BBB—” by Standard & Poor’s, commonly referred to as “junk bonds”).

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

•                   Mr. Tokarz approves the transaction; and

•                   The investment is funded.

Employees

Upon the effectiveness of the Advisory Agreement on November 1, 2006, the Company no longer has any direct employees.  TTG Advisers employs 21 individuals, including investment and portfolio management professionals, operations professionals and administrative staff.

OPERATING EXPENSES

During the fiscal year ended October 31, 2013, the Company bore the costs relating to the Company’s operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; NYSE fees; management fee; incentive fee, if applicable; travel and due diligence costs related to investments; custodian fees and other extraordinary or nonrecurring expenses and other expenses properly payable by the Company.  It should be noted that the Company and TTG Advisers had entered into an agreement pursuant to which TTG Advisers would absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio to 3.5% in each of the 2009 and 2010 fiscal years (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets).  On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012 and 2013 fiscal years.  The Company and the Adviser have agreed to continue the expense cap into fiscal year 2014, though they may determine to revise the present calculation methodology later in the year.  For fiscal year 2013, the Company’s expense ratio was 3.04% (taking into account the same exclusions as those applicable to the expense cap).  On the same basis, for fiscal years 2012 and 2011, the expense ratios were 2.95% and 3.18%, respectively.  For the 2014, 2013, 2012 and 2011 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds or the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.

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

Pursuant to our Valuation Procedures, the Valuation Committee (which is comprised of three Independent Directors) determines fair values of Portfolio Company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). In doing so, the Committee considers the recommendations of TTG Advisers.  Any changes in valuation are recorded in the consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

Currently, our NAV per share is calculated and published on a quarterly basis.  The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.  Fair values of foreign investments reflect exchange rates, as applicable, in effect on the last business day of the quarter end.  Exchange rates fluctuate on a daily basis, sometimes significantly.  Exchange rate fluctuations following the most recent fiscal year end are not reflected in the valuations reported in this Annual Report.  See Item 1A Risk Factor, “Investments in foreign debt or equity may involve significant risks in addition to the risks inherent in U.S. investments.”

At October 31, 2013, approximately 76.09% of total assets represented investments in portfolio companies and escrow receivables recorded at fair value (“Fair Value Investments”).

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

Our investments are carried at fair value in accordance with the 1940 Act and ASC 820. Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At October 31, 2013, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

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

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies. ASU 2013-08 provides clarifying guidance to determine if an entity qualifies as an investment company. ASU 2013-08 also requires an investment company to measure non-controlling interests in other investment companies at fair value. The following disclosures will also be required upon adoption of ASU 2013-08: (i) whether an entity is an investment company and is applying the accounting and reporting guidance for investment companies; (ii) information about changes, if any, in an entity’s status as an investment company; and (iii) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The requirements of ASU 2013-08 were effective for the Company beginning in the first quarter of 2014. These updates had no impact on the Company’s financial condition or results of operations.

Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At October 31, 2013, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

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

For loans and debt securities of non-Control Companies (for which the Valuation Committee has identified the hypothetical secondary market as the principal market), the Valuation Committee determines fair value based on the assumptions that a hypothetical market participant would use to value the security in a current hypothetical sale using a market yield (“Market Yield”) valuation methodology.  In applying the Market Yield valuation methodology, the Valuation Committee determines the fair value based on such factors as third party broker quotes (if available) and market participant assumptions, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.

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

For the Company’s or its subsidiary’s investment in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the “GP”) of the PE Fund, the Valuation Committee relies on the GP’s determination of the fair value of the PE Fund which will be generally valued, as a practical expedient, utilizing the net asset valuations provided by the GP, which will be made:  (i) no less frequently than quarterly as of the Company’s fiscal quarter end and (ii) with respect to the valuation of PE Fund investments in portfolio companies, will be based on methodologies consistent with those set forth in the Company’s valuation procedures.  In making its determinations, the GP considers and generally relies on TTG Advisers’ recommendations.  The determination of the net asset value of the Company’s or its subsidiary’s investment in the PE Fund will follow the methodologies described for valuing interests in private investment funds (“Investment Vehicles”) described below.  Additionally, when both the Company and the PE Fund hold investments in the same portfolio company, the GP’s Fair Value determination shall be based on the Valuation Committee’s determination of the Fair Value of the Company’s portfolio security in that portfolio company.

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

Interest income, adjusted for amortization of premium and accretion of discount on a yield to maturity methodology, is recorded on an accrual basis to the extent that such amounts are expected to be collected.  Origination and/or closing fees associated with investments in portfolio companies are recorded as income at the time the investment is made.  Upon the prepayment of a loan or debt security, any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans when received.  Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that the Company expects to collect such amounts.

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

Escrows from the sale of a portfolio company are generally valued at an amount, which may be expected to be received from the buyer under the escrow’s various conditions and discounted for both risk and time.

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

JP Morgan Chase Bank, N.A. (“JP Morgan”) and Branch Banking and Trust Company (“BB&T”) also serve as custodians for certain securities and other assets of the Company.  The principal business office of JP Morgan is 270 Park Avenue, New York, NY 10017 and the principal office of BB&T is 200 West 2nd Street, Winston Salem, North Carolina 27101.

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

We and TTG Advisers maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel.  The code of ethics generally does not permit investment by our employees in securities that may be purchased or are held by us.  You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on operations of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC Internet site at http://www.sec.gov.  You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing to the SEC’s Public Reference Section, 100 F Street, NE, Washington, D.C. 20549.  The code of ethics is also posted on our website at http://www.mvccapital.com.

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

Past performance of the private equity industry is not necessarily indicative of that sector’s future performance, nor is it necessarily a good proxy for predicting the returns of the Company. We cannot guarantee that we will meet or exceed the rates of return historically realized by the private equity industry as a whole. Additionally, our overall returns are impacted by certain factors related to our structure as a publicly-traded business development company, including:

•                   The substantially lower return we are likely to realize on short-term liquid investments during the period in which we are identifying potential investments, and

•                   The periodic disclosure required of business development companies, which could result in the Company being less attractive as an investor to certain potential portfolio companies.

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

At October 31, 2013, approximately 76.09% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

At October 31, 2012, the Company had unused net realized losses of approximately $45.1 million and net unrealized losses of $19.5 million associated with Legacy Investments.  During fiscal year 2013, the Company had net realized gains of approximately $44.2 million, net of book/tax difference related to the treatment of partnership income, and as a result, the Company had approximately $906,000 in capital loss carryforwards as of October 31, 2013.  The Company also has approximately $16.8 million in unrealized losses associated with Legacy Investments.  Since the Company’s net realized losses were not entirely offset by net realized gains during the year ended October 31, 2013, the Company will be able to utilize them as capital loss carryforwards in the future.  If, over a three year period, we experience an aggregate shift of more than 50% in the ownership of our common stock attributable to transactions involving one or more “5% shareholders” (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must satisfy tests concerning the sources of our income, the nature and diversification of our assets and the amounts we distribute to our shareholders.  We may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualification as a RIC.  In particular, to qualify as a RIC, at least 50% of our assets must be in the form of cash and cash items, Government securities, securities of other RICs, and other securities that represent not more than 5% of our total assets and not more than 10% of the outstanding voting securities of the issuer.  We have from time to time held a significant portion of our assets in the form of securities that exceed 5% of our total assets or more than 10% of the outstanding voting securities of an issuer, and compliance with the RIC requirements currently limits us from making investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of the issuer.  Thus, compliance with the RIC requirements may hinder our ability to take advantage of investment opportunities believed to be attractive, including potential follow-on investments in certain of our portfolio companies.  Furthermore, as a result of the foregoing restrictions, the Board has approved an amended policy for the allocation of investment opportunities, which requires TTG

Advisers to give first priority to the PE Fund for all equity investments that would otherwise be Non-Diversified Investments for the Company.  For a further discussion of this allocation policy, please see “Our Investment Strategy - Allocation of Investment Opportunities” above.

Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock or warrants at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of the Company and its stockholders, and, if required by law or regulation, our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution.

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

We have not established a mandated minimum dividend payment level and we cannot assure you of our ability to make distributions to our shareholders in the future.

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

We have borrowed from and may continue to borrow from, and issue senior debt securities to, banks, insurance companies and other private and public lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the NAV attributable to our common stock to increase more sharply than it would had we not used leverage. Conversely, if the value of our consolidated assets decreases, leveraging would cause the NAV to decline more sharply than it otherwise would have had we not used leverage.

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

As of October 31, 2013, we had $50 million in borrowings under our short-term credit facility, Credit Facility II (as defined below).  Further, we have approximately $114.4 million in aggregate principal amount of Senior Notes (as defined below) outstanding.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” for further information on our indebtedness.

Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.  The amount of leverage that we employ at any particular time will depend on our management’s and our Board of Director’s assessments of market and other factors at the time of any proposed borrowing.  The Senior Notes and Credit Facility II impose certain financial and operating covenants that may restrict a portion of our business activities, including limitations that could hinder our ability to obtain additional financings.  A failure to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have an adverse effect on our business, financial condition or results of operations.

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

As of October 31, 2013, 1.2% of the Company’s assets were represented by Legacy Investments.  These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns.

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

Additionally, as an investment adviser, TTG Advisers has a fiduciary obligation to act in the best interests of its clients, including us.  To that end, if TTG Advisers manages any additional investment vehicles or client accounts (which includes its current management of the PE Fund), TTG Advisers will endeavor to allocate investment opportunities in a fair and equitable manner.  When the investment professionals of TTG Advisers identify an investment, they will have to choose which investment fund should make the investment.  As a result, there may be times when the management team of TTG Advisers has interests that differ from those of our shareholders, giving rise to a conflict.  In an effort to mitigate situations that give rise to such conflicts, TTG Advisers adheres to a policy (which was approved by our Board of Directors) relating to allocation of investment opportunities, which generally requires, among other things, that TTG Advisers continue to offer the Company investment opportunities in mezzanine and debt securities as well as non-control equity investments in small and middle market U.S. companies.  For a further discussion of this allocation policy, please see “Our Investment Strategy - Allocation of Investment Opportunities” above.

Our relationship with any investment vehicle we or TTG Advisers manage could give rise to conflicts of interest with respect to the allocation of investment opportunities between us on the one hand and the other vehicles on the other hand.

Our subsidiaries are authorized to and serve as a general partner or managing member to a private equity or other investment vehicle(s) (“Other Vehicles”).  We or TTG Advisers may serve as an investment manager, sub-adviser or portfolio manager to the Other Vehicles.  This raises a potential conflict of interest with respect to allocation of investment opportunities to us, on the one hand and to the Other Vehicles on the other hand.  In fact, our Board authorized the establishment of the PE Fund (See discussion on the PE Fund in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  The PE Fund has generally been given priority on all Non-Diversified Investments, which investments would otherwise have been made available to us.  (We note that the Company is restricted in its ability to make Non-Diversified Investments.)  The Board and TTG Advisers have adopted an allocation policy (described above) to help mitigate potential conflicts of interest among us and similarly managed vehicles.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries.  As of October 31, 2013, the fair value of our largest investment, U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 26.1% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.  See the risk factor below regarding the industry in which U.S. Gas operates.

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

Our investment strategy has resulted in some investments in debt or equity of foreign companies (subject to applicable limits prescribed by the 1940 Act). These risks may be even more pronounced for investments in less developed or emerging market countries.  Investing in foreign companies can expose us to additional risks not typically associated with investing in U.S. companies. These risks include exchange rates, changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility, including developing or emerging market countries.  A portion of our investments are located in countries that use the euro as their official currency.  The USD/euro exchange rate, like foreign exchange rates in general, can be volatile and difficult to predict.  This volatility could materially and adversely affect the value of the Company’s shares and our interests in affected portfolio companies.

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

ITEM 4.                                                                        (REMOVED AND RESERVED)

PART II

ITEM 5.                                                                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s shares of common stock began to trade on the NYSE on June 26, 2000, under the symbol “MVC.” The Company had 8,095 shareholders on December 3, 2013.

The following table reflects, for the periods indicated, the high and low closing prices per share of the Company’s common stock on the NYSE, by quarter.

	QUARTER ENDED	HIGH	LOW
FISCAL YEAR 2013
	10/31/13	$14.09	$12.20
	07/31/13	$13.09	$12.46
	04/30/13	$13.05	$12.06
	01/31/13	$12.40	$11.65
FISCAL YEAR 2012
	10/31/12	$12.86	$12.26
	07/31/12	$13.13	$12.33
	04/30/12	$13.30	$12.28
	01/31/12	$12.98	$11.01

PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Index for the fiscal years 2009 through 2013.  The graph assumes that, on October 31, 2008, a person invested $10,000 in each of our common stock, the S&P 500 Stock Index, and the Russell 2000 Financial Index.  The graph measures total shareholder return, which takes into account both changes in stock price and dividends.  It assumes that dividends paid are reinvested in additional shares of our common stock.  Past performance is no guarantee of future results.

Shareholder Return Performance Graph
Five-Year Cumulative Total Return1

(Through October 31, 2013)

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

Dividends and capital gain distributions, if any, are recorded on the ex-dividend date.  Dividends and capital gain distributions are generally declared and paid quarterly according to the Company’s policy established on July 11, 2005. An additional distribution may be paid by the Company to avoid imposition of federal income tax on any remaining undistributed net investment income and capital gains. Distributions can be made payable by the Company either in the form of a cash distribution or a stock dividend.  The amount and character of income and capital gain distributions are determined in accordance with income tax regulations that may

1 Total Return includes reinvestment of dividends through October 31, 2013.  Past performance is no guarantee of future results.

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

We may terminate the Plan upon providing written notice to each shareholder participating in the Plan at least 60 days prior to the effective date of such termination. We may also materially amend the Plan at any time upon providing written notice to shareholders participating in the Plan at least 30 days prior to such amendment (except when necessary or appropriate to comply with applicable law or rules and policies of the SEC or other regulatory authority). You may withdraw from the Plan upon providing notice to the Plan Agent. You may obtain additional information about the Plan from the Plan Agent.  Below is a description of our dividends declared during fiscal years 2012 and 2013:

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

For the Quarter Ended October 31, 2013

On October 14, 2013, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was payable on October 31, 2013 to shareholders of record on October 24, 2013. The total distribution amounted to $3,053,388.

During the quarter ended October 31, 2013, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 231 shares of our common stock at an average price of $13.91, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

The Company designated 64.96% of dividends declared and paid during the fiscal year ended October 31, 2013 from net operating income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate shareholders may be eligible for a dividend received deduction for certain ordinary income distributions paid by the Company. The Company designated 64.96% of dividends declared and paid during the fiscal year ended October 31, 2013 from net operating income as qualifying for the dividends received deduction.  The information necessary to prepare and complete shareholder’s tax returns for the 2013 calendar year will be reported separately on form 1099-DIV, if applicable, in January 2014.

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

PURCHASES OF COMMON STOCK

In fiscal 2013, as part of the Plan, we directed the Plan Agent to purchase a total of 1,849 shares of our common stock for an aggregate amount of approximately $23,628 in the open market in order to satisfy the reinvestment portion of our dividends.  The following chart outlines repurchases of our common stock during fiscal 2013.

Quarter Ended	Total Number of Shares Purchased	Average Price paid Per Share Including Commission
10/31/2013	231	$13.91
7/31/2013	619	$12.74
4/30/2013	271	$13.11
1/31/2013	728	$12.33

SHARE REPURCHASE PROGRAM

On July 19, 2011, the Company’s Board of Directors approved a share repurchase program authorizing up to $5.0 million for share repurchases.  No shares were repurchased under this new repurchase program as of October 31, 2012.

On April 3, 2013 the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following table represents purchases made under our stock repurchase program for the fiscal year ended October 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share including commission	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Purchased Under the Program
As of October 31, 2012	—	—	—	—
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,206
Total	1,299,294	$12.83	1,299,294	$16,673,206

ITEM 6.                                                                        SELECTED CONSOLIDATED FINANCIAL DATA

Financial information for the fiscal years ended October 31, 2013, 2012, 2011, 2010 and 2009 are derived from the consolidated financial statements, which have been audited by Ernst & Young LLP, the Company’s current independent registered public accounting firm.  Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Selected Consolidated Financial Data

	Year Ended October 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$19,622	$25,205	$11,450	$19,315	$21,755
Fee income	2,853	1,940	2,784	3,696	4,099
Fee income - asset management	1,795	2,300	396
Other income	493	442	1,341	510	255

Total operating income	24,763	29,887	15,971	23,521	26,109

Expenses:
Management fee	8,267	8,588	8,845	9,330	9,843
Portfolio fees - asset management	418	968	—	—	—
Management fee - asset management	929	757	297	—	—
Administrative	3,712	3,573	4,320	3,395	3,519
Interest and other borrowing costs	6,724	3,367	3,082	2,825	3,128
Net Incentive compensation (Note 5)	8,304	(5,937)	1,948	2,479	3,717

Total operating expenses	28,354	11,316	18,492	18,029	20,207

Total waiver by adviser	(150)	(2,554)	(251)	(150)	—

Total net operating expenses	28,204	8,762	18,241	17,879	20,207

Net operating (loss) income before taxes	(3,441)	21,125	(2,270)	5,642	5,902

Tax expense, net	4	4	14	8	1,377

Net operating (loss) income	(3,445)	21,121	(2,284)	5,634	4,525

Net realized and unrealized gain (loss):
Net realized gain (loss) on investments	43,665	(20,518)	(26,422)	32,188	(25,082)
Net unrealized (depreciation) appreciation on investments	(3,483)	(22,257)	35,677	(21,689)	34,804

Net realized and unrealized gain (loss) on investments	40,182	(42,775)	9,255	10,499	9,722

Net increase (decrease) in net assets resulting from operations	$36,737	$(21,654)	$6,971	$16,133	$14,247

Per Share:
Net increase (decrease) in net assets per share resulting from operations	$1.59	$(0.90)	$0.30	$0.66	$0.59
Dividends per share	$0.540	$0.495	$0.480	$0.480	$0.480
Balance Sheet Data:
Portfolio at value	$440,298	$404,171	$452,215	$433,901	$502,803
Portfolio at cost	371,932	332,432	358,219	375,582	422,794
Total assets	586,828	456,431	497,107	500,373	510,846
Shareholders’ equity	393,554	386,016	419,510	424,994	424,456
Shareholders’ equity per share (net asset value)	$17.40	$16.14	$17.54	$17.71	$17.47
Common shares outstanding at period end	22,618	23,917	23,917	23,991	24,297
Other Data:
Number of Investments funded in period	15	11	13	5	6
Investments funded ($) in period	$95,701	$11,300	$43,235	$8,332	$6,293
Repayment/sales in period	103,069	19,950	60,157	94,232	16,978
Net investment activity in period	(7,368)	(8,650)	(16,922)	(85,900)	(10,685)

	2013				2012				2011
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):
Total operating income	4,469	7,245	6,663	6,386	6,148	3,931	16,164	3,644	3,421	3,482	4,544	4,524
Management fee	2,221	2,101	1,865	2,080	2,027	2,127	2,177	2,257	2,155	2,183	2,022	2,485
Portfolio fees - asset management	106	103	103	106	106	338	462	62	—	—	—	—
Management fee - asset management	233	232	232	232	140	41	188	388	—	—	227	70
Administrative	1,023	897	902	890	862	971	817	923	1,105	1,049	990	1,176
Interest, fees and other borrowing costs	2,254	2,115	1,418	937	886	854	832	795	783	784	745	770
Net Incentive compensation	2,160	3,961	1,008	1,175	(1,410)	(2,415)	(175)	(1,937)	3,483	(463)	531	(1,603)
Total waiver by adviser	(37)	(38)	(37)	(38)	(38)	(37)	(2,383)	(96)	(38)	(37)	(38)	(138)
Tax expense	1	1	1	1	3	—	—	1	2	—	2	10
Net operating (loss) income before net realized and unrealized gains	(3,492)	(2,127)	1,171	1,003	3,572	2,052	14,246	1,251	(4,069)	(34)	65	1,754
Net increase (decrease) in net assets resulting from operations	3,855	18,114	7,892	6,876	(3,556)	(10,595)	1,515	(9,018)	13,282	(2,369)	2,302	(6,244)
Net increase (decrease) in net assets resulting from operations per share	0.18	0.79	0.33	0.29	(0.14)	(0.45)	0.06	(0.37)	0.56	(0.10)	0.10	(0.26)
Net asset value per share	17.40	17.36	16.56	16.29	16.14	16.42	16.99	17.04	17.54	17.10	17.32	17.33

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests and other private equity transactions, among other investments. During the fiscal year ended October 31, 2012, the Company made two new investments and made nine follow-on investments in five existing portfolio companies committing a total of $11.3 million of capital to these investments.  During the fiscal year ended October 31, 2013, the Company made six new investments and made nine follow-on investments in five existing portfolio companies committing a total of $95.7 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2013, 1.2% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

Our portfolio investments are made pursuant to our current objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income. More recently, the Company has been focusing its strategy more on yield generating investments.  Under our investment approach, we are permitted to invest, without limit, in any one portfolio company, subject to any diversification limits required in order for us to continue to qualify as a RIC under Subchapter M of the Code.  Due to our asset growth and composition, compliance with the RIC requirements limits our ability to make Non-Diversified Investments.

We participate in the private equity business generally by providing privately negotiated long-term equity and/or debt investment capital to small and middle-market companies. Our financings are generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases and/or bridge financings. We generally invest in private companies, though, from time to time, we may invest in public companies that may lack adequate access to public capital.

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s).  In fact, during fiscal year 2006, we established MVC Partners for this purpose.  Furthermore, the Board of Directors authorized the establishment of a PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP and which may raise up to $250 million.  On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund closed on approximately $104 million of capital commitments.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is restricted in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25%

of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies.  Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a Portfolio Company on the Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  There are additional disclosures resulting from this consolidation. Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

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

OPERATING INCOME

For the Fiscal Years Ended October 31, 2013, 2012 and 2011. Total operating income was $24.8 million for the fiscal year ended October 31, 2013 and $29.9 million for the fiscal year ended October 31, 2012, a decrease of $5.1 million.  Fiscal year 2012 operating income increased by $13.9 million compared to fiscal year 2011 operating income of $16.0 million.

For the Fiscal Year Ended October 31, 2013

Total operating income was $24.8 million for the year ended October 31, 2013. The decrease in operating income over the same period last year was primarily due to a decrease in dividend income and fee income from asset management partially offset by an increase in fee income and interest income from portfolio companies.  The main components of operating income for the year ended October 31, 2013, was dividend income from portfolio companies and the interest earned on loans.  The Company earned approximately $19.6 million in interest and dividend income from investments in portfolio companies.  Of the $19.6 million recorded in interest/dividend income, approximately $3.4 million was “payment in kind” interest/dividends.  The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 6% to 16%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $1.8 million and fee income from the Company’s portfolio companies of approximately $2.9 million, totaling approximately $4.7 million.  Of the $1.8 million of fee income from such asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

For the Fiscal Year Ended October 31, 2012

Total operating income was $29.9 million for the fiscal year ended October 31, 2012. The increase in operating income over the same period ended October 31, 2011 was primarily due to an increase in dividend income and fee income from asset management offset by a decrease in fees from portfolio companies and other income.  The main components of operating income for the fiscal year ended October 31, 2012, was dividend income from portfolio companies and the interest earned on loans.  The Company earned approximately $25.2 million in interest and dividend income from investments in portfolio companies, of which $12.0 million was a non-recurring dividend.  Of the $25.2 million recorded in interest/dividend income, approximately $3.1 million was “payment in kind” interest/dividends.  The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 6% to 14%, excluding those investments, which interest is being reserved against.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $2.3 million and fee income from portfolio companies of approximately $1.9 million, totaling approximately $4.2 million.  Of the $2.3 million of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

For the Fiscal Year Ended October 31, 2011

Total operating income was $16.0 million for the fiscal year ended October 31, 2011. The decrease in operating income over the same period ended October 31, 2010 was primarily due to the repayment of investments that provided the Company with current income, reserves against non-performing loans and a decrease in dividend income from the sale of portfolio companies.  The main components of operating income were the interest earned on loans and the receipt of closing, monitoring and termination fees from certain portfolio companies by the Company and MVCFS.  The Company earned approximately $11.5 million in interest and dividend income from investments in portfolio companies.  Of the $11.5 million recorded in interest/dividend income, approximately $3.2 million was “payment in kind” interest/dividends.  The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 3% to 15%, excluding those investments from which interest is being reserved against.  The Company received fee income and other income from portfolio companies and other entities totaling approximately $4.5 million.

OPERATING EXPENSES

For the Fiscal Years Ended October 31, 2013, 2012 and 2011.  Net Operating expenses were $28.2 million for the fiscal year ended October 31, 2013 and $8.8 million for the fiscal year ended October 31, 2012, an increase of $19.4 million.  Fiscal year 2012 operating expenses decreased by approximately $9.4 million compared to fiscal year 2011 operating expenses of $18.2 million.

For the Fiscal Year Ended October 31, 2013

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $28.2 million or 7.26% of the Company’s average net assets, when annualized, for the fiscal year ended October 31, 2013.  Significant components of operating expenses for the fiscal year ended October 31, 2013 were the provision for incentive compensation expense of approximately $8.3 million, management fee expense related to the Company of approximately $8.3 million, and interest and other borrowing costs of approximately $6.7 million.

The approximately $19.4 million increase in the Company’s net operating expenses for the fiscal year ended October 31, 2013 compared to the fiscal year ended October 31, 2012, was primarily due to the approximately $16.6 million increase in the estimated provision for incentive compensation expense, which includes the voluntary incentive fee waiver by TTG Advisers during the year ended October 31, 2012 and an approximately $3.4 million increase in interest and other borrowing costs which were partially offset by a decrease of approximately $300,000 in management fee expense related to the Company and a decrease of approximately $500,000 in portfolio management fees related to the PE Fund.  The portfolio fees are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2011, 2012, 2013 and 2014 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers voluntarily agreed that any assets of the Company that were invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  For fiscal year 2012 and fiscal year 2013, the Company’s expense ratio was 2.95% and 3.04%, respectively, (taking into account the same carve outs as those applicable to the expense cap).  The Company and the Adviser have agreed to continue the expense cap into fiscal year 2014, though they may determine to revise the present calculation methodology later in the year.

Pursuant to the terms of the Advisory Agreement, during the year ended October 31, 2013, the provision for incentive compensation was increased by a net amount of approximately $8.3 million to approximately $24.0 million.  The net increase in the provision for incentive compensation during the year ended October 31, 2013 reflects the Valuation Committee’s determination to increase the fair values of eleven of the Company’s portfolio investments (Custom Alloy Corporation (“Custom Alloy”), Octagon Credit Investors, LLC (“Octagon”),

MVC Automotive, Security Holdings, Turf Products LLC (“Turf”), Vestal Manufacturing Enterprises, Inc. (“Vestal”), Centile, Biovation, Prepaid Legal, U.S. Gas, and SIA Tekers Invest “Tekers”)) by a total of approximately $47.5 million and the difference between the amount received from the sale of Summit and Summit’s carrying value at January 31, 2013, which was an increase of approximately $3.6 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of eight of the Company’s portfolio investments (Ohio Medical, SGDA Europe, NPWT, Freshii, HH&B, Velocitius, RuMe and JSC Tekers) by a total of approximately $10.4 million and reflects the $84,000 realized gain related to NPWT, the $82,000 realized gain associated with the Vitality escrow and realized gains of approximately $150,000 with the repayments of the loans associated with Prepaid Legal and Teleguam.  For the year ended October 31, 2013, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 5 of our consolidated financial statements “Incentive Compensation” for more information.

For the Fiscal Year Ended October 31, 2012

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $8.8 million or 2.17% of the Company’s average net assets, when annualized, for the fiscal year ended October 31, 2012.  Significant components of operating expenses for the year ended October 31, 2012 were management fee expense totaling approximately $9.3 million, which includes management fees related to the Company of approximately $8.6 million and the PE Fund of approximately $757,000, and interest and other borrowing costs of approximately $3.4 million.

The $9.4 million decrease in the Company’s net operating expenses for the fiscal year ended October 31, 2012 compared to the fiscal year ended October 31, 2011, was primarily due to the $7.9 million decrease in the estimated provision for incentive compensation expense and the $2.3 million voluntary waiver of the income incentive fee payment, which were offset by the addition of approximately $968,000 in portfolio fees — asset management expense.  The portfolio fees are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring organization or other customary fees from any portfolio company of the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2010 through 2012 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). On October 23, 2012, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% and the Voluntary Waiver to the 2013 fiscal year.  TTG Advisers also voluntarily agreed that any assets of the Company that were invested in exchange-traded funds and the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  For fiscal year 2011 and fiscal year 2012, the Company’s expense ratio was 3.18% and 2.95%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the year ended October 31, 2012, the provision for incentive compensation was decreased by a net amount of approximately $8.3 million to approximately $15.7 million.  The net decrease in the provision for incentive compensation during the year ended October 31, 2012 reflects the Valuation Committee’s determination to decrease the fair values of eleven portfolio investments (BP Clothing LLC (“BP”), HH&B, MVC Automotive, Security Holdings, SGDA Europe, NPWT, Tekers), Velocitius B.V. (“Velocitius”), BPC II, LLC (“BPC”), Centile and Ohio Medical) by a total of $35.4 million and the dividend distribution of $12.0 million received from Summit.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of five portfolio investments (Octagon Fund, Vestal, Octagon, Turf and RuMe) by a total of approximately $5.7 million.  The Valuation Committee also increased the fair value of the Company’s escrow receivable related to Vitality Foodservice, Inc. (“Vitality”) by $130,000.  For the year ended October 31, 2012, a provision of approximately $2.3 million was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate for the quarter ended April 30, 2012.  TTG Advisers has voluntarily agreed to waive the income-related incentive fee payment of approximately $2.3 million that the Company would otherwise be obligated to pay to TTG Advisers under the Advisory Agreement.  Please see Note 5 of our consolidated financial statements “Incentive Compensation” for more information.

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

The $300,000 increase in the Company’s operating expenses for the fiscal year ended October 31, 2011 compared to the fiscal year ended October 31, 2010, was primarily due to the increases in interest and other borrowing costs, legal and other expenses totaling approximately $1.0 million offset by the decreases in management fee and the estimated provision for incentive compensation expense of approximately $700,000.  For the 2010 and 2011 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). On October 26, 2010, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% to the 2011 fiscal year.  On October 25, 2011, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% and the Voluntary Waiver to the 2012 fiscal year.  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  For fiscal year 2010 and fiscal year 2011, the Company’s expense ratio was 2.95% and 3.18%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2011, the provision for incentive compensation was increased by a net amount of approximately $1.9 million to approximately $23.9 million.  The increase in the provision for incentive compensation during the fiscal year ended October 31, 2011 reflects both increases and decreases by the Valuation Committee in the fair values of certain portfolio companies.  The provision also reflects the sale of the SPDR Barclays Capital High Yield Bond Fund and the iShares S&P U.S. Preferred Stock Index Fund for a realized gain of approximately $106,000, realized gains of approximately $55,000 and $317,000 from the Octagon Fund and LHD Europe Holding, Inc. (“LHD Europe”), respectively, and a realized loss from the sale of HuaMei Capital Company, Inc. (“HuaMei”) of $2.0 million.  Specifically, it reflects the Valuation Committee’s determination to increase the fair values of six of the Company’s portfolio investments (Summit, SHL Group Limited, Security Holdings, Total Safety U.S., Inc. (“Total Safety”), U.S. Gas, and Velocitius) by a total of approximately $39.7 million.  The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions, which were treated as a return of capital.  The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (BP, Ohio Medical common and preferred stock, MVC Automotive, HuaMei, Tekers, Octagon Fund, NPWT, SGDA Europe, Vestal and HH&B) by a total of $32.1 million.  During the fiscal year ended October 31, 2011, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate. Please see Note 5 of our consolidated financial statements “Incentive Compensation” for more information.

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Fiscal Years Ended October 31, 2013, 2012 and 2011. Net realized gains for the fiscal year ended October 31, 2013 were $43.7 million and net realized losses for the fiscal year ended October 31, 2012 were $20.5 million, an increase of approximately $64.2 million.  Net realized losses for the fiscal year ended October 31, 2011 were $26.4 million.

For the Fiscal Year Ended October 31, 2013

Net realized gains for the year ended October 31, 2013 were approximately $43.7 million.  The significant components of the Company’s net realized gains for the year ended October 31, 2013 were primarily due to the realized gain on Summit and the realized losses on Lockorder Limited and DPHI, Inc. (both were Legacy Investments).

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

On February 13, 2013, the Company announced the signing of a definitive agreement to sell Summit to an affiliate of One Rock Capital Partners, LLC, subject to regulatory approvals, which were received on February 25, 2013, and the satisfaction of other customary closing conditions, including an escrow.  Prior to the completion of the transaction, the Company and other existing Summit shareholders purchased SCSD from Summit.  The Company invested approximately $5.5 million for 784 shares of class B common stock.  SCSD provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.  On March 29, 2013, the Company received gross equity proceeds of approximately $66.3 million, resulting in a realized gain of approximately $49.5 million from the transaction, a $3.6 million premium to the last reported fair market value placed on Summit by the Company’s Valuation Committee as of January 31, 2013.  The $66.3 million of proceeds included approximately $6.3 million held in escrow, which had a fair value of approximately $5.9 million as of October 31, 2013.  The decrease in the escrow fair value of approximately $400,000 was recorded as a realized loss.

On February 27, 2013, the Company realized a loss of approximately $4.5 million on the 602,131 preferred shares of DPHI, Inc., a Legacy Investment formerly DataPlay, Inc., which had a fair value of $0.

On May 31, 2013, the Company recorded a realized gain of approximately $82,000 associated with the Vitality escrow.

During the year ended October 31, 2013, the Company recorded a realized gain of approximately $150,000 with the repayments of the loans associated with Prepaid Legal and Teleguam.

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

On October 31, 2012, the Company realized a loss of approximately $3.2 million on GDC because GDC was no longer doing business due to alleged accounting discrepancies, which resulted in an investigation by the U.S. Department of Justice.

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

On January 25, 2011, the Company sold its common stock in LHD Europe, and received approximately $542,000 in proceeds, which resulted in a realized gain of approximately $317,000.

On August 1, 2011, as part of a restructuring of the Company’s investment in HuaMei, the Company sold its shares to HuaMei, resulting in a realized loss of $2.0 million.

On August 31, 2011, Sonexis, Inc., a Legacy Investment, completed the dissolution of its operations and the sales of its assets.  The Company realized a loss of $10.0 million as a result of this dissolution.

During the fiscal year ended October 31, 2011, the Company received distributions from Octagon Fund of approximately $55,000 that were treated as realized gains.

During the fiscal year ended October 31, 2011, the Company sold its shares in the SPDR Barclays Capital High Yield Bond Fund and the iShares S&P U.S. Preferred Stock Index Fund, which resulted in a realized gain of approximately $106,000.

UNREALIZED APPRECIATION AND DEPRECIATION ON PORTFOLIO SECURITIES

For the Fiscal Years Ended October 31, 2013, 2012 and 2011. The Company had a net change in unrealized depreciation on portfolio investments of $3.5 million for the fiscal year ended October 31, 2013 and $22.3 million for the fiscal year ended October 31, 2012, a decrease of $18.8 million.  The Company had a net change in unrealized appreciation on portfolio investments of $35.7 million for the fiscal year ended October 31, 2011.

For the Fiscal Year Ended October 31, 2013

The Company had a net change in unrealized depreciation on portfolio investments of approximately $3.5 million for the year ended October 31, 2013.  The change in unrealized depreciation for the year ended October 31, 2013 primarily resulted from the reclassification from unrealized appreciation to realized gain caused by the sale of Summit of $46.5 million and the Valuation Committee’s decision to decrease the fair value of the Company’s investments in Ohio Medical Preferred stock by $6.5 million, SGDA Europe equity interest by approximately $1.2 million, NPWT preferred and common stock by a total of approximately $205,000, Freshii warrant by approximately $15,000, HH&B common stock by $100,000, Velocitius equity interest by approximately $1.9 million, JSC Tekers secured loan by $1.0 million, RuMe preferred stock by $327,000, Foliofn preferred stock by $3.8 million and the Biovation warrant by $87,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee that had a net change of $825,000.  These changes in unrealized depreciation were off-set by the reclassification from unrealized depreciation to realized losses caused by Lockorder Limited and DPHI, Inc., Legacy Investments, totaling approximately $6.5 million and the Valuation Committee determinations to increase the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $44,000 and series B preferred stock by approximately $10.0 million, Octagon equity interest by $450,000, Pre-Paid Legal term loans A and B by a total of approximately $119,000, Pre-Paid Legal second lien term loan by approximately $144,000, MVC Automotive equity interest by approximately $3.7 million, Security Holdings equity interest by approximately $12.2 million, Turf equity interest by $592,000, Vestal common stock by approximately $6.8 million, U.S. Gas convertible series I preferred stock by $11.6 million, Centile equity interest by $1.6 million, Biovation loan by approximately $177,000, Tekers common stock by $230,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.

For the Fiscal Year Ended October 31, 2012

The Company had a net change in unrealized depreciation on portfolio investments of approximately $22.3 million for the year ended October 31, 2012.  The change in unrealized depreciation for the year ended October 31, 2012 primarily resulted from the $12.0 million cash dividend received from Summit, the reclassification from unrealized appreciation to realized gain, caused by the sale of SHL Group Limited of approximately $9.2 million and the Valuation Committee’s decision to decrease the fair values of the Company’s investments in BP term loan A by $100,000, HH&B common stock by $900,000, MVC Automotive equity interest by approximately $8.9 million, SGDA Europe equity interest by approximately $2.6 million, Security Holdings equity interest by approximately $9.2 million, BPC equity interest by $180,000, MVC Partners equity interest by approximately $1.1 million, NPWT common and preferred stock by approximately $31,000 and $560,000, respectively, Tekers common stock by $278,000, Velocitius equity interest by approximately $3.4 million, Ohio Medical preferred stock by $8.4 million, Centile equity interest by approximately $34,000 and value the liability associated with the Ohio Medical guarantee at $825,000.  These changes in unrealized depreciation were partially off-set by the reclassifications from unrealized depreciation to realized losses caused by BP, Safestone, MVC Partners and GDC of approximately $29.9 million and the Valuation Committee decision to increase the fair values of the Company’s investments in Octagon Fund by approximately $227,000, RuMe preferred stock by approximately $417,000, Turf equity interest by approximately $153,000, MVCFS’ General Partnership interest in the PE Fund by approximately $1,000, Octagon equity interest by $700,000 and Vestal common stock by approximately $4.2 million.

For the Fiscal Year Ended October 31, 2011

The Company had a net change in unrealized appreciation on portfolio investments of approximately $35.7 million for the fiscal year ended October 31, 2011.  The change in unrealized appreciation on investment transactions for the fiscal year ended October 31, 2011 primarily resulted from the increase in unrealized appreciation reclassification from unrealized to realized, caused by the sales of Harmony Pharmacy and HuaMei and the dissolutions of Amersham and Sonexis of approximately $26.9 million. The other components in the change in unrealized appreciation are the Valuation Committee’s decision to increase the fair value of the Company’s investments in Summit common stock by $14.5 million, SHL Group Limited common stock by $4.9 million, Security Holdings equity interest by approximately $17.6 million, Total Safety first lien loan by approximately $74,000, U.S. Gas preferred stock by $2.5 million and Velocitius equity interest by $200,000.  The Valuation Committee also increased the fair value of the Ohio Medical preferred stock by approximately $1.9 million due to PIK distributions that were treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in MVC Automotive equity interest by approximately $1.7 million, Tekers common stock by approximately $2.3 million, Octagon Fund by $209,000, BP second lien loan by $3.9 million and term loan A and B by a combined $3.2 million, Ohio Medical common stock by $500,000 and preferred stock by approximately $8.0 million, NPWT common and preferred stock by a net amount of $200,000, HuaMei common stock by approximately $1.5 million, SGDA Europe equity interest by approximately $4.3 million, Vestal common stock by $745,000 and HH&B by $5.7 million during the fiscal year ended October 31, 2011.

PORTFOLIO INVESTMENTS

For the Fiscal Years Ended October 31, 2013 and October 31, 2012. The cost of the portfolio investments held by the Company at October 31, 2013 and October 31, 2012 was $372.0 million and $332.4 million, respectively, representing an increase of $39.6 million. The aggregate fair value of portfolio investments at October 31, 2013 and at October 31, 2012 was $440.3 million and $404.2 million, respectively, representing an increase of $36.1 million.  The cost of cash and cash equivalents held by the Company at October 31, 2013 and October 31, 2012 was $81.0 million and $42.6 million, respectively, representing an increase of approximately $88.1 million.  The aggregate market value of cash and cash equivalents held by the Company at October 31, 2013 and October 31, 2012 was $81.0 million and $42.6 million, respectively, representing an increase of approximately $38.4 million. The cost and fair value of short-term investments held by the Company at October 31, 2013 was $49.9 million and $49.8 million, respectively. The Company had no short-term investments at October 31, 2012.

For the Fiscal Year Ended October 31, 2013

During the year ended October 31, 2013, the Company made six new investments, committing capital totaling approximately $62.4 million.  The investments were made in Summit ($22.0 million), SCSD ($5.5 million), Prepaid Legal ($9.9 million), Morey’s ($8.0 million), Biogenic ($9.5 million) and Advantage ($7.5 million).

During the year ended October 31, 2013, the Company made nine follow-on investments into five existing portfolio companies totaling approximately $33.3 million.  On November 26, 2012, the Company loaned an additional $8.0 million to JSC Tekers, increasing the secured loan amount to $12.0 million.  The interest rate remains at 8% per annum and the maturity date was extended to December 31, 2014.  On February 15, 2013 and May 7, 2013, the Company contributed a total of approximately $1.1 million to the PE Fund related to expenses and an additional investment in Plymouth Rock Energy, LLC.  As of October 31, 2013, the PE Fund has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc.  On June 11, 2013, the Company invested $22.6 million in Ohio Medical in the form of 7,477 shares of series C convertible preferred stock.  This follow-on investment replaced the guarantee the Company had with Ohio Medical.  The guarantee is no longer a commitment of the Company.  On August 2, 2013, the Company increased its common equity interest in MVC Automotive by approximately $133,000.   During the year ended October 31, 2013, the Company loaned an additional $1.5 million to Biovation, increasing the loan amount to approximately $3.1 million. The Company also received warrants at no cost. The Company allocated a portion of the cost basis of the additional loan to the warrants at the time the investment was made.

On December 17, 2012, the Company received a dividend from Vestal of approximately $426,000.

On December 17, 2012, the Company realized a loss of approximately $2.0 million on the 21,064 common shares of Lockorder Limited, a Legacy Investment, which had a fair value of $0.

On December 19, 2012, MVC Automotive made a principal payment of approximately $2.0 million on its bridge loan.  As of October 31, 2013, the balance of the bridge loan was approximately $1.6 million.

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

On February 8, 2013, the Company received a $70,000 dividend from Marine Exhibition Corporation (“Marine”).

On February 13, 2013, the Company announced the signing of a definitive agreement to sell Summit to an affiliate of One Rock Capital Partners, LLC, subject to regulatory approvals, which were received on February 25, 2013, and the satisfaction of other customary closing conditions, including an escrow.  Prior to the completion of the transaction, the Company and other existing Summit shareholders purchased SCSD from Summit.  The Company invested approximately $5.5 million for 784 shares of class B common stock.  SCSD provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.  On March 29, 2013, the Company received gross equity proceeds of approximately $66.3 million, resulting in a realized gain of approximately $49.5 million from the transaction, a $3.6 million premium to the last reported fair market value placed on Summit by the Company’s Valuation Committee as of January 31, 2013.  The $66.3 million of proceeds includes approximately $6.3 million held in escrow, which had a fair value of approximately $5.9 million as of October 31, 2013.  The decrease in the escrow fair value of approximately $400,000 was recorded as a realized loss.  Also, as part of the sale, the $12.1 million second lien loan to Summit was repaid in full, including all accrued interest.  The Company then provided Summit with a $22.0 million second lien loan with an annual interest rate of 14% and a maturity date of October 1, 2018.

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

During the year ended October 31, 2013, the Company received dividend payments from U.S. Gas totaling approximately $7.6 million.

During the year ended October 31, 2013, Marine made principal payments totaling $900,000 on its senior subordinated loan.  As of October 31, 2013, the balance of the loan was approximately $11.4 million.

During the year ended October 31, 2013, Custom Alloy made principal payments of approximately $8.2 million on its loan.  As of October 31, 2013, the outstanding balance of the loan was approximately $7.5 million.

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

During the quarter ended July 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $22,000 and series B preferred stock by approximately $5.0 million, Security Holdings equity interest by approximately $1.9 million, U.S. Gas convertible series I preferred stock by $11.6 million, Vestal common stock by $1.0 million, Centile equity interest by $474,000 and the Biovation bridge loan by approximately $135,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biovation and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,198,394.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $201,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in NPWT preferred and common stock by a total of approximately $210,000, SGDA Europe equity interest by approximately $187,000, Velocitius equity interest by approximately $116,000, Freshii warrant by approximately $8,000, Biovation warrant by $82,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $85,000.  Also, during the quarter ended July 31, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $70,000.

During the quarter ended October 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $18,000 and series B preferred stock by approximately $4.1 million, Security Holdings equity interest by approximately $3.4 million, Vestal common stock by $2.7 million, Centile equity interest by $568,000, MVC Automotive equity interest by approximately $779,000, NPWT preferred and common stock by a total of approximately $19,000, SGDA Europe equity interest by approximately $141,000, Velocitius equity interest by approximately $505,000, Tekers common stock by $214,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $649,000, Pre-Paid Legal second lien loan by approximately $144,000 and the Biovation bridge loan by approximately $87,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biovation and U.S. Gas, Biogenic and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $968,538.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $900,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in the Freshii warrant by approximately $12,000, RuMe preferred stock by $750,000, Ohio Medical Preferred stock by $1.9 million and Foliofn preferred stock by approximately $3.8 million.  Also, during the quarter ended October 31, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $97,000.

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $44,000 and series B preferred stock by approximately $9.9 million, Octagon equity interest by $450,000, Pre-Paid Legal term loans A and B by a total of approximately $119,000, MVC Automotive equity interest by approximately $3.7 million, Security Holdings equity interest by approximately $12.2 million, Turf equity interest by $592,000, Vestal common stock by approximately $6.8 million, U.S. Gas convertible series I preferred stock by $11.6 million, Pre-Paid Legal second lien loan by approximately $144,000, Centile equity interest by $1.7 million, Biovation loan by approximately $177,000, Tekers common stock by $230,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii, Biogenic and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $3,269,909.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical Preferred stock by $6.5 million, SGDA Europe equity interest by approximately $1.2 million, NPWT preferred and common stock by a total of approximately $205,000, Freshii warrant by approximately $15,000, Foliofn preferred stock by approximately $3.8 million, RuMe preferred stock by $327,000, HH&B common stock by $100,000, Velocitius equity interest by approximately $1.9 million, JSC Tekers secured loan by

$1.0 million and the Biovation warrant by $87,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee which had a net change of $825,000.  Also, during the year ended October 31, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $247,000.

At October 31, 2013, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $440.3 million with a cost basis of $372.0 million.  At October 31, 2013, the fair value and cost basis of the Legacy Investments was $7.0 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $433.3 million and $348.2 million, respectively.  At October 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $404.2 million with a cost basis of $332.4 million.  At October 31, 2012, the fair value and cost basis of the Legacy Investments were $10.8 million and $30.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $393.4 million and $302.1 million, respectively.

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

On August 9, 2012, the Company sold its common shares of SHL Group Limited and received gross proceeds of approximately $15.3 million, resulting in a realized gain of approximately $9.2 million.  The $15.3 million in proceeds included all transaction expenses and approximately $225,000 held in escrow, which had a fair value of $135,000 as of October 31, 2012.

On October 12, 2012, the Company received a dividend from U.S. Gas of approximately $2.4 million.  U.S. Gas’ board approved an initial dividend to its shareholders, with future distributions projected to be paid quarterly. The Company anticipated receiving dividends from U.S. Gas for as long as it maintains its equity investment in U.S. Gas, and its cash flows can support the dividend. Each quarterly dividend must be approved by U.S. Gas’s board of directors and be permissible under its gas and electric supply credit agreement.

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

During fiscal year ended October 31, 2012, the Company realized a loss on its investment in MVC Partners of approximately $1.4 million.  Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

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

At October 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $404.2 million with a cost basis of $332.4 million.  At October 31, 2012, the fair value and cost basis of portfolio investments of the Legacy Investments were $10.8 million and $30.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $393.4 million and $303.5 million, respectively.  At October 31, 2011, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $452.2 million, with a cost basis of $358.2 million.  At October 31, 2011, the fair value and cost basis of Legacy Investments was $10.8 million and $32.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.4 million and $325.9 million, respectively.

Portfolio Companies

During the fiscal year ended October 31, 2013, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2012 and October 31, 2013, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million.  The investment has been fair valued at $0.

Advantage Insurance Holdings

Advantage, Cayman Islands, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals. On September 23, 2013, the Company invested $7.5 million in Advantage in the form of 750,000 shares of preferred stock.

At October 31, 2013, the preferred stock had a cost basis and fair value of $7.5 million.

Biogenic Reagents

Biogenic, Minneapolis, Minnesota, is a producer of high-performance activated carbon products made from renewable biomass.

On July 22, 2013, the Company loaned Biogenic $9.5 million in the form of a $4.5 million senior note and a $5.0 million senior convertible note.  The notes have an interest rate of 16% and a maturity date of July 21, 2018.

At October 31, 2013, the loans had a combined outstanding balance, cost basis and fair value of $9.6 million. The increase in cost and fair value of the loan is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

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

During the year ended October 31, 2013, the Company loaned an additional $1.5 million to Biovation, increasing the loan amount to approximately $3.1 million. The Company also received warrants at no cost. The Company allocated a portion of the cost basis of the additional loan to the warrants at the time the investment was made.

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the loan by approximately $177,000 and decreased the value of the warrant by approximately $87,000.

At October 31, 2013, the Company’s investment consisted of a bridge loan with an outstanding balance of approximately $3.1 million, a cost basis of approximately $3.0 million and a fair value of approximately $3.2 million.  The warrants had a cost of $288,000 and a fair value of $201,000.  The increase in cost and fair value of the loan is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

Peter Seidenberg, an officer of the Company, and Jim Lynch, a representative of the Company, serve as directors of Biovation.

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

At October 31, 2012 and October 31, 2013, the equity investment had a cost basis of $180,000 and a fair value of $0.

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

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the common equity interest by approximately $1.6 million.

At October 31, 2013, the Company’s investment in Centile consisted of common equity interest at a cost of $3.2 million and a fair value of approximately $4.8 million.

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

During the year ended October 31, 2013, Custom Alloy made principal payments of approximately $8.2 million on its loan.

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the series A preferred stock by approximately $44,000 and the series B preferred stock by approximately $10.0 million.

At October 31, 2013, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and a fair value of approximately $88,000 and the 1,991 shares of convertible series B preferred stock at a cost of approximately $10.0 million and a fair value of approximately $19.9 million.  The unsecured subordinated loan had a cost basis, outstanding balance and fair value of approximately $7.5million.  Michael Tokarz, Chairman of the Company, and Shivani Khurana, representative of the Company, serve as directors of Custom Alloy.

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

At October 31, 2013, the Company no longer held an investment in DPHI.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2012, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $10.8 million.

During the year ended October 31, 2013, the Valuation Committee decreased the fair value of the preferred stock by approximately $3.8 million.

At October 31, 2013, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $7.0 million.

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

During the year ended October 31, 2013, the Valuation Committee decreased the fair value of the warrant by approximately $15,000.

At October 31, 2013, the Company’s investment in Freshii consisted of a senior secured loan with an outstanding balance, cost basis and fair value of approximately $1.1 million.  The warrant had a cost of approximately $34,000 and a fair value of approximately $19,000.  The increase in cost and fair value of the loan is due to the amortization of loan origination fees, the capitalization of “payment in kind” interest and the discount associated with the warrant.  These increases were approved by the Company’s Valuation Committee.

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

During the year ended October 31, 2013, the Valuation Committee decreased the fair value of the common stock by $100,000.

At October 31, 2013, the Company’s investment in HH&B consisted of 147,621 shares of common stock with a cost of $6.7 million and fair value of $0.

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

During the year ended October 31, 2013, the Valuation Committee decreased the fair value of the secured loan by $1.0 million.

At October 31, 2013, the Company’s investment in JSC Tekers consisted of a secured loan with an outstanding balance and cost basis of $12.0 million and a fair value of $11.0 million.  The 2,250 shares of common stock had a cost basis and fair value of $4,500.  The Company has reserved in full against all of the accrued interest starting February 1, 2013.

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

At October 31, 2013, the Company no longer held an investment in Lockorder.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2012 and October 31, 2013, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

Marine Exhibition Corporation

Marine, Miami, Florida, owns and operates the Miami Seaquarium.  The Miami Seaquarium is a family-oriented entertainment park.

At October 31, 2012, the Company’s investment in Marine consisted of a senior secured loan and 20,000 shares of preferred stock.  The senior secured loan had an outstanding balance, cost basis and fair value of approximately $11.8 million.  The senior secured loan bears annual interest at 11% and matures on August 30, 2017.  The preferred stock was fair valued at approximately $3.3 million.  The dividend rate on the preferred stock is 12% per annum.

On February 8, 2013, the Company received a $70,000 dividend from Marine.

During the year ended October 31, 2013, Marine made principal payments totaling $900,000 on its senior secured loan.

At October 31, 2013, the Company’s senior secured loan had an outstanding balance, cost basis and fair value of approximately $11.4 million.  The preferred stock had a cost and fair value of approximately $3.5 million.  The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends.  These increases were approved by the Company’s Valuation Committee.

Morey’s Seafood International LLC

Morey’s, Motley, Minnesota, is a manufacturer, marketer and distributor of fish and seafood products. On August 13, 2013, the Company loaned Morey’s $8.0 million in the form of a second lien loan.  The loan has an interest rate of 10% and a maturity date of August 12, 2018.

At October 31, 2013, the loan had an outstanding balance, cost basis and fair value of $8.0 million.

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

On August 2, 2013, the Company increased its common equity interest in MVC Automotive by approximately $133,000.

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the equity interest by approximately $3.7 million.

At October 31, 2013, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $34.9 million and a fair value of approximately $37.3 million.  The bridge loan had a cost and fair value of approximately $1.6 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $5.4 million at October 31, 2013.  This guarantee was taken into account in the valuation of MVC Automotive.

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

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  Of the $20.1 million total commitment, MVCFS, through its wholly-owned subsidiary MVC GP II, has committed $500,000 to the PE Fund as its general partner.  See MVC Partners for more information on the other portion of the Company’s commitment to the PE Fund. The PE Fund has closed on approximately $104 million of capital commitments.

During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners’ operations.

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

During the year ended October 31, 2013, the Valuation Committee increased the fair values of the limited partnership and general partnership interests totaling approximately $2.2 million.

At October 31, 2013, the limited partnership interest in the PE Fund had a cost of approximately $9.1 million and a fair value of approximately $11.4 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $232,000 and a fair value of approximately $288,000.  As of October 31, 2013, the PE Fund has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc.

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

During the year ended October 31, 2013, the Valuation Committee decreased the fair values of the common stock and preferred stock totaling approximately $205,000.

At October 31, 2013, the common stock had a cost basis of approximately $1.2 million and a fair value of approximately $14,000.  The convertible preferred stock had a cost basis of $0 and a fair value of approximately $241,000.

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

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the equity investment by $450,000. Further, during the year ended October 31, 2013, the cost basis and fair value of the equity investment was increased by approximately $247,000 because of an allocation of flow through income by the Company’s Valuation Committee.

At October 31, 2013, the equity investment had a cost basis of approximately $2.6 million and a fair value of $6.9 million.

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

During the year ended October 31, 2013, the Valuation Committee decreased the series A convertible preferred stock by $6.5 million.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee which had a net change of $825,000. Also during the year ended October 31, 2013, the fair value of the series C convertible preferred stock was increased by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.

At October 31, 2013, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis of approximately $15.8 million and a fair value of $0, 24,773 shares of series A convertible preferred stock with a cost basis of $30.0 million and a fair value of $24.6 million and 7,845 shares of series C convertible preferred stock with a cost basis of $22.6 million and a fair value of $23.7 million.

Michael Tokarz, Chairman of the Company, Peter Seidenberg, an officer of the Company, and Jim O’Connor, a representative of the Company, serve as directors of Ohio Medical.

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

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the second lien loan by approximately $144,000.

At October 31, 2013, the loan had an outstanding balance of $10.0 million, a cost basis of approximately $9.9 million and a fair value of approximately $10.0 million.  The increase in the cost of the loan is due to the amortization of the original issue discount.

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

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the preferred stock by approximately $327,000.

At October 31, 2013, the Company’s investment in RuMe consisted of 999,999 shares of common stock with a cost basis and fair value of approximately $160,000 and 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.1 million.

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

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the common equity interest by approximately $12.2 million.

At October 31, 2013, the Company’s common equity interest in Security Holdings had a cost basis of approximately $40.2 million and a fair value of approximately $36.3 million.

Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2012, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of $7.9 million.

During the year ended October 31, 2013, the Valuation Committee decreased the fair value of the common equity interest by approximately $1.2 million.

At October 31, 2013, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of approximately $6.7 million.

Christopher Sullivan, a representative of the Company, serves as a director of SGDA Europe.

SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH

SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.

At October 31, 2012 and October 31, 2013, the Company’s investment in SGDA consisted of a term loan with an outstanding balance, cost basis and fair value of approximately $6.5 million.  The term loan bears annual interest at 7.0% and matures on August 31, 2014.

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

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the common stock by $230,000.

At October 31, 2013, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $1.5 million.  The guarantee for Tekers had a commitment of 50,000 euros at October 31, 2013, equivalent to approximately $68,000.  This guarantee was taken into account in the valuation of Tekers.

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

On February 13, 2013, the Company announced the signing of a definitive agreement to sell Summit to an affiliate of One Rock Capital Partners, LLC, subject to regulatory approvals, which were received on February 25, 2013, and the satisfaction of other customary closing conditions, including an escrow.  Prior to the completion of the transaction, the Company and other existing Summit shareholders purchased SCSD from Summit.  The Company invested approximately $5.5 million for 784 shares of class B common stock.  SCSD provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.  On March 29, 2013, the Company received gross equity proceeds of approximately $66.3 million, resulting in a realized gain of approximately $49.5 million from the transaction, a $3.6 million premium to the last reported fair market value placed on Summit by the Company’s Valuation Committee as of January 31, 2013.  The $66.3 million of proceeds includes approximately $6.3 million held in escrow, which had a fair value of approximately $5.9 million as of October 31, 2013.  The decrease in the escrow fair value of approximately $400,000 was recorded as a realized loss.  Also, as part of the sale, the $12.1 million second lien loan to Summit was repaid in full including all accrued interest.  The Company then provided Summit with a $22.0 million second lien loan with an annual interest rate of 14% and a maturity date of October 1, 2018.

At October 31, 2013, the Company’s second lien loan had an outstanding balance, cost basis and a fair value of approximately $23.1 million.  The increase in cost and fair value of the loan is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

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

At October 31, 2013, the Company no longer held an investment in Teleguam.

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

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the membership interest by $592,000.

At October 31, 2013, the senior subordinated loan had an outstanding balance, cost basis and a fair value of approximately $8.4 million.  The junior revolving note had an outstanding balance and fair value of $1.0 million.  The membership interest has a cost and fair value of approximately $3.5 million.  The warrants had a cost of $0 and a fair value of $0.

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

On October 4, 2013, the Company reached an agreement to sell U.S. Gas to United States Gas & Electric Holdings, Inc. and members of the management of USG&E.  The transaction is subject to regulatory approvals and various other closing conditions, including US Holdings successfully obtaining significant third-party financing.

During the year ended October 31, 2013, the Company received dividends from U.S. Gas of approximately $7.6 million, including a $2.9 million distribution received on July 24, 2013, representing a 25% increase over prior quarterly distributions.

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the convertible Series I preferred stock by approximately $11.6 million.

At October 31, 2013, the second lien loan had an outstanding balance, cost basis and a fair value of approximately $10.1 million.  The increases in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.  The convertible Series I preferred stock had a fair value of approximately $92.7 million and a cost of $500,000 and the convertible Series J preferred stock had a cost and fair value of $0.

Puneet Sanan and Peter Seidenberg, representatives of the Company, serve as Chairman and director, respectively, of U.S. Gas and Warren Holtsberg, a director of the Company, also serves as a director of U.S. Gas.

U.S. Spray Drying Holding Company

SCSD, Huguenot, New York, provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.

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

At October 31, 2013, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost and fair value of approximately $5.5 million.

Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of SCSD.

Velocitius B.V.

Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.

At October 31, 2012, the Company’s investment in Velocitius consisted of an equity investment with a cost of $11.4 million and a fair value of $21.7 million.

During the year ended October 31, 2013, the Valuation Committee decreased the fair value of the equity investment by approximately $1.9 million.

At October 31, 2013, the equity investment in Velocitius had a cost of approximately $11.4 million and a fair value of approximately $19.9 million.

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

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the common stock by approximately $6.8 million.

Also, during the year ended October 31, 2013, the maturity date of the note was extended to April 29, 2015.

At October 31, 2013, the Company’s investment in Vestal consisted of a senior subordinated promissory note and 81,000 shares of common stock.  The senior subordinated note had an outstanding balance, cost, and fair value of $600,000.  The 81,000 shares of common stock had a cost basis of approximately $1.9 million and a fair value of $12.5 million.

Bruce Shewmaker and Scott Schuenke, officers of the Company, serve as directors of Vestal.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived from our credit facility and cash flows from operations, including investment sales and repayments and income earned.  Our primary use of funds includes investments in portfolio companies and payments of fees and other operating expenses we incur.  We have used, and expect to continue to use, our credit facility, proceeds generated from our portfolio investments and proceeds from public and private offerings of equity and debt securities to finance pursuit of our investment objective.

At October 31, 2013, the Company had investments in portfolio companies totaling $440.3 million. Also, at October 31, 2013, the Company had investments in cash and cash equivalents totaling approximately $81.0 million. Of the $81.0 million in cash and cash equivalents, $6.8 million was restricted cash related to the project guarantee for Security Holdings.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds, in U.S. Government issued securities, and private investment funds offering significantly more liquidity than traditional portfolio company investments.

During the year ended October 31, 2013, the Company made six new investments, committing capital totaling approximately $62.4 million.  The investments were made in Summit ($22.0 million), SCSD ($5.5 million), Prepaid Legal ($9.9 million), Morey’s ($8.0 million), Biogenic ($9.5 million) and Advantage ($7.5 million).

During the year ended October 31, 2013, the Company made nine follow-on investments into five existing portfolio companies totaling approximately $33.3 million.  On November 26, 2012, the Company loaned an additional $8.0 million to JSC Tekers, increasing the secured loan amount to $12.0 million.  The interest rate remains at 8% per annum and the maturity date was extended to December 31, 2014.  On February 15, 2013 and May 7, 2013, the Company contributed a total of approximately $1.1 million to the PE Fund related to expenses and an additional investment in Plymouth Rock Energy, LLC.  As of October 31, 2013, the PE Fund has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc.  On June 11, 2013, the Company invested $22.6 million in Ohio Medical in the form of 7,477 shares of series C convertible preferred stock.  This follow-on investment replaced the guarantee the Company had with Ohio Medical.  The guarantee is no longer a commitment of the Company.

On August 2, 2013, the Company increased its common equity interest in MVC Automotive by approximately $133,000.   During the year ended October 31, 2013, the Company loaned an additional $1.5 million to Biovation, increasing the loan amount to approximately $3.1 million. The Company also received warrants at no cost. The Company allocated a portion of the cost basis of the additional loan to the warrants at the time the investment was made.

Current balance sheet resources, which include the additional cash resources from the Credit Facility, are believed to be sufficient to finance current commitments.  Current commitments include:

Commitments to/for Portfolio Companies

At October 31, 2013, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at October 31, 2013
Turf	$1.0 million	$1.0 million
MVC Private Equity Fund LP	$20.1 million	$9.3 million
Total	$21.1 million	$10.3 million

Guarantees

As of October 31, 2013, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at October 31, 2013
MVC Automotive	$5.4 million	—
Tekers	$68,000	—
Total	$5.5 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At October 31, 2013, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be $0.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee had a commitment of approximately 50,000 euros at October 31, 2013, equivalent to approximately $68,000.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.4 million at October 31, 2013) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of October 31, 2013 is approximately 7.2 million Euro (equivalent to approximately $9.8 million).

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note.  The note bears annual interest at 6.0% and expires on January 31, 2014.  On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note.  At October 31, 2013, the outstanding balance of the secured junior revolving note was $1.0 million.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of October 31, 2013, $9.3 million of the Company’s commitment was contributed.

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

Commitments of the Company

Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers, which has since been amended and restated (the “Advisory Agreement”), and described in Note 4 of the consolidated financial statements, “Management”, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space.  The Company’s offices continue to be located on the second floor of 287 Bowman Avenue, Purchase, New York 10577.

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

On February 26, 2013, the Company received the funds related to the Senior Notes offering, net of expenses, and subsequently repaid the Credit Facility in full, including all accrued interest.  The Company intends to use the excess net proceeds after the repayment of the Credit Facility for general corporate purposes, including, for example, investing in portfolio companies according to our investment objective and strategy, repurchasing shares pursuant to the share repurchase program adopted by our Board of Directors, funding distributions, and/or funding the activities of our subsidiaries.

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of October 31, 2013, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $115.0 million. The market value of the Senior Notes is based on the closing price of the security as of October 31, 2013 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). During the year ended October 31, 2013, the Company’s net borrowings on Credit Facility II were $50.0 million, resulting in a balance outstanding of $50 million at October 31, 2013.  Credit Facility II will be used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid a closing fee, legal and other costs associated with this transaction.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

The Company enters into contracts with Portfolio Companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

SUBSEQUENT EVENTS

On November 1, 2013, Custom Alloy made a $500,000 principal payment on its loan.

On November 1, 2013, Turf repaid its junior revolving note in full including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  Turf also made a $4.5 million principal payment on its senior subordinated loan, resulting in an outstanding balance of approximately $3.9 million.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank.

On November 13, 2013, the Company loaned $4.0 million to Security Holdings in the form of a 5% cash bridge loan with a maturity date of February 15, 2014.

On November 19, 2013, the Company increased its common equity interest in Centile by $100,000.

On November 19, 2013, the Company invested an additional $5.0 million into MVC Automotive in the form of common equity interest.  Also on November 19, 2013, the MVC Automotive bridge loan, of approximately $1.8 million including accrued interest, was converted to common equity interest.

On December 16, 2013, the Company announced the termination of its agreement to sell U.S. Gas to United States Gas & Electric Holdings, Inc. (“US Holdings”), a company organized to acquire U.S. Gas.  US Holdings was unable to satisfy the closing conditions of the original agreement (October 4, 2013) and subsequently submitted a transaction termination notice to the Company on December 10, 2013.

On December 20, 2013, the Company announced that its Board of Directors has declared a dividend of $0.135 per share to be distributed to shareholders for the first quarter of fiscal 2014. The dividend is payable on January 7, 2014 to shareholders of record on December 31, 2013.

On December 23, 2013, the Company loaned $3.3 million to RuMe in the form of a senior secured loan with an interest rate of 12% and a maturity date of April 4, 2014.  On December 31, 2013, the Company also purchased warrants for shares of common non-voting stock for a nominal amount.

On January 2, 2014, the Company loaned $7.0 million to Morey’s, increasing the second lien loan amount to $15.0 million.  The interest rate on the total loan amount was also increased to 13%.

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

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies. ASU 2013-08 provides clarifying guidance to determine if an entity qualifies as an investment company. ASU 2013-08 also requires an investment company to measure non-controlling interests in other investment companies at fair value. The following disclosures will also be required upon adoption of ASU 2013-08: (i) whether an entity is an investment company and is applying the accounting and reporting guidance for investment companies; (ii) information about changes, if any, in an entity’s status as an investment company; and (iii) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The requirements of ASU 2013-08 are effective for the Company beginning in the first quarter of 2014. These updates had no impact on the Company’s financial condition or results of operations.

Tax Status and Capital Loss Carryforwards

As a RIC, the Company is not subject to federal income tax to the extent that it distributes all of its investment company taxable income and net realized capital gains for its taxable year (see Notes 12 and 13. “Notes to Consolidated Financial Statements”). This allows us to attract different kinds of investors than other publicly held corporations. The Company is also exempt from excise tax if it distributes at least (1) 98% of its ordinary income during each calendar year, (2) 98.2% of its capital gains realized in the period from November 1 of the prior year through October 31 of the current year, and (3) all such ordinary income and capital gains for previous years that were not distributed during those years. At October 31, 2012, the Company had $45.1 million in capital loss carryforwards.  During fiscal year 2013, the Company had net realized gains of approximately $44.2 million, net of book/tax difference related to the treatment of partnership income, and as a result, the Company had approximately $906,000  in capital loss carryforwards as of October 31, 2013.  The Company also has approximately $16.8 million in unrealized losses associated with Legacy Investments.

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

Pursuant to our Valuation Procedures, the Valuation Committee (which is comprised of three Independent Directors) determines fair values of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). In doing so, the Committee considers, among other things, the recommendations of TTG Advisers.  Any changes in valuation are recorded in the consolidated statements of operations as “Net change in unrealized appreciation (depreciation) on investments.” Currently, our NAV per share is calculated and published on a quarterly basis.  The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.  Fair values of foreign investments determined as of quarter end reflect exchange rates, as applicable, in effect on the last business day of the quarter.  Exchange rates fluctuate on a daily basis, sometimes significantly.  Exchange rate fluctuations following the most recent fiscal year end are not reflected in the valuations reported in this Annual Report.  See Item 1A Risk Factor, “Investments in foreign debt or equity may involve significant risks in addition to the risks inherent in U.S. investments.”

At October 31, 2013, approximately 76.09% of our total assets represented portfolio investments and escrow receivables recorded at fair value (“Fair Value Investments”).

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

Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At October 31, 2013, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

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

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification, ASC 820. Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At October 31, 2013, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

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

For loans and debt securities of non-Control Companies (for which the Valuation Committee has identified the hypothetical secondary market as the principal market), the Valuation Committee determines fair value based on the assumptions that a hypothetical market participant would use to value the security in a current hypothetical sale using a market yield (“Market Yield”) valuation methodology.  In applying the Market Yield valuation methodology, the Valuation Committee determines the fair value based on such factors as third party broker quotes (if available) and market participant assumptions, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.

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

If the Company intends to sell all or a portion of its interest in an Investment Vehicle to a third-party in a privately negotiated transaction, the Company will consider offers from third parties to buy the interest in an Investment Vehicle in valuations that may be discounted for both probability of close and time.

When the Company receives nominal cost warrants or free equity securities (“nominal cost equity”) with a debt security, the Company typically allocates its cost basis in the investment between debt securities and nominal cost equity at the time of origination.

Interest income, adjusted for amortization of premium and accretion of discount on a yield to maturity methodology, is recorded on an accrual basis to the extent that such amounts are expected to be collected.  Origination and/or closing fees associated with investments in portfolio companies are recorded as income at the time the investment is made.  Upon the prepayment of a loan or debt security, any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans when received.  Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that the Company expects to collect such amounts.

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

Escrows from the sale of a portfolio company are generally valued at an amount that may be expected to be received from the buyer under the escrow’s various conditions discounted for both risk and time.

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

Investment Transactions and Related Operating Income

Investment transactions and related revenues and expenses are accounted for on the trade date (the date the order to buy or sell is executed).  The cost of securities sold is determined on a first-in, first-out basis, unless otherwise specified.  Dividend income and distributions on investment securities is recorded on the ex-dividend date.  The tax characteristics of such distributions received from our portfolio companies will be determined by whether or not the distribution was made from the investment’s current taxable earnings and profits or accumulated taxable earnings and profits from prior years. Interest income, which includes accretion of discount and amortization of premium, if applicable, is recorded on the accrual basis to the extent that such amounts are expected to be collected.  Fee income includes fees for guarantees and services rendered by the Company or its wholly-owned subsidiary to portfolio companies and other third parties such as due diligence, structuring, transaction services, monitoring services, and investment advisory services. Guaranty fees are recognized as income over the related period of the guaranty. Due diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Monitoring and investment advisory services fees are generally recognized as income as the services are rendered.  Any fee income determined to be loan origination fees is recorded as income at the time that the investment is made and any original issue discount and market discount are capitalized and then amortized into income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized original issue discount or market discount is recorded as a realized gain.  For investments with PIK interest and dividends, we base income and dividend accrual on the valuation of the PIK notes or securities received from the borrower.  If the portfolio company indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities.

Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. As of October 31, 2013, the Company had approximately $71.9 million in cash equivalents of the total cash and cash equivalents of approximately $81.0 million.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment, and is classified as restricted cash on the Company’s Consolidated Balance Sheet (equivalent to approximately $6.8 million at October 31, 2013).

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

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	October 31,	October 31,
	2013	2012

ASSETS

Assets
Cash and cash equivalents	$74,234,560	$36,160,558
Restricted cash and cash equivalents	6,792,000	6,480,000
Investments at fair value
Short-term investments (cost $49,937,320 and $0)	49,826,893	—
Non-control/Non-affiliated investments (cost $92,139,375 and $54,629,419)	74,433,413	34,197,990
Affiliate investments (cost $136,499,386 and $128,521,214)	219,694,633	178,396,856
Control investments (cost $143,292,881 and $149,281,248)	146,169,917	191,575,802
Total investments at fair value (cost $421,868,962 and $332,431,881)	490,124,856	404,170,648
Escrow receivables, net of reserves	6,236,928	991,563
Dividends and interest receivables, net of reserves	3,528,899	4,559,703
Deferred financing fees	3,265,495	—
Fee and other receivables	2,109,538	3,314,116
Prepaid expenses	534,904	753,501
Prepaid taxes	336	591

Total assets	$586,827,516	$456,430,680

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$114,408,750	$—
Revolving credit facility	50,000,000	—
Provision for incentive compensation (Note 5)	23,959,109	15,655,438
Management fee payable	2,221,213	2,027,571
Professional fees payable	742,859	767,835
Accrued expenses and liabilities	655,615	725,473
Management fee payable - Asset Management	606,766	1,054,433
Interest payable	371,817	9,028
Consulting fees payable	167,968	34,476
Portfolio fees payable - Asset Management	140,347	140,293
Term loan	—	50,000,000

Total liabilities	193,274,444	70,414,547

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 22,617,688 and 23,916,982 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	420,165,045	425,651,660
Accumulated earnings	66,030,475	64,524,665
Dividends paid to stockholders	(104,537,479)	(92,010,775)
Accumulated net realized loss	(2,201,455)	(46,401,983)
Net unrealized appreciation	68,255,894	71,738,767
Treasury stock, at cost, 5,686,760 and 4,387,466 shares held, respectively	(54,442,452)	(37,769,245)

Total shareholders’ equity	393,553,072	386,016,133

Total liabilities and shareholders’ equity	$586,827,516	$456,430,680

Net asset value per share	$17.40	$16.14

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2013

Company		Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments - 18.91% (a, c, f, g)
Actelis Networks, Inc.		Technology Investment	Preferred Stock (150,602 shares) (d, i)		$5,000,003	$—
Biogenic Reagents		Manufacturer of Remediation Materials	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	$5,039,444	5,039,444	5,039,444
			Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	4,535,500	4,535,500	4,535,500
					9,574,944	9,574,944
Biovation Holdings, Inc.		Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 08/31/2014 (b)	3,105,038	2,985,749	3,156,172
			Warrants (d)		288,000	201,000
					3,273,749	3,357,172
BPC II, LLC		Apparel	Limited Liability Company Interest (d)		180,000	—
FOLIOfn, Inc.		Technology Investment	Preferred Stock (5,802,259 shares) (d, i)		15,000,000	6,982,000
Freshii USA, Inc.		Food Services	Senior Secured Loan 6.0000% Cash, 6.0000% PIK, 01/11/2017 (b)	1,109,296	1,081,242	1,087,636
			Warrants (d, l)		33,873	18,654
					1,115,115	1,106,290
MainStream Data, Inc.		Technology Investment	Common Stock (5,786 shares) (d, i)		3,750,000	—
Morey’s Seafood International, LLC		Food Services	Second Lien Loan 10.0000% Cash, 08/12/2018	8,000,000	8,000,000	8,000,000
NPWT Corporation		Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	14,000
			Series A Convertible Preferred Stock (5,000 shares) (d)		—	241,000
					1,231,638	255,000
Prepaid Legal Services, Inc.		Consumer Services	2nd Lien Term Loan 9.7500% Cash, 07/01/2020	10,000,000	9,855,919	10,000,000
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH		Soil Remediation	Term Loan 7.0000% Cash, 08/31/2014 (e)	6,547,350	6,547,350	6,547,350
Summit Research Labs, Inc.		Specialty Chemicals	Second Lien Loan 4.2500% Cash, 9.7500% PIK , 10/01/2018 (b)	23,122,657	23,122,657	23,122,657
U.S. Spray Drying Holding Company		Specialty Chemicals	Class B Common Stock (784 shares)		5,488,000	5,488,000
Sub Total Non-control/Non-affiliated investments					92,139,375	74,433,413

Affiliate investments - 55.83% (a, c, f, g)
Advantage Insurance Holdings LTD		Insurance	Preferred Stock (750,000 shares) (c, d, e)		7,500,000	7,500,000
Centile Holdings B.V.		Software	Common Equity Interest (d, e)		3,174,376	4,777,000
Custom Alloy Corporation		Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016	7,500,000	7,500,000	7,500,000
			Convertible Series A Preferred Stock (9 shares) (d)		44,000	88,000
			Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	19,912,000
					17,500,000	27,500,000
Harmony Health & Beauty, Inc	.	Health & Beauty - Retail	Common Stock (147,621 shares) (d)		6,700,000	—
JSC Tekers Holdings		Real Estate Management	Common Stock (2,250 shares) (d, e)		4,500	4,500
			Secured Loan 8.0000% Cash, 12/31/2014 (e, h)	12,000,000	12,000,000	11,000,000
					12,004,500	11,004,500
Marine Exhibition Corporation		Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 06/30/2017 (b)	11,415,060	11,415,060	11,415,060
			Convertible Preferred Stock (20,000 shares) (b)		3,544,119	3,544,119
					14,959,179	14,959,179
Octagon Credit Investors, LLC		Financial Services	Limited Liability Company Interest		2,611,499	6,918,549
RuMe Inc.		Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
			Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	1,090,000
					1,159,815	1,250,000
Security Holdings B.V.		Electrical Engineering	Common Equity Interest (d, e)		40,186,620	36,258,000
SGDA Europe B.V.		Soil Remediation	Common Equity Interest (d, e)		20,084,599	6,741,000
U.S. Gas & Electric, Inc.		Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK , 07/25/2015 (b)	10,118,798	10,118,798	10,118,798
			Convertible Series I Preferred Stock (32,200 shares) (k)		500,000	92,667,607
			Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
					10,618,798	102,786,405

Sub Total Affiliate investments					136,499,386	219,694,633

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

 Consolidated Schedule of Investments - (Continued)

October 31, 2013

Company	Industry	Investment	Principal	Cost	Fair Value
Control investments - 37.14% (a, c, f, g)
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,870,029	$37,276,000
		Bridge Loan 10.0000% Cash, 12/31/2013 (e)	$1,635,244	1,635,244	1,635,244
				36,505,273	38,911,244
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (d, j)		9,097,164	11,384,168
		General Partnership Interest (d, j)		232,071	288,150
				9,329,235	11,672,318
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (24,773 shares) (b)		30,000,000	24,600,000
		Series C Convertible Preferred Stock (7,845 shares) (b)		22,618,466	23,732,299
				68,382,102	48,332,299
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	1,477,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 9.0000% Cash, 4.0000% PIK , 01/31/2014 (b)	8,395,262	8,395,262	8,395,262
	Irrigation Equipment	Junior Revolving Note 6.0000% Cash, 01/31/2014	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	3,466,794
		Warrants (d)		—	—
				12,930,956	12,862,056
Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	19,865,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2015	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	12,450,000
				2,450,000	13,050,000

Sub Total Control investments				143,292,881	146,169,917

Short Term investments - 12.66% (f, g)
U.S. Treasury Bill	U.S. Government Securities	1.3750%, 09/30/2018 (m)	49,662,000	49,937,320	49,826,893

Sub Total Short Term investments				49,937,320	49,826,893

TOTAL INVESTMENT ASSETS - 124.54% (f)				$421,868,962	$490,124,856

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

(c) All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except MVC Automotive Group B.V., Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, JSC Tekers Holdings, Centile Holdings B.V., Velocitius B.V., MVC Private Equity Fund L.P., Freshii USA, Inc., and Advantage Insurance Holdings LTD.  The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located outside of North America which represents approximately 23% of the total assets.  The remaining portfolio companies are located in North America which represents approximately 52% of the total assets.

(f) Percentages are based on net assets of $393,553,072 as of October 31, 2013.

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

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2012

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments- 8.86% (a, c, f, g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d, j)		$5,000,003	—
Biovation Holdings, Inc.	Manufacturer of Laminate Material & Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 02/28/2014 (b, h)	$1,500,000	1,500,000	$1,500,000
BPC II, LLC	Apparel	Limited Liability Company Interest (d)		180,000	—
DPHI, Inc.	Technology Investment	Preferred Stock (602,131 shares) (d, j)		4,520,355	—
FOLIOfn, Inc.	Technology Investment	Preferred Stock (5,802,259 shares) (d, j)		15,000,000	10,790,000
Freshii USA, Inc.	Food Services	Senior Secured Loan 6.0000% Cash, 6.0000% PIK, 01/11/2017 (b, h)	1,044,304	1,009,230	1,017,224
		Warrants (d, m)		33,873	33,873
				1,043,103	1,051,097
Lockorder Limited	Technology Investment	Common Stock (21,064 shares) (d, e, j)		2,007,701	—
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d, j)		3,750,000	—
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,236,364	25,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	440,000
				1,236,364	465,000
Prepaid Legal Services, Inc.	Consumer Services	Tranche A Term Loan 7.5000% Cash, 01/01/2017 (h)	3,024,390	2,989,832	2,989,832
		Tranche B Term Loan 11.0000% Cash, 01/01/2017 (h)	4,000,000	3,908,589	3,908,589
				6,898,421	6,898,421
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000% Cash, 08/31/2014 (e, h)	6,547,350	6,547,350	6,547,350
Teleguam Holdings, LLC	Telecommunications	Second Lien Loan 9.7500% Cash, 06/09/2017 (h)	7,000,000	6,946,122	6,946,122

Sub Total Non-control/Non-affiliated investments				54,629,419	34,197,990

Affiliate investments - 46.21% (a, c, f, g)
Centile Holding B.V.	Software	Common Equity Interest (d, e)		3,174,376	3,140,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 7.0000% Cash, 7.0000% PIK , 06/18/2013 (b, h)	15,623,348	15,623,348	15,623,348
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	44,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	9,956,000
				25,623,348	25,623,348
Harmony Health & Beauty, Inc.	Health & Beauty - Retail	Common Stock (147,621 shares) (d)		6,700,000	100,000
JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d, e)		4,500	4,500
		Secured Loan 8.0000% Cash, 06/30/2014 (e, h)	4,000,000	4,000,000	4,000,000
				4,004,500	4,004,500
Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 08/30/2017 (b, h)	11,842,742	11,829,348	11,842,742
		Convertible Preferred Stock (20,000 shares) (b)		3,274,219	3,274,219
				15,103,567	15,116,961
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		2,364,745	6,221,796
RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	1,417,000
				1,159,815	1,577,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d, e)		40,186,620	24,011,000
SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d, e)		20,084,599	7,915,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK , 07/25/2015 (b, h)	9,619,644	9,619,644	9,619,644
		Convertible Series I Preferred Stock (32,200 shares) (d, l)		500,000	81,067,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
				10,119,644	90,687,251

Sub Total Affiliate investments				128,521,214	178,396,856

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2012

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments - 49.63% (a, c, f, g)
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d, e)		$34,736,939	$33,519,000
		Bridge Loan 10.0000% Cash, 12/31/2012 (e, h)	$3,643,557	3,643,557	3,643,557
				38,380,496	37,162,557
MVC Private Equity Fund L.P.	Private Equity	Limited Partnership Interest (d, k)		8,013,749	8,072,249
		General Partnership Interest (d, k)		204,432	205,924
				8,218,181	8,278,173
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (21,176 shares) (b)		30,000,000	31,100,000
		Guarantee - Series B Preferred (d)		—	(825,000)
				45,763,636	30,275,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d, e)		2,300,000	1,247,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 7.0000% Cash, 7.0000% PIK , 09/30/2017 (b, h)	11,868,017	11,842,665	11,868,017
		Common Stock (1,115 shares)		16,000,000	62,500,000
				27,842,665	74,368,017
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 9.0000% Cash, 4.0000% PIK , 01/31/2014 (b, h)	8,395,261	8,395,261	8,395,261
	Irrigation Equipment	Junior Revolving Note 6.0000% Cash, 01/31/2014 (h)	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	2,874,794
		Warrants (d)		—	—
				12,930,955	12,270,055
Velocitius B.V.	Renewable Energy	Common Equity Interest (d, e)		11,395,315	21,725,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2013 (h)	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	5,650,000
				2,450,000	6,250,000

Sub Total Control Investments				149,281,248	191,575,802

TOTAL INVESTMENT ASSETS - 104.70% (f)				$332,431,881	$404,170,648

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

(m) Includes a warrant in Freshii One LLC, an affiliate of Freshii USA, Inc.

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2013	October 31, 2012	October 31, 2011
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$1,993	$7,755	$246,234
Affiliate investments	7,852,217	2,481,234	341,043
Control investments	426,300	12,000,000	—

Total dividend income	8,280,510	14,488,989	587,277

Payment-in-kind dividend income
Affiliate investments	269,900	249,347	230,358

Total payment-in-kind dividend income	269,900	249,347	230,358

Interest income
Non-control/Non-affiliated investments	3,206,590	2,050,801	2,356,210
Affiliate investments	3,319,241	3,111,318	2,978,289
Control investments	1,458,138	2,423,174	2,353,376

Total interest income	7,983,969	7,585,293	7,687,875

Payment-in-kind interest income
Non-control/Non-affiliated investments	1,497,860	44,304	268,423
Affiliate investments	969,775	2,024,462	1,920,686
Control investments	619,495	812,929	755,254

Total payment-in-kind interest income	3,087,130	2,881,695	2,944,363

Fee income
Non-control/Non-affiliated investments	846,598	68,056	1,086,961
Affiliate investments	937,309	1,105,226	1,130,131
Control investments	1,068,910	766,631	566,426

Total fee income	2,852,817	1,939,913	2,783,518

Fee income - Asset Management [1]
Portfolio fees	557,071	1,290,160	—
Management fees	1,238,301	1,009,577	396,333

Total fee income - Asset Management	1,795,372	2,299,737	396,333

Other income	492,743	442,138	1,341,241

Total operating income	24,762,441	29,887,112	15,970,965

Operating Expenses:
Net Incentive compensation (Note 5)	8,303,671	(5,937,431)	1,947,744
Management fee	8,267,079	8,587,992	8,844,572
Interest and other borrowing costs	6,724,270	3,366,756	3,082,125
Management fee - Asset Management [1]	928,722	757,183	297,250
Consulting fees	722,996	384,104	550,271
Audit & tax preparation fees	652,700	769,500	560,800
Other expenses	543,422	590,859	1,209,693
Legal fees	523,000	635,238	884,472
Portfolio fees - Asset Management [1]	417,803	967,620	—
Directors’ fees	412,500	348,833	329,000
Insurance	333,700	333,752	348,027
Administration	254,961	261,914	268,146
Public relations fees	184,500	119,700	89,800
Printing and postage	84,712	129,942	80,280

Total operating expenses	28,354,036	11,315,962	18,492,180

Less: Voluntary Expense Waiver by Adviser [2]	(150,000)	(150,000)	(150,000)
Less: Voluntary Management Fee Waiver by Adviser [3]	—	(58,728)	(100,635)
Less: Voluntary Incentive Fee Waiver by Adviser [4]	—	(2,345,189)	—

Total waivers	(150,000)	(2,553,917)	(250,635)

Net operating (loss) income before taxes	(3,441,595)	21,125,067	(2,270,580)

Tax Expenses:
Current tax expense	3,600	3,997	13,557

Total tax expense	3,600	3,997	13,557

Net operating (loss) income	(3,445,195)	21,121,070	(2,284,137)

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
Non-control/Non-affiliated investments	(6,073,420)	(19,209,277)	(16,339,803)
Affiliate investments	82,512	—	(10,081,806)
Control investments	49,655,826	(1,309,156)	—

Total net realized gain (loss) on investments	43,664,918	(20,518,433)	(26,421,609)

Net unrealized (depreciation) appreciation on investments	(3,482,873)	(22,257,313)	35,676,725

Net realized and unrealized gain (loss) on investments	40,182,045	(42,775,746)	9,255,116

Net increase (decrease) in net assets resulting from operations	$36,736,850	$(21,654,676)	$6,970,979

Net increase (decrease) in net assets per share resulting from operations	$1.59	$(0.90)	$0.30

Dividends declared per share	$0.540	$0.495	$0.480

Weighted average number of shares outstanding	23,334,367	23,916,982	23,951,138

The accompanying notes are an integral part of these consolidated financial statements.

1 These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”).  Please see Note 4 “Management” for more information.

2 Reflects TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2013, 2012 and 2011 fiscal years that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement.  Please see Note 4 “Management” for more information.

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

MVC Capital, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2013	October 31, 2012	October 31, 2011
Cash flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$36,736,850	$(21,654,676)	$6,970,979
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gain) loss	(43,664,918)	20,518,433	26,421,609
Net change in unrealized depreciation (appreciation)	3,482,873	22,257,313	(35,676,725)
Amortization of discounts and fees	(206,914)	(62,602)	(34,327)
Increase in accrued payment-in-kind dividends and interest	(3,269,909)	(3,131,042)	(3,174,721)
Amortization of deferred financing fees	258,242	—	—
Allocation of flow through income	(246,753)	(188,138)	(589,371)
Changes in operating assets and liabilities:
Dividends, interest and fees receivable	1,030,804	(1,282,577)	(534,259)
Fee and other receivables	1,204,578	1,281,625	(964,294)
Escrow receivables, net of reserves	(5,245,365)	155,336	916,521
Prepaid expenses	218,597	(123,633)	934,438
Prepaid taxes	255	(591)	78,463
Incentive compensation (Note 5)	8,303,671	(8,282,620)	1,947,744
Other liabilities	147,476	1,099,702	271,525
Purchases of equity investments	(36,626,663)	(8,439,513)	(39,507,490)
Purchases of debt instruments	(58,890,199)	(2,860,000)	(25,909,586)
Purchases of short term investments	(99,447,664)	—	—
Proceeds from equity investments (1)	65,708,035	18,187,072	20,630,017
Proceeds from debt instruments	37,361,029	1,762,916	39,526,996
Sales/maturities of short term investments	49,846,875	—	—

Net cash (used in) provided by operating activities	(43,299,100)	19,237,005	(8,692,481)

Cash flows from Financing Activities:
Proceeds from senior notes	114,408,750	—	—
Proceeds from revolving credit facility	50,000,000	—	—
Repayments of term loan	(50,000,000)	—	—
Repurchase of common stock	(16,673,207)	—	(966,655)
Financing fees paid	(3,523,737)	—	—
Distributions paid to shareholders	(12,526,704)	(11,838,907)	(11,489,032)

Net cash provided by (used in) financing activities	81,685,102	(11,838,907)	(12,455,687)

Net change in cash and cash equivalents for the year	38,386,002	7,398,098	(21,148,168)

Unrestricted and restricted cash and cash equivalents, beginning of year	$42,640,558	$35,242,460	$56,390,628

Unrestricted and restricted cash and cash equivalents, end of year	$81,026,560	$42,640,558	$35,242,460

(1) For the year ended October 31, 2013, proceeds from equity investments includes $5,627,657 held in escrow receivables, net of reserves.

During the year ended October 31, 2013, 2012 and 2011 MVC Capital, Inc. paid $5,890,475, $2,968,757 and $2,898,949 in interest expense, respectively.

During the year ended October 31, 2013, 2012 and 2011 MVC Capital, Inc. paid $3,345, $6,815 and $2,134 in income taxes, respectively.

Non-cash activity:

During the year ended October 31, 2013, 2012 and 2011, MVC Capital, Inc. recorded payment in kind dividend and interest of $3,269,909,  $3,131,042 and $3,174,721, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the year ended October 31, 2013, 2012 and 2011, MVC Capital, Inc. was allocated $492,743, $442,138 and $1,335,755, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC.  Of these amounts, $245,990, $254,000 and $746,384, respectively, was received in cash and the balance of $246,753, $188,138 and $589,371, respectively, was undistributed and therefore increased the cost of the investment.  The fair value was then increased by $246,753, $188,138 and $589,371, respectively, by the Company’s Valuation Committee.

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

On January 11, 2011, SHL Group Limited acquired the Company’s portfolio company PreVisor.  At the time of the transaction, the Company received 1,518,762 common shares of SHL Group Limited for its investment in PreVisor.  The cost basis and market value of the Company’s investment remained unchanged as a result of the transaction.

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

On December 14, 2012, and August 2, 2013, the Company received free warrants related to their debt investments in Biovation Holdings, Inc.  The Company allocated the cost basis in the investments between the bridge loan and the warrants at the time the investments were made.  The Company will amortize the discount associated with the warrants over the life of the loan.  During the year ended October 31, 2013, the Company recorded approximately $115,000 of amortization.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Year Ended	For the Year Ended	For the Year Ended
	October 31, 2013	October 31, 2012	October 31, 2011

Operations:
Net operating (loss) income	$(3,445,195)	$21,121,070	$(2,284,137)
Net realized gain (loss) on investments and foreign currencies	43,664,918	(20,518,433)	(26,421,609)
Net change in unrealized (depreciation) appreciation on investments	(3,482,873)	(22,257,313)	35,676,725

Net increase (decrease) in net assets from operations	36,736,850	(21,654,676)	6,970,979

Shareholder Distributions from:
Income	(5,837,868)	(11,838,907)	—
Return of capital	(6,688,836)	—	(11,489,032)

Net decrease in net assets from shareholder distributions	(12,526,704)	(11,838,907)	(11,489,032)

Capital Share Transactions:
Repurchase of common stock	(16,673,207)	—	(966,655)

Net decrease in net assets from capital share transactions	(16,673,207)	—	(966,655)

Total increase (decrease) in net assets	7,536,939	(33,493,583)	(5,484,708)

Net assets, beginning of year	386,016,133	419,509,716	424,994,424

Net assets, end of year	$393,553,072	$386,016,133	$419,509,716

Common shares outstanding, end of year	22,617,688	23,916,982	23,916,982

Undistribtued net operating income	$—	$9,282,163	$—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	October 31, 2013	October 31, 2012	October 31, 2011	October 31, 2010	October 31, 2009

Net asset value, beginning of year	$16.14	$17.54	$17.71	$17.47	$17.36

Gain from operations:
Net operating income (loss)	(0.15)	0.88	(0.10)	0.23	0.19
Net realized and unrealized (loss) gain on investments	1.74	(1.78)	0.40	0.43	0.40

Total (loss) gain from investment operations	1.59	(0.90)	0.30	0.66	0.59

Less distributions from:
Income	(0.25)	(0.50)	—	(0.23)	(0.19)
Realized gain	—	—	—	(0.08)	—
Return of capital	(0.29)	—	(0.48)	(0.17)	(0.29)

Total distributions	(0.54)	(0.50)	(0.48)	(0.48)	(0.48)

Capital share transactions
Anti-dilutive effect of share repurchase program	0.21	—	0.01	0.06	—

Total capital share transactions	0.21	—	0.01	0.06	—

Net asset value, end of year	$17.40	$16.14	$17.54	$17.71	$17.47

Market value, end of year	$13.83	$12.36	$12.93	$13.35	$9.18

Market premium (discount)	(20.52)%	(23.42)%	(26.28)%	(24.62)%	(47.45)%

Total Return - At NAV (a)	11.30%	(5.21)%	1.80%	4.16%	3.50%

Total Return - At Market (a)	16.65%	0.44%	0.35%	50.86%	(21.48)%

Ratios and Supplemental Data:

Portfolio turnover ratio	24.40%	3.31%	13.90%	3.15%	3.51%

Net assets, end of year (in thousands)	$393,553	$386,016	$419,510	$424,994	$424,456

Ratios to average net assets:
Expenses excluding tax expense	7.26%	2.17%	4.38%	4.19%	4.88%
Expenses including tax expense	7.26%	2.17%	4.39%	4.19%	5.21%

Net operating (loss) income before tax expense	(0.89)%	5.22%	(0.54)%	1.32%	1.42%
Net operating (loss) income after tax expense	(0.89)%	5.22%	(0.55)%	1.32%	1.09%

Ratios to average net assets excluding waivers:
Expenses excluding tax expense	7.30%	2.80%	4.44%	4.22%	N/A
Expenses including tax expense	7.30%	2.80%	4.45%	4.22%	N/A

Net operating (loss) income before tax expense	(0.93)%	4.59%	(0.60)%	1.29%	N/A
Net operating (loss) income after tax expense	(0.93)%	4.59%	(0.61)%	1.29%	N/A

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	5.12%	4.21%	3.92%	3.61%	4.31%
Expenses excluding incentive compensation, interest and other borrowing costs	3.39%	3.38%	3.18%	2.95%	3.56%

Net operating income (loss) before incentive compensation	1.25%	3.18%	(0.08)%	1.90%	1.99%
Net operating income before incentive compensation, interest and other borrowing costs	2.98%	4.01%	0.66%	2.56%	2.74%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	5.16%	4.27%	3.98%	3.64%	N/A
Expenses excluding incentive compensation, interest and other borrowing costs	3.43%	3.44%	3.24%	2.98%	N/A

Net operating income (loss) before incentive compensation	1.21%	3.12%	(0.14)%	1.87%	N/A
Net operating income before incentive compensation, interest and other borrowing costs	2.94%	3.95%	0.60%	2.53%	N/A

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.
Notes to Consolidated Financial Statements

October 31, 2013

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

On December 11, 2008, our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), at their in-person meeting approved an amended and restated investment advisory and management agreement (also, the “Advisory Agreement”), which was approved by stockholders of the Company on April 14, 2009. The renewal of the Advisory Agreement was last approved by the Independent Directors at their in-person meeting held on October 29, 2013.

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

During fiscal year ended October 31, 2012 and thereafter, MVC Partners, LLC (“MVC Partners”) was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a Portfolio Company on the Consolidated Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  There are additional disclosures resulting from this consolidation.

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

Recent Accounting Pronouncements — In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies. ASU 2013-08 provides clarifying guidance to determine if an entity qualifies as an investment company. ASU 2013-08 also requires an investment company to measure non-controlling interests in other investment companies at fair value. The following disclosures will also be required upon adoption of ASU 2013-08: (i) whether an entity is an investment company and is applying the accounting and reporting guidance for investment companies; (ii) information about changes, if any, in an entity’s status as an investment company; and (iii) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The requirements of ASU 2013-08 are effective for the Company beginning in the first quarter of 2014. These updates had no impact on the Company’s financial condition or results of operations.

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

Pursuant to our Valuation Procedures, the Valuation Committee (which is comprised of three Independent Directors) determines fair values of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). In doing so, the Committee considers the recommendations of TTG Advisers.  Any changes in valuation are recorded in the consolidated statements of operations as “Net change in unrealized appreciation

(depreciation) on investments.” Currently, our NAV per share is calculated and published on a quarterly basis.  The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.  Fair values of foreign investments determined as of quarter end reflect exchange rates, as applicable, in effect on the last business day of the quarter.  Exchange rates fluctuate on a daily basis, sometimes significantly.  Exchange rate fluctuations following the most recent fiscal year end are not reflected in the valuations reported in this Annual Report.  See Item 1A Risk Factor, “Investments in foreign debt or equity may involve significant risks in addition to the risks inherent in U.S. investments.”

At October 31, 2013, approximately 76.09% of our total assets represented portfolio investments and escrow receivables recorded at fair value (“Fair Value Investments”).

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

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification, ASC 820.  Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. If a security is publicly traded, the fair value is generally equal to market value based on the closing price on the principal exchange on which the security is primarily traded. At October 31, 2013, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority owned interest.

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

For loans and debt securities of non-Control Companies (for which the Valuation Committee has identified the hypothetical secondary market as the principal market), the Valuation Committee determines fair value based on the assumptions that a hypothetical market participant would use to value the security in a current hypothetical sale using a market yield (“Market

Yield”) valuation methodology.  In applying the Market Yield valuation methodology, the Valuation Committee determines the fair value based on such factors as third party broker quotes (if available) and market participant assumptions, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.

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

Interest income, adjusted for amortization of premium and accretion of discount on a yield to maturity methodology, is recorded on an accrual basis to the extent that such amounts are expected to be collected.  Origination and/or closing fees associated with investments in Portfolio Companies are recorded as income at the time the investment is made.  Upon the prepayment of a loan or debt security, any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans when received.  Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that the Company expects to collect such amounts.

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

Investment Classification —As defined in the 1940 Act, “Control Investments” are investments in those companies that we are deemed to “Control.”  “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of us, as defined in the 1940 Act, other than Control Investments.  “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments.  Generally, under that 1940 Act, we are deemed to control a company in which we have invested if we own 25% or more of the voting securities of such company or have greater than 50% representation on its board.  We are deemed to be an affiliate of a company in which we have invested if we own 5% or more and less than 25% of the voting securities of such company.

Investment Transactions and Related Operating Income — Investment transactions and related revenues and expenses are accounted for on the trade date.  The cost of securities sold is determined on a first-in, first-out basis, unless otherwise specified.  Dividend income and distributions on investment securities is recorded on the ex-dividend date.  The tax characteristics of such distributions received from our Portfolio Companies will be determined by whether or not the distribution was made from the investment’s current taxable earnings and profits or accumulated taxable earnings and profits from prior years. Interest income, which includes accretion of discount and amortization of premium, if applicable, is recorded on the accrual basis to the extent that such amounts are expected to be collected.  Fee income includes fees for guarantees and services rendered by the Company or its wholly-owned subsidiary to Portfolio Companies and other third parties such as due diligence, structuring, transaction services, monitoring services, and investment advisory services. Guaranty fees are recognized as income over the related period of the guaranty. Due diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Monitoring and investment advisory services fees are generally recognized as income as the services are rendered.  Any fee income determined to be loan origination fees is recorded as income at the time the investment is made and any original issue discount and market discount are capitalized and then amortized into income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized original issue discount or market discount is recorded as a realized gain.  For investments with PIK interest and dividends, we base income and dividend accrual on the valuation of the PIK notes or securities received from the borrower.  If the Portfolio Company indicates a value of the PIK notes or securities that is not sufficient to cover the contractual interest or dividend, the Company does not accrue interest or dividend income on the notes or securities.

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

Cash Equivalents — For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. As of October 31, 2013, the Company had approximately $71.9 million in cash equivalents of the total cash and cash equivalents of approximately $81.0 million.

Restricted Cash and Cash Equivalents - Cash and cash equivalent accounts that are not available to the Company for day to day use are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank,

N.A., which is classified as restricted cash on the Company’s Consolidated Balance Sheet (equivalent to approximately $6.8 million at October 31, 2013).

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012 and 2013 fiscal years (“Expense Limitation Agreement”).  The Company and the Adviser have agreed to continue the expense cap into fiscal year 2014, though they may determine to revise the present calculation methodology later in the year.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund was excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2014, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds or the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund has closed on approximately $104 million of capital commitments.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make additional investments that represent more than 5% of its total assets or more than 10% of the outstanding voting securities of the issuer (“Non-Diversified Investments”) through the PE Fund. As previously disclosed, the Company is restricted in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees generated by the PE Fund and its portfolio companies and a portion of any carried interest generated by the PE Fund.  Given this separate arrangement with the GP and the PE Fund (the “PM Agreement”), under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a Portfolio Company on the Consolidated Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  There are additional disclosures resulting from this consolidation.

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

5.                                      Incentive Compensation

Effective November 1, 2006, Mr. Tokarz’s employment agreement with the Company terminated and the obligations under Mr. Tokarz’s agreement were superseded by those under the Advisory Agreement entered into with TTG Advisers.  Pursuant to the Advisory Agreement, the Company pays an incentive fee to TTG Advisers which is generally: (i) 20% of pre-incentive fee net operating income and (ii) 20% of cumulative aggregate net realized capital gains less aggregate unrealized depreciation (on our portfolio securities acquired after November 1, 2003).  TTG Advisers is entitled to an incentive fee with respect to our pre-incentive fee net operating income in each fiscal quarter as follows:  no incentive fee in any fiscal quarter in which our pre-incentive fee net operating income does not exceed the lower hurdle rate of 1.75% of net assets, 100% of our pre-incentive fee net operating income with respect to that portion of such pre-

incentive fee net operating income, if any, that exceeds the lower hurdle amount but is less than 2.1875% of net assets in any fiscal quarter and 20% of the amount of our pre-incentive fee net operating income, if any, that exceeds 2.1875% of net assets in any fiscal quarter.  Under the Advisory Agreement, the accrual of the provision for incentive compensation for net realized capital gains is consistent with the accrual that was required under the employment agreement with Mr. Tokarz.

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

At October 31, 2012, the provision for estimated incentive compensation was approximately $15.7 million.  During the year ended October 31, 2013, this provision for incentive compensation was increased by a net amount of approximately $8.3 million to approximately $24.0 million.  The net increase in the provision for incentive compensation during the year ended October 31, 2013 reflects the Valuation Committee’s determination to increase the fair values of eleven of the Company’s portfolio investments (Custom Alloy, Octagon, MVC Automotive, Security Holdings, Turf, Vestal, Centile, Biovation, Prepaid Legal, U.S. Gas, and SIA Tekers) by a total of approximately $47.5 million and the difference between the amount received from the sale of Summit and Summit’s carrying value at January 31, 2013, which was an increase of approximately $3.6 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of eight of the Company’s portfolio investments (Ohio Medical, SGDA Europe, NPWT, Freshii, HH&B, Velocitius, RuMe and JSC Tekers) by a total of approximately $10.4 million and reflects the $84,000 realized gain related to NPWT.  For the year ended October 31, 2013, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

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

For the Fiscal Year Ended October 31, 2013

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

On October 14, 2013, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was payable on October 31, 2013 to shareholders of record on October 24, 2013. The total distribution amounted to $3,053,388.

During the quarter ended October 31, 2013, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 231 shares of our common stock at an average price of $13.91, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

8.                                      Concentration of Market and Credit Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which represented approximately 76.09% of the Company’s total assets at October 31, 2013. As discussed in Note 9, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of Portfolio Companies in a limited number of industries.  At this time, the Company’s investments in short-term securities are in 90-day Treasury Bills and other U.S. Government securities, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts or other interest bearing accounts.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of October 31, 2013 and 2012.

	October 31, 2013	October 31, 2012
Energy Services	26.12%	23.49%
Medical Device Manufacturer	12.35%	7.96%
Automotive Dealerships	9.89%	9.63%
Electrical Engineering	9.21%	6.22%
Specialty Chemicals	7.27%	19.26%
Manufacturer of Pipe Fittings	6.99%	6.64%
Renewable Energy	5.05%	5.63%
Theme Park	3.80%	3.92%
Soil Remediation	3.38%	3.75%
Iron Foundries	3.32%	1.62%
Distributor - Landscaping and Irrigation Equipment	3.27%	3.18%
Private Equity	2.97%	2.14%
Real Estate Management	2.80%	1.04%
Consumer Services	2.54%	1.79%
Manufacturer of Remidiation Materials	2.43%	0.00%
Food Services	2.31%	0.27%
Insurance	1.91%	0.00%
Technology	1.77%	2.79%
Financial Services	1.76%	1.61%
Software	1.21%	0.81%
Manufacturer of Laminate Material and Composites	0.85%	0.39%
Port Facilities	0.37%	0.32%
Consumer Products	0.31%	0.41%
Telecommunications	0.00%	1.80%
Apparel	0.00%	0.00%
Health & Beauty - Retail	0.00%	0.03%
	111.88%	104.70%

The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries.  As of October 31, 2013, our largest investment, U.S. Gas, comprised 26.12% of our net assets, and as of October 31, 2012, the fair values of our two largest investments, Summit and U.S. Gas, comprised 19.26% and 23.49% of our net assets, respectively.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•                  Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We did not value any of our investments using Level 1 inputs as of October 31, 2013.

•                  Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date, or within six months of the measurement date, are generally categorized as Level 2 investments.  We valued our short-term investment using Level 2 inputs as of October 31, 2013.

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

The following fair value hierarchy table sets forth our investment portfolio by level as of October 31, 2013 and 2012 (in thousands):

	October 31, 2013
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$113,153	$113,153
Common Stock	—	—	19,593	19,593
Preferred Stock	—	—	180,357	180,357
Warrants	—	—	220	220
Other Equity Investments	—	—	126,975	126,975
Escrow receivables	—	—	6,237	6,237
Short-term investments	—	49,827	—	49,827
Total Investments, net	$—	$49,827	$446,535	$496,362

	October 31, 2012
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$89,502	$89,502
Common Stock	—	—	69,686	69,686
Preferred Stock	—	—	138,089	138,089
Warrants	—	—	34	34
Other Equity Investments	—	—	107,685	107,685
Guarantees	—	—	(825)	(825)
Escrow receivables	—	—	991	991
Total Investments, net	$—	$—	$405,162	$405,162

The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the fiscal years ended October 31, 2013 and October 31, 2012 (in thousands):

	Balances, November 1, 2012	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, October 31, 2013
Senior/Subordinated Loans and credit facilities	$89,502	$152	$(2)	$(748)	$61,609	$(37,360)	$—	$113,153
Common Stock	69,686	48,281	(44,497)	6,924	5,487	(66,288)	—	19,593
Preferred Stock	138,089	(4,421)	4,505	11,893	30,388	(97)	—	180,357
Warrants	34	—	—	(102)	288	—	—	220
Other Equity Investments	107,685	—	—	17,798	1,522	(30)	—	126,975
Guarantees	(825)	—	—	825	—	—	—	—
Escrow receivables	991	(684)	—	—	6,311	(381)	—	6,237
Total	$405,162	$43,328	$(39,994)	$36,590	$105,605	$(104,156)	$—	$446,535

	Balances, November 1, 2011	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, October 31, 2012
Senior/Subordinated Loans and credit facilities	$85,587	$(26,650)	$26,525	$(111)	$5,924	$(1,773)	$—	$89,502
Common Stock	94,001	7,235	(7,293)	(9,014)	48	(15,291)	—	69,686
Preferred Stock	146,382	—	—	(8,543)	250	—	—	138,089
Warrants	—	—	—	—	34	—	—	34
Other Equity Investments	123,441	(1,309)	1,350	(24,557)	8,760	—	—	107,685
Guarantees	—	—	—	(825)	—	—	—	(825)
Escrow receivables	1,147	143	—	—	286	(585)	—	991
Total	$450,558	$(20,581)	$20,582	$(43,050)	$15,302	$(17,649)	$—	$405,162

(1)	Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.
(2)

Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities disposed of during the fiscal years ended October 31, 2013 and 2012, respectively.

(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities held at October 31, 2013 and 2012, respectively.
(4)

Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities.

(5)	Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following table summarizes information about the Company’s Level 3 fair value measurements as of October 31, 2013 (Fair Value is disclosed in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	10/31/2013	Valuation technique	Unobservable input	Low	High	average (a)

Common Stock (c) (d)	$19,593	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	100.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	13.3%	15.0%	13.3%

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	5.0x	9.0x	5.0x
			Forward EBITDA Multiple	5.5x	5.5x	5.5x

Senior/Subordinated loans and credit facilities (b) (d)	$113,153	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	EBITDA Multiple	5.0x	11.8x	6.5x
			Forward EBITDA Multiple	5.0x	5.0x	5.0x
			Market Quotes	100.0%	100.0%	100.0%

		Income Approach	Discount Rate	13.3%	13.5%	13.4%
			Required Rate of Return	15.0%	16.0%	15.4%

Other Equity Investments (d)	$126,975	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	EBIT Multiple	8.0x	8.0x	8.0x
			Discount to notional value of CLO equity	20.0%	20.0%	20.0%
			Revenue Multiple	2.0x	2.0x	2.0x
			Forward EBITDA Multiple	5.0x	8.0x	7.5x
			EBITDA Multiple	6.0x	8.0x	7.8x
			Euros per TTM MWhr	€0.70	€0.70	€0.70
			Euros per Expected MWhr new P50	€0.70	€0.70	€0.70

		Income Approach	Discount Rate	7.5%	17.3%	9.6%

Preferred Stock (c)	$180,357	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	$0.0	$0.0

		Market Approach	Revenue Multiple	2.0x	2.0x	0.3x
			EBITDA Multiple	5.0x	9.0x	6.5x
			% of AUM	0.8%	0.8%	0.8%
			Illiquidity Discount	30.0%	30.0%	30.0%

		Income Approach	Discount Rate	15.0%	16.5%	16.4%

Warrants	$220	Market Approach	EBITDA Multiple	11.8x	11.8x	11.8x

		Income Approach	Discount Rate	13.5%	23.8%	23.0%
			Illiquidity Discount	25.0%	25.0%	25.0%

		Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%

Escrow Receivables	$6,237	Adjusted Net Asset Approach	Discount to Net Asset Value	6.0%	100.0%	7.4%

Total	$446,535

Notes:

(a)	Calculated based on fair values.
(b)	Certain investments are priced using non-binding broker or dealer quotes.
(c)	Certain common and preferred stock investments are fair valued based on liquidation-out preferential rights held by the Company.
(d)	Real estate appraisals are performed by independent third parties and the Company does not have reasonable access to the underlying unobservable inputs.
*	The above table excludes certain investments whose fair value is zero due to certain specific situations at the portfolio company level.

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

For the Fiscal Year Ended October 31, 2013

During the year ended October 31, 2013, the Company made six new investments, committing capital totaling approximately $62.4 million.  The investments were made in Summit ($22.0 million), SCSD ($5.5 million), Prepaid Legal ($9.9 million), Morey’s ($8.0 million), Biogenic ($9.5 million) and Advantage ($7.5 million).

During the year ended October 31, 2013, the Company made nine follow-on investments into five existing portfolio companies totaling approximately $33.3 million.  On November 26, 2012, the Company loaned an additional $8.0 million to JSC Tekers, increasing the secured loan amount to $12.0 million.  The interest rate remains at 8% per annum and the maturity date was extended to December 31, 2014.  On February 15, 2013 and May 7, 2013, the Company contributed a total of approximately $1.1 million to the PE Fund related to expenses and an additional investment in Plymouth Rock Energy, LLC.  As of October 31, 2013, the PE Fund has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc.  On June 11, 2013, the Company invested $22.6 million in Ohio Medical in the form of 7,477 shares of series C convertible preferred stock.  This follow-on investment replaced the guarantee the Company had with Ohio Medical.  The guarantee is no longer a commitment of the Company.  On August 2, 2013, the Company increased its common equity interest in MVC Automotive by approximately $133,000.  During the year ended October 31, 2013, the Company loaned an additional $1.5 million to Biovation, increasing the loan amount to approximately $3.1 million. The Company also received warrants at no cost. The Company allocated a portion of the cost basis of the additional loan to the warrants at the time the investment was made.

On December 17, 2012, the Company received a dividend from Vestal of approximately $426,000.

On December 17, 2012, the Company realized a loss of approximately $2.0 million on the 21,064 common shares of Lockorder Limited, a Legacy Investment, which had a fair value of $0.

On December 19, 2012, MVC Automotive made a principal payment of approximately $2.0 million on its bridge loan.  As of October 31, 2013, the balance of the bridge loan was approximately $1.6 million.

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

On February 8, 2013, the Company received a $70,000 dividend from Marine.

On February 13, 2013, the Company announced the signing of a definitive agreement to sell Summit to an affiliate of One Rock Capital Partners, LLC, subject to regulatory approvals, which were received on February 25, 2013, and the satisfaction of other customary closing conditions, including an escrow.  Prior to the completion of the transaction, the Company and other existing Summit shareholders purchased SCSD from Summit.  The Company invested approximately $5.5 million for 784 shares of class B common stock.  SCSD provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.  On March 29, 2013, the Company received gross equity proceeds of approximately $66.3 million, resulting in a realized gain of approximately $49.5 million from the transaction, a $3.6 million premium to the last reported fair market value placed on Summit by the Company’s Valuation Committee as of January 31, 2013.  The $66.3 million of proceeds includes approximately $6.3 million held in escrow, which had a fair value of approximately $5.9 million as of October 31, 2013.  The decrease in the escrow fair value of approximately $400,000 was recorded as a realized loss.  Also, as part of the sale, the $12.1 million second lien loan to Summit was repaid in full, including all accrued interest.  The Company then provided Summit with a $22.0 million second lien loan with an annual interest rate of 14% and a maturity date of October 1, 2018.

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

During the year ended October 31, 2013, the Company received dividend payments from U.S. Gas totaling approximately $7.6 million.

During the year ended October 31, 2013, Marine made principal payments totaling $900,000 on its senior subordinated loan.  As of October 31, 2013, the balance of the loan was approximately $11.4 million.

During the year ended October 31, 2013, Custom Alloy made principal payments of approximately $8.2 million on its loan.  As of October 31, 2013, the outstanding balance of the loan was approximately $7.5 million.

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

During the quarter ended July 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $22,000 and series B preferred stock by approximately $5.0 million, Security Holdings equity interest by approximately $1.9 million, U.S. Gas convertible series I preferred stock by $11.6 million, Vestal common stock by $1.0 million, Centile equity interest by $474,000 and the Biovation bridge loan by approximately $135,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biovation and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,198,394.  The Valuation

Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $201,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in NPWT preferred and common stock by a total of approximately $210,000, SGDA Europe equity interest by approximately $187,000, Velocitius equity interest by approximately $116,000, Freshii warrant by approximately $8,000, Biovation warrant by $82,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $85,000.  Also, during the quarter ended July 31, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $70,000.

During the quarter ended October 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $18,000 and series B preferred stock by approximately $4.1 million, Security Holdings equity interest by approximately $3.4 million, Vestal common stock by $2.7 million, Centile equity interest by $568,000, MVC Automotive equity interest by approximately $779,000, NPWT preferred and common stock by a total of approximately $19,000, SGDA Europe equity interest by approximately $141,000, Velocitius equity interest by approximately $505,000, Tekers common stock by $214,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $649,000, Pre-Paid Legal second lien loan by approximately $144,000 and the Biovation bridge loan by approximately $87,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biovation, Biogenic and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $968,538.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $900,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in the Freshii warrant by approximately $12,000, RuMe preferred stock by $750,000, Ohio Medical Preferred stock by $1.9 million and Foliofn preferred stock by approximately $3.8 million.  Also, during the quarter ended October 31, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $97,000.

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $44,000 and series B preferred stock by approximately $10.0 million, Octagon equity interest by $450,000, Pre-Paid Legal term loans A and B by a total of approximately $119,000, MVC Automotive equity interest by approximately $3.7 million, Security Holdings equity interest by approximately $12.2 million, Turf equity interest by $592,000, Vestal common stock by approximately $6.8 million, U.S. Gas convertible series I preferred stock by $11.6 million, Pre-Paid Legal second lien loan by approximately $144,000, Centile equity interest by approximately $1.6 million, Biovation loan by approximately $177,000, Tekers common stock by $230,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii, Biogenic and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $3,269,909.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the

Company’s investments in Ohio Medical Preferred stock by $6.5 million, SGDA Europe equity interest by approximately $1.2 million, NPWT preferred and common stock by a total of approximately $205,000, Freshii warrant by approximately $15,000, Foliofn preferred stock by approximately $3.8 million, RuMe preferred stock by $327,000, HH&B common stock by $100,000, Velocitius equity interest by approximately $1.9 million, JSC Tekers secured loan by $1.0 million and the Biovation warrant by $87,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee which had a net change of $825,000.  Also, during the fiscal year ended October 31, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $247,000.

At October 31, 2013, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $440.3 million with a cost basis of $372.0 million.  At October 31, 2013, the fair value and cost basis of the Legacy Investments was $7.0 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $433.3 million and $348.2 million, respectively.  At October 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $404.2 million with a cost basis of $332.4 million.  At October 31, 2012, the fair value and cost basis of the Legacy Investments were $10.8 million and $30.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $393.4 million and $302.1 million, respectively.

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

On August 9, 2012, the Company sold its common shares of SHL Group Limited and received gross proceeds of approximately $15.3 million, resulting in a realized gain of approximately $9.2 million.  The $15.3 million in proceeds included all transaction expenses and approximately $225,000 held in escrow, which had a fair value of $135,000 as of October 31, 2012.

On October 12, 2012, the Company received a dividend from U.S. Gas of approximately $2.4 million.  U.S. Gas’ board approved an initial dividend to its shareholders, with future distributions projected to be paid quarterly. The Company anticipated receiving dividends from U.S. Gas for as long as it maintains its equity investment in U.S. Gas, and its cash flows can support the dividend. Each quarterly dividend must be approved by U.S. Gas’s board of directors and be permissible under its gas and electric supply credit agreement.

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

At October 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $404.2 million with a cost basis of $332.4 million.  At October 31, 2012, the fair value and cost basis of the Legacy Investments were $10.8 million and $30.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $393.4 million and $303.5 million, respectively.  At October 31, 2011, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $452.2 million, with a cost basis of $358.2 million.  At October 31, 2011, the fair value and cost basis of portfolio investments of the Legacy Investments was $10.8 million and $32.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.4 million and $325.9 million, respectively.

10.                               Commitments and Contingencies

Commitments to/for Portfolio Companies:

At October 31, 2013, the Company’s existing commitments to Portfolio Companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at October 31, 2013
Turf	$1.0 million	$1.0 million
MVC Private Equity Fund LP	$20.1 million	$9.3 million
Total	$21.1 million	$10.3 million

Guarantees

As of October 31, 2013, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at October 31, 2013
MVC Automotive	$5.4 million	—
Tekers	$68,000	—
Total	$5.5 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At October 31, 2013, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be $0.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee had a commitment of approximately 50,000 euros at October 31, 2013, equivalent to approximately $68,000.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.4 million at October 31, 2013) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of October 31, 2013 is approximately 7.2 million Euro (equivalent to approximately $9.8 million).

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note.  The note bears annual interest at 6.0% and expires on January 31, 2014.

On July 31, 2008, Turf borrowed $1.0 million from the secured junior revolving note.  At October 31, 2013, the outstanding balance of the secured junior revolving note was $1.0 million.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of October 31, 2013, $9.3 million of the Company’s commitment was contributed.

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

Commitments of the Company

Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers, which has since been amended and restated (the “Advisory Agreement”), and described in Note 4 of the consolidated financial statements, “Management”, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space.  The Company’s offices continue to be located on the second floor of 287 Bowman Avenue, Purchase, New York 10577.

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

On February 26, 2013, the Company received the funds related to the Senior Notes offering, net of expenses, and subsequently repaid the Credit Facility in full, including all accrued interest.  The Company intends to use the excess net proceeds after the repayment of the Credit Facility for general corporate purposes, including, for example, investing in portfolio companies according to our investment objective and strategy, repurchasing shares pursuant to the share repurchase program adopted by our Board of Directors, funding distributions, and/or funding the activities of our subsidiaries.

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of October 31, 2013, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $115.0 million. The market value of the Senior Notes is based on the closing price of the security as of October 31, 2013 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). During the year ended October 31, 2013, the Company’s net borrowings on Credit Facility II were $50.0 million, resulting in an outstanding balance of $50 million at October 31, 2013.  Credit Facility II will be used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid a closing fee, legal and other costs associated with this transaction.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share including commission	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
As of October 30, 2011	306,100	$13.06	306,100	$1,000,872
April 1, 2011 - April 30, 2011	74,005	$13.06	74,005	$34,217
Total	380,105	$13.06	380,105	$34,217

On July 19, 2011, the Company’s Board of Directors approved a share repurchase program authorizing up to $5.0 million for share repurchases.  No shares were repurchased under this new repurchase program as of October 31, 2012.

On April 3, 2013 the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. The following table represents our stock repurchase program for the fiscal year ended October 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share including commission	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Purchased Under the Program
As of October 31, 2012	—	—	—	—
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
Total	1,299,294	$12.83	1,299,294	$16,673,207

We had no unregistered sales of equity securities for the fiscal year ended October 31, 2013.

12.                               Tax Matters

Return of Capital Statement of Position (ROCSOP) Adjustment: During the year ended October 31, 2013, the Company recorded a reclassification for permanent book to tax differences. These differences were primarily due to book/tax treatment of partnership income. These differences resulted in a net decrease in accumulated losses of $4,951,005, a decrease in accumulated net realized loss of $535,610, and a decrease in additional paid-in capital of $5,486,615. This reclassification had no effect on net assets.

Distributions to Shareholders: The table presented below includes MVC Capital, Inc. only. The Company’s wholly-owned subsidiary MVCFS has not been included. As of October 31, 2013, the components of accumulated earnings/ (deficit) on a tax basis were as follows:

Tax Basis Accumulated Earnings (Deficit)
Accumulated capital and other losses	$(906,240)

Gross unrealized appreciation	138,615,861
Gross unrealized depreciation	(71,966,905)

Net unrealized appreciation	$66,648,956

Total tax basis accumulated earnings	$65,725,544
Tax cost of investments	$373,360,857

Current year distributions to shareholders on a tax basis

Ordinary income	$12,526,704

Prior year distributions to shareholders on a tax basis

Ordinary income	$11,152,071
Return of Capital	$686,835

On October 31, 2013, the Company had a net capital loss carryforward of $906,240 of which $906,240 will expire in the year 2019. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed.

Qualified Dividend Income Percentage

The Company designated 64.96% of dividends declared and paid during the year ending October 31, 2013 from net operating income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate Dividends Received Deduction Percentage

Corporate shareholders may be eligible for the dividends received deduction for certain ordinary income distributions paid by the Company. The Company designated 64.96% of dividends declared and paid during the year ending October 31, 2013 from net operating income as qualifying for the dividends received deduction. The deduction is a pass through of dividends paid by domestic corporations (i.e. only equities) subject to taxation.

13.                               Income Taxes

The Company’s wholly-owned subsidiary MVCFS is subject to federal and state income tax. For the fiscal year ended October 31, 2013, the Company recorded a tax provision of $3,600. For the fiscal year ended October 31, 2012, the Company recorded a tax provision of $3,997. For the fiscal year ended October 31, 2011, the Company recorded a tax provision of $13,557. The provision for income taxes was comprised of the following:

	Fiscal Year ended
	October 31, 2013	October 31, 2012	October 31, 2011
Current tax (benefit) expense:
Federal	$—	$—	$11,363
State	3,600	3,997	2,194
Total current tax (benefit) expense	3,600	3,997	13,557

Deferred tax expense (benefit):
Federal	—	—	—
State	—	—	—
Total deferred tax expense (benefit)	—	—	—

Total tax (benefit) provision	$3,600	$3,997	$13,557

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the fiscal years ended October 31, 2013, 2012 and 2011:

	Fiscal Year Ended
	October 31, 2013	October 31, 2012	October 31, 2011
Federal income tax benefit at statutory rate	$(917,457)	$(1,328,162)	$(1,503,159)
State income taxes, net of federal benefit	(222,388)	(317,105)	(350,409)
Other	—	(7,414)	11,363
Net change to valuation allowance	1,143,445	1,656,678	1,855,762
	$3,600	$3,997	$13,557

The Company generated a net operating loss of approximately $2.9 million in the current year for federal and New York state purposes.  The net operating loss will be carried forward to offset federal taxable income in future years.  As of October 31, 2013, the Company has the following NOL available to be carried forward:

NOL - Federal	NOL — New York State	Fiscal Year of NOL	Expiration

$—	$29,673	October 31, 2007	October 31, 2027
$1,411,365	$2,284,298	October 31, 2008	October 31, 2028
$2,585,262	$2,780,861	October 31, 2009	October 31, 2029
$3,969,891	$3,968,135	October 31, 2010	October 31, 2030
$5,286,401	$5,284,207	October 31, 2011	October 31, 2031
$3,660,070	$3,656,073	October 31, 2012	October 31, 2032
$2,904,408	$2,900,808	October 31, 2013	October 31, 2033

Due to the uncertainty surrounding the ultimate utilization of these net operating losses, the Company has recorded a 100% valuation allowance against its federal and state net deferred tax assets totaling approximately $6,846,134 and $1,794,000, respectively.

Deferred income tax balances for MVCFS reflect the impact of temporary difference between the carrying amount of assets and liabilities and their tax bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The components of our deferred tax assets and liabilities for MVCFS as of October 31, 2013, October 31, 2012 and October 31, 2011 were as follows:

	October 31, 2013	October 31, 2012	October 31, 2011
Deferred tax assets:
Deferred revenues	$89,958	$176,889	$106,258
Net operating loss	8,486,145	7,255,703	5,705,083
Others	64,502	64,567	29,140
Total deferred tax assets	$8,640,605	$7,497,160	$5,840,482

Valuation allowance on Deferred revenues and Net operating loss	$(8,640,605)	$(7,497,160)	$(5,840,482)

Net deferred tax assets	$—	$—	$—

Deferred tax liabilities:
Deferred tax liabilities	—	—	—

Total deferred tax liabilities	—	—	—

Net deferred taxes	$—	$—	$—

14.                               Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, which includes MVC Cayman and MVCFS.

The following table presents book basis segment data for the fiscal year ended October 31, 2013:

	MVC	MVCFS	Consolidated

Interest and dividend income	$19,621,418	$91	$19,621,509
Fee income	254,741	2,598,076	2,852,817
Fee income - asset management	—	1,795,372	1,795,372
Other income	492,743	—	492,743
Total operating income	20,368,902	4,393,539	24,762,441

Total operating expenses	21,209,874	7,144,162	28,354,036
Less: Waivers by Adviser	(150,000)	—	(150,000)
Total net operating expenses	21,059,874	7,144,162	28,204,036

Net operating loss before taxes	(690,972)	(2,750,623)	(3,441,595)
Tax expense	—	3,600	3,600
Net operating loss	(690,972)	(2,754,223)	(3,445,195)
Net realized gain on investments	43,664,918	—	43,664,918
Net unrealized (depreciation) appreciation on investments	(3,537,460)	54,587	(3,482,873)
Net increase (decrease) in net assets resulting from operations	39,436,486	(2,699,636)	36,736,850

In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc.

15.                               Subsequent Events

On November 1, 2013, Custom Alloy made a $500,000 principal payment on its loan.

On November 1, 2013, Turf repaid its junior revolving note in full including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  Turf also made a $4.5 million principal payment on its senior subordinated loan, resulting in an outstanding balance of approximately $3.9 million.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank.

On November 13, 2013, the Company loaned $4.0 million to Security Holdings in the form of a 5% cash bridge loan with a maturity date of February 15, 2014.

On November 19, 2013, the Company increased its common equity interest in Centile by $100,000.

On November 19, 2013, the Company invested an additional $5.0 million into MVC Automotive in the form of common equity interest.  Also on November 19, 2013, the MVC Automotive bridge loan, of approximately $1.8 million including accrued interest, was converted to common equity interest.

On December 16, 2013, the Company announced the termination of its agreement to sell U.S. Gas to United States Gas & Electric Holdings, Inc. (“US Holdings”), a company organized to acquire U.S. Gas.  US Holdings was unable to satisfy the closing conditions of the original agreement (October 4, 2013) and subsequently submitted a transaction termination notice to the Company on December 10, 2013.

On December 20, 2013, the Company announced that its Board of Directors has declared a dividend of $0.135 per share to be distributed to shareholders for the first quarter of fiscal 2014. The dividend is payable on January 7, 2014 to shareholders of record on December 31, 2013.

On December 23, 2013, the Company loaned $3.3 million to RuMe in the form of a senior secured loan with an interest rate of 12% and a maturity date of April 4, 2014.  On December 31, 2013, the Company also purchased warrants for shares of common non-voting stock for a nominal amount.

On January 2, 2014, the Company loaned $7.0 million to Morey’s, increasing the second lien loan amount to $15.0 million.  The interest rate on the total loan amount was increased to 13%.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MVC Capital, Inc.

We have audited the accompanying consolidated balance sheets of MVC Capital, Inc. (the “Company”), including the consolidated schedules of investments, as of October 31, 2013 and 2012, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2013, and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2013. Our audit also included the financial statement schedule listed in the Index at Item 1 5(a)(2). These financial statements, the selected per share data and ratios and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, selected per share data and ratios and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of October 31, 2013, by correspondence with the custodians and management of the underlying investments. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the consolidated financial position of MVC Capital, Inc. as of October 31, 2013 and 2012, and the consolidated results of its operations, its cash flows and its changes in net assets for each of the three years in the period ended October 31, 2013 and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MVC Capital, Inc.’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated January 10, 2014 expressed an unqualified opinion thereon.

New York, New York

January 10, 2014

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

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of management, including our CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2013.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MVC Capital, Inc.

We have audited MVC Capital Inc.’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”). MVC Capital, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Controls and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MVC Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MVC Capital, Inc., including the consolidated schedules of investments, as of October 31, 2013 and 2012, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2013, and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2013, and our report dated January 10, 2014 expressed an unqualified opinion thereon.

New York, New York

January 10, 2014

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

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information with respect to “directors and executive officers of the Registrant” to be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2014 (the “2014 Proxy Statement”), which information is incorporated herein by reference.

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

ITEM 11.                                         EXECUTIVE COMPENSATION

Reference is made to the information with respect to “executive compensation” to be contained in the 2014 Proxy Statement, which information is incorporated herein by reference.

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

PART IV

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

		Page(s)
(a)(1)	Financial Statements

	Consolidated Balance Sheets
	October 31, 2013 and October 31, 2012	91

	Consolidated Schedule of Investments
	October 31, 2013	92-93
	October 31, 2012	94-95

	Consolidated Statement of Operations
	For the Year Ended October 31, 2013,
	the Year Ended October 31, 2012 and
	the Year Ended October 31, 2011	96

	Consolidated Statement of Cash Flows
	For the Year Ended October 31, 2013,
	the Year Ended October 31, 2012 and
	the Year Ended October 31, 2011	97

	Consolidated Statement of Changes in Net Assets
	For the Year Ended October 31, 2013,
	the Year Ended October 31, 2012 and
	the Year Ended October 31, 2011	98

	Consolidated Selected Per Share Data and Ratios
	For the Year Ended October 31, 2013,
	the Year Ended October 31, 2012,
	the Year Ended October 31, 2011,
	the Year Ended October 31, 2010 and
	the Year Ended October 31, 2009	99

	Notes to Consolidated Financial Statements	100-137
	Report of Independent Registered Public Accounting Firm	138

(a)(2)	The following financial statement schedules are filed here with:

	Schedule 12-14 of Investments in and Advances to Affiliates	148

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
3.2

Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to Exhibit 99.a.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

3.3

Fifth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 99.b. filed with Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-125953) filed on August 29, 2005)

4.1

Form of Share Certificate. (Incorporated by reference to Exhibit 99.d.1 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

4.2

Form of Indenture, dated February 26, 2013, between Registrant and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit d.2 filed with Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-184803) filed on February 26, 2013)

4.3

Form of First Supplemental Indenture relating to the 7.25% Senior Unsecured Notes due 2023, dated February 26, 2013, between the Registrant and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit d.3 filed with Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-184803) filed on February 26, 2013)

4.4

Form of 7.25% Senior Unsecured Notes due 2023. (Incorporated by reference to Exhibit d.4 filed with Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-184803) filed on February 26, 2013)

10.1

Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit 99.e filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.2

Amended and Restated Investment Advisory and Management Agreement between the Registrant and The Tokarz Group Advisers LLC.  (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

10.3

Form of Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.1 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

10.4

Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 99.j.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)

10.5

Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit10.4 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

10.6

Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.3 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2012)

10.7

Form of Transfer Agency Letter Agreement with Registrant and EquiServe Trust Company, N.A. (Incorporated by reference to Exhibit 99.k.2 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on November 23, 2004)

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

10.16

Form of Subscription Agreement, dated April 26, 2013. (Incorporated by reference to Exhibit k.15 filed with Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-184803) filed on April 26, 2013)

10.17

Credit Agreement between MVC Capital Inc. and Branch Banking and Trust Company. (Incorporated by reference to Exhibit 10.(A) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 9, 2013)

10.18

Amended and Restated Custody Agreement between MVC Capital, Inc. and Branch Banking and Trust Company. (Incorporated by reference to Exhibit 10.(B) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 9, 2013)

12.1

Statement of Computation of Ratios of Earnings to Fixed Charges. (Previously filed as Exhibit 99.1 filed with Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form N-2 (File No. 333-184803) filed on February 26, 2013)

12.2

Statement of Computation of Ratios of Earnings to Fixed Charges. (Previously filed as Exhibit 99.2 filed with Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form N-2 (File No. 333-184803) filed on April 26, 2013)

Exhibit Number	Description
21.1*

Financial Statements (as of 12/31/2012) of Vestal Manufacturing Enterprises, Inc., a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

21.2*

Financial Statements (as of 12/31/2012) of Ohio Medical Corporation, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

21.3**

Financial Statements of MVC Automotive Group B.V., a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

31*	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32*	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*Filed herewith

**To be filed by amendment

(b)                                Exhibits

Exhibit No.	Exhibit

21.1

Financial Statements (as of 12/31/2012) of Vestal Manufacturing Enterprises, Inc., a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

21.2

Financial Statements (as of 12/31/2012) of Ohio Medical Corporation, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

31	Certifications pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(c)                                              Financial Statement Schedules

Schedule 12-14	MVC Capital, Inc. and Subsidiaries
Schedule of Invesments in and Advances to Affiliaties

		Amount of Interest			Gross	Gross
		or Dividends Credited		October 31, 2012	Additions	Reductions	October 31, 2013
Portfolio Company	Investment (1)	to Income (5)	Other (2)	Fair Value	(3)	(4)	Fair Value
Companies More than 25% owned

MVC Automotive Group	Common Stock	—	—	33,519,000	3,757,000	—	37,276,000
(Automotive Dealership)	Bridge Loan	179,657	—	3,643,557	—	(2,008,313)	1,635,244

MVC Private Equity Fund LP	General Partnership Interest	—	—	205,924	82,226	—	288,150
(Private Equity Firm)	Limited Partnership Interest	—	—	8,072,249	3,311,919	—	11,384,168

Ohio Medical Corporation	Common Stock	—	—	—	—	—	—
(Medical Device Manufacturer)	Preferred Stock	—	—	31,100,000	—	(6,500,000)	24,600,000
	Preferred Stock	—	—	—	23,732,299	—	23,732,299
	Guarantee	—	—	(825,000)	—	825,000	—

SIA Tekers Invest	Common Stock	—	—	1,247,000	230,000	—	1,477,000
(Port Facilities)

Summit Research Labs, Inc.	Loan	673,592	—	11,868,017	—	(11,868,017)	—
(Specialty Chemical)	Preferred Stock	—	—	62,500,000	—	(62,500,000)	—

Turf Products, LLC	Loan	1,091,384	—	8,395,262	—	—	8,395,262
(Distributor - Landscaping & Irrigation Equipment)	LLC Interest	—	—	2,874,794	592,000	—	3,466,794
	Revolver	60,000	—	1,000,000	—	—	1,000,000
	Warrant	—	—	—	—	—	—

Velocitius B.V.	Common Equity Interest	—	—	21,725,000	—	(1,860,000)	19,865,000
(Renewable Energy)

Vestal Manufacturing Enterprises, Inc.	Loan	73,000	—	600,000	—	—	600,000
(Iron Foundries)	Common Stock	426,300	—	5,650,000	6,800,000	—	12,450,000

Total companies more than 25% owned		$2,503,933					$146,169,917

Companies More than 5% owned, but less than 25%

Advantage Insurance Holdings LTD	Preferred Stock	—	—	—	7,500,000	—	7,500,000
(Insurance)

Centile Holding B.V.	Common Stock	—	—	3,140,000	1,637,000	—	4,777,000
(Software)

Custom Alloy Corporation	Loan	1,376,794	—	15,623,348	94,174	(8,217,522)	7,500,000
(Manufacturer of Tubular Goods for the Energy Industry)	Preferred Stock	—	—	44,000	44,000	—	88,000
	Preferred Stock	—	—	9,956,000	9,956,000	—	19,912,000

Harmony Health & Beauty, Inc.	Common Stock	—	—	100,000	—	(100,000)	—
(Healthcare - Retail)

JSC Tekers Holdings	Common Stock	—	—	4,500	—	—	4,500
(Automotive Dealerships)	Loan	200,889	—	4,000,000	8,000,000	(1,000,000)	11,000,000

Marine Exhibition Corporation	Loan	1,307,686	—	11,842,742	472,318	(900,000)	11,415,060
(Theme Park)	Preferred Stock*	474,851	—	3,274,219	269,900	—	3,544,119

Octagon Credit Investors, LLC	LLC Interest	—	—	6,221,796	696,753	—	6,918,549
(Financial Services)

RuMe Inc.	Common Stock	—	—	160,000	—	—	160,000
(Consumer Products)	Preferred Stock	—	—	1,417,000	—	(327,000)	1,090,000

Security Holdings, B.V.	Common Equity Interest	—	—	24,011,000	12,247,000	—	36,258,000
(Technology Services)

SGDA Europe B.V.	Common Equity Interest	—	—	7,915,000	—	(1,174,000)	6,741,000
(Soil Remediation)

U.S. Gas & Electric, Inc.	Loan	1,403,648	—	9,619,644	499,154	—	10,118,798
(Energy Services)	Preferred Stock	7,647,265	—	81,067,607	11,600,000	—	92,667,607
	Preferred Stock	—	—	—	—	—	—

Total companies more than 5% owned, but less than 25%		$12,411,133					$219,694,633

This schedule should be read in conjunction with the Company’s consolidated statements as of and for the year ended October 31, 2013, including the consolidated schedule of investments.

(1) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.  The principal amount for loans and debt securities and the number of shares of common and preferred stock are shown in the consolidated schedule of investments as of October 31, 2013.

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

Date	Signature	Title

Date:		Chairman (Principal Executive Officer) and Director
January 13, 2014	/s/ Michael Tokarz
(Michael Tokarz)

Date:		Principal Financial Officer
January 13, 2014	/s/ Scott Schuenke
(Scott Schuenke)

Date:		Director
January 13, 2014	/s/ Emilio Dominianni
(Emilio Dominianni)

Date:		Director
January 13, 2014	/s/ Gerald Hellerman
(Gerald Hellerman)

Date:		Director
January 13, 2014	/s/ Phillip F. Goldstein
(Phillip F. Goldstein)

Date:		Director
January 13, 2014	/s/ Warren Holtsberg
(Warren Holtsberg)

Date:
January 13, 2014	/s/ Robert C. Knapp	Director
(Robert C. Knapp)

Date:
January 13, 2014	/s/ William E. Taylor	Director
(William E. Taylor)