Form 10-Q
period 2014-01-31
MVC CAPITAL, INC.
filed 2014-03-12
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

There were 22,617,688 shares of the registrant’s common stock, $.01 par value, outstanding as of March 12, 2014.

MVC Capital, Inc.

(A Delaware Corporation)

Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	January 31,	October 31,
	2014	2013
	(Unaudited)
ASSETS

Assets
Cash and cash equivalents	$55,049,730	$74,234,560
Restricted cash and cash equivalents	6,743,000	6,792,000
Investments at fair value
Short-term investments (cost $99,703,383 and $49,937,320)	99,777,105	49,826,893
Non-control/Non-affiliated investments (cost $99,750,278 and $92,139,375)	81,144,593	74,433,413
Affiliate investments (cost $137,224,491 and $136,499,386)	229,576,433	219,694,633
Control investments (cost $149,650,046 and $143,292,881)	148,078,601	146,169,917
Total investments at fair value (cost $486,328,198 and $421,868,962)	558,576,732	490,124,856
Escrow receivables, net of reserves	5,936,928	6,236,928
Dividends and interest receivables, net of reserves	3,909,563	3,528,899
Deferred financing fees	3,141,895	3,265,495
Fee and other receivables	2,607,037	2,109,538
Prepaid expenses	565,086	534,904
Prepaid taxes	—	336

Total assets	$636,529,971	$586,827,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Senior notes	$114,408,750	$114,408,750
Revolving credit facility	100,000,000	50,000,000
Provision for incentive compensation (Note 11)	24,513,050	23,959,109
Management fee payable	2,303,942	2,221,213
Management fee payable - Asset Management	838,347	606,766
Accrued expenses and liabilities	769,915	655,615
Professional fees payable	500,499	742,859
Interest payable	371,915	371,817
Portfolio fees payable - Asset Management	141,084	140,347
Consulting fees payable	135,511	167,968
Taxes payable	564	—

Total liabilities	243,983,577	193,274,444

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 22,617,688 and 22,617,688 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	420,165,045	420,165,045
Accumulated earnings	64,321,684	66,030,475
Dividends paid to stockholders	(107,590,867)	(104,537,479)
Accumulated net realized loss	(2,438,594)	(2,201,455)
Net unrealized appreciation	72,248,534	68,255,894
Treasury stock, at cost, 5,686,760 and 5,686,760 shares held, respectively	(54,442,452)	(54,442,452)
Total shareholders’ equity	392,546,394	393,553,072

Total liabilities and shareholders’ equity	$636,529,971	$586,827,516

Net asset value per share	$17.36	$17.40

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2014	January 31, 2013
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$190	$974
Affiliate investments	106,323	2,385,748
Control investments	—	426,300
Total dividend income	106,513	2,813,022

Payment-in-kind dividend income
Affiliate investments	—	65,484
Total payment-in-kind dividend income	—	65,484

Interest income
Non-control/Non-affiliated investments	1,303,394	543,884
Affiliate investments	1,076,169	1,022,952
Control investments	95,305	581,774
Total interest income	2,474,868	2,148,610

Payment-in-kind interest income
Non-control/Non-affiliated investments	782,066	16,012
Affiliate investments	246,873	338,675
Control investments	39,272	213,574
Total payment-in-kind interest income	1,068,211	568,261

Fee income
Non-control/Non-affiliated investments	504	104
Affiliate investments	230,000	236,846
Control investments	80,750	133,800
Total fee income	311,254	370,750

Fee income - Asset Management(1)
Portfolio fees	141,435	140,613
Management Fees	308,775	308,841
Total fee income - Asset Management	450,210	449,454

Other income (loss)	202,198	(29,845)

Total operating income	4,613,254	6,385,736

Operating Expenses:
Management fee	2,303,942	2,080,237
Interest and other borrowing costs	2,255,510	937,043
Incentive compensation (Note 11)	553,941	1,174,661
Management fee - Asset Management(1)	231,581	231,631
Audit fees	162,400	158,300
Other expenses	140,738	133,553
Legal fees	138,000	136,000
Consulting fees	135,151	132,251
Portfolio fees - Asset Management(1)	106,076	105,460
Directors fees	103,125	103,125
Insurance	86,700	82,770
Administration	64,675	63,872
Public relations fees	51,000	49,500
Printing and postage	25,806	31,000

Total operating expenses	6,358,645	5,419,403

Less: Voluntary Expense Waiver by Adviser(2)	(37,500)	(37,500)

Total waivers	(37,500)	(37,500)

Net operating (loss) income before taxes	(1,707,891)	1,003,833

Tax Expenses:
Current tax expense	900	733

Total tax expense	900	733

Net operating (loss) income	(1,708,791)	1,003,100

Net Realized and Unrealized (Loss) Gain on Investments:

Net realized loss on investments
Non-control/Non-affiliated investments	(237,139)	(1,922,539)

Total net realized loss on investments	(237,139)	(1,922,539)

Net change in unrealized appreciation on investments	3,992,640	7,795,677

Net realized and unrealized gain on investments	3,755,501	5,873,138

Net increase in net assets resulting from operations	$2,046,710	$6,876,238

Net increase in net assets per share resulting from operations	$0.10	$0.29

Dividends declared per share	$0.135	$0.135

(1)These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”). Please see Note 10 “Management” for more information.

(2) Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2014 and 2013 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  Please see Note 10 “Management” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2014	January 31, 2013
Cash flows from Operating Activities:
Net increase in net assets resulting from operations	$2,046,710	$6,876,238
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized loss	237,139	1,922,539
Net change in unrealized appreciation	(3,992,640)	(7,795,677)
Amortization of discounts and fees	(354,744)	(11,964)
Increase in accrued payment-in-kind dividends and interest	(1,008,665)	(633,745)
Amortization of deferred financing fees	123,600	—
Allocation of flow through (income) loss	(101,099)	29,845
Changes in assets and liabilities:
Dividends, interest and fees receivable	(380,664)	1,747,870
Fee and other receivables	(497,499)	(415,744)
Escrow receivables, net of reserves	300,000	496,736
Prepaid expenses	(30,182)	(68,916)
Prepaid taxes	336	176
Incentive compensation (Note 11)	553,941	1,174,661
Other liabilities	155,192	212,886
Purchases of equity investments	(5,258,643)	—
Purchases of debt instruments	(14,250,000)	(8,500,000)
Purchases of short term investments	(99,703,473)	—
Proceeds from equity investments (1)	107,673	—
Proceeds from debt instruments	6,100,000	2,682,555
Sales/maturities of short term investments	49,772,576	—

Net cash used in operating activities	(66,180,442)	(2,282,540)

Cash flows from Financing Activities:
Net proceeds from revolving credit facility	50,000,000	—
Distributions paid to shareholders	(3,053,388)	(3,228,793)

Net cash provided by (used in) financing activities	46,946,612	(3,228,793)

Net change in cash and cash equivalents for the period	(19,233,830)	(5,511,333)

Unrestricted and restricted cash and cash equivalents, beginning of period	$81,026,560	$42,640,558

Unrestricted and restricted cash and cash equivalents, end of period	$61,792,730	$37,129,225

(1) For the quarter ended January 31, 2014, proceeds from equity investments includes $107,673 in escrow receivables, net of reserves.

During the quarters ended January 31, 2014 and 2013 MVC Capital, Inc. paid $2,107,007 and $830,555 in interest expense, respectively.

During the quarters ended January 31, 2014 and 2013 MVC Capital, Inc. paid $300 and $857 in  income taxes, respectively.

Non-cash activity:

During the quarters ended January 31, 2014 and 2013, MVC Capital, Inc. recorded payment in-kind dividend and interest of $1,008,665 and $633,745, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the quarters ended January 31, 2014 and 2013, MVC Capital, Inc. was allocated $202,198 and ($29,845), respectively, in flow-through income (losses) from its equity investment in Octagon Credit Investors, LLC.  Of these amounts, $101,099 and $0, respectively, was received in cash and the balance of $101,099 and ($29,845), respectively, was undistributed and therefore increased (decreased) the cost of the investment.  The fair value was then increased (decreased) by $202,198 and ($29,845), respectively, by the Company’s Valuation Committee.

On November 19, 2013, MVC Capital, Inc. converted the MVC Automotive Group B.V. bridge loan of approximately $1.6 million to addional common equity interest.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Quarter Ended	For the Quarter Ended	For the Year Ended
	January 31, 2014	January 31, 2013	October 31, 2013
	(Unaudited)	(Unaudited)
Operations:
Net operating (loss) income	$(1,708,791)	$1,003,100	$(3,445,195)
Net realized (loss) gain on investments	(237,139)	(1,922,539)	43,664,918
Net change in unrealized appreciation (depreciation) on investments	3,992,640	7,795,677	(3,482,873)

Net increase in net assets from operations	2,046,710	6,876,238	36,736,850

Shareholder Distributions:
Distributions to shareholders from income	—	(3,228,793)	(5,837,868)
Distributions to shareholders from return of capital	(3,053,388)	—	(6,688,836)

Net decrease in net assets from shareholder distributions	(3,053,388)	(3,228,793)	(12,526,704)

Capital Share Transactions:
Repurchase of common stock	—	—	(16,673,207)

Net decrease in net assets from capital share transactions	—	—	(16,673,207)

Total (decrease) increase in net assets	(1,006,678)	3,647,445	7,536,939

Net assets, beginning of period/year	393,553,072	386,016,133	386,016,133

Net assets, end of period/year	$392,546,394	$389,663,578	$393,553,072

Common shares outstanding, end of period/year	22,617,688	23,916,982	22,617,688

Undistributed net operating income	$—	$7,057,502	$—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the		For the		For the
	Quarter Ended		Quarter Ended		Year Ended
	January 31, 2014		January 31, 2013		October 31, 2013
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$17.40		$16.14		$16.14

Gain from operations:
Net operating (loss) income	(0.08)		0.04		(0.15)
Net realized and unrealized gain on investments	0.18		0.25		1.74

Total gain from investment operations	0.10		0.29		1.59

Less distributions from:
Income	—		(0.14)		(0.25)
Return of capital	(0.14)		—		(0.29)

Total distributions	(0.14)		(0.14)		(0.54)

Capital share transactions
Anti-dilutive effect of share repurchase program	—		—		0.21

Total capital share transactions	—		—		0.21

Net asset value, end of period/year	$17.36		$16.29		$17.40

Market value, end of period/year	$14.25		$12.17		$13.83

Market discount	(17.91)%		(25.29)%		(20.52)%

Total Return - At NAV (a)	0.54	%(d)	1.77	%(d)	11.30%

Total Return - At Market (a)	4.01	%(d)	(0.44	)%(d)	16.65%

Ratios and Supplemental Data:

Portfolio turnover ratio	1.36%		0.63%		24.40%

Net assets, end of period/year (in thousands)	$392,546		$389,665		$393,553

Ratios to average net assets:
Expenses excluding tax expense	6.39	%(c)	5.53	%(c)	7.26%
Expenses including tax expense	6.39	%(c)	5.53	%(c)	7.26%

Net operating (loss) income before tax expense	(1.73	)%(c)	1.03	%(c)	(0.89)%
Net operating (loss) income after tax expense	(1.73	)%(c)	1.03	%(c)	(0.89)%

Ratios to average net assets excluding waivers:
Expenses excluding tax expense	6.43	%(c)	5.57	%(c)	7.30%
Expenses including tax expense	6.43	%(c)	5.57	%(c)	7.30%

Net operating (loss) income before tax expense	(1.77	)%(c)	0.99	%(c)	(0.93)%
Net operating (loss) income after tax expense	(1.77	)%(c)	0.99	%(c)	(0.93)%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	5.83	%(c)	4.32	%(c)	5.12%
Expenses excluding incentive compensation, interest and other borrowing costs	3.55	%(c)	3.36	%(c)	3.39%

Net operating (loss) income before incentive compensation	(1.17	)%(c)	2.24	%(c)	1.25%
Net operating income before incentive compensation, interest and other borrowing costs	1.11	%(c)	3.20	%(c)	2.98%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	5.87	%(c)	4.36	%(c)	5.16%
Expenses excluding incentive compensation, interest and other borrowing costs	3.59	%(c)	3.40	%(c)	3.43%

Net operating (loss) income before incentive compensation	(1.21	)%(c)	2.20	%(c)	1.21%
Net operating income before incentive compensation, interest and other borrowing costs	1.07	%(c)	3.16	%(c)	2.94%

(c) Annualized.

(d) Non- Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedules of Investments

January 31, 2014 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments - 20.67% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	$—
Biogenic Reagents	Renewable energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	$5,090,959	5,090,959	5,090,959
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	4,581,863	4,581,863	4,581,863
				9,672,822	9,672,822
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 08/31/2014 (b)	3,105,038	3,077,968	3,054,018
		Warrants (d)		288,000	363,000
				3,365,968	3,417,018
FOLIOfn, Inc.	Technology Investment	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	5,891,000
Freshii USA, Inc.	Food Services	Senior Secured Loan 6.0000% Cash, 6.0000% PIK, 01/11/2017 (b)	1,126,306	1,100,463	1,106,353
		Warrants (d), (l)		33,873	33,254
				1,134,336	1,139,607
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 3.0000% PIK, 08/12/2018	15,000,000	15,000,000	15,000,000
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	15,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	275,000
				1,231,638	290,000
Prepaid Legal Services, Inc.	Consumer Services	2nd Lien Term Loan , 9.7500% Cash, 07/01/2020	10,000,000	9,861,365	10,000,000
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000% Cash, 08/31/2014 (e)	6,547,350	6,547,350	6,547,350
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 4.2500% Cash, 9.7500% PIK , 10/01/2018 (b)	23,698,796	23,698,796	23,698,796
U.S. Spray Drying Holdging Company	Specialty Chemicals	Class B Common Stock (784 shares)		5,488,000	5,488,000
Sub Total Non-control/Non-affiliated investments				99,750,278	81,144,593

Affiliate investments - 58.48% (a), (c), (f), (g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (c), (d), (e)		7,500,000	7,500,000
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,274,376	4,848,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016	7,000,000	7,000,000	7,000,000
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	105,600
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	23,894,400
				17,000,000	31,000,000
JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d), (e)		4,500	4,500
		Secured Loan 8.0000% Cash, 12/31/2014 (e), (h)	12,000,000	12,000,000	11,000,000
				12,004,500	11,004,500
Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 06/30/2017 (b)	11,431,969	11,431,969	11,431,969
		Convertible Preferred Stock (20,000 shares) (b)		3,615,002	3,615,002
				15,046,971	15,046,971
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		2,712,598	5,866,343
RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Senior Secured Loan 12.0000% Cash, 04/04/2014	3,250,000	2,784,867	2,784,867
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	1,090,000
		Warrants (d)		721,500	721,500
				4,666,182	4,756,367
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		40,186,620	35,954,000
		Bridge Loan 5.0000% Cash, 2/15/2014 (e)	4,000,000	4,000,000	4,000,000
				44,186,620	39,954,000
SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d), (e)		20,084,599	6,684,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK , 07/25/2015 (b)	10,248,625	10,248,645	10,248,645
		Convertible Series I Preferred Stock (32,200 shares) (k)		500,000	92,667,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
				10,748,645	102,916,252

Sub Total Affiliate investments				137,224,491	229,576,433

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedules of Investments - (Continued)

January 31, 2014 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Control investments - 37.72% (a), (c), (f), (g)
Harmony Health & Beauty, Inc.	Health & Beauty - Retail	Common Stock (147,621 shares) (d)		$6,700,000	$—
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (d), (e)		41,662,438	42,144,000
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (d), (j)		9,097,164	13,535,928
		General Partnership Interest (d), (j)		232,071	341,026
				9,329,235	13,876,954
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (25,764 shares) (b)		30,000,000	24,600,000
		Series C Convertible Preferred Stock (8,159 shares) (b)		22,618,466	24,681,591
				68,382,102	49,281,591
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d), (e)		2,300,000	1,465,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK , 11/1/2018 (b)	$3,895,262	3,895,262	3,895,262
	Irrigation Equipment	Limited Liability Company Interest (d)		3,535,694	3,466,794
		Guarantee (d)		—	(92,000)
		Warrants (d)		—	—
				7,430,956	7,270,056
Velocitius B.V.	Renewable Energy	Common Equity Interest (d), (e)		11,395,315	17,991,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2015	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	15,450,000
				2,450,000	16,050,000

Sub Total Control Investments				149,650,046	148,078,601

Short Term investments - 25.42% (f), (g)
U.S. Treasury Note	U.S. Government & Agency Securities	2.7500%, 11/15/2023 (m)	49,330,000	49,730,717	49,773,199
U.S. Treasury Note	U.S. Government & Agency Securities	2.1250%, 01/31/2021 (m)	50,000,000	49,972,666	50,003,906

Sub Total Short Term Investments				99,703,383	99,777,105

TOTAL INVESTMENT ASSETS - 142.29% (f)				$486,328,198	$558,576,732

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

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located outside of North America which represents approximately 22% of the total assets.  The remaining portfolio companies are located in North America which represents approximately 50% of the total assets.

(f) Percentages are based on net assets of $392,546,394 as of January 31, 2014.

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

MVC Capital, Inc.

Consolidated Schedules of Investments

October 31, 2013

Company		Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments - 18.91% (a), (c), (f), (g)
Actelis Networks, Inc.		Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	$—
Biogenic Reagents		Manufacturer of Remediation Materials	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	$5,039,444	5,039,444	5,039,444
			Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	4,535,500	4,535,500	4,535,500
					9,574,944	9,574,944
Biovation Holdings, Inc.		Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 08/31/2014 (b)	3,105,038	2,985,749	3,156,172
			Warrants (d)		288,000	201,000
					3,273,749	3,357,172
BPC II, LLC		Apparel	Limited Liability Company Interest (d)		180,000	—
FOLIOfn, Inc.		Technology Investment	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	6,982,000
Freshii USA, Inc.		Food Services	Senior Secured Loan 6.0000% Cash, 6.0000% PIK, 01/11/2017 (b)	1,109,296	1,081,242	1,087,636
			Warrants (d), (l)		33,873	18,654
					1,115,115	1,106,290
MainStream Data, Inc.		Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
Morey’s Seafood International, LLC		Food Services	Second Lien Loan 10.0000% Cash, 08/12/2018	8,000,000	8,000,000	8,000,000
NPWT Corporation		Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	14,000
			Series A Convertible Preferred Stock (5,000 shares) (d)		—	241,000
					1,231,638	255,000
Prepaid Legal Services, Inc.		Consumer Services	2nd Lien Term Loan 9.7500% Cash, 07/01/2020	10,000,000	9,855,919	10,000,000
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH		Soil Remediation	Term Loan 7.0000% Cash, 08/31/2014 (e)	6,547,350	6,547,350	6,547,350
Summit Research Labs, Inc.		Specialty Chemicals	Second Lien Loan 4.2500% Cash, 9.7500% PIK , 10/01/2018 (b)	23,122,657	23,122,657	23,122,657
U.S. Spray Drying Holding Company		Specialty Chemicals	Class B Common Stock (784 shares)		5,488,000	5,488,000
Sub Total Non-control/Non-affiliated investments					92,139,375	74,433,413

Affiliate investments - 55.83% (a), (c), (f), (g)
Advantage Insurance Holdings LTD		Insurance	Preferred Stock (750,000 shares) (c), (d), (e)		7,500,000	7,500,000
Centile Holdings B.V.		Software	Common Equity Interest (d), (e)		3,174,376	4,777,000
Custom Alloy Corporation		Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016	7,500,000	7,500,000	7,500,000
			Convertible Series A Preferred Stock (9 shares) (d)		44,000	88,000
			Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	19,912,000
					17,500,000	27,500,000
Harmony Health & Beauty, Inc	.	Health & Beauty - Retail	Common Stock (147,621 shares) (d)		6,700,000	—
JSC Tekers Holdings		Real Estate Management	Common Stock (2,250 shares) (d), (e)		4,500	4,500
			Secured Loan 8.0000% Cash, 12/31/2014 (e), (h)	12,000,000	12,000,000	11,000,000
					12,004,500	11,004,500
Marine Exhibition Corporation		Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 06/30/2017 (b)	11,415,060	11,415,060	11,415,060
			Convertible Preferred Stock (20,000 shares) (b)		3,544,119	3,544,119
					14,959,179	14,959,179
Octagon Credit Investors, LLC		Financial Services	Limited Liability Company Interest		2,611,499	6,918,549
RuMe Inc.		Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
			Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	1,090,000
					1,159,815	1,250,000
Security Holdings B.V.		Electrical Engineering	Common Equity Interest (d), (e)		40,186,620	36,258,000
SGDA Europe B.V.		Soil Remediation	Common Equity Interest (d), (e)		20,084,599	6,741,000
U.S. Gas & Electric, Inc.		Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK , 07/25/2015 (b)	10,118,798	10,118,798	10,118,798
			Convertible Series I Preferred Stock (32,200 shares) (k)		500,000	92,667,607
			Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
					10,618,798	102,786,405

Sub Total Affiliate investments					136,499,386	219,694,633

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedules of Investments - (Continued)

October 31, 2013

Company	Industry	Investment	Principal	Cost	Fair Value
Control investments - 37.14% (a), (c), (f), (g)
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d), (e)		$34,870,029	$37,276,000
		Bridge Loan 10.0000% Cash, 12/31/2013 (e)	$1,635,244	1,635,244	1,635,244
				36,505,273	38,911,244
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (d), (j)		9,097,164	11,384,168
		General Partnership Interest (d), (j)		232,071	288,150
				9,329,235	11,672,318
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (24,773 shares) (b)		30,000,000	24,600,000
		Series C Convertible Preferred Stock (7,845 shares) (b)		22,618,466	23,732,299
				68,382,102	48,332,299
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d), (e)		2,300,000	1,477,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 9.0000% Cash, 4.0000% PIK , 01/31/2014 (b)	8,395,262	8,395,262	8,395,262
	Irrigation Equipment	Junior Revolving Note 6.0000% Cash, 01/31/2014	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	3,466,794
		Warrants (d)		—	—
				12,930,956	12,862,056
Velocitius B.V.	Renewable Energy	Common Equity Interest (d), (e)		11,395,315	19,865,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2015	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	12,450,000
				2,450,000	13,050,000

Sub Total Control investments				143,292,881	146,169,917

Short Term investments - 12.66% (f), (g)
U.S. Treasury Bill	U.S. Government Securities	1.3750%, 09/30/2018 (m)	49,662,000	49,937,320	49,826,893

Sub Total Short Term investments				49,937,320	49,826,893

TOTAL INVESTMENT ASSETS - 124.54% (f)				$421,868,962	$490,124,856

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

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements

January 31, 2014

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements.  Certain amounts have been reclassified to adjust to current period presentations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2013, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 13, 2014.

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

During fiscal year ended October 31, 2012, MVC Partners, LLC (“MVC Partners”) was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a Portfolio Company on the Consolidated Schedules of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  There are additional disclosures resulting from this consolidation.

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. As of January 31, 2014, the Company had approximately $19.4 million in cash equivalents and $42.4 million in cash totaling approximately $61.8 million.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment, and is classified as restricted cash on the Company’s Consolidated Balance Sheets (equivalent to approximately $6.7 million at January 31, 2014 and approximately $6.8 million at October 31, 2013).

5. Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies. ASU 2013-08 provides clarifying guidance to determine if an entity qualifies as an investment company. ASU 2013-08 also requires an investment company to measure non-controlling interests in other investment companies at fair value. The following disclosures will also be required upon adoption of ASU 2013-08: (i) whether an entity is an investment company and is applying the accounting and reporting guidance for investment companies; (ii) information about changes, if any, in an entity’s status as an investment company; and (iii) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The requirements of ASU 2013-08 are effective for the Company beginning in the second quarter of 2014. These updates are expected to have no impact on the Company’s financial condition or results of operations.

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At January 31, 2014, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

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

At January 31, 2014 and October 31, 2013, approximately 73.01% and 76.09%, respectively, of total assets represented portfolio investments in Portfolio Companies and escrow receivables recorded at fair value (“Fair Value Investments”).

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

There is no one methodology to determine fair value and, in fact, for any portfolio security, fair value may be expressed as a range of values, from which the Company derives a single estimate of fair value.  To determine the fair value of a portfolio security, the Valuation Committee analyzes the Portfolio Company’s financial results and projections, publicly traded comparable companies when available, comparable private transactions when available, precedent transactions in the market when available, third-party real estate and asset appraisals, if appropriate and available, discounted cash flow analysis, if appropriate, as well as other factors.  The Company generally requires, where practicable, Portfolio Companies to provide annual audited and other periodic unaudited financial statements, and/or annual projections for the upcoming fiscal year.

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

In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At January 31, 2014 and

October 31, 2013, we did not hold restricted or unrestricted securities of publicly traded companies in which we owned a majority-owned interest.

If a security is publicly traded, the fair value is generally equal to market value based on the closing price on the principal exchange on which the security is primarily traded, unless restricted and in such case, a restricted discount is applied.

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

For the Company’s or its subsidiary’s investment in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the general partner (the “GP”) of the PE Fund, the Valuation Committee relies on the GP’s determination of the Fair Value of the PE Fund, which will be generally valued, as a practical expedient, utilizing the net asset valuations provided by the GP, which will be made:  (i) no less frequently than quarterly as of the Company’s fiscal quarter end and (ii) with respect to the valuation of PE Fund investments in Portfolio Companies, will be based on methodologies consistent with those set forth in the Company’s valuation procedures.  In making its determination, the GP considers and generally relies on TTG Advisers’ recommendations.  The determination of the net asset value of the Company’s or its subsidiary’s investment in the PE Fund will follow the methodologies described for valuing interests in private investment funds (“Investment Vehicles”) described below.  Additionally, when both the Company and the PE Fund hold investments in the same Portfolio Company, the GP’s Fair Value determination shall be based on the Valuation Committee’s determination of the fair value of the Company’s portfolio security in that Portfolio Company.

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

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 73.01% and 76.09% of the Company’s total assets at January 31, 2014 and October 31, 2013, respectively. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  The Company’s investments in short-term securities are generally in U.S. Treasury securities, with a maturity of greater than three months but generally less than one year, which are federally guaranteed securities, or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of January 31, 2014 and October 31, 2013.

	January 31, 2014	October 31, 2013
Energy Services	26.22%	26.12%
Medical Device Manufacturer	12.63%	12.35%
Automotive Dealerships	10.73%	9.89%
Electrical Engineering	10.18%	9.21%
Manufacturer of Pipe Fittings	7.90%	6.99%
Specialty Chemicals	7.44%	7.27%
Renewable Energy	4.58%	5.05%
Food Services	4.11%	2.31%
Iron Foundries	4.09%	3.32%
Theme Park	3.83%	3.80%
Private Equity	3.54%	2.97%
Soil Remediation	3.37%	3.38%
Real Estate Management	2.80%	2.80%
Consumer Services	2.55%	2.54%
Manufacturer of Remidiation Materials	2.46%	2.43%
Insurance	1.91%	1.91%
Distributor - Landscaping and Irrigation Equipment	1.85%	3.27%
Financial Services	1.49%	1.76%
Software	1.24%	1.21%
Consumer Products	1.21%	0.31%
Manufacturer of Laminate Material and Composites	0.87%	0.85%
Port Facilities	0.37%	0.37%
Technology	1.50%	1.77%
Health & Beauty - Retail	0.00%	0.00%
	116.87%	111.88%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date. We did not value any of our investments using Level 1 inputs as of January 31, 2014.

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date or within six months of the measurement date, are generally categorized as Level 2 investments. We valued our short-term investments using Level 2 inputs as of January 31, 2014.

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

The following fair value hierarchy table sets forth our investment portfolio by level as of January 31, 2014 and October 31, 2013 (in thousands):

	January 31, 2014
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$120,040	$120,040
Common Stock	—	—	22,583	22,583
Preferred Stock	—	—	184,320	184,320
Warrants	—	—	1,118	1,118
Other Equity Investments	—	—	130,831	130,831
Guarantee	—	—	(92)	(92)
Escrow receivables	—	—	5,937	5,937
Short-term investments	—	99,777	—	99,777
Total Investments, net	$—	$99,777	$464,737	$564,514

	October 31, 2013
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$113,153	$113,153
Common Stock	—	—	19,593	19,593
Preferred Stock	—	—	180,357	180,357
Warrants	—	—	220	220
Other Equity Investments	—	—	126,975	126,975
Escrow receivables	—	—	6,237	6,237
Short-term investments	—	49,827	—	49,827
Total Investments, net	$—	$49,827	$446,535	$496,362

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the three month period ended January 31, 2014 and the year ended October 31, 2013, there were no transfers in and out of Level 1 or 2.

The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the three month period ended January 31, 2014, and January 31, 2013 (in thousands):

	Balances, November 1, 2013	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, January 31, 2014
Senior/Subordinated Loans and credit facilities	$113,153	$—	$—	$(923)	$15,545	$(7,735)	$—	$120,040
Common Stock	19,593	—	—	2,990	—	—	—	22,583
Preferred Stock	180,357	—	—	2,943	1,020	—	—	184,320
Warrants	220	—	—	896	2	—	—	1,118
Other Equity Investments	126,975	(180)	180	(3,138)	6,994	—	—	130,831
Guarantees	—	—	—	(92)	—	—	—	(92)
Escrow receivables	6,237	108	—		—	(408)	—	5,937
Total	$446,535	$(72)	$180	$2,676	$23,561	$(8,143)	$—	$464,737

	Balances, November 1, 2012	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, January 31, 2013
Senior/Subordinated Loans and credit facilities	$89,502	$—	$—	$104	$8,928	$(2,606)	$—	$95,928
Common Stock	69,686	(2,007)	2,007	1,784	—	(4)	—	71,466
Preferred Stock	138,089	84	—	1,179	65	(84)	—	139,333
Warrants	34	—	—	—	165	—	—	199
Other Equity Investments	107,685	—	—	3,071	—	(30)	—	110,726
Guarantees	(825)	—	—	(350)	—	—	—	(1,175)
Escrow receivables	991	—	—	—	—	(496)	—	495
Total	$405,162	$(1,923)	$2,007	$5,788	$9,158	$(3,220)	$—	$416,972

(1)    Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.

(2)    Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the nine months ended January 31, 2014 and January 31, 2013, respectively.

(3)    Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held at January 31, 2014 and January 31, 2013, respectively.

(4)    Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.

(5)    Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following table summarizes information about the Company’s Level 3 fair value measurements as of January 31, 2014 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	1/31/2014	Valuation technique	Unobservable input	Low	High	average (a)

Common Stock (c) (d)	$22,583	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	100.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	14.0%	15.0%	14.0%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	5.0x	9.0x	5.0x
			Forward EBITDA Multiple	5.5x	5.5x	5.5x

Senior/Subordinated loans and credit facilities (b) (d)	$120,040	Adjusted Net Asset Approach	Discount to Net Asset Value Real Estate Appraisals	0.0% N/A	0.0% N/A	0.0% N/A
		Market Approach	EBITDA Multiple	5.0x	9.8x	6.1x
			Forward EBITDA Multiple	8.0x	8.0x	8.0x
			Market Quotes	100.0%	100.0%	100.0%
			Discount to Forward EBITDA	10.0%	10.0%	10.0%
			Revenue Multiple	2.0x	2.0x	2.0x

		Income Approach	Discount Rate	10.5%	16.0%	11.9%
			Perpetual Growth Rate of Free Cash Flow	2.0%	3.0%	2.3%
			Required Rate of Return	12.0%	16.0%	15.0%

Other Equity Investments (d)	$130,831	Adjusted Net Asset Approach	Discount to Net Asset Value Real Estate Appraisals	0.0% N/A	0.0% N/A	0.0% N/A

		Market Approach	EBIT Multiple	8.0x	8.0x	8.0x
			Discount to notional value of CLO equity	20.0%	20.0%	20.0%
			Revenue Multiple	2.0x	2.0x	2.0x
			Forward EBITDA Multiple	8.0x	8.0x	8.0x
			EBITDA Multiple	5.0x	8.0x	7.5x
			Euros per TTM MWhr	€ 0.70	€ 0.70	€ 0.70
			Euros per Expected MWhr new P50	€ 0.70	€ 0.70	€ 0.70
			Discount to Forward EBITDA	10.0%	10.0%	10.0%

		Income Approach	Discount Rate	7.5%	16.4%	10.1%
			Perpetual Growth Rate of Free Cash Flow	2.0%	3.0%	2.1%

Preferred Stock (c)	$184,320	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	5.0x	9.0x	6.5x
			% of AUM	1.0%	1.0%	1.0%
			Illiquidity Discount	30.0%	30.0%	30.0%
			Multiple of Book Value	1.0x	1.0x	1.0x
			EBT Multiple	18.0x	18.0x	18.0x
				7.5%	7.5%	7.5%
		Income Approach	Discount Rate	15.0%	16.7%	16.6%
			Perpetual Growth Rate of Free Cash Flow

Warrants	$1,118	Market Approach	EBITDA Multiple	11.8x	11.8x	11.8x
			Revenue Multiple	2.0x	2.0x	2.0x

		Income Approach	Discount Rate	16.0%	22.6%	22.0%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%
			Illiquidity Discount	25.0%	25.0%	25.0%

		Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%

Guarantees	$(92)	Income Approach	Discount Rate	7.3%	7.3%	7.3%

Escrow Receivables	$5,937	Adjusted Net Asset Approach	Discount to Net Asset Value	6.0%	6.0%	6.0%

Total	$464,737

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

For the Quarter Ended January 31, 2014

During the quarter ended January 31, 2014, the Company made five follow-on investments into existing portfolio companies totaling approximately $19.4 million.  On November 13, 2013, the Company loaned $4.0 million to Security Holdings B.V. (“Security Holdings”) in the form of a 5% cash bridge loan with a maturity date of February 15, 2014.  On November 19, 2013, the Company increased its common equity interest in Centile Holding B.V. (“Centile”) by $100,000.  Also on November 19, 2013, the Company invested $5.0 million into MVC Automotive Group B.V. (“MVC Automotive”) in the form of common equity interest and converted its bridge loan of approximately $1.8 million, including accrued interest, to common equity interest.  On December 23, 2013, the Company made a senior secured loan of $3.3 million to RuMe Inc. (“RuMe”) with a cash interest rate of 12% and a maturity date of April 4, 2014.  The Company also purchased warrants for shares of common stock in RuMe for a nominal amount and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On January 2, 2014, the Company loaned $7.0 million to Morey’s Seafood International, LLC (“Morey’s”), increasing its second lien loan amount to $15.0 million.  The interest rate on the total loan was increased to 10% cash and 3% payment in kind (“PIK”).

On November 1, 2013, Custom Alloy Corporation (“Custom Alloy”) made a $500,000 principal payment on its loan.

On November 1, 2013, Turf Products, LLC (“Turf”) repaid its $1.0 million junior revolving note in full including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  Turf also made a $4.5 million principal payment on its senior subordinated loan, resulting in an outstanding balance of approximately $3.9 million as of January 31, 2014.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank.  The guarantee was valued at negative $92,000.

On November 11, 2013, MVC Automotive Group B.V. completed a tax free reorganization into MVC Automotive Group GmbH “MVC Automotive”, an Austrian holding company, to increase operating efficiencies.

On December 16, 2013, the Company announced the termination of its agreement to sell U.S. Gas & Electric, Inc. (“U.S. Gas”) to United States Gas & Electric Holdings, Inc. (“US Holdings”), a company organized to acquire U.S. Gas.  US Holdings was unable to satisfy the closing conditions of the original agreement (October 4, 2013) and subsequently submitted a transaction termination notice to the Company on December 10, 2013.

On January 30, 2014, BPC II, LLC completed the dissolution of its operations.  The Company realized a loss of $180,000 as a result of this dissolution.

During the quarter ended January 31, 2014, Marine Exhibition Corporation (“Marine”) made principal payments totaling $100,000 on its senior subordinated loan.  As of January 31, 2014, the balance of the loan was approximately $11.4 million.

During the quarter ended January 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $18,000 and series B preferred stock by approximately $4.0 million, NPWT Corporation (“NPWT”) common stock by $1,000 and preferred stock by $34,000, Vestal Manufacturing Enterprise, Inc. (“Vestal”) common stock by $3.0 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million,  Biovation Holdings, Inc. (“Biovation”) warrants by $162,000, and Freshii USA, Inc. (“Freshii”) warrant by approximately $15,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic Reagents (“Biogenic”) and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,008,665.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $949,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in SGDA Europe B.V. (“SGDA Europe”) equity interest by approximately $57,000, Centile Holdings B.V. (“Centile”) equity interest by $29,000, Security Holdings B.V. (“Security Holdings”) equity interest by $304,000, Octagon Credit Investors, LLC (“Octagon”)  equity interest by approximately $1.2 million, MVC Automotive equity interest by approximately $1.9 million, Velocitius B.V. (“Velocitius”) equity interest by approximately $1.9 million, Biovation bridge loan by approximately $102,000, Foliofn, Inc. preferred stock by approximately $1.1 million, Turf guarantee by $92,000 and SIA Tekers Invest (“Tekers”) common stock by $12,000.  Also, during the quarter ended January 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $101,000.

At January 31, 2014, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $458.8 million with a cost basis of $386.6 million.  At January 31, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $452.9 million and $362.8 million, respectively.  At October 31, 2013, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $440.3 million with a cost basis of $372.0 million.  At October 31, 2013, the fair value and cost basis of the Legacy Investments was $7.0 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $433.3 million and $348.2 million, respectively.

For the Fiscal Year Ended October 31, 2013

During the year ended October 31, 2013, the Company made six new investments, committing capital totaling approximately $62.4 million.  The investments were made in Summit Research Labs, Inc. (“Summit”) ($22.0 million), U.S. Spray Drying Holding Company (“SCSD”) ($5.5 million), Prepaid Legal Services, Inc. (“Prepaid Legal”) ($9.9 million), Morey’s ($8.0 million), Biogenic ($9.5 million) and Advantage Insurance Holdings LTD (“Advantage”) ($7.5 million).

During the year ended October 31, 2013, the Company made nine follow-on investments into five existing portfolio companies totaling approximately $33.3 million.  On November 26, 2012, the Company loaned an additional $8.0 million to JSC Tekers Holdings (“JSC Tekers”), increasing the secured loan amount to $12.0 million.  The interest rate remained at 8% per annum and the maturity date was extended to December 31, 2014.  On February 15, 2013 and May 7, 2013, the Company contributed a total of approximately $1.1 million to the PE Fund related to expenses and an additional investment in Plymouth Rock Energy, LLC.  As of October 31, 2013, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc.  On June 11, 2013, the Company invested $22.6 million in Ohio Medical in the form of 7,477 shares of series C convertible preferred stock.  This follow-on investment replaced the guarantee the Company had with Ohio Medical.  The guarantee is no longer a commitment of the Company.  On August 2, 2013, the Company increased its common equity interest in MVC Automotive by approximately $133,000.  During the year ended October 31, 2013, the Company loaned an additional $1.5 million to Biovation, increasing the loan amount to approximately $3.1 million. The Company also received warrants at no cost. The Company allocated a portion of the cost basis of the additional loan to the warrants at the time the investment was made.

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

During the quarter ended January 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $4,000 and series B preferred stock by approximately $836,000, Turf equity interest by $180,000, MVC Automotive equity interest by approximately $2.2 million, Octagon equity interest by $450,000, Tekers common stock by $234,000, Vestal common stock by approximately $1.7 million, Pre-Paid Legal term loans A and B by a total of approximately $119,000, RuMe preferred stock by $423,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $12,000, Centile equity interest by $90,000 and Security Holdings equity interest by $3.0 million.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $648,977.  The Valuation Committee also decreased the fair value of the Company’s investments in SGDA Europe equity interest by approximately $1.7 million, Harmony Health & Beauty, Inc. (“HH&B”) common stock by $100,000, NPWT preferred stock by approximately $84,000 due to the distribution received, and Velocitius equity interest by approximately $1.1 million.  The Valuation Committee also determined to increase the liability associated with the Ohio Medical guarantee by $350,000.  Also, during the quarter ended January 31, 2013, the undistributed allocation of flow through losses from the Company’s equity investment in Octagon decreased the cost basis and fair value of this investment by approximately $30,000.

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

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $44,000 and series B preferred stock by approximately $9.9 million, Octagon equity interest by $450,000, Pre-Paid Legal term loans A and B by a total of approximately $119,000, MVC Automotive equity interest by approximately $3.7 million, Security Holdings equity interest by approximately $12.2 million, Turf equity interest by $592,000, Vestal common stock by approximately $6.8 million, U.S. Gas convertible series I preferred stock by $11.6 million, Pre-Paid Legal second lien loan by approximately $144,000, Centile equity interest by approximately $1.7 million, Biovation loan by approximately $177,000, Tekers common stock by $230,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii, Biogenic and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $3,269,909.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical Preferred stock by $6.5 million, SGDA Europe equity interest by approximately $1.2 million, NPWT preferred and common stock by a total of approximately $205,000, Freshii warrant by approximately $15,000, Foliofn preferred stock by approximately $3.8 million, RuMe preferred stock by $327,000, HH&B common stock by $100,000, Velocitius equity interest by approximately $1.9 million, JSC Tekers secured loan by $1.0 million and the Biovation warrant by $87,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee that had a net change of $825,000.  Also, during the fiscal year ended October 31, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $247,000.

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

9. Commitments and Contingencies

Commitments of the Company:

At January 31, 2014 and October 31, 2013, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at January 31, 2014
MVC Private Equity Fund LP	$20.1 million	$9.3 million
Total	$20.1 million	$9.3 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2013
Turf	$1.0 million	$1.0 million
MVC Private Equity Fund LP	$20.1 million	$9.3 million
Total	$21.1 million	$10.3 million

Guarantees:

At January 31, 2014 and October 31, 2013, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at January 31, 2014
MVC Automotive	$5.4 million	—
Tekers	$34,000	—
Turf	$1.0 million	—
Total	$6.4 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2013
MVC Automotive	$5.4 million	—
Tekers	$68,000	—
Total	$5.5 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At January 31, 2014, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be negative $92,000.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee had a commitment of approximately 25,000 euros at January 31, 2014, equivalent to approximately $34,000.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.4 million at January 31, 2014) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of January 31, 2014 is approximately 6.1 million Euro (equivalent to approximately $8.2 million).

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note.  The note had an annual interest at 6.0% and was to expire on January 31, 2014.  On November 1, 2013, Turf repaid its junior revolving note in full including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank which had a fair value of negative $92,000 as of January 31, 2014.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of January 31, 2014, $9.3 million of the Company’s commitment was contributed.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of January 31, 2014, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $115.7 million. The market value of the Senior Notes is based on the closing price of the security as of January 31, 2014 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). At October 31, 2013, the balance of Credit Facility II was $50.0 million.  On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  During the quarter ended January 31, 2014, the Company’s net borrowings on Credit Facility II were $50.0 million, resulting in an outstanding balance of $100 million at January 31, 2014.  Credit Facility II will be used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid a closing fee, legal and other costs associated with this transaction.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

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

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund has closed on approximately $104 million of capital commitments.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make additional investments that represent more than 5% of its total assets or more than 10% of the outstanding voting securities of the issuer (“Non-Diversified Investments”) through the PE Fund. As previously disclosed, the Company is restricted in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees generated by the PE Fund and its portfolio companies and a portion of any carried interest generated by the PE Fund.  Given this separate arrangement with the GP and the PE Fund (the “PM Agreement”), under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a Portfolio Company on the Consolidated Schedules of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  There are additional disclosures resulting from this consolidation.

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

11. Incentive Compensation

At October 31, 2013, the provision for estimated incentive compensation was approximately $24.0 million.  During the three month period ended January 31, 2014, this provision for incentive compensation was increased by a net amount of approximately $554,000 to approximately $24.5 million.  The net increase in the provision for incentive compensation during the three month period ended January 31, 2014 reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (NPWT, Vestal, Freshii, Biovations, and Custom Alloy) by a total of approximately $7.1 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $949,000 due to a PIK distribution, which was treated as a return of capital.  The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of eight of the Company’s portfolio investments (MVC Automotive, Octagon, Velocitius, Centile, SGDA Europe, Tekers, Turf and Security Holdings) by a total of approximately $5.5 million.  For the three month period ended January 31, 2014, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

At October 31, 2012, the provision for estimated incentive compensation was approximately $15.7 million.  During the year ended October 31, 2013, this provision for incentive compensation was increased by a net amount of approximately $8.3 million to approximately $24.0 million.  The net increase in the provision for incentive compensation during the year ended October 31, 2013 reflects the Valuation Committee’s determination to increase the fair values of eleven of the Company’s portfolio investments (Custom Alloy, Octagon, MVC Automotive, Security Holdings, Turf, Vestal, Centile, Biovation, Prepaid Legal, U.S. Gas, and SIA Tekers) by a total of approximately $47.5 million and the difference between the amount received from the sale of Summit and Summit’s carrying value at January 31, 2013, which was an increase of approximately $3.6 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of eight of the Company’s portfolio investments (Ohio Medical, SGDA Europe, NPWT, Freshii, HH&B, Velocitius, RuMe and JSC Tekers) by a total of approximately $10.4 million and reflects the $84,000 realized gain related to NPWT.  For the year ended October 31, 2013, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

12. Tax Matters

On October 31, 2013, the Company had a net capital loss carryforward of $906,240 of which $906,240 will expire in the year 2019. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed.  The Company had approximately $17.9 million in unrealized losses associated with Legacy Investments as of January 31, 2014.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the quarter ended January 31, 2014, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2010, 2011, 2012, 2013 and 2014 for the Company and MVCFS remain subject to examination by the IRS.

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

All of our shareholders who hold shares of common stock in their own name will automatically be enrolled in our dividend reinvestment plan (the “Plan”). All such shareholders will have any cash dividends and distributions automatically reinvested by Computershare Ltd. (“the Plan Agent”) in shares of our common stock. Of course, any shareholder may elect to receive his or her dividends and distributions in cash. Currently, the Company has a policy of paying quarterly dividends to shareholders. For any of our shares that are held by banks, brokers or other entities that hold our shares as nominees for individual shareholders, the Plan Agent will administer the Plan on the basis of the number of shares certified by any nominee as being registered for shareholders that have not elected to receive dividends and distributions in cash. To receive your dividends and distributions in cash, you must notify the Plan Agent, broker or other entity that holds the shares.

For the Quarter Ended January 31, 2014

On December 20, 2013, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on January 7, 2014 to shareholders of record on December 31, 2013. The total distribution amounted to $3,053,388.

During the quarter ended January 31, 2014, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 248 shares of our common stock at an average price of $13.52, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

SHARE REPURCHASE PROGRAM

On April 3, 2013 the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  No shares were repurchased under our stock repurchase program during the quarter ended January 31, 2014.  The following table represents purchases made under our stock repurchase program for the fiscal year ended October 31, 2013.

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

The following table presents book basis segment data for the three month period ended January 31, 2014:

	MVC	MVCFS	Consolidated

Interest and dividend income	$3,649,586	$6	$3,649,592
Fee income	—	311,254	311,254
Fee income - asset management	—	450,210	450,210
Other income	202,198	—	202,198
Total operating income	3,851,784	761,470	4,613,254

Total operating expenses	4,320,285	2,038,360	6,358,645
Less: Waivers by Adviser	(37,500)	—	(37,500)
Total net operating expenses	4,282,785	2,038,360	6,321,145

Net operating loss before taxes	(431,001)	(1,276,890)	(1,707,891)
Tax expense	—	900	900
Net operating loss	(431,001)	(1,277,790)	(1,708,791)
Net realized loss on investments	(237,139)	—	(237,139)
Net unrealized appreciation on investments	3,939,764	52,876	3,992,640
Net increase (decrease) in net assets resulting from operations	3,271,624	(1,224,914)	2,046,710

15. Significant Subsidiaries

We have determined that for the quarter ended January 31, 2014, Vestal and Ohio Medical are unconsolidated U.S. portfolio companies that have met the conditions of a significant subsidiary. The following table sets forth consolidated summarized income statement information for Vestal and Ohio Medical for the quarters ended December 31, 2013 and December 31, 2012. The financial information has not been audited.

	For the Quarter Ended	For the Quarter Ended
All numbers in thousands	12/31/2013	12/31/2012

Net Sales & Revenue	$17,299	$17,150
Cost of Sales	9,657	9,932
Gross Margin	7,642	7,218

Operating Expenses	4,834	6,621

Operating Income	2,808	597

Income Tax (Benefit)	250	(178)
Interest Expense	1,421	1,209
Other Expenses (Income), Net	67	92

Net Income (Loss)	$1,070	$(526)

16. Subsequent Events

On March 5, 2014, the Company invested $4.0 million into MVC Automotive in the form of an additional common equity interest.   This additional investment was used to assist MVC Automotive in the restructuring of the Belgium operations that led to the closure of one of three dealerships in that country through a court approved bankruptcy proceeding on March 11, 2014.  This restructuring was completed in an effort to achieve greater operating efficiencies from the two remaining Belgian dealerships.

On March 5, 2014, the Company contributed approximately $700,000 to the PE Fund related to expenses and an additional investment in Plymouth Rock Energy, LLC.

On March 10, 2014, the Company exercised its warrant in RuMe and invested approximately $43,000 for 4,297,549 shares of common stock.

On March 11, 2014, the Company made a senior secured loan of $1.5 million to Marine. The loan has an interest rate of 11% and a maturity date of June 30, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as may, will, expect, believe, anticipate, intend, could, estimate, might and continue, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the “Safe Harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to adverse conditions in the U.S. and international economies, competition in the markets in which our portfolio companies operate, investment capital demand, pricing, market acceptance, any changes in the regulatory environments in which we operate, changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, competitive forces, adverse conditions in the credit markets impacting the cost, including interest rates and/or availability of financing, the results of financing and investing efforts, the ability to complete transactions, the inability to implement our business strategies and other risks identified below or in the Company’s filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this report and the Company’s annual report on Form 10-K for the year ended October 31, 2013.

SELECTED CONSOLIDATED FINANCIAL DATA:

Financial information for the fiscal year ended October 31, 2013 is derived from the consolidated financial statements included in the Company’s annual report on Form 10-K, which have been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.

Selected Consolidated Financial Data

	Quarter Ended	Quarter Ended	Year Ended
	January 31,	January 31,	October 31,
	2014	2013	2013
	(Unaudited)	(Unaudited)
	(In thousands, except per share data and number of investments)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$3,650	$5,595	$19,622
Fee income	311	371	2,853
Fee income - asset management	450	450	1,795
Other income (loss)	202	(30)	493

Total operating income	4,613	6,386	24,763

Expenses:
Management fee	2,304	2,080	8,267
Portfolio fees - asset management	106	106	418
Management fee - asset management	232	232	929
Administrative	908	890	3,712
Interest and other borrowing costs	2,255	937	6,724
Net Incentive compensation (Note 10)	554	1,175	8,304

Total operating expenses	6,359	5,420	28,354

Total waiver by adviser	(38)	(38)	(150)

Net operating (loss) income before taxes	(1,708)	1,004	(3,441)

Tax expense, net	1	1	4

Net operating (loss) income	(1,709)	1,003	(3,445)

Net realized and unrealized (loss) gain:
Net realized (loss) gain on investments	(237)	(1,923)	43,665
Net change in unrealized appreciation (depreciation) on investments	3,993	7,796	(3,483)

Net realized and unrealized gain on investments	3,756	5,873	40,182

Net increase in net assets resulting from operations	$2,047	$6,876	$36,737

Per Share:
Net increase in net assets per share resulting from operations	$0.10	$0.29	$1.59
Dividends per share	$0.135	$0.135	$0.540
Balance Sheet Data:
Portfolio at value	$458,800	$416,477	$440,298
Portfolio at cost	386,625	336,943	371,932
Total assets	636,530	461,466	586,828
Shareholders’ equity	392,546	389,664	393,554
Shareholders’ equity per share (net asset value)	$17.36	$16.29	$17.40
Common shares outstanding at period end	22,618	23,917	22,618
Other Data:
Number of Investments funded in period	5	2	15
Investments funded ($) in period	$19,509	$8,500	$95,701
Repayment/sales in period	6,100	2,683	103,069
Net investment activity in period	13,409	5,817	(7,368)

	2014	2013				2012
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	4,613	4,469	7,245	6,663	6,386	6,148	3,931	16,164	3,644

Management fee	2,304	2,221	2,101	1,865	2,080	2,027	2,127	2,177	2,257
Portfolio fees - asset management	106	106	103	103	106	106	338	462	62
Management fee - asset management	232	233	232	232	232	140	41	188	388
Administrative	908	1,023	897	902	890	862	971	817	923
Interest, fees and other borrowing costs	2,255	2,254	2,115	1,418	937	886	854	832	795
Net Incentive compensation	554	2,160	3,961	1,008	1,175	(1,410)	(2,415)	(175)	(1,937)
Total waiver by adviser	(38)	(37)	(38)	(37)	(38)	(38)	(37)	(2,383)	(96)
Tax expense	1	1	1	1	1	3	—	—	1
Net operating (loss) income before net realized and unrealized gains	(1,709)	(3,492)	(2,127)	1,171	1,003	3,572	2,052	14,246	1,251
Net increase (decrease) in net assets resulting from operations	2,047	3,855	18,114	7,892	6,876	(3,556)	(10,595)	1,515	(9,018)
Net increase (decrease) in net assets resulting from operations per share	0.10	0.18	0.79	0.33	0.29	(0.14)	(0.45)	0.06	(0.37)
Net asset value per share	17.36	17.40	17.36	16.56	16.29	16.14	16.42	16.99	17.04

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2013, the Company made six new investments and made nine follow-on investments in five existing portfolio companies committing a total of $95.7 million of capital to these investments.  During the quarter ended January 31, 2014, the Company made five follow-on investments in existing portfolio companies, committing capital totaling $19.4 million.

The Company’s prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of January 31, 2014, approximately 1.0% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment funds.  Furthermore, the Board of Directors authorized the establishment of a PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP and which may raise up to $250 million.  On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund closed on approximately $104 million of capital commitments.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is limited in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies.  Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. During the fiscal year ended October 31, 2012, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a portfolio company on the Consolidated Schedules of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  Please see Note 2 of our consolidated financial statements “Consolidation” for more information.

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

OPERATING INCOME

For the Quarter Ended January 31, 2014 and 2013. Total operating income was $4.6 million for the quarter ended January 31, 2014 and $6.4 million for the quarter ended January 31, 2013, a decrease of approximately $1.8 million.

For the Quarter Ended January 31, 2014

Total operating income was $4.6 million for the quarter ended January 31, 2014. The decrease in operating income over the same period last year was primarily due to a decrease in dividend income from portfolio companies, specifically U.S. Gas, which was partially offset by an increase in interest income from portfolio companies.  The main components of operating income for the quarter ended January 31, 2014 was fee income from portfolio companies and asset management and the interest earned on loans.  The Company earned approximately $3.6 million in interest and dividend income from investments in portfolio companies.  Of the $3.6 million recorded in interest/dividend income, approximately $1.1 million was “payment in kind” interest/dividends.  The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 5% to 16%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $450,000 and fee income from the Company’s portfolio companies of approximately $311,000, totaling approximately $761,000.  Of the $450,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

For the Quarter Ended January 31, 2013

Total operating income was $6.4 million for the quarter ended January 31, 2013. The increase in operating income over the same period last year was primarily due to an increase in dividend and interest income offset by a decrease in fees from portfolio companies and asset management activities.  The main components of operating income for the quarter ended January 31, 2013 was dividend income from portfolio companies and the interest earned on loans.  The Company earned approximately $5.6 million in interest and dividend income from investments in portfolio companies.  Of the $5.6 million recorded in interest/dividend income, approximately $634,000 was “payment in kind” interest/dividends.  The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 6% to 14%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $449,000 and fee income from portfolio companies of approximately $371,000, totaling approximately $820,000.  Of the $449,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

OPERATING EXPENSES

For the Quarter Ended January 31, 2014 and 2013.  Operating expenses, net of Voluntary Waivers, were approximately $6.3 million for the quarter ended January 31, 2014 and $5.4 million for the quarter ended January 31, 2013, an increase of approximately $900,000.

For the Quarter Ended January 31, 2014

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $6.3 million or 6.39% of the Company’s average net assets, when annualized, for the quarter ended January 31, 2014.  Significant components of operating expenses for the quarter ended January 31, 2014 were management fee expense related to the Company of approximately $2.3 million, interest and other borrowing costs of approximately $2.3 million and incentive compensation expense of approximately $554,000.

The approximately $900,000 increase in the Company’s net operating expenses for the quarter ended January 31, 2014 compared to the quarter ended January 31, 2013, was primarily due to the approximately $1.3 million increase in interest and other borrowing costs and an approximately $200,000 increase in management fee expense related to the Company which were partially offset by a decrease of approximately $600,000 in the estimated provision for incentive compensation expense.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2014 fiscal year, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers voluntarily agreed that any assets of the Company that were invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  The Company and the Adviser have agreed to continue the expense cap into fiscal year 2014, though they may determine to revise the present calculation methodology later in the year.  For fiscal year 2013 and the quarter ended January 31, 2014, the Company’s expense ratio was 3.04% and 3.24%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during quarter ended January 31, 2014, the provision for incentive compensation was increased by a net amount of approximately $554,000 to approximately $24.5 million.  The net increase in the provision for incentive compensation during the quarter ended January 31, 2014 reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (NPWT, Vestal, Freshii, Biovations, and Custom Alloy) by a total of approximately $7.1 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $949,000 due to a PIK distribution, which was treated as a return of capital.  The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of eight of the Company’s portfolio investments (MVC

Automotive, Octagon, Velocitius, Centile, SGDA Europe, Tekers, Turf and Security Holdings) by a total of approximately $5.5 million.  For the three month period ended January 31, 2014, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information.

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

The approximately $3.0 million increase in the Company’s net operating expenses for the quarter ended January 31, 2013 compared to the quarter ended January 31, 2012, was primarily due to the $3.0 million increase in the estimated provision for incentive compensation expense and an approximately $142,000 increase in interest and other borrowing costs offset by a decrease of approximately $333,000 in management fee expense, which includes management fees related to the Company and portfolio management fees related to the PE Fund.  The portfolio fees are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2013 fiscal year, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”). On October 23, 2012, TTG Advisers and the Company entered into an agreement to extend the expense cap of 3.5% and the Voluntary Waiver to the 2013 fiscal year.  TTG Advisers had also voluntarily agreed that any assets of the Company that were invested in exchange-traded funds and the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  For fiscal year 2012 and for the quarter ended January 31, 2013 annualized, the Company’s expense ratio was 2.95% and 3.04%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Quarter Ended January 31, 2014 and 2013.  Net realized losses for the quarter ended January 31, 2014 were approximately $237,000 and for the quarter ended January 31, 2013 were approximately $1.9 million, a decrease of approximately $1.7 million.

For the Quarter Ended January 31, 2014

Net realized losses for the quarter ended January 31, 2014 were approximately $237,000.  The significant components of the Company’s net realized losses for the quarter ended January 31, 2014 were primarily due to the realized loss on BPC II and the realized loss on a short-term investment.

On November 7, 2013, the Company recorded a realized gain of approximately $26,000 associated with the SHL Group Limited escrow.

On November 11, 2013, the Company recorded a realized gain of approximately $20,000 associated with the Vendio escrow.

On January 30, 2014, BPC II, LLC completed the dissolution of its operations.  The Company realized a loss of $180,000 as a result of this dissolution.

During the quarter ended January 31, 2014, the Company recorded a realized loss of approximately $162,000 with the sale of its short-term investments.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Quarter Ended January 31, 2014 and 2013.  The Company had a net change in unrealized appreciation on portfolio investments of approximately $4.0 million for the quarter ended January 31, 2014 and approximately $7.8 million for the quarter ended January 31, 2013, a net decrease of approximately $3.8 million.

For the Quarter Ended January 31, 2014

The Company had a net change in unrealized appreciation on portfolio investments of approximately $4.0 million for the quarter ended January 31, 2014.  The change in unrealized appreciation for the quarter ended January 31, 2014 primarily resulted from the Valuation Committee’s decision to increase the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $18,000 and series B preferred stock by approximately $4.0 million, NPWT common stock by $1,000 and preferred stock by $34,000, Vestal common stock by $3.0 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million,  Biovation warrants by $162,000, and Freshii warrant by approximately $15,000.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $949,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in SGDA Europe equity interest by approximately $57,000, Centile equity interest by $29,000, Security Holdings equity interest by $304,000, MVC Automotive equity interest by approximately $1.9 million, Octagon equity interest by approximately $1.2 million, Velocitius equity interest by approximately $1.9 million, Biovation bridge loan by approximately $102,000, Foliofn, Inc. preferred stock by approximately $1.1 million, Turf guarantee by $92,000 and Tekers common stock by $12,000.  The reclassification from unrealized depreciation to a realized loss caused by the dissolution of BPC II, LLC of $180,000 was also a component in the change in unrealized appreciation.

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

PORTFOLIO INVESTMENTS

For the Quarter Ended January 31, 2014 and the Year Ended October 31, 2013.  The cost of the portfolio investments held by the Company at January 31, 2013 and at October 31, 2013 was $386.6 million and $372.0 million, respectively, an increase of $14.6 million.  The aggregate fair value of portfolio investments at January 31, 2014 and at October 31, 2013 was $458.8 million and $440.3 million, respectively, an increase of $18.5 million.  The Company held unrestricted cash and cash equivalents at January 31, 2014 and at October 31, 2013 of $61.8 million and $81.0 million, respectively, a decrease of approximately $19.2 million.  The cost and fair value of short-term investments held by the Company at January 31, 2014 was $99.7 million and $99.8 million, respectively, and the cost and fair value of short-term investments held by the Company at October 31, 2013 was $49.9 million and $49.8 million, respectively.

For the Quarter Ended January 31, 2014

During the quarter ended January 31, 2014, the Company made five follow-on investments into existing portfolio companies totaling approximately $19.4 million.  On November 13, 2013, the Company loaned $4.0 million to Security Holdings in the form of a 5% cash bridge loan with a maturity date of February 15, 2014.  On November 19, 2013, the Company increased its common equity interest in Centile by $100,000.  Also on November 19, 2013, the Company invested $5.0 million into MVC Automotive Group in the form of common equity interest and converted its bridge loan, of approximately $1.8 million including accrued interest, to common equity interest.  On December 23, 2013, the Company made a senior secured loan of $3.3 million to RuMe with a cash interest rate of 12% and a maturity date of April 4, 2014.  The Company also purchased warrants for shares of common stock in RuMe for a nominal amount and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On January 2, 2014, the Company loaned $7.0 million to Morey’s, increasing its second lien loan amount to $15.0 million.  The interest rate on the total loan was increased to 10% cash and 3% payment in kind (“PIK”).

On November 1, 2013, Custom Alloy made a $500,000 principal payment on its loan.

On November 1, 2013, Turf repaid its $1.0 million junior revolving note in full including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  Turf also made a $4.5 million principal payment on its senior subordinated loan, resulting in an outstanding balance of approximately $3.9 million as of January 31, 2014.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank.  The guarantee was valued at negative $92,000.

On November 11, 2013, MVC Automotive Group B.V. completed a tax free reorganization into MVC Automotive Group GmbH “MVC Automotive”, an Austrian holding company, to increase operating efficiencies.

On December 16, 2013, the Company announced the termination of its agreement to sell U.S. Gas to US Holdings, a company organized to acquire U.S. Gas.  US Holdings was unable to satisfy the closing conditions of the original agreement (October 4, 2013) and subsequently submitted a transaction termination notice to the Company on December 10, 2013.

On January 30, 2014, BPC II, LLC completed the dissolution of its operations.  The Company realized a loss of $180,000 as a result of this dissolution.

During the quarter ended January 31, 2014, Marine made principal payments totaling $100,000 on its senior subordinated loan.  As of January 31, 2014, the balance of the loan was approximately $11.4 million.

During the quarter ended January 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $18,000 and series B preferred stock by approximately $4.0 million, NPWT common stock by $1,000 and preferred stock by $34,000, Vestal common stock by $3.0 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million,  Biovation warrants by $162,000, and Freshii warrant by approximately $15,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,008,665.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $949,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in SGDA Europe equity interest by approximately $57,000, Centile equity interest by $29,000, Security Holdings equity interest by $304,000, Octagon equity interest by approximately $1.2 million, MVC Automotive equity interest by approximately $1.9 million, Velocitius equity interest by approximately $1.9 million, Biovation bridge loan by approximately $102,000, Foliofn, Inc. preferred stock by approximately $1.1 million, Turf guarantee by $92,000 and Tekers common stock by $12,000.  Also, during the quarter ended January 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $101,000.

At January 31, 2014, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $458.8 million with a cost basis of $386.6 million.  At January 31, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $452.9 million and $362.8 million, respectively.  At October 31, 2013, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $440.3 million with a cost basis of $372.0 million.  At October 31, 2013, the fair value and cost basis of the Legacy Investments was $7.0 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $433.3 million and $348.2 million, respectively.

For the Fiscal Year Ended October 31, 2013

During the year ended October 31, 2013, the Company made six new investments, committing capital totaling approximately $62.4 million.  The investments were made in Summit Research Labs, Inc. (“Summit”) ($22.0 million), U.S. Spray Drying Holding Company (“SCSD”) ($5.5 million), Prepaid Legal Services, Inc. (“Prepaid Legal”) ($9.9 million), Morey’s ($8.0 million), Biogenic ($9.5 million) and Advantage Insurance Holdings LTD (“Advantage”) ($7.5 million).

During the year ended October 31, 2013, the Company made nine follow-on investments into five existing portfolio companies totaling approximately $33.3 million.  On November 26, 2012, the Company loaned an additional $8.0 million to JSC Tekers, increasing the secured loan amount to $12.0 million.  The interest rate remained at 8% per annum and the maturity date was extended to December 31, 2014.  On February 15, 2013 and May 7, 2013, the Company contributed a total of approximately $1.1 million to the PE Fund related to expenses and an additional investment in Plymouth Rock Energy, LLC.  As of October 31, 2013, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc.  On June 11, 2013, the Company invested $22.6 million in Ohio Medical in the form of 7,477 shares of series C convertible preferred stock.  This follow-on investment replaced the guarantee the Company had with Ohio Medical.  The guarantee is no longer a commitment of the Company.  On August 2, 2013, the Company increased its common equity interest in MVC Automotive by approximately $133,000.   During the year ended October 31, 2013, the Company loaned an additional $1.5 million to Biovation, increasing the loan amount to approximately $3.1 million. The Company also received warrants at no cost. The Company allocated a portion of the cost basis of the additional loan to the warrants at the time the investment was made.

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

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $44,000 and series B preferred stock by approximately $9.9 million, Octagon equity interest by $450,000, Pre-Paid Legal term loans A and B by a total of approximately $119,000, MVC Automotive equity interest by approximately $3.7 million, Security Holdings equity interest by approximately $12.2 million, Turf equity interest by $592,000, Vestal common stock by approximately $6.8 million, U.S. Gas convertible series I preferred stock by $11.6 million, Pre-Paid Legal second lien loan by approximately $144,000, Centile equity interest by approximately $1.7 million, Biovation loan by approximately $177,000, Tekers common stock by $230,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii, Biogenic and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $3,269,909.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical Preferred stock by $6.5 million, SGDA Europe equity interest by approximately $1.2 million, NPWT preferred and common stock by a total of approximately $205,000, Freshii warrant by approximately $15,000, Foliofn preferred stock by approximately $3.8 million, RuMe preferred stock by $327,000, HH&B common stock by $100,000, Velocitius equity interest by approximately $1.9 million, JSC Tekers secured loan by $1.0 million and the Biovation warrant by $87,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee that had a net change of $825,000.  Also, during the fiscal year ended October 31, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $247,000.

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

Portfolio Companies

During the quarter ended January 31, 2014, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2013 and January 31, 2014, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million.  The investment has been fair valued at $0.

Advantage Insurance Holdings

Advantage, Cayman Islands, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2013 and January 31, 2014, the 750,000 shares of preferred stock had a cost basis and fair value of $7.5 million.

Biogenic Reagents

Biogenic, Minneapolis, Minnesota, is a producer of high-performance activated carbon products made from renewable biomass.

At October 31, 2013, the Company’s investment in Biogenic consisted of a senior note and a senior convertible note.  The notes have an interest rate of 16% and a maturity date of July 21, 2018.  The loans had a combined outstanding balance, cost basis and fair value of $9.6 million.

At January 31, 2014, the Company’s the loans had a combined outstanding balance, cost basis and fair value of $9.7 million.  The increase in cost and fair value of the loans is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

Biovation Holdings Inc.

Biovation, Montgomery, Minnesota, is a manufacturer and marketer of environmentally friendly, organic and sustainable laminate materials and composites.

At October 31, 2013, the Company’s investment in Biovation consisted of a bridge loan with an annual interest of 12% and a maturity date of August 31, 2014.  The loan had an outstanding balance of approximately $3.1 million, a cost basis of approximately $3.0 million and a fair value of approximately $3.2 million.  The warrants had a cost of $288,000 and a fair value of $201,000.

During the quarter ended January 31, 2014, the Valuation Committee decreased the fair value of the loan by approximately $102,000 and increased the value of the warrants by approximately $162,000.

At January 31, 2014, the Company’s investment consisted of a bridge loan with an outstanding balance, cost basis and fair value of approximately $3.1 million.  The warrants had a cost of $288,000 and a fair value of $363,000.  The increase in cost and fair value of the loan is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

Peter Seidenberg and Jim Lynch, representatives of the Company, serve as directors of Biovation.

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

At October 31, 2013, the equity investment had a cost basis of $180,000 and a fair value of $0.

On January 30, 2014, BPC completed the dissolution of its operations.  The Company realized a loss of $180,000 as a result of this dissolution.

At January 31, 2014, the Company no longer held an investment in BPC.

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

During the quarter ended January 31, 2014, the Valuation Committee decreased the fair value of the common equity interest by approximately $29,000.

At January 31, 2014, the Company’s investment in Centile consisted of common equity interest at a cost of $3.3 million and a fair value of approximately $4.8 million.

Christopher Sullivan, a representative of the Company, serves as a director of Centile.

Custom Alloy Corporation

Custom Alloy, High Bridge, New Jersey, manufactures time sensitive and mission critical butt-weld pipe fittings for the natural gas pipeline, power generation, oil/gas refining and extraction, and nuclear generation markets.

At October 31, 2013, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and a fair value of approximately $88,000 and 1,991 shares of convertible series B preferred stock at a cost of $10.0 million and fair value of approximately $19.9 million.  The unsecured subordinated loan, which bears annual interest at 12% and has a maturity date of September 4, 2016, had a cost basis, outstanding balance and fair value of approximately $7.5 million.

On November 1, 2013, Custom Alloy made a $500,000 principal payment on its loan.

During the quarter ended January 31, 2014, the Valuation Committee increased the fair value of the series A preferred stock by approximately $18,000 and the series B preferred stock by approximately $4.0 million.

At January 31, 2014, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and a fair value of approximately $106,000 and the 1,991 shares of convertible series B preferred stock at a cost of approximately $10.0 million and a fair value of approximately $23.9 million.  The unsecured subordinated loan had a cost basis, outstanding balance and fair value of approximately $7.0 million.

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

During the quarter ended January 31, 2014, the Valuation Committee decreased the fair value of the preferred stock by approximately $1.1 million.

At January 31, 2014, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $5.9 million.

Bruce Shewmaker, an officer of the Company, serves as a director of Foliofn.

Freshii USA, Inc.

Freshii, Chicago, Illinois, is a chain of “fast casual” restaurants serving fresh and healthy food for breakfast, lunch and dinner.  Freshii currently has 33 locations in 21 cities and four countries.

At October 31, 2013, the Company’s investment in Freshii consisted of a senior secured loan, bearing annual interest of 12% and a maturity date of January 11, 2017.  The loan had an outstanding balance, cost basis and fair value of approximately $1.1 million.  The warrant had a cost of approximately $34,000 and a fair value of approximately $19,000.

During the quarter ended January 31, 2014, the Valuation Committee increased the fair value of the warrant by approximately $15,000.

At January 31, 2014, the Company’s investment in Freshii consisted of a senior secured loan with an outstanding balance, cost basis and fair value of approximately $1.1 million.  The warrant had a cost of approximately $34,000 and a fair value of approximately $33,000.  The increase in cost and fair value of the loan is due to the amortization of loan origination fees, the capitalization of “payment in kind” interest and the discount associated with the warrant.  These increases were approved by the Company’s Valuation Committee.

Harmony Health & Beauty, Inc.

Harmony Health & Beauty, Purchase, New York, purchased the assets of Harmony Pharmacy on November 30, 2010, during a public UCC sale for approximately $6.4 million.  HH&B is a distributor of health and beauty products.  The Company’s initial investment consisted of 100,010 shares of common stock.

At October 31, 2013 and January 31, 2014, the Company’s investment in HH&B consisted of 147,621 shares of common stock with a cost of $6.7 million and fair value of $0.

Michael Tokarz, Chairman of the Company, serves as a director of HH&B.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2013 and January 31, 2014, the Company’s investment in JSC Tekers consisted of a secured loan with an outstanding balance and cost basis of $12.0 million and a fair value of $11.0 million and 2,250 shares of common stock with a cost basis and fair value of $4,500.  The secured loan had an interest rate of 8% and a maturity date of December 31, 2014.  The Company has reserved in full against all of the accrued interest starting February 1, 2013.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2013 and January 31, 2014, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

Marine Exhibition Corporation

Marine, Miami, Florida, owns and operates the Miami Seaquarium.  The Miami Seaquarium is a family-oriented entertainment park.

At October 31, 2013, the Company’s investment in Marine consisted of a senior secured loan and 20,000 shares of preferred stock.  The senior secured loan had an outstanding balance, cost basis and fair value of approximately $11.4 million.  The senior secured loan bears annual interest at 11% and matures on August 30, 2017.  The preferred stock was fair valued at approximately $3.5 million.  The dividend rate on the preferred stock is 12% per annum.

During the quarter ended January 31, 2014, Marine made principal payments totaling $100,000 on its senior subordinated loan.

At January 31, 2014, the Company’s senior secured loan had an outstanding balance, cost basis and fair value of approximately $11.4 million.  The preferred stock had a cost and fair value of approximately $3.6 million.  The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends.  These increases were approved by the Company’s Valuation Committee.

Morey’s Seafood International LLC

Morey’s, Motley, Minnesota, is a manufacturer, marketer and distributor of fish and seafood products.

At October 31, 2013, the Company’s investment in Morey’s consisted of a $8.0 million second lien loan.  The loan had an interest rate of 10% and a maturity date of August 12, 2018.

On January 2, 2014, the Company loaned $7.0 million to Morey’s, increasing the second lien loan amount to $15.0 million.  The interest rate on the total loan amount was increased to 13%.

At January 31, 2014, the loan had an outstanding balance, cost basis and fair value of $15.0 million.

MVC Automotive Group GmbH

MVC Automotive, an Amsterdam-based holding company, owns and operates ten Ford, Jaguar, Land Rover, Mazda, and Volvo dealerships located in Austria, Belgium, and the Czech Republic.

At October 31, 2013, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $34.9 million and a fair value of approximately $37.3 million.  The bridge loan, which bears annual interest at 10% and matures on December 31, 2013, had a cost and fair value of approximately $1.6 million.  The guarantee for MVC Automotive was equivalent to approximately $5.4 million at October 31, 2013.

On November 11, 2013, MVC Automotive Group B.V. completed a tax free reorganization into MVC Automotive Group GmbH, an Austrian holding company, to increase operating efficiencies.

On November 19, 2013, the Company invested an additional $5.0 million into MVC Automotive in the form of common equity interest and converted its bridge loan, of approximately $1.8 million including accrued interest, to common equity interest.

During the quarter ended January 31, 2014, the Valuation Committee decreased the fair value of the equity interest by approximately $1.9 million.

At January 31, 2014, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $41.7 million and a fair value of approximately $42.1 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $5.4 million at January 31, 2014.  This guarantee was taken into account in the valuation of MVC Automotive.

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

At October 31, 2013, the cost basis of the limited partnership interest in the PE Fund was equal to the investments made in the PE Fund of approximately $9.1 million and had a fair value of approximately $11.4 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $232,000 and fair value of approximately $288,000.

During the quarter ended January 31, 2014, the Valuation Committee increased the fair values of the limited partnership and general partnership interests totaling approximately $2.2 million.

At January 31, 2014, the limited partnership interest in the PE Fund had a cost of approximately $9.1 million and a fair value of approximately $13.5 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $232,000 and a fair value of approximately $341,000.  As of January 31, 2014, the PE Fund has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc.

NPWT Corporation

NPWT, Gurnee, Illinois, is a medical device manufacturer and distributor of negative pressure wound therapy products.

At October 31, 2013, the Company’s investment in NPWT consisted of 281 shares of common stock with a cost basis of approximately $1.2 million and a fair value of approximately $14,000 and 5,000 shares of convertible preferred stock with a cost basis of $0 and a fair value of $241,000.

During the quarter ended January 31, 2014, the Valuation Committee increased the fair values of the common stock and preferred stock totaling approximately $35,000.

At January 31, 2014, the common stock had a cost basis of approximately $1.2 million and a fair value of approximately $15,000.  The convertible preferred stock had a cost basis of $0 and a fair value of approximately $275,000.

Scott Schuenke, an officer of the Company, serves as a director of NPWT.

Octagon Credit Investors, LLC

Octagon, is a New York-based asset management company that manages leveraged loans and high yield bonds through collateralized debt obligations (“CDO”) funds.

At October 31, 2013, the Company’s investment in Octagon consisted of an equity investment with a cost basis of approximately $2.6 million and a fair value of approximately $6.9 million.

During the quarter ended January 31, 2014, the Valuation Committee decreased the fair value of the equity investment by approximately $1.2 million.

During the quarter ended January 31, 2014, the cost basis and fair value of the equity investment was increased by approximately $101,000 because of an allocation of flow through income by the Company’s Valuation Committee.

At January 31, 2014, the equity investment had a cost basis of approximately $2.7 million and a fair value of $5.9 million.

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

During the quarter ended January 31, 2014, the fair value of the series C convertible preferred stock was increased by approximately $949,000 due to a PIK distribution, which was treated as a return of capital.

At January 31, 2014, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis of approximately $15.8 million and a fair value of $0, 25,764 shares of series A convertible preferred stock with a cost basis of $30.0 million and a fair value of $24.6 million and 8,159 shares of series C convertible preferred stock with a cost basis of $22.6 million and a fair value of $24.7 million.

Michael Tokarz, Chairman of the Company, Peter Seidenberg and Jim O’Connor, representatives of the Company, serve as directors of Ohio Medical.

Prepaid Legal Services, Inc.

Prepaid Legal, Ada, Oklahoma, is the leading marketer of legal counsel and identity theft solutions to families and small businesses in the U.S. and Canada.

At October 31, 2013 and January 31, 2014, the Company’s investment in Prepaid Legal consisted of a $9.9 million second lien loan, which was purchased at a discount.  The interest rate on the loan is the greater of LIBOR plus 8.50% with a LIBOR floor of 1.25% or the Alternate Base rate (“ABR”) plus 7.5% with an ABR floor of 2.25% per annum.  The loan matures on July 1, 2020.  The loan had an outstanding balance of $10.0 million, a cost basis of approximately $9.9 million and a fair value of approximately $10.0 million.  The increase in the cost of the loan is due to the amortization of the original issue discount.

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

On December 23, 2013, the Company loaned $3.3 million to RuMe in the form of a senior secured loan with a cash interest rate of 12% and a maturity date of April 4, 2014.  The Company also purchased warrants for shares of common stock in RuMe for a nominal amount and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.

At January 31, 2014, the Company’s investment in RuMe consisted of 999,999 shares of common stock with a cost basis and fair value of approximately $160,000 and 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.1 million.  The loan had an outstanding balance of approximately $3.3 million and a cost basis and fair value of approximately $2.8 million.  The warrant had a cost basis and fair value of $721,500.  The increase in the cost and fair value of the loan is due to the amortization of the original issue discount.

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

At October 31, 2013, the Company’s common equity interest in Security Holdings had a cost basis of approximately $40.2 million and a fair value of $36.3 million.

On November 13, 2013, the Company loaned $4.0 million to Security Holdings in the form of a 5% cash bridge loan with a maturity date of February 15, 2014.

During the quarter ended January 31, 2014, the Valuation Committee decreased the fair value of the common equity interest by approximately $304,000.

At January 31, 2014, the Company’s common equity interest in Security Holdings had a cost basis of approximately $40.2 million and a fair value of approximately $36.0 million and the loan had an outstanding balance, cost basis and fair value of $4.0 million.

Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2013, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of $6.7 million.

During the quarter ended January 31, 2014, the Valuation Committee decreased the fair value of the common equity interest by approximately $57,000.

At January 31, 2014, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of approximately $6.7 million.

Christopher Sullivan, a representative of the Company, serves as a director of SGDA Europe.

SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH

SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.

At October 31, 2013 and January 31, 2014, the Company’s investment in SGDA consisted of a term loan with an outstanding balance, cost basis and fair value of approximately $6.5 million.  The term loan bears annual interest at 7.0% and matures on August 31, 2014.

SIA Tekers Invest

Tekers, Riga, Latvia, is a port facility used for the storage and servicing of vehicles.

At October 31, 2013, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $1.5 million.  The Company guaranteed a 1.4 million Euro mortgage for Tekers.  The guarantee was equivalent to approximately $68,000 at October 31, 2013 for Tekers.

During the quarter ended January 31, 2014, the Valuation Committee decreased the fair value of the common stock by approximately $12,000.

At January 31, 2014, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $1.5 million.  The guarantee for Tekers had a commitment of 25,000 euros at January 31, 2014, equivalent to approximately $34,000.  This guarantee was taken into account in the valuation of Tekers.

Summit Research Labs, Inc.

Summit, Huguenot, New York, is a specialty chemical company that manufactures antiperspirant actives.

At October 31, 2013, the Company’s investment in Summit consisted of a second lien loan that had an outstanding balance, cost basis and fair value of approximately $23.1 million.  The second lien loan bears annual interest at 14% and matures on October 1, 2018.

At January 31, 2014, the Company’s second lien loan had an outstanding balance, cost basis and a fair value of approximately $23.7 million.  The increase in cost and fair value of the loan is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

Turf Products, LLC

Turf, Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.

At October 31, 2013, the Company’s investment in Turf consisted of a senior subordinated loan, bearing interest at 13% per annum with a maturity date of January 31, 2014, a junior revolving note, bearing interest at 6% per annum with a maturity date of January 31, 2014, LLC membership interest, and warrants. The senior subordinated loan had an outstanding balance, cost basis and a fair valued of $8.4 million. The junior revolving note had an outstanding balance, cost, and fair value of $1.0 million.  The membership interest has a cost and fair value of approximately $3.5 million.  The warrants had a cost of $0 and a fair value of $0.

On November 1, 2013, Turf repaid its $1.0 million junior revolving note in full including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  Turf also made a $4.5 million principal payment on its senior subordinated loan.  The interest rate on the loan was decreased to 11% per annum with a new maturity date of November 1, 2018.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank.

At January 31, 2014, the senior subordinated loan had an outstanding balance, cost basis and a fair value of approximately $3.9 million.  The membership interest has a cost and fair value of approximately $3.5 million.  The warrants had a cost and fair value of $0 and the guarantee was fair valued at negative $92,000.

Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Turf.

U.S. Gas & Electric, Inc.

U.S. Gas, North Miami Beach, Florida, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.

At October 31, 2013, the Company’s investment in U.S. Gas consisted of a second lien loan with an outstanding balance, cost and fair value of $10.1 million.  The second lien loan bears annual interest at 14% and has a maturity date of July 25, 2015.  The 32,200 shares of convertible Series I preferred stock had a fair value of $92.7 million and a cost of $500,000 and the 8,216 shares of convertible Series J preferred stock had a cost and fair value of $0.

On December 16, 2013, the Company announced the termination of its agreement to sell U.S. Gas to US Holdings, a company organized to acquire U.S. Gas.  US Holdings was unable to satisfy the closing conditions of the original agreement (October 4, 2013) and subsequently submitted a transaction termination notice to the Company on December 10, 2013.

At January 31, 2014, the second lien loan had an outstanding balance, cost basis and a fair value of approximately $10.2 million.  The increases in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.  The convertible Series I preferred stock had a fair value of approximately $92.7 million and a cost of $500,000 and the convertible Series J preferred stock had a cost and fair value of $0.

Puneet Sanan and Peter Seidenberg, representatives of the Company, serve as Chairman and director, respectively, of U.S. Gas and Warren Holtsberg, a director of the Company, also serves as a director of U.S. Gas.

U.S. Spray Drying Holding Company

SCSD, Huguenot, New York, provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.

At October 31, 2013 and January 31, 2014, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost and fair value of approximately $5.5 million.

Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of SCSD.

Velocitius B.V.

Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.

At October 31, 2013, the Company’s investment in Velocitius consisted of an equity investment with a cost of $11.4 million and a fair value of $19.9 million.

During the quarter ended January 31, 2014, the Valuation Committee decreased the fair value of the equity investment by approximately $1.9 million.

At January 31, 2014, the equity investment in Velocitius had a cost of approximately $11.4 million and a fair value of approximately $18.0 million.

Peter Seidenberg, a representative of the Company, serves as a director of Velocitius.

Vestal Manufacturing Enterprises, Inc.

Vestal, Sweetwater, Tennessee, is a market leader for steel fabricated products to brick and masonry segments of the construction industry. Vestal manufactures and sells both cast iron and fabricated steel specialty products used in the construction of single-family homes.

At October 31, 2013, the Company’s investment in Vestal consisted of a senior subordinated promissory note and 81,000 shares of common stock.  The senior subordinated note had an annual interest of 12%, a maturity date of April 29, 2015 and an outstanding balance, cost, and fair value of $600,000.  The 81,000 shares of common stock had a cost basis of $1.9 million and a fair value of $12.5 million.

During the quarter ended January 31, 2014, the Valuation Committee increased the fair value of the common stock by approximately $3.0 million.

At January 31, 2014, the Company’s investment in Vestal consisted of a senior subordinated promissory note and 81,000 shares of common stock.  The senior subordinated note had an outstanding balance, cost, and fair value of $600,000.  The 81,000 shares of common stock had a cost basis of approximately $1.9 million and a fair value of $15.5 million.

Bruce Shewmaker and Scott Schuenke, officers of the Company, serve as directors of Vestal.

Liquidity and Capital Resources

Our liquidity and capital resources are derived from our public offering of securities, our credit facility and cash flows from operations, including investment sales and repayments and income earned.  Our primary use of funds includes investments in portfolio companies and payments of fees and other operating expenses we incur.  We have used, and expect to continue to use, proceeds generated from our portfolio investments and/or proceeds from public and private offerings of securities to finance pursuit of our investment objective.

At January 31, 2014, the Company had investments in portfolio companies totaling $458.8 million.  Also, at January 31, 2014, the Company had investments in unrestricted cash and cash equivalents totaling approximately $55.0 million.  The Company also had approximately $6.7 million in restricted cash and cash equivalents related to the project guarantee for Security Holdings.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the quarter ended January 31, 2014, the Company made five follow-on investments into existing portfolio companies totaling approximately $19.4 million.  On November 13, 2013, the Company loaned $4.0 million to Security Holdings in the form of a 5% cash bridge loan with a maturity date of February 15, 2014.  On November 19, 2013, the Company increased its common equity interest in Centile by $100,000.  Also on November 19, 2013, the Company invested $5.0 million into MVC Automotive Group in the form of common equity interest and converted its bridge loan, of approximately $1.8 million including accrued interest, to common equity interest.  On December 23, 2013, the Company loaned $3.3 million to RuMe in the form of a senior secured loan with a cash interest rate of 12% and a maturity date of April 4, 2014.  The Company also purchased warrants for shares of common non-voting stock in RuMe for a nominal amount and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On January 2, 2014, the Company loaned $7.0 million to Morey’s, increasing the second lien loan amount to $15.0 million.  The interest rate on the total loan amount was increased to 10% cash and 3% payment in kind.

Current commitments include:

Commitments of the Company:

At January 31, 2014 and October 31, 2013, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at January 31, 2014
MVC Private Equity Fund LP	$20.1 million	$9.3 million
Total	$20.1 million	$9.3 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2013
Turf	$1.0 million	$1.0 million
MVC Private Equity Fund LP	$20.1 million	$9.3 million
Total	$21.1 million	$10.3 million

Guarantees:

At January 31, 2014 and October 31, 2013, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at January 31, 2014
MVC Automotive	$5.4 million	—
Tekers	$34,000	—
Turf	$1.0 million	—
Total	$6.4 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2013
MVC Automotive	$5.4 million	—
Tekers	$68,000	—
Total	$5.5 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At January 31, 2014, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be negative $92,000.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee had a commitment of approximately 25,000 euros at January 31, 2014, equivalent to approximately $34,000.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.4 million at January 31, 2014) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of January 31, 2014 is approximately 6.1 million Euro (equivalent to approximately $8.2 million).

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note.  The note had an annual interest at 6.0% and was to expire on January 31, 2014.  On November 1, 2013, Turf repaid its junior revolving note in full including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank which had a fair value of negative $92,000 as of January 31, 2014.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of January 31, 2014, $9.3 million of the Company’s commitment was contributed.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of January 31, 2014, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $115.7 million. The market value of the Senior Notes is based on the closing price of the security as of January 31, 2014 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). At October 31, 2013, the balance of Credit Facility II was $50.0 million.  On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  During the quarter ended January 31, 2014, the Company’s net borrowings on Credit Facility II were $50.0 million, resulting in an outstanding balance of $100 million at January 31, 2014.  Credit Facility II will be used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid a closing fee, legal and other costs associated with this transaction.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

The Company enters into contracts with Portfolio Companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On March 5, 2014, the Company invested $4.0 million into MVC Automotive in the form of an additional common equity interest.  This additional investment was used to assist MVC Automotive in the restructuring of the Belgium operations that led to the closure of one of three dealerships in that country through a court approved bankruptcy proceeding on March 11, 2014.  This restructuring was completed in an effort to achieve greater operating efficiencies from the two remaining Belgian dealerships.

On March 5, 2014, the Company contributed approximately $700,000 to the PE Fund related to expenses and an additional investment in Plymouth Rock Energy, LLC.

On March 10, 2014, the Company exercised its warrant in RuMe and invested approximately $43,000 for 4,297,549 shares of common stock.

On March 11, 2014, the Company made a senior secured loan of $1.5 million to Marine. The loan has an interest rate of 11% and a maturity date of June 30, 2014.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables, which represent approximately 73.01% of the Company’s total assets at January 31, 2014.  As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills or longer-term treasury notes, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At January 31, 2014, approximately 73.01% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries.  As of January 31, 2014, the fair value of our largest investment, U.S. Gas, comprised 26.2% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.

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

At October 31, 2013, the Company had unused net realized losses of approximately $906,240 and net unrealized losses of $17.9 million associated with Legacy Investments.  Since the Company’s realized losses were not entirely offset by realized gains during the quarter ended January 31, 2014, the Company will be able to utilize them as capital loss carryforwards in the future.  If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.  The Regulated Investment Company Modernization Act of 2010, which was enacted on December 22, 2010, changed various technical rules governing the tax treatment of regulated investment companies, including the treatment of capital loss carryforwards.  Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

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

During certain periods, our distribution proceeds have exceeded and may, in the future, exceed our earnings and profits.  For example, in the event that we encounter delays in locating suitable investment opportunities, we may pay all or a portion of our distributions from the proceeds of any securities offering, from borrowings that were made in anticipation of future cash flow or from available funds.  Therefore, portions of the distributions that we make may be a return of the money that you originally invested and represent a return of capital to you for tax purposes.  A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the offering.  Such a return of capital is not taxable, but reduces your tax basis in your shares.

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

As of January 31, 2014, we had $100 million in borrowings under our short-term credit facility, Credit Facility II (as defined above).  Further, we have approximately $114.4 million in aggregate principal amount of Senior Notes (as defined above) outstanding.

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

Our officers and directors, and members of the TTG Advisers investment team, may serve other entities, including the PE Fund and others that operate in the same or similar lines of business as we do. Accordingly, they may have obligations to those entities, the fulfillment of which might not be in the best interests of the Company or our shareholders. It is possible that new investment opportunities that meet our investment objective may come to the attention of one of the management team members or our officers or directors in his or her role as an officer or director of another entity or as an investment professional associated with that entity, and, if so, such opportunity might not be offered, or otherwise made available, to the Company.

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

(b)           There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the quarter ended January 31, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

On January 30, 2014, the Company’s Board of Directors approved and adopted an amendment to the Fifth Amended and Restated Bylaws of the Company.  The amendment is effective as of March 12, 2014.

Article V, Section 5.2 — Right to Advancement of Expenses.  The provision was amended to align the discussion of the Company’s advancement of expenses to indemnified officers and directors in the Company’s Fifth Amended and Restated Bylaws with a similar provision in the Company’s Certificate of Incorporation.  The revised provision (which was already reflected in the Company’s Certificate of Incorporation) allows for officers and directors to receive an advancement of indemnification expenses after delivering an undertaking to the Company to repay such expenses in the event that a final, non-appealable judicial decision finds them not entitled to be indemnified for such expenses, with no other conditions.

ITEM 6. EXHIBITS

(a)                                 Exhibits

Exhibit No.	Exhibit

3(A)	Sixth Amended and Restated Bylaws.

10(A)	First Amendment to Credit Agreement between MVC Capital Inc. and Branch Banking and Trust Company.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

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

Date: March 12, 2014
/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: March 12, 2014
/s/ Scott Schuenke
Scott Schuenke

In the capacity of the officer who performs the functions of Principal Financial Officer.