Form 10-Q
period 2014-04-30
MVC CAPITAL, INC.
filed 2014-06-06
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014 or

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

There were 22,860,653 shares of the registrant’s common stock, $.01 par value, outstanding as of June 6, 2014.

MVC Capital, Inc.

(A Delaware Corporation)

Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	April 30,	October 31,
	2014	2013
	(Unaudited)
ASSETS

Assets
Cash and cash equivalents	$23,124,065	$74,234,560
Restricted cash and cash equivalents	6,933,500	6,792,000
Investments at fair value
Short-term investments (cost $0 and $49,937,320)	—	49,826,893
Non-control/Non-affiliated investments (cost $119,215,249 and $92,139,375)	95,093,412	74,433,413
Affiliate investments (cost $139,232,093 and $136,499,386)	223,025,960	219,694,633
Control investments (cost $156,453,823 and $143,292,881)	145,006,347	146,169,917
Total investments at fair value (cost $414,901,165 and $421,868,962)	463,125,719	490,124,856
Receivable on sale of short-term investments	99,783,203	—
Escrow receivables, net of reserves	5,936,928	6,236,928
Dividends and interest receivables, net of reserves	4,236,637	3,528,899
Deferred financing fees	3,051,835	3,265,495
Fee and other receivables	1,925,720	2,109,538
Prepaid expenses	508,708	534,904
Prepaid taxes	—	336

Total assets	$608,626,315	$586,827,516

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$114,408,750	$114,408,750
Revolving credit facility	100,000,000	50,000,000
Provision for incentive compensation (Note 11)	19,645,253	23,959,109
Management fee payable	2,305,971	2,221,213
Management fee payable - Asset Management	1,069,880	606,766
Professional fees payable	820,631	742,859
Accrued expenses and liabilities	650,067	655,615
Portfolio fees payable - Asset Management	375,802	140,347
Interest payable	374,387	371,817
Consulting fees payable	115,983	167,968
Taxes payable	541	—

Total liabilities	239,767,265	193,274,444

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 22,464,814 and 22,617,688 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	420,165,045	420,165,045
Accumulated earnings	69,078,307	66,030,475
Dividends paid to stockholders	(110,623,617)	(104,537,479)
Accumulated net realized loss	(1,716,744)	(2,201,455)
Net unrealized appreciation	48,224,554	68,255,894
Treasury stock, at cost, 5,839,634 and 5,686,760 shares held, respectively	(56,551,539)	(54,442,452)
Total shareholders’ equity	368,859,050	393,553,072

Total liabilities and shareholders’ equity	$608,626,315	$586,827,516

Net asset value per share	$16.42	$17.40

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Six Month Period	For the Six Month Period
	November 1, 2013 to	November 1, 2012 to
	April 30, 2014	April 30, 2013
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$69,580	$1,551
Affiliate investments	71,590	4,842,150
Control investments	—	426,300
Total dividend income	141,170	5,270,001

Payment-in-kind dividend income
Affiliate investments	143,182	132,278
Total payment-in-kind dividend income	143,182	132,278

Interest income
Non-control/Non-affiliated investments	2,692,651	1,079,798
Affiliate investments	2,406,842	1,940,922
Control investments	191,798	892,719
Total interest income	5,291,291	3,913,439

Payment-in-kind interest income
Non-control/Non-affiliated investments	1,634,473	285,698
Affiliate investments	498,657	481,435
Control investments	77,264	497,131
Total payment-in-kind interest income	2,210,394	1,264,264

Fee income
Non-control/Non-affiliated investments	300,991	400,591
Affiliate investments	460,001	473,129
Control investments	161,499	538,298
Total fee income	922,491	1,412,018

Fee income - Asset Management(1)
Portfolio fees	595,827	278,592
Management Fees	617,485	618,128
Total fee income - Asset Management	1,213,312	896,720

Other income	553,769	160,197

Total operating income	10,475,609	13,048,917

Operating Expenses:
Interest and other borrowing costs	4,660,899	2,354,861
Management fee	4,609,912	3,945,370
Management fee - Asset Management(1)	463,114	463,592
Portfolio fees - Asset Management(1)	446,870	208,944
Audit fees	324,100	316,400
Legal fees	290,000	276,000
Consulting fees	259,402	268,502
Directors fees	206,250	206,250
Insurance	173,400	165,540
Administration	126,123	126,187
Other expenses	103,797	274,291
Public relations fees	102,000	97,500
Printing and postage	49,889	61,118
Net Incentive compensation (Note 11)	(4,313,856)	2,183,145

Total operating expenses	7,501,900	10,947,700

Less: Voluntary Expense Waiver by Adviser(2)	(75,000)	(75,000)

Total waivers	(75,000)	(75,000)

Net operating income before taxes	3,048,709	2,176,217

Tax Expenses:
Current tax expense	877	1,800

Total tax expense	877	1,800

Net operating income	3,047,832	2,174,417

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized (loss) gain on investments
Short-term investments	176,515	—
Non-control/Non-affiliated investments	308,196	(6,441,216)
Affiliate investments	—	—
Control investments	—	49,655,826

Total net realized gain on investments	484,711	43,214,610

Net change in unrealized depreciation on investments	(20,031,340)	(30,621,385)

Net realized and unrealized (loss) gain on investments	(19,546,629)	12,593,225

Net (decrease) increase in net assets resulting from operations	$(16,498,797)	$14,767,642

Net (decrease) increase in net assets per share resulting from operations	$(0.73)	$0.62

Dividends declared per share	$0.27	$0.27

Weighted average number of shares outstanding (3)	22,574,010	23,844,840

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

(3)Please see Note 12 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter	For the Quarter
	February 1, 2014 to	February 1, 2013 to
	April 30, 2014	April 30, 2013
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$69,390	$577
Affiliate investments	36,149	2,456,402
Control investments	—	—

Total dividend income	105,539	2,456,979

Payment-in-kind dividend income
Affiliate investments	72,300	66,794
Total payment-in-kind dividend income	72,300	66,794

Interest income
Non-control/Non-affiliated investments	1,389,257	563,080
Affiliate investments	1,330,673	823,884
Control investments	96,493	391,672

Total interest income	2,816,423	1,778,636

Payment-in-kind interest income
Non-control/Non-affiliated investments	852,407	242,520
Affiliate investments	251,784	236,846
Control investments	37,992	202,830
Total payment-in-kind interest income	1,142,183	682,196

Fee income
Non-control/Non-affiliated investments	300,487	400,487
Affiliate investments	230,001	236,283
Control investments	80,749	404,498

Total fee income	611,237	1,041,268

Fee income - Asset Management(1)
Management fees	454,392	309,287
Portfolio fees	308,710	137,979

Total fee income - Asset Management	763,102	447,266

Other income	351,571	190,042

Total operating income	5,862,355	6,663,181

Operating Expenses:
Interest and other borrowing costs	2,405,389	1,417,818
Management fee	2,305,970	1,865,133
Portfolio fees - Asset Management(1)	340,794	103,484
Management fee - Asset Management(1)	231,533	231,961
Audit fees	161,700	158,100
Legal fees	152,000	140,000
Consulting fees	124,251	136,251
Directors’ fees	103,125	103,125
Insurance	86,700	82,770
Administration	61,448	62,315
Public relations fees	51,000	48,000
Printing and postage	24,083	30,118
Other expenses	(36,941)	140,738
Net Incentive compensation (Note 11)	(4,867,797)	1,008,484

Total operating expenses	1,143,255	5,528,297

Less: Voluntary Expense Waiver by Adviser (2)	(37,500)	(37,500)

Total waivers	(37,500)	(37,500)

Net operating income before taxes	4,756,600	1,172,384

Tax (Benefit) Expenses:
Current tax (benefit) expense	(23)	1,067

Total tax (benefit) expense	(23)	1,067

Net operating income	4,756,623	1,171,317

Net Realized and Unrealized (Loss) Gain on Investments:

Net realized gain (loss) on investments
Short-term investments	338,448	—
Non-control/Non-affiliated investments	383,402	(4,518,677)
Control investments	—	49,655,826

Total net realized gain on investments	721,850	45,137,149

Net unrealized depreciation on investments	(24,023,980)	(38,417,062)

Net realized gain and net change in unrealized (depreciation) appreciation on investments	(23,302,130)	6,720,087

Net (decrease) increase in net assets resulting from operations	$(18,545,507)	$7,891,404

Net (decrease) increase in net assets per share resulting from operations	$(0.83)	$0.33

Dividends declared per share	$0.135	$0.135

Weighted average number of shares outstanding (3)	22,541,251	23,790,734

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

(3) Please see Note 12 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Month Period	For the Six Month Period
	November 1, 2013	November 1, 2012
	April 30, 2014	April 30, 2013
Cash flows from Operating Activities:
Net (decrease) increase in net assets resulting from operations	$(16,498,797)	$14,767,642
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gain	(484,711)	(43,214,610)
Net change in unrealized depreciation	20,031,340	30,621,385
Amortization of discounts and fees	(861,285)	(100,982)
Increase in accrued payment-in-kind dividends and interest	(2,127,458)	(1,102,967)
Amortization of deferred financing fees	213,660	56,287
Allocation of flow through (income) loss	(281,831)	(80,370)
Changes in assets and liabilities:
Dividends, interest and fees receivable	(707,738)	1,460,383
Fee and other receivables	183,818	1,068,134
Proceeds from short term receivables	(99,783,203)	—
Escrow receivables, net of reserves	300,000	(4,970,868)
Prepaid expenses	26,196	212,029
Prepaid taxes	336	343
Incentive compensation (Note 11)	(4,313,856)	2,183,145
Other liabilities	581,677	212,282
Purchases of equity investments	(12,818,418)	(5,894,411)
Purchases of debt instruments	(34,037,000)	(30,571,661)
Purchases of short term investments	(199,323,373)	—
Proceeds from equity investments (1)	491,075	65,744,643
Proceeds from debt instruments	7,200,000	20,229,280
Sales/maturities of short term investments	249,435,798	—

Net cash (used in) provided by operating activities	(92,773,770)	50,619,684

Cash flows from Financing Activities:
Proceeds from senior notes	—	80,500,000
Net proceeds from revolving credit facility	50,000,000	—
Repayments of revolving credit facility	—	(50,000,000)
Repurchase of common stock	(2,109,087)	(5,729,895)
Financing fees paid	—	(3,096,620)
Distributions paid to shareholders	(6,086,138)	(6,419,929)

Net cash provided by financing activities	41,804,775	15,253,556

Net change in cash and cash equivalents for the period	(50,968,995)	65,873,240

Unrestricted and restricted cash and cash equivalents, beginning of period	$81,026,560	$42,640,558

Unrestricted and restricted cash and cash equivalents, end of period	$30,057,565	$108,513,798

(1) For the six month period ended April 30, 2014, proceeds from equity investments includes $491,075 in escrow receivables, net of reserves.

During the six month period ended April 30, 2014 and 2013 MVC Capital, Inc. paid $4,348,623 and $2,360,378 in interest expense, respectively.

During the six month period ended April 30, 2014 and 2013 MVC Capital, Inc. paid $300 and $1,757 in  income taxes, respectively.

Non-cash activity:

During the six month period ended April 30, 2014 and 2013, MVC Capital, Inc. recorded payment in-kind dividend and interest of $2,127,458 and $1,102,967, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the six month period ended April 30, 2014 and 2013, MVC Capital, Inc. was allocated $553,769 and $160,197, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC.  Of these amounts, $271,938 and $80,370, respectively, was received in cash and $281,831 and $80,370, respectively, was undistributed and therefore increased the cost of the investment.  The fair value then increased by $101,099 and $80,370, respectively, by the Company’s Valuation Committee.

On November 19, 2013, MVC Capital, Inc. converted the MVC Automotive Group B.V. bridge loan of approximately $1.6 million to addional common equity interest.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Six Month Period	For the Six Month Period
	November 1, 2013 to	November 1, 2012 to	For the Year Ended
	April 30, 2014	April 30, 2013	October 31, 2013
	(Unaudited)	(Unaudited)
Operations:
Net operating income (loss)	$3,047,832	$2,174,417	$(3,445,195)
Net realized gain on investments	484,711	43,214,610	43,664,918
Net change in unrealized depreciation on investments	(20,031,340)	(30,621,385)	(3,482,873)

Net (decrease) increase in net assets from operations	(16,498,797)	14,767,642	36,736,850

Shareholder Distributions:
Distributions to shareholders from income	—	(6,419,929)	(5,837,868)
Distributions to shareholders from return of capital	(6,086,138)	—	(6,688,836)

Net decrease in net assets from shareholder distributions	(6,086,138)	(6,419,929)	(12,526,704)

Capital Share Transactions:
Repurchase of common stock	(2,109,087)	(5,729,895)	(16,673,207)

Net decrease in net assets from capital share transactions	(2,109,087)	(5,729,895)	(16,673,207)

Total (decrease) increase in net assets	(24,694,022)	2,617,818	7,536,939

Net assets, beginning of period/year	393,553,072	386,016,133	386,016,133

Net assets, end of period/year	$368,859,050	$388,633,951	$393,553,072

Common shares outstanding, end of period/year	22,464,814	23,469,342	22,617,688

Undistributed net operating income	$—	$5,036,651	$—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Six Month Period		For the Six Month Period		For the
	November 1, 2013 to		November 1, 2012 to		Year Ended
	April 30, 2014		April 30, 2013		October 31, 2013
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$17.40		$16.14		$16.14

Gain from operations:
Net operating income (loss)	0.14		0.07		(0.15)
Net realized and unrealized (loss) gain on investments	(0.87)		0.55		1.74

Total gain from investment operations	(0.73)		0.62		1.59

Less distributions from:
Income	—		(0.27)		(0.25)
Return of capital	(0.27)		—		(0.29)

Total distributions	(0.27)		(0.27)		(0.54)

Capital share transactions
Anti-dilutive effect of share repurchase program	0.02		0.07		0.21

Total capital share transactions	0.02		0.07		0.21

Net asset value, end of period/year	$16.42		$16.56		$17.40

Market value, end of period/year	$13.04		$12.99		$13.83

Market discount	(20.58)%		(21.56)%		(20.52)%

Total Return - At NAV (a)	(4.12	)%(d)	4.30	%(d)	11.30%

Total Return - At Market (a)	(3.83	)%(d)	7.37	%(d)	16.65%

Ratios and Supplemental Data:

Portfolio turnover ratio	1.64%		9.44%		24.40%

Net assets, end of period/year (in thousands)	$368,859		$388,634		$393,553

Ratios to average net assets:
Expenses excluding tax expense	3.85	%(c)	5.65	%(c)	7.26%
Expenses including tax expense	3.85	%(c)	5.65	%(c)	7.26%

Net operating income (loss) before tax expense	1.58	%(c)	1.13	%(c)	(0.89)%
Net operating income (loss) after tax expense	1.58	%(c)	1.13	%(c)	(0.89)%

Ratios to average net assets excluding waivers:
Expenses excluding tax expense	3.89	%(c)	5.69	%(c)	7.30%
Expenses including tax expense	3.89	%(c)	5.69	%(c)	7.30%

Net operating income (loss) before tax expense	1.54	%(c)	1.09	%(c)	(0.93)%
Net operating income (loss) after tax expense	1.54	%(c)	1.09	%(c)	(0.93)%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	6.09	%(c)	4.52	%(c)	5.12%
Expenses excluding incentive compensation, interest and other borrowing costs	3.67	%(c)	3.29	%(c)	3.39%

Net operating (loss) income before incentive compensation	(0.66	)%(c)	2.26	%(c)	1.25%
Net operating income before incentive compensation, interest and other borrowing costs	1.76	%(c)	3.49	%(c)	2.98%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	6.13	%(c)	4.56	%(c)	5.16%
Expenses excluding incentive compensation, interest and other borrowing costs	3.71	%(c)	3.33	%(c)	3.43%

Net operating (loss) income before incentive compensation	(0.70	)%(c)	2.22	%(c)	1.21%
Net operating income before incentive compensation, interest and other borrowing costs	1.72	%(c)	3.45	%(c)	2.94%

(c) Annualized.

(d) Non- Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

April 30, 2014 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments- 25.78% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	—
Biogenic Reagents	Renewable energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	$5,141,868	5,141,868	$5,141,868
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	4,627,682	4,627,682	4,627,682
				9,769,550	9,769,550
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 08/31/2014 (b)	3,105,032	3,105,032	3,034,155
		Warrants (d)		288,000	363,000
				3,393,032	3,397,155
FOLIOfn, Inc.	Technology Investment	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	6,018,000
Freshii USA, Inc.	Food Services	Senior Secured Loan 6.0000% Cash, 6.0000% PIK, 01/11/2017 (b)	1,143,200	1,119,497	1,124,900
		Warrants (d), (l)		33,873	41,785
				1,153,370	1,166,685
G3K Display, Inc.	Retail Store Fixtures	Senior Lien Loan 13.0000% Cash, 4/11/2019 (h)	5,625,000	5,625,000	—
		Warrants (d)		—	—
				5,625,000	—
Inland Environmental & Remediation LP	Environmental Services	Senior Secured Loan 12.0000% Cash, 4/17/2019	13,000,000	12,292,467	12,292,467
		Warrants (d)		713,000	713,000
				13,005,467	13,005,467
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 3.0000% PIK, 08/12/2018	15,108,750	15,108,750	15,108,750
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	11,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	205,000
				1,231,638	216,000
Prepaid Legal Services, Inc.	Consumer Services	2nd Lien Term Loan , 9.7500% Cash, 07/01/2020	10,000,000	9,866,634	10,100,000
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Environmental Services	Term Loan 7.0000% Cash, 08/31/2014 (e)	6,547,350	6,547,350	6,547,350
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 7.0000% Cash, 7.0000% PIK , 10/01/2018 (b)	24,276,455	24,276,455	24,276,455
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares)		5,488,000	5,488,000
Sub Total Non-control/Non-affiliated investments				119,215,249	95,093,412

Affiliate investments - 60.46% (a), (c), (f), (g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d), (e)		7,500,000	7,500,000
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,274,376	4,905,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016	6,500,000	6,500,000	6,500,000
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	99,704
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	22,560,296
				16,500,000	29,160,000
JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d), (e)		4,500	4,500
		Secured Loan 8.0000% Cash, 12/31/2014 (e), (h)	12,000,000	12,000,000	11,000,000
				12,004,500	11,004,500
Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 06/30/2017 (b)	11,546,289	11,546,289	11,546,289
		Second Lien Loan 7.0000% Cash, 4.0000% PIK, 06/30/2014 (b)	1,503,500	1,503,500	1,503,500
		Convertible Preferred Stock (20,000 shares) (b)		3,687,302	3,687,302
				16,737,091	16,737,091
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		2,893,330	7,000,000
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (d)		924,475	924,475
		Senior Secured Loan 12.0000% Cash, 04/04/2014	3,250,000	3,250,000	3,250,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	1,090,000
				5,174,290	5,264,475
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		40,186,620	36,376,000
		Bridge Loan 5.0000% Cash, 2/15/2014 (e)	4,000,000	4,000,000	4,000,000
				44,186,620	40,376,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d), (e)		20,084,599	7,034,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK , 07/25/2015 (b)	10,377,287	10,377,287	10,377,287
		Convertible Series I Preferred Stock (32,200 shares) (d), (k)		500,000	83,667,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
				10,877,287	94,044,894

Sub Total Affiliate investments				139,232,093	223,025,960

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

April 30, 2014 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value
Control Investments - 39.31% (a), (c), (f), (g)
Harmony Health & Beauty, Inc.	Health & Beauty - Distributor	Common Stock (147,621 shares) (d)		$6,700,000	—
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d), (e)		45,662,438	$34,969,000
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (d), (j)		11,831,196	17,158,826
		General Partnership Interest (d), (j)		301,816	432,610
				12,133,012	17,591,436
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (26,795 shares) (b)		30,000,000	24,600,000
		Series C Convertible Preferred Stock (8,486 shares) (b)		22,618,466	25,668,855
				68,382,102	50,268,855
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d), (e)		2,300,000	1,472,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 11/1/2018 (b)	$3,895,262	3,895,262	3,895,262
	Irrigation Equipment	Limited Liability Company Interest (d)		3,535,694	3,466,794
		Guarantee		—	(92,000)
		Warrants (d)		—	—
				7,430,956	7,270,056
Velocitius B.V.	Renewable Energy	Common Equity Interest (d), (e)		11,395,315	17,385,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2015	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	15,450,000
				2,450,000	16,050,000

Sub Total Control Investments				156,453,823	145,006,347

TOTAL INVESTMENT ASSETS - 125.55% (f)				$414,901,165	$463,125,719

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

(c) All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except MVC Automotive Group B.V., Security Holdings B.V., SGDA Europe B.V., SGDA Sanierungsgesellschaft fur Deponien und Altlasten mbH, SIA Tekers Invest, JSC Tekers Holdings, Centile Holdings B.V., Velocitius B.V., MVC Private Equity Fund L.P., Advantage Insurance and Freshii USA, Inc.  The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe which represents approximately 21% of the total assets.  The remaining portfolio companies are located in North America which represents approximately 55% of the total assets.

(f) Percentages are based on net assets of $368,859,050 as of April 30, 2014.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds four investments, three located in the United States and one in Gibraltar, the investments are in the energy, services, and industrial sectors.

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

MVC Capital, Inc.

Consolidated Schedules of Investments

October 31, 2013

Company	Industry	Investment	Principal	Cost	Fair Value

Non-control/Non-affiliated investments - 18.91% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	$—
Biogenic Reagents	Renewable energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	$5,039,444	5,039,444	5,039,444
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	4,535,500	4,535,500	4,535,500
				9,574,944	9,574,944
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 08/31/2014 (b)	3,105,038	2,985,749	3,156,172
		Warrants (d)		288,000	201,000
				3,273,749	3,357,172
BPC II, LLC	Apparel	Limited Liability Company Interest (d)		180,000	—
FOLIOfn, Inc.	Technology Investment	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	6,982,000
Freshii USA, Inc.	Food Services	Senior Secured Loan 6.0000% Cash, 6.0000% PIK, 01/11/2017 (b)	1,109,296	1,081,242	1,087,636
		Warrants (d), (l)		33,873	18,654
				1,115,115	1,106,290
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 08/12/2018	8,000,000	8,000,000	8,000,000
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	14,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	241,000
				1,231,638	255,000
Prepaid Legal Services, Inc.	Consumer Services	2nd Lien Term Loan 9.7500% Cash, 07/01/2020	10,000,000	9,855,919	10,000,000
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Environmental Services	Term Loan 7.0000% Cash, 08/31/2014 (e)	6,547,350	6,547,350	6,547,350
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 4.2500% Cash, 9.7500% PIK , 10/01/2018 (b)	23,122,657	23,122,657	23,122,657
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares)		5,488,000	5,488,000
Sub Total Non-control/Non-affiliated investments				92,139,375	74,433,413

Affiliate investments - 55.83% (a), (c), (f), (g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (c), (d), (e)		7,500,000	7,500,000
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,174,376	4,777,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016	7,500,000	7,500,000	7,500,000
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	88,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	19,912,000
				17,500,000	27,500,000
Harmony Health & Beauty, Inc.	Health & Beauty - Distributor	Common Stock (147,621 shares) (d)		6,700,000	—
JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d), (e)		4,500	4,500
		Secured Loan 8.0000% Cash, 12/31/2014 (e), (h)	12,000,000	12,000,000	11,000,000
				12,004,500	11,004,500
Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 06/30/2017 (b)	11,415,060	11,415,060	11,415,060
		Convertible Preferred Stock (20,000 shares) (b)		3,544,119	3,544,119
				14,959,179	14,959,179
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		2,611,499	6,918,549
RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	1,090,000
				1,159,815	1,250,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		40,186,620	36,258,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d), (e)		20,084,599	6,741,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK , 07/25/2015 (b)	10,118,798	10,118,798	10,118,798
		Convertible Series I Preferred Stock (32,200 shares) (k)		500,000	92,667,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
				10,618,798	102,786,405

Sub Total Affiliate investments				136,499,386	219,694,633

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

(h) All or a portion of the accrued interest on these securities have been reserved for.

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

April 30, 2014

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. As of April 30, 2014, the Company had approximately $22.3 million in cash equivalents and $7.8 million in cash totaling approximately $30.1 million.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment, and is classified as restricted cash on the Company’s Consolidated Balance Sheets (equivalent to approximately $6.9 million at April 30, 2014 and approximately $6.8 million at October 31, 2013).

5. Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies. ASU 2013-08 provides clarifying guidance to determine if an entity qualifies as an investment company. ASU 2013-08 also requires an investment company to measure non-controlling interests in other investment companies at fair value. The following disclosures will also be required upon adoption of ASU 2013-08: (i) whether an entity is an investment company and is applying the accounting and reporting guidance for investment companies; (ii) information about changes, if any, in an entity’s status as an investment company; and (iii) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The requirements of ASU 2013-08 are effective for the Company beginning in fiscal year 2015. These updates are expected to have no impact on the Company’s financial condition or results of operations.

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At April 30, 2014, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest.

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

Valuation Methodology

Pursuant to the requirements of the 1940 Act and in accordance with ASC 820, we value our portfolio securities at their current market values or, if market quotations are not readily available, at their estimated fair values. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with our Valuation Procedures adopted by the Board of Directors, which are consistent with ASC 820.  As permitted by the SEC, the Board of Directors has delegated the responsibility of making fair value determinations to the Valuation Committee, subject to the Board of Directors’ supervision and pursuant to our Valuation Procedures.  Our Board of Directors may also hire independent consultants to review our Valuation Procedures or to conduct an independent valuation of one or more of our portfolio investments.

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

Currently, NAV per share is calculated and published on a quarterly basis.  The Company calculates NAV per share by subtracting all liabilities from the total value of portfolio securities and other assets and dividing the result by the total number of outstanding shares of common stock on the date of valuation.  Fair values of foreign investments determined as of quarter end reflect exchange rates, as applicable, in effect on the last business day of the quarter.  Exchange rates fluctuate on a daily basis, sometimes significantly.  Exchange rate fluctuations subsequent to the fiscal quarter end are not reflected in the valuations reported in this Quarterly Report.

At April 30, 2014 and October 31, 2013, approximately 77.07% and 76.09%, respectively, of total assets represented portfolio investments in Portfolio Companies and escrow receivables recorded at fair value (“Fair Value Investments”).

Under most circumstances, at the time of acquisition, fair value investments are carried at cost (absent the existence of conditions warranting, in management’s and the Valuation Committee’s view, a different initial value).  During the period that an investment is held by the Company, its original cost may cease to approximate fair value as the result of market and investment specific factors.  No pre-determined formula can be applied to determine fair value.  Rather, the Valuation Committee analyzes fair value measurements based on the value at which the securities of the Portfolio Company could be sold in an orderly disposition over a reasonable period of time between willing parties.  The liquidity event whereby the Company ultimately exits an investment is generally the sale, merger, recapitalization of a Portfolio Company or by a public offering of its securities.

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

The fair value of our portfolio securities is inherently subjective. Because of the uncertainty of fair valuation of portfolio securities and escrow receivables that do not have readily ascertainable market values, our estimate of fair value may significantly differ from the fair value that would have been used had a ready market existed for the securities. Such values also do not reflect brokers’ fees or other selling costs, which might become payable on disposition of such investments.

In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for any such restriction.  At April 30, 2014 and October 31, 2013, we did not hold restricted or unrestricted securities of publicly traded companies in which we owned a majority-owned interest.

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

The Valuation Committee determines fair value of debt securities of Control Companies based on the estimate of the enterprise value of the Portfolio Company.  To the extent the enterprise value exceeds the remaining principal amount of the loan and all other debt securities of the company, the fair value of such debt securities is generally estimated to be their cost.  However, where the enterprise value is less than the remaining principal amount of the loan and all other debt securities, the Valuation Committee may discount the value of such securities to reflect an impairment.

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

For loans, debt securities, and preferred securities with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference that generally becomes due at maturity, the Company will not ascribe value to any such payment-in-kind interest/dividends, if the Portfolio Company valuation indicates that the payment-in-kind interest is not collectible.  However, the Company may ascribe value to payment-in-kind interest if the health of the Portfolio Company and the underlying securities are not in question.  All payment-in-kind interest that has been added to the principal balance or capitalized is subject to ratification by the Valuation Committee.

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

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 77.07% and 76.09% of the Company’s total assets at April 30, 2014 and October 31, 2013, respectively. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency risk), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of April 30, 2014 and October 31, 2013.

	April 30, 2014	October 31, 2013
Energy Services	25.50%	26.12%
Medical Device Manufacturer	13.69%	12.35%
Electrical Engineering	10.95%	9.21%
Automotive Dealerships	9.48%	9.89%
Specialty Chemicals	8.07%	7.27%
Manufacturer of Pipe Fittings	7.91%	6.99%
Renewable Energy	7.36%	7.48%
Private Equity	4.77%	2.97%
Theme Park	4.54%	3.80%
Food Services	4.40%	2.31%
Iron Foundries	4.35%	3.32%
Environmental Services	7.21%	3.38%
Real Estate Management	2.98%	2.80%
Consumer Services	2.74%	2.54%
Insurance	2.02%	1.91%
Distributor - Landscaping and Irrigation Equipment	1.97%	3.27%
Financial Services	1.90%	1.76%
Technology	1.63%	1.77%
Consumer Products	1.43%	0.31%
Software	1.33%	1.21%
Manufacturer of Laminate Material and Composites	0.92%	0.85%
Port Facilities	0.40%	0.37%
Health & Beauty - Distributor	0.00%	0.00%
Retail Store Fixtures	0.00%	0.00%
	125.55%	111.88%

8. Portfolio Investments

Pursuant to the requirements of the 1940 Act and ASC 820, we value our portfolio securities at their current market values or, if market quotations are not readily available, at their estimated fair values. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with Valuation Procedures adopted by our Board of Directors.  As permitted by the SEC, the Board of Directors has delegated the responsibility of making fair value determinations to the Valuation Committee, subject to the Board of Directors’ supervision and pursuant to our Valuation Procedures.

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•             Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We did not value any of our investments using Level 1 inputs as of April 30, 2014.

•             Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date or within six months of the measurement date, are generally categorized as Level 2 investments.  We did not value any of our investments using Level 2 inputs as of April 30, 2014.

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

The following fair value hierarchy table sets forth our investment portfolio by level as of April 30, 2014 and October 31, 2013 (in thousands):

	April 30, 2014
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$134,926	$134,926
Common Stock	—	—	23,350	23,350
Preferred Stock	—	—	175,097	175,097
Warrants	—	—	1,118	1,118
Other Equity Investments	—	—	128,727	128,727
Guarantee	—	—	(92)	(92)
Escrow receivables	—	—	5,937	5,937
Total Investments, net	$—	$—	$469,063	$469,063

	October 31, 2013
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$113,153	$113,153
Common Stock	—	—	19,593	19,593
Preferred Stock	—	—	180,357	180,357
Warrants	—	—	220	220
Other Equity Investments	—	—	126,975	126,975
Escrow receivables	—	—	6,237	6,237
Short-term investments	—	49,827	—	49,827
Total Investments, net	$—	$49,827	$446,535	$496,362

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the six month period ended April 30, 2014 and the year ended October 31, 2013, there were no transfers in and out of Level 1 or 2.

The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the six month period ended April 30, 2014, and April 30, 2013 (in thousands):

	Balances, November 1, 2013	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, April 30, 2014
Senior/Subordinated Loans and credit facilities	$113,153	$—	$—	$(6,468)	$36,851	$(8,610)	$—	$134,926
Common Stock	19,593	—	—	2,993	764	—	—	23,350
Preferred Stock	180,357	—	—	(7,340)	2,080	—	—	175,097
Warrants	220	—	—	904	716	(722)	—	1,118
Other Equity Investments	126,975	(180)	180	(12,046)	13,798	—	—	128,727
Guarantees	—	—	—	(92)	—	—	—	(92)
Escrow receivables	6,237	492	—	—	—	(792)	—	5,937
Total	$446,535	$312	$180	$(22,049)	$54,209	$(10,124)	$—	$469,063

	Balances, November 1, 2012	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, April 30, 2013
Senior/Subordinated Loans and credit facilities	$89,502	$2	$(2)	$(965)	$31,473	$(20,229)	$—	$99,781
Common Stock	69,686	48,281	(44,497)	3,045	5,488	(66,288)	—	15,715
Preferred Stock	138,089	(4,436)	4,520	(3,355)	132	(84)	—	134,866
Warrants	34	—	—	—	165	—	—	199
Other Equity Investments	107,685	—	—	9,808	517	(30)	—	117,980
Guarantees	(825)	—	—	825	—	—	—	—
Escrow receivables	991	(632)	—	—	6,311	(708)	—	5,962
Total	$405,162	$43,215	$(39,979)	$9,358	$44,086	$(87,339)	$—	$374,503

(1)      Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.

(2)      Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the six months ended April 30, 2014 and April 30, 2013, respectively.

(3)      Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held at April 30, 2014 and April 30, 2013, respectively.

(4)      Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.

(5)      Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following table summarizes information about the Company’s Level 3 fair value measurements as of April 30, 2014 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	4/30/2014	Valuation technique	Unobservable input	Low	High	average (a)

Common Stock (c) (d)	$23,350	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	100.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	14.2%	15.0%	14.2%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	5.0x	9.0x	5.0x
			Forward EBITDA Multiple	5.5x	5.5x	5.5x

Senior/Subordinated loans	$134,926	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
and credit facilities (b) (d)			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	EBITDA Multiple	5.0x	11.0x	7.6x
			Forward EBITDA Multiple	5.0x	7.0x	5.6x
			Market Quotes	100.0%	100.0%	100.0%
			Discount to Forward EBITDA	10.0%	40.0%	18.3%
			Revenue Multiple	2.0x	2.0x	2.0x

		Income Approach	Discount Rate	14.2%	19.3%	18.1%
			Perpetual Growth Rate of Free Cash Flow	2.0%	3.0%	2.3%
			Required Rate of Return	12.0%	16.0%	14.2%

Other Equity Investments (d)	$128,727	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	EBIT Multiple	6.0x	6.0x	6.0x
			Discount to notional value of CLO equity	0.0%	0.0%	0.0%
			Revenue Multiple	2.0x	2.0x	2.0x
			Forward EBITDA Multiple	5.0x	7.0x	6.0x
			EBITDA Multiple	5.0x	6.0x	5.3x
			Euros per TTM MWhr	€0.70	€0.70	€0.70
			Discount to Forward EBITDA	40.0%	40.0%	40.0%
			Multiple of Book Value	1.0x	1.0x	1.0x

		Income Approach	Discount Rate	6.0%	18.4%	14.7%
			Perpetual Growth Rate of Free Cash Flow	2.0%	3.0%	2.1%

Preferred Stock (c)	$175,097	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	6.6x	9.0x	8.4x
			% of AUM	1.01%	1.01%	1.01%
			Illiquidity Discount	30.0%	30.0%	30.0%
			Multiple of Book Value	1.0x	1.0x	1.0x
			EBT Multiple	18.8x	18.8x	18.8x
			Forward EBITDA Multiple	5.0x	5.0x	5.0x
			Discount to Forward EBITDA	10.0%	10.0%	10.0%

		Income Approach	Discount Rate	15.0%	17.9%	17.8%
			Perpetual Growth Rate of Free Cash Flow	7.5%	7.5%	7.3%

Warrants	$1,118	Market Approach	EBITDA Multiple	8.0x	8.0x	8.0x

		Income Approach	Discount Rate	19.3%	22.6%	22.3%
			Perpetual Growth Rate of Free Cash Flow	3.0%	12.0%	11.1%
			Illiquidity Discount	25.0%	25.0%	25.0%

		Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%

Guarantees	$(92)	Income Approach	Discount Rate	7.3%	7.3%	7.3%

Escrow Receivables	$5,937	Adjusted Net Asset Approach	Discount to Net Asset Value	6.0%	6.0%	6.0%

Total	$469,063

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

For the Six Month Period Ended April 30, 2014

During the six month period ended April 30, 2014, the Company made two new investments, committing capital totaling approximately $21.0 million.  The investments were made in G3K Displays, Inc. (“G3K”) ($6.0 million) and Inland Environmental & Remediation LP (“Inland”) ($15.0 million).

During the six month period ended April 30, 2014, the Company made ten follow-on investments into seven existing portfolio companies totaling approximately $27.7 million.  On November 13, 2013, the Company loaned $4.0 million to Security Holdings B.V. (“Security Holdings”) in the form of a 5% cash bridge loan with a maturity date of February 15, 2014.  On November 19, 2013, the Company increased its common equity interest in Centile Holding B.V. (“Centile”) by $100,000.  Also on November 19, 2013, the Company invested $5.0 million into MVC Automotive Group B.V. (“MVC Automotive”) in the form of common equity interest and converted its bridge loan of approximately $1.8 million, including accrued interest, to common equity interest.  On December 23, 2013, the Company made a senior secured loan of $3.3 million to RuMe Inc. (“RuMe”) with a cash interest rate of 12% and a maturity date of April 4, 2014.  The Company also purchased warrants for shares of common stock in RuMe for a nominal amount and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On January 2, 2014, the Company loaned $7.0 million to Morey’s Seafood International, LLC (“Morey’s”), increasing its second lien loan amount to $15.0 million.  The interest rate on the total loan was increased to 10% cash and 3% payment in kind (“PIK”).  On March 5, 2014, the Company invested an additional $4.0 million into MVC Automotive in the form of common equity interest.  On March 10, 2014, the Company exercised its warrant in RuMe at a cost of approximately $43,000 and received 4,297,549 shares of common stock.  On March 5, 2014 and April 1, 2014, the Company contributed a total of approximately $2.8 million to the PE Fund related to expenses, an additional investment in Plymouth Rock Energy, LLC and an investment in Advanced Oilfield Services, LLC.  As of April 30, 2014, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc. and Advanced Oilfield Services, LLC.  On April 1, 2014, the Company loaned $1.5 million to Marine Exhibition Corporation (“Marine”) in the form of a second lien loan with an interest rate of 11%.  The loan matures on June 30, 2014.

On November 1, 2013, Turf Products, LLC (“Turf”) repaid its $1.0 million junior revolving note in full, including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  Turf also made a $4.5 million principal payment on its senior subordinated loan, resulting in an outstanding balance of approximately $3.9 million as of April 30, 2014.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank.  The guarantee was valued at negative $92,000 at April 30, 2014.

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

On April 14, 2014, the Company agreed to provide G3K a $10.0 million loan in three installments and made its first loan of $6.0 million. The closing of the Company’s G3K investment and first loan occurred following extensive due diligence, including receipt of an unqualified audit report on G3K’s financial statements and a separate quality of earnings review by an accounting firm.  The Company has initiated legal action in the Superior Court of New Jersey, Chancery Division, against G3K, its three shareholders and certain corporate officers for fraudulently misrepresenting G3K’s financial records in order to secure financing from the Company.  The Company is working diligently to uncover the full extent of what it believes to be a highly sophisticated fraud and is seeking to recover loan proceeds. All legal options available are being examined.  The Company did recover $375,000 in principal prior to April 30, 2014.  The loan had an outstanding balance of approximately $5.6 million and had a fair value of $0 as of April 30, 2014.

During the six month period ended April 30, 2014, Marine made principal payments totaling $100,000 on its senior subordinated loan.  As of April 30, 2014, the balance of the loan was approximately $11.5 million.

During the six month period ended April 30, 2014, Custom Alloy Corporation (“Custom Alloy”) made $1.0 million of principal payments on its loan.

During the six month period April 30, 2014, the Company received a dividend of approximately $67,000 from NPWT Corporation (“NPWT”).

During the quarter ended January 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $18,000 and series B preferred stock by approximately $4.0 million, NPWT common stock by $1,000 and preferred stock by $34,000, Vestal Manufacturing Enterprise, Inc. (“Vestal”) common stock by $3.0 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million,  Biovation Holdings, Inc. (“Biovation”) warrants by $162,000, and Freshii USA, Inc. (“Freshii”) warrant by approximately $15,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic Reagents (“Biogenic”) and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,008,665.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $949,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in SGDA Europe B.V. (“SGDA Europe”) equity interest by approximately $57,000, Centile Holdings B.V. (“Centile”) equity interest by $29,000, Security Holdings B.V. (“Security Holdings”) equity interest by $304,000, Octagon Credit Investors, LLC (“Octagon”) equity interest by approximately $1.2 million, MVC Automotive equity interest by approximately $1.9 million, Velocitius B.V. (“Velocitius”) equity interest by approximately $1.9 million, Biovation bridge loan by approximately $102,000, Foliofn, Inc. preferred stock by approximately $1.1 million, Turf guarantee by $92,000 and SIA Tekers Invest (“Tekers”) common stock by $12,000.  Also, during the quarter ended January 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $101,000.

During the quarter ended April 30, 2014, the Valuation Committee increased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by $127,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $900,000, Octagon equity interest by approximately $1.1 million, Security Holdings equity interest by $422,000, SGDA Europe equity interest by approximately $350,000, PrePaid Legal Services, Inc. (“Prepaid Legal”) loan by $100,000, Centile equity interest by $57,000,  Freshii warrant by approximately $8,000 and Tekers common stock by $7,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,118,793.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $987,000 due to a PIK distribution, which was treated as a return of capital.   The Valuation Committee also decreased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $6,000 and series B preferred stock by approximately $1.3 million, MVC Automotive equity interest by approximately $11.2 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $4,000 and preferred stock by approximately $70,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $606,000 and the Biovation bridge loan by approximately $20,000. Also, during the quarter ended April 30, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased only the cost basis of this investment by approximately $181,000.

During the six month period ended April 30, 2014, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $12,000 and series B preferred stock by approximately $2.7 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $3.1 million, Security Holdings equity interest by $118,000, SGDA Europe equity interest by approximately $293,000, PrePaid Legal loan by $100,000, Centile equity interest by $28,000, Freshii warrant by approximately $23,000, Biovation warrants by $162,000 and Vestal common stock by $3.0 million.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $2,127,458.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.9 million due to a PIK distribution, which was treated as a return of capital.   The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by approximately $964,000 Inc., MVC Automotive equity interest by approximately $13.1 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $3,000 and preferred stock by approximately $36,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $2.5 million, Biovation bridge loan by approximately $122,000,  Octagon equity interest by approximately $20,000, Tekers common stock by $5,000 and the Turf guarantee by $92,000. Also, during the six month period ended April 30, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon totaled approximately $282,000.  The $282,000 increased the cost basis and $101,000 increased the fair value of this investment

At April 30, 2014, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $463.1 million with a cost basis of $414.9 million.  At April 30, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $6.0 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $457.1 million and $391.1 million, respectively.  At October 31, 2013, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $440.3 million with a cost basis of $372.0 million.  At October 31, 2013, the fair value and cost basis of the Legacy Investments was $7.0 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $433.3 million and $348.2 million, respectively.

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

On February 8, 2013, the Company received a $70,000 dividend from Marine.

On February 13, 2013, the Company announced the signing of a definitive agreement to sell Summit to an affiliate of One Rock Capital Partners, LLC, subject to regulatory approvals, which were received on February 25, 2013, and the satisfaction of other customary closing conditions, including an escrow.  Prior to the completion of the transaction, the Company and other existing Summit shareholders purchased SCSD from Summit.  The Company invested approximately $5.5 million for 784 shares of class B common stock.  SCSD provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.  On March 29, 2013, the Company received gross equity proceeds of approximately $66.3 million, resulting in a realized gain of approximately $49.5 million from the transaction, a $3.6 million premium to the last reported fair market value placed on Summit by the Company’s Valuation Committee as of January 31, 2013.  The $66.3 million of proceeds included approximately $6.3 million held in escrow, which had a fair value of approximately $5.9 million as of October 31, 2013.  The decrease in the escrow fair value of approximately $400,000 was recorded as a realized loss.  Also, as part of the sale, the $12.1 million second lien loan to Summit was repaid in full, including all accrued interest.  The Company then provided Summit with a $22.0 million second lien loan due on October 1, 2018 with an annual interest rate of 14%.

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

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $44,000 and series B preferred stock by approximately $9.9 million, Octagon equity interest by $450,000, Pre-Paid Legal term loans A and B by a total of approximately $119,000, MVC Automotive equity interest by approximately $3.7 million, Security Holdings equity interest by approximately $12.2 million, Turf equity interest by $592,000, Vestal common stock by approximately $6.8 million, U.S. Gas convertible series I preferred stock by $11.6 million, Pre-Paid Legal second lien loan by approximately $144,000, Centile equity interest by approximately $1.7 million, Biovation loan by approximately $177,000, Tekers common stock by $230,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii, Biogenic and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $3,269,909.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical Preferred stock by $6.5 million, SGDA Europe equity interest by approximately $1.2 million, NPWT preferred and common stock by a total of approximately $205,000, Freshii warrant by approximately $15,000, Foliofn preferred stock by approximately $3.8 million, RuMe preferred stock by $327,000, HH&B common stock by $100,000, Velocitius equity interest by approximately $1.9 million, JSC Tekers secured loan by $1.0 million and the Biovation warrant by $87,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee that had a net valuation change of $825,000.  Also, during the fiscal year ended October 31, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $247,000.

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

9. Commitments and Contingencies

Commitments of the Company:

At April 30, 2014 and October 31, 2013, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at April 30, 2014
MVC Private Equity Fund LP	$20.1 million	$12.1 million
Inland	$15.0 million	$13.0 million
Total	$35.1 million	$25.1 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2013
Turf	$1.0 million	$1.0 million
MVC Private Equity Fund LP	$20.1 million	$9.3 million
Total	$21.1 million	$10.3 million

Guarantees:

At April 30, 2014 and October 31, 2013, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at April 30, 2014
MVC Automotive	$5.5 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$6.5 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2013
MVC Automotive	$5.4 million	—
Tekers	$68,000	—
Total	$5.5 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At April 30, 2014, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be negative $92,000.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee did not have an outstanding balance as of April 30, 2014.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.5 million at April 30, 2014) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of April 30, 2014 is approximately 6.8 million Euro (equivalent to approximately $9.4 million).

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note.  The note had an annual interest at 6.0% and was to expire on January 31, 2014.  On November 1, 2013, Turf repaid its junior revolving note in full including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank which had a fair value of negative $92,000 as of April 30, 2014.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of April 30, 2014, $12.1 million of the Company’s commitment was contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet.  This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, the Company pledged its common stock and series A convertible preferred stock of Ohio Medical to collateralize a loan made to Ohio Medical by another financial institution.  On June 27, 2013, the Company pledged its series C convertible preferred stock of Ohio Medical to further collateralize the same third party loan made to Ohio Medical in 2011.

On April 17, 2014, the Company loaned $13.0 million of its $15.0 million commitment to Inland in the form of a senior secured loan with a cash interest rate of 12% and a maturity date of April 17, 2019.  The Company also received warrants for shares of common stock in Inland and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  The remaining $2.0 million will be funded after Inland achieves certain milestones.  Please see Note 16 “Subsequent Events” for more information.

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

On February 19, 2013, the Company sold $70.0 million of senior unsecured notes (the “Senior Notes”) in a public offering.  The Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Senior Notes bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year, beginning April 15, 2013.  The Company had also granted the underwriters a 30-day option to purchase up to an additional $10.5 million of Senior Notes to cover overallotments.  The additional $10.5 million in principal was purchased and the total principal amount of the Senior Notes totaled $80.5 million.  The net proceeds to the Company from the sale of the Senior Notes, after offering expenses, were approximately $77.4 million.  The offering expenses incurred are amortized over the term of the Senior Notes.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of April 30, 2014, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $117.8 million. The market value of the Senior Notes is based on the closing price of the security as of April 30, 2014 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). At October 31, 2013, the balance of Credit Facility II was $50.0 million.  On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  During the six month period ended April 30, 2014, the Company’s net borrowings on Credit Facility II were $50.0 million, resulting in an outstanding balance of $100 million at April 30, 2014.  Credit Facility II will be used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid a closing fee, legal and other costs associated with this transaction.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

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

11. Incentive Compensation

At October 31, 2013, the provision for estimated incentive compensation was approximately $24.0 million.  During the six month period ended April 30, 2014, this provision for incentive compensation was decreased by a net amount of approximately $4.3 million to approximately $19.7 million.  The net decrease in the provision for incentive compensation during the six month period ended April 30, 2014 reflects the Valuation Committee’s determination to decrease the fair values of eight of the Company’s portfolio investments (MVC Automotive, G3K, NPWT, U.S. Gas, Velocitius, Octagon, Tekers and Turf) by a total of approximately $30.4 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Custom Alloy, Security Holdings, SGDA Europe, PrePaid Legal, Centile, Freshii, Biovation and Vestal) by a total of approximately $6.3 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.9 million due to a PIK distribution, which was treated as a return of capital.  For the six month period ended April 30, 2014, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

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

12. Tax Matters

On October 31, 2013, the Company had a net capital loss carryforward of $906,240 of which $906,240 will expire in the year 2019. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed.  The Company had approximately $17.8 million in unrealized losses associated with Legacy Investments as of April 30, 2014.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the six month period ended April 30, 2014, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2010 through 2014 for the Company and MVCFS remain subject to examination by the IRS.

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

For the Quarter Ended April 30, 2014

On April 14, 2014, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on April 30, 2014 to shareholders of record on April 24, 2014. The total distribution amounted to $3,032,750.

During the quarter ended April 30, 2014, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 271 shares of our common stock at an average price of $13.11, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

SHARE REPURCHASE PROGRAM

On April 3, 2013 the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following tables represent purchases made under our stock repurchase program for the fiscal year ended October 31, 2013 and for the six month period ended April 30, 2014.

			Total Number of Shares
		Average Price Paid per	Purchased as Part of	Approximate Dollar Value
	Total Number of Shares	Share including	Publicly Announced	of Shares Purchased Under
Period *	Purchased	commission	Program	the Program

As of October 31, 2012	—	—	—	—
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
Total	1,299,294	$12.83	1,299,294	$16,673,207

			Total Number of Shares
		Average Price Paid per	Purchased as Part of	Approximate Dollar Value
	Total Number of Shares	Share including	Publicly Announced	of Shares Purchased Under
Period *	Purchased	commission	Program	the Program

As of October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,206
For the Six Month Period ended April 30, 2014	152,874	$13.80	1,452,168	$2,109,086
Total	1,452,168	$12.93	1,452,168	$18,782,292

*Disclosure covering repurchases made on a monthly basis is available on the Company’s website at http://www.mvccapital.com

14. Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc. and the wholly-owned subsidiaries MVC Financial Services, Inc. and MVC Cayman.

The following table presents book basis segment data for the six month period ended April 30, 2014:

	MVC	MVCFS	Consolidated

Interest and dividend income	$7,786,021	$16	$7,786,037
Fee income	—	922,491	922,491
Fee income - asset management	—	1,213,312	1,213,312
Other income	553,769	—	553,769
Total operating income	8,339,790	2,135,819	10,475,609

Total operating expenses	3,347,309	4,154,591	7,501,900
Less: Waivers by Adviser	(75,000)	—	(75,000)
Total net operating expenses	3,272,309	4,154,591	7,426,900

Net operating gain (loss) before taxes	5,067,481	(2,018,772)	3,048,709
Tax expense	—	877	877
Net operating gain (loss)	5,067,481	(2,019,649)	3,047,832
Net realized gain on investments	484,711	—	484,711
Net unrealized (depreciation) appreciation on investments	(20,106,054)	74,714	(20,031,340)
Net (decrease) in net assets resulting from operations	(14,553,862)	(1,944,935)	(16,498,797)

15. Significant Subsidiaries

We have determined that for the six month period ended April 30, 2014, that no portfolio companies have met the conditions of a significant subsidiary.

16. Subsequent Events

On May 2, 2014, the Company loaned $1.5 million to SCSD in the form of a secured loan.  The loan has an interest rate of 12% and a maturity date of May 2, 2019.

On May 7, 2014, the Company converted RuMe’s $3.3 million senior secured loan and accrued interest of approximately $161,000 into 23,896,634 shares of series C preferred stock.

On May 9, 2014, the Company loaned an additional $500,000 to Biovations increasing the total amount outstanding on the bridge loan to $3.6 million. The Company also received a warrant at no cost. The Company allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.

On May 14, 2014, the Company signed a share exchange agreement with Equus Total Return, Inc. (“Equus”), another publicly traded business development company, as part of a plan of reorganization adopted by the Equus Board of Directors. Under the terms of the reorganization, Equus will pursue a merger or consolidation with the Company, a subsidiary of MVC, or one or more of MVC’s portfolio companies. Absent Equus merging or consolidating with/into the Company itself (whereby the Company would own a majority of Equus shares), the current intention is for Equus to (i) be restructured into a publicly-traded operating company focused on the energy and/or financial services sectors and (ii) seek to terminate its election as a business development company. Pursuant to the share exchange agreement, the Company has received 2,112,000 shares of Equus in exchange for 395,839 shares of MVC. The exchange was calculated based upon each company’s respective net asset value per share. As part of the reorganization, the Company may acquire additional Equus shares from time to time, either through Equus’ direct sale of newly issued shares to the Company or through the purchase of outstanding Equus shares. The consummation of the reorganization is anticipated to occur within one year, and Equus currently intends to maintain its common stock listing on the New York Stock Exchange after that point, unless

Equus is merged with the Company.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock. Also, as part of the Equus plan of reorganization, on May 21, 2014 and June 3, 2014, the Company purchased 512,557 and 850,000 additional outstanding common shares of Equus, respectively, at a cost of approximately $1.2 million and $2.1 million, respectively.

On May 19, 2014, the Company loaned an additional $2.0 million to Inland.  The total amount outstanding of the senior secured loan is $15.0 million.

On May 27, 2014, the Company purchased 2,893 common shares of Ohio Medical from Champlain Capital Partners at a nominal cost.

On May 30, 2014, the Company received a $2.9 million principal payment from U.S. Gas on its second lien loan.  The second lien loan interest rate was adjusted to 13% and the maturity date was extended to July 1, 2019.  The Company also loaned an additional $3.0 million to U.S. Gas.  The loan has an interest rate of 14% and a maturity date of July 1, 2018.

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

Selected Consolidated Financial Data

	Six Month Period	Six Month Period
	Ended	Ended	Year Ended
	April 30,	April 30,	October 31,
	2014	2013	2013
	(Unaudited)	(Unaudited)
	(In thousands, except per share data and number of investments)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$7,786	$10,580	$19,622
Fee income	923	1,412	2,853
Fee income - asset management	1,213	897	1,795
Other income	554	160	493

Total operating income	10,476	13,049	24,763

Expenses:
Management fee	4,610	3,945	8,267
Portfolio fees - asset management	447	209	418
Management fee - asset management	463	464	929
Administrative	1,635	1,792	3,712
Interest and other borrowing costs	4,661	2,355	6,724
Net Incentive compensation (Note 11)	(4,314)	2,183	8,304

Total operating expenses	7,502	10,948	28,354

Total waiver by adviser	(75)	(75)	(150)

Net operating income (loss) before taxes	3,049	2,176	(3,441)

Tax expense, net	1	2	4

Net operating income (loss)	3,048	2,174	(3,445)

Net realized and unrealized (loss) gain:
Net realized gain on investments	485	43,215	43,665
Net change in unrealized depreciation on investments	(20,032)	(30,621)	(3,483)

Net realized and unrealized (loss) gain on investments	(19,547)	12,594	40,182

Net (decrease) increase in net assets resulting from operations	$(16,499)	$14,768	$36,737

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$(0.73)	$0.62	$1.59
Dividends per share	$0.270	$0.270	$0.540
Balance Sheet Data:
Portfolio at value	$463,126	$368,540	$440,298
Portfolio at cost	414,901	327,423	371,932
Total assets	608,626	491,944	586,828
Shareholders’ equity	368,859	388,634	393,554
Shareholders’ equity per share (net asset value)	$16.42	$16.56	$17.40
Common shares outstanding at period end	22,465	23,469	22,618
Other Data:
Number of Investments funded in period	12	6	15
Investments funded ($) in period	$46,855	$36,466	$95,701
Repayment/sales in period	7,691	85,974	103,069
Net investment activity in period	39,164	(49,508)	(7,368)

	2014		2013				2012
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	5,863	4,613	4,469	7,245	6,663	6,386	6,148	3,931	16,164	3,644
Management fee	2,306	2,304	2,221	2,101	1,865	2,080	2,027	2,127	2,177	2,257
Portfolio fees - asset management	341	106	106	103	103	106	106	338	462	62
Management fee - asset management	231	232	233	232	232	232	140	41	188	388
Administrative	727	908	1,023	897	902	890	862	971	817	923
Interest, fees and other borrowing costs	2,406	2,255	2,254	2,115	1,418	937	886	854	832	795
Net Incentive compensation	(4,868)	554	2,160	3,961	1,008	1,175	(1,410)	(2,415)	(175)	(1,937)
Total waiver by adviser	(37)	(38)	(37)	(38)	(37)	(38)	(38)	(37)	(2,383)	(96)
Tax expense	—	1	1	1	1	1	3	—	—	1
Net operating income (loss) before net realized and unrealized gains	4,757	(1,709)	(3,492)	(2,127)	1,171	1,003	3,572	2,052	14,246	1,251
Net (decrease) increase in net assets resulting from operations	(18,546)	2,047	3,855	18,114	7,892	6,876	(3,556)	(10,595)	1,515	(9,018)
Net (decrease) increase in net assets resulting from operations per share	(0.83)	0.10	0.18	0.79	0.33	0.29	(0.14)	(0.45)	0.06	(0.37)
Net asset value per share	16.42	17.36	17.40	17.36	16.56	16.29	16.14	16.42	16.99	17.04

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2013, the Company made six new investments and made nine follow-on investments in five existing portfolio companies committing a total of $95.7 million of capital to these investments.  During the six month period ended April 30, 2014, the Company made two new investments and ten follow-on investments in seven existing portfolio companies, committing capital totaling $48.7 million.

The Company’s prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of April 30, 2014, approximately 1.0% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

OPERATING INCOME

For the Six Month Period Ended April 30, 2014 and 2013. Total operating income was $10.5 million for the six month period ended April 30, 2014 and $13.0 million for the six month period ended April 30, 2013, a decrease of approximately $2.5 million.

For the Six Month Period Ended April 30, 2014

Total operating income was $10.5 million for the six month period ended April 30, 2014. The decrease in operating income over the same period last year was primarily due to a decrease in dividend income from portfolio companies, specifically U.S. Gas, which was partially offset by an increase in interest income from portfolio companies.  The main components of operating income for the six month period ended April 30, 2014 was fee income from portfolio companies and asset management and the interest earned on loans.  The Company earned approximately $7.8 million in interest and dividend income from investments in portfolio companies.  Of the $7.8 million recorded in interest/dividend income, approximately $2.4 million was “payment in kind” interest/dividends.  The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 5% to 16%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $1.2 million and fee income from the Company’s portfolio companies of approximately $922,000, totaling approximately $2.1 million.  Of the $1.2 million of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Six Month Period Ended April 30, 2014 and 2013.  Operating expenses, net of Voluntary Waivers, were approximately $7.4 million for the six month period ended April 30, 2014 and $10.9 million for the six month period ended April 30, 2013, a decrease of approximately $3.5 million.

For the Six Month Period Ended April 30, 2014

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $7.4 million or 3.85% of the Company’s average net assets, when annualized, for the six month period ended April 30, 2014.  Significant components of operating expenses for the six month period ended April 30, 2014 were management fee expense paid by the Company of approximately $4.6 million and interest and other borrowing costs of approximately $4.7 million.

The approximately $3.5 million decrease in the Company’s net operating expenses for the six month period ended April 30, 2014 compared to the six month period ended April 30, 2013, was primarily due to the approximately $6.5 million decrease in the estimated provision for incentive compensation expense, which was partially offset by an increase in interest and other borrowing costs of approximately $2.3 million and an increase in the Company’s management fee expense of approximately $665,000.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2014 fiscal year, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers voluntarily agreed that any assets of the Company that were invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  The Company and the Adviser have agreed to continue the expense cap into fiscal year 2014, though they may determine to revise the present calculation methodology later in the year.  For fiscal year 2013 and the six month period ended April 30, 2014, the Company’s expense ratio was 3.04% and 3.20%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the six month period ended April 30, 2014, the provision for incentive compensation was decreased by a net amount of approximately $4.3 million to approximately $19.7 million.  The net decrease in the provision for incentive compensation during the six month period ended April 30, 2014 reflects the Valuation Committee’s determination to decrease the fair values of eight of the Company’s portfolio investments (MVC Automotive, G3K, NPWT, U.S. Gas, Velocitius, Octagon, Tekers and Turf) by a total of approximately $30.4 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Custom Alloy, Security Holdings, SGDA Europe, PrePaid Legal, Centile, Freshii, Biovation and Vestal) by a total of approximately $6.3 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.9 million due to a PIK distribution, which was treated as a return of capital.  For the six month period ended April 30, 2014, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information.

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Six Month Period Ended April 30, 2014 and 2013.  Net realized gains for the six month periods ended April 30, 2014 and 2013 were approximately $485,000 and approximately $43.2 million, respectively, a decrease of approximately $42.7 million.

For the Six Month Period Ended April 30, 2014

Net realized gains for the six month period ended April 30, 2014 were approximately $485,000.  The significant components of the Company’s net realized gains for the six month period ended April 30, 2014 were primarily due to the $446,000 realized gain from a prior year tax refund received by Summit, which was distributed to the Company, and the Company’s realized gains on short-term investments.

On November 7, 2013, the Company recorded a realized gain of approximately $25,000 associated with the SHL Group Limited escrow.

On November 11, 2013, the Company recorded a realized gain of approximately $19,000 associated with the Vendio escrow.

On January 30, 2014, BPC II, LLC completed the dissolution of its operations.  The Company realized a loss of $180,000 as a result of this dissolution.

During the six month period ended April 30, 2014, the Company recorded realized gains of approximately $177,000 with the sale of its short-term investments and approximately $446,000 related to a Summit distribution.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Six Month Period Ended April 30, 2014 and 2013.  The Company had a net change in unrealized depreciation on portfolio investments of approximately $20.0 million for the six month period ended April 30, 2014 and approximately $30.6 million for the six month period ended April 30, 2013, a net decrease of approximately $10.6 million.

For the Six Month Period Ended April 30, 2014

The Company had a net change in unrealized depreciation on portfolio investments of approximately $20.0 million for the six month period ended April 30, 2014.  The change in unrealized depreciation for the six month period ended April 30, 2014 primarily resulted from the Valuation Committee’s decision to decrease the fair value of the Company’s investments in Foliofn, Inc. preferred stock by approximately $964,000, MVC Automotive equity interest by approximately $13.1 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $3,000 and preferred stock by approximately $36,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $2.5 million, Biovation bridge loan by approximately $122,000,  Octagon equity interest by approximately

$20,000, Tekers common stock by $5,000 and the Turf guarantee by $92,000.  The Valuation Committee also increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $12,000 and series B preferred stock by approximately $2.7 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $3.1 million, Security Holdings equity interest by $118,000, SGDA Europe equity interest by approximately $293,000, PrePaid Legal loan by $100,000, Centile equity interest by $28,000, Freshii warrant by approximately $23,000, Biovation warrants by $162,000 and Vestal common stock by $3.0 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.9 million due to a PIK distribution, which was treated as a return of capital.  The reclassification from unrealized depreciation to a realized loss caused by the dissolution of BPC II, LLC of $180,000 was also a component in the change in unrealized depreciation.

For the Six Month Period Ended April 30, 2013

The Company had a net change in unrealized depreciation on portfolio investments of approximately $30.6 million for the six month period ended April 30, 2013.  The change in unrealized depreciation for the six month period ended April 30, 2013,  primarily resulted from the reclassification from unrealized to realized as a result of the sale of Summit of $46.5 million and the Valuation Committee’s decision to decrease the fair value of the Company’s investments in Ohio Medical Preferred stock by $4.6 million, SGDA Europe equity interest by approximately $1.1 million, NPWT preferred and common stock by a total of approximately $14,000, HH&B common stock by $100,000, Velocitius equity interest by approximately $2.2 million, JSC Tekers secured loan by $1.0 million, Biovation loan and warrant by a total of approximately $50,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee which had a net change of $825,000.  These changes in unrealized depreciation were partially off-set by the reclassification from unrealized depreciation to realized losses caused by Lockorder Limited and DPHI, Inc., Legacy Investments, totaling approximately $6.5 million and the Valuation Committee’s decision to increase the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $4,000 and series B preferred stock by approximately $836,000, Octagon equity interest by $450,000, Pre-Paid Legal term loan A and term loan B by a total of approximately $119,000, RuMe preferred stock by $423,000, MVC Automotive equity interest by approximately $2.9 million, Security Holdings equity interest by approximately $7.0 million, Turf equity interest by $592,000, Vestal common stock by approximately $3.2 million, Centile equity interest by $595,000, Tekers common stock by $16,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.7 million and Freshii warrant by approximately $5,000.

PORTFOLIO INVESTMENTS

For the Six Month Period Ended April 30, 2014 and the Year Ended October 31, 2013.  The cost of the portfolio investments held by the Company at April 30, 2014 and at October 31, 2013 was $414.9 million and $372.0 million, respectively, an increase of $42.9 million.  The aggregate fair value of portfolio investments at April 30, 2014 and at October 31, 2013 was $463.1 million and $440.3 million, respectively, an increase of $22.8 million.  The Company held unrestricted cash and cash equivalents at April 30, 2014 and at October 31, 2013 of $30.1 million and $81.0 million, respectively, a decrease of approximately $50.9 million.  The Company had a receivable from a sale of short-term investments at April 30, 2014 of approximately $99.8 million and held short-term investments at October 31, 2013 with a cost and fair value of approximately $49.9 million and approximately $49.8 million, respectively.

For the Six Month Period Ended April 30, 2014

During the six month period ended April 30, 2014, the Company made two new investments, committing capital totaling approximately $21.0 million.  The investments were made in G3K ($6.0 million) and Inland ($15.0 million).

During the six month period ended April 30, 2014, the Company made ten follow-on investments into seven existing portfolio companies totaling approximately $27.7 million.  On November 13, 2013, the Company loaned $4.0 million to Security Holdings in the form of a 5% cash bridge loan with a maturity date of February 15, 2014.  On November 19, 2013, the Company increased its common equity interest in Centile by $100,000.  Also on November 19, 2013, the Company invested $5.0 million into MVC Automotive in the form of common equity interest and converted its bridge loan of approximately $1.8 million, including accrued interest, to common equity interest.  On December 23, 2013, the Company made a senior secured loan of $3.3 million to RuMe with a cash interest rate of 12% and a maturity date of April 4, 2014.  The Company also purchased warrants for shares of common stock in RuMe for a nominal amount and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On January 2, 2014, the Company loaned $7.0 million to Morey’s, increasing its second lien loan amount to $15.0 million.  The interest rate on the total loan was increased to 10% cash and 3% PIK.  On March 5, 2014, the Company invested an additional $4.0 million into MVC Automotive in the form of common equity interest.  On March 10, 2014, the Company exercised its warrant in RuMe at a cost of approximately $43,000 and received 4,297,549 shares of common stock.  On March 5, 2014 and April 1, 2014, the Company contributed a total of approximately $2.8 million to the PE Fund related to expenses, an additional investment in Plymouth Rock Energy, LLC and an investment in Advanced Oilfield Services, LLC.  As of April 30, 2014, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc. and Advanced Oilfield Services, LLC.  On April 1, 2014, the Company loaned $1.5 million to Marine in the form of a second lien loan with an interest rate of 11%.  The loan matures on June 30, 2014.

On November 1, 2013, Turf repaid its $1.0 million junior revolving note in full, including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  Turf also made a $4.5 million principal payment on its senior subordinated loan, resulting in an outstanding balance of approximately $3.9 million as of April 30, 2014.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank.  The guarantee was valued at negative $92,000 at April 30, 2014.

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

On April 14, 2014, the Company agreed to provide G3K a $10.0 million loan in three installments and made its first loan of $6.0 million. The closing of the Company’s G3K investment and first loan occurred following extensive due diligence, including receipt of an unqualified audit report on G3K’s financial statements and a separate quality of earnings review by an accounting firm.  The Company has initiated legal action in the Superior Court of New Jersey, Chancery Division, against G3K, its three shareholders and certain corporate officers for fraudulently misrepresenting G3K’s financial records in order to secure financing from the Company.  The Company is working diligently to uncover the full extent of what it believes to be a highly sophisticated fraud and is seeking to recover loan proceeds. All legal options available are being examined.  The Company did recover $375,000 in principal prior to April 30, 2014.  The loan had an outstanding balance of approximately $5.6 million and had a fair value of $0 as of April 30, 2014.

During the six month period ended April 30, 2014, Marine made principal payments totaling $100,000 on its senior subordinated loan.  As of April 30, 2014, the balance of the loan was approximately $11.5 million.

During the six month period ended April 30, 2014, Custom Alloy made $1.0 million of principal payments on its loan.

During the six month period April 30, 2014, the Company received a dividend of approximately $67,000 from NPWT.

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

During the quarter ended April 30, 2014, the Valuation Committee increased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by $127,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $900,000, Octagon equity interest by approximately $1.1 million, Security Holdings equity interest by $422,000, SGDA Europe equity interest by approximately $350,000, PrePaid Legal loan by $100,000, Centile equity interest by $57,000,  Freshii warrant by approximately $8,000 and Tekers common stock by $7,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,118,793.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $987,000 due to a PIK distribution, which was treated as a return of capital.   The Valuation Committee also decreased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $6,000 and series B preferred stock by approximately $1.3 million, MVC Automotive equity interest by approximately $11.2 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $4,000 and preferred stock by approximately $70,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $606,000 and the Biovation bridge loan by approximately $20,000.  Also, during the quarter ended April 30, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased only the cost basis of this investment by approximately $181,000.

During the six month period ended April 30, 2014, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $12,000 and series B preferred stock by approximately $2.7 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $3.1 million, Security Holdings equity interest by $118,000, SGDA Europe equity interest by approximately $293,000, PrePaid Legal loan by $100,000, Centile equity interest by $28,000, Freshii warrant by approximately $23,000, Biovation warrants by $162,000 and Vestal common stock by $3.0 million.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $2,127,458.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.9 million due to a PIK distribution, which was treated as a return of capital.   The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by approximately $964,000 Inc., MVC Automotive equity interest by approximately $13.1 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $3,000 and preferred stock by approximately $36,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $2.5 million, Biovation bridge loan by approximately $122,000,  Octagon equity interest by approximately $20,000, Tekers common stock by $5,000 and the Turf guarantee by $92,000. Also, during the six month period ended April 30, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon totaled approximately $282,000.  The $282,000 increased the cost basis and $101,000 increased the fair value of this investment.

At April 30, 2014, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $463.1 million with a cost basis of $414.9 million.  At April 30, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $6.0 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $457.1 million and $391.1 million, respectively.  At October 31, 2013, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $440.3 million with a cost basis of $372.0 million.  At October 31, 2013, the fair value and cost basis of the Legacy Investments was $7.0 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $433.3 million and $348.2 million, respectively.

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

On February 8, 2013, the Company received a $70,000 dividend from Marine.

On February 13, 2013, the Company announced the signing of a definitive agreement to sell Summit to an affiliate of One Rock Capital Partners, LLC, subject to regulatory approvals, which were received on February 25, 2013, and the satisfaction of other customary closing conditions, including an escrow.  Prior to the completion of the transaction, the Company and other existing Summit shareholders purchased SCSD from Summit.  The Company invested approximately $5.5 million for 784 shares of class B common stock.  SCSD provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.  On March 29, 2013, the Company received gross equity proceeds of approximately $66.3 million, resulting in a realized gain of approximately $49.5 million from the transaction, a $3.6 million premium to the last reported fair market value placed on Summit by the Company’s Valuation Committee as of January 31, 2013.  The $66.3 million of proceeds included approximately $6.3 million held in escrow, which had a fair value of approximately $5.9 million as of October 31, 2013.  The decrease in the escrow fair value of approximately

$400,000 was recorded as a realized loss.  Also, as part of the sale, the $12.1 million second lien loan to Summit was repaid in full, including all accrued interest.  The Company then provided Summit with a $22.0 million second lien loan due October 1, 2018 with an annual interest rate of 14%.

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

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $44,000 and series B preferred stock by approximately $9.9 million, Octagon equity interest by $450,000, Pre-Paid Legal term loans A and B by a total of approximately $119,000, MVC Automotive equity interest by approximately $3.7 million, Security Holdings equity interest by approximately $12.2 million, Turf equity interest by $592,000, Vestal common stock by approximately $6.8 million, U.S. Gas convertible series I preferred stock by $11.6 million, Pre-Paid Legal second lien loan by approximately $144,000, Centile equity interest by approximately $1.7 million, Biovation loan by approximately $177,000, Tekers common stock by $230,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii, Biogenic and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $3,269,909.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical Preferred stock by $6.5 million, SGDA Europe equity interest by approximately $1.2 million, NPWT preferred and common stock by a total of approximately $205,000, Freshii warrant by approximately $15,000, Foliofn preferred stock by approximately $3.8 million, RuMe preferred stock by $327,000, HH&B common stock by $100,000, Velocitius equity interest by approximately $1.9 million, JSC Tekers secured loan by $1.0 million and the Biovation warrant by $87,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee that had a net valuation change of $825,000.  Also, during the fiscal year ended October 31, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $247,000.

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

Portfolio Companies

During the six month period ended April 30, 2014, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2013 and April 30, 2014, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million.  The investment has been fair valued at $0.

Advantage Insurance Holdings

Advantage, Cayman Islands, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2013 and April 30, 2014, the 750,000 shares of preferred stock had a cost basis and fair value of $7.5 million.

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

At April 30, 2014, the Company’s loans had a combined outstanding balance, cost basis and fair value of $9.8 million.  The increase in cost and fair value of the loans is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

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

During the six month period ended April 30, 2014, the Valuation Committee decreased the fair value of the loan by approximately $122,000 and increased the value of the warrants by approximately $162,000.

At April 30, 2014, the Company’s investment consisted of a bridge loan with an outstanding balance and cost basis of approximately $3.1 million and a fair value of approximately $3.0 million.  The warrants had a cost of $288,000 and a fair value of $363,000.  The increase in cost and fair value of the loan is due to the capitalization of “payment in kind” interest.  The increase in the fair value was approved by the Company’s Valuation Committee.

Peter Seidenberg and Jim Lynch, representatives of the Company, serve as directors of Biovation.

BPC II, LLC

BPC, Arcadia, California, is a company that designs, manufactures, markets and distributes women’s apparel under several brand names.

On December 12, 2011, BP filed for Chapter 11 protection in New York with agreement to turn ownership over to secured lenders under a bankruptcy reorganization plan.  Secured lenders, including the Company, agreed to support a Chapter 11 reorganization.

On June 20, 2012, BP completed the bankruptcy process that resulted in a realized loss of approximately $23.4 million on the Company’s second lien loan, term loan A and term loan B.  As a result of the bankruptcy process, the Company received limited liability company interest in BPC.

At October 31, 2013, the equity investment had a cost basis of $180,000 and a fair value of $0.

On January 30, 2014, BPC completed the dissolution of its operations.  The Company realized a loss of $180,000 as a result of this dissolution.

At April 30, 2014, the Company no longer held an investment in BPC.

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

During the six month period ended April 30, 2014, the Valuation Committee increased the fair value of the common equity interest by approximately $28,000.

At April 30, 2014, the Company’s investment in Centile consisted of common equity interest at a cost of $3.3 million and a fair value of approximately $4.9 million.

Christopher Sullivan, a representative of the Company, serves as a director of Centile.

Custom Alloy Corporation

Custom Alloy, High Bridge, New Jersey, manufactures time sensitive and mission critical butt-weld pipe fittings and forgings for the natural gas pipeline, power generation, oil/gas refining and extraction, and nuclear generation markets.

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

During the six month period ended April 30, 2014, Custom Alloy made $1.0 million in principal payments on its loan.

During the six month period ended April 30, 2014, the Valuation Committee increased the fair value of the series A preferred stock by approximately $12,000 and the series B preferred stock by approximately $2.7 million.

At April 30, 2014, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and a fair value of approximately $100,000 and the 1,991 shares of convertible series B preferred stock at a cost of approximately $10.0 million and a fair value of approximately $22.6 million.  The unsecured subordinated loan had a cost basis, outstanding balance and fair value of approximately $6.5 million.

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

During the six month period ended April 30, 2014, the Valuation Committee decreased the fair value of the preferred stock by approximately $1.0 million.

At April 30, 2014, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $6.0 million.

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

During the six month period ended April 30, 2014, the Valuation Committee increased the fair value of the warrant by approximately $23,000.

At April 30, 2014, the Company’s investment in Freshii consisted of a senior secured loan with an outstanding balance, cost basis and fair value of approximately $1.1 million.  The warrant had a cost of approximately $34,000 and a fair value of approximately $42,000.  The increase in cost and fair value of the loan is due to the amortization of loan origination fees, the capitalization of “payment in kind” interest and the discount associated with the warrant.  The increase in the fair value was approved by the Company’s Valuation Committee.

G3K Displays, Inc.

G3K, Hoboken, New Jersey, is a custom designer, manufacturer and installer of in-store environments, signage, displays and fixtures for major retailers such as Foot Locker, adidas and Luxottica.

On April 14, 2014, the Company agreed to provide G3K a $10.0 million loan in three installments and made its first loan of $6.0 million. The closing of the Company’s G3K investment and first loan occurred following extensive due diligence, including receipt of an unqualified audit report on G3K’s financial statements and a separate quality of earnings review by an accounting firm.  The Company has initiated legal action in the Superior Court of New Jersey, Chancery Division, against G3K, its three shareholders and certain corporate officers for fraudulently misrepresenting G3K’s financial records in order to secure financing from the Company.  The Company is working diligently to uncover the full extent of what it believes to be a highly sophisticated fraud and is seeking to recover loan proceeds. All legal options available are being examined.  The Company did recover $375,000 in principal prior to April 30, 2014.  The loan had an outstanding balance of approximately $5.6 million as of April 30, 2014.

During the six month period ended April 30, 2014, the Valuation Committee decreased the fair value of the loan by approximately $5.6 million.

At April 30, 2014, the Company’s investment in G3K consisted of a senior loan with an outstanding balance and cost basis of $5.6 million and a fair value of $0.  The senior loan has an interest rate of 13% and a maturity date of April 11, 2019.  The Company has reserved in full against all of the accrued interest starting April 14, 2014.

Harmony Health & Beauty, Inc.

Harmony Health & Beauty, Purchase, New York, purchased the assets of Harmony Pharmacy on November 30, 2010, during a public UCC sale for approximately $6.4 million.  HH&B is a distributor of health and beauty products.  The Company’s initial investment consisted of 100,010 shares of common stock.

At October 31, 2013 and April 30, 2014, the Company’s investment in HH&B consisted of 147,621 shares of common stock with a cost of $6.7 million and fair value of $0.

Michael Tokarz, Chairman of the Company, serves as a director of HH&B.

Inland Environmental & Remediation LP

Inland, Columbus, Texas, has developed a patented, environmentally-friendly recycling process to transform waste produced from oil field drilling sites into a road base product used in road construction.

On April 17, 2014, the Company loaned $13.0 million of its $15.0 million commitment to Inland in the form of a senior secured loan with a cash interest rate of 12% and a maturity date of April 17, 2019.  The Company also received warrants for shares of common stock in Inland and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.

At April 30, 2014, the Company’s investment in Inland consisted of a senior secured loan with an outstanding balance of $13.0 million and a cost basis and fair value of approximately $12.3 million.  The warrants had a cost basis and fair value of $713,000.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2013 and April 30, 2014, the Company’s investment in JSC Tekers consisted of a secured loan with an outstanding balance and cost basis of $12.0 million and a fair value of $11.0 million and 2,250 shares of common stock with a cost basis and fair value of $4,500.  The secured loan had an interest rate of 8% and a maturity date of December 31, 2014.  The Company has reserved in full against all of the accrued interest starting February 1, 2013.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2013 and April 30, 2014, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

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

On April 1, 2014, the Company loaned $1.5 million to Marine in the form of a second lien loan with an interest rate of 11%.  The loan matures on June 30, 2014.

During the six month period ended April 30, 2014, Marine made principal payments totaling $100,000 on its senior subordinated loan.

At April 30, 2014, the Company’s senior secured loan and second lien loan had an outstanding balance, cost basis and fair value of approximately $11.5 million and $1.5 million, respectively.  The preferred stock had a cost and fair value of approximately $3.6 million.  The increase in the outstanding balance, cost and fair value of the loan and preferred stock is due to the amortization of loan origination fees and the capitalization of “payment in kind” interest/dividends.  The increase in the fair value was approved by the Company’s Valuation Committee.

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

At April 30, 2014, the loan had an outstanding balance, cost basis and fair value of $15.1 million.

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

On March 5, 2014, the Company invested an additional $4.0 million into MVC Automotive in the form of common equity interest.

During the six month period ended April 30, 2014, the Valuation Committee decreased the fair value of the equity interest by approximately $13.1 million.

At April 30, 2014, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $45.7 million and a fair value of approximately $35.0 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $5.5 million at April 30, 2014.  This guarantee was taken into account in the valuation of MVC Automotive.

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

On March 5, 2014 and April 1, 2014, the Company contributed a total of approximately $2.8 million to the PE Fund related to expenses, an additional investment in Plymouth Rock Energy, LLC and an investment in Advanced Oilfield Services, LLC.

During the six month period ended April 30, 2014, the Valuation Committee increased the fair values of the limited partnership and general partnership interests totaling approximately $3.1 million.

At April 30, 2014, the limited partnership interest in the PE Fund had a cost of approximately $11.8 million and a fair value of approximately $17.2 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $302,000 and a fair value of approximately $433,000.  As of April 30, 2014, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc. and Advanced Oilfield Services, LLC.

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

During the six month period ended April 30, 2014, the Company received a dividend of approximately $67,000 from NPWT.

During the six month period ended April 30, 2014, the Valuation Committee decreased the fair values of the common stock and preferred stock totaling approximately $39,000.

At April 30, 2014, the common stock had a cost basis of approximately $1.2 million and a fair value of approximately $11,000.  The convertible preferred stock had a cost basis of $0 and a fair value of approximately $205,000.

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

During the six month period ended April 30, 2014, the Valuation Committee decreased the fair value of the equity investment by approximately $20,000.

During the six month period ended April 30, 2014, the cost basis of the equity investment was increased by approximately $282,000 because of an allocation of flow through income and the fair value was increased by approximately $101,000 by the Company’s Valuation Committee.  At April 30, 2014, the equity investment had a cost basis of approximately $2.9 million and a fair value of $7.0 million.

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

During the six month period ended April 30, 2014, the fair value of the series C convertible preferred stock was increased by approximately $1.9 million due to a PIK distribution, which was treated as a return of capital.

At April 30, 2014, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis of approximately $15.8 million and a fair value of $0, 26,795 shares of series A convertible preferred stock with a cost basis of $30.0 million and a fair value of $24.6 million and 8,486 shares of series C convertible preferred stock with a cost basis of $22.6 million and a fair value of $25.7 million.

Michael Tokarz, Chairman of the Company, Peter Seidenberg and Jim O’Connor, representatives of the Company, serve as directors of Ohio Medical.

Prepaid Legal Services, Inc.

Prepaid Legal, Ada, Oklahoma, is the leading marketer of legal counsel and identity theft solutions to families and small businesses in the U.S. and Canada.

At October 31, 2013 the Company’s investment in Prepaid Legal consisted of a $9.9 million second lien loan, which was purchased at a discount.  The interest rate on the loan is the greater of LIBOR plus 8.50% with a LIBOR floor of 1.25% or the Alternate Base rate (“ABR”) plus 7.5% with an ABR floor of 2.25% per annum.  The loan matures on July 1, 2020.  The loan had an outstanding balance of $10.0 million, a cost basis of approximately $9.9 million and a fair value of approximately $10.0 million.

During the six month period ended April 30, 2014, the Valuation Committee increased the fair value of the loan by $100,000.

At April 30, 2014, the Company’s investment in Prepaid Legal consisted of a $9.9 million second lien loan, which was purchased at a discount.  The interest rate on the loan is the greater of LIBOR plus 8.50% with a LIBOR floor of 1.25% or the ABR plus 7.5% with an ABR floor of 2.25% per annum.  The loan matures on July 1, 2020.  The loan had an outstanding balance of $10.0 million, a cost basis of approximately $9.9 million and a fair value of $10.1 million.  The increase in the cost of the loan is due to the amortization of the original issue discount.

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

On December 23, 2013, the Company loaned $3.3 million to RuMe in the form of a senior secured loan with a cash interest rate of 12% and had a maturity date of April 4, 2014.  The Company also purchased warrants for shares of common stock in RuMe for a nominal amount and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.

On March 10, 2014, the Company exercised its warrant in RuMe at a cost of approximately $43,000 and received 4,297,549 shares of common stock.

At April 30, 2014, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis and fair value of approximately $924,000 and 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.1 million.  The loan had an outstanding balance, cost basis and fair value of approximately $3.3 million.  The increase in the cost and fair value of the loan is due to the amortization of the original issue discount.

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

On November 13, 2013, the Company loaned $4.0 million to Security Holdings in the form of a 5% cash bridge loan and had a maturity date of February 15, 2014.

During the six month period ended April 30, 2014, the Valuation Committee increased the fair value of the common equity interest by approximately $118,000.

At April 30, 2014, the Company’s common equity interest in Security Holdings had a cost basis of approximately $40.2 million and a fair value of approximately $36.4 million and the loan had an outstanding balance, cost basis and fair value of $4.0 million.

Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2013, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of $6.7 million.

During the six month period ended April 30, 2014, the Valuation Committee increased the fair value of the common equity interest by approximately $293,000.

At April 30, 2014, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of approximately $7.0 million.

Christopher Sullivan, a representative of the Company, serves as a director of SGDA Europe.

SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH

SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.

At October 31, 2013 and April 30, 2014, the Company’s investment in SGDA consisted of a term loan with an outstanding balance, cost basis and fair value of approximately $6.5 million.  The term loan bears annual interest at 7.0% and matures on August 31, 2014.

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

During the six month period ended April 30, 2014, the Valuation Committee decreased the fair value of the common stock by approximately $5,000.

At April 30, 2014, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $1.5 million.  There was no balance on the guarantee for Tekers at April 30, 2014.  This guarantee was taken into account in the valuation of Tekers.

Summit Research Labs, Inc.

Summit, Huguenot, New York, is a specialty chemical company that manufactures antiperspirant actives.

At October 31, 2013, the Company’s investment in Summit consisted of a second lien loan that had an outstanding balance, cost basis and fair value of approximately $23.1 million.  The second lien loan bears annual interest at 14% and matures on October 1, 2018.

At April 30, 2014, the Company’s second lien loan had an outstanding balance, cost basis and a fair value of approximately $24.3 million.  The increase in cost and fair value of the loan is due to the capitalization of “payment in kind” interest.  The increase in the fair value was approved by the Company’s Valuation Committee.

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

At April 30, 2014, the senior subordinated loan had an outstanding balance, cost basis and a fair value of approximately $3.9 million.  The membership interest has a cost and fair value of approximately $3.5 million.  The warrants had a cost and fair value of $0 and the guarantee was fair valued at negative $92,000.

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

During the six month period ended April 30, 2014, the Valuation Committee decreased the fair value of the preferred stock by approximately $9.0 million.

At April 30, 2014, the second lien loan had an outstanding balance, cost basis and a fair value of approximately $10.4 million.  The increases in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest.  The increase in the fair value was approved by the Company’s Valuation Committee.  The convertible Series I preferred stock had a fair value of approximately $83.7 million and a cost of $500,000 and the convertible Series J preferred stock had a cost and fair value of $0.

Puneet Sanan and Peter Seidenberg, representatives of the Company, serve as Chairman and director, respectively, of U.S. Gas and Warren Holtsberg, a director of the Company, also serves as a director of U.S. Gas.

U.S. Spray Drying Holding Company

SCSD, Huguenot, New York, provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.

At October 31, 2013 and April 30, 2014, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost and fair value of approximately $5.5 million.

Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of SCSD.

Velocitius B.V.

Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.

At October 31, 2013, the Company’s investment in Velocitius consisted of an equity investment with a cost of $11.4 million and a fair value of $19.9 million.

During the six month period ended April 30, 2014, the Valuation Committee decreased the fair value of the equity investment by approximately $2.5 million.

At April 30, 2014, the equity investment in Velocitius had a cost of approximately $11.4 million and a fair value of approximately $17.4 million.

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

During the six month period ended April 30, 2014, the Valuation Committee increased the fair value of the common stock by approximately $3.0 million.

At April 30, 2014, the Company’s investment in Vestal consisted of a senior subordinated promissory note and 81,000 shares of common stock.  The senior subordinated note had an outstanding balance, cost, and fair value of $600,000.  The 81,000 shares of common stock had a cost basis of approximately $1.9 million and a fair value of $15.5 million.

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

At April 30, 2014, the Company had investments in portfolio companies totaling $463.1 million.  Also, at April 30, 2014, the Company had investments in unrestricted cash and cash equivalents totaling approximately $23.1 million.  The Company also had approximately $6.9 million in restricted cash and cash equivalents related to the project guarantee for Security Holdings.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the six month period ended April 30, 2014, the Company made two new investments, committing capital totaling approximately $21.0 million.  The investments were made in G3K ($6.0 million) and Inland ($15.0 million).

During the six month period ended April 30, 2014, the Company made ten follow-on investments into seven existing portfolio companies totaling approximately $27.7 million.  On November 13, 2013, the Company loaned $4.0 million to Security Holdings in the form of a 5% cash bridge loan with a maturity date of February 15, 2014.  On November 19, 2013, the Company increased its common equity interest in Centile by $100,000.  Also on November 19, 2013, the Company invested $5.0 million into MVC Automotive in the form of common equity interest and converted its bridge loan of approximately $1.8 million, including accrued interest, to common equity interest.  On December 23, 2013, the Company made a senior secured loan of $3.3 million to RuMe with a cash interest rate of 12% and a maturity date of April 4, 2014.  The Company also purchased warrants for shares of common stock in RuMe for a nominal amount and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On January 2, 2014, the Company loaned $7.0 million to Morey’s, increasing its second lien loan amount to $15.0 million.  The interest rate on the total loan was increased to 10% cash and 3% PIK.  On March 5, 2014, the Company invested an additional $4.0 million into MVC Automotive in the form of common equity interest.  On March 10, 2014, the Company exercised its warrant in RuMe at a cost of approximately $43,000 and received 4,297,549 shares of common stock.  On March 5, 2014 and April 1, 2014, the Company contributed a total of approximately $2.8 million to the PE Fund related to expenses, an additional investment in Plymouth Rock Energy and an investment in Advanced Oilfield Services, LLC.  As of April 30, 2014, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc. and Advanced Oilfield Services, LLC.  On April 1, 2014, the Company loaned $1.5 million to Marine in the form of a second lien loan with an interest rate of 11%.  The loan matures on June 30, 2014.

Current commitments include:

Commitments of the Company:

At April 30, 2014 and October 31, 2013, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at April 30, 2014
MVC Private Equity Fund LP	$20.1 million	$12.1 million
Inland	$15.0 million	$13.0 million
Total	$35.1 million	$25.1 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2013
Turf	$1.0 million	$1.0 million
MVC Private Equity Fund LP	$20.1 million	$9.3 million
Total	$21.1 million	$10.3 million

Guarantees:

At April 30, 2014 and October 31, 2013, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at April 30, 2014
MVC Automotive	$5.5 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$6.5 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2013
MVC Automotive	$5.4 million	—
Tekers	$68,000	—
Total	$5.5 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At April 30, 2014, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be negative $92,000.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee did not have an outstanding balance as of April 30, 2014.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.5 million at April 30, 2014) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of April 30, 2014 is approximately 6.8 million Euro (equivalent to approximately $9.4 million).

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note.  The note had an annual interest at 6.0% and was to expire on January 31, 2014.  On November 1, 2013, Turf repaid its junior revolving note in full including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank which had a fair value of negative $92,000 as of April 30, 2014.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of April 30, 2014, $12.1 million of the Company’s commitment was contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is classified as restricted cash on the Company’s consolidated balance sheet.  This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, the Company pledged its common stock and series A convertible preferred stock of Ohio Medical to collateralize a loan made to Ohio Medical by another financial institution.  On June 27, 2013, the Company pledged its series C convertible preferred stock of Ohio Medical to further collateralize the same third party loan made to Ohio Medical in 2011.

On April 17, 2014, the Company loaned $13.0 million of its $15.0 million commitment to Inland in the form of a senior secured loan with a cash interest rate of 12% and a maturity date of April 17, 2019.  The Company also received warrants for shares of common stock in Inland and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  The remaining $2.0 million will be funded after Inland achieves certain milestones. Please see Note 16 “Subsequent Events” for more information.

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

On February 19, 2013, the Company sold $70.0 million of senior unsecured notes (the “Senior Notes”) in a public offering.  The Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Senior Notes bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year, beginning April 15, 2013.  The Company had also granted the underwriters a 30-day option to purchase up to an additional $10.5 million of Senior Notes to cover overallotments.  The additional $10.5 million in principal was purchased and the total principal amount of the Senior Notes totaled $80.5 million.  The net proceeds to the Company from the sale of the Senior Notes, after offering expenses, were approximately $77.4 million.  The offering expenses incurred are amortized over the term of the Senior Notes.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of April 30, 2014, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $117.8 million. The market value of the Senior Notes is based on the closing price of the security as of April 30, 2014 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million Credit Facility II with BB&T. At October 31, 2013, the balance of Credit Facility II was $50.0 million.  On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  During the six month period ended April 30, 2014, the Company’s net borrowings on Credit Facility II were $50.0 million, resulting in an outstanding balance of $100 million at April 30, 2014.  Credit Facility II will be used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid a closing fee, legal and other costs associated with this transaction.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

The Company enters into contracts with Portfolio Companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On May 2, 2014, the Company loaned $1.5 million to SCSD in the form of a secured loan.  The loan has an interest rate of 12% and a maturity date of May 2, 2019.

On May 7, 2014, the Company converted RuMe’s $3.3 million senior secured loan and accrued interest of approximately $161,000 into 23,896,634 shares of series C preferred stock.

On May 9, 2014, the Company loaned an additional $500,000 to Biovations increasing the total amount outstanding on the bridge loan to $3.6 million. The Company also received a warrant at no cost. The Company allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.

On May 14, 2014, the Company signed a share exchange agreement with Equus another publicly traded business development company, as part of a plan of reorganization adopted by the Equus Board of Directors. Under the terms of the reorganization, Equus will pursue a merger or consolidation with the Company, a subsidiary of MVC, or one or more of MVC’s portfolio companies. Absent Equus merging or consolidating with/into the Company itself (whereby the Company would own a majority of Equus shares), the current intention is for Equus to (i) be restructured into a publicly-traded operating company focused on the energy and/or financial services sectors and (ii) seek to terminate its election as a business development company. Pursuant to the share exchange agreement, the Company has received 2,112,000 shares of Equus in exchange for 395,839 shares of MVC. The exchange was calculated based upon each company’s respective net asset value per share. As part of the reorganization, the Company may acquire additional Equus shares from time to time, either through Equus’ direct sale of newly issued shares to the Company or through the purchase of outstanding Equus shares. The consummation of the reorganization is anticipated to occur within one year, and Equus currently intends to maintain its common stock listing on the New York Stock Exchange after that point, unless Equus is merged with the Company.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock. Also, as part of the Equus plan of reorganization, on May 21, 2014 and June 3, 2014, the Company purchased 512,557 and 850,000 additional outstanding common shares of Equus, respectively, at a cost of approximately $1.2 million and $2.1 million, respectively.

On May 19, 2014, the Company loaned an additional $2.0 million to Inland.  The total amount outstanding of the senior secured loan is $15.0 million.

On May 27, 2014, the Company purchased 2,893 common shares of Ohio Medical from Champlain Capital Partners at a nominal cost.

On May 30, 2014, the Company received a $2.9 million principal payment from U.S. Gas on its second lien loan.  The second lien loan interest rate was adjusted to 13% and the maturity date was extended to July 1, 2019.  The Company also loaned an additional $3.0 million to U.S. Gas.  The loan has an interest rate of 14% and a maturity date of July 1, 2018.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables, which represent approximately 77.07% of the Company’s total assets at April 30, 2014.  As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The

Company may make short-term investments in 90-day Treasury Bills or longer-term treasury notes, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

In addition, the following risk factors relate to market risks impacting the Company.

Investing in private companies involves a high degree of risk.

Our investment portfolio generally consists of loans to, and investments in, private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally very little publicly available information about the companies in which we invest, and we rely significantly on the due diligence of the members of the investment team to obtain information in connection with our investment decisions.  It is thus difficult, if not impossible, to protect the Company from the risk of fraud, misrepresentation or poor judgment by these companies.

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

At April 30, 2014, approximately 77.07% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

Our borrowers may default on their payments, which could adversely affect our financial performance.

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

•        There is generally little or no publicly available information about these privately-held companies. There is generally little or no publicly available operating and financial information about privately-held companies. As a result, we rely on our investment professionals to perform due diligence investigations of these privately-held companies, their operations and their prospects. We may not learn all of the material information we need to know regarding these companies through our investigations.  It is difficult, if not impossible, to protect the Company from the risk of fraud, misrepresentation or poor judgment by our portfolio companies.  Accordingly, the Company’s performance (including the valuation of its investments) is subject to the ongoing risk that the portfolio companies or their employees, agents, or service providers, may commit fraud adversely affecting the value of our investments.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries.  As of April 30, 2014, the fair value of our largest investment, U.S. Gas, comprised 25.5% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.

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

At October 31, 2013, the Company had unused net realized losses of approximately $906,240 and net unrealized losses of $17.9 million associated with Legacy Investments.  Since the Company’s realized losses were not entirely offset by realized gains during the six month period ended April 30, 2014, the Company will be able to utilize them as capital loss carryforwards in the future.  If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.  The Regulated Investment Company Modernization Act of 2010, which was enacted on December 22, 2010, changed various technical rules governing the tax treatment of regulated investment companies, including the treatment of capital loss carryforwards.  Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

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

As of April 30, 2014, we had $100 million in borrowings under our short-term credit facility, Credit Facility II (as defined above).  Further, we have approximately $114.4 million in aggregate principal amount of Senior Notes (as defined above) outstanding.

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

(b)           There have been no changes in our internal controls over financial reporting that occurred during the six month period ended April 30, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the quarter ended April 30, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

ITEM 6. EXHIBITS

(a)                                 Exhibits

Exhibit No.	Exhibit

10(A)	Second Amendment to Credit Agreement between MVC Capital Inc. and Branch Banking and Trust Company.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

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

Date: June 6, 2014
/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: June 6, 2014
/s/ Scott Schuenke
Scott Schuenke

In the capacity of the officer who performs the functions of Principal Financial Officer.