Form 10-Q
period 2014-07-31
MVC CAPITAL, INC.
filed 2014-09-09
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014 or

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

There were 22,702,821 shares of the registrant’s common stock, $.01 par value, outstanding as of September 9, 2014.

MVC Capital, Inc.

(A Delaware Corporation)

Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	July 31,	October 31,
	2014	2013
	(Unaudited)
ASSETS

Assets
Cash	$17,650,431	$74,234,560
Restricted cash equivalents (cost $6,694,500 and $6,792,000)	6,694,500	6,792,000
Cash equivalents (cost $11,455,152 and $0)	11,455,152	—
Short-term investments (cost $0 and $49,937,320)	—	49,826,893
Investments, at fair value
Non-control/Non-affiliated investments (cost $117,598,667 and $92,139,375)	93,398,599	74,433,413
Affiliate investments (cost $122,831,153 and $136,499,386)	200,673,576	219,694,633
Control investments (cost $171,819,080 and $143,292,881)	154,823,356	146,169,917
Total investments at fair value (cost $412,248,900 and $371,931,642)	448,895,531	440,297,963
Receivable on sale of short-term investments	99,698,193	—
Escrow receivables, net of reserves	5,936,928	6,236,928
Deferred financing fees	3,095,180	3,265,495
Fee and other receivables	1,830,048	2,109,538
Dividends and interest receivables, net of reserves	1,286,429	3,528,899
Prepaid expenses	399,088	534,904
Prepaid taxes	—	336

Total assets	$596,941,480	$586,827,516

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$114,408,750	$114,408,750
Revolving credit facility	100,000,000	50,000,000
Provision for incentive compensation (Note 11)	17,814,123	23,959,109
Management fee payable	2,162,573	2,221,213
Professional fees payable	1,133,054	742,859
Interest payable	371,789	371,817
Accrued expenses and liabilities	342,183	655,615
Management fee payable - Asset Management	261,223	606,766
Portfolio fees payable - Asset Management	197,706	140,347
Consulting fees payable	125,229	167,968
Taxes payable	780	—

Total liabilities	236,817,410	193,274,444

Commitments and Contingencies (Note 9)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 22,702,821 and 22,617,688 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	421,115,554	420,165,045
Accumulated earnings	70,108,536	66,030,475
Dividends paid to stockholders	(113,688,497)	(104,537,479)
Accumulated net realized loss	955,008	(2,201,455)
Net unrealized appreciation	36,646,631	68,255,894
Treasury stock, at cost, 5,601,627 and 5,686,760 shares held, respectively	(55,296,206)	(54,442,452)
Total shareholders’ equity	360,124,070	393,553,072

Total liabilities and shareholders’ equity	$596,941,480	$586,827,516

Net asset value per share	$15.86	$17.40

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Nine Month Period	For the Nine Month Period
	November 1, 2013 to	November 1, 2012 to
	July 31, 2014	July 31, 2013
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$69,767	$1,804
Affiliate investments	808,463	7,817,470
Control investments	—	426,300
Total dividend income	878,230	8,245,574

Payment-in-kind dividend income
Affiliate investments	216,928	200,408
Total payment-in-kind dividend income	216,928	200,408

Interest income
Non-control/Non-affiliated investments	4,755,577	1,785,285
Affiliate investments	2,493,429	2,673,283
Control investments	236,111	1,157,569
Total interest income	7,485,117	5,616,137

Payment-in-kind interest income
Non-control/Non-affiliated investments	2,461,572	899,068
Affiliate investments	582,191	726,483
Control investments	168,559	581,774
Total payment-in-kind interest income	3,212,322	2,207,325

Fee income
Non-control/Non-affiliated investments	301,495	686,095
Affiliate investments	700,835	707,308
Control investments	242,250	988,159
Total fee income	1,244,580	2,381,562

Fee income - Asset Management(1)
Portfolio fees	799,563	416,618
Management Fees	693,033	928,471
Total fee income - Asset Management	1,492,596	1,345,089

Other income	962,252	298,096

Total operating income	15,492,025	20,294,191

Operating Expenses:
Interest and other borrowing costs	7,087,004	4,470,464
Management fee	6,772,485	6,045,866
Legal fees	616,000	408,000
Portfolio fees - Asset Management(1)	599,672	312,464
Management fee - Asset Management(1)	479,522	696,350
Audit fees	478,200	473,700
Consulting fees	398,653	427,753
Directors fees	302,625	309,375
Other expenses	264,536	407,999
Insurance	260,100	248,310
Administration	198,121	190,166
Public relations fees	153,000	145,500
Printing and postage	60,216	76,647
Net Incentive compensation (Note 11)	(6,144,986)	6,143,940

Total operating expenses	11,525,148	20,356,534

Less: Voluntary Expense Waiver by Adviser(2)	(112,500)	(112,500)

Total waivers	(112,500)	(112,500)

Net operating income before taxes	4,079,377	50,157

Tax Expenses:
Current tax expense	1,316	2,700

Total tax expense	1,316	2,700

Net operating income	4,078,061	47,457

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
Short-term investments	(131,418)	—
Non-control/Non-affiliated investments	308,196	(6,276,271)
Affiliate investments	2,979,685	82,512
Control investments	—	49,655,826

Total net realized gain on investments	3,156,463	43,462,067

Net change in unrealized depreciation on investments	(31,609,263)	(10,627,052)

Net realized and unrealized (loss) gain on investments	(28,452,800)	32,835,015

Net (decrease) increase in net assets resulting from operations	$(24,374,739)	$32,882,472

Net (decrease) increase in net assets per share resulting from operations	$(1.08)	$1.41

Dividends declared per share	$0.405	$0.405

Weighted average number of shares outstanding (3)	22,611,513	23,549,370

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

(3)Please see Note 13 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter	For the Quarter
	May 1, 2014 to	May 1, 2013 to
	July 31, 2014	July 31, 2013
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$187	$253
Affiliate investments	736,873	2,975,320

Total dividend income	737,060	2,975,573

Payment-in-kind dividend income
Affiliate investments	73,746	68,130
Total payment-in-kind dividend income	73,746	68,130

Interest income
Non-control/Non-affiliated investments	2,062,925	705,487
Affiliate investments	86,587	732,361
Control investments	44,313	264,850

Total interest income	2,193,825	1,702,698

Payment-in-kind interest income
Non-control/Non-affiliated investments	827,099	613,370
Affiliate investments	83,534	245,048
Control investments	91,295	84,643
Total payment-in-kind interest income	1,001,928	943,061

Fee income
Non-control/Non-affiliated investments	504	285,504
Affiliate investments	240,834	234,179
Control investments	80,751	449,861

Total fee income	322,089	969,544

Fee income - Asset Management(1)
Portfolio fees	203,736	310,343
Management fees	75,548	138,026

Total fee income - Asset Management	279,284	448,369

Other income	408,483	137,899

Total operating income	5,016,415	7,245,274

Operating Expenses:
Interest and other borrowing costs	2,426,105	2,115,603
Management fee	2,162,573	2,100,496
Legal fees	326,000	132,000
Other expenses	160,738	133,708
Audit fees	154,100	157,300
Portfolio fees - Asset Management(1)	152,802	103,520
Consulting fees	139,251	159,251
Directors’ fees	96,375	103,125
Insurance	86,700	82,770
Administration	71,998	63,979
Public relations fees	51,000	48,000
Management fee - Asset Management(1)	16,408	232,758
Printing and postage	10,327	15,529
Net Incentive compensation (Note 11)	(1,831,130)	3,960,795

Total operating expenses	4,023,247	9,408,834

Less: Voluntary Expense Waiver by Adviser (2)	(37,500)	(37,500)

Total waivers	(37,500)	(37,500)

Net operating income (Loss) before taxes	1,030,668	(2,126,060)

Tax Expenses:
Current tax expense	439	900

Total tax expense	439	900

Net operating income (Loss)	1,030,229	(2,126,960)

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
Short-term investments	(307,933)	—
Non-control/Non-affiliated investments	—	164,945
Affiliate investments	2,979,685	—
Control investments	—	82,512
Total net realized gain on investments	2,671,752	247,457

Net unrealized (depreciation) appreciation on investments	(11,577,923)	19,994,333

Net realized gain and net change in unrealized (depreciation) appreciation on investments	(8,906,171)	20,241,790

Net (decrease) increase in net assets resulting from operations	$(7,875,942)	$18,114,830

Net (decrease) increase in net assets per share resulting from operations	$(0.35)	$0.79

Dividends declared per share	$0.135	$0.135

Weighted average number of shares outstanding (3)	22,699,020	22,859,939

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

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Month Period	For the Nine Month Period
	November 1, 2013	November 1, 2012
	July 31, 2014	July 31, 2013
Cash flows from Operating Activities:
Net (decrease) increase in net assets resulting from operations	$(24,374,739)	$32,882,472
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gain on investments	(3,156,463)	(43,462,067)
Net change in unrealized depreciation on investments	31,609,263	10,627,052
Amortization of discounts and fees	(957,541)	(145,462)
Increase in accrued payment-in-kind dividends and interest	(3,221,596)	(2,301,361)
Amortization of deferred financing fees	428,755	137,744
Allocation of flow through (income) loss	(485,973)	(149,320)
Changes in assets and liabilities:
Dividends, interest and fees receivable	2,242,470	410,552
Fee and other receivables	279,490	1,340,157
Escrow receivables, net of reserves	300,000	(4,921,186)
Prepaid expenses	135,816	429,516
Prepaid taxes	336	255
Incentive compensation (Note 11)	(6,144,986)	6,143,940
Other liabilities	(312,048)	(299,454)
Purchases of equity investments	(20,681,192)	(28,993,574)
Purchases of debt instruments	(40,927,323)	(49,926,047)
Purchases of short term investments	(299,323,968)	(49,510,195)
Proceeds from equity investments (1)	10,519,092	65,841,864
Proceeds from debt instruments	23,063,595	35,743,507
Sales/maturities of short term investments	349,133,991	—

Net cash provided by (used in) operating activities	18,126,979	(26,151,607)

Cash flows from Financing Activities:
Proceeds from senior notes	—	114,408,750
Proceeds from short term receivables	(99,698,193)	—
Net proceeds from revolving credit facility	50,000,000	50,000,000
Repayments of revolving credit facility	—	(50,000,000)
Offering expenses	(139,000)	—
Repurchase of common stock	(4,114,967)	(16,673,207)
Financing fees paid	(250,278)	(3,469,554)
Distributions paid to shareholders	(9,151,018)	(9,473,316)

Net cash provided by financing activities	(63,353,456)	84,792,673

Net change in cash and cash equivalents for the period	(45,226,477)	58,641,066

Unrestricted and restricted cash and cash equivalents, beginning of period	$81,026,560	$42,640,558

Unrestricted and restricted cash, cash equivalents and short-term Investments, end of period	$35,800,083	$101,281,624

(1) For the nine month period ended July 31, 2014, proceeds from equity investments includes $491,075 in escrow receivables, net of reserves.

During the nine month period ended July 31, 2014 and 2013 MVC Capital, Inc. paid $6,588,212 and $4,502,326 in interest expense, respectively.

During the nine month period ended July 31, 2014 and 2013 MVC Capital, Inc. paid $300 and $2,745 in  income taxes, respectively.

Non-cash activity:

During the nine month period ended July 31, 2014 and 2013, MVC Capital, Inc. recorded payment in-kind dividend and interest of $3,221,596 and $2,301,361, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the nine month period ended July 31, 2014 and 2013, MVC Capital, Inc. was allocated $962,053 and $298,096, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC.  Of these amounts, $476,080 and $148,777, respectively, was received in cash and $485,973 and $149,320, respectively, was undistributed and therefore increased the cost of the investment.  The fair value then increased by $101,099 and $149,320, respectively, by the Company’s Valuation Committee.

On November 19, 2013, MVC Capital, Inc. converted the MVC Automotive Group B.V. bridge loan of approximately $1.6 million to addional common equity interest.

On May 1, 2014, the Company converted the JSC Tekers $12.0 million secured loan to preferred equity.  The cost and fair value assigned to the preferred equity was approximately $11.8 million, which was based on the fair value of the real estate using the CZK/USD exchange rate on May 1, 2014.  As a result of the loan conversion, the Company realized a loss of approximately $190,000.

On May 14, 2014, the Company signed a share exchange agreement with Equus, another publicly traded business development company, as part of a plan of reorganization adopted by the Equus Board of Directors. Pursuant to the share exchange agreement, the Company has received 2,112,000 common shares, with a fair value of approximately $4 million, of Equus in exchange for 395,839 common shares of the Company.

On June 30, 2014, the Company converted the SGDA $6.5 million term loan and accrued interest of approximately $1.9 million to additional common equity interest in SGDA Europe.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Nine Month Period	For the Nine Month Period
	November 1, 2013 to	November 1, 2012 to	For the Year Ended
	July 31, 2014	July 31, 2013	October 31, 2013
	(Unaudited)	(Unaudited)
Operations:
Net operating income (loss)	$4,078,061	$47,457	$(3,445,195)
Net realized gain on investments	3,156,463	43,462,067	43,664,918
Net change in unrealized depreciation on investments	(31,609,263)	(10,627,052)	(3,482,873)

Net (decrease) increase in net assets from operations	(24,374,739)	32,882,472	36,736,850

Shareholder Distributions:
Distributions to shareholders from income	—	(9,329,620)	(5,837,868)
Distributions to shareholders from return of capital	(9,151,018)	(143,696)	(6,688,836)

Net decrease in net assets from shareholder distributions	(9,151,018)	(9,473,316)	(12,526,704)

Capital Share Transactions:
Reissuance of treasury stock for share exchange	4,350,722	—	—
Offering expenses	(139,000)	—	—
Repurchase of common stock	(4,114,967)	(16,673,207)	(16,673,207)

Net increase (decrease) in net assets from capital share transactions	96,755	(16,673,207)	(16,673,207)

Total (decrease) increase in net assets	(33,429,002)	6,735,949	7,536,939

Net assets, beginning of period/year	393,553,072	386,016,133	386,016,133

Net assets, end of period/year	$360,124,070	$392,752,082	$393,553,072

Common shares outstanding, end of period/year	22,702,821	22,617,688	22,617,688

Undistributed net operating income	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Nine Month Period		For the Nine Month Period		For the
	November 1, 2013 to		November 1, 2012 to		Year Ended
	July 31, 2014		July 31, 2013		October 31, 2013
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$17.40		$16.14		$16.14

Gain from operations:
Net operating income (loss)	0.18		—		(0.15)
Net realized and unrealized (loss) gain on investments	(1.26)		1.41		1.74

Total (loss) gain from investment operations	(1.08)		1.41		1.59

Less distributions from:
Income	—		(0.39)		(0.25)
Return of capital	(0.41)		(0.01)		(0.29)

Total distributions	(0.41)		(0.40)		(0.54)

Capital share transactions
Dilutive effect of share issuance	(0.10)		—		—
Anti-dilutive effect of share repurchase program	0.05		0.21		0.21

Total capital share transactions	(0.05)		0.21		0.21

Net asset value, end of period/year	$15.86		$17.36		$17.40

Market value, end of period/year	$12.39		$12.72		$13.83

Market discount	(21.88)%		(26.73)%		(20.52)%

Total Return - At NAV (a)	(6.60	)%(d)	10.18	%(d)	11.30%

Total Return - At Market (a)	(7.63	)%(d)	6.25	%(d)	16.65%

Ratios and Supplemental Data:

Portfolio turnover ratio	7.18%		20.35%		24.40%

Net assets, end of period/year (in thousands)	$360,125		$392,753		$393,553

Ratios to average net assets:
Expenses including tax expense	3.99	%(c)	6.99	%(c)	7.26%
Expenses excluding tax expense	3.99	%(c)	6.99	%(c)	7.26%

Net operating income (loss) before tax expense	1.42	%(c)	0.02	%(c)	(0.89)%
Net operating income (loss) after tax expense	1.42	%(c)	0.02	%(c)	(0.89)%

Ratios to average net assets excluding waivers:
Expenses including tax expense	4.03	%(c)	7.03	%(c)	7.30%
Expenses excluding tax expense	4.03	%(c)	7.03	%(c)	7.30%

Net operating income (loss) before tax expense	1.38	%(c)	(0.02	)%(c)	(0.93)%
Net operating income (loss) after tax expense	1.38	%(c)	(0.02	)%(c)	(0.93)%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	6.13	%(c)	4.87	%(c)	5.12%
Expenses excluding incentive compensation, interest and other borrowing costs	3.66	%(c)	3.33	%(c)	3.39%

Net operating (loss) income before incentive compensation	(0.72	)%(c)	2.14	%(c)	1.25%
Net operating income before incentive compensation, interest and other borrowing costs	1.75	%(c)	3.68	%(c)	2.98%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	6.17	%(c)	4.91	%(c)	5.16%
Expenses excluding incentive compensation, interest and other borrowing costs	3.70	%(c)	3.37	%(c)	3.43%

Net operating (loss) income before incentive compensation	(0.76	)%(c)	2.10	%(c)	1.21%
Net operating income before incentive compensation, interest and other borrowing costs	1.71	%(c)	3.64	%(c)	2.94%

(c) Annualized.

(d) Non-Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

July 31, 2014 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 25.94% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	—
Biogenic Reagents	Renewable energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	$5,193,858	5,193,858	$5,193,858
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	4,674,473	4,674,473	4,949,473
				9,868,331	10,143,331
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 10/31/2014 (b)	3,779,328	3,722,291	3,754,561
		Warrants (d)	3	397,677	240,250
				4,119,968	3,994,811
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	5,909,000
Freshii USA, Inc.	Food Services	Senior Secured Loan 6.0000% Cash, 6.0000% PIK, 01/11/2017 (b)	1,160,539	1,139,047	1,143,945
		Warrants (d), (l)	1	33,873	41,785
				1,172,920	1,185,730
G3K Display, Inc.	Retail Store Fixtures	Senior Lien Loan 13.0000% Cash, 4/11/2019 (h)	5,625,000	5,625,000	—
		Warrants (d)	1	—	—
				5,625,000	—
Inland Environmental & Remediation LP	Environmental Services	Senior Secured Loan 12.0000% Cash, 4/17/2019	15,000,000	14,328,390	14,328,390
		Warrants (d)	1	713,000	713,000
				15,041,390	15,041,390
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 3.0000% PIK, 08/12/2018 (b)	15,223,324	15,223,324	15,223,324
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	6,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	101,000
				1,231,638	107,000
Prepaid Legal Services, Inc.	Consumer Services	Second Lien Term Loan , 9.7500% Cash, 07/01/2020	10,000,000	9,872,080	10,100,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 7.0000% Cash, 7.0000% PIK , 10/01/2018 (b)	24,706,013	24,706,013	24,706,013
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares)		5,488,000	5,488,000
		Secured Loan 12.0000% Cash, 5/02/2019	1,500,000	1,500,000	1,500,000
				6,988,000	6,988,000
Sub Total Non-control/Non-affiliated investments				117,598,667	93,398,599

Affiliate investments - 55.72% (a), (c), (f), (g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d), (e)		7,500,000	7,596,000
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,274,376	4,829,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016	6,500,000	6,500,000	6,500,000
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	99,704
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	22,560,296
				16,500,000	29,160,000
JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d), (e)		4,500	4,300
		Preferred Stock (9,159,085 shares) (d),(e)		11,810,188	11,311,000
				11,814,688	11,315,300
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		40,186,620	35,812,000
		Bridge Loan 5.0000% Cash, 2/15/2014 (e)	4,000,000	4,000,000	4,000,000
				44,186,620	39,812,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d), (e)		28,544,800	13,783,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 13.0000% Cash, 07/1/2019	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK , 07/1/2018 (b)	3,010,669	3,010,669	3,010,669
		Convertible Series I Preferred Stock (32,200 shares) (d), (k)		500,000	83,667,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
				11,010,669	94,178,276

Sub Total Affiliate investments				122,831,153	200,673,576

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

July 31, 2014 (Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control Investments - 42.99% (c), (f), (g)
Equus Total Return, Inc.	Regulated Investment Company	Common Stock (4,444,644 shares) (d)		$10,030,272	$10,978,271
Harmony Health & Beauty, Inc.	Health & Beauty - Distributor	Common Stock (147,621 shares) (a), (d)		6,700,000	—
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a), (d), (e)		45,662,438	26,581,000
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a), (d), (j)		11,831,196	17,509,205
		General Partnership Interest (a), (d), (j)		301,816	441,215
				12,133,012	17,950,420
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (8,512 shares) (a), (d)		15,763,637	—
		Series A Convertible Preferred Stock 16.0000% PIK (27,866 shares) (a), (b)		30,000,000	23,800,000
		Series C Convertible Preferred Stock 16.0000% PIK (8,825 shares) (a), (b)		22,618,466	26,695,609
				68,382,103	50,495,609
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a), (d)		924,475	924,475
		Series C Preferred Stock (23,896,634 shares) (a), (d)		3,410,694	3,485,525
		Series B-1 Preferred Stock (4,999,076 shares) (a), (d)		999,815	1,090,000
				5,334,984	5,500,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (a), (d), (e)		2,300,000	1,361,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 11/1/2018 (a), (b)	$3,895,262	3,895,262	3,895,262
	Irrigation Equipment	Limited Liability Company Interest (a), (d)		3,535,694	3,466,794
		Guarantee (a)	1	—	(92,000)
		Warrants (a), (d)	150	—	—
				7,430,956	7,270,056
Velocitius B.V.	Renewable Energy	Common Equity Interest (a), (d), (e)		11,395,315	17,187,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2015 (a)	600,000	600,000	600,000
		Common Stock (81,000 shares) (a), (d)		1,850,000	16,900,000
				2,450,000	17,500,000

Sub Total Control Investments				171,819,080	154,823,356

TOTAL PORTFOLIO INVESTMENTS - 124.65% (f)				$412,248,900	$448,895,531

Cash Equivalents and Restricted Cash Equivalents - 5.04% (f)
Fidelity Instirutional Government Money Market Fund	Money Market Fund	Beneficial Shares (10,649,921 shares)		$10,649,921	$10,649,921
JP Morgan Prime Money Market Fund	Money Market Fund	Beneficial Shares (7,499,731 shares)		7,499,731	7,499,731
Total Cash Equivalents and Restricted Cash Equivalents				18,149,652	18,149,652

TOTAL INVESMENTS - 129.69%				$430,398,552	$467,045,183

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

(c) All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except MVC Automotive Group GmbH, Security Holdings B.V., SGDA Europe B.V., SIA Tekers Invest, JSC Tekers Holdings, Centile Holdings B.V., Velocitius B.V., Equus Total Return, Inc., MVC Private Equity Fund L.P., Advantage Insurance LTD. and Freshii USA, Inc. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe and Cayman Islands which represents approximately 21% of the total assets.  The remaining portfolio companies are located in North America which represents approximately 55% of the total assets.

(f) Percentages are based on net assets of $360,124,509 as of July 31, 2014.

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

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2013

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments - 18.91% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	$—
Biogenic Reagents	Renewable energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	$5,039,444	5,039,444	5,039,444
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	4,535,500	4,535,500	4,535,500
				9,574,944	9,574,944
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 08/31/2014 (b)	3,105,038	2,985,749	3,156,172
		Warrants (d)		288,000	201,000
				3,273,749	3,357,172
BPC II, LLC	Apparel	Limited Liability Company Interest (d)		180,000	—
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	6,982,000
Freshii USA, Inc.	Food Services	Senior Secured Loan 6.0000% Cash, 6.0000% PIK, 01/11/2017 (b)	1,109,296	1,081,242	1,087,636
		Warrants (d), (l)		33,873	18,654
				1,115,115	1,106,290
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 08/12/2018	8,000,000	8,000,000	8,000,000
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	14,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	241,000
				1,231,638	255,000
Prepaid Legal Services, Inc.	Consumer Services	2nd Lien Term Loan 9.7500% Cash, 07/01/2020	10,000,000	9,855,919	10,000,000
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Environmental Services	Term Loan 7.0000% Cash, 08/31/2014 (e)	6,547,350	6,547,350	6,547,350
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 4.2500% Cash, 9.7500% PIK , 10/01/2018 (b)	23,122,657	23,122,657	23,122,657
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares)		5,488,000	5,488,000
Sub Total Non-control/Non-affiliated investments				92,139,375	74,433,413

Affiliate investments - 55.83% (a), (c), (f), (g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (c), (d), (e)		7,500,000	7,500,000
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,174,376	4,777,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016	7,500,000	7,500,000	7,500,000
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	88,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	19,912,000
				17,500,000	27,500,000
Harmony Health & Beauty, Inc.	Health & Beauty - Distributor	Common Stock (147,621 shares) (d)		6,700,000	—
JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d), (e)		4,500	4,500
		Secured Loan 8.0000% Cash, 12/31/2014 (e), (h)	12,000,000	12,000,000	11,000,000
				12,004,500	11,004,500
Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 06/30/2017 (b)	11,415,060	11,415,060	11,415,060
		Convertible Preferred Stock (20,000 shares) (b)		3,544,119	3,544,119
				14,959,179	14,959,179
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		2,611,499	6,918,549
RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	1,090,000
				1,159,815	1,250,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		40,186,620	36,258,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d), (e)		20,084,599	6,741,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK , 07/25/2015 (b)	10,118,798	10,118,798	10,118,798
		Convertible Series I Preferred Stock (32,200 shares) (k)		500,000	92,667,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
				10,618,798	102,786,405

Sub Total Affiliate investments				136,499,386	219,694,633

The accompanying notes are an integral part of these consolidated financial statements.

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control investments - 37.14% (a), (c), (f), (g)
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d), (e)		$34,870,029	$37,276,000
		Bridge Loan 10.0000% Cash, 12/31/2013 (e)	$1,635,244	1,635,244	1,635,244
				36,505,273	38,911,244
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (d), (j)		9,097,164	11,384,168
		General Partnership Interest (d), (j)		232,071	288,150
				9,329,235	11,672,318
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (24,773 shares) (b)		30,000,000	24,600,000
		Series C Convertible Preferred Stock (7,845 shares) (b)		22,618,466	23,732,299
				68,382,102	48,332,299
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d), (e)		2,300,000	1,477,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 9.0000% Cash, 4.0000% PIK , 01/31/2014 (b)	8,395,262	8,395,262	8,395,262
	Irrigation Equipment	Junior Revolving Note 6.0000% Cash, 01/31/2014	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	3,466,794
		Warrants (d)		—	—
				12,930,956	12,862,056
Velocitius B.V.	Renewable Energy	Common Equity Interest (d), (e)		11,395,315	19,865,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2015	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	12,450,000
				2,450,000	13,050,000

Sub Total Control investments				143,292,881	146,169,917

TOTAL PORTFOLIO INVESTMENT- 111.88% (f)				$371,931,642	$440,297,963

Short-Term investments - 12.66% (f), (g)
U.S. Treasury Bill	U.S. Government Securities	1.3750%, 09/30/2018 (m)	49,662,000	49,937,320	49,826,893

TOTAL INVESMENTS - 124.54%				$421,868,962	$490,124,856

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

July 31, 2014

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. As of July 31, 2014, the Company had approximately $18.1 million in cash equivalents and restricted cash equivalents and approximately $17.7 million in cash totaling approximately $35.8 million.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment, and is classified as restricted cash equivalents on the Company’s Consolidated Balance Sheets (equivalent to approximately $6.7 million at July 31, 2014 and approximately $6.8 million at October 31, 2013).

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

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At July 31, 2014, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest.

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

At July 31, 2014 and October 31, 2013, approximately 76.19% and 76.09%, respectively, of total assets represented portfolio investments in Portfolio Companies and escrow receivables recorded at fair value (“Fair Value Investments”).

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

In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for any such restriction.  At July 31, 2014 and October 31, 2013, we did not hold restricted or unrestricted securities of publicly traded companies in which we owned a majority-owned interest.

If a security is publicly traded, the fair value is generally equal to market value on the valuation date based on the closing price on the principal exchange on which the security is primarily traded, unless restricted and in such case, a restricted discount is applied.

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

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 76.19% and 76.09% of the Company’s total assets at July 31, 2014 and October 31, 2013, respectively. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of July 31, 2014 and October 31, 2013.

	July 31, 2014	October 31, 2013
Energy Services	26.15%	26.12%
Medical Device Manufacturer	14.05%	12.35%
Electrical Engineering	11.06%	9.21%
Automotive Dealerships	7.38%	9.89%
Specialty Chemicals	8.80%	7.27%
Manufacturer of Pipe Fittings	8.10%	6.99%
Renewable Energy	7.59%	7.48%
Private Equity	4.98%	2.97%
Theme Park	0.00%	3.80%
Food Services	4.56%	2.31%
Iron Foundries	4.86%	3.32%
Environmental Services	8.00%	3.38%
Real Estate Management	3.14%	2.80%
Consumer Services	2.80%	2.54%
Insurance	2.11%	1.91%
Distributor - Landscaping and Irrigation Equipment	2.02%	3.27%
Financial Services	3.05%	1.76%
Technology	1.64%	1.77%
Consumer Products	1.53%	0.31%
Software	1.34%	1.21%
Manufacturer of Laminate Material and Composites	1.11%	0.85%
Port Facilities	0.38%	0.37%
Health & Beauty - Distributor	0.00%	0.00%
Retail Store Fixtures	0.00%	0.00%
	124.65%	111.88%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

·                  Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We valued one of our investments using Level 1 inputs as of July 31, 2014.

·                  Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date or within six months of the measurement date are generally categorized as Level 2 investments.  We did not value any of our investments using Level 2 inputs as of July 31, 2014.

·                  Level 3: Level 3 inputs are unobservable and cannot be corroborated by observable market data. Additionally, included in Level 3 are the Company’s interests in Investment Vehicles from which the Company cannot withdraw at the net asset value reported by such Investment Vehicles as of the measurement date or within six months of the measurement date.  We use Level 3 inputs for measuring the fair value of substantially all of our investments. See Note 6 for the investment valuation policies used to determine the fair value of these investments.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of July 31, 2014 and October 31, 2013 (in thousands):

	July 31, 2014
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$106,406	$106,406
Common Stock	10,978	—	24,684	35,662
Preferred Stock	—	—	186,316	186,316
Warrants	—	—	995	995
Other Equity Investments (Common Equity Interest, LP Interest, GP Interest, LLC Interest)	—	—	119,609	119,609
Guarantee	—	—	(92)	(92)
Escrow receivables	—	—	5,937	5,937
Total Investments, net	$10,978	$—	$443,855	$454,833

	October 31, 2013
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$113,153	$113,153
Common Stock	—	—	19,593	19,593
Preferred Stock	—	—	180,357	180,357
Warrants	—	—	220	220
Other Equity Investments (Common Equity Interest, LP Interest, GP Interest, LLC Interest)	—	—	126,975	126,975
Escrow receivables	—	—	6,237	6,237
Short-term investments	—	49,827	—	49,827
Total Investments, net	$—	$49,827	$446,535	$496,362

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the nine month period ended July 31, 2014 and the year ended October 31, 2013, there were no transfers in and out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the nine month period ended July 31, 2014, and July 31, 2013 (in thousands):

	Balances, November 1, 2013	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, July 31, 2014
Senior/Subordinated Loans and credit facilities	$113,153	$(190)	$1,000	$(6,090)	$44,245	$(45,712)	$—	$106,406
Common Stock	19,593	—	—	4,327	764	—	—	24,684
Preferred Stock	180,357	—	—	(8,681)	18,401	(3,761)	—	186,316
Warrants	220	—	—	672	825	(722)	—	995
Other Equity Investments (Common Equity Interest, LP Interest, GP Interest, LLC Interest)	126,975	2,989	(4,128)	(22,604)	22,644	(6,267)	—	119,609
Guarantees	—	—	—	(92)	—	—	—	(92)
Escrow receivables	6,237	492	—	—	—	(792)	—	5,937
Total	$446,535	$3,291	$(3,128)	$(32,468)	$86,879	$(57,254)	$—	$443,855

	Balances, November 1, 2012	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, July 31, 2013
Senior/Subordinated Loans and credit facilities	$89,502	$152	$(2)	$(978)	$51,777	$(35,743)	$—	$104,708
Common Stock	69,686	48,281	(44,497)	4,034	5,488	(66,288)	—	16,704
Preferred Stock	138,089	(4,421)	4,505	13,260	22,819	(97)	—	174,155
Warrants	34	—	—	(91)	165	—	—	108
Other Equity Investments (Common Equity Interest, LP Interest, GP Interest, LLC Interest)	107,685	—	—	11,799	1,291	(30)	—	120,745
Guarantees	(825)	—	—	825	—	—	—	—
Escrow receivables	991	(550)	—	—	6,311	(839)	—	5,913
Total	$405,162	$43,462	$(39,994)	$28,849	$87,851	$(102,997)	$—	$422,333

(1)	Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.
(2)

Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the nine months ended July 31, 2014 and July 31, 2013, respectively.

(3)	Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held at July 31, 2014 and July 31, 2013, respectively.
(4)

Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.

(5)	Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following table summarizes information about the Company’s Level 3 fair value measurements as of July 31, 2014 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	7/31/2014	Valuation technique	Unobservable input	Low		High		average (a)

Common Stock (c) (d)	$24,684	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		100.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	13.0%		15.0%		13.0%
			Perpetual Growth Rate of Free Cash Flow	3.0%		3.0%		3.0%

		Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			EBITDA Multiple	5.0	x	9.0	x	5.0	x
			Forward EBITDA Multiple	5.5	x	5.5	x	5.5	x

Senior/Subordinated loans and credit facilities (b) (d)	$106,406	Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A
		Market Approach	EBITDA Multiple	5.0	x	11.1	x	8.2	x
			Forward EBITDA Multiple	5.0	x	8.0	x	6.3	x
			Market Quotes	101.0%		101.0%		101.0%
			Discount to Forward EBITDA	10.0%		10.0%		10.0%

		Income Approach	Discount Rate	14.2%		17.8%		16.9%
			Perpetual Growth Rate of Free Cash Flow	2.0%		3.0%		2.3%
			Required Rate of Return	13.0%		16.0%		14.2%

Other Equity Investments (d)	$119,609	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			Forward EBITDA Multiple	5.0	x	8.0	x	6.7	x
			EBITDA Multiple	5.0	x	6.0	x	5.2	x
			Euros per TTM MWhr	€0.70		€0.70		€0.70
			Discount to Forward EBITDA	10.0%		33.0%		19.8%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x

		Income Approach	Discount Rate	6.0%		17.0%		13.7%
			Perpetual Growth Rate of Free Cash Flow	2.0%		3.0%		2.1%

Preferred Stock (c)	$186,316	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%

		Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			EBITDA Multiple	9.0	x	9.0	x	9.0	x
			% of AUM	1.02%		1.02%		1.02%
			Illiquidity Discount	30.0%		30.0%		30.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	15.4	x	15.4	x	15.4	x
			Forward EBITDA Multiple	5.0	x	7.5	x	5.5	x
			Discount to Forward EBITDA	10.0%		10.0%		10.0%

		Income Approach	Discount Rate	15.0%		17.0%		17.0%
			Perpetual Growth Rate of Free Cash Flow	7.5%		7.5%		7.5%

Warrants	$995	Market Approach	EBITDA Multiple	6.0	x	6.0	x	6.0	x

		Income Approach	Discount Rate	17.8%		22.6%		21.9%
			Perpetual Growth Rate of Free Cash Flow	3.0%		12.0%		10.7%
			Illiquidity Discount	25.0%		25.0%		25.0%

		Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%

Guarantees	$(92)	Income Approach	Discount Rate	7.3%		7.3%		7.3%

Escrow Receivables	$5,937	Adjusted Net Asset Approach	Discount to Net Asset Value	6.0%		6.0%		6.0%

Total	$443,855

Notes:

(a)	Calculated based on fair values.
(b)	Certain investments are priced using non-binding broker or dealer quotes.
(c)	Certain common and preferred stock investments are fair valued based on liquidation-out preferential rights held by the Company.
(d)	Real estate appraisals are performed by independent third parties and the Company does not have reasonable access to the underlying unobservable inputs.
*	The above table excludes certain investments whose fair value is zero due to certain specific situations at the portfolio company level.

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

For the Nine Month Period Ended July 31, 2014

During the nine month period ended July 31, 2014, the Company made three new investments, committing capital totaling approximately $25.4 million.  The investments were made in G3K Displays, Inc. (“G3K”) ($6.0 million), Inland Environmental & Remediation LP (“Inland”) ($15.0 million) and Equus Total Return, Inc. (“Equus”) ($4.4 million).

During the nine month period ended July 31, 2014, the Company made 17 follow-on investments into 12 existing portfolio companies totaling approximately $38.4 million.  On November 13, 2013, the Company loaned $4.0 million to Security Holdings B.V. (“Security Holdings”) in the form of a 5% cash bridge loan with a maturity date of February 15, 2014.  On November 19, 2013, the Company increased its common equity interest in Centile Holding B.V. (“Centile”) by $100,000.  Also on November 19, 2013, the Company invested $5.0 million into MVC Automotive Group B.V. (“MVC Automotive”) in the form of common equity interest and converted its bridge loan of approximately $1.8 million, including accrued interest, to common equity interest.  On December 23, 2013, the Company made a senior secured loan of $3.3 million to RuMe Inc. (“RuMe”) with a cash interest rate of 12% and a maturity date of April 4, 2014.  The Company also purchased warrants for shares of common stock in RuMe for a nominal amount and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On January 2, 2014, the Company loaned $7.0 million to Morey’s Seafood International, LLC (“Morey’s”), increasing its second lien loan amount to $15.0 million.  The interest rate on the total loan was increased to 10% cash and 3% payment in kind (“PIK”).  On March 5, 2014, the Company invested an additional $4.0 million into MVC Automotive in the form of common equity interest.  On March 10, 2014, the Company exercised its warrant in RuMe at a cost of approximately $43,000 and received 4,297,549 shares of common stock.  On March 5, 2014 and April 1, 2014, the Company contributed a total of approximately $2.8 million to the PE Fund related to expenses, an additional investment in Plymouth Rock Energy, LLC and an investment in Advanced Oilfield Services, LLC.  As of July 31, 2014, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc. and Advanced Oilfield Services, LLC.  On April 1, 2014, the Company loaned $1.5 million to Marine Exhibition Corporation (“Marine”) in the form of a second lien loan with an interest rate of 11%.  The loan matures on June 30, 2014.  On May 2, 2014, the Company loaned $1.5 million to U.S. Spray Drying Holding Company (“SCSD”) in the form of a secured loan.  The loan has an interest rate of 12% and a maturity date of May 2, 2019.  On May 7, 2014, the Company converted RuMe’s $3.3 million senior secured loan and accrued interest of approximately $161,000 into 23,896,634 shares of series C preferred stock.  On May 9, 2014, the Company loaned an additional $500,000 to Biovation Holdings, Inc. (“Biovation”) increasing the total amount outstanding on the bridge loan to $3.8 million and extended the maturity date of the loan to October 31, 2014. The Company also received a warrant at no cost and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.  On May 14, 2014, the Company signed a share exchange agreement with Equus, another publicly traded business development company, as part of a plan of reorganization adopted by the Equus Board of Directors. Under the terms of the reorganization, Equus will pursue a merger or consolidation with the Company, a subsidiary of the Company, or one or more of the Company’s portfolio companies. Absent Equus merging or consolidating with/into the Company itself (whereby the Company would own a majority of Equus shares), the current intention is for Equus to (i) be restructured into a publicly-traded operating company focused on the energy and/or financial services sectors and (ii) seek to terminate its election as a business development company. Pursuant to the share exchange agreement, the Company has received 2,112,000 shares of Equus in exchange for 395,839 shares of the Company. The exchange was calculated based upon each company’s respective net asset value per share. As part of the reorganization, the Company may acquire additional Equus shares from time to time, either through Equus’ direct sale of newly issued shares to the Company or through the purchase of outstanding Equus shares. The consummation of the reorganization is anticipated to occur within one year, and Equus currently intends to maintain its common stock listing on the New York Stock Exchange after that point, unless Equus is merged with the Company.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  Also, as part of the Equus plan of reorganization, on May 21, 2014, June 3, 2014 and June 12, 2014, the Company purchased 512,557, 850,000 and 970,087 additional outstanding common shares of Equus, respectively, at a cost of approximately $1.2 million, $2.1 million and $2.4 million, respectively.  On May 27, 2014, the Company purchased 2,893 common shares of Ohio Medical from Champlain Capital Partners at a nominal cost.  On May 30, 2014, the Company loaned $3.0 million to U.S. Gas.  The loan has an interest rate of 14% and a maturity date of July 1, 2018.

On November 1, 2013, Turf Products, LLC (“Turf”) repaid its $1.0 million junior revolving note in full, including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  Turf also made a $4.5 million principal payment on its senior subordinated loan, resulting in an outstanding balance of approximately $3.9 million as of July 31, 2014.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank.  The guarantee was valued at negative $92,000 at July 31, 2014.

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

On April 14, 2014, the Company agreed to provide G3K a $10.0 million loan in three installments and made its first loan of $6.0 million. The closing of the Company’s G3K investment and first loan occurred following extensive due diligence, including receipt of an unqualified audit report on G3K’s financial statements and a separate quality of earnings review by an accounting firm.  The Company has initiated legal action in the Superior Court of New Jersey, Chancery Division, against G3K, its three shareholders and certain corporate officers for fraudulently misrepresenting G3K’s financial records in order to secure financing from the Company.  The Company is working diligently to uncover the full extent of what it believes to be a highly sophisticated fraud and is seeking to recover loan proceeds. All legal options available are being examined.  The Company did recover $375,000 in principal prior to July 31, 2014.  The loan had an outstanding balance of approximately $5.6 million and had a fair value of $0 as of July 31, 2014.

On May 1, 2014, the Company converted the JSC Tekers Holdings (“JSC Tekers”) $12.0 million secured loan and accrued interest to preferred equity.  The cost and fair value assigned to the preferred equity was approximately $11.8 million.  As a result of the loan conversion, the Company realized a loss of approximately $190,000.

On May 19, 2014, the Company loaned an additional $2.0 million to Inland.  The total amount outstanding of the senior secured loan as of July 31, 2014 was $15.0 million.

On May 30, 2014, the Company received an approximately $2.9 million principal payment from U.S. Gas on its second lien loan.  The second lien loan interest rate was adjusted to 13% and the maturity date was extended to July 1, 2019.

On June 30, 2014, the Company converted its SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH (“SGDA”) $6.5 million term loan and accrued interest of approximately $1.9 million to additional common equity interest in SGDA Europe B.V. (“SGDA Europe”).

On July 1, 2014, Marine repaid its $11.7 million senior subordinated and $1.5 million second lien loans in full, including all accrued interest.  The 20,000 shares of Marine’s preferred stock was also sold for approximately $3.8 million, which resulted in no gain or loss from the sale.  During the nine month period ended July 31, 2014, the Company received a dividend of $700,000 from Marine.

On July 29, 2014, the Company sold its limited liability company interest in Octagon Credit Investors, LLC (“Octagon”) for approximately $6.3 million resulting in a realized gain of approximately $3.2 million.

During the nine month period ended July 31, 2014, Custom Alloy Corporation (“Custom Alloy”) made $1.0 million of principal payments on its loan.

During the nine month period July 31, 2014, the Company received a dividend of approximately $67,000 from NPWT Corporation (“NPWT”).

During the quarter ended January 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $18,000 and series B preferred stock by approximately $4.0 million, NPWT common stock by $1,000 and preferred stock by $34,000, Vestal Manufacturing Enterprise, Inc. (“Vestal”) common stock by $3.0 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million,  Biovation warrants by $162,000, and Freshii USA, Inc. (“Freshii”) warrant by approximately $15,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic Reagents (“Biogenic”) and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,008,665.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $949,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in SGDA Europe equity interest by approximately $57,000, Centile Holdings B.V. (“Centile”) equity interest by $29,000, Security Holdings B.V. (“Security Holdings”) equity interest by $304,000, Octagon equity interest by approximately $1.2 million, MVC Automotive equity interest by approximately $1.9 million, Velocitius B.V. (“Velocitius”) equity interest by approximately $1.9 million, Biovation bridge loan by approximately $102,000, Foliofn, Inc. preferred stock by approximately $1.1 million, Turf guarantee by $92,000 and SIA Tekers Invest (“Tekers”) common stock by $12,000.  Also, during the quarter ended January 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $101,000.

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

During the quarter ended July 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $359,000, Vestal common stock by approximately $1.5 million, RuMe series C preferred stock by approximately $75,000, Biogenic senior convertible note by $275,000, Biovation bridge loan by approximately $103,000 and Advantage Insurance Holdings LTD (“Advantage”) preferred stock by $96,000. In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,094,938.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.0 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by approximately $109,000, MVC Automotive equity interest by approximately $8.4 million, Velocitius equity interest by approximately $198,000, Octagon equity interest by approximately $730,000, Ohio Medical series A preferred stock by $800,000, NPWT common stock by $5,000 and preferred stock by $104,000, Tekers common stock by $111,000, SGDA Europe equity interest by approximately $1.7 million, Security Holdings equity interest by $564,000, Centile equity interest by $76,000, JSC Tekers common and preferred stock by approximately $499,000 and the Biovation warrants by approximately $232,000. Also, during the quarter ended July 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis of this investment by approximately $204,000.

During the nine month period ended July 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $12,000 and series B preferred stock by approximately $2.7 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $3.5 million, PrePaid Legal loan by $100,000, Freshii warrant by approximately $23,000, RuMe series C preferred stock by approximately $75,000, Biogenic senior convertible note by $275,000, Advantage preferred stock by $96,000 and Vestal common stock by approximately $4.5 million.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $3,221,596.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $2.9 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by approximately $1.1 million, MVC Automotive equity interest by approximately $21.5 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $8,000 and preferred stock by approximately $140,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $2.7 million, Ohio Medical series A preferred stock by $800,000, Security Holdings equity interest by $446,000, Biovation warrants by $70,000, Centile equity interest by $48,000, SGDA Europe equity interest by approximately $1.4 million, Biovation bridge loan by approximately $18,000,  Octagon equity interest by approximately $750,000, Tekers common stock by $116,000, JSC Tekers common and preferred stock by approximately $499,000  and the Turf guarantee by $92,000. Also, during the nine month period ended July 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon totaled approximately $486,000.  The $486,000 increased the cost basis and $101,000 increased the fair value of this investment.

At July 31, 2014, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $448.9 million with a cost basis of $412.2 million.  At July 31, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $443.0 million and $388.4 million, respectively.  At October 31, 2013, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $440.3 million with a cost basis of $372.0 million.  At October 31, 2013, the fair value and cost basis of the Legacy Investments was $7.0 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $433.3 million and $348.2 million, respectively.

For the Fiscal Year Ended October 31, 2013

During the year ended October 31, 2013, the Company made six new investments, committing capital totaling approximately $62.4 million.  The investments were made in Summit Research Labs, Inc. (“Summit”) ($22.0 million), SCSD ($5.5 million), Prepaid Legal Services, Inc. (“Prepaid Legal”) ($9.9 million), Morey’s ($8.0 million), Biogenic ($9.5 million) and Advantage ($7.5 million).

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

9. Commitments and Contingencies

Commitments of the Company:

At July 31, 2014 and October 31, 2013, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at July 31, 2014
MVC Private Equity Fund LP	$20.1 million	$12.1 million
Total	$20.1 million	$12.1 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2013
Turf	$1.0 million	$1.0 million
MVC Private Equity Fund LP	$20.1 million	$9.3 million
Total	$21.1 million	$10.3 million

Guarantees:

At July 31, 2014 and October 31, 2013, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at July 31, 2014
MVC Automotive	$5.4 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$6.4 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2013
MVC Automotive	$5.4 million	—
Tekers	$68,000	—
Total	$5.5 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At July 31, 2014, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be negative $92,000.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee did not have an outstanding balance as of July 31, 2014.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.4 million at July 31, 2014) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of July 31, 2014 is approximately 6.7 million Euro (equivalent to approximately $9.0 million).

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note.  The note had an annual interest at 6.0% and was to expire on January 31, 2014.  On November 1, 2013, Turf repaid its junior revolving note in full including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of negative $92,000 as of July 31, 2014.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of July 31, 2014, $12.1 million of the Company’s commitment has been contributed.

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

On April 17, 2014, the Company loaned $13.0 million of its $15.0 million commitment to Inland in the form of a senior secured loan with a cash interest rate of 12% and a maturity date of April 17, 2019.  The Company also received warrants for shares of common stock in Inland and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On May 19, 2014, the Company loaned an additional $2.0 million to Inland, which increased the total amount outstanding as of July 31, 2014 to $15.0 million.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of July 31, 2014, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $116.4 million. The market value of the Senior Notes is based on the closing price of the security as of July 31, 2014 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). At October 31, 2013, the balance of Credit Facility II was $50.0 million.  On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On July 30, 2014, Credit Facility II was renewed for an additional one-year period.  Credit Facility II will now expire on July 31, 2015, at which time all outstanding amounts under it will be due and payable.  During the nine month period ended July 31, 2014, the Company’s net borrowings on Credit Facility II were $50.0 million, resulting in an outstanding balance of $100 million at July 31, 2014.  Credit Facility II will be used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

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

At October 31, 2013, the provision for estimated incentive compensation was approximately $24.0 million.  During the nine month period ended July 31, 2014, this provision for incentive compensation was decreased by a net amount of approximately $6.2 million to approximately $17.8 million.  The net decrease in the provision for incentive compensation during the nine month period ended July 31, 2014 primarily reflects the Valuation Committee’s determination to decrease the fair values of fourteen of the Company’s portfolio investments (MVC Automotive, G3K, Ohio Medical, NPWT, U.S. Gas, Velocitius, Octagon, Tekers, JSC Tekers, SGDA Europe, Security Holdings, Centile, Biovation and Turf) by a total of approximately $43.2 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of seven of the Company’s portfolio investments (Custom Alloy, Advantage, Biogenic, PrePaid Legal, RuMe, Freshii and Vestal) by a total of approximately $7.8 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $2.9 million due to a PIK distribution, which was treated as a return of capital.  For the nine month period ended July 31, 2014, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

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

12. Tax Matters

On October 31, 2013, the Company had a net capital loss carryforward of $906,240 of which $906,240 will expire in the year 2019. To the extent future capital gains are offset by capital loss carryforwards, such gains need not be distributed.  The Company had approximately $17.9 million in unrealized losses associated with Legacy Investments as of July 31, 2014.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the nine month period ended July 31, 2014, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2011 through 2014 for the Company and MVCFS remain subject to examination by the IRS.

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

For the Quarter Ended July 31, 2014

On July 15, 2014, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on July 31, 2014 to shareholders of record on July 25, 2014. The total distribution amounted to $3,064,881.

During the quarter ended July 31, 2014, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 303 shares of our common stock at an average price of $12.40, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

SHARE REPURCHASE PROGRAM

On April 3, 2013 the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following tables represent purchases made under our stock repurchase program for the fiscal year ended October 31, 2013 and for the nine month period ended July 31, 2014.

			Total Number of Shares
		Average Price Paid per	Purchased as Part of	Approximate Dollar Value
	Total Number of Shares	Share including	Publicly Announced	of Shares Purchased Under
Period *	Purchased	commission	Program	the Program
As of October 31, 2012	—	—	—	—
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
Total	1,299,294	$12.83	1,299,294	$16,673,207

Period *	Total Number of Shares Purchased	Average Price Paid per Share including commission	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Purchased Under the Program
As of October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
For the Nine Month Period ended July 31, 2014	310,706	$13.24	1,610,000	$4,114,967
Total	1,610,000	$12.91	1,610,000	$20,788,174

*Disclosure covering repurchases made on a monthly basis is available on the Company’s website at http://www.mvccapital.com

14. Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, Inc. and the wholly-owned subsidiaries MVC Financial Services, Inc. and MVC Cayman.

The following table presents book basis segment data for the nine month period ended July 31, 2014:

	MVC	MVCFS	Consolidated

Interest and dividend income	$11,792,573	$24	$11,792,597
Fee income	—	1,244,580	1,244,580
Fee income - asset management	—	1,492,596	1,492,596
Other income	962,252	—	962,252
Total operating income	12,754,825	2,737,200	15,492,025

Total operating expenses	5,578,767	5,946,381	11,525,148
Less: Waivers by Adviser	(112,500)	—	(112,500)
Total net operating expenses	5,466,267	5,946,381	11,412,648

Net operating gain (loss) before taxes	7,288,558	(3,209,181)	4,079,377

Tax expense	—	1,316	1,316
Net operating gain (loss)	7,288,558	(3,210,497)	4,078,061

Net realized gain on investments	3,156,463	—	3,156,463
Net unrealized (depreciation) appreciation on investments	(31,692,582)	83,319	(31,609,263)

Net decrease in net assets resulting from operations	$(21,247,561)	$(3,127,178)	$(24,374,739)

15. Significant Subsidiaries

We have determined that for the quarter ended July 31, 2014, MVC Automotive is an unconsolidated portfolio company that has met the conditions of a significant subsidiary. The following table sets forth summarized income statement information for MVC Automotive for the nine month period ended June 30, 2014. Comparative period information for MVC Automotive is not presented as historical financial information prepared in accordance with US GAAP is not readily available for this foreign company. The financial information presented has been prepared and furnished by management of MVC Automotive.  The information excludes the financial information and results of one of MVC Automotive’s subsidiary dealerships, which is in bankruptcy and whose records are restricted by the local administrator of the bankruptcy.

For the Nine
Month Period
All numbers in thousands	from October 1, 2013 to June 30, 2014
(Unaudited)
Net Sales & Revenue	$182,423
Cost of Sales	164,601
Gross Margin	17,822

Operating Expenses	19,831
Operating Loss	(2,009)

Income Tax Expense	41
Interest Expense	1,233
Other Income, Net	(373)
Net Loss	$(2,910)

16. Subsequent Events

On August 26, 2014, the Company invested approximately $12.7 million in Security Holdings in the form of additional common equity interest.

On September 2, 2014, Security Holdings repaid its bridge loan in full including all accrued interest.

On September 2, 2014, Security Holdings repaid its bridge loan in full including all accrued interest.

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

Selected Consolidated Financial Data

	Nine Month Period	Nine Month Period
	Ended	Ended	Year Ended
	July 31,	July 31,	October 31,
	2014	2013	2013
	(Unaudited)	(Unaudited)
	(In thousands, except per share data and number of investments)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$11,792	$16,269	$19,622
Fee income	1,245	2,382	2,853
Fee income - asset management	1,493	1,345	1,795
Other income	962	298	493

Total operating income	15,492	20,294	24,763

Expenses:
Management fee	6,772	6,046	8,267
Portfolio fees - asset management	600	312	418
Management fee - asset management	480	696	929
Administrative	2,731	2,689	3,712
Interest and other borrowing costs	7,087	4,470	6,724
Net Incentive compensation (Note 11)	(6,145)	6,144	8,304

Total operating expenses	11,525	20,357	28,354

Total waiver by adviser	(113)	(113)	(150)

Net operating income (loss) before taxes	4,080	50	(3,441)

Tax expense, net	2	3	4

Net operating income (loss)	4,078	47	(3,445)

Net realized and unrealized (loss) gain:
Net realized gain on investments	3,156	43,462	43,665
Net change in unrealized depreciation on investments	(31,609)	(10,627)	(3,483)

Net realized and unrealized (loss) gain on investments	(28,453)	32,835	40,182

Net (decrease) increase in net assets resulting from operations	$(24,375)	$32,882	$36,737

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$(1.08)	$1.41	$1.59
Dividends per share	$0.405	$0.405	$0.540
Balance Sheet Data:
Portfolio at value	$448,896	$466,446	$440,298
Portfolio at cost	412,249	405,335	371,932
Total assets	596,941	583,420	586,828
Shareholders’ equity	360,124	392,752	393,554
Shareholders’ equity per share (net asset value)	$15.86	$17.36	$17.40
Common shares outstanding at period end	22,703	22,618	22,618
Other Data:
Number of Investments funded in period	20	10	15
Investments funded ($) in period	$61,608	$78,920	$95,701
Repayment/sales in period	33,583	101,585	103,069
Net investment activity in period	28,025	(22,665)	(7,368)

	2014			2013				2012
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	5,016	5,863	4,613	4,469	7,245	6,663	6,386	6,148	3,931	16,164	3,644

Management fee	2,162	2,306	2,304	2,221	2,101	1,865	2,080	2,027	2,127	2,177	2,257
Portfolio fees - asset management	153	341	106	106	103	103	106	106	338	462	62
Management fee - asset management	17	231	232	233	232	232	232	140	41	188	388
Administrative	1,096	727	908	1,023	897	902	890	862	971	817	923
Interest, fees and other borrowing costs	2,426	2,406	2,255	2,254	2,115	1,418	937	886	854	832	795
Net Incentive compensation	(1,831)	(4,868)	554	2,160	3,961	1,008	1,175	(1,410)	(2,415)	(175)	(1,937)
Total waiver by adviser	(38)	(37)	(38)	(37)	(38)	(37)	(38)	(38)	(37)	(2,383)	(96)
Tax expense	1	—	1	1	1	1	1	3	—	—	1
Net operating income (loss) before net realized and unrealized gains	1,030	4,757	(1,709)	(3,492)	(2,127)	1,171	1,003	3,572	2,052	14,246	1,251
Net (decrease) increase in net assets resulting from operations	(7,876)	(18,546)	2,047	3,855	18,114	7,892	6,876	(3,556)	(10,595)	1,515	(9,018)
Net (decrease) increase in net assets resulting from operations per share	(0.35)	(0.83)	0.10	0.18	0.79	0.33	0.29	(0.14)	(0.45)	0.06	(0.37)
Net asset value per share	15.86	16.42	17.36	17.40	17.36	16.56	16.29	16.14	16.42	16.99	17.04

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2013, the Company made six new investments and made nine follow-on investments in five existing portfolio companies committing a total of $95.7 million of capital to these investments.  During the nine month period ended July 31, 2014, the Company made three new investments and 17 follow-on investments in 12 existing portfolio companies, committing capital totaling $63.8 million.

The Company’s prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of July 31, 2014, approximately 1.0% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

OPERATING INCOME

For the Nine Month Periods Ended July 31, 2014 and 2013. Total operating income was $15.5 million and $20.3 million for the nine month periods ended July 31, 2014 and 2013, respectively, a decrease of approximately $4.8 million.

For the Nine Month Period Ended July 31, 2014

Total operating income was $15.5 million for the nine month period ended July 31, 2014. The decrease in operating income over the same period last year was primarily due to a decrease in dividend income from portfolio companies, specifically U.S. Gas, which was partially offset by an increase in interest income from portfolio companies.  The main components of operating income for the nine month period ended July 31, 2014 were interest earned on loans and fee income from portfolio companies and asset management.  The Company earned approximately $11.8 million in interest and dividend income from investments in portfolio companies.  Of the $11.8 million recorded in interest/dividend income, approximately $3.4 million was “payment in kind” interest/dividends.  The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 5% to 16%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $1.5 million and fee income from the Company’s portfolio companies of approximately $1.2 million, totaling approximately $2.7 million.  Of the $1.5 million of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Nine Month Periods Ended July 31, 2014 and 2013.  Operating expenses, net of Voluntary Waivers, were approximately $11.4 million and $20.2 million for the nine month periods ended July 31, 2014 and 2013, respectively, a decrease of approximately $8.8 million.

For the Nine Month Period Ended July 31, 2014

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $11.4 million or 3.99% of the Company’s average net assets, when annualized, for the nine month period ended July 31, 2014.  Significant components of operating expenses for the nine month period ended July 31, 2014 were management fee expense paid by the Company of approximately $6.8 million and interest and other borrowing costs of approximately $7.1 million.

The approximately $8.8 million decrease in the Company’s net operating expenses for the nine month period ended July 31, 2014 compared to the nine month period ended July 31, 2013, was primarily due to the approximately $12.3 million decrease in the estimated provision for incentive compensation expense, which was partially offset by an increase in interest and other borrowing costs of approximately $2.6 million and an increase in the Company’s management fee expense of approximately $727,000.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2014 fiscal year, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers voluntarily agreed that any assets of the Company that were invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  The Company and the Adviser have agreed to continue the expense cap of 3.5% (on consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets)  into fiscal year 2014, though they may determine to revise the present calculation methodology later in the year.  For fiscal year 2013 and the nine month period ended July 31, 2014, the Company’s expense ratio was 3.04% and 3.27%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the nine month period ended July 31, 2014, the provision for incentive compensation was decreased by a net amount of approximately $6.1 million to approximately $17.8 million.  The net decrease in the provision for incentive compensation during the nine month period ended July 31, 2014 primarily reflects the Valuation Committee’s determination to decrease the fair values of fourteen of the Company’s portfolio investments (MVC Automotive, G3K, Ohio Medical, NPWT, U.S. Gas, Velocitius, Octagon, Tekers, JSC Tekers, SGDA Europe, Security Holdings, Centile, Biovation and Turf) by a total of approximately $43.2 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of seven of the Company’s portfolio investments (Custom Alloy, Advantage, Biogenic, PrePaid Legal, RuMe, Freshii and Vestal) by a total of approximately $7.8 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $2.9 million due to a PIK distribution, which was treated as a return of capital.  For the nine month period ended July 31, 2014, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information.

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

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Nine Month Periods Ended July 31, 2014 and 2013.  Net realized gains for the nine month periods ended July 31, 2014 and 2013 were approximately $3.2 million and approximately $43.5 million, respectively, a decrease of approximately $40.3 million.

For the Nine Month Period Ended July 31, 2014

Net realized gains for the nine month period ended July 31, 2014 were approximately $3.2 million.  The significant component of the Company’s net realized gains for the nine month period ended July 31, 2014 was primarily due to the sale of Octagon’s limited liability company interest, which resulted in a realized gain of approximately $3.2 million.

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

On May 1, 2014, the Company converted the JSC Tekers $12.0 million secured loan to preferred equity.  The cost and fair value assigned to the preferred equity was approximately $11.8 million.  As a result of the loan conversion, the Company realized a loss of approximately $190,000.

On July 29, 2014, the Company sold its limited liability company interest in Octagon for approximately $6.3 million resulting in a realized gain of approximately $3.2 million.

During the nine month period ended July 31, 2014, the Company recorded realized losses of approximately $131,000 with the sale of its short-term investments and realized gains of approximately $446,000 related to a Summit distribution.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Nine Month Periods Ended July 31, 2014 and 2013.  The Company had a net change in unrealized depreciation on portfolio investments of approximately $31.6 million and $10.6 million for the nine month periods ended July 31, 2014 and 2013, respectively, a net increase of approximately $21.0 million.

For the Nine Month Period Ended July 31, 2014

The Company had a net change in unrealized depreciation on portfolio investments of approximately $31.6 million for the nine month period ended July 31, 2014.  The change in unrealized depreciation for the nine month period ended July 31, 2014 primarily resulted from the Valuation Committee’s decision to decrease the fair value of the Company’s investments in Foliofn, Inc. preferred stock by approximately $1.1 million, MVC Automotive equity interest by approximately $21.5 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $8,000 and preferred stock by approximately $140,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $2.7 million, Ohio Medical series A preferred stock by $800,000, Security Holdings equity interest by $446,000, Biovation warrants by $70,000, Centile equity interest by $48,000, SGDA Europe equity interest by approximately $1.4 million, Biovation bridge loan by approximately $18,000,  Octagon equity interest by approximately $750,000, Tekers common stock by $116,000, JSC Tekers common and preferred stock by approximately $499,000 and the Turf guarantee by $92,000.  These changes in unrealized depreciation were partially off-set by the Valuation Committee determinations to increase the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $12,000 and series B preferred stock by approximately $2.7 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $3.5 million, PrePaid Legal loan by $100,000, Freshii warrant by approximately $23,000, RuMe series C preferred stock by approximately $75,000, Biogenic senior convertible note by $275,000, Advantage preferred stock by $96,000 and Vestal common stock by approximately $4.5 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $2.9 million due to a PIK distribution, which was treated as a return of capital.  The reclassification from unrealized depreciation to a realized loss caused by the dissolution of BPC II, LLC of $180,000 was also a component in the change in unrealized depreciation.

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

PORTFOLIO INVESTMENTS

For the Nine Month Period Ended July 31, 2014 and the Year Ended October 31, 2013.  The cost of the portfolio investments held by the Company at July 31, 2014 and at October 31, 2013 was $412.2 million and $372.0 million, respectively, an increase of $40.2 million.  The aggregate fair value of portfolio investments at July 31, 2014 and at October 31, 2013 was $448.9 million and $440.3 million, respectively, an increase of $8.6 million.  The Company held unrestricted cash, cash equivalents and restricted cash equivalents at July 31, 2014 and at October 31, 2013 of $35.8 million and $81.0 million, respectively, a decrease of approximately $45.2 million.  The Company held no short-term investments at July 31, 2014 and at October 31, 2013 held short-term investments with a cost and fair value of approximately $49.9 million and approximately $49.8 million, respectively.

For the Nine Month Period Ended July 31, 2014

During the nine month period ended July 31, 2014, the Company made three new investments, committing capital totaling approximately $25.4 million.  The investments were made in G3K ($6.0 million), Inland ($15.0 million) and Equus ($4.4 million).

During the nine month period ended July 31, 2014, the Company made 17 follow-on investments into 12 existing portfolio companies totaling approximately $38.4 million.  On November 13, 2013, the Company loaned $4.0 million to Security Holdings in the form of a 5% cash bridge loan with a maturity date of February 15, 2014.  On November 19, 2013, the Company increased its common equity interest in Centile by $100,000.  Also on November 19, 2013, the Company invested $5.0 million into MVC Automotive in the form of common equity interest and converted its bridge loan of approximately $1.8 million, including accrued interest, to common equity interest.  On December 23, 2013, the Company made a senior secured loan of $3.3 million to RuMe with a cash interest rate of 12% and a maturity date of April 4, 2014.  The Company also purchased warrants for shares of common stock in RuMe for a nominal amount and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On January 2, 2014, the Company loaned $7.0 million to Morey’s, increasing its second lien loan amount to $15.0 million.  The interest rate on the total loan was increased to 10% cash and 3% PIK.  On March 5, 2014, the Company invested an additional $4.0 million into MVC Automotive in the form of common equity interest.  On March 10, 2014, the Company exercised its warrant in RuMe at a cost of approximately $43,000 and received 4,297,549 shares of common stock.  On March 5, 2014 and April 1, 2014, the Company contributed a total of approximately $2.8 million to the PE Fund related to expenses, an additional investment in Plymouth Rock Energy, LLC and an investment in Advanced Oilfield Services, LLC.  As of July 31, 2014, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc. and Advanced Oilfield Services, LLC.  On April 1, 2014, the Company loaned $1.5 million to Marine in the form of a second lien loan with an interest rate of 11%.  The loan matures on June 30, 2014.  On May 2, 2014, the Company loaned $1.5 million to SCSD in the form of a secured loan.  The loan has an interest rate of 12% and a maturity date of May 2, 2019.  On May 7, 2014, the Company converted RuMe’s $3.3 million senior secured loan and accrued interest of approximately $161,000 into 23,896,634 shares of series C preferred stock.  On May 9, 2014, the Company loaned an additional $500,000 to Biovation increasing the total amount outstanding on the bridge loan to $3.8 million and extended the maturity date of the loan to October 31, 2014. The Company also received a warrant at no cost and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.  On May 14, 2014, the Company signed a share exchange agreement with Equus, another publicly traded business development company, as part of a plan of reorganization adopted by the Equus Board of Directors. Under the terms of the reorganization, Equus will pursue a merger or consolidation with the Company, a subsidiary of the Company, or one or more of the Company’s portfolio companies. Absent Equus merging or consolidating with/into the Company itself (whereby the Company would own a majority of Equus shares), the current intention is for Equus to (i) be restructured into a publicly-traded operating company focused on the energy and/or financial services sectors and (ii) seek to terminate its election as a business development company. Pursuant to the share exchange agreement, the Company has received 2,112,000 shares of Equus in exchange for 395,839 shares of the Company. The exchange was calculated based upon each company’s respective net asset value per share. As part of the reorganization, the Company may acquire additional Equus shares from time to time, either through Equus’ direct sale of newly issued shares to the Company or through the purchase of outstanding Equus shares. The consummation of the reorganization is anticipated to occur within one year, and Equus currently intends to maintain its common stock listing on the New York Stock Exchange after that point, unless Equus is merged with the Company.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  Also, as part of the Equus plan of reorganization, on May 21, 2014, June 3, 2014 and June 12,

2014, the Company purchased 512,557, 850,000 and 970,087 additional outstanding common shares of Equus, respectively, at a cost of approximately $1.2 million, $2.1 million and $2.4 million, respectively.  On May 27, 2014, the Company purchased 2,893 common shares of Ohio Medical from Champlain Capital Partners at a nominal cost.  On May 30, 2014, the Company loaned $3.0 million to U.S. Gas.  The loan has an interest rate of 14% and a maturity date of July 1, 2018.

On November 1, 2013, Turf repaid its $1.0 million junior revolving note in full, including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  Turf also made a $4.5 million principal payment on its senior subordinated loan, resulting in an outstanding balance of approximately $3.9 million as of July 31, 2014.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank.  The guarantee was valued at negative $92,000 at July 31, 2014.

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

On April 14, 2014, the Company agreed to provide G3K a $10.0 million loan in three installments and made its first loan of $6.0 million. The closing of the Company’s G3K investment and first loan occurred following extensive due diligence, including receipt of an unqualified audit report on G3K’s financial statements and a separate quality of earnings review by an accounting firm.  The Company has initiated legal action in the Superior Court of New Jersey, Chancery Division, against G3K, its three shareholders and certain corporate officers for fraudulently misrepresenting G3K’s financial records in order to secure financing from the Company.  The Company is working diligently to uncover the full extent of what it believes to be a highly sophisticated fraud and is seeking to recover loan proceeds. All legal options available are being examined.  The Company did recover $375,000 in principal prior to July 31, 2014.  The loan had an outstanding balance of approximately $5.6 million and had a fair value of $0 as of July 31, 2014.

On May 1, 2014, the Company converted the JSC Tekers $12.0 million secured loan and accrued interest to preferred equity.  The cost and fair value assigned to the preferred equity was approximately $11.8 million.  As a result of the loan conversion, the Company realized a loss of approximately $190,000.

On May 19, 2014, the Company loaned an additional $2.0 million to Inland.  The total amount outstanding of the senior secured loan as of July 31, 2014 was $15.0 million.

On May 30, 2014, the Company received an approximately $2.9 million principal payment from U.S. Gas on its second lien loan.  The second lien loan interest rate was adjusted to 13% and the maturity date was extended to July 1, 2019.

On June 30, 2014, the Company converted its SGDA $6.5 million term loan and accrued interest of approximately $1.9 million to additional common equity interest in SGDA Europe.

On July 1, 2014, Marine repaid its $11.7 million senior subordinated and $1.5 million second lien loans in full including all accrued interest.  The 20,000 shares of Marine’s preferred stock was also sold for approximately $3.8 million, which resulted in no gain or loss from the sale. During the nine month period ended July 31, 2014, the Company also received a dividend of $700,000 from Marine.

On July 29, 2014, the Company sold its limited liability company interest in Octagon for approximately $6.3 million resulting in a realized gain of approximately $3.2 million.

During the nine month period ended July 31, 2014, Custom Alloy made $1.0 million of principal payments on its loan.

During the nine month period July 31, 2014, the Company received a dividend of approximately $67,000 from NPWT.

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

During the quarter ended July 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $359,000, Vestal common stock by approximately $1.5 million, RuMe series C preferred stock by approximately $75,000, Biogenic senior convertible note by $275,000, Biovation bridge loan by approximately $103,000 and Advantage preferred stock by $96,000. In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,094,938.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.0 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by approximately $109,000, MVC Automotive equity interest by approximately $8.4 million, Velocitius equity interest by approximately $198,000, Octagon equity interest by approximately $730,000, Ohio Medical series A preferred stock by $800,000, NPWT common stock by $5,000 and preferred stock by $104,000, Tekers common stock by $111,000, SGDA Europe equity interest by approximately $1.7 million, Security Holdings equity interest by $564,000, Centile equity interest by $76,000, JSC Tekers common and preferred stock by approximately $499,000 and the Biovation warrants by approximately $232,000. Also, during the quarter ended July 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis of this investment by approximately $204,000.

During the nine month period ended July 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $12,000 and series B preferred stock by approximately $2.7 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $3.5 million, PrePaid Legal loan by $100,000, Freshii warrant by approximately $23,000, RuMe series C preferred stock by approximately $75,000, Biogenic senior convertible note by $275,000, Advantage preferred stock by $96,000 and Vestal common stock by approximately $4.5 million.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $3,221,596.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $2.9 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by approximately $1.1 million, MVC Automotive equity interest by approximately $21.5 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $8,000 and preferred stock by approximately $140,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $2.7 million, Ohio Medical series A preferred stock by $800,000, Security Holdings equity interest by $446,000, Biovation warrants by $70,000, Centile equity interest by $48,000, SGDA Europe equity interest by approximately $1.4 million, Biovation bridge loan by approximately $18,000,  Octagon equity interest by approximately $750,000, Tekers common stock by $116,000, JSC Tekers common and preferred stock by approximately $499,000 and the Turf guarantee by $92,000. Also, during the nine month period ended July 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon totaled approximately $486,000.  The $486,000 increased the cost basis and $101,000 increased the fair value of this investment.

At July 31, 2014, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $448.9 million with a cost basis of $412.2 million.  At July 31, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $443.0 million and $388.4 million, respectively.  At October 31, 2013, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $440.3 million with a cost basis of $372.0 million.  At October 31, 2013, the fair value and cost basis of the Legacy Investments was $7.0 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $433.3 million and $348.2 million, respectively.

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

Portfolio Companies

During the nine month period ended July 31, 2014, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2013 and July 31, 2014, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million.  The investment has been fair valued at $0.

Advantage Insurance Holdings

Advantage, Cayman Islands, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2013, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock with a cost basis and fair value of $7.5 million.

During the nine month period ended July 31, 2014, the Valuation Committee increased the fair value of the preferred stock by $96,000.

At July 31, 2014, the 750,000 shares of preferred stock had a cost basis of $7.5 million and a fair value of approximately $7.6 million.

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

During the nine month period ended July 31, 2014, the Valuation Committee increased the fair value of the senior convertible note by $275,000.

At July 31, 2014, the Company’s loans had a combined outstanding balance and cost basis of approximately $9.9 million and a combined fair value of approximately $10.1 million.  The increase in cost and fair value of the loans is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

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

On May 9, 2014, the Company loaned an additional $500,000 to Biovation and extended the maturity date of the loan to October 31, 2014. The Company also received a warrant at no cost and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.

During the nine month period ended July 31, 2014, the Valuation Committee decreased the fair values of the loan by approximately $18,000 and the warrants by approximately $70,000.

At July 31, 2014, the Company’s investment consisted of a bridge loan with an outstanding balance of approximately $3.8 million, a cost basis of approximately $3.7 million and a fair value of approximately $3.8 million.  The warrants had a cost of $398,000 and a fair value of $240,000.  The increase in cost and fair value of the loan is due to the capitalization of “payment in kind” interest.  The increase in the fair value was approved by the Company’s Valuation Committee.

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

At July 31, 2014, the Company no longer held an investment in BPC.

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

During the nine month period ended July 31, 2014, the Valuation Committee decreased the fair value of the common equity interest by approximately $48,000.

At July 31, 2014, the Company’s investment in Centile consisted of common equity interest at a cost of $3.3 million and a fair value of approximately $4.8 million.

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

During the nine month period ended July 31, 2014, Custom Alloy made $1.0 million in principal payments on its loan.

During the nine month period ended July 31, 2014, the Valuation Committee increased the fair value of the series A preferred stock by approximately $12,000 and the series B preferred stock by approximately $2.7 million.

At July 31, 2014, the Company’s investment in Custom Alloy consisted of nine shares of convertible series A preferred stock at a cost of $44,000 and a fair value of approximately $100,000 and the 1,991 shares of convertible series B preferred stock at a cost of approximately $10.0 million and a fair value of approximately $22.6 million.  The unsecured subordinated loan had a cost basis, outstanding balance and fair value of approximately $6.5 million.

Michael Tokarz, Chairman of the Company, and Shivani Khurana, representative of the Company, serve as directors of Custom Alloy.

Equus Total Return, Inc.

Equus is a publicly traded business development company and regulated investment company listed on the New York Stock Exchange (NYSE:EQS).

On May 14, 2014, the Company signed a share exchange agreement with Equus as part of a plan of reorganization adopted by the Equus Board of Directors. Under the terms of the reorganization, Equus will pursue a merger or consolidation with the Company, a subsidiary of the Company, or one or more of the Company’s portfolio companies. Absent Equus merging or consolidating with/into the Company itself (whereby the Company would own a majority of

Equus shares), the current intention is for Equus to (i) be restructured into a publicly-traded operating company focused on the energy and/or financial services sectors and (ii) seek to terminate its election as a business development company. Pursuant to the share exchange agreement, the Company has received 2,112,000 shares of Equus in exchange for 395,839 shares of MVC. The exchange was calculated based upon each company’s respective net asset value per share. As part of the reorganization, the Company may acquire additional Equus shares from time to time, either through Equus’ direct sale of newly issued shares to the Company or through the purchase of outstanding Equus shares. The consummation of the reorganization is anticipated to occur within one year, and Equus currently intends to maintain its common stock listing on the New York Stock Exchange after that point, unless Equus is merged with the Company.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  Consistent with the Company’s valuation procedures, the Company has valued the common stock to its market price.

On May 21, 2014, June 3, 2014 and June 12, 2014, as part of the Equus plan of reorganization, the Company purchased 512,557, 850,000 and 970,087 additional outstanding common shares of Equus, respectively, at a cost of approximately $1.2 million, $2.1 million and $2.4 million, respectively.

At July 31, 2014, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $11.0 million.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2013, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $7.0 million.

During the nine month period ended July 31, 2014, the Valuation Committee decreased the fair value of the preferred stock by approximately $1.1 million.

At July 31, 2014, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $5.9 million.

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

During the nine month period ended July 31, 2014, the Valuation Committee increased the fair value of the warrant by approximately $23,000.

At July 31, 2014, the Company’s investment in Freshii consisted of a senior secured loan with an outstanding balance of approximately $1.2 million and a cost basis and fair value of approximately $1.1 million.  The warrant had a cost of approximately $34,000 and a fair value of approximately $42,000.  The increase in cost and fair value of the loan is due to the amortization of loan origination fees, the capitalization of “payment in kind” interest and the discount associated with the warrant.  The increase in the fair value was approved by the Company’s Valuation Committee.

G3K Displays, Inc.

G3K, Hoboken, New Jersey, is a custom designer, manufacturer and installer of in-store environments, signage, displays and fixtures for major retailers such as Foot Locker, adidas and Luxottica.

On April 14, 2014, the Company agreed to provide G3K a $10.0 million loan in three installments and made its first loan of $6.0 million. The closing of the Company’s G3K investment and first loan occurred following extensive due diligence, including receipt of an unqualified audit report on G3K’s financial statements by an accounting firm and a separate quality of earnings review by another accounting firm.  The Company has initiated legal action in the Superior Court of New Jersey, Chancery Division, against G3K, its three shareholders and certain corporate officers for fraudulently misrepresenting G3K’s financial records in order to secure financing from the Company.  The Company is working diligently to uncover the full extent of what it believes to be a highly sophisticated fraud and is seeking to recover loan proceeds. All legal options available are being examined.  The Company did recover $375,000 in principal prior to July 31, 2014.

During the nine month period ended July 31, 2014, the Valuation Committee decreased the fair value of the loan by approximately $5.6 million.

At July 31, 2014, the Company’s investment in G3K consisted of a senior loan with an outstanding balance and cost basis of $5.6 million and a fair value of $0.  The senior loan has an interest rate of 13% and a maturity date of April 11, 2019.  The Company has reserved in full against all of the accrued interest starting April 14, 2014.

Harmony Health & Beauty, Inc.

Harmony Health & Beauty, Purchase, New York, purchased the assets of Harmony Pharmacy on November 30, 2010, during a public UCC sale for approximately $6.4 million.  HH&B is a distributor of health and beauty products.  The Company’s initial investment consisted of 100,010 shares of common stock.

At October 31, 2013 and July 31, 2014, the Company’s investment in HH&B consisted of 147,621 shares of common stock with a cost of $6.7 million and fair value of $0.

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

On May 19, 2014, the Company loaned an additional $2.0 million to Inland.

At July 31, 2014, the Company’s investment in Inland consisted of a senior secured loan with an outstanding balance of $15.0 million and a cost basis and fair value of approximately $14.3 million.  The warrants had a cost basis and fair value of $713,000.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2013 and July 31, 2014, the Company’s investment in JSC Tekers consisted of a secured loan with an outstanding balance and cost basis of $12.0 million and a fair value of $11.0 million and 2,250 shares of common stock with a cost basis and fair value of $4,500.  The secured loan had an interest rate of 8% and a maturity date of December 31, 2014.  The Company has reserved in full against all of the accrued interest starting February 1, 2013.

On May 1, 2014, the Company converted its $12.0 million secured loan to preferred equity.  The cost and fair value assigned to the preferred equity was approximately $11.8 million.  As a result of the loan conversion, the Company realized a loss of approximately $190,000.

During the nine month period ended July 31, 2014, the Valuation Committee decreased the fair values of the common stock and preferred stock by a total of approximately $499,000.

At July 31, 2014, the Company’s investment in JSC Tekers consisted of preferred equity with a cost basis of $11.8 million and a fair value of $11.3 million and 2,250 shares of common stock with a cost basis of $4,500 and a fair value of $4,300.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, builds and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2013 and July 31, 2014, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

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

During the nine month period ended July 31, 2014, Marine made principal payments totaling $100,000 on its senior subordinated loan and paid $700,000 in dividends to the Company.

On July 1, 2014, Marine repaid its $11.7 million senior subordinated and $1.5 million second lien loans in full including all accrued interest.  The 20,000 shares of preferred stock were also sold for approximately $3.8 million, which resulted in no gain or loss from the sale.

At July 31, 2014, the Company no longer held an investment in Marine.

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

At July 31, 2014, the loan had an outstanding balance, cost basis and fair value of $15.2 million.  The increase in cost and fair value of the loan is due to the capitalization of PIK interest.  The increase in the fair value was approved by the Company’s Valuation Committee.

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

During the nine month period ended July 31, 2014, the Valuation Committee decreased the fair value of the equity interest by approximately $21.5 million.

At July 31, 2014, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $45.7 million and a fair value of approximately $26.6 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $5.4 million at July 31, 2014.  This guarantee was taken into account in the valuation of MVC Automotive.

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

During the nine month period ended July 31, 2014, the Valuation Committee increased the fair values of the limited partnership and general partnership interests totaling approximately $3.5 million.

At July 31, 2014, the limited partnership interest in the PE Fund had a cost of approximately $11.8 million and a fair value of approximately $17.5 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $302,000 and a fair value of approximately $441,000.  As of July 31, 2014, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc. and Advanced Oilfield Services, LLC.

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

During the nine month period ended July 31, 2014, the Company received a dividend of approximately $67,000 from NPWT.

During the nine month period ended July 31, 2014, the Valuation Committee decreased the fair values of the common stock and preferred stock totaling approximately $148,000.

At July 31, 2014, the common stock had a cost basis of approximately $1.2 million and a fair value of approximately $6,000.  The convertible preferred stock had a cost basis of $0 and a fair value of approximately $101,000.

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

During the nine month period ended July 31, 2014, the Valuation Committee decreased the fair value of the equity investment by approximately $750,000.

On July 29, 2014, the Company sold its limited liability company interest in Octagon for approximately $6.3 million resulting in a realized gain of approximately $3.2 million.

At July 31, 2014, the Company no longer held an investment in Octagon.

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

On May 27, 2014, the Company purchased 2,893 common shares of Ohio Medical from Champlain Capital Partners at a nominal cost.

During the nine month period ended July 31, 2014, the fair value of the series C convertible preferred stock was increased by approximately $2.9 million due to a PIK distribution, which was treated as a return of capital.

During the nine month period ended July 31, 2014, the Valuation Committee decreased the fair value of the common stock by approximately $800,000.

At July 31, 2014, the Company’s investment in Ohio Medical consisted of 8,512shares of common stock with a cost basis of approximately $15.8 million and a fair value of $0, 27,866 shares of series A convertible preferred stock with a cost basis of $30.0 million and a fair value of $23.8 million and 8,825 shares of series C convertible preferred stock with a cost basis of $22.6 million and a fair value of $26.7 million.

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

During the nine month period ended July 31, 2014, the Valuation Committee increased the fair value of the loan by $100,000.

At July 31, 2014, the Company’s investment in Prepaid Legal consisted of a $9.9 million second lien loan, which was purchased at a discount.  The interest rate on the loan is the greater of LIBOR plus 8.50% with a LIBOR floor of 1.25% or the ABR plus 7.5% with an ABR floor of 2.25% per annum.  The loan matures on July 1, 2020.  The loan had an outstanding balance of $10.0 million, a cost basis of approximately $9.9 million and a fair value of $10.1 million.  The increase in the cost of the loan is due to the amortization of the original issue discount.

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

On May 7, 2014, the Company converted its $3.3 million senior secured loan and accrued interest of approximately $161,000 into 23,896,634 shares of series C preferred stock.

During the nine month period ended July 31, 2014, the Valuation Committee increased the fair value of the series C preferred stock by approximately $75,000.

At July 31, 2014, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis and fair value of approximately $924,000, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.1 million and 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $3.5 million.

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

During the nine month period ended July 31, 2014, the Valuation Committee decreased the fair value of the common equity interest by approximately $446,000.

At July 31, 2014, the Company’s common equity interest in Security Holdings had a cost basis of approximately $40.2 million and a fair value of approximately $35.8 million and the loan had an outstanding balance, cost basis and fair value of $4.0 million.

Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2013, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of $6.7 million.

On June 30, 2014, the Company converted the SGDA $6.5 million term loan and accrued interest of approximately $1.9 million to additional common equity interest in SGDA Europe.

During the nine month period ended July 31, 2014, the Valuation Committee decreased the fair value of the common equity interest by approximately $1.4 million.

At July 31, 2014, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $13.8 million.

Christopher Sullivan, a representative of the Company, serves as a director of SGDA Europe.

SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH

SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.

At October 31, 2013, the Company’s investment in SGDA consisted of a term loan with an outstanding balance, cost basis and fair value of approximately $6.5 million.  The term loan bears annual interest at 7.0% and matures on August 31, 2014.

On June 30, 2014, the Company converted its $6.5 million term loan and accrued interest of approximately $1.9 million to additional common equity interest in SGDA Europe.

At July 31, 2014, the Company no longer held an investment in SGDA.

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

During the nine month period ended July 31, 2014, the Valuation Committee decreased the fair value of the common stock by approximately $116,000.

At July 31, 2014, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $1.4 million.  There was no balance on the guarantee for Tekers at July 31, 2014.  This guarantee was taken into account in the valuation of Tekers.

Summit Research Labs, Inc.

Summit, Huguenot, New York, is a specialty chemical company that manufactures antiperspirant actives.

At October 31, 2013, the Company’s investment in Summit consisted of a second lien loan that had an outstanding balance, cost basis and fair value of approximately $23.1 million.  The second lien loan bears annual interest at 14% and matures on October 1, 2018.

At July 31, 2014, the Company’s second lien loan had an outstanding balance, cost basis and a fair value of approximately $24.7 million.  The increase in cost and fair value of the loan is due to the capitalization of “payment in kind” interest.  The increase in the fair value was approved by the Company’s Valuation Committee.

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

At July 31, 2014, the senior subordinated loan had an outstanding balance, cost basis and a fair value of approximately $3.9 million.  The membership interest has a cost and fair value of approximately $3.5 million.  The warrants had a cost and fair value of $0 and the guarantee was fair valued at negative $92,000.

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

On May 30, 2014, the Company received an approximately $2.9 million principal payment from U.S. Gas on its second lien loan.  The second lien loan interest rate was adjusted to 13% and the maturity date was extended to July 1, 2019. Also on May 30, 2014, the Company loaned $3.0 million to U.S. Gas.  The loan has an interest rate of 14% and a maturity date of July 1, 2018.

During the nine month period ended July 31, 2014, the Valuation Committee decreased the fair value of the preferred stock by approximately $9.0 million.

At July 31, 2014, the loans had a combined outstanding balance, cost basis and a fair value of approximately $10.5 million.  The increases in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest.  The increase in the fair value was approved by the Company’s Valuation Committee.  The convertible Series I preferred stock had a fair value of approximately $83.7 million and a cost basis of $500,000 and the convertible Series J preferred stock had a cost basis and fair value of $0.

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

On May 2, 2014, the Company loaned $1.5 million to SCSD) in the form of a secured loan.  The secured loan has an interest rate of 12% and a maturity date of May 2, 2019.

At July 31, 2014, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost and fair value of approximately $5.5 million and a secured loan with an outstanding balance, cost basis and fair value of $1.5 million.

Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of SCSD.

Velocitius B.V.

Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.

At October 31, 2013, the Company’s investment in Velocitius consisted of an equity investment with a cost of $11.4 million and a fair value of $19.9 million.

During the nine month period ended July 31, 2014, the Valuation Committee decreased the fair value of the equity investment by approximately $2.7 million.

At July 31, 2014, the equity investment in Velocitius had a cost of approximately $11.4 million and a fair value of approximately $17.2 million.

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

At October 31, 2013, the Company’s investment in Vestal consisted of a senior subordinated promissory note and 81,000 shares of common stock.  The senior subordinated note had an annual interest of 12%, a maturity date of April 29, 2015 and an outstanding balance, cost, and fair value of $600,000.  The 81,000 shares of common stock had a cost basis of $1.9 million and a fair value of approximately $12.5 million.

During the nine month period ended July 31, 2014, the Valuation Committee increased the fair value of the common stock by approximately $4.5 million.

At July 31, 2014, the Company’s investment in Vestal consisted of a senior subordinated promissory note and 81,000 shares of common stock.  The senior subordinated note had an outstanding balance, cost, and fair value of $600,000.  The 81,000 shares of common stock had a cost basis of approximately $1.9 million and a fair value of $16.9 million.

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

At July 31, 2014, the Company had investments in portfolio companies totaling $448.9 million.  Also, at July 31, 2014, the Company had approximately $11.4 million in cash equivalents, approximately $17.7 million in cash and approximately $6.7 million in restricted cash equivalents related to the project guarantee for Security Holdings.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the nine month period ended July 31, 2014, the Company made three new investments, committing capital totaling approximately $25.4 million.  The investments were made in G3K ($6.0 million), Inland ($15.0 million) and Equus ($4.4 million).

During the nine month period ended July 31, 2014, the Company made 17 follow-on investments into 12 existing portfolio companies totaling approximately $38.4 million.  On November 13, 2013, the Company loaned $4.0 million to Security Holdings in the form of a 5% cash bridge loan with a maturity date of February 15, 2014.  On November 19, 2013, the Company increased its common equity interest in Centile by $100,000.  Also on November 19, 2013, the Company invested $5.0 million into MVC Automotive in the form of common equity interest and converted its bridge loan of approximately $1.8 million, including accrued interest, to common equity interest.  On December 23, 2013, the Company made a senior secured loan of $3.3 million to RuMe with a cash interest rate of 12% and a maturity date of April 4, 2014.  The Company also purchased warrants for shares of common stock in RuMe for a nominal amount and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On January 2, 2014, the Company loaned $7.0 million to Morey’s, increasing its second lien loan amount to $15.0 million.  The interest rate on the total loan was increased to 10% cash and 3% PIK.  On March 5, 2014, the Company invested an additional $4.0 million into MVC Automotive in the form of common equity interest.  On March 10, 2014, the Company exercised its warrant in RuMe at a cost of approximately $43,000 and received 4,297,549 shares of common stock.  On March 5, 2014 and April 1, 2014, the Company contributed a total of approximately $2.8 million to the PE Fund related to expenses, an additional investment in Plymouth Rock Energy, LLC and an investment in Advanced Oilfield Services, LLC.  As of July 31, 2014, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc. and Advanced Oilfield Services, LLC.  On April 1, 2014, the Company loaned $1.5 million to Marine in the form of a second lien loan with an interest rate of 11%.  The loan matures on June 30, 2014.  On May 2, 2014, the Company loaned $1.5 million to SCSD in the form of a secured loan.  The loan has an interest rate of 12% and a maturity date of May 2, 2019.  On May 7, 2014, the Company converted RuMe’s $3.3 million senior secured loan and accrued interest of approximately $161,000 into 23,896,634 shares of series C preferred stock.  On May 9, 2014, the Company loaned an additional $500,000 to Biovation increasing the total amount outstanding on the bridge loan to $3.8 million and extended the maturity date of the loan to October31, 2014. The Company also received a warrant at no cost and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.  On May 14, 2014, the Company signed a share exchange agreement with Equus, another publicly traded business development company, as part of a plan of reorganization adopted by the Equus Board of Directors. Under the terms of the reorganization, Equus will pursue a merger or consolidation with the Company, a subsidiary of the Company, or one or more of the Company’s portfolio companies. Absent Equus merging or consolidating with/into the Company itself (whereby the Company would own a majority of Equus shares), the current intention is for Equus to (i) be restructured into a publicly-traded operating company focused on the energy and/or financial services sectors and (ii) seek to terminate its election as a business development company. Pursuant to the share exchange agreement, the Company has received 2,112,000 shares of Equus in exchange for 395,839 shares of the Company. The exchange was calculated based upon each company’s respective net asset value per share. As part of the reorganization, the Company may acquire additional Equus shares from time to time, either through Equus’ direct sale of newly issued shares to the Company or through the purchase of outstanding Equus shares. The consummation of the reorganization is anticipated to occur within one year, and Equus currently intends to maintain its common stock listing on the New York Stock Exchange after that point, unless Equus is merged with the Company.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  Also, as part of the Equus plan of reorganization, on May 21, 2014, June 3, 2014 and June 12, 2014, the Company purchased 512,557, 850,000 and 970,087 additional outstanding common shares of Equus, respectively, at a cost of approximately $1.2 million, $2.1 million and $2.4 million, respectively.  On May 27, 2014, the Company purchased 2,893 common shares of Ohio Medical from Champlain Capital Partners at a nominal cost.  On May 30, 2014, the Company loaned $3.0 million to U.S. Gas.  The loan has an interest rate of 14% and a maturity date of July 1, 2018.

Current commitments include:

Commitments of the Company:

At July 31, 2014 and October 31, 2013, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at July 31, 2014
MVC Private Equity Fund LP	$20.1 million	$12.1 million
Total	$20.1 million	$12.1 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2013
Turf	$1.0 million	$1.0 million
MVC Private Equity Fund LP	$20.1 million	$9.3 million
Total	$21.1 million	$10.3 million

Guarantees:

At July 31, 2014 and October 31, 2013, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at July 31, 2014
MVC Automotive	$5.4 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$6.4 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2013
MVC Automotive	$5.4 million	—
Tekers	$68,000	—
Total	$5.5 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At July 31, 2014, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be negative $92,000.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee did not have an outstanding balance as of July 31, 2014.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.4 million at July 31, 2014) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of July 31, 2014 is approximately 6.7 million Euro (equivalent to approximately $9.0 million).

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note.  The note had an annual interest at 6.0% and was to expire on January 31, 2014.  On November 1, 2013, Turf repaid its junior revolving note in full including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of negative $92,000 as of July 31, 2014.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of July 31, 2014, $12.1 million of the Company’s commitment has been contributed.

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

On April 17, 2014, the Company loaned $13.0 million of its $15.0 million commitment to Inland in the form of a senior secured loan with a cash interest rate of 12% and a maturity date of April 17, 2019.  The Company also received warrants for shares of common stock in Inland and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On May 19, 2014, the Company loaned an additional $2.0 million to Inland, which  increased the total amount outstanding as of July 31, 2014 to $15.0 million.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of July 31, 2014, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $116.4 million. The market value of the Senior Notes is based on the closing price of the security as of July 31, 2014 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). At October 31, 2013, the balance of Credit Facility II was $50.0 million.  On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On July 30, 2014, Credit Facility II was renewed for an additional one-year period.  Credit Facility II will now expire on July 31, 2015, at which time all outstanding amounts under it will be due and payable.  During the nine month period ended July 31, 2014, the Company’s net borrowings on Credit Facility II were $50.0 million, resulting in an outstanding balance of $100 million at July 31, 2014.  Credit Facility II will be used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit

Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

The Company enters into contracts with Portfolio Companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On August 26, 2014, the Company invested approximately $12.7 million in Security Holdings in the form of additional common equity interest.

On September 2, 2014, Security Holdings repaid its bridge loan in full including all accrued interest.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables, which represent approximately 76.19% of the Company’s total assets at July 31, 2014.  As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills or longer-term treasury notes, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At July 31, 2014, approximately 76.19% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

Investments in small and middle-market privately-held companies are subject to a number of significant risks including the following:

·        Small and middle-market companies may have limited financial resources and may not be able to repay the loans we make to them.  Our strategy includes providing financing to companies that typically do not have capital sources readily available to them. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the borrowers to repay their loans to us upon maturity.

·        Small and middle-market companies typically have narrower product lines and smaller market shares than large companies. Because our target companies are smaller businesses, they may be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, smaller companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities, and a larger number of qualified managerial and technical personnel.

·        There is generally little or no publicly available information about these privately-held companies. There is generally little or no publicly available operating and financial information about privately-held companies. As a result, we rely on our investment professionals to perform due diligence investigations of these privately-held companies, their operations and their prospects. We may not learn all of the material information we need to know regarding these companies through our investigations.  It is difficult, if not impossible, to protect the Company from the risk of fraud, misrepresentation or poor judgment by our portfolio companies.  Accordingly, the Company’s performance (including the valuation of its investments) is subject to the ongoing risk that the portfolio companies or their employees, agents, or service providers, may commit fraud adversely affecting the value of our investments.

·        Small and middle-market companies generally have less predictable operating results.  We expect that our portfolio companies may have significant variations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, finance expansion or maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by their senior lenders.

·        Small and middle-market businesses are more likely to be dependent on one or two persons.  Typically, the success of a small or middle-market company also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us.

·        Small and middle-market companies are likely to have greater exposure to economic downturns than larger companies.  We expect that our portfolio companies will have fewer resources than larger businesses and an economic downturn may thus more likely have a material adverse effect on them.

·        Small and middle-market companies may have limited operating histories.  We may make debt or equity investments in new companies that meet our investment criteria. Portfolio companies with limited operating histories are exposed to the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which subjects us to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries.  As of July 31, 2014, the fair value of our largest investment, U.S. Gas, comprised 26.2% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.

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

The Recent ‘Polar Vortex’

A confluence of issues in January and February 2014 associated with the 2013-2014 winter season’s ‘polar vortex’ resulted in extraordinarily large spikes in the prices of wholesale electricity and, to some extent, natural gas in markets where U.S. Gas and other retail providers purchase their supply. U.S. Gas responded by taking various actions, including providing rebates to hard hit customers.

A repeat of these or comparable circumstances could negatively impact margins and profitability in the future, and U.S. Gas could find it necessary to take similar or other actions that may have a negative impact on its financial condition and results of operations in order to mitigate the impact of extreme weather and retain customers.

As a result of price increases caused by the ‘polar vortex,’ customers of U.S. Gas and other industry competitors filed claims or complaints regarding their bills during the 2013-2014 winter season, many of which have been reported to local public utility commissions and other regulatory bodies. In addition to dealing with any private litigation, regulatory bodies may take action to counter actual or perceived violations of regulations that could have a negative impact on retail energy providers such as U.S. Gas, even if such actions are successfully defended.  Legislators and regulators may enact or modify laws or regulations to prevent the repetition of the price spikes discussed above, which could negatively impact U.S. Gas’ financial condition and results of operation.

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

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

·	Price and volume fluctuations in the overall stock market from time to time;
·	Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;
·	Volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity participation securities, or LEAPs, or short trading positions;
·	Changes in regulatory policies or tax guidelines with respect to business development companies or RICs;
·	Our adherence to applicable regulatory and tax requirements, including the current restriction on our ability to make Non-Diversified Investments;
·	Actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;
·	General economic conditions and trends;
·	Loss of a major funding source, which would limit our liquidity and our ability to finance transactions; or
·	Departures of key personnel of TTG Advisers.

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

At October 31, 2013, the Company had unused net realized losses of approximately $906,240 and net unrealized losses of $17.9 million associated with Legacy Investments.  Since the Company’s realized losses were not entirely offset by realized gains during the nine month period ended July 31, 2014, the Company will be able to utilize them as capital loss carryforwards in the future.  If we experience an aggregate 50% shift in the ownership of our common stock from shareholder transactions over a three year period (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.  The Regulated Investment Company Modernization Act of 2010, which was enacted on December 22, 2010, changed various technical rules governing the tax treatment of regulated investment companies, including the treatment of capital loss carryforwards.  Please see Note 12 of our consolidated financial statements “Tax Matters” for more information.

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

As of July 31, 2014, we had $100 million in borrowings under our short-term credit facility, Credit Facility II (as defined above).  Further, we have approximately $114.4 million in aggregate principal amount of Senior Notes (as defined above) outstanding.

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

(b)                                 There have been no changes in our internal controls over financial reporting that occurred during the nine month period ended July 31, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the quarter ended July 31, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

ITEM 6. EXHIBITS

(a)                                 Exhibits

Exhibit No.	Exhibit

10(A)	Third Amendment to Credit Agreement between MVC Capital Inc. and Branch Banking and Trust Company.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

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

Date: September 9, 2014
/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: September 9, 2014
/s/ Scott Schuenke
Scott Schuenke

In the capacity of the officer who performs the functions of Principal Financial Officer.