Form 10-K
period 2014-10-31
MVC CAPITAL, INC.
filed 2015-10-15
CIK 1099941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed fiscal second quarter: $228,680,459 computed on the basis of $13.04 per share, closing price of the common stock on the New York Stock Exchange (the “NYSE”) on April 30, 2014.  For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

There were 22,702,821 shares of the registrant’s common stock, $.01 par value, outstanding as of October 14, 2015.

Document Incorporated by Reference:

Proxy Statement for the Company’s Annual Meeting of Shareholders 2015, incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

Explanatory Note

This Form 10-K includes the restatement of certain of the Company’s previously issued consolidated financial statements and selected financial data. It also amends previously filed management’s discussion and analysis of financial condition and results of operations and other disclosures for the periods presented in this Form 10-K. As indicated in Note 2, Restatement, in the Notes to Consolidated Financial Statements, the Company corrected certain errors in prior periods primarily related to the valuation of certain portfolio companies. In this Form 10-K, we therefore have restated the following financial information as of and for the periods (collectively, the “Restated Periods”) noted in the table below.

Type of Financial Information:	Date or Period:
Consolidated balance sheets	As of October 31, 2013
Consolidated statements of operations, changes in net assets, and cash flows	Fiscal year ended October 31, 2013
Selected financial data and financial highlights	Fiscal year ended October 31, 2013
Unaudited quarterly financial information	Quarters ended July 31, 2014, April 30, 2014 and January 31, 2014 and each quarter in the fiscal year ended October 31, 2013
Management’s discussion and analysis of financial condition and results of operations	As of and for the fiscal year ended October 31, 2013

We believe that presenting all of the amended and restated information regarding the Restated Periods in this Form 10-K allows investors to review all pertinent data in a single report.  In addition, the Company’s Quarterly Reports on Form 10-Q to be filed during 2015 will include the restated 2014 comparable prior quarter and year to date periods. We have not filed and do not intend to file amendments to (i) our Quarterly Reports on Form 10-Q for the first three quarterly periods in the fiscal years ended October 31, 2014 and 2013 or (ii) our Annual Report on Form 10-K for the fiscal year ended October 31, 2013 (collectively the “Affected Periods”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to those periods.

The combined impact of the adjustments and specified line items in the Affected Periods resulting from the restatement is set forth in Note 2, Restatement, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. The following items of this Form 10-K are impacted as a result of the restatement.

•                  Part I, Item 1A, Risk Factors

•                  Part II, Item 6, Selected Financial Data

•                  Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  Part II, Item 8, Financial Statements and Supplementary Data

•                  Part II, Item 9A, Controls and Procedures

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

ITEM 1.                                  BUSINESS

GENERAL

MVC Capital, Inc. is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  MVC Capital provides equity and debt investment capital to fund growth, acquisitions and recapitalizations of small and middle-market companies in a variety of industries primarily located in the United States. Our investments can take the form of senior and subordinated loans, common and preferred stock and warrants or rights to acquire equity interests, or convertible securities, among other instruments. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MVC.” Beginning November 1, 2006, the Company has been externally managed by The Tokarz Group Advisers LLC (“TTG Advisers”) pursuant to an Amended and Restated Investment Advisory and Management Agreement (the “Advisory Agreement”).  Our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), last approved the renewal of the Advisory Agreement at their in-person meeting held on October 28, 2014.

Fiscal year 2014 represented a year in which we continued the transition to our yielding strategy while allocating capital into new opportunities and supporting our existing portfolio companies.  The Company made four new investments in: G3K Displays, Inc. (“G3K”) ($6.0 million), Inland Environmental & Remediation LP (“Inland”) ($15.0 million), Equus Total Return, Inc. (“Equus”) ($4.4 million) and Custom Alloy Corporation (“Custom Alloy”) ($23.0 million) and made 20 follow-on investments in the following 13 existing portfolio companies: Security Holdings B.V. (“Security Holdings”), Centile Holdings B.V. (“Centile”), Biogenic Reagents (“Biogenic”), MVC Automotive Group B.V. (“MVC Automotive”), RuMe, Inc. (“RuMe”), Morey’s Seafood International LLC (“Morey’s”), Equus, U.S. Gas & Electric, Inc. (“U.S. Gas”), Ohio Medical Corporation (“Ohio Medical”), Inland, U.S. Spray Drying Holding Company (“SCSD”), Biovation Holdings, Inc. (“Biovation”) and the MVC Private Equity Fund L.P. (“MVC PE Fund”).  The total capital committed in fiscal year 2014 was $105.8 million compared to $95.7 million and $11.3 million in fiscal years 2013 and 2012, respectively.

During fiscal year 2013 six new investments were made in Summit Research Labs, Inc. (“Summit”) ($22.0 million), SCSD ($5.5 million), Prepaid Legal Services, Inc. (“Prepaid Legal”) ($9.9 million), Advantage Insurance Holdings LTD (“Advantage”) ($7.5 million), Morey’s Seafood International LLC (“Morey’s”) ($8.0 million) and Biogenic ($9.5 million) and nine follow-on investments were made in the following five existing portfolio companies: MVC PE Fund, JSC Tekers Holdings (“JSC Tekers”), Biovation, Ohio Medical and MVC Automotive.

During fiscal year 2012 two new investments were made in Freshii USA, Inc. (“Freshii”) and Biovation and the nine follow-on investments were made in five existing portfolio companies: MVC Partners, LLC (“MVC Partners”) Limited Partnership interest, MVCFS’ General Partnership interest, Centile, SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH (“SGDA”) and SHL Group Limited.

We continue to perform due diligence and seek new investments that are consistent with our objective of maximizing total return from capital appreciation and/or income, though our current focus is more on yield generating investments. We believe that we have extensive relationships with private equity firms, investment banks, business brokers, commercial banks, accounting firms, law firms, hedge funds, other investment firms, industry professionals and management teams of several companies that may provide us with investment opportunities.

We are working on an active pipeline of potential new investment opportunities. Our loan and equity investments will generally range between $3.0 million and $25.0 million each, though we may occasionally invest smaller or greater amounts of capital depending upon the particular investment. While the Company does not adhere to a specific equity and debt asset allocation mix, no more than 25% of the value of our total assets may be invested in the securities of one issuer (other than U.S. government securities), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses as of the close of each quarter. Our portfolio company investments are typically illiquid and made through privately negotiated transactions. We generally seek to invest in companies with a history of strong, predictable, positive EBITDA (net income before net interest expense, income tax expense, depreciation and amortization).  More recently, the Company has been focusing its strategy more on yield generating investments, which can include, but not limited to senior and subordinated loans, convertible debt, common and preferred equity with a coupon or liquidation preference and warrants or rights to acquire equity interests.

Our portfolio company investments currently consist of common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans and convertible securities. At October 31, 2014, the value of our investments in portfolio companies was approximately $447.6 million and our gross assets were approximately $577.7 million compared to the value of investments in portfolio companies of approximately $417.9 million and gross assets of approximately $564.5 million at October 31, 2013.

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

On July 16, 2004, the Company formed a wholly-owned subsidiary, MVC Financial Services, Inc. (“MVCFS”). MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Company and its portfolio companies.  The Company does not hold MVCFS for investment purposes. The results of MVCFS are consolidated into the Company and all inter-company accounts have been eliminated in consolidation.  On October 14, 2011, the Company formed a wholly-owned subsidiary, MVC Cayman, an exempted company incorporated in the Cayman Islands, to hold certain of its investments.  The results of MVC Cayman are also consolidated into the Company. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  During fiscal year ended October 31, 2014, MVC Turf, LLC (“MVC Turf”) was consolidated with the Company as MVC Turf is a wholly owned holding company.  The consolidation of MVC Turf has not had any material effect on the financial position or net results of operations of the Company.

Our Board of Directors has the authority to change any of the strategies described in this report without seeking the approval of our shareholders. However, the 1940 Act prohibits us from altering or changing our investment objective, strategies or policies such that we cease to be a business development company, nor can we voluntarily withdraw our election to be regulated as a business development company, without the approval of the holders of a “majority of our outstanding voting securities,” as defined in the 1940 Act, of our shares.

Substantially all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments, U.S. Government issued securities, or held in cash in interest bearing accounts. As of October 31, 2014, the Company’s investments in short-term securities, U.S. Government issued securities and cash and cash equivalents were valued at $123.3 million. Of the $123.3 million in cash and cash equivalents, approximately $6.3 million was restricted cash related to the Company’s agreement to collateralize a letter of credit being used as collateral for a project guarantee for Security Holdings.

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

Mr. Tokarz and his team managed the Company under an internal structure through October 31, 2006. On September 7, 2006, the shareholders of the Company approved the Advisory Agreement (with over 92% of the votes cast on the agreement voting in its favor) that provided for the Company to be externally managed by TTG Advisers. The agreement took effect on November 1, 2006. TTG Advisers is a registered investment adviser that is controlled by Mr. Tokarz. All of the individuals (including the Company’s investment professionals) that had been previously employed by the Company as of the fiscal year ended October 31, 2006 became employees of TTG Advisers.  The Company’s investment approach and selection process has remained the same under the externalized management structure.  Our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), last approved a renewal of the Advisory Agreement at their in-person meeting held on October 28, 2014.  On October 28, 2014, the Company announced TTG Advisers’ addition of four debt investment professionals to help accelerate the Company’s portfolio transformation to include more currently yielding investments.

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

Our Investment Strategy

On November 6, 2003, Mr. Tokarz assumed his current positions as Chairman and Portfolio Manager.  We seek to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries. The investments can include common and preferred stock, other forms of equity interests and warrants or rights to acquire equity interests, senior and subordinated loans, or convertible securities. During the fiscal year ended October 31, 2014, the Company made four new investments and 20 follow-on investments in 13 existing portfolio companies, committing a total of $105.8 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2014, 1.0% of our assets consisted of investments made by the Company’s former management team pursuant to the prior investment objective (the “Legacy Investments”). We are, however, managing these Legacy Investments to try and realize maximum returns. At October 31, 2014, the fair value of portfolio investments of the Legacy Investments was $5.9 million.  We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

Our new portfolio investments are made pursuant to our current objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income, though our current focus is more on yield generating investments. Under our investment approach, we have the authority to invest, without limit, in any one portfolio company, subject to any diversification limits that may be required in order for us to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  Presently due to our asset growth and composition, compliance with the RIC requirements limits our ability to make additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of an issuer (“Non-Diversified Investments”).

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s).  In fact, during fiscal year 2006, we established MVC Partners for this purpose.  Furthermore, the Board of Directors authorized the establishment of the MVC Private Equity Fund, L.P. (“PE Fund”), for which an indirect wholly-owned subsidiary of the Company serves as the GP.  On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund closed on approximately $104 million of capital commitments.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is restricted in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies.  Given this separate arrangement with the

GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a portfolio company on the Consolidated Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  Please see Note 3 of our consolidated financial statements “Consolidation” for more information.

As a result of the closing of the PE Fund, consistent with the Board-approved policy concerning the allocation of investment opportunities, the PE Fund received a priority allocation of all private equity investments that would otherwise be Non-Diversified Investments for the Company during the PE Fund’s investment period, which ended on October 28, 2014.  For further discussion of this allocation policy, please see “Our Investment Strategy — Allocation of Investment Opportunities” below.

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

As of October 31, 2014, October 31, 2013 and October 31, 2012, the fair value/market value of the invested portion (excluding cash, escrow receivables and short-term securities) of our net assets as a percentage consisted of the following:

	Fair Value as a Percentage of Our Net Assets
		As of
	As of	October 31, 2013	As of
Type of Investment	October 31, 2014	(restated)	October 31, 2012

Senior/Subordinated Loans and Credit facilities	37.55%	30.09%	23.18%
Common Stock	9.98%	5.21%	18.05%
Warrants	0.21%	0.06%	0.01%
Preferred Stock	46.66%	47.95%	35.77%
Guarantees	(0.02)%	0.00%	(0.21)%
Common Equity Interest	28.67%	21.94%	23.40%
LP Interest	5.81%	3.03%	0.05%
GP Interest	0.14%	0.08%	0.00%
LLC Interest	1.16%	2.76%	4.45%

Substantially, all amounts not invested in securities of portfolio companies are invested in short-term, highly liquid money market investments, U.S. Government issued securities, or held in cash in an interest bearing account. As of October 31, 2014, these investments were valued at approximately $123.3 million or 35.9% of net assets.

The current portfolio has investments in a variety of industries, including energy, specialty chemicals, automotive dealerships, electrical engineering, medical devices, consumer products, value-added distribution, industrial manufacturing, financial services, and information technology in a variety of geographical areas, including the United States and Europe.

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

•                                          Investment banks;

•                                          Industry executives;

•                                          Business brokers;

•                                          Merger and acquisition advisors;

•                                          Financial services companies; and

•                                          Banks, law firms and accountants.

Allocation of Investment Opportunities.  In allocating investment opportunities, TTG Advisers adheres to the following policy, which was approved by the Board of Directors: TTG Advisers will give the Company priority with respect to all investment opportunities in (i) mezzanine and debt securities and (ii) equity or other “non-debt” investments that are (a) expected to be equal to or less than the lesser of 10% of the Company’s net assets or $25.0 million, and (b) issued by U.S. companies with less than $150.0 million in revenues during the prior twelve months (“MVC Targeted Investments”).  The PE Fund received a priority allocation of all the new equity investments (i.e., not follow-on investments in existing MVC portfolio companies) that would otherwise be Non-Diversified Investments for the Company, which will terminate on the deployment of 80% of the committed capital of the PE Fund.  In addition, pursuant to a shared services arrangement with PPC Enterprises LLC (“PPC”), a registered investment adviser (of which Mr. Tokarz is a co-founder and investment team member) that provides advisory services to Series A of Public Pension Capital, LLC (the “PPC Fund”), a private equity fund, Firm personnel may refer to PPC and the PPC Fund any investment that is not: (i) an MVC Targeted Investment; and (ii) in a company that, at the time of acquisition, has EBITA in excess of $25 million or is expected to require, either at such time or over time, in excess of $25 million in aggregate equity capital (i.e., an investment that is outside of the PE Fund’s investment focus pursuant to its governing documents).

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

Our senior, subordinated and mezzanine debt investments are tailored to the facts and circumstances of the deal. The specific structure is negotiated over a period of several weeks and is designed to seek to protect our rights and manage our risk in the transaction. We may structure the debt instrument to require restrictive affirmative and negative covenants, default penalties, lien protection, equity calls, take control provisions and board observation. Our debt investments are not, and typically will not be, rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade quality (rated lower than “Baa3” by Moody’s or lower than “BBB—“ by Standard & Poor’s, commonly referred to as “junk bonds”).

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

•                  Mr. Tokarz approves the transaction; and

•                  The investment is funded.

Hedging Transactions.  The Company, in the Adviser’s complete discretion, may also (but is not obligated to) enter into derivative or other transactions (such as forward, futures or options transactions) seeking to hedge the Company’s or a portfolio company’s exposure to currency, commodity or other risks.

Employees. Since the effectiveness of the Advisory Agreement on November 1, 2006, the Company has not had any direct employees.  TTG Advisers employs 28 individuals, including investment and portfolio management professionals, operations professionals and administrative staff.

OPERATING EXPENSES

During the fiscal year ended October 31, 2014, the Company bore the costs relating to the Company’s operations, including fees and expenses of the Independent Directors; fees of unaffiliated transfer agents, registrars and disbursing agents; legal and accounting expenses; costs of printing and mailing proxy materials and reports to shareholders; NYSE fees; management fee; incentive fee, if applicable; travel and due diligence costs related to investments; custodian fees and other extraordinary or nonrecurring expenses and other expenses properly payable by the Company.  It should be noted that the Company and TTG Advisers had entered into an agreement pursuant to which TTG Advisers would absorb or reimburse operating expenses of the Company to the extent necessary to limit the Company’s expense ratio to 3.5% in each of the 2009 and 2010 fiscal years (the consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets).  On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011 through 2014 fiscal years.  The Company and the Adviser have agreed to continue the expense cap into fiscal year 2015, though they may determine to revise the present calculation methodology.  For fiscal year 2014, the Company’s expense ratio was 3.37% (taking into account the same exclusions as those applicable to the expense cap).  On the same basis, for fiscal years 2013 and 2012, the expense ratios were 3.03% and 2.95%, respectively.  For the 2011 through 2015 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.

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

At October 31, 2014, approximately 75.79% of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

Under most circumstances, at the time of acquisition, Fair Value Investments are carried at cost (absent the existence of conditions warranting, in management’s and the Valuation Committee’s view, a different initial value).  During the period that an investment is held by the Company, its original cost may cease to approximate fair value as the result of market and investment specific factors.  No pre-determined formula can be applied to determine fair value.  Rather, the Valuation Committee analyzes fair value measurements based on the value at which the securities of the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties, other than in a forced or liquidation sale.  The liquidity event whereby the Company ultimately exits an investment is generally the sale, the merger, the recapitalization of a portfolio company or a public offering of its securities.

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

Our investments are carried at fair value in accordance with the 1940 Act and ASC 820. Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At October 31, 2014, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

If a security is publicly traded, the fair value is generally equal to the market value based on the closing price on the principal exchange on which the security is primarily traded, unless the security is restricted and in such a case, a discount is applied for the restriction.

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

We are subject to periodic examinations by the SEC for compliance with the 1940 Act.

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

At October 31, 2014, approximately 75.79% of our total assets represented portfolio investments recorded at fair value.

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

We have identified a material weakness in our internal control over financial reporting. Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our securities to decline.

We have identified a material weakness in our internal control over financial reporting related to the valuation of certain portfolio companies and, as a result of such weakness, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of October 31, 2014. This contributed to a delay in the filing of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 and the restatement of our previously issued quarterly and annual financial statements for fiscal year ended October 31, 2013. For further information regarding this matter, please refer to Item 9A. Controls and Procedures.

In addition, we may experience delay or be unable to meet our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Management’s ongoing assessment of disclosure controls and procedures as well as internal control over financial reporting may in the future identify additional weaknesses and conditions that need to be addressed. Any failure to improve our disclosure controls and procedures or internal control over financial reporting to address identified weaknesses in the future, if they were to occur, could prevent us from maintaining accurate accounting records and discovering material accounting errors. Any of these results could adversely affect our business and the value of our common stock.

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

Our overall business of making loans or private equity investments may be affected by current and future market conditions. The absence of an active mezzanine lending or private equity environment may slow the amount of private equity investment activity.. As a result, the pace of our investment activity may slow, which could impact our ability to achieve our investment objective. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of any gains realized on our investments and thus have a material adverse impact on our financial condition.

Depending on market conditions, we could incur substantial realized losses and suffer unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.  In addition, the global financial markets have not fully recovered from the global financial crisis and the economic factors which gave rise to the crisis.  The continuation of current global market conditions, uncertainty or further deterioration, including the economic instability in Europe, could result in further declines in the market values of the Company’s investments.  Such declines could also lead to diminished investment opportunities for the Company, prevent the Company from successfully executing its investment strategies or require the Company to dispose of investments at a loss while such adverse market conditions prevail.

We may not realize gains from our equity investments.

When we invest in mezzanine and senior debt securities, we may acquire warrants or other equity securities as well. We may also invest directly in various equity securities. Our goal is ultimately to realize gains upon our disposition of such interests. However, the equity interests we receive or invest in may not appreciate in value and, in fact, may decline in value. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it would be advantageous to sell. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

The market for private equity investments can be highly competitive. In some cases, our status as a regulated business development company may hinder our ability to participate in investment opportunities.

We face competition in our investing activities from private equity funds, other business development companies, investment banks, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals and foreign investors. As a regulated business development company, we are required to disclose quarterly the name and business description of portfolio companies and the value of any portfolio securities. Many of our competitors are not subject to this disclosure requirement. Our obligation to disclose this information could hinder our ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make us less attractive as a potential investor to a given company than a private equity fund not subject to the same regulations. Furthermore, some of our competitors have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making certain investments.

Our ability to use our capital loss carryforwards may be subject to limitations.

At October 31, 2013, the Company had unused net realized losses of approximately $906,000 and net unrealized losses of $16.8 million associated with Legacy Investments.  During fiscal year 2014, the Company had net realized gains of approximately $16.5 million, net of book/tax difference related to the treatment of partnership income, and as a result, the Company had no capital loss carryforwards as of October 31, 2014.  The Company has approximately $17.9 million in unrealized losses associated with Legacy Investments.  If, over a three year period, we experience an aggregate shift of more than 50% in the ownership of our common stock attributable to transactions involving one or more “5% shareholders” (e.g., if a shareholder acquires 5% or more of our outstanding shares of common stock, or if a shareholder who owns 5% or more of our outstanding shares of common stock significantly increases or decreases its investment in the Company), our ability to utilize our capital loss carryforwards to offset future capital gains may be severely limited.  Further, in the event that we are deemed to have failed to meet the requirements to qualify as a RIC, our ability to use our capital loss carryforwards could be adversely affected.

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

To fund new investments, periodically we may need to issue equity securities or borrow from financial institutions. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.  If we fail to obtain capital to fund our investments, it could limit both our ability to grow our business and our profitability.  With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on TTG Advisers’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our current facilities or obtain other lines of credit at all or on terms acceptable to us.

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

Generally we are not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock or warrants at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of the Company and its stockholders, and, if required by law or regulation, our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution.

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

As of October 31, 2014, we had $100 million in borrowings under our short-term credit facility, Credit Facility II (as defined below).  Further, we have approximately $114.4 million in aggregate principal amount of Senior Notes (as defined below) outstanding.  We are also contemplating accessing additional debt through another credit facility.  Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.  The amount of leverage that we employ at any particular time will depend on our management’s and our Board of Director’s assessments of market and other factors at the time of any proposed borrowing.  The Senior Notes and Credit Facility II impose certain financial and operating covenants that may restrict a portion of our business activities, including limitations that could hinder our ability to obtain additional financings.  Any additional facility we access could also impose additional covenants that could restrict our business activities.  A failure to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have an adverse effect on our business, financial condition or results of operations.

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

As of October 31, 2014, 1.0% of the Company’s assets were represented by Legacy Investments.  These investments were made pursuant to the Company’s prior investment objective of seeking long-term capital appreciation from venture capital investments in information technology companies. Generally, a cash return may not be received on these investments until a “liquidity event,” i.e., a sale, public offering or merger, occurs. Until then, these Legacy Investments remain in the Company’s portfolio. The Company is managing them to seek to realize maximum returns.

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

Our officers and directors, and members of the TTG Advisers investment team, may serve other entities, including the PE Fund, PPC Fund and others that operate in the same or similar lines of business as we do. Accordingly, they may have obligations to those entities, the fulfillment of which might not be in the best interests of the Company or our shareholders. It is possible that new investment opportunities that meet our investment objective may come to the attention of one of the management team members or our officers or directors in his or her role as an officer or director of another entity or as an investment professional associated with that entity, and, if so, such opportunity might not be offered, or otherwise made available, to the Company.

Additionally, as an investment adviser, TTG Advisers has a fiduciary obligation to act in the best interests of its clients, including us.  To that end, if TTG Advisers manages any additional investment vehicles or client accounts (which includes its current management of the PE Fund and the PPC Fund), TTG Advisers will endeavor to allocate investment opportunities in a fair and equitable manner.  When the investment professionals of TTG Advisers identify an investment, they will have to choose which investment fund should make the investment.  As a result, there may be times when the management team of TTG Advisers has interests that differ from those of our shareholders, giving rise to a conflict.  In an effort to mitigate situations that give rise to such conflicts, TTG Advisers adheres to a policy (which was approved by our Board of Directors) relating to allocation of investment opportunities, which generally requires, among other things, that TTG Advisers continue to offer the Company MVC Targeted Investments that are not Non-Diversified Investments.  For more information on the allocation policy, please see “Our Investment Strategy — Allocation of Investment Opportunities” above.

Our relationship with any investment vehicle we or TTG Advisers manage could give rise to conflicts of interest with respect to the allocation of investment opportunities between us on the one hand and the other vehicles on the other hand.

Our subsidiaries are authorized to and serve as a general partner or managing member to a private equity or other investment vehicle(s) (“Other Vehicles”).  In addition, TTG Advisers may serve as an investment manager, sub-adviser or portfolio manager to Other Vehicles.  Further, Mr. Tokarz is a co-founder of PPC, a registered investment adviser that provides advisory services to Series A of the PPC Fund.   As a result of this relationship, certain of PPC’s principals and other PPC investment professionals may make themselves available, from time to time, to consult with TTG Advisers on investment matters relating to MVC or the PE Fund.  In this connection, certain employees of PPC are “associated persons” of TTG Advisers when providing certain services on behalf of TTG Advisers and, in this capacity, are subject to its oversight and supervision.  Likewise, TTG Advisers makes available to PPC certain investment professionals that are employed by TTG Advisers to provide services for PPC and the PPC Fund.  The foregoing raises a potential conflict of interest with respect to allocation of investment opportunities to us, on the one hand and to the Other Vehicles on the other hand.  The Board and TTG Advisers have adopted an allocation policy (described above) to help mitigate potential conflicts of interest among us and Other Vehicles.  For more information on the allocation policy, please see “Our Investment Strategy — Allocation of Investment Opportunities” above.

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

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair such companies’ ability to finance their future operations and capital needs. As a result, the flexibility of these companies’ to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which subjects us to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries.  As of October 31, 2014, the fair value of our largest investment, U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 27.4% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.  See the risk factor below regarding the industry in which U.S. Gas operates.

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

A repeat of these or comparable circumstances could similarly harm margins and profitability in the future, and U.S. Gas could find it necessary to take similar or other actions that may have a negative impact on its financial condition and results of operations in order to mitigate the impact of extreme weather and retain customers.

As a result of price increases caused by the ‘polar vortex,’ customers of U.S. Gas and other industry competitors filed claims or complaints regarding their bills during the 2013-2014 winter season, many of which have been reported to local public utility commissions and other regulatory bodies. In addition to dealing with any private litigation, regulatory bodies may take action to counter actual or perceived violations of regulations that could have a negative impact on retail energy providers such as U.S. Gas, even if such actions are successfully defended.  Legislators and regulators may enact or modify laws or regulations to prevent the repetition of the price spikes discussed above, which could negatively impact U.S. Gas’ financial condition and results of operations.  Any of these actions (legislation and regulatory actions or litigation) may have an adverse effect on the value of our interest in U.S. Gas and thus the value of our Company.

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

Our portfolio companies may have other obligations that rank equally with, or senior to, the securities in which we invest. By their terms, such other securities may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in the relevant portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying investors that are senior to us, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of other securities ranking equally with securities in which we invest, we would have to share on an equal basis any distributions with other investors holding such securities in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. As a result, we may be prevented from obtaining the full value of our investment in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Hedging transactions may expose us to additional risks.

We may enter into hedging transactions to seek to reduce currency, commodity or other rate risks. However, unanticipated changes in currency or other rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions.  In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek or be able to establish a perfect or effective correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies.

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

The Company’s shares of common stock began to trade on the NYSE on June 26, 2000, under the symbol “MVC.” The Company had 6,672 shareholders on August 17, 2015.

The following table reflects, for the periods indicated, the high and low closing prices per share of the Company’s common stock on the NYSE, by quarter.

	QUARTER ENDED	HIGH	LOW
FISCAL YEAR 2014
	10/31/14	$12.72	$10.71
	07/31/14	$13.11	$12.14
	04/30/14	$14.73	$12.94
	01/31/14	$14.52	$13.24
FISCAL YEAR 2013
	10/31/13	$14.09	$12.20
	07/31/13	$13.09	$12.46
	04/30/13	$13.05	$12.06
	01/31/13	$12.40	$11.65

PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Index for the fiscal years 2010 through 2014.  The graph assumes that, on October 31, 2009, a person invested $10,000 in each of our common stock, the S&P 500 Stock Index, and the Russell 2000 Financial Index.  The graph measures total shareholder return, which takes into account both changes in stock price and dividends.  It assumes that dividends paid are reinvested in additional shares of our common stock.  Past performance is no guarantee of future results.

Shareholder Return Performance Graph
Five-Year Cumulative Total Return1

(Through October 31, 2014)

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

Dividends and capital gain distributions, if any, are recorded on the ex-dividend date.  Dividends and capital gain distributions are generally declared and paid quarterly according to

1 Total Return includes reinvestment of dividends through October 31, 2014.  Past performance is no guarantee of future results.

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

We may terminate the Plan upon providing written notice to each shareholder participating in the Plan at least 60 days prior to the effective date of such termination. We may also materially amend the Plan at any time upon providing written notice to shareholders participating in the Plan at least 30 days prior to such amendment (except when necessary or appropriate to comply with applicable law or rules and policies of the SEC or other regulatory authority). You may withdraw from the Plan upon providing notice to the Plan Agent. You may obtain additional information about the Plan from the Plan Agent.  Below is a description of our dividends declared during fiscal years 2013 and 2014:

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

For the Quarter Ended October 31, 2014

On October 17, 2014, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on October 31, 2014 to shareholders of record on October 27, 2014. The total distribution amounted to $3,064,881.

During the quarter ended October 31, 2014, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 229 shares of our common stock at an average price of $11.21, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

The Company designated 100% of dividends declared and paid during the fiscal year ended October 31, 2014 from net operating income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate shareholders may be eligible for a dividend received deduction for certain ordinary income distributions paid by the Company. The Company designated 100% of dividends declared and paid during the fiscal year ended October 31, 2014 from net operating income as qualifying for the dividends received deduction.  The information necessary to prepare and complete shareholder’s tax returns for the 2014 calendar year will be reported separately on form 1099-DIV, if applicable, in January 2015.

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

PURCHASES OF COMMON STOCK

In fiscal 2014, as part of the Plan, we directed the Plan Agent to purchase a total of 1,051 shares of our common stock for an aggregate amount of approximately $13,230 in the open market in order to satisfy the reinvestment portion of our dividends.  The following chart outlines repurchases of our common stock during fiscal 2014.

	Total Number of Shares	Average Price paid Per Share
Quarter Ended	Purchased	Including Commission

10/31/2014	229	$11.21
7/31/2014	303	$12.40
4/30/2014	271	$13.11
1/31/2014	248	$13.52

SHARE REPURCHASE PROGRAM

On July 19, 2011, the Company’s Board of Directors approved a share repurchase program authorizing up to $5.0 million for share repurchases.  No shares were repurchased under this new program as of October 31, 2012.

On April 3, 2013 the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following table represents purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 and 2014.

			Total Number of Shares
		Average Price Paid per	Purchased as Part of	Approximate Dollar Value
	Total Number of Shares	Share including	Publicly Announced	of Shares Purchased Under
Period *	Purchased	commission	Program	the Program

As of October 31, 2012	—	—	—	—
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207

Total	1,299,294	$12.83	1,299,294	$16,673,207

			Total Number of Shares
		Average Price Paid per	Purchased as Part of	Approximate Dollar Value
	Total Number of Shares	Share including	Publicly Announced	of Shares Purchased Under
Period *	Purchased	commission	Program	the Program

As of October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
For the Year Ended October 31, 2014	310,706	$13.24	1,610,000	$4,114,967

Total	1,610,000	$12.91	1,610,000	$20,788,174

*Disclosure covering repurchases made on a monthly basis is available on the Company’s website at http://www.mvccapital.com

ITEM 6.                                  SELECTED CONSOLIDATED FINANCIAL DATA

We have restated the selected financial data presented in this report as of and for the fiscal year ended October 31, 2013. This Part II, Item 6, Selected Consolidated Financial Data of this Annual Report on Form 10-K includes the following:

•                  The restated selected financial data for the annual period described above;

•                  The selected financial data for the year ended October 31, 2014;

•      Schedules presenting the details of the nature and impact of the restatement adjustments. For further information regarding our restatement, see Note 2, Restatement, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

The following selected consolidated financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Financial information for the fiscal years ended October 31, 2014, 2013, 2012, 2011 and 2010 are derived from the consolidated financial statements, which have been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm.  Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

The account balances labeled “As Published” in the fiscal year ended October 31, 2013, represent the amounts derived from previously reported balances in the Company’s Annual Report on Form 10-K for the year ended October 31, 2013.

Selected Consolidated Financial Data

	Year Ended October 31,
	2014	2013	2012	2011	2010
		(restated)[1]
	(In thousands, except per share data)

Operating Data:
Interest and related portfolio income:
Interest and dividend income	$15,311	$19,621	$25,205	$11,450	$19,315
Fee income	1,562	2,853	1,940	2,784	3,696
Fee income - asset management	1,910	1,795	2,300	396
Other income	1,033	493	442	1,341	510

Total operating income	19,816	24,762	29,887	15,971	23,521

Expenses:
Management fee	8,681	7,833	8,588	8,845	9,330
Portfolio fees - asset management	986	418	968	—	—
Management fee - asset management	354	929	757	297	—
Administrative	3,672	3,712	3,573	4,320	3,395
Interest and other borrowing costs	9,442	6,724	3,367	3,082	2,825
Net Incentive compensation (Note 6)	(4,750)	3,828	(5,937)	1,948	2,479

Total operating expenses	18,385	23,444	11,316	18,492	18,029

Total waiver by adviser	(150)	(150)	(2,554)	(251)	(150)

Total net operating expenses	18,235	23,294	8,762	18,241	17,879

Net operating income (loss) before taxes	1,581	1,468	21,125	(2,270)	5,642

Tax expense, net	2	4	4	14	8
Net operating income (loss)	1,579	1,464	21,121	(2,284)	5,634

Net realized and unrealized (loss) gain:
Net realized gain (loss) on investments	16,520	43,665	(20,518)	(26,422)	32,188
Net unrealized (depreciation) appreciation on investments	(37,941)	(25,860)	(22,257)	35,677	(21,689)
Net realized and unrealized (loss) gain on investments	(21,421)	17,805	(42,775)	9,255	10,499

Net (decrease) increase in net assets resulting from operations	$(19,842)	$19,269	$(21,654)	$6,971	$16,133

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$(0.88)	$0.82	$(0.90)	$0.30	$0.66
Dividends per share	$0.540	$0.540	$0.495	$0.480	$0.480
Balance Sheet Data:
Portfolio at value	$447,630	$417,921	$404,171	$452,215	$433,901
Portfolio at cost	439,970	371,932	332,432	358,219	375,582
Total assets	577,713	564,450	456,431	497,107	500,373
Shareholders’ equity	343,903	376,086	386,016	419,510	424,994
Shareholders’ equity per share (net asset value)	$15.15	$16.63	$16.14	$17.54	$17.71
Common shares outstanding at period end	22,703	22,618	23,917	23,917	23,991
Other Data:
Number of Investments funded in period	24	15	11	13	5
Investments funded ($) in period	$103,671	$95,701	$11,300	$43,235	$8,332
Repayment/sales in period	62,508	103,069	19,950	60,157	94,232
Net investment activity in period	41,163	(7,368)	(8,650)	(16,922)	(85,900)

1 Certain financial statement amounts included in the fiscal year ended October 31, 2013 have been restated to correct accounting errors in the valuation of certain portfolio companies. The restatement adjustments are described in detail in Note 2, Restatement, in the Notes to Consolidated Financial Statements.

	2014				2013				2012
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
		(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	4,325	5,016	5,862	4,613	4,469	7,245	6,663	6,386	6,148	3,931	16,164	3,644

Management fee	2,121	2,144	2,227	2,189	2,109	1,986	1,758	1,979	2,027	2,127	2,177	2,257
Portfolio fees - asset management	386	153	341	106	105	103	103	106	106	338	462	62
Management fee - asset management	(126)	17	231	232	233	232	232	232	140	41	188	388
Administrative	942	1,095	727	908	1,024	897	902	890	862	971	817	923
Interest, fees and other borrowing costs	2,355	2,426	2,406	2,255	2,254	2,115	1,418	937	886	854	832	795
Net Incentive compensation	(2,339)	568	(3,414)	435	2,248	3,674	794	(2,888)	(1,410)	(2,415)	(175)	(1,937)
Total waiver by adviser	(37)	(38)	(37)	(38)	(37)	(38)	(37)	(38)	(38)	(37)	(2,383)	(96)
Tax expense	—	1	—	1	1	1	1	1	3	—	—	1
Net operating (loss) income before net realized and unrealized gains	1,023	(1,350)	3,381	(1,475)	(3,468)	(1,725)	1,492	5,167	3,572	2,052	14,246	1,251
Net increase (decrease) in net assets resulting from operations	(10,614)	1,738	(12,651)	1,685	4,319	17,081	7,143	(9,273)	(3,556)	(10,595)	1,515	(9,018)
Net increase (decrease) in net assets resulting from operations per share	(0.46)	0.07	(0.57)	0.08	0.16	0.74	0.30	(0.38)	(0.14)	(0.45)	0.06	(0.37)
Net asset value per share	15.15	15.75	15.89	16.57	16.63	16.57	15.84	15.62	16.14	16.42	16.99	17.04

Impact of Restatement and Correction Adjustments on the Fiscal Year Ended October 31, 2013 Consolidated Statement of Operations

The following table presents the impact of the restatement and correction adjustments on our Consolidated Statement of Operations for the fiscal year ended October 31, 2013:

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Year Ended October 31, 2013
	As published	Adjustments	Restated
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$1,993	$—	$1,993
Affiliate investments	7,852,217	—	7,852,217
Control investments	426,300	—	426,300

Total dividend income	8,280,510	—	8,280,510

Payment-in-kind dividend income
Affiliate investments	269,900	—	269,900

Total payment-in-kind dividend income	269,900	—	269,900

Interest income
Non-control/Non-affiliated investments	3,206,590	—	3,206,590
Affiliate investments	3,319,241	—	3,319,241
Control investments	1,458,138	—	1,458,138

Total interest income	7,983,969	—	7,983,969

Payment-in-kind interest income
Non-control/Non-affiliated investments	1,497,860	—	1,497,860
Affiliate investments	969,775	—	969,775
Control investments	619,495	—	619,495

Total payment-in-kind interest income	3,087,130	—	3,087,130

Fee income
Non-control/Non-affiliated investments	846,598	—	846,598
Affiliate investments	937,309	—	937,309
Control investments	1,068,910	—	1,068,910

Total fee income	2,852,817	—	2,852,817

Fee income - Asset Management [1]
Portfolio fees	557,071	—	557,071
Management fees	1,238,301	—	1,238,301

Total fee income - Asset Management	1,795,372	—	1,795,372

Other income	492,743	—	492,743

Total operating income	24,762,441	—	24,762,441

Operating Expenses:
Net Incentive compensation (Note 5)	8,303,671	(4,475,487)	3,828,184
Management fee	8,267,079	(434,468)	7,832,611
Interest and other borrowing costs	6,724,270	—	6,724,270
Management fee - Asset Management [1]	928,722	—	928,722
Consulting fees	722,996	—	722,996
Audit & tax preparation fees	652,700	—	652,700
Other expenses	543,422	—	543,422
Legal fees	523,000	—	523,000
Portfolio fees - Asset Management [1]	417,803	—	417,803
Directors’ fees	412,500	—	412,500
Insurance	333,700	—	333,700
Administration	254,961	—	254,961
Public relations fees	184,500	—	184,500
Printing and postage	84,712	—	84,712

Total operating expenses	28,354,036	(4,909,955)	23,444,081

Less: Voluntary Expense Waiver by Adviser [2]	(150,000)	—	(150,000)
Less: Voluntary Management Fee Waiver by Adviser [3]	—	—	—
Less: Voluntary Incentive Fee Waiver by Adviser [4]	—	—	—

Total waivers	(150,000)	—	(150,000)

Net operating (loss) income before taxes	(3,441,595)	4,909,955	1,468,360

Tax Expenses:
Current tax expense	3,600	—	3,600

Total tax expense	3,600	—	3,600

Net operating (loss) income	(3,445,195)	4,909,955	1,464,760

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
Non-control/Non-affiliated investments	(6,073,420)	—	(6,073,420)
Affiliate investments	82,512	—	82,512
Control investments	49,655,826	—	49,655,826

Total net realized gain on investments	43,664,918	—	43,664,918

Net unrealized (depreciation) appreciation on investments	(3,482,873)	(22,377,434)	(25,860,307)

Net realized and unrealized gain (loss) on investments	40,182,045	(22,377,434)	17,804,611

Net increase (decrease) in net assets resulting from operations	$36,736,850	$(17,467,479)	$19,269,371

Net increase (decrease) in net assets per share resulting from operations	$1.59	$(0.77)	$0.82

Dividends declared per share	$0.540	$—	$0.540

Weighted average number of shares outstanding	23,334,367	—	23,334,367

Impact of Restatement and Correction Adjustments as of October 31, 2013 Consolidated Balance Sheet

The following table presents the impact of the restatement and correction adjustments on our Consolidated Balance Sheet as of October 31, 2013:

MVC Capital, Inc.

Consolidated Balance Sheets

	As of October 31, 2013
	As published	Adjustments	As restated

ASSETS

Assets
Cash	$9,134,246	$—	$9,134,246
Restricted cash equivalents (cost $6,792,000)	6,792,000	—	6,792,000
Cash equivalents (cost $65,100,314)	65,100,314	—	65,100,314
Investments at fair value
Short-term investments (cost $49,937,320)	49,826,893	—	49,826,893
Non-control/Non-affiliated investments (cost $92,139,375)	74,433,413	—	74,433,413
Affiliate investments (cost $136,499,386)	219,694,633	(2,642,190)	217,052,443
Control investments (cost $143,292,881)	146,169,917	(19,735,244)	126,434,673
Total investments at fair value (cost $421,868,962)	490,124,856	(22,377,434)	467,747,422
Escrow receivables, net of reserves	6,236,928	—	6,236,928
Dividends and interest receivables, net of reserves	3,528,899	—	3,528,899
Deferred financing fees	3,265,495	—	3,265,495
Fee and other receivables	2,109,538	—	2,109,538
Prepaid expenses	534,904	—	534,904
Prepaid taxes	336	—	336

Total assets	$586,827,516	$(22,377,434)	$564,450,082

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$114,408,750	$—	$114,408,750
Revolving credit facility	50,000,000	—	50,000,000
Provision for incentive compensation (Note 5)	23,959,109	(4,475,487)	19,483,622
Management fee payable	2,221,213	(434,468)	1,786,745
Professional fees payable	742,859	—	742,859
Accrued expenses and liabilities	655,615	—	655,615
Management fee payable - Asset Management	606,766	—	606,766
Interest payable	371,817	—	371,817
Consulting fees payable	167,968	—	167,968
Portfolio fees payable - Asset Management	140,347	—	140,347
Term loan	—	—	—

Total liabilities	193,274,444	(4,909,955)	188,364,489

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 22,617,688 shares outstanding	283,044	—	283,044
Additional paid-in-capital	420,165,045	—	420,165,045
Accumulated earnings	66,030,475	4,909,955	70,940,430
Dividends paid to stockholders	(104,537,479)	—	(104,537,479)
Accumulated net realized loss	(2,201,455)	—	(2,201,455)
Net unrealized appreciation	68,255,894	(22,377,434)	45,878,460
Treasury stock, at cost, 5,686,760 shares held	(54,442,452)	—	(54,442,452)

Total shareholders’ equity	393,553,072	(17,467,479)	376,085,593

Total liabilities and shareholders’ equity	$586,827,516	$(22,377,434)	$564,450,082

Net asset value per share	$17.40	$(0.77)	$16.63

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement of Previously Issued Financial Statements

As discussed further in Note 2, Restatement, in the Notes to Consolidated Financial Statements, we have restated our consolidated financial statement for the fiscal year ended October 31, 2013 and our unaudited quarterly financial information for each of the quarters in the fiscal year ended October 31, 2013 and for the first three quarters in the fiscal year ended October 31, 2014 (collectively, the “Restated Periods”).

OVERVIEW

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act. The Company’s investment objective is to seek to maximize total return from capital appreciation and/or income, though our current focus is more on yield generating investments.

On November 6, 2003, Mr. Tokarz assumed his positions as Chairman and Portfolio Manager of the Company. He and the Company’s management team are seeking to implement our investment objective (i.e., to maximize total return from capital appreciation and/or income) through making a broad range of private investments in a variety of industries.

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests and other private equity transactions, among other investments. During the fiscal year ended October 31, 2013, the Company made six new investments and made nine follow-on investments in five existing portfolio companies committing a total of $95.7 million of capital to these investments.  During the fiscal year ended October 31, 2014, the Company made four new investments and made 20 follow-on investments in 13 existing portfolio companies committing a total of $105.8 million of capital to these investments.

Prior to the adoption of our current investment objective, the Company’s investment objective had been to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of October 31, 2014, 1.0% of the current fair value of our assets consisted of Legacy Investments. We are, however, managing these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

Our portfolio investments are made pursuant to our current objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from capital appreciation and/or income. More recently, the Company has been focusing its strategy more on yield generating investments.  Under our investment approach, we have the authority to invest, without limit, in any one portfolio company, subject to any diversification limits required in order for us to continue to qualify as a RIC under Subchapter M of the Code.  Presently, due to our asset growth and composition, compliance with the RIC requirements limits our ability to make Non-Diversified Investments.

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

We may also seek to achieve our investment objective by establishing a subsidiary or subsidiaries that would serve as general partner to a private equity or other investment fund(s).  In fact, during fiscal year 2006, we established MVC Partners for this purpose.  Furthermore, the Board of Directors authorized the establishment of a PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as the GP and which may raise up to $250 million.  On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund.  The PE Fund closed on approximately $104 million of capital commitments.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to make Non-Diversified Investments through the PE Fund. As previously disclosed, the Company is restricted in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to receive the balance of the fees and any carried interest generated by the PE Fund and its portfolio companies.  Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund. During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a portfolio company on the Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  There are additional disclosures resulting from this consolidation. Please see Note 3 of our consolidated financial statements “Consolidation” for more information. Also, during fiscal year ended October 31, 2014, MVC Turf, LLC (“MVC Turf”) was consolidated with the Company as MVC Turf is a wholly owned holding company.  The consolidation of MVC Turf has not had any material effect on the financial position or net results of operations of the Company.

As a result of the closing of the PE Fund, consistent with the Board-approved policy concerning the allocation of investment opportunities, the PE Fund received a priority allocation of all private equity investments that would otherwise be Non-Diversified Investments for the Company during the PE Fund’s investment period which ended on October 28, 2014.  For a further discussion of this allocation policy, please see “Our Investment Strategy — Allocation of Investment Opportunities” above.

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

Restatement for Corrections of Errors

Throughout this Annual Report on Form 10-K, certain financial information has been restated for the correction of accounting errors. Further information about these error corrections, and their effect, is outlined below:

The Company’s oversight of two of its foreign portfolio companies contributed to a material adjustment to the financial statements.  The Company found that certain supporting valuation information submitted for two affiliated/controlled portfolio companies were not accurate or in full conformity with the Company’s established investment valuation policy.  The inaccurate financial information was relied upon and utilized by management in the preparation of the quarterly valuations for the Valuation Committee.

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to prior period amounts are as restated.

OPERATING INCOME

For the Fiscal Years Ended October 31, 2014, 2013 and 2012. Total operating income was $19.8 million for the fiscal year ended October 31, 2014 and $24.8 million for the fiscal year ended October 31, 2013, a decrease of $5.0 million.  Fiscal year 2013 operating income decreased by $5.1 million compared to fiscal year 2012 operating income of $29.9 million.

	Year Ended October 31,
	2014	2013	2012
		(restated)
	(In thousands)
Operating Income:
Interest and dividend income	$15,311	$19,621	$25,205
Fee income	1,562	2,853	1,940
Fee income - asset management	1,910	1,795	2,300
Other income	1,033	493	442

Total operating income	$19,816	$24,762	$29,887

For the Fiscal Year Ended October 31, 2014

Total operating income was $19.8 million for the fiscal year ended October 31, 2014. The decrease in operating income over the same period last year was primarily due to a decrease in dividend income from portfolio companies, specifically U.S. Gas (which did not pay a dividend in fiscal 2014, as it did in 2013), which was partially offset by an increase in interest income from portfolio companies.  The main components of operating income for the fiscal year ended October 31, 2014 were interest earned on loans and fee income from portfolio companies and asset management.  The Company earned approximately $15.3 million in interest and dividend income from investments in portfolio companies.  Of the $15.3 million recorded in interest/dividend income, approximately $4.2 million was “payment in kind” interest/dividends.  The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 5% to 16%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $1.9 million and fee income from the Company’s portfolio companies of approximately $1.6 million, totaling approximately $3.5 million.  Of the $1.9 million of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

For the Fiscal Year Ended October 31, 2013

Total operating income was $24.8 million for the fiscal year ended October 31, 2013. The decrease in operating income over the same period last year was primarily due to a decrease in dividend income and fee income from asset management partially offset by an increase in fee income and interest income from portfolio companies.  The main components of operating income for the fiscal year ended October 31, 2013, was dividend income from portfolio companies and the interest earned on loans.  The Company earned approximately $19.6 million in interest and dividend income from investments in portfolio companies.  Of the $19.6 million recorded in interest/dividend income, approximately $3.4 million was “payment in kind” interest/dividends.  The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 6% to 16%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $1.8 million and fee income from the Company’s portfolio companies of approximately $2.9 million, totaling approximately $4.7 million.  Of the $1.8 million of fee income from such asset management activities, 75% of the income was obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that were paid by the PE Fund’s portfolio companies to the GP and TTG Advisers was subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

For the Fiscal Year Ended October 31, 2012

Total operating income was $29.9 million for the fiscal year ended October 31, 2012. The increase in operating income over the same period ended October 31, 2011 was primarily due to an increase in dividend income and fee income from asset management offset by a decrease in fees from portfolio companies and other income.  The main components of operating income for the fiscal year ended October 31, 2012, was dividend income from portfolio companies and the interest earned on loans.  The Company earned approximately $25.2 million in interest and dividend income from investments in portfolio companies, of which $12.0 million was a non-recurring dividend.  Of the $25.2 million recorded in interest/dividend income, approximately $3.1 million was “payment in kind” interest/dividends.  The “payment in kind” interest/dividends are computed at the contractual rate specified in each investment agreement and added to the principal balance of each investment. The Company’s debt investments yielded rates from 6% to 14%, excluding those investments, which interest is being reserved against.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $2.3 million and fee income from portfolio companies of approximately $1.9 million, totaling approximately $4.2 million.  Of the $2.3 million of fee income from asset management activities, 75% of the income was obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that were paid by the PE Fund’s portfolio companies to the GP and TTG Advisers was subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

OPERATING EXPENSES

For the Fiscal Years Ended October 31, 2014, 2013 and 2012.  Net Operating expenses were $18.2 million for the fiscal year ended October 31, 2014 and $23.3 million for the fiscal year ended October 31, 2013, a decrease of $5.1 million.  Fiscal year 2013 operating expenses increased by approximately $14.5 million compared to fiscal year 2012 operating expenses of $8.8 million.

	Year Ended October 31,
	2014	2013	2012
		(restated)
	(In thousands)
Operating Expenses:
Management fee	$8,681	$7,833	$8,588
Portfolio fees - asset management	986	418	968
Management fee - asset management	354	929	757
Administrative	3,672	3,712	3,573
Interest and other borrowing costs	9,442	6,724	3,367
Net Incentive compensation (Note 6)	(4,750)	3,828	(5,937)
Total operating expenses	18,385	23,444	11,316

Total waiver by adviser	(150)	(150)	(2,554)
Total net operating expenses	$18,235	$23,294	$8,762

For the Fiscal Year Ended October 31, 2014

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $18.2 million or 5.04% of the Company’s average net assets, for the fiscal year ended October 31, 2014.  Significant components of operating expenses for the fiscal year ended October 31, 2014 were management fee expense paid by the Company of approximately $8.7 million and interest and other borrowing costs of approximately $9.4 million.

The approximately $5.1 million decrease in the Company’s net operating expenses for the fiscal year ended October 31, 2014 compared to the fiscal year ended October 31, 2013, was primarily due to the approximately $8.6 million decrease in the estimated provision for incentive compensation expense, which was partially offset by an increase in interest and other borrowing costs of approximately $2.7 million and an increase in the Company’s management fee expense of approximately $849,000.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2011 through 2015 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers voluntarily agreed that any assets of the Company that were invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  The Company and the Adviser have agreed to continue the expense cap of 3.5% (on consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets)  into fiscal year 2015, though they may determine to revise the present calculation methodology later in the year.  For fiscal year 2013 and fiscal year 2014, the Company’s expense ratio was 3.03%

and 3.37%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the fiscal year ended October 31, 2014, the provision for incentive compensation was decreased by a net amount of approximately $4.7 million to approximately $14.7 million.  The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2014 primarily reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (MVC Automotive, G3K, Ohio Medical, NPWT, U.S. Gas, Velocitius, Octagon, Tekers, JSC Tekers, SGDA Europe and Biovation) by a total of approximately $40.7 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Custom Alloy, Advantage, Biogenic, PrePaid Legal, RuMe, Freshii, Centile, Security Holdings, Summit, Morey’s, Turf and Vestal) by a total of approximately $11.5 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.0 million due to a PIK distribution, which was treated as a return of capital.  For the fiscal year ended October 31, 2014, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 6 of our consolidated financial statements “Incentive Compensation” for more information.

For the Fiscal Year Ended October 31, 2013

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $23.3 million or 6.19% of the Company’s average net assets, when annualized, for the fiscal year ended October 31, 2013.  Significant components of operating expenses for the fiscal year ended October 31, 2013 were the provision for incentive compensation expense of approximately $3.8 million, management fee expense related to the Company of approximately $7.8 million, and interest and other borrowing costs of approximately $6.7 million.

The approximately $14.5 million increase in the Company’s net operating expenses for the fiscal year ended October 31, 2013 compared to the fiscal year ended October 31, 2012, was primarily due to the approximately $12.1 million increase in the estimated provision for incentive compensation expense, which includes the voluntary incentive fee waiver by TTG Advisers during the year ended October 31, 2012 and an approximately $3.4 million increase in interest and other borrowing costs which were partially offset by a decrease of approximately $755,000 in management fee expense related to the Company and a decrease of approximately $500,000 in portfolio management fees related to the PE Fund.  The portfolio fees are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2011through 2014 fiscal years, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers voluntarily agreed that any assets of the Company that were invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  For fiscal year 2012 and fiscal year 2013, the Company’s expense ratio was 2.95% and 3.03%, respectively, (taking into account the same carve outs as those applicable to the expense cap).  The Company and the Adviser have agreed to continue the expense cap into fiscal year 2014, though they may determine to revise the present calculation methodology later in the year.

Pursuant to the terms of the Advisory Agreement, during the year ended October 31, 2013, the provision for incentive compensation was increased by a net amount of approximately $3.8 million to approximately $19.5 million.  The net increase in the provision for incentive compensation during the fiscal year ended October 31, 2013 reflects the Valuation Committee’s determination to increase the fair values of ten of the Company’s portfolio investments (Custom Alloy, Octagon Credit Investors, LLC (“Octagon”), Security Holdings, Turf, Vestal, Centile, Biovation, Prepaid Legal, U.S. Gas, and SIA Tekers Invest “Tekers”)) by a total of approximately $43.9 million and the difference between the amount received from the sale of Summit and Summit’s carrying value at January 31, 2013, which was an increase of approximately $3.6 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of nine of the Company’s portfolio investments (MVC Automotive, Ohio Medical, SGDA Europe, NPWT, Freshii, HH&B, Velocitius, RuMe and JSC Tekers) by a total of approximately $29.1 million and reflects the $84,000 realized gain related to NPWT, the $82,000 realized gain associated with the Vitality escrow and realized gains of approximately $150,000 with the repayments of the loans associated with Prepaid Legal and Teleguam.  For the fiscal year ended October 31, 2013, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 6 of our consolidated financial statements “Incentive Compensation” for more information.

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

Pursuant to the terms of the Advisory Agreement, during the year ended October 31, 2012, the provision for incentive compensation was decreased by a net amount of approximately $8.3 million to approximately $15.7 million.  The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2012 reflects the Valuation Committee’s determination to decrease the fair values of eleven portfolio investments (BP Clothing LLC (“BP”), HH&B, MVC Automotive, Security Holdings, SGDA Europe, NPWT, Tekers), Velocitius B.V. (“Velocitius”), BPC II, LLC (“BPC”), Centile and Ohio Medical) by a total of $35.4 million and the dividend distribution of $12.0 million received from Summit.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of five portfolio investments (Octagon Fund, Vestal, Octagon, Turf and RuMe) by a total of approximately $5.7 million.  The Valuation Committee also increased the fair value of the Company’s escrow receivable related to Vitality Foodservice, Inc. (“Vitality”) by $130,000.  For the fiscal year ended October 31, 2012, a provision of approximately $2.3 million was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income exceeded the hurdle rate for the quarter ended April 30, 2012.  TTG Advisers has voluntarily agreed to waive the income-related incentive fee payment of approximately $2.3 million that the Company would otherwise be obligated to pay to TTG Advisers under the Advisory Agreement.  Please see Note 6 of our consolidated financial statements “Incentive Compensation” for more information.

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Fiscal Years Ended October 31, 2014, 2013 and 2012. Net realized gains for the fiscal year ended October 31, 2014 were $16.5 million and $43.7 million for the fiscal year ended October 31, 2013, a decrease of approximately $27.2 million.  Net realized losses for the fiscal year ended October 31, 2012 were $20.5 million.

	Year Ended October 31,
	2014	2013	2012
		(restated)
	(In thousands)
Net realized gain (loss) on investments	$16,520	$43,665	$(20,518)

For the Year Ended October 31, 2014

Net realized gains for the fiscal year ended October 31, 2014 were approximately $16.5 million.  The significant component of the Company’s net realized gains for the fiscal year ended October 31, 2014 was primarily due to the sale of Custom Alloy’s convertible series A and B preferred shares and the sale of Octagon’s limited liability company interest.

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

On October 3, 2014, Freshii repaid its $1.1 million senior secured loan in full, including all accrued interest.  With this repayment and the removal of the warrant associated with Freshii, the Company recorded a net realized loss of approximately $14,000.

On October 31, 2014, the Company redeemed its convertible series A and series B preferred shares in Custom Alloy for $23.0 million, which resulted in a realized gain of $13.0 million.

During the fiscal year ended October 31, 2014, the Company recorded realized losses of approximately $131,000 with the sale of its short-term investments and realized gains of approximately $823,000 related to a Summit distribution.

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

On August 9, 2012, the Company sold its common shares of SHL Group Limited and received gross proceeds of approximately $15.3 million, resulting in a realized gain of approximately $9.2 million.  The $15.3 million in proceeds included all transaction expenses and approximately $225,000 held in escrow, which was fair valued at $135,000 as of October 31, 2012.

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

During the fiscal year ended October 31, 2012, the Company realized a loss on its investment in MVC Partners of approximately $1.4 million.  Please see Note 3 of our consolidated financial statements “Consolidation” for more information.

During the year ended October 31, 2012, the Valuation Committee determined to increase the fair values of the Vitality and Vendio escrows by a combined amount of approximately $143,000, which were recorded as realized gains.

UNREALIZED APPRECIATION AND DEPRECIATION ON PORTFOLIO SECURITIES

For the Fiscal Years Ended October 31, 2014, 2013 and 2012. The Company had a net change in unrealized depreciation on portfolio investments of $37.9 million for the fiscal year ended October 31, 2014 and $25.9 million for the fiscal year ended October 31, 2013, an increase of $12.0 million.  The Company had a net change in unrealized depreciation on portfolio investments of $22.3 million for the fiscal year ended October 31, 2012.

	Year Ended October 31,
	2014	2013	2012
		(restated)
	(In thousands)
Net unrealized depreciation on investments	$(37,941)	$(25,860)	$(22,257)

For the Fiscal Year Ended October 31, 2014

The Company had a net change in unrealized depreciation on portfolio investments of approximately $37.9 million for the fiscal year ended October 31, 2014.  The change in unrealized depreciation for the fiscal year ended October 31, 2014 primarily resulted from the reclassification from unrealized appreciation to realized gain, caused by the sale of Custom Alloy and Octagon of approximately $14.3 million in total and the Valuation Committee’s decision to decrease the fair value of the Company’s investments in Foliofn, Inc. preferred stock by approximately $1.1 million, MVC Automotive equity interest by approximately $6.7 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $9,000 and preferred stock by approximately $160,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $8.4 million, Ohio Medical series A preferred stock by $800,000, Biovation warrants by $311,000, SGDA Europe equity interest by approximately $2.6 million, Biovation bridge loan by approximately $439,000, Octagon equity interest by approximately $750,000, Tekers common stock by $252,000, JSC Tekers common and preferred stock by approximately $5.6 million, Turf loan by approximately $31,000 and the Turf guarantee by approximately $67,000.  These changes in unrealized depreciation were partially off-set by the Valuation Committee determinations to increase the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $12,000 and series B preferred stock by approximately $2.7 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $3.6 million, Centile equity interest by $117,000, PrePaid Legal loan by $100,000, Freshii warrant by approximately $23,000, Security Holdings equity interest by $1.7 million, RuMe series C preferred stock by approximately $875,000, Biogenic senior convertible note by $305,000, Advantage preferred stock by $221,000, Summit loan by approximately $253,000, Turf equity interest by $525,000, Morey’s loan by approximately $253,000 and Vestal common stock by approximately $4.5 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.0 million due to a PIK distribution, which was treated as a return of capital.  The reclassification from unrealized depreciation to a realized loss caused by the dissolution of BPC II, LLC of $180,000 was also a component in the change in unrealized depreciation.

For the Fiscal Year Ended October 31, 2013

The Company had a net change in unrealized depreciation on portfolio investments of approximately $25.9 million for the fiscal year ended October 31, 2013.  The change in unrealized depreciation for the fiscal year ended October 31, 2013 primarily resulted from the reclassification from unrealized appreciation to realized gain caused by the sale of Summit of $46.5 million and the Valuation Committee’s decision to decrease the fair value of the Company’s investments in Ohio Medical Preferred stock by $6.5 million, SGDA Europe equity interest by approximately $3.8 million, MVC Automotive equity interest by approximately $16.1 million, NPWT preferred and common stock by a total of approximately $205,000, Freshii warrant by approximately $15,000, HH&B common stock by $100,000, Velocitius equity interest by approximately $1.9 million, JSC Tekers secured loan by $1.0 million, RuMe preferred stock by $327,000, Foliofn preferred stock by $3.8 million and the Biovation warrant by $87,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee that had a net change of $825,000.  These changes in unrealized depreciation were off-set by the reclassification from unrealized depreciation to realized losses caused by Lockorder Limited and DPHI, Inc., Legacy Investments, totaling approximately $6.5 million and the Valuation Committee determinations to increase the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $44,000 and series B preferred stock by approximately $10.0 million, Octagon equity interest by $450,000, Pre-Paid Legal term loans A and B by a total of approximately $119,000, Pre-Paid Legal second lien term loan by approximately $144,000, Security Holdings equity interest by approximately $12.2 million, Turf equity interest by $592,000, Vestal common stock by approximately $6.8 million, U.S. Gas convertible series I preferred stock by $11.6 million, Centile equity interest by $1.6 million, Biovation loan by approximately $177,000, Tekers common stock by $230,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.

For the Fiscal Year Ended October 31, 2012

The Company had a net change in unrealized depreciation on portfolio investments of approximately $22.3 million for the fiscal year ended October 31, 2012.  The change in unrealized depreciation for the fiscal year ended October 31, 2012 primarily resulted from the $12.0 million cash dividend received from Summit, the reclassification from unrealized appreciation to realized gain, caused by the sale of SHL Group Limited of approximately $9.2 million and the Valuation Committee’s decision to decrease the fair values of the Company’s investments in BP term loan A by $100,000, HH&B common stock by $900,000, MVC Automotive equity interest by approximately $8.9 million, SGDA Europe equity interest by approximately $2.6 million, Security Holdings equity interest by approximately $9.2 million, BPC equity interest by $180,000, MVC Partners equity interest by approximately $1.1 million, NPWT common and preferred stock by approximately $31,000 and $560,000, respectively, Tekers common stock by $278,000, Velocitius equity interest by approximately $3.4 million, Ohio Medical preferred stock by $8.4 million, Centile equity interest by approximately $34,000 and value the liability associated with the Ohio Medical guarantee at $825,000.  These changes in unrealized depreciation were partially off-set by the reclassifications from unrealized depreciation to realized losses caused by BP, Safestone, MVC Partners and GDC of approximately $29.9 million and the Valuation Committee decision to increase the fair values of the Company’s investments in Octagon Fund by approximately $227,000, RuMe preferred stock by approximately $417,000, Turf equity interest by approximately $153,000, MVCFS’ General Partnership interest in the PE Fund by approximately $1,000, Octagon equity interest by $700,000 and Vestal common stock by approximately $4.2 million.

PORTFOLIO INVESTMENTS

For the Fiscal Years Ended October 31, 2014 and October 31, 2013. The cost of the portfolio investments held by the Company at October 31, 2014 and October 31, 2013 was $440.0 million and $372.0 million, respectively, representing an increase of $68.0 million. The aggregate fair value of portfolio investments at October 31, 2014 and at October 31, 2013 was $447.6 million and $417.9 million, respectively, representing an increase of $29.7 million.  The cost and fair value of cash and cash equivalents held by the Company at October 31, 2014 and October 31, 2013 was $23.4 million and $81.0 million, respectively, representing a decrease of approximately $57.6 million.  The cost and fair value of short-term investments held by the Company at October 31, 2014 was $100.0 million and $99.9 million, respectively and at October 31, 2013 was $49.9 million and $49.8 million, respectively.

For the Fiscal Year Ended October 31, 2014

During the year ended October 31, 2014, the Company made four new investments, committing capital totaling approximately $48.4 million.  The investments were made in G3K ($6.0 million), Inland ($15.0 million), Equus ($4.4 million) and Custom Alloy ($23.0 million).

During the year ended October 31, 2014, the Company made 20 follow-on investments into 13 existing portfolio companies totaling approximately $57.4 million.  On November 13, 2013, the Company loaned $4.0 million to Security Holdings in the form of a 5% cash bridge loan with a maturity date of February 15, 2014.  On November 19, 2013, the Company increased its common equity interest in Centile by $100,000.  Also on November 19, 2013, the Company invested $5.0 million into MVC Automotive in the form of common equity interest and converted its bridge loan of approximately $1.8 million, including accrued interest, to common equity interest.  On December 23, 2013, the Company made a senior secured loan of $3.3 million to RuMe with a cash interest rate of 12% and a maturity date of April 4, 2014.  The Company also purchased warrants for shares of common stock in RuMe for a nominal amount and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On January 2, 2014, the Company loaned $7.0 million to Morey’s, increasing its second lien loan amount to $15.0 million.  The interest rate on the total loan was increased to 10% cash and 3% PIK.  On March 5, 2014, the Company invested an additional $4.0 million into MVC

Automotive in the form of common equity interest.  On March 10, 2014, the Company exercised its warrant in RuMe at a cost of approximately $43,000 and received 4,297,549 shares of common stock.  On March 5, 2014 and April 1, 2014, the Company contributed a total of approximately $2.8 million to the PE Fund related to expenses, an additional investment in Plymouth Rock Energy, LLC and an investment in Advanced Oilfield Services, LLC.  On April 1, 2014, the Company loaned $1.5 million to Marine in the form of a second lien loan with an interest rate of 11%.  The loan matured on June 30, 2014.  On May 2, 2014, the Company loaned $1.5 million to SCSD in the form of a secured loan.  The loan has an interest rate of 12% and a maturity date of May 2, 2019.  On May 7, 2014, the Company converted RuMe’s $3.3 million senior secured loan and accrued interest of approximately $161,000 into 23,896,634 shares of series C preferred stock.  On May 9, 2014, the Company loaned an additional $500,000 to Biovation increasing the total amount outstanding on the bridge loan to $3.8 million and extended the maturity date of the loan to October 31, 2014. The Company also received a warrant at no cost and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.  On May 14, 2014, the Company signed a share exchange agreement with Equus, another publicly traded business development company, as part of a plan of reorganization adopted by the Equus Board of Directors. Under the terms of the reorganization, Equus will pursue a merger or consolidation with the Company, a subsidiary of the Company, or one or more of the Company’s portfolio companies. Absent Equus merging or consolidating with/into the Company itself (whereby the Company would own a majority of Equus shares), the current intention is for Equus to (i) be restructured into a publicly-traded operating company focused on the energy and/or financial services sectors and (ii) seek to terminate its election as a business development company. Pursuant to the share exchange agreement, the Company has received 2,112,000 shares of Equus in exchange for 395,839 shares of the Company. The exchange was calculated based upon each company’s respective net asset value per share published at that time. As part of the reorganization, the Company may acquire additional Equus shares from time to time, either through Equus’ direct sale of newly issued shares to the Company or through the purchase of outstanding Equus shares. The Company continues to discuss reorganization options with Equus.  As a result of the restatement for the quarter ending July 31, 2014, the Company has a liability to Equus of $221,424 for additional shares and dividends due to Equus.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  Also, as part of the Equus plan of reorganization, on May 21, 2014, June 3, 2014 and June 12, 2014, the Company purchased 512,557, 850,000 and 970,087 additional outstanding common shares of Equus, respectively, at a cost of approximately $1.2 million, $2.1 million and $2.4 million, respectively.  On May 27, 2014, the Company purchased 2,893 common shares of Ohio Medical from Champlain Capital Partners at a nominal cost.  On May 30, 2014, the Company loaned $3.0 million to U.S. Gas.  The loan has an interest rate of 14% and a maturity date of July 1, 2018.  On August 26, 2014, the Company invested $12.7 million in Security Holdings for additional common equity interest.  On September 30, 2014, the Company loaned $4.0 million to Biogenics in the form of a secured loan.  The loan has a 16% interest rate and matures on September 30, 2015.  On October 7, 2014, the Company contributed a total of approximately $2.4 million to the PE Fund related to an investment in AccuMed Corp.  As of October 31, 2014, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc., Advanced Oilfield Services, LLC and AccuMed Corp.

On November 1, 2013, Turf repaid its $1.0 million junior revolving note in full, including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  Turf also made a $4.5 million principal payment on its senior subordinated loan, resulting in an outstanding balance of approximately $3.9 million as of October 31, 2014.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank.  The guarantee was valued at negative $67,000 at October 31, 2014.

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

On April 14, 2014, the Company agreed to provide G3K a $10.0 million loan in three installments and made its first loan of $6.0 million. The closing of the Company’s G3K investment and first loan occurred following extensive due diligence, including receipt of an unqualified audit report on G3K’s financial statements and a separate quality of earnings review by an accounting firm.  The Company has initiated legal action in the Superior Court of New Jersey, Chancery Division, against G3K, its three shareholders and certain corporate officers for fraudulently misrepresenting G3K’s financial records in order to secure financing from the Company.  The Company is working diligently to uncover the full extent of what it believes to be a highly sophisticated fraud and is seeking to recover loan proceeds. All legal options available are being examined.  The Company did recover $375,000 in principal prior to October 31, 2014.  The loan had an outstanding balance of approximately $5.6 million and had a fair value of $0 as of October 31, 2014.

On May 1, 2014, the Company converted the JSC Tekers $12.0 million secured loan and accrued interest to preferred equity.  The cost and fair value assigned to the preferred equity was approximately $11.8 million.  As a result of the loan conversion, the Company realized a loss of approximately $190,000.

On May 19, 2014, the Company loaned an additional $2.0 million to Inland.  The total amount outstanding of the senior secured loan as of October 31, 2014 was $15.0 million.

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

During the fiscal year ended October 31, 2014, the Company received dividends totaling approximately $760,000 from Marine.

On July 29, 2014, the Company sold its limited liability company interest in Octagon for approximately $6.3 million resulting in a realized gain of approximately $3.2 million.

On September 2, 2014, Security Holdings repaid its $4.0 million bridge loan in full, including all accrued interest.

On October 3, 2014, Freshii repaid its $1.1 million senior secured loan in full, including all accrued interest.  With this repayment and the removal of the warrant associated with Freshii, the Company recorded a net realized loss of approximately $14,000.

On October 8, 2014, the Company received approximately $6.3 million in proceeds related to the Summit escrow which was fair valued at approximately $5.9 million, resulting in a realized gain of approximately $377,000.

On October 31, 2014, the Company redeemed its convertible series A and series B preferred shares of Custom Alloy for $23.0 million, which resulted in a realized gain of $13.0 million.  The Company then reinvested $23.0 million in Custom Alloy in the form of a second lien loan with an interest rate of 11% and a maturity date of April 30, 2020.

During the fiscal year ended October 31, 2014, Custom Alloy made $1.0 million of principal payments on its loan.

During the fiscal year ended October 31, 2014, the Company received a dividend of approximately $67,000 from NPWT.

During the quarter ended January 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $18,000 and series B preferred stock by approximately $4.0 million, NPWT common stock by $1,000 and preferred stock by $34,000, SGDA Europe equity interest by approximately $649,000, Vestal common stock by $3.0 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million, Biovation warrants by $162,000, and Freshii warrant by approximately $15,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,008,665.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $949,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Centile equity interest by $29,000, Security Holdings equity interest by $304,000, Octagon equity interest by approximately $1.2 million, MVC Automotive equity interest by approximately $3.2 million, Velocitius equity interest by approximately $1.9 million, Biovation bridge loan by approximately $102,000, Foliofn, Inc. preferred stock by approximately $1.1 million, Turf guarantee by $92,000 and Tekers common stock by $12,000.  Also, during the quarter ended January 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $101,000.

During the quarter ended April 30, 2014, the Valuation Committee increased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by $127,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $900,000, Octagon equity interest by approximately $1.1 million, Security Holdings equity interest by $422,000, PrePaid Legal loan by $100,000, Centile equity interest by $57,000, Freshii warrant by approximately $8,000 and Tekers common stock by $7,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,118,793.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $987,000 due to a PIK distribution, which was treated as a return of capital.   The Valuation Committee also decreased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $6,000 and series B preferred stock by approximately $1.3 million, SGDA Europe equity interest by approximately $111,000, MVC Automotive equity interest by approximately $3.4 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $4,000 and preferred stock by approximately $70,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $606,000 and the Biovation bridge loan by approximately $20,000. Also, during the quarter ended April 30, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased only the cost basis of this investment by approximately $181,000.

During the quarter ended July 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $359,000, Vestal common stock by approximately $1.5 million, RuMe series C preferred stock by approximately $75,000, Biogenic senior convertible note by $275,000, MVC Automotive equity interest by approximately $4.4 million, Biovation bridge loan by approximately $103,000 and Advantage preferred stock by $96,000. In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,094,938.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.0 million due to a PIK distribution, which was treated as a return of capital.   The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by approximately $109,000, Velocitius equity interest by approximately $198,000, Octagon equity interest by approximately $730,000, Ohio Medical series A preferred stock by $800,000, NPWT common stock by $5,000 and preferred stock by $104,000, Tekers common stock by $111,000, SGDA Europe equity interest by approximately $2.6 million, Security Holdings equity interest by $564,000, Centile equity interest by $76,000, JSC Tekers common and preferred stock by approximately $499,000 and the Biovation warrants by approximately $232,000. Also, during the quarter ended July 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis of this investment by approximately $204,000.

During the quarter ended October 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $76,000, Centile equity interest by $165,000, Security Holdings equity interest by $2.1 million, RuMe series C preferred stock by approximately $800,000, Biogenic senior convertible note by $30,000, Advantage preferred stock by $125,000, Summit loan by approximately $253,000, Turf equity interest by

$525,000, Turf guarantee by approximately $25,000, and Morey’s loan by approximately $253,000.  In addition, increases in the cost basis and fair value of the loans to Summit, Freshii, Biogenic, Morey’s, Inland and U.S. Gas were due to the capitalization of PIK interest totaling $706,601.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.   The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by approximately $16,000, MVC Automotive equity interest by approximately $4.5 million, NPWT common stock by approximately $1,000 and preferred stock by approximately $20,000, Velocitius equity interest by approximately $5.7 million, Biovation warrants by $240,000, SGDA Europe equity interest by approximately $584,000, Biovation bridge loan by approximately $420,000, Tekers common stock by $136,000, JSC Tekers common and preferred stock by approximately $5.1 million and the Turf loan by approximately $31,000.

During the fiscal year ended October 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $12,000 and series B preferred stock by approximately $2.7 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $3.6 million, Centile equity interest by $117,000, PrePaid Legal loan by $100,000, Freshii warrant by approximately $23,000, Security Holdings equity interest by $1.7 million, RuMe series C preferred stock by approximately $875,000, Biogenic senior convertible note by $305,000, Advantage preferred stock by $221,000, Summit loan by approximately $253,000, Turf equity interest by $525,000, Morey’s loan by approximately $253,000 and Vestal common stock by approximately $4.5 million.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s, Inland and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $3,928,997.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.0 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by approximately $1.1 million, MVC Automotive equity interest by approximately $6.7 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $9,000 and preferred stock by approximately $160,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $8.4 million, Ohio Medical series A preferred stock by $800,000, Biovation warrants by $311,000, SGDA Europe equity interest by approximately $2.6 million, Biovation bridge loan by approximately $439,000, Octagon equity interest by approximately $750,000, Tekers common stock by $252,000, JSC Tekers common and preferred stock by approximately $5.6 million, Turf loan by approximately $31,000 and the Turf guarantee by approximately $67,000.  Also, during the fiscal year ended October 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon totaled approximately $486,000.  The $486,000 increased the cost basis and $101,000 increased the fair value of this investment.

At October 31, 2014, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $447.6 million with a cost basis of $440.0 million.  At October 31, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.7 million and $416.2 million, respectively.  At October 31, 2013, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $417.9 million with a cost basis of $372.0 million.  At October 31, 2013, the fair value and cost basis of the Legacy Investments was $7.0 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $410.9 million and $348.2 million, respectively.

For the Fiscal Year Ended October 31, 2013

During the year ended October 31, 2013, the Company made six new investments, committing capital totaling approximately $62.4 million.  The investments were made in Summit ($22.0 million), SCSD ($5.5 million), Prepaid Legal ($9.9 million), Morey’s ($8.0 million), Biogenic ($9.5 million) and Advantage ($7.5 million).

During the year ended October 31, 2013, the Company made nine follow-on investments into five existing portfolio companies totaling approximately $33.3 million.  On November 26, 2012, the Company loaned an additional $8.0 million to JSC Tekers, increasing the secured loan amount to $12.0 million.  The interest rate remains at 8% per annum and the maturity date was extended to December 31, 2014.  On February 15, 2013 and May 7, 2013, the Company contributed a total of approximately $1.1 million to the PE Fund related to expenses and an additional investment in Plymouth Rock Energy, LLC.  As of October 31, 2013, the PE Fund has invested in Plymouth Rock Energy, LLC, Gibdock Limited and Focus Pointe Holdings, Inc.  On June 11, 2013, the Company invested $22.6 million in Ohio Medical in the form of 7,477 shares of series C convertible preferred stock.  This follow-on investment replaced the guarantee the Company had with Ohio Medical.  The guarantee is no longer a commitment of the Company.  On August 2, 2013, the Company increased its common equity interest in MVC Automotive by approximately $133,000.   During the year ended October 31, 2013, the Company loaned an additional $1.5 million to Biovation, increasing the loan amount to approximately $3.1 million. The Company also received Biovation warrants at no cost and allocated a portion of the cost basis of the additional loan to the warrants at the time the investment was made.

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

During the quarter ended January 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $4,000 and series B preferred stock by approximately $836,000, Turf equity interest by $180,000, Octagon equity interest by $450,000, Tekers common stock by $234,000, Vestal common stock by approximately $1.7 million, Pre-Paid Legal term loans A and B by a total of approximately $119,000, RuMe preferred stock by $423,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $12,000, Centile equity interest by $90,000 and Security Holdings equity interest by $3.0 million.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $648,977.  The Valuation Committee also decreased the fair value of the Company’s investments in SGDA Europe equity interest by approximately $4.8 million, MVC Automotive equity interest by approximately $15.1 million, HH&B common stock by $100,000, NPWT preferred stock by approximately $84,000 due to the distribution received, and Velocitius equity interest by approximately $1.1 million.  The Valuation Committee also determined to increase the liability associated with the Ohio Medical guarantee by $350,000.  Also, during the quarter ended January 31, 2013, the undistributed allocation of flow through losses from the Company’s equity investment in Octagon decreased the cost basis and fair value of this investment by approximately $30,000.

During the quarter ended April 30, 2013, the Valuation Committee increased the fair value of the Company’s investments in NPWT preferred and common stock by a total of approximately $70,000, Security Holdings equity interest by approximately $4.0 million, SGDA Europe equity interest by approximately $762,000, Turf equity interest by $412,000, Vestal common stock by approximately $1.4 million, Centile equity interest by $505,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.7 million and Freshii warrant by approximately $5,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $453,990.  The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical Preferred stock by $4.6 million, Tekers common stock by $218,000, MVC Automotive equity interest by approximately $552,000, Velocitius equity interest by approximately $1.2 million, JSC Tekers secured loan by $1.0 million and the Biovation loan and warrant by a total of approximately $50,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee, which had a fair value as of January 31, 2013 of approximately $1.2 million.  Also, during the quarter ended April 30, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $110,000.

During the quarter ended July 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $22,000 and series B preferred stock by approximately $5.0 million, Security Holdings equity interest by approximately $1.9 million, U.S. Gas convertible series I preferred stock by $11.6 million, Vestal common stock by $1.0 million, Centile equity interest by $474,000 and the Biovation bridge loan by approximately $135,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biovation and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,198,394.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $201,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in NPWT preferred and common stock by a total of approximately $210,000, MVC Automotive equity interest by approximately $1.3 million, SGDA Europe equity interest by approximately $365,000, Velocitius equity interest by approximately $116,000, Freshii warrant by approximately $8,000, Biovation warrant by $82,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $85,000.  Also, during the quarter ended July 31, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $70,000.

During the quarter ended October 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $18,000 and series B preferred stock by approximately $4.1 million, Security Holdings equity interest by approximately $3.4 million, Vestal common stock by $2.7 million, Centile equity interest by $568,000, MVC Automotive equity interest by approximately $879,000, NPWT preferred and common stock by a total of approximately $19,000, SGDA Europe equity interest by approximately $615,000, Velocitius equity interest by approximately $505,000, Tekers common stock by $214,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $649,000, Pre-Paid Legal second lien loan by approximately $144,000 and the Biovation bridge loan by approximately $87,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biovation and U.S. Gas, Biogenic and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $968,538.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $900,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in the Freshii warrant by approximately $12,000, RuMe preferred stock by $750,000, Ohio Medical Preferred stock by $1.9 million and Foliofn preferred stock by approximately $3.8 million.  Also, during the quarter ended October 31, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $97,000.

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $44,000 and series B preferred stock by approximately $9.9 million, Octagon equity interest by $450,000, Pre-Paid Legal term loans A and B by a total of approximately $119,000, Security Holdings equity interest by approximately $12.2 million, Turf equity interest by $592,000, Vestal common stock by approximately $6.8 million, U.S. Gas convertible series I preferred stock by $11.6 million, Pre-Paid Legal second lien loan by approximately $144,000, Centile equity interest by $1.7 million, Biovation loan by approximately $177,000, Tekers common stock by $230,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii, Biogenic and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $3,269,909.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical Preferred stock by $6.5 million, MVC Automotive equity interest by approximately $16.1 million, SGDA Europe equity interest by approximately $3.8 million, NPWT preferred and common stock by a total of approximately $205,000, Freshii warrant by approximately $15,000, Foliofn preferred stock by approximately $3.8 million, RuMe preferred stock by $327,000, HH&B common stock by $100,000, Velocitius equity interest by approximately $1.9 million, JSC Tekers secured loan by $1.0 million and the Biovation warrant by $87,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee which had a net change of $825,000.  Also, during the year ended October 31, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $247,000.

At October 31, 2013, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $417.9 million with a cost basis of $372.0 million.  At October 31, 2013, the fair value and cost basis of the Legacy Investments was $7.0 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $410.9 million and $348.2 million, respectively.  At October 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $404.2 million with a cost basis of $332.4 million.  At October 31, 2012, the fair value and cost basis of the Legacy Investments were $10.8 million and $30.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $393.4 million and $302.1 million, respectively.

Portfolio Companies

During the fiscal year ended October 31, 2014, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2013 and October 31, 2014, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million.  The investment has been fair valued at $0.

Advantage Insurance Holdings

Advantage, Cayman Islands, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2013, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock with a cost basis and fair value of $7.5 million.

During the fiscal year ended October 31, 2014, the Valuation Committee increased the fair value of the preferred stock by $221,000.

At October 31, 2014, the 750,000 shares of preferred stock had a cost basis of $7.5 million and a fair value of approximately $7.7 million.

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

On September 30, 2014, the Company loaned $4.0 million to Biogenics in the form of a secured loan.  The loan has a 16% interest rate and matures on September 30, 2015.

During the fiscal year ended October 31, 2014, the Valuation Committee increased the fair value of the senior convertible note by $305,000.

At October 31, 2014, the Company’s loans had a combined outstanding balance and cost basis of approximately $14.0 million and a combined fair value of approximately $14.3 million.

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

During the fiscal year ended October 31, 2014, the Valuation Committee decreased the fair values of the loan by approximately $439,000 and the warrants by approximately $311,000.

At October 31, 2014, the Company’s investment consisted of a bridge loan with an outstanding balance and cost basis of approximately $3.8 million and a fair value of approximately $3.4 million.  The warrants had a cost of $398,000 and a fair value of $0.  The increase in cost and fair value of the loan is due to the capitalization of “payment in kind” interest.  The increase in the fair value was approved by the Company’s Valuation Committee. The Company has reserved in full against all of the accrued interest starting August 1, 2014.

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

At October 31, 2014, the Company no longer held an investment in BPC.

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

During the fiscal year ended October 31, 2014, the Valuation Committee increased the fair value of the common equity interest by approximately $117,000.

At October 31, 2014, the Company’s investment in Centile consisted of common equity interest at a cost of $3.3 million and a fair value of approximately $5.0 million.

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

During the fiscal year ended October 31, 2014, Custom Alloy made $1.0 million in principal payments on its unsecured subordinated loan.

During the fiscal year ended October 31, 2014, the Valuation Committee increased the fair value of the series A preferred stock by approximately $12,000 and the series B preferred stock by approximately $2.7 million.

On October 31, 2014, the Company redeemed its convertible series A and series B preferred shares for $23.0 million, which resulted in a realized gain of $13.0 million.  The Company then reinvested $23.0 million in Custom Alloy in the form of a second lien loan with an interest rate of 11% and a maturity date of April 30, 2020.

At October 31, 2014, the Company’s investment in Custom Alloy consisted of an unsecured subordinated loan with a cost basis, outstanding balance and fair value of approximately $6.5 million and a second lien loan with a cost basis, outstanding balance and fair value of approximately $23.0 million.

Equus Total Return, Inc.

Equus is a publicly traded business development company and regulated investment company listed on the New York Stock Exchange (NYSE:EQS).

On May 14, 2014, the Company signed a share exchange agreement with Equus as part of a plan of reorganization adopted by the Equus Board of Directors. Under the terms of the reorganization, Equus will pursue a merger or consolidation with the Company, a subsidiary of the Company, or one or more of the Company’s portfolio companies. Absent Equus merging or consolidating with/into the Company itself (whereby the Company would own a majority of Equus shares), the current intention is for Equus to (i) be restructured into a publicly-traded operating company focused on the energy and/or financial services sectors and (ii) seek to terminate its election as a business development company. Pursuant to the share exchange agreement, the Company has received 2,112,000 shares of Equus in exchange for 395,839 shares of MVC. The exchange was calculated based upon each company’s respective net asset value per share published at the time. As part of the reorganization, the Company may acquire additional Equus shares from time to time, either through Equus’ direct sale of newly issued shares to the Company or through the purchase of outstanding Equus shares. The Company continues to discuss reorganization options with Equus.  As a result of the restatement for the quarter ending July 31, 2014, the Company has a liability to Equus of $221,424 for additional shares and dividends due to Equus.    TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  Consistent with the Company’s valuation procedures, the Company has valued the common stock to its market price.

During the fiscal year ended October 31, 2014, as part of the Equus plan of reorganization, the Company purchased 2,332,644 additional outstanding common shares of Equus at a total cost of approximately $5.7 million.

At October 31, 2014, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $9.8 million.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2013, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $7.0 million.

During the fiscal year ended October 31, 2014, the Valuation Committee decreased the fair value of the preferred stock by approximately $1.1 million.

At October 31, 2014, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $5.9 million.

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

On October 3, 2014, Freshii repaid its $1.1 million senior secured loan in full, including all accrued interest.  With this repayment and the removal of the warrant associated with Freshii, the Company recorded a net realized loss of approximately $14,000.

During the fiscal year ended October 31, 2014, the Valuation Committee increased the fair value of the warrant by approximately $23,000.

At October 31, 2014, the Company no longer held an investment in Freshii.

G3K Displays, Inc.

G3K, Hoboken, New Jersey, is a custom designer, manufacturer and installer of in-store environments, signage, displays and fixtures for major retailers such as Foot Locker, adidas and Luxottica.

On April 14, 2014, the Company agreed to provide G3K a $10.0 million loan in three installments and made its first loan of $6.0 million. The closing of the Company’s G3K investment and first loan occurred following extensive due diligence, including receipt of an unqualified audit report on G3K’s financial statements by an accounting firm and a separate quality of earnings review by another accounting firm.  The Company has initiated legal action in the Superior Court of New Jersey, Chancery Division, against G3K, its three shareholders and certain corporate officers for fraudulently misrepresenting G3K’s financial records in order to secure financing from the Company.  The Company is working diligently to uncover the full extent of what it believes to be a highly sophisticated fraud and is seeking to recover the loan proceeds. All legal options available are being examined.  The Company did recover $375,000 in principal prior to October 31, 2014.

During the fiscal year ended October 31, 2014, the Valuation Committee decreased the fair value of the loan by approximately $5.6 million.

At October 31, 2014, the Company’s investment in G3K consisted of a senior loan with an outstanding balance and cost basis of $5.6 million and a fair value of $0.  The senior loan has an interest rate of 13% and a maturity date of April 11, 2019.  The Company has reserved in full against all of the accrued interest starting April 14, 2014.

Harmony Health & Beauty, Inc.

Harmony Health & Beauty, Purchase, New York, purchased the assets of Harmony Pharmacy on November 30, 2010, during a public UCC sale for approximately $6.4 million.  HH&B is a distributor of health and beauty products.  The Company’s initial investment consisted of 100,010 shares of common stock.

At October 31, 2013 and October 31, 2014, the Company’s investment in HH&B consisted of 147,621 shares of common stock with a cost of $6.7 million and fair value of $0.

Michael Tokarz, Chairman of the Company, serves as a director of HH&B.

Inland Environmental & Remediation LP

Inland, Columbus, Texas, has developed a patented, environmentally-friendly recycling process to transform waste produced from oil field drilling sites into a road base product used in road construction.

On April 17, 2014, the Company loaned $13.0 million of its $15.0 million commitment to Inland in the form of a senior secured loan with a cash interest rate of 12% and a maturity date of April 17, 2019.  The Company also received warrants for shares of common stock in Inland and allocated $713,000 of the cost basis of the loan to the warrants at the time the investment was made.

On May 19, 2014, the Company loaned an additional $2.0 million to Inland.

At October 31, 2014, the Company’s investment in Inland consisted of a senior secured loan with an outstanding balance of $15.0 million and a cost basis and fair value of approximately $14.4 million.  The warrants had a cost basis and fair value of $713,000. The increase in cost and fair value of the loan is due to the capitalization of “payment in kind” interest.  The increase in the fair value was approved by the Company’s Valuation Committee.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2013, the Company’s investment in JSC Tekers consisted of a secured loan with an outstanding balance and cost basis of $12.0 million and a fair value of $11.0 million and 2,250 shares of common stock with a cost basis and fair value of $4,500.  The secured loan had an interest rate of 8% and a maturity date of December 31, 2014.  The Company had reserved in full against all of the accrued interest starting February 1, 2013.

On May 1, 2014, the Company converted its $12.0 million secured loan to preferred equity.  The cost and fair value assigned to the preferred equity was approximately $11.8 million.  As a result of the loan conversion, the Company realized a loss of approximately $190,000.

During the fiscal year ended October 31, 2014, the Valuation Committee decreased the fair values of the common stock and preferred stock by a total of approximately $5.6 million.

At October 31, 2014, the Company’s investment in JSC Tekers consisted of preferred equity with a cost basis of $11.8 million and a fair value of approximately $6.2 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $4,200.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, develops and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2013 and October 31, 2014, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

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

During the fiscal year ended October 31, 2014, Marine made principal payments totaling $100,000 on its senior subordinated loan and paid $700,000 in dividends to the Company.

On July 1, 2014, Marine repaid its $11.7 million senior subordinated and $1.5 million second lien loans in full, including all accrued interest.  The 20,000 shares of preferred stock were also sold for approximately $3.8 million, which resulted in no gain or loss.

At October 31, 2014, the Company no longer held an investment in Marine.

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

During the fiscal year ended October 31, 2014, the Valuation Committee increased the fair values of the loan by approximately $253,000.

At October 31, 2014, the loan had an outstanding balance and cost basis of $15.3 million and a fair value of $15.6 million.  The increase in cost and fair value of the loan is due to the capitalization of PIK interest.  The increase in the fair value was approved by the Company’s Valuation Committee.

MVC Automotive Group GmbH

MVC Automotive, an Amsterdam-based holding company, owns and operates ten Ford, Jaguar, Land Rover, Mazda, and Volvo dealerships located in Austria, Belgium, and the Czech Republic.

At October 31, 2013, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $34.9 million and a fair value of approximately $17.5 million.  The bridge loan, which bears annual interest at 10% and matures on December 31, 2013, had a cost and fair value of approximately $1.6 million.  The guarantee for MVC Automotive was equivalent to approximately $5.4 million at October 31, 2013.

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

During the fiscal year ended October 31, 2014, the Valuation Committee decreased the fair value of the equity interest by approximately $6.7 million.

At October 31, 2014, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $45.7 million and a fair value of approximately $21.5 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $5.0 million at October 31, 2014.  This guarantee was taken into account in the valuation of MVC Automotive.

Michael Tokarz, Chairman of the Company, and Christopher Sullivan, a representative of the Company, serve as directors of MVC Automotive.

MVC Private Equity Fund, L.P.

MVC Private Equity Fund, L.P., Purchase, New York, is a private equity fund focused on control equity investments in the lower middle market.  MVC GP II, an indirect wholly-owned subsidiary of the Company, serves as the GP to the PE Fund and is exempt from the requirement to register with the Securities and Exchange Commission as an investment adviser under Section 203 of the Investment Advisers Act of 1940.  MVC GP II is wholly-owned by MVCFS, a subsidiary of the Company.  The Company’s Board of Directors authorized the establishment of, and investment in, the PE Fund for a variety of reasons, including the Company’s ability to participate in Non-Diversified Investments made by the PE Fund. As previously disclosed, the Company is limited in its ability to make Non-Diversified Investments.  For services provided to the PE Fund, the GP and MVC Partners are together entitled to receive 25% of all management fees and other fees paid by the PE Fund and its portfolio companies and up to 30% of the carried interest generated by the PE Fund.  Further, at the direction of the Board of Directors, the GP retained TTG Advisers to serve as the portfolio manager of the PE Fund.  In exchange for providing those services, and pursuant to the Board of Directors’ authorization and direction, TTG Advisers is entitled to the remaining 75% of the management and other fees and any carried interest generated by the PE Fund.  A significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.  Given this separate arrangement with the GP and the PE Fund, under the terms of the Company’s Advisory Agreement with TTG Advisers, TTG Advisers is not entitled to receive from the Company a management fee or an incentive fee on assets of the Company that are invested in the PE Fund.  The PE Fund’s term will end on October 29, 2016; unless the GP, in its sole discretion, extends the term of the PE Fund for two additional periods of one year each.

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

On October 7, 2014, the Company contributed a total of approximately $2.4 million to the PE Fund related to an investment in AccuMed Corp.

During the fiscal year ended October 31, 2014, the Valuation Committee increased the fair values of the limited partnership and general partnership interests totaling approximately $3.6 million.

At October 31, 2014, the limited partnership interest in the PE Fund had a cost of approximately $14.2 million and a fair value of approximately $20.0 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $363,000 and a fair value of approximately $504,000.  As of October 31, 2014, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc., Advanced Oilfield Services, LLC and AccuMed Corp.

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

During the fiscal year ended October 31, 2014, the Company received a dividend of approximately $67,000 from NPWT.

During the fiscal year ended October 31, 2014, the Valuation Committee decreased the fair values of the common stock and preferred stock totaling approximately $169,000.

At October 31, 2014, the common stock had a cost basis of approximately $1.2 million and a fair value of approximately $5,000.  The convertible preferred stock had a cost basis of $0 and a fair value of approximately $81,000.

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

During the fiscal year ended October 31, 2014, the Valuation Committee decreased the fair value of the equity investment by approximately $750,000.

On July 29, 2014, the Company sold its limited liability company interest in Octagon for approximately $6.3 million resulting in a realized gain of approximately $3.2 million.

At October 31, 2014, the Company no longer held an investment in Octagon.

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

On May 27, 2014, the Company purchased 2,893 common shares of Ohio Medical from Champlain Capital Partners at a nominal cost.

During the fiscal year ended October 31, 2014, the fair value of the series C convertible preferred stock was increased by approximately $4.0 million due to a PIK distribution, which was treated as a return of capital.

During the fiscal year ended October 31, 2014, the Valuation Committee decreased the fair value of the common stock by approximately $800,000.

At October 31, 2014, the Company’s investment in Ohio Medical consisted of 8,512 shares of common stock with a cost basis of approximately $15.8 million and a fair value of $0, 28,981 shares of series A convertible preferred stock with a cost basis of $30.0 million and a fair value of $23.8 million and 9,178 shares of series C convertible preferred stock with a cost basis of $22.6 million and a fair value of $27.8 million.

Michael Tokarz, Chairman of the Company, and Peter Seidenberg, representative of the Company, serve as directors of Ohio Medical.

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

During the fiscal year ended October 31, 2014, the Valuation Committee increased the fair value of the loan by $100,000.

At October 31, 2014, the Company’s investment in Prepaid Legal consisted of a $9.9 million second lien loan, which was purchased at a discount.  The interest rate on the loan is the greater of LIBOR plus 8.50% with a LIBOR floor of 1.25% or the ABR plus 7.5% with an ABR floor of 2.25% per annum.  The loan matures on July 1, 2020.  The loan had an outstanding balance of $10.0 million, a cost basis of approximately $9.9 million and a fair value of $10.1 million.  The increase in the cost of the loan is due to the amortization of the original issue discount.

RuMe, Inc.

RuMe, Denver, Colorado, produces functional and affordable products for the environmentally and socially-conscious consumer reducing dependence on single-use products.

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

During the fiscal year ended October 31, 2014, the Valuation Committee increased the fair value of the series C preferred stock by approximately $875,000.

At October 31, 2014, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis and fair value of approximately $924,000, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.1 million and 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $4.3 million.

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

On November 13, 2013, the Company loaned $4.0 million to Security Holdings in the form of a 5% cash bridge loan which had a maturity date of February 15, 2014.

On August 26, 2014, the Company invested approximately $12.7 million in Security Holdings for additional common equity interest.

On September 2, 2014, Security Holdings repaid its $4.0 million bridge loan in full, including all accrued interest.

During the fiscal year ended October 31, 2014, the Valuation Committee increased the fair value of the common equity interest by approximately $1.7 million.

At October 31, 2014, the Company’s common equity interest in Security Holdings had a cost basis of approximately $52.9 million and a fair value of approximately $50.6 million.

Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2013, the Company’s equity investment had a cost basis of approximately $20.1 million and a fair value of $4.1 million.

On June 30, 2014, the Company converted the SGDA $6.5 million term loan and accrued interest of approximately $1.9 million to additional common equity interest in SGDA Europe.

During the fiscal year ended October 31, 2014, the Valuation Committee decreased the fair value of the common equity interest by approximately $2.6 million.

At October 31, 2014, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $10.0 million.

Christopher Sullivan, a representative of the Company, serves as a director of SGDA Europe.

SGDA Sanierungsgesellschaft fur Deponien und Altasten GmbH

SGDA, Zella-Mehlis, Germany, is a company that is in the business of landfill remediation and revitalization of contaminated soil.

At October 31, 2013, the Company’s investment in SGDA consisted of a term loan with an outstanding balance, cost basis and fair value of approximately $6.5 million.  The term loan had an annual interest of 7.0% and matured on August 31, 2014.

On June 30, 2014, the Company converted its $6.5 million term loan and accrued interest of approximately $1.9 million to additional common equity interest in SGDA Europe.

At October 31, 2014, the Company no longer held a direct investment in SGDA.

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

During the fiscal year ended October 31, 2014, the Valuation Committee decreased the fair value of the common stock by approximately $252,000.

At October 31, 2014, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $1.2 million.  There was no balance on the guarantee for Tekers at October 31, 2014.  This guarantee was taken into account in the valuation of Tekers.

Summit Research Labs, Inc.

Summit, Huguenot, New York, is a specialty chemical company that manufactures antiperspirant actives.

At October 31, 2013, the Company’s investment in Summit consisted of a second lien loan that had an outstanding balance, cost basis and fair value of approximately $23.1 million.  The second lien loan bears annual interest at 14% and matures on October 1, 2018.

During the fiscal year ended October 31, 2014, the Valuation Committee increased the fair value of the loan by approximately $253,000.

At October 31, 2014, the Company’s second lien loan had an outstanding balance and cost basis of approximately $25.1 million and a fair value of approximately $25.4 million.  The increase in cost and fair value of the loan is due to the capitalization of “payment in kind” interest.  The increase in the fair value was approved by the Company’s Valuation Committee.

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

During the fiscal year ended October 31, 2014, the Valuation Committee increased the fair value of the membership interest by $525,000, decreased the fair value of the loan by approximately $31,000 and fair valued the guarantee at negative $67,000.

At October 31, 2014, the senior subordinated loan had an outstanding balance, cost basis and a fair value of approximately $3.9 million.  The membership interest had a cost of approximately $3.5 million and a fair value of approximately $4.0 million.  The warrants had a cost and fair value of $0 and the guarantee was fair valued at negative $67,000.

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

During the fiscal year ended October 31, 2014, the Valuation Committee decreased the fair value of the preferred stock by approximately $9.0 million.

At October 31, 2014, the loans had a combined outstanding balance, cost basis and a fair value of approximately $10.5 million.  The increases in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest.  The increase in the fair value was approved by the Company’s Valuation Committee.  The convertible Series I preferred stock had a fair value of approximately $83.7 million and a cost basis of $500,000 and the convertible Series J preferred stock had a cost basis and fair value of $0.

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

At October 31, 2014, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost and fair value of approximately $5.5 million and a secured loan with an outstanding balance, cost basis and fair value of $1.5 million.

Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of SCSD.

Velocitius B.V.

Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.

At October 31, 2013, the Company’s investment in Velocitius consisted of an equity investment with a cost of $11.4 million and a fair value of $19.9 million.

During the fiscal year ended October 31, 2014, the Valuation Committee decreased the fair value of the equity investment by approximately $8.4 million.

At October 31, 2014, the equity investment in Velocitius had a cost of approximately $11.4 million and a fair value of approximately $11.5 million.

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

During the fiscal year ended October 31, 2014, the Valuation Committee increased the fair value of the common stock by approximately $4.5 million.

At October 31, 2014, the Company’s investment in Vestal consisted of a senior subordinated promissory note and 81,000 shares of common stock.  The senior subordinated note had an outstanding balance, cost, and fair value of $600,000.  The 81,000 shares of common stock had a cost basis of approximately $1.9 million and a fair value of $16.9 million.

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

At October 31, 2014, the Company had investments in portfolio companies totaling $447.6 million. Also, at October 31, 2014, the Company had investments in cash and cash equivalents totaling approximately $23.4 million. Of the $23.4 million in cash and cash equivalents, $6.3 million was restricted cash related to the project guarantee for Security Holdings.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds, in U.S. Government issued securities, and private investment funds offering significantly more liquidity than traditional portfolio company investments.

During the year ended October 31, 2014, the Company made four new investments, committing capital totaling approximately $48.4 million.  The investments were made in G3K ($6.0 million), Inland ($15.0 million), Equus ($4.4 million) and Custom Alloy ($23.0 million).

During the year ended October 31, 2014, the Company made 20 follow-on investments into 13 existing portfolio companies totaling approximately $57.4 million.  On November 13, 2013, the Company loaned $4.0 million to Security Holdings in the form of a 5% cash bridge loan with a maturity date of February 15, 2014.  On November 19, 2013, the Company increased its common equity interest in Centile by $100,000.  Also on November 19, 2013, the Company invested $5.0 million into MVC Automotive in the form of common equity interest and converted its bridge loan of approximately $1.8 million, including accrued interest, to common equity interest.  On December 23, 2013, the Company made a senior secured loan of $3.3 million to RuMe with a cash interest rate of 12% and a maturity date of April 4, 2014.  The Company also purchased warrants for shares of common stock in RuMe for a nominal amount and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On January 2, 2014, the Company loaned $7.0 million to Morey’s, increasing its second lien loan amount to $15.0 million.  The interest rate on the total loan was increased to 10% cash and 3% PIK.  On March 5, 2014, the Company invested an additional $4.0 million into MVC Automotive in the form of common equity interest.  On March 10, 2014, the Company exercised its warrant in RuMe at a cost of approximately $43,000 and received 4,297,549 shares of common stock.  On March 5, 2014 and April 1, 2014, the Company contributed a total of approximately $2.8 million to the PE Fund related to expenses, an additional investment in Plymouth Rock Energy, LLC and an investment in Advanced Oilfield Services, LLC.  On April 1, 2014, the Company loaned $1.5 million to Marine in the form of a second lien loan with an interest rate of 11%.  The loan matured on June 30, 2014.  On May 2, 2014, the Company loaned $1.5 million to SCSD in the form of a secured loan.  The loan has an interest rate of 12% and a maturity date of May 2, 2019.  On May 7, 2014, the Company converted RuMe’s $3.3 million senior secured loan and accrued interest of approximately $161,000 into 23,896,634 shares of series C preferred stock.  On May 9, 2014, the Company loaned an additional $500,000 to Biovation increasing the total amount outstanding on the bridge loan to $3.8 million and extended the maturity date of the loan to October 31, 2014. The Company also received a warrant at no cost and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.  On May 14, 2014, the Company signed a share exchange agreement with Equus, another publicly traded business development company, as part of a plan of reorganization adopted by the Equus Board of Directors. Under the terms of the reorganization, Equus will pursue a merger or consolidation with the Company, a subsidiary of the Company, or one or more of the Company’s portfolio companies. Absent Equus merging or consolidating with/into the Company itself (whereby the Company would own a majority of Equus shares), the current intention is for Equus to (i) be restructured into a publicly-traded operating company focused on the energy and/or financial services sectors and (ii) seek to terminate its election as a business development company. Pursuant to the share exchange agreement, the Company has received 2,112,000 shares of Equus in exchange for 395,839 shares of the Company. The exchange was calculated based upon each company’s respective net asset value per share published at the time. As part of the reorganization, the Company may acquire additional Equus shares from time to time, either through Equus’ direct sale of newly issued shares to the Company or through the purchase of outstanding Equus shares. The Company continues to discuss reorganization options with Equus.  As a result of the restatement for the quarter ending July 31, 2014, the Company has a liability to Equus of $221,424 for additional shares and dividends due to Equus.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  Also, as part of the Equus plan of reorganization, on May 21, 2014, June 3, 2014 and June 12, 2014, the Company purchased 512,557, 850,000 and 970,087 additional outstanding common shares of Equus, respectively, at a cost of approximately $1.2 million, $2.1 million and $2.4 million, respectively.  On May 27,

2014, the Company purchased 2,893 common shares of Ohio Medical from Champlain Capital Partners at a nominal cost.  On May 30, 2014, the Company loaned $3.0 million to U.S. Gas.  The loan has an interest rate of 14% and a maturity date of July 1, 2018.  On August 26, 2014, the Company invested $12.7 million in Security Holdings for additional common equity interest.  On September 30, 2014, the Company loaned $4.0 million to Biogenics in the form of a secured loan.  The loan has a 16% interest rate and matures on September 30, 2015.  On October 7, 2014, the Company contributed a total of approximately $2.4 million to the PE Fund related to an investment in AccuMed Corp.  As of October 31, 2014, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc., Advanced Oilfield Services, LLC and AccuMed Corp.

Current balance sheet resources, which include the additional cash resources from the Credit Facility, are believed to be sufficient to finance current commitments.  Current commitments include:

Commitments to/for Portfolio Companies

At October 31, 2014 and October 31, 2013, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at October 31, 2014
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2013
Turf Revolver	$1.0 million	$1.0 million
MVC Private Equity Fund LP	$20.1 million	$9.3 million
Total	$21.1 million	$10.3 million

Guarantees

As of October 31, 2014 and October 31, 2013, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at October 31, 2014
MVC Automotive	$5.0 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$6.0 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2013
MVC Automotive	$5.4 million	—
Tekers	$68,000	—
Total	$5.5 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At October 31, 2014, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be negative $67,000.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee did not have an outstanding balance as of October 31, 2014.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.0 million at October 31, 2014) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of October 31, 2014 is approximately 6.3 million Euro (equivalent to approximately $7.8 million).

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note.  The note had an annual interest at 6.0% and was to expire on January 31, 2014.  On November 1, 2013, Turf repaid its junior revolving note in full including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of negative $67,000 as of October 31, 2014.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of October 31, 2014, $14.6 million of the Company’s commitment has been contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A. (equivalent to approximately $6.3 million at October 31, 2014), which is classified as restricted cash on the Company’s consolidated balance sheet.  This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, the Company pledged its common stock and series A convertible preferred stock of Ohio Medical to collateralize a loan made to Ohio Medical by another financial institution.  On June 27, 2013, the Company pledged its series C convertible preferred stock of Ohio Medical to further collateralize the same third party loan made to Ohio Medical in 2011.

On April 17, 2014, the Company loaned $13.0 million of its $15.0 million commitment to Inland in the form of a senior secured loan with a cash interest rate of 12% and a maturity date of April 17, 2019.  The Company also received warrants for shares of common stock in Inland and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On May 19, 2014, the Company loaned the remaining $2.0 million to Inland, which increased the total amount outstanding as of October 31, 2014 to $15.0 million.

Commitments of the Company

Effective November 1, 2006, under the terms of the Investment Advisory and Management Agreement with TTG Advisers, which has since been amended and restated (the “Advisory Agreement”), and described in Note 5 of the consolidated financial statements, “Management”, TTG Advisers is responsible for providing office space to the Company and for the costs associated with providing such office space.  The Company’s offices continue to be located on the second floor of 287 Bowman Avenue, Purchase, New York 10577.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of October 31, 2014, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $115.3 million. The market value of the Senior Notes is based on the closing price of the security as of October 31, 2014 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). At October 31, 2013, the balance of Credit Facility II was $50.0 million.  On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On July 30, 2014, Credit Facility II was renewed for an additional one-year period.  Credit Facility II will now expire on July 31, 2015, at which time all outstanding amounts under it will be due and payable.  During the fiscal year ended October 31, 2014, the Company’s net borrowings on Credit Facility II were $50.0 million, resulting in an outstanding balance of $100 million at October 31, 2014.  Credit Facility II will be used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II are secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

The Company enters into contracts with Portfolio Companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

SUBSEQUENT EVENTS

On November 26, 2014, Summit repaid its second lien loan in full, including all accrued interest totaling approximately $25.7 million.

On December 19, 2014, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on January 7, 2015 to shareholders of record on December 31, 2014. The total distribution amounted to $3,064,881.

On December 30, 2014, the Company entered into a 6 month $25.0 million bridge loan with Firstrust Bank.  Borrowing under the bridge loan bears interest at 5%.  On June 29, 2015, the bridge loan was extended to October 31, 2015 and the amount of the bridge loan increased to $30.0 million.  The balance of the bridge loan at the time of this filing was approximately $12.8 million.

On December 30, 2014, the Company invested a total of approximately $39.8 million in the form of senior subordinated notes in RXInnovations, Inc. (“RX”) ($10.3 million), Agri-Carriers Group, Inc. (“Agri-Carriers”) ($11.8 million), Legal Solutions Holdings, Inc. (“Legal Solutions”) ($8.7 million) and The Results Companies, LLC (“Results Companies”) ($9.0 million).

On February 9, 2015, the New York Stock Exchange (“NYSE”) notified the Company that it is out of compliance with the NYSE’s continued listing requirements under the timely filing criteria set forth in Section 802.01E of its Listed Company Manual.  The Company had until January 14, 2015 and received an extension to July 30, 2015 to file its 2014 Annual Report on Form 10-K with the SEC.  The Company then received an additional 6 month extension to January 30, 2016 to file its 2014 Annual Report on Form 10-K with the SEC.

On March 24, 2015 and July 30, 2015, the NYSE notified the Company that it is out of compliance with the NYSE’s continued listing requirements under the timely filing criteria set forth in Section 802.01E of its Listed Company Manual related to the periods ended January 31,2015 and April 30, 2015.

On April 17, 2015, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on April 30, 2015 to shareholders of record on April 27, 2015. The total distribution amounted to $3,064,881.

On April 20, 2015, Biovation Acquisition Company credit purchased the assets of Biovation.  The Company received 90 shares of class B non-voting common stock in Biovation Acquisition Company as part of the transaction.

On May 1, 2015, the Company sold 2,893 shares of common stock in Ohio Medical for a nominal amount resulting in no realized gain or loss.

On May 27, 2015, the Company invested approximately $1.1 million in MVC Automotive for additional common equity interest.

On May 29, 2015, the Company sold its 81,000 shares of common stock in Vestal receiving total proceeds of approximately $17.9 million which includes a $1.0 million dividend and assumes receipt of the escrow proceeds.  The $600,000 loan was also repaid in full including all accrued interest.  As part of the transaction, the Company reinvested approximately $6.3 million in the form of a subordinated loan, $250,000 for 5,610 shares of common stock and a warrant with no cost. The loan has an interest rate of 15% and matures on November 28, 2021.

On June 3, 2015, the Company invested $250,000 in Centile for additional common equity interest.

On June 11, 2015, the Company loaned $2.0 million to Thunderdome Restaurants LLC in the form of a second lien loan.  The loan has an interest rate of 12% and matures on June 10, 2020.

On June 19, 2015, the Company monetized a majority of its investment in Velocitius, receiving approximately $9.2 million in proceeds which included a dividend and closing fees, and was net of a minimal currency loss.

On June 23, 2015, the Company loaned approximately $4.8 million to Initials, Inc. in the form of a senior subordinated loan.  The loan has an interest rate of 15% and matures on June 22, 2020.

On June 29, 2015, Ernst & Young LLP informed the Company of its determination not to stand for reappointment as the independent registered public accounting firm of the Fund for the fiscal year ending October 31, 2015. The determination was accepted by the Fund’s Audit Committee at a meeting held the following day.

During the month ended June 30, 2015, Prepaid Legal repaid its $10.0 million loan in full including all accrued interest.

On July 7, 2015, the Company invested $1.0 million into Biogenics in the form of a senior secured bridge loan and a warrant.  The loan has an interest rate of 16% and matures on September 15, 2015.

On July 17, 2015, the Company loaned $5.0 million to United States Technologies, Inc. in the form of a senior term loan.  The loan has an interest rate of 10.5% and matures on July 17, 2020.

On July 17, 2015, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on July 31, 2015 to shareholders of record on July 27, 2015. The total distribution amounted to $3,064,881.

On July 31, 2015, the Company renewed Credit Facility II with a new maturity date of September 30, 2015.  On September 30, 2015, the maturity date of Credit Facility II was extended to November 30, 2015.

Please refer to the “Restatement” Note for matters related to MVC Auto and SGDA.

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

Tax Status and Capital Loss Carryforwards

As a RIC, the Company is not subject to federal income tax to the extent that it distributes all of its investment company taxable income and net realized capital gains for its taxable year (see Notes 14 and 15. “Notes to Consolidated Financial Statements”). This allows us to attract different kinds of investors than other publicly held corporations. The Company is also exempt from excise tax if it distributes at least (1) 98% of its ordinary income during each calendar year, (2) 98.2% of its capital gains realized in the period from November 1 of the prior year through October 31 of the current year, and (3) all such ordinary income and capital gains for previous years that were not distributed during those years. At October 31, 2013, the Company had $906,000 in capital loss carryforwards.  During fiscal year 2014, the Company had net realized gains of approximately $16.5 million, net of book/tax difference related to the treatment of partnership income, and as a result, the Company had no capital loss carryforwards as of October 31, 2014.  The Company also has approximately $17.9 million in unrealized losses associated with Legacy Investments.

Valuation of Portfolio Securities

Pursuant to the requirements of the 1940 Act and in accordance with the Accounting Standards Codification (“ASC”), Fair Value Measurements and Disclosures (“ASC 820”), we value our portfolio securities at their current market values or, if market quotations are not readily available, at their estimates of fair values. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with our Valuation Procedures adopted by the Board of Directors, which are consistent with ASC 820.  As permitted by the SEC, the Board of Directors has delegated the responsibility of making fair value determinations to the Valuation Committee, subject to the Board of Directors’ supervision and pursuant to our Valuation Procedures.  Our Board of Directors may also hire independent consultants to review our Valuation Procedures or to conduct an independent valuation of one or more of our portfolio investments.  In this regard, the Company has engaged an independent valuation firm to perform valuation services for certain portfolio debt investments.

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

At October 31, 2014, approximately 75.79% of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

Under most circumstances, at the time of acquisition, Fair Value Investments are carried at cost (absent the existence of conditions warranting, in management’s and the Valuation Committee’s view, a different initial value).  During the period that an investment is held by the Company, its original cost may cease to approximate fair value as the result of market and investment specific factors.  No pre-determined formula can be applied to determine fair value.  Rather, the Valuation Committee analyzes fair value measurements based on the value at which the securities of the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties, other than in a forced or liquidation sale.  The liquidity event whereby the Company ultimately exits an investment is generally the sale, the merger, or the recapitalization of a portfolio company or by a public offering of its securities.

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

Our investments are carried at fair value in accordance with the 1940 Act and ASC 820. Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At October 31, 2014, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

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

As of October 31, 2014, the Company had approximately $14.7 million in cash equivalents and restricted cash equivalents and approximately $8.7 million in cash totaling approximately $23.4 million.  Of the $14.7 million in cash equivalents, approximately $380,000 was held by MVC Turf, a wholly owned holding company.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment, and is classified as restricted cash equivalents on the Company’s Consolidated Balance Sheets (equivalent to approximately $6.3 million at October 31, 2014 and approximately $6.8 million at October 31, 2013).

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended October 31, 2014, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2011, 2012, 2013 and 2014 for the Company and MVCFS remain subject to examination by federal, state and local tax authorities.

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

		October 31,
	October 31,	2013
	2014	(restated)

ASSETS

Assets
Cash	$8,781,375	$9,134,246
Restricted cash equivalents (cost $6,265,500 and $6,792,000)	6,265,500	6,792,000
Cash equivalents (cost $8,391,089 and $65,100,314)	8,391,089	65,100,314
Investments at fair value
Short-term investments (cost $99,999,629 and $49,937,320)	99,897,404	49,826,893
Non-control/Non-affiliated investments (cost $150,682,873 and $92,139,375)	126,303,048	74,433,413
Affiliate investments (cost $115,021,554 and $136,499,386)	173,682,927	217,052,443
Control investments (cost $174,266,037 and $143,292,881)	147,644,189	126,434,673
Total investments at fair value (cost $539,970,093 and $421,868,962)	547,527,568	467,747,422
Escrow receivables, net of reserves	—	6,236,928
Deferred financing fees	2,972,864	3,265,495
Dividends and interest receivables, net of reserves	1,188,398	3,528,899
Prepaid expenses	646,801	534,904
Fee and other receivables	1,939,827	2,109,538
Prepaid taxes	—	336

Total assets	$577,713,422	$564,450,082

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$114,408,750	$114,408,750
Revolving credit facility	100,000,000	50,000,000
Provision for incentive compensation (Note 6)	14,733,887	19,483,622
Management fee payable	1,474,223	1,786,745
Professional fees payable	1,309,085	742,859
Accrued expenses and liabilities	456,148	655,615
Portfolio fees payable - Asset Management	436,791	140,347
Interest payable	374,875	371,817
Management fee payable - Asset Management	296,812	606,766
Liability for share exchange	221,424	—
Consulting fees payable	97,250	167,968
Taxes payable	1,219	—

Total liabilities	233,810,464	188,364,489

Commitments and Contingencies (Note 11)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued, and 22,702,821 and 22,617,688 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	421,037,726	420,336,629
Accumulated earnings	83,996,734	70,768,846
Dividends paid to stockholders	(116,753,378)	(104,537,479)
Accumulated net realized gain (loss)	2,697,840	(2,201,455)
Net unrealized appreciation	7,937,198	45,878,460
Treasury stock, at cost, 5,601,627 and 5,686,760 shares held, respectively	(55,296,206)	(54,442,452)

Total shareholders’ equity	343,902,958	376,085,593

Total liabilities and shareholders’ equity	$577,713,422	$564,450,082

Net asset value per share	$15.15	$16.63

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2014

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 36.73% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	—
Biogenic Reagents	Renewable energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	$5,246,951	5,246,951	$5,246,951
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	4,722,256	4,722,256	5,027,257
		Senior Note 12.0000% Cash, 4.0000% PIK, 09/30/2015 (b)	4,000,444	4,000,444	4,000,444
		Warrants (d)	1	—	—
				13,969,651	14,274,652
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 10/31/2014 (b), (h)	3,779,321	3,779,321	3,391,663
		Warrants (d)	3	397,677	—
				4,176,998	3,391,663
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Second Lien Loan, 7.3% Cash, 3.7% PIK, 04/30/2020 (b)	23,000,000	23,000,000	23,000,000
		Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016	6,500,000	6,500,000	6,500,000
				29,500,000	29,500,000
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	5,893,000
G3K Display, Inc.	Retail Store Fixtures	Senior Lien Loan 13.0000% Cash, 4/11/2019 (h)	5,625,000	5,625,000	—
		Warrants (d)	1	—	—
				5,625,000	—
Inland Environmental & Remediation LP	Environmental Services	Senior Secured Loan 12.0000% Cash, 4/17/2019	15,000,000	14,364,313	14,364,313
		Warrants (d)	1	713,000	713,000
				15,077,313	15,077,313
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 3.0000% PIK, 08/12/2018 (b)	15,338,768	15,338,768	15,591,635
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	5,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	81,000
				1,231,638	86,000
Prepaid Legal Services, Inc.	Consumer Services	Second Lien Term Loan , 9.7500% Cash, 07/01/2020	10,000,000	9,877,526	10,100,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 10.0000% Cash, 4.0000% PIK , 10/01/2018 (b)	25,147,976	25,147,976	25,400,785
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares)		5,488,000	5,488,000
		Secured Loan 12.0000% Cash, 5/02/2019	1,500,000	1,500,000	1,500,000
				6,988,000	6,988,000
Sub Total Non-control/Non-affiliated investments				150,682,873	126,303,048

Affiliate investments - 50.50% (a), (c), (f), (g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d), (e)		7,500,000	7,721,000
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,274,376	4,994,000
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d), (e)		4,500	4,200
		Preferred Stock (9,159,085 shares) (d), (e)		11,810,188	6,157,906
				11,814,688	6,162,106
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		52,846,140	50,600,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d), (e)		28,544,800	9,996,664
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 13.0000% Cash, 07/1/2019	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK , 07/1/2018 (b)	3,041,550	3,041,550	3,041,550
		Convertible Series I Preferred Stock (32,200 shares) (d), (k)		500,000	83,667,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
				11,041,550	94,209,157

Sub Total Affiliate investments				115,021,554	173,682,927

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2014

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control Investments - 42.93% (c), (f), (g)
Equus Total Return, Inc.	Regulated Investment Company	Common Stock (4,444,644 shares) (d)		$10,030,272	$9,778,217
Harmony Health & Beauty, Inc.	Health & Beauty - Distributor	Common Stock (147,621 shares) (a), (d)		6,700,000	—
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a), (d), (e)		45,662,438	21,548,000
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a), (d), (j)		14,217,283	19,969,408
		General Partnership Interest (a), (d), (j)		362,686	503,924
				14,579,969	20,473,332
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (8,512 shares) (a), (d)		15,763,637	—
		Series A Convertible Preferred Stock 16.0000% PIK (28,981 shares) (a), (b)		30,000,000	23,800,000
		Series C Convertible Preferred Stock 16.0000% PIK (9,178 shares) (a), (b)		22,618,466	27,763,434
				68,382,103	51,563,434
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a), (d)		924,475	924,475
		Series B-1 Preferred Stock (4,999,076 shares) (a), (d)		999,815	1,090,000
		Series C Preferred Stock (23,896,634 shares) (a), (d)		3,410,694	4,285,525
				5,334,984	6,300,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (a), (d), (e)		2,300,000	1,225,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 11/1/2018 (a), (b)	$3,895,262	3,895,262	3,864,272
	Irrigation Equipment	Limited Liability Company Interest (a), (d)		3,535,694	3,991,794
		Guarantee (a)	1	—	(66,860)
		Warrants (a), (d)	150	—	—
				7,430,956	7,789,206
Velocitius B.V.	Renewable Energy	Common Equity Interest (a), (d), (e)		11,395,315	11,467,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2015 (a)	600,000	600,000	600,000
		Common Stock (81,000 shares) (a), (d)		1,850,000	16,900,000
				2,450,000	17,500,000

Sub Total Control Investments				174,266,037	147,644,189

TOTAL PORTFOLIO INVESTMENTS - 130.16% (f)				$439,970,464	$447,630,164

Short-Term investments - 29.05% (f), (g)
U.S. Treasury Bill	U.S. Government Securities	1.5000%, 10/31/19 (l)		$99,999,629	$99,897,404

Sub Total Short-Term investments				99,999,629	99,897,404

Cash Equivalents and Restricted Cash Equivalents - 4.26% (f), (g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (7,156,858 shares)		7,156,858	7,156,858
JP Morgan Prime Money Market Fund	Money Market Fund	Beneficial Shares (7,499,731 shares)		7,499,731	7,499,731
Total Cash Equivalents and Restricted Cash Equivalents				14,656,589	14,656,589

TOTAL INVESTMENTS - 163.47%				$554,626,682	$562,184,157

(a) These securities are restricted from public sale without prior registration under the Securities Act of 1933.  The Company negotiates certain aspects of the method and timing of the disposition of these investments, including registration, rights and related costs.

(b) These securities accrue a portion of their interest/dividends in “payment in kind” interest/dividends which is capitalized to the investment.

(c) All of the Company’s equity and debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except MVC Automotive Group GmbH, Security Holdings B.V., SGDA Europe B.V., SIA Tekers Invest, JSC Tekers Holdings, Centile Holdings B.V., Velocitius B.V., Equus Total Return, Inc., MVC Private Equity Fund L.P., and Advantage Insurance LTD. The Company makes available significant managerial assistance to all of the portfolio companies in which it has invested.

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe and Cayman Islands which represents approximately 33% of the net assets.  The remaining portfolio companies are located in North America which represents approximately 97% of the net assets.

(f) Percentages are based on net assets of $343,902,958 as of October 31, 2014.

(g) See Note 4 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds five investments, four located in the United States and one in Gibraltar, the investments are in the energy, services, contract manufacturing, and industrial sectors.

(k) Upon a liquidity event, the Company may receive additional ownership in U.S. Gas & Electric, Inc.

(l) All or a portion of these securities may serve as collateral for the BB&T Credit Facility.

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2013 (restated)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments - 19.79% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	$—
Biogenic Reagents	Manufacturer of Remediation Materials	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	$5,039,444	5,039,444	5,039,444
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	4,535,500	4,535,500	4,535,500
				9,574,944	9,574,944
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 08/31/2014 (b)	3,105,038	2,985,749	3,156,172
		Warrants (d)		288,000	201,000
				3,273,749	3,357,172
BPC II, LLC	Apparel	Limited Liability Company Interest (d)		180,000	—
FOLIOfn, Inc.	Technology Investment	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	6,982,000
Freshii USA, Inc.	Food Services	Senior Secured Loan 6.0000% Cash, 6.0000% PIK, 01/11/2017 (b)	1,109,296	1,081,242	1,087,636
		Warrants (d), (l)		33,873	18,654
				1,115,115	1,106,290
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 08/12/2018	8,000,000	8,000,000	8,000,000
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	14,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	241,000
				1,231,638	255,000
Prepaid Legal Services, Inc.	Consumer Services	2nd Lien Term Loan 9.7500% Cash, 07/01/2020	10,000,000	9,855,919	10,000,000
SGDA Sanierungsgesellschaft fur Deponien und Altlasten GmbH	Soil Remediation	Term Loan 7.0000% Cash, 08/31/2014 (e)	6,547,350	6,547,350	6,547,350
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 4.2500% Cash, 9.7500% PIK , 10/01/2018 (b)	23,122,657	23,122,657	23,122,657
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares)		5,488,000	5,488,000
Sub Total Non-control/Non-affiliated investments				92,139,375	74,433,413

Affiliate investments - 57.71% (a), (c), (f), (g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (c), (d), (e)		7,500,000	7,500,000
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,174,376	4,777,000
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016	7,500,000	7,500,000	7,500,000
		Convertible Series A Preferred Stock (9 shares) (d)		44,000	88,000
		Convertible Series B Preferred Stock (1,991 shares) (d)		9,956,000	19,912,000
				17,500,000	27,500,000
Harmony Health & Beauty, Inc.	Health & Beauty - Retail	Common Stock (147,621 shares) (d)		6,700,000	—
JSC Tekers Holdings	Real Estate Management	Common Stock (2,250 shares) (d), (e)		4,500	4,500
		Secured Loan 8.0000% Cash, 12/31/2014 (e), (h)	12,000,000	12,000,000	11,000,000
				12,004,500	11,004,500
Marine Exhibition Corporation	Theme Park	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 06/30/2017 (b)	11,415,060	11,415,060	11,415,060
		Convertible Preferred Stock (20,000 shares) (b)		3,544,119	3,544,119
				14,959,179	14,959,179
Octagon Credit Investors, LLC	Financial Services	Limited Liability Company Interest		2,611,499	6,918,549
RuMe Inc.	Consumer Products	Common Stock (999,999 shares) (d)		160,000	160,000
		Series B-1 Preferred Stock (4,999,076 shares) (d)		999,815	1,090,000
				1,159,815	1,250,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		40,186,620	36,258,000
SGDA Europe B.V.	Soil Remediation	Common Equity Interest (d), (e)		20,084,599	4,098,810
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan 9.0000% Cash, 5.0000% PIK , 07/25/2015 (b)	10,118,798	10,118,798	10,118,798
		Convertible Series I Preferred Stock (32,200 shares) (k)		500,000	92,667,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
				10,618,798	102,786,405

Sub Total Affiliate investments				136,499,386	217,052,443

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2013 (restated)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control investments - 33.62% (a), (c), (f), (g)
MVC Automotive Group B.V.	Automotive Dealerships	Common Equity Interest (d), (e)		$34,870,029	$17,540,756
		Bridge Loan 10.0000% Cash, 12/31/2013 (e)	$1,635,244	1,635,244	1,635,244
				36,505,273	19,176,000
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (d), (j)		9,097,164	11,384,168
		General Partnership Interest (d), (j)		232,071	288,150
				9,329,235	11,672,318
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (d)		15,763,636	—
		Series A Convertible Preferred Stock (24,773 shares) (b)		30,000,000	24,600,000
		Series C Convertible Preferred Stock (7,845 shares) (b)		22,618,466	23,732,299
				68,382,102	48,332,299
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (d), (e)		2,300,000	1,477,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 9.0000% Cash, 4.0000% PIK , 01/31/2014 (b)	8,395,262	8,395,262	8,395,262
	Irrigation Equipment	Junior Revolving Note 6.0000% Cash, 01/31/2014	1,000,000	1,000,000	1,000,000
		Limited Liability Company Interest (d)		3,535,694	3,466,794
		Warrants (d)		—	—
				12,930,956	12,862,056
Velocitius B.V.	Renewable Energy	Common Equity Interest (d), (e)		11,395,315	19,865,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2015	600,000	600,000	600,000
		Common Stock (81,000 shares) (d)		1,850,000	12,450,000
				2,450,000	13,050,000

Sub Total Control investments				143,292,881	126,434,673

TOTAL PORTFOLIO INVESTMENTS - 111.12% (f)				$371,931,642	$417,920,529

Short-Term investments - 13.25% (f), (g)
U.S. Treasury Bill	U.S. Government Securities	1.3750%, 09/30/2018 (m)		$49,937,320	$49,826,893

Sub Total Short-Term investments				49,937,320	49,826,893

Cash Equivalents and Restricted Cash Equivalents - 19.12% (f), (g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (64,393,032 shares)		64,393,032	64,393,032
JP Morgan Prime Money Market Fund	Money Market Fund	Beneficial Shares (7,499,282 shares)		7,499,282	7,499,282
Total Cash Equivalents and Restricted Cash Equivalents				71,892,314	71,892,314

TOTAL INVESTMENT ASSETS - 143.49% (f)				$493,761,276	$539,639,736

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

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located outside of North America which represents approximately 29% of the net assets.  The remaining portfolio companies are located in North America which represents approximately 82% of the net assets.

(f) Percentages are based on net assets of $376,085,593 as of October 31, 2013.

(g) See Note 4 for further information regarding “Investment Classification.”

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

MVC Capital, Inc.

Consolidated Statements of Operations

		For the Year Ended
	For the Year Ended	October 31, 2013	For the Year Ended
	October 31, 2014	(restated)	October 31, 2012
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$69,956	$1,993	$7,755
Affiliate investments	867,916	7,852,217	2,481,234
Control investments	—	426,300	12,000,000

Total dividend income	937,872	8,280,510	14,488,989

Payment-in-kind dividend income
Affiliate investments	216,928	269,900	249,347

Total payment-in-kind dividend income	216,928	269,900	249,347

Interest income
Non-control/Non-affiliated investments	7,074,870	3,206,590	2,050,801
Affiliate investments	2,756,306	3,319,241	3,111,318
Control investments	353,844	1,458,138	2,423,174

Total interest income	10,185,020	7,983,969	7,585,293

Payment-in-kind interest income
Non-control/Non-affiliated investments	3,058,577	1,497,860	44,304
Affiliate investments	756,954	969,775	2,024,462
Control investments	155,810	619,495	812,929

Total payment-in-kind interest income	3,971,341	3,087,130	2,881,695

Fee income
Non-control/Non-affiliated investments	306,393	846,598	68,056
Affiliate investments	932,335	937,309	1,105,226
Control investments	323,001	1,068,910	766,631

Total fee income	1,561,729	2,852,817	1,939,913

Fee income - Asset Management [1]
Portfolio fees	1,314,441	557,071	1,290,160
Management fees	595,534	1,238,301	1,009,577

Total fee income - Asset Management	1,909,975	1,795,372	2,299,737

Other income	1,033,560	492,743	442,138

Total operating income	19,816,425	24,762,441	29,887,112

Operating Expenses:
Interest and other borrowing costs	9,442,466	6,724,270	3,366,756
Management fee	8,681,175	7,832,611	8,587,992
Portfolio fees - Asset Management [1]	985,831	417,803	967,620
Legal fees	925,000	523,000	635,238
Audit & tax preparation fees	634,200	652,700	769,500
Consulting fees	475,404	722,996	384,104
Other expenses	411,266	543,422	590,859
Directors’ fees	400,625	412,500	348,833
Management fee - Asset Management [1]	354,298	928,722	757,183
Insurance	346,020	333,700	333,752
Administration	259,351	254,961	261,914
Public relations fees	198,000	184,500	119,700
Printing and postage	21,352	84,712	129,942
Net Incentive compensation (Note 6)	(4,749,735)	3,828,184	(5,937,431)

Total operating expenses	18,385,253	23,444,081	11,315,962

Less: Voluntary Expense Waiver by Adviser [2]	(150,000)	(150,000)	(150,000)
Less: Voluntary Management Fee Waiver by Adviser [3]	—	—	(58,728)
Less: Voluntary Incentive Fee Waiver by Adviser [4]	—	—	(2,345,189)

Total waivers	(150,000)	(150,000)	(2,553,917)

Net operating income before taxes	1,581,172	1,468,360	21,125,067

Tax Expenses:
Current tax expense	1,755	3,600	3,997

Total tax expense	1,755	3,600	3,997

Net operating income	1,579,417	1,464,760	21,121,070

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
Non-control/Non-affiliated investments	(575,763)	(6,073,420)	(19,209,277)
Affiliate investments	15,979,686	82,512	—
Control investments	1,115,855	49,655,826	(1,309,156)

Total net realized gain (loss) on investments	16,519,778	43,664,918	(20,518,433)

Net unrealized depreciation on investments	(37,941,262)	(25,860,307)	(22,257,313)

Net realized and unrealized (loss) gain on investments	(21,421,484)	17,804,611	(42,775,746)

Net (decrease) increase in net assets resulting from operations	$(19,842,067)	$19,269,371	$(21,654,676)

Net (decrease) increase in net assets per share resulting from operations	$(0.88)	$0.82	$(0.90)

Dividends declared per share	$0.540	$0.540	$0.495

Weighted average number of shares outstanding[5]	22,632,584	23,334,367	23,916,982

The accompanying notes are an integral part of these consolidated financial statements.

1 These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”).  Please see Note 5 “Management” for more information.

2 Reflects TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2014, 2013 and 2012 fiscal years that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement.  Please see Note 5 “Management” for more information.

3 Reflects TTG Advisers’ voluntary agreement that any assets of the Company invested in exchange-traded funds or the Octagon High Income Cayman

Fund Ltd. would not be taken into the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  Please see Note 5 “Management” for more information.

4 Reflects TTG Advisers’ voluntary waiver of the Incentive Fee associated with pre-incentive fee net operationg income for the fiscal year ended October 31, 2012.  Please see Note 5 “Management” for more information.

5Please see Note 7 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

		For the Year Ended
	For the Year Ended	October 31, 2013	For the Year Ended
	October 31, 2014	(restated)	October 31, 2012
Cash flows from Operating Activities:
Net (decrease) increase in net assets resulting from operations	$(19,842,067)	$19,269,371	$(21,654,676)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gain) loss	(16,519,778)	(43,664,918)	20,518,433
Net change in unrealized depreciation	37,941,262	25,860,307	22,257,313
Amortization of discounts and fees	(1,077,667)	(206,914)	(62,602)
Increase in accrued payment-in-kind dividends and interest	(3,928,997)	(3,269,909)	(3,131,042)
Amortization of deferred financing fees	565,723	258,242	—
Allocation of flow through income	(485,973)	(246,753)	(188,138)
Changes in operating assets and liabilities:
Dividends, interest and fees receivable	2,340,501	1,030,804	(1,282,577)
Fee and other receivables	169,711	1,204,578	1,281,625
Escrow receivables, net of reserves	6,236,928	(5,245,365)	155,336
Prepaid expenses	(111,897)	218,597	(123,633)
Prepaid taxes	336	255	(591)
Incentive compensation (Note 6)	(4,749,735)	3,828,184	(8,282,620)
Other liabilities	195,710	(286,992)	1,099,702
Purchases of equity investments	(35,743,194)	(36,626,663)	(8,439,513)
Purchases of debt instruments	(67,927,323)	(58,890,199)	(2,860,000)
Purchases of short-term investments	(398,801,536)	(99,447,664)	—
Proceeds from equity investments (1)	33,896,303	65,708,035	18,187,072
Proceeds from debt instruments	28,612,098	37,361,029	1,762,916
Sales/maturities of short-term investments	348,605,381	49,846,875	—

Net cash (used in) provided by operating activities	(90,624,214)	(43,299,100)	19,237,005

Cash flows from Financing Activities:
Proceeds from senior notes	—	114,408,750	—
Net proceeds from revolving credit facility	50,000,000	50,000,000	—
Repayments of revolving credit facility	—	(50,000,000)	—
Offering expenses	(139,000)	—	—
Repurchase of common stock	(4,114,967)	(16,673,207)	—
Share Exchange	(221,424)	—	—
Financing fees paid	(273,092)	(3,523,737)	—
Distributions paid to shareholders	(12,215,899)	(12,526,704)	(11,838,907)

Net cash provided by (used in) financing activities	33,035,618	81,685,102	(11,838,907)

Net change in cash and cash equivalents for the year	(57,588,596)	38,386,002	7,398,098

Unrestricted and restricted cash and cash equivalents, beginning of year	$81,026,560	$42,640,558	$35,242,460

Unrestricted and restricted cash and cash equivalents, end of year	$23,437,964	$81,026,560	$42,640,558

(1) For the year ended October 31, 2014 and October 31, 2013, proceeds from equity investments includes $868,286 and $5,627,657 from escrow receivables, net of reserves, respectively.

During the year ended October 31, 2014, 2013 and 2012  MVC Capital, Inc. paid $8,729,321, $5,890,475 and $2,968,757 in interest expense, respectively.

During the year ended October 31, 2014, 2013 and 2012 MVC Capital, Inc. paid $1,420, $3,345 and $6,815 in income taxes, respectively.

Non-cash activity:

During the year ended October 31, 2014, 2013 and 2012, MVC Capital, Inc. recorded payment in kind dividend and interest of $3,928,997, $3,269,909 and $3,131,042, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the year ended October 31, 2014, 2013 and 2012, MVC Capital, Inc. was allocated $1,033,361, $492,743 and $442,138, respectively, in flow-through income from its equity investment in Octagon Credit Investors, LLC.  Of these amounts, $547,388, $245,990 and $254,000, respectively, was received in cash and the balance of $485,973, $246,753 and $188,138, respectively, was undistributed and therefore increased the cost of the investment.  The fair value was then increased by $101,099, $246,753 and $188,138, respectively, by the Company’s Valuation Committee.

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

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

		For the Year Ended
	For the Year Ended	October 31, 2013	For the Year Ended
	October 31, 2014	(restated)	October 31, 2012

Operations:
Net operating income (loss)	$1,579,417	$1,464,760	$21,121,070
Net realized gain (loss) on investments	16,519,778	43,664,918	(20,518,433)
Net change in unrealized depreciation on investments	(37,941,262)	(25,860,307)	(22,257,313)

Net (decrease) increase in net assets from operations	(19,842,067)	19,269,371	(21,654,676)

Shareholder Distributions from:
Income	(1,579,417)	(10,746,923)	(11,838,907)
Realized Gain	(10,636,482)	—	—
Return of capital	—	(1,779,781)	—

Net decrease in net assets from shareholder distributions	(12,215,899)	(12,526,704)	(11,838,907)

Capital Share Transactions:
Reissuance of treasury stock for share exchange	4,350,722	—	—
Provision for share exchange	(221,424)	—	—
Offering expenses	(139,000)	—	—
Repurchase of common stock	(4,114,967)	(16,673,207)	—

Net decrease in net assets from capital share transactions	(124,669)	(16,673,207)	—

Total (decrease) increase in net assets	(32,182,635)	(9,930,540)	(33,493,583)

Net assets, beginning of year	376,085,593	386,016,133	419,509,716

Net assets, end of year	$343,902,958	$376,085,593	$386,016,133

Common shares outstanding, end of year	22,702,821	22,617,688	23,916,982

Undistributed net operating income	$—	$—	$9,282,163

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

		For the
	For the	Year Ended	For the	For the	For the
	Year Ended	October 31, 2013	Year Ended	Year Ended	Year Ended
	October 31, 2014	(restated)	October 31, 2012	October 31, 2011	October 31, 2010

Net asset value, beginning of year	$16.63	$16.14	$17.54	$17.71	$17.47

Gain from operations:
Net operating income (loss)	0.07	0.06	0.88	(0.10)	0.23
Net realized and unrealized (loss) gain on investments	(0.95)	0.76	(1.78)	0.40	0.43

Total (loss) gain from investment operations	(0.88)	0.82	(0.90)	0.30	0.66

Less distributions from:
Income	(0.07)	(0.46)	(0.50)	—	(0.23)
Realized gain	(0.47)	—	—	—	(0.08)
Return of capital	—	(0.08)	—	(0.48)	(0.17)

Total distributions	(0.54)	(0.54)	(0.50)	(0.48)	(0.48)

Capital share transactions
Dilutive effect of share issuance	(0.10)	—	—	—	—
Anti-dilutive effect of share repurchase program	0.04	0.21	—	0.01	0.06

Total capital share transactions	(0.06)	0.21	—	0.01	0.06

Net asset value, end of year	$15.15	$16.63	$16.14	$17.54	$17.71

Market value, end of year	$11.27	$13.83	$12.36	$12.93	$13.35

Market discount	(25.61)%	(16.84)%	(23.42)%	(26.28)%	(24.62)%

Total Return - At NAV (a)	(5.75)%	6.52%	(5.21)%	1.80%	4.16%

Total Return - At Market (a)	(14.97)%	16.65%	0.44%	0.35%	50.86%

Ratios and Supplemental Data:

Portfolio turnover ratio	14.16%	25.20%	3.31%	13.90%	3.15%

Net assets, end of year (in thousands)	$343,903	$376,086	$386,016	$419,510	$424,994

Ratios to average net assets:
Expenses including tax expense	5.04%	6.19%	2.17%	4.38%	4.19%
Expenses excluding tax expense	5.04%	6.19%	2.17%	4.39%	4.19%

Net operating income (loss) before tax expense	0.44%	0.39%	5.22%	(0.54)%	1.32%
Net operating income (loss) after tax expense	0.44%	0.39%	5.22%	(0.55)%	1.32%

Ratios to average net assets excluding waivers:
Expenses including tax expense	5.08%	6.23%	2.80%	4.44%	4.22%
Expenses excluding tax expense	5.08%	6.23%	2.80%	4.45%	4.22%

Net operating income (loss) before tax expense	0.40%	0.35%	4.59%	(0.60)%	1.29%
Net operating income (loss) after tax expense	0.40%	0.35%	4.59%	(0.61)%	1.29%

Ratios to average net assets: (b)
Expenses excluding incentive compensation	6.35%	5.17%	4.21%	3.92%	3.61%
Expenses excluding incentive compensation, interest and other borrowing costs	3.75%	3.39%	3.38%	3.18%	2.95%

Net operating (loss) income before incentive compensation	(0.87)%	1.41%	3.18%	(0.08)%	1.90%
Net operating income before incentive compensation, interest and other borrowing costs	1.73%	3.19%	4.01%	0.66%	2.56%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	6.40%	5.21%	4.27%	3.98%	3.64%
Expenses excluding incentive compensation, interest and other borrowing costs	3.79%	3.43%	3.44%	3.24%	2.98%

Net operating (loss) income before incentive compensation	(0.92)%	1.37%	3.12%	(0.14)%	1.87%
Net operating income before incentive compensation, interest and other borrowing costs	1.69%	3.15%	3.95%	0.60%	2.53%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the year.

(b) Supplemental Ratio information

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Notes to Consolidated Financial Statements

October 31, 2014

1.                                      Organization and Business Purpose

MVC Capital, Inc. and its wholly-owned subsidiaries, MVC Financial Services, Inc. and MVC Cayman (the “Company”), formerly known as meVC Draper Fisher Jurvetson Fund I, Inc., is a Delaware corporation organized on December 2, 1999 which commenced operations on March 31, 2000.  On December 2, 2002, the Company announced that it would begin doing business under the name MVC Capital, Inc. The Company’s investment objective is to seek to maximize total return from capital appreciation and/or income, though our current focus is more yield generating investments.  The Company seeks to achieve its investment objective by providing debt and equity financing to companies that are, for the most part, privately owned (“Portfolio Companies”).  The Company’s current investments in Portfolio Companies consist principally of senior and subordinated loans, venture capital, mezzanine and preferred instruments and private equity investments.

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

On December 11, 2008, our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), at their in-person meeting approved an amended and restated investment advisory and management agreement (also, the “Advisory Agreement”), which was approved by stockholders of the Company on April 14, 2009. The renewal of the Advisory Agreement was last approved by the Independent Directors at their in-person meeting held on October 28, 2014.

2.                                      Restatement

Restatement of Financial Statements — The Company has restated its financial statements to correct errors related to the valuations of certain portfolio companies. Specifically, there were valuation input errors for MVC Automotive Group B.V. (“MVC Automotive”) and SGDA Europe B.V. (“SGDA Europe”).  As a result of the errors, the prior period financial statements for the fiscal year ended October 31, 2013 have been restated.  For the fiscal year ended October 31, 2013, the Consolidated Statements of Operations was corrected as follows: Net unrealized depreciation on investments increased by approximately $22.4 million and as a result, Management fees and Net incentive compensation expenses decreased by $434,468 and approximately $4.5 million, respectively. The cumulative impact of these adjusting entries was approximately $17.5 million on the Net Increase in Net Assets Resulting from Operations.  The Consolidated Balance Sheets were corrected as follows: Total investments at fair value was decreased by approximately $22.4 million, the Provision for Incentive Compensation decreased by approximately $4.5 million and Management Fee payable decreased by $434,468.  The cumulative impact of these adjusting entries was a decrease of approximately $17.5 million to shareholders’ equity of the Company.

The following tables reflect the impact of this restatement on selected line items on the Balance Sheet for fiscal year 2013 and on the Statements of Operations for fiscal year 2013:

Impact of Restatement Adjustments on the October 31, 2013 Consolidated Balance Sheets

The following table presents the impact of the restatement adjustments on our Consolidated Balance Sheets as of October 31, 2013:

MVC Capital, Inc.

Consolidated Balance Sheets

	As of October 31, 2013
	As published	Adjustments	As restated

ASSETS

Assets
Cash	$9,134,246	$—	$9,134,246
Restricted cash equivalents (cost $6,792,000)	6,792,000	—	6,792,000
Cash equivalents (cost $65,100,314)	65,100,314	—	65,100,314
Investments at fair value
Short-term investments (cost $49,937,320)	49,826,893	—	49,826,893
Non-control/Non-affiliated investments (cost $92,139,375)	74,433,413	—	74,433,413
Affiliate investments (cost $136,499,386)	219,694,633	(2,642,190)	217,052,443
Control investments (cost $143,292,881)	146,169,917	(19,735,244)	126,434,673
Total investments at fair value (cost $421,868,962)	490,124,856	(22,377,434)	467,747,422
Escrow receivables, net of reserves	6,236,928	—	6,236,928
Dividends and interest receivables, net of reserves	3,528,899	—	3,528,899
Deferred financing fees	3,265,495	—	3,265,495
Fee and other receivables	2,109,538	—	2,109,538
Prepaid expenses	534,904	—	534,904
Prepaid taxes	336	—	336

Total assets	$586,827,516	$(22,377,434)	$564,450,082

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$114,408,750	$—	$114,408,750
Revolving credit facility	50,000,000	—	50,000,000
Provision for incentive compensation (Note 5)	23,959,109	(4,475,487)	19,483,622
Management fee payable	2,221,213	(434,468)	1,786,745
Professional fees payable	742,859	—	742,859
Accrued expenses and liabilities	655,615	—	655,615
Management fee payable - Asset Management	606,766	—	606,766
Interest payable	371,817	—	371,817
Consulting fees payable	167,968	—	167,968
Portfolio fees payable - Asset Management	140,347	—	140,347
Term loan	—	—	—

Total liabilities	193,274,444	(4,909,955)	188,364,489

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 22,617,688 shares outstanding	283,044	—	283,044
Additional paid-in-capital	420,165,045	—	420,165,045
Accumulated earnings	66,030,475	4,909,955	70,940,430
Dividends paid to stockholders	(104,537,479)	—	(104,537,479)
Accumulated net realized loss	(2,201,455)	—	(2,201,455)
Net unrealized appreciation	68,255,894	(22,377,434)	45,878,460
Treasury stock, at cost, 5,686,760 shares held	(54,442,452)	—	(54,442,452)

Total shareholders’ equity	393,553,072	(17,467,479)	376,085,593

Total liabilities and shareholders’ equity	$586,827,516	$(22,377,434)	$564,450,082

Net asset value per share	$17.40	$(0.77)	$16.63

The following table presents the impact of the restatement adjustments on our Consolidated Statement of Operations for the fiscal year ended October 31, 2013:

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Year Ended October 31, 2013
	As published	Adjustments	Restated
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$1,993	$—	$1,993
Affiliate investments	7,852,217	—	7,852,217
Control investments	426,300	—	426,300

Total dividend income	8,280,510	—	8,280,510

Payment-in-kind dividend income
Affiliate investments	269,900	—	269,900

Total payment-in-kind dividend income	269,900	—	269,900

Interest income
Non-control/Non-affiliated investments	3,206,590	—	3,206,590
Affiliate investments	3,319,241	—	3,319,241
Control investments	1,458,138	—	1,458,138

Total interest income	7,983,969	—	7,983,969

Payment-in-kind interest income
Non-control/Non-affiliated investments	1,497,860	—	1,497,860
Affiliate investments	969,775	—	969,775
Control investments	619,495	—	619,495

Total payment-in-kind interest income	3,087,130	—	3,087,130

Fee income
Non-control/Non-affiliated investments	846,598	—	846,598
Affiliate investments	937,309	—	937,309
Control investments	1,068,910	—	1,068,910

Total fee income	2,852,817	—	2,852,817

Fee income - Asset Management [1]
Portfolio fees	557,071	—	557,071
Management fees	1,238,301	—	1,238,301

Total fee income - Asset Management	1,795,372	—	1,795,372

Other income	492,743	—	492,743

Total operating income	24,762,441	—	24,762,441

Operating Expenses:
Net Incentive compensation (Note 5)	8,303,671	(4,475,487)	3,828,184
Management fee	8,267,079	(434,468)	7,832,611
Interest and other borrowing costs	6,724,270	—	6,724,270
Management fee - Asset Management [1]	928,722	—	928,722
Consulting fees	722,996	—	722,996
Audit & tax preparation fees	652,700	—	652,700
Other expenses	543,422	—	543,422
Legal fees	523,000	—	523,000
Portfolio fees - Asset Management [1]	417,803	—	417,803
Directors’ fees	412,500	—	412,500
Insurance	333,700	—	333,700
Administration	254,961	—	254,961
Public relations fees	184,500	—	184,500
Printing and postage	84,712	—	84,712

Total operating expenses	28,354,036	(4,909,955)	23,444,081

Less: Voluntary Expense Waiver by Adviser [2]	(150,000)	—	(150,000)
Less: Voluntary Management Fee Waiver by Adviser [3]	—	—	—
Less: Voluntary Incentive Fee Waiver by Adviser [4]	—	—	—

Total waivers	(150,000)	—	(150,000)

Net operating (loss) income before taxes	(3,441,595)	4,909,955	1,468,360

Tax Expenses:
Current tax expense	3,600	—	3,600

Total tax expense	3,600	—	3,600

Net operating (loss) income	(3,445,195)	4,909,955	1,464,760

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
Non-control/Non-affiliated investments	(6,073,420)	—	(6,073,420)
Affiliate investments	82,512	—	82,512
Control investments	49,655,826	—	49,655,826

Total net realized gain on investments	43,664,918	—	43,664,918

Net unrealized (depreciation) appreciation on investments	(3,482,873)	(22,377,434)	(25,860,307)

Net realized and unrealized gain (loss) on investments	40,182,045	(22,377,434)	17,804,611

Net increase (decrease) in net assets resulting from operations	$36,736,850	$(17,467,479)	$19,269,371

Net increase (decrease) in net assets per share resulting from operations	$1.59	$(0.77)	$0.82

Dividends declared per share	$0.540	$—	$0.540

Weighted average number of shares outstanding	23,334,367	—	23,334,367

In addition to the restatement of the fiscal year 2013 consolidated financial statements, the Company has also restated the following notes for the fiscal year ended October 31, 2013, to reflect the error corrections noted above: Note 6 — “Incentive Compensation”, Note 9 — “Concentration of Market and Credit Risk”, Note 10 —  “Portfolio Investments”, Note 15 — Income Taxes and Note 16 — “Segment Data”.

3.                                      Consolidation

On July 16, 2004, the Company formed a wholly-owned subsidiary, MVCFS.  MVCFS is incorporated in Delaware and its principal purpose is to provide advisory, administrative and other services to the Company, the Company’s portfolio companies and other entities.  MVCFS had opening equity of $1 (100 shares at $0.01 per share). The Company does not hold MVCFS for investment purposes and does not intend to sell MVCFS.

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

During fiscal year ended October 31, 2014, MVC Turf, LLC (“MVC Turf”) was consolidated with the Company as MVC Turf is a wholly owned holding company. The consolidation of MVC Turf has not had any material effect on the financial position or net results of operations of the Company.  Of the $14.7 million in cash equivalents on the Company’s Consolidated Balance Sheets as of October 31, 2014, approximately $380,000 was held by MVC Turf, a wholly owned holding company.

4.                                      Significant Accounting Policies

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

Recent Accounting Pronouncements — In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies. ASU 2013-08 provides clarifying guidance to determine if an entity qualifies as an investment company. ASU 2013-08 also requires an investment company to measure non-controlling interests in other investment companies at fair value. The following disclosures will also be required upon adoption of ASU 2013-08: (i) whether an entity is an investment company and is applying the accounting and reporting guidance for investment companies; (ii) information about changes, if any, in an entity’s status as an investment company; and (iii) information about financial support provided or contractually required to be provided by an investment company to any of its investees. These updates have not had an impact on the Company’s financial condition or results of operations.

Valuation of Investments — The Accounting Standards Codification (“ASC”), Fair Value Measurements and Disclosures (“ASC 820”), defines fair value in terms of the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The price used to measure the fair value is not adjusted for transaction costs while the cost basis of our investments may include initial transaction costs. Under ASC 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset. The principal market is the market in which the reporting entity would sell or transfer the asset with the greatest volume and level of activity for the asset to which the reporting entity has access as of the measurement date.  If no market for the asset exists or if the reporting entity does not have access to the principal market, the reporting entity should use a hypothetical market.

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

Currently, our NAV per share is calculated and published on a quarterly basis.  The Company calculates our NAV per share by subtracting all liabilities from the total value of our portfolio securities and other assets and dividing the result by the total number of outstanding shares of our common stock on the date of valuation.  Fair values of foreign investments reflect exchange rates, as applicable, in effect on the last business day of the quarter end.  Exchange rates fluctuate on a daily basis, sometimes significantly.  Exchange rate fluctuations following the most recent fiscal year end are not reflected in the valuations reported in this Annual Report.  See Item 1A Risk Factor (Unaudited), “Investments in foreign debt or equity may involve significant risks in addition to the risks inherent in U.S. investments.”

At October 31, 2014 and October 31, 2013, approximately 75.79% and 74.04%, respectively, of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

Under most circumstances, at the time of acquisition, Fair Value Investments are carried at cost (absent the existence of conditions warranting, in management’s and the Valuation Committee’s view, a different initial value).  During the period that an investment is held by the Company, its original cost may cease to approximate fair value as the result of market and investment specific factors.  No pre-determined formula can be applied to determine fair value.  Rather, the Valuation Committee analyzes fair value measurements based on the value at which the securities of the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties, other than in a forced or liquidation sale.  The liquidity event whereby the Company ultimately exits an investment is generally the sale, the merger, the recapitalization of a portfolio company or by a public offering of its securities.

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

The Company’s investment objective is to seek to maximize total return from capital appreciation and/or income, though our current focus is more yield generating investments.  The Company seeks to achieve its investment objective by providing debt and equity financing to companies that are, for the most part, privately owned (“Portfolio Companies”).  The Company’s current investments in Portfolio Companies consist principally of senior and subordinated loans, venture capital, mezzanine and preferred instruments and private equity investments.  During the fiscal year ended October 31, 2014, the Company made four new investments and made 20 follow-on investments in 13 existing portfolio companies committing a total of $105.8 million of capital to these investments. At October 31, 2014, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $447.6 million with a cost basis of $440.0 million.

Our investments are carried at fair value in accordance with the 1940 Act and ASC 820. Unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of the Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At October 31, 2014, we did not hold restricted or unrestricted securities of publicly traded companies for which we have a majority-owned interest.

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

Cash Equivalents - For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. As of October 31, 2014, the Company had approximately $14.7 million in cash equivalents and restricted cash equivalents and approximately $8.7 million in cash totaling approximately $23.4 million.  Of the $14.7 million in cash equivalents, approximately $380,000 was held by MVC Turf, a wholly owned holding company.  As of October 31, 2013, the Company had approximately $71.9 million in cash equivalents and restricted cash equivalents and approximately $9.1 million in cash totaling approximately $81.0 million.

Restricted Cash and Cash Equivalents - Cash and cash equivalent accounts that are not available to the Company for day—to-day use are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment, and is classified as restricted cash equivalents on the Company’s Consolidated Balance Sheets (equivalent to approximately $6.3 million at October 31, 2014 and approximately $6.8 million at October 31, 2013).

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the fiscal year ended October 31, 2014, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2011, 2012, 2013 and 2014 for the Company and MVCFS remain subject to examination by the federal, state and local tax authorities.

5.                                      Management

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

Our Board of Directors, including all of the directors who are not “interested persons,” as defined under the 1940 Act, of the Company (the “Independent Directors”), last approved a renewal of the Advisory Agreement at their in-person meeting held on October 23, 2014.

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”).  The Company and the Adviser have agreed to continue the expense cap into fiscal year 2015, though they may determine to revise the present calculation methodology later in the year.  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund was excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2015, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds or the Octagon Fund would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.

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

6.                                      Incentive Compensation (Restated)

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

At October 31, 2012, the provision for estimated incentive compensation was approximately $15.7 million.  During the fiscal year ended October 31, 2013, this provision for incentive compensation was increased by a net amount of approximately $3.8 million to approximately $19.5 million.  The net increase in the provision for incentive compensation during the year ended October 31, 2013 reflects the Valuation Committee’s determination to increase the fair values of ten of the Company’s portfolio investments (Custom Alloy, Octagon, Security Holdings, Turf, Vestal, Centile, Biovation, Prepaid Legal, U.S. Gas, and SIA Tekers) by a total of approximately $43.9 million and the difference between the amount received from the sale of Summit and Summit’s carrying value at January 31, 2013, which was an increase of approximately $3.6 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of nine of the Company’s portfolio investments (Ohio Medical, SGDA Europe, MVC Automotive, NPWT, Freshii, HH&B, Velocitius, RuMe and JSC Tekers) by a total of approximately $29.1 million and reflects the $84,000 realized gain related to NPWT.  For the year ended October 31, 2013, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

At October 31, 2013, the provision for estimated incentive compensation was approximately $19.5 million.  During the fiscal year ended October 31, 2014, this provision for incentive compensation was decreased by a net amount of approximately $4.7 million to approximately $14.7 million.  The net decrease in the provision for incentive compensation during the fiscal year ended October 31, 2014 primarily reflects the Valuation Committee’s determination to decrease the fair values of eleven of the Company’s portfolio investments (MVC Automotive, G3K, Ohio Medical, NPWT, U.S. Gas, Velocitius, Octagon, Tekers, JSC Tekers, SGDA Europe and Biovation) by a total of approximately $40.7 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of twelve of the Company’s portfolio investments (Custom Alloy, Advantage, Biogenic, PrePaid Legal, RuMe, Freshii, Centile, Security Holdings, Summit, Morey’s, Turf and Vestal) by a total of approximately $11.5 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.0 million due to a PIK distribution, which was treated as a return of capital.  For the fiscal year ended October 31, 2014, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

7.                                      Dividends and Distributions to Shareholders

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

For the Fiscal Year Ended October 31, 2014

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

On October 17, 2014, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on October 31, 2014 to shareholders of record on October 27, 2014. The total distribution amounted to $3,064,881.

During the quarter ended October 31, 2014, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 229 shares of our common stock at an average price of $11.21, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

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

8.                                      Transactions with Other Parties

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

9.                                      Concentration of Market and Credit Risk (Restated)

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes and debt instruments which represented approximately 77.48% of the Company’s total assets at October 31, 2014. As discussed in Note 10, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. As of October 31, 2014, the Company held one investment in which quoted prices in active markets are accessible at the measurement date.  The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of Portfolio Companies in a limited number of industries.  At this time, the Company’s investments in short-term securities are in Treasury Bills and other U.S. Government securities, which are federally guaranteed securities, or other high quality, highly liquid investments. The Company’s cash balances, if not large enough to be invested in 90-day Treasury Bills or other high quality, highly liquid investments, are swept into designated money market accounts or other interest bearing accounts.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of October 31, 2014 and 2013.

		October 31, 2013
	October 31, 2014	(restated)
Energy Services	27.39%	27.33%
Medical Device Manufacturer	15.02%	12.92%
Electrical Engineering	14.71%	9.64%
Specialty Chemicals	9.42%	7.61%
Manufacturer of Pipe Fittings	8.58%	7.31%
Renewable Energy	7.49%	7.83%
Environmental Services	7.29%	2.83%
Automotive Dealerships	6.27%	5.10%
Private Equity	5.95%	3.10%
Iron Foundries	5.09%	3.47%
Food Services	4.53%	2.42%
Consumer Services	2.94%	2.66%
Regulated Investment Company	2.84%	0.00%
Distributor - Landscaping and Irrigation Equipment	2.26%	3.42%
Insurance	2.25%	1.99%
Consumer Products	1.83%	0.33%
Real Estate Management	1.79%	2.93%
Technology Investment - Financial Services	1.71%	1.86%
Software	1.45%	1.27%
Manufacturer of Laminate Material and Composites	0.99%	0.89%
Port Facilities	0.36%	0.39%
Theme Park	0.00%	3.98%
Financial Services	0.00%	1.84%
Health & Beauty - Distributor	0.00%	0.00%
Retail Store Fixtures	0.00%	0.00%
	130.16%	111.12%

The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries.  As of October 31, 2014, our largest investment, U.S. Gas, comprised 27.39% of our net assets and as of October 31, 2013 comprised 27.33% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.

10.                               Portfolio Investments (Restated)

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•                  Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We valued one of our investments using Level 1 inputs as of October 31, 2014.

•                  Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date, or within six months of the measurement date, are generally categorized as Level 2 investments.  We valued our short-term investment using Level 2 inputs as of October 31, 2014.

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

The following fair value hierarchy table sets forth our investment portfolio by level as of October 31, 2014 and 2013 (in thousands):

	October 31, 2014
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$129,129	$129,129
Common Stock	9,778	—	24,547	34,325
Preferred Stock	—	—	160,459	160,459
Warrants	—	—	713	713
Common Equity Interest	—	—	98,606	98,606
LP Interest	—	—	19,969	19,969
GP Interest	—	—	504	504
LLC Interest	—	—	3,992	3,992
Guarantee	—	—	(67)	(67)
Escrow receivables	—	—	—	—
Short-term investments	—	99,897	—	99,897
Total Investments, net	$9,778	$99,897	$437,852	$547,527

	October 31, 2013 (restated)
	Level 1	Level 2	Level 3	Total (restated)
Senior/Subordinated Loans and credit facilities	$—	$—	$113,153	$113,153
Common Stock	—	—	19,593	19,593
Preferred Stock	—	—	180,357	180,357
Warrants	—	—	220	220
Other Equity Investments	—	—	104,597	104,597
Escrow receivables	—	—	6,237	6,237
Short-term investments	—	49,827	—	49,827
Total Investments, net	$—	$49,827	$424,157	$473,984

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the fiscal year ended October 31, 2014 and October 31, 2013, there were no transfers in and out of Level 1 or 2.

The following tables sets forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the fiscal years ended October 31, 2014 and October 31, 2013 (in thousands):

	Balances, November 1, 2013	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, October 31, 2014
Senior/Subordinated Loans and credit facilities	$113,153	$(170)	$980	$(6,010)	$72,050	$(50,874)	$—	$129,129
Common Stock	19,593	—	—	4,190	764	—	—	24,547
Preferred Stock	180,357	13,000	(10,000)	(15,606)	19,469	(26,761)	—	160,459
Warrants	220	(34)	15	409	825	(722)	—	713
Common Equity Interest	82,539	—	—	(15,946)	32,013	—	—	98,606
LP Interest	11,384	—	—	3,465	5,120	—	—	19,969
GP Interest	288	—	—	85	131	—	—	504
LLC Interest	10,386	2,989	(4,128)	525	487	(6,267)	—	3,992
Guarantees	—	—	—	(67)	—	—	—	(67)
Escrow receivables	6,237	869	—	—	—	(7,106)	—	—
Total	$424,157	$16,654	$(13,133)	$(28,955)	$130,859	$(91,730)	$—	$437,852

	Balances, November 1, 2012	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3) (restated)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, October 31, 2013 (restated)
Senior/Subordinated Loans and credit facilities	$89,502	$152	$(2)	$(748)	$61,609	$(37,360)	$—	$113,153
Common Stock	69,686	48,281	(44,497)	6,924	5,487	(66,288)	—	19,593
Preferred Stock	138,089	(4,421)	4,505	11,893	30,388	(97)	—	180,357
Warrants	34	—	—	(102)	288	—	—	220
Other Equity Investments	107,685	—	—	(4,580)	1,522	(30)	—	104,597
Guarantees	(825)	—	—	825	—	—	—	—
Escrow receivables	991	(684)	—	—	6,311	(381)	—	6,237
Total	$405,162	$43,328	$(39,994)	$14,212	$105,605	$(104,156)	$—	$424,157

(1)         Included in net realized gain (loss) on investments in the Consolidated Statement of Operations.

(2)         Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities disposed of during the fiscal years ended October 31, 2014 and 2013, respectively.

(3)         Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statement of Operations related to securities held at October 31, 2014 and 2013, respectively.

(4)         Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for one or more new securities.

(5)         Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following table summarizes information about the Company’s Level 3 fair value measurements as of October 31, 2014 and October 31, 2013 (Fair Value is disclosed in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	10/31/2014	Valuation technique	Unobservable input	Low	High	average (a)

Common Stock (c) (d)	$24,547	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	100.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	12.6%	15.0%	12.6%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	5.0x	9.0x	5.0x
			Forward EBITDA Multiple	5.5x	5.5x	5.5x

Senior/Subordinated loans and credit facilities (b) (d)	$129,129	Adjusted Net Asset Approach	Discount to Net Asset Value	30.0%	30.0%	30.0%

		Market Approach	EBITDA Multiple	5.0x	10.2x	8.0x
			Forward EBITDA Multiple	5.0x	5.5x	5.1x
			Market Quotes	101.0%	101.0%	101.0%
			Discount to Forward EBITDA	15.0%	15.0%	15.0%

		Income Approach	Discount Rate	12.6%	12.6%	12.6%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%
			Required Rate of Return	9.2%	16.0%	11.7%

LP Interest	$19,969	Adjusted Net Asset Approach	Discount to Net Asset Value	N/A	N/A	N/A

GP Interest	$504	Adjusted Net Asset Approach	Discount to Net Asset Value	N/A	N/A	N/A

LLC Interest	$3,992	Market Approach	EBITDA Multiple	6.0x	6.0x	6.0x

Common Equity Interest	$98,606	Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			Forward EBITDA Multiple	7.0x	7.0x	7.0x
			EBITDA Multiple	5.0x	5.5x	5.2x
			Euros per TTM MWhr	€0.70	€0.70	€0.70
			Multiple of Book Value	1.0x	1.0x	1.0x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	8.0%	15.5%	13.5%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

Preferred Stock (c)	$160,459	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	9.0x	9.0x	9.0x
			% of AUM	1.06%	1.06%	1.06%
			Illiquidity Discount	30.0%	30.0%	30.0%
			Multiple of Book Value	1.0x	1.0x	1.0x
			EBT Multiple	16.1x	16.1x	16.1x
			Forward EBITDA Multiple	5.0x	5.0x	5.0x
			Discount to Forward EBITDA	15.0%	15.0%	15.0%

		Income Approach	Discount Rate	15.0%	16.6%	16.6%
			Perpetual Growth Rate of Free Cash Flow	2.5%	2.5%	2.5%

Warrants	$713	Market Approach	EBITDA Multiple	6.0x	6.0x	6.0x

		Income Approach	Discount Rate	21.5%	21.5%	NM
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	NM
			Illiquidity Discount	100.0%	100.0%	NM

		Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	NM

Guarantees	$(67)	Income Approach	Discount Rate	7.3%	7.3%	7.3%

Total	$437,852

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

 *  The above table excludes certain investments whose fair value is zero due to certain specific situations at the portfolio company level.

NM - Not Meaningful

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	10/31/2013 -(restated)	Valuation technique	Unobservable input	Low	High	average (a)

Common Stock (c) (d)	$19,593	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	100.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	13.3%	15.0%	13.3%

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	5.0x	9.0x	5.0x
			Forward EBITDA Multiple	5.5x	5.5x	5.5x

Senior/Subordinated loans and credit facilities (b) (d)	$113,153	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Multiple of Book Value	1.0x	1.0x	1.0x
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	EBITDA Multiple	5.0x	11.8x	6.4x
			Forward EBITDA Multiple	5.0x	5.0x	5.0x
			Market Quotes	100.0%	100.0%	100.0%

		Income Approach	Discount Rate	13.3%	13.5%	13.4%
			Required Rate of Return	15.0%	16.0%	15.4%

Other Equity Investments (d)	$104,597	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Multiple of Book Value	1.0x	1.0x	1.0x
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	EBIT Multiple	8.0x	8.0x	8.0x
			Discount to notional value of CLO equity	20.0%	20.0%	20.0%
			Revenue Multiple	2.0x	2.0x	2.0x
			Forward EBITDA Multiple	5.0x	8.0x	7.7x
			EBITDA Multiple	6.0x	7.7x	7.4x
			Euros per TTM MWhr	€0.70	€0.70	€0.70
			Euros per Expected MWhr new P50	€0.70	€0.70	€0.70

		Income Approach	Discount Rate	7.5%	17.3%	9.6%

Preferred Stock (c)	$180,357	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	$0.0	$0.0

		Market Approach	Revenue Multiple	2.0x	2.0x	0.3x
			EBITDA Multiple	5.0x	9.0x	6.5x
			% of AUM	0.8%	0.8%	0.8%
			Illiquidity Discount	30.0%	30.0%	30.0%

		Income Approach	Discount Rate	15.0%	16.5%	16.4%

Warrants	$220	Market Approach	EBITDA Multiple	11.8x	11.8x	11.8x

		Income Approach	Discount Rate	13.5%	23.8%	23.0%
			Illiquidity Discount	25.0%	25.0%	25.0%

		Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%

Escrow Receivables	$6,237	Adjusted Net Asset Approach	Discount to Net Asset Value	6.0%	100.0%	7.4%

Total	$424,157

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

For the Fiscal Year Ended October 31, 2014

During the year ended October 31, 2014, the Company made four new investments, committing capital totaling approximately $48.4 million.  The investments were made in G3K ($6.0 million), Inland ($15.0 million), Equus ($4.4 million) and Custom Alloy ($23.0 million).

During the year ended October 31, 2014, the Company made 20 follow-on investments into 13 existing portfolio companies totaling approximately $57.4 million.  On November 13, 2013, the Company loaned $4.0 million to Security Holdings in the form of a 5% cash bridge loan with a maturity date of February 15, 2014.  On November 19, 2013, the Company increased its common equity interest in Centile by $100,000.  Also on November 19, 2013, the Company invested $5.0 million into MVC Automotive in the form of common equity interest and converted its bridge loan of approximately $1.8 million, including accrued interest, to common equity interest.  On December 23, 2013, the Company made a senior secured loan of $3.3 million to RuMe with a cash interest rate of 12% and a maturity date of April 4, 2014.  The Company also purchased warrants for shares of common stock in RuMe for a nominal amount and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On January 2, 2014, the Company loaned $7.0 million to Morey’s, increasing its second lien loan amount to $15.0 million.  The interest rate on the total loan was increased to 10% cash and 3% PIK.  On March 5, 2014, the Company invested an additional $4.0 million into MVC Automotive in the form of common equity interest.  On March 10, 2014, the Company exercised its warrant in RuMe at a cost of approximately $43,000 and received 4,297,549 shares of common stock.  On March 5, 2014 and April 1, 2014, the Company contributed a total of approximately $2.8 million to the PE Fund related to expenses, an additional investment in Plymouth Rock Energy, LLC and an investment in Advanced Oilfield Services, LLC.  On April 1, 2014, the Company loaned $1.5 million to Marine in the form of a second lien loan with an interest rate of 11%.  The loan matured on June 30, 2014.  On May 2, 2014, the Company loaned $1.5 million to SCSD in the form of a secured loan.  The loan has an interest rate of 12% and a maturity date of May 2, 2019.  On May 7, 2014, the Company converted RuMe’s $3.3 million senior secured loan and accrued interest of approximately $161,000 into 23,896,634 shares of series C preferred stock.  On May 9, 2014, the Company loaned an additional $500,000 to Biovation increasing the total amount outstanding on the bridge loan to $3.8 million and extended the maturity date of the loan to October 31, 2014. The Company also received a warrant at no cost and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.  On May 14, 2014, the Company signed a share exchange agreement with Equus, another publicly traded business development company, as part of a plan of reorganization adopted by the Equus Board of Directors. Under the terms of the reorganization, Equus will pursue a merger or consolidation with the Company, a subsidiary of the Company, or one or more of the Company’s portfolio companies. Absent Equus merging or consolidating with/into the Company itself (whereby the Company would own a majority of Equus shares), the current intention is for Equus to (i) be restructured into a publicly-traded operating company focused on the energy and/or financial services sectors and (ii) seek to terminate its election as a business development company. Pursuant to the share exchange agreement, the Company has received 2,112,000 shares of Equus in exchange for 395,839 shares of the Company. The exchange was calculated based upon each company’s respective net asset value per share published at that time. As part of the reorganization, the Company may acquire additional Equus shares from time to time, either through Equus’ direct sale of newly issued shares to the Company or through the purchase of outstanding Equus shares. The Company continues to discuss reorganization options with Equus.  As a result of the restatement for the quarter ending July 31, 2014, the Company has a liability to Equus of $221,424 for additional shares and dividends due to Equus.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  Also, as part of the Equus plan of reorganization, on May 21, 2014, June 3, 2014 and June 12, 2014, the Company purchased 512,557, 850,000 and 970,087 additional outstanding common shares of Equus, respectively, at a cost of approximately $1.2 million, $2.1 million and $2.4 million, respectively.  On May 27, 2014, the Company purchased 2,893 common shares of Ohio Medical from Champlain Capital Partners at a nominal cost.  On May 30, 2014, the Company loaned $3.0 million to U.S. Gas.  The loan has an interest rate of 14% and a maturity date of July 1, 2018.  On August 26, 2014, the Company invested $12.7 million in Security Holdings for additional common equity interest.  On September 30, 2014, the Company loaned $4.0 million to Biogenics in the form of a secured loan.  The loan has a 16% interest rate and matures on September 30, 2015.  On October 7, 2014, the Company contributed a total of approximately $2.4 million to the PE Fund related to an investment in AccuMed Corp.  As of October 31, 2014, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc., Advanced Oilfield Services, LLC and AccuMed Corp.

On November 1, 2013, Turf repaid its $1.0 million junior revolving note in full, including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  Turf also made a $4.5 million principal payment on its senior subordinated loan, resulting in an outstanding balance of approximately $3.9 million as of October 31, 2014.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank.  The guarantee was valued at negative $67,000 at October 31, 2014.

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

On April 14, 2014, the Company agreed to provide G3K a $10.0 million loan in three installments and made its first loan of $6.0 million. The closing of the Company’s G3K investment and first loan occurred following extensive due diligence, including receipt of an unqualified audit report on G3K’s financial statements and a separate quality of earnings review by an accounting firm.  The Company has initiated legal action in the Superior Court of New Jersey, Chancery Division, against G3K, its three shareholders and certain corporate officers for fraudulently misrepresenting G3K’s financial records in order to secure financing from the Company.  The Company is working diligently seeking to uncover the full extent of what it believes to be a highly sophisticated fraud and is seeking to recover loan proceeds. All legal options available are being examined.  The Company did recover $375,000 in principal prior to October 31, 2014.  The loan had an outstanding balance of approximately $5.6 million and had a fair value of $0 as of October 31, 2014.

On May 1, 2014, the Company converted the JSC Tekers $12.0 million secured loan and accrued interest to preferred equity.  The cost and fair value assigned to the preferred equity was approximately $11.8 million.  As a result of the loan conversion, the Company realized a loss of approximately $190,000.

On May 19, 2014, the Company loaned an additional $2.0 million to Inland.  The total amount outstanding of the senior secured loan as of October 31, 2014 was $15.0 million.

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

On July 1, 2014, Marine repaid its $11.7 million senior subordinated and $1.5 million second lien loans in full including all accrued interest.  The 20,000 shares of Marine’s preferred stock was also sold for approximately $3.8 million, which resulted in no gain or loss from the sale. During the fiscal year ended October 31, 2014, the Company received dividends of approximately $760,000 from Marine.

On July 29, 2014, the Company sold its limited liability company interest in Octagon for approximately $6.3 million resulting in a realized gain of approximately $3.2 million.

On September 2, 2014, Security Holdings repaid its $4.0 million bridge loan in full, including all accrued interest.

On October 3, 2014, Freshii repaid its $1.1 million senior secured loan in full, including all accrued interest.  With this repayment and the removal of the warrant associated with Freshii, the Company recorded a net realized loss of approximately $14,000.

On October 8, 2014, the Company received approximately $6.3 million in proceeds related to the Summit escrow which was fair valued at approximately $5.9 million, resulting in a realized gain of approximately $377,000.

On October 31, 2014, the Company redeemed its convertible series A and series B preferred shares of Custom Alloy for $23.0 million, which resulted in a realized gain of $13.0 million.  The Company then reinvested $23.0 million in Custom Alloy in the form of a second lien loan with an interest rate of 11% and a maturity date of April 30, 2020.

During the fiscal year ended October 31, 2014, Custom Alloy made $1.0 million of principal payments on its loan.

During the fiscal year ended October 31, 2014, the Company received a dividend of approximately $67,000 from NPWT.

During the quarter ended January 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $18,000 and series B preferred stock by approximately $4.0 million, NPWT common stock by $1,000 and preferred stock by $34,000, SGDA Europe equity interest by approximately $649,000, Vestal common stock by $3.0 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million, Biovation warrants by $162,000, and Freshii warrant by approximately $15,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,008,665.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $949,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Centile equity interest by $29,000, Security Holdings equity interest by $304,000, Octagon equity interest by approximately $1.2 million, MVC Automotive equity interest by approximately $3.2 million, Velocitius equity interest by approximately $1.9 million, Biovation bridge loan by approximately $102,000, Foliofn, Inc. preferred stock by approximately $1.1 million, Turf guarantee by $92,000 and Tekers common stock by $12,000.  Also, during the quarter ended January 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $101,000.

During the quarter ended April 30, 2014, the Valuation Committee increased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by $127,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $900,000, Octagon equity interest by approximately $1.1 million, Security Holdings equity interest by $422,000, PrePaid Legal loan by $100,000, Centile equity interest by

$57,000, Freshii warrant by approximately $8,000 and Tekers common stock by $7,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,118,793.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $987,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $6,000 and series B preferred stock by approximately $1.3 million, SGDA Europe equity interest by approximately $111,000, MVC Automotive equity interest by approximately $3.4 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $4,000 and preferred stock by approximately $70,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $606,000 and the Biovation bridge loan by approximately $20,000. Also, during the quarter ended April 30, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased only the cost basis of this investment by approximately $181,000.

During the quarter ended July 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $359,000, Vestal common stock by approximately $1.5 million, RuMe series C preferred stock by approximately $75,000, Biogenic senior convertible note by $275,000, MVC Automotive equity interest by approximately $4.4 million, Biovation bridge loan by approximately $103,000 and Advantage preferred stock by $96,000. In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,094,938.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.0 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by approximately $109,000, Velocitius equity interest by approximately $198,000, Octagon equity interest by approximately $730,000, Ohio Medical series A preferred stock by $800,000, NPWT common stock by $5,000 and preferred stock by $104,000, Tekers common stock by $111,000, SGDA Europe equity interest by approximately $2.5 million, Security Holdings equity interest by $564,000, Centile equity interest by $76,000, JSC Tekers common and preferred stock by approximately $499,000 and the Biovation warrants by approximately $232,000. Also, during the quarter ended July 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis of this investment by approximately $204,000.

During the quarter ended October 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $76,000, Centile equity interest by $165,000, Security Holdings equity interest by $2.1 million, RuMe series C preferred stock by approximately $800,000, Biogenic senior convertible note by $30,000, Advantage preferred stock by $125,000, Summit loan by approximately $253,000, Turf equity interest by $525,000, Turf guarantee by approximately $25,000 and Morey’s loan by approximately $253,000.  In addition, increases in the cost basis and fair value of the loans to Summit, Freshii, Biogenic, Morey’s, Inland and U.S. Gas were due to the capitalization of PIK interest totaling $706,601.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by approximately $16,000, MVC Automotive equity interest by approximately $4.5 million, NPWT common stock by approximately $1,000 and preferred stock by approximately $20,000, Velocitius equity interest by approximately $5.7 million, Biovation warrants by $240,000, SGDA Europe equity interest by approximately $584,000, Biovation bridge loan by approximately $420,000, Tekers common stock by $136,000, JSC Tekers common and preferred stock by approximately $5.1 million and the Turf loan by approximately $31,000.

During the fiscal year ended October 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $12,000 and series B preferred stock by approximately $2.7 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $3.6 million, Centile equity interest by $117,000, PrePaid Legal loan by $100,000, Freshii warrant by approximately $23,000, Security Holdings equity interest by $1.7 million, RuMe series C preferred stock by approximately $875,000, Biogenic senior convertible note by $305,000, Advantage preferred stock by $221,000, Summit loan by approximately $253,000, Turf equity interest by $525,000, Morey’s loan by approximately $253,000 and Vestal common stock by approximately $4.5 million.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biogenic, Morey’s, Inland and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $3,928,997.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $4.0 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by approximately $1.1 million, MVC Automotive equity interest by approximately $6.7 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $9,000 and preferred stock by approximately $160,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $8.4 million, Ohio Medical series A preferred stock by $800,000, Biovation warrants by $311,000, SGDA Europe equity interest by approximately $2.6 million, Biovation bridge loan by approximately $439,000, Octagon equity interest by approximately $750,000, Tekers common stock by $252,000, JSC Tekers common and preferred stock by approximately $5.6 million, Turf loan by approximately $31,000 and the Turf guarantee by approximately $67,000.  Also, during the fiscal year ended October 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon totaled approximately $486,000.  The $486,000 increased the cost basis and $101,000 increased the fair value of this investment.

At October 31, 2014, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $447.6 million with a cost basis of $440.0 million.  At October 31, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.7 million and $416.2 million, respectively.  At October 31, 2013, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $417.9 million with a cost basis of $372.0 million.  At October 31, 2013, the fair value and cost basis of the Legacy Investments was $7.0 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $410.9 million and $348.2 million, respectively.

For the Fiscal Year Ended October 31, 2013 (Restated)

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

During the quarter ended January 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $4,000 and series B preferred stock by approximately $836,000, Turf equity interest by $180,000, Octagon equity interest by $450,000, Tekers common stock by $234,000, Vestal common stock by approximately $1.7 million, Pre-Paid Legal term loans A and B by a total of approximately $119,000, RuMe preferred stock by $423,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $12,000, Centile equity interest by $90,000 and Security Holdings equity interest by $3.0 million.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $648,977.  The Valuation Committee also decreased the fair value of the Company’s investments in SGDA Europe equity interest by approximately $4.8 million, MVC Automotive equity interest by approximately $15.1 million, HH&B common stock by $100,000, NPWT preferred stock by approximately $84,000 due to the distribution received, and Velocitius equity interest by approximately $1.1 million.  The Valuation Committee also determined to increase the liability associated with the Ohio Medical guarantee by $350,000.  Also, during the quarter ended January 31, 2013, the undistributed allocation of flow through losses from the Company’s equity investment in Octagon decreased the cost basis and fair value of this investment by approximately $30,000.

During the quarter ended April 30, 2013, the Valuation Committee increased the fair value of the Company’s investments in NPWT preferred and common stock by a total of approximately $70,000, Security Holdings equity interest by approximately $4.0 million, SGDA Europe equity interest by approximately $762,000, Turf equity interest by $412,000, Vestal common stock by approximately $1.4 million, Centile equity interest by $505,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $1.7 million and Freshii warrant by approximately $5,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $453,990.  The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical Preferred stock by $4.6 million, Tekers common stock by $218,000, MVC Automotive equity interest by approximately $552,000, Velocitius equity interest by approximately $1.2 million, JSC Tekers secured loan by $1.0 million and the Biovation loan and warrant by a total of approximately $50,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee, which had a fair value as of January 31, 2013 of approximately $1.2 million.  Also, during the quarter ended April 30, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $110,000.

During the quarter ended July 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $22,000 and series B preferred stock by approximately $5.0 million, Security Holdings equity interest by approximately $1.9 million, U.S. Gas convertible series I preferred stock by $11.6 million, Vestal common stock by $1.0 million, Centile equity interest by $474,000 and the Biovation bridge loan by approximately $135,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biovation and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,198,394.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $201,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in NPWT preferred and common stock by a total of approximately $210,000, MVC Automotive equity interest by approximately $1.3 million, SGDA Europe equity interest by approximately $365,000, Velocitius equity interest by approximately $116,000, Freshii warrant by approximately $8,000, Biovation warrant by $82,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $85,000.  Also, during the quarter ended July 31, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $70,000.

During the quarter ended October 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $18,000 and series B preferred stock by approximately $4.1 million, Security Holdings equity interest by approximately $3.4 million, Vestal common stock by $2.7 million, Centile equity interest by $568,000, MVC Automotive equity interest by approximately $879,000, NPWT preferred and common stock by a total of approximately $19,000, SGDA Europe equity interest by approximately $615,000, Velocitius equity interest by approximately $505,000, Tekers common stock by $214,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $649,000, Pre-Paid Legal second lien loan by approximately $144,000 and the Biovation bridge loan by approximately $87,000.  In addition, increases in the cost basis and fair value of the loans to Marine, Summit, Freshii, Biovation and U.S. Gas, Biogenic and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $968,538.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $900,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in the Freshii warrant by approximately $12,000, RuMe preferred stock by $750,000, Ohio Medical Preferred stock by $1.9 million and Foliofn preferred stock by approximately $3.8 million.  Also, during the quarter ended October 31, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $97,000.

During the year ended October 31, 2013, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $44,000 and series B preferred stock by approximately $9.9 million, Octagon equity interest by $450,000, Pre-Paid Legal term loans A and B by a total of approximately $119,000, Security Holdings equity interest by approximately $12.2 million, Turf equity interest by $592,000, Vestal common stock by approximately $6.8 million, U.S. Gas convertible series I preferred stock by $11.6 million, Pre-Paid Legal second lien loan by approximately $144,000, Centile equity interest by $1.7 million, Biovation loan by approximately $177,000, Tekers common stock by $230,000 and the MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million.  In addition, increases in the cost basis and fair value of the loans to Custom Alloy, Marine, Summit, Freshii, Biogenic and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $3,269,909.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Ohio Medical Preferred stock by $6.5 million, MVC Automotive equity interest by approximately $16.1 million, SGDA Europe equity interest by approximately $3.8 million, NPWT preferred and common stock by a total of approximately $205,000, Freshii warrant by approximately $15,000, Foliofn preferred stock by approximately $3.8 million, RuMe preferred stock by $327,000, HH&B common stock by $100,000, Velocitius equity interest by approximately $1.9 million, JSC Tekers secured loan by $1.0 million and the Biovation warrant by $87,000.  The Valuation Committee also determined to remove the liability associated with the Ohio Medical guarantee which had a net change of $825,000.  Also, during the year ended October 31, 2013, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $247,000.

At October 31, 2013, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $417.9 million with a cost basis of $372.0 million.  At October 31, 2013, the fair value and cost basis of the Legacy Investments was $7.0 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $410.9 million and $348.2 million, respectively.  At October 31, 2012, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $404.2 million with a cost basis of $332.4 million.  At October 31,

2012, the fair value and cost basis of the Legacy Investments were $10.8 million and $30.3 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team were $393.4 million and $302.1 million, respectively.

11.                               Commitments and Contingencies

Commitments to/for Portfolio Companies:

At October 31, 2014 and October 31, 2013, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at October 31, 2014
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2013
Turf Revolver	$1.0 million	$1.0 million
MVC Private Equity Fund LP	$20.1 million	$9.3 million
Total	$21.1 million	$10.3 million

Guarantees

As of October 31, 2014 and October 31, 2013, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at October 31, 2014
MVC Automotive	$5.0 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$6.0 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2013
MVC Automotive	$5.4 million	—
Tekers	$68,000	—
Total	$5.5 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At October 31, 2014, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be negative $67,000.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee did not have an outstanding balance as of October 31, 2014.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $5.0 million at October 31, 2014) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC

Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of October 31, 2014 is approximately 6.3 million Euro (equivalent to approximately $7.8 million).

On July 31, 2008, the Company extended a $1.0 million loan to Turf in the form of a secured junior revolving note.  The note had an annual interest at 6.0% and was to expire on January 31, 2014.  On November 1, 2013, Turf repaid its junior revolving note in full including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of negative $67,000 as of October 31, 2014.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of October 31, 2014, $14.6 million of the Company’s commitment has been contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A. (equivalent to approximately $6.3 million at October 31, 2014), which is classified as restricted cash on the Company’s consolidated balance sheet.  This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, the Company pledged its common stock and series A convertible preferred stock of Ohio Medical to collateralize a loan made to Ohio Medical by another financial institution.  On June 27, 2013, the Company pledged its series C convertible preferred stock of Ohio Medical to further collateralize the same third party loan made to Ohio Medical in 2011.

On April 17, 2014, the Company loaned $13.0 million of its $15.0 million commitment to Inland in the form of a senior secured loan with a cash interest rate of 12% and a maturity date of April 17, 2019.  The Company also received warrants for shares of common stock in Inland and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On May 19, 2014, the Company loaned the remaining $2.0 million to Inland, which increased the total amount outstanding as of October 31, 2014 to $15.0 million.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of October 31, 2014, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $115.3 million. The market value of the Senior Notes is based on the closing price of the security as of October 31, 2014 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). At October 31, 2013, the balance of Credit Facility II was $50.0 million.  On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On July 30, 2014, Credit Facility II was renewed for an additional one-year period.  Credit Facility II will now expire on July 31, 2015, at which time all outstanding amounts under it will be due and payable.  During the fiscal year ended October 31, 2014, the Company’s net borrowings on Credit Facility II were $50.0 million, resulting in an outstanding balance of $100 million at October 31, 2014.  Credit Facility II will be used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

The Company enters into contracts with Portfolio Companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

12.                               Selected Quarterly Data (Unaudited) (Restated)

MVC Capital, Inc.

Consolidated Balance Sheets

	January 31, 2014	April 30, 2014	July 31, 2014
	(restated)	(restated)	(restated)	October 31, 2014

ASSETS

Assets
Cash and cash equivalents	$55,049,730	$23,124,065	$29,105,583	$17,172,464
Restricted cash and cash equivalents	6,743,000	6,933,500	6,694,500	6,265,500
Investments at fair value
Short-term investments	99,777,105	—	—	99,897,404
Non-control/Non-affiliated investments	81,144,593	95,093,412	93,398,599	126,303,048
Affiliate investments	227,640,549	220,629,030	197,472,136	173,682,927
Control investments	127,041,601	131,700,347	154,316,356	147,644,189
Total investments at fair value	535,603,848	447,422,789	445,187,091	547,527,568
Receivable on sale of short-term investments	—	99,783,203	99,698,193	—
Escrow receivables, net of reserves	5,936,928	5,936,928	5,936,928	—
Dividends and interest receivables, net of reserves	3,909,563	4,236,637	1,286,429	1,188,398
Deferred financing fees	3,141,895	3,051,835	3,095,180	2,972,864
Fee and other receivables	2,607,037	1,925,720	1,830,048	1,939,827
Prepaid expenses	565,086	508,708	399,088	646,801

Total assets	$613,557,087	$592,923,385	$593,233,040	$577,713,422

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$114,408,750	$114,408,750	$114,408,750	$114,408,750
Revolving credit facility	100,000,000	100,000,000	100,000,000	100,000,000
Provision for incentive compensation	19,918,473	16,504,667	17,072,435	14,733,887
Management fee payable	1,754,610	1,678,124	1,516,184	1,474,223
Management fee payable - Asset Management	838,347	1,069,880	261,223	296,812
Accrued expenses and liabilities	769,915	650,067	342,183	456,148
Professional fees payable	500,499	820,631	1,133,054	1,309,085
Interest payable	371,915	374,387	371,789	374,875
Portfolio fees payable - Asset Management	141,084	375,802	197,706	436,791
Consulting fees payable	135,511	115,983	125,229	97,250
Taxes payable	564	541	780	1,219
Liability for share exchange	—	—	219,567	221,424

Total liabilities	238,839,668	235,998,832	235,648,900	233,810,464

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 22,702,821 shares outstanding at October 31, 2014	283,044	283,044	283,044	283,044
Additional paid-in-capital	420,165,045	423,933,478	420,895,987	421,037,726
Accumulated earnings	69,465,593	69,078,307	71,496,613	83,996,734
Dividends paid to stockholders	(107,590,867)	(110,623,617)	(113,688,497)	(116,753,378)
Accumulated net realized loss	(2,438,594)	(1,716,744)	955,008	2,697,840
Net unrealized appreciation	49,275,650	32,521,624	32,938,191	7,937,198
Treasury stock, at cost, 5,686,760 shares held at October 31, 2014	(54,442,452)	(56,551,539)	(55,296,206)	(55,296,206)
Total shareholders’ equity	374,717,419	356,924,553	357,584,140	343,902,958

Total liabilities and shareholders’ equity	$613,557,087	$592,923,385	$593,233,040	$577,713,422

Net asset value per share	$16.57	$15.89	$15.75	$15.15

Impact of Restatement and Correction Adjustments on the January 31, 2014, April 30, 2014 and July 31, 2014 Consolidated Balance Sheets

The following tables present the impact of the restatement and correction adjustments on our Consolidated Balance Sheets as of January 31, 2014, April 30, 2014 and July 31, 2014:

MVC Capital, Inc.

Consolidated Balance Sheets

	As of January 31, 2014
	As published	Adjustments	As Restated

ASSETS

Assets
Cash and cash equivalents	$55,049,730	$—	$55,049,730
Restricted cash and cash equivalents	6,743,000	—	6,743,000
Investments at fair value
Short-term investments (cost $99,703,383)	99,777,105	—	99,777,105
Non-control/Non-affiliated investments (cost $99,750,278)	81,144,593	—	81,144,593
Affiliate investments (cost $137,224,491)	229,576,433	(1,935,884)	227,640,549
Control investments (cost $149,650,046)	148,078,601	(21,037,000)	127,041,601
Total investments at fair value (cost $486,328,198)	558,576,732	(22,972,884)	535,603,848
Escrow receivables, net of reserves	5,936,928	—	5,936,928
Dividends and interest receivables, net of reserves	3,909,563	—	3,909,563
Deferred financing fees	3,141,895	—	3,141,895
Fee and other receivables	2,607,037	—	2,607,037
Prepaid expenses	565,086	—	565,086

Total assets	$636,529,971	$(22,972,884)	$613,557,087

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$114,408,750	$—	$114,408,750
Revolving credit facility	100,000,000	—	100,000,000
Provision for incentive compensation	24,513,050	(4,594,577)	19,918,473
Management fee payable	2,303,942	(549,332)	1,754,610
Management fee payable - Asset Management	838,347	—	838,347
Accrued expenses and liabilities	769,915	—	769,915
Professional fees payable	500,499	—	500,499
Interest payable	371,915	—	371,915
Portfolio fees payable - Asset Management	141,084	—	141,084
Consulting fees payable	135,511	—	135,511
Taxes payable	564	—	564

Total liabilities	243,983,577	(5,143,909)	238,839,668

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 22,617,688 shares outstanding at January 31, 2014	283,044	—	283,044
Additional paid-in-capital	420,165,045	—	420,165,045
Accumulated earnings	64,321,684	5,143,909	69,465,593
Dividends paid to stockholders	(107,590,867)	—	(107,590,867)
Accumulated net realized loss	(2,438,594)	—	(2,438,594)
Net unrealized appreciation	72,248,534	(22,972,884)	49,275,650
Treasury stock, at cost, 5,686,760 shares held	(54,442,452)	—	(54,442,452)
Total shareholders’ equity	392,546,394	(17,828,975)	374,717,419

Total liabilities and shareholders’ equity	$636,529,971	$(22,972,884)	$613,557,087

Net asset value per share	$17.36	$(0.79)	$16.57

MVC Capital, Inc.

Consolidated Balance Sheets

	As of April 30, 2014
	As published	Adjustments	As Restated

ASSETS

Assets
Cash and cash equivalents	$23,124,065	$—	$23,124,065
Restricted cash and cash equivalents	6,933,500	—	6,933,500
Investments at fair value
Short-term investments (cost $0)	—	—	—
Non-control/Non-affiliated investments (cost $119,215,249)	95,093,412	—	95,093,412
Affiliate investments (cost $139,232,093)	223,025,960	(2,396,930)	220,629,030
Control investments (cost $156,453,823)	145,006,347	(13,306,000)	131,700,347
Total investments at fair value (cost $414,901,165)	463,125,719	(15,702,930)	447,422,789
Receivable on sale of short-term investments	99,783,203	—	99,783,203
Escrow receivables, net of reserves	5,936,928	—	5,936,928
Dividends and interest receivables, net of reserves	4,236,637	—	4,236,637
Deferred financing fees	3,051,835	—	3,051,835
Fee and other receivables	1,925,720	—	1,925,720
Prepaid expenses	508,708	—	508,708

Total assets	$608,626,315	$(15,702,930)	$592,923,385

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$114,408,750	$—	$114,408,750
Revolving credit facility	100,000,000	—	100,000,000
Provision for incentive compensation	19,645,253	(3,140,586)	16,504,667
Management fee payable	2,305,971	(627,847)	1,678,124
Management fee payable - Asset Management	1,069,880	—	1,069,880
Professional fees payable	820,631	—	820,631
Accrued expenses and liabilities	650,067	—	650,067
Portfolio fees payable - Asset Management	375,802	—	375,802
Interest payable	374,387	—	374,387
Consulting fees payable	115,983	—	115,983
Taxes payable	541	—	541

Total liabilities	239,767,265	(3,768,433)	235,998,832

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 22,464,814 shares outstanding at April 30, 2014	283,044	—	283,044
Additional paid-in-capital	420,165,045	3,768,433	423,933,478
Accumulated earnings	69,078,307	—	69,078,307
Dividends paid to stockholders	(110,623,617)	—	(110,623,617)
Accumulated net realized loss	(1,716,744)	—	(1,716,744)
Net unrealized appreciation	48,224,554	(15,702,930)	32,521,624
Treasury stock, at cost, 5,839,634 shares held	(56,551,539)	—	(56,551,539)
Total shareholders’ equity	368,859,050	(11,934,497)	356,924,553

Total liabilities and shareholders’ equity	$608,626,315	$(15,702,930)	$592,923,385

Net asset value per share	$16.42	$(0.53)	$15.89

MVC Capital, Inc.

Consolidated Balance Sheets

	As of July 31, 2014
	As published	Adjustments	As Restated

ASSETS

Assets
Cash and cash equivalents	$29,105,583	$—	$29,105,583
Restricted cash and cash equivalents	6,694,500	—	6,694,500
Investments at fair value
Short-term investments (cost $0)	—	—	—
Non-control/Non-affiliated investments (cost $117,598,667)	93,398,599	—	93,398,599
Affiliate investments (cost $122,831,153)	200,673,576	(3,201,440)	197,472,136
Control investments (cost $171,819,080)	154,823,356	(507,000)	154,316,356
Total investments at fair value (cost $412,248,900)	448,895,531	(3,708,440)	445,187,091
Receivable on sale of short-term investments	99,698,193	—	99,698,193
Escrow receivables, net of reserves	5,936,928	—	5,936,928
Dividends and interest receivables, net of reserves	1,286,429	—	1,286,429
Deferred financing fees	3,095,180	—	3,095,180
Fee and other receivables	1,830,048	—	1,830,048
Prepaid expenses	399,088	—	399,088

Total assets	$596,941,480	$(3,708,440)	$593,233,040

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$114,408,750	$—	$114,408,750
Revolving credit facility	100,000,000	—	100,000,000
Provision for incentive compensation	17,814,123	(741,688)	17,072,435
Management fee payable	2,162,573	(646,389)	1,516,184
Management fee payable - Asset Management	261,223	—	261,223
Professional fees payable	1,133,054	—	1,133,054
Accrued expenses and liabilities	342,183	—	342,183
Liability for share exchange	—	219,567	219,567
Portfolio fees payable - Asset Management	197,706	—	197,706
Interest payable	371,789	—	371,789
Consulting fees payable	125,229	—	125,229
Taxes payable	780	—	780

Total liabilities	236,817,410	(1,168,510)	235,648,900

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 22,702,821 shares outstanding at July 31, 2014	283,044	—	283,044
Additional paid-in-capital	421,115,554	(219,567)	420,895,987
Accumulated earnings	70,108,536	1,388,077	71,496,613
Dividends paid to stockholders	(113,688,497)	—	(113,688,497)
Accumulated net realized loss	955,008	—	955,008
Net unrealized appreciation	36,646,631	(3,708,440)	32,938,191
Treasury stock, at cost, 5,601,627 shares held	(55,296,206)	—	(55,296,206)
Total shareholders’ equity	360,124,070	(2,539,930)	357,584,140

Total liabilities and shareholders’ equity	$596,941,480	$(3,708,440)	$593,233,040

Net asset value per share	$15.86	$(0.11)	$15.75

MVC Capital, Inc.

Consolidated Statements of Operations

	Q1 2014	Q2 2014	Q3 2014
	(restated)	(restated)	(restated)	Q4 2014
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$190	$69,390	$187	$189
Affiliate investments	106,323	36,149	736,873	(11,429)
Total dividend income	106,513	105,539	737,060	(11,240)

Payment-in-kind dividend income
Affiliate investments	—	72,300	73,746	70,882
Total payment-in-kind dividend income	—	72,300	73,746	70,882

Interest income
Non-control/Non-affiliated investments	1,303,394	1,389,257	2,062,925	2,319,294
Affiliate investments	1,076,169	1,330,673	86,587	262,877
Control investments	95,305	96,493	44,313	117,733
Total interest income	2,474,868	2,816,423	2,193,825	2,699,904

Payment-in-kind interest income
Non-control/Non-affiliated investments	782,066	852,407	827,099	597,005
Affiliate investments	246,873	251,784	83,534	174,763
Control investments	39,272	37,992	91,295	(12,749)
Total payment-in-kind interest income	1,068,211	1,142,183	1,001,928	759,019

Fee income
Non-control/Non-affiliated investments	504	300,487	504	4,898
Affiliate investments	230,000	230,001	240,834	231,500
Control investments	80,750	80,749	80,751	80,751
Total fee income	311,254	611,237	322,089	317,149

Fee income - Asset Management[1]
Portfolio fees	141,435	454,392	203,736	514,878
Management Fees	308,775	308,710	75,548	(97,499)
Total fee income - Asset Management	450,210	763,102	279,284	417,379

Other (loss) Income	202,198	351,571	408,483	71,308

Total operating income	4,613,254	5,862,355	5,016,415	4,324,401

Operating Expenses:
Management fee	2,189,078	2,227,455	2,144,031	2,120,611
Interest and other borrowing costs	2,255,510	2,405,389	2,426,105	2,355,462
Management fee - Asset Management	231,581	231,533	16,408	(125,224)
Legal fees	138,000	152,000	326,000	309,000
Audit fees	162,400	161,700	154,100	156,000
Other expenses	140,738	(36,941)	160,738	146,731
Consulting fees	135,151	124,251	139,251	76,751
Portfolio fees - Asset Management	106,076	340,794	152,802	386,159
Directors fees	103,125	103,125	96,375	98,000
Insurance	86,700	86,700	86,700	85,920
Administration	64,675	61,448	71,998	61,230
Public relations fees	51,000	51,000	51,000	45,000
Printing and postage	25,806	24,083	10,327	(38,864)
Incentive compensation	434,851	(3,413,806)	567,768	(2,338,548)

Total operating expenses	6,124,691	2,518,731	6,403,603	3,338,228

Less: Voluntary Expense Waiver by Adviser	(37,500)	(37,500)	(37,500)	(37,500)
Less: Voluntary Management Fee Waiver by Adviser	—	—	—	—

Total waivers	(37,500)	(37,500)	(37,500)	(37,500)

Net operating income before taxes	(1,473,937)	3,381,124	(1,349,688)	1,023,673

Tax Expenses:
Current tax expense	900	(23)	439	439

Total tax expense	900	(23)	439	439

Net operating income	(1,474,837)	3,381,147	(1,350,127)	1,023,234

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized (loss) gain on investments
Short-term investments	—	338,448	(307,933)	(30,515)
Non-control/Non-affiliated investments	(237,139)	383,402	—	(722,026)
Affiliate investments	—	—	2,979,685	13,000,001
Control investments	—	—	—	1,115,855

Total net realized (loss) gain on investments	(237,139)	721,850	2,671,752	13,363,315

Net change in unrealized appreciation (depreciation) on investments	3,397,190	(16,754,026)	416,567	(25,000,993)

Net realized and unrealized gain (loss) on investments	3,160,051	(16,032,176)	3,088,319	(11,637,678)

Net increase (decrease) in net assets resulting from operations	$1,685,214	$(12,651,029)	$1,738,192	$(10,614,444)

Net increase (decrease) in net assets per share resulting from operations	$0.08	$(0.57)	$0.07	$(0.46)

Dividends declared per share	$0.135	$0.135	$0.135	$0.135

Weighted average number of shares outstanding	22,617,688	22,541,251	22,699,020	22,632,584

Impact of Restatement and Correction Adjustments on the January 31, 2014, April 30, 2014 and July 31, 2014 Quarter-to-Date and Year-to-Date Consolidated Statement of Operations

The following tables present the impact of the restatement and correction adjustments on our quarter-to-date and year-to-date Consolidated Statements of Operations for the periods ending January 31, 2014, April 30, 2014 and July 31, 2014:

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Quarter Ended January 31, 2014
	As published	Adjustments	Restated
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$190	$—	$190
Affiliate investments	106,323	—	106,323
Total dividend income	106,513	—	106,513

Payment-in-kind dividend income
Affiliate investments	—	—	—
Total payment-in-kind dividend income	—	—	—

Interest income
Non-control/Non-affiliated investments	1,303,394	—	1,303,394
Affiliate investments	1,076,169	—	1,076,169
Control investments	95,305	—	95,305
Total interest income	2,474,868	—	2,474,868

Payment-in-kind interest income
Non-control/Non-affiliated investments	782,066	—	782,066
Affiliate investments	246,873	—	246,873
Control investments	39,272	—	39,272
Total payment-in-kind interest income	1,068,211	—	1,068,211

Fee income
Non-control/Non-affiliated investments	504	—	504
Affiliate investments	230,000	—	230,000
Control investments	80,750	—	80,750
Total fee income	311,254	—	311,254

Fee income - Asset Management[1]
Portfolio fees	141,435	—	141,435
Management Fees	308,775	—	308,775
Total fee income - Asset Management	450,210	—	450,210

Other income	202,198	—	202,198

Total operating income	4,613,254	—	4,613,254

Operating Expenses:
Management fee	2,303,942	(114,864)	2,189,078
Interest and other borrowing costs	2,255,510	—	2,255,510
Management fee - Asset Management	231,581	—	231,581
Legal fees	138,000	—	138,000
Audit fees	162,400	—	162,400
Other expenses	140,738	—	140,738
Consulting fees	135,151	—	135,151
Portfolio fees - Asset Management	106,076	—	106,076
Directors fees	103,125	—	103,125
Insurance	86,700	—	86,700
Administration	64,675	—	64,675
Public relations fees	51,000	—	51,000
Printing and postage	25,806	—	25,806
Incentive compensation	553,941	(119,090)	434,851

Total operating expenses	6,358,645	(233,954)	6,124,691

Less: Voluntary Expense Waiver by Adviser	(37,500)	—	(37,500)
Less: Voluntary Management Fee Waiver by Adviser	—	—	—

Total waivers	(37,500)	—	(37,500)

Net operating income before taxes	(1,707,891)	233,954	(1,473,937)

Tax Expenses:
Current tax expense	900	—	900

Total tax expense	900	—	900

Net operating income	(1,708,791)	233,954	(1,474,837)

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized (loss) gain on investments
Non-control/Non-affiliated investments	(237,139)	—	(237,139)

Total net realized (loss) gain on investments	(237,139)	—	(237,139)

Net change in unrealized appreciation (depreciation) on investments	3,992,640	(595,450)	3,397,190

Net realized and unrealized gain (loss) on investments	3,755,501	(595,450)	3,160,051

Net increase (decrease) in net assets resulting from operations	$2,046,710	$(361,496)	$1,685,214

Net increase (decrease) in net assets per share resulting from operations	$0.10	$(0.02)	$0.08

Dividends declared per share	$0.135	$—	$0.135

Weighted average number of shares outstanding	22,617,688	—	22,617,688

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Quarter Ended April 30, 2014			For the Six Months Ended April 30, 2014
	As published	Adjustments	Restated	As published	Adjustments	Restated
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$69,390	$—	$69,390	$69,580	$—	$69,580
Affiliate investments	36,149	—	36,149	71,590	—	71,590
Total dividend income	105,539	—	105,539	141,170	—	141,170

Payment-in-kind dividend income
Affiliate investments	72,300	—	72,300	143,182	—	143,182
Total payment-in-kind dividend income	72,300	—	72,300	143,182	—	143,182

Interest income
Non-control/Non-affiliated investments	1,389,257	—	1,389,257	2,692,651	—	2,692,651
Affiliate investments	1,330,673	—	1,330,673	2,406,842	—	2,406,842
Control investments	96,493	—	96,493	191,798	—	191,798
Total interest income	2,816,423	—	2,816,423	5,291,291	—	5,291,291

Payment-in-kind interest income
Non-control/Non-affiliated investments	852,407	—	852,407	1,634,473	—	1,634,473
Affiliate investments	251,784	—	251,784	498,657	—	498,657
Control investments	37,992	—	37,992	77,264	—	77,264
Total payment-in-kind interest income	1,142,183	—	1,142,183	2,210,394	—	2,210,394

Fee income
Non-control/Non-affiliated investments	300,487	—	300,487	300,991	—	300,991
Affiliate investments	230,001	—	230,001	460,001	—	460,001
Control investments	80,749	—	80,749	161,499	—	161,499
Total fee income	611,237	—	611,237	922,491	—	922,491

Fee income - Asset Management[1]
Portfolio fees	454,392	—	454,392	595,827	—	595,827
Management Fees	308,710	—	308,710	617,485	—	617,485
Total fee income - Asset Management	763,102	—	763,102	1,213,312	—	1,213,312

Other Income	351,571	—	351,571	553,769	—	553,769

Total operating income	5,862,355	—	5,862,355	10,475,609	—	10,475,609

Operating Expenses:
Management fee	2,305,970	(78,515)	2,227,455	4,609,912	(193,379)	4,416,533
Interest and other borrowing costs	2,405,389	—	2,405,389	4,660,899	—	4,660,899
Management fee - Asset Management	231,533	—	231,533	463,114	—	463,114
Legal fees	152,000	—	152,000	290,000	—	290,000
Audit fees	161,700	—	161,700	324,100	—	324,100
Other expenses	(36,941)	—	(36,941)	103,797	—	103,797
Consulting fees	124,251	—	124,251	259,402	—	259,402
Portfolio fees - Asset Management	340,794	—	340,794	446,870	—	446,870
Directors fees	103,125	—	103,125	206,250	—	206,250
Insurance	86,700	—	86,700	173,400	—	173,400
Administration	61,448	—	61,448	126,123	—	126,123
Public relations fees	51,000	—	51,000	102,000	—	102,000
Printing and postage	24,083	—	24,083	49,889	—	49,889
Incentive compensation	(4,867,797)	1,453,991	(3,413,806)	(4,313,856)	1,334,901	(2,978,955)

Total operating expenses	1,143,255	1,375,476	2,518,731	7,501,900	1,141,522	8,643,422

Less: Voluntary Expense Waiver by Adviser	(37,500)	—	(37,500)	(75,000)	—	(75,000)
Less: Voluntary Management Fee Waiver by Adviser	—	—	—	—	—	—

Total waivers	(37,500)	—	(37,500)	(75,000)	—	(75,000)

Net operating income before taxes	4,756,600	(1,375,476)	3,381,124	3,048,709	(1,141,522)	1,907,187

Tax Expenses:
Current tax expense	(23)	—	(23)	877	—	877

Total tax expense	(23)	—	(23)	877	—	877

Net operating income	4,756,623	(1,375,476)	3,381,147	3,047,832	(1,141,522)	1,906,310

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized (loss) gain on investments
Short-term investments	338,448	—	338,448	176,515	—	176,515
Non-control/Non-affiliated investments	383,402	—	383,402	308,196	—	308,196

Total net realized gain (loss) on investments	721,850	—	721,850	484,711	—	484,711

Net change in unrealized (depreciation) appreciation on investments	(24,023,980)	7,269,954	(16,754,026)	(20,031,340)	6,674,504	(13,356,836)

Net realized and unrealized gain (loss) on investments	(23,302,130)	7,269,954	(16,032,176)	(19,546,629)	6,674,504	(12,872,125)

Net increase (decrease) in net assets resulting from operations	$(18,545,507)	$5,894,478	$(12,651,029)	$(16,498,797)	$5,532,982	$(10,965,815)

Net increase (decrease) in net assets per share resulting from operations	$(0.83)	$0.26	$(0.57)	$(0.73)	$0.24	$(0.49)

Dividends declared per share	$0.135	$—	$0.135	$0.270	$—	$0.270

Weighted average number of shares outstanding	22,541,251	—	22,541,251	22,574,010	—	22,574,010

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Quarter Ended July 31, 2014			For the Nine Months Ended July 31, 2014
	As published	Adjustments	Restated	As published	Adjustments	Restated
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$187	$—	$187	$69,767	$—	$69,767
Affiliate investments	736,873	—	736,873	808,463	—	808,463
Total dividend income	737,060	—	737,060	878,230	—	878,230

Payment-in-kind dividend income
Affiliate investments	73,746	—	73,746	216,928	—	216,928
Total payment-in-kind dividend income	73,746	—	73,746	216,928	—	216,928

Interest income
Non-control/Non-affiliated investments	2,062,925	—	2,062,925	4,755,577	—	4,755,577
Affiliate investments	86,587	—	86,587	2,493,429	—	2,493,429
Control investments	44,313	—	44,313	236,111	—	236,111
Total interest income	2,193,825	—	2,193,825	7,485,117	—	7,485,117

Payment-in-kind interest income
Non-control/Non-affiliated investments	827,099	—	827,099	2,461,572	—	2,461,572
Affiliate investments	83,534	—	83,534	582,191	—	582,191
Control investments	91,295	—	91,295	168,559	—	168,559
Total payment-in-kind interest income	1,001,928	—	1,001,928	3,212,322	—	3,212,322

Fee income
Non-control/Non-affiliated investments	504	—	504	301,495	—	301,495
Affiliate investments	240,834	—	240,834	700,835	—	700,835
Control investments	80,751	—	80,751	242,250	—	242,250
Total fee income	322,089	—	322,089	1,244,580	—	1,244,580

Fee income - Asset Management[1]
Portfolio fees	203,736	—	203,736	799,563	—	799,563
Management Fees	75,548	—	75,548	693,033	—	693,033
Total fee income - Asset Management	279,284	—	279,284	1,492,596	—	1,492,596

Other Income	408,483	—	408,483	962,252	—	962,252

Total operating income	5,016,415	—	5,016,415	15,492,025	—	15,492,025

Operating Expenses:
Management fee	2,162,573	(18,542)	2,144,031	6,772,485	(211,921)	6,560,564
Interest and other borrowing costs	2,426,105	—	2,426,105	7,087,004	—	7,087,004
Management fee - Asset Management	16,408	—	16,408	479,522	—	479,522
Legal fees	326,000	—	326,000	616,000	—	616,000
Audit fees	154,100	—	154,100	478,200	—	478,200
Other expenses	160,738	—	160,738	264,536	—	264,535
Consulting fees	139,251	—	139,251	398,653	—	398,653
Portfolio fees - Asset Management	152,802	—	152,802	599,672	—	599,672
Directors fees	96,375	—	96,375	302,625	—	302,625
Insurance	86,700	—	86,700	260,100	—	260,100
Administration	71,998	—	71,998	198,121	—	198,121
Public relations fees	51,000	—	51,000	153,000	—	153,000
Printing and postage	10,327	—	10,327	60,216	—	60,216
Incentive compensation	(1,831,130)	2,398,898	567,768	(6,144,986)	3,733,800	(2,411,187)

Total operating expenses	4,023,247	2,380,356	6,403,603	11,525,148	3,521,879	15,047,025

Less: Voluntary Expense Waiver by Adviser	(37,500)	—	(37,500)	(112,500)	—	(112,500)
Less: Voluntary Management Fee Waiver by Adviser	—	—	—	—	—	—

Total waivers	(37,500)	—	(37,500)	(112,500)	—	(112,500)

Net operating income before taxes	1,030,668	(2,380,356)	(1,349,688)	4,079,377	(3,521,879)	557,500

Tax Expenses:
Current tax expense	439	—	439	1,316	—	1,316

Total tax expense	439	—	439	1,316	—	1,316

Net operating income	1,030,229	(2,380,356)	(1,350,127)	4,078,061	(3,521,879)	556,184

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized (loss) gain on investments
Short-term investments	(307,933)	—	(307,933)	(131,418)	—	(131,418)
Non-control/Non-affiliated investments	—	—	—	308,196	—	308,196
Affiliate investments	2,979,685	—	2,979,685	2,979,685	—	2,979,685

Total net realized gain (loss) on investments	2,671,752	—	2,671,752	3,156,463	—	3,156,463

Net change in unrealized (depreciation) appreciation on investments	(11,577,923)	11,994,490	416,567	(31,609,263)	18,668,994	(12,940,269)

Net realized and unrealized gain (loss) on investments	(8,906,171)	11,994,490	3,088,319	(28,452,800)	18,668,994	(9,783,806)

Net increase (decrease) in net assets resulting from operations	$(7,875,942)	$9,614,134	$1,738,192	$(24,374,739)	$15,147,115	$(9,227,622)

Net increase (decrease) in net assets per share resulting from operations	$(0.35)	$0.42	$0.07	$(1.08)	$0.66	$(0.42)

Dividends declared per share	$0.135	$—	$0.135	$0.405	$—	$0.405

Weighted average number of shares outstanding	22,699,020	—	22,699,020	22,611,513	—	22,611,513

MVC Capital, Inc.

Consolidated Balance Sheets

	January 31, 2013	April 30, 2013	July 31, 2013	October 31, 2013
	(restated)	(restated)	(restated)	(restated)

ASSETS

Assets
Cash and cash equivalents	$30,339,225	$101,929,798	$94,631,624	$74,234,560
Restricted cash and cash equivalents	6,790,000	6,584,000	6,650,000	6,792,000
Investments at fair value
Short-term investments	—	—	50,026,641	49,826,893
Non-control/Non-affiliated investments	34,656,895	62,158,921	68,294,064	74,433,413
Affiliate investments	186,101,287	185,563,404	202,806,686	217,052,443
Control investments	175,404,786	99,434,563	122,500,299	126,434,673
Total investments at fair value	396,162,968	347,156,888	443,627,690	467,747,422
Receivable on sale of short-term investments	—	—	—	—
Escrow receivables, net of reserves	494,827	5,962,431	5,912,749	6,236,928
Dividends and interest receivables, net of reserves	2,811,833	3,099,320	4,149,151	3,528,899
Deferred financing fees	—	3,040,333	3,331,810	3,265,495
Fee and other receivables	3,729,860	2,245,982	1,973,959	2,109,538
Prepaid expenses	822,417	541,472	323,985	534,904
Prepaid taxes	415	248	336	336

Total assets	$441,151,545	$470,560,472	$560,601,304	$564,450,082

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$—	$80,500,000	$114,408,750	$114,408,750
Term Loan	50,000,000	—	—	—
Revolving credit facility	—	—	50,000,000	50,000,000
Provision for incentive compensation	12,767,274	13,561,892	17,235,666	19,483,622
Management fee payable	1,978,666	1,656,645	1,777,915	1,786,745
Management fee payable - Asset Management	1,286,063	605,960	374,393	606,766
Accrued expenses and liabilities	800,964	805,490	656,314	655,615
Payable for purchased treasury shares	—	579,450	—	—
Professional fees payable	612,060	642,334	712,642	742,859
Interest payable	—	259,388	368,651	371,817
Portfolio fees payable - Asset Management	140,467	138,492	138,528	140,347
Consulting fees payable	52,204	75,144	108,631	167,968

Total liabilities	67,637,698	98,824,795	185,781,490	188,364,489

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 22,617,688 shares outstanding at October 31, 2014	283,044	283,044	283,044	283,044
Additional paid-in-capital	425,651,660	425,651,660	425,651,660	420,165,045
Accumulated earnings	69,692,161	71,184,261	69,458,415	70,940,430
Dividends paid to stockholders	(95,239,568)	(98,430,704)	(101,484,091)	(104,537,479)
Accumulated net realized loss	(48,324,522)	(3,187,373)	(2,939,916)	(2,201,455)
Net unrealized appreciation	59,220,317	19,733,929	38,293,154	45,878,460
Treasury stock, at cost, 5,686,760 shares held at October 31, 2014	(37,769,245)	(43,499,140)	(54,442,452)	(54,442,452)
Total shareholders’ equity	373,513,847	371,735,677	374,819,814	376,085,593

Total liabilities and shareholders’ equity	$441,151,545	$470,560,472	$560,601,304	$564,450,082

Net asset value per share	$15.62	$15.84	$16.57	$16.63

Impact of Restatement and Correction Adjustments on the January 31, 2013, April 30, 2013 and July 31, 2013 Consolidated Balance Sheets

The following tables present the impact of the restatement and correction adjustments on our Consolidated Balance Sheets as of January 31, 2013, April 30, 2013 and July 31, 2013:

MVC Capital, Inc.

Consolidated Balance Sheets

	As of January 31, 2013
	As published	Adjustments	As Restated

ASSETS

Assets
Cash and cash equivalents	$30,339,225	$—	$30,339,225
Restricted cash and cash equivalents	6,790,000	—	6,790,000
Investments at fair value
Non-control/Non-affiliated investments (cost $53,047,510)	34,656,895	—	34,656,895
Affiliate investments (cost $136,400,934)	189,187,170	(3,085,883)	186,101,287
Control investments (cost $147,494,206)	192,633,030	(17,228,244)	175,404,786
Total investments at fair value (cost $336,942,650)	416,477,095	(20,314,127)	396,162,968
Escrow receivables, net of reserves	494,827	—	494,827
Dividends and interest receivables, net of reserves	2,811,833	—	2,811,833
Fee and other receivables	3,729,860	—	3,729,860
Prepaid expenses	822,417	—	822,417
Prepaid taxes	415	—	415

Total assets	$461,465,672	$(20,314,127)	$441,151,545

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Term Loan	$50,000,000	$—	$50,000,000
Provision for incentive compensation	16,830,099	(4,062,825)	12,767,274
Management fee payable	2,080,237	(101,571)	1,978,666
Management fee payable - Asset Management	1,286,063	—	1,286,063
Accrued expenses and liabilities	800,964	—	800,964
Professional fees payable	612,060	—	612,060
Portfolio fees payable - Asset Management	140,467	—	140,467
Consulting fees payable	52,204	—	52,204

Total liabilities	71,802,094	(4,164,396)	67,637,698

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 23,916,982 shares outstanding at January 31, 2013	283,044	—	283,044
Additional paid-in-capital	425,651,660	—	425,651,660
Accumulated earnings	65,527,765	4,164,396	69,692,161
Dividends paid to stockholders	(95,239,568)	—	(95,239,568)
Accumulated net realized loss	(48,324,522)	—	(48,324,522)
Net unrealized appreciation	79,534,444	(20,314,127)	59,220,317
Treasury stock, at cost, 5,686,760 shares held	(37,769,245)	—	(37,769,245)
Total shareholders’ equity	389,663,578	(16,149,731)	373,513,847

Total liabilities and shareholders’ equity	$461,465,672	$(20,314,127)	$441,151,545

Net asset value per share	$16.29	$(0.67)	$15.62

MVC Capital, Inc.

Consolidated Balance Sheets

	As of April 30, 2013
	As published	Adjustments	As Restated

ASSETS

Assets
Cash and cash equivalents	$101,929,798	$—	$101,929,798
Restricted cash and cash equivalents	6,584,000	—	6,584,000
Investments at fair value
Non-control/Non-affiliated investments (cost $76,014,013)	62,158,921	—	62,158,921
Affiliate investments (cost $131,572,266)	188,501,613	(2,938,209)	185,563,404
Control investments (cost $119,836,680)	117,879,807	(18,445,244)	99,434,563
Total investments at fair value (cost $327,422,959)	368,540,341	(21,383,453)	347,156,888
Escrow receivables, net of reserves	5,962,431	—	5,962,431
Dividends and interest receivables, net of reserves	3,099,320	—	3,099,320
Deferred financing fees	3,040,333	—	3,040,333
Fee and other receivables	2,245,982	—	2,245,982
Prepaid expenses	541,472	—	541,472
Prepaid taxes	248	—	248

Total assets	$491,943,925	$(21,383,453)	$470,560,472

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$80,500,000	$—	$80,500,000
Provision for incentive compensation	17,838,583	(4,276,691)	13,561,892
Management fee payable	1,865,133	(208,488)	1,656,645
Management fee payable - Asset Management	605,960	—	605,960
Professional fees payable	642,334	—	642,334
Accrued expenses and liabilities	805,490	—	805,490
Payable for purchased treasury shares	579,450	—	579,450
Portfolio fees payable - Asset Management	138,492	—	138,492
Interest payable	259,388	—	259,388
Consulting fees payable	75,144	—	75,144

Total liabilities	103,309,974	(4,485,179)	98,824,795

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 23,469,342 shares outstanding at April 30, 2013	283,044	—	283,044
Additional paid-in-capital	425,651,660	—	425,651,660
Accumulated earnings	66,699,082	4,485,179	71,184,261
Dividends paid to stockholders	(98,430,704)	—	(98,430,704)
Accumulated net realized loss	(3,187,373)	—	(3,187,373)
Net unrealized appreciation	41,117,382	(21,383,453)	19,733,929
Treasury stock, at cost, 4,835,106 shares held	(43,499,140)	—	(43,499,140)
Total shareholders’ equity	388,633,951	(16,898,274)	371,735,677

Total liabilities and shareholders’ equity	$491,943,925	$(21,383,453)	$470,560,472

Net asset value per share	$16.56	$(0.72)	$15.84

MVC Capital, Inc.

Consolidated Balance Sheets

	As of July 31, 2013
	As published	Adjustments	As Restated

ASSETS

Assets
Cash and cash equivalents	$94,631,624	$—	$94,631,624
Restricted cash and cash equivalents	6,650,000	—	6,650,000
Investments at fair value
Short term investments (cost $49,508,735)	50,026,641	—	50,026,641
Non-control/Non-affiliated investments (cost $82,461,260)	68,294,064	—	68,294,064
Affiliate investments (cost $130,204,755)	205,923,003	(3,116,317)	202,806,686
Control investments (cost $143,159,786)	142,202,543	(19,702,244)	122,500,299
Total investments at fair value (cost $405,334,536)	466,446,251	(22,818,561)	443,627,690
Receivable on sale of short-term investments	—	—	—
Escrow receivables, net of reserves	5,912,749	—	5,912,749
Dividends and interest receivables, net of reserves	4,149,151	—	4,149,151
Deferred financing fees	3,331,810	—	3,331,810
Fee and other receivables	1,973,959	—	1,973,959
Prepaid expenses	323,985	—	323,985
Prepaid taxes	336	—	336

Total assets	$583,419,865	$(22,818,561)	$560,601,304

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$114,408,750	$—	$114,408,750
Revolving credit facility	50,000,000	—	50,000,000
Provision for incentive compensation	21,799,378	(4,563,712)	17,235,666
Management fee payable	2,100,496	(322,581)	1,777,915
Management fee payable - Asset Management	374,393	—	374,393
Professional fees payable	712,642	—	712,642
Accrued expenses and liabilities	656,314	—	656,314
Portfolio fees payable - Asset Management	138,528	—	138,528
Interest payable	368,651	—	368,651
Consulting fees payable	108,631	—	108,631
Taxes payable	—	—	—

Total liabilities	190,667,783	(4,886,293)	185,781,490

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 22,617,688 shares outstanding at July 31, 2013	283,044	—	283,044
Additional paid-in-capital	425,651,660	—	425,651,660
Accumulated earnings	64,572,122	4,886,293	69,458,415
Dividends paid to stockholders	(101,484,091)	—	(101,484,091)
Accumulated net realized loss	(2,939,916)	—	(2,939,916)
Net unrealized appreciation	61,111,715	(22,818,561)	38,293,154
Treasury stock, at cost, 5,601,627 shares held	(54,442,452)	—	(54,442,452)
Total shareholders’ equity	392,752,082	(17,932,268)	374,819,814

Total liabilities and shareholders’ equity	$583,419,865	$(22,818,561)	$560,601,304

Net asset value per share	$17.36	$(0.79)	$16.57

MVC Capital, Inc.

Consolidated Statements of Operations

	Q1 2013	Q2 2013	Q3 2013	Q4 2013
	(restated)	(restated)	(restated)	(restated)
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$974	$577	$253	$189
Affiliate investments	2,385,748	2,456,402	2,975,320	34,747
Control investments	426,300	—	—	—
Total dividend income	2,813,022	2,456,979	2,975,573	34,936

Payment-in-kind dividend income
Affiliate investments	65,484	66,794	68,130	69,492
Total payment-in-kind dividend income	65,484	66,794	68,130	69,492

Interest income
Non-control/Non-affiliated investments	543,884	563,080	705,487	1,394,139
Affiliate investments	1,022,952	823,884	732,361	740,044
Control investments	581,774	391,672	264,850	219,842
Total interest income	2,148,610	1,778,636	1,702,698	2,354,025

Payment-in-kind interest income
Non-control/Non-affiliated investments	16,012	242,520	613,370	625,958
Affiliate investments	338,675	236,846	245,048	149,206
Control investments	213,574	202,830	84,643	118,448
Total payment-in-kind interest income	568,261	682,196	943,061	893,612

Fee income
Non-control/Non-affiliated investments	104	400,487	285,504	160,503
Affiliate investments	236,846	236,283	234,179	230,001
Control investments	133,800	404,498	449,861	80,751
Total fee income	370,750	1,041,268	969,544	471,255

Fee income - Asset Management[1]
Portfolio fees	140,613	137,979	138,026	140,453
Management Fees	308,841	309,287	310,343	309,830
Total fee income - Asset Management	449,454	447,266	448,369	450,283

Other (loss) Income	(29,845)	190,042	137,899	194,647

Total operating income	6,385,736	6,663,181	7,245,274	4,468,250

Operating Expenses:
Management fee	1,978,666	1,758,216	1,986,403	2,109,326
Interest and other borrowing costs	937,043	1,417,818	2,115,603	2,253,806
Management fee - Asset Management	231,631	231,961	232,758	232,372
Legal fees	136,000	140,000	132,000	115,000
Audit fees	158,300	158,100	157,300	179,000
Other expenses	133,553	140,738	133,708	135,423
Consulting fees	132,251	136,251	159,251	295,243
Portfolio fees - Asset Management	105,460	103,484	103,520	105,339
Directors fees	103,125	103,125	103,125	103,125
Insurance	82,770	82,770	82,770	85,390
Administration	63,872	62,315	63,979	64,795
Public relations fees	49,500	48,000	48,000	39,000
Printing and postage	31,000	30,118	15,529	8,065
Incentive compensation	(2,888,164)	794,619	3,673,773	2,247,956

Total operating expenses	1,255,007	5,207,515	9,007,719	7,973,840

Less: Voluntary Expense Waiver by Adviser	(37,500)	(37,500)	(37,500)	(37,500)
Less: Voluntary Management Fee Waiver by Adviser	—	—	—	—

Total waivers	(37,500)	(37,500)	(37,500)	(37,500)

Net operating income (loss) before taxes	5,168,229	1,493,166	(1,724,945)	(3,468,090)

Tax Expenses:
Current tax expense	733	1,067	900	900

Total tax expense	733	1,067	900	900

Net operating income (loss)	5,167,496	1,492,099	(1,725,845)	(3,468,990)

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized (loss) gain on investments
Non-control/Non-affiliated investments	(1,922,539)	(4,518,677)	164,945	202,851
Affiliate investments	—	—	82,512	—
Control investments	—	49,655,826	—	—

Total net realized (loss) gain on investments	(1,922,539)	45,137,149	247,457	202,851

Net change in unrealized (depreciation) appreciation on investments	(12,518,450)	(39,486,388)	18,559,225	7,585,306

Net realized and unrealized (loss) gain on investments	(14,440,989)	5,650,761	18,806,682	7,788,157

Net (decrease) increase in net assets resulting from operations	$(9,273,493)	$7,142,860	$17,080,837	$4,319,167

Net (decrease) increase in net assets per share resulting from operations	$(0.38)	$0.30	$0.74	$0.16

Dividends declared per share	$0.135	$0.135	$0.135	$0.135

Weighted average number of shares outstanding	23,916,982	23,469,362	22,617,688	22,617,688

Impact of Restatement and Correction Adjustments on the January 31, 2013, April 30, 2013 and July 31, 2013 Quarter-to-Date and Year-to-Date Consolidated Statement of Operations

The following tables present the impact of the restatement and correction adjustments on our quarter-to-date and year-to-date Consolidated Statements of Operations for the periods ending January 31, 2013, April 30, 2013 and July 31, 2013:

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Quarter Ended January 31, 2013
	As published	Adjustments	Restated
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$974	$—	$974
Affiliate investments	2,385,748	—	2,385,748
Control investments	426,300	—	426,300
Total dividend income	2,813,022	—	2,813,022

Payment-in-kind dividend income
Affiliate investments	65,484	—	65,484
Total payment-in-kind dividend income	65,484	—	65,484

Interest income
Non-control/Non-affiliated investments	543,884	—	543,884
Affiliate investments	1,022,952	—	1,022,952
Control investments	581,774	—	581,774
Total interest income	2,148,610	—	2,148,610

Payment-in-kind interest income
Non-control/Non-affiliated investments	16,012	—	16,012
Affiliate investments	338,675	—	338,675
Control investments	213,574	—	213,574
Total payment-in-kind interest income	568,261	—	568,261

Fee income
Non-control/Non-affiliated investments	104	—	104
Affiliate investments	236,846	—	236,846
Control investments	133,800	—	133,800
Total fee income	370,750	—	370,750

Fee income - Asset Management[1]
Portfolio fees	140,613	—	140,613
Management Fees	308,841	—	308,841
Total fee income - Asset Management	449,454	—	449,454

Other loss	(29,845)	—	(29,845)

Total operating income	6,385,736	—	6,385,736

Operating Expenses:
Management fee	2,080,237	(101,571)	1,978,666
Interest and other borrowing costs	937,043	—	937,043
Management fee - Asset Management	231,631	—	231,631
Legal fees	136,000	—	136,000
Audit fees	158,300	—	158,300
Other expenses	133,553	—	133,553
Consulting fees	132,251	—	132,251
Portfolio fees - Asset Management	105,460	—	105,460
Directors fees	103,125	—	103,125
Insurance	82,770	—	82,770
Administration	63,872	—	63,872
Public relations fees	49,500	—	49,500
Printing and postage	31,000	—	31,000
Incentive compensation	1,174,661	(4,062,825)	(2,888,164)

Total operating expenses	5,419,403	(4,164,396)	1,255,007

Less: Voluntary Expense Waiver by Adviser	(37,500)	—	(37,500)
Less: Voluntary Management Fee Waiver by Adviser	—	—	—

Total waivers	(37,500)	—	(37,500)

Net operating income before taxes	1,003,833	4,164,396	5,168,229

Tax Expenses:
Current tax expense	733	—	733

Total tax expense	733	—	733

Net operating income	1,003,100	4,164,396	5,167,496

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized loss on investments
Non-control/Non-affiliated investments	(1,922,539)	—	(1,922,539)

Total net realized loss on investments	(1,922,539)	—	(1,922,539)

Net change in unrealized appreciation (depreciation) on investments	7,795,677	(20,314,127)	(12,518,450)

Net realized and unrealized gain (loss) on investments	5,873,138	(20,314,127)	(14,440,989)

Net increase (decrease) in net assets resulting from operations	$6,876,238	$(16,149,731)	$(9,273,493)

Net increase (decrease) in net assets per share resulting from operations	$0.29	$(0.67)	$(0.38)

Dividends declared per share	$0.135	$—	$0.135

Weighted average number of shares outstanding	23,916,982	—	23,916,982

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Quarter Ended April 30, 2013			For the Six Months Ended April 30, 2013
	As published	Adjustments	Restated	As published	Adjustments	Restated
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$577	$—	$577	$1,551	$—	$1,551
Affiliate investments	2,456,402	—	2,456,402	4,842,150	—	4,842,150
Control investments	—	—	—	426,300	—	426,300
Total dividend income	2,456,979	—	2,456,979	5,270,001	—	5,270,001

Payment-in-kind dividend income
Affiliate investments	66,794	—	66,794	132,278	—	132,278
Total payment-in-kind dividend income	66,794	—	66,794	132,278	—	132,278

Interest income
Non-control/Non-affiliated investments	563,080	—	563,080	1,106,964	—	1,106,964
Affiliate investments	823,884	—	823,884	1,846,836	—	1,846,836
Control investments	391,672	—	391,672	973,446	—	973,446
Total interest income	1,778,636	—	1,778,636	3,927,246	—	3,927,246

Payment-in-kind interest income
Non-control/Non-affiliated investments	242,520	—	242,520	258,532	—	258,532
Affiliate investments	236,846	—	236,846	575,521	—	575,521
Control investments	202,830	—	202,830	416,404	—	416,404
Total payment-in-kind interest income	682,196	—	682,196	1,250,457	—	1,250,457

Fee income
Non-control/Non-affiliated investments	400,487	—	400,487	400,591	—	400,591
Affiliate investments	236,283	—	236,283	473,129	—	473,129
Control investments	404,498	—	404,498	538,298	—	538,298
Total fee income	1,041,268	—	1,041,268	1,412,018	—	1,412,018

Fee income - Asset Management[1]
Portfolio fees	137,979	—	137,979	278,592	—	278,592
Management Fees	309,287	—	309,287	618,128	—	618,128
Total fee income - Asset Management	447,266	—	447,266	896,720	—	896,720

Other Income	190,042	—	190,042	160,197	—	160,197

Total operating income	6,663,181	—	6,663,181	13,048,917	—	13,048,917

Operating Expenses:
Management fee	1,865,133	(106,917)	1,758,216	3,945,370	(208,488)	3,736,882
Interest and other borrowing costs	1,417,818	—	1,417,818	2,354,861	—	2,354,861
Management fee - Asset Management	231,961	—	231,961	463,592	—	463,592
Legal fees	140,000	—	140,000	276,000	—	276,000
Audit fees	158,100	—	158,100	316,400	—	316,400
Other expenses	140,738	—	140,738	274,291	—	274,291
Consulting fees	136,251	—	136,251	268,502	—	268,502
Portfolio fees - Asset Management	103,484	—	103,484	208,944	—	208,944
Directors fees	103,125	—	103,125	206,250	—	206,250
Insurance	82,770	—	82,770	165,540	—	165,540
Administration	62,315	—	62,315	126,187	—	126,187
Public relations fees	48,000	—	48,000	97,500	—	97,500
Printing and postage	30,118	—	30,118	61,118	—	61,118
Incentive compensation	1,008,484	(213,865)	794,619	2,183,145	(4,276,690)	(2,093,545)

Total operating expenses	5,528,297	(320,782)	5,207,515	10,947,700	(4,485,178)	6,462,522

Less: Voluntary Expense Waiver by Adviser	(37,500)	—	(37,500)	(75,000)	—	(75,000)
Less: Voluntary Management Fee Waiver by Adviser	—	—	—	—	—	—

Total waivers	(37,500)	—	(37,500)	(75,000)	—	(75,000)

Net operating income before taxes	1,172,384	320,782	1,493,166	2,176,217	4,485,178	6,661,395

Tax Expenses:
Current tax expense	1,067	—	1,067	1,800	—	1,800

Total tax expense	1,067	—	1,067	1,800	—	1,800

Net operating income	1,171,317	320,782	1,492,099	2,174,417	4,485,178	6,659,595

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized (loss) gain on investments
Non-control/Non-affiliated investments	(4,518,677)	—	(4,518,677)	(6,441,216)	—	(6,441,216)
Control investments	49,655,826	—	49,655,826	49,655,826	—	49,655,826

Total net realized gain (loss) on investments	45,137,149	—	45,137,149	43,214,610	—	43,214,610

Net change in unrealized depreciation on investments	(38,417,062)	(1,069,326)	(39,486,388)	(30,621,385)	(21,383,453)	(52,004,838)

Net realized and unrealized gain (loss) on investments	6,720,087	(1,069,326)	5,650,761	12,593,225	(21,383,453)	(8,790,228)

Net increase (decrease) in net assets resulting from operations	$7,891,404	$(748,544)	$7,142,860	$14,767,642	$(16,898,275)	$(2,130,633)

Net increase (decrease) in net assets per share resulting from operations	$0.33	$(0.03)	$0.30	$0.62	$(0.70)	$(0.08)

Dividends declared per share	$0.135	$—	$0.135	$0.270	$—	$0.270

Weighted average number of shares outstanding	23,469,362	—	23,469,362	23,469,362	—	23,469,362

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Quarter Ended July 31, 2013			For the Nine Months Ended July 31, 2013
	As published	Adjustments	Restated	As published	Adjustments	Restated
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$253	$—	$253	$1,804	$—	$1,804
Affiliate investments	2,975,320	—	2,975,320	7,817,470	—	7,817,470
Control investments	—	—	—	426,300	—	426,300
Total dividend income	2,975,573	—	2,975,573	8,245,574	—	8,245,574

Payment-in-kind dividend income
Affiliate investments	68,130	—	68,130	200,408	—	200,408
Total payment-in-kind dividend income	68,130	—	68,130	200,408	—	200,408

Interest income
Non-control/Non-affiliated investments	705,487	—	705,487	1,812,451	—	1,812,451
Affiliate investments	732,361	—	732,361	2,579,197	—	2,579,197
Control investments	264,850	—	264,850	1,238,296	—	1,238,296
Total interest income	1,702,698	—	1,702,698	5,629,944	—	5,629,944

Payment-in-kind interest income
Non-control/Non-affiliated investments	613,370	—	613,370	871,902	—	871,902
Affiliate investments	245,048	—	245,048	820,569	—	820,569
Control investments	84,643	—	84,643	501,047	—	501,047
Total payment-in-kind interest income	943,061	—	943,061	2,193,518	—	2,193,518

Fee income
Non-control/Non-affiliated investments	285,504	—	285,504	686,095	—	686,095
Affiliate investments	234,179	—	234,179	707,308	—	707,308
Control investments	449,861	—	449,861	988,159	—	988,159
Total fee income	969,544	—	969,544	2,381,562	—	2,381,562

Fee income - Asset Management[1]
Portfolio fees	138,026	—	138,026	416,618	—	416,618
Management Fees	310,343	—	310,343	928,471	—	928,471
Total fee income - Asset Management	448,369	—	448,369	1,345,089	—	1,345,089

Other Income	137,899	—	137,899	298,096	—	298,096

Total operating income	7,245,274	—	7,245,274	20,294,191	—	20,294,191

Operating Expenses:
Management fee	2,100,496	(114,093)	1,986,403	6,045,866	(322,581)	5,723,285
Interest and other borrowing costs	2,115,603	—	2,115,603	4,470,464	—	4,470,464
Management fee - Asset Management	232,758	—	232,758	696,350	—	696,350
Legal fees	132,000	—	132,000	408,000	—	408,000
Audit fees	157,300	—	157,300	473,700	—	473,700
Other expenses	133,708	—	133,708	407,999	—	407,999
Consulting fees	159,251	—	159,251	427,753	—	427,753
Portfolio fees - Asset Management	103,520	—	103,520	312,464	—	312,464
Directors fees	103,125	—	103,125	309,375	—	309,375
Insurance	82,770	—	82,770	248,310	—	248,310
Administration	63,979	—	63,979	190,166	—	190,166
Public relations fees	48,000	—	48,000	145,500	—	145,500
Printing and postage	15,529	—	15,529	76,647	—	76,647
Incentive compensation	3,960,795	(287,022)	3,673,773	6,143,940	(4,563,712)	1,580,228

Total operating expenses	9,408,834	(401,115)	9,007,719	20,356,534	(4,886,293)	15,470,241

Less: Voluntary Expense Waiver by Adviser	(37,500)	—	(37,500)	(112,500)	—	(112,500)
Less: Voluntary Management Fee Waiver by Adviser	—	—	—	—	—	—

Total waivers	(37,500)	—	(37,500)	(112,500)	—	(112,500)

Net operating (loss) income before taxes	(2,126,060)	401,115	(1,724,945)	50,157	4,886,293	4,936,450

Tax Expenses:
Current tax expense	900	—	900	2,700	—	2,700

Total tax expense	900	—	900	2,700	—	2,700

Net operating (loss) income	(2,126,960)	401,115	(1,725,845)	47,457	4,886,293	4,933,750

Net Realized and Unrealized Gain (Loss) on Investments:

Net realized gain (loss) on investments
Non-control/Non-affiliated investments	164,945	—	164,945	(6,276,271)	—	(6,276,271)
Affiliate investments	82,512	—	82,512	82,512	—	82,512
Control investments	—	—	—	49,655,826	—	49,655,826

Total net realized gain (loss) on investments	247,457	—	247,457	43,462,067	—	43,462,067

Net change in unrealized appreciation (depreciation) on investments	19,994,333	(1,435,108)	18,559,225	(10,627,052)	(22,818,561)	(33,445,613)

Net realized and unrealized gain (loss) on investments	20,241,790	(1,435,108)	18,806,682	32,835,015	(22,818,561)	10,016,454

Net increase (decrease) in net assets resulting from operations	$18,114,830	$(1,033,993)	$17,080,837	$32,882,472	$(17,932,268)	$14,950,204

Net increase (decrease) in net assets per share resulting from operations	$0.79	$(0.05)	$0.74	$1.41	$(0.75)	$0.66

Dividends declared per share	$0.135	$—	$0.135	$0.405	$—	$0.405

Weighted average number of shares outstanding	22,617,688	—	22,617,688	22,617,688	—	22,617,688

13.          Certain Issuances of Equity Securities by the Issuer and Share Repurchase Program

On July 19, 2011, the Company’s Board of Directors approved a share repurchase program authorizing up to $5.0 million for share repurchases.  No shares were repurchased under this new repurchase program as of October 31, 2012.

On April 3, 2013 the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following table represents purchases made under our stock repurchase program for the fiscal years ended October 31, 2013 and 2014.

			Total Number of Shares
		Average Price Paid per	Purchased as Part of	Approximate Dollar Value
	Total Number of Shares	Share including	Publicly Announced	of Shares Purchased Under
Period *	Purchased	commission	Program	the Program

As of October 31, 2012	—	—	—	—
For the Year Ended October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207

Total	1,299,294	$12.83	1,299,294	$16,673,207

			Total Number of Shares
		Average Price Paid per	Purchased as Part of	Approximate Dollar Value
	Total Number of Shares	Share including	Publicly Announced	of Shares Purchased Under
Period *	Purchased	commission	Program	the Program

As of October 31, 2013	1,299,294	$12.83	1,299,294	$16,673,207
For the Year Ended October 31, 2014	310,706	$13.24	1,610,000	$4,114,967

Total	1,610,000	$12.91	1,610,000	$20,788,174

*Disclosure covering repurchases made on a monthly basis is available on the Company’s website at http://www.mvccapital.com

On May 14, 2014, the Company signed a share exchange agreement with Equus, another publicly traded business development company, as part of a plan of reorganization adopted by the Equus Board of Directors. Under the terms of the reorganization, Equus will pursue a merger or consolidation with the Company, a subsidiary of the Company, or one or more of the Company’s portfolio companies. Absent Equus merging or consolidating with/into the Company itself (whereby the Company would own a majority of Equus shares), the current intention is for Equus to (i) be restructured into a publicly-traded operating company focused on the energy and/or financial services sectors and (ii) seek to terminate its election as a business development company. Pursuant to the share exchange agreement, the Company has received 2,112,000 shares of Equus in exchange for 395,839 shares of the Company. The exchange was calculated based upon each company’s respective net asset value per share published at that time.  As part of the reorganization, the Company may acquire additional Equus shares from time to time, either through Equus’ direct sale of newly issued shares to the Company or through the purchase of outstanding Equus shares. The Company continues to discuss reorganization options with Equus.  As a result of the restatement for the quarter ending July 31, 2014, the Company has a liability to Equus of $221,424 for additional shares and dividends due to Equus.

14.          Tax Matters

Return of Capital Statement of Position (ROCSOP) Adjustment: During the year ended October 31, 2014, the Company recorded a reclassification for permanent book to tax differences. These differences were primarily due to book/tax treatment of partnership income and reclassification of dividends. These differences resulted in a net decrease in accumulated losses of $11,648,471, a decrease in accumulated net realized gain of $11,620,483, and a decrease in additional paid-in capital of $27,988. This reclassification had no effect on net assets.

Distributions to Shareholders: The table presented below includes MVC Capital, Inc. only. The Company’s wholly-owned subsidiary MVC Financial Services, Inc. (““MVCFS’’) has not been included. As of October 31, 2014, the components of accumulated earnings/ (deficit) on a tax basis were as follows:

Tax Basis Accumulated Earnings (Deficit)

Accumulated capital and other losses	$—

Undistributed Net investment Income	—

Undistributed Long-Term Capital Gain	4,550,189

Gross unrealized appreciation	114,761,654
Gross unrealized depreciation	(108,296,289)

Net unrealized appreciation	$6,465,365

Total tax basis accumulated earnings	11,015,554

Tax cost of investments	440,660,875

Current year distributions to shareholders on a tax basis:

Ordinary income	$411,491

Long Term Capital Gain	$11,804,408

The Company designated as long-term capital gain dividend, pursuant to Internal Revenue Code Section 852(b)(3), the amount necessary to reduce the earnings and profits of the Company related to net capital gain to zero for the tax year ended October 31, 2014.

Prior year distributions to shareholders on a tax basis:

Ordinary income	$12,526,704

On October 31, 2014, the Fund had no net capital loss carryforward.

Qualified Dividend Income Percentage

The Fund designated 100.00% of dividends declared and paid during the year ending October 31, 2014 from net investment income as qualified dividend income under the Jobs Growth and Tax Relief Reconciliation Act of 2003.

Corporate Dividends Received Deduction Percentage

Corporate shareholders may be eligible for the dividends received deduction for certain ordinary income distributions paid by the Fund. The Fund designated 100.00% of dividends declared and paid during the year ending October 31, 2014 from net investment income as qualifying for the dividends received deduction. The deduction is a pass through of dividends paid by domestic corporations (i.e. only equities) subject to taxation.

15.          Income Taxes (Restated)

The Company’s wholly-owned subsidiary MVCFS is subject to federal and state income tax. For the fiscal year ended October 31, 2014, the Company recorded a tax provision of $1,755. For the fiscal year ended October 31, 2013, the Company recorded a tax provision of $3,600. For the fiscal year ended October 31, 2012, the Company recorded a tax provision of $3,997. The provision for income taxes was comprised of the following:

	Fiscal Year ended
	October 31, 2014	October 31, 2013	October 31, 2012
	(Restated)
Current tax (benefit) expense:
Federal	$—	$—	$—
State	1,755	3,600	3,997
Total current tax (benefit) expense	1,755	3,600	3,997

Deferred tax expense (benefit):
Federal	—	—	—
State	—	—	—
Total deferred tax expense (benefit)	—	—	—

Total tax (benefit) provision	$1,755	$3,600	$3,997

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the fiscal years ended October 31, 2014, 2013 and 2012:

	Fiscal Year Ended
	October 31, 2014	October 31, 2013	October 31, 2012
	(Restated)
Federal income tax benefit at statutory rate	$(1,378,609)	$(827,271)	$(1,328,162)
State income taxes	(329,273)	(200,176)	(317,105)
Other	65,086	(1,001)	(7,414)
Net change to valuation allowance	1,644,551	1,032,048	1,656,678
	$1,755	$3,600	$3,997

The Company generated a net operating loss of approximately $4.4 million in the current year for federal and New York state purposes.  The net operating loss will be carried forward to offset federal taxable income in future years.  As of October 31, 2014, the Company has the following NOL available to be carried forward:

NOL - Federal	NOL — New York State	Fiscal Year of NOL	Expiration

$1,411,365	$2,284,298	October 31, 2008	October 31, 2028
$2,585,262	$2,780,861	October 31, 2009	October 31, 2029
$3,969,891	$3,968,135	October 31, 2010	October 31, 2030
$5,286,401	$5,284,207	October 31, 2011	October 31, 2031
$3,660,070	$3,656,073	October 31, 2012	October 31, 2032
$2,639,679	$2,637,924	October 31, 2013	October 31, 2033
$4,382,426	$4,384,181	October 31, 2014	October 31, 2034

Due to the uncertainty surrounding the ultimate utilization of these net operating losses, the Company has recorded a 100% valuation allowance against its federal and state net deferred tax assets totaling approximately $8,134,045 and $2,039,714 respectively.

Deferred income tax balances for MVCFS reflect the impact of temporary difference between the carrying amount of assets and liabilities and their tax bases and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The components of our deferred tax assets and liabilities for MVCFS as of October 31, 2014, October 31, 2013 and October 31, 2012 were as follows:

	October 31, 2014	October 31, 2013	October 31, 2012
		(Restated)
Deferred tax assets:
Deferred revenues	$26,751	$89,958	$176,889
Net operating loss	10,178,580	8,374,748	7,255,703
Others	(31,572)	64,502	64,567
Total deferred tax assets	$10,173,759	$8,529,208	$7,497,160

Valuation allowance on Deferred revenues and Net operating loss	$(10,173,759)	$(8,529,208)	$(7,497,160)
Net deferred tax assets	$—	$—	$—

Deferred tax liabilities:
Deferred tax liabilities	—	—	—

Total deferred tax liabilities	—	—	—

Net deferred taxes	$—	$—	$—

16.          Segment Data

The Company’s reportable segments are its investing operations as a business development company, MVC Capital, which includes MVC Cayman, MVC Turf and MVCFS.

The following table presents book basis segment data for the fiscal year ended October 31, 2014:

	MVC	MVCFS	Consolidated

Interest and dividend income	$15,311,128	$33	$15,311,161
Fee income	—	1,561,729	1,561,729
Fee income - asset management	—	1,909,975	1,909,975
Other income	1,033,560	—	1,033,560
Total operating income	16,344,688	3,471,737	19,816,425

Total operating expenses	10,773,627	7,611,626	18,385,253
Less: Waivers by Adviser	(150,000)	—	(150,000)
Total net operating expenses	10,623,627	7,611,626	18,235,253

Net operating gain (loss) before taxes	5,721,061	(4,139,889)	1,581,172

Tax expense	—	1,755	1,755
Net operating gain (loss)	5,721,061	(4,141,644)	1,579,417

Net realized gain on investments	16,519,778	—	16,519,778
Net unrealized (depreciation) appreciation on investments	(38,026,420)	85,158	(37,941,262)

Net decrease in net assets resulting from operations	$(15,785,581)	$(4,056,486)	$(19,842,067)

In all periods prior to July 16, 2004, all business was conducted through MVC Capital, Inc.

17.          Significant Subsidiaries

We have determined that for the fiscal year ended October 31, 2014, MVC Automotive, Vestal, Ohio Medical and Velocitius are unconsolidated portfolio companies that have met the conditions of a significant subsidiary. The financial information presented below includes summarized balance sheets as of September 30, 2014 and income statements for the period

October 1, 2013 to September 30, 2014.  The financial information below is based on unaudited financial statements and has been prepared and furnished by each portfolio company and not the Company.

	Vestal	Ohio Medical	Velocitius	MVC Automotive
Balance Sheet	As of September 30,	As of September 30,	As of September 30,	As of September 30,
All numbers in thousands	2014	2014	2014	2014

Assets:
Total current assets	$6,537	$19,930	$2,460	$71,479
Tota non-current assets	1,272	103,346	21,570	38,462
Total Assets	$7,809	$123,276	$24,030	$109,941

Liabilities and Sharholders Equity:
Current Liabilities	$1,914	$9,725	$333	$75,333
Long-term liablities	671	50,428	12,970	24,703
Shareholders Equity	5,224	63,123	10,727	9,905
Total Liablities and Shareholders Equity	$7,809	$123,276	$24,030	$109,941

	Vestal	Ohio Medical	Velocitius	MVC Automotive*
	For the Period from	For the Period from	For the Period from	For the Period from
Income Statement	October 1, 2013 to	October 1, 2013 to	October 1, 2013 to	October 1, 2013 to
All numbers in thousands	September 30, 2014	September 30, 2014	September 30, 2014	September 30, 2014

Net Sales & Revenue	$22,570	$48,513	$3,837	$238,470
Cost of Sales	14,504	26,102	—	216,819
Gross Margin	8,066	22,411	3,837	21,651
Operating Expenses	4,139	16,517	3,421	27,087
Operating Income	3,927	5,894	416	(5,436)
Income Tax (Benefit)	1,098	462	37	44
Interest Expense	94	5,270	476	1,762
Other Expenses (Income), Net	—	966	(232)	(145)
Net Income (Loss)	$2,735	$(804)	$135	$(7,097)

* The MVC Automotive financial information excludes the results of one of MVC Automotive’s subsidiary dealerships, which filed for bankruptcy in March 2014 and whose records are restricted by the local administrator of the bankruptcy.

The financial information presented below are summarized balance sheets as of September 30, 2013 and income statements for the period October 1, 2012 to September 30, 2013.  The comparative financial information for MVC Automotive and Velocitius is not presented as historical financial information prepared in accordance with US GAAP is not readily available for these foreign companies.  The financial information below is based on unaudited financial statements and has been prepared and furnished by each portfolio company and not the Company.

	Vestal	Ohio Medical
Balance Sheet	As of September 30,	As of September 30,
All numbers in thousands	2013	2013

Assets:
Total current assets	$5,421	$22,098
Tota non-current assets	1,260	107,902
Total Assets	$6,681	$130,000

Liabilities and Sharholders Equity:
Current Liabilities	$2,385	$10,247
Long-term liablities	1,448	56,789
Shareholders Equity	2,848	62,964
Total Liablities and Shareholders Equity	$6,681	$130,000

	Vestal	Ohio Medical
	For the Period from	For the Period from
Income Statement	October 1, 2012 to	October 1, 2012 to
All numbers in thousands	September 30, 2013	September 30, 2013

Net Sales & Revenue	$20,921	$51,245
Cost of Sales	13,949	27,832
Gross Margin	6,972	23,413
Operating Expenses	3,971	18,614
Operating Income	3,001	4,799
Income Tax (Benefit)	1,127	(327)
Interest Expense	111	5,092
Other Expenses (Income), Net	—	953
Net Income (Loss)	$1,763	$(919)

18.                               Subsequent Events

On November 26, 2014, Summit repaid its second lien loan in full, including all accrued interest totaling approximately $25.7 million.

On December 19, 2014, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on January 7, 2015 to shareholders of record on December 31, 2014. The total distribution amounted to $3,064,881.

On December 30, 2014, the Company entered into a 6 month $25.0 million bridge loan with Firstrust Bank.  Borrowing under the bridge loan bears interest at 5%.  On June 29, 2015, the bridge loan was extended to October 31, 2015 and the amount of the bridge loan increased to $30.0 million.  The balance of the bridge loan at the time of this filing was approximately $12.8 million.

On December 30, 2014, the Company invested a total of approximately $39.8 million in the form of senior subordinated notes in RXInnovations, Inc. (“RX”) ($10.3 million), Agri-Carriers Group, Inc. (“Agri-Carriers”) ($11.8 million), Legal Solutions Holdings, Inc. (“Legal Solutions”) ($8.7 million) and The Results Companies, LLC (“Results Companies”) ($9.0 million).

On February 9, 2015, the New York Stock Exchange (“NYSE”) notified the Company that it is out of compliance with the NYSE’s continued listing requirements under the timely filing criteria set forth in Section 802.01E of its Listed Company Manual.  The Company had until January 14, 2015 and received an extension to July 30, 2015 to file its 2014 Annual Report on

Form 10-K with the SEC.  The Company then received an additional 6 month extension to January 30, 2016 to file its 2014 Annual Report on Form 10-K with the SEC.

On March 24, 2015 and July 30, 2015, the NYSE notified the Company that it is out of compliance with the NYSE’s continued listing requirements under the timely filing criteria set forth in Section 802.01E of its Listed Company Manual related to the periods ended January 31,2015 and April 30, 2015.

On April 17, 2015, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on April 30, 2015 to shareholders of record on April 27, 2015. The total distribution amounted to $3,064,881.

On April 20, 2015, Biovation Acquisition Company credit purchased the assets of Biovation.  The Company received 90 shares of class B non-voting common stock in Biovation Acquisition Company as part of the transaction.

On May 1, 2015, the Company sold 2,893 shares of common stock in Ohio Medical for a nominal amount resulting in no realized gain or loss.

On May 27, 2015, the Company invested approximately $1.1 million in MVC Automotive for additional common equity interest.

On May 29, 2015, the Company sold its 81,000 shares of common stock in Vestal receiving total proceeds of approximately $17.9 million which includes a $1.0 million dividend and assumes receipt of the escrow proceeds.  The $600,000 loan was also repaid in full including all accrued interest.  As part of the transaction, the Company reinvested approximately $6.3 million in the form of a subordinated loan, $250,000 for 5,610 shares of common stock and a warrant with no cost. The loan has an interest rate of 15% and matures on November 28, 2021.

On June 3, 2015, the Company invested $250,000 in Centile for additional common equity interest.

On June 11, 2015, the Company loaned $2.0 million to Thunderdome Restaurants LLC in the form of a second lien loan.  The loan has an interest rate of 12% and matures on June 10, 2020.

On June 19, 2015, the Company monetized a majority of its investment in Velocitius, receiving approximately $9.2 million in proceeds which included a dividend and closing fees, and was net of a minimal currency loss.

On June 23, 2015, the Company loaned approximately $4.8 million to Initials, Inc. in the form of a senior subordinated loan.  The loan has an interest rate of 15% and matures on June 22, 2020.

On June 29, 2015, Ernst & Young LLP (“E&Y”) informed the Company its determination not to stand for reappointment as the independent registered public accounting firm of the Fund for the fiscal year ending October 31, 2015. The determination was accepted by the Fund’s Audit Committee at a meeting held the following day.

During the month ended June 30, 2015, Prepaid Legal repaid its $10.0 million loan in full including all accrued interest.

On July 7, 2015, the Company invested $1.0 million into Biogenics in the form of a senior secured bridge loan and a warrant.  The loan has an interest rate of 16% and matures on September 15, 2015.

On July 17, 2015, the Company loaned $5.0 million to United States Technologies, Inc. in the form of a senior term loan.  The loan has an interest rate of 10.5% and matures on July 17, 2020.

On July 17, 2015, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on July 31, 2015 to shareholders of record on July 27, 2015. The total distribution amounted to $3,064,881.

On July 31, 2015, the Company renewed Credit Facility II with a new maturity date of September 30, 2015.  On September 30, 2015, the maturity date of Credit Facility II was extended to November 30, 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MVC Capital, Inc.

We have audited the accompanying consolidated balance sheets of MVC Capital, Inc. (the “Company”), including the consolidated schedules of investments, as of October 31, 2014 and 2013, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2014, and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2014. These financial statements and the selected per share data and ratios are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the selected per share data and ratios based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of October 31, 2014, by correspondence with the custodians and directly with management of the portfolio companies, as applicable. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the consolidated financial position of MVC Capital, Inc. at October 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years then ended and the selected per share data and ratios for each of the five years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the 2013 consolidated financial statements have been restated to correct errors relating to the valuation of investments in certain controlled or affiliated portfolio companies.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MVC Capital, Inc.’s internal control over financial reporting as of October 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated October 14, 2015 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

New York, New York
October 14, 2015

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES — UNDER REVIEW

Evaluation of Disclosure Controls and Procedures.

Management has conducted an evaluation, under the supervision of, and with the participation of, the individual who performs the functions of a Principal Executive Officer (the “CEO”) and the individual who performs the functions of a Principal Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2014. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of October 31, 2014 were not effective as a result of a material weakness in internal control over financial reporting concerning valuation related controls associated with certain affiliated or controlled portfolio companies (e.g., MVC Auto and SGDA Europe) which is discussed further below.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

General.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Scope of Management’s Report on Internal Control Over Financial Reporting. The Company’s internal control over financial reporting includes those policies and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Conclusion. Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2014. In making this assessment, management used the criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company did not maintain effective internal control over financial reporting as of October 31, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In conducting our review of our internal control over financial reporting, we identified a material weakness in our internal control over financial reporting concerning the design and operating effectiveness of certain valuation related controls associated with investments in certain affiliated or controlled portfolio companies (e.g., MVC Auto and SGDA Europe).  As a result of the weakness, a material misstatement of the fair values of certain investments (and related misstatements of Net Unrealized Appreciation/Depreciation on Investments, Total Assets, Net Asset Value Per Share, and related financial disclosures), were not prevented or detected on a timely basis. The foregoing led to the restatement of the 2013 annual financial statements, and 2013 and 2014 interim financial statements.

To address the material weakness, in the second half of 2015 the Company has adopted a corrective action plan which will add new and/or enhance existing controls surrounding the valuation process and financial reporting oversight of various controlled/affiliated portfolio companies, including additional reviews (by one or more MVC Capital representatives) of the financial reporting of controlled and certain affiliated portfolio companies and additional reviews and testing of valuation data of these controlled/affiliated portfolio companies. The Company has also enhanced its internal audit plan to incorporate risk assessments of controlled and certain affiliated portfolio companies. In addition, the Company has retained a third party consultant to perform external reviews of certain fair valuations.

Attestation Report of the Independent Registered Public Accounting Firm.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears in Item 15 of this report.

Changes in Internal Control Over Financial Reporting.

Other than matters discussed in this Item 9A, there have been no changes in our internal control over financial reporting since our last Quarterly Report filed on Form 10-Q for the period ended July 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of MVC Capital, Inc.

We have audited MVC Capital, Inc.’s (the “Company”) internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”). MVC Capital, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company had a material weakness relating to the design and operating effectiveness of valuation related controls associated with investments in certain affiliated or controlled portfolio companies. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheets of the

Company, including the consolidated schedules of investments, as of October 31, 2014 and 2013, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended October 31, 2014, and the consolidated selected per share data and ratios for each of the five years in the period ended October 31, 2014. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of those consolidated financial statements, and this report does not affect our report dated October 14, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, MVC Capital, Inc. has not maintained effective internal control over financial reporting as of October 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP

New York, New York
October 14, 2015

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

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information with respect to “directors and executive officers of the Registrant” to be contained in the Company’s proxy statement to be filed with the SEC, in connection with the Company’s annual meeting of shareholders to be held in 2015 (the “2015 Proxy Statement”), which information is incorporated herein by reference.

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

ITEM 11.                 EXECUTIVE COMPENSATION

Reference is made to the information with respect to “executive compensation” to be contained in the 2015 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information with respect to “security ownership of certain beneficial owners and management” to be contained in the 2015 Proxy Statement, which information is incorporated herein by reference.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated by reference to the relevant section of the 2015 Proxy Statement.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the information with respect to “principal accounting fees and services” to be contained in the 2015 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.                                    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

(a)(1)

Financial Statements	Page(s)

Consolidated Balance Sheets
October 31, 2014 and October 31, 2013	105

Consolidated Schedule of Investments
October 31, 2014	106-107
October 31, 2013	108-109

Consolidated Statement of Operations
For the Year Ended October 31, 2014,
the Year Ended October 31, 2013 (Restated) and
the Year Ended October 31, 2012	110

Consolidated Statement of Cash Flows
For the Year Ended October 31, 2014,
the Year Ended October 31, 2013 (Restated) and
the Year Ended October 31, 2012	111

Consolidated Statement of Changes in Net Assets
For the Year Ended October 31, 2014,
the Year Ended October 31, 2013 (Restated) and
the Year Ended October 31, 2012	112

Consolidated Selected Per Share Data and Ratios
For the Year Ended October 31, 2014,
the Year Ended October 31, 2013 (Restated),
the Year Ended October 31, 2012,
the Year Ended October 31, 2011 and
the Year Ended October 31, 2010	113

Notes to Consolidated Financial Statements	114-180
Report of Independent Registered Public Accounting Firm	181-186

(a)(2)                  The following financial statement schedules are filed here with:

Schedule 12-14 of Investments in and Advances to Affiliates	193

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

3.4	Sixth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.(A) filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on March 12, 2014)
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

10.7*	Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association

Exhibit Number	Description
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

10.10*	Form of Fee and Service Schedule Amendment to Transfer Agency Agreement with Registrant and Computershare Trust Company, N.A
10.11

Form of Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.6 filed with the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)

10.12

Form of Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 99.k.7 filed with Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-119625) filed on February 21, 2006)

10.13

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

10.15*	Form of Third Amendment to Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC
10.16

Form of First Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit10.3 filed with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 4, 2009)

10.17

Form of Second Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC. (Incorporated by reference to Exhibit 10.2 with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 11, 2012)

10.18*	Form of Third Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC
10.19

Form of Custody Agreement between Registrant and JP Morgan Chase Bank, N.A., (Incorporated by reference to Exhibit 10 filed with Registrant’s Annual Report on Form 10-K (File No. 814-00201) filed on December 21, 2010).

10.20

Form of Subscription Agreement, dated April 26, 2013. (Incorporated by reference to Exhibit k.15 filed with Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-184803) filed on April 26, 2013)

10.21

Credit Agreement between MVC Capital Inc. and Branch Banking and Trust Company. (Incorporated by reference to Exhibit 10.(A) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 9, 2013)

10.22

Amended and Restated Custody Agreement between MVC Capital, Inc. and Branch Banking and Trust Company. (Incorporated by reference to Exhibit 10.(B) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 9, 2013)

10.23

Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10.(A) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on March 12, 2014.

Exhibit Number	Description
10.24

Second Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10. (A) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on June 6, 2014.

10.25

Third Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company (Incorporated by reference to Exhibit 10(A) with Registrant’s Quarterly Report on Form 10-Q (File No. 814-00201) filed on September 9, 2014.

10.26*	Fourth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company
10.27*	Fifth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company
10.28*	Sixth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company
10.29*	Credit Agreement between MVC Capital, Inc. and Firstrust Bank
10.30*	Amended and Restated Credit Agreement between MVC Capital, Inc. and Firstrust Bank
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

16.1	Letter Regarding Change in Certifying Accountant (Previously filed as Exhibit 99.1 filed with Registrant’s Current Report on Form 8-K (File No. 814-00201) filed on July 6, 2015
21.1*

Financial Statements (as of 12/31/2014) of Velocitius B.V., a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

21.2*

Financial Statements (as of 12/31/2013 and excludes financial information of a subsidiary dealership and the parent company) of MVC Automotive Group B.V., a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

31*	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32*	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*Filed herewith

(b)                                 Exhibits

Exhibit No.	Exhibit

10.7	Form of Amendment to Custody Agreement between Registrant and U.S. Bank National Association

10.10	Form of Fee and Service Schedule Amendment to Transfer Agency Agreement with Registrant and Computershare Trust Company, N.A

10.15	Form of Third Amendment to Fund Administration Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC

10.18	Form of Third Amendment to Fund Accounting Servicing Agreement with Registrant and U.S. Bancorp Fund Services, LLC

10.26	Fourth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company

10.27	Fifth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company

10.28	Sixth Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust Company

10.29	Credit Agreement between MVC Capital, Inc. and Firstrust Bank

10.30	Amended and Restated Credit Agreement between MVC Capital, Inc. and Firstrust Bank

21.1

Financial Statements (as of 12/31/2014) of Velocitius B.V., a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

21.2

Financial Statements (as of 12/31/2013 and excludes financial information of a subsidiary dealership and the parent company) of MVC Automotive Group GmbH, a current significant subsidiary (unaudited by MVC Capital, Inc. but based on audited financial statements prepared and provided by the portfolio company)

31	Certifications pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(c)                                              Financial Statement Schedules

Schedule 12-14	MVC Capital, Inc. and Subsidiaries
Schedule of Investments in and Advances to Affiliaties

		Amount of Interest			Gross	Gross
		or Dividends Credited		October 31, 2013	Additions	Reductions	October 31, 2014
Portfolio Company	Investment (1)	to Income (5)	Other (2)	Fair Value (restated)	(3)	(4)	Fair Value
Companies More than 25% owned

Equus Total Return, Inc.	Common Stock	—	—	—	10,030,272	(252,055)	9,778,217
(Regulated Investment Company)

Harmony Health & Beauty, Inc.	Common Stock	—	—	—	—	—	—
(Healthcare - Retail)

MVC Automotive Group	Common Stock	—	—	17,540,756	10,792,409	(6,785,165)	21,548,000
(Automotive Dealership)	Bridge Loan	8,176	—	1,635,244	—	(1,635,244)	—

MVC Private Equity Fund LP	General Partnership Interest	—	—	288,150	215,774	—	503,924
(Private Equity Firm)	Limited Partnership Interest	—	—	11,384,168	8,585,240	—	19,969,408

Ohio Medical Corporation	Common Stock	—	—	—	—	—	—
(Medical Device Manufacturer)	Preferred Stock	—	—	24,600,000	—	(800,000)	23,800,000
	Preferred Stock	—	—	23,732,299	4,031,135	—	27,763,434

RuMe Inc.	Common Stock	—	—	—	924,475	—	924,475
(Consumer Products)	Series C Preferred Stock	—	—	—	4,285,525	—	4,285,525
	Series B-1 Preferred Stock	—	—	—	1,090,000	—	1,090,000

SIA Tekers Invest	Common Stock	—	—	1,477,000	—	(252,000)	1,225,000
(Port Facilities)

Turf Products, LLC	Loan	428,478	—	8,395,262	—	(4,530,990)	3,864,272
(Distributor - Landscaping & Irrigation Equipment)	LLC Interest	—	—	3,466,794	525,000	—	3,991,794
	Revolver	—	—	1,000,000	—	(1,000,000)	—
	Guarantee	—	—	—	—	(66,860)	(66,860)
	Warrant	—	—	—	—	—	—

Velocitius B.V.	Common Equity Interest	—	—	19,865,000	—	(8,398,000)	11,467,000
(Renewable Energy)

Vestal Manufacturing Enterprises, Inc.	Loan	73,000	—	600,000	—	—	600,000
(Iron Foundries)	Common Stock	—	—	12,450,000	4,450,000	—	16,900,000

Total companies more than 25% owned		$509,654					$147,644,189

Companies More than 5% owned, but less than 25%

Advantage Insurance Holdings LTD	Preferred Stock	—	—	7,500,000	221,000	—	7,721,000
(Insurance)

Centile Holding B.V.	Common Stock	—	—	4,777,000	217,000	—	4,994,000
(Software)

Custom Alloy Corporation	Loan	813,195	—	7,500,000	—	(7,500,000)	—
(Manufacturer of Tubular Goods for the Energy Industry)	Preferred Stock Series A	—	—	88,000	—	(88,000)	—
	Preferred Stock Series B	—	—	19,912,000	—	(19,912,000)	—

JSC Tekers Holdings	Common Stock	—	—	4,500	—	(300)	4,200
(Automotive Dealerships)	Preferred Stock	—	—	—	11,810,188	(5,652,282)	6,157,906
	Loan	(685,333)	—	11,000,000	—	(11,000,000)	—

Marine Exhibition Corporation	Loan	900,230	—	11,415,060	—	(11,415,060)	—
(Theme Park)	Preferred Stock*	1,084,844	—	3,544,119	—	(3,544,119)	—

Octagon Credit Investors, LLC	LLC Interest	—	—	6,918,549	—	(6,918,549)	—
(Financial Services)

RuMe Inc.	Common Stock	—	—	160,000	—	(160,000)	—
(Consumer Products)	Loan	880,693	—	—	3,250,000	(3,250,000)	—
	Series B-1 Preferred Stock	—	—	1,090,000	—	(1,090,000)	—

Security Holdings, B.V.	Common Equity Interest	—	—	36,258,000	14,342,000	—	50,600,000
(Technology Services)	Loan	162,222	—	—	4,000,000	(4,000,000)	—

SGDA Europe B.V.	Common Equity Interest	—	—	4,098,810	8,460,201	(2,562,347)	9,996,664
(Soil Remediation)

U.S. Gas & Electric, Inc.	Loan	1,260,162	—	10,118,798	—	(2,618,798)	7,500,000
	Loan	182,091	—	—	3,041,550	—	3,041,550
(Energy Services)	Preferred Stock	—	—	92,667,607	—	(9,000,000)	83,667,607
	Preferred Stock	—	—	—	—	—	—

Total companies more than 5% owned, but less than 25%		$4,598,104					$173,682,927

This schedule should be read in conjunction with the Company’s consolidated statements as of and for the year ended October 31, 2014, including the consolidated schedule of investments.

(1) Common stock, preferred stock, warrants, options and equity interests are generally non-income producing and restricted.  The principal amount for loans and debt securities and the number of shares of common and preferred stock are shown in the consolidated schedule of investments as of October 31, 2014.

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

Date		Signature	Title

Date:	10/14/15	/s/ Michael Tokarz	Chairman (Principal Executive Officer) and Director
(Michael Tokarz)

Date:	10/14/15	/s/ Scott Schuenke	Principal Financial Officer
(Scott Schuenke)

Date:	10/14/15	/s/ Emilio Dominianni	Director
(Emilio Dominianni)

Date:	10/14/15	/s/ Gerald Hellerman	Director
(Gerald Hellerman)

Date:	10/14/15	/s/ Phillip F. Goldstein	Director
(Phillip F. Goldstein)

Date:	10/14/15	/s/ Warren Holtsberg	Director
(Warren Holtsberg)

Date:	10/14/15	/s/ Robert C. Knapp	Director
(Robert C. Knapp)

Date:	10/14/15	/s/ William E. Taylor	Director
(William E. Taylor)