Form 10-K/A
period 2014-10-31
MVC CAPITAL, INC.
filed 2015-12-01
CIK 1099941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended October 31, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00201

MVC Capital, Inc.

(Exact Name of Registrant as Specified in Charter)

Delaware	94-3346760
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

287 Bowman Avenue, Purchase, New York	10577
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (914) 701-0310

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed fiscal second quarter: $167,177,112.81 computed on the basis of $9.70 per share, closing price of the common stock on the New York Stock Exchange (the “NYSE”) on April 30, 2015. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

There were 22,702,821  shares of the registrant’s common stock, $.01 par value, outstanding as of October 14, 2015.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended October 31, 2014 (the “Original Filing”) for MVC Capital Inc. (the “Fund”), which was filed with the Securities and Exchange Commission on October 15, 2015, is to amend Part III of the Original Filing to include fiscal 2014 governance, auditor fee and certain other related information that would have been included in the registrant’s proxy statement for a 2015 annual meeting of shareholders. However, as disclosed, that meeting has been delayed until 2016.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 includes currently dated certifications from the Registrant’s Chief Executive Officer and Chief Financial Officer. No other items of the Original Filing are being amended hereby.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

Information regarding the directors and the officers of the Fund, including brief biographical information, as of July 31, 2015, is set forth below.

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director	(6) Other Directorships Held by Director During Past 5 Years

Independent Directors

Emilio Dominianni 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 84	Director	1 year/12 years 5 months

Mr. Dominianni is a retired Partner of, and was Special Counsel to, Coudert Brothers LLP, a law firm. He is currently a director of Stamm International Corporation, Powrmatic Inc., and Powrmatic of Canada Ltd., manufacturers and distributors of heating, ventilating, and air conditioning equipment.

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director	(6) Other Directorships Held by Director During Past 5 Years

Phillip Goldstein 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 70	Director	1 year/2 years 10 months

Mr. Goldstein is a principal of Bulldog Holdings, LLC, the owner of several entities serving as the general partner of several investment partnerships in the Bulldog Investors group of private funds, and the owner of Kimball & Winthrop, LLC, the managing general partner of Bulldog Investors General Partnership, since 2012; he was also a principal of the general partner of several investment partnerships in the Bulldog Investors group of private funds from 1992-2012; additionally, Mr. Goldstein is a principal of Bulldog Investors, LLC (formerly known as Brooklyn Capital Management, LLC), the investment adviser for the Special Opportunities Fund and several private investment funds, since 2009. Mr. Goldstein is (or was previously) a Director of the following closed-end funds: Mexico Equity and Income Fund since 2000; Special Opportunities Fund since 2009; ASA Gold and Precious Metals Ltd. from 2008 to 2013; Korea Equity Fund from 2010-2012; Brantley Capital Corporation from 2001 to 2013; and Chairman and Director of Emergent Capital, Inc. (formerly known as Imperial Holdings, Inc.), a specialty finance company, since 2012.

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director	(6) Other Directorships Held by Director During Past 5 Years

Gerald Hellerman 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 77	Director	1 year/12 years 5 months

Mr. Hellerman owned and served as Managing Director of Hellerman Associates, a financial and corporate consulting firm, from the firm’s inception in 1993 until it ceased operations in 2013. Mr. Hellerman currently serves as a director and chief compliance officer for The Mexico Equity and Income Fund, Inc. and for Special Opportunities Fund, Inc. Mr. Hellerman currently serves as director and chairman of the audit committee of BDCA Venture, Inc. and Emergent Capital, Inc. (formerly known as  Imperial Holdings, Inc.) as well as a director of Ironsides Partners Opportunity Offshore Fund Ltd. Mr. Hellerman was previously a director of Brantley Capital Corporation, a director of the Old Mutual registered hedge fund complex, and a director of TM Entertainment and Media, Inc.

				None(1)	See column 4

Robert Knapp Ironsides Partners LLC 100 Summer Street 27th Floor Boston, MA 02108 Age: 48	Director	1 year/12 years 5 months

Mr. Knapp is the Founder and Managing Director of Ironsides Partners LLC, Ironsides Partners Opportunity Fund, Ironsides Partners Special Situations and related partnerships and entities. He serves as a director of the Africa Opportunity Partners Ltd. and its related fund vehicles, including the Africa Opportunity Fund Ltd. (LSE SFM: AOF).  Mr. Knapp also serves as director to Ironsides Partners Special Situations Fund II (fund complex). Mr. Knapp is an independent, non-executive director of Pacific Alliance Asia Opportunity Fund (fund complex) and Pacific Alliance Group Asset Management Ltd., as well as Castle Private Equity AG (SWX: CPEN)  Mr. Knapp also serves as a member of the Board of Managers of Veracity Worldwide LLC and Waterloo Oil & Gas LLC.  In addition to his directorships named above,

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director	(6) Other Directorships Held by Director During Past 5 Years

Mr. Knapp is a Trustee of Princeton-in-Asia, Regional Plan Association, and the Sea Education Association.  Mr. Knapp was previously a director of Pacific Alliance Investment Management Ltd. and the Vietnam Opportunity Fund. Mr. Knapp was previously a managing director with Millennium Partners.

William Taylor 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 72	Director	1 year/9 years 5 months

Mr. Taylor is a Certified Public Accountant and retired Partner of Deloitte & Touche.  Mr. Taylor is currently a director of Northern Illinois University Foundation and President and a director of The William & Dian Taylor Foundation. Mr. Taylor was previously a trustee of Writers Theatre. From 1976 through May 2005, Mr. Taylor was a Partner at Deloitte & Touche. From 1997 to 2001, Mr. Taylor was a director of Deloitte & Touche USA and from 1999 to 2003 Mr. Taylor was a director of Deloitte Touche Tohmatsu.

				None(1)	See column 4

Officer and Interested Directors

Warren Holtsberg(2) 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 64	Director	1 year/8 years 4 months

Mr. Holtsberg currently serves as Co-Head of Portfolio Management of The Tokarz Group Advisers LLC (the “Adviser”), the investment adviser to the Fund. Mr. Holtsberg founded Motorola Ventures, the venture capital and private equity investment arm for Motorola, Inc. where he led the worldwide fund for eight years. He was also Corporate Vice President and Director of Equity Investments at Motorola. Mr. Holtsberg served as a member of the

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director	(6) Other Directorships Held by Director During Past 5 Years

Board of Directors of the Illinois Venture Capital Association until 2014, and currently serves as a member of the Board of Sportvision, the Big Shoulders Fund, and the Advanced Oilfield Services. Mr. Holtsberg serves on the advisory board of the Arcapita Fund, as an Emeritus Board Member of the Chicagoland Entrepreneurship Center, Illinois Ventures, the venture investment arm for the University of Illinois, and as Chairman of the Board of UI LABS. Mr. Holtsberg also serves as a director for U.S. Gas & Electric, Inc. and MVC Partners LLC, portfolio companies of the Fund.

Michael Tokarz(3) 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 65	Director	1 year/11 years 9 months

Mr. Tokarz currently serves as Chairman and Portfolio Manager of the Fund and as Manager of the Adviser. Mr. Tokarz also is the Managing Member of The Tokarz Group, a private merchant bank, since 2002. Mr. Tokarz is also a principal and investment team member of PPC Enterprises LLC, a registered investment adviser. Prior to this, Mr. Tokarz was a senior General Partner and Administrative Partner at Kohlberg Kravis Roberts & Co., a private equity firm specializing in management buyouts. He also currently serves on the corporate boards of CNO Financial Group, Inc., Walter Energy, Inc. (Chairman of the board), Walter Investment Management Corp., and Mueller Water Products, Inc. He is Chairman Emeritus and is a member of the Board of the University of Illinois Foundation, and serves on its executive committee, investment policy committee and finance committee. He is also a member of the Board of Managers for Illinois Ventures, LLC and Illinois Emerging Technology Fund

				None(1)	See column 4

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director	(6) Other Directorships Held by Director During Past 5 Years

LLC. Mr. Tokarz serves as a director for the following portfolio companies of the Fund: Custom Alloy Corporation, Harmony, Health and Beauty, Inc., MVC Automotive Group B.V., MVC Partners LLC, Ohio Medical Corporation and Turf Products, LLC. He also serves as a director of Focus Pointe Global, Gibdock Limited, and Plymouth Rock Energy, LLC, all portfolio companies of MVC Private Equity Fund, L.P. He was previously on the board of Lomonosov, Athleta, Inc. and Apertio Ltd. In addition, he was on the boards of Timberland Machines & Irrigation, Inc., Dakota Growers Pasta Company, Harmony Pharmacy & Health Centers, Inc., Summit Research Labs, Inc. and Huamei Capital Company, formerly portfolio companies of the Fund.

Executive Officers

Bruce Shewmaker 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 69	Managing Director	Indefinite term/11 years 9 months

Mr. Shewmaker currently serves as Managing Director of the Adviser and the Fund. Mr. Shewmaker worked directly for the Fund from November 2003 through October 2006. Previously, Mr. Shewmaker served as an Independent Director of the Fund in 2003. Mr. Shewmaker currently serves on the board of Garrison Capital Inc. Mr. Shewmaker previously served on the board of Harris & Harris Group, Inc. Mr. Shewmaker also previously served as a director for the following portfolio companies of the Fund: Baltic Motors Corporation, Phoenix Coal Corporation, Processclaims, Inc., Vendio Services, Inc., Velocitius B.V., and Vestal Manufacturing Enterprises,

				N/A	N/A

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director	(6) Other Directorships Held by Director During Past 5 Years

Inc. He currently serves on the Boards of Foliofn, Inc., MVC Partners LLC, and Advantage Insurance Holdings Ltd.

Scott Schuenke 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 36	Chief Financial Officer	Indefinite term/1 year 9 months

Mr. Schuenke currently serves as the Chief Financial Officer of the Adviser, in addition to his service as Chief Financial Officer of the Fund. Prior to February 2015, Mr. Schuenke served as the Chief Compliance Officer of the Fund and the Adviser. Prior to joining the Fund in June 2004, Mr. Schuenke served as a compliance officer with U.S. Bancorp Fund Services, LLC, from 2002 until he joined the Fund in 2004. Mr. Schuenke also served as the secretary of The Mexico Equity & Income Fund, Inc. and assistant secretary of Tortoise Energy Infrastructure Corporation during his tenure at U.S. Bancorp Fund Services, LLC. He serves on the Board of NPWT Corporation, a portfolio company of the Fund. Mr. Schuenke previously served on the Board of Vestal Manufacturing, Inc., formerly a portfolio company of the Fund. Mr. Schuenke is a Certified Public Accountant.

				N/A	N/A

Kevin Byrne 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 56	Chief Compliance Officer	Indefinite/7 months

Mr. Byrne currently serves as Chief Compliance Officer of the Adviser, in addition to his service as Chief Compliance Officer of the Fund. He also currently serves as Financial, Administrative and Compliance Consultant/Member at Fisher Capital Corp. LLC. He previously served as a Compliance Consultant to the Adviser from November 2013 to December 2014.

				N/A	N/A

Jaclyn Rothchild 287 Bowman Avenue 2nd Floor Purchase, NY 10577 Age: 36	Vice President/ Secretary	Indefinite term/10 years 8 months; Indefinite term/11 years 6 months

Ms. Rothchild currently serves as Vice President and Secretary of the Adviser, in addition to her service as Vice President and Secretary of the Fund. Prior to joining the Fund in June 2002, she was an Associate and Business Manager with Draper Fisher Jurvetson meVC Management Co.

				N/A	N/A

(1) Name, Address and Age	(2) Positions(s) Held with the Fund	(3) Term of Office/ Length of Time Served	(4) Principal Occupation(s) During Past 5 Years	(5) Number of Portfolios in Fund Complex Overseen by Director	(6) Other Directorships Held by Director During Past 5 Years

LLC, the former investment sub-adviser to the Fund, and an Associate at The Bank Companies (acquired by Newmark & Co. Real Estate), a commercial real estate company. Ms. Rothchild serves as Chief Operating Officer of Eleventh Street Partners, Inc. and is a member of the Advisory Board of Forward Health. Ms. Rothchild serves on the Board of MVC Partners LLC, a portfolio company of the Fund.

(1)   Other than the Fund.

(2)   Mr. Holtsberg is an “interested person,” as defined in the 1940 Act, of the Fund (an “Interested Director”) because of his employment with the Adviser.

(3)   Mr. Tokarz is an Interested Director because he serves as an officer of the Fund.

In determining whether each Director should continue to serve as a Director, the Nominating Committee and the Board considered a variety of factors, including each of the Directors’ performance as current Directors and their professional background and experience.  The Board noted the Directors’ collective knowledge and experience in financial services, legal and financial analysis, corporate finance, asset management, portfolio management and accounting, all of which strengthen the Board’s collective qualifications.  The Nominating Committee members considered that Messrs. Tokarz and Holtsberg are not Independent Directors but recognized that they represent the Adviser, and, as such, help foster the Board’s direct access to information regarding the Adviser, which is the Fund’s most significant service provider.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934(the “1934 Act”), and Section 30(h) of the Investment Company Act of 1940 (the “1940 Act”), taken together, require that the directors, officers of the Fund and beneficial owners of more than 10% of the equity securities of the Fund (collectively, “Reporting Persons”) file with the SEC reports of their beneficial ownership and changes in their beneficial ownership of the Fund’s securities.  Based solely on its review of the copies of such reports, the Fund believes that each of the Reporting Persons who was a Reporting Person during the fiscal year ended October 31, 2014 has complied with applicable filing requirements, with the following inadvertent exceptions:  Mr. Goldstein, due to an error in the amount of shares reported on Form 3, filed an amendment on Form 3 on February 10, 2014;  and Mr. Knapp filed late one report on Form 4, covering a total of one transaction.

Code of Ethics.

The Board has also adopted a Code of Ethics, which applies to, among others, all of the Fund’s officers and directors, as well as a Code of Ethics for Principal Executive and Senior Financial Executives that applies to and has been signed by the Principal Executive Officer and the Chief Financial Officer of the Fund.  These materials can be found on the Fund’s website at www.mvccapital.com.  Waivers, if any, of the Fund’s Code of Ethics or Code of Ethics for Principal Executive and Senior Financial Executives will be promptly disclosed on the Fund’s website.

Audit Committee.

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the 1934 Act. The members of the Audit Committee are Emilio Dominianni, Gerald Hellerman and William Taylor.

Each of the current members of the Audit Committee, is considered an independent director.  Each member of the Audit Committee meets the applicable independence and experience requirements, and the Board has determined that Mr. Hellerman is an “audit committee financial expert,” as defined under Item 407(d)(5) of Regulation S-K of the 1934 Act.  Mr. Hellerman is the Chairman of the Audit Committee.

Item 11.                                                  Executive Compensation

Director and Executive Officer Compensation

The Fund’s officers do not receive any direct compensation from the Fund. The Fund does not currently have any employees and does not expect to have any employees.  Services necessary for its business are provided by individuals who are employees of the Adviser, and the Fund’s administrator, U.S. Bancorp Fund Services, LLC (the “Administrator”), pursuant to the terms of the Fund’s amended and restated investment advisory and management agreement (the “Advisory Agreement”) and administration agreement. Each of the Fund’s executive officers is an employee of the Adviser. The Fund’s day-to-day investment operations are managed by the Adviser.

The following table sets forth compensation paid by the Fund in all capacities during the fiscal year ended October 31, 2014 to all of our Directors. Our Directors have been divided into two groups — Interested Directors and Independent Directors. The Interested Directors are “interested persons,” as defined in the 1940 Act, of the Fund.  No compensation is paid to the Interested Directors.  (The Fund is not part of any Fund Complex.)   No information has been provided with respect to executive officers of the Fund because the Fund’s executive officers do not receive any direct compensation from the Fund.

Name of Person, Position	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation (1)	Total
Interested Directors
Warren Holtsberg, Director	None	None	None	None
Michael Tokarz, Chairman and Portfolio Manager	None	None	None	None
Independent Directors
Emilio Dominianni, Director	$75,000	None	None	$75,000
Phillip Goldstein, Director	$70,000	None	None	$70,000
Gerald Hellerman, Director	$85,000	None	None	$85,000
Robert Knapp, Director	$85,000	None	None	$85,000
William Taylor, Director	$70,000	None	None	$70,000

(1)                              Directors do not receive any pension or retirement benefits from the Fund.

Effective May 1, 2014, the fees payable to Independent Directors and the fees payable to the Chairman of the Audit Committee, Valuation Committee, and Nominating Committee were as follows: Each Independent Director is paid an annual retainer of $70,000 ($80,000 for the Chairman of the Audit Committee and the non-Chairman members of the Valuation Committee and $90,000 for the Chairman of the Valuation Committee) for up to five in-person Board meetings and committee meetings per year. In the event that more than five in-person Board meetings and committee meetings occur, each Director will be paid an additional $1,000 for an in-person meeting. Each Independent Director is also reimbursed by the Fund for reasonable out-of-pocket expenses. The Directors do not receive any pension or retirement benefits from the Fund.

Compensation Committee.

The Compensation Committee, the principal purpose of which is to oversee the compensation of the Independent Directors, is currently comprised of Messrs. Hellerman and Knapp.  Mr. Hellerman is the Chairman of the Compensation Committee.  The Compensation Committee was established in March 2003.  The Compensation Committee annually reviews the overall compensation principles of the Fund governing the compensation and benefits of the Directors and officers, including developing and recommending, for the Board’s adoption, compensation for members of the Board. The Fund’s executive officers do not receive any direct compensation from the Fund.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Director Equity Ownership

The following table sets forth, as of the date of the Original Filing, with respect to each Director, certain information regarding the dollar range of equity securities beneficially owned in the Fund. The Fund does not belong to a family of investment companies.

(1) Name of Director	(2) Dollar Range of Equity Securities in the Fund	(3) Aggregate Dollar Range of Equity Securities of All Funds Overseen by Director in Family of Investment Companies
Independent Directors
Emilio Dominianni	Over $100,000	Over $100,000
Phillip Goldstein	Over $100,000	Over $100,000
Gerald Hellerman	Over $100,000	Over $100,000
Robert Knapp	Over $100,000	Over $100,000
William Taylor	Over $100,000	Over $100,000

Interested Directors
Warren Holtsberg (1)	$50,001-$100,000	$50,001-$100,000
Michael Tokarz (2)	Over $100,000	Over $100,000

(1)  Mr. Holtsberg is an Interested Director because of his employment with the Adviser.

(2)  Mr. Tokarz is an Interested Director because he serves as an officer of the Fund and controls the Adviser.

The following table sets forth, as of September 30, 2015, each stockholder who owned more than 5% of the Fund’s outstanding shares of common stock, each current director, the Fund’s executive officers, and the directors and executive officers as a group.  Unless otherwise indicated, the Fund believes that each beneficial owner set forth in the table has sole voting and investment power.

Shareholder Name and Address	Amount of Shares Owned		Percentage of Fund Held

Bulldog Investors LLC	1,412,685	(1)	6.22%
Park 80 West, 250 Pehle Ave Suite 708 Saddle Brook, NJ 07663

Royce & Associates, LLC	1,233,700	(2)	5.43%
745 Fifth Avenue New York, NY 10151

Interested Directors
Warren Holtsberg	7,000		*
Michael Tokarz	931,042.57		4.10%

Independent Directors
Emilio Dominianni	52,051.10		*
Phillip Goldstein	1,017,051	**	4.48%
Gerald Hellerman	63,000.00		*
Robert Knapp	672,858.37	***	2.96%
William Taylor	49,488.69		*

Executive Officers
Bruce Shewmaker	23,365.72		*
Scott Schuenke	2,927.83		*
Jaclyn Shapiro-Rothchild	2,896.82		*
Kevin Byrne			*
All directors and executive officers as a group (11 in total)*****	2,821,682.10		12.52%

(1)	Based on information contained in Form 13F filed with the SEC on August 13, 2015. With respect to 719,272 of these Shares, Bulldog Investors LLC shares voting and investment power.
(2)	Based on information contained in Form 13F filed with the SEC on August 10, 2015.

*	Less than 1%.
**

971,301 of these Shares are owned by certain private investment funds managed by Bulldog Investors, LLC. Mr. Goldstein is a principal of Bulldog Investors. Mr. Goldstein disclaims all beneficial ownership in these Shares to the extent such ownership exceeds his pecuniary interest therein. For purposes of calculating the “Percentage of Fund Held”, however, all of Mr. Goldstein’s 1,017,051 Shares have been counted as being beneficially owned. Based on information contained in Form 4 filed on October 29, 2014.

***

300,765.37 of these Shares are held by Ironsides Holdings LLC, which is wholly owned by Robert Knapp. 372,093 shares are held by a separately managed account and a private fund. Mr. Knapp is a principal of the investment adviser of the separately managed account and a principal of the general partner and investment adviser of the private fund. Mr. Knapp is also a limited partner in a fund that has an interest in the private fund. The investment adviser has sole voting and dispositive power over the 372,093 shares held by the separately managed account and the private fund. Mr. Knapp disclaims all beneficial ownership of such Shares, except to the extent of his pecuniary interest therein. For purposes of calculating the “Percentage of Fund Held”, however, all of the Shares have been counted as being beneficially owned. Additionally, 672,858.37 of Mr. Knapp’s Shares are pledged as security to margin accounts. Based on information contained in Form 4 filed on October 10, 2014.

****	Unless indicated by footnote above, none of the Directors or Executive Officers’ Shares are pledged as security.

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence

The Fund has procedures in place for the review, approval and monitoring of transactions involving the Fund and certain persons related to the Fund.  For example, the Fund has a Code of Ethics that generally prohibits, among others, any officer or director of the Fund from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Fund.  As a business development company, the 1940 Act also imposes regulatory restrictions on the Fund’s ability to engage in certain related party transactions.  However, the Fund is permitted to co-invest in certain portfolio companies with its affiliates to the extent consistent with applicable law or regulation and, if necessary, subject to specified conditions set forth in an exemptive order obtained from the SEC.  Since the Fund’s current management team joined the Fund in 2003, no transactions have been effected pursuant to the exemptive order.  As a matter of policy, our Board has required that any related-party transaction (as defined in Item 404 of Regulation S-K) must be subject to the advance consideration and approval of the Independent Directors, in accordance with applicable procedures set forth in Section 57(f) of the 1940 Act.

The principal equity owner of the Adviser is Mr. Tokarz, our Chairman.  The Fund’s senior officers and Mr. Holtsberg have other financial interests in the Adviser (i.e., based on the Adviser’s performance).  In addition, the Fund’s officers and the officers and employees of the Adviser may serve as officers, directors or principals of entities that operate in the same or related line of business as the Fund or of investment funds managed by the Adviser or our affiliates.  These related businesses currently include a private equity fund (the “PE Fund”), the establishment of which was authorized by the Fund’s Board.  As previously disclosed in the Fund’s 10-K Reports for the last four fiscal years, an indirect wholly-owned subsidiary of the Fund serves as the general partner and the Adviser serves as the portfolio manager of the PE Fund, and both entities receive a portion of the carried interest and management fees generated from the PE Fund.  The Adviser intends to allocate investment opportunities in a fair and equitable manner.  The Board has approved a specific policy regarding the allocation of investment opportunities, which was set forth in the Report.

Further, Mr. Tokarz is a co-founder of PPC Enterprises LLC (“PPC”), a registered investment adviser that provides advisory services to Series A of Public Pension Capital, LLC (the “PPC Fund”).   As a result of this relationship and pursuant to a shared services arrangement with PPC, certain of PPC’s principals and other PPC investment professionals may make themselves available, from time to time, to consult with the Adviser on investment matters relating to MVC or the PE Fund.  In this connection, certain employees of PPC are “associated persons” of the Adviser when providing certain services on behalf of the Adviser and, in this capacity, are subject to its oversight and supervision.  Likewise, the Adviser makes available to PPC certain investment professionals that are employed by the Adviser to provide services for PPC and the PPC Fund.

Item 14.                                                  Principal Accountant Fees and Services

Audit Fees:

The aggregate fees billed for professional services rendered by Ernst & Young LLP for the audit of the Fund’s annual financial statements and review of financial statements in the Form 10-Q’s for the fiscal years ended October 31, 2014 and October 31, 2013 were $735,000 and $371,000, respectively.

Audit-Related Fees:

The aggregate fees billed by Ernst & Young LLP for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended October 31, 2014 and October 31, 2013 were $75,000 and $75,000, respectively.

Tax Fees:

The aggregate fees billed by Ernst & Young LLP for services rendered with respect to tax compliance, tax advice and tax planning for the fiscal years ended October 31, 2014 and October 31, 2013 were $65,000 and $58,000, respectively.

All Other Fees:

The aggregate fees billed by Ernst & Young LLP for any other products or services for the fiscal years ended October 31, 2014 and October 31, 2013 were $24,000 and $5,500, respectively.

The Audit Committee Charter requires that the Audit Committee pre-approve all audit and non-audit services to be provided to the Fund by the independent accountants; provided, however, that the Audit Committee may specifically authorize its Chairman to pre-approve the provision of any non-audit service to the Fund.  Further, the foregoing pre-approval policy may be waived, with respect to the provision of any non-audit services, consistent with the exceptions provided for in the federal securities laws.  All of the audit and tax services provided by Ernst & Young LLP for the fiscal years ended October 31, 2014 and October 31, 2013, were pre-approved by the Audit Committee or its Chairman. For the fiscal years ended October 31, 2014 and October 31, 2013, the Fund’s Audit Committee did not waive the pre-approval requirement with respect to any non-audit services provided to the Fund by Ernst & Young LLP.

PART IV

Item 25. Exhibits and Financial Statement Schedules

Exhibit Number	Description
31*	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32*	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	Signature	Title

Date: 12/1/15	/s/ Michael Tokarz	Chairman (Principal Executive Officer) and Director
(Michael Tokarz)

Date: 12/1/15	/s/ Scott Schuenke	Principal Financial Officer
(Scott Schuenke)

Date: 12/1/15	/s/ Emilio Dominianni	Director
(Emilio Dominianni)

Date: 12/1/5	/s/ Gerald Hellerman	Director
(Gerald Hellerman)

Date: 12/1/15	/s/ Phillip F. Goldstein	Director
(Phillip F. Goldstein)

Date: 12/1/15	/s/ Warren Holtsberg	Director
(Warren Holtsberg)

Date: 12/1/15	/s/ Robert C. Knapp	Director
(Robert C. Knapp)

Date: 12/1/15	/s/ William E. Taylor	Director
(William E. Taylor)