Form 10-Q
period 2015-01-31
MVC CAPITAL, INC.
filed 2015-12-01
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015 or

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

There were 22,702,821 shares of the registrant’s common stock, $.01 par value, outstanding as of December 1, 2015.

MVC Capital, Inc.

(A Delaware Corporation)

Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	January 31,	October 31,
	2015	2014
	(Unaudited)
ASSETS

Assets
Cash	$10,951,140	$8,781,375
Restricted cash equivalents (cost $5,648,500 and $6,265,500)	5,648,500	6,265,500
Cash equivalents (cost $5,295,107 and $8,391,089)	5,295,107	8,391,089
Investments at fair value
Short-term investments (cost $0 and $99,999,629)	—	99,897,404
Non-control/Non-affiliated investments (cost $163,332,791 and $150,682,873)	137,495,925	126,303,048
Affiliate investments (cost $115,052,751 and $115,021,554)	170,748,354	173,682,927
Control investments (cost $173,877,631 and $174,266,037)	140,782,365	147,644,189
Total investments at fair value (cost $452,263,173 and $539,970,093)	449,026,644	547,527,568
Receivable on sale of short-term investments	100,185,061	—
Deferred financing fees	3,132,869	2,972,864
Dividends and interest receivables, net of reserves	1,594,754	1,188,398
Fee and other receivables	771,091	1,939,827
Prepaid expenses	495,623	646,801

Total assets	$577,100,789	$577,713,422

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$114,408,750	$114,408,750
Revolving credit facility	100,000,000	100,000,000
Bridge Loan	14,882,481	—
Provision for incentive compensation (Note 11)	12,614,319	14,733,887
Professional fees payable	1,280,316	1,309,085
Management fee payable	1,155,799	1,474,223
Interest payable	441,592	374,875
Management fee payable - Asset Management	296,812	296,812
Accrued expenses and liabilities	293,908	456,148
Portfolio fees payable - Asset Management	263,110	436,791
Liability for share exchange	223,281	221,424
Consulting fees payable	146,864	97,250
Taxes payable	538	1,219

Total liabilities	246,007,770	233,810,464

Commitments and Contingencies (Note 9)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 22,702,821 and 22,702,821 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	421,035,869	421,037,726
Accumulated earnings	85,195,891	83,996,734
Dividends paid to stockholders	(119,818,259)	(116,753,378)
Accumulated net realized gain	2,560,086	2,697,840
Net unrealized (depreciation) appreciation	(2,867,406)	7,937,198
Treasury stock, at cost, 5,601,627 and 5,601,627 shares held, respectively	(55,296,206)	(55,296,206)

Total shareholders’ equity	331,093,019	343,902,958

Total liabilities and shareholders’ equity	$577,100,789	$577,713,422

Net asset value per share	$14.58	$15.15

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

	For the Quarter Ended	For the Quarter Ended
	January 31, 2015	January 31, 2014
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$260	$190
Affiliate investments	—	106,323

Total dividend income	260	106,513

Interest income
Non-control/Non-affiliated investments	2,967,671	1,303,394
Affiliate investments	327,429	1,076,169
Control investments	87,128	95,305

Total interest income	3,382,228	2,474,868

Payment-in-kind interest income
Non-control/Non-affiliated investments	833,724	782,066
Affiliate investments	31,305	246,873
Control investments	39,272	39,272

Total payment-in-kind interest income	904,301	1,068,211

Fee income
Non-control/Non-affiliated investments	—	504
Affiliate investments	183,000	230,000
Control investments	80,750	80,750

Total fee income	263,750	311,254

Fee income - Asset Management (1)
Portfolio fees	271,475	141,435
Management fees	33,629	308,775

Total fee income - Asset Management	305,104	450,210

Other income	—	202,198

Total operating income	4,855,643	4,613,254

Operating Expenses:
Interest and other borrowing costs	2,455,010	2,255,510
Management fee	1,979,805	2,189,078
Legal fees	409,000	138,000
Portfolio fees - Asset Management (1)	203,606	106,076
Audit & tax preparation fees	162,000	162,400
Other expenses	150,072	140,738
Consulting fees	115,851	135,151
Directors’ fees	105,000	103,125
Insurance	85,920	86,700
Administration	61,613	64,675
Public relations fees	46,500	51,000
Printing and postage	22,431	25,806
Management fee - Asset Management (1)	16,307	231,581
Net Incentive compensation (Note 11)	(2,119,568)	434,851

Total operating expenses	3,693,547	6,124,691

Less: Voluntary Expense Waiver by Adviser (2)	(37,500)	(37,500)

Total waivers	(37,500)	(37,500)

Net operating income (loss) before taxes	1,199,596	(1,473,937)

Tax Expenses:
Current tax expense	439	900

Total tax expense	439	900

Net operating income (loss)	1,199,157	(1,474,837)

Net Realized and Unrealized (Loss) Gain on Investments:

Net realized loss on investments
Short term investments	(137,754)	—
Non-control/Non-affiliated investments	—	(237,139)

Total net realized loss on investments	(137,754)	(237,139)

Net unrealized (depreciation) appreciation on investments	(10,804,604)	3,397,190

Net realized and unrealized (loss) gain on investments	(10,942,358)	3,160,051

Net (decrease) increase in net assets resulting from operations	$(9,743,201)	$1,685,214

Net (decrease) increase in net assets per share resulting from operations	$(0.43)	$0.08

Dividends declared per share	$0.135	$0.135

Weighted average number of shares outstanding(3)	22,702,821	22,617,688

The accompanying notes are an integral part of these consolidated financial statements.

(1) These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”).  Please see Note 10 “Management” for more information.

(2) Reflects the quarterly portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2015 and 2014 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  Please see Note 10 “Management” for more information.

(3) Please see Note 13 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	January 31, 2015	January 31, 2014

Cash flows from Operating Activities:
Net (decrease) increase in net assets resulting from operations	$(9,743,201)	$1,685,214
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss	137,754	237,139
Net change in unrealized depreciation (appreciation)	10,804,604	(3,397,190)
Amortization of premiums (discounts) and fees	(37,725)	(354,744)
Increase in accrued payment-in-kind dividends and interest	(436,878)	(1,008,665)
Amortization of deferred financing fees	(160,005)	123,600
Allocation of flow through income	—	(101,099)
Changes in operating assets and liabilities:
Dividends, interest and fees receivable	(406,356)	(380,664)
Fee and other receivables	1,168,736	(497,499)
Escrow receivables, net of reserves	—	300,000
Prepaid expenses	151,178	(30,182)
Prepaid taxes	—	336
Short-term investments receivable	(100,185,061)	—
Incentive compensation (Note 11)	(2,119,568)	434,851
Other liabilities	(567,464)	40,328
Purchases of equity investments	—	(5,258,643)
Purchases of debt instruments	(39,853,543)	(14,250,000)
Purchases of short-term investments	(99,323,398)	(99,703,473)
Proceeds from equity investments (1)	388,406	107,673
Proceeds from debt instruments	27,637,376	6,100,000
Sales/maturities of short-term investments	199,186,185	49,772,576

Net cash used in operating activities	(13,358,960)	(66,180,442)

Cash flows from Financing Activities:
Net proceeds from revolving credit facility	—	50,000,000
Net proceeds from bridge loan	14,882,481	—
Share exchange	(1,857)	—
Distributions paid to shareholders	(3,064,881)	(3,053,388)

Net cash provided by financing activities	11,815,743	46,946,612

Net change in cash and cash equivalents for the period	(1,543,217)	(19,233,830)

Unrestricted and restricted cash and cash equivalents, beginning of period	$23,437,964	$81,026,560

Unrestricted and restricted cash and cash equivalents, end of period	$21,894,747	$61,792,730

(1) For the quarter ended January 31, 2014, proceeds from equity investments includes $107,673, in escrow receivables, net of reserves.

During the quarters ended January 31, 2015 and 2014 MVC Capital, Inc. paid $2,272,426 and $2,107,007 in interest expense, respectively.

During the quarters ended January 31, 2015 and 2014 MVC Capital, Inc. paid $1420 and $300 in income taxes, respectively.

Non-cash activity:

During the quarters ended January 31, 2015 and 2014, MVC Capital, Inc. recorded payment in-kind dividend and interest of $436,878 and $1,008,665, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the quarter ended January 31, 2014, MVC Capital, Inc. was allocated $202,198, in flow-through income from its equity investment in Octagon Credit Investors, LLC.  Of these amounts, $101,099, was received in cash and the balance of $101,099, was undistributed and therefore increased the cost of the investment.  The fair value was then increased by $202,198, by the Company’s Valuation Committee.

On November 19, 2013, MVC Capital, Inc. converted the MVC Automotive Group B.V. bridge loan of approximately $1.6 million to addional common equity interest.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Quarter Ended	For the Quarter Ended	For the Year Ended
	January 31, 2015	January 31, 2014	October 31, 2014
	(Unaudited)	(Unaudited)
Operations:
Net operating gain (loss)	$1,199,157	$(1,474,837)	$1,579,417
Net realized (loss) gain on investments	(137,754)	(237,139)	16,519,778
Net change in (depreciation) appreciation unrealized appreciation on investments	(10,804,604)	3,397,190	(37,941,262)

Net (decrease) increase in net assets from operations	(9,743,201)	1,685,214	(19,842,067)

Shareholder Distributions from:
Income	(1,199,157)	—	(1,579,417)
Realized gain	—	—	(10,636,482)
Return of capital	(1,865,724)	(3,053,388)	—

Net decrease in net assets from shareholder distributions	(3,064,881)	(3,053,388)	(12,215,899)

Capital Share Transactions:
Reissuance of treasury stock for share exchange	—	—	4,350,722
Provision for share exchange	(1,857)	—	(221,424)
Offering expenses	—	—	(139,000)
Repurchase of common stock	—	—	(4,114,967)

Net decrease in net assets from capital share transactions	(1,857)	—	(124,669)

Total decrease in net assets	(12,809,939)	(1,368,174)	(32,182,635)

Net assets, beginning of period/year	343,902,958	376,085,593	376,085,593

Net assets, end of period/year	$331,093,019	$374,717,419	$343,902,958

Common shares outstanding, end of period/year	22,702,821	22,617,688	22,702,821

Undistributed net operating income	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the		For the		For the
	Quarter Ended		Quarter Ended		Year Ended
	January 31, 2015		January 31, 2014		October 31, 2014
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$15.15		$16.63		$16.63

(Loss) Gain from operations:
Net operating gain (loss)	0.05		(0.06)		0.07
Net realized and unrealized (loss) gain on investments	(0.48)		0.14		(0.95)

Total (loss) gain from investment operations	(0.43)		0.08		(0.88)

Less distributions from:
Income	(0.05)		—		(0.07)
Realized gain	—		—		(0.47)
Return of capital	(0.09)		(0.14)		—

Total distributions	(0.14)		(0.14)		(0.54)

Capital share transactions
Dilutive effect of share issuance	—		—		(0.10)
Anti-dilutive effect of share repurchase program	—		—		0.04

Total capital share transactions	—		—		(0.06)

Net asset value, end of period/year	$14.58		$16.57		$15.15

Market value, end of period/year	$9.48		$14.25		$11.27

Market discount	(34.98)%		(14.00)%		(25.61)%

Total Return - At NAV (a)	(2.87	)%(d)	0.45	%(d)	(5.75)%

Total Return - At Market (a)	(14.69	)%(d)	4.01	%(d)	(14.97)%

Ratios and Supplemental Data:

Portfolio turnover ratio	6.25%		1.45%		14.16%

Net assets, end of period/year (in thousands)	$331,093		$374,717		$343,903

Ratios to average net assets:
Expenses including tax expense	4.30	%(c)	6.43	%(c)	5.04%
Expenses excluding tax expense	4.30	%(c)	6.43	%(c)	5.04%

Net operating income (loss) before tax expense	1.41	%(c)	(1.56	)%(c)	0.44%
Net operating income (loss) after tax expense	1.41	%(c)	(1.56	)%(c)	0.44%

Ratios to average net assets excluding waivers:
Expenses including tax expense	4.34	%(c)	6.47	%(c)	5.08%
Expenses excluding tax expense	4.34	%(c)	6.47	%(c)	5.08%

Net operating income (loss) before tax expense	1.37	%(c)	(1.60	)%(c)	0.40%
Net operating income (loss) after tax expense	1.37	%(c)	(1.60	)%(c)	0.40%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	6.79	%(c)	5.97	%(c)	6.35%
Expenses excluding incentive compensation, interest and other borrowing costs	3.90	%(c)	3.59	%(c)	3.75%

Net operating loss before incentive compensation	(1.08	)%(c)	(1.10	)%(c)	(0.87)%
Net operating income before incentive compensation, interest and other borrowing costs	1.81	%(c)	1.28	%(c)	1.73%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	6.84	%(c)	6.01	%(c)	6.40%
Expenses excluding incentive compensation, interest and other borrowing costs	3.95	%(c)	3.63	%(c)	3.79%

Net operating loss before incentive compensation	(1.13	)%(c)	(1.14	)%(c)	(0.92)%
Net operating income before incentive compensation, interest and other borrowing costs	1.76	%(c)	1.24	%(c)	1.69%

(c) Annualized.

(d) Non- Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

January 31, 2015

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 41.53% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	—
Agri-Carriers Group, Inc.	Transportation	Senior Subordinated Debt 12.0000% Cash, 3.0000% Deferred, 07/20/2017 (l), (m)	$11,774,486	11,792,612	$11,774,486
Biogenic Reagents	Renewable energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b), (l)	5,300,587	5,300,587	5,300,587
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b), (l)	4,770,528	4,770,528	4,822,104
		Senior Note 12.0000% Cash, 4.0000% PIK, 09/30/2015 (b), (l)	4,041,338	4,041,338	4,041,338
		Warrants (d)	1	—	281,412
				14,112,453	14,445,441
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 10/31/2014 (b), (h)	3,779,322	3,779,322	2,675,433
		Warrants (d)	3	397,677	—
				4,176,999	2,675,433
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Second Lien Loan, 7.3000% Cash, 3.7000% PIK, 04/30/2020 (b), (l)	23,146,561	23,146,561	23,062,374
		Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016 (l)	4,000,000	4,000,000	4,000,000
				27,146,561	27,062,374
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	6,002,000
G3K Display, Inc.	Retail Store Fixtures	Senior Lien Loan 13.0000% Cash, 04/11/2019 (h)	5,625,000	5,625,000	—
		Warrants (d)	1	—	—
				5,625,000	—
Inland Environmental & Remediation LP	Environmental Services	Senior Secured Loan 12.0000% Cash, 04/17/2019 (l)	15,000,000	14,400,237	14,400,237
		Warrants (d)	1	713,000	—
				15,113,237	14,400,237
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 2.0000% Deferred, 09/12/2018 (l), (m)	8,705,000	8,723,160	8,705,000
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 3.0000% PIK, 08/12/2018 (b), (l)	15,455,087	15,455,087	15,707,954
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	3,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	45,000
				1,231,638	48,000
Prepaid Legal Services, Inc.	Consumer Services	Second Lien Term Loan , 9.7500% Cash, 07/01/2020 (l)	10,000,000	9,882,972	10,000,000
The Results Companies, LLC	Business Services	Senior Subordinated Debt 13.0000% Cash, 2.5000% Deferred, 07/01/2016 (l), (m)	9,000,000	9,017,687	9,000,000
RXInnovation, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 4.0000% Deferred, 03/01/2017 (l), (m)	10,300,000	10,317,382	10,300,000
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d)		5,488,000	5,875,000
		Secured Loan 12.0000% Cash, 05/02/2019	1,500,000	1,500,000	1,500,000
				6,988,000	7,375,000
Sub Total Non-control/Non-affiliated investments				163,332,791	137,495,925

Affiliate investments - 51.57% (a), (c), (f), (g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d), (e)		7,500,000	7,741,000
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,274,376	4,456,000
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d), (e)		4,500	4,200
		Preferred Stock (9,159,085 shares) (d), (e)		11,810,188	5,558,800
				11,814,688	5,563,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		52,846,140	49,500,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d), (e)		28,544,800	9,248,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 13.0000% Cash, 07/1/2019 (l)	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK , 07/1/2018 (b), (l)	3,072,747	3,072,747	3,072,747
		Convertible Series I Preferred Stock (32,200 shares) (d), (k)		500,000	83,667,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
				11,072,747	94,240,354

Sub Total Affiliate investments				115,052,751	170,748,354

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

January 31, 2015

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control Investments - 42.52% (c), (f), (g)
Equus Total Return, Inc.	Regulated Investment Company	Common Stock (4,444,644 shares) (d)		$10,030,272	$8,755,949
Harmony Health & Beauty, Inc.	Health & Beauty - Distributor	Common Stock (147,621 shares) (a), (d)		6,700,000	—
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a), (d), (e)		45,662,438	15,654,000
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a), (d), (j)		13,838,539	19,229,306
		General Partnership Interest (a), (d), (j)		353,024	485,370
				14,191,563	19,714,676
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (8,512 shares) (a), (d)		15,763,637	—
		Series A Convertible Preferred Stock 16.0000% PIK (30,140 shares) (a), (b)		30,000,000	23,800,000
		Series C Convertible Preferred Stock 16.0000% PIK (9,545 shares) (a), (b)		22,618,466	28,873,971
				68,382,103	52,673,971
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a), (d)		924,475	924,475
		Series C Preferred Stock (23,896,634 shares) (a), (d)		3,410,694	5,085,525
		Series B-1 Preferred Stock (4,999,076 shares) (a), (d)		999,815	1,290,000
				5,334,984	7,300,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (a), (d), (e)		2,300,000	1,055,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 11/1/2018 (a), (b), (l)	$3,895,262	3,895,262	3,865,835
	Irrigation Equipment	Limited Liability Company Interest (a), (d)		3,535,694	3,991,794
		Guarantee (a), (d)	1	—	(66,860)
		Warrants (a), (d)	150	—	—
				7,430,956	7,790,769
Velocitius B.V.	Renewable Energy	Common Equity Interest (a), (d), (e)		11,395,315	10,338,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2015 (a), (l)	600,000	600,000	600,000
		Common Stock (81,000 shares) (a), (d)		1,850,000	16,900,000
				2,450,000	17,500,000

Sub Total Control Investments				173,877,631	140,782,365

TOTAL PORTFOLIO INVESTMENTS - 135.62% (f)				$452,263,173	$449,026,644

Cash Equivalents and Restricted Cash Equivalents - 3.30% (f), (g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (3,443,616 shares)		3,443,616	3,443,616
JP Morgan Prime Money Market Fund	Money Market Fund	Beneficial Shares (7,499,991 shares)		7,499,991	7,499,991
Total Cash Equivalents and Restricted Cash Equivalents				10,943,607	10,943,607
TOTAL INVESTMENTS - 138.92% (f)				$463,206,780	$459,970,251

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

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe and Cayman Islands which represents approximately 31% of the net assets.  The remaining portfolio companies are located in North America which represents approximately 104% of the net assets.

(f) Percentages are based on net assets of $331,093,019 as of January 31, 2015.

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

(l) All or a portion of these securities may serve as collateral for the Firstrust Bank Bridge Loan.

(m) Deferred interest of $206,065, $86,724, $254,689 and $159,119 for Agri-Carriers Group, Legal Solutions Holdings, RXInnovation and The Results Companies, respectively, is shown as a receivable  on the Consolidated Balance Sheet as of January 31, 2015.

PIK - Payment-in-kind

–– Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2014

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 36.73% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	—
Biogenic Reagents	Renewable energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	$5,246,951	5,246,951	$5,246,951
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	4,722,256	4,722,256	5,027,257
		Senior Note 12.0000% Cash, 4.0000% PIK, 09/30/2015 (b)	4,000,444	4,000,444	4,000,444
		Warrants (d)	1	—	—
				13,969,651	14,274,652
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 10/31/2014 (b), (h)	3,779,321	3,779,321	3,391,663
		Warrants (d)	3	397,677	—
				4,176,998	3,391,663
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Second Lien Loan, 7.3% Cash, 3.7% PIK, 04/30/2020 (b)	23,000,000	23,000,000	23,000,000
		Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016	6,500,000	6,500,000	6,500,000
				29,500,000	29,500,000
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	5,893,000
G3K Display, Inc.	Retail Store Fixtures	Senior Lien Loan 13.0000% Cash, 4/11/2019 (h)	5,625,000	5,625,000	—
		Warrants (d)	1	—	—
				5,625,000	—
Inland Environmental & Remediation LP	Environmental Services	Senior Secured Loan 12.0000% Cash, 4/17/2019	15,000,000	14,364,313	14,364,313
		Warrants (d)	1	713,000	713,000
				15,077,313	15,077,313
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 3.0000% PIK, 08/12/2018 (b)	15,338,768	15,338,768	15,591,635
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	5,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	81,000
				1,231,638	86,000
Prepaid Legal Services, Inc.	Consumer Services	Second Lien Term Loan , 9.7500% Cash, 07/01/2020	10,000,000	9,877,526	10,100,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 10.0000% Cash, 4.0000% PIK , 10/01/2018 (b)	25,147,976	25,147,976	25,400,785
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares)		5,488,000	5,488,000
		Secured Loan 12.0000% Cash, 5/02/2019	1,500,000	1,500,000	1,500,000
				6,988,000	6,988,000
Sub Total Non-control/Non-affiliated investments				150,682,873	126,303,048

Affiliate investments - 50.50% (a), (c), (f), (g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d), (e)		7,500,000	7,721,000
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,274,376	4,994,000
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d), (e)		4,500	4,200
		Preferred Stock (9,159,085 shares) (d),(e)		11,810,188	6,157,906
				11,814,688	6,162,106
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		52,846,140	50,600,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d), (e)		28,544,800	9,996,664
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 13.0000% Cash, 07/1/2019	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK , 07/1/2018 (b)	3,041,550	3,041,550	3,041,550
		Convertible Series I Preferred Stock (32,200 shares) (d), (k)		500,000	83,667,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
				11,041,550	94,209,157

Sub Total Affiliate investments				115,021,554	173,682,927

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2014

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control Investments - 42.93% (c), (f), (g)
Equus Total Return, Inc.	Regulated Investment Company	Common Stock (4,444,644 shares) (d)		$10,030,272	$9,778,217
Harmony Health & Beauty, Inc.	Health & Beauty - Distributor	Common Stock (147,621 shares) (a), (d)		6,700,000	—
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a), (d), (e)		45,662,438	21,548,000
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a), (d), (j)		14,217,283	19,969,408
		General Partnership Interest (a), (d), (j)		362,686	503,924
				14,579,969	20,473,332
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (8,512 shares) (a), (d)		15,763,637	—
		Series A Convertible Preferred Stock 16.0000% PIK (28,981 shares) (a), (b)		30,000,000	23,800,000
		Series C Convertible Preferred Stock 16.0000% PIK (9,178 shares) (a), (b)		22,618,466	27,763,434
				68,382,103	51,563,434
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a), (d)		924,475	924,475
		Series C Preferred Stock (23,896,634 shares) (a), (d)		3,410,694	4,285,525
		Series B-1 Preferred Stock (4,999,076 shares) (a), (d)		999,815	1,090,000
				5,334,984	6,300,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (a), (d), (e)		2,300,000	1,225,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 11/1/2018 (a), (b)	$3,895,262	3,895,262	3,864,272
	Irrigation Equipment	Limited Liability Company Interest (a), (d)		3,535,694	3,991,794
		Guarantee (a)	1	—	(66,860)
		Warrants (a), (d)	150	—	—
				7,430,956	7,789,206
Velocitius B.V.	Renewable Energy	Common Equity Interest (a), (d), (e)		11,395,315	11,467,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2015 (a)	600,000	600,000	600,000
		Common Stock (81,000 shares) (a), (d)		1,850,000	16,900,000
				2,450,000	17,500,000

Sub Total Control Investments				174,266,037	147,644,189

TOTAL PORTFOLIO INVESTMENTS - 130.16% (f)				$439,970,464	$447,630,164

Short-Term investments - 29.05% (f), (g)
U.S. Treasury Bill	U.S. Government Securities	1.5000%, 10/31/19 (l)		$99,999,629	$99,897,404

Sub Total Short-Term investments				99,999,629	99,897,404

Cash Equivalents and Restricted Cash Equivalents - 4.26% (f), (g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (7,156,858 shares)		7,156,858	7,156,858
JP Morgan Prime Money Market Fund	Money Market Fund	Beneficial Shares (7,499,731 shares)		7,499,731	7,499,731
Total Cash Equivalents and Restricted Cash Equivalents				14,656,589	14,656,589

TOTAL INVESTMENTS - 163.47%				$554,626,682	$562,184,157

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

–– Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements

January 31, 2015

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements.  Certain amounts have been reclassified to adjust to current period presentations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2014, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 15, 2015.

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

During fiscal year ended October 31, 2014, MVC Turf, LLC (“MVC Turf”) was consolidated with the Company as MVC Turf is a wholly owned holding company. The consolidation of MVC Turf did not have any material effect on the financial position or net results of operations of the Company.   Of the $10.9 million in cash equivalents on the Company’s Consolidated Balance Sheets as of January 31, 2015, approximately $380,000 was held by MVC Turf, a wholly owned holding company.

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. As of January 31, 2015, the Company had approximately $10.9 million in cash equivalents and restricted cash equivalents and approximately $11.0 million in cash totaling approximately $21.9 million.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment, and is classified as restricted cash equivalents on the Company’s Consolidated Balance Sheets (equivalent to approximately $5.6 million at January 31, 2015 and approximately $6.3 million at October 31, 2014).

5. Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies. ASU 2013-08 provides clarifying guidance to determine if an entity qualifies as an investment company. ASU 2013-08 also requires an investment company to measure non-controlling interests in other investment companies at fair value. The following disclosures will also be required upon adoption of ASU 2013-08: (i) whether an entity is an investment company and is applying the accounting and reporting guidance for investment companies; (ii) information about changes, if any, in an entity’s status as an investment company; and (iii) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The requirements of ASU 2013-08 became effective for the Company beginning in fiscal year 2015. These updates have had no impact on the Company’s financial condition or results of operations.

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At January 31, 2015, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest.

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

At January 31, 2015 and October 31, 2014, approximately 76.29% and 75.79%, respectively, of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

The Company does not utilize hedge accounting and instead marks its derivatives to market on the Company’s consolidated statement of operations.

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

For loans, debt securities, and preferred securities with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference that generally becomes due at maturity, the Company will not ascribe value to payment-in-kind interest/dividends, if the portfolio company valuation indicates that the payment-in-kind interest is not collectible.  However, the Company may ascribe value to payment-in-kind interest if the health of the portfolio company and the underlying securities are not in question.  All payment-in-kind interest that has been added to the principal balance or capitalized is subject to ratification by the Valuation Committee.  For interest or deferred interest receivables purchased by the Company at a discount to their outstanding amount, the Company amortizes the discount using the effective yield method and records it as interest income over the life of the loan.  The Company will not ascribe value to the interest or deferred interest, if the Company has determined that the interest is not collectible.

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

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 77.81% and 77.48% of the Company’s total assets at January 31, 2015 and October 31, 2014, respectively. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of January 31, 2015 and October 31, 2014.

	January 31, 2015	October 31, 2014
Energy Services	28.46%	27.39%
Medical Device Manufacturer	15.92%	15.02%
Electrical Engineering	14.95%	14.71%
Manufacturer of Pipe Fittings	8.17%	8.58%
Renewable Energy	7.49%	7.49%
Environmental Services	7.14%	7.29%
Private Equity	5.95%	5.95%
Business Services	5.35%	0.00%
Iron Foundries	5.29%	5.09%
Food Services	4.74%	4.53%
Automotive Dealerships	4.73%	6.27%
Software	4.46%	1.45%
Transportation	3.56%	0.00%
Consumer Services	3.02%	2.94%
Regulated Investment Company	2.64%	2.84%
Distributor - Landscaping and Irrigation Equipment	2.35%	2.26%
Insurance	2.34%	2.25%
Specialty Chemicals	2.23%	9.42%
Consumer Products	2.20%	1.83%
Technology Investment - Financial Services	1.81%	1.71%
Real Estate Management	1.68%	1.79%
Manufacturer of Laminate Material and Composites	0.82%	0.99%
Port Facilities	0.32%	0.36%
Theme Park	0.00%	0.00%
Health & Beauty - Distributor	0.00%	0.00%
Retail Store Fixtures	0.00%	0.00%
	135.62%	130.16%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•                  Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We valued one of our investments using Level 1 inputs as of January 31, 2015.

•                  Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date or within six months of the measurement date are generally categorized as Level 2 investments.  We did not value any of our investments using Level 2 inputs as of January 31, 2015.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of January 31, 2015 and October 31, 2014 (in thousands):

	January 31, 2015
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$140,329	$140,329
Common Stock	8,756	—	24,762	33,518
Preferred Stock	—	—	162,064	162,064
Warrants	—	—	281	281
Common Equity Interest	—	—	89,196	89,196
LP Interest	—	—	19,229	19,229
GP Interest	—	—	485	485
LLC Interest	—	—	3,992	3,992
Guarantee	—	—	(67)	(67)
Total Investments, net	$8,756	$—	$440,271	$449,027

	October 31, 2014
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$129,129	$129,129
Common Stock	9,778	—	24,547	34,325
Preferred Stock	—	—	160,459	160,459
Warrants	—	—	713	713
Common Equity Interest	—	—	98,606	98,606
LP Interest	—	—	19,969	19,969
GP Interest	—	—	504	504
LLC Interest	—	—	3,992	3,992
Guarantee	—	—	(67)	(67)
Escrow receivables	—	—	—	—
Short-term investments	––	99,897	––	99,897
Total Investments, net	$9,778	$99,897	$437,852	$547,427

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the quarter ended January 31, 2015 and the year ended October 31, 2014, there were no transfers in and out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the quarter ended January 31, 2015, and January 31, 2014 (in thousands):

	Balances, November 1, 2014	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, January 31, 2015
Senior/Subordinated Loans and credit facilities	$129,129	$—	$—	$(1,189)	$40,290	$(27,901)	$—	$140,329
Common Stock	24,547	—	—	215	—	—	—	24,762
Preferred Stock	160,459	—	—	495	1,110	—	—	162,064
Warrants	713	—	—	(432)	—	—	—	281
Common Equity Interest	98,606	—	—	(9,410)	—	—	—	89,196
LP Interest	19,969	—	—	(740)	—	—	—	19,229
GP Interest	504	—	—	(19)	—	—	—	485
LLC Interest	3,992	—	—	—	—	—	—	3,992
Guarantees	(67)	—	—	—	—	—	—	(67)
Total	$437,852	$—	$—	$(11,080)	$41,400	$(27,901)	$—	$440,271

	Balances, November 1, 2013	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, January 31, 2014
Senior/Subordinated Loans and credit facilities	$113,153	$—	$—	$(923)	$15,545	$(7,735)	$—	$120,040
Common Stock	19,593	—	—	2,990	—	—	—	22,583
Preferred Stock	180,357	—	—	2,943	1,020	—	—	184,320
Warrants	220	—	—	896	2	—	—	1,118
Other Equity Investments	104,597	(180)	180	(3,733)	6,994	—	—	107,858
Guarantees	—	—	—	(92)	—	—	—	(92)
Escrow receivables	6,237	108	—		—	(408)	—	5,937
Total	$424,157	$(72)	$180	$2,081	$23,561	$(8,143)	$—	$441,764

(1)       Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.

(2)       Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the quarter ended January 31, 2015 and January 31, 2014, respectively.

(3)       Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held at January 31, 2015 and January 31, 2014, respectively.

(4)       Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.

(5)       Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following tables summarize information about the Company’s Level 3 fair value measurements as of January 31, 2015 and January 31, 2014 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	1/31/2015	Valuation technique	Unobservable input	Low	High	average (a)

Common Stock (c) (d)	$24,762	Adjusted Net Asset	Discount to Net Asset Value	0.0%	100.0%	0.0%
		Approach	Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	15.0%	15.0%	15.0%

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	9.0x	9.0x	9.0x
			Forward EBITDA Multiple	7.0x	7.0x	7.0x
			Discount to Letter of Intent	5.0%	5.0%	5.0%

Senior/Subordinated loans and credit facilities (b) (d)	$140,329	Adjusted Net Asset Approach	Discount to Net Asset Value	30.0%	30.0%	30.0%

		Market Approach	EBITDA Multiple	6.0x	10.4x	9.5x
			Forward EBITDA Multiple	5.0x	7.0x	5.2x
			Market Quotes	100.5%	100.5%	100.5%
			Discount to Forward EBITDA	15.0%	15.0%	15.0%
			Discount to Letter of Intent	5.0%	5.0%	5.0%

		Income Approach	Required Rate of Return	9.3%	16.0%	12.8%

LP Interest	$19,229	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%

GP Interest	$485	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%

LLC Interest	$3,992	Market Approach	EBITDA Multiple	6.0x	6.0x	6.0x

Common Equity Interest	$89,196	Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			Forward EBITDA Multiple	7.0x	7.0x	7.0x
			EBITDA Multiple	4.9x	5.5x	5.1x
			Discount to Letter of Intent	5.0%	5.0%	5.0%
			Multiple of Book Value	1.0x	1.0x	1.0x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	12.4%	16.0%	14.5%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

Preferred Stock (c)	$162,064	Adjusted Net Asset	Discount to Net Asset Value	0.0%	0.0%	0.0%
		Approach	Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	9.0x	9.0x	9.0x
			% of AUM	1.10%	1.10%	1.10%
			Illiquidity Discount	30.0%	30.0%	30.0%
			Multiple of Book Value	1.0x	1.0x	1.0x
			EBT Multiple	16.4x	16.4x	16.4x
			Forward EBITDA Multiple	5.0x	5.0x	5.0x
			Discount to Forward EBITDA	15.0%	15.0%	15.0%

		Income Approach	Discount Rate	15.0%	16.7%	16.7%
			Perpetual Growth Rate of Free Cash Flow	2.5%	2.5%	2.5%

Warrants	$281	Market Approach	Forward EBITDA Multiple	6.6x	6.6x	6.6x

Guarantees	$(67)	Income Approach	Discount Rate	7.3%	7.3%	7.3%

Total	$440,271

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

*    The above table excludes certain investments whose fair value is zero due to certain specific situations at the portfolio company level.

NM - Not Meaningful

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	1/31/2014	Valuation technique	Unobservable input	Low	High	average (a)

Common Stock (c) (d)	$22,583	Adjusted Net Asset	Discount to Net Asset Value	0.0%	100.0%	0.0%
		Approach	Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	14.0%	15.0%	14.0%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	5.0x	9.0x	5.0x
			Forward EBITDA Multiple	5.5x	5.5x	5.5x

Senior/Subordinated loans and credit facilities (b) (d)	$120,040	Adjusted Net Asset	Discount to Net Asset Value	0.0%	0.0%	0.0%
		Approach	Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	EBITDA Multiple	5.0x	9.8x	6.1x
			Forward EBITDA Multiple	8.0x	8.0x	8.0x
			Market Quotes	100.0%	100.0%	100.0%
			Discount to Forward EBITDA	10.0%	10.0%	10.0%
			Revenue Multiple	2.0x	2.0x	2.0x

		Income Approach	Discount Rate	10.5%	16.0%	11.9%
			Perpetual Growth Rate of Free Cash Flow	2.0%	3.0%	2.3%
			Required Rate of Return	12.0%	16.0%	15.0%

Other Equity Investments (d)	$107,858	Adjusted Net Asset	Discount to Net Asset Value	0.0%	0.0%	0.0%
		Approach	Tangible Book Value of Equity Method	1.0x	1.0x	1.0x
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	EBIT Multiple	8.0x	8.0x	8.0x
			Discount to notional value of CLO equity	20.0%	20.0%	20.0%
			Revenue Multiple	2.0x	2.0x	2.0x
			Forward EBITDA Multiple	8.0x	8.0x	8.0x
			EBITDA Multiple	5.0x	7.9x	7.2x
			Euros per TTM MWhr	€0.70	€0.70	€0.70
			Euros per Expected MWhr new P50	€0.70	€0.70	€0.70
			Discount to Forward EBITDA	10.0%	10.0%	10.0%

		Income Approach	Discount Rate	7.5%	16.4%	11.1%
			Perpetual Growth Rate of Free Cash Flow	2.0%	3.0%	2.1%

Preferred Stock (c)	$184,320	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	5.0x	9.0x	6.5x
			% of AUM	1.0%	1.0%	1.0%
			Illiquidity Discount	30.0%	30.0%	30.0%
			Multiple of Book Value	1.0x	1.0x	1.0x
			EBT Multiple	18.0x	18.0x	18.0x

		Income Approach	Discount Rate	7.5%	7.5%	7.5%
			Perpetual Growth Rate of Free Cash Flow	15.0%	16.7%	16.6%

Warrants	$1,118	Market Approach	EBITDA Multiple	11.8x	11.8x	11.8x
			Revenue Multiple	2.0x	2.0x	2.0x

		Income Approach	Discount Rate	16.0%	22.6%	22.0%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%
			Illiquidity Discount	25.0%	25.0%	25.0%

		Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%

Guarantees	$(92)	Income Approach	Discount Rate	7.3%	7.3%	7.3%

Escrow Receivables	$5,937	Adjusted Net Asset Approach	Discount to Net Asset Value	6.0%	6.0%	6.0%

Total	$441,764

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

For the Quarter Ended January 31, 2015

During the quarter ended January 31, 2015, the Company made four new investments, committing capital totaling approximately $39.8 million.  The investments were made in RXInnovations, Inc. (“RX”) ($10.3 million), Agri-Carriers Group, Inc. (“Agri-Carriers”) ($11.8 million), Legal Solutions Holdings, Inc. (“Legal Solutions”) ($8.7 million) and The Results Companies, LLC (“Results Companies”) ($9.0 million).

On November 26, 2014, Summit Research Labs, Inc. repaid its second lien loan in full including all accrued interest totaling approximately $25.7 million.

On December 31, 2014, the Company received distributions totaling $388,000 from the PE Fund which was treated as a return of capital.

During the quarter ended January 31, 2015, Custom Alloy Corporation (“Custom Alloy”) made principal payments totaling $2.5 million on its unsecured subordinated loan.  The balance of the loan at January 31, 2015 was $4.0 million.

During the quarter ended January 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in Foliofn, Inc. (“Foliofn”) preferred stock by $109,000, Turf Products, LLC (“Turf”) loan by approximately $2,000, RuMe Inc. (“RuMe”) series C preferred stock by $800,000 and series B preferred stock by $200,000, Advantage Insurance Holdings LTD (“Advantage”) preferred stock by $20,000, Biogenic Reagents (“Biogenic”) warrant and senior convertible note by a net total of approximately $28,000 and U.S. Spray Drying Holding Company (“SCSD”) common stock by $387,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s Seafood International, LLC (“Morey’s”), and U.S. Gas & Electric, Inc. (“U.S. Gas”) were due to the capitalization of PIK interest totaling $436,878.  The Valuation Committee also increased the fair value of the Ohio Medical Corporation (“Ohio Medical”) series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $759,000, Custom Alloy second lien loan by approximately $84,000, NPWT Corporation (“NPWT”) common stock by $2,000 and preferred stock by $36,000, SIA Tekers Invest (“Tekers”) common stock by $170,000,  PrePaid Legal Services, Inc. (“Prepaid Legal”) loan by $100,000,  Centile Holdings B.V. (“Centile”) equity interest by $538,000,  Biovation Holdings Inc. (“Biovations”) loan by approximately $716,000, Velocitius B.V. (“Velocitius”) equity interest by approximately $1.1 million, Security Holdings B.V. (“Security Holdings”) equity interest by $1.1 million, JSC Tekers Holdings (“JSC Tekers”) preferred stock by approximately $599,000, MVC Automotive Group B.V. (“MVC Automotive”) equity interest by approximately $5.9 million, SGDA Europe B.V. (“SGDA Europe”) equity interest by approximately $749,000 and Inland Environmental & Remediation LP (“Inland”) warrant by approximately $713,000.

At January 31, 2015, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $449.0 million with a cost basis of $452.3 million.  At January 31, 2015, the fair value and cost basis of portfolio investments of the Legacy Investments was $6.0 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $443.0 million and $428.5 million, respectively.  At October 31, 2014, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $447.6 million with a cost basis of $440.0 million.  At October 31, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.7 million and $416.2 million, respectively.

For the Fiscal Year Ended October 31, 2014

During the year ended October 31, 2014, the Company made four new investments, committing capital totaling approximately $48.4 million.  The investments were made in G3K Displays, Inc. (“G3K”) ($6.0 million), Inland ($15.0 million), Equus Total Return, Inc. (“Equus”) ($4.4 million) and Custom Alloy ($23.0 million).

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

On November 1, 2013, Turf repaid its $1.0 million junior revolving note in full, including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  Turf also made a $4.5 million principal payment on its senior subordinated loan, resulting in an outstanding balance of approximately $3.9 million as of October 31, 2014.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank.  The guarantee was valued at -$67,000 or negative $67,000 at October 31, 2014.

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

On October 3, 2014, Freshii USA, Inc. (“Freshii”) repaid its $1.1 million senior secured loan in full, including all accrued interest.  With this repayment and the removal of the warrant associated with Freshii, the Company recorded a net realized loss of approximately $14,000.

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

During the quarter ended January 31, 2014, the Valuation Committee increased the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $18,000 and series B preferred stock by approximately $4.0 million, NPWT common stock by $1,000 and preferred stock by $34,000, SGDA Europe equity interest by approximately $649,000, Vestal Manufacturing Enterprises, Inc. (“Vestal”) common stock by $3.0 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million,  Biovation warrants by $162,000, and Freshii warrant by approximately $15,000.  In addition, increases in the cost basis and fair value of the loans to Marine Exhibition Corporation (“Marine”), Summit, Freshii, Biogenic and U.S. Gas, and the Marine preferred stock were due to the capitalization of PIK interest/dividends totaling $1,008,665.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $949,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Centile equity interest by $29,000, Security Holdings equity interest by $304,000, Octagon equity interest by approximately $1.2 million, MVC Automotive equity interest by approximately $3.2 million, Velocitius equity interest by approximately $1.9 million, Biovation bridge loan by approximately $102,000, Foliofn, Inc. preferred stock by approximately $1.1 million, Turf guarantee by $92,000 and Tekers common stock by $12,000.  Also, during the quarter ended January 31, 2014, the undistributed allocation of flow through income from the Company’s equity investment in Octagon increased the cost basis and fair value of this investment by approximately $101,000.

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

9. Commitments and Contingencies

Commitments of the Company:

At January 31, 2015 and October 31, 2014, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at January 31, 2015
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2014
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At January 31, 2015 and October 31, 2014, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at January 31, 2015
MVC Automotive	$4.5 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$5.5 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2014
MVC Automotive	$5.0 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$6.0 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At January 31, 2015, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be -$67,000 or negative $67,000.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee did not have an outstanding balance as of January 31, 2015.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $4.5 million at January 31, 2015) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of January 31, 2015 is approximately 6.1 million Euro (equivalent to approximately $6.9 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of -$67,000 or negative $67,000 as of January 31, 2015.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of January 31, 2015, $14.6 million of the Company’s commitment has been contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A. (equivalent to approximately $5.6 million at January 31, 2015), which is classified as restricted cash on the Company’s consolidated balance sheet.  This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, the Company pledged its common stock and series A convertible preferred stock of Ohio Medical to collateralize a loan made to Ohio Medical by another financial institution.  On June 27, 2013, the Company pledged its series C convertible preferred stock of Ohio Medical to further collateralize the same third party loan made to Ohio Medical in 2011.

On April 17, 2014, the Company loaned $13.0 million of its $15.0 million commitment to Inland in the form of a senior secured loan with a cash interest rate of 12% and a maturity date of April 17, 2019.  The Company also received warrants for shares of common stock in Inland and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On May 19, 2014, the Company loaned the remaining $2.0 million to Inland.  The total amount outstanding as of January 31, 2015 is $15.0 million.

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

On February 26, 2013, the Company received the funds related to the Senior Notes offering, net of expenses, and subsequently repaid the credit facility (the “Credit Facility”) with Guggenheim as administrative agent for the lenders in full, including all accrued interest.  The Company intends to use the excess net proceeds after the repayment of the Credit Facility for general corporate purposes, including, for example, investing in portfolio companies according to our investment objective and strategy, repurchasing shares pursuant to the share repurchase program adopted by our Board of Directors, funding distributions, and/or funding the activities of our subsidiaries.

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of January 31, 2015, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $116.4 million. The market value of the Senior Notes is based on the closing price of the security as of January 31, 2015 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). At October 31, 2013, the balance of Credit Facility II was $50.0 million.  On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  Credit Facility II was renewed and will now expire on October 31, 2015, at which time all outstanding amounts under it will be due and payable.  During the quarter ended January 31, 2015, the Company’s net borrowings on Credit Facility II were $0, resulting in an outstanding balance of $100 million at January 31, 2015.  Credit Facility II will be used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

On December 30, 2014, the Company entered into a 6 month, $25.0 million bridge loan (“Bridge Loan”) with Firstrust Bank, initially borrowing approximately $15.9 million.  Prior to maturity, the Bridge Loan was extended to October 31, 2015.  Prior to January 31, 2015, the Company made principal payments totaling $1.0 million, resulting in an outstanding balance of approximately of $14.9 million.  Borrowings under the Bridge Loan will bear interest at 5%.  The Company paid closing fees, legal and other costs associated with the transaction.  These costs will be amortized over the life of the Bridge Loan.  See Note 16 Subsequent Events for additional information.

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”). The Company and the Adviser have agreed to continue an expense cap into fiscal year 2015, though they have modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.) The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund was excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2015, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement. See Note 16 Subsequent Events for additional information.

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

At October 31, 2014, the provision for estimated incentive compensation was approximately $14.7 million.  During the quarter ended January 31, 2015, this provision for incentive compensation was decreased by a net amount of approximately $2.1 million to approximately $12.6 million.  The net decrease in the provision for incentive compensation during the quarter ended January 31, 2015 primarily reflects the Valuation Committee’s determination to decrease the fair values of thirteen of the Company’s portfolio investments (NPWT, Custom Alloy, Tekers, PrePaid Legal, Centile, Biovation, Inland, Velocitius, JSC Tekers, Security Holdings, SGDA Europe, MVC Automotive and Equus) by a total of approximately $12.8 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Turf, RuMe, Biogenic, Advantage Insurance and SCSD) by a total of approximately $1.4 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  For the quarter ended January 31, 2015, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

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

12. Tax Matters

On October 31, 2014, the Company did not have a net capital loss carryforward. The Company had approximately $17.8 million in unrealized losses associated with Legacy Investments as of January 31, 2015.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the three month period ended January 31, 2015, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2011 through 2015 for the Company and MVCFS remain subject to examination by the IRS.

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

For the Quarter Ended January 31, 2015

On December 19, 2014, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on January 7, 2015 to shareholders of record on December 31, 2014. The total distribution amounted to $3,064,881.

During the quarter ended January 31, 2015, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 5,647 shares of our common stock at an average price of $10.14, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

SHARE REPURCHASE PROGRAM

On April 3, 2013 the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following table represents purchases made under our stock repurchase program for the fiscal year ended October 31, 2014.  There were no repurchases made during the quarter ended January 31, 2015.

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

The following table presents book basis segment data for the quarter ended January 31, 2015:

	MVC	MVCFS	Consolidated

Interest and dividend income	$4,286,759	$30	$4,286,789
Fee income	—	263,750	263,750
Fee income - asset management	—	305,104	305,104
Total operating income	4,286,759	568,884	4,855,643

Total operating expenses	1,903,031	1,790,516	3,693,547
Less: Waivers by Adviser	(37,500)	—	(37,500)
Total net operating expenses	1,865,531	1,790,516	3,656,047

Net operating income (loss) before taxes	2,421,228	(1,221,632)	1,199,596

Tax expense	—	439	439
Net operating income (loss)	2,421,228	(1,222,071)	1,199,157

Net realized loss on investments	(137,754)	—	(137,754)
Net unrealized depreciation on investments	(10,795,712)	(8,892)	(10,804,604)

Net decrease in net assets resulting from operations	$(8,512,238)	$(1,230,963)	$(9,743,201)

15. Significant Subsidiaries

We have determined that for the quarter ended January 31, 2015, MVC Automotive, an unconsolidated portfolio company, has met the conditions of a significant subsidiary. The financial information presented below includes a summarized balance sheet as of December 31, 2014 (the last fiscal quarter-end prior to January 31, 2015 for MVC Automotive) and income statement for the period October 1, 2014 to December 31, 2014.  The comparative financial information for the corresponding prior period for MVC Automotive is not presented because complete, historical financial information prepared in accordance with US GAAP is not readily available for the foreign portfolio company.  The financial information below is based on unaudited financial statements and has been prepared and furnished by MVC Automotive and not the Company.

Balance Sheet	MVC Automotive
All numbers in thousands	As of December 31, 2014

Assets:
Total current assets	$64,805
Total non-current assets	35,362
Total Assets	$100,167

Liabilities and Shareholders Equity:
Current Liabilities	$73,394
Long-term liablities	22,141
Shareholders Equity	4,632
Total Liablities and Shareholders Equity	$100,167

MVC Automotive
For the Period from
Income Statement	October 1, 2014 to
All numbers in thousands	December 31, 2014

Net Sales & Revenue	$43,352
Cost of Sales	41,723
Gross Margin	1,629
Operating Expenses	5,464
Operating Income	(3,835)
Income Tax (Benefit)	(212)
Interest Expense	477
Other Expenses (Income), Net	24
Net Loss	$(4,124)

16. Subsequent Events

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

On March 24, 2015 and July 30, 2015, the NYSE notified the Company that it is out of compliance with the NYSE’s continued listing requirements under the timely filing criteria set forth in Section 802.01E of its Listed Company Manual related to the periods ended January 31, 2015 and April 30, 2015.

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

On June 19, 2015, the Company monetized a majority of its investment in Velocitius, receiving approximately $9.2 million in proceeds, which included a dividend and closing fees and was net of a minimal currency loss.  On October 16, 2015, the Company sold its remaining common equity interest in Velocitius and received zero proceeds resulting in a realized loss of approximately $2.7 million.

On June 23, 2015, the Company loaned approximately $4.8 million to Initials, Inc. in the form of a senior subordinated loan.  The loan has an interest rate of 15% and matures on June 22, 2020.

On June 29, 2015, Ernst & Young LLP (“E&Y”) informed the Company of its determination not to stand for reappointment as the independent registered public accounting firm of the Fund for the fiscal year ending October 31, 2015. The Fund’s Audit Committee accepted that determination at a meeting held the following day.

During the month ended June 30, 2015, Prepaid Legal repaid its $10.0 million loan in full, including all accrued interest.

On July 7, 2015, the Company loaned $1.0 million to Biogenics in the form of a senior secured bridge loan and a warrant.  The loan has an interest rate of 16% and matures on September 15, 2015.

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

On October 16, 2015, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on October 30, 2015 to shareholders of record on October 26, 2015. The total distribution amounted to $3,064,880.84.

On October 19, 2015, the Company invested an additional $1.7 million in MVC Automotive.

On October 29, 2015, the Board approved the renewal of the Advisory Agreement for the 2016 fiscal year. Further, the Adviser agreed to waive the base management fee so that it is reduced to 1.50% for fiscal year 2016. In addition, the Adviser agreed to waive $1 million of any incentive fee on capital gains if and when payable to the Adviser under the Advisory Agreement. Furthermore, the Company and the Adviser agreed to reduce the expense cap for fiscal 2016 to 3.25% under the Modified Methodology.

On October 30, 2015, the Bridge Loan’s maturity date was extended to December 31, 2015.

On October 30, 2015, the Company realized a loss of $6.7 million with the dissolution of Harmony.

On November 3, 2015, Results Companies repaid its loan in full including all accrued interest totaling approximately $10.0 million.

On November 20, 2015, the Company invested an additional $538,000 in MVC Automotive.

On November 24, 2015, the Company and certain shareholders of Ohio Medical signed an asset purchase agreement with a wholly owned subsidiary formed by Tenex Capital Management. The sale of the assets of Ohio Medical is subject to anti-trust review as required by the Hart-Scott-Rodino Act and other closing conditions. The transaction is expected to close in December 2015. The estimated proceeds to be received upon closing including fees and funds held in escrow is approximately $38.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as may, will, expect, believe, anticipate, intend, could, estimate, might and continue, and the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the “Safe Harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are predictions only, and the actual events or results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to adverse conditions in the U.S. and international economies, competition in the markets in which our portfolio companies operate, investment capital demand, pricing, market acceptance, any changes in the regulatory environments in which we operate, changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, competitive forces, adverse conditions in the credit markets impacting the cost, including interest rates and/or availability of financing, the results of financing and investing efforts, the ability to complete transactions, the inability to implement our business strategies and other risks identified below or in the Company’s filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this report and the Company’s annual report on Form 10-K for the year ended October 31, 2014.

SELECTED CONSOLIDATED FINANCIAL DATA:

Financial information for the fiscal year ended October 31, 2014 is derived from the consolidated financial statements included in the Company’s annual report on Form 10-K, which have been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm. Quarterly financial information is derived from unaudited financial data, but in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments), which are necessary to present fairly the results for such interim periods.

Selected Consolidated Financial Data

	Quarter Ended January 31,	Quarter Ended January 31,	Year Ended October 31,
	2015	2014	2014
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$4,287	$3,650	$15,311
Fee income	264	311	1,562
Fee income - asset management	305	450	1,910
Other income	—	202	1,033

Total operating income	4,856	4,613	19,816

Expenses:
Management fee	1,980	2,189	8,681
Portfolio fees - asset management	204	106	986
Management fee - asset management	16	232	354
Administrative	1,159	908	3,672
Interest and other borrowing costs	2,455	2,255	9,442
Net Incentive compensation (Note 11)	(2,120)	435	(4,750)

Total operating expenses	3,694	6,125	18,385

Voluntary Expense Waiver by Adviser	(38)	(38)	(150)

Total waiver by adviser	(38)	(38)	(150)

Total net operating expenses	3,656	6,087	18,235

Net operating income (loss) before taxes	1,200	(1,474)	1,581

Tax expense, net	—	1	2

Net operating income (loss)	1,200	(1,475)	1,579

Net realized and unrealized (loss) gain:
Net realized (loss) gain on investments	(138)	(237)	16,520
Net change in unrealized (depreciation) appreciation on investments	(10,805)	3,397	(37,941)

Net realized and unrealized (loss) gain on investments	(10,943)	3,160	(21,421)

Net (decrease) increase in net assets resulting from operations	$(9,743)	$1,685	$(19,842)

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$(0.43)	$0.08	$(0.88)
Dividends per share	$0.135	$0.135	$0.540
Balance Sheet Data:
Portfolio at value	$449,027	$435,827	$447,630
Portfolio at cost	452,263	386,625	439,970
Total assets	577,101	613,557	577,713
Shareholders’ equity	331,093	374,717	343,903
Shareholders’ equity per share (net asset value)	$14.58	$16.57	$15.15
Common shares outstanding at period end	22,703	22,618	22,703
Other Data:
Number of Investments funded in period	4	5	24
Investments funded ($) in period	$39,855	$19,509	$103,671
Repayment/sales in period	28,026	6,208	62,508
Net investment activity in period	11,829	13,301	41,163

	2015	2014				2013
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	4,856	4,325	5,016	5,862	4,613	4,469	7,245	6,663	6,386

Management fee	1,980	2,121	2,144	2,227	2,189	2,109	1,986	1,758	1,979
Portfolio fees - asset management	204	386	153	341	106	105	103	103	106
Management fee - asset management	16	(126)	17	231	232	233	232	232	232
Administrative	1,159	942	1,095	727	908	1,024	897	902	890
Interest, fees and other borrowing costs	2,455	2,355	2,426	2,406	2,255	2,254	2,115	1,418	937
Net Incentive compensation	(2,120)	(2,339)	568	(3,414)	435	2,248	3,674	794	(2,888)
Total waiver by adviser	(38)	(37)	(38)	(37)	(38)	(37)	(38)	(37)	(38)
Tax expense	—	—	1	—	1	1	1	1	1
Net operating (loss) income before net realized and unrealized gains	1,200	1,023	(1,350)	3,381	(1,475)	(3,468)	(1,725)	1,492	5,167
Net increase (decrease) in net assets resulting from operations	(9,743)	(10,614)	1,738	(12,651)	1,685	4,319	17,081	7,143	(9,273)
Net increase (decrease) in net assets resulting from operations per share	(0.43)	(0.46)	0.07	(0.57)	0.08	0.16	0.74	0.30	(0.38)
Net asset value per share	14.58	15.15	15.75	15.89	16.57	16.63	16.57	15.84	15.62

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2014, the Company made four new investments and made 20 follow-on investments in 13 existing portfolio companies committing a total of $105.8 million of capital to these investments.  During the quarter ended January 31, 2015, the Company made four new investments committing capital totaling $39.8 million.

The Company’s prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of January 31, 2015, approximately 1.0% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

Our new portfolio investments are made pursuant to our current objective and strategy. We are concentrating our investment efforts on small and middle-market companies that, in our view, provide opportunities to maximize total return from income and/or capital appreciation. Under our investment approach, we are permitted to invest, without limit, in any one portfolio company, subject to any diversification limits required in order for us to continue to qualify as a RIC under Subchapter M of the Code.  Due to the asset growth and composition of the portfolio, compliance with the RIC requirements limits our ability to make additional investments that represent more than 5% of our total assets or more than 10% of the outstanding voting securities of an issuer (“Non-Diversified Investments”).

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

OPERATING INCOME

For the Quarter Ended January 31, 2015 and 2014. Total operating income was $4.9 million and $4.6 million for the quarters ended January 31, 2015 and 2014, respectively, an increase of approximately $300,000.

For the Quarter Ended January 31, 2015

Total operating income was $4.9 million for the quarter ended January 31, 2015. The increase in operating income over the same period last year was primarily due to an increase in interest income from portfolio companies.  The main components of operating income for the quarter ended January 31, 2015 were interest earned on loans and fee income from portfolio companies and asset management.  The Company earned approximately $4.3 million in interest and dividend income from investments in portfolio companies.  Of the $4.3 million recorded in interest/dividend income, approximately $904,000 was “payment in kind”/deferred interest.  The “payment in kind”/deferred interest are computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 9.75% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $305,000 and fee income from the Company’s portfolio companies of approximately $264,000, totaling approximately $569,000.  Of the $305,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Quarter Ended January 31, 2015 and 2014.  Operating expenses, net of Voluntary Waivers, were approximately $3.7 million and $6.1 million for the quarters ended January 31, 2015 and 2014, respectively, a decrease of approximately $2.4 million.

For the Quarter Ended January 31, 2015

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $3.7 million or 4.30% of the Company’s average net assets, when annualized, for the quarter ended January 31, 2015.  Significant components of operating expenses for the quarter ended January 31, 2015 were management fee expense paid by the Company of approximately $2.0 million and interest and other borrowing costs of approximately $2.5 million.

The approximately $2.4 million decrease in the Company’s net operating expenses for the quarter ended January 31, 2015 compared to the quarter ended January 31, 2014, was primarily due to the approximately $2.6 million decrease in the estimated provision for incentive compensation expense, which was partially offset by an increase in interest and other borrowing costs of approximately $200,000.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2015 fiscal year, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers voluntarily agreed that any assets of the Company that were invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  The Company and the Adviser have agreed to continue an expense cap of 3.5% (on consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets) into fiscal year 2015, though they have modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)   Under the Modified Methodology, for the quarter ended January 31, 2015, the Company’s expense ratio was 2.92%, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the quarter ended January 31, 2015, this provision for incentive compensation was decreased by a net amount of approximately $2.1 million to approximately $12.6 million.  The net decrease in the provision for incentive compensation during the quarter ended January 31, 2015 primarily reflects the Valuation Committee’s determination to decrease the fair values of thirteen of the Company’s portfolio investments (NPWT, Custom Alloy, Tekers, PrePaid Legal, Centile, Biovation, Inland, Velocitius, JSC Tekers, Security Holdings, SGDA Europe, MVC Automotive and Equus) by a total of approximately $12.8 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (Turf, RuMe, Biogenic, Advantage Insurance and SCSD) by a total of approximately $1.4 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  For the quarter ended January 31, 2015, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information.

For the Quarter Ended January 31, 2014

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $6.1 million or 6.43% of the Company’s average net assets, when annualized, for the quarter ended January 31, 2014.  Significant components of operating expenses for the quarter ended January 31, 2014 were management fee expense related to the Company of approximately $2.2 million, interest and other borrowing costs of approximately $2.3 million and incentive compensation expense of approximately $435,000.

The approximately $4.9 million increase in the Company’s net operating expenses for the quarter ended January 31, 2014 compared to the quarter ended January 31, 2013, was primarily due to the approximately $1.3 million increase in interest and other borrowing costs and an approximately $3.3 million increase in the estimated provision for incentive compensation expense.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2014 fiscal year, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers voluntarily agreed that any assets of the Company that were invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  The Company and the Adviser have agreed to continue the expense cap into fiscal year 2014, though they may determine to revise the present calculation methodology later in the year.  For fiscal year 2013 and the quarter ended January 31, 2014, the Company’s expense ratio was 3.03% and 3.26%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during quarter ended January 31, 2014, the provision for incentive compensation was increased by a net amount of approximately $554,000 to approximately $24.5 million.  The net increase in the provision for incentive compensation during the quarter ended January 31, 2014 reflects the Valuation Committee’s determination to increase the fair values of five of the Company’s portfolio investments (NPWT, Vestal, Freshii, Biovations, and Custom Alloy) by a total of approximately $7.1 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $949,000 due to a PIK distribution, which was treated as a return of capital.  The net increase in the provision also reflects the Valuation Committee’s determination to decrease the fair values of eight of the Company’s portfolio investments (MVC Automotive, Octagon, Velocitius, Centile, SGDA Europe, Tekers, Turf and Security Holdings) by a total of approximately $6.1 million.  For the three month period ended January 31, 2014, there was no provision recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information.

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Quarter Ended January 31, 2015 and 2014.  Net realized losses for the quarters ended January 31, 2015 and 2014 were approximately $138,000 and approximately $237,000, respectively, a decrease of approximately $99,000.

For the Quarter Ended January 31, 2015

Net realized losses for the quarter ended January 31, 2015 were approximately $138,000.  The significant component of the Company’s net realized losses for the quarter ended January 31, 2015 was primarily due to the net realized losses on short-term investments of approximately $138,000.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES (restated)

For the Quarter Ended January 31, 2015 and 2014.  The Company had a net change in unrealized depreciation on portfolio investments of approximately $10.8 million and a net change in unrealized appreciation on portfolio investments of $3.4 million for the quarters ended January 31, 2015 and 2014, respectively, a net decrease of approximately $14.2 million.

For the Quarter Ended January 31, 2015

The Company had a net change in unrealized depreciation on portfolio investments of approximately $10.8 million for the quarter ended January 31, 2015.  The change in unrealized depreciation for the quarter ended January 31, 2015 primarily resulted from the Valuation Committee’s decision to decrease the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $759,000, Custom Alloy second lien loan of approximately $84,000, NPWT common stock by $2,000 and preferred stock by $36,000, Tekers common stock by $170,000,  PrePaid Legal loan by $100,000,  Centile equity interest by $538,000,  Biovation loan by approximately $716,000, Velocitius equity interest by approximately $1.1 million, Security Holdings equity interest by $1.1 million, JSC Tekers preferred stock by approximately $599,000, MVC Automotive equity interest by approximately $5.9 million, SGDA Europe equity interest by approximately $749,000 and Inland warrant by approximately $713,000.  These changes in unrealized depreciation were partially off-set by the Valuation Committee determinations to increase the fair value of the Company’s investments in Foliofn preferred stock by $109,000, Turf loan by approximately $2,000, RuMe series C preferred stock by $800,000 and series B preferred stock by $200,000, Advantage preferred stock by $20,000, Biogenic warrant and senior convertible note by a net total of approximately $28,000 and SCSD common stock by $387,000.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.

For the Quarter Ended January 31, 2014

The Company had a net change in unrealized appreciation on portfolio investments of approximately $3.4 million for the quarter ended January 31, 2014.  The change in unrealized appreciation for the quarter ended January 31, 2014 primarily resulted from the Valuation Committee’s decision to increase the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $18,000 and series B preferred stock by approximately $4.0 million, NPWT common stock by $1,000 and preferred stock by $34,000, SGDA Europe equity interest by approximately $649,000, Vestal common stock by $3.0 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $2.2 million,  Biovation warrants by $162,000, and Freshii warrant by approximately $15,000.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $949,000 due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Centile equity interest by $29,000, Security Holdings equity interest by $304,000, MVC Automotive equity interest by approximately $3.2 million, Octagon equity interest by approximately $1.2 million, Velocitius equity interest by approximately $1.9 million, Biovation bridge loan by approximately $102,000, Foliofn, Inc. preferred stock by approximately $1.1 million, Turf guarantee by $92,000 and Tekers common stock by $12,000.  The reclassification from unrealized depreciation to a realized loss caused by the dissolution of BPC II, LLC of $180,000 was also a component in the change in unrealized appreciation.

PORTFOLIO INVESTMENTS

For the Quarter Ended January 31, 2015 and the Year Ended October 31, 2014.  The cost of the portfolio investments held by the Company at January 31, 2015 and at October 31, 2014 was $452.3 million and $440.0 million, respectively, an increase of $12.3 million.  The aggregate fair value of portfolio investments at January 31, 2015 and at October 31, 2014 was $449.0 million and $447.6 million, respectively, an increase of $1.4 million.  The Company held unrestricted cash, cash equivalents and restricted cash equivalents at January 31, 2015 and at October 31, 2014 of $21.9 million and $23.4 million, respectively, a decrease of approximately $1.5 million.  The Company held no short-term investments at January 31, 2015 and at October 31, 2014 held short-term investments with a cost and fair value of approximately $100.0 million and approximately $99.9 million, respectively.

For the Quarter Ended January 31, 2015

During the quarter ended January 31, 2015, the Company made four new investments, committing capital totaling approximately $39.8 million.  The investments were made in RX ($10.3 million), Agri-Carriers ($11.8 million), Legal Solutions ($8.7 million) and Results Companies ($9.0 million).

On November 26, 2014, Summit Research Labs, Inc. repaid its second lien loan in full including all accrued interest totaling approximately $25.7 million.

On December 31, 2014, the Company received distributions totaling $388,000 from the PE Fund which was treated as a return of capital.

During the quarter ended January 31, 2015, Custom Alloy made principal payments totaling $2.5 million on its unsecured subordinated loan.  The balance of the loan at January 31, 2015 was $4.0 million.

During the quarter ended January 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in Foliofn preferred stock by $109,000, Turf  loan by approximately $2,000, RuMe series C preferred stock by $800,000 and series B preferred stock by $200,000, Advantage preferred stock by $20,000, Biogenic warrant and senior convertible note by a net total of approximately $28,000 and SCSD common stock by $387,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, and U.S. Gas were due to the capitalization of PIK interest totaling $436,878.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $759,000, Custom Alloy second lien loan of approximately $84,000, NPWT common stock by $2,000 and preferred stock by $36,000, Tekers common stock by $170,000,  PrePaid Legal loan by $100,000,  Centile equity interest by $538,000,  Biovation loan by approximately $716,000, Velocitius equity interest by approximately $1.1 million, Security Holdings equity interest by $1.1 million, JSC Tekers preferred stock by approximately $599,000, MVC Automotive equity interest by approximately $5.9 million, SGDA Europe equity interest by approximately $749,000 and Inland warrant by approximately $713,000.

At January 31, 2015, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $449.0 million with a cost basis of $452.3 million.  At January 31, 2015, the fair value and cost basis of portfolio investments of the Legacy Investments was $6.0 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $443.0 million and $428.5 million, respectively.  At October 31, 2014, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $447.6 million with a cost basis of $440.0 million.  At October 31, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.7 million and $416.2 million, respectively.

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

On November 1, 2013, Turf repaid its $1.0 million junior revolving note in full, including all accrued interest.  The junior revolving note is no longer a commitment of the Company.  Turf also made a $4.5 million principal payment on its senior subordinated loan, resulting in an outstanding balance of approximately $3.9 million as of October 31, 2014.  The Company also guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank.  The guarantee was valued at -$67,000 or negative $67,000 at October 31, 2014.

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

Portfolio Companies

During the quarter ended January 31, 2015, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2014 and January 31, 2015, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million.  The investment has been fair valued at $0.

Advantage Insurance Holdings

Advantage, Cayman Islands, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2014, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock with a cost basis of $7.5 million and a fair value of approximately $7.7 million.

During the quarter ended January 31, 2015, the Valuation Committee increased the fair value of the preferred stock by $20,000.

At January 31, 2015, the 750,000 shares of preferred stock had a cost basis of $7.5 million and a fair value of approximately $7.7 million.

Bruce Shewmaker, an officer of the Company, serves as a director of Advantage.

Agri-Carriers Group Inc.

Agri-Carriers Group, Inc. (“Agri-Carriers”), Covina, CA, is a transportation company focused on over-the-road, full-truckload transportation of agriculture products to be used in consumer food manufacturing.

On December 30, 2014, the Company invested approximately $11.8 million in Agri-Carriers in the form of a senior subordinated loan. The loan bears annual interest at 15% and has a maturity date of July 20, 2017.

At January 31, 2015, the Company’s investment in Agri-Carriers consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $11.8 million.  The decrease in cost basis of the loan is due to the amortization of loan origination costs.

Biogenic Reagents

Biogenic, Minneapolis, Minnesota, is a producer of high-performance activated carbon products made from renewable biomass.

At October 31, 2014, the Company’s investment in Biogenic consisted of two senior notes with maturity dates of July 21, 2018 and September 30, 2015, and a senior convertible note with a maturity note of July 21, 2018.  The notes have an interest rate of 16%.  The loans had a combined outstanding balance and cost basis of approximately $14.0 million and a combined fair value of approximately $14.3 million.

During the quarter ended January 31, 2015, the Valuation Committee decreased the fair value of the senior convertible note by approximately $253,000 and increased the fair value of the warrant by approximately $281,000.

At January 31, 2015, the Company’s loans had a combined outstanding balance and cost basis of approximately $14.1 million and a combined fair value of approximately $14.4 million.  The increase in cost and fair value of the loans is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

Biovation Holdings Inc.

Biovation, Montgomery, Minnesota, is a manufacturer and marketer of environmentally friendly, organic and sustainable laminate materials and composites.

At October 31, 2014, the Company’s investment in Biovation consisted of a bridge loan with an annual interest of 12% and had a maturity date of October 31, 2014.  The loan had an outstanding balance and cost basis of approximately $3.8 million and a fair value of approximately $3.4 million.  The warrants had a cost of $398,000 and a fair value of $0.

During the quarter ended January 31, 2015, the Valuation Committee decreased the fair value of the loan by approximately $716,000.

At January 31, 2015, the Company’s investment consisted of a bridge loan with an outstanding balance and cost basis of approximately $3.8 million and a fair value of approximately $2.7 million.  The warrants had a cost of $398,000 and a fair value of $0.  The Company reserved in full against all of the accrued interest starting August 1, 2014.

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

During the quarter ended January 31, 2015, the Valuation Committee decreased the fair value of the common equity interest by approximately $538,000.

At January 31, 2015, the Company’s investment in Centile consisted of common equity interest at a cost of $3.3 million and a fair value of approximately $4.5 million.

Christopher Sullivan, a representative of the Company, serves as a director of Centile.

Custom Alloy Corporation

Custom Alloy, High Bridge, New Jersey, manufactures time sensitive and mission critical butt-weld pipe fittings and forgings for the natural gas pipeline, power generation, oil/gas refining and extraction, and nuclear generation markets.

At October 31, 2014, the Company’s investment in Custom Alloy consisted of an unsecured subordinated loan with a cost basis, outstanding balance and fair value of approximately $6.5 million and a second lien loan with a cost basis, outstanding balance and fair value of approximately $23.0 million.  The second lien loan had an interest rate of 11% and a maturity date of April 30, 2020 and the unsecured subordinated loan had an interest rate of 12% and a maturity date of September 4, 2016.

During the quarter ended January 31, 2015, Custom Alloy made principal payments totaling $2.5 million on its unsecured subordinated loan.

During the quarter ended January 31, 2015, the Valuation Committee decreased the fair value of the second lien loan by approximately $84,000.

At January 31, 2015, the Company’s investment in Custom Alloy consisted of an unsecured subordinated loan with a cost basis, outstanding balance and fair value of approximately $4.0 million and a second lien loan with a cost basis, outstanding balance and fair value of approximately $23.1 million.  The increase in cost and fair value of the loans is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

Equus Total Return, Inc.

Equus is a publicly traded business development company and regulated investment company listed on the New York Stock Exchange (NYSE:EQS).  Consistent with the Company’s valuation procedures, the Company has been marking this investment to its market price.

At October 31, 2014, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $9.8 million.

At January 31, 2015, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $8.8 million.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2014, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $5.9 million.

During the quarter ended January 31, 2015, the Valuation Committee increased the fair value of the preferred stock by approximately $109,000.

At January 31, 2015, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $6.0 million.

Bruce Shewmaker, an officer of the Company, serves as a director of Foliofn.

G3K Displays, Inc.

G3K, Hoboken, New Jersey, was a custom designer, manufacturer and installer of in-store environments, signage, displays and fixtures for major retailers such as Foot Locker, adidas and Luxottica.

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

At October 31, 2014, and January 31, 2015, the Company’s investment in G3K consisted of a senior loan with an outstanding balance and cost basis of $5.6 million and a fair value of $0.  The senior loan has an interest rate of 13% and a maturity date of April 11, 2019.  The Company has reserved in full against all of the accrued interest starting April 14, 2014.

Harmony Health & Beauty, Inc.

HH&B, Purchase, New York, purchased the assets of Harmony Pharmacy on November 30, 2010, during a public UCC sale for approximately $6.4 million.  HH&B is a distributor of health and beauty products.  The Company’s initial investment consisted of 100,010 shares of common stock.

At October 31, 2014 and January 31, 2015, the Company’s investment in HH&B consisted of 147,621 shares of common stock with a cost of $6.7 million and fair value of $0.

Michael Tokarz, Chairman of the Company, serves as a director of HH&B.

Inland Environmental & Remediation LP

Inland, Columbus, Texas, has developed a patented, environmentally-friendly recycling process to transform waste produced from oil field drilling sites into a road base product used in road construction.

At October 31, 2014, the Company’s investment in Inland consisted of a senior secured loan with a cash interest rate of 12% and a maturity date of April 17, 2019 and warrants for shares of common stock.  The loan had an outstanding balance of $15.0 million and a cost basis and fair value of approximately $14.4 million.  The warrants had a cost basis and fair value of $713,000.

During the quarter ended January 31, 2015, the Valuation Committee decreased the fair value of the warrant by $713,000.

At January 31, 2015, the Company’s investment in Inland consisted of a senior secured loan with an outstanding balance of $15.0 million and a cost basis and fair value of approximately $14.4 million.  The warrants had a cost basis of $713,000 and a fair value of $0.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2014, the Company’s investment in JSC Tekers consisted of preferred equity with a cost basis of $11.8 million and a fair value of approximately $6.2 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $4,200.

During the quarter ended January 31, 2015, the Valuation Committee decreased the fair value of the preferred stock by approximately $599,000.

At January 31, 2015, the Company’s investment in JSC Tekers consisted of preferred equity with a cost basis of $11.8 million and a fair value of $5.6 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $4,200.

Legal Solutions Holdings, Inc.

Legal Solutions Holdings, Inc. (“Legal Solutions”), Covina, CA, is a provider of record retrieval services to the California workers’ compensation applicant attorney market.

On December 30, 2014, the Company invested $8.7 million in Legal Solutions in the form of a senior subordinated loan.  The loan bears annual interest at 14% and has a maturity date of September 12, 2018.

At January 31, 2015, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $8.7 million.  The decrease in cost basis of the loan is due to the amortization of loan origination costs.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, develops and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2014 and January 31, 2015, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

Morey’s Seafood International LLC

Morey’s, Motley, Minnesota, is a manufacturer, marketer and distributor of fish and seafood products.

At October 31, 2014, the Company’s investment in Morey’s consisted of a second lien loan that had an outstanding balance and cost basis of $15.3 million and a fair value of $15.6 million.  The loan had an interest rate of 13% and a maturity date of August 12, 2018.

At January 31, 2015, the loan had an outstanding balance and cost basis of $15.5 million and a fair value of $15.7 million.  The increase in cost and fair value of the loan is due to the capitalization of PIK interest.  The increase in the fair value due to the capitalization of PIK interest was approved by the Company’s Valuation Committee.

MVC Automotive Group GmbH

MVC Automotive, an Amsterdam-based holding company, owns and operates ten Ford, Jaguar, Land Rover, Mazda, and Volvo dealerships located in Austria, Belgium, and the Czech Republic.

At October 31, 2014, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $45.7 million and a fair value of approximately $21.6 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $5.0 million at October 31, 2014.  This guarantee was taken into account in the valuation of MVC Automotive.

During the quarter ended January 31, 2015, the Valuation Committee decreased the fair value of the equity interest by approximately $5.9 million.

At January 31, 2015, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $45.7 million and a fair value of approximately $15.7 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $4.5 million at January 31, 2015.  This guarantee was taken into account in the valuation of MVC Automotive.

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

On December 31, 2014, the Company received distributions totaling $388,000 from the PE Fund which was treated as a return of capital.

During the quarter ended January 31, 2015, the Valuation Committee decreased the fair values of the limited partnership and general partnership interests totaling approximately $759,000.

At January 31, 2015, the limited partnership interest in the PE Fund had a cost of approximately $13.8 million and a fair value of approximately $19.2 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $353,000 and a fair value of approximately $485,000.  As of January 31, 2015, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc., Advanced Oilfield Services, LLC and AccuMed Corp.

NPWT Corporation

NPWT, Gurnee, Illinois, is a medical device manufacturer and distributor of negative pressure wound therapy products.

At October 31, 2014, the Company’s investment in NPWT consisted of 281 shares of common stock with a cost basis of approximately $1.2 million and a fair value of approximately $5,000 and 5,000 shares of convertible preferred stock with a cost basis of $0 and a fair value of $81,000.

During the quarter ended January 31, 2015, the Valuation Committee decreased the fair values of the common stock and preferred stock totaling approximately $38,000.

At January 31, 2015, the common stock had a cost basis of approximately $1.2 million and a fair value of approximately $3,000.  The convertible preferred stock had a cost basis of $0 and a fair value of approximately $45,000.

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

During the quarter ended January 31, 2015, the fair value of the series C convertible preferred stock was increased by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.

At January 31, 2015, the Company’s investment in Ohio Medical consisted of 8,512 shares of common stock with a cost basis of approximately $15.8 million and a fair value of $0, 30,140 shares of series A convertible preferred stock with a cost basis of $30.0 million and a fair value of $23.8 million and 9,545 shares of series C convertible preferred stock with a cost basis of $22.6 million and a fair value of $28.9 million.

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

During the quarter ended January 31, 2015, the Valuation Committee decreased the fair value of the loan by $100,000.

At January 31, 2015, the Company’s investment in Prepaid Legal consisted of a $10.0 million second lien loan, which was purchased at a discount.  The interest rate on the loan is the greater of LIBOR plus 8.50% with a LIBOR floor of 1.25% or the ABR plus 7.5% with an ABR floor of 2.25% per annum.  The loan matures on July 1, 2020.  The loan had an outstanding balance of $10.0 million, a cost basis of approximately $9.9 million and a fair value of $10.0 million.  The increase in the cost of the loan is due to the amortization of the original issue discount.

The Results Companies, LLC

The Results Companies, LLC (“Results Companies”), Fort Lauderdale, FL, is a leading business process outsourcing provider of customer management solutions.

On December 30, 2014, the Company invested $9.0 million in Results Companies in the form of a senior subordinated loan.  The loan bears annual interest at 15.5% and has a maturity date of July 1, 2016.

At January 31, 2015, the Company’s investment in Results Companies consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $9.0 million.  The decrease in cost basis of the loan is due to the amortization of loan origination costs.

RXInnovation, Inc.

RXInnovation, Inc. (“RXInnovation”), Fort Worth, TX, provides hardware and software products to pharmacies throughout the United States.

On December 30, 2014, the Company invested $10.3 million in RXInnovation in the form of a senior subordinated loan.  The loan bears annual interest at 16% and has a maturity date of March 1, 2017.

At January 31, 2015, the Company’s investment in RXInnovation consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $10.3 million.  The decrease in cost basis of the loan is due to the amortization of loan origination costs.

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

During the quarter ended January 31, 2015, the Valuation Committee increased the fair value of the series C preferred stock by $800,000 and the Series B preferred stock by $200,000.

At January 31, 2015, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis and fair value of approximately $924,000, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.3 million and 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $5.1 million.

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

During the quarter ended January 31, 2015, the Valuation Committee decreased the fair value of the common equity interest by approximately $1.1 million.

At January 31, 2015, the Company’s common equity interest in Security Holdings had a cost basis of approximately $52.9 million and a fair value of approximately $49.5 million.

Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2014, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $10.0 million.

During the quarter ended January 31, 2015, the Valuation Committee decreased the fair value of the common equity interest by approximately $749,000.

At January 31, 2015, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $9.2 million.

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

During the quarter ended January 31, 2015, the Valuation Committee decreased the fair value of the common stock by approximately $170,000.

At January 31, 2015, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $1.1 million.  There was no balance on the guarantee for Tekers at January 31, 2015.  This guarantee was taken into account in the valuation of Tekers.

Summit Research Labs, Inc.

Summit, Huguenot, New York, is a specialty chemical company that manufactures antiperspirant actives.

At October 31, 2013, the Company’s investment in Summit consisted of a second lien loan that had an outstanding balance and cost basis of approximately $25.1 million and a fair value of approximately $25.4 million.  The second lien loan bears annual interest at 14% and matures on October 1, 2018.

On November 26, 2014, Summit Research Labs, Inc. repaid its second lien loan in full including all accrued interest totaling approximately $25.7 million.

At January 31, 2015, the Company no longer held an investment in Summit.

Turf Products, LLC

Turf, Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.

At October 31, 2013, the Company’s investment in Turf consisted of a senior subordinated loan, bearing interest at 11% per annum with a maturity date of November 1, 2018, membership interest and warrants.  The senior subordinated loan had an outstanding balance, cost basis and a fair valued of $3.9 million. The membership interest had a cost of approximately $3.5 million and a fair value of approximately $4.0 million.  The warrants had a cost of $0 and a fair value of $0.  The Company also had a guarantee to Berkshire Bank that was fair valued at -$67,000 or negative $67,000.

During the quarter ended January 31, 2015, the Valuation Committee increased the fair value of the loan by approximately $2,000.

At January 31, 2015, the senior subordinated loan had an outstanding balance, cost basis and a fair value of approximately $3.9 million.  The membership interest had a cost of approximately $3.5 million and a fair value of approximately $4.0 million.  The warrants had a cost and fair value of $0 and the guarantee was fair valued at -$67,000 or negative $67,000.

Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Turf.

U.S. Gas & Electric, Inc.

U.S. Gas, North Miami Beach, Florida, is a licensed Energy Service Company (“ESCO”) that markets and distributes natural gas to small commercial and residential retail customers in the state of New York.

At October 31, 2014, the Company’s investment in U.S. Gas consisted of a second lien loan, an unsecured loan, convertible Series I preferred stock and convertible Series J preferred stock. The second lien loan had an outstanding balance, cost and fair value of $7.5 million and the unsecured loan with an outstanding balance, cost and fair value of approximately $3.0 million.  The second lien loan bears annual interest at 13% and has a maturity date of July 1, 2019.  The unsecured loan bears annual interest at 14% and has a maturity date of July 1, 2018.  The 32,200 shares of convertible Series I preferred stock had a fair value of $83.7 million and a cost of $500,000 and the 8,216 shares of convertible Series J preferred stock had a cost and fair value of $0.

At January 31, 2015, the loans had a combined outstanding balance, cost basis and a fair value of approximately $10.6 million.  The increases in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest.  The increase in the fair value was approved by the Company’s Valuation Committee.  The convertible Series I preferred stock had a fair value of approximately $83.7 million and a cost basis of $500,000 and the convertible Series J preferred stock had a cost basis and fair value of $0.

Puneet Sanan and Peter Seidenberg, representatives of the Company, serve as Chairman and director, respectively, of U.S. Gas and Warren Holtsberg, a director of the Company, also serves as a director of U.S. Gas.

U.S. Spray Drying Holding Company

SCSD, Huguenot, New York, provides custom spray drying products to the food, pharmaceutical, nutraceutical, flavor and fragrance industries.

At October 31, 2014, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost and fair value of approximately $5.5 million and a secured loan with an outstanding balance, cost basis and fair value of $1.5 million.  The secured loan had an interest rate of 12% and a maturity date of May 2, 2019.

During the quarter ended January 31, 2015, the Valuation Committee increased the fair value of the common stock by $387,000.

At January 31, 2015, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $5.9 million.  The secured loan had an outstanding balance, cost basis and fair value of $1.5 million.

Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of SCSD.

Velocitius B.V.

Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.

At October 31, 2014, the Company’s investment in Velocitius consisted of an equity investment with a cost of $11.4 million and a fair value of approximately $11.4 million.

During the quarter ended January 31, 2015, the Valuation Committee decreased the fair value of the equity investment by approximately $1.1 million.

At January 31, 2015, the equity investment in Velocitius had a cost of approximately $11.4 million and a fair value of approximately $10.3 million.

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

At October 31, 2014 and January 31, 2015, the Company’s investment in Vestal consisted of a senior subordinated promissory note and 81,000 shares of common stock.  The senior subordinated note had an annual interest of 12%, a maturity date of April 29, 2015 and an outstanding balance, cost, and fair value of $600,000.  The 81,000 shares of common stock had a cost basis of $1.9 million and a fair value of approximately $16.9 million.

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

At January 31, 2015, the Company had investments in portfolio companies totaling $449.0 million.  Also, at January 31, 2015, the Company had approximately $5.3 million in cash equivalents, approximately $11.0 million in cash and approximately $5.6 million in restricted cash equivalents related to the project guarantee for Security Holdings.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the quarter ended January 31, 2015, the Company made four new investments, committing capital totaling approximately $39.8 million.  The investments were made in RX ($10.3 million), Agri-Carriers ($11.8 million), Legal Solutions ($8.7 million) and Results Companies ($9.0 million).

Current commitments include:

Commitments of the Company:

At January 31, 2015 and October 31, 2014, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at January 31, 2015
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2014
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At January 31, 2015 and October 31, 2014, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at January 31, 2015
MVC Automotive	$4.5 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$5.5 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2014
MVC Automotive	$5.0 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$6.0 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At January 31, 2015, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be -$67,000 or negative $67,000.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee did not have an outstanding balance as of January 31, 2015.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $4.5 million at January 31, 2015) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of January 31, 2015 is approximately 6.1 million Euro (equivalent to approximately $6.9 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of -$67,000 or negative $67,000 as of January 31, 2015.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of January 31, 2015, $14.6 million of the Company’s commitment has been contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A. (equivalent to approximately $5.6 million at January 31, 2015), which is classified as restricted cash on the Company’s consolidated balance sheet.  This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, the Company pledged its common stock and series A convertible preferred stock of Ohio Medical to collateralize a loan made to Ohio Medical by another financial institution.  On June 27, 2013, the Company pledged its series C convertible preferred stock of Ohio Medical to further collateralize the same third party loan made to Ohio Medical in 2011.

On April 17, 2014, the Company loaned $13.0 million of its $15.0 million commitment to Inland in the form of a senior secured loan with a cash interest rate of 12% and a maturity date of April 17, 2019.  The Company also received warrants for shares of common stock in Inland and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On May 19, 2014, the Company loaned the remaining $2.0 million to Inland.  The total amount outstanding as of January 31, 2015 is $15.0 million.

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

On February 26, 2013, the Company received the funds related to the Senior Notes offering, net of expenses, and subsequently repaid the credit facility (the “Credit Facility”) with Guggenheim as administrative agent for the lenders in full, including all accrued interest.  The Company intends to use the excess net proceeds after the repayment of the Credit Facility for general corporate purposes, including, for example, investing in portfolio companies according to our investment objective and strategy, repurchasing shares pursuant to the share repurchase program adopted by our Board of Directors, funding distributions, and/or funding the activities of our subsidiaries.

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of January 31, 2015, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $116.4 million. The market value of the Senior Notes is based on the closing price of the security as of January 31, 2015 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). At October 31, 2013, the balance of Credit Facility II was $50.0 million.  On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  Credit Facility II was renewed and will now expire on October 31, 2015, at which time all outstanding amounts under it will be due and payable.  During the quarter ended January 31, 2015, the Company’s net borrowings on Credit Facility II were $0, resulting in an outstanding balance of $100 million at January 31, 2015.  Credit Facility II will be used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

On December 30, 2014, the Company entered into a 6 month, $25.0 million bridge loan (“Bridge Loan”) with Firstrust Bank, initially borrowing approximately $15.9 million.  Prior to maturity, the Bridge Loan was extended to October 31, 2015.  Prior to January 31, 2015, the Company made principal payments totaling $1.0 million, resulting in an outstanding balance of approximately of $14.9 million.  Borrowings under the Bridge Loan will bear interest at 5%.  The Company paid closing fees, legal and other costs associated with the transaction.  These costs will be amortized over the life of the Bridge Loan.  See Note 16 Subsequent Events for additional information.

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

On June 19, 2015, the Company monetized a majority of its investment in Velocitius, receiving approximately $9.2 million in proceeds, which included a dividend and closing fees and was net of a minimal currency loss.  On October 16, 2015, the Company sold its remaining common equity interest in Velocitius and received zero proceeds resulting in a realized loss of approximately $2.7 million.

On June 23, 2015, the Company loaned approximately $4.8 million to Initials, Inc. in the form of a senior subordinated loan.  The loan has an interest rate of 15% and matures on June 22, 2020.

On June 29, 2015, Ernst & Young LLP (“E&Y”) informed the Company of its determination not to stand for reappointment as the independent registered public accounting firm of the Fund for the fiscal year ending October 31, 2015. The Fund’s Audit Committee accepted that determination at a meeting held the following day.

During the month ended June 30, 2015, Prepaid Legal repaid its $10.0 million loan in full, including all accrued interest.

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

On October 16, 2015, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on October 30, 2015 to shareholders of record on October 26, 2015. The total distribution amounted to  $3,064,880.84.

On October 19, 2015, the Company invested an additional $1.7 million in MVC Automotive.

On October 29, 2015, the Board approved renewal of the Advisory Agreement for the 2016 fiscal year. Further, the Adviser agreed to waive the base management fee so that it is reduced to 1.50% for the 2016 fiscal year. In addition, the Adviser agreed to waive $1 million of any incentive fee on capital gains if and when payable to the Adviser under the Advisory Agreement. Furthermore, the Company and the Adviser agreed to reduce the expense cap for fiscal 2016 to 3.25% under the Modified Methodology.

On October 30, 2015, the Bridge Loan’s maturity date was extended to December 31, 2015.

On October 30, 2015, the Company realized a loss of $6.7 million with the dissolution of Harmony.

On November 3, 2015, Results Companies repaid its loan in full including all accrued interest totaling approximately $10.0 million.

On November 20, 2015, the Company invested an additional $538,000 in MVC Automotive.

On November 24, 2015, the Company and certain shareholders of Ohio Medical signed an asset purchase agreement with a wholly owned subsidiary formed by Tenex Capital Management. The sale of the assets of Ohio Medical is subject to anti-trust review as required by the Hart-Scott-Rodino Act and other closing conditions. The transaction is expected to close in December 2015. The estimated proceeds to be received upon closing including fees and funds held in escrow is approximately $38.5 million.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables, which represent approximately 77.81% of the Company’s total assets at January 31, 2015.  As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills or longer-term treasury notes, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At January 31, 2015, approximately 76.29% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

Some of our loans to our portfolio companies may be structured to include customary business and financial covenants placing affirmative and negative obligations on the operation of each company’s business and its financial condition. However, from time to time, we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay dividends and cause your investment to lose value and could become worthless..

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

Our portfolio companies may have other obligations that rank equally with, or senior to, the securities in which we invest. By their terms, such other securities may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities we own. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in the relevant portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying investors that are senior to us, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of other securities ranking equally with securities in which we invest, we would have to share on an equal basis any distributions with such investors  in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. As a result, we may not obtain the full value of our investment in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which subjects us to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries.  As of January 31, 2015, the fair value of our largest investment, U.S. Gas, comprised 28.5% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.

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

On October 31, 2014, the Company did not have a net capital loss carryforward. The Company had approximately $17.8 million in unrealized losses associated with Legacy Investments as of January 31, 2015.

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

As of January 31, 2015, we had $100 million in borrowings under our short-term credit facility, Credit Facility II (as defined above).  Further, we have approximately $114.4 million in aggregate principal amount of Senior Notes and an approximately $14.9 million bridge loan outstanding (as defined above).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the individual who performs the functions of the Company’s Principal Executive Officer (“CEO”) and the individual who performs the functions of the Principal Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended October 31, 2014 (the “2014 10-K”), which continued to exist as of January 31, 2015.

Remediation of Material Weakness in Internal Control over Financial Reporting

We are in the process of improving our controls to remediate the material weakness that existed as of October 31, 2014 and January 31, 2015.  As discussed in the 2014 10-K, to address the material weakness, in the second half of 2015 the Company has adopted a corrective action plan which will add new and/or enhance existing controls surrounding the valuation process and financial reporting oversight of various controlled/affiliated portfolio companies, including additional reviews (by one or more MVC Capital representatives) of the financial reporting of controlled and certain affiliated portfolio companies and additional reviews and testing of valuation data of these controlled/affiliated portfolio companies. The Company has also enhanced its internal audit plan to incorporate risk assessments of controlled and certain affiliated portfolio companies. In addition, the Company has retained a third party consultant to perform external reviews of certain fair valuations. While some of the remediation actions are in process, this will take time to be fully integrated and confirmed to be effective and sustainable. Until the remediation steps are fully implemented and tested, the material weakness described above will continue to exist.

Management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting (even if fully remediated) will prevent or detect all error and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control over Financial Reporting

Other than the changes related to the material weakness and related remediation described in the 2014 10-K, there has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the quarter ended January 31, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

(a)                                 Exhibits

Exhibit No.	Exhibit

10(A)	Second Amended and Restated Credit Agreement between MVC Capital, Inc. and Firstrust Bank

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

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

Date: 12/1/15
/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: 12/1/15
/s/ Scott Schuenke
Scott Schuenke

In the capacity of the officer who performs the functions of Principal Financial Officer.