Form 10-Q
period 2015-04-30
MVC CAPITAL, INC.
filed 2015-12-01
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015 or

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

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	April 30,	October 31,
	2015	2014
	(Unaudited)
ASSETS

Assets
Cash	$5,756,676	$8,781,375
Restricted cash equivalents (cost $6,077,260 and $6,265,500)	6,077,260	6,265,500
Cash equivalents (cost $3,317,751 and $8,391,089)	3,317,751	8,391,089
Investments at fair value
Short-term investments (cost $0 and $99,999,629)	—	99,897,404
Non-control/Non-affiliated investments (cost $160,668,051 and $150,682,873)	133,919,823	126,303,048
Affiliate investments (cost $115,083,581 and $115,021,554)	168,460,548	173,682,927
Control investments (cost $173,877,631 and $174,266,037)	131,941,134	147,644,189
Total investments at fair value (cost $449,629,263 and $539,970,093)	434,321,505	547,527,568
Receivable on sale of short-term investments	95,061,588	—
Deferred financing fees	2,812,874	2,972,864
Dividends and interest receivables, net of reserves	2,747,247	1,188,398
Fee and other receivables	1,281,380	1,939,827
Prepaid expenses	609,859	646,801
Total assets	$551,986,140	$577,713,422

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$114,408,750	$114,408,750
Revolving credit facility	95,000,000	100,000,000
Bridge Loan	12,382,481	—
Provision for incentive compensation (Note 11)	9,152,087	14,733,887
Management fee payable	1,518,517	1,474,223
Professional fees payable	1,206,253	1,309,085
Interest payable	425,915	374,875
Accrued expenses and liabilities	412,232	456,148
Foreign currency forward contract	347,440	—
Management fee payable - Asset Management	296,812	296,812
Portfolio fees payable - Asset Management	250,351	436,791
Liability for share exchange	225,137	221,424
Consulting fees payable	145,825	97,250
Taxes payable	977	1,219

Total liabilities	235,772,777	233,810,464

Commitments and Contingencies (Note 9)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 22,702,821 and 22,702,821 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	421,034,012	421,037,726
Accumulated earnings	87,791,551	83,996,734
Dividends paid to stockholders	(122,883,140)	(116,753,378)
Accumulated net realized loss	576,895	2,697,840
Net unrealized (depreciation) appreciation	(15,292,793)	7,937,198
Treasury stock, at cost, 5,601,627 and 5,601,627 shares held, respectively	(55,296,206)	(55,296,206)

Total shareholders’ equity	316,213,363	343,902,958

Total liabilities and shareholders’ equity	$551,986,140	$577,713,422

Net asset value per share	$13.93	$15.15

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Six Month Period	For the Six Month Period
	November 1, 2014 to	November 1, 2013 to
	April 30, 2015	April 30, 2014
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$445	$69,580
Affiliate investments	—	71,590
Total dividend income	445	141,170

Payment-in-kind dividend income
Affiliate investments	—	143,182
Total payment-in-kind dividend income	—	143,182

Interest income
Non-control/Non-affiliated investments	6,139,784	2,692,651
Affiliate investments	644,948	2,406,842
Control investments	171,414	191,798
Total interest income	6,956,146	5,291,291

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	1,979,617	1,634,473
Affiliate investments	61,896	498,657
Control investments	77,265	77,264
Total payment-in-kind interest income	2,118,778	2,210,394

Fee income
Non-control/Non-affiliated investments	—	300,991
Affiliate investments	362,666	460,001
Control investments	161,501	161,499
Total fee income	524,167	922,491

Fee income - Asset Management (1)
Portfolio fees	521,100	595,827
Management fees	8,684	617,485
Total fee income - Asset Management	529,784	1,213,312

Other income	—	553,769

Total operating income	10,129,320	10,475,609

Operating Expenses:
Interest and other borrowing costs	5,070,830	4,660,899
Management fee	4,045,747	4,416,533
Legal fees	817,000	290,000
Other expenses	463,899	103,797
Portfolio fees - Asset Management (1)	390,825	446,870
Audit & tax preparation fees	338,000	324,100
Consulting fees	226,902	259,402
Directors’ fees	210,000	206,250
Insurance	171,840	173,400
Administration	120,873	126,123
Public relations fees	92,000	102,000
Printing and postage	44,911	49,889
Management fee - Asset Management (1)	(2,402)	463,114
Net Incentive compensation (Note 11)	(5,581,800)	(2,978,955)

Total operating expenses	6,408,625	8,643,422

Less: Voluntary Expense Waiver by Adviser (2)	(75,000)	(75,000)

Total waivers	(75,000)	(75,000)

Net operating income before taxes	3,795,695	1,907,187

Tax Expenses:
Current tax expense	878	877

Total tax expense	878	877

Net operating income	3,794,817	1,906,310

Net Realized and Unrealized (Loss) Gain on Investments:

Net realized (loss) gain on investments
Short-term investments	44,433	176,515
Non-control/Non-affiliated investments	(2,165,378)	308,196

Total net realized (loss) gain on investments	(2,120,945)	484,711

Net unrealized depreciation on investments	(23,229,991)	(13,356,836)

Net realized and unrealized loss on investments	(25,350,936)	(12,872,125)

Net decrease in net assets resulting from operations	$(21,556,119)	$(10,965,815)

Net decrease in net assets per share resulting from operations	$(0.95)	$(0.49)

Dividends declared per share	$0.270	$0.270

Weighted average number of shares outstanding(3)	22,702,821	22,574,010

The accompanying notes are an integral part of these consolidated financial statements.

(1) These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”).  Please see Note 10 “Management” for more information.

(2) Reflects the six month portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2015 and 2014 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  Please see Note 10 “Management” for more information.

(3)Please see Note 13 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter	For the Quarter
	February 1, 2015 to	February 1, 2014 to
	April 30, 2015	April 30, 2014
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$185	$69,390
Affiliate investments	—	36,149
Total dividend income	185	105,539

Payment-in-kind dividend income
Affiliate investments	—	72,300
Total payment-in-kind dividend income	—	72,300

Interest income
Non-control/Non-affiliated investments	3,172,113	1,389,257
Affiliate investments	317,519	1,330,673
Control investments	84,286	96,493
Total interest income	3,573,918	2,816,423

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	1,145,893	852,407
Affiliate investments	30,591	251,784
Control investments	37,993	37,992
Total payment-in-kind interest income	1,214,477	1,142,183

Fee income
Non-control/Non-affiliated investments	—	300,487
Affiliate investments	179,666	230,001
Control investments	80,751	80,749
Total fee income	260,417	611,237

Fee income - Asset Management (1)
Portfolio fees	249,625	308,710
Management fees	(24,945)	454,392
Total fee income - Asset Management	224,680	763,102

Other income	—	351,571

Total operating income	5,273,677	5,862,355

Operating Expenses:
Interest and other borrowing costs	2,615,820	2,405,389
Management fee	2,065,942	2,227,455
Legal fees	408,000	152,000
Other expenses	313,827	(36,941)
Portfolio fees - Asset Management (1)	187,219	340,794
Audit & tax preparation fees	176,000	161,700
Consulting fees	111,051	124,251
Directors’ fees	105,000	103,125
Insurance	85,920	86,700
Administration	59,260	61,448
Public relations fees	45,500	51,000
Printing and postage	22,480	24,083
Management fee - Asset Management (1)	(18,709)	231,533
Net Incentive compensation (Note 11)	(3,462,232)	(3,413,806)

Total operating expenses	2,715,078	2,518,731

Less: Voluntary Expense Waiver by Adviser (2)	(37,500)	(37,500)

Total waivers	(37,500)	(37,500)

Net operating income before taxes	2,596,099	3,381,124

Tax Expenses:
Current tax expense	439	(23)

Total tax expense	439	(23)

Net operating income	2,595,660	3,381,147

Net Realized and Unrealized (Loss) Gain on Investments:

Net realized (loss) gain on investments
Short-term investments	182,187	338,448
Non-control/Non-affiliated investments	(2,165,378)	383,402

Total net realized (loss) gain on investments	(1,983,191)	721,850

Net unrealized depreciation on investments	(12,425,387)	(16,754,026)

Net realized and unrealized loss on investments	(14,408,578)	(16,032,176)

Net decrease in net assets resulting from operations	$(11,812,918)	$(12,651,029)

Net decrease in net assets per share resulting from operations	$(0.52)	$(0.57)

Dividends declared per share	$0.135	$0.135

Weighted average number of shares outstanding(3)	22,702,821	22,541,251

The accompanying notes are an integral part of these consolidated financial statements.

(1) These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”).  Please see Note 10 “Management” for more information.

(2) Reflects the six month portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2015 and 2014 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  Please see Note 10 “Management” for more information.

(3)Please see Note 13 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Month Period	For the Six Month Period
	November 1, 2014 to	November 1, 2013 to
	April 30, 2015	April 30, 2014
Cash flows from Operating Activities:
Net decrease in net assets resulting from operations	$(21,556,119)	$(10,965,815)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized loss (gain)	2,120,945	(484,711)
Net change in unrealized depreciation	23,229,991	13,356,836
Amortization of premiums (discounts) and fees	(67,281)	(861,285)
Increase in accrued payment-in-kind dividends and interest	(938,784)	(2,127,458)
Amortization of deferred financing fees, net of financing fees paid	159,990	213,660
Allocation of flow through income	—	(281,831)
Changes in operating assets and liabilities:
Dividends, interest and fees receivable	(1,558,849)	(707,738)
Fee and other receivables	658,447	183,818
Short-term investments receivables	(95,061,588)	(99,783,203)
Escrow receivables, net of reserves	—	300,000
Prepaid expenses	36,942	26,196
Prepaid taxes	—	336
Incentive compensation (Note 11)	(5,581,800)	(2,978,955)
Other liabilities	(189,522)	388,298
Purchases of equity investments	—	(12,818,418)
Purchases of debt instruments	(39,851,907)	(34,037,000)
Purchases of short-term investments	(194,199,016)	(199,323,373)
Proceeds from equity investments (1)	388,406	491,075
Proceeds from debt instruments	28,630,651	7,200,000
Sales/maturities of short-term investments	294,244,212	249,435,798

Net cash used in operating activities	(9,535,282)	(92,773,770)

Cash flows from Financing Activities:
Net proceeds from revolving credit facility	(5,000,000)	50,000,000
Net proceeds from bridge loan	12,382,481	—
Share exchange	(3,714)	—
Distributions paid to shareholders	(6,129,762)	(6,086,138)
Repurchase of common stock	—	(2,109,087)

Net cash provided by financing activities	1,249,005	41,804,775

Net change in cash and cash equivalents for the period	(8,286,277)	(50,968,995)

Unrestricted and restricted cash and cash equivalents, beginning of period	$23,437,964	$81,026,560

Unrestricted and restricted cash and cash equivalents, end of period	$15,151,687	$30,057,565

(1) For the six month period ended April 30, 2014, proceeds from equity investments includes $491,075 in escrow receivables, net of reserves.

During the six month period ended April 30, 2015 and 2014 MVC Capital, Inc. paid $4,557,783 and $4,348,623 in interest expense, respectively.

During the six month period ended April 30, 2015 and 2014 MVC Capital, Inc. paid $1,420 and $300 in income taxes, respectively.

Non-cash activity:

During the six month period ended April 30, 2015 and 2014, MVC Capital, Inc. recorded payment in-kind dividend and interest of $938,784 and $2,127,458, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the six month period ended April 30, 2014, MVC Capital, Inc. was allocated $553,769, in flow-through income from its equity investment in Octagon Credit Investors, LLC.  Of these amounts, $271,938,  was received in cash and the balance of $281,831, was undistributed and therefore increased the cost of the investment.  The fair value was then increased by $101,099, by the Company’s Valuation Committee.

On November 19, 2013, MVC Capital, Inc. converted the MVC Automotive Group B.V. bridge loan of approximately $1.6 million to addional common equity interest.

On April 20, 2015, Biovation Acquisition Corp., a newly formed entity by the Company, credit purchased the assets of Biovation Holdings, Inc. in exchange for the majority of the economic ownership.  The company received 90 shares of Class B non-voting common stock of Biovation Acquisition Corp.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Six Month Period	For the Six Month Period
	November 1, 2014 to	November 1, 2013 to	For the Year Ended
	April 30, 2015	April 30, 2014	October 31, 2014
	(Unaudited)	(Unaudited)
Operations:
Net operating gain	$3,794,817	$1,906,310	$1,579,417
Net realized (loss) gain on investments	(2,120,945)	484,711	16,519,778
Net change in unrealized depreciation on investments	(23,229,991)	(13,356,836)	(37,941,262)

Net decrease in net assets from operations	(21,556,119)	(10,965,815)	(19,842,067)

Shareholder Distributions from:
Income	(3,794,817)	(1,906,310)	(1,579,417)
Realized gain	—	—	(10,636,482)
Return of capital	(2,334,945)	(4,179,828)	—

Net decrease in net assets from shareholder distributions	(6,129,762)	(6,086,138)	(12,215,899)

Capital Share Transactions:
Reissuance of treasury stock for share exchange	—	—	4,350,722
Provision for share exchange	(3,714)	—	(221,424)
Offering expenses	—	—	(139,000)
Repurchase of common stock	—	(2,109,087)	(4,114,967)

Net decrease in net assets from capital share transactions	(3,714)	(2,109,087)	(124,669)

Total decrease in net assets	(27,689,595)	(19,161,040)	(32,182,635)

Net assets, beginning of period/year	343,902,958	376,085,593	376,085,593

Net assets, end of period/year	$316,213,363	$356,924,553	$343,902,958

Common shares outstanding, end of period/year	22,702,821	22,464,814	22,702,821

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Six Month Period		For the Six Month Period		For the
	November 1, 2014 to		November 1, 2013 to		Year Ended
	April 30, 2015		April 30, 2014		October 31, 2014
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$15.15		$16.63		$16.63

(Loss) Gain from operations:
Net operating gain	0.17		0.08		0.07
Net realized and unrealized loss on investments	(1.12)		(0.57)		(0.95)

Total loss from investment operations	(0.95)		(0.49)		(0.88)

Less distributions from:
Income	(0.17)		(0.08)		(0.07)
Realized gain	—		—		(0.47)
Return of capital	(0.10)		(0.19)		—

Total distributions	(0.27)		(0.27)		(0.54)

Capital share transactions
Dilutive effect of share issuance	—		—		(0.10)
Anti-dilutive effect of share repurchase program	—		0.02		0.04

Total capital share transactions	—		0.02		(0.06)

Net asset value, end of period/year	$13.93		$15.89		$15.15

Market value, end of period/year	$9.70		$13.04		$11.27

Market discount	(30.37)%		(17.94)%		(25.61)%

Total Return - At NAV (a)	(6.30	)%(d)	(2.85	)%(d)	(5.75)%

Total Return - At Market (a)	(11.49	)%(d)	(3.83	)%(d)	(14.97)%

Ratios and Supplemental Data:

Portfolio turnover ratio	6.54%		1.77%		14.16%

Net assets, end of period/year (in thousands)	$316,213		$356,925		$343,903

Ratios to average net assets:
Expenses including tax expense	3.87	%(c)	4.68	%(c)	5.04%
Expenses excluding tax expense	3.87	%(c)	4.68	%(c)	5.04%

Net operating income before tax expense	2.32	%(c)	1.04	%(c)	0.44%
Net operating income after tax expense	2.32	%(c)	1.04	%(c)	0.44%

Ratios to average net assets excluding waivers:
Expenses including tax expense	3.91	%(c)	4.72	%(c)	5.08%
Expenses excluding tax expense	3.91	%(c)	4.72	%(c)	5.08%

Net operating income before tax expense	2.27	%(c)	1.00	%(c)	0.40%
Net operating income after tax expense	2.27	%(c)	1.00	%(c)	0.40%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	7.28	%(c)	6.31	%(c)	6.35%
Expenses excluding incentive compensation, interest and other borrowing costs	4.18	%(c)	3.76	%(c)	3.75%

Net operating loss before incentive compensation	(1.09	)%(c)	(0.59	)%(c)	(0.87)%
Net operating income before incentive compensation, interest and other borrowing costs	2.01	%(c)	1.96	%(c)	1.73%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	7.32	%(c)	6.35	%(c)	6.40%
Expenses excluding incentive compensation, interest and other borrowing costs	4.22	%(c)	3.80	%(c)	3.79%

Net operating loss before incentive compensation	(1.14	)%(c)	(0.63	)%(c)	(0.92)%
Net operating income before incentive compensation, interest and other borrowing costs	1.96	%(c)	1.92	%(c)	1.69%

(c) Annualized.

(d) Non- Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

April 30, 2015

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 42.35% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	—
Agri-Carriers Group, Inc.	Transportation	Senior Subordinated Debt 12.0000% Cash, 3.0000% Deferred, 07/20/2017 (l), (m)	$11,774,486	11,790,819	$11,774,486
Biogenic Reagents	Renewable energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b), (l)	5,353,593	5,353,593	5,353,593
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b), (l)	4,818,233	4,818,233	4,881,620
		Senior Note 12.0000% Cash, 4.0000% PIK, 09/30/2015 (b), (l)	4,081,751	4,081,751	4,081,751
		Warrants (d)	1	—	1,122,027
				14,253,577	15,438,991
Biovation Acquisition Co.	Manufacturer of Laminate Material and Composites	Common Stock (90 shares) (d)		534,622	534,622
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 10/31/2014 (b), (h)	1,079,328	1,079,328	—
		Warrants (d)	3	397,677	—
				1,477,005	—
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Second Lien Loan, 7.3000% Cash, 3.7000% PIK, 04/30/2020 (b), (l)	23,359,311	23,359,311	23,264,436
		Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016 (l)	3,000,000	3,000,000	3,000,000
				26,359,311	26,264,436
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	5,920,000
G3K Display, Inc.	Retail Store Fixtures	Senior Lien Loan 13.0000% Cash, 04/11/2019 (h)	5,625,000	5,625,000	—
		Warrants (d)	1	—	—
				5,625,000	—
Inland Environmental & Remediation LP	Environmental Services	Senior Secured Loan 12.0000% Cash, 04/17/2019 (l)	15,000,000	14,434,989	13,000,000
		Warrants (d)	1	713,000	—
				15,147,989	13,000,000
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 2.0000% Deferred, 09/12/2018 (l), (m)	8,705,000	8,721,466	8,705,000
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 3.0000% PIK, 08/12/2018 (b), (l)	15,572,288	15,572,288	15,572,288
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	2,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	33,000
				1,231,638	35,000
Prepaid Legal Services, Inc.	Consumer Services	Second Lien Term Loan , 9.7500% Cash, 07/01/2020	10,000,000	9,888,240	10,000,000
The Results Companies, LLC	Business Services	Senior Subordinated Debt 13.0000% Cash, 2.5000% Deferred, 07/01/2016 (l), (m)	9,000,000	9,014,637	9,000,000
RX Innovation, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 4.0000% Deferred, 03/01/2017 (l), (m)	10,300,000	10,313,456	10,300,000
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d)		5,488,000	5,875,000
		Secured Loan 12.0000% Cash, 05/02/2019	1,500,000	1,500,000	1,500,000
				6,988,000	7,375,000
Sub Total Non-control/Non-affiliated investments				160,668,051	133,919,823

Affiliate investments - 53.27% (a), (c), (f), (g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d), (e)		7,500,000	7,713,364
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,274,376	4,358,000
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d), (e)		4,500	4,200
		Preferred Stock (9,159,085 shares) (d), (e)		11,810,188	5,563,800
				11,814,688	5,568,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		52,846,140	48,650,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d), (e)		28,544,800	7,900,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 13.0000% Cash, 07/01/2019 (l)	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK , 07/01/2018 (b), (l)	3,103,577	3,103,577	3,103,577
		Convertible Series I Preferred Stock (32,200 shares) (d), (k)		500,000	83,667,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
				11,103,577	94,271,184

Sub Total Affiliate investments				115,083,581	168,460,548

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

April 30, 2015

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control Investments - 41.73% (c), (f), (g)
Equus Total Return, Inc.	Regulated Investment Company	Common Stock (4,444,644 shares) (d)		$10,030,272	$8,622,609
Harmony Health & Beauty, Inc.	Health & Beauty - Distributor	Common Stock (147,621 shares) (a), (d)		6,700,000	—
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a), (d), (e)		45,662,438	15,900,000
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a), (d), (j)		13,838,539	19,824,316
		General Partnership Interest (a), (d), (j)		353,024	500,007
				14,191,563	20,324,323
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (8,512 shares) (a), (d)		15,763,637	—
		Series A Convertible Preferred Stock 16.0000% PIK (31,346 shares) (a), (b)		30,000,000	13,300,000
		Series C Convertible Preferred Stock 16.0000% PIK (9,927shares) (a), (b)		22,618,466	30,028,930
				68,382,103	43,328,930
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a), (d)		924,475	924,475
		Series C Preferred Stock (23,896,634 shares) (a), (d)		3,410,694	5,643,890
		Series B-1 Preferred Stock (4,999,076 shares) (a), (d)		999,815	1,431,635
				5,334,984	8,000,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (a), (d), (e)		2,300,000	1,034,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 11/01/2018 (a), (b), (l)	$3,895,262	3,895,262	3,867,338
	Irrigation Equipment	Limited Liability Company Interest (a), (d)		3,535,694	3,991,794
		Guarantee (a), (d)	1	—	(66,860)
		Warrants (a), (d)	150	—	—
				7,430,956	7,792,272
Velocitius B.V.	Renewable Energy	Common Equity Interest (a), (d), (e)		11,395,315	9,439,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2016 (a), (l)	600,000	600,000	600,000
		Common Stock (81,000 shares) (a), (d)		1,850,000	16,900,000
				2,450,000	17,500,000

Sub Total Control Investments				173,877,631	131,941,134

TOTAL PORTFOLIO INVESTMENTS - 137.35% (f)				$449,629,263	$434,321,505

Cash Equivalents and Restricted Cash Equivalents - 2.97% (f), (g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (1,894,835 shares)		1,894,835	1,894,835
JP Morgan Prime Money Market Fund	Money Market Fund	Beneficial Shares (7,500,176 shares)		7,500,176	7,500,176
Total Cash Equivalents and Restricted Cash Equivalents				9,395,011	9,395,011

TOTAL INVESTMENTS - 140.32% (f)				$459,024,274	$443,716,516

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

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe and Cayman Islands which represents approximately 32% of the net assets.  The remaining portfolio companies are located in North America which represents approximately 106% of the net assets.

(f) Percentages are based on net assets of $316,213,363 as of April 30, 2015.

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

(m) Deferred interest of $396,325, $148,661, $463,755 and $345,847 for Agri-Carriers Group, Legal Solutions Holdings, RXInnovation and The Results Companies, respectively, is shown as a receivable on the Consolidated Balance Sheet as of April 30, 2015.

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

April 30, 2015

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

During fiscal year ended October 31, 2014, MVC Turf, LLC (“MVC Turf”) was consolidated with the Company as MVC Turf is a wholly owned holding company. The consolidation of MVC Turf did not have any material effect on the financial position or net results of operations of the Company.  Of the $5.8 million in cash on the Company’s Consolidated Balance Sheets as of April 30, 2015, approximately $362,000 was held by MVC Turf, a wholly owned holding company.

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. As of April 30, 2015, the Company had approximately $9.1 million in cash equivalents and restricted cash equivalents and approximately $6.1 million in cash totaling approximately $15.2 million.  Of the $9.4 million in cash equivalents, approximately $362,000 was held by MVC Turf, a wholly owned holding company.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment, and is classified as restricted cash equivalents on the Company’s Consolidated Balance Sheets (equivalent to approximately $5.6 million at April 30, 2015 and approximately $6.3 million at October 31, 2014).  On March 20, 2015, the Company entered into a forward currency contract.  Approximately $465,000 is classified as restricted cash equivalents on the Company’s Consolidated Balance Sheets related to this contract as of April 30, 2015.

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

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At April 30, 2015, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest.

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

At April 30, 2015 and October 31, 2014, approximately 77.12% and 75.79%, respectively, of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 78.68% and 77.48% of the Company’s total assets at April 30, 2015 and October 31, 2014, respectively. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of April 30, 2015 and October 31, 2014.

	April 30, 2015	October 31, 2014
Energy Services	29.81%	27.39%
Electrical Engineering	15.39%	14.71%
Medical Device Manufacturer	13.71%	15.02%
Manufacturer of Pipe Fittings	8.31%	8.58%
Renewable Energy	7.87%	7.49%
Environmental Services	6.61%	7.29%
Private Equity	6.43%	5.95%
Business Services	5.60%	0.00%
Iron Foundries	5.53%	5.09%
Automotive Dealerships	5.03%	6.27%
Food Services	4.92%	4.53%
Software	4.64%	1.45%
Transportation	3.72%	0.00%
Consumer Services	3.16%	2.94%
Regulated Investment Company	2.73%	2.84%
Consumer Products	2.53%	1.83%
Distributor - Landscaping and Irrigation Equipment	2.46%	2.26%
Insurance	2.44%	2.25%
Specialty Chemicals	2.33%	9.42%
Technology Investment - Financial Services	1.87%	1.71%
Real Estate Management	1.76%	1.79%
Port Facilities	0.33%	0.36%
Manufacturer of Laminate Material and Composites	0.17%	0.99%
Health & Beauty - Distributor	0.00%	0.00%
Retail Store Fixtures	0.00%	0.00%
	137.35%	130.16%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•

Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We valued one of our investments using Level 1 inputs as of April 30, 2015.

•

Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date or within six months of the measurement date are generally categorized as Level 2 investments.  We did not value any of our investments using Level 2 inputs as of April 30, 2015.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of April 30, 2015 and October 31, 2014 (in thousands):

	April 30, 2015
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$135,504	$135,504
Common Stock	8,623	—	25,274	33,897
Preferred Stock	—	—	153,302	153,302
Warrants	—	—	1,122	1,122
Common Equity Interest	—	—	86,247	86,247
LP Interest	—	—	19,824	19,824
GP Interest	—	—	500	500
LLC Interest	—	—	3,992	3,992
Guarantee	—	—	(67)	(67)
Total Investments, net	$8,623	$—	$425,698	$434,321

	October 31, 2014
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$129,129	$129,129
Common Stock	9,778	—	24,547	34,325
Preferred Stock	—	—	160,459	160,459
Warrants	—	—	713	713
Common Equity Interest	—	—	98,606	98,606
LP Interest	—	—	19,969	19,969
GP Interest	—	—	504	504
LLC Interest	—	—	3,992	3,992
Guarantee	—	—	(67)	(67)
Escrow receivables	—	—	—	—
Short-term investments	—	99,897	—	99,897
Total Investments, net	$9,778	$99,897	$437,852	$547,527

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the six month period ended April 30, 2015 and the year ended October 31, 2014, there were no transfers in and out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the six month period ended April 30, 2015, and April 30, 2014 (in thousands):

	Balances, November 1, 2014	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, April 30, 2015
Senior/Subordinated Loans and credit facilities	$129,129	$(2,165)	$2,165	$(5,513)	$40,789	$(28,901)	$—	$135,504
Common Stock	24,547	—	—	193	534	—	—	25,274
Preferred Stock	160,459	—	—	(9,422)	2,265	—	—	153,302
Warrants	713	—	—	409	—	—	—	1,122
Common Equity Interest	98,606	—	—	(12,359)	—	—	—	86,247
LP Interest	19,969	—	—	(145)	—	—	—	19,824
GP Interest	504	—	—	(4)	—	—	—	500
LLC Interest	3,992	—	—	—	—	—	—	3,992
Guarantees	(67)	—	—	—	—	—	—	(67)
Total	$437,852	$(2,165)	$2,165	$(26,841)	$43,588	$(28,901)	$—	$425,698

	Balances, November 1, 2013	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3) (restated)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, April 30, 2014
Senior/Subordinated Loans and credit facilities	$113,153	$—	$—	$(6,468)	$36,851	$(8,610)	$—	$134,926
Common Stock	19,593	—	—	2,993	764	—	—	23,350
Preferred Stock	180,357	—	—	(7,340)	2,080	—	—	175,097
Warrants	220	—	—	904	716	(722)	—	1,118
Other Equity Investments	104,597	(180)	180	(5,371)	13,798	—	—	113,024
Guarantees	—	—	—	(92)	—	—	—	(92)
Escrow receivables	6,237	492	—	—	—	(792)	—	5,937
Total	$424,157	$312	$180	$(15,374)	$54,209	$(10,124)	$—	$453,360

(1)           Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.

(2)           Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the six month period ended April 30, 2015 and April 30, 2014, respectively.

(3)           Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held at April 30, 2015 and April 30, 2014, respectively.

(4)           Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.

(5)           Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following tables summarize information about the Company’s Level 3 fair value measurements as of April 30, 2015 and April 30, 2014 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	4/30/2015	Valuation technique	Unobservable input	Low		High		average (a)

Common Stock (c) (d)	$25,274	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		100.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	15.0%		30.0%		29.9%

		Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			EBITDA Multiple	7.8	x	7.8	x	9.0	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x
			Discount to Letter of Intent	4.0%		4.0%		4.0%

Senior/Subordinated loans and credit facilities (b) (d)	$135,504	Market Approach	EBITDA Multiple	5.0	x	6.0	x	5.1	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x
			Market Quotes	100.5%		100.5%		100.5%
			Discount to Forward EBITDA	15.0%		15.0%		15.0%
			Discount to Letter of Intent	0.0%		4.0%		0.2%

		Income Approach	Required Rate of Return	9.3%		16.0%		11.8%

LP Interest	$19,824	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%

GP Interest	$500	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%

LLC Interest	$3,992	Market Approach	EBITDA Multiple	6.0	x	6.0	x	6.0	x

Common Equity Interest	$86,247	Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x
			EBITDA Multiple	5.5	x	6.5	x	6.1	x
			Discount to Letter of Intent	5.0%		5.0%		5.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	12.4%		16.6%		14.7%
			Perpetual Growth Rate of Free Cash Flow	3.0%		3.0%		3.0%

Preferred Stock (c)	$153,302	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			EBITDA Multiple	5.0	x	7.8	x	5.9	x
			% of AUM	1.04%		1.04%		1.04%
			Illiquidity Discount	30.0%		30.0%		30.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	16.6	x	16.6	x	16.6	x
			Discount to Forward EBITDA	15.0%		15.0%		15.0%

		Income Approach	Discount Rate	15.0%		15.6%		15.6%
			Perpetual Growth Rate of Free Cash Flow	2.5%		2.5%		2.5%

Warrants	$1,122	Market Approach	Forward EBITDA Multiple	7.7	x	7.7	x	7.7	x

Guarantees	$(67)	Income Approach	Discount Rate	7.3%		7.3%		7.3%

Total	$425,698

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

* The above table excludes certain investments whose fair value is zero due to certain specific situations at the portfolio company level.

NM - Not Meaningful

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range				Weighted
	4/30/2014	Valuation technique	Unobservable input	Low		High		average (a)

Common Stock (c) (d)	$23,350	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		100.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Income Approach	Discount Rate	14.2%		15.0%		14.2%
			Perpetual Growth Rate of Free Cash Flow	3.0%		3.0%		3.0%

		Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			EBITDA Multiple	5.0	x	9.0	x	5.0	x
			Forward EBITDA Multiple	5.5	x	5.5	x	5.5	x

Senior/Subordinated loans and credit facilities (b) (d)	$134,926	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	EBITDA Multiple	5.0	x	11.0	x	7.6	x
			Forward EBITDA Multiple	5.0	x	7.0	x	5.6	x
			Market Quotes	100.0%		100.0%		100.0%
			Discount to Forward EBITDA	10.0%		40.0%		18.3%
			Revenue Multiple	2.0	x	2.0	x	2.0	x

		Income Approach	Discount Rate	14.2%		19.3%		18.1%
			Perpetual Growth Rate of Free Cash Flow	2.0%		3.0%		2.3%
			Required Rate of Return	12.0%		16.0%		14.2%

Other Equity Investments (d)	$113,024	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%
			Real Estate Appraisals	N/A		N/A		N/A

		Market Approach	EBIT Multiple	6.0	x	6.0	x	6.0	x
			Discount to notional value of CLO equity	0.0%		0.0%		0.0%
			Revenue Multiple	2.0	x	2.0	x	2.0	x
			Forward EBITDA Multiple	7.0	x	7.0	x	7.0	x
			EBITDA Multiple	5.0	x	7.1	x	6.6	x
			Euros per TTM MWhr	€0.70		€0.70		€0.70
			Discount to Forward EBITDA	40.0%		40.0%		40.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x

		Income Approach	Discount Rate	6.0%		18.4%		14.5%
			Perpetual Growth Rate of Free Cash Flow	2.0%		3.0%		2.1%

Preferred Stock (c)	$175,097	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%

		Market Approach	Revenue Multiple	2.0	x	2.0	x	2.0	x
			EBITDA Multiple	6.6	x	9.0	x	8.4	x
			% of AUM	1.01%		1.01%		1.01%
			Illiquidity Discount	30.0%		30.0%		30.0%
			Multiple of Book Value	1.0	x	1.0	x	1.0	x
			EBT Multiple	18.8	x	18.8	x	18.8	x
			Forward EBITDA Multiple	5.0	x	5.0	x	5.0	x
			Discount to Forward EBITDA	10.0%		10.0%		10.0%

		Income Approach	Discount Rate	15.0%		17.9%		17.8%
			Perpetual Growth Rate of Free Cash Flow	7.5%		7.5%		7.3%

Warrants	$1,118	Market Approach	EBITDA Multiple	8.0	x	8.0	x	8.0	x

		Income Approach	Discount Rate	19.3%		22.6%		22.3%
			Perpetual Growth Rate of Free Cash Flow	3.0%		12.0%		11.1%
			Illiquidity Discount	25.0%		25.0%		25.0%

		Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%		0.0%		0.0%

Guarantees	$(92)	Income Approach	Discount Rate	7.3%		7.3%		7.3%

Escrow Receivables	$5,937	Adjusted Net Asset Approach	Discount to Net Asset Value	6.0%		6.0%		6.0%

Total	$453,360

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

For the Six Month Period Ended April 30, 2015

During the six month period ended April 30, 2015, the Company made four new investments, committing capital totaling approximately $39.8 million.  The investments were made in RXInnovations, Inc. (“RX”) ($10.3 million), Agri-Carriers Group, Inc. (“Agri-Carriers”) ($11.8 million), Legal Solutions Holdings, Inc. (“Legal Solutions”) ($8.7 million) and The Results Companies, LLC (“Results Companies”) ($9.0 million).

On November 26, 2014, Summit Research Labs, Inc. repaid its second lien loan in full including all accrued interest totaling approximately $25.7 million.

On December 31, 2014, the Company received distributions totaling $388,000 from the PE Fund which was treated as a return of capital.

On April 20, 2015, Biovation Acquisition Company (“BAC”) credit purchased the assets of Biovation.  The Company received 90 shares of class B non-voting common stock in BAC as part of the transaction and realized a loss on Biovation of approximately $2.2 million.

During the six month period ended April 30, 2015, Custom Alloy Corporation (“Custom Alloy”) made principal payments totaling $3.5 million on its unsecured subordinated loan.  The balance of the loan at April 30, 2015 was $3.0 million.

During the quarter ended January 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in Foliofn, Inc. (“Foliofn”) preferred stock by $109,000, Turf Products, LLC (“Turf”) loan by approximately $2,000, RuMe Inc. (“RuMe”) series C preferred stock by $800,000 and series B preferred stock by $200,000, Advantage Insurance Holdings LTD (“Advantage”) preferred stock by $20,000, Biogenic Reagents (“Biogenic”) warrant and senior convertible note by a net total of approximately $28,000 and U.S. Spray Drying Holding Company (“SCSD”) common stock by $387,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s Seafood International, LLC (“Morey’s”), and U.S. Gas & Electric, Inc. (“U.S. Gas”) were due to the capitalization of PIK interest totaling $436,878.  The Valuation Committee also increased the fair value of the Ohio Medical Corporation (“Ohio Medical”) series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $759,000, Custom Alloy second lien loan by approximately $84,000, NPWT Corporation (“NPWT”) common stock by $2,000 and preferred stock by $36,000, SIA Tekers Invest (“Tekers”) common stock by $170,000, PrePaid Legal Services, Inc. (“Prepaid Legal”) loan by $100,000, Centile Holdings B.V. (“Centile”) equity interest by $538,000, Biovation Holdings Inc. (“Biovations”) loan by approximately $716,000, Velocitius B.V. (“Velocitius”) equity interest by approximately $1.1 million, Security Holdings B.V. (“Security Holdings”) equity interest by $1.1 million, JSC Tekers Holdings (“JSC Tekers”) preferred stock by approximately $599,000, MVC Automotive Group B.V. (“MVC Automotive”) equity interest by approximately $5.9 million, SGDA Europe B.V. (“SGDA Europe”) equity interest by approximately $749,000 and Inland Environmental & Remediation LP (“Inland”) warrant by approximately $700,000.

During the quarter ended April 30, 2015, the Valuation Committee increased the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $610,000, Turf loan by approximately $2,000, JSC Tekers preferred stock by $5,000, Biogenic warrant and senior convertible note by a total of approximately $852,000, MVC Automotive equity interest by $246,000 and RuMe series C preferred stock by approximately $558,000 and series B preferred stock by $142,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, and U.S. Gas were due to the capitalization of PIK interest totaling $501,906.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.2 million due to a PIK distribution, which was treated as a return of capital. The Valuation Committee also decreased the fair value of the Company’s investments in Custom Alloy second lien loan by approximately $11,000, Foliofn, Inc. preferred stock by $82,000, NPWT common stock by $1,000 and preferred stock by $12,000, Tekers common stock by $21,000, Centile equity interest by $98,000, Morey’s second lien loan by approximately $253,000, Advantage preferred stock by approximately $28,000, Velocitius equity interest by $899,000, Biovations loan by approximately $2.7 million, SGDA Europe equity interest by approximately $1.3 million, Security Holdings equity interest by $850,000, Ohio Medical series A preferred stock by $10.5 million and the Inland loan by approximately $1.4 million.

During the six month period ended April 30, 2015, the Valuation Committee increased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by $27,000, Turf loan by approximately $4,000, Biogenic warrant and senior convertible note by a total of approximately $880,000, SCSD common stock by $387,000, and RuMe series C preferred stock by approximately $1.4 million and series B preferred stock by approximately $342,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, and U.S. Gas were due to the capitalization of PIK interest totaling $938,784.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $2.3 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $149,000, Custom Alloy second lien loan by approximately $95,000, NPWT common stock by $3,000 and preferred stock by $48,000, Tekers common stock by $191,000, PrePaid Legal loan by $100,000, Centile equity interest by $636,000, Biovations loan by approximately $3.4 million, Advantage preferred stock by approximately $8,000, Morey’s second lien loan by approximately $253,000, Velocitius equity interest by $2.0 million, JSC Tekers preferred stock by $594,000, Security Holdings equity interest by $2.0 million, SGDA Europe equity interest by approximately $2.1 million, Ohio Medical series A preferred stock by $10.5 million, MVC Automotive equity interest by $5.6 million and Inland warrant by approximately $700,000 and loan by approximately $1.4 million.

At April 30, 2015, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $434.3 million with a cost basis of $449.6 million.  At April 30, 2015, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $428.4 million and $425.8 million, respectively.  At October 31, 2014, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $447.6 million with a cost basis of $440.0 million.  At October 31, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.7 million and $416.2 million, respectively.

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

On June 30, 2014, the Company converted its Sanierungsgesellschaft fur Deponien und Altasten GmbH (“SGDA”) $6.5 million term loan and accrued interest of approximately $1.9 million to additional common equity interest in SGDA Europe.

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

9. Commitments and Contingencies

Commitments of the Company:

At April 30, 2015 and October 31, 2014, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at April 30, 2015
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2014
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At April 30, 2015 and October 31, 2014, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at April 30, 2015
MVC Automotive	$4.5 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$5.5 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2014
MVC Automotive	$5.0 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$6.0 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At April 30, 2015, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be -$67,000 or negative $67,000.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee did not have an outstanding balance as of April 30, 2015.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $4.5 million at April 30, 2015) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of April 30, 2015 is approximately 6.2 million Euro (equivalent to approximately $7.0 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of -$67,000 or negative $67,000 as of April 30, 2015.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of April 30, 2015, $14.6 million of the Company’s commitment has been contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A. (equivalent to approximately $5.6 million at April 30, 2015), which is classified as restricted cash on the Company’s consolidated balance sheet.  This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, the Company pledged its common stock and series A convertible preferred stock of Ohio Medical to collateralize a loan made to Ohio Medical by another financial institution.  On June 27, 2013, the Company pledged its series C convertible preferred stock of Ohio Medical to further collateralize the same third party loan made to Ohio Medical in 2011.

On April 17, 2014, the Company loaned $13.0 million of its $15.0 million commitment to Inland in the form of a senior secured loan with a cash interest rate of 12% and a maturity date of April 17, 2019.  The Company also received warrants for shares of common stock in Inland and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On May 19, 2014, the Company loaned the remaining $2.0 million to Inland.  The total amount outstanding as of April 30, 2015 is $15.0 million.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of April 30, 2015, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $115.6 million. The market value of the Senior Notes is based on the closing price of the security as of April 30, 2015 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). At October 31, 2013, the balance of Credit Facility II was $50.0 million.  On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  Credit Facility II was renewed and will now expire on October 31, 2015, at which time all outstanding amounts under it will be due and payable.  During the six month period ended April 30, 2015, the Company’s net repayments on Credit Facility II were $5.0 million, resulting in an outstanding balance of $95.0 million at April 30, 2015.  Credit Facility II will be used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

On December 30, 2014, the Company entered into a 6 month, $25.0 million bridge loan (“Bridge Loan”) with Firstrust Bank, initially borrowing approximately $15.9 million.  Prior to maturity, the Bridge Loan was extended to October 31, 2015.  During the six month period ended April 30, 2015, the Company made principal payments totaling $3.5 million, resulting in an outstanding balance of approximately of $12.5 million.  Borrowings under the Bridge Loan will bear interest at 5%.  The Company paid closing fees, legal and other costs associated with the transaction.  These costs will be amortized over the life of the Bridge Loan.  See Note 16 Subsequent Events for additional information.

The Company enters into contracts with Portfolio Companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Derivative Instruments

The Company may enter into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.  Certain information related to the Company’s derivative financial instrument is presented below as of April 30, 2015.

						Net Amount of
				Gross Amount of	Gross Amount Offset	Assets in the Balance	Balance Sheet
Description	Notional Amount		Maturity Date	Recognized Asset	in the Balance Sheet	Sheet	Location
Foreign currency forward contract	EUR	8,600,000	5/29/2015	$9,305,200	$(9,652,640)	$(347,440)	Liabilities

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

On various dates, TTG Advisers and the Company entered into annual agreements to extend the expense cap of 3.5% to the 2011, 2012, 2013 and 2014 fiscal years (“Expense Limitation Agreement”).  The Company and the Adviser have agreed to continue the expense cap into fiscal year 2015, though they have modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)  The amount of any payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund was excluded from the calculation of the Company’s expense ratio under the Expense Limitation Agreement.  In addition, for fiscal years 2010 through 2015, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers also voluntarily agreed that any assets of the Company that are invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  See Note 16 Subsequent Events for additional information.

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

At October 31, 2014, the provision for estimated incentive compensation was approximately $14.7 million.  During the six month period ended April 30, 2015, this provision for incentive compensation was decreased by a net amount of approximately $5.5 million to approximately $9.2 million.  The net decrease in the provision for incentive compensation during the six month period ended April 30, 2015 primarily reflects the Valuation Committee’s determination to decrease the fair values of sixteen of the Company’s portfolio investments (NPWT, Custom Alloy, Tekers, PrePaid Legal, Centile, Biovation, Inland, MVC Automotive, Ohio Medical, SGDA Europe, Security Holdings, JSC Tekers, Advantage, Morey’s, Velocitius and Equus) by a total of approximately $30.8 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of four of the Company’s portfolio investments (Turf, RuMe, Biogenic, and SCSD) by a total of approximately $3.0 million and the reversal of the unrealized depreciation on the Biovation loan which resulted in a realized loss of approximately $2.2 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $2.3 million due to a PIK distribution, which was treated as a return of capital.  For the six month period ended April 30, 2015, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

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

12. Tax Matters

On October 31, 2014, the Company did not have a net capital loss carryforward. The Company had approximately $17.9 million in unrealized losses associated with Legacy Investments as of April 30, 2015.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the six month period ended April 30, 2015, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2011 through 2015 for the Company and MVCFS remain subject to examination by the IRS.

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

For the Quarter Ended April 30, 2015

On April 17, 2015, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on April 30, 2015 to shareholders of record on April 27, 2015. The total distribution amounted to $3,064,881.

During the quarter ended April 30, 2015, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 5,855 shares of our common stock at an average price of $9.92, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

SHARE REPURCHASE PROGRAM

On April 3, 2013 the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following table represents purchases made under our stock repurchase program for the fiscal year ended October 31, 2014.  There were no repurchases made during the six month period ended April 30, 2015.

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

The following table presents book basis segment data for the six month period ended April 30, 2015:

	MVC	MVCFS	Consolidated

Interest and dividend income	$9,075,324	$45	$9,075,369
Fee income	—	524,167	524,167
Fee income - asset management	—	529,784	529,784

Total operating income	9,075,324	1,053,996	10,129,320

Total operating expenses	2,799,565	3,609,060	6,408,625
Less: Waivers by Adviser	(75,000)	—	(75,000)
Total net operating expenses	2,724,565	3,609,060	6,333,625

Net operating income (loss) before taxes	6,350,759	(2,555,064)	3,795,695

Tax expense	—	878	878
Net operating income (loss)	6,350,759	(2,555,942)	3,794,817

Net realized loss on investments	(2,120,945)	—	(2,120,945)
Net unrealized depreciation on investments	(23,235,736)	5,745	(23,229,991)

Net decrease in net assets resulting from operations	$(19,005,922)	$(2,550,197)	$(21,556,119)

15. Significant Subsidiaries

We have determined that for the six month period ended April 30, 2015, MVC Automotive and Ohio Medical, unconsolidated portfolio companies, have met the conditions of significant subsidiaries. The financial information presented below includes summarized balance sheets as of March 31, 2015 (the last fiscal quarter-end prior to April 30, 2015 for each of these companies) and income statements for the period October 1, 2014 to March 31, 2015.  The comparative financial information for the corresponding prior periods for MVC Automotive is not presented because historical financial information prepared in accordance with US GAAP is not readily available for the foreign portfolio company.  The financial information below is based on unaudited financial statements and has been prepared and furnished by MVC Automotive / Ohio Medical and not the Company.

Balance Sheet	Ohio Medical	MVC Automotive	Ohio Medical
All numbers in thousands	As of March 31, 2015	As of March 31, 2015	As of March 31, 2014

Assets:
Total current assets	$20,554	$49,716	$20,477
Total non-current assets	100,272	30,240	105,550
Total Assets	$120,826	$79,956	$126,027

Liabilities and Shareholders Equity:
Current Liabilities	$9,069	$58,559	$9,925
Long-term liablities	47,681	18,922	52,932
Shareholders Equity	64,076	2,475	63,170
Total Liablities and Shareholders Equity	$120,826	$79,956	$126,027

	Ohio Medical	MVC Automotive	Ohio Medical
	For the Period from	For the Period from	For the Period from
Income Statement	October 1, 2014 to	October 1, 2014 to	October 1, 2013 to
All numbers in thousands	March 31, 2015	March 31, 2015	March 31, 2014

Net Sales & Revenue	$26,700	$84,299	$24,057
Cost of Sales	13,717	79,892	13,356
Gross Margin	12,983	4,407	10,701
Operating Expenses	9,006	9,256	7,809
Operating Income	3,977	(4,849)	2,892
Income Tax (Benefit)	566	(229)	307
Interest Expense	2,272	879	2,691
Other Expenses (Income), Net	300	(324)	606
Net Income (Loss)	$839	$(5,175)	$(712)

16. Subsequent Events

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

Selected Consolidated Financial Data

	For the Six Month Period	For the Six Month Period	Year Ended
	Ended April 30, 2015	Ended April 30, 2014	October 31, 2014
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$9,075	$7,786	$15,311
Fee income	524	922	1,562
Fee income - asset management	530	1,213	1,910
Other income	—	554	1,033

Total operating income	10,129	10,475	19,816

Expenses:
Management fee	4,046	4,417	8,681
Portfolio fees - asset management	391	447	986
Management fee - asset management	(2)	463	354
Administrative	2,484	1,634	3,672
Interest and other borrowing costs	5,071	4,661	9,442
Net Incentive compensation (Note 11)	(5,582)	(2,979)	(4,750)

Total operating expenses	6,408	8,643	18,385

Voluntary Expense Waiver by Adviser	(75)	(75)	(150)

Total waiver by adviser	(75)	(75)	(150)

Total net operating expenses	6,333	8,568	18,235

Net operating income before taxes	3,796	1,907	1,581

Tax expense, net	1	1	2

Net operating income	3,795	1,906	1,579

Net realized and unrealized (loss) gain:
Net realized (loss) gain on investments	(2,121)	485	16,520
Net change in unrealized (depreciation) appreciation on investments	(23,230)	(13,357)	(37,941)

Net realized and unrealized loss on investments	(25,351)	(12,872)	(21,421)

Net decrease in net assets resulting from operations	$(21,556)	$(10,966)	$(19,842)

Per Share:
Net (decrease) increase in net assets per share resulting from operations	$(0.95)	$(0.49)	$(0.88)
Dividends per share	$0.270	$0.270	$0.540
Balance Sheet Data:
Portfolio at value	$434,322	$447,423	$447,630
Portfolio at cost	449,629	414,901	439,970
Total assets	551,986	592,923	577,713
Shareholders’ equity	316,213	356,925	343,903
Shareholders’ equity per share (net asset value)	$13.93	$15.89	$15.15
Common shares outstanding at period end	22,703	22,464	22,703
Other Data:
Number of Investments funded in period	4	6	24
Investments funded ($) in period	$40,137	$36,466	$103,671
Repayment/sales in period	29,019	85,974	62,508
Net investment activity in period	11,118	(49,508)	41,163

	2015		2014				2013
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)

Quarterly Data (Unaudited):

Total operating income	5,273	4,856	4,325	5,016	5,862	4,613	4,469	7,245	6,663	6,386

Management fee	2,066	1,980	2,121	2,144	2,227	2,189	2,109	1,986	1,758	1,979
Portfolio fees - asset management	187	204	386	153	341	106	105	103	103	106
Management fee - asset management	(18)	16	(126)	17	231	232	233	232	232	232
Administrative	1,325	1,159	942	1,095	727	908	1,024	897	902	890
Interest, fees and other borrowing costs	2,616	2,455	2,355	2,426	2,406	2,255	2,254	2,115	1,418	937
Net Incentive compensation	(3,462)	(2,120)	(2,339)	568	(3,414)	435	2,248	3,674	794	(2,888)
Total waiver by adviser	(37)	(38)	(37)	(38)	(37)	(38)	(37)	(38)	(37)	(38)
Tax expense	1	—	—	1	—	1	1	1	1	1
Net operating (loss) income before net realized and unrealized gains	2,595	1,200	1,023	(1,350)	3,381	(1,475)	(3,468)	(1,725)	1,492	5,167
Net increase (decrease) in net assets resulting from operations	(11,813)	(9,743)	(10,614)	1,738	(12,651)	1,685	4,319	17,081	7,143	(9,273)
Net increase (decrease) in net assets resulting from operations per share	(0.52)	(0.43)	(0.46)	0.07	(0.57)	0.08	0.16	0.74	0.30	(0.38)
Net asset value per share	13.93	14.58	15.15	15.75	15.89	16.57	16.63	16.57	15.84	15.62

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2014, the Company made four new investments and made 20 follow-on investments in 13 existing portfolio companies committing a total of $105.8 million of capital to these investments.  During the six month period ended April 30, 2015, the Company made four new investments committing capital totaling $39.8 million.

The Company’s prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of April 30, 2015, approximately 1.1% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

OPERATING INCOME

For the Six Month Period Ended April 30, 2015 and 2014. Total operating income was $10.1 million and $10.5 million for the six month period ended April 30, 2015 and 2014, respectively, a decrease of approximately $400,000.

For the Six Month Period Ended April 30, 2015

Total operating income was $10.1 million for the six month period ended April 30, 2015. The decrease in operating income over the same period last year was primarily due to a decrease in fee income from asset management of the PE Fund and its portfolio companies and fee income from the Company’s portfolio companies.  The main component of operating income for the six month period ended April 30, 2015 was interest earned on loans.  The Company earned approximately $9.1 million in interest and dividend income from investments in portfolio companies.  Of the $9.1 million recorded in interest/dividend income, approximately $2.1 million was “payment in kind”/deferred interest.  The “payment in kind”/deferred interest are computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 9.75% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $530,000 and fee income from the Company’s portfolio companies of approximately $524,000, totaling approximately $1.1 million.  Of the $530,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Six Month Period Ended April 30, 2015 and 2014.  Operating expenses, net of Voluntary Waivers, were approximately $6.3 million and $8.6 million for the six month period ended April 30, 2015 and 2014, respectively, a decrease of approximately $2.3 million.

For the Six Month Period Ended April 30, 2015

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $6.3 million or 3.87% of the Company’s average net assets, when annualized, for the six month period ended April 30, 2015.  Significant components of operating expenses for the six month period ended April 30, 2015 were management fee expense paid by the Company of approximately $4.0 million and interest and other borrowing costs of approximately $5.1 million.

The approximately $2.3 million decrease in the Company’s net operating expenses for the six month period ended April 30, 2015 compared to the six month period ended April 30, 2014, was primarily due to the approximately $2.6 million decrease in the estimated provision for incentive compensation expense, which was partially offset by an increase in interest and other borrowing costs of approximately $409,000.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or

TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2015 fiscal year, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers voluntarily agreed that any assets of the Company that were invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  The Company and the Adviser have agreed to continue the expense cap of 3.5% (on consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets)  into fiscal year 2015, though they have modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)   Under the Modified Methodology, for the six month period ended April 30, 2015, the Company’s expense ratio was 3.07%, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the six month period ended April 30, 2015, the provision for incentive compensation was decreased by a net amount of approximately $5.5 million to approximately $9.2 million.  The net decrease in the provision for incentive compensation during the six month period ended April 30, 2015 primarily reflects the Valuation Committee’s determination to decrease the fair values of sixteen of the Company’s portfolio investments (NPWT, Custom Alloy, Tekers, PrePaid Legal, Centile, Biovation, Inland, MVC Automotive, Ohio Medical, Security Holdings, SGDA Europe, JSC Tekers, Advantage, Morey’s, Velocitius and Equus) by a total of approximately $30.8 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of four of the Company’s portfolio investments (Turf, RuMe, Security Holdings, Biogenic, and SCSD) by a total of approximately $3.0 million and the reversal of the unrealized depreciation on the Biovation loan which resulted in a realized loss of approximately $2.2 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $2.3 million due to a PIK distribution, which was treated as a return of capital.  For the six month period ended April 30, 2015, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information.

For the Six Month Period Ended April 30, 2014

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $8.6 million or 4.68% of the Company’s average net assets, when annualized, for the six month period ended April 30, 2014.  Significant components of operating expenses for the six month period ended April 30, 2014 were management fee expense paid by the Company of approximately $4.4 million and interest and other borrowing costs of approximately $4.7 million.

The approximately $2.3 million decrease in the Company’s net operating expenses for the six month period ended April 30, 2014 compared to the six month period ended April 30, 2013, was primarily due to the approximately $5.2 million decrease in the estimated provision for incentive compensation expense, which was partially offset by an increase in interest and other borrowing costs of approximately $2.3 million and an increase in the Company’s management fee expense of approximately $471,000.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2014 fiscal year, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers voluntarily agreed that any assets of the Company that were invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  The Company and the Adviser have agreed to continue the expense cap into fiscal year 2014, though they may determine to revise the present calculation methodology later in the year.  For fiscal year 2013 and the six month period ended April 30, 2014, the Company’s expense ratio was 3.03% and 3.26%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the six month period ended April 30, 2014, the provision for incentive compensation was decreased by a net amount of approximately $3.0 million to approximately $16.5 million.  The net decrease in the provision for incentive compensation during the six month period ended April 30, 2014 reflects the Valuation Committee’s determination to decrease the fair values of eight of the Company’s portfolio investments (MVC Automotive, G3K, NPWT, U.S. Gas, Velocitius, Octagon, Tekers and Turf) by a total of approximately $26.9 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of eight of the Company’s portfolio investments (Custom Alloy, Security Holdings, SGDA Europe, PrePaid Legal, Centile, Freshii, Biovation and Vestal) by a total of approximately $9.6 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.9 million due to a PIK distribution, which was treated as a return of capital.  For the six month period ended April 30, 2014, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information.

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Six Month Period Ended April 30, 2015 and 2014.  Net realized losses for the six month period ended April 30, 2015 were approximately $2.1 million and net realized gains for the six month period ended April 30, 2014 were approximately $485,000, respectively, a decrease of approximately $2.6 million.

For the Six Month Period Ended April 30, 2015

Net realized losses for the six month period ended April 30, 2015 were approximately $2.1 million.  The main component of the Company’s net realized losses for the six month period ended April 30, 2015 was primarily due to the net realized loss of $2.2 million on the sale of the Biovation loans when BAC credit purchased the assets of Biovation.

During the six month period ended April 30, 2015, the Company also recorded net realized gains of approximately $44,000 with the sale of its short-term investments.

For the Six Month Period Ended April 30, 2014

Net realized gains for the six month period ended April 30, 2014 were approximately $485,000.  The main components of the Company’s net realized gains for the six month period ended April 30, 2014 were primarily due to the $446,000 realized gain from a prior year tax refund received by Summit, which was distributed to the Company, and the Company’s realized gains on short-term investments.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Six Month Period Ended April 30, 2015 and 2014.  The Company had a net change in unrealized depreciation on portfolio investments of approximately $23.2 million and $13.4 million for the six month period ended April 30, 2015 and 2014, respectively, a net increase of approximately $9.8 million.

For the Six Month Period Ended April 30, 2015

The Company had a net change in unrealized depreciation on portfolio investments of approximately $23.2 million for the six month period ended April 30, 2015.  The change in unrealized depreciation for the six month period ended April 30, 2015 primarily resulted from the Valuation Committee’s decision to decrease the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $149,000, Custom Alloy second lien loan of approximately $95,000, NPWT common stock by $3,000 and preferred stock by $48,000, Tekers common stock by $191,000,  PrePaid Legal loan by $100,000,  Centile equity interest by $636,000,  Biovations loan by approximately $3.4 million,  Advantage preferred stock by approximately $8,000, Morey’s second lien loan by approximately $253,000,  Velocitius equity interest by $2.0 million, JSC Tekers preferred stock by $594,000, SGDA Europe equity interest by approximately $2.1 million, Security Holdings equity interest by $2.0 million, Ohio Medical series A preferred stock by $10.5 million, MVC Automotive equity interest by $5.6 million and Inland warrant by approximately $700,000 and loan by approximately $1.4 million.  These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the Company’s investments in Foliofn, Inc. preferred stock by $27,000, Turf loan by approximately $4,000, Biogenic warrant and senior convertible note by a total of approximately $880,000, SCSD common stock by $387,000, and RuMe series C preferred stock by approximately $1.4 million and series B preferred stock by approximately $342,000 and the reversal of the unrealized depreciation on the Biovation loan which resulted in a realized loss of approximately $2.2 million.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Inland and U.S. Gas were due to the capitalization of PIK interest totaling $938,784.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $2.3 million due to a PIK distribution, which was treated as a return of capital.

For the Six Month Period Ended April 30, 2014

The Company had a net change in unrealized depreciation on portfolio investments of approximately $13.4 million for the six month period ended April 30, 2014.  The change in unrealized depreciation for the six month period ended April 30, 2014 primarily resulted from the Valuation Committee’s decision to decrease the fair value of the Company’s investments in Foliofn, Inc. preferred stock by approximately $964,000, MVC Automotive equity interest by approximately $6.7 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $3,000 and preferred stock by approximately $36,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $2.5 million, Biovation bridge loan by approximately $122,000,  Octagon equity interest by approximately

$20,000, Tekers common stock by $5,000 and the Turf guarantee by $92,000.  These changes in unrealized depreciation were partially off-set by the Valuation Committee determinations to increase the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $12,000 and series B preferred stock by approximately $2.7 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $3.1 million, Security Holdings equity interest by $118,000, SGDA Europe equity interest by approximately $538,000, PrePaid Legal loan by $100,000, Centile equity interest by $28,000, Freshii warrant by approximately $23,000, Biovation warrants by $162,000 and Vestal common stock by $3.0 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.9 million due to a PIK distribution, which was treated as a return of capital.  The reclassification from unrealized depreciation to a realized loss of $180,000 caused by the dissolution of BPC II, LLC was also a component in the change in unrealized depreciation.

PORTFOLIO INVESTMENTS

For the Six Month Period Ended April 30, 2015 and the Year Ended October 31, 2014.  The cost of the portfolio investments held by the Company at April 30, 2015 and at October 31, 2014 was $449.6 million and $440.0 million, respectively, an increase of $9.6 million.  The aggregate fair value of portfolio investments at April 30, 2015 and at October 31, 2014 was $434.3 million and $447.6 million, respectively, a decrease of $13.3 million.  The Company held unrestricted cash, cash equivalents and restricted cash equivalents at April 30, 2015 and at October 31, 2014 of $15.2 million and $23.4 million, respectively, a decrease of approximately $8.2 million.  The Company held no short-term investments at April 30, 2015 and at October 31, 2014 held short-term investments with a cost and fair value of approximately $100.0 million and approximately $99.9 million, respectively.

For the Six Month Period Ended April 30, 2015

During the six month period ended April 30, 2015, the Company made four new investments, committing capital totaling approximately $39.8 million.  The investments were made in RX ($10.3 million), Agri-Carriers ($11.8 million), Legal Solutions ($8.7 million) and Results Companies ($9.0 million).

On November 26, 2014, Summit Research Labs, Inc. repaid its second lien loan in full including all accrued interest totaling approximately $25.7 million.

On December 31, 2014, the Company received distributions totaling $388,000 from the PE Fund which was treated as a return of capital.

On April 20, 2015, BAC credit purchased the assets of Biovation.  The Company received 90 shares of class B non-voting common stock in BAC as part of the transaction and realized a loss on Biovation of approximately $2.2 million.

During the six month period ended April 30, 2015, Custom Alloy made principal payments totaling $3.5 million on its unsecured subordinated loan.  The balance of the loan at April 30, 2015 was $3.0 million.

During the quarter ended January 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in Foliofn, preferred stock by $109,000, Turf loan by approximately $2,000, RuMe series C preferred stock by $800,000 and series B preferred stock by $200,000, Advantage preferred stock by $20,000, Biogenic warrant and senior convertible note by a net total of approximately $28,000 and SCSD common stock by $387,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, and U.S. Gas were due to the capitalization of PIK interest totaling $436,878.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $759,000, Custom Alloy second lien loan by approximately $84,000, NPWT common stock by $2,000 and preferred stock by $36,000, Tekers common stock by $170,000,  PrePaid Legal loan by $100,000,  Centile equity interest by $538,000,  Biovation loan by approximately $716,000, Velocitius equity interest by approximately $1.1 million, Security Holdings equity interest by $1.1 million, JSC Tekers preferred stock by approximately $599,000, MVC Automotive equity interest by approximately $5.9 million, SGDA Europe equity interest by approximately $749,000 and Inland warrant by approximately $700,000.

During the quarter ended April 30, 2015, the Valuation Committee increased the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $610,000, Turf loan by approximately $2,000, JSC Tekers preferred stock by $5,000, Biogenic warrant and senior convertible note by a total of approximately $852,000, MVC Automotive equity interest by $246,000 and RuMe series C preferred stock by approximately $558,000 and series B preferred stock by $142,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, and U.S. Gas were due to the capitalization of PIK interest totaling $501,906.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.2 million due to a PIK distribution, which was treated as a return of capital. The Valuation Committee also decreased the fair value of the Company’s investments in Custom Alloy second lien loan by approximately $11,000, Foliofn, Inc. preferred stock by $82,000, NPWT common stock by $1,000 and preferred stock by $12,000, Tekers common stock by $21,000, Centile equity interest by $98,000, Morey’s second lien loan by approximately $253,000, Advantage preferred stock by approximately $28,000, Velocitius equity interest by $899,000, Biovations loan by approximately $2.7 million, SGDA Europe equity interest by $1.3 million, Security Holdings equity interest by $850,000, Ohio Medical series A preferred stock by $10.5 million and the Inland loan by approximately $1.4 million.

During the six month period ended April 30, 2015, the Valuation Committee increased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by $27,000, Turf loan by approximately $4,000, Biogenic warrant and senior convertible note by a total of approximately $880,000, SCSD common stock by $387,000, and RuMe series C preferred stock by approximately $1.4 million and series B preferred stock by approximately $342,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, and U.S. Gas were due to the capitalization of PIK interest totaling $938,784.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $2.3 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $149,000, Custom Alloy second lien loan by approximately $95,000, NPWT common stock by $3,000 and preferred stock by $48,000, Tekers common stock by $191,000,  PrePaid Legal loan by $100,000,  Centile equity interest by $636,000,  Biovations loan by approximately $3.4 million,  Advantage preferred stock by approximately $8,000, Morey’s second lien loan by approximately $253,000,  Velocitius equity interest by $2.0 million, JSC Tekers preferred stock by $594,000, SGDA Europe equity interest by approximately $2.1 million, Security Holdings equity interest by $2.0 million, Ohio Medical series A preferred stock by $10.5 million, MVC Automotive equity interest by $5.6 million and Inland warrant by approximately $700,000 and loan by approximately $1.4 million.

At April 30, 2015, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $434.3 million with a cost basis of $449.6 million.  At April 30, 2015, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $428.4 million and $425.8 million, respectively.  At October 31, 2014, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $447.6 million with a cost basis of $440.0 million.  At October 31, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.7 million and $416.2 million, respectively.

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

On June 30, 2014, the Company converted its Sanierungsgesellschaft fur Deponien und Altasten GmbH (“SGDA”) $6.5 million term loan and accrued interest of approximately $1.9 million to additional common equity interest in SGDA Europe.

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

Portfolio Companies

During the six month period ended April 30, 2015, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2014 and April 30, 2015, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million.  The investment has been fair valued at $0.

Advantage Insurance Holdings

Advantage, Cayman Islands, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2014, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock with a cost basis of $7.5 million and a fair value of approximately $7.7 million.

During the six month period ended April 30, 2015, the Valuation Committee decreased the fair value of the preferred stock by $8,000.

At April 30, 2015, the 750,000 shares of preferred stock had a cost basis of $7.5 million and a fair value of approximately $7.7 million.

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

At April 30, 2015, the Company’s investment in Agri-Carriers consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $11.8 million.  The decrease in cost basis of the loan is due to the amortization of loan origination costs.

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

During the six month period ended April 30, 2015, the Valuation Committee decreased the fair value of the senior convertible note by approximately $242,000 and increased the fair value of the warrant by approximately $1.1 million.

At April 30, 2015, the Company’s loans had a combined outstanding balance and cost basis of approximately $14.3 million and a combined fair value of approximately $14.3 million.  The warrant has a fair value of approximately $1.1 million.  The increase in cost and fair value of the loans is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

Biovation Acquisition Co.

BAC, Montgomery, Minnesota, is a manufacturer and marketer of environmentally friendly, organic and sustainable laminate materials and composites.

On April 20, 2015, BAC credit purchased the assets of Biovation.  The Company received 90 shares of class B non-voting common stock in BAC as part of the transaction.

At April 30, 2015, the Company’s investment consisted of 90 shares of class B non-voting common stock with cost basis and fair value of approximately $535,000.

Biovation Holdings Inc.

Biovation, Montgomery, Minnesota, was a manufacturer and marketer of environmentally friendly, organic and sustainable laminate materials and composites.

At October 31, 2014, the Company’s investment in Biovation consisted of a bridge loan with an annual interest of 12% and had a maturity date of October 31, 2014.  The loan had an outstanding balance and cost basis of approximately $3.8 million and a fair value of approximately $3.4 million.  The warrants had a cost of $398,000 and a fair value of $0.

On April 20, 2015, BAC credit purchased the assets of Biovation.  The Company received 90 shares of class B non-voting common stock in BAC as part of the transaction and realized a loss of approximately $2.2 million.

During the six month period ended April 30, 2015, the Valuation Committee decreased the fair value of the loan by approximately $3.4 million.

At April 30, 2015, the Company’s investment consisted of a bridge loan with an outstanding balance and cost basis of approximately $1.1 million and a fair value of $0.  The warrants had a cost of $398,000 and a fair value of $0.  The Company reserved in full against all of the accrued interest starting August 1, 2014.

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

During the six month period ended April 30, 2015, the Valuation Committee decreased the fair value of the common equity interest by approximately $636,000.

At April 30, 2015, the Company’s investment in Centile consisted of common equity interest at a cost of $3.3 million and a fair value of approximately $4.4 million.

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

During the six month period ended April 30, 2015, Custom Alloy made principal payments totaling $3.5 million on its unsecured subordinated loan.

During the six month period ended April 30, 2015, the Valuation Committee decreased the fair value of the second lien loan by approximately $95,000.

At April 30, 2015, the Company’s investment in Custom Alloy consisted of an unsecured subordinated loan with a cost basis, outstanding balance and fair value of approximately $3.0 million and a second lien loan with a cost basis and outstanding balance of approximately $23.4 million and a fair value of approximately $23.3 million.  The increase in cost and fair value of the loans is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

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

At April 30, 2015, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $8.6 million.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2014, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $5.9 million.

During the six month period ended April 30, 2015, the Valuation Committee increased the fair value of the preferred stock by approximately $27,000.

At April 30, 2015, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.9 million.

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

At October 31, 2014, and April 30, 2015, the Company’s investment in G3K consisted of a senior loan with an outstanding balance and cost basis of $5.6 million and a fair value of $0.  The senior loan has an interest rate of 13% and a maturity date of April 11, 2019.  The Company has reserved in full against all of the accrued interest starting April 14, 2014.

Harmony Health & Beauty, Inc.

HH&B, Purchase, New York, purchased the assets of Harmony Pharmacy on November 30, 2010, during a public UCC sale for approximately $6.4 million.  HH&B was a distributor of health and beauty products.  The Company’s initial investment consisted of 100,010 shares of common stock.

At October 31, 2014 and April 30, 2015, the Company’s investment in HH&B consisted of 147,621 shares of common stock with a cost of $6.7 million and fair value of $0.

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

During the six month period ended April 30, 2015, the Valuation Committee decreased the fair value of the warrant by $713,000 and the senior secured loan by approximately $1.4 million.

At April 30, 2015, the Company’s investment in Inland consisted of a senior secured loan with an outstanding balance of $15.0 million, a cost basis of $14.4 million and a fair value of approximately $13.0 million.  The warrants had a cost basis of $713,000 and a fair value of $0.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2014, the Company’s investment in JSC Tekers consisted of preferred equity with a cost basis of $11.8 million and a fair value of $6.2 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $4,200.

During the six month period ended April 30, 2015, the Valuation Committee decreased the fair value of the preferred stock by approximately $594,000.

At April 30, 2015, the Company’s investment in JSC Tekers consisted of preferred equity with a cost basis of $11.8 million and a fair value of $5.6 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $4,200.

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

At April 30, 2015, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $8.7 million.  The decrease in cost basis of the loan is due to the amortization of loan origination costs.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, develops and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2014 and April 30, 2015, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

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

During the six month period ended April 30, 2015, the Valuation Committee decreased the fair value of the loan by approximately $253,000.

At April 30, 2015, the loan had an outstanding balance and cost basis of $15.6 million and a fair value of $15.6 million.  The increase in cost and fair value of the loan is due to the capitalization of PIK interest.  The increase in the fair value due to the capitalization of PIK interest was approved by the Company’s Valuation Committee.

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

During the six month period ended April 30, 2015, the Valuation Committee decreased the fair value of the equity interest by approximately $5.6 million.

At April 30, 2015, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $45.7 million and a fair value of approximately $15.9 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $4.5 million at April 30, 2015.  This guarantee was taken into account in the valuation of MVC Automotive.

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

During the six month period ended April 30, 2015, the Valuation Committee decreased the fair values of the limited partnership and general partnership interests totaling approximately $149,000.

At April 30, 2015, the limited partnership interest in the PE Fund had a cost of approximately $13.8 million and a fair value of approximately $19.8 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $353,000 and a fair value of approximately $500,000.  As of April 30, 2015, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc., Advanced Oilfield Services, LLC and AccuMed Corp.

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

During the six month period ended April 30, 2015, the Valuation Committee decreased the fair values of the common stock and preferred stock totaling approximately $51,000.

At April 30, 2015, the common stock had a cost basis of approximately $1.2 million and a fair value of $2,000.  The convertible preferred stock had a cost basis of $0 and a fair value of $33,000.

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

During the six month period ended April 30, 2015, the fair value of the series C convertible preferred stock was increased by approximately $2.3 million due to a PIK distribution, which was treated as a return of capital.

During the six month period ended April 30, 2015, the Valuation Committee decreased the fair values of the series A preferred stock by $10.5 million.

At April 30, 2015, the Company’s investment in Ohio Medical consisted of 8,512 shares of common stock with a cost basis of approximately $15.8 million and a fair value of $0, 31,346 shares of series A convertible preferred stock with a cost basis of $30.0 million and a fair value of $13.3 million and 9,927 shares of series C convertible preferred stock with a cost basis of $22.6 million and a fair value of $30.0 million.

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

During the six month period ended April 30, 2015, the Valuation Committee decreased the fair value of the loan by $100,000.

At April 30, 2015, the Company’s investment in Prepaid Legal consisted of a second lien loan, which was purchased at a discount.  The interest rate on the loan is the greater of LIBOR plus 8.50% with a LIBOR floor of 1.25% or the ABR plus 7.5% with an ABR floor of 2.25% per annum.  The loan matures on July 1, 2020.  The loan had an outstanding balance of $10.0 million, a cost basis of approximately $9.9 million and a fair value of $10.0 million.  The increase in the cost of the loan is due to the amortization of the original issue discount.

The Results Companies, LLC

The Results Companies, LLC (“Results Companies”), Fort Lauderdale, FL, is a leading business process outsourcing provider of customer management solutions.

On December 30, 2014, the Company invested $9.0 million in Results Companies in the form of a senior subordinated loan.  The loan bears annual interest at 15.5% and has a maturity date of July 1, 2016.

At April 30, 2015, the Company’s investment in Results Companies consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $9.0 million.  The decrease in cost basis of the loan is due to the amortization of loan origination costs.

RXInnovation, Inc.

RXInnovation, Inc. (“RXInnovation”), Fort Worth, TX, provides hardware and software products to pharmacies throughout the United States.

On December 30, 2014, the Company invested $10.3 million in RXInnovation in the form of a senior subordinated loan.  The loan bears annual interest at 16% and has a maturity date of March 1, 2017.

At April 30, 2015, the Company’s investment in RXInnovation consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $10.3 million.  The decrease in cost basis of the loan is due to the amortization of loan origination costs.

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

During the six month period ended April 30, 2015, the Valuation Committee increased the fair value of the series C preferred stock by $1.4 million and the Series B preferred stock by $342,000.

At April 30, 2015, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis and fair value of approximately $924,000, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.4 million and 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $5.6 million.

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

During the six month period ended April 30, 2015, the Valuation Committee decreased the fair value of the common equity interest by approximately $2.0 million.

At April 30, 2015, the Company’s common equity interest in Security Holdings had a cost basis of approximately $52.9 million and a fair value of approximately $48.6 million.

Christopher Sullivan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2014, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $10.0 million.

During the six month period ended April 30, 2015, the Valuation Committee decreased the fair value of the common equity interest by approximately $2.1 million.

At April 30, 2015, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $7.9 million.

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

During the six month period ended April 30, 2015, the Valuation Committee decreased the fair value of the common stock by approximately $191,000.

At April 30, 2015, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $1.0 million.  There was no balance on the guarantee for Tekers at April 30, 2015.  This guarantee was taken into account in the valuation of Tekers.

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

At April 30, 2015, the Company no longer held an investment in Summit.

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

During the six month period ended April 30, 2015, the Valuation Committee increased the fair value of the loan by approximately $4,000.

At April 30, 2015, the senior subordinated loan had an outstanding balance, cost basis and a fair value of approximately $3.9 million.  The membership interest had a cost of approximately $3.5 million and a fair value of approximately $4.0 million.  The warrants had a cost and fair value of $0 and the guarantee was fair valued at -$67,000 or negative $67,000.

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

At April 30, 2015, the loans had a combined outstanding balance, cost basis and a fair value of approximately $10.6 million.  The increases in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest.  The increase in the fair value was approved by the Company’s Valuation Committee.  The convertible Series I preferred stock had a fair value of approximately $83.7 million and a cost basis of $500,000 and the convertible Series J preferred stock had a cost basis and fair value of $0.

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

During the six month period ended April 30, 2015, the Valuation Committee increased the fair value of the common stock by $387,000.

At April 30, 2015, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $5.9 million.  The secured loan had an outstanding balance, cost basis and fair value of $1.5 million.

Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of SCSD.

Velocitius B.V.

Velocitius, a Netherlands based holding company, manages wind farms based in Germany through operating subsidiaries.

At October 31, 2014, the Company’s investment in Velocitius consisted of an equity investment with a cost of $11.4 million and a fair value of approximately $11.5 million.

During the six month period ended April 30, 2015, the Valuation Committee decreased the fair value of the equity investment by approximately $2.0 million.

At April 30, 2015, the equity investment in Velocitius had a cost of approximately $11.4 million and a fair value of approximately $9.4 million.

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

At October 31, 2014 and April 30, 2015, the Company’s investment in Vestal consisted of a senior subordinated promissory note and 81,000 shares of common stock.  The senior subordinated note had an annual interest of 12%, a maturity date of April 29, 2015 and an outstanding balance, cost, and fair value of $600,000.  The 81,000 shares of common stock had a cost basis of $1.9 million and a fair value of approximately $16.9 million.

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

At April 30, 2015, the Company had investments in portfolio companies totaling $434.3 million.  Also, at April 30, 2015, the Company had approximately $3.8 million in cash equivalents, approximately $5.8 million in cash and approximately $6.1 million in restricted cash equivalents, $5.6 million related to the project guarantee for Security Holdings and approximately $465,000 related to a forward currency contract..  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the six month period ended April 30, 2015, the Company made four new investments, committing capital totaling approximately $39.8 million.  The investments were made in RX ($10.3 million), Agri-Carriers ($11.8 million), Legal Solutions ($8.7 million) and Results Companies ($9.0 million).

Current commitments include:

Commitments of the Company:

At April 30, 2015 and October 31, 2014, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at April 30, 2015
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2014
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At April 30, 2015 and October 31, 2014, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at April 30, 2015
MVC Automotive	$4.5 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$5.5 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2014
MVC Automotive	$5.0 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$6.0 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At April 30, 2015, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be -$67,000 or negative $67,000.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers.  The guarantee did not have an outstanding balance as of April 30, 2015.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive (equivalent to approximately $4.5 million at April 30, 2015) through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  The Company has consistently reported the amount of the guarantee as 4.0 million Euro.  The Company and MVC Automotive continue to view this amount as the full amount of our commitment. Erste Bank, the bank extending the mortgage to MVC Automotive, believes, based on a different methodology, that the balance of the guarantee as of April 30, 2015 is approximately 6.2 million Euro (equivalent to approximately $7.0 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of -$67,000 or negative $67,000 as of April 30, 2015.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  As of April 30, 2015, $14.6 million of the Company’s commitment has been contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A. (equivalent to approximately $5.6 million at April 30, 2015), which is classified as restricted cash on the Company’s consolidated balance sheet.  This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, the Company pledged its common stock and series A convertible preferred stock of Ohio Medical to collateralize a loan made to Ohio Medical by another financial institution.  On June 27, 2013, the Company pledged its series C convertible preferred stock of Ohio Medical to further collateralize the same third party loan made to Ohio Medical in 2011.

On April 17, 2014, the Company loaned $13.0 million of its $15.0 million commitment to Inland in the form of a senior secured loan with a cash interest rate of 12% and a maturity date of April 17, 2019.  The Company also received warrants for shares of common stock in Inland and allocated a portion of the cost basis of the loan to the warrants at the time the investment was made.  On May 19, 2014, the Company loaned the remaining $2.0 million to Inland.  The total amount outstanding as of April 30, 2015 is $15.0 million.

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of April 30, 2015, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $115.6 million. The market value of the Senior Notes is based on the closing price of the security as of April 30, 2015 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). At October 31, 2013, the balance of Credit Facility II was $50.0 million.  On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  Credit Facility II was renewed and will now expire on October 31, 2015, at which time all outstanding amounts under it will be due and payable.  During the six month period ended April 30, 2015, the Company’s net repayments on Credit Facility II were $5.0 million, resulting in an outstanding balance of $95.0 million at April 30, 2015.  Credit Facility II will be used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

On December 30, 2014, the Company entered into a 6 month, $25.0 million bridge loan (“Bridge Loan”) with Firstrust Bank, initially borrowing approximately $15.9 million.  Prior to maturity, the Bridge Loan was extended to October 31, 2015.  During the six month period ended April 30, 2015, the Company made principal payments totaling $3.5 million, resulting in an outstanding balance of approximately of $12.5 million.  Borrowings under the Bridge Loan will bear interest at 5%.  The Company paid closing fees, legal and other costs associated with the transaction.  These costs will be amortized over the life of the Bridge Loan.  See Note 16 Subsequent Events for additional information.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables, which represent approximately 78.68% of the Company’s total assets at April 30, 2015.  As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills or longer-term treasury notes, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At April 30, 2015, approximately 77.12% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

Some of our loans to our portfolio companies may be structured to include customary business and financial covenants placing affirmative and negative obligations on the operation of each company’s business and its financial condition. However, from time to time, we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay dividends and cause your investment to lose value and could become worthless.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries.  As of April 30, 2015, the fair value of our largest investment, U.S. Gas, comprised 29.8% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.

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

On October 31, 2014, the Company did not have a net capital loss carryforward. The Company had approximately $17.9 million in unrealized losses associated with Legacy Investments as of April 30, 2015.

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

As of April 30, 2015, we had $95 million in borrowings under our short-term credit facility, Credit Facility II (as defined above).  Further, we have approximately $114.4 million in aggregate principal amount of Senior Notes and an approximately $12.4 million bridge loan outstanding (as defined above).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the individual who performs the functions of the Company’s Principal Executive Officer (“CEO”) and the individual who performs the functions of the Principal Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended October 31, 2014 (the “2014 10-K”), which continued to exist as of April 30, 2015.

Remediation of Material Weakness in Internal Control over Financial Reporting

We are in the process of improving our controls to remediate the material weakness that existed as of October 31, 2014 and April 30, 2015.  As discussed in the 2014 10-K, to address the material weakness, in the second half of 2015 the Company has adopted a corrective action plan which will add new and/or enhance existing controls surrounding the valuation process and financial reporting oversight of various controlled/affiliated portfolio companies, including additional reviews (by one or more MVC Capital representatives) of the financial reporting of controlled and certain affiliated portfolio companies and additional reviews and testing of valuation data of these controlled/affiliated portfolio companies. The Company has also enhanced its internal audit plan to incorporate risk assessments of controlled and certain affiliated portfolio companies. In addition, the Company has retained a third party consultant to perform external reviews of certain fair valuations. While some of the remediation actions are in process, this will take time to be fully integrated and confirmed to be effective and sustainable. Until the remediation steps are fully implemented and tested, the material weakness described above will continue to exist.

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

Changes in Internal Control over Financial Reporting

Other than the changes related to the material weakness and related remediation described in the 2014 10-K, there has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the quarter ended April 30, 2015.

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