Form 10-Q
period 2015-07-31
MVC CAPITAL, INC.
filed 2016-01-29
CIK 1099941

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015 or

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

There were 22,702,821 shares of the registrant’s common stock, $.01 par value, outstanding as of January 29, 2016.

MVC Capital, Inc.

(A Delaware Corporation)

Part I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

MVC Capital, Inc.

Consolidated Balance Sheets

	July 31,	October 31,
	2015	2014
	(Unaudited)
ASSETS

Assets
Cash	$9,448,940	$8,781,375
Restricted cash equivalents (cost $5,493,000 and $6,265,500)	5,493,000	6,265,500
Cash equivalents (cost $12,644,045 and $8,391,089)	12,644,045	8,391,089
Investments at fair value
U.S. Treasury obligations (cost $0 and $99,999,629)	—	99,897,404
Non-control/Non-affiliated investments (cost $164,519,990 and $150,682,873)	126,518,260	126,303,048
Affiliate investments (cost $121,882,255 and $115,021,554)	172,524,022	173,682,927
Control investments (cost $163,854,388 and $174,266,037)	101,313,674	147,644,189
Total investments at fair value (cost $450,256,633 and $539,970,093)	400,355,956	547,527,568
Receivable on sale of U.S. Treasury obligations	100,314,028	—
Dividends and interest receivables, net of reserves	3,558,565	1,188,398
Deferred financing fees	2,665,380	2,972,864
Fee and other receivables	1,348,570	1,939,827
Prepaid expenses	629,921	646,801
Escrow receivables, net of reserves	292,744	—

Total assets	$536,751,149	$577,713,422

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Senior notes	$114,408,750	$114,408,750
Revolving credit facility	100,000,000	100,000,000
Bridge Loan	12,790,000	—
Provision for incentive compensation (Note 11)	5,747,668	14,733,887
Management fee payable	1,431,849	1,474,223
Professional fees payable	1,332,623	1,309,085
Accrued expenses and liabilities	489,065	456,148
Interest payable	385,386	374,875
Management fee payable - Asset Management	296,812	296,812
Portfolio fees payable - Asset Management	252,001	436,791
Liability for share exchange	226,994	221,424
Consulting fees payable	201,821	97,250
Taxes payable	713	1,219

Total liabilities	237,563,682	233,810,464

Commitments and Contingencies (Note 9)

Shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 28,304,448 shares issued and 22,702,821 and 22,702,821 shares outstanding, respectively	283,044	283,044
Additional paid-in-capital	421,032,155	421,037,726
Accumulated earnings	92,828,448	83,996,734
Dividends paid to stockholders	(125,948,021)	(116,753,378)
Accumulated net realized gain	15,828,472	2,697,840
Net unrealized appreciation / (depreciation)	(49,540,425)	7,937,198
Treasury stock, at cost, 5,601,627 and 5,601,627 shares held, respectively	(55,296,206)	(55,296,206)

Total shareholders’ equity	299,187,467	343,902,958

Total liabilities and shareholders’ equity	$536,751,149	$577,713,422

Net asset value per share	$13.18	$15.15

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Nine Month Period	For the Nine Month Period
	November 1, 2014 to	November 1, 2013 to
	July 31, 2015	July 31, 2014
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$2,876	$69,767
Affiliate investments	1,002,872	808,463
Total dividend income	1,005,748	878,230

Payment-in-kind dividend income
Affiliate investments	—	216,928
Total payment-in-kind dividend income	—	216,928

Interest income
Non-control/Non-affiliated investments	9,256,257	4,755,577
Affiliate investments	973,962	2,493,429
Control investments	253,556	236,111
Total interest income	10,483,775	7,485,117

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	3,237,977	2,461,572
Affiliate investments	93,837	582,191
Control investments	116,537	168,559
Total payment-in-kind interest income	3,448,351	3,212,322

Fee income
Non-control/Non-affiliated investments	357,500	301,495
Affiliate investments	542,666	700,835
Control investments	929,492	242,250
Total fee income	1,829,658	1,244,580

Fee income - Asset Management [1]
Portfolio fees	772,925	799,563
Management fees	112,301	693,033
Total fee income - Asset Management	885,226	1,492,596

Other income	—	962,252

Total operating income	17,652,758	15,492,025

Operating Expenses:
Interest and other borrowing costs	7,697,985	7,087,004
Management fee	5,944,693	6,560,564
Legal fees	1,021,000	616,000
Audit & tax preparation fees	612,000	478,200
Other expenses	606,251	264,535
Portfolio fees - Asset Management [1]	579,694	599,672
Consulting fees	423,153	398,653
Directors’ fees	315,000	302,625
Insurance	257,760	260,100
Administration	181,219	198,121
Public relations fees	138,000	153,000
Management fee - Asset Management [1]	75,311	479,522
Printing and postage	66,380	60,216
Net Incentive compensation (Note 11)	(8,986,219)	(2,411,187)

Total operating expenses	8,932,227	15,047,025

Less: Voluntary Expense Waiver by Adviser [2]	(112,500)	(112,500)

Total waivers	(112,500)	(112,500)

Net operating gain before taxes	8,833,031	557,500

Tax Expenses:
Current tax expense	1,317	1,316

Total tax expense	1,317	1,316

Net operating gain	8,831,714	556,184

Net Realized and Unrealized Gain (Loss) on Investments and Foreign Currency:

Net realized gain (loss) on investments and foreign currency
Short-term investments	302,246	(131,418)
Non-control/Non-affiliated investments	(2,073,792)	308,196
Affiliate investments	—	2,979,685
Control investments	15,024,346	—
Foreign currency	(122,168)	—

Total net realized gain on investments and foreign currency	13,130,632	3,156,463

Net unrealized depreciation on investments	(57,477,623)	(12,940,269)

Net realized and unrealized loss on investments and foreign currency	(44,346,991)	(9,783,806)

Net decrease in net assets resulting from operations	$(35,515,277)	$(9,227,622)

Net decrease in net assets per share resulting from operations	$(1.56)	$(0.42)

Dividends declared per share	$0.405	$0.405

Weighted average number of shares outstanding[3]	22,702,821	22,611,513

The accompanying notes are an integral part of these consolidated financial statements.

1 These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”).  Please see Note 10 “Management” for more information.

2 Reflects the six month portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2015 and 2014 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  Please see Note 10 “Management” for more information.

3Please see Note 13 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Quarter	For the Quarter
	May 1, 2015 to	May 1, 2014 to
	July 31, 2015	July 31, 2014
Operating Income:
Dividend income
Non-control/Non-affiliated investments	$2,431	$187
Affiliate investments	1,002,872	736,873
Total dividend income	1,005,303	737,060

Payment-in-kind dividend income
Affiliate investments	—	73,746
Total payment-in-kind dividend income	—	73,746

Interest income
Non-control/Non-affiliated investments	3,116,473	2,062,925
Affiliate investments	329,014	86,587
Control investments	82,142	44,313
Total interest income	3,527,629	2,193,825

Payment-in-kind/Deferred interest income
Non-control/Non-affiliated investments	1,258,360	827,099
Affiliate investments	31,941	83,534
Control investments	39,272	91,295
Total payment-in-kind interest income	1,329,573	1,001,928

Fee income
Non-control/Non-affiliated investments	357,500	504
Affiliate investments	180,000	240,834
Control investments	767,991	80,751
Total fee income	1,305,491	322,089

Fee income - Asset Management [1]
Portfolio fees	251,825	203,736
Management fees	103,617	75,548
Total fee income - Asset Management	355,442	279,284

Other income	—	408,483

Total operating income	7,523,438	5,016,415

Operating Expenses:
Interest and other borrowing costs	2,627,155	2,426,105
Management fee	1,898,946	2,144,031
Audit & tax preparation fees	274,000	154,100
Legal fees	204,000	326,000
Consulting fees	196,251	139,251
Portfolio fees - Asset Management [1]	188,869	152,802
Other expenses	142,352	160,738
Directors’ fees	105,000	96,375
Insurance	85,920	86,700
Management fee - Asset Management [1]	77,713	16,408
Administration	60,346	71,998
Public relations fees	46,000	51,000
Printing and postage	21,469	10,327
Net Incentive compensation (Note 11)	(3,404,419)	567,768

Total operating expenses	2,523,602	6,403,603

Less: Voluntary Expense Waiver by Adviser [2]	(37,500)	(37,500)

Total waivers	(37,500)	(37,500)

Net operating gain (loss) before taxes	5,037,336	(1,349,688)

Tax Expenses:
Current tax expense	439	439

Total tax expense	439	439

Net operating gain (loss)	5,036,897	(1,350,127)

Net Realized and Unrealized Gain (Loss) on Investments and Foreign Currency:

Net realized gain (loss) on investments and foreign currency
Short-term investments	257,813	(307,933)
Non-control/Non-affiliated investments	91,586	—
Affiliate investments	—	2,979,685
Control investments	15,024,346	—
Foreign currency	(122,168)	—

Total net realized gain on investments and foreign currency	15,251,577	2,671,752

Net unrealized (depreciation) appreciation on investments	(34,247,632)	416,567

Net realized and unrealized (loss) gain on investments and foreign currency	(18,996,055)	3,088,319

Net (decrease) increase in net assets resulting from operations	$(13,959,158)	$1,738,192

Net (decrease) increase in net assets per share resulting from operations	$(0.61)	$0.07

Dividends declared per share	$0.135	$0.135

Weighted average number of shares outstanding[3]	22,702,821	22,699,020

The accompanying notes are an integral part of these consolidated financial statements.

1 These items are related to the management of the MVC Private Equity Fund, L.P. (“PE Fund”).  Please see Note 10 “Management” for more information.

2 Reflects the six month portion of the TTG Advisers’ voluntary waiver of $150,000 of expenses for the 2015 and 2014 fiscal years, that the Company would otherwise be obligated to reimburse TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  Please see Note 10 “Management” for more information.

3Please see Note 13 “Dividends and Distributions to Shareholders and Share Repurchase Program” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Month Period	For the Nine Month Period
	November 1, 2014	November 1, 2013
	July 31, 2015	July 31, 2014
Cash flows from Operating Activities:
Net decrease in net assets resulting from operations	$(35,515,277)	$(9,227,622)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain	(13,130,632)	(3,156,463)
Net change in unrealized depreciation	57,477,623	12,940,269
Amortization of discounts and fees	(316,277)	(957,541)
Increase in accrued payment-in-kind dividends and interest	(1,464,781)	(3,221,596)
Amortization of deferred financing fees	821,598	428,755
Allocation of flow through income	—	(485,973)
Changes in operating assets and liabilities:
Restricted cash	772,500	97,500
Dividends, interest and fees receivable	(2,370,167)	2,242,470
Fee and other receivables	591,257	279,490
Short-term investments receivables	(100,314,028)	(99,698,193)
Escrow receivables, net of reserves	(292,744)	300,000
Prepaid expenses	16,880	135,816
Prepaid taxes	—	336
Incentive compensation (Note 11)	(8,986,219)	(2,411,187)
Other liabilities	(56,134)	(304,402)
Purchases of equity investments	(1,841,700)	(20,681,192)
Purchases of debt instruments	(59,047,099)	(40,927,324)
Purchases of short-term investments	(294,241,984)	(299,323,968)
Proceeds from equity investments (1)	25,943,104	10,519,092
Proceeds from debt instruments	39,253,936	23,063,595
Sales/maturities of short-term investments	394,544,993	349,133,991

Net cash provided by operating activities	1,844,849	(81,254,147)

Cash flows from Financing Activities:
Borrowings from revolving credit facility	295,000,000	250,000,000
Repayments from revolving credit facility	(295,000,000)	(200,000,000)
Borrowings from bridge loan	28,672,481	—
Repayments from bridge loan	(15,882,481)	—
Offering expenses	—	(139,000)
Repurchase of common stock	—	(4,114,967)
Share exchange	(5,571)	(219,567)
Financing fees paid	(514,114)	(250,278)
Distributions paid to shareholders	(9,194,643)	(9,151,018)

Net cash provided by (used in) financing activities	3,075,672	36,125,170

Net change in cash and cash equivalents for the period	4,920,521	(45,128,977)

Cash and cash equivalents, beginning of period	$17,172,464	$74,234,560

Cash and cash equivalents, end of period	$22,092,985	$29,105,583

(1) For the nine month period ended July 31, 2014, proceeds from equity investments includes $491,075, in escrow receivables, net of reserves.

During the nine month period ended July 31, 2015 and 2014 MVC Capital, Inc. paid $6,792,546 and $6,588,212 in interest expense, respectively.

During the nine month period ended July 31, 2015 and 2014 MVC Capital, Inc. paid $1,823 and $300 in income taxes, respectively.

Non-cash activity:

During the nine month period ended July 31, 2015 and 2014, MVC Capital, Inc. recorded payment in-kind dividend and interest of $1,464,781 and $3,221,596, respectively. This amount was added to the principal balance of the investments and recorded as dividend/interest income.

During the nine month period ended July 31, 2014, MVC Capital, Inc. was allocated $962,053, in flow-through income from its equity investment in Octagon Credit Investors, LLC.  Of these amounts, $476,080, was received in cash and the balance of $485,973, was undistributed and therefore increased the cost of the investment.  The fair value was then increased by $101,099, by the Company’s Valuation Committee.

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

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Statements of Changes in Net Assets

	For the Nine Month Period	For the Nine Month Period
	November 1, 2014 to	November 1, 2013 to	For the Year Ended
	July 31, 2015	July 31, 2014	October 31, 2014
	(Unaudited)	(Unaudited)
Operations:
Net operating gain	$8,831,714	$556,184	$1,579,417
Net realized gain on investments	13,130,632	3,156,463	16,519,778
Net change in unrealized depreciation on investments	(57,477,623)	(12,940,269)	(37,941,262)

Net decrease in net assets from operations	(35,515,277)	(9,227,622)	(19,842,067)

Shareholder Distributions from:
Income	(8,831,714)	(556,184)	(1,579,417)
Realized gain	(362,929)	—	(10,636,482)
Return of capital	—	(8,594,834)	—

Net decrease in net assets from shareholder distributions	(9,194,643)	(9,151,018)	(12,215,899)

Capital Share Transactions:
Reissuance of treasury stock for share exchange	—	4,350,721	4,350,722
Provision for share exchange	(5,571)	(219,567)	(221,424)
Offering expenses	—	(139,000)	(139,000)
Repurchase of common stock	—	(4,114,967)	(4,114,967)

Net decrease in net assets from capital share transactions	(5,571)	(122,813)	(124,669)

Total decrease in net assets	(44,715,491)	(18,501,453)	(32,182,635)

Net assets, beginning of period/year	343,902,958	376,085,593	376,085,593

Net assets, end of period/year	$299,187,467	$357,584,140	$343,902,958

Common shares outstanding, end of period/year	22,702,821	22,702,821	22,702,821

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Selected Per Share Data and Ratios

	For the Nine Month Period		For the Nine Month Period		For the
	November 1, 2014 to		November 1, 2013 to		Year Ended
	July 31, 2015		July 31, 2014		October 31, 2014
	(Unaudited)		(Unaudited)

Net asset value, beginning of period/year	$15.15		$16.63		$16.63

Gain (Loss) from operations:
Net operating gain	0.39		0.02		0.07
Net realized and unrealized loss on investments	(1.95)		(0.44)		(0.95)

Total loss from investment operations	(1.56)		(0.42)		(0.88)

Less distributions from:
Income	(0.39)		(0.02)		(0.07)
Realized gain	(0.02)		—		(0.47)
Return of capital	—		(0.39)		—

Total distributions	(0.41)		(0.41)		(0.54)

Capital share transactions
Dilutive effect of share issuance	—		(0.10)		(0.10)
Anti-dilutive effect of share repurchase program	—		0.05		0.04

Total capital share transactions	—		(0.05)		(0.06)

Net asset value, end of period/year	$13.18		$15.75		$15.15

Market value, end of period/year	$9.79		$12.39		$11.27

Market discount	(25.72)%		(21.33)%		(25.61)%

Total Return - At NAV (a)	(10.44	)%(d)	(2.88	)%(d)	(5.75)%

Total Return - At Market (a)	(9.51	)%(d)	(7.63	)%(d)	(14.97)%

Ratios and Supplemental Data:

Portfolio turnover ratio	14.37%		7.68%		14.16%

Net assets, end of period/year (in thousands)	$299,173		$357,584		$343,903

Ratios to average net assets:
Expenses including tax expense	3.66	%(c)	5.45	%(c)	5.04%
Expenses excluding tax expense	3.66	%(c)	5.45	%(c)	5.04%

Net operating income before tax expense	3.66	%(c)	0.20	%(c)	0.44%
Net operating income after tax expense	3.66	%(c)	0.20	%(c)	0.44%

Ratios to average net assets excluding waivers:
Expenses including tax expense	3.70	%(c)	5.49	%(c)	5.08%
Expenses excluding tax expense	3.70	%(c)	5.49	%(c)	5.08%

Net operating income before tax expense	3.61	%(c)	0.16	%(c)	0.40%
Net operating income after tax expense	3.61	%(c)	0.16	%(c)	0.40%

(a) Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales charge for the period/year.

(b) Supplemental Ratio information

Ratios to average net assets: (b)
Expenses excluding incentive compensation	7.38	%(c)	6.33	%(c)	6.35%
Expenses excluding incentive compensation, interest and other borrowing costs	4.19	%(c)	3.74	%(c)	3.75%

Net operating loss before incentive compensation	(0.06	)%(c)	(0.68	)%(c)	(0.87)%
Net operating income before incentive compensation, interest and other borrowing costs	3.13	%(c)	1.91	%(c)	1.73%

Ratios to average net assets excluding waivers: (b)
Expenses excluding incentive compensation	7.42	%(c)	6.37	%(c)	6.40%
Expenses excluding incentive compensation, interest and other borrowing costs	4.23	%(c)	3.78	%(c)	3.79%

Net operating loss before incentive compensation	(0.11	)%(c)	(0.72	)%(c)	(0.92)%
Net operating income before incentive compensation, interest and other borrowing costs	3.08	%(c)	1.87	%(c)	1.69%

(c) Annualized.

(d) Non- Annualized.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

July 31, 2015

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 42.29% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	—
Agri-Carriers Group, Inc.	Transportation	Senior Subordinated Debt 12.0000% Cash, 3.0000% Deferred, 07/20/2017 (l), (m)	$11,774,486	11,788,966	$11,774,486
Biogenic Reagents	Renewable energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b), (l)	5,407,723	5,407,723	5,407,723
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b), (l)	4,866,951	4,866,951	4,945,354
		Senior Note 12.0000% Cash, 4.0000% PIK, 02/29/2016 (b), (l)	4,123,022	4,123,022	4,123,022
		Senior Subordinated Debt 12.0000% Cash, 4.0000% PIK, 02/29/2016 (b), (l)	1,000,000	601,379	601,379
		Warrants (d)	2	620,077	1,724,818
				15,619,152	16,802,296
Biovation Acquisition Co.	Manufacturer of Laminate Material and Composites	Common Stock (90 shares) (d)		784,622	617,330
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 10/31/2014 (b), (h)	1,079,325	1,079,325	—
		Warrants (d)	3	397,677	—
				1,477,002	—
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Second Lien Loan, 7.3000% Cash, 3.7000% PIK, 04/30/2020 (b), (l)	23,574,425	23,574,425	23,670,564
		Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016 (l)	3,000,000	3,000,000	3,000,000
				26,574,425	26,670,564
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	5,537,000
G3K Display, Inc.	Retail Store Fixtures	Senior Lien Loan 13.0000% Cash, 04/11/2019 (h)	5,625,000	5,625,000	—
		Warrants (d)	1	—	—
				5,625,000	—
Initials, Inc.	Consumer Products	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK, 06/22/2020 (b), (l)	4,750,000	4,750,000	4,750,000
Inland Environmental & Remediation LP	Environmental Services	Senior Secured Loan 12.0000% Cash, 04/17/2019 (h), (l)	15,000,000	14,470,912	3,000,000
		Warrants (d)	1	713,000	—
				15,183,912	3,000,000
Legal Solutions Holdings, Inc.	Business Services	Senior Subordinated Debt 12.0000% Cash, 2.0000% Deferred, 09/12/2018 (l), (m)	8,705,000	8,719,680	8,705,000
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 6.0000% Cash, 9.0000% PIK, 08/12/2018 (b), (l)	15,690,377	15,690,377	14,936,883
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	2,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	32,000
				1,231,638	34,000
The Results Companies, LLC	Business Services	Senior Subordinated Debt 13.0000% Cash, 2.5000% Deferred, 07/01/2016 (l), (m)	9,000,000	9,011,483	9,000,000
RX Innovation, Inc.	Software	Senior Subordinated Debt 12.0000% Cash, 4.0000% Deferred, 03/01/2017 (l), (m)	10,300,000	10,310,029	10,300,000
Thunderdome Restaurants, LLC	Restaurants	Second Lien Loan, 12.0000% Cash, 06/10/2020	2,015,701	2,015,701	2,015,701
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares) (d)		5,488,000	5,875,000
		Secured Loan 12.0000% Cash, 05/02/2019	1,500,000	1,500,000	1,500,000
				6,988,000	7,375,000
United States Technologies, Inc.	Electronics Manufacturing and Repair	Senior Lien Loan 10.5000% Cash, 07/17/2020 (l)	5,000,000	5,000,000	5,000,000
Sub Total Non-control/Non-affiliated investments				164,519,990	126,518,260

Affiliate investments - 57.67% (a), (c), (f), (g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d), (e)		7,500,000	8,015,164
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,524,376	4,656,000
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d), (e)		4,500	4,200
		Preferred Stock (9,159,085 shares) (d), (e)		11,810,188	5,528,800
				11,814,688	5,533,000
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		52,846,140	46,650,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d), (e)		28,544,800	6,850,000
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 13.0000% Cash, 07/01/2019 (l)	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK , 07/01/2018 (b), (l)	3,135,063	3,135,063	3,135,063
		Convertible Series I Preferred Stock (32,200 shares) (d), (k)		500,000	83,667,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
				11,135,063	94,302,670
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 3.0000% PIK , 11/28/2021 (b), (l)	6,267,188	6,267,188	6,267,188
		Common Stock (5,610 shares) (d)		250,000	250,000
		Warrants (d)	5,303	—	—
				6,517,188	6,517,188

Sub Total Affiliate investments				121,882,255	172,524,022

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

July 31, 2015

(Unaudited)

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control Investments - 33.86% (c), (f), (g)
Equus Total Return, Inc.	Regulated Investment Company	Common Stock (4,444,644 shares) (d)		$10,030,272	$8,355,931
Harmony Health & Beauty, Inc.	Health & Beauty - Distributor	Common Stock (147,621 shares) (a), (d)		6,700,000	—
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a), (d), (e)		46,754,138	16,376,000
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a), (d), (j)		13,838,539	20,557,668
		General Partnership Interest (a), (d), (j)		353,024	518,035
				14,191,563	21,075,703
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (5,620 shares) (a), (d)		15,763,636	—
		Series A Convertible Preferred Stock 16.0000% PIK (32,600 shares) (a), (b)		30,000,000	7,300,000
		Series C Convertible Preferred Stock 16.0000% PIK (10,324shares) (a), (b)		22,618,466	31,230,087
				68,382,102	38,530,087
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a), (d)		924,475	924,475
		Series C Preferred Stock (23,896,634 shares) (a), (d)		3,410,694	5,841,390
		Series B-1 Preferred Stock (4,999,076 shares) (a), (d)		999,815	1,484,135
				5,334,984	8,250,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (a), (d), (e)		2,300,000	917,000
Turf Products, LLC	Distributor - Landscaping and	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 11/01/2018 (a), (b), (l)	$3,895,262	3,895,262	3,864,923
	Irrigation Equipment	Limited Liability Company Interest (a), (d)		3,535,694	3,991,794
		Guarantee (a), (d)	1	—	(47,764)
		Warrants (a), (d)	150	—	—
				7,430,956	7,808,953
Velocitius B.V.	Renewable Energy	Common Equity Interest (a), (d), (e)		2,730,373	—

Sub Total Control Investments				163,854,388	101,313,674

TOTAL PORTFOLIO INVESTMENTS - 133.82% (f)				$450,256,633	$400,355,956

Cash Equivalents and Restricted Cash Equivalents - 6.06% (f), (g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (11,736,666 shares)		11,736,666	11,736,666
JP Morgan Prime Money Market Fund	Money Market Fund	Beneficial Shares (6,400,379 shares)		6,400,379	6,400,379
Total Cash Equivalents and Restricted Cash Equivalents				18,137,045	18,137,045

TOTAL INVESTMENTS - 139.88%				$468,393,678	$418,493,001

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

(d) Non-income producing assets.

(e) The principal operations of these portfolio companies are located in Europe and Cayman Islands which represents approximately 30% of the net assets.  The remaining portfolio companies are located in North America which represents approximately 104% of the net assets.

(f) Percentages are based on net assets of $299,187,467 as of July 31, 2015.

(g) See Note 3 for further information regarding “Investment Classification.”

(h) All or a portion of the accrued interest on these securities have been reserved for.

(i) Legacy Investments.

(j) MVC Private Equity Fund, LP is a private equity fund focused on control equity investments in the lower middle market.  The fund currently holds five investments, four located in the United States and one in Gibraltar, the investments are in the energy, services, contract manufacturing, and industrial sectors.  The Company’s proportional share of the AccuMed Corp. preferred stock, Plymouth Rock Energy membership interest and loan and the Gibdock Limited equity interest is $3,398,500, $6,376,035 and $6,428,020, respectively.

(k) Upon a liquidity event, the Company may receive additional ownership in U.S. Gas & Electric, Inc.

(l) All or a portion of these securities may serve as collateral for the Firstrust Bank Bridge Loan.

(m) Deferred interest of $594,065, $226,269, $700,400 and $528,914 for Agri-Carriers Group, Legal Solutions Holdings, RXInnovation and The Results Companies, respectively, is shown as a receivable on the Consolidated Balance Sheet as of July 31, 2015.

PIK - Payment-in-kind

- Denotes zero cost or fair value.

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments

October 31, 2014

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value

Non-control/Non-affiliated investments- 36.73% (a), (c), (f), (g)
Actelis Networks, Inc.	Technology Investment	Preferred Stock (150,602 shares) (d), (i)		$5,000,003	—
Biogenic Reagents	Renewable energy	Senior Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	$5,246,951	5,246,951	$5,246,951
		Senior Convertible Note 12.0000% Cash, 4.0000% PIK, 07/21/2018 (b)	4,722,256	4,722,256	5,027,257
		Senior Note 12.0000% Cash, 4.0000% PIK, 09/30/2015 (b)	4,000,444	4,000,444	4,000,444
		Warrants (d)	1	—	—
				13,969,651	14,274,652
Biovation Holdings, Inc.	Manufacturer of Laminate Material and Composites	Bridge Loan 6.0000% Cash, 6.0000% PIK, 10/31/2014 (b), (h)	3,779,321	3,779,321	3,391,663
		Warrants (d)	3	397,677	—
				4,176,998	3,391,663
Custom Alloy Corporation	Manufacturer of Pipe Fittings	Second Lien Loan, 7.300% Cash, 3.700% PIK, 04/30/2020 (b)	23,000,000	23,000,000	23,000,000
		Unsecured Subordinated Loan 12.0000% Cash, 09/04/2016	6,500,000	6,500,000	6,500,000
				29,500,000	29,500,000
FOLIOfn, Inc.	Technology Investment - Financial Services	Preferred Stock (5,802,259 shares) (d), (i)		15,000,000	5,893,000
G3K Display, Inc.	Retail Store Fixtures	Senior Lien Loan 13.0000% Cash, 04/11/2019 (h)	5,625,000	5,625,000	—
		Warrants (d)	1	—	—
				5,625,000	—
Inland Environmental & Remediation LP	Environmental Services	Senior Secured Loan 12.0000% Cash, 04/17/2019	15,000,000	14,364,313	14,364,313
		Warrants (d)	1	713,000	713,000
				15,077,313	15,077,313
MainStream Data, Inc.	Technology Investment	Common Stock (5,786 shares) (d), (i)		3,750,000	—
Morey’s Seafood International, LLC	Food Services	Second Lien Loan 10.0000% Cash, 3.0000% PIK, 08/12/2018 (b)	15,338,768	15,338,768	15,591,635
NPWT Corporation	Medical Device Manufacturer	Series B Common Stock (281 shares) (d)		1,231,638	5,000
		Series A Convertible Preferred Stock (5,000 shares) (d)		—	81,000
				1,231,638	86,000
Prepaid Legal Services, Inc.	Consumer Services	Second Lien Term Loan , 9.7500% Cash, 07/01/2020	10,000,000	9,877,526	10,100,000
Summit Research Labs, Inc.	Specialty Chemicals	Second Lien Loan 10.0000% Cash, 4.0000% PIK , 10/01/2018 (b)	25,147,976	25,147,976	25,400,785
U.S. Spray Drying Holding Company	Specialty Chemicals	Class B Common Stock (784 shares)		5,488,000	5,488,000
		Secured Loan 12.0000% Cash, 5/02/2019	1,500,000	1,500,000	1,500,000
				6,988,000	6,988,000
Sub Total Non-control/Non-affiliated investments				150,682,873	126,303,048

Affiliate investments - 50.50% (a), (c), (f), (g)
Advantage Insurance Holdings LTD	Insurance	Preferred Stock (750,000 shares) (d), (e)		7,500,000	7,721,000
Centile Holdings B.V.	Software	Common Equity Interest (d), (e)		3,274,376	4,994,000
JSC Tekers Holdings	Real Estate Management	Common Stock (3,201 shares) (d), (e)		4,500	4,200
		Preferred Stock (9,159,085 shares) (d),(e)		11,810,188	6,157,906
				11,814,688	6,162,106
Security Holdings B.V.	Electrical Engineering	Common Equity Interest (d), (e)		52,846,140	50,600,000
SGDA Europe B.V.	Environmental Services	Common Equity Interest (d), (e)		28,544,800	9,996,664
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan, 13.0000% Cash, 07/01/2019	7,500,000	7,500,000	7,500,000
		Unsecured Loan 10.0000% Cash, 4.0000% PIK , 07/01/2018 (b)	3,041,550	3,041,550	3,041,550
		Convertible Series I Preferred Stock (32,200 shares) (d), (k)		500,000	83,667,607
		Convertible Series J Preferred Stock (8,216 shares) (d)		—	—
				11,041,550	94,209,157

Sub Total Affiliate investments				115,021,554	173,682,927

The accompanying notes are an integral part of these consolidated financial statements.

MVC Capital, Inc.

Consolidated Schedule of Investments - (Continued)

October 31, 2014

Company	Industry	Investment	Principal	Cost	Fair Value/Market Value
Control Investments - 42.93% (c), (f), (g)
Equus Total Return, Inc.	Regulated Investment Company	Common Stock (4,444,644 shares) (d)		$10,030,272	$9,778,217
Harmony Health & Beauty, Inc.	Health & Beauty - Distributor	Common Stock (147,621 shares) (a), (d)		6,700,000	—
MVC Automotive Group GmbH	Automotive Dealerships	Common Equity Interest (a), (d), (e)		45,662,438	21,548,000
MVC Private Equity Fund LP	Private Equity	Limited Partnership Interest (a), (d), (j)		14,217,283	19,969,408
		General Partnership Interest (a), (d), (j)		362,686	503,924
				14,579,969	20,473,332
Ohio Medical Corporation	Medical Device Manufacturer	Common Stock (8,512 shares) (a), (d)		15,763,637	—
		Series A Convertible Preferred Stock 16.0000% PIK (28,981 shares) (a), (b)		30,000,000	23,800,000
		Series C Convertible Preferred Stock 16.0000% PIK (9,178 shares) (a), (b)		22,618,466	27,763,434
				68,382,103	51,563,434
RuMe Inc.	Consumer Products	Common Stock (5,297,548 shares) (a), (d)		924,475	924,475
		Series B-1 Preferred Stock (4,999,076 shares) (a), (d)		999,815	1,090,000
		Series C Preferred Stock (23,896,634 shares) (a), (d)		3,410,694	4,285,525
				5,334,984	6,300,000
SIA Tekers Invest	Port Facilities	Common Stock (68,800 shares) (a), (d), (e)		2,300,000	1,225,000
Turf Products, LLC	Distributor - Landscaping and Irrigation Equipment	Senior Subordinated Debt 7.0000% Cash, 4.0000% PIK, 11/01/2018 (a), (b)	$3,895,262	3,895,262	3,864,272
		Limited Liability Company Interest (a), (d)		3,535,694	3,991,794
		Guarantee (a)	1	—	(66,860)
		Warrants (a), (d)	150	—	—
				7,430,956	7,789,206
Velocitius B.V.	Renewable Energy	Common Equity Interest (a), (d), (e)		11,395,315	11,467,000
Vestal Manufacturing Enterprises, Inc.	Iron Foundries	Senior Subordinated Debt 12.0000% Cash, 04/29/2015 (a)	600,000	600,000	600,000
		Common Stock (81,000 shares) (a), (d)		1,850,000	16,900,000
				2,450,000	17,500,000

Sub Total Control Investments				174,266,037	147,644,189

TOTAL PORTFOLIO INVESTMENTS - 130.16% (f)				$439,970,464	$447,630,164

U,S. Treasury obligations - 29.05% (f), (g)
U.S. Treasury obligation	U.S. Government Securities	1.5000%, 10/31/19 (l)		$99,999,629	$99,897,404

Sub Total Short-Term investments				99,999,629	99,897,404

Cash Equivalents and Restricted Cash Equivalents - 4.26% (f), (g)
Fidelity Institutional Government Money Market Fund	Money Market Fund	Beneficial Shares (7,156,858 shares)		7,156,858	7,156,858
JP Morgan Prime Money Market Fund	Money Market Fund	Beneficial Shares (7,499,731 shares)		7,499,731	7,499,731
Total Cash Equivalents and Restricted Cash Equivalents				14,656,589	14,656,589

TOTAL INVESTMENTS - 163.47%				$554,626,682	$562,184,157

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

MVC Capital, Inc. (the “Company”)

Notes to Consolidated Financial Statements

July 31, 2015

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements.  Certain amounts, when applicable, have been reclassified to adjust to current period presentations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2014, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 15, 2015.  As the Company is an investment company, (as defined by the Investment Company Act of 1940 (the “1940 Act”)), management follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) 946-Investment Companies, which is accounting principles generally accepted in the United States of America (“GAAP”).

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

During fiscal year ended October 31, 2012 and thereafter, MVC Partners, LLC (“MVC Partners”) was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the MVC Private Equity Fund, L.P. (“PE Fund”) is a substantial portion of MVC Partners operations.  Previously, MVC Partners was presented as a portfolio company on the Consolidated Schedule of Investments.  The consolidation of MVC Partners has not had any material effect on the financial position or net results of operations of the Company.  There are additional disclosures resulting from this consolidation.

MVC GP II, LLC (“MVC GP II”), an indirect wholly-owned subsidiary of the Company, serves as the general partner to the PE Fund.  MVC GP II is wholly-owned by MVCFS, a subsidiary of the Company.  The results of MVC GP II are consolidated into MVCFS and ultimately the Company. All inter-company accounts have been eliminated in consolidation.

During fiscal year ended October 31, 2014, MVC Turf, LLC (“MVC Turf”) was consolidated with the Company as MVC Turf is a wholly owned holding company. The consolidation of MVC Turf did not have any material effect on the financial position or net results of operations of the Company.  Of the $9.4 million in cash on the Company’s Consolidated Balance Sheets as of July 31, 2015, approximately $360,000 was held by MVC Turf, a wholly owned holding company.

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

4. Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of less than three months to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit.  As of July 31, 2015, the Company had approximately $18.1 million in cash equivalents and restricted cash equivalents and approximately $9.4 million in cash totaling approximately $27.5 million.  Of the $9.4 million in cash, approximately $360,000 was held by MVC Turf, a wholly owned holding company.

Restricted Cash and Cash Equivalents

Cash and cash equivalent accounts that are not available to the Company for day—to-day use and are legally restricted are classified as restricted cash. Restricted cash and cash equivalents are carried at cost, which approximates fair value.  On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A., which is related to a project guarantee by AB DnB NORD bankas to Security Holdings B.V., a portfolio company investment, and is classified as restricted cash equivalents on the Company’s Consolidated Balance Sheets (equivalent to approximately $5.5 million at July 31, 2015 and approximately $6.3 million at October 31, 2014).

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. The Company does not expect to adopt ASU 2014-15 early and does not believe the standard will have a material impact on our financial statements, when adopted.

In February 2015, the FASB issued Accounting Standards Update 2015-2, which updated consolidation standards under ASC Topic 810, “Consolidation”. Under this update, a new consolidation analysis is required for variable interest entities (“VIEs”) and will limit the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. The FASB decided to eliminate some of the criteria under which their fees are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-2 to have a material impact on our financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability are to be presented as a direct deduction from the debt liability rather than as an asset on the balance sheet, consistent with debt discounts. For public business entities, the final guidance will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect to adopt ASU No. 2015-03 early and does not believe the standard will have a material impact on our financial statements, when adopted.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The new guidance removes the requirement that investments for which NAV is determined based on practical expedient reliance be reported utilizing the fair value hierarchy. ASU No. 2015-07 is required to be applied retrospectively for periods beginning on or after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect to adopt ASU No. 2015-07 early and is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

6. Investment Valuation Policy

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification, Fair Value Measurement (“ASC 820”). In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date and majority-owned publicly traded securities and other privately held securities are valued as determined in good faith by the Valuation Committee of our Board of Directors. For legally or contractually restricted securities of companies that are publicly traded, the value is based on the closing market quote on the valuation date minus a discount for the restriction.  At July 31, 2015, we did not own restricted or unrestricted securities of any publicly traded company in which we have a majority-owned interest but did own one security in which we have a minority-owned interest.

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

Pursuant to our Valuation Procedures, the Valuation Committee (which is comprised of three Independent Directors) determines fair values of portfolio company investments on a quarterly basis (or more frequently, if deemed appropriate under the circumstances). In doing so, the Committee considers the recommendations of The Tokarz Group Advisers LLC (“TTG Advisers”).  Any changes in valuation are recorded in the consolidated statements of operations as “Net unrealized appreciation (depreciation) on investments.”

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

At July 31, 2015 and October 31, 2014, approximately 73.09% and 75.79%, respectively, of total assets represented investments in portfolio companies recorded at fair value (“Fair Value Investments”).

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

The Company does not utilize hedge accounting and instead, when applicable, marks its derivatives to market on the Company’s consolidated statement of operations.

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

Interest income, adjusted for amortization of premium and accretion of discount on a yield to maturity methodology, is recorded on an accrual basis to the extent that such amounts are expected to be collected.  Origination and/or closing fees associated with investments in portfolio companies are recorded as income at the time the investment is made.  Upon the prepayment of a loan or debt security, any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans when received as fee income.  Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that the Company expects to collect such amounts.

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

7. Concentration of Market Risk

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments and escrow receivables (other than cash equivalents), which collectively represented approximately 74.64% and 77.48% of the Company’s total assets at July 31, 2015 and October 31, 2014, respectively. As discussed in Note 8, these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that the Company’s portfolio investments (other than cash equivalents) are generally illiquid, in small and middle market companies, and include foreign investments (which subject the Company to additional risks such as currency, geographic, demographic and operational risks), entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk.  Additionally, we are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore may invest a significant portion of our assets in a relatively small number of portfolio companies, which gives rise to a risk of significant loss should the performance or financial condition of one or more portfolio companies deteriorate.  As of July 31, 2015, the fair value of our largest investment, U.S. Gas & Electric, Inc. (“U.S. Gas”), comprised 17.6% of our total assets and 31.5% of our net assets.  The Company’s investments in short-term securities are generally in U.S. government securities, with a maturity of greater than three months but generally less than one year or other high quality and highly liquid investments.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents.

The following table shows the portfolio composition by industry grouping at fair value as a percentage of net assets as of July 31, 2015 and October 31, 2014.

	July 31, 2015	October 31, 2014
Energy Services	31.52%	27.39%
Electrical Engineering	15.59%	14.71%
Medical Device Manufacturer	12.89%	15.02%
Manufacturer of Pipe Fittings	8.91%	8.58%
Private Equity	7.04%	5.95%
Business Services	5.92%	0.00%
Renewable Energy	5.62%	7.49%
Automotive Dealerships	5.47%	6.27%
Software	5.00%	1.45%
Food Services	4.99%	4.53%
Consumer Products	4.35%	1.83%
Transportation	3.94%	0.00%
Environmental Services	3.29%	7.29%
Regulated Investment Company	2.79%	2.84%
Insurance	2.68%	2.25%
Distributor - Landscaping and Irrigation Equipment	2.61%	2.26%
Specialty Chemicals	2.47%	9.42%
Iron Foundries	2.18%	5.09%
Technology Investment - Financial Services	1.85%	1.71%
Real Estate Management	1.85%	1.79%
Electronics Manufacturing and Repair	1.67%	0.00%
Restaurants	0.67%	0.00%
Port Facilities	0.31%	0.36%
Manufacturer of Laminate Material and Composites	0.21%	0.99%
Consumer Services	0.00%	2.94%
Health & Beauty - Distributor	0.00%	0.00%
Retail Store Fixtures	0.00%	0.00%
	133.82%	130.16%

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

The levels of fair value inputs used to measure our investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:

•                                          Level 1: Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We use Level 1 inputs for investments in publicly traded unrestricted securities for which we do not have a controlling interest. Such investments are valued at the closing price on the measurement date.  We valued one of our investments using Level 1 inputs as of July 31, 2015.

•                                          Level 2: Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly or other inputs that are observable or can be corroborated by observable market data. Additionally, the Company’s interests in Investment Vehicles that can be withdrawn by the Company at the net asset value reported by such Investment Vehicle as of the measurement date or within six months of the measurement date are generally categorized as Level 2 investments.  We did not value any of our investments using Level 2 inputs as of July 31, 2015.

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

The following fair value hierarchy tables set forth our assets and liabilities by level as of July 31, 2015 and October 31, 2014 (in thousands):

	July 31, 2015
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$133,497	$133,497
Common Stock	8,356	—	8,590	16,946
Preferred Stock	—	—	148,636	148,636
Warrants	—	—	1,725	1,725
Common Equity Interest	—	—	74,532	74,532
LP Interest	—	—	20,558	20,558
GP Interest	—	—	518	518
LLC Interest	—	—	3,992	3,992
Guarantee	—	—	(48)	(48)
Escrow Receivable	—	—	293	293
Total Investments, net	$8,356	$—	$392,293	$400,649

	October 31, 2014
	Level 1	Level 2	Level 3	Total
Senior/Subordinated Loans and credit facilities	$—	$—	$129,129	$129,129
Common Stock	9,778	—	24,547	34,325
Preferred Stock	—	—	160,459	160,459
Warrants	—	—	713	713
Common Equity Interest	—	—	98,606	98,606
LP Interest	—	—	19,969	19,969
GP Interest	—	—	504	504
LLC Interest	—	—	3,992	3,992
Guarantee	—	—	(67)	(67)
Escrow receivables	—	—	—	—
Short-term investments	—	99,897	—	99,897
Total Investments, net	$9,778	$99,897	$437,852	$547,527

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.  Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.  During the nine month period ended July 31, 2015 and the year ended October 31, 2014, there were no transfers in and out of Level 1 or 2.

The following tables set forth a summary of changes in the fair value of investment assets and liabilities measured using Level 3 inputs for the nine month period ended July 31, 2015, and July 31, 2014 (in thousands):

	Balances, November 1, 2014	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, July 31, 2015
Senior/Subordinated Loans and credit facilities	$129,129	$(2,073)	$1,943	$(15,971)	$59,970	$(39,501)	$—	$133,497
Common Stock	24,547	15,040	(15,050)	(81)	1,034	(16,900)	—	8,590
Preferred Stock	160,459	—	—	(15,289)	3,466	—	—	148,636
Warrants	713	—	—	392	620	—	—	1,725
Common Equity Interest	98,606	—	—	(16,751)	1,342	(8,665)	—	74,532
LP Interest	19,969	—	—	589	—	—	—	20,558
GP Interest	504	—	—	14	—	—	—	518
LLC Interest	3,992	—	—	—	—	—	—	3,992
Guarantees	(67)	—	—	19	—	—	—	(48)
Escrow Receivable	—	—	—	(15)	308	—	—	293
Total	$437,852	$12,967	$(13,107)	$(47,093)	$66,740	$(65,066)	$—	$392,293

	Balances, November 1, 2013	Realized Gains (Losses) (1)	Reversal of Prior Period (Appreciation) Depreciation on Realization (2)	Unrealized Appreciation (Depreciation) (3)	Purchases (4)	Sales (5)	Transfers In & Out of Level 3	Balances, July 31, 2014
Senior/Subordinated Loans and credit facilities	$113,153	$(190)	$1,000	$(6,090)	$44,245	$(45,712)	$—	$106,406
Common Stock	19,593	—	—	4,327	764	—	—	24,684
Preferred Stock	180,357	—	—	(8,681)	18,401	(3,761)	—	186,316
Warrants	220	—	—	672	825	(722)	—	995
Other Equity Investments (Common Equity Interest, LP Interest, GP Interest, LLC Interest)	126,975	2,989	(4,128)	(26,312)	22,644	(6,267)	—	115,901
Guarantees	—	—	—	(92)	—	—	—	(92)
Escrow receivables	6,237	492	—	—	—	(792)	—	5,937
Total	$446,535	$3,291	$(3,128)	$(36,176)	$86,879	$(57,254)	$—	$440,147

(1)               Included in net realized gain (loss) on investments in the Consolidated Statements of Operations.

(2)               Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities disposed of during the nine month period ended July 31, 2015 and July 31, 2014, respectively.

(3)               Included in net unrealized appreciation (depreciation) of investments in the Consolidated Statements of Operations related to securities held at July 31, 2015 and July 31, 2014, respectively.

(4)               Includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, premiums and closing fees and the exchange of one or more existing securities for new securities.

(5)               Includes decreases in the cost basis of investments resulting from principal repayments or sales.

In accordance with ASU 2011-04, the following tables summarize information about the Company’s Level 3 fair value measurements as of July 31, 2015 and October 31, 2014 (in thousands):

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	7/31/2015	Valuation technique	Unobservable input	Low	High	average (a)

Common Stock (c) (d)	$8,590	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	100.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	15.0%	30.0%	30.0%

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	4.7x	4.7x	4.7x
			Forward EBITDA Multiple	7.0x	7.0x	7.0x
			Discount to Letter of Intent	2.0%	2.0%	2.0%

Senior/Subordinated loans	$133,497	Market Approach	EBITDA Multiple	5.0x	6.0x	5.1x
and credit facilities (b) (d)			Forward EBITDA Multiple	7.0x	7.0x	7.0x

		Income Approach	Required Rate of Return	10.0%	16.0%	13.7%

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A
			Discount to Liquidation Value of Accounts Recievable	20.0%	20.0%	20.0%
			Discount to Liquidation Value of Equipment	95.0%	95.0%	95.0%

LP Interest	$20,558	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%

GP Interest	$518	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%

LLC Interest	$3,992	Market Approach	EBITDA Multiple	6.0x	6.0x	6.0x

Common Equity Interest	$74,532	Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			Forward EBITDA Multiple	7.0x	7.0x	7.0x
			EBITDA Multiple	5.5x	6.4x	6.1x
			Multiple of Book Value	1.0x	1.0x	1.0x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	12.4%	15.2%	14.8%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

Preferred Stock (c)	$148,636	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	5.0x	5.0x	3.4x
			% of AUM	9.90%	9.90%	9.90%
			Illiquidity Discount	30.0%	30.0%	30.0%
			Multiple of Book Value	1.0x	1.0x	1.0x
			EBT Multiple	22.5x	22.5x	22.5x
			Discount to Letter of Intent	2.0%	2.0%	2.0%

		Income Approach	Discount Rate	15.0%	15.7%	15.7%
			Perpetual Growth Rate of Free Cash Flow	2.5%	2.5%	2.5%

Warrants	$1,725	Market Approach	Discount to Enterprise Value of Joint Venture	0.0%	0.0%	0.0%

Guarantees	$(48)	Income Approach	Discount Rate	7.3%	7.3%	7.3%

Escrows	$293	Income Approach	Discount Rate	5.0%	5.0%	5.0%

Total	$392,293

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

 * The above table excludes certain investments whose fair value is zero due to certain specific situations at the portfolio company level.

NM - Not Meaningful

Quantitative Information about Level 3 Fair Value Measurements*

	Fair value as of			Range		Weighted
	10/31/2014	Valuation technique	Unobservable input	Low	High	average (a)

Common Stock (c) (d)	$24,547	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	100.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	12.6%	15.0%	12.6%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	5.0x	9.0x	5.0x
			Forward EBITDA Multiple	5.5x	5.5x	5.5x

Senior/Subordinated loans	$129,129	Adjusted Net Asset Approach	Discount to Net Asset Value	30.0%	30.0%	30.0%
and credit facilities (b) (d)

		Market Approach	EBITDA Multiple	5.0x	10.2x	8.0x
			Forward EBITDA Multiple	5.0x	5.5x	5.1x
			Market Quotes	101.0%	101.0%	101.0%
			Discount to Forward EBITDA	15.0%	15.0%	15.0%

		Income Approach	Discount Rate	12.6%	12.6%	12.6%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%
			Required Rate of Return	9.2%	16.0%	11.7%

LP Interest	$19,969	Adjusted Net Asset Approach	Discount to Net Asset Value	N/A	N/A	N/A

GP Interest	$504	Adjusted Net Asset Approach	Discount to Net Asset Value	N/A	N/A	N/A

LLC Interest	$3,992	Market Approach	EBITDA Multiple	6.0x	6.0x	6.0x

Common Equity Interest	$98,606	Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			Forward EBITDA Multiple	7.0x	7.0x	7.0x
			EBITDA Multiple	5.0x	5.5x	5.2x
			Euros per TTM MWhr	€0.70	€0.70	€0.70
			Multiple of Book Value	1.0x	1.0x	1.0x

		Adjusted Net Asset Approach	Real Estate Appraisals	N/A	N/A	N/A

		Income Approach	Discount Rate	8.0%	15.5%	13.5%
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	3.0%

Preferred Stock (c)	$160,459	Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	0.0%
			Real Estate Appraisals	N/A	N/A	N/A

		Market Approach	Revenue Multiple	2.0x	2.0x	2.0x
			EBITDA Multiple	9.0x	9.0x	9.0x
			% of AUM	1.06%	1.06%	1.06%
			Illiquidity Discount	30.0%	30.0%	30.0%
			Multiple of Book Value	1.0x	1.0x	1.0x
			EBT Multiple	16.1x	16.1x	16.1x
			Forward EBITDA Multiple	5.0x	5.0x	5.0x
			Discount to Forward EBITDA	15.0%	15.0%	15.0%

		Income Approach	Discount Rate	15.0%	16.6%	16.6%
			Perpetual Growth Rate of Free Cash Flow	2.5%	2.5%	2.5%

Warrants	$713	Market Approach	EBITDA Multiple	6.0x	6.0x	6.0x

		Income Approach	Discount Rate	21.5%	21.5%	NM
			Perpetual Growth Rate of Free Cash Flow	3.0%	3.0%	NM
			Illiquidity Discount	100.0%	100.0%	NM

		Adjusted Net Asset Approach	Discount to Net Asset Value	0.0%	0.0%	NM

Guarantees	$(67)	Income Approach	Discount Rate	7.3%	7.3%	7.3%

Total	$437,852

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

For the Nine Month Period Ended July 31, 2015

During the nine month period ended July 31, 2015, the Company made eight new investments, committing capital totaling approximately $58.1 million.  The investments were made in RX Innovations, Inc. (“RX”) ($10.3 million), Agri-Carriers Group, Inc. (“Agri-Carriers”) ($11.8 million), Legal Solutions Holdings, Inc. (“Legal Solutions”) ($8.7 million), The Results Companies, LLC (“Results Companies”) ($9.0 million), Vestal Manufacturing Enterprises, Inc. (“Vestal”) ($6.5 million), Thunderdome Restaurants, LLC (“Thunderdome”) ($2.0 million), Initials, Inc. (“Initials”) ($4.8 million) and United States Technologies, Inc. (“U.S. Technologies”) ($5.0 million).

During the nine month period ended July 31, 2015, the Company made 4 follow-on investments into 4 existing portfolio companies totaling approximately $2.6 million.  On May 27, 2015, the Company invested an additional $1.1 million into MVC Automotive Group GmbH (“MVC Automotive”) in the form of common equity interest.  On June 3, 2015, the Company invested an additional $250,000 into Centile Holdings B.V. (“Centile”) in the form of common equity interest. On July 6, 2015, the Company invested $250,000 into Biovation Acquisition Company (“BAC”) in the form of equity.  See below for further information on BAC. On July 7, 2015, the Company made a secured $1.0 million loan to Biogenic.  The loan has a 16% interest rate and matures on February 29, 2016.  The Company also received a warrant at no cost and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.

On November 26, 2014, Summit Research Labs, Inc. repaid its second lien loan in full including all accrued interest totaling approximately $25.7 million.

On December 31, 2014, the Company received distributions totaling $388,000 from the PE Fund, which was treated as a return of capital.

On April 20, 2015, BAC credit purchased the assets of Biovation.  The Company received 90 shares of class B non-voting common stock in BAC as part of the transaction and realized a loss on Biovation of approximately $2.2 million.

On May 1, 2015, the Company sold 2,893 shares of common stock in Ohio Medical Corporation (“Ohio Medical”) for a nominal amount resulting in no realized gain or loss.

On May 29, 2015, the Company sold its 81,000 shares of common stock in Vestal receiving total proceeds of approximately $17.9 million resulting in a realized gain of approximately $15.0 million.  The total proceeds includes a $1.0 million dividend and assumes full receipt of the escrow proceeds.  The $600,000 loan was also repaid in full, including all accrued interest.  As part of the transaction, the Company reinvested approximately $6.3 million in the form of a subordinated loan, $250,000 for 5,610 shares of common stock and a warrant with no cost. The loan has an interest rate of 15% and matures on November 28, 2021.

On June 19, 2015, the Company monetized a majority of its investment in Velocitius B.V. (“Velocitius”), receiving approximately $9.2 million in proceeds, which included a return of capital and closing fees and was net of a minimal currency loss.

During the month ended June 30, 2015, the Company sold its $10.0 million PrePaid Legal loan for proceeds totaling approximately $10.1 million, including all accrued interest.

During the nine month period ended July 31, 2015, Custom Alloy Corporation (“Custom Alloy”) made principal payments totaling $3.5 million on its unsecured subordinated loan.  The balance of the loan at July 31, 2015 was $3.0 million.

During the quarter ended January 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in Foliofn, Inc. (“Foliofn”) preferred stock by $109,000, Turf Products, LLC (“Turf”) loan by approximately $2,000, RuMe Inc. (“RuMe”) series C preferred stock by $800,000 and series B preferred stock by $200,000, Advantage Insurance Holdings LTD (“Advantage”) preferred stock by $20,000, Biogenic Reagents (“Biogenic”) warrant and senior convertible note by a net total of approximately $28,000 and U.S. Spray Drying Holding Company (“SCSD”) common stock by $387,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s Seafood International, LLC (“Morey’s”), and U.S. Gas were due to the capitalization of PIK interest totaling $436,878.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.1 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $759,000, Custom Alloy second lien loan by approximately $84,000, NPWT Corporation (“NPWT”) common stock by $2,000 and preferred stock by $36,000, SIA Tekers Invest (“Tekers”) common stock by $170,000,  PrePaid Legal loan by $100,000,  Centile equity interest by $538,000, Biovation Holdings Inc. (“Biovations”) loan by approximately $716,000, Velocitius equity interest by approximately $1.1 million, Security Holdings B.V. (“Security Holdings”) equity interest by $1.1 million, JSC Tekers Holdings (“JSC Tekers”) preferred stock by approximately $599,000, MVC Automotive equity interest by approximately $5.9 million, SGDA Europe B.V. (“SGDA Europe”) equity interest by approximately $749,000 and Inland Environmental & Remediation LP (“Inland”) warrant by approximately $700,000.

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

During the quarter ended July 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in RuMe series C preferred stock by approximately $198,000 and series B preferred stock by approximately $53,000, Custom Alloy second lien loan by approximately $191,000, Turf guarantee by approximately $19,000, Centile equity interest by $48,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $751,000 and Advantage preferred stock by approximately $302,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal and U.S. Gas were due to the capitalization of PIK interest totaling $525,997.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.2 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by $383,000, NPWT preferred stock by $1,000, Tekers common stock by $117,000, Turf loan by approximately $2,000, Vestal escrow by approximately $15,000, BAC common stock by approximately $167,000, Biogenic warrant and senior convertible note by a net total of approximately $2,000, Morey’s second lien loan by approximately $753,000, Inland loan by $10.0 million, Velocitius equity interest by approximately $774,000, JSC Tekers preferred stock by $35,000, SGDA Europe equity interest by approximately $1.1 million, Ohio Medical series A preferred stock by $6.0 million, MVC Automotive equity interest by $616,000 and Security Holdings equity interest by $2.0 million.

During the nine month period ended July 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in Turf loan and guarantee by a total of approximately $20,000, Biogenic warrant and senior convertible note by a net total of approximately $878,000, SCSD common stock by $387,000, Advantage preferred stock by approximately $294,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $602,000, Custom Alloy second lien loan by approximately $96,000 and RuMe series C preferred stock by approximately $1.6 million and series B preferred stock by approximately $395,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal and U.S. Gas were due to the capitalization of PIK interest totaling $1,464,781.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $3.5 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by $356,000, NPWT common stock by $3,000 and preferred stock by $49,000, Tekers common stock by $308,000, PrePaid Legal loan by $100,000, Centile equity interest by $588,000, BAC common stock by approximately $167,000, Vestal escrow by approximately $15,000, Biovations loan by approximately $3.4 million, Morey’s second lien loan by approximately $1.0 million, Velocitius equity interest by $2.8 million, JSC Tekers preferred stock by $629,000, Security Holdings equity interest by $4.0 million, SGDA Europe equity interest by approximately $3.2 million, Ohio Medical series A preferred stock by $16.5 million, MVC Automotive equity interest by $6.3 million and Inland warrant by approximately $700,000 and loan by approximately $11.4 million.

At July 31, 2015, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $400.4 million with a cost basis of $450.3 million.  At July 31, 2015, the fair value and cost basis of investments made by the Company’s former management team pursuant to the prior investment objective (“Legacy Investments”) was $5.5 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $394.9 million and $426.5 million, respectively.  At October 31, 2014, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $447.6 million with a cost basis of $440.0 million.  At October 31, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.7 million and $416.2 million, respectively.

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

9. Commitments and Contingencies

Commitments to Portfolio Companies:

At July 31, 2015 and October 31, 2014, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at July 31, 2015
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2014
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At July 31, 2015 and October 31, 2014, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at July 31, 2015
MVC Automotive	$7.1 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$8.1 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2014
MVC Automotive	$5.0 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$6.0 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At July 31, 2015, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be approximately -$48,000 or negative $48,000.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, which did not have an outstanding balance as of July 31, 2015.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Overtime, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. As such, the balance of the guarantee as of July 31, 2015 is approximately 6.5 million Euro (equivalent to approximately $7.1 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of -$48,000 or negative $48,000 as of July 31, 2015.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in portfolio companies of the PE Fund or to pay operating expenses of the PE Fund.  As of July 31, 2015, $14.6 million of the Company’s commitment has been contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A. (equivalent to approximately $5.5 million at July 31, 2015), which is classified as restricted cash equivalents on the Company’s consolidated balance sheet at July 31, 2015.  This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, the Company pledged its common stock and series A convertible preferred stock of Ohio Medical to collateralize a loan made to Ohio Medical by another financial institution.  On June 27, 2013, the Company pledged its series C convertible preferred stock of Ohio Medical to further collateralize the same third party loan made to Ohio Medical in 2011.

Commitments of the Company

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

On February 26, 2013, the Company received the funds related to the Senior Notes offering, net of expenses, and subsequently repaid the credit facility (the “Credit Facility”) with Guggenheim as administrative agent for the lenders in full, including all accrued interest.  The Company used the excess net proceeds after the repayment of the Credit Facility for general corporate purposes, including, for example, investing in portfolio companies according to our investment objective and strategy, repurchasing shares pursuant to the share repurchase program adopted by our Board of Directors, funding distributions, and/or funding the activities of our subsidiaries.

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of July 31, 2015, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $113.7 million. The market value of the Senior Notes is based on the closing price of the security as of July 31, 2015 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). At October 31, 2013, the balance of Credit Facility II was $50.0 million.  On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  On December 1, 2015, Credit Facility II was renewed and will now expire on May 31, 2016, at which time all outstanding amounts under it will be due and payable.  During the nine month period ended July 31, 2015, the Company’s net repayments on Credit Facility II were $0, resulting in an outstanding balance of $100.0 million at July 31, 2015.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

On December 30, 2014, the Company entered into a 6 month, $25.0 million bridge loan (“Bridge Loan”) with Firstrust Bank, initially borrowing approximately $15.9 million.  Prior to maturity, the Bridge Loan was extended to October 30, 2015.  During the nine month period ended July 31, 2015 and after the initial borrowing of $15.9 million, the Company borrowed approximately $12.8 million and repaid approximately $15.9 million, resulting in an outstanding balance of approximately of $12.8 million.  Borrowings under the Bridge Loan will bear interest at 5%.  The Company paid closing fees, legal and other costs associated with the transaction.  These costs will be amortized over the life of the Bridge Loan.  See Note 16 Subsequent Events for additional information.

The Company enters into contracts with Portfolio Companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

10. Management

On November 6, 2003, Michael Tokarz assumed his positions as Chairman, Portfolio Manager and Director of the Company. From November 6, 2003 to October 31, 2006, the Company was internally managed.  Effective November 1, 2006, Mr. Tokarz’s employment agreement with the Company terminated and the obligations under that agreement were superseded by those under the Advisory Agreement entered into with TTG Advisers.  Under the terms of the Advisory Agreement, the Company pays TTG Advisers a base management fee and an incentive fee for its provision of investment advisory and management services.

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

At October 31, 2014, the provision for estimated incentive compensation was approximately $14.7 million.  During the nine month period ended July 31, 2015, this provision for incentive compensation was decreased by a net amount of approximately $9.0 million to approximately $5.7 million.  The net decrease in the provision for incentive compensation during the nine month period ended July 31, 2015 primarily reflects the Valuation Committee’s determination to decrease the fair values of fifteen of the Company’s portfolio investments (NPWT, BAC, Tekers, PrePaid Legal, Centile, Biovation, Inland, MVC Automotive, Ohio Medical, SGDA Europe, Security Holdings, JSC Tekers, Morey’s, Velocitius and Equus) by a total of approximately $52.5 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of six of the Company’s portfolio investments (Turf, RuMe, Biogenic, Custom Alloy, Advantage Insurance and SCSD) by a total of approximately $3.7 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $3.5 million due to a PIK distribution, which was treated as a return of capital.  For the nine month period ended July 31, 2015, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.

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

12. Tax Matters

On October 31, 2014, the Company did not have a net capital loss carryforward. The Company had approximately $18.3 million in unrealized losses associated with Legacy Investments as of July 31, 2015.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. During the nine month period ended July 31, 2015, the Company did not incur any interest or penalties.  Although we file federal and state tax returns, our major tax jurisdiction is federal for the Company and MVCFS.  The fiscal years 2011 through 2015 for the Company and MVCFS remain subject to examination by the IRS.

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

For the Quarter Ended January 31, 2015

On December 19, 2014, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on January 7, 2015 to shareholders of record on December 31, 2014 and amounted to $3,064,881.

During the quarter ended January 31, 2015, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 5,647 shares of our common stock at an average price of $10.14, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

For the Quarter Ended April 30, 2015

On April 17, 2015, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on April 30, 2015 to shareholders of record on April 27, 2015 and amounted to $3,064,881.

During the quarter ended April 30, 2015, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 5,855 shares of our common stock at an average price of $9.92, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

For the Quarter Ended July 31, 2015

On July 17, 2015, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on July 31, 2015 to shareholders of record on July 27, 2015 and amounted to $3,064,881.

During the quarter ended July 31, 2015, as part of the Company’s dividend reinvestment plan for our common stockholders, the Plan Agent purchased 6,141 shares of our common stock at an average price of $9.55, including commission, in the open market in order to satisfy the reinvestment portion of our dividends under the Plan.

SHARE REPURCHASE PROGRAM

On April 3, 2013 the Company’s Board of Directors authorized an expanded share repurchase program to opportunistically buy back shares in the market in an effort to narrow the market discount of its shares.  The previously authorized $5 million limit has been eliminated.  Under the repurchase program, shares may be repurchased from time to time at prevailing market prices. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.  The following table represents purchases made under our stock repurchase program for the fiscal year ended October 31, 2014.  There were no repurchases made during the nine month period ended July 31, 2015.

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

The following table presents book basis segment data for the nine month period ended July 31, 2015:

	MVC	MVCFS	Consolidated

Interest and dividend income	$14,937,810	$64	$14,937,874
Fee income	—	1,829,658	1,829,658
Fee income - asset management	—	885,226	885,226

Total operating income	14,937,810	2,714,948	17,652,758

Total operating expenses	3,584,483	5,347,744	8,932,227
Less: Waivers by Adviser	(112,500)	—	(112,500)
Total net operating expenses	3,471,983	5,347,744	8,819,727

Net operating income (loss) before taxes	11,465,827	(2,632,796)	8,833,031

Tax expense	—	1,317	1,317
Net operating income (loss)	11,465,827	(2,634,113)	8,831,714

Net realized gain on investments	13,130,632	—	13,130,632
Net unrealized (depreciation) appreciation on investments	(57,501,396)	23,773	(57,477,623)

Net decrease in net assets resulting from operations	$(32,904,937)	$(2,610,340)	$(35,515,277)

15. Significant Subsidiaries

We have determined that for the nine month period ended July 31, 2015, MVC Automotive and Ohio Medical, unconsolidated portfolio companies, have met the conditions of significant subsidiaries. The financial information presented below includes summarized balance sheets as of June 30, 2015 (the last fiscal quarter-end prior to July 31, 2015 for each of these companies) and income statements for the period October 1, 2014 to June 30, 2015.  The financial information below is based on unaudited financial statements and has been prepared and furnished by MVC Automotive / Ohio Medical and not the Company.

Balance Sheet All numbers In thousands	Ohio Medical As of June 30, 2015	MVC Automotive As of June 30, 2015	Ohio Medical As of June 30, 2014	MVC Automotive As of June 30, 2014*
Assets:
Total current assets	$20,225	$48,616	$20,792	$74,059
Total non-current assets	99,038	31,144	104,666	38,331
Total Assets	$119,263	$79,760	$125,458	$112,390

Liabilities and Shareholders Equity:
Current Liabilities	$9,339	$58,004	$9,195	$75,721
Long-term liabilities	45,769	19,827	52,672	24,488
Shareholders Equity	64,155	1,929	63,591	12,181
Total Liabilities and Shareholders Equity	$119,263	$79,760	$125,458	$112,390

	Ohio Medical	MVC Automotive	Ohio Medical	MVC Automotive
	For the Period from	For the Period from	For the Period from	For the Period from
Income Statement	October 1, 2014 to	October 1, 2014 to	October 1, 2013 to	October 1, 2013 to
All numbers In thousands	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014*
Net Sales & Revenue	$38,611	$135,586	$36,088	$182,423
Cost of Sales	20,016	127,402	19,744	165,484
Gross Margin	18,595	8,184	16,344	16,939
Operating Expenses	13,243	14,271	12,142	20,245
Operating Income	5,352	(6,087)	4,202	(3,306)
Income Tax (Benefit)	580	(186)	324	41
Interest Expense	3,434	1,314	3,901	1,233
Other Expenses (Income), Net	426	(142)	651	(373)
Net Income (Loss)	$912	$(7,073)	$(674)	$(4,207)

*The MVC Auto financial information excludes the results of one of MVC Auto’s subsidiary dealerships which filed for bankruptcy in March 2014 and whose records are restricted by the local administrator of the bankruptcy.

16. Subsequent Events

On October 16, 2015, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on October 30, 2015 to shareholders of record on October 26, 2015 and amounted to approximately $3.1 million.

On October 16, 2015, the Company sold its remaining equity interest in Velocitius and received zero proceeds resulting in a realized loss of approximately $2.7 million.

On October 19, 2015, the Company invested an additional $1.7 million in MVC Automotive.

On October 29, 2015, the Board approved the renewal of the Advisory Agreement for the 2016 fiscal year. Further, the Adviser agreed to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2016. In addition, the Adviser agreed to waive $1 million of any incentive fee on capital gains if and when payable to the Adviser under the Advisory Agreement. Furthermore, the Company and the Adviser agreed to reduce the expense cap for fiscal 2016 to 3.25% under the Modified Methodology.

On October 30, 2015, the Bridge Loan’s maturity date was extended to December 31, 2015.  The Bridge Loan was then replaced on December 9, 2015 with the new revolving borrowing base credit facility with Santander Bank N.A.

On October 30, 2015, the Company realized a loss of $6.7 million with the dissolution of Harmony.

On November 3, 2015, Results Companies repaid its loan in full, including all accrued interest totaling approximately $10.0 million.

On November 20, 2015 and December 3, 2015, the Company invested an additional $538,000 and $1.1 million, respectively, in MVC Automotive common equity.

On December 1, 2015, Credit Facility II was renewed and will now expire on May 31, 2016, at which time all outstanding amounts under it will be due and payable.  The Company is in compliance with all loan covenants related to Credit Facility II as of the filing of this Form 10-Q.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  The revolving credit facility can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $10.0 million.  The new facility will replace the $30.0 million Bridge Loan with Firstrust Bank that matured on December 31, 2015.

On December 15, 2015, the Company loaned approximately $1.6 million to Somotra nv, a wholly-owned subsidiary of MVC Automotive.

On December 18, 2015, the Company invested approximately $5.1 million in Pride Engineering, LLC in the form of a second lien loan.  The loan bears annual interest of 12% and matures on May 18, 2021.

On December 21, 2015, the Company’s Board of Directors declared a dividend of $0.135 per share.  Additionally, due to the realization of capital gains, the Company’s Board of Directors declared a special dividend of $0.17 per share.  The dividend was paid on January 8, 2016 to shareholders of record on December 31, 2015 and totaled approximately $6.9 million.

On December 31, 2015, the Company completed the sale of Ohio Medical through an asset sale.  The Company expects gross proceeds of approximately $40.0 million, including fees. At the time of closing, the Company received cash proceeds of approximately $29.0 million and anticipates receiving an additional $11.0 million, assuming the full receipt of all escrow proceeds scheduled for various periods, with the final release of payment scheduled for 18 months from the closing.

On January 4, 2016, the Company loaned an additional $1.5 million to Legal Solutions Holdings, Inc., which increased the senior subordinated loan to approximately $8.7 million.

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

Selected Consolidated Financial Data

	For the Nine Month Period Ended July 31, 2015	For the Nine Month Period Ended July 31, 2014	Year Ended
	(Unaudited)	(Unaudited)	October 31, 2014
	(In thousands, except per share data)
Operating Data:
Interest and related portfolio income:
Interest and dividend income	$14,938	$11,792	$15,311
Fee income	1,830	1,245	1,562
Fee income - asset management	885	1,493	1,910
Other income	—	962	1,033

Total operating income	17,653	15,492	19,816

Expenses:
Management fee	5,945	6,561	8,681
Portfolio fees - asset management	580	600	986
Management fee - asset management	75	480	354
Administrative	3,620	2,730	3,672
Interest and other borrowing costs	7,698	7,087	9,442
Net Incentive compensation (Note 11)	(8,986)	(2,411)	(4,750)

Total operating expenses	8,932	15,047	18,385

Voluntary Expense Waiver by Adviser	(113)	(113)	(150)

Total waiver by adviser	(113)	(113)	(150)

Total net operating expenses	8,819	14,934	18,235

Net operating income before taxes	8,834	558	1,581

Tax expense, net	2	2	2

Net operating income	8,832	556	1,579

Net realized and unrealized loss:
Net realized gain (loss) on investments	13,131	3,156	16,520
Net change in unrealized depreciation on investments	(57,478)	(12,940)	(37,941)

Net realized and unrealized loss on investments	(44,347)	(9,784)	(21,421)

Net decrease in net assets resulting from operations	$(35,515)	$(9,228)	$(19,842)

Per Share:
Net decrease in net assets per share resulting from operations	$(1.56)	$(0.42)	$(0.88)
Dividends per share	$0.405	$0.405	$0.540
Balance Sheet Data:
Portfolio at value	$400,356	$445,187	$447,630
Portfolio at cost	450,257	412,249	439,970
Total assets	536,751	593,233	577,713
Shareholders’ equity	299,187	357,584	343,903
Shareholders’ equity per share (net asset value)	$13.18	$15.75	$15.15
Common shares outstanding at period end	22,703	22,703	22,703
Other Data:
Number of Investments funded in period	12	20	24
Investments funded ($) in period	$60,889	$61,608	$103,671
Repayment/sales in period	65,197	33,583	62,508
Net investment activity in period	(4,308)	28,025	41,163

	2015			2014				2013
	Q3	Q2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
	(In thousands, except per share data)
Quarterly Data (Unaudited):

Total operating income	7,524	5,273	4,856	4,325	5,016	5,862	4,613	4,469	7,245	6,663	6,386

Management fee	1,899	2,066	1,980	2,121	2,144	2,227	2,189	2,109	1,986	1,758	1,979
Portfolio fees - asset management	189	187	204	386	153	341	106	105	103	103	106
Management fee - asset management	77	(18)	16	(126)	17	231	232	233	232	232	232
Administrative	1,136	1,325	1,159	942	1,095	727	908	1,024	897	902	890
Interest, fees and other borrowing costs	2,627	2,616	2,455	2,355	2,426	2,406	2,255	2,254	2,115	1,418	937
Net Incentive compensation	(3,404)	(3,462)	(2,120)	(2,339)	568	(3,414)	435	2,248	3,674	794	(2,888)
Total waiver by adviser	(38)	(37)	(38)	(37)	(38)	(37)	(38)	(37)	(38)	(37)	(38)
Tax expense	1	1	—	—	1	—	1	1	1	1	1
Net operating income (loss) before net realized and unrealized gains	5,037	2,595	1,200	1,023	(1,350)	3,381	(1,475)	(3,468)	(1,725)	1,492	5,167
Net increase (decrease) in net assets resulting from operations	(13,959)	(11,813)	(9,743)	(10,614)	1,738	(12,651)	1,685	4,319	17,081	7,143	(9,273)
Net increase (decrease) in net assets resulting from operations per share	(0.61)	(0.52)	(0.43)	(0.46)	0.07	(0.57)	0.08	0.16	0.74	0.30	(0.38)
Net asset value per share	13.18	13.93	14.58	15.15	15.75	15.89	16.57	16.63	16.57	15.84	15.62

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

The investments can include senior or subordinated loans, convertible debt and convertible preferred securities, common or preferred stock, equity interests, warrants or rights to acquire equity interests, and other private equity transactions. During the fiscal year ended October 31, 2014, the Company made four new investments and made 20 follow-on investments in 13 existing portfolio companies committing a total of $105.8 million of capital to these investments.  During the nine month period ended July 31, 2015, the Company made eight new investments and made 4 follow-on investments committing capital totaling $60.7 million.

The Company’s prior investment objective was to achieve long-term capital appreciation from venture capital investments in information technology companies. The Company’s investments had thus previously focused on investments in equity and debt securities of information technology companies. As of July 31, 2015, approximately 1.0% of the current fair value of our assets consisted of Legacy Investments. We are, however, seeking to manage these Legacy Investments to try and realize maximum returns. We generally seek to capitalize on opportunities to realize cash returns on these investments when presented with a potential “liquidity event,” i.e., a sale, public offering, merger or other reorganization.

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

OPERATING INCOME

For the Nine Month Period Ended July 31, 2015 and 2014. Total operating income was $17.7 million and $15.5 million for the nine month period ended July 31, 2015 and 2014, respectively, an increase of $2.2 million.

For the Nine Month Period Ended July 31, 2015

Total operating income was $17.7 million for the nine month period ended July 31, 2015. The increase in operating income over the same period last year was primarily due to an increase in interest earned on loans, which was the main component of operating income for the nine month period ended

July 31, 2015.  The Company earned approximately $14.9 million in interest and dividend income from investments in portfolio companies.  Of the $14.9 million recorded in interest/dividend income, approximately $3.4 million was “payment in kind”/deferred interest.  The “payment in kind”/deferred interest are computed at the contractual rate specified in each investment agreement and may be added to the principal balance of each investment. The Company’s debt investments yielded annualized rates from 9.75% to 16.0%.  The Company also received fee income from asset management of the PE Fund and its portfolio companies totaling approximately $885,000 and fee income from the Company’s portfolio companies of approximately $1.8 million, totaling approximately $2.7 million.  Of the $885,000 of fee income from asset management activities, 75% of the income is obligated to be paid to TTG Advisers.  However, under the PE Fund’s agreements, a significant portion of the portfolio fees that are paid by the PE Fund’s portfolio companies to the GP and TTG Advisers is subject to recoupment by the PE Fund in the form of an offset to future management fees paid by the PE Fund.

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

OPERATING EXPENSES

For the Nine Month Period Ended July 31, 2015 and 2014.  Operating expenses, net of Voluntary Waivers, were approximately $8.8 million and $14.9 million for the nine month period ended July 31, 2015 and 2014, respectively, a decrease of approximately $6.1 million.

For the Nine Month Period Ended July 31, 2015

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $8.8 million or 3.66% of the Company’s average net assets, when annualized, for the nine month period ended July 31, 2015.  Significant components of operating expenses for the nine month period ended July 31, 2015 were interest and other borrowing costs of approximately $7.7 million and management fee expense paid by the Company of approximately $5.9 million.

The approximately $6.1 million decrease in the Company’s net operating expenses for the nine month period ended July 31, 2015 compared to the same period in 2014, was primarily due to the approximately $6.6 million decrease in the estimated provision for incentive compensation expense, which was partially offset by an increase in interest and other borrowing costs of approximately $611,000.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the

GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2015 fiscal year, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers voluntarily agreed that any assets of the Company that were invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  The Company and the Adviser have agreed to continue the expense cap of 3.5% (on consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets)  into fiscal year 2015, though they have modified the methodology so that the cap is applied to limit the Company’s ratio of expenses to total assets less cash (the “Modified Methodology”), consistent with the asset level used to calculate the base management fee. (The expenses covered by the cap remain unchanged.)   Under the Modified Methodology, for the nine month period ended July 31, 2015, the Company’s expense ratio was 3.05%, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the nine month period ended July 31, 2015, the provision for incentive compensation was decreased by a net amount of approximately $9.0 million to approximately $5.7 million.  The net decrease in the provision for incentive compensation during the nine month period ended July 31, 2015 primarily reflects the Valuation Committee’s determination to decrease the fair values of fifteen of the Company’s portfolio investments (NPWT, BAC, Tekers, PrePaid Legal, Centile, Biovation, Inland, MVC Automotive, Ohio Medical, SGDA Europe, Security Holdings, JSC Tekers, Morey’s, Velocitius and Equus) by a total of approximately $52.5 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of six of the Company’s portfolio investments (Turf, RuMe, Biogenic, Custom Alloy, Advantage Insurance and SCSD) by a total of approximately $3.7 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $3.5 million due to a PIK distribution, which was treated as a return of capital.  For the nine month period ended July 31, 2015, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information.

For the Nine Month Period Ended July 31, 2014

Operating expenses, net of the Voluntary Waivers (as described below), were approximately $14.9 million or 5.45% of the Company’s average net assets, when annualized, for the nine month period ended July 31, 2014.  Significant components of operating expenses for the nine month period ended July 31, 2014 were management fee expense paid by the Company of approximately $6.6 million and interest and other borrowing costs of approximately $7.1 million.

The approximately $423,000 decrease in the Company’s net operating expenses for the nine month period ended July 31, 2014 compared to the same period in 2013, was primarily due to the approximately $4.0 million decrease in the estimated provision for incentive compensation expense, which was partially offset by an increase in interest and other borrowing costs of approximately $2.6 million and an increase in the Company’s management fee expense of approximately $837,000.  The portfolio fees - asset management are payable to TTG Advisers for monitoring and other customary fees received by the GP from portfolio companies of the PE Fund.  To the extent the GP or TTG Advisers receives advisory, monitoring, organization or other customary fees from any portfolio company of the PE Fund or management fees related to the PE Fund, 25% of such fees shall be paid to or retained by the GP and 75% of such fees shall be paid to or retained by TTG Advisers.  For the 2014 fiscal year, TTG Advisers voluntarily agreed to waive $150,000 of expenses that the Company is obligated to reimburse to TTG Advisers under the Advisory Agreement (the “Voluntary Waiver”).  TTG Advisers voluntarily agreed that any assets of the Company that were invested in exchange-traded funds would not be taken into account in the calculation of the base management fee due to TTG Advisers under the Advisory Agreement.  TTG Advisers has voluntarily agreed to waive any management fees on the Company’s assets invested in Equus common stock.  The Company and the Adviser have agreed to continue the expense cap of 3.5% (on consolidated expenses of the Company, including any amounts payable to TTG Advisers under the base management fee, but excluding the amount of any interest and other direct borrowing costs, taxes, incentive compensation, payments made by the GP of the PE Fund to TTG Advisers pursuant to the Portfolio Management Agreement between the GP and TTG Advisers respecting the PE Fund and extraordinary expenses taken as a percentage of the Company’s average net assets)  into fiscal year 2014, though they reserved the right to determine to revise the present calculation methodology later in the year.  For fiscal year 2013 and the nine month period ended July 31, 2014, the Company’s expense ratio was 3.03% and 3.34%, respectively, (taking into account the same carve outs as those applicable to the expense cap).

Pursuant to the terms of the Advisory Agreement, during the nine month period ended July 31, 2014, the provision for incentive compensation was decreased by a net amount of approximately $2.4 million to approximately $17.1 million.  The net decrease in the provision for incentive compensation during the nine month period ended July 31, 2014 primarily reflects the Valuation Committee’s determination to decrease the fair values of fourteen of the Company’s portfolio investments (MVC Automotive, G3K, Ohio Medical, NPWT, U.S. Gas, Velocitius, Octagon, Tekers, JSC Tekers, SGDA Europe, Security Holdings, Centile, Biovation and Turf) by a total of approximately $24.4 million.  The net decrease in the provision also reflects the Valuation Committee’s determination to increase the fair values of seven of the Company’s portfolio investments (Custom Alloy, Advantage, Biogenic, PrePaid Legal, RuMe, Freshii and Vestal) by a total of approximately $7.8 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $2.9 million due to a PIK distribution, which was treated as a return of capital.  For the nine month period ended July 31, 2014, no provision was recorded for the net operating income portion of the incentive fee as pre-incentive fee net operating income did not exceed the hurdle rate.  Please see Note 11 of our consolidated financial statements “Incentive Compensation” for more information.

REALIZED GAINS AND LOSSES ON PORTFOLIO SECURITIES

For the Nine Month Period Ended July 31, 2015 and 2014.  Net realized gains for the nine month period ended July 31, 2015 were approximately $13.1 million and $3.2 million for the nine month period ended July 31, 2014, an increase of approximately $9.9 million.

For the Nine Month Period Ended July 31, 2015

Net realized gains for the nine month period ended July 31, 2015 were approximately $13.1 million.  The main component of the Company’s net realized gain for the nine month period ended July 31, 2015 was primarily due to the realized gain of approximately $15.0 million on the sale of Vestal common stock that was partially offset by the net realized loss of $2.2 million on the sale of the Biovation loans when BAC credit purchased the assets of Biovation.

During the nine month period ended July 31, 2015, the Company also recorded net realized gains of approximately $302,000 with the sale of its short-term investments.

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

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

For the Nine Month Period Ended July 31, 2015 and 2014.  The Company had a net change in unrealized depreciation on portfolio investments of approximately $57.5 million and $12.9 million for the nine month period ended July 31, 2015 and 2014, respectively, a net increase of approximately $44.6 million.

For the Nine Month Period Ended July 31, 2015

The Company had a net change in unrealized depreciation on portfolio investments of approximately $57.5 million for the nine month period ended July 31, 2015.  The change in unrealized depreciation for the nine month period ended July 31, 2015 primarily resulted from the Valuation Committee’s decision to decrease the fair value of the Company’s investments in Foliofn, Inc. preferred stock by $356,000, NPWT common stock by $3,000 and preferred stock by $49,000, Tekers common stock by $308,000,  PrePaid Legal loan by $100,000,  Centile equity interest by $588,000,  BAC common stock by approximately $167,000,  Vestal escrow by approximately $15,000, Biovations loan by approximately $3.4 million,  Morey’s second lien loan by approximately $1.0 million,  Velocitius equity interest by $2.8 million, JSC Tekers preferred stock by $629,000, Security Holdings equity interest by $4.0 million, SGDA Europe equity interest by approximately $3.2 million, Ohio Medical series A preferred stock by $16.5 million, MVC Automotive equity interest by $6.3 million, Inland warrant by approximately $700,000 and loan by approximately $11.4 million and the reversal of the unrealized appreciation on the Vestal common stock which resulted in a realized gain of approximately $15.0 million. These changes in unrealized depreciation were partially off-set by the Valuation Committee determination to increase the fair value of the Company’s investments in Turf loan and guarantee by a total of approximately $20,000, Biogenic warrant and senior convertible note by a total of approximately $878,000, SCSD common stock by $387,000, Advantage preferred stock by approximately $294,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $602,000, Custom Alloy second lien loan by approximately $96,000 and RuMe series C preferred stock by approximately $1.6 million and series B preferred stock by approximately $395,000 and the reversal of the unrealized depreciation on the Biovation loan which resulted in a realized loss of approximately $2.2 million.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal and U.S. Gas were due to the capitalization of PIK interest totaling $1,464,781.  The

Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $3.5 million due to a PIK distribution, which was treated as a return of capital.

For the Nine Month Period Ended July 31, 2014

The Company had a net change in unrealized depreciation on portfolio investments of approximately $13.0 million for the nine month period ended July 31, 2014.  The change in unrealized depreciation for the nine month period ended July 31, 2014 primarily resulted from the Valuation Committee’s decision to decrease the fair value of the Company’s investments in Foliofn, Inc. preferred stock by approximately $1.1 million, MVC Automotive equity interest by approximately $2.2 million, G3K loan by approximately $5.6 million, NPWT common stock by approximately $8,000 and preferred stock by approximately $140,000, U.S. Gas preferred stock by $9.0 million, Velocitius equity interest by approximately $2.7 million, Ohio Medical series A preferred stock by $800,000, Security Holdings equity interest by $446,000, Biovation warrants by $70,000, Centile equity interest by $48,000, SGDA Europe equity interest by approximately $2.0 million, Biovation bridge loan by approximately $18,000,  Octagon equity interest by approximately $750,000, Tekers common stock by $116,000, JSC Tekers common and preferred stock by approximately $499,000  and the Turf guarantee by $92,000.  These changes in unrealized depreciation were partially off-set by the Valuation Committee determinations to increase the fair value of the Company’s investments in Custom Alloy series A preferred stock by approximately $12,000 and series B preferred stock by approximately $2.7 million, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $3.5 million, PrePaid Legal loan by $100,000, Freshii warrant by approximately $23,000, RuMe series C preferred stock by approximately $75,000, Biogenic senior convertible note by $275,000, Advantage preferred stock by $96,000 and Vestal common stock by approximately $4.5 million.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $2.9 million due to a PIK distribution, which was treated as a return of capital.  The reclassification from unrealized depreciation to a realized loss caused by the dissolution of BPC II, LLC of $180,000 was also a component in the change in unrealized depreciation.

PORTFOLIO INVESTMENTS

For the Nine Month Period Ended July 31, 2015 and the Year Ended October 31, 2014.  The cost of the portfolio investments held by the Company at July 31, 2015 and at October 31, 2014 was $450.3 million and $440.0 million, respectively, an increase of $10.3 million.  The aggregate fair value of portfolio investments at July 31, 2015 and at October 31, 2014 was $400.4 million and $447.6 million, respectively, a decrease of $47.2 million.  The Company held unrestricted cash, cash equivalents and restricted cash equivalents at July 31, 2015 and at October 31, 2014 of $27.6 million and $23.4 million, respectively, an increase of approximately $4.2 million.  The Company held no short-term investments at July 31, 2015 and at October 31, 2014 held U.S. Treasury obligations with a cost and fair value of approximately $100.0 million and approximately $99.9 million, respectively.

For the Nine Month Period Ended July 31, 2015

During the nine month period ended July 31, 2015, the Company made eight new investments, committing capital totaling approximately $58.1 million.  The investments were made in RX ($10.3 million), Agri-Carriers ($11.8 million), Legal Solutions ($8.7 million), Results Companies ($9.0 million), Vestal ($6.5 million), Thunderdome ($2.0 million), Initials ($4.8 million) and U.S. Technologies ($5.0 million).

During the nine month period ended July 31, 2015, the Company made 4 follow-on investments into 4 existing portfolio companies totaling approximately $2.6 million.  On May 27, 2015, the Company invested an additional $1.1 million into MVC Automotive in the form of common equity interest.  On June 3, 2015, the Company invested an additional $250,000 into Centile in the form of common equity interest. On July 6, 2015, the Company invested $250,000 into BAC in the form of equity.  See below for further information on BAC.  On July 7, 2015, the Company made a secured $1.0 million loan to Biogenic.  The loan has a 16% interest rate and matures on February 29, 2016.  The Company also received a warrant at no cost and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.

On November 26, 2014, Summit Research Labs, Inc. repaid its second lien loan in full including all accrued interest totaling approximately $25.7 million.

On December 31, 2014, the Company received distributions totaling $388,000 from the PE Fund, which was treated as a return of capital.

On April 20, 2015, BAC credit purchased the assets of Biovation.  The Company received 90 shares of class B non-voting common stock in BAC as part of the transaction and realized a loss on Biovation of approximately $2.2 million.

On May 1, 2015, the Company sold 2,893 shares of common stock in Ohio Medical for a nominal amount resulting in no realized gain or loss.

On May 29, 2015, the Company sold its 81,000 shares of common stock in Vestal receiving total proceeds of approximately $17.9 million resulting in a realized gain of approximately $15.0 million.  The total proceeds includes a $1.0 million dividend and assumes full receipt of the escrow proceeds.  The $600,000 loan was also repaid in full, including all accrued interest.  As part of the transaction, the Company reinvested approximately $6.3 million in the form of a subordinated loan, $250,000 for 5,610 shares of common stock and a warrant with no cost. The loan has an interest rate of 15% and matures on November 28, 2021.

On June 19, 2015, the Company monetized a majority of its investment in Velocitius receiving approximately $9.2 million in proceeds, which included a return of capital and closing fees and was net of a minimal currency loss.

During the month ended June 30, 2015, the Company sold its $10.0 million PrePaid Legal loan for proceeds totaling approximately $10.1 million, including all accrued interest.

During the nine month period ended July 31, 2015, Custom Alloy made principal payments totaling $3.5 million on its unsecured subordinated loan.  The balance of the loan at July 31, 2015 was $3.0 million.

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

During the quarter ended July 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in RuMe series C preferred stock by approximately $198,000 and series B preferred stock by approximately $53,000, Custom Alloy second lien loan by approximately $191,000, Turf guarantee by approximately $19,000, Centile equity interest by $48,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $751,000 and Advantage preferred stock by approximately $302,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal and U.S. Gas were due to the capitalization of PIK interest totaling $525,997.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $1.2 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by $383,000, NPWT preferred stock by $1,000, Tekers common stock by $117,000, Turf loan by approximately $2,000, Vestal escrow by approximately $15,000, BAC common stock by approximately $167,000,  Biogenic warrant and senior convertible note by a net total of approximately $2,000, Morey’s second lien loan by approximately $753,000, Inland loan by $10.0 million, Velocitius equity interest by approximately $774,000, JSC Tekers preferred stock by $35,000, SGDA Europe equity interest by approximately $1.1 million, Ohio Medical series A preferred stock by $6.0 million, MVC Automotive equity interest by $616,000 and Security Holdings equity interest by $2.0 million.

During the nine month period ended July 31, 2015, the Valuation Committee increased the fair value of the Company’s investments in Turf loan and guarantee by a total of approximately $20,000, Biogenic warrant and senior convertible note by a net total of approximately $878,000, SCSD common stock by $387,000, Advantage preferred stock by approximately $294,000, MVC Private Equity Fund L.P. general partnership interest and limited partnership interest in the PE Fund by a total of approximately $602,000, Custom Alloy second lien loan by approximately $96,000 and RuMe series C preferred stock by approximately $1.6 million and series B preferred stock by approximately $395,000.  In addition, increases in the cost basis and fair value of the loans to Biogenic, Custom Alloy, Morey’s, Vestal and

U.S. Gas were due to the capitalization of PIK interest totaling $1,464,781.  The Valuation Committee also increased the fair value of the Ohio Medical series C convertible preferred stock by approximately $3.5 million due to a PIK distribution, which was treated as a return of capital.  The Valuation Committee also decreased the fair value of the Company’s investments in Foliofn, Inc. preferred stock by $356,000, NPWT common stock by $3,000 and preferred stock by $49,000, Tekers common stock by $308,000,  PrePaid Legal loan by $100,000,  Centile equity interest by $588,000,  BAC common stock by approximately $167,000,  Vestal escrow by approximately $15,000, Biovations loan by approximately $3.4 million,  Morey’s second lien loan by approximately $1.0 million,  Velocitius equity interest by $2.8 million, JSC Tekers preferred stock by $629,000, Security Holdings equity interest by $4.0 million, SGDA Europe equity interest by approximately $3.2 million, Ohio Medical series A preferred stock by $16.5 million, MVC Automotive equity interest by $6.3 million and Inland warrant by approximately $700,000 and loan by approximately $11.4 million.

At July 31, 2015, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $400.4 million with a cost basis of $450.3 million.  At July 31, 2015, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.5 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $394.9 million and $426.5 million, respectively.  At October 31, 2014, the fair value of all portfolio investments, exclusive of short-term investments and escrow receivables, was $447.6 million with a cost basis of $440.0 million.  At October 31, 2014, the fair value and cost basis of portfolio investments of the Legacy Investments was $5.9 million and $23.8 million, respectively, and the fair value and cost basis of portfolio investments made by the Company’s current management team was $441.7 million and $416.2 million, respectively.

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

On November 11, 2013, MVC Automotive Group B.V. completed a tax-free reorganization into MVC Automotive Group GmbH “MVC Automotive”, an Austrian holding company, to increase operating efficiencies.

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

Portfolio Companies

During the nine month period ended July 31, 2015, the Company had investments in the following portfolio companies:

Actelis Networks, Inc.

Actelis Networks, Inc. (“Actelis”), Fremont, California, a Legacy Investment, provides authentication and access control solutions designed to secure the integrity of e-business in Internet-scale and wireless environments.

At October 31, 2014 and July 31, 2015, the Company’s investment in Actelis consisted of 150,602 shares of Series C preferred stock at a cost of $5.0 million.  The investment has been fair valued at $0.

Advantage Insurance Holdings

Advantage, Cayman Islands, is a provider of specialty insurance, reinsurance and related services to business owners and high net worth individuals.

At October 31, 2014, the Company’s investment in Advantage consisted of 750,000 shares of preferred stock with a cost basis of $7.5 million and a fair value of approximately $7.7 million.

During the nine month period ended July 31, 2015, the Valuation Committee increased the fair value of the preferred stock by approximately $294,000.

At July 31, 2015, the 750,000 shares of preferred stock had a cost basis of $7.5 million and a fair value of approximately $8.0 million.

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

At July 31, 2015, the Company’s investment in Agri-Carriers consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $11.8 million.  The decrease in cost basis of the loan is due to the amortization of loan origination costs.

Biogenic Reagents

Biogenic, Minneapolis, Minnesota, is a producer of high-performance activated carbon products made from renewable biomass.

At October 31, 2014, the Company’s investment in Biogenic consisted of two senior notes with maturity dates of July 21, 2018 and September 30, 2015, a senior convertible note with a maturity note of July 21, 2018 and a warrant.  The notes have an interest rate of 16%.  The loans had a combined outstanding balance and cost basis of approximately $14.0 million and a combined fair value of approximately $14.3 million.  The warrant had a cost basis and fair value of $0.

On July 7, 2015, the Company loaned $1.0 million to Biogenic in the form of a secured loan.  The loan has a 16% interest rate and matures on February 29, 2016.  The Company also received a warrant at no cost and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.

During the nine month period ended July 31, 2015, the Valuation Committee decreased the fair value of the senior convertible note by approximately $227,000 and increased the fair value of the warrant by approximately $1.1 million.

At July 31, 2015, the Company’s loans had a combined outstanding balance of approximately $15.4 million, a cost basis of approximately $14.0 million and a combined fair value of approximately $15.1 million.  The warrants have a combined fair value of approximately $1.7 million.  The increase in cost basis of the loans is due to amortization of the warrants and capitalization of “payment in kind” interest and the increase in the fair value is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

Biovation Acquisition Co.

BAC, Montgomery, Minnesota, is a manufacturer and marketer of environmentally friendly, organic and sustainable laminate materials and composites.

On April 20, 2015, BAC credit purchased the assets of Biovation.  The Company received 90 shares of class B non-voting common stock in BAC as part of the transaction.

On July 6, 2015, the Company invested $250,000 into BAC in the form of equity.

During the nine month period ended July 31, 2015, the Valuation Committee decreased the fair value of the common stock by approximately $167,000.

At July 31, 2015, the Company’s investment consisted of 90 shares of class B non-voting common stock with cost basis of approximately $785,000 and a fair value of approximately $617,000.

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

During the nine month period ended July 31, 2015, the Valuation Committee decreased the fair value of the loan by approximately $3.4 million.

At July 31, 2015, the Company’s investment consisted of a bridge loan with an outstanding balance and cost basis of approximately $1.1 million and a fair value of $0.  The warrants had a cost of $398,000 and a fair value of $0.  The Company reserved in full against all of the accrued interest starting August 1, 2014.

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

On June 3, 2015, the Company invested an additional $250,000 into Centile in the form of common equity interest.

During the nine month period ended July 31, 2015, the Valuation Committee decreased the fair value of the common equity interest by approximately $588,000.

At July 31, 2015, the Company’s investment in Centile consisted of common equity interest at a cost of $3.5 million and a fair value of approximately $4.7 million.

Kevin Scoby, a representative of the Company, serves as a director of Centile.

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

During the nine month period ended July 31, 2015, Custom Alloy made principal payments totaling $3.5 million on its unsecured subordinated loan.

During the nine month period ended July 31, 2015, the Valuation Committee increased the fair value of the second lien loan by approximately $96,000.

At July 31, 2015, the Company’s investment in Custom Alloy consisted of an unsecured subordinated loan with a cost basis, outstanding balance and fair value of approximately $3.0 million and a second lien loan with a cost basis and outstanding balance of approximately $23.6 million and a fair value of approximately $23.7 million.  The increase in cost and fair value of the loans is due to the capitalization of “payment in kind” interest.  These increases were approved by the Company’s Valuation Committee.

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

At July 31, 2015, the Company’s investment in Equus consisted of 4,444,644 shares of common stock with a cost of approximately $10.0 million and a market value of approximately $8.4 million.

Foliofn, Inc.

Foliofn, Vienna, Virginia, a Legacy Investment, is a financial services technology company that offers investment solutions to financial services firms and investors.

At October 31, 2014, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of $5.9 million.

During the nine month period ended July 31, 2015, the Valuation Committee decreased the fair value of the preferred stock by approximately $356,000.

At July 31, 2015, the Company’s investment in Foliofn consisted of 5,802,259 shares of Series C preferred stock with a cost of $15.0 million and a fair value of approximately $5.5 million.

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

At October 31, 2014, and July 31, 2015, the Company’s investment in G3K consisted of a senior loan with an outstanding balance and cost basis of $5.6 million and a fair value of $0.  The senior loan has an interest rate of 13% and a maturity date of April 11, 2019.  The Company has reserved in full against all of the accrued interest starting April 14, 2014.

Harmony Health & Beauty, Inc.

HH&B, Purchase, New York, purchased the assets of Harmony Pharmacy on November 30, 2010, during a public UCC sale for approximately $6.4 million.  HH&B was a distributor of health and beauty products.  The Company’s initial investment consisted of 100,010 shares of common stock.

At October 31, 2014 and July 31, 2015, the Company’s investment in HH&B consisted of 147,621 shares of common stock with a cost of $6.7 million and fair value of $0.

Michael Tokarz, Chairman of the Company, serves as a director of HH&B.

Initials, Inc.

Initials, Inc. (“Initials”), Clarkesville, Georgia, is a direct selling organization specializing in customized bags, organizational products and fashion accessories.

On June 23, 2015, the Company loaned approximately $4.8 million to Initials in the form of a senior subordinated loan.  The loan has an interest rate of 15% and matures on June 22, 2020.

At July 31, 2015, the Company’s investment in Initials consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $4.8 million.

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

During the nine month period ended July 31, 2015, the Valuation Committee decreased the fair value of the warrant by $713,000 and the senior secured loan by approximately $11.4 million.

At July 31, 2015, the Company’s investment in Inland consisted of a senior secured loan with an outstanding balance of $15.0 million, a cost basis of $14.5 million and a fair value of approximately $3.0 million.  The warrants had a cost basis of $713,000 and a fair value of $0.

JSC Tekers Holdings

JSC Tekers, Latvia, is an acquisition company focused on real estate management.

At October 31, 2014, the Company’s investment in JSC Tekers consisted of preferred equity with a cost basis of $11.8 million and a fair value of $6.2 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $4,200.

During the nine month period ended July 31, 2015, the Valuation Committee decreased the fair value of the preferred stock by approximately $629,000.

At July 31, 2015, the Company’s investment in JSC Tekers consisted of preferred equity with a cost basis of $11.8 million and a fair value of $5.5 million and 3,201 shares of common stock with a cost basis of $4,500 and a fair value of $4,200.

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

At July 31, 2015, the Company’s investment in Legal Solutions consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $8.7 million.  The decrease in cost basis of the loan is due to the amortization of loan origination costs.

Mainstream Data, Inc.

Mainstream Data, Inc. (“Mainstream”), Salt Lake City, Utah, a Legacy Investment, develops and operates satellite, internet and wireless broadcast networks for information companies. Mainstream networks deliver text news, streaming stock quotations and digital images to subscribers around the world.

At October 31, 2014 and July 31, 2015, the Company’s investment in Mainstream consisted of 5,786 shares of common stock with a cost of $3.75 million. The investment has been fair valued at $0.

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

On June 28, 2015, the interest rate on the loan increased to 14%.

During the nine month period ended July 31, 2015, the Valuation Committee decreased the fair value of the loan by approximately $1.0 million.

At July 31, 2015, the loan had an outstanding balance and cost basis of $15.7 million and a fair value of $14.9 million.  The increase in cost and fair value of the loan is due to the capitalization of PIK interest.  The increase in the fair value due to the capitalization of PIK interest was approved by the Company’s Valuation Committee.

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

On May 27, 2015, the Company invested an additional $1.1 million into MVC Automotive in the form of common equity interest.

During the nine month period ended July 31, 2015, the Valuation Committee decreased the fair value of the equity interest by approximately $6.3 million.

At July 31, 2015, the Company’s investment in MVC Automotive consisted of an equity interest with a cost of approximately $46.8 million and a fair value of approximately $16.4 million.  The mortgage guarantee for MVC Automotive was equivalent to approximately $7.1 million at July 31, 2015.  This guarantee was taken into account in the valuation of MVC Automotive.

Michael Tokarz, Chairman of the Company, and Puneet Sanan, a representative of the Company, serve as directors of MVC Automotive.

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

During the nine month period ended July 31, 2015, the Valuation Committee increased the fair values of the limited partnership and general partnership interests totaling approximately $602,000.

At July 31, 2015, the limited partnership interest in the PE Fund had a cost of approximately $13.8 million and a fair value of approximately $20.6 million.  The Company’s general partnership interest in the PE Fund had a cost basis of approximately $353,000 and a fair value of approximately $518,000.  As of July 31, 2015, the PE Fund had invested in Plymouth Rock Energy, LLC, Gibdock Limited, Focus Pointe Holdings, Inc., Advanced Oilfield Services, LLC and AccuMed Corp.

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

During the nine month period ended July 31, 2015, the Valuation Committee decreased the fair values of the common stock and preferred stock totaling approximately $52,000.

At July 31, 2015, the common stock had a cost basis of approximately $1.2 million and a fair value of $2,000.  The convertible preferred stock had a cost basis of $0 and a fair value of $32,000.

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

During the nine month period ended July 31, 2015, the fair value of the series C convertible preferred stock was increased by approximately $3.5 million due to a PIK distribution, which was treated as a return of capital.

During the nine month period ended July 31, 2015, the Valuation Committee decreased the fair values of the series A preferred stock by $16.5 million.

At July 31, 2015, the Company’s investment in Ohio Medical consisted of 5,620 shares of common stock with a cost basis of approximately $15.8 million and a fair value of $0, 32,600 shares of series A convertible preferred stock with a cost basis of $30.0 million and a fair value of $7.3 million and 10,324 shares of series C convertible preferred stock with a cost basis of $22.6 million and a fair value of $31.2 million.

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

During the nine month period ended July 31, 2015, the Valuation Committee decreased the fair value of the loan by $100,000.

During the month ended June 30, 2015, the Company sold its $10.0 million PrePaid Legal loan for proceeds totaling approximately $10.1 million, including all accrued interest.

At July 31, 2015, the Company no longer held an investment in PrePaid Legal.

The Results Companies, LLC

The Results Companies, LLC (“Results Companies”), Fort Lauderdale, FL, is a leading business process outsourcing provider of customer management solutions.

On December 30, 2014, the Company invested $9.0 million in Results Companies in the form of a senior subordinated loan.  The loan bears annual interest at 15.5% and has a maturity date of July 1, 2016.

At July 31, 2015, the Company’s investment in Results Companies consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $9.0 million.  The decrease in cost basis of the loan is due to the amortization of loan origination costs.

RX Innovation, Inc.

RX Innovation, Inc. (“RX Innovation”), Fort Worth, TX, provides hardware and software products to pharmacies throughout the United States.

On December 30, 2014, the Company invested $10.3 million in RX Innovation in the form of a senior subordinated loan.  The loan bears annual interest at 16% and has a maturity date of March 1, 2017.

At July 31, 2015, the Company’s investment in RX Innovation consisted of a senior subordinated loan with an outstanding amount, cost basis and fair value of approximately $10.3 million.  The decrease in cost basis of the loan is due to the amortization of loan origination costs.

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

During the nine month period ended July 31, 2015, the Valuation Committee increased the fair value of the series C preferred stock by $1.6 million and the Series B preferred stock by $395,000.

At July 31, 2015, the Company’s investment in RuMe consisted of 5,297,548 shares of common stock with a cost basis and fair value of approximately $924,000, 4,999,076 shares of series B-1 preferred stock with a cost basis of approximately $1.0 million and a fair value of approximately $1.5 million and 23,896,634 shares of series C preferred stock with a cost basis of approximately $3.4 million and a fair value of approximately $5.8 million.

John Kelly, a representative of the Company, serves as a director of RuMe.

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

During the nine month period ended July 31, 2015, the Valuation Committee decreased the fair value of the common equity interest by approximately $4.0 million.

At July 31, 2015, the Company’s common equity interest in Security Holdings had a cost basis of approximately $52.9 million and a fair value of approximately $46.7 million.

Puneet Sanan, a representative of the Company, serves as a director of Security Holdings.

SGDA Europe B.V.

SGDA Europe is an Amsterdam-based holding company that pursues environmental and remediation opportunities in Romania.

At October 31, 2014, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $10.0 million.

During the nine month period ended July 31, 2015, the Valuation Committee decreased the fair value of the common equity interest by approximately $3.2 million.

At July 31, 2015, the Company’s equity investment had a cost basis of approximately $28.5 million and a fair value of approximately $6.9 million.

John Kelly, a representative of the Company, serves as a director of SGDA Europe.

SIA Tekers Invest

Tekers, Riga, Latvia, is a port facility used for the storage and servicing of vehicles.

At October 31, 2014, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $1.2 million.  There was no balance on the guarantee for Tekers at October 31, 2014.

During the nine month period ended July 31, 2015, the Valuation Committee decreased the fair value of the common stock by approximately $308,000.

At July 31, 2015, the Company’s investment in Tekers consisted of 68,800 shares of common stock with a cost of $2.3 million and a fair value of approximately $917,000.  There was no balance on the guarantee for Tekers at July 31, 2015.  This guarantee was taken into account in the valuation of Tekers.

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

At July 31, 2015, the Company no longer held an investment in Summit.

Thunderdome restaurants, LLC

Thunderdome Restaurants, LLC (“Thunderdome”), Cincinnati, Ohio, is a restaurant group with locations in Cincinnati, Columbus, Cleveland, Indianapolis, Nashville and Charlotte.

On June 11, 2015, the Company loaned $2.0 million to Thunderdome Restaurants LLC in the form of a second lien loan.  The loan has an interest rate of 12% and matures on June 10, 2020.

At July 31, 2015, the Company’s investment in Thunderdome consisted of a second lien loan with an outstanding amount, cost basis and fair value of approximately $2.0 million.

Turf Products, LLC

Turf, Enfield, Connecticut, is a wholesale distributor of golf course and commercial turf maintenance equipment, golf course irrigation systems and consumer outdoor power equipment.

At October 31, 2014, the Company’s investment in Turf consisted of a senior subordinated loan, bearing interest at 11% per annum with a maturity date of November 1, 2018, membership interest and warrants.  The senior subordinated loan had an outstanding balance, cost basis and a fair valued of $3.9 million. The membership interest had a cost of approximately $3.5 million and a fair value of approximately $4.0 million.  The warrants had a cost of $0 and a fair value of $0.  The Company also had a guarantee to Berkshire Bank that was fair valued at -$67,000 or negative $67,000.

During the nine month period ended July 31, 2015, the Valuation Committee increased the fair value of the loan by approximately $1,000 and the guarantee by approximately $19,000.

At July 31, 2015, the senior subordinated loan had an outstanding balance, cost basis and a fair value of approximately $3.9 million.  The membership interest had a cost of approximately $3.5 million and a fair value of approximately $4.0 million.  The warrants had a cost and fair value of $0 and the guarantee was fair valued at -$48,000 or negative $48,000.

Michael Tokarz, Chairman of the Company, and Puneet Sanan and Shivani Khurana, representatives of the Company, serve as directors of Turf.

United States Technologies, Inc.

United States Technologies, Inc. (“U.S. Technologies”), Fairlawn, New Jersey, offers diagnostic testing, redesign, manufacturing, reverse engineering and repair services for malfunctioning electronic components of machinery and equipment.

On July 17, 2015, the Company loaned $5.0 million to U.S Technologies in the form of a senior term loan.  The loan has an interest rate of 10.5% and matures on July 17, 2020.

At July 31, 2015, the Company’s investment in U.S Technologies consisted of a senior term loan with an outstanding amount, cost basis and fair value of approximately $5.0 million.

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

At July 31, 2015, the loans had a combined outstanding balance, cost basis and a fair value of approximately $10.6 million.  The increases in the outstanding balance, cost and fair value of the loan are due to the capitalization of “payment in kind” interest.  The increase in the fair value was approved by the Company’s Valuation Committee.  The convertible Series I preferred stock had a fair value of approximately $83.7 million and a cost basis of $500,000 and the convertible Series J preferred stock had a cost basis and fair value of $0.

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

During the nine month period ended July 31, 2015, the Valuation Committee increased the fair value of the common stock by $387,000.

At July 31, 2015, the Company’s investment in SCSD consisted of 784 shares of class B common stock with a cost basis of approximately $5.5 million and a fair value of approximately $5.9 million.  The secured loan had an outstanding balance, cost basis and fair value of $1.5 million.

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

On June 19, 2015, the Company monetized a majority of its investment in Velocitius receiving approximately $9.2 million in proceeds which included a return of capital and closing fees and was net of a minimal currency loss.

During the nine month period ended July 31, 2015, the Valuation Committee decreased the fair value of the equity investment by approximately $2.8 million.

At July 31, 2015, the equity investment in Velocitius had a cost of approximately $2.7 million and a fair value of $0.

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

On May 29, 2015, the Company sold its 81,000 shares of common stock in Vestal receiving total proceeds of approximately $17.9 million resulting in a realized gain of approximately $15.0 million.  The total proceeds includes a $1.0 million dividend and assumes full receipt of the escrow proceeds.  The $600,000 loan was also repaid in full including all accrued interest.  As part of the transaction, the Company reinvested approximately $6.3 million in the form of a subordinated loan, $250,000 for 5,610 shares of common stock and a warrant with no cost. The loan has an interest rate of 15% and matures on November 28, 2021.

At July 31, 2015, the Company’s investment in Vestal consisted of a subordinated loan, 5,610 shares of common stock and a warrant.  The loan had an outstanding balance, cost, and fair value of $6.3 million.  The 5,610 shares of common stock had a cost basis and fair value of $250,000 and the warrant had no cost and was fair valued at $0.

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

At July 31, 2015, the Company had investments in portfolio companies totaling $400.4 million.  Also, on that date, the Company had approximately $12.6 million in cash equivalents and approximately $9.4 million in cash.  The Company considers all money market and other cash investments purchased with an original maturity of less than three months to be cash equivalents. U.S. government securities and cash equivalents are highly liquid.  Pending investments in portfolio companies pursuant to our principal investment strategy, the Company may make other short-term or temporary investments, including in exchange-traded funds and private investment funds offering periodic liquidity.

During the nine month period ended July 31, 2015, the Company made eight new investments, committing capital totaling approximately $58.1 million.  The investments were made in RX ($10.3 million), Agri-Carriers ($11.8 million), Legal Solutions ($8.7 million), Results Companies ($9.0 million), Vestal ($6.5 million), Thunderdome ($2.0 million), Initials ($4.8 million) and U.S. Technologies ($5.0 million).

During the nine month period ended July 31, 2015, the Company made 4 follow-on investments into 4 existing portfolio companies totaling approximately $2.6 million.  On May 27, 2015, the Company invested an additional $1.1 million into MVC Automotive in the form of common equity interest.  On June 3, 2015, the Company invested an additional $250,000 into Centile in the form of common equity interest. On July 6, 2015, the Company invested $250,000 into BAC in the form of equity.  See below for further information on BAC.  On July 7, 2015, the Company made a secured $1.0 million loan to Biogenic.  The loan has a 16% interest rate and matures on February 29, 2016.  The Company also received a warrant at no cost and allocated a portion of the cost basis of the loan to the warrant at the time the investment was made.

Current commitments include:

Commitments to Portfolio Companies:

At July 31, 2015 and October 31, 2014, the Company’s existing commitments to portfolio companies consisted of the following:

Portfolio Company	Amount Committed	Amount Funded at July 31, 2015
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Portfolio Company	Amount Committed	Amount Funded at October 31, 2014
MVC Private Equity Fund LP	$20.1 million	$14.6 million
Total	$20.1 million	$14.6 million

Guarantees:

At July 31, 2015 and October 31, 2014, the Company had the following commitments to guarantee various loans and mortgages:

Guarantee	Amount Committed	Amount Funded at July 31, 2015
MVC Automotive	$7.1 million	—
Tekers	—	—
Turf	$1.0 million	—
Total	$8.1 million	—

Guarantee	Amount Committed	Amount Funded at October 31, 2014
MVC Automotive	$5.0 million	—
Tekers		—
Turf	$1.0 million	—
Total	$6.0 million	—

ASC 460, Guarantees, requires the Company to estimate the fair value of the guarantee obligation at its inception and requires the Company to assess whether a probable loss contingency exists in accordance with the requirements of ASC 450, Contingencies.  At July 31, 2015, the Valuation Committee estimated the fair values of the guarantee obligations noted above to be approximately -$48,000 or negative $48,000.

These guarantees are further described below, together with the Company’s other commitments.

On July 19, 2007, the Company agreed to guarantee a 1.4 million Euro mortgage for Tekers, which did not have an outstanding balance as of July 31, 2015.

On January 16, 2008, the Company agreed to support a 4.0 million Euro mortgage for a Ford dealership owned and operated by MVC Automotive through making financing available to the dealership and agreeing under certain circumstances not to reduce its equity stake in MVC Automotive.  Overtime, Erste Bank, the bank extending the mortgage to MVC Automotive, increased the amount of the mortgage. As such, the balance of the guarantee as of July 31, 2015 is approximately 6.5 million Euro (equivalent to approximately $7.1 million).

The Company guaranteed $1.0 million of Turf’s indebtedness to Berkshire Bank, which had a fair value of -$48,000 or negative $48,000 as of July 31, 2015.

On March 31, 2010, the Company pledged its Series I and Series J preferred stock of U.S. Gas to Macquarie Energy, LLC (“Macquarie Energy”) as collateral for Macquarie Energy’s trade supply credit facility to U.S. Gas.

On October 29, 2010, through MVC Partners and MVCFS, the Company committed to invest approximately $20.1 million in the PE Fund, for which an indirect wholly-owned subsidiary of the Company serves as GP.  The PE Fund closed on approximately $104 million of capital commitments.  During the fiscal year ended October 31, 2012 and thereafter, MVC Partners was consolidated with the operations of the Company as MVC Partners’ limited partnership interest in the PE Fund is a substantial portion of MVC Partners operations.  The investment period related to the PE Fund has ended.  Additional capital may be called for follow-on investments in portfolio companies of the PE Fund or to pay operating expenses of the PE Fund. As of July 31, 2015, $14.6 million of the Company’s commitment has been contributed.

On April 26, 2011, the Company agreed to collateralize a 5.0 million Euro letter of credit from JPMorgan Chase Bank, N.A. (equivalent to approximately $5.5 million at July 31, 2015), which is classified as restricted cash equivalents on the Company’s consolidated balance sheet at July 31, 2015.  This letter of credit is being used as collateral for a project guarantee by AB DnB NORD bankas to Security Holdings.

On November 30, 2011, the Company pledged its common stock and series A convertible preferred stock of Ohio Medical to collateralize a loan made to Ohio Medical by another financial institution.  On June 27, 2013, the Company pledged its series C convertible preferred stock of Ohio Medical to further collateralize the same third party loan made to Ohio Medical in 2011.

Commitments of the Company

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

On May 3, 2013, the Company sold approximately $33.9 million of additional Senior Notes in a direct offering.  The additional Senior Notes will also mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after April 15, 2016.  The Notes will also bear interest at a rate of 7.25% per year payable quarterly on January 15, April 15, July 15, and October 15 of each year.  As of July 31, 2015, the total outstanding amount of the Senior Notes was approximately $114.4 million with a market value of approximately $113.7 million. The market value of the Senior Notes is based on the closing price of the security as of July 31, 2015 on the New York Stock Exchange (NYSE:MVCB).

On July 31, 2013, the Company entered into a one-year, $50 million revolving credit facility (“Credit Facility II”) with Branch Banking and Trust Company (“BB&T”). At October 31, 2013, the balance of Credit Facility II was $50.0 million.  On January 31, 2014, Credit Facility II was increased to a $100 million revolving credit facility.  Credit Facility II was renewed on December 1, 2015 and will now expire on May 31, 2016, at which time all outstanding amounts under it will be due and payable.  During the nine month period ended July 31, 2015, the Company’s net repayments on Credit Facility II were $0, resulting in an outstanding balance of $100.0 million at July 31, 2015.  Credit Facility II is used to provide the Company with better overall financial flexibility in managing its investment portfolio.  Borrowings under Credit Facility II bear interest at LIBOR plus 100 basis points.  In addition, the Company is also subject to a 25 basis point commitment fee for the average amount of Credit Facility II that is unused during each fiscal quarter.  The Company paid closing fees, legal and other costs associated with these transactions.  These costs will be amortized over the life of the facility.  Borrowings under Credit Facility II will be secured by cash, short-term and long-term U.S. Treasury securities and other governmental agency securities.

On December 30, 2014, the Company entered into a 6 month, $25.0 million bridge loan (“Bridge Loan”) with Firstrust Bank, initially borrowing approximately $15.9 million.  Prior to maturity, the Bridge Loan was extended to October 30, 2015.  During the nine month period ended July 31, 2015, after the initial borrowing of $15.9 million, the Company borrowed approximately $12.8 million and repaid approximately $15.9 million, resulting in an outstanding balance of approximately of $12.8 million.  Borrowings under the Bridge Loan will bear interest at 5%.  The Company paid closing fees, legal and other costs associated with the transaction.  These costs will be amortized over the life of the Bridge Loan.  See Note 16 Subsequent Events for additional information.

The Company enters into contracts with Portfolio Companies and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to indemnifications to be remote.

Subsequent Events

On October 16, 2015, the Company’s Board of Directors declared a dividend of $0.135 per share.  The dividend was paid on October 30, 2015 to shareholders of record on October 26, 2015 and amounted to approximately $3.1 million.

On October 16, 2015, the Company sold its remaining common equity interest in Velocitius and received zero proceeds resulting in a realized loss of approximately $2.7 million.

On October 19, 2015, the Company invested an additional $1.7 million in MVC Automotive.

On October 29, 2015, the Board approved the renewal of the Advisory Agreement for the 2016 fiscal year. Further, the Adviser agreed to waive a portion of the base management fee so that it is reduced to 1.50% for fiscal year 2016. In addition, the Adviser agreed to waive $1 million of any incentive fee on capital gains if and when payable to the Adviser under the Advisory Agreement. Furthermore, the Company and the Adviser agreed to reduce the expense cap for fiscal 2016 to 3.25% under the Modified Methodology.

On October 30, 2015, the Bridge Loan’s maturity date was extended to December 31, 2015.  The Bridge Loan was then replaced on December 9, 2015 with the new revolving borrowing base credit facility with Santander Bank N.A.

On October 30, 2015, the Company realized a loss of $6.7 million with the dissolution of Harmony.

On November 3, 2015, Results Companies repaid its loan in full, including all accrued interest totaling approximately $10.0 million.

On November 20, 2015 and December 3, 2015, the Company invested an additional $538,000 and $1.1 million, respectively, in MVC Automotive common equity.

On November 20, 2015, Grant Thornton, LLP was engaged as the independent registered public accounting firm for fiscal year 2015, effective following the Company’s filing of its Quarterly Report on Form 10-Q for the quarter ended April 30, 2015 (the “April 30 10-Q”).  As previously disclosed by the Company, on June 29, 2015, Ernst & Young LLP informed the Company that it would not stand for reappointment as the Company’s independent registered public accounting firm for the fiscal year ending October 31, 2015.

On December 1, 2015, Credit Facility II was renewed and will now expire on May 31, 2016, at which time all outstanding amounts under it will be due and payable.  The Company is in compliance with all loan covenants related to Credit Facility II as of the filing of this Form 10-Q.

On December 9, 2015, the Company entered into a three-year, $50 million revolving borrowing base credit facility with Santander Bank N.A. as a lender and lead agent and Wintrust Bank as a lender and syndication agent.  The revolving credit facility can, under certain conditions, be increased up to $85 million.  The new facility bears an interest rate of LIBOR plus 3.75% or the prime rate plus 1% (at the Company’s option), and includes a 1% closing fee of the commitment amount and a 0.75% unused fee.  The compensating balance for the revolving credit facility is $10.0 million.  The new facility will replace the $30.0 million Bridge Loan with Firstrust Bank that matured on December 31, 2015.

On December 15, 2015, the Company loaned approximately $1.6 million to Somotra nv, a wholly-owned subsidiary of MVC Automotive.

On December 18, 2015, the Company invested approximately $5.1 million in Pride Engineering, LLC in the form of a second lien loan.  The loan bears annual interest of 12% and matures on May 18, 2021.

On December 21, 2015, the Company’s Board of Directors declared a dividend of $0.135 per share.  Additionally, due to the realization of capital gains, the Company’s Board of Directors declared a special dividend of $0.17 per share.  The dividend was paid on January 8, 2016 to shareholders of record on December 31, 2015 and totaled approximately $6.9 million.

On December 31, 2015, the Company completed the sale of Ohio Medical through an asset sale.  The Company expects gross proceeds of approximately $40.0 million, including fees. At the time of closing, the Company received cash proceeds of approximately $29.0 million and anticipates receiving an additional $11.0 million, assuming the full receipt of all escrow proceeds scheduled for various periods, with the final release of payment scheduled for 18 months from the closing.

On January 4, 2016, the Company invested an additional $1.5 million in Legal Solutions Holdings, Inc. increasing its senior subordinated loan to approximately $8.7 million.

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

Financial instruments that subjected the Company to concentrations of market risk consisted principally of equity investments, subordinated notes, debt instruments, and escrow receivables, which represent approximately 74.64% of the Company’s total assets at July 31, 2015.  As discussed in Note 8 “Portfolio Investments,” these investments consist of securities in companies with no readily determinable market values and as such are valued in accordance with the Company’s fair value policies and procedures. The Company’s investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid, in small and middle market companies, and include entities with little operating history or entities that possess operations in new or developing industries. These investments, should they become publicly traded, would generally be: (i) subject to restrictions on resale, if they were acquired from the issuer in private placement transactions; and (ii) susceptible to market risk. The Company may make short-term investments in 90-day Treasury Bills or longer-term treasury notes, which are federally guaranteed securities, or other investments, including exchange-traded funds, private investment funds and designated money market accounts, pending investments in portfolio companies made pursuant to our principal investment strategy.

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

At July 31, 2015, approximately 73.09% of our total assets represented portfolio investments and escrow receivables recorded at fair value.

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

We have identified a material weakness in our internal control over financial reporting. Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our securities to decline.

We have identified a material weakness in our internal control over financial reporting related to the valuation of certain portfolio companies and, as a result of such weakness, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of October 31, 2014. This contributed to a delay in the filing of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 (and, as a result, the Form 10-K for the fiscal year ended October 31, 2015) and the restatement of our previously issued quarterly and annual financial statements for the fiscal year ended October 31, 2013. For further information regarding this matter, please refer to Item 4. Controls and Procedures.

In addition, we may experience delay or be unable to meet our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Management’s ongoing assessment of disclosure controls and procedures as well as internal control over financial reporting may in the future identify additional weaknesses and conditions that need to be addressed. Any failure to improve our disclosure controls and procedures or internal control over financial reporting to address identified weaknesses in the future, if they were to occur, could prevent us from maintaining accurate accounting records and discovering material accounting errors, which in turn,  could adversely affect our business and the value of our common stock.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital

We did not file this Quarterly Report on Form 10-Q within the timeframe required by the SEC. In addition, our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 (the “2015 Form 10-K”) currently is delinquent, and is not expected to be filed until the first half of 2016.  Because we have not remained current in our reporting requirements with the SEC, we are limited in our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of portfolio companies in a limited number of industries.  As of July 31, 2015, the fair value of our largest investment, U.S. Gas, comprised 31.5% of our net assets.  Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may continue to be significantly represented among our investments.  To the extent that we have large positions in the securities of a small number of portfolio companies, we are subject to an increased risk of significant loss should the performance or financial condition of these portfolio companies or their respective industries deteriorate.  We may also be more susceptible to any single economic or regulatory occurrence as a result of holding large positions in a small number of portfolio companies.

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

The ‘Polar Vortex’

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

Because we have borrowed and may continue to borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, may be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income.  Because of the fixed-rate nature of our debt investments and our borrowings, a hypothetical 1% increase or 1% decrease in interest rates is not expected to have a determinable (or easily predictable) material impact on the Company’s net investment income.  In periods of declining interest rates, we may have difficulty investing our borrowed capital into investments that offer an appropriate return. In periods of sharply rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We may utilize our short-term credit facilities as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with equity and long-term fixed-rate debt.  We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.  Additionally, we cannot assure you that financing will be available on acceptable terms, if at all.  Recent turmoil in the credit markets has greatly reduced the availability of debt financing.  Deterioration in the credit markets, which could delay our ability to sell certain of our loan investments in a timely manner, could also negatively impact our cash flows.

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

On October 31, 2014, the Company did not have a net capital loss carryforward. The Company had approximately $18.3 million in unrealized losses associated with Legacy Investments as of July 31, 2015.

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

As of July 31, 2015, we borrowed $100 million under our short-term credit facility, Credit Facility II (as defined above), which is due on May 31, 2016.  Further, we have approximately $114.4 million in aggregate principal amount of Senior Notes, due on January 15, 2023, and an approximately $12.8 million Bridge loan outstanding (as defined above), due on October 31, 2015.  See Note 16 Subsequent Events for additional information.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the individual who performs the functions of the Company’s Principal Executive Officer (“CEO”) and the individual who performs the functions of the Principal Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended October 31, 2014 (the “2014 10-K”), which continued to exist as of July 31, 2015.

Remediation of Material Weakness in Internal Control over Financial Reporting

We are in the process of improving our controls to remediate the material weakness that existed as of October 31, 2014 and July 31, 2015.  As discussed in the 2014 10-K, to address the material weakness, in the second half of 2015 the Company has adopted a corrective action plan which will add new and/or enhance existing controls surrounding the valuation process and financial reporting oversight of various controlled/affiliated portfolio companies, including additional reviews (by one or more MVC Capital representatives) of the financial reporting of controlled and certain affiliated portfolio companies and additional reviews and testing of valuation data of these controlled/affiliated portfolio companies. The Company has also enhanced its internal audit plan to incorporate risk assessments of controlled and certain affiliated portfolio companies. In addition, the Company has retained a third party consultant to perform external reviews of certain fair valuations. While some of the remediation actions are in process, this will take time to be fully integrated and confirmed to be effective and sustainable. Until the remediation steps are fully implemented and tested, the material weakness described above will continue to exist.

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

Changes in Internal Control over Financial Reporting

Other than the changes related to the material weakness and related remediation described in the 2014 10-K, there has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” section, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities for the quarter ended July 31, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

(a)                                 Exhibits

Exhibit No.	Exhibit

10(A)	Seventh Amended and Restated Credit Agreement between MVC Capital, Inc. and Branch Banking and Trust

10(B)	Credit Agreement between MVC Capital, Inc., Santander Bank, N.A. and Wintrust Bank

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

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

Date: 1/29/16
/s/ Michael Tokarz
Michael Tokarz

In the capacity of the officer who performs the functions of Principal Executive Officer.

MVC CAPITAL, INC.

Date: 1/29/16
/s/ Scott Schuenke
Scott Schuenke

In the capacity of the officer who performs the functions of Principal Financial Officer.